Form 10-K
period 1997-12-31
RESOURCE ASSET INVESTMENT TRUST
filed 1998-04-07
CIK 1045425

     FORM 10-K. -SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15(d)-2 OF THE SECURITIES EXCHANGE ACT OF 1934 CONTAINING ONLY FINANCIAL STATEMENTS
           FOR THE PERIOD FROM AUGUST 20, 1997 (DATE OF INCEPTION)
                          THROUGH DECEMBER 31, 1997

(Mark One)
[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended ---------------------------------------------------
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                   to
                              ------------------    -------------------------

Commission file Number                        1-14760
                       ------------------------------------------------------

                        RESOURCE ASSET INVESTMENT TRUST
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            MARYLAND                                        23-19819819
-------------------------------                      -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

            1845 WALNUT STREET, 10TH FLOOR, PHILADELPHIA, PA 19103
------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          (215) 861-7900
                                                   ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                  Name of each exchange on which
                                                        registered

Common Shares of Beneficial Interest              American Stock Exchange
------------------------------------          -------------------------------
------------------------------------          -------------------------------


          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes     No  X
                                                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 31,1998, 3,333,434 shares of common stock with a par value of $0.01 were outstanding. These shares, which constitute all of the voting stock of the registrant, had an aggregate market value on March 31, 1998 of $60,835,170. Affiliates of RAIT beneficially own in the aggregate 17 percent of such shares.

              Report of Independent Certified Public Accountants



Board of Trustees
Resource Asset Investment Trust


     We have audited the accompanying consolidated balance sheet of Resource Asset Investment Trust and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholder's deficiency, and cash flows for the period from August 20,1997 (date of inception) through December 31, 1997. These financial statements are the responsibility of Resource Asset Investment Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource Asset Investment Trust and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the period from August 20, 1997 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.





Philadelphia, Pennsylvania
March 5, 1998

                        RESOURCE ASSET INVESTMENT TRUST
                               and Subsidiaries
                          Consolidated Balance Sheet
                               December 31, 1997

ASSETS:
Deferred financing costs                                          $    20,340
Equipment                                                               8,766
Organizational costs                                                   57,716
Deferred offering expenses                                          2,104,558
Other assets                                                            1,084
                                                                  -----------
      Total assets                                                $ 2,192,464
                                                                  ===========

LIABILITIES AND SHAREHOLDER'S DEFICIENCY
  Accounts payable                                                $   657,751
  Due to affiliates                                                 1,579,330
                                                                  -----------
      Total liabilities                                             2,237,081

Shareholder's deficiency
    Preferred Shares, $.01 par value; 25,000,000 authorized                 0
        Shares; none issued
    Common Shares, $.01 par value; 200,000,000 authorized
         Shares, issued and outstanding, 100 shares                         1
    Additional paid-in-capital                                            999
    Accumulated deficit                                               (45,617)
                                                                  -----------
        Total shareholder's deficiency                                (44,617)
                                                                  -----------
        Total liabilities and shareholder's deficiency            $ 2,192,464
                                                                  ===========




The accompanying notes are an integral part of these consolidated financial statements.

                        RESOURCE ASSET INVESTMENT TRUST
                               and Subsidiaries
                     Consolidated Statement of Operations
            For the Period From August 20, 1997 (date of inception)
                          through December 31, 1997






EXPENSES:
   Start-up Costs                                                  $   45,617
                                                                       ------

Net Loss                                                           $  (45,617)
                                                                      =======

Net loss per share-basic and diluted                               $(1,169.67)
                                                                   ==========

Weighted average shares outstanding                                        39
                                                                           ==


The accompanying notes are an integral part of these consolidated financial statements.

                        RESOURCE ASSET INVESTMENT TRUST
                               and Subsidiaries
                     Consolidated Statement of Changes in
            Shareholder's Deficiency For the Period From August 20,
              1997 (date of inception) through December 31, 1997




                                             Additional                      Total
                                              Paid-in      Accumulated   Shareholder's
                              Common Stock    Capital        Deficit      Deficiency
Shares issued                   $      1      $    999      $      0       $  1,000
Net loss                               0             0       (45,617)       (45,617)
                                --------      --------      --------       --------
Balance, December 31, 1997      $      1      $    999      $(45,617)      $(44,617)
                                ========      ========      ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                        RESOURCE ASSET INVESTMENT TRUST
                               and Subsidiaries
                     Consolidated Statement of Cash Flows
 For the Period August 20, 1997 (date of inception) through December 31, 1997




Operating activities
    Net Loss                                                      $   (45,617)
       Adjustments to reconcile net loss to net
        cash provided by operating activities
       Increase in deferred offering expenses                      (2,104,558)
       Increase in other assets                                        (1,084)
       Increase in accounts payable                                   657,751
       Increase in due to affiliates                                1,579,330
                                                                  -----------
         Net cash provided by operating activities                     85,822
                                                                  -----------

Investing activities
      Financing fees incurred                                         (20,340)
      Purchase of equipment                                            (8,766)
      Organizational costs                                            (57,716)
                                                                  -----------
          Net cash used in investing activities                       (86,822)
                                                                  -----------

Financing activities
       Issuance of common stock                                         1,000
          Net cash used by financing  activities                        1,000

Net change in cash and cash equivalents                                     0

Cash and cash equivalents, beginning of period                              0
                                                                  -----------

Cash and cash equivalents, end of period                          $         0
                                                                  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

NOTE 1 - FORMATION AND BUSINESS ACTIVITY

     Resource Asset Investment Trust (RAIT or the Company), together with its subsidiaries--RAIT Partnership, L.P. (the Operating Partnership); RAIT General, Inc. (the General Partner), the General Partner of the Operating Partnership; and RAIT Limited, Inc. (the Initial Limited Partner), the Initial Limited Partner of the Operating Partnership--were each formed in August 1997. RAIT, the General Partner and the Initial Limited Partner were incorporated in Maryland, and the Operating Partnership was organized as a Delaware limited partnership. RAIT was initially capitalized through the sale of 100 common shares for $1,000.

     The General Partner and the Initial Limited Partner will capitalize the Operating Partnership by contributing to it the proceeds of the public offering of RAIT's Common Shares (See NOTE 4-SUBSEQUENT EVENTS, Public Offering of Common Shares.) The General Partner initially owns a 1% general partnership interest, and the Initial Limited Partner initially owns a 99% limited partnership interest in the Operating Partnership.

     RAIT's principal business activity is to provide mortgage or other debt financing in situations that do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. RAIT intends to purchase or originate financing relating to multifamily residential, office and other commercial properties. RAIT will emphasize wraparound loans and, to a lesser extent, other forms of junior lien and subordinated financing with principal amounts generally between $1 million and $8 million. RAIT also anticipates the acquisition of real properties, or interests therein. The Operating Partnership will undertake the business of RAIT, including the origination and acquisition of financing and the acquisition of property interests.

     RAIT principally competes with banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, investment bankers, and other public or private real estate investment trusts for origination or acquisition of real estate loans.

    RAIT intends to emphasize financing with respect to properties located in metropolitan areas of the United States, and has identified certain areas in which it may concentrate its investments. In particular, RAIT anticipates that a material portion of its loans will relate to properties located in the Philadelphia, Pennsylvania metropolitan area (11 of the 12 Initial Investments) relate to properties located in this area) or in the Baltimore/Washington, D.C. corridor (where the other Initial Investment is located). (NOTE 4-Subsequent Events.)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

    The accounting and reporting policies of the Company conform with generally accepted accounting principles. The accompanying financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

    In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting of Comprehensive Income" which is effective for periods beginning after December

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

15, 1997. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expense, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. RAIT has evaluated SFAS No. 130 and does not foresee a material effect on the presentation of its financial position or results of operation.

Loan Portfolio

    Certain mortgage loans, for which the borrower is not current as to original contractual principal and interest payments or for which there is a reason to believe the borrower will be unable to continue to make its scheduled principal and interest payments, are acquired by RAIT at a discount from both the face value of the loan and the appraised value of the property underlying the loan. For these loans, the difference between RAIT's cost basis in the loan and the sum of projected cash flows from, and the appraised value of, the underlying property (up to the amount of the loan) is accreted into interest income over the estimated life of the loan using a method which approximates the level interest method. Projected cash flows and appraised values of the property are reviewed on a regular basis and changes to the projected amounts reduce or increase the amounts accreted into interest income over the remaining life of the loan.

     Loans held for investments that are purchased at face value are stated at amortized cost, less any allowance for loan losses, because the company has the ability and the intent to hold them for the foreseeable future or until maturity or payoff. Interest income is accrued as it is earned. Loans are placed on non-accrual status after being delinquent greater than 89 days, or earlier if the borrower is deemed by management to be unable to continue performance. When a loan is placed on non-accrual status, interest accrued but not received is reversed. While a loan is on non-accrual status, interest is recognized only as cash is received. Loans are returned to accrual status only when the loan is reinstated and ultimate collectibility of future interest is no longer in doubt. None of RAIT's Initial Investments is on non-accrual status. Gains and losses on disposal of such assets are computed on a specific identification basis.

    Management's periodic evaluation of the adequacy of the allowance for possible loan losses will be based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, historical loss experience, the estimated value of any underlying collateral, and current economic conditions and trends. Such estimates are susceptible to change, and actual losses on specific loans may vary from estimated losses. The allowance for possible loan losses will be increased by charges to income and decreased by charge-offs (net of recoveries).

    RAIT will account for the impairment of loans under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, " as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan: Income Recognition and Disclosures." This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

    RAIT adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as amended by SFAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishments of liabilities. Adoption of this statement did not have a material impact on RAIT's consolidated financial position or results of operations.

Depreciation and Amortization

    Equipment is carried at cost less accumulated depreciation. Depreciation is provided for by the straight-line method over the estimated useful life of five years. Organizational costs are being amortized over a five-year period. No depreciation or amortization was recorded for the period from August 20, 1997 (date of inception) through December 31, 1997.

Employee Benefit Plans

    RAIT will account for its stock option plans under FASB No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. RAIT's stock option plan will be accounted for under APB Opinion No. 25. There were no options granted for the period from August 20, 1997 (date of inception) through December 31, 1997.

Federal Income Taxes

    RAIT intends to qualify and will elect to be taxed as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1998. If RAIT qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its annual taxable income.

Loss per Share

    In 1997, RAIT adopted the provisions of SFAS No. 128, "Earnings per Share" which eliminated primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted onto common stock. The Company had no dilutive securities as of December 31, 1997.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

NOTE 3 - COMMITMENTS

Lease Obligations

    RAIT and its subsidiaries sub-lease office space under an operating lease with JeffBanks, Inc. (NOTE 4-Subsequent Events) at an annual rental of $24,000 plus an allocation of building operating expenses. The sub-lease expires May 14, 2008 and contains two five-year renewal options.

Employment Agreements

    RAIT has entered into automatically renewing, one-year employment agreements with its Chairman and Chief Executive Officer and the President and Chief Operating Officer. Compensation under these agreements is $250,000 and $150,000 per year, respectively, and includes the grant of options to purchase 225,000 Common Shares and 75,000 Common Shares, respectively, upon the closing of the public offering (NOTE 4-SUBSEQUENT EVENTS). In the event of termination other than for cause, the contracted employee will receive a lump sum benefit equal to "average compensation" which is defined as the average compensation in the three most highly compensated years during the previous five years. In addition, upon termination, all options to acquire Common Shares vest on the later of the effective date of termination or six months after the options were granted.

NOTE 4 - SUBSEQUENT EVENTS

Public Offering of Common Shares

    RAIT filed a registration statement with respect to the public offering and sale of 2,833,334 Common Shares which became effective January 8, 1998. The offering closed on January 14, 1998 (the Closing Date). In addition to the offering, 500,000 Common Shares were purchased by Resource America, Inc.
(RAI), as sponsor of RAIT. Approximately 124,000 of the Common Shares sold in the offering were purchased by officers, directors and trustees of RAIT, RAI, Brandywine Construction & Management, Inc. (Brandywine), an affiliate of RAI, and related persons. These shares, along with the RAI shares, are subject to restrictions on sale or disposal without the consent of the underwriters for a period of 180 days following the Closing Date. The remaining Common Shares were purchased separately and were freely tradable immediately upon issuance. The initial public offering price of the Common Shares was $15.00. The net proceeds received by RAIT in connection with the public offering were approximately $46,500,000. Total offering costs approximated $5,236,000, including underwriting discounts.

    RAIT issued warrants to purchase 141,667 Common Shares to the underwriters at an exercise price of $15.00, the initial offering price. The warrants are exercisable for a period of four years commencing one year from the Closing Date.

Transactions with Affiliates

    In connection with the offering, RAI, acquired 15% of RAIT's outstanding Common Shares. The Chairman and Chief Executive Officer of RAIT is the spouse of the Chairman, Chief Executive Officer and President of RAI. A trustee of RAIT is their son. RAI advanced funds to RAIT for organization, start-up and offering expenses. Advances aggregated approximately $1,579,000 at December 31, 1997. Simultaneously with the closing of the public offering, RAIT

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

purchased certain investments from RAI (Initial Investments) as described below. RAIT anticipates that it will purchase additional investments from RAI up to a maximum of 30% of RAIT's investments, excluding the Initial Investments. RAIT may also from time to time retain RAI to perform due diligence investigations on properties underlying proposed investments (except investments acquired from RAI).

    Brandywine, an affiliate of RAI, may provide real estate management or management supervisory services to properties underlying RAIT's investments. No fees were paid to Brandywine for the period from August 20, 1997 (date of inception) through December 31, 1997.

    RAIT places its temporary excess cash in short-term money market instruments with JeffBanks, Inc. (JBI). The Chairman and Chief Executive Officer of RAIT is the Chairman and Chief Executive Officer of JBI and, together with her spouse, (also an officer and director of JBI), are a principal shareholders of JBI. Immediately after the closing of the public offering, RAIT had $26,312,000 in deposits at JBI, of which approximately $26,212,000 is over the FDIC insurance limit.

    Ledgewood Law Firm, P.C. (Ledgewood), which has acted as counsel to RAIT in connection with its organization and the Offering, previously has acted as counsel to RAI, Brandywine, JBI and their affiliates and anticipates that it will continue to do so in the future. Fees incurred by Ledgewood in connection with the public offering were approximately $544,000 for the period from August 20, 1997 (date of inception) through December 31, 1997.

Initial Investments

    Simultaneously with the closing of the public offering, RAIT acquired 12 loans from RAI (Initial Investments) at an aggregate investment of approximately $18,000,000 and acquired certain senior debt relating to four of such loans from third parties at a cost of approximately $2,500,000. Two of the Initial Investments were originated by RAIT and were purchased from RAI at cost. Eight of the Initial Investments were acquired at a discount to the outstanding balance due from the borrower on the loan and to the appraised value of the underlying property. RAIT's investment, on a cost basis, in the Initial Investments is 59% of the appraised value of the underlying properties. There is an aggregate of approximately $11,000,000 of debt held by third parties that is secured by the properties underlying certain of the Initial Investments and to which such Initial Investments are subordinated. In addition, in one of the Initial Investments, RAI has retained a $2,500,000 senior secured interest to which RAIT's interest is subordinated.

Option Plan

    In connection with the closing of the public offering, RAIT adopted a qualified share option plan (the Option Plan), which provides for options to purchase Common Shares. The maximum aggregate number of Common Shares that may be issued pursuant to options granted under the Option Plan is 450,000. The purpose of the Option Plan is to provide a means of performance-based compensation in order to provide incentive for RAIT's key employees.

     RAIT granted to certain of its officers options to acquire an aggregate of 385,000 Common Shares at an exercise price of $15.00 per share. The options are not exercisable immediately; rather, 25% of each option becomes exercisable on each of the first four anniversaries of the Closing Date. The options will terminate on the tenth anniversary of the Closing Date. In

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

addition, RAIT granted to its Trustees options to acquire an aggregate of 2,500 Common Shares under terms described above. As of December 31, 1997, no options were granted under this plan.

Pro Forma Financial Information

     The following represents the pro forma (as adjusted) balance sheet and statement of operations of RAIT as if the public offering occurred on December 31, 1997. The pro forma (as adjusted) condensed financial statements have been prepared using the historical consolidated financial statements of RAIT, and are qualified entirely by reference to, and should be read in conjunction with, such historical financial statements. The pro forma (as adjusted) financial statements are provided for informational and comparative purposes only. The pro forma (as adjusted) financial statements do not purport to be indicative of the results of operations and financial position of RAIT had such transactions in fact occurred on December 31, 1997 or during the periods presented or during any future period.

     The pro forma (as adjusted) balance sheet as of December 31, 1997 is as follows:

                                                          Actual              Pro Forma               As Adjusted
                                                     December 31, 1997       Adjustments     Ref   December 31, 1997
                                                     -----------------       -----------     ---   -----------------
ASSETS
    Cash                                              $          0            46,500,001     (1)      $ 25,835,393
                                                                             (20,664,608)    (2)
    Deferred financing costs                                20,340               (20,340)    (3)                 0
    Investments in real estate loans                             0            34,353,642     (2)        34,373,982
                                                                                  20,340     (3)
    Deferred offering expenses                           2,104,558            (2,104,558)    (4)                 0
    Other assets                                            67,566                19,140     (2)            86,706
                                                      ------------                                    ------------
         Total assets                                 $  2,192,464                                    $ 60,296,081
                                                      ============                                    ============

LIABILITIES AND SHAREHOLDER'S (DEFICIENCY)EQUITY
    Accounts payable                                  $    657,751                                    $    657,751
    Due to affiliate                                     1,579,330                                       1,579,330
    Senior indebtedness                                          0            13,708,174     (2)        13,708,174
                                                      ------------                                    ------------
          Total liabilities                              2,237,081                                      15,945,255
                                                      ------------                                    ------------

    Shareholder's (deficiency) equity                      (44,617)           46,500,001     (1)        44,350,826
                                                      ------------                                    ------------
                                                                              (2,104,558)    (4)
          Total liabilities and shareholder's
              (deficiency) equity                     $  2,192,464                                    $ 60,296,081
                                                      ============                                    ============

     The pro forma (as adjusted) statement of operations for the period from August 20, 1997 (date of inception) through December 31, 1997 is as follows:

                                                          Actual              Pro Forma               As Adjusted
                                                     December 31, 1997       Adjustments     Ref   December 31, 1997
                                                     -----------------       -----------     ---   -----------------
Expenses                                              $     45,617                                    $    45,617
                                                      ------------                                    ------------
Net loss                                              $    (45,617)                                   $   (45,617)
                                                      ------------                                    ------------
Net loss per common share-basic and diluted           $  (1,169.67)                                   $      (.04)
                                                      ============                                    ============
Weighted average shares outstanding                             39             1,214,606     (5)         1,214,645
                                                      ============                                    ============


Notes to the pro forma (as adjusted) financial statements are as follows:

(1) The sale of 2,833,334 Common Shares in connection with the initial public offering (net of offering costs of approximately $5,236,000) and the sale of 500,000 Common Shares to RAI.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

(2) The purchase of the Initial Investments from RAI, the acquisition of senior debt relating to four of such loans from third parties, and the recognition of outstanding senior indebtedness on four other of such loans.

(3)  The reclassification of deferred financing costs.

(4)  The reclassification of deferred offering expenses.

(5) Pro-forma weighted average shares outstanding were calculated as if the Common Shares had been outstanding for the period from August 20, 1997 (date of inception) through December 31, 1997. Pro forma weighted average shares outstanding do not take into account stock options granted after December 31, 1997.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 6, 1998                          /s/ Jay J Eisner
-------------------------              ---------------------------------------
DATE                                   Jay J. Eisner
                                       President and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 6, 1998                          /s/ Betsy Z. Cohen
-------------------------              ---------------------------------------
DATE                                   Betsy Z. Cohen
                                       Chairman, Chief Executive Officer and
                                       Trustee

April 6, 1998                          /s/ Jay J. Eisner
-------------------------              ---------------------------------------
DATE                                   Jay J. Eisner
                                       President and Chief Operating Officer


April 6, 1998                          /s/ Ellen J. DiStefano
-------------------------              ---------------------------------------
DATE                                   Ellen J. DiStefano
                                       Chief Financial Officer


April 6, 1998                          /s/ Jonathan Z. Cohen
-------------------------              ---------------------------------------
DATE                                   Jonathan Z. Cohen
                                       Secretary and Trustee


April 6, 1998                          /s/Jerome S. Goodman
-------------------------              ---------------------------------------
DATE                                   Jerome S. Goodman
                                       Trustee


April 6, 1998                          /s/Joel R. Mesznik
-------------------------              ---------------------------------------
DATE                                   Joel R. Mesznik
                                       Trustee


April 6, 1998                          /s/ Daniel Promislo
-------------------------              ---------------------------------------
DATE                                   Daniel Promislo
                                       Trustee


April 6, 1998                          /s/ Jack L. Wolgin
-------------------------              ---------------------------------------
DATE                                   Jack L. Wolgin
                                       Trustee