Form 10-Q
period 1998-03-31
RESOURCE ASSET INVESTMENT TRUST
filed 1998-05-15
CIK 1045425

            FORM 10-Q. -QUARTERLY REPORT UNDER SECTION 23 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   March 31, 1998
                                 ---------------

                                      Or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from                    to
                               -------------------  -------------------------

Commission file Number                  1-14760
                         -----------------------------------------------------


                        RESOURCE ASSET INVESTMENT TRUST
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              MARYLAND                                       23-2919819
------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


            1845 WALNUT STREET, 10TH FLOOR, PHILADELPHIA, PA 19103
------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code      (215) 861-7900
                                                   -----------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____


   As of April 30, 1998, 3,333,434 common shares of beneficial interest, with a par value of $0.01, were outstanding.

                         PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                        RESOURCE ASSET INVESTMENT TRUST
                               and Subsidiaries
                          Consolidated Balance Sheet


                                                                  March 31, 1998         December 31, 1997
                                                                  --------------         -----------------
                                                                    (Unaudited)
ASSETS:
     Cash and cash equivalents ......................             $ 11,029,795              $          0
     Accrued interest receivable ....................                  298,827                         0
     Investments in real estate loans ...............               50,590,312                         0
     Investment in real estate, net .................                1,652,436                         0
     Equipment ......................................                   12,571                     8,766
     Prepaid expenses and other assets ..............                  299,806                 2,183,698
                                                                  ------------              ------------
        Total assets ................................             $ 63,883,747              $  2,192,464
                                                                  ------------              ------------


LIABILITIES AND SHAREHOLDERS' EQUITY
    Accounts payable and accrued liabilities ........             $    170,898                   657,751
    Accrued interest payable ........................                  115,720                         0
    Deferred income .................................                  476,667                         0
    Borrower's escrow ...............................                  300,000                         0
    Due to affiliate ................................                        0                 1,579,330
    Senior indebtedness .............................               18,708,681                         0
                                                                  ------------              ------------
        Total liabilities ...........................               19,771,966                 2,237,081

    Preferred Shares, $.01 par value; 25,000,000
           authorized shares ........................                        0                         0
    Common Shares, $.01 par value; 200,000,000
           authorized shares, issued and outstanding,
           3,333,434 and 100 shares, respectively ...                   33,334                         1
    Additional paid-in-capital ......................               44,082,579                       999
    Accumulated deficit .............................                   (4,132)                  (45,617)
                                                                  ------------              ------------
        Total shareholders' equity (deficiency) .....               44,111,781                   (44,617)
                                                                  ------------              ------------
                                                                  $ 63,883,747              $  2,192,464
                                                                  ============              ============

The accompanying notes are an integral part of these consolidated financial statements.

                        RESOURCE ASSET INVESTMENT TRUST
                               and Subsidiaries
                         Consolidated Income Statement
                   For the Three Months Ended March 31, 1998
                                  (Unaudited)


REVENUES
Mortgage interest income                                                             1,126,426
Fee income and other                                                                    56,824
Investment income                                                                      249,005
                                                                                    ----------
    Total revenues                                                                   1,432,255

COSTS AND EXPENSES
Interest                                                                               319,788
General and administrative                                                             163,563
Depreciation and amortization                                                            7,392
                                                                                    ----------
    Total costs and expenses                                                           490,743
                                                                                    ----------
Net income                                                                          $  941,512
                                                                                    ==========

Net income per common share-basic                                                   $      .33
                                                                                    ----------
Weighted average common shares outstanding                                           2,852,212
                                                                                    ==========

Net income per common share-diluted                                                 $      .33
                                                                                    ----------
Weighted average common shares outstanding                                           2,892,620
                                                                                    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        RESOURCE ASSET INVESTMENT TRUST
                               and Subsidiaries
                     Consolidated Statement of Cash Flows
                   For the Three Months Ended March 31, 1998
                                  (Unaudited)


Cash flows from operating activities
    Net income                                                                $    941,512
      Adjustments to reconcile net income to net
           cash used by operating activities
      Depreciation and amortization                                                  7,128
      Amortization of original issue discount                                       (5,001)
      Accretion of loan discount                                                   (51,704)
      Accretion of interest                                                       (110,333)
      Increase in accrued interest receivable                                     (298,827)
      Increase in prepaid expenses and other assets                               (245,206)
      Decrease in accounts payable and accrued liabilities                        (486,853)
      Increase in accrued interest payable                                         115,720
      Increase in deferred income                                                  587,000
      Increase in borrower's escrow                                                300,000
      Decrease in due to affiliate                                              (1,579,330)
                                                                              ------------
         Net cash used by operating activities                                    (825,893)
                                                                              ------------

Cash flows from investing activities
      Purchase of property and equipment                                            (4,241)
      Purchase of real estate loans                                            (20,646,388)
      Real estate loans originated                                             (11,150,000)
      Principal repayments of senior indebtedness                                   (8,198)
      Investment in real estate                                                 (1,654,928)
                                                                              ------------
          Net cash used by investing activities                                (33,463,755)
                                                                              ------------


Cash Flows from financing activities
      Issuance of common stock, net                                             46,219,471
      Payment of dividends                                                        (900,027)
                                                                              ------------
          Net cash provided by financing activities                             45,319,444
                                                                              ------------

Net change in cash and cash equivalents                                         11,029,795

Cash and cash equivalents, beginning of period                                $          0
                                                                              ------------

Cash and cash equivalents, end of period                                      $ 11,029,795
                                                                              ============

The accompanying notes are an integral part of these consolidated financial statements.

                        RESOURCE ASSET INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998



NOTE 1 - FORMATION AND BUSINESS ACTIVITY

     Resource Asset Investment Trust (RAIT or the Company), together with its subsidiaries, RAIT Partnership, L.P. (the Operating Partnership), RAIT General, Inc. (the General Partner), the General Partner of the Operating Partnership, and RAIT Limited, Inc. (the Initial Limited Partner), the Initial Limited Partner of the Operating Partnership, were each formed in August 1997. RAIT, the General Partner and the Initial Limited Partner were organized in Maryland, and the Operating Partnership was organized as a Delaware limited partnership. RAIT was initially capitalized through the sale of 100 common shares for $1,000.

     The General Partner and the Initial Limited Partner capitalized the Operating Partnership by contributing to it the proceeds of the public offering of RAIT's Common Shares (See Note 10 - Transactions With Affiliates) The General Partner owns a 1% general partnership interest and the Initial Limited Partner owns a 99% limited partnership interest in the Operating Partnership.

     RAIT's principal business activity is to provide mortgage or other debt financing in situations that do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. RAIT purchases or originates financing relating to multifamily residential, office and other commercial properties. RAIT emphasizes junior lien and subordinated financing, including wraparound financing, with principal amounts generally between $1 million and $10 million. RAIT also acquires real properties, or interests therein. The Operating Partnership undertakes the business of RAIT, including the origination and acquisition of financing and the acquisition of property interests.

     RAIT principally competes with banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, investment bankers, and other public or private real estate investment trusts for origination or acquisition of real estate loans.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim reporting. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the Company's financial condition at March 31, 1998, the results of its operations and its cash

                        RESOURCE ASSET INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998

flows for the three months ended March 31, 1998. Operating results for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ended December 31, 1998.

    In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

    RAIT adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting of Comprehensive Income," which requires financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expense, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. Adoption of this statement did not have an impact on the presentation of its financial position or results of operations.

Investment in Real Estate Loans

     Certain mortgage loans, for which the borrower is not current as to original contractual principal and interest payments, are acquired by RAIT at a discount from both the face value of the loan and the appraised value of the property underlying the loan. For these loans, the difference between RAIT's cost basis in the loan and the sum of projected cash flows from, and the appraised value of, the underlying property (up to the amount of the loan) is accreted into interest income over the estimated life of the loan using a method which approximates the level interest method. Projected cash flows and appraised values of the property are reviewed on a regular basis and changes to the projected amounts reduce or increase the amounts accreted into interest income over the remaining life of the loan.

     Loans held for investment that are originated or purchased at face value are stated at amortized cost, less any allowance for loan losses, because the Company has the ability and the intent to hold them for the foreseeable future or until maturity or payoff. Interest income is accrued as it is earned. In some instances, the borrower pays additional interest at the time the loan is closed. This additional interest is recognized over the period of the loan to which it relates. Loans are placed on non-accrual status after being delinquent greater than 89 days, or earlier if the borrower is deemed by management to be unable to continue performance. When a loan is placed on non-accrual status, interest accrued but not received is reversed. While a loan is on non-accrual status, interest is recognized only as cash is received. Loans are returned to accrual status only when the loan is reinstated and ultimate collectibility of future interest is no longer in doubt. None of RAIT's originated loans or loans purchased at face value is on non-accrual status. Gains and losses on disposal of such assets are computed on a specific identification basis.

    Management's periodic evaluation of the adequacy of the allowance for possible loan losses is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, historical loss experience, the estimated value of any underlying collateral, and current economic conditions and trends. Such estimates are susceptible to change, and actual losses on specific loans may vary from estimated losses. The allowance

                        RESOURCE ASSET INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998

for possible loan losses will be increased by charges to income and decreased by charge-offs (net of recoveries).

    RAIT will account for the impairment of loans under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan: Income Recognition and Disclosures." This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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

Investment in Real Estate

     Investment in real estate is carried at cost less accumulated depreciation (which is less than the net realizable value of the property). The Company reviews its investment in real estate for impairment as defined in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Deferred Income

     Additional interest paid by the borrower at loan closing is recognized over the period to which it is deemed to relate. Deferred income represents the unrecognized portion of additional interest.

Borrower's Escrow

     Borrower's Escrow represents borrower's funds held by the Company to fund certain building improvements, to be released by the Company upon receipt from the borrower of approved requests for reimbursement.

Depreciation and Amortization

     Equipment is carried at cost less accumulated depreciation. Depreciation is provided for by the straight-line method over the estimated useful life of five years.

     Organizational costs are being amortized over a five-year period. Costs incurred relating to acquisition of the Initial Investments (see Note 10, Transactions with Affiliates) are being amortized over the lives of the loans acquired.

                        RESOURCE ASSET INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998

Employee Benefit Plans

    RAIT accounts for its stock option plans under FASB No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. RAIT's stock option plan will be accounted for under APB Opinion No. 25.

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

Earnings per Share

    RAIT follows the provisions of SFAS No. 128, "Earnings per Share" which eliminated primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Consolidated Statement of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid for interest was $204,068 for the three-month period ended March 31, 1998. Senior indebtedness acquired in conjunction with the initial investments was $18,716,879.

                        RESOURCE ASSET INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998

NOTE 3-INVESTMENTS IN REAL ESTATE LOANS

     The Company's loan portfolio consisted of the following at March 31, 1998:

          Multi-family residential                   $ 10,707,085
          Commercial real estate                       39,883,227
          Less: Allowance for loan losses                       0
                                                      -----------
           Investments in real estate loans           $50,590,312
                                                      ===========

     As of March 31, 1998, eleven of the loans currently in RAIT's portfolio are in default under their terms as originally underwritten, although they are subject to forbearance agreements or other contractual restructurings, and are performing in accordance with the terms of such agreements. The remaining three loans are all in compliance with the terms as originally underwritten.

NOTE 4-INVESTMENT IN REAL ESTATE

     Investment in real estate is comprised of the following at March 31, 1998:

          Land                                           $   159,710
          Office building and improvements                 1,495,218
          Less: Accumulated depreciation                      (2,492)
                                                         -----------
             Investment in real estate, net              $ 1,652,436
                                                         ===========

     Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Rental revenue is reported on a straight-line basis over the terms of the respective leases.

NOTE 5 - SENIOR INDEBTEDNESS

     Senior indebtedness on properties underlying the Company's investments in real estate loans consists of the following as of March 31, 1998:

       Loan payable, secured by real estate, monthly
       installments of $8,021, including interest at
       9.75%, due July 1, 2005                              $   873,309

       Loan payable, secured by real estate, monthly
       installments of $10,669, including interest at
       10.5%, due February 1, 2002                            1,096,019

       Loan payable, secured by real estate, monthly
       installments of $10,317, including interest at
       9.125%, due September 1, 2003                          1,255,030

       Loan payable, secured by real estate, monthly
       installments of $116,964, including interest at
       9%, due April 1, 2003                                 12,984,323

       Loan payable, secured by real estate, monthly
       installments of $20,833 consisting of interest
       only at 10%, due December 31, 2002                     2,500,000
                                                            -----------
           Total senior indebtedness                        $18,708,681
                                                            ===========

     The stated maturities of the senior indebtedness follows:

                        RESOURCE ASSET INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998


                           1998          $   196,606
                           1999              272,368
                           2000              285,407
                           2001              313,372
                           2002            3,860,788
                     Thereafter           13,780,140
                                         -----------
                                         $18,708,681
                                         ===========

NOTE 6 - SHAREHOLDERS' EQUITY

         RAIT filed a registration statement with respect to the public offering and sale of 2,833,334 Common Shares that became effective January 8, 1998. The public offering closed on January 14, 1998 (the Closing Date). In addition to the public offering, Resource America, Inc. (RAI) purchased 500,000 Common Shares, as sponsor of RAIT. Approximately 124,000 of the Common Shares sold in the public offering were purchased by officers, directors and trustees of RAIT, RAI, Brandywine Construction & Management, Inc. (Brandywine), an affiliate of RAI, and related persons. These shares, along with the RAI shares, are subject to restrictions on sale or disposal without the consent of the underwriters for a period of 180 days following the Closing Date. The remaining Common Shares were purchased separately and were freely tradable immediately upon issuance. The initial public offering price of the Common Shares was $15.00 per share. The 624,000 shares purchased by RAI and related persons were purchased at $13.95 per share (a price equal to the public offering price net of underwriting discounts and commissions). The net proceeds received by RAIT in connection with the public offering were approximately $46,500,000. Total offering costs approximated $5,230,000, including underwriting discounts.

    RAIT issued warrants to purchase 141,667 Common Shares to the underwriters at an exercise price of $15.00, the initial offering price. The warrants are exercisable for a period of four years commencing one year from the Closing Date.

NOTE 7 - EARNINGS PER SHARE

     RAIT's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                                                        Period ended March 31, 1998
                                                              Income               Shares             Per share
                                                            (numerator)         (denominator)           Amount
                                                            -----------         -------------           ------
Basic earnings per share
     Net income available to common shareholders           $  941,152             2,852,212              $ .33
Effect of dilutive securities
     Options                                                        0                40,408                  0
                                                              -------             ---------              -----
Diluted earnings per share
     Net income available to common shareholders
         plus assumed conversions                          $  941,152             2,892,620              $ .33
                                                              =======             =========              -----

                        RESOURCE ASSET INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998

NOTE 8 - OPTION PLAN
    In connection with the closing of the public offering, RAIT adopted a qualified share option plan (the Option Plan), which provides for options to purchase Common Shares. The maximum aggregate number of Common Shares that may be issued pursuant to options granted under the Option Plan is 450,000. The purpose of the Option Plan is to provide a means of performance-based compensation in order to provide incentive for RAIT's key employees.

     RAIT granted to certain of its officers options to acquire an aggregate of 385,000 Common Shares at an exercise price of $15.00 per share. The options are not exercisable immediately; rather, 25% of each option becomes exercisable on each of the first four anniversaries of the Closing Date. The options will terminate on the tenth anniversary of the Closing Date. In addition, RAIT granted to its Trustees options to acquire an aggregate of 2,500 Common Shares under terms described above.

     In addition, RAIT issued to the underwriters of the public offering warrants to purchase up to 141,667 Common Shares at an exercise price of $15.00 per share. See Note 6 - Shareholders' Equity.

     Had compensation cost for the Option Plan been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, RAIT's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                              March 31, 1998
                                                              --------------
Net income                               As reported             $941,512
                                         Pro forma                927,512
Net income per common share - basic      As reported                  .33
                                         Pro forma                    .33
Net income per common share - diluted    As reported                  .33
                                         Pro forma                    .33

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1998: dividend yield of 12%; expected volatility of 15%; risk-free interest rate of 5.36%; and expected lives of five years.

     A summary of the status of the Option Plan as of March 31, 1998 and the changes during the three months ending on that date is presented below:

                        RESOURCE ASSET INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998

                                                          March 31, 1998
                                                                      Weighted
                                                                      average
                                                                      exercise
                                                     Shares            price
                                                     ------            -----
Outstanding, January 1, 1998                              0          $    0
Granted                                             387,500              15
Exercised                                                 0               0
Outstanding, March 31, 1998                         387,500              15
Options exercisable at March 31, 1998                     0               0
Weighted average fair value of options
  granted during the period                                          $  .28
Weighted average remaining contractual life                        8.45 years

NOTE 9 - COMMITMENTS

Lease Obligations

    RAIT and its subsidiaries sub-lease office space under an operating lease with JeffBanks, Inc. at an annual rental of $24,000 plus an allocation of building operating expenses. The sub-lease expires May 14, 2008 and contains two five-year renewal options. Rental expense was $3,000 for the three-month period ended March 31, 1998.

Employment Agreements

    RAIT has entered into automatically renewing, one-year employment agreements with its Chairman and Chief Executive Officer and the President and Chief Operating Officer. Compensation under these agreements is $250,000 and $150,000 per year, respectively, and includes the grant of options to purchase 225,000 Common Shares and 75,000 Common Shares, respectively, upon the closing of the public offering. In the event of termination other than for cause, the contracted employee will receive a lump sum benefit equal to "average compensation" which is defined as the average compensation in the three most highly compensated years during the previous five years. In addition, upon termination, all options to acquire Common Shares vest on the later of the effective date of termination or six months after the options were granted.

NOTE 10 - TRANSACTIONS WITH AFFILIATES

    In connection with the offering, RAI, acquired 15% of RAIT's outstanding Common Shares. The Chairman and Chief Executive Officer of RAIT is the spouse of the Chairman, Chief Executive Officer and President of RAI. A trustee of RAIT is their son, who is also employed by RAIT. RAI advanced approximately $1,615,000 to RAIT for organization, start-up and offering expenses. Simultaneously with the closing of the public offering, RAIT purchased the Initial Investments from RAI as described below. RAIT anticipates that it will purchase additional investments from RAI subject to a maximum limit of 30% of RAIT's investments, excluding the Initial Investments. RAIT may also from time to time retain RAI to perform due diligence

                        RESOURCE ASSET INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998

investigations on properties underlying proposed investments (except investments acquired from RAI).

     The 12 Initial Investments were acquired from RAI at Closing at an aggregate investment of approximately $18,100,000 together with certain senior debt relating to four of the Initial Investments from third parties at a cost of approximately $2,500,000. Two of the Initial Investments were originated by RAIT and were purchased from RAI at cost. Eight of the Initial Investments were acquired at a discount to the outstanding balance due from the borrower on the loan and to the appraised value of the underlying property. RAIT's investment (based upon book value) in the Initial Investments is 66% of the appraised value of the underlying properties. There is an aggregate of approximately $18,700,000 of debt held by third parties that is secured by the properties underlying certain of the Initial Investments and to which such Initial Investments are subordinated. In addition, in one of the Initial Investments, RAI has retained a $2,500,000 senior secured interest to which RAIT's interest is subordinated.

    Brandywine, an affiliate of RAI, may provide real estate management or management supervisory services to properties underlying RAIT's investments. Management fees and leasing commissions in the amount of $49,000 were paid by the underlying properties to Brandywine for the quarter ended March 31, 1998.

    RAIT places its temporary excess cash in short-term money market instruments with JeffBanks, Inc. (JBI). The Chairman and Chief Executive Officer of RAIT is the Chairman and Chief Executive Officer of JBI; she and her spouse (who is also an officer and director of JBI) are principal shareholders of JBI. As of March 31, 1998, RAIT had $11,030,000 in deposits at JBI, of which approximately $10,930,000 is over the FDIC insurance limit.

    Ledgewood Law Firm, P.C. (Ledgewood), which has acted as counsel to RAIT in connection with its organization and the Offering, previously has acted as counsel to RAI, Brandywine, JBI and their affiliates and anticipates that it will continue to do so in the future.

                        RESOURCE ASSET INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

     The Company's principal business objective is to generate income for distribution to its shareholders from a combination of interest, rents and distributions in respect of rents from both financing funded and property interests acquired. The Company commenced operations on January 14, 1998 upon the conclusion of its initial public offering. The offering resulted in net proceeds for the Company of approximately $46.2 million. Since the commencement of operations, the Company has been in the process of building its investment portfolio through investment of these proceeds.

Liquidity and Capital Resources

     At the conclusion of the initial public offering, the Company had approximately $44 million available for investment, excluding $500,000 held as working capital reserves. The Company utilized $20.6 million immediately following the initial public offering to acquire from RAI the twelve loans that comprised the initial investments (the "Initial Investments") and to acquire certain senior lien interests related thereto. Following the acquisition of the Initial Investments, and through March 31, 1998, the Company entered into two additional loan transactions, providing funding of approximately $11.2 million, and purchased one property interest, at a cost of approximately $1.7 million. On March 31, 1998, the Company paid dividends to its shareholders aggregating approximately $900,000. At March 31, 1998, the Company had approximately $10.5 million in funds available for investment. All of such funds were temporarily invested in a money-market account that the Company believed had a high degree of liquidity and safety.

Results of Operations

     The Company had average earning assets for the quarter ended March 31,1998 of $31.6 million, including $5.5 million of average earning assets invested in a money-market account. The money market account generally has an interest rate that is substantially below interest rates the Company seeks in providing financing, or rate of return the Company seeks to obtain from property interests it acquires.

    The Company's primary source of income for the period was interest income from its earning assets, of which $1,126,000 was derived from financings and $249,000 from the money market account. The yield on average earning financing assets was 14% for the period, while the yield on average earning money market account assets was 5.3%. The Company also derived $50,000 of income from a subordination fee, which resulted from the restructuring of one of its financings and $7,000 from rents from its one property interest. Included in interest income is approximately $110,000 of income recognized on $587,000 of additional interest received in advance, $5,000 of amortization of original issue discount, and $52,000 of accretion of loan discount.

     Nine of the company's purchased real estate loans and two of the loans in which the Company has purchased a participation are in default with respect to their terms as originally underwritten; however, each of these loans is subject to a forbearance or other contractual restructuring agreement. During the period ending March 31,1998, all payments under the agreements were timely made and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining three loans in the Company's portfolio are performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of March 31, 1998.

     The Company incurred expenses of $491,000 during the quarter ended March 31, 1998, consisting primarily of $137,000 in compensation expense and $320,000 in interest expense. Interest expense relates to interest payments made on senior indebtedness encumbering properties underlying the Company's investments in real estate loans. The Company anticipates that compensation expense and interest expense will increase in the second quarter to reflect full period operations, increases in the Company's loan portfolio and an increase in personnel required by full operations.

                           PART II OTHER INFORMATION
                           -------------------------


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      Securities Sold

                 In August 1997, the Company sold 100 Common Shares to its Chairman for $1,000 as part of the Company's organization.

              Simultaneously with the closing of the Company's initial public offering, the Company sold 500,000 Common Shares to RAI for aggregate cash consideration of $6,975,000. RAI was the sponsor of the Company, has one representative on the Company's Board of Trustees and sold the Initial Investments (as referred to below) to the Company. The sale of the Common Shares to RAI was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereof and, further, was not integrated with the public offering by reason of Rule 152 promulgated under the Securities Act.

              In addition, the Company issued to Friedman, Billings, Ramsey & Co., Inc., the underwriter of the public offering, warrants to purchase up to 141,667 Common Shares at a price per share of $15 as additional consideration for underwriting the offering. The warrants are exercisable for a period of four years commencing one year after the closing date of the public offering. Such sale was made in reliance of Section 4(2) of the Securities Act.

(d)      Use of Proceeds

              The Company's registration statement (File No. 333-35077) registering the offer and sale of 2,833,334 common shares was declared effective by the Securities and Exchange Commission on January 8, 1998. The offering was underwritten by Friedman, Billings, Ramsey & Co., Inc. The offering commenced on January 9, 1998 and closed on January 14, 1998 with the sale of all of the offered common shares for an aggregate offering price of $42,400,000. From the effective date of the registration statement through March 31, 1998, the Company incurred the following expenses in connection with the offering:

         Underwriting discounts and commissions                 $2,850,000
         Other Expenses                                          2,380,000
                                                                 ---------
         Total                                                  $5,230,000
                                                                 =========

                 All expense payments were direct or indirect payments to others. Net proceeds to the Company, after deducting these expenses, were $37,170,000 (exclusive of 500,000 shares sold to RAI resulting in net proceeds to the Company of $6,975,000 as referred to above). Through March 31, 1998, the net offering proceeds had been used as follows:

         Investments in real estate                           $  1,655,000
         Investments in real estate loans                       31,796,000
         Repayment of senior indebtedness                            8,000

         Payment of dividends                                      900,000
         Temporary investments (money market account)            2,811,000
                                                                 ---------
                                                               $37,170,000
                                                               ===========

         All such payments were direct or indirect payments to others, except that $20.6 of the Company's investments in real estate loans was paid to RAI immediately following the closing of the offering to acquire the 12 loans that comprised the Initial Investments (and to acquire certain senior lien interests related thereto held by third parties) and $1,615,000 was paid to RAI to reimburse it for legal, accounting and filing fees and expenses, executive salaries, rent and other organizational expenses incurred by RAI in sponsoring the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS.

Financial Data Schedule

(b)    Reports on Form 8-K

(1) A Form 8-K was filed by the Company on March 30, 1998 that contained disclosure of the Company's purchase of a $10.0 million loan participation.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 1998                   /s/ Ellen J. DiStefano
--------------------------     ------------------------------------------------
DATE                           Ellen J. DiStefano
                               Chief Financial Officer
                               (On behalf of the Registrant and as its principal
                               financial officer)