Form 10-Q
period 1998-06-30
RESOURCE ASSET INVESTMENT TRUST
filed 1998-08-13
CIK 1045425

            FORM 10-Q: -QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              June 30, 1998
                                      ---------------------------

                                      Or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


For the transition period from ________________ to _________________________

Commission file Number                        1-14760
                       -----------------------------------------------------

                        RESOURCE ASSET INVESTMENT TRUST
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


             MARYLAND                                    23-2919819
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


      1845 WALNUT STREET, 10TH FLOOR, PHILADELPHIA, PA    19103
      ------------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code        (215) 861-7900
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

Yes      X       No
       -----         -----

   As of July 31, 1998, 6,165,334 common shares of beneficial interest, with a par value of $0.01, were outstanding.

                         PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                        RESOURCE ASSET INVESTMENT TRUST
                               and Subsidiaries
                          Consolidated Balance Sheet



                                                                   June 30, 1998      December 31, 1997
                                                                   -------------      -----------------
                                                                    (Unaudited)
ASSETS:
     Cash and cash equivalents                                      $ 51,877,925                   0
     Accrued interest receivable                                         431,299                   0
     Investments in real estate loans                                 60,504,945                   0
     Investment in real estate, net                                    1,637,725                   0
     Furniture, fixtures and equipment, net                              115,259               8,766
     Prepaid expenses and other assets                                   362,519           2,183,698
                                                                    ------------          ----------
        Total assets                                                $114,929,672           2,192,464
                                                                    ------------           ----------


LIABILITIES AND SHAREHOLDERS' EQUITY
    Accounts payable and accrued liabilities                        $    336,072             657,751
    Accrued interest payable                                             108,797                   0
    Deferred income                                                      345,032                   0
    Borrower's escrows                                                   300,000                   0
    Due to affiliate                                                           0           1,579,330
    Senior indebtedness                                               28,291,794                   0
                                                                    ------------          ----------
        Total liabilities                                             29,381,695           2,237,081

    Preferred Shares, $.01 par value; 25,000,000
           Authorized shares                                                   0                   0

    Common Shares, $.01 par value; 200,000,000
           Authorized shares, issued and outstanding,
           6,133,434 and 100 shares, respectively                         61,334                   1
    Additional paid-in-capital                                        85,611,771                 999
    Accumulated deficit                                                 (125,128)            (45,617)
                                                                    ------------          ----------
        Total shareholders' equity (deficiency)                       85,547,977             (44,617)
                                                                    ------------          ----------
                                                                    $114,929,672          $2,192,464
                                                                    ============          ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                        RESOURCE ASSET INVESTMENT TRUST
                               and Subsidiaries
                         Consolidated Income Statement
                                  (Unaudited)


                                                      For the three         For the six
                                                       months ended         months ended
                                                      June 30, 1998        June 30, 1998
                                                      -------------        -------------
REVENUES
Mortgage interest income                              $2,349,423            $3,475,849
Fee income and other                                      42,311                99,135
Investment income                                        113,325               362,330
                                                      ----------            ----------
    Total revenues                                     2,505,059             3,937,314

COSTS AND EXPENSES
Interest                                                 575,751               895,539
General and administrative                               325,210               488,773
Depreciation and amortization                             30,437                37,829
                                                      ----------            ----------
    Total costs and expenses                             931,398             1,422,141
                                                      ----------            ----------

Net Income                                            $1,573,661            $2,515,173
                                                      ==========            ==========

Net Income per common share-basic                     $      .46            $      .80
                                                      ----------            ----------
Weighted average common shares outstanding             3,394,972             3,124,955
                                                      ==========            ==========

Net income per common share-diluted                   $      .45            $      .79
                                                      ----------            ----------
Weighted average common shares outstanding             3,465,589             3,185,011
                                                      ==========            ==========


                  The accompanying notes are an integral part of these consolidated financial statements.

                        RESOURCE ASSET INVESTMENT TRUST
                               and Subsidiaries
                     Consolidated Statement of Cash Flows
                    For the Six Months Ended June 30, 1998
                                  (Unaudited)

Cash flows from operating activities
    Net Income                                                        $  2,515,173
      Adjustments to reconcile net income to net
           cash provided by operating activities
      Depreciation and amortization                                         37,829
      Amortization of original issue discount                               (5,001)
      Accretion of loan discount                                          (101,409)
      Accretion of interest                                               (401,968)
      Increase in accrued interest receivable                             (431,299)
      Increase in prepaid expenses and other assets                       (314,539)
      Decrease in accounts payable and accrued liabilities                (321,679)
      Increase in accrued interest payable                                 108,797
      Increase in deferred income                                          747,000
      Increase in borrower's escrows                                       300,000
      Decrease in due to affiliate                                      (1,579,330)
                                                                      ------------
         Net cash provided by operating activities                         553,574
                                                                      ------------

Cash flows from investing activities
      Purchase of furniture, fixtures and equipment                       (116,057)
      Purchase of real estate loans                                    (20,646,388)
      Real estate loans originated                                     (15,150,000)
      Principal repayments from real estate loans                        3,785,073
      Principal repayments on senior indebtedness                          (75,086)
      Purchase of real estate                                           (1,655,170)
                                                                      ------------
          Net cash used by investing activities                        (33,857,628)
                                                                      ------------

Cash flows from financing activities
      Issuance of common stock, net                                     87,682,055
      Payment of dividends                                              (2,500,076)
          Net cash provided by financing activities                     85,181,979
                                                                      ------------

Net change in cash and cash equivalents                                 51,877,925

Cash and cash equivalents, beginning of period                        $          0
                                                                      ------------

Cash and cash equivalents, end of period                              $ 51,877,925
                                                                      ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                        RESOURCE ASSET INVESTMENT TRUS
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                   UNAUDITED


NOTE 1 - BASIS OF PRESENTAION

     In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at June 30, 1998, the results of operations for the three and six months ended June 30, 1998, and the cash flows for the six months ended June 30, 1998. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operation for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the quarterly financial statements and notes thereto included in Form 10-Q for the period ended March 31, 1998.


NOTE 2-INVESTMENTS IN REAL ESTATE LOANS

     The Company's loan portfolio consisted of the following at June 30,1998:


           Multi-family residential                         $ 26,899,573
           Commercial real estate                             33,605,372
           Less: Allowance for loan losses                             0
                                                              ----------
              Investments in real estate loans              $ 60,504,945
                                                              ==========

     As of June 30, 1998, eleven of the loans currently in RAIT's portfolio are in default under their terms as underwritten by the original lender, although they are subject to forbearance agreements or other contractual restructurings, and are performing in accordance with the terms of such agreements. The remaining three loans are in compliance with their terms as originally underwritten.

NOTE 3-INVESTMENT IN REAL ESTATE

     Investment in real estate is comprised of the following at June 30,1998:


         Land                                                $    159,710
         Office building and improvements                       1,512,905
         Less: Accumulated depreciation                           (17,445)
                                                                ---------
                      Investment in real estate, net         $  1,637,725
                                                                =========
 NOTE 4 - SHAREHOLDERS' EQUITY

         RAIT filed a registration statement with respect to a public offering and sale of 2,800,000 Common Shares that became effective June 23,1998. The public offering closed on June 29, 1998 (the Closing Date). Approximately 336,000 of the Common Shares sold in the public offering were purchased by Resource America, Inc. ("RAI"), the sponsor of RAIT, and approximately 49,000 Common Shares sold in the public offering were purchased by officers, directors and trustees of RAIT, and related persons. These shares, along with the RAI shares, are subject to restrictions on

                        RESOURCE ASSET INVESTMENT TRUS
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                   UNAUDITED

sale or disposal without the consent of the underwriters for a period of 180 days following the Closing Date. The remaining Common Shares were purchased separately and were freely tradable immediately upon issuance. The public offering price of the Common Shares was $15.75 per share. The 385,000 shares purchased by RAI and related persons were purchased at $14.88 per share (a price equal to the public offering price net of underwriting discounts and commissions). The net proceeds received by RAIT in connection with the public offering were approximately $41,490,000. Total offering costs approximated $2,300,000, including underwriting discounts.

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

Overview

     The Company's principal business objective is to generate income for distribution to its shareholders from a combination of interest, rents and distributions in respect of rents from financings funded, loans or property interests acquired and other investments. During the second quarter of 1998, the Company continued the process of building its investment portfolio through investment of the proceeds from its initial public offering. On June 29, 1998, the Company concluded its second public offering, which resulted in net proceeds for the Company of $41.5 million.

Liquidity and Capital Resources

     The Company's primary liquidity need is for the continued expansion of its portfolio of real estate loans and property interests. The Company will add to its portfolio as economically attractive opportunities become available. The Company has also utilized available funds to pay dividends to its shareholders, currently on a quarterly basis, to the extent of not less than 95% of its annual net taxable income. The Company has heretofore been able to fund these liquidity needs from internally generated funds and from two public offerings of its Common Shares.

     During the second quarter of 1998, the Company entered into one additional loan transaction, providing funding of approximately $4 million, and restructured two loans resulting in a partial repayment of approximately $3.8 million. On June 30, 1998, the Company paid dividends to its shareholders aggregating approximately $1.6 million. At June 30, 1998, the Company had approximately $51.9 million in funds available for investment. All of such funds were temporarily invested in a money-market account that the Company believed had a high degree of liquidity and safety.

Results of Operations

     The Company had average earning assets for the three months ended June 30, 1998 of $63.8 million ($70.1 million for the six months ended June 30, 1998), including $13.7 million ($8.6 million for the six months ended June 30,
1998) of average earning assets invested in a money-market account. The money market account generally has an interest rate that is substantially below interest rates the Company seeks in providing financing, and the rates of return the Company seeks in acquiring property interests.

    The Company's primary source of income for the three months ended June 30, 1998 was interest income from its earning assets, of which $2.3 million was derived from financings and $113,000 from the money market account. The yield on average earning financing assets was 15.3% for the period, while the yield on average earning money market account assets was 5.3%. The Company also derived $42,000 of rental income from its one property interest. Included in interest income is approximately $292,000 of income recognized on $747,000 of additional interest received in advance with respect to three financings, and $50,000 of accretion of loan discount relating to the seven loans the Company acquired at a discount to the appraised value of the underlying properties.

     The Company's primary source of income for the six months ended June 30, 1998 was interest income from its earning assets, of which $3.5 million was derived from financings and $362,000 from the money market account. The yield on average earning financing assets was 14.0% for the period, while the yield on average earning money market account assets was 5.3%. The Company also derived $50,000 of income from a subordination fee, which resulted from the restructuring of one of its financings and $49,000 from rents from its one property interest. Included in interest income is approximately $402,000 of income recognized on $747,000 of additional interest received in advance with respect to three financings, $5,000 of amortization of original issue discount with respect to one financing, and $102,000 of accretion of loan discount with relating to the seven loans the Company acquired at a discount to the appraised value of the underlying properties.

     Nine of the company's purchased real estate loans and two of the loans in which the Company has purchased a participation are in default with respect to their terms as underwritten by the original lender; however, each of these loans is subject to a forbearance or other contractual restructuring agreement. During the period ending June 30,1998, all payments under the agreements were timely made and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining three loans in the Company's portfolio are performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of June 30, 1998.

     During the three months ended June 30, 1998, the Company incurred expenses of $931,000 ($1,422,141 for the six months ended June 30, 1998), consisting primarily of $275,000 ($412,000 for the six months ended June 30, 1998) in compensation expense and $576,000 ($896,000 for the six months ended June 30, 1998) in interest expense. Interest expense relates to interest payments made on senior indebtedness encumbering properties underlying the Company's investments in real estate loans. The Company anticipates that compensation expense in the third quarter will approximate the amount incurred in the second quarter and that interest expense will increase in the third quarter to reflect increases in the Company's loan portfolio.

     In July 1998, the Company acquired the general partnership interest (89%) in OSEB Associates, L.P. ("OSEB"), a limited partnership that owns an office building in Philadelphia, Pennsylvania. The interest was acquired in consideration of a capital contribution to OSEB by the Company of $750,000. Brandywine Construction and Management, Inc., an affiliate of Resource America, Inc. ("RAI"), the sponsor of the Company, owns the limited partnership interest (11%) in OSEB. RAI provided mortgage financing to OSEB in June 1998. The loan, funded at a cost of $58.5 million, bears interest at the rate of 10% per year on a stated principal amount of $65.0 million. RAI received a fee of $840,000 for services performed prior to the Company's acquisition of its interest in OSEB. The effect of the Company's acquisition of the general partnership interest in OSEB will be to increase materially the gross amount of its assets and liabilities (although RAI's loan is without recourse to OSEB and the Company, subject to customary exceptions for fraud and similar matters) and to significantly increase the amount of the Company's depreciation expense.

PART II OTHER INFORMATION
-------------------------


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(f)    Use of Proceeds

     From April 1, 1998 through June 30, 1998, the Company applied $4,000,000 of the net proceeds from its first public offering toward additional investments in real estate loans.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Financial Data Schedule

(b)    Reports on Form 8-K

(1)    No reports were filed on Form 8-K during the quarter ended June 30, 1998.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 12, 1998                         /s/ Ellen J. DiStefano
---------------------------             ---------------------------------------
DATE                                    Ellen J. DiStefano
                                        Chief Financial Officer
                                        (On behalf of the Registrant and as its
                                        principal financial officer)