Form 10-Q
period 1998-09-30
RESOURCE ASSET INVESTMENT TRUST
filed 1998-11-16
CIK 1045425

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

For the quarterly period ended              September 30, 1998
                              --------------------------------------------------

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


For the transition period from ________ to _________

Commission file number                           1-14760
                      ----------------------------------------------------------

                        RESOURCE ASSET INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MARYLAND                                    23-2919819
 -------------------------------                  -------------------
 (State or other jurisdiction of                    (IRS Employer
  incorporation or organization)                  Identification No.)


    1845 WALNUT STREET, 10TH FLOOR, PHILADELPHIA, PA            19103
--------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)


                                 (215) 861-7900
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
---   ---

   As of October 31, 1998, 6,165,334 common shares of beneficial interest, with a par value of $0.01, were outstanding.

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                           Consolidated Balance Sheets



                                                               September 30, 1998
                                                                  (Unaudited)        December 31,1997
                                                               ------------------    ----------------
ASSETS:
     Cash and cash equivalents                                   $     877,516         $        --
     Accrued interest receivable                                     1,124,167                  --
     Investments in real estate loans                              108,887,901                  --
     Investments in real estate, net                                67,048,475                  --
     Furniture, fixtures and equipment, net                            114,054                 8,766
     Prepaid expenses and other assets                                 979,529             2,183,698
                                                                 -------------         -------------
        Total Assets                                             $ 179,031,642         $   2,192,464
                                                                 =============         =============


LIABILITIES AND SHAREHOLDERS' EQUITY
    Accounts payable and accrued liabilities                     $     256,986         $     657,751
    Accrued interest payable                                           830,553                  --
    Deferred income                                                     36,000                  --
    Tenant security deposits                                           100,000                  --
    Borrowers' escrows                                               1,032,700                  --
    Reimbursements due to affiliate                                       --               1,579,330
    Senior indebtedness secured by real estate underlying
       the Company's wraparound loans                               25,001,752                  --
    Long term debt secured by real estate owned                     66,069,937                  --
                                                                 -------------         -------------
        Total Liabilities                                           93,327,928             2,237,081

    Preferred Shares, $.01 par value; 25,000,000
           authorized shares                                              --                    --
    Common Shares, $.01 par value; 200,000,000
           authorized shares: issued and outstanding,
           6,165,334 and 100 shares, respectively                       61,653                     1
    Additional paid-in-capital                                      85,868,004                   999
    Accumulated deficit                                               (226,893)              (45,617)
                                                                 -------------         -------------
        Total Shareholders' Equity (Deficiency)                     85,702,764               (44,617)
                                                                 -------------         -------------
Total Liabilities and Shareholders"  Equity                      $ 179,031,642         $   2,192,464
                                                                 =============         =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                          Consolidated Income Statement
                                   (Unaudited)



                                                 For the three             For the nine
                                                  months ended             months ended
                                              September 30, 1998        September 30, 1998
                                              ------------------        ------------------

REVENUES
Mortgage interest income                          $ 4,377,340               $ 7,853,189
Rental income                                       1,670,761                 1,719,896
Fee income and other                                   97,625                   147,625
Investment income                                     468,416                   830,746
                                                  -----------               -----------
    Total Revenues                                  6,614,142                10,551,456

COSTS AND EXPENSES
Interest                                            2,246,764                 3,142,303
Property operating expenses                           749,378                   749,378
General and administrative                            267,263                   756,036
Depreciation and amortization                         403,941                   441,770
                                                  -----------               -----------
    Total Costs and Expenses                        3,667,346                 5,089,487
                                                  -----------               -----------

Net Income                                        $ 2,946,796               $ 5,461,969
                                                  ===========               ===========

Net Income per common share-basic                 $       .48               $      1.32
                                                  ===========               ===========

Weighted average common shares outstanding          6,157,359                 4,146,869
                                                  ===========               ===========

Net income per common share-diluted               $       .48               $      1.30
                                                  ===========               ===========

Weighted average common shares outstanding          6,182,877                 4,191,747
                                                  ===========               ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statement of Cash Flows
                  For the Nine Months Ended September 30, 1998
                                   (Unaudited)



Cash flows from operating activities
    Net Income                                                    $  5,461,969
      Adjustments to reconcile net income to net
           cash provided by operating activities
      Depreciation and amortization                                    441,770
      Amortization of original issue discount                           (5,001)
      Accretion of loan discount                                      (191,604)
      Interest received in advance                                     (36,000)
      Increase in accrued interest receivable                       (1,124,167)
      Increase in prepaid expenses and other assets                   (943,050)
      Decrease in accounts payable and accrued liabilities            (400,764)
      Increase in accrued interest payable                             830,553
      Increase in deferred income                                       72,000
      Increase in tenant security deposits                             100,950
      Increase in borrowers' escrows                                 1,032,700
      Decrease in due to affiliate                                  (1,579,330)
                                                                  ------------
         Net cash provided by operating activities                   3,660,026

Cash flows from investing activities
      Purchase of furniture, fixtures and equipment                   (116,876)
      Real estate loans purchased                                  (20,646,388)
      Real estate loans originated                                 (76,640,580)
      Principal repayments from real estate loans                   13,801,878
      Principal repayments on senior indebtedness                     (214,177)
      Purchase of real estate                                       (2,456,336)
                                                                  ------------
          Net cash used by investing activities                    (86,272,479)
                                                                  ------------

Cash flows from financing activities
      Issuance of common stock, net                                 88,034,366
      Proceeds of long-term debt                                     1,100,000
      Payment of dividends                                          (5,644,396)
                                                                  ------------
          Net cash provided by financing activities                 83,489,970
                                                                  ------------

Net change in cash and cash equivalents                                877,516

Cash and cash equivalents, beginning of period                    $          0
                                                                  ------------

Cash and cash equivalents, end of period                          $    877,516
                                                                  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at September 30, 1998, the results of operations for the three and nine months ended September 30, 1998, and the cash flows for the nine months ended September 30, 1998. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operation for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the quarterly financial statements and notes thereto included in Form 10-Q for the period ended March 31, 1998.


NOTE 2 - INVESTMENTS IN REAL ESTATE LOANS

     The Company's loan portfolio consisted of the following at September 30, 1998:


          Long-term first mortgages                              $  35,343,381
          Mezzanine and wraparound loans                            52,960,239
          Short term bridge loans                                   20,584,280
          Less: Allowance for loan losses                                 --
                                                                 -------------
               Investments in real estate loans                    108,877,901
          Less: Senior indebtedness secured by real estate
                    underlying the Company's wraparound loans      (25,001,752)
                                                                 -------------
               Net Investments in Real Estate Loans              $  83,886,149
                                                                 =============


The following is a summary description of the assets contained in the Company's loan portfolio:

                                                                       Average
                                                    Number of         Loan-to-             Yield
            Type of Loan                               Loans            Value              Range          Range of Maturities
            ------------                               -----            -----              -----          -------------------
Long-term first mortgages                                8               52%               12-17%            9/2/99-10/31/03
Mezzanine and wraparound loans                           8               78%               13-39%            1/1/02-10/31/08
Short term bridge loans                                 10               69%               13-48%            11/30/98-3/1/99

     Approximately $36 million of the loans are secured by multi-family residential properties and $72.8 million are secured by commercial properties.

     As of September 30, 1998, fourteen of the loans, or interests therein, currently in RAIT's portfolio are subject to forbearance agreements or other contractual restructurings, and are performing in accordance with the terms of such agreements. These agreements were entered into by the previous holders of the loans prior to RAIT's acquisition because the loans were in default under their terms as underwritten by the original lender. The remaining twelve loans are in compliance with their terms as originally underwritten.

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

Senior indebtedness secured by real estate underlying the Company's wraparound loans consists of the following as of September 30, 1998:

          Loan payable, secured by real estate, monthly
          installments of $118,964, including interest at
          9%, due March 1, 2003                                  $12,871,926
          Loan payable, secured by real estate, monthly
          installments of $80,427, including interest at
          6.95%, due July 1, 2008                                 12,129,826
                                                                 -----------
               Total                                             $25,001,752
                                                                 -----------

     As of September 30, 1998 the senior indebtedness secured by real estate underlying the Company's wraparound loans maturing over the next five years, and the aggregate indebtedness maturing thereafter is as follows:

                               1998            $    109,244
                               1999                 363,080
                               2000                 381,445
                               2001                 414,991
                               2002                 451,545
                        Thereafter               23,281,447
                                               ------------
                                               $ 25,001,752
                                               ------------

NOTE 3 - INVESTMENTS IN REAL ESTATE

     Investments in real estate are comprised of the following at September 30, 1998:


          Land                                        $  5,159,710
          Office buildings and improvements             62,363,263
                                                      ------------
               Subtotal                                 67,522,973
          Less: Accumulated depreciation                  (474,498)
                                                      ------------
               Investments in Real Estate, net        $ 67,048,475
                                                      ============


NOTE 4 - RECENT ACCOUNTING DEVELOPMENTS

     The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, as defined, including organization costs, be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. Upon adoption, the application of this statement is reported as the cumulative effect of a change in accounting principle.

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

Overview

     The Company's principal business objective is to generate income for distribution to its shareholders from a combination of interest, rents and distributions in respect of rents from financings funded, loans or property interests acquired and other investments. During the third quarter of 1998, the Company continued the process of building its investment portfolio through investment of the proceeds from its public offerings.

Liquidity and Capital Resources

     Since commencement of investment operations in January 1998, the principal source of the Company's capital resources has been the two offerings of its common shares which, net of offering costs and underwriting discounts and commissions, resulted in net proceeds to the Company of $88 million. Secondarily, the company has obtained capital resources from the repayment or refinancing of loans in its portfolio (or principal payments on those loans), aggregating $13.8 million through September 30, 1998. The principal use of these funds has been the origination and acquisition of real estate loans ($97.3 million, of which $61.5 million was utilized in the third quarter of 1998) and interests in real property ($2.5 million, of which $750,000 was invested in the third quarter of 1998.)

     The Company also receives funds from interest payments on its loans and operating income from its real property interests. As required by the Internal Revenue Code of 1986, the Company utilized these funds (to the extent of not less than 95% of its taxable income) to pay dividends to its shareholders. For the nine months ended September 30, 1998, the Company had paid dividends of $5.6 million, of which dividends of $3.1 million were paid in the three months ended September 30, 1998.

     Recent events in the capital markets have resulted in a reduction in the ability of many companies to obtain debt financing. In response to these events, and to enhance both its ability to expand its loan portfolio and to generate income from that portfolio, the Company has sought to (i) provide shorter-term financing to its borrowers (generally in the form of bridge financing) to increase the turnover of its investments, and (ii) to pursue borrower refinancing of the Company's loans through senior lenders, with the Company retaining junior interests. The Company has not experienced material difficulties to date in originating shorter-term financings or obtaining senior lien refinancings on acceptable terms. However, there can be no assurance that difficulties will not be encountered in the future, depending upon the development of conditions in the credit markets. In addition, these capital market events may have affected the Company's ability to obtain Company-level debt and equity capital. To the extent that the Company would have utilized such resources to expand its portfolio, the Company's growth may be limited. The Company cannot now predict when these capital market conditions will improve.

     During the third quarter of 1998, the Company entered into thirteen additional loan transactions,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

funding approximately $61.5 million, and acquired a property interest for a cash outlay of $750,000. Also during the third quarter, the Company received proceeds of $1.1 million from a mortgage placed on one of its property interests. At September 30, 1998, the Company had approximately $878,000 in funds available for investment. All of such funds were temporarily invested in a money-market account that the Company believed had a high degree of liquidity and safety.

In October and November 1998, several of the Company's short-term bridge loans matured and the Company was repaid approximately $11 million. It is expected that additional short-term bridge loans will be repaid within the next 120 days, which will provide additional funds available for investment to RAIT in the approximate amount of $10 million.

Results of Operations

     The Company had average earning assets for the three months ended September 30, 1998 of $85.7 million ($64.8 million for the nine months ended September 30, 1998), including $26.4 million ($26.9 million for the nine months ended September 30, 1998) of average earning assets invested in a money-market account. The money market account generally has an interest rate that is substantially below interest rates the Company seeks in providing financing, and the rates of return the Company seeks in acquiring property interests.

    The Company's primary source of income for the three months ended September 30, 1998 was interest income from its earning assets, of which $4.4 million was derived from financings and $468,000 from the money market account. The yield on average earning financing assets was 20.3% for the period, while the yield on average earning money market account assets was 5.3%. The Company also derived $1.7 million of rental income from its property interests. Included in interest income is approximately $1.3 million of income recognized on $1.6 million of additional interest received in advance with respect to twelve financings, and $90,000 of accretion of loan discount relating to the seven loans the Company acquired at a discount to the appraised value of the underlying properties.

     The Company's primary source of income for the nine months ended September 30, 1998 was interest income from its earning assets, of which $7.9 million was derived from financings and $831,000 from the money market account. The yield on average earning financing assets was 20.0% for the period, while the yield on average earning money market account assets was 5.3%. The Company also derived $1.7 million from rents from its property interests and approximately $98,000 of miscellaneous income from seven transactions. Included in interest income is approximately $1.7 of income recognized on $1.8 million of additional interest received in advance with respect to thirteen financings, $5,000 of amortization of original issue discount with respect to one financing, and $192,000 of accretion of loan discount relating to the seven loans the Company acquired at a discount to the appraised value of the underlying properties.

Ten of the Company's purchased real estate loans and four of the loans in which the Company has purchased a participation are subject to forbearance agreements or other contractual restructurings. These agreements were entered into by previous holders of the loans prior to RAIT's acquisition, because the loans were in default under their terms as underwritten by the original lender. During the period ending September 30, 1998, all payments under the agreements were timely made and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining twelve loans in the Company's portfolio are performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     During the three months ended September 30, 1998, the Company incurred expenses of $3.7 million ($5.1 million for the nine months ended September 30, 1998), consisting primarily of $2.2 million of interest expense ($3.1 million for the nine months ended September 30, 1998), $749,000 in operating expense relating to its property interests ($749,000 for the nine months ended September 30, 1998), $267,000 of general and administrative expense ($756,000 for the nine months ended September 30, 1998) and $404,000 of depreciation and amortization ($442,000 for the nine months ended September 30, 1998). Interest expense relates to interest payments made on senior indebtedness encumbering properties underlying the Company's investments in wraparound loans and properties owned by the Company. The Company anticipates that general and administrative expense in the fourth quarter will approximate the amount incurred in the third quarter and that interest expense will increase in the fourth quarter to reflect increases in the size of the Company's wraparound loan portfolio.

Year 2000 Issues

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors. The Company has identified two areas determined to be critical for successful Y2K compliance: (1) internal financial and informational system applications and (2) third-party relationships. The Company's internal systems have all been identified as Y2K compliant, therefore there will be no additional cost associated with the Y2K issue. In the third-party area, the Company is in the process of contacting its major third parties. Most parties that have been contacted state that they intend to be Y2K compliant by 2000. The company has yet to determine what costs, if any, will be incurred in connection with the third party area.

PART II OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Financial Data Schedule

(b)  Reports on Form 8-K

(1) No reports were filed on Form 8-K during the quarter ended September 30, 1998.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November       , 1998                   /s/ Ellen J. DiStefano
------------------------                ----------------------
DATE                                    Ellen J. DiStefano
                                        Chief Financial Officer
                                        (On behalf of the registrant and as its
                                        principal financial officer)