Form 10-K
period 1998-12-31
RESOURCE ASSET INVESTMENT TRUST
filed 1999-03-25
CIK 1045425

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998
                                      or
/ /            Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

              For the transition period from  ------   to ------


                        Commission file Number 1-14760

                             ---------------------

                        RESOURCE ASSET INVESTMENT TRUST
            (Exact name of registrant as specified in its charter)


                MARYLAND                                   23-2919819
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


           1845 WALNUT STREET, 10TH FLOOR
                PHILADELPHIA, PA                                19103
   (Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code (215) 861-7900
                             ---------------------
Securities registered pursuant to Section 12(b) of the Act:


     Title of each class             Name of each exchange on which registered
        COMMON SHARES                                 AMEX

          Securities registered pursuant to Section 12(g) of the Act:

                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing price of such shares on March 15, 1999 was approximately $2.3 million.


                     DOCUMENTS INCORPORTATED BY REFERENCE


     Portions of the proxy statement for registrants Annual Meeting of Shareholders to be held on April 14, 1999 are incorporated by reference in Part III of this Form 10-K.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I


Item 1. Business


     General


     Resource Asset Investment Trust ("RAIT"), together with its wholly-owned subsidiaries, RAIT General, Inc. (the "General Partner"), RAIT Limited, Inc. (the "Initial Limited Partner"), and RAIT Partnership, L.P. (the "Operating Partnership"), in which the General Partner currently owns a 1% interest and the Initial Limited Partner currently owns a 99% interest (the "Company"), is a Maryland real estate investment trust ("REIT") that has elected to be taxed as a REIT under the Internal Revenue Code (the "Code") for its taxable year ending December 31, 1998. The Company's principal business activity is to provide or acquire loans (or participation interests in such loans) secured by mortgages on commercial real property or similar instruments (each a "Loan") in situations that, generally, do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. To a lesser extent, the Company also may acquire real property or interests in real property ("Property Interests").


     The Company was formed in August 1997. The Company commenced operations upon completion of its initial public offering in January 1998, which resulted in net proceeds to the Company of $44.0 million. The Company made a second public offering in June 1998 which resulted in an additional $42.0 million of net proceeds to the Company. Since its initial public offering, the Company has been principally engaged in investing the proceeds of its public offerings in Loans and Property Interests and managing these assets. At December 31, 1998, the Company had total assets of $201.3 million including 25 Loans with a book value of $126.3 million (less senior debt of $46.9 million) and two Property Interests with a book value of $68.2 million (less senior debt of $67.3 million).


     Investment Objectives and Policies


     The Company originates and acquires Loans secured by mortgages on real property or similar instruments in situations that do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. The Company's Loans consist of direct Loans to borrowers and the acquisition of existing Loans (or interests in either such kinds of Loans). In acquiring Loans the Company focuses on Loans that can be acquired at a discount to their outstanding balance and the appraised value of the underlying property. The Company also acquires Property Interests. The Company's investment in a Loan or a Property Interest will generally be between $1.0 million and $10.0 million. The Company is not, however, limited in the amount of any investment and may invest amounts that are larger or smaller than its targeted size range. The Company also provides short-term bridge financing to a borrower in excess of the targeted size range where the borrower has committed to obtain take-out financing (or the Company believes that it or the borrower can arrange such financing) to reduce the Company's investment to an amount within the targeted size range. The Company seeks to generate income for distribution to its shareholders from a combination of interest, rents, distributions in respect of rents (where the Company owns an equity interest in a real property), proceeds from Appreciation Interests (as discussed below, see "Business - Types of Financing") and proceeds from the sale of portfolio investments.


Types of Financing


     The Company emphasizes subordinated (or "mezzanine") financing, including wraparound Loans. The Company is not, however, limited as to the types of financing it may provide, and it may acquire or provide first lien financing. In originating new Loans, the Company endeavors to adapt the terms of its financing to the needs of its borrowers, utilizing a variety of financing techniques such as staged payments, event specific loan advances, different rates of interest payment and interest accrual, deferred (or "balloon") principal payments and similar techniques. It is not anticipated that the Company's Loans will be insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed (except by borrowers or their affiliates, in certain cases) or insured.

     Generally, mezzanine Loans, including wraparound Loans, will be secured by mortgages on properties already subject to the liens of other mortgage loans. A wraparound Loan is a junior lien Loan having a principal amount equal to the sum of the outstanding principal balances of senior loans plus the net amount advanced by the wraparound lender. From payments it receives on the wraparound Loan, the wraparound lender pays principal and interest to the holders of the senior loans, but ordinarily only to the extent that payments are received from the borrower. Mezzanine Loans (including wraparound Loans) offer the potential for higher yields than those ordinarily obtained in senior lien financing (and, in the case of wraparound Loans, the possibility of increasing yields as the principal amounts of senior loans are amortized). However, such Loans carry greater credit risk, including substantially greater risk of non-payment of interest or principal, than senior lien financing.

     The Company may acquire Loans that are not secured by recorded or perfected liens. Of the 25 Loans in the Company's portfolio as of December 31, 1998, five loans (8.7% by book value of the Company's portfolio) are not so secured. Management believes that, with respect to any such Loans (including existing Loans), the following matters serve to mitigate the Company's risks as an unsecured lender. First, rents and other cash flow from the underlying properties generally will be deposited directly to a bank account controlled by the Company. Second, future liens encumbering the underlying properties are generally prohibited by the senior lenders. Finally, the Company generally will hold a deed-in-lieu of foreclosure that may enable it to enforce its rights against the underlying property in an expedited fashion. However, none of these factors will assure that these Loans are collected. Moreover, filing a deed-in-lieu of foreclosure with respect to these Loans may (and, with respect to the existing Loans, will) constitute an event of default under related senior debt. Any such default would require the Company to acquire or pay off the senior debt in order to protect its investment.

     The Company seeks to originate or acquire Loans that not only have current cash returns higher than those obtained in typical first lien institutional financing but that also have various features designed to increase the return over the term of the Loans. In particular, the Company seeks to include provisions allowing it to participate in any appreciation of the value of properties underlying the Loans or in any increase in property revenues from rents ("Appreciation Interests"). The Company typically seeks an Appreciation Interest at a rate of not less than 25%, and may seek to obtain either or both types of Appreciation Interests. The Company believes that obtaining Appreciation Interests may be advantageous to it because the Company will thus have the opportunity of participating in the growth in value of the real property being financed (and, therefore, the opportunity of gaining additional compensation). However, obtaining Appreciation Interests may limit or, possibly, reduce the amount of interest that the Company might otherwise be able to obtain on a Loan. There can be no assurance that the Company will be able to obtain an Appreciation Interest in any Loan, or as to the final terms (including rate) under which it may be obtained. Moreover, because Appreciation Interests are more usually associated with subordinated loans in order to compensate the lender for its subordinated position, the Company may not be able to find borrowers willing to give Appreciation Interests in first mortgage loans (to the extent originated by the Company) on terms acceptable to the Company. 17 of the Loans in the Company's portfolio as of December 31,1998 have Appreciation Interests.


Loan Origination Sources

     To generate loan originations, the Company relies primarily upon the relationships senior management has developed as a result of their experience in the mortgage lending, real estate and real estate finance industries with developers, commercial real estate brokers, mortgage bankers, real estate investors and other direct borrowers or referral sources, including lenders providing financing through securitization (with respect to financing not meeting their standard criteria). With respect to Loan acquisition, the Company also relies on senior management's existing knowledge of and relationships with institutional holders (primarily banks and insurance companies) who may wish to dispose of underperforming loans in their existing portfolios that meet the Company's financing criteria. These institutional lenders may also refer to the Company loan opportunities presented to them that they do not wish to underwrite.


Certain Financial Guidelines

     The Company has established financial guidelines for use in evaluating financing proposals. The Company may depart from one or more of the guidelines in underwriting any particular Loan, provided that the Company's Loan portfolio, in the aggregate, is in compliance. The guidelines provide as follows: (i) the property underlying the Loan will have a current appraised value of not less than 25% below the property's estimated replacement cost, (ii) the size of the Loan will be between $1.0 million and $10.0 million, (iii) the ratio of current cash flow to debt service on senior lien loans with respect to the underlying property will be at least 1.25 to 1, (iv) the ratio of current cash flow to debt service on both senior loans and the Company's Loan will be at least 1.1 to 1, (v) the cash flow from the underlying property will be sufficient to yield a current return on the Company's investment of no less than 10% per year, (vi) the aggregate of all outstanding senior debt may not exceed 75% of the appraised value of the underlying property, and (vii) the aggregate of outstanding senior debt plus the amount of the Company's Loan may not exceed 90% of the appraised value of the underlying property. The "appraised value" of a property for purposes of the guidelines is the estimate by an independent real estate appraiser of the fair market value of the property, taking into account standard valuation methodologies. The Company's estimate as to replacement cost is generally based upon information developed by the Company from developers, contractors and other persons regarding construction costs both generally and with respect to similar properties in the area. Except for six Loans that exceed a loan-to-value ratio of 90% (constituting 5.6% of the Company's total assets, by book value) each of the Company's Loans at December 31, 1998 conforms to the guidelines. The Company's Loan portfolio, in the aggregate, conforms to the guidelines.

     In departing from a particular guideline for any Loan, the Company typically considers factors that would cause the underlying property to be in compliance with the guidelines within a reasonable time following initial funding of the Loan. For example, the Company may depart from the cash flow guidelines where the borrower can demonstrate (through new lease placements or otherwise) that historical cash flow will not be representative of cash flow during the term of the Loan, and may depart from loan-to-value guidelines where the borrower can demonstrate that the application of the Loan proceeds will result in an increase in property value. Notwithstanding the foregoing, these guidelines may be changed by the Board of Trustees without notice to or approval by the shareholders.


Location of Properties Relating to Loans


     The Company generally finances properties located in metropolitan areas of the United States where there is a significant amount of small, multi-family residential, office and other commercial properties. Initially, the Company has focused its financing activities in Philadelphia, Pennsylvania and the Baltimore/Washington corridor, with a particular emphasis on the Philadelphia metropolitan area as a result of senior management's existing experience and relationships. Of the 25 Loans in the Company's portfolio as of December 31, 1998, 18 relate to properties located in the Philadelphia metropolitan area, and four are located in the Baltimore/Washington corridor. The Company is not, however, limited as to the geographic areas in which it may provide Loans and, accordingly, it may provide Loans in metropolitan areas other than Philadelphia and the Baltimore/Washington corridor, in metropolitan areas that do not readily fit the Company's targeted characteristics, or in geographic areas that are outside of metropolitan areas, as appropriate opportunities are identified, and such Loans may (although it is not currently anticipated that they will) constitute a material portion of the Company's investment portfolio.


Types of Properties Relating to Loans


     The Company will focus its financing activities on multi-family residential, office and other commercial properties with property values generally between $2.0 million and $30.0 million. The Company may, in appropriate circumstances as determined by the Board of Trustees, provide financing to properties with values outside this range, as is the case with two of the Loans in the Company's portfolio as of December 31, 1998. It is not anticipated, however, that a significant number of properties will be outside the targeted range. The Company does not normally finance undeveloped property or make loans in situations where construction is involved except where the underlying property (and any additional real property collateral which the Company may require as security), as it exists at the time of the Company's financing, meets the Company's loan-to-value guidelines. In situations where a loan is made with respect to a property that does not meet the Company's cash flow guidelines, the Company will typically require that the developers and their controlling persons personally guarantee the Loan, and that some or all of such persons, individually or in the aggregate, have net worth sufficient to repay the Loan in the event of default. Any such Loan may also condition funding upon the satisfaction of certain property income or occupancy criteria. The Company is not limited in the amount or percentage of its assets it may lend against any category of property. The Company generally seeks to make loans or investments (including Property Interests) the amount of which (together with all other loans or investments by the Company) do not exceed (i) with respect to any one property, 5% of the Company's total assets, or (ii) with respect to any one person or its affiliates, 10% of the Company's total assets. Certain Loans the Company acquired as its initial investments in connection with its initial public offering (the "Initial Investments") were specifically excluded from these guidelines. The Company is not limited, however, in the amount it may invest in any one property and may exceed the guidelines where the Board of Trustees determines that the investment characteristics of the Loan are otherwise appropriate for the Company. At December 31, 1998, five of the Company's Loans constituting 35.0% of the Company's total assets, exceed the guideline amount.


Acquisition of Loans at Discount


     In acquiring Loans from third parties, the Company focuses on Loans that, because of one or more past defaults under the original loan terms (due to lack of a strong operating history for the underlying property, historical credit or cash flow problems of the borrower or with respect to the underlying property, or other factors), can be acquired at a discount to their outstanding balances and the appraised value of their underlying properties. The Company will not acquire any such loan, however, unless the prior loan holder, property owner or some other party or parties, have taken material steps to resolve the problems to which the loan and its underlying property have been subject and where completion of the resolution process will not involve active intervention by the Company. The Company seeks to acquire loans for which completion of the resolution process will enhance the Company's total return through increased yields or realization of some portion or all of the discount at which they were acquired.


     The Company has historically obtained some portion of the Loans it acquires from RAI. The Company may seek to acquire additional Loans from RAI in the future. However, the investments that may be acquired from RAI are limited to a maximum of 30% of the Company's investments based upon the Company's cost, excluding the Initial Investments (17.0% of the Company's total assets). As of December 31, 1998, aside from the Initial Investments, the Company had purchased three loan participations from RAI, participated with RAI in two Loans, and sold one loan participation to RAI.


Lending Procedures


     Prior to making or acquiring any Loan, the Company conducts an acquisition review. The value of the underlying property is estimated by the Company based upon a recent independent appraisal obtained by the borrower, an independent appraisal obtained by the Company, or valuation information obtained by the Company and thereafter confirmed by an independent appraisal. The Company makes an on-site inspection of the property and, where appropriate, the Company requires further inspections by engineers, architects or property management consultants. The Company may also retain environmental consultants to review potential environmental issues. The Company obtains and reviews available rental, expense, maintenance and other operational information regarding the property and prepares cash flow and debt service analyses. For acquired loans, the Company also evaluates the adequacy of the loan documentation (for example, the existence and adequacy of notes, mortgages, collateral assignments of rents and leases, and title policies insuring lien positions) and other available information (such as credit and collateral files), and evaluates the status and efficacy of programs to resolve problems to which the loan or its underlying property may have been subject. The amount that the Company is willing to lend, or the amount of the Company's offer to purchase, is based upon the foregoing evaluations and analyses. The Company may modify these procedures as it deems appropriate in particular situations.


     After originating or acquiring any Loan, the Company follows specified procedures to monitor Loan performance and compliance. The Company generally requires that all revenues from the underlying property be deposited into an operating account on which the Company is the sole signatory. On a monthly basis, the Company pays the senior debt service (if any), collects its debt service payments and all required reserves, and then transfers the balance of the funds to the borrower. In some situations, all expenditures with respect to a property (including debt service, taxes, operational expenses and maintenance costs) are required to be paid from that account and are subject to review and approval by the Company prior to payment. The borrower is required to supply monthly operating statements and yearly certification of compliance with the terms of the Loan. The

Company may also require that its approval be obtained before any material contract or commercial lease with respect to the property is executed and that the borrower prepare a budget for the property not less than 60 days prior to the beginning of a year, which must be reviewed and approved by the Company.


Acquisition of Property Interests


     As appropriate, either as part of the Company's investment strategy or for tax planning purposes, the Company also acquires Property Interests. The Company believes that acquiring Property Interests is advantageous for three primary reasons. First, it gives the Company flexibility in addressing the financial needs and tax situations of borrowers in situations where debt financing may not be appropriate. Second, it provides the Company with the possibility of capital appreciation in addition to the current income realized from its loan portfolio. Third, it assists the Company in its tax planning. Certain of the Company's current Loans (and, it is anticipated, some of its future Loans) may result in timing differences between (i) the actual receipt of income and the actual payment of deductible expenses and (ii) the inclusion of that income and deduction of such expenses in arriving at its REIT taxable income. This would increase the amount that the Company must distribute to its shareholders to avoid corporate income tax in such year, although there may be no contemporaneous corresponding receipt of cash by the Company. Depreciation deductions associated with the Company's investments in Property Interests, however, should help offset such adverse tax effects.


     The Company is not limited in the amount it may invest in Property Interests; however, the Company's acquisition of Property Interests is generally subject to (and included within) the asset concentration guidelines regarding Loans.


     The Company conducts an acquisition review with respect to Property Interests similar to the review the Company conducts in acquiring or originating Loans. The Company also requires satisfactory evidence (generally in the form of title insurance) that the Company (if the Company is acquiring the Property Interest directly), or the entity owning the property in which the Company is acquiring an interest, has or will acquire good and marketable title to the property subject only to such encumbrances as are acceptable to the Company.


     The Company's current Property Interests are located in the same geographic area, and are of the same type, as the properties underlying its Loans. The Company is not limited, however, as to the geographic areas in which it may acquire Property Interests. The Property Interests will involve the same types of properties as those for which the Company intends to provide financing. The Company does not manage any Property Interests, but retains the services of third-party management companies, including (subject to approval by a majority of the Independent Trustees) Brandywine Construction & Management ("Brandywine"), an affiliate of RAI.


     In addition to acquiring a property directly, the Company may also acquire interests in a property, typically in the form of an interest in a partnership, joint venture or limited liability company owning the property. One of the Company's current Property Interests is in the form of an 89% partnership interest in a partnership that owns a property. These interests will be acquired either to provide financing in situations where further debt financing cannot be used, where further debt financing is inappropriate (as, for example, where senior lienors have imposed covenants against further borrowing or against the imposition of junior liens), or where the Company is seeking an equity interest in a property (similar to an Appreciation Interest) as part of a financing package. Where the Company does not own substantially all of the interest, it will typically require that its interests be preferred over the interests of other owners both as to current distributions and repayment of invested capital. The Company also typically requires that the owners incur no further debt and issue no equity interest of equal rank with or senior to the Company's interest without the Company's consent. However, the Company is not limited in the kinds of equity interests that it may acquire and can, accordingly, acquire interests that are not preferred or permit co-owners of the properties to incur further debt without the Company's consent. The Company endeavors to structure these investments so that they qualify as real estate assets within the meaning of the Code and so that the income therefrom qualifies as income from interests in real estate within the meaning of the Code. The Company will closely monitor any such investment that does not qualify as a real estate asset so that the Company's qualification as a REIT will not be jeopardized. The Company also closely monitors any such investments so that the Company will not jeopardize its exemption from the registration requirements of the Investment Company Act.

Leverage


     Although the Company is permitted to incur recourse debt to fund its investment in Loans or Property Interests, the Company generally will not do so unless it does not have immediately available capital sufficient to enable it to acquire a particular investment. The Company may also incur recourse debt in order to prevent default under loans senior to the Company's Loan or to discharge senior loans entirely if this becomes necessary to protect the Company's Loan. This may occur if foreclosure proceedings are instituted by the holder of a mortgage interest which is senior to the Company's Loan or if filing a deed-in-lieu of foreclosure upon default of the Company's Loan would constitute a default under a related senior loan. The Company may incur recourse indebtedness in order to assist in the operation of any property financed by the Company and as to which the Company has subsequently taken over operations as a result of default, or to protect its Loan. The Company may also borrow to the extent the Company deems it necessary to meet REIT distribution requirements imposed by the Code. Some or all of the Company's assets may collateralize debt incurred by the Company. The Company anticipates that, in normal operations, it will not exceed a debt to equity ratio of 0.5 to 1.0. For purposes of calculating this ratio, the Company's indebtedness will be equal to all recourse indebtedness of the Company, and equity will be equal to the fair market value of the Company's net assets based upon the most recent appraised value of the properties underlying the portfolio. However, where the Company's Loan is in the form of wraparound financing, the stated principal amount of the Loan for book purposes is increased by the amount of the senior debt to which the underlying property is subject, and the Company records a corresponding liability, even where the sole recourse for the senior debt is to the underlying property. Any such senior debt is not included in calculating the Company's debt to equity ratio. The Company is not limited as to the amount of debt that it may incur, and may have a debt to equity ratio that may from time to time vary substantially from 0.5 to 1.0, if appropriate investment opportunities are presented. At December 31, 1998, the Company had no debt for purposes of the above calculation.


     In addition to indebtedness that may be incurred by the Company, the properties underlying financing provided by the Company (or the Property Interests acquired by the Company) may be subject to indebtedness existing at the time of the Company's financing or created in connection with the Company's financing. Provided that such indebtedness is without recourse to the Company (but subject to the Company's financial guidelines; see "Investment Objectives and Policies - Certain Financial Guidelines"), the Company is not subject to limitations in connection with the amount of non-recourse debt financing pertaining to properties underlying its Loans or Property Interests.


Portfolio Turnover


     The Company does not purchase investments with the intention of engaging in short-term trading. The Company may, however, sell any particular investment and reinvest proceeds (subject to distribution requirements and limitations on asset sales imposed on a REIT by the Code), when it is deemed prudent by the Company's management, regardless of the length of the holding period. In addition, the Company may provide bridge loan financing requiring repayment within a substantially shorter period of time than the Company's other Loans. The Company may reinvest the proceeds of such Loans into new loans or may roll over such bridge loans to permanent financing. As of December 31, 1998, the Company had sold a junior participation in one loan to RAI for $4.0 million.


     Existing Investments


     At December 31, 1998, the Company's investments consisted of two Property Interests and 25 loans or loan participations.


     Property Interests


     On March 17, 1998, the Company purchased a property in Rohrerstown, Pennsylvania for $1,655,000. The property, which consists of a 12,630 square foot building on 2.193 acres, is currently being used as a diagnostic imaging center by a subsidiary of a large health care provider. The tenant has occupied the property since December 1997 and pays rent of $169,242 per year (approximately $13.40 per square foot) under a "triple net" lease that terminates on February 28, 2008. Subsequent to its purchase of the property, the Company obtained non-recourse, third party financing for the property with a mortgage loan in the original principal amount of $1.1 million ($1.09 million at December 31, 1998) bearing interest at 7.33%. The mortgage is payable on a 25-year amortization schedule (requiring monthly debt service payments of $8,008) and becomes due on August 1, 2008.

     On July 21, 1998, the Company purchased an 89% interest in a partnership that owns a property in Philadelphia, Pennsylvania for $750,000. The property is subject to senior lien interests existing at the time of the Company's acquisition of its interest aggregating approximately $65 million. The property consists of 456,000 square feet of retail/office space that was 97% occupied as of December 31, 1998 at an average rental of $19.39 per square foot plus certain expenses. The property's long-term debt is made up of the following loans: (1) a first mortgage with a balance of $43.9 million at December 31, 1998, bearing interest at 6.85%, amortizing on a 30-year schedule, requiring monthly debt service payments of $288,314, and due August 1, 2008; (2) a second mortgage with a balance of $4.4 million at December 31, 1998, bearing interest at 10%, with interest payments due monthly from the net cash flow (as defined) of the property, which is due August 1, 2008; and (3) a promissory note with a balance of $17.9 million at December 31, 1998, bearing interest at 12%, with a pay rate of a minimum of 8.19%, which is due on September 1, 2008. The Company receives certain payments, after payments due on the first mortgage, which are equivalent to a 12% return on the Company's investment.

     Loans. The following table sets forth certain information regarding the Loans as of December 31, 1998:




                                                                                Average
                                                Balances           Number      Loan-to-       Yield
             Type of Loan                     Outstanding         of Loans       Value        Range      Range of Maturities
--------------------------------------   ---------------------   ----------   ----------   ----------   --------------------
Long-term first mortgages and senior
 loan participations .................      $   35,111,995            9          49%           9-16%        9/2/99-7/31/21
Mezzanine (including wraparound) loans      $   81,334,701(1)        11          78%          11-30%       1/1/02-11/30/08
Short term bridge loans ..............      $    9,881,200            5          75%           9-22%       11/30/98-3/1/99

------------
(1) Includes $46,936,032 of senior financing.

     Long Term First Mortgages and Senior Loan Participations

     Description of Long Term First Mortgages and Senior Loan Participations (the "First Mortgage Loans") and the Collateral. Each of the First Mortgage Loans bears interest at a fixed rate per annum and requires specified debt service payments either on a interest only basis (eight Loans) or on the basis of a specified principal amortization schedule plus interest (one Loan). Seven of the First Mortgages are cash flow mortgages; however in two of such situations, the Company owns a participation in the first mortgage and is therefore only entitled to a specified monthly payment. The First Mortgage Loans are secured by multi-family apartment buildings in the greater Philadelphia area, Chicago, Illinois, and Pittsburgh, Pennsylvania.

     Prepayment Terms. All First Mortgage Loans except one (in the amount of $2.0 million) are prepayable without penalty.

     Appreciation Interests. Six First Mortgage Loans (in the aggregate amount of $16.8 million, including five cash flow mortgages) include Appreciation Interests based on cash flow and property appreciation.

     Limited Non-Recourse. The First Mortgage Loans are generally nonrecourse loans as to which, in the event of a default under such loans, recourse generally may be had only against the collateral, subject to certain standard carve-outs relating to defaults involving fraud, misappropriation of rents, environmental obligations and similar matters.

     Prohibition on Sale, Encumbrance and Transfer. The First Mortgage Loans prohibit the transfer, sale or encumbrance of the real properties or interests in the borrowers related to such First Mortgage Loans, with certain specified exceptions.


Mezzanine (including wraparound) Loans


     Description of Mezzanine (including wraparound) Loans (the "Mezzanine Loans") and the Collateral. Each of the Mezzanine Loans bears interest at a fixed rate per annum and requires specified debt service payments either on an interest only basis (nine Loans) or on the basis of a specified principal amortization schedule plus interest (two Loans). Six of the Mezzanine Loans are cash flow mortgages, however in three of such situations, the Company owns a participation in the Mezzanine Loan and is therefore only entitled to a specified monthly payment. The Mezzanine Loans are secured by multi-family apartment buildings in Philadelphia, Pennsylvania, Baltimore, Maryland and New London, Connecticut, and commercial buildings in Philadelphia, Pennsylvania, Alexandria, Virginia, Washington, D.C. and Atlanta, Georgia.


     Prepayment Terms. Three of the Mezzanine Loans (in the aggregate amount of $34.6 million) are subject to a prepayment lockout period during which time such loans may not be prepaid. Subsequent to the lockout period these three loans are prepayable subject to prepayment penalties based on specified yield maintenance formulas and/or other required costs.


     Appreciation Interests. Eight Mezzanine Loans (in the aggregate amount of $73.2 million, including three cash flow Loans) include Appreciation Interests based on cash flow and property appreciation.


     Limited Non-Recourse. The Mezzanine Loans are generally nonrecourse loans as to which, in the event of a default under such loans, recourse generally may be had only against the collateral, subject to certain standard carve-outs relating to defaults involving fraud, misappropriation of rents, environmental obligations and other similar matters.


     Prohibition on Sale, Encumbrance and Transfer. The Mezzanine Loans generally prohibit the transfer, sale or encumbrance of the real properties or interests in the borrowers related to such Mezzanine Loans, with certain specified exceptions.


Short Term Bridge Loans


     Description of Short Term Bridge Loans (the "Bridge Loans") and the Collateral. Each of the Bridge Loans bears interest at a fixed rate per annum. The Bridge Loans are secured by multi-family apartment buildings and a commercial building in Philadelphia, Pennsylvania.


     Prepayment Terms. Three of the Bridge Loans (in the aggregate amount of $4.8 million) have prepayment lockout periods during which time the loans may not be prepaid. One Bridge Loan (in the amount of $1.2 million) is prepayable subject to prepayment penalties based on specified yield maintenance formulas and/or other required costs.


     Limited Non-Recourse. Four Bridge Loans are generally nonrecourse loans as to which, in the event of a default under such loans, recourse generally may be had only against the collateral, subject to certain standard carve-outs relating to defaults involving fraud, misappropriation of rents, environmental obligations and similar matters. One Bridge Loan (in the amount of $1.2 million) is recourse to the borrower.


     Prohibition on Sale, Encumbrance and Transfer. The Bridge Loans generally prohibit the transfer, sale or encumbrance of the real properties or interests in the borrowers related to such Bridge Loans, with certain specified exceptions.


     Guaranties. One of the Bridge Loans (in the amount of $1.2 million) is supported by a guaranty of payment and performance.


Competition


     Although the commercial mortgage loan origination and acquisition business is generally competitive in virtually all of its aspects, the Company's focus on the origination or acquisition of loans in situations that, generally, do not conform to the underwriting standard of institutional lenders or sources that provide financing through securitization is a niche in which the Company believes there are relatively few specialized investors. In the overall market for the origination and acquisition of real estate obligations, however, there are a substantial number of competitors (including investment partnerships, financial institutions, investment companies, public and private mortgage funds and other entities).

     Many of the Company's competitors possess greater financial and other resources than the Company. As a result, there can be no assurance that the Company will be able to effect origination or acquisition of loans in the same manner and on the same terms as in the past or that there will not be significant variations in the profitability of the Company's commercial mortgage loan origination and acquisition business. In this regard, the Company will also have to compete for capital necessary to fund its operations based largely upon the performance of its loan portfolio.


Cautionary Statements for Purposes of the Safe Harbor


     Statements made by the Company in written or oral form to various persons, including statements made in filings with the U.S. Securities and Exchange Commission, that are not strictly historical facts are "forward-looking" statements that are based on current expectations about the Company's business and assumptions made by management. Such statements should be considered as subject to risks and uncertainties that exist in the Company's operations and business environment and could render actual outcomes and results materially different than predicted. The following includes some, but not all, of the factors or uncertainties that could cause the Company to miss its projections:


     The real property underlying the Company's Loans is the primary or sole source of any recovery for the Company on its Loans. Accordingly, the Company is materially dependent upon the value of the real property underlying its Loans, which value may be affected by numerous factors outside the control of the Company. The Company's Loans typically provide payment structures other than self-amortization, including structures that defer payment of some portion of accruing interest, or defer repayment of principal, until loan maturity. Where a borrower has an obligation to pay a Loan balance in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to obtain suitable refinancing or otherwise to raise a substantial cash amount.


     The Company's Loans generally will have maturities between four and ten years, typically will not conform to standard underwriting criteria and may often be subordinate loans. As a result, the Loans in the Company's portfolio will be relatively illiquid investments and the Company will be unable to vary its portfolio promptly in response to changing economic, financial and investment conditions. Although the Company will attempt to obtain Appreciation Interests in its Loans to provide it with additional compensation, there can be no assurance that it will be able to do so.


     The Company emphasizes the origination and acquisition of mezzanine (including wraparound) financing, which are junior lien loans. Because of their subordinate position, junior lien loans carry a greater credit risk, including a substantially greater risk of non-payment of interest or principal, than senior lien financing. Where, as part of a financing structure, the Company has an equity or other unsecured position, the risk of loss may be materially increased. A decline in the real estate market where the property underlying the Loan is located could adversely affect the value of the property such that the aggregate outstanding balances of senior liens and the Company's Loan may exceed the value of the underlying property. In the event of a default on a senior loan, the Company may elect to make payments, if it has the right to do so, in order to prevent foreclosure on the senior loan. In the event of foreclosure, the Company will only be entitled to share in the proceeds after satisfaction of the amounts due to senior lienors, which may result in the Company not being able to recover the full amount or, indeed, any of its investment.


     The Company has acquired, and may in the future acquire, loans not collateralized by recorded or perfected liens. These loans generally will be subject and subordinate not only to existing prior liens encumbering the underlying property, but also to future liens that may arise. Furthermore, in a bankruptcy, the holder of an unsecured loan has materially fewer rights than secured creditors and the holders' rights are subordinate to the lien-like rights of the bankruptcy trustee.


     The Company's Loans typically will not conform to conventional loan criteria due to past defaults by borrowers resulting from lack of a strong operating history for the properties underlying the Loans, historical credit or cash flow problems of the borrowers or with respect to the underlying properties, or other factors. As a result, the Company's Loans (and, particularly, loans that the Company acquires at a discount) may be subject to a higher risk of default than conventional loans.

     The Company's Loans often have loan-to-value ratios in excess of 80%. By reducing the margin available to cover fluctuations in property value (or differences between appraised value and the amount actually obtainable upon foreclosure and sale), a Loan with a high loan-to-value ratio may involve increased risk that, upon default, the amount obtainable from sale of the underlying property may be insufficient to repay the financing.


     The market value of the Company's Loans will be affected by changes in interest rates. In general, the market value of a loan will change in inverse relation to an interest rate change where a loan has a fixed interest rate or only limited interest rate adjustments. Accordingly, in a period of rising interest rates, the market value of such a loan will decrease. Moreover, in a period of declining interest rates, real estate loans may benefit less than other fixed income securities due to prepayments. Interest rate changes will also affect the Company's return on new Loans that it makes. In particular, during a period of declining rates, the amounts becoming available to the Company for investment due to repayment of its Loans may be invested at lower rates than the Company had been able to obtain in prior investments, or than the rates on the repaid Loans. Also, increases in interest on debt, if any, incurred by the Company in originating or acquiring Loans or Property Interests may not be reflected in increased rates of return on the Loans or Property Interests funded or acquired through such debt, thereby adversely affecting the Company's return on such investments. Accordingly, interest rate changes may materially adversely affect the total return on the Company's investment portfolio.


     The Company's Loans are, and the Company anticipates that they will continue to be, concentrated in the Philadelphia region and the Baltimore/Washington corridor for the foreseeable future. Such a lack of geographic diversification may result in the Company's investment portfolio being more sensitive to, and the Company being less able to respond to, economic developments of a primarily regional nature, which may result in reduced rates of return, or higher rates of default, on the Company's Loans than might be incurred with a more geographically diverse investment portfolio.



     The Company may not be able to obtain Appreciation Interests in connection with its Loans and, even if obtained, an Appreciation Interest may result in a lower stated interest on a Loan. Even if the Company obtains an Appreciation Interest in connection with a particular Loan, the rate may be less than that sought by the Company.


     The Company's Loans may be secured by interests in entities owning real property, rather than the property itself. In that event, the Company will be subject to the risk that the interests pledged as a security will be illiquid, or otherwise have features that may make it difficult for the Company to obtain a return of its investment in the event of a default on its Loan. These interests typically will be subject and subordinate to the rights of creditors of the entity and the property owned by that entity.


     Interest charged on Loans owned by the Company (which may include amounts received in connection with Appreciation Interests) may be subject to state usury laws imposing maximum interest rates and penalties for violation, including restitution of excess interest and unenforceability of debt.


     Although the Company does not seek to originate construction loans, the Company may make loans in situations where construction is involved, generally either (i) as financing that repays a third party's construction loan, or (ii) where the loan is secured by property with a pre-construction value that is within the Company's investment guidelines. The Company may depart from its guidelines, typically where there are other assurances of payment such as personal guarantees from the developers. Loans in construction situations may involve a higher degree of risk than other lending, to the extent that repayment is dependent upon successful completion of the project, or as a result of the lack of an operating history on the project as constructed or rehabilitated upon which to base a loan's underwriting, difficulties in estimating construction costs and timing, the financial strength of guarantors and other reasons.


     Income from and the value of the Company's Property Interests (as well as the real properties underlying the Company's Loans) may be adversely affected by general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors beyond the Company's control. Revenues from and values of real properties are also affected by such factors as the cost of compliance with regulations and the potential for liability under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be adversely affected if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. Certain significant expenditures associated with real property (such as mortgage payments, real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from the property.

     Real estate investments are relatively illiquid and, therefore, the Company may be limited in its ability to vary its portfolio of Property Interests quickly in response to changes in economic or other conditions.

     To the extent that the Company acquires equity interests in an entity owning a property, or lends against the security of such interests in whole or in part, the Company's interests will be subordinate to both general and secured creditors of the entity. This subordination could increase the Company's risk of loss. Moreover, acquisition of equity interests provides certain risks not present in real property loans or direct property ownership. For example, there is the possibility that the other equity owners in the entity holding the property might have economic or business interests or goals which are inconsistent with the business interests or goals of the Company or be in a position to take action contrary to the instructions or requests of the Company or contrary to its policies or objectives. Moreover, in limited partnerships, even if the Company is a limited partner, if its rights under the partnership agreement allow it sufficient control over the partnerships or its property, it might be deemed to be a general partner and, in such a case, could incur liability for the debts of the partnership beyond the amount of its investment.


Item 2. Properties

     The Company's office is located in Philadelphia, and is sub-leased from JeffBanks, Inc. ("JBI") under an agreement providing for rents of $24,000 per year through May 2008. The Chairman and Chief Executive Officer of the Company is the Chairman and Chief Executive Officer of JBI and she, together with her spouse (also an officer and director of JBI), are principal shareholders of JBI. For a description of Property Interests owned, see Item 1. "Business-Existing Investments: Property Interests."


Item 3. Legal Proceedings

     Pursuant to a loan restructuring agreement entered into prior to the Company's acquisition of one of the Loans, the borrower was required to make payments on the loan in a minimum monthly amount plus certain excess cash flow. The borrower was current on minimum payments, but the Company determined that the borrower had not made all required excess cash flow payments. Accordingly, the Company moved to exercise its remedies, which included the right to replace the current manager of the property, an affiliate of the borrower. In November 1998, the borrower sought protection under Chapter 11 of the United States Bankruptcy Code in order to prevent the Company's exercise of this remedy. The borrower has continued to make all minimum monthly payments throughout the term of the bankruptcy proceedings. In March 1999, the Company and the borrower entered into a settlement agreement whereby the borrower and the Company will file a joint plan of reorganization pursuant to which the borrower will relinquish ownership management control of the property. The Company believes that the property has not been managed to its full potential and that this change in management control will increase the Company's return on this investment.


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                    PART II


Item 5. Market for the Company's Common Equity and Related Shareholder Matters


     The Company had approximately 1,345 Common Shareholders as of March 15, 1999. The shares are traded on the American Stock Exchange under the symbol "RAS".


     The following table sets forth the high and low sales prices of the Company's Common Shares, together with quarterly dividend payment information for such period.




                                                                                 Cash
                                                                               Dividends
                 Quarter Ended                        High          Low        Per Share
-----------------------------------------------   -----------   -----------   ----------
   December 31, 1998 ..........................   $ 14.13       $  8.63          $ .51
   September 30, 1998 .........................   $ 19.00       $ 11.00          $ .51
   June 30, 1998 ..............................   $ 19.13       $ 15.25          $ .48
   March 31, 1998 (from inception of trading on
     January 14, 1998) ........................   $ 19.50       $ 15.00          $ .27


For the first quarter of 1999 (through March 15, 1999) the high and low sales prices of the Company's Common Shares as reported by the American Stock Exchange were $13.13 and $10.50.


Item 6. Selected Financial Data


     The following selected financial and operating information of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company, including the notes thereto, included elsewhere herein.




                                                                                   For the period
                                                                                   August 20, 1997
                                                                                 (date of inception)
                                                 As of or for the year ended      through December
                                                     December 31, 1998(1)             31, 1997
                                                -----------------------------   --------------------
                                                    (dollars in thousands except per share data)
Total revenues ..............................             $  17,177                        --
Funds from operations ("FFO"(2)) ............                 9,238                        --
FFO(2) per share-basic ......................                  1.98                        --
FFO(2) per share-diluted ....................                  1.97                        --
Net Income (loss) ...........................                 8,474                    $  (46)
Net Income per share-basic ..................                  1.82                        nm
Net Income per share-diluted ................                  1.81                        nm
Dividends per share .........................                  1.77                        --
Total assets ................................               201,259                     2,192
Indebtedness secured by real estate .........               114,204                        --
Shareholders' equity(deficiency) ............                85,518                       (45)
Shareholders' equity per share ..............                 13.87                        nm

------------
(1)  Operations commenced January 14, 1998.


(2) FFO adjusts net income (including realized gains) for non-cash charges such as real property depreciation and certain amortization expenses.


nm Per share amounts would be based on the pre-offering amount of 100 shares outstanding, and accordingly, would not be comparable to amounts shown after the Company's two public offerings.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company commenced investment operations in January 1998. Its principal business objective is to generate income for distribution to its shareholders from a combination of interest, rents and distributions in respect of rents from financings funded, Loans or Property Interests acquired and other investments. The Company completed two public offerings of its Common Shares during 1998 and utilized these proceeds to build its investment portfolio.


Liquidity and Capital Resources

     Since commencement of investment operations in January 1998, the principal source of the Company's capital resources has been the two offerings of its Common Shares which, after offering costs and underwriting discounts and commissions, resulted in net proceeds to the Company of $86.0 million. Secondarily, the Company has obtained capital resources from the repayment or refinancing of Loans in its portfolio (or principal payments on those Loans), aggregating $38.4 million for the year ended December 31, 1998. The principal use of these funds has been the origination and acquisition of Loans ($120.3 million) and Property Interests (2.4 million).

     The Company also receives funds from interest payments on its Loans and operating income from its Property Interests. As required by the Internal Revenue Code of 1986, the Company utilized these funds (to the extent of not less than 95% of its taxable income) to pay dividends to its shareholders. For the year ended December 31, 1998, the Company had paid dividends of $8.8 million.

     During the last half of 1998, capital market conditions resulted in a reduction in the ability of many companies, and particularly specialized finance companies such as the Company, to obtain financing. These capital market conditions may have affected the Company's ability to obtain Company-level debt and equity capital, which, in turn, may have adversely affected the Company's near-term growth. The Company cannot now predict when these capital market conditions will improve. In response to these conditions, and to enhance both its ability to expand its loan portfolio and to generate income from that portfolio, during 1998 the Company sought to (i) provide shorter- term financing to its borrowers (generally in the form of bridge financing) to increase the turnover of its investments, and (ii) pursue borrower refinancing of the Company's Loans through senior lenders, with the Company retaining junior interests. During 1998, 11 of the Company's Loans were refinanced, resulting in net proceeds to the Company of $38.3 million. The Company retained junior lien interests in these Loans aggregating $19.3 million. The Company has not experienced material difficulties to date in originating shorter-term financings or obtaining senior lien refinancings on acceptable terms. However, there can be no assurance that difficulties will not be encountered in the future, depending upon the development of conditions in the credit markets

     At December 31, 1998, the Company had approximately $5.0 million in funds available for investment. All of such funds were temporarily invested in a money-market account that the Company believed had a high degree of liquidity and safety.

     As of March 15, 1999, $3.9 million of the Company's short term bridge loans have been repaid and it is expected that four additional short-term bridge loans will be repaid by April 1999 which will provide additional funds available for investment in the approximate amount of $6.0 million.


Results of Operations

     The Company had average earning assets for the year ended December 31, 1998 of $68.3, including $22.0 million of average earning assets invested in a money-market account. The money market account generally has an interest rate that is substantially below interest rates the Company seeks in providing financing, and the rates of return the Company seeks in originating and acquiring Loans and Property Interests.

     The Company's primary source of income for the year ended December 31, 1998 was interest income from its earning assets, of which $10.5 million was derived from financings and $928,000 from the money market account. The yield on average earning assets was 20.4% for the period, while the yield on average earning money market account assets was 5.2%. The Company also derived $4.6 million from rents from its property interests and approximately $153,000 of miscellaneous income. Included in interest income is approximately $5,000 of amortization of original issue discount with respect to one financing, and $250,000 of accretion of loan discount relating to eight loans the Company acquired at a discount to the appraised value of the underlying properties. In addition, the Company recognized a gain on the sale of a loan participation in the amount of $940,000. During 1997 (the year the Company was formed), the Company engaged in organizational activities, including preparation for its initial public offering, and consequently had no revenues.

     14 of the Company's Loans are subject to forbearance agreements or other contractual restructurings. These agreements were in place prior to the Company's acquisition. During the year ending December 31, 1998, all payments under the agreements were timely made and all borrowers (except one-See Part I, Item 3. "Legal Proceedings") were otherwise in full compliance with the terms of the agreements. The remaining eleven loans in the Company's portfolio are performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of December 31, 1998.

     During the year ended December 31, 1998, the Company incurred expenses of $8.8 million, consisting primarily of $4.3 million of interest expense, $2.3 million in operating expenses relating to its Property Interests, $1.1 million of general and administrative expenses and $796,000 of depreciation and amortization. Interest expense relates to interest payments made on senior indebtedness encumbering properties underlying the Company's investments in wraparound Loans and properties owned by the Company. The Company anticipates that interest expense will increase in 1999 to reflect increases in the size of the Company's wraparound loan portfolio. During 1998 the Company initiated a reserve for loan losses of $226,000. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with its policy, the Company will analyze the adequacy of this reserve on an annual basis. During 1997, the Company had no operations, and its sponsor, RAI, paid for approximately $1.6 million of its expenses which was recorded as "Reimbursement due Affiliate". The Company reimbursed RAI for these expenses from the proceeds of its initial public offering in January 1998.


Computer Systems and Year 2000 Issue


     The "Year 2000 issue" is the result of computer programs being written using two digits, rather than four digits, to identify the year in a date field. Any computer programs using such a system, and which have date sensitive software, will not be able to distinguish between the year 2000 and the year 1900. This could result in miscalculations or an inability to process transactions, send invoices or engage in similar normal business activities, which could cause a disruption of business operations. The Company has completed the process of evaluating Year 2000 compliance of both its information technology and non-information technology systems (collectively, the "Systems"). Based upon that assessment, the Company has determined that it has in place Year 2000 capable Systems for all internal operations.


     As a newly organized business that purchased its Systems during 1998, all of the Systems that were acquired were certified as Year 2000 compliant. Consequently, the Company did not incur remediation costs above the cost of the equipment and software.


     The Company has initiated communications with all of its significant business partners through a Vendor Readiness Survey to determine their Year 2000 compliance. Responses are evaluated as they are received to determine if additional action is required to ensure compliance of the business partner. As of December 31, 1998, all of the Company's principal business partners have advised the Company that they are Year 2000 compliant or have initiated programs that will render them Year 2000 compliant in a timely fashion.


     As a result of its internal assessment and survey of its business partners, the Company currently does not believe that Year 2000 matters will have a material impact on its business, financial condition or results of operations. To the extent that any of its business partners are materially affected by Year 2000 problems, the Company intends to seek alternative firms providing the same services that are Year 2000 compliant. In view of the responses from its current business partners, the Company will identify alternative firms on an as-needed basis. There can be no assurance, however, that the Company would be able to make appropriate arrangements should the need arise and, accordingly, it is uncertain whether or to what extent the Company may be affected if problems with its business partners arise.

     The Company is aware of the potential for claims against it and other companies for damages for products and services that were not Year 2000 compliant. Since the Company is neither a hardware manufacturer nor a software developer, the Company believes that it does not have significant exposure to liability for such claims.


Item 7A Quantitative and Qualitative Disclosures About Market Risk

     The following table sets forth certain information regarding the cash held in a money market account, Loans held in the Company's portfolio and long term debt underlying the Company's Loans and Property Interests as of December 31, 1998. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 1999 through 2003 and separately aggregates the information for all maturities arising after 2003.


     Interest Bearing Assets and Liabilities, Aggregated by Maturity Date
                            As of December 31, 1998




                                          1999             2000            2001            2002
                                    ----------------  -------------  ---------------  --------------
Interest Bearing Assets:
Money market accounts ............    $  5,011,666             --               --               --
First mortgages and senior
 loan participations .............       1,023,715      $ 282,453      $ 2,905,477     $    358,639
Average interest rate ............            12.0%          12.0%            14.0%            12.0%
Mezzanine (including
 wraparound) loans ...............              --             --               --       19,387,979
Average interest rate ............              --             --               --             11.4%
Bridge loans .....................       9,881,200             --               --               --
Average interest rate ............            10.2%            --               --               --
Interest Bearing Liabilities:
Senior Indebtedness
Secured by real estate
 underlying the Company's
 wraparound loans ................         612,547        664,179          719,769          780,113
Average interest rate ............             7.9%           7.9%             7.9%             8.0%
Long term debt secured by real
 estate owned ....................         443,083        474,922          508,049          545,628
Average interest rate ............             6.9%           6.9%             6.9%             6.9%



                                                                                           Fair Market
                                          2003           Thereafter          Total            Value
                                    ----------------  ---------------  ----------------  --------------
Interest Bearing Assets:
Money market accounts ............              --               --      $  5,011,666     $  5,011,666
First mortgages and senior
 loan participations .............    $ 23,881,564     $  6,660,147      $ 35,111,995     $ 36,125,331
Average interest rate ............            11.6%            10.6%             11.6%
Mezzanine (including
 wraparound) loans ...............              --       61,946,722      $ 81,334,701     $ 81,575,302
Average interest rate ............              --             11.0%             11.1%
Bridge loans .....................              --               --      $  9,881,200     $  9,881,200
Average interest rate ............              --               --              10.2%
Interest Bearing Liabilities:
Senior Indebtedness
Secured by real estate
 underlying the Company's
 wraparound loans ................      12,295,543       31,863,881      $ 46,936,032     $ 45,937,238
Average interest rate ............             9.1%             7.1%              7.7%
Long term debt secured by real
 estate owned ....................         584,837       64,710,406      $ 67,267,925     $ 59,333,809
Average interest rate ............             6.9%             8.5%              8.4%

Market Risk

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company's primary market risk exposure is to changes in interest rates, which can affect the value of the Company's investments, and the rates at which it reinvests funds it obtains from loan repayments. As interest rates increase, although the interest rates the Company obtains from reinvested funds will generally increase, the value of its existing loans at fixed rates will generally tend to decrease. This relationship between interest rate and value may be diminished or not applicable to those of the Company's Loans (principally Loans acquired at a discount) that (while normally at fixed rates of interest) have a substantial amount of interest outstanding and are payable to the extent of a property's cash flow.

Item 8. Financial Statements


Resource Asset Investment Trust
Index to Financial Statements




                                                                                               Page
                                                                                             --------
Report of Independent Certified Public Accountants .......................................       17
Consolidated Balance Sheets at December 31, 1998 and 1997 ................................       18
Consolidated Statements of Operations for the year ended December 31,1998 and for the period
from August 20, 1997 (date of inception) through December 31, 1997 .......................       19
Consolidated Statements of Changes in Shareholders' Equity (Deficiency) for the year ended
December 31, 1998 and for the period from August 20, 1997 (date of inception) through
December 31, 1997 ........................................................................       20
Consolidated Statements of Cash Flows for the year ended December 31, 1998 and for the period
from August 20, 1997 (date of inception) through December 31, 1997 .......................       21
Notes to Consolidated Financial Statements ...............................................    22-31
Schedule IV -- Mortgage Loans on Real Estate
All other schedules are not applicable or are omitted since either (i) the required information is not
material or (ii) the information required is included in the consolidated financial statements and
notes thereto ............................................................................       32

                          [Grant Thornton Letterhead]



               Report of Independent Certified Public Accountants



Board of Trustees
Resource Asset Investment Trust


     We have audited the accompanying consolidated balance sheets of Resource Asset Investment Trust and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1998 and for the period from August 20, 1997 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource Asset Investment Trust and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998 and for the period from August 20, 1997 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.

     We have also audited Schedule IV as of December 31, 1998. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ Grant Thornton LLP


Philadelphia, Pennsylvania
January 25, 1999

                        RESOURCE ASSET INVESTMENT TRUST
                               and Subsidiaries
                          Consolidated Balance Sheets




                                                                                       December 31,
                                                                                   1998              1997
                                                                             ----------------   --------------
                               ASSETS
 Cash and cash equivalents ...............................................    $   5,011,666      $        --
 Accrued interest receivable .............................................        1,057,919               --
 Investments in real estate loans, net ...................................      126,273,069               --
 Investments in real estate, net .........................................       68,244,109               --
 Furniture, fixtures and equipment, net ..................................          108,885            8,766
 Prepaid expenses and other assets .......................................          563,443        2,183,698
                                                                              -------------      -----------
  Total Assets ...........................................................    $ 201,259,091      $ 2,192,464
                                                                              =============      ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Liabilities
 Accounts payable and accrued liabilities ................................          166,067      $   657,751
 Accrued interest payable ................................................          674,047               --
 Deferred interest payable ...............................................          115,568               --
 Tenant security deposits ................................................          144,830               --
 Borrowers' escrows ......................................................          418,402               --
 Reimbursements due to affiliate .........................................               --        1,579,330
 Senior indebtedness secured by real estate underlying
   the Company's wraparound loans ........................................       46,936,032               --
 Long term debt secured by real estate owned .............................       67,267,925               --
                                                                              -------------      -----------
  Total Liabilities ......................................................      115,722,871        2,237,081

Minority interest ........................................................           17,761
Shareholders' Equity (Deficiency)
 Preferred Shares, $.01 par value; 25,000,000 authorized shares ..........               --               --
 Common Shares, $.01 par value; 200,000,000 authorized shares;
   issued and outstanding, 6,165,334 and 100 shares, respectively ........           61,654                1
 Additional paid-in-capital ..............................................       85,817,332              999
 Accumulated deficit .....................................................         (360,527)         (45,617)
                                                                              -------------      -----------
  Total Shareholders' Equity (Deficiency) ................................       85,518,459          (44,617)
                                                                              -------------      -----------
Total Liabilities and Shareholders' Equity (Deficiency) ..................    $ 201,259,091      $ 2,192,464
                                                                              =============      ===========

The accompanying notes are an integral part of these consolidated financial statements

                        RESOURCE ASSET INVESTMENT TRUST
                               and Subsidiaries
                     Consolidated Statements of Operations




                                                                                          For the period
                                                                                       August 20,1997 (date
                                                                For the Year Ended     of inception) through
                                                                 December 31,1998        December 31, 1997
                                                               --------------------   ----------------------
                       REVENUES
Mortgage interest income ...................................       $ 10,544,689             $      --
Rental income ..............................................          4,609,534                    --
Fee income and other .......................................            153,440                    --
Investment income ..........................................            928,448                    --
Gain on sale of loan participation .........................            940,448                    --
                                                                   ------------             ---------
 Total Revenues ............................................         17,176,559                    --
                   COSTS AND EXPENSES
Interest ...................................................          4,309,248                    --
Property operating expenses ................................          2,348,386                    --
General and administrative .................................          1,098,320                    --
Depreciation and amortization ..............................            795,577                    --
Provision for loan losses ..................................            226,157                    --
Start-up costs .............................................                 --                45,617
                                                                   ------------             ---------
 Total Costs and Expenses ..................................          8,777,688                45,617
                                                                   ------------             ---------
Net Income (loss) before minority interest .................          8,398,871               (45,617)
Minority interest ..........................................             74,935                    --
                                                                   ------------
Net Income (loss) ..........................................       $  8,473,806             $ (45,617)
                                                                   ============             =========
Net Income per common share-basic ..........................       $       1.82                 nm
                                                                   ============             =========
Weighted average common shares outstanding-basic ...........          4,655,633                   100
                                                                   ============             =========
Net Income per common share-diluted ........................       $       1.81                 nm
                                                                   ============             =========
Weighted average common shares outstanding-diluted .........          4,685,229                   100
                                                                   ============             =========

nm Per share amounts would be based on the pre-offering amount of 100 shares outstanding, and accordingly, would not be comparable to amounts shown after the Company's two public offerings


















The accompanying notes are an integral part of these consolidated financial statements

                        RESOURCE ASSET INVESTMENT TRUST
                               and Subsidiaries
    Consolidated Statements of Changes in Shareholder's Equity (Deficiency)
                   For the Year Ended December 31, 1998 and
 For the Period from August 20, 1997 (Date of Inception) to December 31, 1997




                                                                        Additional                               Total
                                           Preferred       Common         Paid-in        Accumulated         Shareholder's
                                             Stock         Stock          Capital          Deficit        Equity/(Deficiency)
                                          -----------   -----------   --------------   ---------------   --------------------
Balance, August 20, 1997 ..............      $  --       $     --      $        --      $         --         $         --
Issuance of Common Shares .............         --              1              999                --                1,000
Net loss for the period ended .........         --             --               --           (45,617)             (45,617)
                                             -----       --------      -----------      ------------         ------------
Balance, December 31, 1997 ............         --       $      1      $       999      $    (45,617)        $    (44,617)
                                             -----       --------      -----------      ------------         ------------
Issuance of Common Shares, net of
 expenses .............................         --         61,653       85,816,333                --           85,877,986
Net income for the year ended
 December 31, 1998 ....................         --             --               --         8,473,806            8,473,806
Cash dividends ........................         --             --               --        (8,788,716)          (8,788,716)
                                             -----       --------      -----------      ------------         ------------
Balance, December 31, 1998 ............      $  --       $ 61,654      $85,817,332      $   (360,527)        $ 85,518,459
                                             =====       ========      ===========      ============         ============

The accompanying notes are an integral part of these consolidated financial statements

                        RESOURCE ASSET INVESTMENT TRUST
                               and Subsidiaries
                     Consolidated Statements of Cash Flows




                                                                                               For the period
                                                                                               August 20, 1997
                                                                                             (date of inception)
                                                                      For the Year Ended           Through
                                                                       December 31, 1998      December 31, 1997
                                                                     --------------------   --------------------
Cash flows from operating activities
 Net Income (loss) ...............................................      $   8,473,806           $    (45,617)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities
   Gain on sale of loan participation ............................           (940,448)                    --
   Minority interest .............................................            (74,935)                    --
   Depreciation and amortization .................................            795,577                     --
   Provision for potential loan losses ...........................            226,157                     --
   Amortization of original issue discount .......................             (5,001)                    --
   Accretion of loan discount ....................................           (249,696)                    --
   Increase in accrued interest receivable .......................         (1,057,919)                    --
   Increase in prepaid expenses and other assets .................           (512,340)            (2,105,642)
   Increase in accounts payable and accrued liabilities ..........             33,544                657,751
   Increase in accrued interest payable ..........................            674,047                     --
   Increase in deferred interest payable .........................            115,568                     --
   Increase in tenant security deposits ..........................            144,830                     --
   Increase in borrowers' escrows ................................            418,402                     --
   Increase in reimbursement due affiliate .......................                 --              1,579,330
                                                                        -------------           ------------
    Net cash provided by operating activities ....................          8,041,592                 85,822
                                                                        -------------           ------------
Cash flows from investing activities
 Purchase of furniture, fixtures and equipment ...................           (117,712)                (8,766)
 Real estate loans purchased .....................................        (79,461,384)                    --
 Real estate loans originated ....................................        (40,986,200)                    --
 Proceeds from sale of loan participation ........................          4,000,000                     --
 Principal repayments from real estate loans .....................         38,412,212                     --
 Purchase of real estate .........................................         (2,406,220)                    --
 Other ...........................................................             92,698                (78,056)
                                                                        -------------           ------------
    Net cash used in investing activities ........................        (80,466,606)               (86,822)
                                                                        -------------           ------------
Cash flows from financing activities
 Issuance of common stock, net ...................................         85,877,986                  1,000
 Proceeds of long-term debt ......................................          1,100,000                     --
 Payment of dividends ............................................         (8,788,716)                    --
 Principal repayments on senior indebtedness .....................           (335,780)                    --
 Principal repayments on long-term debt ..........................           (416,810)                    --
                                                                        -------------           ------------
    Net cash provided by financing activities ....................         77,436,680                  1,000
                                                                        -------------           ------------
Net change in cash and cash equivalents ..........................          5,011,666                     --
                                                                        -------------           ------------
Cash and cash equivalents, beginning of period ...................                 --                     --
                                                                        -------------           ------------
Cash and cash equivalents, end of period .........................      $   5,011,666           $         --
                                                                        =============           ============

NOTE 1 -- FORMATION AND BUSINESS ACTIVITY

     Resource Asset Investment Trust ("RAIT"), together with its wholly-owned subsidiaries, RAIT Partnership, L.P. (the "Operating Partnership"), RAIT General, Inc. (the "General Partner"), the General Partner of the Operating Partnership, and RAIT Limited, Inc. (the "Initial Limited Partner"), the Initial Limited Partner of the Operating Partnership, (the "Company") were each formed in August 1997. RAIT, the General Partner and the Initial Limited Partner were organized in Maryland, and the Operating Partnership was organized as a Delaware limited partnership. The Company was initially capitalized through the sale of 100 common shares for $1,000.

     The General Partner and the Initial Limited Partner capitalized the Operating Partnership by contributing to it the proceeds of the public offering of the Company's Common Shares (See Note 9 -- Transactions With Affiliates) The General Partner owns a 1% general partnership interest, and the Initial Limited Partner owns a 99% limited partnership interest in the Operating Partnership.

     The Company's principal business activity is to provide or acquire loans (or participation interests in such loans) secured by mortgages on commercial real property or similar instruments in situations that, generally, do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. The Company emphasizes subordinated (or "mezzanine") financing, including wraparound financing, with principal amounts generally between $1.0 million and $10.0 million. The Company also provides short-term bridge financing to a borrower in excess of the targeted size range where the borrower has committed to obtain take-out financing (or the Company believes that it can arrange such financing) to reduce the Company's investment to an amount within the targeted size range. The Company also acquires real properties, or interests therein. The Operating Partnership undertakes the business of the Company, including the origination and acquisition of financing and the acquisition of property interests.

     The Company principally competes with banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, investment bankers, and other public or private real estate investment trusts for origination or acquisition of real estate loans.

     The Company emphasizes financing with respect to properties located in metropolitan areas of the United States, and has identified certain areas in which it may concentrate its investments, particularly the Philadelphia, Pennsylvania metropolitan area (18 of the 25 loans as of December 31, 1998 relate to properties located in this area) and in the Baltimore/Washington, D.C. corridor (4 of the 25 loans as of December 31, 1998 relate to properties located in this area.)


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Financial Statement Presentation

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

     The principal estimate that is particularly susceptible to significant change in the near term relates to the provision for loan losses. The evaluation of the adequacy of the provision for loan losses includes an analysis of the individual investment in real estate loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, and current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

     In 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income". The statement establishes new standards for reporting comprehensive income, which includes net income, as well as other items that result in a change to equity during the period. As of December 31, 1998, the Company did not have any components of other comprehensive income to be disclosed.

     In 1998 the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about the Company's operating segments. Under current conditions, the Company is reporting one segment.


Investment in Real Estate Loans

     Investment in real estate loans consists of loans that are originated at par or acquired at face value ("Par Loans") and certain mortgage loans, for which the borrower is not current as to original contractual principal and interest payments, that are acquired at a discount from both the face value of the loan and the appraised value of the property underlying the loan ("Discounted Loans"). For Discounted Loans, the difference between the Company's cost basis in the loan and the sum of projected cash flows from, and the appraised value of, the underlying property (up to the amount of the loan) is accreted into interest income over the estimated life of the loan using a method which approximates the level interest method. Projected cash flows and appraised values of the property are reviewed on a regular basis and changes to the projected amounts reduce or increase the amounts accreted into interest income over the remaining life of the loan.

     Par Loans are originated or purchased at face value and are stated at amortized cost, less any provision for loan losses, because the Company has the ability and the intent to hold them for the foreseeable future or until maturity or payoff. Interest income is accrued as it is earned. In some instances, the borrower pays additional interest ("points") at the time the loan is closed. The points are recognized over the term of the loan to which it relates. The Company will place loans on non- accrual status after being delinquent greater than 89 days, or earlier if the borrower is deemed by management to be unable to continue performance. When a loan is placed on non-accrual status, interest accrued but not received is reversed. While a loan is on non-accrual status, interest is recognized only as cash is received. Loans are returned to accrual status only when the loan is reinstated and ultimate collectibility of future interest is no longer in doubt (none of the Company's loans is on non-accrual status). Gains and losses on disposal of such assets are computed on a specific identification basis.

     Management's periodic evaluation of the adequacy of the provision for loan losses is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions and trends. Such estimates are susceptible to change, and actual losses on specific loans may vary from estimated losses. The provision for loan losses will be increased by charges to income and decreased by charge-offs (net of recoveries).

     The Company accounts for the impairment of loans under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, " as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan: Income Recognition and Disclosures." These statements require that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

     The Company accounts for its transfers of financial assets under SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125". This standard provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishments of liabilities. Adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.


Investment in Real Estate

     Investment in real estate is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over an estimated useful life of 39.5 years. The Company reviews its investment in real estate for impairment as defined in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Borrowers' Escrows

     Borrowers' Escrows represents borrower's funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events.


Depreciation and Amortization

     Furniture, fixtures and equipment are carried at cost less accumulated depreciation. Furniture and equipment are depreciated using the straight-line method over an estimated useful life of five years. Leasehold improvements are amortized using the straight-line method over the life of the related lease.

     Organizational costs are being amortized over a five-year period. Loan costs incurred relating to acquisition and origination of loans are amortized over the lives of the related loans. In April 1998, The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position "SOP" 98-5, "Reporting on Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, as defined, including organization costs, be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. Upon adoption, the application of this statement is reported as the cumulative effect of a change in accounting principle.


Stock Option Plans

     The Company accounts for its stock option grants under the provisions of FASB No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value- based method of accounting defined in SFAS No. 123 had been applied. The Company accounts for its stock options under APB Opinion No. 25.


Federal Income Taxes

     The Company qualifies and has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1998. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its annual taxable income.


Earnings per Share

     The Company adopted the provisions of SFAS No. 128, "Earnings per Share", in 1998. This statement eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share ("EPS") in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted onto common stock. EPS is computed based on the weighted average number of shares of common stock outstanding.


Consolidated Statement of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid for interest was $ 3.5 million for the year ended December 31, 1998. Senior indebtedness incurred in conjunction with the acquisition and origination of real estate loans was $ 49.7 million. Long-term debt incurred in conjunction with the acquisition of an investment in real estate was $66.5 million.

NOTE 3 -- INVESTMENTS IN REAL ESTATE LOANS

     The Company's portfolio of investments in real estate loans consisted of the following at December 31, 1998:



Long-term first mortgages and senior loan participations ................    $  35,111,995
Mezzanine (including wraparound) loans ..................................       81,334,701
Short term bridge loans .................................................        9,881,200
Loan costs ..............................................................          171,330
Less: Provision for loan losses .........................................         (226,157)
                                                                             -------------
 Investments in real estate loans .......................................      126,273,069
                                                                             -------------
Less: Senior indebtedness secured by real estate underlying the Company's
 wraparound loans .......................................................      (46,936,032)
                                                                             -------------
 Net investments in real estate loans ...................................    $  79,165,707
                                                                             =============


     The following is a summary description of the assets contained in the Company's portfolio of investments in real estate loans:




                                                                  Average
                                                     Number      Loan-to-       Yield          Range of
Type of Loan                                        of Loans       Value        Range         Maturities
------------------------------------------------   ----------   ----------   ----------   -----------------
Long-term first mortgages and senior loan
 participations ................................        9          49%           9-16%     9/2/99-7/31/21
Mezzanine (including wraparound) loans .........       11          78%          11-30%    1/1/02-11/30/08
Short term bridge loans ........................        5          75%          10-23%     1/31/99-3/1/99

     Approximately $ 77.6 million of the loans are secured by multi-family residential properties and $48.7 million are secured by commercial properties.

     As of December 31, 1998, 14 of the loans are subject to forbearance agreements or other contractual restructurings. These agreements were in place prior to the Company's acquisition of the loans. During the year ending December 31, 1998, all payments under the agreements were timely made and all borrowers (except one, see below) were otherwise in full compliance with the terms of the agreements. The remaining 11 loans in the Company's portfolio are performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of December 31, 1998

     Pursuant to a loan restructuring agreement entered into prior to the Company's acquisition of one of the loans, the borrower was required to make payments on the loan in a minimum monthly amount plus certain excess cash flow. The borrower was current on minimum payments, but the Company determined that the borrower had not made all required excess cash flow payments. Accordingly, the Company moved to exercise its remedies, which included the right to replace the current manager of the property, an affiliate of the borrower. In November 1998, the borrower sought protection under Chapter 11 of the United States Bankruptcy Code in order to prevent the Company's exercise of this remedy. The borrower has continued to make all minimum monthly payments throughout the term of the bankruptcy proceedings. In March 1999, the Company and the borrower entered into a settlement agreement whereby the borrower and the Company will file a joint plan of reorganization pursuant to which the borrower will relinquish ownership management control of the property. The Company believes that the property has not been managed to its full potential and that this change in management control will increase the Company's return on this investment.

     As of December 31, 1998, senior indebtedness secured by real estate underlying the Company's wraparound loans consists of the following:



Loan payable, secured by real estate, monthly installments of $13,789, including
 interest at 7.08%, due December 1, 2008 .........................................    $  1,937,000
Loan payable, secured by real estate, monthly installments of $17,051, including
 interest at 6.83%, due December 1, 2008 .........................................       2,450,000
Loan payable, secured by real estate, monthly installments of $10,070, including
 interest at 6.83%, due December 1, 2008 .........................................       1,540,000
Loan payable, secured by real estate, monthly installments of $116,964, including
 interest at 9%, due March 1, 2003 ...............................................      12,813,559
Loan payable, secured by real estate, monthly installments of $80,427, including
 interest at 6.95%, due July 1, 2008 .............................................      12,099,125
Loan payable, secured by real estate, monthly installments of $28,090, including
 interest at 6.82%, due 11/1/08 ..................................................       4,296,348
Loan payable, secured by real estate, monthly installments of $72,005, including
 interest at 7.55%, due 12/1/08 ..................................................      10,000,000
Loan payable, secured by real estate, monthly installments of interest only at 10%
 until July, 1999 at which time amortization on a 20-year schedule, including
 interest at 10%, begins .........................................................       1,800,000
                                                                                      ------------
                                                                                      $ 46,936,032
                                                                                      ============

     As of December 31, 1998 the senior indebtedness secured by real estate underlying the Company's wraparound loans maturing over the next five years, and the aggregate indebtedness maturing thereafter is as follows:



  1999 ....................    $    612,547
  2000 ....................         664,179
  2001 ....................         719,769
  2002 ....................         780,113
  2003 ....................      12,295,543
  Thereafter ..............      31,863,881
                               ------------
                               $ 46,936,032
                               ============


NOTE 4 -- INVESTMENT IN REAL ESTATE

     Investment in real estate is comprised of the following at December 31, 1998:



       Land .....................................     $  5,159,710
       Office building and improvements .........       63,826,492
       Less: Accumulated depreciation ...........         (742,093)
                                                      ------------
        Investment in real estate, net ..........     $ 68,244,109
                                                      ============


     Included in office building and improvements are escrow balances totaling $1.7 million at December 31, 1998 which represent escrows for real estate taxes, insurance premiums, repair and replacement, tenant improvements and leasing commissions reserves.

     As of December 31, 1998, long term debt secured by the Company's above-referenced real estate investments consists of the following:



Loan payable, secured by real estate, monthly installments of $8,008, including
 interest at 7.33%, due August 1, 2008 ................................................    $  1,094,799
Loan payable, secured by real estate, monthly installments of $288,314, including
 interest at 6.85%, due August 1, 2008 ................................................      43,867,057
Loan payable, secured by real estate, monthly payments of interest only at 10%, due
 August 1, 2008 .......................................................................       4,430,910
Loan payable, secured by partnership interests, monthly payments of interest only at 8.19%, additional interest of 3.81% is deferred and payable from net cash flow, due
 September 1, 2008 ....................................................................      17,875,159
                                                                                           ------------
                                                                                           $ 67,267,925
                                                                                           ============

     As of December 31, 1998 the amount of long-term debt secured by the Company's above- referenced real estate investments which matures over the next five years, and the aggregate indebtedness maturing thereafter, is as follows:



  1999 ....................    $    443,083
  2000 ....................         474,922
  2001 ....................         509,049
  2002 ....................         545,628
  2003 ....................         584,836
  Thereafter ..............      64,710,407
                               ------------
                               $ 67,267,925
                               ============


     Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's real estate investments for the year ended December 31, 1998 was $742,000.

     The Company leases space in the buildings it owns to several tenants. Approximate future minimum lease payments under noncancellable leasing arrangements as of December 31, 1998 are as follows:



       1999 .................................    $  9,205,000
       2000 .................................       9,123,000
       2001 .................................       9,063,000
       2002 .................................       7,922,000
       2003 .................................       7,684,000
       Thereafter ...........................      37,129,000
                                                 ------------
       Total minimum lease payments .........    $ 80,126,000
                                                 ============

NOTE 5 -- SHAREHOLDERS' EQUITY

     The Company filed a registration statement with respect to the public offering and sale of 2,833,334 Common Shares that became effective January 8, 1998. The public offering closed on January 14, 1998. In addition to the public offering, Resource America, Inc. ("RAI") purchased 500,000 Common Shares, as sponsor of the Company. The initial public offering price of the Common Shares was $15.00. The net proceeds received by the Company in connection with the public offering were approximately $44.0 million. Total offering costs approximated $5.3 million, including underwriting discounts.

     The Company issued warrants to purchase 141,667 Common Shares to the underwriters at an exercise price of $15.00, the initial offering price. The warrants are exercisable for a period of four years commencing on January 14, 1999.

     The Company filed a second registration statement with respect to the public offering and sale of 2,800,000 Common Shares that became effective June 23, 1998. The public offering closed on June 29, 1998. The offering price of the Common Shares was $15.75. The net proceeds received by the Company in connection with the public offering were approximately $42.0 million. Total offering costs approximated $2.3 million, including underwriting discounts.

     On July 24, 1998, the underwriters exercised their over-allotment option to purchase, at the initial offering price less underwriting discounts and commissions, 31,900 Common Shares. The net proceeds received by the Company in connection with the exercise of the over-allotment option were approximately $475,000.

NOTE 6 -- EARNINGS PER SHARE

     The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                                                 Year ended December 31, 1998
                                                         --------------------------------------------
                                                             Income           Shares        Per share
                                                          (numerator)     (denominator)      Amount
                                                         -------------   ---------------   ----------
Basic earnings per share
 Net income available to common shareholders .........    $ 8,473,806       4,655,633      $  1.82
Effect of dilutive securities
 Options .............................................             --          29,208      ( 0.01)
 Warrants ............................................             --           1,403          --
                                                          -----------       ---------      -------
Diluted earnings per share
 Net income available to common shareholders
   Plus assumed conversions ..........................    $ 8,473,806       4,686,244      $  1.81
                                                          ===========       =========      =======

NOTE 7 -- OPTION PLAN

     The Company has adopted a qualified share option plan (the "Option Plan"). The maximum aggregate number of Common Shares that may be issued pursuant to options granted under the Option Plan is 450,000. The purpose of the Option Plan is to provide a means of performance-based incentive compensation for the Company's key employees.

     The Company has granted to certain of its officers options to acquire an aggregate of 385,000 Common Shares at an exercise price of $15.00 per share. The options are not exercisable immediately; rather, 25% of each option becomes exercisable on each January 14 during the period 1999 through 2002. The options will terminate on January 14, 2008. The Company has also granted to its Trustees who are not executive officers options to acquire an aggregate of 2,500 Common Shares under substantially the same terms, except that the options were immediately exercisable.

     The Company issued to the underwriters of the public offering warrants to purchase up to 141,667 Common Shares at an exercise price of $15.00 per share. See Note 5 -- Shareholders' Equity.

     On October 9, 1998, the Company granted to certain of its officers options to acquire an aggregate of 62,500 Common Shares at an exercise price of $9.00 per share (fair value on date of grant). The options are not exercisable immediately; rather, 25% of each option becomes exercisable on each October 9 during the period 1999 through 2002. The options will terminate on October 9, 2002.

     Had compensation cost for the Option Plan been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.



                                                                     December 31,
                                                                         1998
                                                                   ----------------
Net income .....................................   As reported       $  8,474,000
                                                   Pro forma         $  8,057,000
Net income per common share -- basic ...........   As reported       $       1.82
                                                   Pro forma         $       1.73
Net income per common share -- diluted .........   As reported       $       1.81
                                                   Pro forma         $       1.73

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1998: dividend yield of 11.5%; expected volatility of 55%; risk-free interest rate of 5.29%; and expected lives of five years.

                                                                                     1998
                                                                           -------------------------
                                                                                          Weighted
                                                                                           Average
                                                                                          Exercise
                                                                             Shares         Price
                                                                           ----------   ------------
Outstanding, January 1, 1998 ...........................................         --
Granted ................................................................    450,000     $  14.17
Exercised ..............................................................         --
Terminated .............................................................         --
                                                                            -------
Outstanding, December 31, 1998 .........................................    450,000     $  14.17
                                                                            =======
Options exercisable at December 31, 1998 ...............................         --
                                                                            =======
Weighted average fair value of options granted during the year .........                $   4.14
                                                                                        ========

                             Options Outstanding
                    -------------------------------------
                         Number
                     Outstanding at     Weighted Average       Weighted-
     Range of         December 31,          Remaining           Average
 Exercise Prices          1998          Contractual Life     Exercise Price
-----------------   ----------------   ------------------   ---------------
$    9.00                 62,500          9.78 years        $   9.00
$   15.00                387,500          9.04 years        $  15.00
                         -------
                         450,000
                         =======


NOTE 8 -- COMMITMENTS

Lease Obligations

     The Company sub-leases office space under an operating lease with JeffBanks, Inc. at an annual rental of $24,000 plus an allocation of building operating expenses. The sub-lease expires May 14, 2008 and contains two five-year renewal options. Rental expense was $22,000 for the year ended December 31, 1998.

Employment Agreements

     The Company has entered into automatically renewing, one-year employment agreements with its Chairman and Chief Executive Officer and the President and Chief Operating Officer. Compensation under these agreements is $250,000 and $150,000 per year, respectively (subject to increases which may be approved by the Board of Trustees), and includes the grant of options to purchase 225,000 Common Shares and 75,000 Common Shares, respectively. In the event of termination other than for cause, the contracted employee will receive a lump sum benefit equal to "average compensation" which is defined as the average compensation in the three most highly compensated years during the previous five years. In addition, upon termination, all options to acquire Common Shares vest on the later of the effective date of termination or six months after the options were granted.

Indemnifications

     The Company has indemnified the senior lender in three loans underlying the Company's wraparound loans from and against those items for which the senior lender customarily has recourse against the owner of the property limited to fraud, misappropriation of rents, environmental obligations and other similar matters. The Company received substantially all of the proceeds from these loans.

NOTE 9 -- TRANSACTIONS WITH AFFILIATES

     In connection with the public offering, RAI acquired 15% of the Company's outstanding Common Shares. The Chairman and Chief Executive Officer of the Company is the spouse of the Chairman and Chief Executive Officer of RAI and a parent of the President of RAI. A trustee of the Company is their son, who is also employed by RAI. RAI advanced approximately $1.6 million to the Company for organization, start-up and offering expenses. Simultaneously with the closing of the public offering, the Company purchased certain investments (the "Initial Investments") from RAI as described below. The Company anticipates that it will purchase additional investments from RAI subject to a maximum limit of 30% of the Company's investments, excluding the Initial Investments. The Company may also from time to time retain RAI to perform due diligence investigations on properties underlying proposed investments (except investments acquired from RAI).

     The 12 Initial Investments were acquired from RAI at Closing at an aggregate investment of approximately $18.1 million together with certain senior debt relating to four of the Initial Investments from third parties at a cost of approximately $2.5 million. Two of the Initial Investments were originated by the Company and were purchased from RAI at cost. Eight of the Initial Investments were acquired at a discount to the outstanding balance due from the borrower on the loan and to the appraised value of the underlying property.

     The Company has engaged in the following transactions with RAI subsequent to the purchase of the Initial Investments:

     The Company purchased senior lien interests in three loans from RAI at an aggregate purchase price of $18.0 million.

     The Company and RAI jointly acquired a loan at a purchase price of $85.5 million, $10.0 million of which was contributed by the Company. The Company's interest is subordinate to the $69.5 million interest of an unaffiliated party, but senior to RAI's interest.

     The Company and RAI jointly acquired a loan at a purchase price of $17.3 million, $4.0 million of which was contributed by the Company. The Company's interest is senior to RAI's interest and subordinate to the $12.2 million interest of an unaffiliated party.

     The Company purchased an 89% interest in OSEB Associates, L.P. ("OSEB"), which owns a property in Philadelphia, PA, for $750,000. The property is subject to a loan payable to RAI, existing at the time of the Company's acquisition of its interest, of approximately $65.0 million. The loan bore interest at 10%. OSEB obtained senior financing from an unaffiliated party in the amount of $44.0 million to reduce the loan to approximately $22.9 million and to restructure it into two loans, one with an original principal balance of $18.4 million ($17.9 million at December 31, 1998) and the other with an original principal balance of $4.5 million ($4.4 million at December 31, 1998), both of which are subordinate to the senior financing.

     The Company purchased a $5.8 million lien interest from RAI, which includes a $1.8 million senior lien interest of an unaffiliated party.

     The Company sold a $4.0 million junior lien interest to RAI and recognized a gain on sale of $940,000.

     The Company anticipates that it will purchase and sell additional loans and lien interests in loans to and from RAI, and participate with it in other transactions.

     Brandywine Construction & Management, Inc. ("Brandywine"), an affiliate of RAI, provides real estate management services to one property owned by the Company and14 properties underlying the Company's investments. Management fees in the amount of $58,000 were paid to Brandywine for the year ended December 31, 1998 relating to the property owned by the Company.

     The Company places its temporary excess cash in short-term money market instruments with JeffBanks, Inc. ("JBI"). The Chairman and Chief Executive Officer of the Company is the Chairman and Chief Executive Officer of JBI and she, together with her spouse (also an officer and director of JBI), are principal shareholders of JBI. As of December 31, 1998, the Company had $5.0 million in deposits at JBI, of which approximately $4.9 million is over the FDIC insurance limit.

NOTE 10 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Company, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans. Therefore, the Company has used significant assumptions and present value calculations in estimating fair value.

     Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1998 are outlined below.

     For cash and cash equivalents the recorded book value of $5.0 million as of December 31, 1998, approximates fair value.

     The net loan portfolio, senior indebtedness secured by real estate underlying the Company's wraparound loans, and long term debt secured by real estate owned at December 31, 1998 have been valued using a present value of expected future cash flows. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

     The following table describes the carrying amounts and fair value estimates of the Company's investments in real estate loans and long term debt underlying the Company's wraparound loans and property interests at December 31, 1998:

                                                                        At December 31, 1998
                                                            --------------------------------------------
                                                               Carrying         Estimated       Discount
                                                                Amount          Fair Value        Rate
                                                            --------------   ---------------   ---------
First mortgages and senior loan participations ..........    $35,111,995      $ 36,125,331     11.6%
Mezzanine (including wraparound) loans ..................    $81,334,701      $ 81,575,302     11.1%
Bridge loans ............................................    $ 9,881,200      $  9,881,200     10.2%
Senior indebtedness secured by real estate underlying the
 company's wraparound loans .............................    $46,936,032      $ 45,937,238      7.7%
Long term debt secured by real estate owned .............    $67,267,925      $ 59,933,809      8.4%

                                  SCHEDULE IV

                        Resource Asset Investment Trust
                               and Subsidiaries
                         Mortgage Loans on Real Estate
                               December 31, 1998



           Loan Type/                                                                             Face Amount     Book Value of
         Property Type            Maturity Date      Periodic Payment Terms      Senior Liens       of Loans          Loans
-------------------------------  ---------------  ----------------------------  --------------  ---------------  --------------
Long term first
mortgages and senior
loan participations
-------------------------------
                                                  12 yr amortization,
Multifamily                      31-Aug-05        $3,499,310 balloon             $         --    $   5,923,644    $  5,923,644
Multifamily/commercial           30-Jul-03        Interest only                            --       23,922,539      11,518,572
Multifamilyl/commercial          30-Apr-03        Interest only                            --       10,000,000      10,000,000
All other                                                                                  --       10,088,662       7,669,779
                                                                                 ------------    -------------    ------------
Total long term
first mortgages and
senior loan participations                                                       $         --    $  49,934,845    $ 35,111,995
                                                                                 ------------    -------------    ------------
Mezzanine (including
wraparound) loans
-------------------------------
Commercial                       01-Jan-02        Interest only                  $ 12,813,559    $  17,884,324    $ 17,884,324
Commercial                       01-Jul-08        Interest only                    69,264,201       12,088,172      12,088,172
Multifamily                      31-Jul-08        Interest only                    12,099,125       16,150,000      16,150,000
Multifamily                      31-Oct-08        Interest only                     4,296,348        5,675,000       5,675,000
Commercial                       30-Nov-08        Interest only                    10,000,000       12,750,000      12,750,000
Multifamily                      31-Aug-05        Interest only, then 20 yr.
                                                  amort, $3,647,199 balloon         1,800,000        5,750,000       5,750,000
All other                                                                           5,927,000       17,933,925      11,037,205
                                                                                 ------------    -------------    ------------
Total Mezzanine
(including wraparound)
loans                                                                            $116,200,233    $  88,231,421    $ 81,334,701
                                                                                 ------------    -------------    ------------
Short term bridge loans
-------------------------------
Multifamily/commercial           31-Jan-99        interest only                  $         --    $   3,907,200    $  3,907,200
All other                                                                                  --        5,974,000       5,974,000
                                                                                 ------------    -------------    ------------
Total Short term bridge loans                                                              --    $   9,881,200    $  9,881,200
                                                                                 ------------    -------------    ------------
Grand Total                                                                      $110,273,233    $ 148,047,466    $126,327,896
                                                                                 ============    =============    ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.


                                   PART III

Item 10. Trustees and Executive Officers of the Registrant.

     The information required by this item will be set forth in Company's definitive proxy statement with respect to its 1999 annual meeting of stockholders, to be filed on or before March 26, 1999 (the "Proxy Statement"), and is incorporated herein by reference.

Item 11. Executive Compensation

     The information required by this item will be set forth in the Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will be set forth in the Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this item will be set forth in the Proxy Statement, and is incorporated herein by reference.


                                    PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a) Listed below are all financial statements, financial statement schedules, and exhibits filed as part of this 10-K and herein included.
  (1) Financial Statements
  Consolidated Balance Sheets at December 31, 1998 and 1997

  Consolidated Statements of Operations for the year ended December 31,1998 and for the period from August 20, 1997 (date of inception) through December 31, 1997

  Consolidated Statements of Changes in Shareholders' Equity (Deficiency) for the year ended December 31, 1998 and for the period from August 20, 1997 (date of inception) through December 31, 1997

  Consolidated Statements of Cash Flows for the year ended December 31, 1998 and for the period from August 20, 1997 (date of inception) through December 31, 1997
  Notes to Consolidated Financial Statements
  (2) Financial Statement Schedules
  Schedule IV - Mortgage Loans on Real Estate

  All other schedules are not applicable or are omitted since either (i) the required information is not material or (ii) the information required is included in the consolidated financial statements and notes thereto.

  (3) Exhibits

     3.1       Form of Amended and Restated Declaration of Trust(1)

     3.1.1     Articles of Amendment of Amended and Restated Declaration of
               Trust(2)

     3.2       By-laws of the Company(1)

     3.3       Articles of Incorporation of RAIT General, Inc.(1)

     3.4       By-laws of RAIT General, Inc.(1)

     3.5       Articles of Incorporation of RAIT Limited, Inc.(1)

     3.6       By-laws of RAIT Limited, Inc.(1)

     3.7       Certificate of Limited Partnership of RAIT Partnership, L.P.(1)

     3.8       Limited Partnership Agreement of RAIT Partnership, L.P.(1)

     4         Form of Certificate for Common Shares of the Company(1)

     10.1      Form of Indemnification Agreement(1)

     10.2      Form of Agreement between Company and Resource America, Inc.(1)

     10.3      Employment Agreement between Betsy Z. Cohen and Registrant(1)

     10.4      Employment Agreement between Jay J. Eisner and Registrant(1)

     21        List of Subsidiaries

  (1) Filed previously as an Exhibit to the Company's Registration Statement on Form S-11 (Registration No. 333-35077)

  (2) Filed previously as an Exhibit to the Company's Registration Statement on Form S-11 (Registration No. 333-53067)
  (b) Reports on Form 8-K
     No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

  (c) Exhibits


                        EXHBIT 21--LIST OF SUBSIDIARIES



                              State of incorporation/
Subsidiary                         organization
--------------------------   ------------------------
  RAIT Partnership, L.P.     Delaware
  RAIT General, Inc.         Maryland
  RAIT Limited, Inc.         Maryland
  OSEB GP, Inc.              Delaware
  OSEB Associates, L.P.      Pennsylvania
  RAIT Rohrerstown, L.P.     Delaware
  SLH Apartments, Inc.       Delaware
  SL Bonds, Inc.             Delaware

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 25, 1999                                    /s/ Jay J. Eisner
                                                  -----------------------------
                                                  Jay J. Eisner
                                                  President and Chief Operating
Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                Signature                                     Title                            Date
---------------------------------------   --------------------------------------------   ---------------
           /s/ Betsy Z. Cohen                  Chairman, Chief Executive Officer              March 25, 1999
---------------------------------------        and Trustee
             Betsy Z. Cohen


            /s/ Jay J. Eisner                  President and Chief Operating Officer          March 25, 1999
---------------------------------------
              Jay J. Eisner


         /s/ Ellen J. DiStefano                Vice President and Chief Financial Officer     March 25, 1999
---------------------------------------
           Ellen J. DiStefano


          /s/ Jonathan Z. Cohen                Secretary and Trustee                          March 25, 1999
---------------------------------------
            Jonathan Z. Cohen


          /s/ Jerome S. Goodman                Trustee                                        March 25, 1999
---------------------------------------
            Jerome S. Goodman


           /s/ Joel R. Mesznik                 Trustee                                        March 25, 1999
---------------------------------------
             Joel R. Mesznik


           /s/ Daniel Promislo                 Trustee                                        March 25, 1999
---------------------------------------
             Daniel Promislo


           /s/ Jack L. Wolgin                  Trustee                                        March 25, 1999
---------------------------------------
             Jack L. Wolgin