Form 10-Q
period 1999-03-31
RESOURCE ASSET INVESTMENT TRUST
filed 1999-05-17
CIK 1045425

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended              March 31, 1999
                              ----------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                     to
                              ----------------------------------------------

Commission file number                      1-14760
                      ------------------------------------------------------

                         RESOURCE ASSET INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               MARYLAND                                  23-2919819
---------------------------------------       ------------------------------
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                    Identification No.)


             1845 WALNUT STREET, 10TH FLOOR, PHILADELPHIA, PA 19103
--------------------------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)


                                 (215) 861-7900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

   As of April 30, 1999, 6,165,334 common shares of beneficial interest, with a par value of $0.01, were outstanding.

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                            Index to Quarterly Report
                                  on Form 10-Q


PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----
Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 1999 (unaudited)
and December 31, 1998                                                         3

Consolidated Statements of Income (unaudited) for the quarters ended
March 31,1999 and 1998                                                        4

Consolidated Statements of Cash Flows (unaudited) for the quarters ended
March 31, 1999 and 1998                                                       5

Notes to Consolidated Financial Statements-March 31, 1999 (unaudited)       6-9

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 10-12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    13

Item 6. Exhibits                                                             15

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                                     March 31, 1999
                                                                      (unaudited)         December 31, 1998
                                                                     --------------       -----------------
ASSETS
     Cash and cash equivalents                                       $    5,006,271          $    5,011,666
     Accrued interest receivable                                          1,258,863               1,057,919
     Investments in real estate loans, net                              149,363,444             126,273,069
     Investments in real estate, net                                     66,935,350              68,244,109
     Furniture, fixtures and equipment, net                                 104,698                 108,885
     Prepaid expenses and other assets                                      973,164                 563,443
                                                                     --------------          --------------
        Total Assets                                                 $  223,641,790          $  201,259,091
                                                                     ==============          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Accounts payable and accrued liabilities                                127,791                 142,067
    Accrued interest payable                                                976,260                 674,047
    Deferred interest payable                                               279,142                 115,568
    Tenant security deposits                                                136,781                 144,830
    Borrowers' escrows                                                       17,184                 418,402
    Dividends payable                                                     3,144,320                       -
    Deferred income                                                         474,977                  24,000
    Senior indebtedness secured by real estate underlying
       the Company's wraparound loans                                    66,023,065              46,936,032
    Long term debt secured by real estate owned                          67,149,730              67,267,925
                                                                     --------------          --------------
        Total Liabilities                                               138,329,250             115,722,871

Minority interest                                                                 -                  17,761

Shareholders' Equity
    Preferred Shares, $.01 par value; 25,000,000
      authorized shares                                                           -                       -
    Common Shares, $.01 par value; 200,000,000
      authorized shares; 6,165,334 issued and outstanding                    61,654                  61,654
    Additional paid-in-capital                                           85,815,436              85,817,332
    Accumulated deficit                                                    (564,550)               (360,527)
                                                                     --------------          --------------
        Total Shareholders' Equity                                       85,312,540              85,518,459
                                                                     --------------          --------------
Total Liabilities and Shareholders' Equity                           $  223,641,790          $  201,259,091
                                                                     ==============          ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                            For the three months ended March 31,
                                                  1999               1998
                                                  ----               ----
REVENUES
Mortgage interest income                       $4,554,817        $1,126,426
Rental income                                   2,705,626             6,824
Fee income and other                              272,500            50,000
Investment income                                  62,854           249,005
                                               ----------        ----------
    Total Revenues                              7,595,797         1,432,255

COSTS AND EXPENSES
Interest                                        2,624,885           319,788
Property operating expenses                     1,211,478                 -
General and administrative                        392,331           163,563
Depreciation and amortization                     444,567             7,392
                                               ----------        ----------
    Total Costs and Expenses                    4,673,261           490,743
                                               ----------        ----------

Net Income before minority interest             2,922,536           941,512
                                                                 ----------

Minority interest                                  17,761                 -
                                               ----------        ----------
Net Income                                     $2,940,297        $  941,512
                                               ==========        ==========

Net Income per common share-basic              $      .48        $      .33
                                               ==========         =========

Weighted average common shares outstanding      6,165,334         2,852,212
                                               ==========         =========

Net income per common share-diluted            $      .48        $      .33
                                               ==========         =========

Weighted average common shares outstanding      6,177,882         2,892,620
                                               ==========         =========

        The accompanying notes are an integral part of these consolidated financial statements.

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 For the three months ended March 31,
                                                                     1999                  1998
                                                                     ----                  ----
Cash flows from operating activities
    Net Income                                                   $  2,940,297         $      941,512
      Adjustments to reconcile net income to net
           cash provided by (used in) operating activities
      Minority interest                                               (17,761)                     -
      Depreciation and amortization                                   444,567                  7,128
      Amortization of original issue discount                               -                 (5,001)
      Accretion of loan discount                                     (165,987)               (51,704)
      Increase in accrued interest receivable                        (200,944)              (298,827)
      Increase in prepaid expenses and other assets                  (261,050)              (245,206)
      Decrease in accounts payable and accrued liabilities            (14,276)              (486,853)
      Increase in accrued interest payable                            302,213                115,720
      Increase in deferred interest payable                           163,574                      -
      Decrease in tenant security deposits                             (8,049)                     -
      Increase in deferred income                                     450,977                476,667
      Decrease (increase) in borrowers' escrows                      (401,218)               300,000
      Decrease in due to affiliate                                          -             (1,579,330)
                                                                 ------------         --------------
         Net cash provided by (used in) operating activities        3,232,343               (825,894)
                                                                 ------------         --------------
Cash flows from investing activities
      Purchase of furniture, fixtures and equipment                    (2,211)                (4,241)
      Real estate loans purchased                                  (5,000,000)           (20,646,388)
      Real estate loans originated                                 (8,901,576)           (11,150,000)
      Principal repayments of loans                                10,169,543                      -
      Purchase of real estate                                               -             (1,654,928)
      Utilization of reserves held by mortgagee to pay taxes          893,272                      -
                                                                 ------------          -------------
          Net cash used in investing activities                    (2,840,972)           (33,455,557)
                                                                 ------------         --------------
Cash flows from financing activities
      Issuance of common stock, net                                         -             46,219,471
      Payment of dividends                                                  -               (900,027)
      Principal repayments on senior indebtedness                    (276,675)                     -
      Principal repayments on long-term debt                         (118,195)                (8,198)
      Other                                                            (1,896)                     -
                                                                 ------------          -------------
          Net cash (used in) provided by financing activities        (396,766)            45,311,246
                                                                 ------------         --------------

Net change in cash and cash equivalents                                (5,395)            11,029,795
                                                                 ------------         --------------

Cash and cash equivalents, beginning of period                      5,011,666                      -
                                                                 ------------          -------------

Cash and cash equivalents, end of period                         $  5,006,271          $  11,029,795
                                                                 ============          =============

        The accompanying notes are an integral part of these consolidated financial statements.

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at March 31, 1999 and the results of operations and the cash flows for the three months ended March 31, 1999 and 1998. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operation for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the period ended December 31, 1998.


NOTE 2-INVESTMENTS IN REAL ESTATE LOANS

     The Company's portfolio of investments in real estate loans consisted of the following at March 31, 1999:


     Long-term first mortgages and senior loan participations     $ 35,309,974
     Mezzanine (including wraparound) loans                         96,702,915
     Short-term bridge loans                                        17,576,712
     Less: Provision for loan losses                                  (226,157)
                                                                  ------------
          Investments in real estate loans                         149,363,444
     Less: Senior indebtedness secured by real estate
               underlying the Company's wraparound loans           (66,023,065)
                                                                  ------------
          Net Investments in real estate loans                    $ 83,340,379
                                                                  ============

The following is a summary description of the assets contained in the Company's portfolio of investments in real estate loans:

                                                 Number     Average
                                                  of        Loan-to-        Yield        Range of
                   Type of Loan                  Loans       Value          Range       Maturities
                   ------------                  -----      --------        -----       ----------
Long-term first mortgages and senior loan
participations                                     9          50%           9-16%     9/2/99-7/31/21
Mezzanine (including wraparound) loans            13          84%          11-21%     1/1/02-1/31/09
Short-term bridge loans                            1          90%             17%        11/30/99

     Approximately $86.6 million of the loans are secured by multi-family residential properties and $63.0 million are secured by commercial properties.

     As of March 31, 1999, thirteen of the loans were subject to pre-existing forbearance agreements or other contractual restructurings. These agreements were in place prior to the Company's acquisition of the loans. During the quarter ending March 31, 1999, all payments under the agreements were timely made and all borrowers (except one, see Part II, Item 1. Legal Proceedings) were otherwise in full compliance with the terms of the agreements. The remaining ten loans in the Company's portfolio are performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of March 31, 1999.

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

         As of March 31, 1999, senior indebtedness secured by real estate underlying the Company's wraparound loans consists of the following:

              Loan payable, secured by real estate, monthly
              installments of $13,789, including interest at
              7.08%, remaining principal due
              December 1, 2008                                                             $   1,929,883

              Loan payable, secured by real estate, monthly
              installments of $17,051, including interest at
              6.83%, remaining principal due
              December 1, 2008                                                                 2,440,636

              Loan payable, secured by real estate, monthly
              installments of $10,070, including interest at
              6.83%, remaining principal due
              December 1, 2008                                                                 1,536,067

              Loan payable, secured by real estate, monthly
              installments of $116,964, including interest at 9%,
              remaining principal due March 1, 2003                                           12,750,991

              Loan payable, secured by real estate, monthly
              installments of $64,974, including interest at 9%,
              remaining principal due March 1, 2000                                            7,249,009

              Loan payable, secured by real estate, monthly
              installments of $80,427, including interest at 6.95%,
              remaining principal due July 1, 2008                                            12,067,887

              Loan payable, secured by real estate, monthly
              installments of $28,090, including interest at 6.82%,
              remaining principal due November 1, 2008                                         4,285,289

              Loan payable, secured by real estate, monthly
              installments of $72,005, including interest at
              7.55%, remaining principal due
              December 1, 2008                                                                 9,963,303

              Loan payable, secured by Company's interest in
              short-term bridge loan of $17,576,712, interest
              at 8.25% due monthly, balance due December 1,
              1999
                                                                                              12,000,000

              Loan payable, secured by real estate, monthly
              installments of interest only at 10% until July 1999
              at which time amortization on a 20-year schedule,
              including interest at 10% begins, remaining
              balance due June 30, 2003                                                        1,800,000
                                                                                           -------------
                                                                                           $  66,023,065
                                                                                           =============

     As of March 31, 1999 the senior indebtedness secured by real estate underlying the Company's wraparound loans maturing over the next five years, and the aggregate indebtedness maturing thereafter is as follows:

                   1999         $ 12,543,566
                   2000            7,826,364
                   2001              718,098
                   2002              777,139
                   2003           13,947,328
                   2004              127,482
            Thereafter            30,083,088
                                ------------
                                $ 66,023,065
                                ============

NOTE 3-INVESTMENTS IN REAL ESTATE

     Investments in real estate are comprised of the following at March 31,1999:

            Land                                             $   5,159,710
            Office buildings and improvements                   62,933,220
                                                             -------------
                 Subtotal                                       68,092,930
            Less: Accumulated depreciation                      (1,157,580)
                                                             -------------
                 Investments in real estate, net             $  66,935,350
                                                             =============

As of March 31, 1999, long term debt secured by the Company's real estate investments consists of the following:

             Loan payable, secured by real estate, monthly
             installments of $8,008, including interest at 7.33%,
             remaining principal due August 1, 2008                                   $    1,090,814

             Loan payable, secured by real estate, monthly
             installments of $288,314, including interest at 6.85%,
             remaining principal due August 1, 2008                                       43,752,848

             Loan payable, secured by real estate, monthly
             payments of interest only at 10%, principal due
             August 1, 2008                                                                4,430,910

             Loan payable, secured by partnership interests,
             monthly payments of interest only at 8.19%,
             additional interest of 3.81% is deferred and
             payable from net cash flow, principal due
             September 1, 2008                                                            17,875,158
                                                                                       -------------
                                                                                       $  67,149,730
                                                                                       =============

         As of March 31, 1999 the amount of long-term debt secured by the Company's above-referenced real estate investments which matures over the next five years, and the aggregate indebtedness maturing thereafter, is as follows:

                                1999        $    324,889
                                2000             474,922
                                2001             509,049
                                2002             545,628
                                2003             584,836
                                2004             162,358
                          Thereafter          64,548,048
                                            ------------
                                            $ 67,149,730
                                            ============

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

Overview

         The Company commenced investment operations in January 1998. Its principal business objective is to generate income for distribution to its shareholders from a combination of interest, rents and distributions in respect of loans that the Company originates and funds, loans or property interests acquired and other investments. The Company completed two public offerings of its Common Shares during 1998 and utilized these proceeds to build its investment portfolio.

Liquidity and Capital Resources

         Since commencement of investment operations in January 1998, the principal source of the Company's capital resources has been the two offerings of its Common Shares which, after offering costs and underwriting discounts and commissions, resulted in net proceeds to the Company of $86.0 million. Secondarily, the Company has obtained capital resources from the repayment or refinancing of loans in its portfolio (or principal payments on those loans), aggregating $10.2 million for the quarter ended March 31, 1999. The principal use of these funds in the first quarter of 1999 has been the origination and acquisition of loans ($13.9 million).

         The Company also receives funds from interest payments on its loans and operating income from its property interests. As required by the Internal Revenue Code of 1986, the Company utilized these funds (to the extent of not less than 95% of its taxable income) to pay dividends to its shareholders. For the quarter ended March 31, 1999, the Company declared dividends of $3.1 million, which were paid on April 13, 1999.

         During the last half of 1998, capital market conditions resulted in a reduction in the ability of many companies, and particularly specialized finance companies such as the Company, to obtain financing. These capital market conditions may have affected the Company's ability to obtain Company-level debt and equity capital, which, in turn, may have adversely affected the Company's near-term growth. In the first quarter of 1999, capital market conditions eased and the Company was able to secure debt financing. In April 1999, the Company established a $20.0 million senior secured lending facility with interest at the Wall Street Journal Prime Rate. The facility has a two-year term and a one-year extension, with an 11-month non-renewal notice requirement. This facility will be used to enhance the Company's ability to expand its loan portfolio and to generate income from that portfolio. In addition, to provide the Company with a greater degree of liquidity, the Company is pursuing a strategy of (i) providing shorter-term financing to its borrowers (generally in the form of bridge financing) to increase the turnover of its investments, and (ii) pursuing borrower refinancing of the Company's loans through senior lenders, with the Company retaining junior interests. In February 1999, the Company borrowed $12.0 million from a related-party, using its senior lien interest in a $17.6 million short-term bridge loan as collateral. The loan bears interest at 8.25% and is due December 1, 1999. The Company is not currently experiencing material difficulties to date in originating shorter-term financings or obtaining senior lien refinancings on acceptable terms. However, there can be no assurance that difficulties will not be encountered in the future, depending upon the development of conditions in the credit markets.

         At March 31, 1999, the Company had approximately $5.0 million in funds available for investment. All of such funds were temporarily invested in a money-market account that the Company believed had a high degree of liquidity and safety.

         Results of Operations

         The Company had average earning assets for the quarter ended March 31, 1999 of $92.4 million ($31.6 million at March 31, 1998), including $5.0 million ($23.2 million at March 31, 1998) of average earning assets invested in a money-market account. The increase in total average earning assets and the decrease in average earning assets invested in a money-market account was due to the origination of loans and the acquisition of loans and property interests, in part utilizing non-recourse debt financing.

         For the quarter ended March 31, 1999 interest income derived from financings was $4.6 million compared to $1.1 million for the same period in 1998 and interest income from the money market account was $63,000 compared to $249,000 for the same period in 1998. The increase in interest income derived from financings and the decrease in interest income from the money market account were due to the completion of the Company's investment of the proceeds of its two public offerings in 1998. The yield on average earning assets for the quarters ending March 31, 1999 and 1998 was 15.8% and 14.0%, respectively, while the yield on average earning money market account assets for the quarters ending March 31, 1999 and 1998 was 5.0% and $5.3%, respectively. The Company derived $2.7 million from rents from its property interests for the quarter ended March 31, 1999 compared to $7,000 for the same period in 1998. The increase in rents from the Company's property interests from the first quarter of 1998 to the same period in 1999 was due to the acquisition of two property interests during the first and third quarters of 1998.

         13 of the Company's loans were subject to pre-existing forbearance agreements or other contractual restructurings. These agreements were in place prior to the Company's acquisition. During the quarter ending March 31, 1999, all payments under the agreements were timely made and all borrowers (except one, see Part II, Item 1. Legal Proceedings) were otherwise in full compliance with the terms of the agreements. The remaining ten loans in the Company's portfolio are performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of March 31, 1999.

         During the quarter ended March 31, 1999, the Company incurred expenses of $4.7 million (compared to $491,000 for the same period in 1998), consisting primarily of $2.6 million of interest expense (320,000 for the quarter ended March 31, 1998), $1.2 million in operating expenses relating to its property interests ($0 for the quarter ended March 31, 1998), $392,000 of general and administrative expenses ($164,000 for the quarter ended March 31, 1998), and $445,000 of depreciation and amortization ($7,000 for the quarter ended March 31, 1998). Interest expense relates to interest payments made on senior indebtedness encumbering properties underlying the Company's investments in wraparound loans and properties owned by the Company. The increases in interest expense, property operating expenses, and depreciation and amortization from the first quarter of 1998 to the first quarter of 1999 was due to the completion of the Company's investment of the proceeds of its two public offerings in 1998. General and administrative expenses increased because the first quarter of 1998 amounts did not reflect a full quarter of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the 1998 Annual Report on Form 10-K.

PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Pursuant to a loan restructuring agreement entered into prior to the Company's acquisition of one of the loans, the borrower was required to make payments on the loan in a minimum monthly amount plus certain excess cash flow. The borrower was current on minimum payments, but the Company determined that the borrower had not made all required excess cash flow payments. Accordingly, the Company moved to exercise its remedies, which included the right to replace the current manager of the property, an affiliate of the borrower. In November 1998, the borrower sought protection under Chapter 11 of the United States Bankruptcy Code in order to prevent the Company's exercise of this remedy. The borrower has continued to make all minimum monthly payments throughout the term of the bankruptcy proceedings. In March 1999, the Company and the borrower entered into a settlement agreement whereby the borrower and the Company filed a joint plan of reorganization pursuant to which the borrower will relinquish ownership management control of the property. The settlement agreement was approved by the United States Bankruptcy Court ("the Court") in April 1999 and the Amended Disclosure Statement was approved in May 1999. It is expected that the Amended Plan of Reorganization will be approved before the end of the second quarter of 1999. The Company believes that the property has not been managed to its full potential and that this change in management control will increase the Company's return on this investment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Financial Data Schedule

(b) Reports on Form 8-K

(1) No reports were filed on Form 8-K during the quarter ended March 31, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



May 17, 1999                               /s/ Ellen J. DiStefano
-----------------------                    ----------------------
DATE                                       Ellen J. DiStefano
                                           Vice President and
                                           Chief Financial Officer
                                       (On behalf of the registrant and as its
                                       principal financial officer)