Form 10-Q
period 1998-12-31
RESOURCE ASSET INVESTMENT TRUST
filed 1999-08-16
CIK 1045425

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended              June 30, 1999
                              --------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                     to
                              --------------------------------------------------
Commission file number                          1-14760
                      ----------------------------------------------------------

                         RESOURCE ASSET INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         MARYLAND                                            23-2919819
---------------------------------                          -------------------
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
Yes   X    No
    ------     ------

   As of July 31, 1999, 6,173,097 common shares of beneficial interest, with a par value of $0.01, were outstanding.

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                            Index to Quarterly Report
                                  on Form 10-Q

PART I. FINANCIAL INFORMATION                                                                    Page
                                                                                                 ----
Item 1. Financial Statements

Consolidated Balance Sheets at June 30, 1999 (unaudited)
and December 31, 1998                                                                               3

Consolidated Statements of Income (unaudited) for the three
 and six months ended June 30, 1999 and 1998                                                        4

Consolidated Statements of Cash Flows (unaudited) for the three
and six months ended June 30, 1999 and 1998                                                         5

Notes to Consolidated Financial Statements-June 30, 1999 (unaudited)                              6-9

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                       10-12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                          13

Item 6. Exhibits                                                                                   15




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                           Consolidated Balance Sheets


                                                                      June 30, 1999
                                                                       (unaudited)          December 31, 1998
                                                                      -------------         -----------------
ASSETS
     Cash and cash equivalents                                         $  8,247,437            $  5,011,666
     Accrued interest receivable                                          1,806,664               1,057,919
     Investments in real estate loans, net                              131,486,789             126,273,069
     Investments in real estate, net                                     72,515,581              68,244,109
     Furniture, fixtures and equipment, net                                 101,437                 108,885
     Prepaid expenses and other assets                                      970,028                 563,443
                                                                       ------------            ------------
        Total Assets                                                   $215,127,936            $201,259,091
                                                                       ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Accounts payable and accrued liabilities                                 94,347                 142,067
    Accrued interest payable                                                673,379                 674,047
    Deferred interest payable                                               474,504                 115,568
    Tenant security deposits                                                187,265                 144,830
    Borrowers' escrows                                                       10,127                 418,402
    Dividends payable                                                     3,144,320                       -
    Deferred income                                                         474,977                  24,000
    Senior indebtedness secured by real estate underlying
       the Company's wraparound loans                                    45,937,585              46,936,032
    Long term debt secured by real estate owned                          69,946,594              67,267,925
    Secured line of credit                                                9,135,000                       -
                                                                       ------------            ------------
        Total Liabilities                                               130,078,098             115,722,871

Minority interest                                                                 -                  17,761

Shareholders' Equity
    Preferred Shares, $.01 par value; 25,000,000
      authorized shares                                                           -                       -
    Common Shares, $.01 par value; 200,000,000
      authorized shares; 6,165,334 issued and outstanding                    61,654                  61,654
    Additional paid-in-capital                                           85,809,885              85,817,332
    Accumulated deficit                                                    (821,701)               (360,527)
                                                                       ------------            ------------
        Total Shareholders' Equity                                       85,049,838              85,518,459
                                                                       ------------            ------------
Total Liabilities and Shareholders' Equity                             $215,127,936            $201,259,091
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

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                            For the three months                       For the six months
                                                               ended June 30,                            ended June 30,
                                                               --------------                            --------------
                                                         1999                 1998                 1999                 1998
                                                         ----                 ----                 ----                 ----
REVENUES
Mortgage interest income                             $ 5,173,243          $ 2,349,423         $ 9,728,060           $ 3,475,849
Rental income                                          2,932,094               42,311           5,637,720                49,135
Fee income and other                                      22,500                    -             295,000                50,000
Investment income                                         41,964              113,325             104,818               362,330
Gain on sale of loan                                     131,125                    -             131,125                     -
                                                     -----------          -----------         ------------          -----------
    Total Revenues                                     8,300,926            2,505,059          15,896,723             3,937,314

COSTS AND EXPENSES
Interest                                               2,894,959              575,751           5,519,844               895,539
Property operating expenses                            1,516,918                    -           2,728,396                     -
General and administrative                               396,531              325,210             788,862               488,773
Depreciation and amortization                            608,348               30,437           1,052,915                37,829
                                                     -----------          -----------         ------------          -----------
    Total Costs and Expenses                           5,416,756              931,398          10,090,017             1,422,141
                                                     -----------          -----------         ------------          -----------
Net Income before minority interest                  $ 2,884,170          $ 1,573,661         $ 5,806,706           $ 2,515,173
                                                     -----------          -----------         ------------          -----------
Minority interest                                              -                    -              17,761                     -

Net Income                                           $ 2,884,170          $ 1,573,661         $ 5,824,467           $ 2,515,173
                                                     ===========          ===========         ============          ===========
Net Income per common share-basic                    $       .47          $       .46         $       .94           $       .80
                                                     ===========          ===========         ============          ===========
Weighted average common shares outstanding-basic       6,165,334            3,394,972           6,165,334             3,124,955
                                                     ===========          ===========         ============          ===========
Net income per common share-diluted                  $       .47          $       .45         $       .94           $       .79
                                                     ===========          ===========         ============          ===========
Weighted average common shares
outstanding-diluted                                    6,178,942            3,465,589           6,179,062             3,185,011
                                                     ===========          ===========         ============          ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   For the six months ended June 30,
                                                                   ---------------------------------
                                                                        1999               1998
                                                                   -------------      --------------
Cash flows from operating activities
    Net Income                                                       $ 5,824,467      $ 2,515,173
      Adjustments to reconcile net income to net
           cash provided by operating activities
      Gain on sale of loan                                              (131,125)               -
      Minority interest                                                  (17,761)               -
      Depreciation and amortization                                    1,052,915           37,829
      Amortization of original issue discount                                  -           (5,001)
      Accretion of loan discount                                        (317,573)        (101,409)
      Increase in accrued interest receivable                           (748,745)        (431,299)
      Increase in prepaid expenses and other assets                     (358,727)        (314,539)
      Decrease in accounts payable and accrued liabilities               (47,720)        (321,679)
      (Decrease) increase in accrued interest payable                       (668)         108,797
      Increase in deferred interest payable                              358,936                -
      Increase in tenant security deposits                                42,435                -
      Increase (decrease) in deferred income                             450,977         (345,032)
      (Decrease) increase in borrowers' escrows                         (408,275)         300,000
      Decrease in due affiliate                                                -       (1,579,330)
                                                                    ------------     ------------
         Net cash provided by operating activities                     5,699,136          553,574
                                                                    ------------     ------------
Cash flows from investing activities
      Purchase of furniture, fixtures and equipment                       (5,460)        (116,057)
      Real estate loans purchased                                    (14,225,435)     (20,646,388)
      Real estate loans originated                                    (8,868,192)     (15,150,000)
      Proceeds from sale of loan                                       2,481,782                -
      Principal repayments of loans                                   14,861,932        3,785,073
      Real estate purchases and improvements                          (2,971,572)      (1,655,170)
      Utilization of reserves held by mortgagee to pay taxes             684,091                -
                                                                    ------------     ------------
          Net cash used in investing activities                     $ (8,042,854)    $(33,857,628)
                                                                    ------------     ------------
Cash flows from financing activities
      Advances on secured line of credit                               9,135,000                -
      Issuance of common stock, net                                            -       87,682,055
      Payment of dividends                                            (3,144,320)      (2,500,076)
      Principal repayments on senior indebtedness                       (184,888)               -
      Principal repayments on long-term debt                            (221,857)               -
      Other                                                               (4,446)               -
                                                                    ------------     ------------
          Net cash provided by financing activities                    5,579,489       85,181,979
                                                                    ------------     ------------
Net change in cash and cash equivalents                                3,234,771       51,877,925
                                                                    ------------     ------------
Cash and cash equivalents, beginning of period                         5,011,666                -
                                                                    ------------     ------------
Cash and cash equivalents, end of period                            $  8,247,437     $ 51,877,925
                                                                    ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at June 30, 1999 and the results of operations and the cash flows for the three and six months ended June 30, 1999 and 1998. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operation for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the period ended December 31, 1998.


NOTE 2 - INVESTMENTS IN REAL ESTATE LOANS

         The Company's portfolio of Investments in real estate loans consisted of the following at June 30, 1999:


     Long-term first mortgages and senior loan participations     $ 37,201,793
     Mezzanine (including wraparound) loans                         76,919,441
     Short-term bridge loans                                        17,591,712
     Less: Provision for loan losses                                  (226,157)
                                                                  ------------
          Investments in real estate loans                         131,486,789
     Less: Senior indebtedness secured by real estate
               underlying the Company's wraparound loans           (45,937,585)
                                                                  ------------
          Net Investments in real estate loans                    $ 85,549,204
                                                                  ============

         The following is a summary description of the assets contained in the Company's portfolio of Investments in real estate loans:



                                                              Number of     Average Loan-to-        Yield            Range of
                       Type of Loan                             Loans            Value              Range            Maturities
                       ------------                             -----            -----              -----            ----------
Long-term first mortgages and senior loan participations          8               56%               9-22%           9/2/99-7/31/21
Mezzanine (including wraparound) loans                           12               85%               9-18%           1/1/02-1/31/09
Short term bridge loans                                           1               90%                 18%              11/30/99

         Approximately $88.5 million of the loans are secured by multi-family residential properties and $43.2 million are secured by commercial properties.

         As of June 30, 1999, twelve of the loans were subject to pre-existing forbearance agreements or other contractual restructurings. These agreements were in place prior to the Company's acquisition of the loans. During the quarter ending June 30, 1999, all payments under the agreements were timely made and all borrowers (except one, see NOTE 5-LEGAL PROCEEDINGS) were otherwise in full compliance with the terms of the agreements. The remaining nine loans in the Company's portfolio are performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of June 30, 1999.

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

         As of June 30, 1999, senior indebtedness secured by real estate underlying the Company's wraparound loans consists of the following:


            Loan payable, secured by real estate, monthly
            installments of $13,789, including interest at
            7.08%, remaining principal due
            December 1, 2008                                                              $ 1,923,394

            Loan payable, secured by real estate, monthly
            installments of $17,051, including interest at
            6.83%, remaining principal due
            December 1, 2008                                                                2,432,032

            Loan payable, secured by real estate, monthly
            installments of $10,070, including interest at
            6.83%, remaining principal due
            December 1, 2008                                                                1,532,647

            Loan payable, secured by real estate, monthly installments of
            $80,427, including interest at 6.95%, remaining principal due July
            1, 2008                                                                        12,036,103

            Loan payable. secured by real estate, monthly installments of
            $28,090, including interest at 6.82%, remaining principal due
            November 1, 2008                                                                4,274,019

            Loan payable, secured by real estate, monthly
            installments of $72,005, including interest at
            7.55%, remaining principal due
            December 1 2008                                                                 9,939,390

            Loan payable, secured by Company's interest in short-term bridge loan of $17,576,712, interest at 8.25% due monthly, balance due
            December 1, 1999
                                                                                           12,000,000

            Loan payable, secured by real estate, monthly
            installments of interest only at 10% until July,
            1999 at which time amortization on a 20-year
            schedule, including interest at 10% begins,
            remaining principal due June 30, 2003
                                                                                            1,800,000
                                                                                          -----------
                                                                                          $45,937,585
                                                                                          ===========

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

         As of June 30, 1999 the senior indebtedness secured by real estate underlying the Company's wraparound loans maturing in 1999, over the next four years, and the aggregate indebtedness maturing thereafter is as follows:

                1999          $ 12,203,656
                2000               418,646
                2001               450,441
                2002               483,501
                2003             2,173,450
          Thereafter            30,207,891
                              ------------
                              $ 45,937,585
                              ============

NOTE 3 - INVESTMENTS IN REAL ESTATE

         Investments in real estate are comprised of the following at June 30,1999:

         Land                                        $ 5,621,425
         Office buildings and improvements            64,261,466
         Apartment buildings                           4,291,318
                                                     -----------
              Subtotal                                74,174,209
         Less: Accumulated depreciation               (1,658,628)
                                                     -----------
              Investments in real estate, net        $72,515,581
                                                     ===========

         As of June 30, 1999, long term debt secured by the Company's Investments in real estate consists of the following:

               Loan payable, secured by real estate, monthly installments of
               $8,008, including interest at 7.33%, remaining principal due
               August 1, 2008                                                            $  1,086,755

               Loan payable, secured by real estate, monthly installments of
               $288,314, including interest at 6.85%, remaining principal due
               August 1, 2008                                                              43,653,244

               Loan payable, secured by real estate, monthly
               payments of interest only at 10%, principal due
               August 1, 2008
                                                                                            4,552,293(1)

               Loan payable, secured by partnership interests,
               monthly payments of interest only at 8.19%,
               additional interest of 3.81% is deferred and
               payable from net cash flow, principal and
               deferred interest due September 1, 2008
                                                                                           18,000,266(1)

               Loan payable, secured by real estate, monthly installments of
               $23,345, including interest at 9.75%, remaining principal due
               January 1, 2001                                                              2,654,036(1)
                                                                                        -------------
                                                                                        $  69,946,594
                                                                                        =============

(1) These loans all relate to a single investment in real estate.

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


         As of June 30, 1999 the amount of long-term debt secured by the Company's Investments in real estate maturing in 1999, over the next four years, and the aggregate indebtedness maturing thereafter, is as follows:

                        1999         $   232,131
                        2000             498,385
                        2001           3,128,718
                        2002             545,628
                        2003             584,837
                  Thereafter          64,956,895
                                     -----------
                                     $69,946,594
                                     ===========

NOTE 4 - SECURED LINE OF CREDIT

         In April 1999, the Company established a $20.0 million secured line of credit with interest at the Wall Street Journal Prime Rate. The facility has a two-year term with a one-year extension option, and an 11-month non-renewal notice requirement. This facility will be used to enhance the Company's ability to expand its loan portfolio and to generate income from that portfolio. As of June 30, 1999, $9.1 million was outstanding on the line of credit at 7.75%.

NOTE 5 - LEGAL PROCEEDINGS

          Pursuant to a loan restructuring agreement entered into prior to the Company's acquisition of one of the loans, the borrower was required to make payments on the loan in a minimum monthly amount plus certain excess cash flow. The borrower was current on minimum payments, but the Company determined that the borrower had not made all required excess cash flow payments. Accordingly, the Company moved to exercise its remedies, which included the right to replace the current manager of the property, an affiliate of the borrower. In November 1998, the borrower sought protection under Chapter 11 of the United States Bankruptcy Code in order to prevent the Company's exercise of this remedy. The borrower has continued to make all minimum monthly payments throughout the term of the bankruptcy proceedings. In June 1999, the joint plan of reorganization between the Company and the borrower was approved, pursuant to which the borrower relinquished ownership and management control of the property. The Company believes that the property has not been managed to its full potential and that this change in management control will increase the Company's return on this investment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may", "believe", "will", "expect", "anticipate", "estimate", "continue" or similar words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Overview

         The Company commenced investment operations in January 1998. Its principal business objective is to generate income for distribution to its shareholders from a combination of interest, rents and distributions from loans that the Company originates and funds, loans or property interests acquired and other investments. The Company completed two public offerings of its Common Shares during 1998 and utilized these proceeds to build its investment portfolio.

Liquidity and Capital Resources

         Since commencement of investment operations in January 1998, the principal source of the Company's capital resources has been the two offerings of its Common Shares which, after offering costs and underwriting discounts and commissions, resulted in net proceeds to the Company of $86.0 million. Secondarily, the Company has obtained capital resources from the repayment, refinancing, and sale of loans in its portfolio (or principal payments on those loans), aggregating $7.1 million for the quarter ended June 30, 1999 ($17.3 million for the six months ended June 30, 1999). The principal use of these funds for the quarter ended June 30, 1999, has been the origination, acquisition and purchase of loans in the amount of $9.2 million ($23.1 million for the six months ended June 30, 1999) and the purchase of real estate in the amount of $4.8 million for both the three and six months ended June 30, 1999.

         The Company also receives funds from interest payments on its loans and operating income from its property interests. As required by the Internal Revenue Code of 1986, the Company utilizes these funds (to the extent of not less than 95% of its taxable income) to pay dividends to its shareholders. For the quarter ended June 30, 1999, the Company declared dividends of $3.1 million, which were paid on July 13, 1999.

         In the second quarter of 1999, the Company utilized $9.1 million of the $20.0 million available from its secured line of credit to consummate two loan purchases, and assumed an existing mortgage loan in the amount of $2.7 million in connection with the purchase of real estate. In order to maintain liquidity, the Company continues to pursue a strategy of providing shorter-term financing to its borrowers (generally in the form of bridge financing) to increase the turnover of its investments, and pursuing borrower refinancing of the Company's loans through senior lenders, with the Company retaining junior interests. The Company is not currently experiencing material difficulties in originating shorter-term financings or obtaining senior lien refinancings on acceptable terms. However, there can be no assurance that difficulties will not be encountered in the future, depending upon the development of conditions in the credit markets

         At June 30, 1999, the Company had approximately $16.0 million in funds available for investment. This includes cash of $5.1 million ($3.1 million of cash held at June 30, 1999 was reserved to pay a cash dividend on July 13, 1999) and availability of $10.9 million on the secured line of credit. All cash was temporarily invested in a money-market account that the Company believed had a high degree of liquidity and safety.

         Results of Operations

         The Company had average earning assets for the three and six months ended June 30, 1999 of $95.1 million and $93.0 million, respectively ($63.8 million and $70.1 million for the three and six months ended June 30, 1998), including $6.2 million of average earning assets invested in a money-market account for both the three and six months ended June 30, 1999 ($13.7 million and $8.6 million for the three and six months ended June 30, 1998). The increase in total average earning assets and the decrease in average earning assets invested in a money-market account from both the three and six months ended June 30, 1998 to the corresponding period in 1999 was due to the origination of loans and the acquisition of loans and property interests, in part utilizing non-recourse debt financing.

         Interest income derived from financings was $5.2 million and $9.7 million for the three and six months ended June 30, 1999 as compared to $2.3 million and $3.5 million for the corresponding periods in 1998. Interest income from the money market account was $42,000 and $105,000 for the three and six months ended June 30, 1999 compared to $113,000 and $362,000 for the corresponding periods in 1998. The increase in interest income derived from financings and the decrease in interest income from the money market account were due to the Company's investment of the proceeds of its two public offerings in 1998. The yield on average earning non-money market assets was 17.3% and 17.4% for the three and six months ending June 30, 1999 and was 15.3% and 14.0% for the corresponding periods in 1998. The increases in yield are due to a decrease in the Company's cost of funds due to utilization of the secured line of credit and to the Company's ability to increase the pricing of its loans in response to market conditions. The yield on average earning money market account assets for both the three and six months ending June 30, 1999 was 5.0% as compared to 5.3% for both the three and six months ending June 30, 1998. The Company derived $2.9 million from rents from its property interests for the quarter ended June 30, 1999 ($5.6 million for the six months ending June 30, 1999) compared to $42,000 for the same period in 1998 ($49,000 for the six months ending June 30, 1998). The increase in rents from the Company's property interests from the three and six months ending June 30, 1998 to the same periods in 1999 was due to the acquisition of two property interests during the first and third quarters of 1998.

         Twelve of the Company's purchased loans were subject to pre-existing forbearance agreements or other contractual restructurings. These agreements were in place prior to RAIT's acquisition. During the quarter ending June 30, 1999, all payments under the agreements were timely made and all borrowers (except one, see Part II, Item 1. Legal Proceedings) were otherwise in full compliance with the terms of the agreements. The remaining nine loans in the Company's portfolio are performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of June 30, 1999.

         During the quarter ending June 30, 1999, the Company incurred expenses of $5.4 million ($10.1 million for the six months ending June 30, 1999) compared to $931,000 for the same period in 1998 ($1.4 million for the six months ending June 30, 1998). The expenses consist of interest expense, operating expenses relating to the Company's property interests, general and administrative expenses and depreciation and amortization. Interest expense was $2.9 million and $5.5 million for the three and six months ending June 30, 1999 as compared to $576,000 and $896,000 for the corresponding periods in 1998. Interest expense relates to interest payments made on senior indebtedness encumbering properties underlying the Company's investments in wraparound loans and properties owned by the Company and interest payments made on the Company's secured line of credit, all of which increased as a result of the increase in the Company's loan portfolio. Property operating expenses were $1.5 million and $2.7 million for the three and six months ending June 30, 1999, relating to the property interests purchased in the third quarter of 1999. Depreciation and amortization was $608,000 and $1.1 million for the three and six months ending June 30, 1999 as compared to $30,000 and $38,000 for the corresponding periods in 1998. The increases in depreciation and amortization from the three and six months ending June 30, 1998 to the corresponding periods in 1999 were due to the Company's acquisition of two property interests in the first and third quarters of 1998. General and administrative expenses were $397,000 and $789,000 for the three and six months ending June 30, 1999 as compared to $325,000 and $489,000 for the corresponding periods in 1998. The increase in general and administrative expenses from the second quarter of 1998 to the same period in 1999 was due to increased employee costs resulting from the addition of one employee and salary increases for existing employees. General and administrative expenses increased from the first six months of 1998 to the first six months of 1999 because the first quarter of 1998 amounts did not reflect a full quarter of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the 1998 Annual Report on Form 10-K.

PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Pursuant to a loan restructuring agreement entered into prior to the Company's acquisition of one of its loans, the borrower was required to make payments on the loan in a minimum monthly amount plus certain excess cash flow. The borrower was current with respect to minimum payments, but the Company determined that the borrower had not made all required excess cash flow payments. Accordingly, the Company moved to exercise its remedies, which included the right to replace the current manager of the property, an affiliate of the borrower. In November 1998, the borrower sought protection under Chapter 11 of the United States Bankruptcy Code in order to prevent the Company's exercise of this remedy. The borrower has continued to make all minimum monthly payments throughout the term of the bankruptcy proceedings. In June 1999, the joint plan of reorganization between the Company and the borrower was approved, pursuant to which the borrower relinquished ownership and management control of the property. The Company believes that the property has not been managed to its full potential and that this change in management control will increase the Company's return on this investment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Financial Data Schedule

(b)    Reports on Form 8-K

(1) No reports were filed on Form 8-K during the quarter ended June 30, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 13, 1999                           /s/ Ellen J. DiStefano
------------------------                  --------------------------------------
DATE                                      Ellen J. DiStefano
                                          Chief Financial Officer
                                          (On behalf of the registrant and
                                          as its principal financial officer)