Form 10-Q
period 1999-09-30
RESOURCE ASSET INVESTMENT TRUST
filed 1999-11-15
CIK 1045425

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended            September 30, 1999
                               ------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


For the transition period from                      to
                              -------------------------------------------------

Commission file number                            1-14760
                      ---------------------------------------------------------

                         RESOURCE ASSET INVESTMENT TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             MARYLAND                                           23-2919819
----------------------------------                      -----------------------
 (State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)


             1845 WALNUT STREET, 10TH FLOOR, PHILADELPHIA, PA        19103
       ----------------------------------------------------------   -------
                 (Address of principal executive offices)         (Zip Code)


                                 (215) 861-7900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No
     -------         --------

   As of October 31, 1999, 6,178,483 common shares of beneficial interest, with a par value of $0.01 per share, were outstanding.

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                            Index to Quarterly Report
                                  on Form 10-Q


PART I. FINANCIAL INFORMATION                                                             Page
Item 1. Financial Statements

Consolidated Balance Sheets at September 30, 1999 (unaudited)
and December 31, 1998                                                                        3

Consolidated Statements of Income (unaudited) for the three
and nine months ended September 30, 1999 and 1998                                            4

Consolidated Statements of Cash Flows (unaudited) for the
nine months ended September 30, 1999 and 1998                                                5

Notes to Consolidated Financial Statements-September 30, 1999 (unaudited)                  6-9

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                10-12

PART II. OTHER INFORMATION

Item 6. Exhibits                                                                            15


                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                        September 30, 1999
                                                            (unaudited)        December 31, 1998
                                                        ------------------    ------------------
     ASSETS
     Cash and cash equivalents                            $   7,559,641          $   5,011,666
     Restricted cash                                          8,121,890                     --
     Accrued interest receivable                              2,621,971              1,057,919
     Investments in real estate loans, net                  137,154,671            126,273,069
     Investments in real estate, net                         72,443,206             68,244,109
     Furniture, fixtures and equipment, net                      94,840                108,885
     Prepaid expenses and other assets                        1,055,716                563,443
                                                          -------------          -------------
        Total Assets                                      $ 229,051,935          $ 201,259,091
                                                          =============          =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Accounts payable and accrued liabilities                    228,853                142,067
    Accrued interest payable                                    954,660                674,047
    Deferred interest payable                                   667,169                115,568
    Tenant security deposits                                    183,953                144,830
    Borrowers' escrows                                        8,137,970                418,402
    Dividends payable                                         3,144,487                     --
    Deferred income                                             531,162                 24,000
    Senior indebtedness secured by real estate
       underlying the Company's wraparound loans             45,837,632             46,936,032
    Long term debt secured by real estate owned              70,116,174             67,267,925
    Secured line of credit                                   14,000,000                     --
                                                          -------------          -------------
        Total Liabilities                                   143,802,060            115,722,871


Minority interest                                                    --                 17,761

Shareholders' Equity
    Preferred Shares, $.01 par value; 25,000,000
      authorized shares                                              --                     --
    Common Shares, $.01 par value; 200,000,000
      authorized shares; 6,165,660 and 6,165,334,
      respectively, issued and outstanding                       61,657                 61,654
    Additional paid-in-capital                               85,810,250             85,817,332
    Accumulated deficit                                        (622,032)              (360,527)
                                                          -------------          -------------
        Total Shareholders' Equity                           85,249,875             85,518,459
                                                          -------------          -------------

Total Liabilities and Shareholders' Equity                $ 229,051,935          $ 201,259,091
                                                          =============          =============

The accompanying notes are an integral part of these consolidated financial statements.

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                           For the three months               For the nine months
                                                            ended September 30,               ended September 30,
                                                          1999              1998            1999             1998
                                                          ----              ----            ----             ----
REVENUES
Mortgage interest income                              $ 5,328,172      $ 4,377,340      $15,056,232      $ 7,853,189
Rental income                                           3,174,264        1,670,761        8,811,984        1,719,896
Fee income and other                                       22,500           97,625          317,500          147,625
Investment income                                          78,115          468,416          182,933          830,746
Gain on sale of loan                                           --               --          131,125               --
                                                      -----------      -----------      -----------      -----------
    Total Revenues                                      8,603,051        6,614,142       24,499,774       10,551,456

COSTS AND EXPENSES
Interest                                                2,742,664        2,246,764        8,311,380        3,142,303
Property operating expenses                             1,741,340          749,378        4,469,736          749,378
General and administrative                                387,172          267,263        1,176,034          756,036
Depreciation and amortization                             387,720          403,941        1,391,763          441,770
                                                      -----------      -----------      -----------      -----------
    Total Costs and Expenses                            5,258,896        3,667,346       15,348,913        5,089,487
                                                      -----------      -----------      -----------      -----------

Net Income before minority interest                   $ 3,344,155      $ 2,946,796      $ 9,150,861      $ 5,461,969
                                                      -----------      -----------      -----------      -----------

Minority interest                                              --              --            17,761               --

Net Income                                            $ 3,344,155      $ 2,946,796      $ 9,168,622      $ 5,461,969
                                                      ===========      ===========      ===========      ===========

Net Income per common share-basic
                                                             $.54             $.48            $1.49            $1.32
                                                             ====             ====            =====            =====

Weighted average common shares outstanding-basic        6,165,614        6,157,359        6,165,428        4,146,869
                                                      ===========      ===========      ===========      ===========

Net income per common share-diluted                          $.54             $.48            $1.48            $1.30
                                                            =====            =====           ======           ======
Weighted average common shares
  outstanding-diluted                                   6,181,496        6,182,877        6,179,704        4,191,747
                                                      ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       For the nine months ended September 30,
                                                                                                1999               1998
                                                                                                ----               ----
Cash flows from operating activities
    Net Income                                                                            $  9,168,622       $  5,461,969
   Adjustments to reconcile net income to net cash provided by operating activities:
      Gain on sale of loan                                                                    (131,125)                --
      Minority interest                                                                        (17,761)                --
      Depreciation and amortization                                                          1,391,763            441,770
      Amortization of original issue discount                                                     --               (5,001)
      Accretion of loan discount                                                              (566,307)          (191,604)
      Increase in restricted cash                                                           (8,121,890)              --
      Increase in accrued interest receivable                                               (1,564,052)        (1,124,167)
      Increase in prepaid expenses and other assets                                           (407,192)          (943,050)
      Increase (decrease) in accounts payable and accrued liabilities                           86,786           (400,764)
      Increase in accrued interest payable                                                     280,613            830,553
      Increase in deferred interest payable                                                    551,601                 --
      Increase in tenant security deposits                                                     100,950             39,123
      Increase in deferred income                                                              507,163             36,000
      Increase in borrowers' escrows                                                         7,719,568          1,032,700
      Decrease in due affiliate                                                                     --         (1,579,330)
                                                                                          ------------       ------------
         Net cash provided by operating activities                                        $  8,936,912       $  3,660,026
                                                                                          ------------       ------------

Cash flows from investing activities
      Purchase of furniture, fixtures and equipment                                             (5,460)          (116,876)
      Real estate loans purchased                                                          (14,835,230)       (20,646,388)
      Real estate loans originated                                                         (23,659,877)       (76,640,580)
      Proceeds from sale of loan                                                             2,481,782                 --
      Principal repayments of loans                                                         24,844,266         13,801,878
      Real estate purchases and improvements                                                (2,387,001)        (2,456,336)
      Utilization of reserves held by mortgagee to pay taxes                                    77,541                 --
                                                                                          ------------       ------------
          Net cash used in investing activities                                           $(13,483,979)      $(86,058,302)
                                                                                          ------------       ------------

Cash flows from financing activities
      Advances on secured line of credit                                                    14,000,000                 --
      Issuance of common stock, net                                                               --           88,034,366
      Payment of dividends                                                                  (6,288,640)        (5,644,396)
      Principal repayments on senior indebtedness                                             (284,842)          (214,177)
      Principal repayments on long-term debt                                                  (327,397)                --
      Proceeds of long-term debt                                                                    --          1,100,000
      Other                                                                                     (4,079)                --
                                                                                          ------------       ------------
          Net cash provided by financing activities                                       $  7,095,042       $ 83,275,793
                                                                                          ------------       ------------

Net change in cash and cash equivalents                                                      2,547,975            877,517
                                                                                          ------------       ------------

Cash and cash equivalents, beginning of period                                               5,011,666                 --
                                                                                          ------------       ------------

Cash and cash equivalents, end of period                                                  $  7,559,641       $    877,517
                                                                                          ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at September 30, 1999 and the results of operations and the cash flows for the three and nine months ended September 30, 1999 and 1998. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operation for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - RESTRICTED CASH AND BORROWERS' ESCROWS

         Restricted cash and Borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for the related loan.

NOTE 3-INVESTMENTS IN REAL ESTATE LOANS

         The Company's portfolio of Investments in real estate loans consisted of the following at September 30, 1999:

               Long-term first mortgages and senior loan participations       $ 27,999,744
               Mezzanine (including wraparound) loans                           77,020,923
               Short-term bridge loans                                          32,360,161
               Less: Provision for loan losses                                    (226,157)
                                                                              ------------
                    Investments in real estate loans                           137,154,671
               Less: Senior indebtedness secured by real estate
                     underlying the Company's wraparound loans                 (45,837,632)
                                                                              ------------
                    Net Investments in real estate loans                      $ 91,543,199
                                                                              ============

         The following is a summary description of the assets contained in the Company's portfolio of Investments in real estate loans:

                                                              Number of     Average Loan-to-   Yield              Range of
                Type of Loan                                    Loans           Value          Range              Maturities
                ------------                                    -----           -----          -----              ----------
Long-term first mortgages and senior loan participations           6              45%           9-16%           3/28/01-10/31/03
Mezzanine (including wraparound) loans                            12              85%          10-18%            1/1/03-1/31/09
Short term bridge loans                                            4              78%          15-36%           11/30/99-7/29/00

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (CONTINUED)
                                   (Unaudited)

         Approximately $81.9 million of the loans are secured by multi-family residential properties and $55.5 million of the loans are secured by commercial properties.

         As of September 30, 1999, twelve of the Company's purchased loans were still subject to forbearance agreements or other contractual restructurings that existed at the time the Company acquired the loans. During the quarter ending September 30, 1999, all payments under the agreements were timely made and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining ten loans in the Company's portfolio were performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of September 30, 1999.

         As of September 30, 1999, senior indebtedness secured by real estate underlying the Company's wraparound loans consists of the following:

           Loan payable, secured by real estate, monthly
           installments of $13,789, including interest at
           7.08%, remaining principal due December 1, 2008            $1,916,827

           Loan payable, secured by real estate, monthly
           installments of $17,051, including interest at
           6.83%, remaining principal due December 1, 2008             2,423,328

           Loan payable, secured by real estate, monthly
           installments of $10,070, including interest at
           6.83%, remaining principal due December 1, 2008             1,529,188

           Loan payable, secured by real estate, monthly
           installments of $80,427, including interest at 6.95%,
           remaining principal due July 1, 2008                       12,003,764

           Loan payable. secured by real estate, monthly
           installments of $28,090, including interest at 6.82%,
           remaining principal due November 1, 2008                    4,262,286

           Loan payable, secured by real estate, monthly
           installments of $72,005, including interest at
           7.55%, remaining principal due December 1 2008              9,906,500

           Loan payable, secured by Company's interest in
           short-term bridge loan of $17,576,712, interest
           only at 8.25% due monthly, principal balance due
           December 1, 1999                                           12,000,000

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (CONTINUED)
                                   (Unaudited)

           Loan payable, secured by real estate, monthly
           installments of $17,370, including interest at 10%,
           remaining principal due June 30, 2003                      1,795,739
                                                                    -----------

                                                                    $45,837,632
                                                                    ===========

         As of September 30, 1999 the senior indebtedness secured by real estate underlying the Company's wraparound loans maturing in 1999, over the next four years, and the aggregate indebtedness maturing thereafter is as follows:

                            1999        $ 12,099,805
                            2000             418,384
                            2001             450,152
                            2002             483,182
                            2003           2,176,777
                      Thereafter          30,209,332
                                        ------------
                                        $ 45,837,632
                                        ============

NOTE 4-INVESTMENTS IN REAL ESTATE

         Investments in real estate are comprised of the following at September 30, 1999:

                Land                                     $ 5,621,425
                Office buildings and improvements         64,556,080
                Apartment buildings                        4,293,803
                                                         -----------
                     Subtotal                             74,471,308
                Less: Accumulated depreciation            (2,028,102)
                                                         -----------
                     Investments in real estate, net     $72,443,206
                                                         ===========

         As of September 30, 1999, long term debt secured by the Company's Investments in real estate consists of the following:

                Loan payable, secured by real estate, monthly
                installments of $8,008, including interest at
                7.33%, remaining principal due August 1, 2008     $ 1,082,627

                Loan payable, secured by real estate, monthly
                installments of $288,314, including interest at
                6.85%, remaining principal due August 1, 2008      43,551,832(1)

                Loan payable, secured by real estate, monthly
                payments of interest only at 10%, principal due
                August 1, 2008                                      4,691,640(1)

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (CONTINUED)
                                   (Unaudited)

                Loan payable, secured by partnership interests
                in a real estate partnership, monthly payments
                of interest only at 8.19%, additional interest
                of 3.81% is deferred and payable from net cash
                flow, principal and deferred interest due
                September 1, 2008                                  18,139,615(1)

                Loan payable, secured by real estate, monthly
                installments of $23,345, including interest at
                9.75%, remaining principal due January 1, 2001      2,650,460
                                                                  -----------

                                                                  $70,116,174
                                                                  ===========

-----------------
(1) These loans all relate to a single investment in real estate.

         As of September 30, 1999 the amount of long-term debt secured by the Company's Investments in real estate maturing in 1999, over the next four years, and the aggregate indebtedness maturing thereafter, is as follows:

                              1999            $   121,155
                              2000                498,196
                              2001              3,130,761
                              2002                545,628
                              2003                584,836
                        Thereafter             65,235,598
                                              -----------
                                              $70,116,174
                                              ===========

NOTE 5-SECURED LINE OF CREDIT

         In April 1999, the Company established a $20.0 million secured line of credit with interest at the Wall Street Journal Prime Rate. The facility has a two-year term with a one-year extension option, and an 11-month non-renewal notice requirement. This facility is used to enhance the Company's ability to expand its loan portfolio and to generate income from that portfolio. As of September 30, 1999, $14.0 million was outstanding on the line of credit at 8.25%, interest due monthly.

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

Overview

         The Company commenced investment operations in January 1998. Its principal business objective is to generate income for distribution to its shareholders from a combination of interest, rents and distributions from loans that the Company originates and funds, loans or property interests acquired and other investments. The Company completed two public offerings of its common shares during 1998 and utilized these proceeds and its line of credit to build its investment portfolio.

Liquidity and Capital Resources

         Since commencement of investment operations in January 1998, the principal source of the Company's capital resources has been the two offerings of its Common Shares which, after offering costs and underwriting discounts and commissions, resulted in net proceeds to the Company of $86.0 million. Secondarily, the Company has obtained capital resources from the repayment, refinancing, and sale of loans in its portfolio (or principal payments on those loans), aggregating $10.0 million for the quarter ended September 30, 1999 ($27.3 million for the nine months ended September 30, 1999). The principal use of these funds has been the origination, acquisition and purchase of loans in the amount of $15.4 million for the quarter ended September 30, 1999 ($38.5 million for the nine months ended September 30, 1999), and the purchase of real estate and improvements in the amount of $763,000 for the quarter ended September 30, 1999 ($5.6 million for the nine months ended September 30, 1999).

         The Company also receives funds from interest payments on its loans and operating income from its property interests. As required by the Internal Revenue Code of 1986, the Company utilizes these funds (to the extent of not less than 95% of its taxable income) to pay dividends to its shareholders. For the quarter ended September 30, 1999, the Company declared dividends of $3.1 million, which were paid on October 15, 1999.

         In the third quarter of 1999, the Company utilized an additional $4.9 million of the $20.0 million available ($14.0 million outstanding at September 30, 1999) from its secured line of credit, together with $10.0 million repaid on one loan, to originate two loans totaling $14.8 million. In order to maintain liquidity, the Company continues to pursue a strategy of providing shorter-term financing to its borrowers (generally in the form of bridge financing) to increase the turnover of its investments, and pursuing borrower refinancing of the Company's loans through senior lenders, with the Company retaining junior interests. The Company is not currently experiencing material difficulties in originating shorter-term financings or obtaining senior lien refinancings on acceptable terms.

         At September 30, 1999, the Company had approximately $10.5 million in funds available for investment. This includes cash of $7.6 million ($3.1 million of cash held at September 30, 1999 was reserved to pay a cash dividend on October 15, 1999) and availability of $6.0 million on the secured line of credit. In addition, the Company holds borrowers' funds (classified as Restricted Cash and Borrowers' Escrows, $8.1 million at September 30, 1999) to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for the related loan. All cash was temporarily invested in a money-market account that the Company believes has a high degree of liquidity and safety.

         Results of Operations

         The Company had average earning assets for the three and nine months ended September 30, 1999 of $98.6 million and $93.3 million, respectively ($85.7 million and $64.8 million for the three and nine months ended September 30,
1998), including $7.4 million and $6.3 million of average earning assets invested in a money-market account for the three and nine months ended September 30, 1999, respectively ($26.4 million and $26.9 million for the three and nine months ended September 30, 1998). The increase in total average earning assets and the decrease in average earning assets invested in a money-market account from both the three and nine months ended September 30, 1998 to the corresponding period in 1999 was due to the origination of loans and the acquisition of loans and property interests, in part utilizing non-recourse debt financing.

         Interest income derived from loans was $5.3 million and $15.1 million for the three and nine months ended September 30, 1999 as compared to $4.4 million and $7.9 million for the corresponding periods in 1998. Interest income from the money market account was $78,000 and $183,000 for the three and nine months ended September 30, 1999 compared to $468,000 and $831,000 for the corresponding periods in 1998. The increase in interest income derived from loans and the decrease in interest income from the money market account were due to the Company's investment of the proceeds of its two public offerings in 1998. The yield on average earning non-money market assets was 18.6% and 18.4% for the three and nine months ending September 30, 1999 and was 18.6% and 18.3% for the corresponding periods in 1998. The yield on average earning money market account assets was 4.8% and 4.4% for the three and nine months ending September 30, 1999, as compared to 5.3% for both the three and nine months ending September 30, 1998. The decrease in yield on average earning money market account assets was due to a decrease in amounts paid by banks on money market funds. The Company derived $3.2 million from rents from its property interests for the quarter ended September 30, 1999 ($8.8 million for the nine months ending September 30, 1999) compared to $1.7 million for both the three and nine months ending September 30, 1998. The increase in rents from the Company's property interests from the three and nine months ending September 30, 1998 to the same periods in 1999 was due to the acquisition of a total of three property interests during the first and third quarters of 1998 and the second quarter of 1999.

         Twelve of the Company's purchased loans remained subject to forbearance agreements or other contractual restructurings that existed at the time the Company acquired the loans. During the quarter ending September 30, 1999, all payments under the agreements were timely made and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining ten loans in the Company's portfolio are performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of September 30, 1999.

         During the quarter ending September 30, 1999, the Company incurred expenses of $5.3 million ($15.3 million for the nine months ending September 30, 1999) compared to $3.7 million for the same period in 1998 ($5.1 million for the nine months ending September 30, 1998). The expenses consist of interest expense, operating expenses relating to the Company's property interests, general and administrative expenses and depreciation and amortization. Interest expense was $2.7 million and $8.3 million for the three and nine months ending September 30, 1999 as compared to $2.2 million and $3.1 million for the corresponding periods in 1998. Interest expense relates to interest payments made on senior indebtedness encumbering properties underlying the Company's investments in wraparound loans and properties owned by the Company and interest payments made on the Company's secured line of credit, all of which increased as a result of the increase in the Company's loan portfolio. Property operating expenses were $1.7 million and $4.5 million for the three and nine months ending September 30, 1999, compared to $749,000 for both the three and nine months ending September 30, 1998. Depreciation and amortization was $387,000 and $1.4 million for the three and nine months ending September 30, 1999 as compared to $404,000 and $442,000 for the corresponding periods in 1998. The increases in property operating expenses from the three and nine months ending September 30, 1998 to the corresponding periods in 1999, and the increase in depreciation and amortization from the nine months ending September 30, 1998 to the corresponding period in 1999, were due to the Company's acquisition of a total of three property interests in the first and third quarters of 1998 and the second quarter of 1999. General and administrative expenses were $387,000 and $1.2 million for the three and nine months ending September 30, 1999 as compared to $267,000 and $756,000 for the corresponding periods in 1998. The increase in general and administrative expenses from the second quarter of 1998 to the same period in 1999 was due to salary increases. General and administrative expenses increased from the first nine months of 1998 to the first nine months of 1999 because the first quarter of 1998 amounts did not reflect a full quarter of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Financial Data Schedule

(b) Reports on Form 8-K

(1) No reports were filed on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 15, 1999                         /s/ Ellen J. DiStefano
-------------------------------           -----------------------------------
DATE                                      Ellen J. DiStefano
                                          Chief Financial Officer
                                          (On behalf of the registrant and
                                          as its principal financial officer)