Form 10-Q/A
period 1999-09-30
RESOURCE ASSET INVESTMENT TRUST
filed 1999-11-17
CIK 1045425

                                  FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                         RESOURCE ASSET INVESTMENT TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             MARYLAND                                           23-2919819
- ----------------------------------                      -----------------------
 (State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)


             1845 WALNUT STREET, 10TH FLOOR, PHILADELPHIA, PA        19103
       ----------------------------------------------------------   -------
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

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       For the nine months ended September 30,
                                                                                                1999               1998
                                                                                                ----               ----
Cash flows from operating activities
    Net Income                                                                            $  9,168,622       $  5,461,969
   Adjustments to reconcile net income to net cash provided by operating activities:
      Gain on sale of loan                                                                    (131,125)                --
      Minority interest                                                                        (17,761)                --
      Depreciation and amortization                                                          1,391,763            441,770
      Amortization of original issue discount                                                     --               (5,001)
      Accretion of loan discount                                                              (566,307)          (191,604)
      Increase in restricted cash                                                           (8,121,890)              --
      Increase in accrued interest receivable                                               (1,564,052)        (1,124,167)
      Increase in prepaid expenses and other assets                                           (407,192)          (943,050)
      Increase (decrease) in accounts payable and accrued liabilities                           86,786           (400,764)
      Increase in accrued interest payable                                                     280,613            830,553
      Increase in deferred interest payable                                                    551,601                 --
      Increase in tenant security deposits                                                      39,123            100,950
      Increase in deferred income                                                              507,163             36,000
      Increase in borrowers' escrows                                                         7,719,568          1,032,700
      Decrease in due affiliate                                                                     --         (1,579,330)
                                                                                          ------------       ------------
         Net cash provided by operating activities                                        $  8,936,912       $  3,660,026
                                                                                          ------------       ------------

Cash flows from investing activities
      Purchase of furniture, fixtures and equipment                                             (5,460)          (116,876)
      Real estate loans purchased                                                          (14,835,230)       (20,646,388)
      Real estate loans originated                                                         (23,659,877)       (76,640,580)
      Proceeds from sale of loan                                                             2,481,782                 --
      Principal repayments of loans                                                         24,844,266         13,801,878
      Real estate purchases and improvements                                                (2,387,001)        (2,456,336)
      Utilization of reserves held by mortgagee to pay taxes                                    77,541                 --
                                                                                          ------------       ------------
          Net cash used in investing activities                                           $(13,483,979)      $(86,058,302)
                                                                                          ------------       ------------

Cash flows from financing activities
      Advances on secured line of credit                                                    14,000,000                 --
      Issuance of common stock, net                                                               --           88,034,366
      Payment of dividends                                                                  (6,288,640)        (5,644,396)
      Principal repayments on senior indebtedness                                             (284,842)          (214,177)
      Principal repayments on long-term debt                                                  (327,397)                --
      Proceeds of long-term debt                                                                    --          1,100,000
      Other                                                                                     (4,079)                --
                                                                                          ------------       ------------
          Net cash provided by financing activities                                       $  7,095,042       $ 83,275,793
                                                                                          ------------       ------------

Net change in cash and cash equivalents                                                      2,547,975            877,517
                                                                                          ------------       ------------

Cash and cash equivalents, beginning of period                                               5,011,666                 --
                                                                                          ------------       ------------

Cash and cash equivalents, end of period                                                  $  7,559,641       $    877,517
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
                                                                  -----------

                                                                  $70,116,174
                                                                  ===========

- -----------------
(1) These loans all relate to a single investment in real estate.

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



November 17, 1999                         /s/ Ellen J. DiStefano
- -------------------------------           -----------------------------------
DATE                                      Ellen J. DiStefano
                                          Chief Financial Officer
                                          (On behalf of the registrant and
                                          as its principal financial officer)