Form 10-K
period 1999-12-31
RESOURCE ASSET INVESTMENT TRUST
filed 2000-03-30
CIK 1045425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from_________ to__________

                         Commission file Number 1-14760

                         RESOURCE ASSET INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)

             MARYLAND                                       23-2919819
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

      c/o RAIT Partnership, L.P.
    1845 WALNUT STREET, 10TH FLOOR
           PHILADELPHIA, PA                                    19103
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (215) 861-7900


Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
COMMON SHARES OF BENEFICIAL INTEREST                   AMEX

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
Yes  X   No
    ----    ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing price of such shares on March 28, 2000 was approximately $58.3 million.

                      DOCUMENTS INCORPORTATED BY REFERENCE

Portions of the proxy statement for registrant's Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                                     PART I


Item 1. Business

General

         Resource Asset Investment Trust ("RAIT"), together with its wholly-owned subsidiaries, RAIT General, Inc. (the "General Partner"), RAIT Limited, Inc. (the "Initial Limited Partner"), and RAIT Partnership, L.P. (the "Operating Partnership"), in which the General Partner currently owns a 1% interest and the Initial Limited Partner currently owns a 99% interest (collectively, the "Company"), is a Maryland real estate investment trust ("REIT") that has elected to be taxed as a REIT under the Internal Revenue Code (the "Code") beginning with its taxable year ending December 31, 1998. The Company's principal business activity is to provide or acquire loans (or participation interests in such loans) secured by mortgages on commercial real property or similar instruments (each a "Loan") in situations that, generally, do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. The Company emphasizes subordinated (or "mezzanine") financing, including wraparound financing, with principal amounts generally between $1.0 million and $10.0 million. The Company also provides short-term bridge financing in excess of the targeted size range where the borrower has committed to obtain take-out financing (or the Company believes that it can arrange such financing) to reduce the Company's investment to an amount within the targeted size range. The Company also acquires real properties, or interests therein ("Property Interests").

         The Company was formed in August 1997. The Company commenced operations upon completion of its initial public offering in January 1998, which resulted in net proceeds to the Company of $44.4 million. The Company made a second public offering in June 1998, which resulted in an additional $41.1 million of net proceeds to the Company. At December 31, 1999, the Company had total assets of $269.8 million including 23 Loans with a book value of $160.5 million (less senior debt of $78.5 million) and four Property Interests with a book value of $89.9 million (less senior debt of $82.7 million). At December 31, 1998 the company had total assets of $201.3 million including 25 Loans with a book value of $126.3 million (less senior debt of $46.9 million) and two Property Interests with a book value of $68.2 million (less senior debt of $67.3 million).

Investment Objectives and Policies

         The Company originates and acquires Loans secured by mortgages on real property or similar instruments in situations that do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. The Company's Loans consist of direct Loans to borrowers and the acquisition of existing Loans (or interests in either such kinds of Loans). In acquiring Loans the Company focuses on Loans that can be acquired at a discount to their outstanding balance and the appraised value of the underlying property. The Company also acquires Property Interests. The Company's investment in a Loan or a Property Interest will generally be between $1.0 million and $10.0 million. The Company is not, however, limited in the amount of any investment and may invest amounts that are larger or smaller than its targeted size range. The Company also provides short-term bridge financing in excess of the targeted size range where the borrower has committed to obtain take-out financing (or the Company believes that it or the borrower can arrange such financing) to reduce the Company's investment to an amount within the targeted size range. The Company seeks to generate income for distribution to its shareholders from a combination of interest, rents, distributions in respect of rents (where the Company owns an equity interest in a real property), proceeds from Appreciation Interests (as discussed below, see "Business - Types of Financing") and proceeds from the sale of portfolio investments.

Types of Financing

         The Company emphasizes subordinated (or "mezzanine") financing, including wraparound Loans. The Company also provides short-term bridge financing. The Company is not, however, limited as to the types of financing it may provide, and it may acquire or provide first lien financing. In originating new Loans, the Company endeavors to adapt the terms of its financing to the needs of its borrowers, utilizing a variety of financing techniques such as staged payments, event specific loan advances, different rates of interest payment and interest accrual, deferred (or "balloon") principal payments and similar techniques. The Company's Loans typically are not insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed (except by borrowers or their affiliates, in certain cases) or insured.

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

         The Company may acquire Loans that are not secured by recorded or perfected liens. Of the 23 Loans in the Company's portfolio as of December 31, 1999, five loans (6.9% by book value of the Company's portfolio at December 31, 1999) were not so secured. Of the 25 Loans in the Company's portfolio as of December 31, 1998, five loans (8.7% by book value of the Company's portfolio at December 31, 1998) were not so secured. Management believes that, with respect to any such Loans (including existing Loans), the following matters serve to mitigate the Company's risks where no recorded perfected lien exists. First, rents and other cash flow from the underlying properties generally will be deposited directly to a bank account controlled by the Company. Second, future liens encumbering the underlying properties are generally prohibited by the senior lenders. Finally, the Company generally will hold a deed-in-lieu of foreclosure that may enable it to enforce its rights against the underlying property in an expedited fashion. However, none of these factors will assure that these Loans are collected. Moreover, filing a deed-in-lieu of foreclosure with respect to these Loans may (and, with respect to the existing Loans, will) constitute an event of default under related senior debt. Any such default would require the Company to acquire or pay off the senior debt in order to protect its investment.

         The Company seeks to originate or acquire Loans that not only have current cash returns higher than those obtained in typical first lien institutional financing but that also have various features designed to increase the return over the term of the Loans. In particular, the Company seeks to include provisions allowing it to participate in any appreciation of the value of properties underlying the Loans or in any increase in property revenues from rents ("Appreciation Interests"). The Company typically seeks an Appreciation Interest at a rate of not less than 25%, and may seek to obtain either or both types of Appreciation Interests. The Company believes that obtaining Appreciation Interests may be advantageous to it because the Company will thus have the opportunity of participating in the growth in value of the real property being financed (and, therefore, the opportunity of gaining additional compensation). However, obtaining Appreciation Interests may limit or, possibly, reduce the amount of current interest that the Company might otherwise be able to obtain on a Loan. There can be no assurance that the Company will be able to obtain an Appreciation Interest in any Loan, or as to the final terms (including rate) under which it may be obtained. Moreover, because Appreciation Interests are more usually associated with subordinated loans in order to compensate the lender for its subordinated position, the Company may not be able to find borrowers willing to give Appreciation Interests in first mortgage loans (to the extent originated by the Company) on terms acceptable to the Company. Fifteen and seventeen of the Loans in the Company's portfolio as of December 31, 1999 and 1998, respectively, had Appreciation Interests.

Loan Origination Sources

         To generate loan originations, the Company relies primarily upon the relationships senior management has developed as a result of their experience in the mortgage lending, real estate and real estate finance industries with developers, commercial real estate brokers, mortgage bankers, real estate investors and other direct borrowers or referral sources, including lenders providing financing through securitization (with respect to financing not meeting their standard criteria). With respect to Loan acquisition, the Company also relies on senior management's existing knowledge of and relationships with institutional holders (primarily banks and insurance companies) who may wish to dispose of under-performing loans in their existing portfolios that meet the Company's financing criteria. These institutional lenders may also refer to the Company loan opportunities presented to them that they do not wish to underwrite.

Certain Financial Guidelines

         The Company has established financial guidelines for use in evaluating financing proposals. The Company may depart from one or more of the guidelines in underwriting any particular Loan, provided that the Company's Loan portfolio, in the aggregate, is in compliance. The guidelines provide as follows: (i) the property underlying the Loan will have a current appraised value of not less than 25% below the property's estimated replacement cost, (ii) the size of the Loan will be between $1.0 million and $10.0 million, (iii) the ratio of current cash flow to debt service on senior lien loans with respect to the underlying property will be at least 1.25 to 1, (iv) the ratio of current cash flow to debt service on both senior loans and the Company's Loan will be at least 1.1 to 1,
(v) the cash flow from the underlying property will be sufficient to yield a current return on the Company's investment of no less than 10% per year, (vi) the aggregate of all outstanding senior debt may not exceed 75% of the appraised value of the underlying property, and (vii) the aggregate of outstanding senior debt plus the amount of the Company's Loan may not exceed 90% of the appraised value of the underlying property. The "appraised value" of a property for purposes of the guidelines is the estimate by an independent real estate appraiser of the fair market value of the property, taking into account standard valuation methodologies. The Company's estimate as to replacement cost is generally based upon information developed by the Company from developers, contractors and other persons regarding construction costs both generally and with respect to similar properties in the area. Except for seven Loans at December 31, 1999 that exceeded a loan-to-value ratio of 90% (constituting 4.5% of the Company's total assets, by book value at December 31, 1999) and six loans at December 31, 1998 that exceeded a loan-to-value ratio of 90% (constituting 5.6% of the Company's total assets, by book value at December 31, 1998) each of the Company's other Loans at December 31, 1999 and 1998 conformed to the guidelines. The Company's Loan portfolio, in the aggregate, conforms to the guidelines.

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

Location of Properties Relating to Loans

         The Company generally finances properties located in metropolitan areas of the United States where there is a significant amount of small, multi-family residential, office and other commercial properties. Initially, the Company has focused its financing activities in Philadelphia, Pennsylvania and the Baltimore/Washington corridor, with a particular emphasis on the Philadelphia metropolitan area as a result of senior management's existing experience and relationships. Of the 23 Loans in the Company's portfolio as of December 31, 1999, fourteen related to properties located in the Philadelphia metropolitan area, and five were located in the Baltimore/Washington corridor. Of the 25 Loans in the Company's portfolio as of December 31, 1998, eighteen related to properties located in the Philadelphia metropolitan area, and four were located in the Baltimore/Washington corridor. The Company is not, however, limited as to the geographic areas in which it may provide Loans and, accordingly, it may provide Loans in metropolitan areas other than Philadelphia and the Baltimore/Washington corridor, in metropolitan areas that do not readily fit the Company's targeted characteristics, or in geographic areas that are outside of metropolitan areas, as appropriate opportunities are identified, and such Loans may (although it is not currently anticipated that they will) constitute a material portion of the Company's investment portfolio.

Types of Properties Relating to Loans

         The Company will focus its financing activities on multi-family residential, office and other commercial properties with property values generally between $2.0 million and $30.0 million. The Company may, in appropriate circumstances as determined by the Board of Trustees, provide financing to properties with values outside this range, as was the case with eight (constituting 30.6% of the Company's total assets at December 31, 1999) Loans in the Company's portfolio as of December 31, 1999 and seven (constituting 17.0% of the Company's total assets at December 31, 1998) Loans in the Company's portfolio as of December 31, 1998. The Company does not normally finance undeveloped property or make loans in situations where construction is involved except where the underlying property (and any additional real property collateral which the Company may require as security), as it exists at the time of the Company's financing, meets the Company's loan-to-value guidelines. In situations where a loan is made with respect to a property that does not meet the Company's cash flow guidelines, the Company will typically require that the developers and their controlling persons personally guarantee the Loan, and that some or all of such persons, individually or in the aggregate, have net worth sufficient to repay the Loan in the event of default. Any such Loan may also condition funding upon the satisfaction of certain property income or occupancy criteria. The Company is not limited in the amount or percentage of its assets it may lend against any category of property. The Company generally seeks to make loans or investments (including Property Interests) the amount of which (together with all other loans or investments by the Company) do not exceed (i) with respect to any one property, 5% of the Company's total assets, or (ii) with respect to any one person or its affiliates, 10% of the Company's total assets. Certain Loans the Company acquired from its sponsor, Resource America, Inc. ("RAI") as its initial investments in connection with its initial public offering (the "Initial Investments") were specifically excluded from these guidelines. The Company is not limited, however, in the amount it may invest in any one property and may exceed the guidelines where the Board of Trustees determines that the investment characteristics of the Loan are otherwise appropriate for the Company. At December 31, 1999, two of the Company's Loans (constituting 22.4% of the Company's total assets at December 31, 1999), exceeded the guideline amount. At December 31, 1998, five of the Company's Loans (constituting 35.0% of the Company's total assets at December 31, 1998), exceeded the guideline amount.

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

         The Company has historically obtained some portion of the Loans it acquires from RAI. The Company may seek to acquire additional Loans from RAI in the future. However, the investments that may be acquired from RAI are limited to a maximum of 30% of the Company's investments based upon the Company's cost, excluding the Initial Investments (6.1% and 17.0% of the Company's total assets at December 31, 1999 and 1998, respectively). During 1999, the Company had participated with RAI in one Loan, repurchased a junior loan interest from RAI, sold a first mortgage to RAI and purchased two Loans from RAI. During 1998, aside from the Initial Investments, the Company had purchased three loan participations from RAI, participated with RAI in two Loans, and sold one loan participation to RAI. At December 31, 1999, the Loans the Company acquired from or originated with RAI constituted 26.9% of total assets (16.8% of total assets at December 31, 1998) on a cost basis, excluding the Initial Investments.

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

         The Company's current Property Interests are located in the same geographic area, and are of the same type, as the properties underlying its Loans. Two of the Company's Property Interests at December 31, 1999 were located in the Philadelphia metropolitan area and one of the Company's Property Interests at December 31, 1999 was located in the Baltimore/Washington corridor. One of the Company's Property Interests at December 31, 1998 was located in the Philadelphia metropolitan area. The Company is not limited, however, as to the geographic areas in which it may acquire Property Interests. The Property Interests will involve the same types of properties as those for which the Company intends to provide financing. The Company does not manage any Property Interests, but retains the services of third-party management companies, including (subject to approval by a majority of the Independent Trustees) Brandywine Construction & Management ("Brandywine"), an affiliate of RAI.

         In addition to acquiring a property directly, the Company may also acquire interests in a property, typically in the form of an interest in a partnership, joint venture or limited liability company owning the property. These interests will be acquired either to provide financing in situations where further debt financing cannot be used, where further debt financing is inappropriate (as, for example, where senior lienors have imposed covenants against further borrowing or against the imposition of junior liens), or where the Company is seeking an equity interest in a property (similar to an Appreciation Interest) as part of a financing package. Where the Company does not own substantially all of the interest, it will typically require that its interests be preferred over the interests of other owners both as to current distributions and repayment of invested capital. The Company also typically requires that the owners incur no further debt and issue no equity interest of equal rank with or senior to the Company's interest without the Company's consent. However, the Company is not limited in the kinds of equity interests that it may acquire and can, accordingly, acquire interests that are not preferred or permit co-owners of the properties to incur further debt without the Company's consent. The Company endeavors to structure these investments so that they qualify as real estate assets within the meaning of the Code and so that the income therefrom qualifies as income from interests in real estate within the meaning of the Code. The Company will closely monitor any such investment that does not qualify as a real estate asset so that the Company's qualification as a REIT will not be jeopardized. The Company also closely monitors any such investments so that the Company will not jeopardize its exemption from the registration requirements of the Investment Company Act. One of the Company's current Property Interests is in the form of an 89% partnership interest in a partnership that owns a property and another is a 25% membership in a limited liability corporation that owns a property.

Leverage

         Although the Company is permitted to incur recourse debt to fund its investment in Loans or Property Interests, the Company generally will not do so unless it does not have immediately available capital sufficient to enable it to acquire a particular investment. The Company may also incur recourse debt in order to prevent default under loans senior to the Company's Loan or to discharge senior loans entirely if this becomes necessary to protect the Company's Loan. This may occur if foreclosure proceedings are instituted by the holder of a mortgage interest which is senior to the Company's Loan or if filing a deed-in-lieu of foreclosure upon default of the Company's Loan would constitute a default under a related senior loan. The Company may incur recourse indebtedness in order to assist in the operation of any property financed by the Company and as to which the Company has subsequently taken over operations as a result of default, or to protect its Loan. The Company may also borrow to the extent the Company deems it necessary to meet REIT distribution requirements imposed by the Code. Some or all of the Company's assets may collateralize debt incurred by the Company. The Company anticipates that, in normal operations, it will not exceed a debt to equity ratio of 0.5 to 1.0. For purposes of calculating this ratio, the Company's indebtedness will be equal to all recourse indebtedness of the Company, and equity will be equal to the fair market value of the Company's net assets based upon the most recent appraised value of the properties underlying the portfolio. However, where the Company's Loan is in the form of wraparound financing, the stated principal amount of the Loan for book purposes is increased by the amount of the senior debt to which the underlying property is subject, and the Company records a corresponding liability, even where the sole recourse for the senior debt is to the underlying property. Any such senior debt is not included in calculating the Company's debt to equity ratio. The Company is not limited as to the amount of debt that it may incur, and may have a debt to equity ratio that may from time to time vary substantially from 0.5 to 1.0, if appropriate investment opportunities are presented. At December 31, 1999, the Company had a debt to equity ratio of .16 to 1.0. At December 31, 1998, the Company had no debt for purposes of the above calculation.

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

Portfolio Turnover

         The Company does not purchase investments with the intention of engaging in short-term trading. The Company may, however, sell any particular investment and reinvest proceeds (subject to distribution requirements and limitations on asset sales imposed on a REIT by the Code), when it is deemed prudent by the Company's management, regardless of the length of the holding period. In addition, the Company may provide bridge loan financing requiring repayment within a substantially shorter period of time than the Company's other Loans. The Company may reinvest the proceeds of such Loans into new loans or may roll over such bridge loans to permanent financing. For the year ended December 31, 1999, the Company sold one loan to RAI for $2.5 million. For the year ended December 31, 1998, the Company sold a junior participation in one Loan to RAIT for $4.0 million.

Existing Investments

         At December 31, 1999, the Company's investments consisted of four Property Interests and 23 Loans or Loan participations. At December 31, 1998 the Company's investments consisted of two Property Interests and 25 Loans or Loan participations.

Property Interests

         On November 26, 1999, the Company converted its interests in two Loans with a combined book value of $19.5 million into a 100% equity interest in a partnership that owns the underlying property: a 500-unit apartment building in Philadelphia, Pennsylvania with an appraised value of $20.1 million. Subsequent to its purchase of the property, the Company obtained non-recourse, third party financing for the property in the original principal amount of $15.0 million ($15.0 million at December 31, 1999) bearing interest at 7.73%. The mortgage is payable on a 30-year amortization schedule (requiring monthly debt service payments of $100,255) and becomes due on December 1, 2009.

         On June 30, 1999, a wholly owned subsidiary of the Company purchased a 168-unit apartment complex in Baltimore, Maryland for $4.5 million which consisted of $1.9 million paid in cash and the assumption of a first mortgage in the amount of $2.6 million. In November 1999, the Company sold 75% of its interest in the subsidiary to a third party, and converted the remainder of its interest into a preferred equity interest. This transaction reduced the Company's investment in the subsidiary to $1.5 million. The Company receives a preferred return of 11.0% on $1.2 million of its equity (9% payable currently, 2% accruing and payable from cash flow (as defined) after November 30, 2001) as well as a preferred participation in additional cash flow (as defined) after November 30, 2001. Simultaneously, the first mortgage was refinanced with non-recourse, third party financing in the amount of $3.9 million ($3.9 million at December 31, 1999), bearing interest at 7.88%, amortizing on a 30-year schedule, requiring monthly debt service payments of $28,153, and due November, 2009.

         On July 21, 1998, the Company purchased an 89% interest in a partnership that owns a property in Philadelphia, Pennsylvania for $750,000. The property is subject to senior lien interests existing at the time of the Company's acquisition of its interest aggregating approximately $65 million. The property consists of 456,000 square feet of retail/office space that was 100% and 97% occupied as of December 31, 1999 and 1998, respectively at an average rental of $20.44 per square foot and $19.39 per square foot at December 31, 1999 and 1998, respectively, plus certain expenses. The property's long-term debt is made up of the following loans: (1) a first mortgage with a balance of $43.4 million at December 31, 1999 ($43.9 million at December 31, 1998), bearing interest at 6.85%, amortizing on a 30-year schedule, requiring monthly debt service payments of $288,314, and due August 1, 2008; (2) a second mortgage with a balance of $4.9 million at December 31, 1999 ($4.4 million at December 31, 1998), bearing interest at 10%, with interest payments due monthly from the net cash flow (as defined) of the property, which is due August 1, 2008; and (3) a promissory note with a balance of $18.3 million at December 31, 1999 ($17.9 million at December 31, 1998), bearing interest at 12%, with a pay rate of a minimum of 8.19%, which is due on September 1, 2008. The Company receives certain payments, after payments due on the first mortgage, which are equivalent to a 12% return on the Company's investment.

         On March 17, 1998, the Company purchased a property in Rohrerstown, Pennsylvania for $1,655,000. The property, which consists of a 12,630 square foot building on 2.193 acres, is currently being used as a diagnostic imaging center by a subsidiary of a large health care provider. The tenant has occupied the property since December 1997 and pays rent of approximately $169,000 per year (approximately $13.40 per square foot) under a "triple net" lease that terminates on February 28, 2008. Subsequent to its purchase of the property, the Company obtained non-recourse, third party financing for the property with a mortgage loan in the original principal amount of $1.1 million ($1.08 million and $1.09 million at December 31, 1999 and 1998, respectively) bearing interest at 7.33%. The mortgage is payable on a 25-year amortization schedule (requiring monthly debt service payments of $8,008) and becomes due on August 1, 2008.

         Loans. The following table sets forth certain information regarding the Loans as of December 31, 1999:

                                                                                    Average
                                              Investments in Real    Number of      Loan-to-        Yield             Range of
          Type of Loan                           Estate Loans          Loans         Value          Range            Maturities
          ------------                           ------------          -----         -----          -----            ----------
Long-term first mortgages and senior loan
participations............................       $ 11,030,530            6            44%           10-15%         3/28/01-7/14/09
Mezzanine (including wraparound) loans....       $115,762,704(1)        12            86%           11-18%          2/1/02-1/31/09
Short term bridge loans...................       $ 33,860,161(2)         5            78%           15-30%         5/31/00-12/2/00

(1) Includes $66,478,730 of senior financing.
(2) Includes $12,000,000 of senior financing.

         Long Term First Mortgages and Senior Loan Participations

         Description of Long Term First Mortgages and Senior Loan Participations (the "First Mortgage Loans") and the Collateral. Each of the First Mortgage Loans bears interest at a fixed rate per annum and requires specified debt service payments either on an interest only basis (five and eight Loans at December 31, 1999 and 1998, respectively) or on the basis of a specified principal amortization schedule plus interest (one Loan at December 31, 1999 and 1998). At December 31, 1999, five (seven at December 31, 1998) of the First Mortgages were cash flow mortgages; however in one such situation (in two situations at December 31, 1998), the Company owned a participation in the first mortgage and is therefore only entitled to a specified monthly payment. At December 31, 1999 the First Mortgage Loans were secured by multi-family apartment buildings and a commercial building in the greater Philadelphia area. At December 31, 1998 the First Mortgage Loans were secured by multi-family apartment buildings in the greater Philadelphia area, Chicago, Illinois, and Pittsburgh, Pennsylvania.

         Prepayment Terms. At December 31, 1999 and 1998 all First Mortgage Loans except one (in the amount of $2.0 million) were prepayable without penalty.

         Appreciation Interests. At December 31, 1999, five First Mortgage Loans (in the aggregate amount of $5.4 million, including four cash flow mortgages) included Appreciation Interests based on cash flow and property appreciation. At December 31, 1998, six First Mortgage Loans (in the aggregate amount of $16.8 million, including five cash flow mortgages) included Appreciation Interests based on cash flow and property appreciation.

         Limited Non-Recourse. The First Mortgage Loans are generally nonrecourse loans as to which, in the event of a default under such loans, recourse generally may be had only against the collateral, subject to certain standard carve-outs relating to defaults involving fraud, misappropriation of rents, environmental obligations, interference with the lender's rights upon a default, and similar matters.

         Prohibition on Sale, Encumbrance and Transfer. The First Mortgage Loans prohibit the transfer, sale or encumbrance of the real properties or interests in the borrowers related to such First Mortgage Loans, with certain specified exceptions.

Mezzanine (Including Wraparound) Loans

         Description of Mezzanine (including wraparound) Loans (the "Mezzanine Loans") and the Collateral. Each of the Mezzanine Loans bears interest at a fixed rate per annum and requires specified debt service payments either on an interest only basis (ten and nine Loans at December 31, 1999 and 1998, respectively) or on the basis of a specified principal amortization schedule plus interest (two Loans at December 31, 1999 and 1998). At December 31, 1999, eight (six at December 31, 1998) of the Mezzanine Loans were cash flow mortgages, however in two (three at December 31, 1998) of such situations, the Company owned a participation in the Mezzanine Loan and is therefore only entitled to a specified monthly payment. At December 31, 1999 the Mezzanine Loans were secured by multi-family apartment buildings in Philadelphia, Pennsylvania, Forrestville, Maryland, and Baltimore, Maryland, and commercial buildings in Philadelphia, Pennsylvania, Alexandria, Virginia, Washington, D.C., Atlanta, Georgia, Indianapolis, Indiana and Centreville, Virginia. At December 31, 1998, the Mezzanine Loans were secured by multi-family apartment buildings in Philadelphia, Pennsylvania, Forrestville, Maryland, Baltimore, Maryland, and New London, Connecticut, and commercial buildings in Philadelphia, Pennsylvania, Alexandria, Virginia, Washington, D.C., and Atlanta, Georgia.

         Prepayment Terms. At December 31, 1999, four (three at December 31,
1998) of the Mezzanine Loans (in the aggregate amount of $37.8 million and $34.6 million at December 31,1999 and 1998, respectively) were subject to prepayment lockout periods during which time such loans may not be prepaid. Subsequent to the lockout period these Loans are prepayable subject to prepayment penalties based on specified yield maintenance formulas and/or other required costs.

         Appreciation Interests. At December 31, 1999, nine (eight at December 31, 1998) Mezzanine Loans (in the aggregate amount of $69.0 million and $73.2 million at December 31, 1999 and 1998, respectively, including three cash flow Loans at December 31, 1999 and 1998) included Appreciation Interests based on cash flow and property appreciation.

         Limited Non-Recourse. The Mezzanine Loans are generally nonrecourse loans as to which, in the event of a default under such loans, recourse generally may be had only against the collateral, subject to certain standard carve-outs relating to defaults involving fraud, misappropriation of rents, environmental obligations, interference with the lender's rights upon a default, and other similar matters.

         Prohibition on Sale, Encumbrance and Transfer. The Mezzanine Loans generally prohibit the transfer, sale or encumbrance of the real properties or interests in the borrowers related to such Mezzanine Loans, with certain specified exceptions.

Short Term Bridge Loans

         Description of Short Term Bridge Loans (the "Bridge Loans") and the Collateral. Each of the Bridge Loans bears interest at a fixed rate per annum. At December 31, 1999 the Bridge Loans were secured by multi-family apartment buildings in Philadelphia, Pennsylvania, a retail power center in Albany, New York and a commercial building in Philadelphia, Pennsylvania. At December 31, 1998 the Bridge Loans were secured by multi-family apartment buildings and a commercial building in Philadelphia, Pennsylvania.

         Prepayment Terms. At December 31, 1999, none (three Loans in the aggregate amount of $4.8 million at December 31, 1998) of the Bridge Loans had prepayment lockout periods during which time the Loans may not be prepaid. At December 31, 1999, all (one Loan in the amount of $1.2 million at December 31,
1998) of the Bridge Loans were prepayable subject to prepayment penalties based on specified yield maintenance formulas and/or other required costs.

         Limited Non-Recourse. At December 31, 1999 and 1998, four Bridge Loans were generally nonrecourse loans as to which, in the event of a default under such loans, recourse generally may be had only against the collateral, subject to certain standard carve-outs relating to defaults involving fraud, misappropriation of rents, environmental obligations, interference with the lender's rights upon a default, and similar matters. At December 31, 1999 and 1998, one Bridge Loan (in the amounts of $12.2 million and $1.2 million at December 31, 1999 and 1998, respectively) was recourse to the borrower and its principals.

         Prohibition on Sale, Encumbrance and Transfer. The Bridge Loans generally prohibit the transfer, sale or encumbrance of the real properties or interests in the borrowers related to such Bridge Loans, with certain specified exceptions.

         Guaranties. At December 31, 1998 and 1998, one of the Bridge Loans (in the amounts of $12.2 million and $1.2 million at December 31, 1999 and 1998, respectively) was supported by a guaranty of payment and performance from the principals of the borrower.

Competition

         Although the commercial mortgage loan origination and acquisition business is generally competitive in virtually all of its aspects, the Company's focus on the origination or acquisition of loans in situations that, generally, do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization is a niche in which the Company believes there are relatively few specialized investors. In the overall market for the origination and acquisition of real estate obligations, however, there are a substantial number of competitors (including investment partnerships, financial institutions, investment companies, public and private mortgage funds and other entities).

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

         The Company has acquired, and may in the future acquire, loans not collateralized by recorded or perfected liens. These loans generally will be subject and subordinate not only to existing prior liens encumbering the underlying property, but also to future liens that may arise. Furthermore, in a bankruptcy, the holder of an unsecured loan has materially fewer rights than secured creditors and the holder's rights are subordinate to the lien-like rights of the bankruptcy trustee.

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

         The Company's Loans may be secured by interests in entities owning real property, rather than the property itself. In that event, the Company will be subject to the risk that the interests pledged as security will be illiquid, or otherwise have features that may make it difficult for the Company to obtain a return of its investment in the event of a default on its Loan. These interests typically will be subject and subordinate to the rights of creditors of the entity and the property owned by that entity.

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

         To the extent that the Company acquires equity interests in an entity owning a property, or lends against the security of such interests in whole or in part, the Company's interests will be subordinate to both general and secured creditors of the entity. This subordination could increase the Company's risk of loss. Moreover, acquisition of equity interests provides certain risks not present in real property loans or direct property ownership. For example, there is the possibility that the other equity owners in the entity holding the property might have economic or business interests or goals which are inconsistent with the business interests or goals of the Company or be in a position to take action contrary to the instructions or requests of the Company or contrary to its policies or objectives. Moreover, in limited partnerships, even if the Company is a limited partner, if its rights under the partnership agreement allow it sufficient control over the partnership or its property, it might be deemed to be a general partner and, in such a case, could incur liability for the debts of the partnership beyond the amount of its investment.

Item 2. Properties

         RAIT Partnership, L.P.'s (the Operating Partnership) office is located in Philadelphia, and is sub-leased from Hudson United Bancorp, as successor in interest to JeffBanks, Inc. under an agreement providing for rents of $24,000 per year through May 2008. The Chairman and Chief Executive Officer of the Company is a director of Hudson United Bancorp and the Chairman of the Jefferson Bank Division of Hudson United Bank (Hudson United Bancorp's banking subsidiary). For a description of Property Interests owned, see Item 1. "Business-Existing Investments: Property Interests."

Item 3. Legal Proceedings

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5. Market for the Company's Common Equity and Related Shareholder Matters

         The Company had approximately 2,000 common shareholders as of March 6, 2000. The shares are traded on the American Stock Exchange under the symbol "RAS".

         The following table sets forth the high and low sales prices of the Company's common shares, together with quarterly dividend payment information for such period.

                                                                                                              Cash
                                                                                                            Dividends
                                                                                                               Per
                           Quarter Ended                                   High               Low             Share
                           -------------                                   ----               ---             -----
         December 31, 1999................................               $ 11.13           $  9.94             $.51
         September 30, 1999...............................               $ 13.44           $ 11.50             $.51
         June 30, 1999....................................               $ 12.88           $ 11.13             $.51
         March, 31, 1999..................................               $ 13.13           $ 10.00             $.51
         December 31, 1998 ...............................               $ 14.13           $  8.63             $.51
         September 30, 1998 ..............................               $ 19.00           $ 11.00             $.51
         June 30, 1998 ...................................               $ 19.13           $ 15.25             $.48
         March 31, 1998 (from inception of trading on
                  January 14, 1998) ......................               $ 19.50           $ 15.00             $.27


For the first quarter of 2000 (through March 15, 2000) the high and low sales prices of the Company's Common Shares as reported by the American Stock Exchange were $11.00 and $10.06.

Item 6. Selected Financial Data

         The following selected financial and operating information of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company, including the notes thereto, included elsewhere herein.

                                                                                             For the period
                                                                                             August 20, 1997
                                                         As of and for the year ended     (date of inception)
                                                                December 31,                     through
                                                        1999                  1998(1)       December 31, 1997(3)
                                                        ----                  -------       --------------------
                                                            (dollars in thousands except per share data)

Total revenues.........................                  $34,122             $17,177                 ---
Total costs and expenses...............                   21,178               8,778                $ 46
Funds from operations ("FFO"(2)).......                   14,849               9,238                 ---
FFO(2) per share-basic.................                     2.41                1.98                 ---
FFO(2) per share-diluted...............                     2.40                1.97                 ---
Net Income (loss)......................                   12,962               8,474                (46)
Net Income per share-basic.............                     2.10                1.82                 ---
Net Income per share-diluted...........                     2.09                1.81                 ---
Dividends per share....................                     2.04                1.77                 ---
Total assets...........................                  269,829             201,259               2,192
Indebtedness secured by real estate....                  161,164             114,204                 ---
Shareholders' equity(deficiency).......                   86,238              85,518                (45)
Shareholders' equity per share.........                    13.91               13.87                 ---

(1) Operations commenced January 14, 1998.

(2) FFO adjusts net income (including realized gains) for non-cash charges such as real property depreciation and certain amortization expenses.

(3) Per share amounts would be based on the pre-offering amount of 100 shares outstanding, and accordingly, would not be comparable to amounts shown after the Company's two public offerings.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company commenced investment operations in January 1998. Its principal business objective is to generate income for distribution to its shareholders from a combination of interest, rents and distributions from loans that the Company originates and funds, loans or property interests acquired and other investments. The Company completed two public offerings of its common shares during 1998 and utilized these proceeds, combined with repayment and refinancing of its Loans and Property Interests, and its line of credit to build its investment portfolio.

Liquidity and Capital Resources

         Since commencement of investment operations in January 1998, the principal source of the Company's capital resources has been the two offerings of its Common Shares, which, after offering costs and underwriting discounts and commissions, resulted in net proceeds to the Company of $86.0 million. Secondarily, the Company has obtained capital resources from the repayment, refinancing, and sale of loans in its portfolio (or principal payments on those loans), aggregating $59.1 million for the year ended December 31, 1999 and $43.5 million for the year ended December 31, 1998. In addition, during 1999, the Company utilized $14.0 million of its $20.0 million secured line of credit.

         The principal use of these funds has been the origination and purchase of Loans and acquisition of Property Interests. For the year ended December 31, 1999, nine Loans in the amount of $95.7 million (including senior debt underlying wraparound Loans) were purchased or originated as compared to 30 Loans (including the twelve loans which constituted the Company's Initial Investments) in the amount of $120.4 million (including senior debt underlying wraparound Loans) for the year ended December 31, 1998. For the year ended December 31, 1999, one Property Interest was acquired for $1.5 million, two Loans totaling $19.5 million were converted to a Property Interest worth $20.1 million, and improvements totaling $2.5 million were made to two Property Interests. For the year ended December 31, 1998, two Property interests were acquired for $68.9 million (including senior debt of $66.5 million).

         The Company also receives funds from interest payments on its loans and operating income from its property interests. As required by the Internal Revenue Code of 1986, the Company utilizes these funds (to the extent of not less than 95% of its taxable income) to pay dividends to its shareholders. For the year ended December 31, 1999, the Company declared dividends of $12.6 million of which $12.2 million was paid in cash and $342,000 paid in additional Common Shares issued through the Company's Dividend Reinvestment Plan ("DRIP"). For the year ended December 31, 1998, the Company declared and paid dividends of $8.8 million.

         In order to maintain liquidity, the Company continues to pursue a strategy of providing shorter-term financing to its borrowers (generally in the form of bridge financing) to increase the turnover of its investments, and pursuing borrower refinancing of the Company's loans through senior lenders, with the Company retaining junior interests. The Company is not currently experiencing material difficulties in originating shorter-term financings or obtaining senior lien refinancings on acceptable terms. However, there can be no assurance that difficulties will not be encountered in the future, depending upon the development of conditions in the credit markets

         At December 31, 1999, the Company had approximately $11.3 million in funds available for investment. All cash was temporarily invested in a money-market account that the Company believes has a high degree of liquidity and safety. It is expected that during 2000, all of the Company's short-term bridge loans (totaling $33.9 million at December 31, 1999) will be repaid or refinanced, providing additional funds available for investment in the approximate amount of $27.9 million.

         Results of Operations

         The Company had average earning assets for the years ended December 31, 1999 and 1998 of $92.9 million and $68.3 million, respectively, including $8.1 million and $22.0 million of average earning assets invested in a money-market account for the years ended December 31, 1999 and 1998, respectively. The increase in total average earning assets and the decrease in average earning assets invested in a money-market account from the year ended December 31, 1998 to the corresponding period in 1999 was due to the origination of Loans and the acquisition of Loans and Property Interests, in part utilizing non-recourse debt financing.

         Interest income derived from loans was $20.0 million for the year ended December 31, 1999 compared to $10.5 million in the corresponding period in 1998. Interest income from the money market account was $312,000 for the year ended December 31, 1999 compared to $928,000 for the corresponding period in 1998. The increase in interest income derived from loans and the decrease in interest income from the money market account were due to the Company's investment of the proceeds of its two public offerings in 1998. The yield on average earning non-money market assets was 19.3% for the year ended December 31, 1999 compared to 20.4% for the year ended December 31, 1998. The yield on average earning money market account assets was 4.3% and 5.2% for the years ended December 31, 1999 and 1998, respectively. The decrease in yield on average earning money market account assets was due to a decrease in amounts paid by banks on money market funds. Included in interest income is accretion of loan discount relating to loans the Company acquired at a discount to the appraised value of the underlying properties of $3.2 million and $250,000 in 1999 and 1998, respectively. $3.4 million of this accretion was realized in 1999 when two loans with a combined book value of $19.5 million were converted to an 100% Property Interest worth $20.1 million. The Company derived $12.4 million from rents from its Property Interests for the year ended December 31, 1999 compared to $4.6 million for the year ended December 31, 1998. The increase in rents from the Company's Property Interests from 1998 to 1999 was due to the acquisition of a total of four property interests during the first and third quarters of 1998 and the second and fourth quarters of 1999.

         The Company earned fee and other income of $684,000 for the year ended December 31, 1999 as compared to $153,000 for the year ended December 31, 1998. Included in the 1999 fee and other income was $325,000 earned for restructuring the ownership and financing of one of the Company's Property Interests, $250,000 earned for subordinating to additional senior debt on one of the Company's Loans, and $90,000 earned for services provided to a commercial building in which the Company has an interest. Included in the 1998 fee and other income was $50,000 earned for subordinating to additional senior debt on one of the Company's Loans, $45,000 earned for services provided to a commercial building in which the Company has an interest, and $45,000 earned in referral fees.

         The Company recognized a gain on the sale of a loan of $131,000 in 1999 and a gain on the sale of a loan participation of $940,000 in 1998. In 1999 the Company also recognized income from loan satisfaction of $598,000 which related to the Company's conversion of two Loans with a combined book value of $19.5 million to an 100% Property Interest worth $20.1 million.

         During 1997 (the year the Company was formed), the Company engaged in organizational activities including preparation for its initial public offering, and consequently had no revenues.

         Ten of the Company's purchased loans remained subject to forbearance agreements or other contractual restructurings that existed at the time the Company acquired the loans. During the year ending December 31, 1999, all payments under the agreements were timely made and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining thirteen loans in the Company's portfolio are performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of December 31, 1999.

         During the year ended December 31, 1999, the Company incurred expenses of $21.2 million compared to $8.8 million for the same period in 1998. The expenses consisted of interest expense, operating expenses relating to the Company's Property Interests, salaries and related benefits, general and administrative expenses and depreciation and amortization. Interest expense was $11.1 million for the year ended December 31, 1999 as compared to $4.3 million for the corresponding period in 1998. Interest expense relates to interest payments made on senior indebtedness encumbering properties underlying the Company's investments in wraparound Loans and the Company's Property Interests, and interest payments made on the Company's secured line of credit, all of which increased as a result of the increase in the Company's loan portfolio and Property Interests. Property operating expenses were $6.3 million for the year ended December 31, 1999, compared to $2.3 million for the year ended December 31, 1998. Depreciation and amortization was $1.9 million for the year ended December 31, 1999 compared to $796,000 for the corresponding period in 1998. The increases in property operating expenses, depreciation and amortization were due to the Company's acquisition of a total of four property interests in the first and third quarters of 1998 and the second and fourth quarters of 1999. Salaries and related benefits were $1.4 million for the year ended December 31, 1999 compared to $865,000 for the corresponding period in 1998. General and administrative expenses were $433,000 for the year ended December 31, 1999 as compared to $233,000 for the corresponding period in 1998. Salaries and related benefits and general and administrative expenses increased due to salary increases and 1998 amounts not reflecting a full year of operations.

         During 1998 the Company initiated a reserve for loan losses of $226,000. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with its policy, the Company determined that this reserve was adequate as of December 31, 1999. The Company will continue to analyze the adequacy of this reserve on an annual basis. During 1997, the Company had no operations, and its sponsor, RAI, paid for approximately $1.6 million of its offering expenses which was recorded as "Reimbursement due Affiliate". The Company reimbursed RAI for these expenses from the proceeds of its initial public offering in January 1998.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The following table sets forth certain information regarding the cash held in a money market account, Loans held in the Company's portfolio, long term debt underlying the Company's Loans and Property Interests and the Company's secured line of credit as of December 31, 1999. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2000 through 2004 and separately aggregates the information for all maturities arising after 2004.


                                      Interest Earning Assets and Interest Bearing Liabilities, Aggregated by Maturity Date
                                                              As of December 31, 1999

                                                                                                                      Fair Market
                               2000            2001         2002      2003         2004       Thereafter    Total          Value
                               ----            ----         ----      ----         ----       ----------    -----     -----------
Interest Earning Assets:
Money market accounts      $11,323,301          ---          ---         ---         ---          ---    $11,323,301   $ 11,323,301
First mortgages and
senior loan
participations                $279,656    2,909,895      355,089   2,383,426     450,868    4,651,596    $11,030,530   $ 12,127,973
Average interest rate             12.0%        13.7%        12.0%       11.4%       12.0%        11.8%          12.2%           9.0%
Mezzanine (including
wraparound) loans                  ---          ---    3,243,750         ---         ---  112,518,954   $115,762,704   $137,153,418
Average interest rate              ---          ---         15.0%        ---         ---         16.0%          16.3%          11.5%
Bridge loans               $27,718,161          ---          ---         ---         ---    6,142,000    $33,860,161   $ 36,233,126
Average interest rate             15.3%         ---          ---         ---         ---         16.0%          15.4%         11.0%

Interest Bearing Liabilities:
Senior Indebtedness
Secured by real estate
underlying the Company's
wraparound loans            12,765,476      823,871      886,730     954,396   1,027,235    62,021,023   $78,478,731   $ 72,421,984
Average interest rate              8.2%         7.4%         7.4%        7.4%        7.4%          7.4%          7.8%           8.4%
Long term debt secured
by real estate owned          $607,095      651,809      699,823     751,382     806,748    79,168,217   $82,685,074   $ 74,253,733
Average interest rate              7.1%         7.1%         7.1%        7.1%        7.1%          8.4%          8.3%           9.3%
Secured line of credit             ---   14,000,000          ---         ---         ---           ---   $14,000,000   $ 14,000,000
Average interest rate                           8.8%                                                ---           8.8%          8.8%

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, equity prices, and real estate values. The Company's primary market risk exposure is to changes in interest rates, which can affect the value of the Company's investments, and the rates at which it reinvests funds it obtains from loan repayments. As interest rates increase, although the interest rates the Company obtains from reinvested funds will generally increase, the value of its existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to the Company for investment due to repayment of its Loans may be invested at lower rates than the Company had been able to obtain in prior investments, or than the rates on the repaid Loans. These relationships between interest rate and value may be diminished or not applicable to those of the Company's Loans (principally Loans acquired at a discount) that (while normally at fixed rates of interest) have a substantial amount of interest outstanding and are payable to the extent of a property's cash flow. The Company does not hedge or otherwise seek to manage interest rate risk, and does not enter into risk sensitive instruments for trading purposes.

Item 8. Financial Statements


Resource Asset Investment Trust and Subsidiaries
Index to Financial Statements



                                                                                                                            Page
                                                                                                                            ----
Report of Independent Certified Public Accountants .............................................................              21

Consolidated Balance Sheets at December 31, 1999 and 1998.......................................................              22

Consolidated Statements of Operations for the years ended December 31,1999 and 1998 and for the period from
August 20, 1997 (date of inception) through December 31, 1997...................................................              23

Consolidated Statements of Changes in Shareholders' Equity (Deficiency) for the years ended December 31, 1999
and 1998 and for the period from August 20, 1997 (date of inception) through December 31, 1997..................              24

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998 and for the period from
August 20, 1997 (date of inception) through December 31, 1997...................................................              25

Notes to Consolidated Financial Statements......................................................................           26-37

Schedule IV -- Mortgage Loans on Real Estate
All other schedules are not applicable or are omitted since either (i) the required information is not material or
(ii) the information required is included in the consolidated financial statements and notes thereto ...........              38

[Grant Thornton Letterhead]



               Report of Independent Certified Public Accountants



Board of Trustees
Resource Asset Investment Trust

         We have audited the accompanying consolidated balance sheets of Resource Asset Investment Trust and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for the years ended December 31, 1999 and 1998 and for the period from August 20, 1997 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource Asset Investment Trust and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the period from August 20, 1997 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.

         We have also audited Schedule IV as of December 31, 1999. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP
----------------------------

Philadelphia, Pennsylvania
January 24, 2000

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                           Consolidated Balance Sheets


                                                                                                        December 31,
                                                                                                 1999                 1998
                                                                                                 ----                 ----
                                       ASSETS
Cash  and cash equivalents                                                                   $ 11,323,301         $  5,011,666
Restricted cash                                                                                 5,283,886                  ---
Tenant escrows                                                                                    164,378                  ---
Accrued interest receivable                                                                     1,544,984            1,057,919
Investments in real estate loans, net                                                         160,485,767          126,273,069
Investments in real estate, net                                                                89,936,339           68,244,109
Furniture, fixtures, and equipment, net                                                            88,243              108,885
Prepaid expenses and other assets                                                               1,001,775              563,443
                                                                                             ------------         ------------
     Total Assets                                                                            $269,828,673         $201,259,091
                                                                                             ============         ============
                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities                                                     $    332,040         $    142,067
Accrued interest payable                                                                        1,033,484              674,047
Deferred interest payable                                                                         788,841              115,568
Tenant security deposits                                                                          270,908              144,830
Borrowers' escrows                                                                              5,308,136              418,402
Deferred income                                                                                   693,162               24,000
Senior indebtedness secured by real estate underlying the
    Company's wraparound loans                                                                 78,478,730           46,936,032
Long term debt secured by real estate owned                                                    82,685,074           67,267,925
Secured line of credit                                                                         14,000,000                  ---
                                                                                             ------------         ------------
     Total Liabilities                                                                        183,590,375          115,722,871

Minority interest                                                                                     ---               17,761

Shareholders' Equity

Preferred Shares, $.01 par value; 25,000,000 authorized shares                                        ---                  ---
Common  Shares, $.01 par value; 200,000,000 authorized shares;
     issued and outstanding, 6,199,126 and 6,165,334 shares, respectively                          61,991               61,654
Additional paid-in-capital                                                                     86,159,238           85,817,332
Retained earnings (accumulated deficit)                                                            17,069             (360,527)
                                                                                             ------------        -------------
     Total Shareholders' Equity                                                                86,238,298           85,518,459
                                                                                            -------------        -------------
Total Liabilities and Shareholders' Equity                                                  $ 269,828,673        $ 201,259,091
                                                                                            =============        =============


        The accompanying notes are an integral part of these consolidated financial statements

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Operations



                                                                                                                For the period
                                                                                                           August 20, 1997 (date of
                                                           For the Year Ended        For the Year Ended       inception) through
                                                           December 31, 1999         December 31, 1998         December 31, 1997
                                                           ------------------        ------------------    ------------------------
                       REVENUES
Mortgage interest income                                         $20,011,207               $10,544,689           $      ----
Rental income                                                     12,386,251                 4,609,534                  ----
Fee income and other                                                 684,207                   153,440                  ----
Investment income                                                    311,631                   928,448                  ----
Gain on sale of loan (participation)                                 131,125                   940,448                  ----
Income from loan satisfaction                                        597,742                      ----                  ----
                                                                 -----------                ----------           -----------
    Total Revenues                                                34,122,163                17,176,559                  ----

                  COSTS AND EXPENSES
Interest                                                          11,104,947                 4,309,248                  ----
Property operating expenses                                        6,344,473                 2,348,386                  ----
Salaries and related benefits                                      1,407,955                   865,638
General and administrative                                           433,239                   232,682                  ----
Depreciation and amortization                                      1,887,560                   795,577                  ----
Provision for loan losses                                               ----                   226,157                  ----
Start-up costs                                                          ----                      ----                45,617
                                                                 -----------               -----------           -----------
    Total Costs and Expenses                                      21,178,174                 8,777,688                45,617
                                                                 -----------               -----------           -----------
Net Income (loss) before minority interest                       $12,943,989               $ 8,398,871               (45,617)

Minority interest                                                     17,761                    74,935                  ----
                                                                 -----------               -----------           -----------
Net Income (loss)                                                $12,961,750              $  8,473,806           $   (45,617)
                                                                 ===========              ============           ===========

Net Income per common share-basic                                $      2.10              $       1.82                    nm
                                                                 ===========              ============           ===========
Weighted average common shares
outstanding-basic                                                  6,168,248                 4,655,633                   100
                                                                 ===========              ============           ===========
Net income per common share-diluted                              $      2.09              $       1.81                    nm
                                                                 ===========              ============           ===========
Weighted average common shares
outstanding-diluted                                                6,192,656                 4,685,229                   100
                                                                 ===========              ============           ===========



   nm Per share amounts would be based on the pre-offering amount of 100 shares outstanding, and accordingly, would not be comparable to amounts shown after the Company's two public offerings


       The accompanying notes are an integral part of these consolidated financial statements

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
     Consolidated Statements of Changes in Shareholders' Equity (Deficiency)
                    For the Years Ended December 31, 1999 and
              1998 and For the Period from August 20, 1997 (Date of
                         Inception) to December 31, 1997




                                                                                      Retained Earnings
                                         Preferred                      Additional        (Accumulated        Total Shareholders'
                                           Stock        Common Stock  Paid-in Capital       Deficit)          Equity (Deficiency)
                                        ------------    ------------  --------------- -----------------       -------------------
Balance, August 20,1997                 $        ---    $      ---     $        ---       $     ---             $        ---
Issuance of Common Shares                        ---             1              999             ---                    1,000
Net loss for the period ended                    ---           ---              ---         (45,617)                 (45,617)
                                        ------------    ----------     ------------       ---------             ------------
Balance, December 31, 1997                       ---             1              999         (45,617)                 (44,617)
                                        ------------    ----------     ------------       ---------             ------------
Issuance of Common Shares,
  net of expenses                                ---        61,653       85,816,333             ---               85,877,986
Net income                                       ---           ---              ---       8,473,806                8,473,806
Cash dividends                                   ---           ---              ---      (8,788,716)              (8,788,716)
                                        ------------    ----------     ------------       ---------             ------------
Balance, December 31, 1998                       ---        61,654       85,817,332        (360,527)              85,518,459
                                        ------------    ----------     ------------       ---------             ------------
Net income                                       ---           ---              ---      12,961,750               12,961,750
Dividends                                        ---           337          341,906     (12,584,154)             (12,241,911)
                                        ------------    ----------     ------------      ---------              ------------
Balance, December 31, 1999              $        ---    $   61,991     $ 86,159,238      $   17,069             $ 86,238,298
                                        ============    ==========     ============      ==========             ============


       The accompanying notes are an integral part of these consolidated financial statements

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                                                For the period
                                                                                                             August 20, 1997 (date
                                                              For the Year Ended       For the Year Ended    of inception) through
                                                               December 31, 1999         December 31, 1998     December 31, 1997
                                                               -----------------         -----------------     -----------------
Cash flows from operating activities
    Net Income (loss)                                             $12,961,750               $8,473,806            $  (45,617)
      Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
      Gain on sale of loan/loan participation                        (131,125)                (940,448)                  ---
      Income from loan satisfaction                                  (597,742)                     ---                   ---
      Minority interest                                               (17,761)                 (74,935)                  ---
      Depreciation and amortization                                 1,887,560                  795,577                   ---
      Provision for loan losses                                           ---                  226,157                   ---
      Amortization of original issue discount                             ---                   (5,001)                  ---
      Accretion of loan discounts                                  (3,206,162)                (249,696)                  ---
      Increase in tenant escrows                                     (164,378)                     ---                   ---
      Increase in accrued interest receivable                        (487,065)              (1,057,919)                  ---
      Increase in prepaid expenses and other assets                  (461,064)                (512,340)           (2,105,642)
      Increase in accounts payable and accrued liabilities            189,973                   33,544               657,751
      Increase in accrued interest payable                            359,437                  674,047                   ---
      Increase in deferred interest payable                           673,273                  115,568                   ---
      Increase in tenant security deposits                            126,078                  144,830                   ---
      Increase in deferred income                                     669,162                      ---                   ---
      (Decrease) increase in borrowers' escrows                      (394,154)                 418,402                   ---
      Increase in reimbursement due affiliate                             ---                      ---             1,579,330
                                                                  -----------               ----------            ----------
         Net cash provided by operating activities                 11,407,782                8,041,592                85,822
                                                                  -----------               ----------            ----------

Cash flows from investing activities
      Purchase of furniture, fixtures and equipment                    (5,460)                (117,712)               (8,766)
      Real estate loans purchased                                 (24,005,000)             (79,461,384)                  ---
      Real estate loans originated                                (37,159,648)             (40,986,200)                  ---
      Proceeds from sale of loan/loan participation                 2,481,782                4,000,000                   ---
      Principal repayments from real estate loans                  28,768,535               38,412,212                   ---
      Purchase of real estate and improvements                     (3,976,651)              (2,406,220)                  ---
      Other                                                               ---                   92,698               (78,056)
                                                                  -----------               ----------            ----------
          Net cash used in investing activities                   (33,896,442)             (80,466,606)              (86,822)
                                                                  -----------               ----------            ----------

Cash flows from financing activities
      Advances on secured line of credit                           14,000,000                      ---                   ---
      Issuance of common stock, net                                       ---               85,877,986                 1,000
      Payment of cash dividends                                   (12,241,911)              (8,788,716)                  ---
      Principal repayments on senior indebtedness                    (374,941)                (335,780)                  ---
      Principal repayments on long-term debt                         (443,078)                (416,810)                  ---
      Proceeds of long-term debt                                   27,860,225                1,100,000                   ---
                                                                  -----------               ----------            ----------
          Net cash provided by financing activities                28,800,295               77,436,680                 1,000
                                                                  -----------               ----------            ----------

Net change in cash and cash equivalents                             6,311,635                5,011,666                   ---
                                                                  -----------               ----------            ----------

Cash and cash equivalents, beginning of period                      5,011,666                      ---                   ---
                                                                  -----------               ----------            ----------

Cash and cash equivalents, end of period                          $11,323,301               $5,011,666            $      ---
                                                                  ===========               ==========            ==========


       The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 -- FORMATION AND BUSINESS ACTIVITY

         Resource Asset Investment Trust ("RAIT"), together with its wholly-owned subsidiaries, RAIT Partnership, L.P. (the "Operating Partnership"), RAIT General, Inc. (the "General Partner"), the General Partner of the Operating Partnership, and RAIT Limited, Inc. (the "Initial Limited Partner"), the Initial Limited Partner of the Operating Partnership, (together the "Company") were each formed in August 1997. RAIT, the General Partner and the Initial Limited Partner were organized in Maryland, and the Operating Partnership was organized as a Delaware limited partnership.

         The Company's principal business activity is to provide or acquire loans (or participation interests in such loans) secured by mortgages on commercial real property or similar instruments in situations that, generally, do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. The Company emphasizes subordinated (or "mezzanine") financing, including wraparound financing, with principal amounts generally between $1.0 million and $10.0 million. The Company also provides short-term bridge financing in excess of the targeted size range where the borrower has committed to obtain take-out financing (or the Company believes that it can arrange such financing) to reduce the Company's investment to an amount within the targeted size range. The Company also acquires real properties, or interests therein. The Operating Partnership undertakes the business of the Company, including the origination and acquisition of financing and the acquisition of property interests.

         The Company principally competes with banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, investment bankers, and other public or private real estate investment trusts for origination or acquisition of real estate loans.

         The Company emphasizes financing with respect to properties located in metropolitan areas of the United States, and has identified certain areas in which it may concentrate its investments, particularly the Philadelphia, Pennsylvania metropolitan area (two properties owned and fourteen properties underlying loans as of December 31, 1999 and one property owned and eighteen properties underlying loans as of December 31, 1998 were located in this area) and in the Baltimore/Washington, D.C. corridor (one property owned and five properties underlying loans as of December 31, 1999 and four properties underlying loans at December 31, 1998) related to properties located in this area.)

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

Investments in Real Estate Loans

         Investments in real estate loans consists of loans that are originated at par or acquired at face value ("Par Loans") and certain mortgage loans, for which the borrower is not current as to original contractual principal and interest payments, that are acquired at a discount from both the face value of the loan and the appraised value of the property underlying the loan ("Discounted Loans"). For Discounted Loans, the difference between the Company's cost basis in the loan and the sum of projected cash flows from, and the appraised value of, the underlying property (up to the amount of the loan) is accreted into interest income over the estimated life of the loan using a method which approximates the level interest method. Projected cash flows and appraised values of the property are reviewed on a regular basis and changes to the projected amounts reduce or increase the amounts accreted into interest income over the remaining life of the loan. The Company has the ability and the intent to hold these loans to maturity.

         Par Loans are originated or purchased at face value and are stated at amortized cost, less any provision for loan losses, because the Company has the ability and the intent to hold them for the foreseeable future or until maturity or payoff. Interest income is accrued as it is earned. In some instances, the borrower pays additional interest ("points") at the time the loan is closed. The points are recognized over the term of the loan to which it relates. The Company will place loans on non-accrual status after being delinquent greater than 89 days, or earlier if the borrower is deemed by management to be unable to continue performance. When a loan is placed on non-accrual status, interest accrued but not received is reversed. While a loan is on non-accrual status, interest is recognized only as cash is received. Loans are returned to accrual status only when the loan is reinstated and ultimate collectibility of future interest is no longer in doubt (none of the Company's loans is on non-accrual status). Gains and losses on disposal of such assets are computed on a specific identification basis.

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

         The Company accounts for the impairment of loans under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan: Income Recognition and Disclosures." These statements require that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. At December 31, 1999 and 1998, the Company had no such loans.

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

Investments in Real Estate

         Investments in real estate are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over an estimated useful life of 39 years (non-residential) and 27.5 years (residential). The Company reviews its investment in real estate for impairment as defined in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Restricted Cash and Borrowers' Escrows

         Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for the loans.

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

Earnings per Share

         The Company follows the provisions of SFAS No. 128, "Earnings per Share". This statement eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share ("EPS") in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted onto common stock. EPS is computed based on the weighted average number of shares of common stock outstanding.

Consolidated Statement of Cash Flows

         For purposes of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid for interest was $9.9 million and $3.5 million for the years ended December 31, 1999 and 1998, respectively. Senior indebtedness incurred in conjunction with the acquisition and origination of real estate loans was $34.5 million and $49.7 million for the years ended December 31, 1999 and 1998, respectively. Long-term debt assumed in conjunction with the acquisition of an investment in real estate was $860,000 and $66.5 million for the years ended December 31, 1999 and 1998, respectively.

         During 1999, the Company converted two loans with a combined book value of $19.5 million to an 100% equity interest in a property worth $20.1 million, which resulted in income from loan satisfaction of approximately $600,000.

NOTE 3-INVESTMENTS IN REAL ESTATE LOANS

         The Company's portfolio of investments in real estate loans consisted of the following:

                                                                                         December 31,
                                                                                  1999                   1998
                                                                                  ----                   ----
Long-term first mortgages and senior loan participations                     $  11,030,530         $   35,111,995
Mezzanine (including wraparound) loans                                         115,762,704             81,334,701
Short-term bridge loans                                                         33,860,161              9,881,200
Loan costs                                                                          58,529                171,330
Less: Provision for loan losses                                                   (226,157)              (226,157)
                                                                             -------------          -------------
     Investments in real estate loans                                          160,485,767            126,273,069
                                                                             -------------          -------------
Less: Senior indebtedness secured by real estate
     underlying the Company's wraparound loans                                 (78,478,730)           (46,936,032)
                                                                             -------------          -------------
     Net investments in real estate loans                                    $  82,007,037          $  79,337,037
                                                                             =============          =============


The following is a summary description of the assets contained in the Company's portfolio of investments in real estate loans as of December 31, 1999:

                                                                                   Average
                                                                 Number of         Loan-to-        Yield             Range of
            Type of Loan                                           Loans            Value          Range            Maturities
            ------------                                           -----            -----          -----            ----------
Long-term first mortgages and senior loan
  participations......................................                6              44%           10-15%         3/28/01-7/14/09
Mezzanine (including wraparound) loans................               12              86%           11-18%          2/1/02-1/31/09
Short term bridge loans...............................                5              78%           15-30%         5/31/00-12/2/00


         At December 31, 1999, approximately $60.1 million of the loans were secured by multi-family residential properties and $100.5 million of the loans were secured by commercial properties. At December 31, 1998, approximately $77.6 million of the loans were secured by multi-family residential properties and $48.7 million were secured by commercial properties.

         As of December 31, 1999, ten of the Company's purchased loans (fourteen at December 31, 1998) were still subject to forbearance agreements or other contractual restructurings that existed at the time the Company acquired the loans. During the year ending December 31, 1999, all payments under the agreements were timely made and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining thirteen loans in the Company's portfolio were performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of December 31, 1999.

         As of December 31, 1999 and 1988, senior indebtedness secured by real estate underlying the Company's wraparound loans consisted of the following:

                                                                                        1999             1998
                                                                                        ----             ----
Loan payable, secured by real estate, monthly installments of $13,789, including
interest at 7.08%, remaining principal due December 1, 2008                          $ 1,909,721     $ 1,937,000

Loan payable, secured by real estate, monthly installments of $17,051, including
interest at 6.83%, remaining principal due December 1, 2008                            2,413,958       2,450,000

Loan payable, secured by real estate, monthly installments of $10,070, including
interest at 6.83%, remaining principal due December 1, 2008                            1,525,356       1,540,000

Loan payable, secured by real estate, monthly installments of $116,964, including interest at 9.00%, remaining principal originally due March 1, 2003. This loan
was repaid in June, 1999.                                                                     --      12,813,559

Loan payable, secured by real estate, monthly installments of $80,427, including
interest at 6.95%, remaining principal due July 1, 2008                               $11,970,859     $12,099,125

Loan payable, secured by real estate, monthly installments of $28,090, including
interest at 6.82%, remaining principal due November 1, 2008                             4,250,351       4,296,348

Loan payable, secured by real estate, monthly installments of $72,005, including
interest at 7.55%, remaining principal due December 1, 2008                             9,877,287      10,000,000

Loan payable, secured by real estate, monthly installments of interest only at
10% until July, 1999 at which time amortization on a 20-year schedule, including
interest at 10% begins. This loan was repaid in September, 1999.                              --        1,800,000

Loan payable, secured by Company's interest in first mortgage bridge loan of
$17,576,712, interest only at 8.25% due monthly, principal balance due
May 31, 2000                                                                           12,000,000              --

Loan payable, secured by real estate, monthly installments of $249,497, including
interest at 7.625%, remaining principal due November 1, 2007                           34,531,198              --
                                                                                      -----------     -----------
                                                                                       78,478,730      46,936,032
                                                                                      ===========     ===========

         As of December 31, 1999 the senior indebtedness secured by real estate underlying the Company's wraparound loans maturing over the next five years, and the aggregate indebtedness maturing thereafter is as follows:

                        2000       $12,765,475
                        2001           823,871
                        2002           886,730
                        2003           954,396
                        2004         1,027,235
                        Thereafter  62,021,023
                                   -----------
                                   $78,478,730

NOTE 4-INVESTMENTS IN REAL ESTATE

         Investments in real estate are comprised of the following:

                                                                        December 31,
                                                               1999                    1998
                                                               ----                    ----
Land                                                        $ 7,169,710              $ 5,159,710
Office buildings and improvements                            65,065,326               63,826,492
Apartment buildings(1)                                       20,169,320                       --
                                                            -----------              -----------
     Subtotal                                                92,404,356               68,986,202
Less: Accumulated depreciation                               (2,468,017)                (742,093)
                                                            -----------              ------------
     Investments in real estate, net                        $89,936,339              $ 68,244,109
                                                            ===========              ============


(1) Includes $1.5 million investment or 25% interest in a limited liability company which owns an apartment building.

         Included in office buildings and improvements and apartment buildings are escrow balances totaling $2.6 million and $1.7 million at December 31, 1999 and 1998, respectively, which represent escrows for real estate taxes, insurance premiums, repair and replacement, tenant improvements and leasing commissions reserves.

         As of December 31, 1999 and 1998 long term debt secured by the Company's above referenced real estate investments consisted of the following:

                                                                                         1999               1998
                                                                                         ----               ----
Loan payable, secured by real estate, monthly installments of $8,008, including
interest at 7.33%, remaining principal due August 1, 2008                           $ 1,078,418        $ 1,094,799

Loan payable, secured by real estate, monthly installments of $288,314,
interest at 6.85%, remaining principal due August 1, 2008(1)                         43,440,360         43,867,057

Loan payable, secured by real estate, monthly payments of interest only at 10%,
principal due August 1, 2008(1)                                                       4,860,161          4,430,910

Loan payable, secured by partnership interests in a real estate partnership, monthly payments of interest only at 8.19%, additional interest of 3.81% is deferred and payable from net cash flow, principle and deferred interest due
September 1, 2008(1)                                                                 18,306,135         17,875,159

Loan payable, secured by real estate, monthly installments of $107,255,
including interest at 7.73%, remaining principal due December 1, 2009                15,000,000                 --
                                                                                    -----------        -----------
                                                                                    $82,685,074        $67,267,925
                                                                                    ===========        ===========

(1) These loans all relate to a single investment in real estate.

         As of December 31, 1999 the amount of long-term debt secured by the Company's above-referenced real estate investments which mature over the next five years, and the aggregate indebtedness maturing thereafter, is as follows:


                  2000                   $   607,095
                  2001                       651,809
                  2002                       699,823
                  2003                       751,382
                  2004                       806,748
                  Thereafter              79,168,217
                                         -----------
                                         $82,685,074
                                         -----------


         Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's real estate investments for the years ended December 31, 1999 and 1998 was $1.8 million and $742,000, respectively.

         The Company leases space in the buildings it owns to several tenants. Approximate future minimum lease payments under noncancellable leasing arrangements as of December 31, 1999 are as follows:


                     2000                $ 9,123,000
                     2001                  9,063,000
                     2002                  7,922,000
                     2003                  7,684,000
                     2004                  7,637,000
                     Thereafter           29,492,000
                                         -----------
                                         $70,921,000

NOTE 5 -- SECURED LINE OF CREDIT

         In April 1999, the Company established a $20.0 million secured line of credit bearing interest at the Wall Street Journal Prime Rate. The facility has a two-year term with a one-year extension option, and an 11-month non-renewal notice requirement. The line of credit is secured by the Company's long-term first mortgages and senior loan participations and one short term bridge loan. As of December 31, 1999, $14.0 million was outstanding on the line of credit at 8.50%, interest due monthly.


NOTE 6 -- SHAREHOLDERS' EQUITY

         The Company filed a registration statement with respect to the public offering and sale of 2,833,334 Common Shares that became effective January 8, 1998. The public offering closed on January 14, 1998. In addition to the public offering, Resource America, Inc. ("RAI") purchased 500,000 Common Shares, as sponsor of the Company, at a price of $13.95, which was the offering price net of underwriting discounts. The initial public offering price of the Common Shares was $15.00. The net proceeds received by the Company in connection with the public offering were approximately $44.4 million. Total offering costs approximated $5.3 million, including underwriting discounts.

         The Company issued warrants to purchase 141,667 Common Shares to the underwriters at an exercise price of $15.00, the initial offering price. The warrants are exercisable for a period of four years commencing on January 14, 1999.

         The Company filed a second registration statement with respect to the public offering and sale of 2,800,000 Common Shares that became effective June 23, 1998. The public offering closed on June 29, 1998. The offering price of the Common Shares was $15.75. The net proceeds received by the Company in connection with the public offering were approximately $41.1 million. Total offering costs approximated $2.5 million, including underwriting discounts.

         On July 24, 1998, the underwriters exercised their over-allotment option to purchase, at the initial offering price less underwriting discounts and commissions, 31,900 Common Shares. The net proceeds received by the Company in connection with the exercise of the over-allotment option were approximately $475,000.

NOTE 7 -- EARNINGS PER SHARE

The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                                        Year ended December 31, 1999
                                                   -------------------------------------
                                                     Income         Shares     Per Share
                                                   (numerator)   (denominator)   Amount
                                                   -----------   -------------   ------
Basic earnings per share
     Net income available to common shareholders   $12,961,750     6,168,248    $  2.10
Effect of dilutive securities
Options ........................................          --          24,408      (0.01)
                                                    ----------     ---------    -------
Net income available to common shareholders
     Plus assumed conversions ..................   $12,961,750     6,192,656    $  2.09
                                                   ===========   ===========    =======

Options to purchase 387,500 shares at $15.00 per share and warrants to purchase
141,667 shares at $15.00 were outstanding during 1999. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                         Year ended December 31, 1998
                                                   -------------------------------------
                                                      Income         Shares    Per Share
                                                   (numerator)    (denominator)  Amount
                                                   -----------    -------------  ------
Basic earnings per share
     Net income available to common
       shareholders ............................    $8,473,806     4,655,633    $  1.82
Effect of dilutive securities
Options ........................................            --        29,208      (0.01)
Warrants .......................................            --         1,403         --
                                                    ----------     ---------    -------
Net income available to common shareholders
     Plus assumed conversions ..................    $8,473,806     4,686,244    $  1.81
                                                    ==========     =========    =======

NOTE 8 -- OPTION PLAN

         The Company has adopted a qualified share option plan (the "Option Plan"). The maximum aggregate number of Common Shares that may be issued pursuant to options granted under the Option Plan is 800,000. The purpose of the Option Plan is to provide a means of performance-based incentive compensation for the Company's key employees.

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

         The Company issued to the underwriters of the public offering warrants to purchase up to 141,667 Common Shares at an exercise price of $15.00 per share. See Note 6 -- Shareholders' Equity.

         On October 9, 1998, the Company granted to certain of its officers options to acquire an aggregate of 62,500 Common Shares at an exercise price of $9.00 per share (fair value on date of grant). The options are not exercisable immediately; rather, 25% of each option becomes exercisable on each October 9 during the period 1999 through 2002. The options will terminate on October 9, 2008.

         On November 9, 1999, the Company granted to its officers and trustees options to acquire an aggregate of 180,000 Common Shares at an exercise price of $10.75 per share (fair value on date of grant). The options are not exercisable immediately; rather 50% of each option becomes exercisable on each November 9 of 2000 and 2001. The options will terminate on November 9, 2009.

         Had compensation cost for the Option Plan been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

                                                                              December 31,
                                                                         1999            1998
                                                                         ----            ----
Net income..................................       As reported       $12,962,000     $ 8,474,000
                                                   Pro forma         $12,477,000     $ 8,057,000
Net income per common share---basic ........       As reported       $      2.10     $      1.82
                                                   Pro forma         $      2.02     $      1.73
Net income per common share---diluted ......       As reported       $      2.09     $      1.81
                                                   Pro forma         $      2.01     $      1.73


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively: dividend yield of 14.7% and 11.5%; expected volatility of 19% and 55%; risk-free interest rate of 6.09% and 5.29%; and expected lives of five years.

                                                                               1999                       1998
                                                                               ----                       ----
                                                                                    Weighted                   Weighted
                                                                                    Average                    Average
                                                                                    Exercise                   Exercise
                                                                       Shares        Price        Shares        Price
                                                                       ------        -----        ------        -----
Outstanding, January 1,.................................              450,000       $ 14.17          ---
Granted.................................................              180,000       $ 10.75      450,000       $ 14.17
Exercised...............................................                  ---                        ---
Terminated..............................................                  ---                        ---
                                                                      -------                    -------
Outstanding, December 31,...............................              630,000       $ 13.19      450,000       $ 14.17
                                                                      =======         =====      =======         =====
Options exercisable at December 31,....................               112,500                        ---
                                                                      =======
Weighted average fair value of options granted during year.                         $  3.37                    $  4.14
                                                                                    =======                    =======



                                  Options Outstanding                                       Options Exercisable
---------------------------------------------------------------------------------    ------------------------------------
                                                                         Weighted                                Weighted
                                                  Weighted Average       Average                                 Average
       Range of         Number Outstanding at         Remaining          Exercise     Number Outstanding at      Exercise
    Exercise Prices       December 31, 1999       Contractual Life        Price         December 31, 1999          Price
    ---------------       -----------------       ----------------       --------      -----------------        --------
     $9.00-10.75               242,500               9.04 years          $ 10.30               15,625             $ 9.00
        $15.00                 387,500               8.04 years          $ 15.00               96,875             $15.00
                               -------                                                        -------
                               630,000                                                        112,500
                               =======                                                        =======


NOTE 9 -- COMMITMENTS

Lease Obligations

         The Company sub-leases office space under an operating lease with Hudson United Bancorp, as successor in interest to JeffBanks, Inc., at an annual rental of $24,000 and $22,000 plus an allocation of building operating expenses. The sub-lease expires May 14, 2008 and contains two five-year renewal options. Rental expense was $24,000 for the years ended December 31, 1999 and 1998, respectively.

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

Indemnifications

         The Company has indemnified the senior lender in three loans underlying the Company's wraparound loans from and against those items for which the senior lender customarily has recourse against the owner of the property, limited to fraud, misappropriation of rents, environmental obligations and other similar matters. The Company received substantially all of the proceeds from these loans.

NOTE 10 -- TRANSACTIONS WITH AFFILIATES

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

         During 1999 the Company engaged in the following transactions with RAI:

         The Company and RAI jointly acquired a loan at a purchase price of $14.6 million, $10.0 million (balance of $10.0 million at December 31, 1999) of which was contributed by the Company. The Company's interest is subordinate to the $58.6 million (at December 31, 1999) interest of an unaffiliated party, but senior to RAI's interest.

         The Company repurchased a $4.0 million junior lien interest from RAI for $4,135,000. This loan was converted to a property interest as of December 31, 1999.

         The Company sold a $2.5 million first mortgage to RAI and recognized a gain on sale of $131,000.

         The Company purchased from RAI two loans totaling $44.4 million (balance of $44.0 million at December 31, 1999), which included a $34.5 million (balance of $34.5 million at December 31,1999) senior lien interest of an unaffiliated party.

         During 1998, the Company engaged in the following transactions with RAI subsequent to the purchase of the Initial Investments:

         The Company purchased senior lien interests in three loans from RAI at an aggregate purchase price of $18.0 million (balance of $7.7 million and $17.9 million at December 31, 1999 and 1998, respectively).

         The Company and RAI jointly acquired a loan at a purchase price of $85.5 million, $10.0 million (balance of $10.5 million and $10.1 million as of December 31, 1999 and 1998, respectively) of which was contributed by the Company. The Company's interest is subordinate to the $69.5 million ($68.5 million and $69.3 million as of December 31, 1999 and 1998, respectively) interest of an unaffiliated party, but senior to RAI's interest.

         The Company and RAI jointly originated a loan in the amount of $17.3 million, $4.0 million of which was contributed by the Company. The Company's interest is senior to RAI's interest and subordinate to the $12.2 million (balance of $12.0 million and $12.1 million as of December 31, 1999 and 1998, respectively) interest of an unaffiliated party.

         The Company purchased an 89% interest in a limited partnership, which owns a property in Philadelphia, PA, for $750,000. The property was subject to a loan payable to RAI, existing at the time of the Company's acquisition of its interest, of approximately $65.0 million. The loan bore interest at 10%. The limited partnership obtained senior financing from an unaffiliated party in the original principal amount of $44.0 million ($43.4 million and $43.9 million at December 31, 1999 and 1998, respectively) to reduce the loan to approximately $22.9 million and to restructure it into two loans, one with an original principal balance of $18.4 million ($18.3 million and $17.9 million at December 31, 1999 and 1998, respectively) and the other with an original principal balance of $4.5 million ($4.9 million and $4.4 million at December 31, 1999and 1998, respectively), both of which are subordinate to the senior financing.

         The Company purchased a $5.8 million (balance of $0 and $5.8 million at December 31, 1999 and 1998, respectively) lien interest from RAI, which included a $1.8 million (balance of $0 and $1.8 million as of December 31, 1999 and 1998, respectively) senior lien interest of an unaffiliated party.

         The Company sold a $4.0 million junior lien interest to RAI and recognized a gain on sale of $940,000.

         The Company anticipates that it will purchase and sell additional loans and lien interests in loans to and from RAI, and participate with it in other transactions.


         Brandywine Construction & Management, Inc. ("Brandywine"), an affiliate of RAI, provided real estate management services to two properties owned by the Company and twelve properties underlying the Company's loans at December 31, 1999 (one property and fourteen properties underlying the Company's loans at December 31, 1998). Management fees in the amount of $422,000 and $58,000 were paid to Brandywine for the years ended December 31, 1999 and 1998, respectively, relating to the properties owned by the Company.


         The Company places its temporary excess cash in short-term money market instruments with Hudson United Bancorp, as successor in interest to JeffBanks, Inc. The Chairman and Chief Executive Officer of the Company is a director of Hudson United Bancorp and the Chairman of the Jefferson Bank Division of Hudson United Bank (Hudson United Bancorp's banking subsidiary). As of December 31, 1999 the Company had $10.4 million ($5.0 million at December 31, 1998) in deposits at Hudson United Bancorp, of which approximately $10.3 million ($4.9 million at December 31, 1998) is over the FDIC insurance limit.

         In 1999, the Company originated a loan in the amount of $950,000 to the son of the Chairman and Chief Executive Officer of the Company, who is also the President of RAI. The loan yields 15.0% and is secured by the partnership interests in the partnership that owns the underlying properties.

NOTE 11 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1999 and 1998 are outlined below.

         For cash and cash equivalents the recorded book value of $11.3 million and $5.0 million as of December 31, 1999 and 1998, respectively, approximated fair value. The book value of restricted cash of $5.3 million approximated fair value at December 31, 1999. The recorded book value of the secured line of credit totaling $14.0 million at December 31, 1999 approximated its fair value.

         The net loan portfolio, senior indebtedness secured by real estate underlying the Company's wraparound loans, and long term debt secured by real estate owned at December 31, 1999 and 1998 have been valued using a present value of expected future cash flows. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

         The following tables describe the carrying amounts and fair value estimates of the Company's investments in real estate loans and long term debt underlying the Company's wraparound loans and property interests:

                                                                          At December 31, 1999
                                                                          --------------------
                                                              Carrying           Estimated      Discount
                                                               Amount           Fair Value        Rate
                                                               ------           ----------        ----
First mortgages and senior loan participations ..........  $ 11,030,530        $ 12,127,973        9.0%
Mezzanine (including wraparound) loans...................  $115,762,704        $137,153,418       11.5%
Bridge loans ............................................  $ 33,860,161        $ 36,233,126       11.0%
Senior indebtedness secured by real estate underlying
   the company's wraparound loans........................  $ 78,478,730        $ 72,421,984        8.4%
Long term debt secured by real estate owned..............  $ 82,685,074        $ 74,253,733        9.3%



                                                                          At December 31, 1998
                                                                          --------------------
                                                              Carrying         Estimated       Discount
                                                               Amount         Fair Value         Rate
                                                               ------         ----------         ----
First mortgages and senior loan participations...........   $ 35,111,995     $ 36,125,331        11.6%
Mezzanine (including wraparound) loans...................   $ 81,334,701     $ 81,575,302        11.1%
Bridge loans ............................................   $  9,881,200     $  9,881,200        10.2%
Senior indebtedness secured by real estate underlying
   the company's wraparound loans........................   $ 46,936,032     $ 45,937,238         7.7%
Long term debt secured by real estate owned..............   $ 67,267,925     $ 59,933,809         8.4%

                                   SCHEDULE IV

                         Resource Asset Investment Trust
                                And Subsidiaries
                          Mortgage Loans on Real Estate
                                December 31, 1999

                                                Periodic Payment                      Face Amount         Book Value
Loan Type/Property Type         Maturity Date         Terms          Senior Liens      of Loans            Of Loans
-----------------------         -------------         -----          ------------      --------            --------
Long term first mortgages and
senior loan participations
--------------------------
                                               12 yr amortization,
Multifamily                     31-Aug-05      $3,499,310 balloon    $       ---      $ 5,675,463        $  5,675,463

All other                    3/28/01-7/14/09                                 ---        7,778,102           5,355,067
                                                                     -----------      -----------        ------------

Total long term first
mortgages and senior loan
participations                                                       $       ---      $13,453,565        $ 11,030,530

Mezzanine
(including wraparound loans)
----------------------------
Commercial                      n/a            interest only        $ 68,523,621      $12,488,189        $ 12,488,189

Commercial                      n/a            interest only          58,621,141       10,000,000          10,000,000

Multifamily                     31-Jul-08      interest only          11,970,859       16,150,000          16,150,000

Multifamily                     31-Oct-08      interest only           4,250,351        5,675,000           5,675,000

Commercial                      30-Nov-08      interest only           9,877,287       12,731,594          12,731,594

Commercial                      01-Dec-02      interest only          34,531,198       44,401,197          44,401,197

All other                     2/1/02-1/31/09                          26,757,616       21,730,801          14,316,724
                                                                    ------------     ------------        ------------

Total mezzanine
(including wraparound loans)                                        $214,532,073     $123,176,781        $115,762,704
                                                                    ------------     ------------        ------------

Short term bridge loans
-----------------------
Multifamily/commercial          31-May-00      interest only         $12,000,000     $ 17,591,712        $ 17,591,712

Commercial                      29-Jul-00      interest only          24,000,000       12,200,000          12,200,000

All other                     4/1/00-12/2/00                          13,905,000        4,068,449           4,068,449
                                                                    ------------     ------------        ------------

Total short term bridge loans                                        $49,905,000     $ 33,860,161        $ 33,860,161
                                                                    ------------     ------------        ------------
Grand Total                                                         $264,437,073     $170,490,507        $160,653,395
                                                                    ============     ============        ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Trustees and Executive Officers of the Registrant.

         The information required by this item will be set forth in Company's definitive proxy statement with respect to its 2000 annual meeting of shareholders, to be filed on or before April 29, 2000 (the "Proxy Statement"), and is incorporated herein by reference.

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

         (1) Financial Statements

         Consolidated Balance Sheets at December 31, 1999 and 1998

         Consolidated Statements of Operations for the years ended December 31, 1999 and 1998 and for the period from August 20, 1997 (date of inception) through December 31, 1997

         Consolidated Statements of Changes in Shareholders' Equity (Deficiency) for the years ended December 31, 1999 and 1998 and for the period from August 20, 1997 (date of inception) through December 31, 1997

         Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998 and for the period from August 20, 1997 (date of inception) through December 31, 1997

         Notes to Consolidated Financial Statements

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

     3.5       Articles of Incorporation of RAIT Limited, Inc.(1)

     3.6       By-laws of RAIT Limited, Inc.(1)

     3.7       Certificate of Limited Partnership of RAIT Partnership, L.P.(1)

     3.8       Limited Partnership Agreement of RAIT Partnership, L.P.(1)

     4         Form of Certificate for Common Shares of the Company (1)

     10.1      Form of Indemnification Agreement (1)

     10.2      Form of Agreement between Company and Resource America, Inc. (1)

     10.3      Employment Agreement between Betsy Z. Cohen and Registrant (1)

     10.4      Employment Agreement between Jay J. Eisner and Registrant (1)

     21        List of Subsidiaries

     23        Consent of Grant Thornton LLP

         (1) Filed previously as an Exhibit to the Company's Registration Statement on Form S-11 (Registration No. 333-35077)

         (2) Filed previously as an Exhibit to the Company's Registration Statement on Form S-11 (Registration No. 333-53067)

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

         (c) Exhibits

                         EXHBIT 21--LIST OF SUBSIDIARIES



                       EXHIBIT 21 -- LIST OF SUBSIDIARIES
                                                   State of
Subsidiary                                incorporation/organization
-------------------------               ----------------------------
RAIT Partnership, L.P.                  Delaware
RAIT General, Inc.                      Maryland
RAIT Limited, Inc.                      Maryland
OSEB GP, Inc.                           Delaware
OSEB Associates, L.P.                   Pennsylvania
RAIT Rohrerstown, L.P.                  Delaware
SLH Apartments, Inc.                    Delaware
SL Bonds, Inc.                          Delaware
DP Associates, LLC                      Maryland
RAIT SLH, L.P.                          Pennsylvania
RAIT SLH, Inc.                          Pennsylvania
RP XXXVII, Inc.                         Delaware



27 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         March 30, 2000                    /s/ Jay J. Eisner
                                           ------------------------------
                                           Jay J. Eisner
                                           President and Chief Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                                          Title                                    Date
             ---------                                          -----                                    ----
         /s/ Betsy Z. Cohen              Chairman, Chief Executive Officer and Trustee              March 30, 2000
         ------------------
           Betsy Z. Cohen

         /s/ Jay J. Eisner               President and Chief Operating Officer                      March 30, 2000
         -----------------
           Jay J. Eisner

       /s/ Ellen J. DiStefano            Vice President and Chief Financial Officer                 March 30, 2000
       ----------------------
         Ellen J. DiStefano

          /s/ Jay R. Cohen               Executive Vice President                                   March 30, 2000
          ----------------
            Jay R. Cohen

       /s/ Jonathan Z. Cohen             Secretary and Trustee                                      March 30, 2000
       ---------------------
         Jonathan Z. Cohen

        /s/ Edward S. Brown              Trustee                                                    March 30, 2000
        -------------------
          Edward S. Brown

        /s/ Joel R. Mesznik              Trustee                                                    March 30, 2000
        -------------------
          Joel R. Mesznik

        /s/ Daniel Promislo              Trustee                                                    March 30, 2000
        -------------------
          Daniel Promislo

         /s/ Jack L. Wolgin              Trustee                                                    March 30, 2000
         ------------------
           Jack L. Wolgin