Form 10-Q
period 2000-03-31
RESOURCE ASSET INVESTMENT TRUST
filed 2000-05-15
CIK 1045425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

For the quarterly period ended      March 31, 2000
                                    --------------

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from        to
                              -----------------

Commission file number             1-14760
                      --------------------------

                         RESOURCE ASSET INVESTMENT TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  MARYLAND                                  23-2919819
        ------------------------------                 -------------------
       (State or other jurisdiction of                     (IRS Employer
        incorporation or organization)                  Identification No.)


1845 WALNUT STREET, 10TH FLOOR, PHILADELPHIA, PA                 19103
------------------------------------------------               ---------
   (Address of principal executive offices)                    (Zip Code)


                                 (215) 861-7900
               --------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
   ------         -------

         As of April 30, 2000, 6,218,459 common shares of beneficial interest, with a par value of $0.01 per share, were outstanding.

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                            Index to Quarterly Report
                                  on Form 10-Q

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2000 (unaudited)
and December 31, 1999                                                         3

Consolidated Statements of Income (unaudited) for the three
months ended March 31, 2000 and 1999                                          4

Consolidated Statements of Cash Flows (unaudited) for the
three months ended March 31, 2000 and 1999                                    5

Notes to Consolidated Financial Statements-March 31, 2000 (unaudited)         6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12

PART II. OTHER INFORMATION

Item 6. Exhibits                                                             15




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                                         March 31, 2000
                                                                          (unaudited)            December 31, 1999
                                                                           ---------             -----------------
     ASSETS
          Cash and cash equivalents                                        $ 16,817,407              $ 11,323,301
          Restricted cash                                                     4,820,265                 5,283,886
          Tenant escrows                                                        153,992                   164,378
          Accrued interest receivable                                         1,934,660                 1,544,984
          Investments in real estate loans, net                             116,544,534               160,485,767
          Investments in real estate, net                                   107,850,117                89,936,339
          Furniture, fixtures and equipment, net                                 83,538                    88,243
          Prepaid expenses and other assets                                   2,695,915                 1,001,775
                                                                           ------------              ------------
             Total Assets                                                  $250,900,428              $269,828,673
                                                                           ============              ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities
         Accounts payable and accrued liabilities                          $    463,143              $    332,040
         Accrued interest payable                                             1,315,151                 1,033,484
         Deferred interest payable                                              641,903                   788,841
         Tenant security deposits                                               436,295                   270,908
         Borrowers' escrows                                                   3,865,379                 5,308,136
         Dividends payable                                                    3,161,554                         -
         Deferred income                                                         91,000                   693,162
         Senior indebtedness secured by real estate
            underlying the Company's wraparound loans                        43,850,653                78,478,730
         Long term debt secured by real estate owned                         94,310,036                82,685,074
         Secured line of credit                                              14,000,000                14,000,000
                                                                           ------------              ------------
             Total Liabilities                                              162,135,114               183,590,375

     Minority interest                                                        2,645,083                         -

     Shareholders' Equity
         Preferred Shares, $.01 par value; 25,000,000
           authorized shares                                                          -                         -
         Common Shares, $.01 par value; 200,000,000
           authorized shares; 6,199,127, issued and
           outstanding                                                           61,991                    61,991
         Additional paid-in-capital                                          86,159,238                86,159,238
        (Accumulated deficit)/retained earnings                               (100,998)                    17,069
                                                                           ------------              ------------
             Total Shareholders' Equity                                      86,120,231                86,238,298
                                                                           ------------              ------------
     Total Liabilities and Shareholders' Equity                            $250,900,428              $269,828,673
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

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                           For the Three Months Ended
                                                                                    March 31,
                                                                            2000                 1999
                                                                            ----                 ----
REVENUES
Mortgage interest income                                                  $4,660,726           $4,554,817
Rental income                                                              3,850,010            2,705,626
Fee income and other                                                         141,983              272,500
Investment income                                                            172,189               62,854
                                                                          ----------           ----------
    Total Revenues                                                         8,824,908            7,595,797

COSTS AND EXPENSES
Interest                                                                   2,802,296            2,624,885
Property operating expenses                                                1,959,586            1,211,478
General and administrative                                                   350,110              392,332
Depreciation and amortization                                                626,301              444,567
                                                                          ----------           ----------
    Total Costs and Expenses                                               5,738,293            4,673,262
                                                                          ----------           ----------

Net Income before minority interest                                       $3,086,615           $2,922,535

Minority interest                                                                  -               17,761
                                                                          ----------           ----------
Net Income                                                                $3,086,615           $2,940,296
                                                                          ==========            =========

Net Income per common share-basic                                         $      .50           $      .48
                                                                          ==========           ==========

Weighted average common shares outstanding-basic                           6,199,127            6,165,334
                                                                          ==========           ==========

Net income per common share-diluted                                       $      .50           $      .48
                                                                          ==========           ==========
Weighted average common shares outstanding-diluted                         6,207,304            6,177,882
                                                                          ==========           ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            For the three months ended March 31,
                                                                                    2000         1999
                                                                                    ----         ----
    Cash flows from operating activities
        Net Income                                                              $ 3,086,615     2,940,297
          Adjustments to reconcile net income to net cash provided by operating activities
          Minority interest                                                               -       (17,761)
          Depreciation and amortization                                             626,301       444,567
          Accretion of loan discount                                                      -      (165,987)
          Decrease in security deposit escrows                                       10,386             -
          Increase in accrued interest receivable                                  (389,676)     (200,944)
          Increase in prepaid expenses and other assets                          (1,815,020)     (261,050)
          Increase (decrease) in accounts payable and accrued liabilities            87,977       (14,276)
          Increase in accrued interest payable                                      281,667       302,213
          (Decrease) increase in deferred interest payable                         (146,938)      163,574
          Increase (decrease) in tenant security deposits                           165,387        (8,049)
          (Decrease) increase in deferred income                                   (602,161)      450,977
          Decrease in borrowers' escrows                                           (851,364)     (401,218)
                                                                                -----------    ----------
             Net cash provided by operating activities                              453,174     3,232,343
                                                                                -----------    ----------


    Cash flows from investing activities
          Purchase of furniture, fixtures and equipment                             (7,688)        (2,211)
          Real estate loans purchased                                                    -     (5,000,000)
          Real estate loans originated                                             (270,000)   (8,901,576)
          Principal repayments of loans                                           9,800,911    10,169,543
          Purchase of real estate                                                (5,646,876)            -
          Utilization of reserves held by mortgagee to pay taxes                  1,417,405       893,272
                                                                                -----------    ----------
              Net cash provided by (used in) investing activities                 5,293,752    (2,840,972)
                                                                                -----------    ----------


    Cash flows from financing activities
          Principal repayments on senior indebtedness                               (96,880)     (276,675)
          Principal repayments on long-term debt                                   (155,940)     (118,195)
          Other                                                                           -        (1,896)
                                                                                -----------    ----------
              Net cash used in financing activities                                (252,820)     (396,766)
                                                                                -----------    ----------

    Net change in cash and cash equivalents                                       5,494,106        (5,395)
                                                                                -----------    ----------

    Cash and cash equivalents, beginning of period                               11,323,301      5,011,666
                                                                                -----------    -----------

    Cash and cash equivalents, end of period                                    $16,817,407    $ 5,006,271
                                                                                ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, these unaudited financial statements contain all disclosures, which are necessary to present fairly the Company's consolidated financial position at March 31, 2000, and the results of operations and the cash flows for the three months ended March 31, 2000 and 1999. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operation for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - RESTRICTED CASH AND BORROWERS' ESCROWS

         Restricted cash and borrowers' escrows represents borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for the loans.

NOTE 3-INVESTMENTS IN REAL ESTATE LOANS

         The Company's portfolio of Investments in real estate loans consisted of the following at March 31, 2000:

         Long-term first mortgages and senior loan participations          $ 11,008,480
         Mezzanine (including wraparound) loans                              71,722,645
         Short-term bridge loans                                             33,860,161
         Loan costs                                                             179,405
         Less: Provision for loan losses                                       (226,157)
                                                                           ------------
              Investments in real estate loans                              116,544,534
         Less: Senior indebtedness secured by real estate
                   underlying the Company's wraparound loans                (43,850,653)
                                                                           ------------
              Net Investments in real estate loans                         $ 72,693,881
                                                                           ============

         The following is a summary description of the assets contained in the Company's portfolio of Investments in real estate loans:

                                                              Number of     Average Loan-to-        Yield           Range of
                Type of Loan                                    Loans           Value               Range          Maturities
                ------------                                  ---------     ----------------       -------         -----------
Long-term first mortgages and senior loan participations
                                                                  6               44%              10-15%         3/28/01-7/14/09
Mezzanine (including wraparound) loans                            12              86%              11-18%          2/1/02-1/31/09
Short term bridge loans                                           5               78%              15-30%         5/31/00-7/29/00

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)


         Approximately $60.4 million of the loans are secured by multi-family residential properties and $56.2 million of the loans are secured by commercial properties.

         As of March 31, 2000, twelve of the Company's purchased loans were still subject to forbearance agreements or other contractual restructurings that existed at the time the Company acquired the loans. During the quarter ended March 31, 2000, all payments under the agreements were timely and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining eleven loans in the Company's portfolio were performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of March 31, 2000.

         As of March 31, 2000, senior indebtedness secured by real estate underlying the Company's wraparound loans consists of the following:

         Loan payable, secured by real estate, monthly
         installments of $13,789, including interest at
         7.08%, remaining principal due
         December 1, 2008                                                        $ 1,902,117

         Loan payable, secured by real estate, monthly
         installments of $17,051, including interest at
         6.83%, remaining principal due
         December 1, 2008                                                          2,403,974

         Loan payable, secured by real estate, monthly
         installments of $10,070, including interest at
         6.83%, remaining principal due
         December 1, 2008                                                          1,521,171

         Loan payable, secured by real estate, monthly
         installments of $80,427, including interest at
         6.95%, remaining principal due July 1, 2008                              11,937,380

         Loan payable. secured by real estate, monthly
         installments of $28,090, including interest at
         6.82%, remaining principal due November 1, 2008                           4,238,491

         Loan payable, secured by real estate, monthly
         installments of $72,005, including interest at
         7.55%, remaining principal due
         December 1 2008                                                           9,847,520

         Loan payable, secured by Company's interest in
         short-term bridge loan of $17,576,712, interest
         only at 8.25% due monthly, principal balance due
         December 1, 1999                                                         12,000,000
                                                                                 -----------
                                                                                 $43,850,653
                                                                                 ===========

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)


         As of March 31, 2000 the senior indebtedness secured by real estate underlying the Company's wraparound loans maturing in the remainder of 2000, over the next four years, and the aggregate indebtedness maturing thereafter is as follows:

                               2000    $12,299,192
                               2001        420,498
                               2002        451,502
                               2003        484,796
                               2004        520,550
                         Thereafter     29,674,115
                                       -----------
                                       $43,850,653
                                       ===========

NOTE 4-INVESTMENTS IN REAL ESTATE

         Investments in real estate are comprised of the following at March 31, 2000:

         Land                                                     $ 12,262,187
         Office buildings and improvements                          63,761,110
         Apartment buildings                                        34,908,741
                                                                  ------------
              Subtotal                                             110,932,038
         Less: Accumulated depreciation                             (3,081,921)
                                                                   -----------
              Investments in real estate, net                     $107,850,117
                                                                  ============

         As of March 31, 2000, long-term debt secured by the Company's Investments in real estate consists of the following:

          Loan payable, secured by real estate, monthly installments of
          $8,008, including interest at 7.33%, remaining principal due
          August 1, 2008                                                           $  1,074,131

          Loan payable, secured by real estate, monthly installments of
          $288,314, including interest at 6.85%, remaining principal due
          August 1, 2008                                                             43,318,802(1)

          Loan payable, secured by real estate, monthly payments of
          interest only at 10%, principal due August 1, 2008                          4,860,161(1)

          Loan payable, secured by partnership interests in a real
          estate partnership, monthly payments of interest only at
          8.19%, additional interest of 3.81% is deferred and payable from net cash flow, principal and deferred interest due
          September 1, 2008                                                          18,308,135(1)

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)



          Loan payable, secured by real estate, monthly installments of
          $107,255, including interest at 7.73%, remaining principal due
          December 1, 2009                                                           14,967,905
                                                                                     ----------

          Loan payable, secured by real estate, monthly installments of
          $87,960, including interest at 8.37%, remaining principal due
          March 1, 2008                                                             11,780,902
                                                                                   -----------
                                                                                   $94,310,036
                                                                                   ===========

(1) These loans all relate to a single investment in real estate.

         As of March 31, 2000 the amount of long-term debt secured by the Company's Investments in real estate maturing in the remainder of 2000, over the next four years, and the aggregate indebtedness maturing thereafter, is as follows:

         2000                 516,693
         2001                 749,710
         2002                 806,369
         2003                 867,337
         2004                 932,945
         Thereafter        90,436,982
                          -----------
                          $94,310,036
                          ===========

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

Overview

         The Company commenced investment operations in January 1998. Its principal business objective is to generate income for distribution to its shareholders from a combination of interest, rents and distributions from loans that the Company originates and funds, loans or property interests acquired and other investments. The Company completed two public offerings of its common shares during 1998 and utilized these proceeds, combined with repayment and refinancing of its loans and property interests and its line of credit, to build its investment portfolio.

Liquidity and Capital Resources

         Since commencement of investment operations in January 1998, the principal source of the Company's capital resources has been the two offerings of its common shares, which, after offering costs and underwriting discounts and commissions, resulted in net proceeds to the Company of $86.0 million. Secondarily, the Company has obtained capital resources from the repayment, refinancing, and sale of loans in its portfolio (or principal payments on those loans), aggregating $9.8 million for the quarter ended March 31, 2000 ($10.2 million for the quarter ended March 31, 1999). The principal use of these funds has been the origination, acquisition and purchase of loans in the amount of $270,000 for the quarter ended March 31, 2000 ($13.9 million for the quarter ended March 31, 1999), and the purchase of real estate and improvements in the amount of $5.6 million for the quarter ended March 31, 2000 ($0 for the quarter ended March 31, 1999).

         The Company also receives funds from interest payments on its loans and operating income from its property interests. As required by the Internal Revenue Code of 1986, the Company utilizes these funds (to the extent of not less than 95% of its taxable income) to pay dividends to its shareholders. For the quarter ended March 31, 2000, the Company declared dividends of $3.2 million, which were paid on April 12, 2000.

         In order to maintain liquidity, the Company continues to pursue a strategy of providing shorter-term financing to its borrowers (generally in the form of bridge financing) to increase the turnover of its investments, and pursuing borrower refinancing of the Company's loans through senior lenders, with the Company retaining junior interests. The Company is not currently experiencing material difficulties in originating shorter-term financings or obtaining senior lien refinancings on acceptable terms. However, there can be no assurance that difficulties will not be encountered in the future, depending upon the development of conditions in the credit markets

         At March 31, 2000, the Company had approximately $13.6 million in funds available for investment ($3.2 million of cash held at March 31, 2000 was reserved to pay a cash dividend on April 12, 2000). All cash was temporarily invested in a money-market account that the Company believes has a high degree of liquidity and safety.

         Results of Operations

         The Company had average earning assets for the quarter ended March 31, 2000 of $100.6 million ($92.4 million for the quarter ended March 31, 1999), including $14.1 million of average earning assets invested in a money-market account for the quarter ended March 31, 2000 ($5.0 million for the quarter ended March 31, 1999). The increases in total average earning assets and average earning assets invested in a money-market account from the quarter ended March 31, 1999 to the corresponding period in 2000 were due the utilization of the Company's credit line ($14.0 million and $0 outstanding at March 31, 2000 and 1999, respectively) to originate loans and to acquire loans and property interests.

         Interest income derived from loans was $4.7 million and $4.6 million for the quarter ended March 31, 2000 and 1999, respectively. Interest income from the money market account was $172,000 for the quarter ended March 31, 2000 compared to $63,000 for the corresponding period in 1999. The increase in interest income from the money market account from the quarter ended March 31, 1999 to the quarter ended March 31, 2000 was due to a higher balance of assets invested in a money-market account due to a loan repayment in the first quarter of 2000. The yield on average earning non-money market assets was 18.0% and 15.8% for the quarters ended March 31, 2000 and 1999, respectively. The yield on average earning money market account assets was 4.9% and 5.0% for the quarters ended March 31, 2000 and 1999, respectively. The increase in yield on average earning non-money market assets was due to increased yields obtained from loans originated subsequent to March 31, 1999. The decrease in yield on average earning money market account assets was due to a decrease in amounts paid by banks on money market funds. The Company derived $3.9 million from rents from its property interests for the quarter ended March 31, 2000 compared to $2.7 million for the quarter ended March 31, 1999. The increase in rents from the Company's property interests from the quarter ended March 31, 1999 to the same period in 2000 was due to the acquisition of a total of three property interests during the second and fourth quarters of 1999 and the first quarter of 2000.

         Twelve of the Company's purchased loans remained subject to forbearance agreements or other contractual restructurings that existed at the time the Company acquired the loans. During the quarter ended March 31, 2000, all payments under the agreements were timely made and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining eleven loans in the Company's portfolio are performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of March 31, 2000.

         During the quarter ended March 31, 2000, the Company incurred expenses of $5.7 million compared to $4.7 million for the same period in 1999. The expenses consist of interest expense, operating expenses relating to the Company's property interests, general and administrative expenses and depreciation and amortization. Interest expense was $2.8 million for the quarter ended March 31, 2000 as compared to $2.6 million for the corresponding period in 1999. Interest expense relates to interest payments made on senior indebtedness encumbering properties underlying the Company's investments in wraparound loans and properties owned by the Company and interest payments made on the Company's secured line of credit, all of which increased as a result of the increase in the Company's loan portfolio. Property operating expenses were $2.0 million for the quarter ended March 31, 2000 compared to $1.2 million for the quarter ended March 31, 1999. Depreciation and amortization was $626,000 for the quarter ended March 31, 2000 as compared to $445,000 for the corresponding period in 1999. The increases in property operating expenses, depreciation and amortization from quarter ended March 31, 1999 to the corresponding period in 2000, were due to the Company's acquisition of a total of three property interests in the second and fourth quarters of 1999 and the first quarter of 2000. General and administrative expenses were $350,000 for the quarter ended March 31, 2000 as compared to $392,000 for the corresponding period in 1999. The decrease in general and administrative expenses from the first quarter of 1999 to the same period in 2000 was due to a timing difference in the recognition of bonuses paid.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Financial Data Schedule

(b)    Reports on Form 8-K

(1) No reports were filed on Form 8-K during the quarter ended March 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



May 15, 2000                                 /s/ Ellen J. DiStefano
-------------                                -----------------------
DATE                                         Ellen J. DiStefano
                                             Chief Financial Officer
                                             (On behalf of the registrant and
                                             as its principal financial officer)