Form 10-Q
period 2000-06-30
RESOURCE ASSET INVESTMENT TRUST
filed 2000-08-14
CIK 1045425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              June 30, 2000
                              --------------------------------------------------

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

                         RESOURCE ASSET INVESTMENT TRUST
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 MARYLAND                                   23-2919819
 ---------------------------------------          ------------------------------
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                    Identification No.)


             1845 WALNUT STREET, 10TH FLOOR, PHILADELPHIA, PA    19103
-------------------------------------------------------------------------------
                 (Address of principal executive offices)      (Zip Code)


                                 (215) 861-7900
   --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No
   ---------------  ----------------

         As of July 31, 2000, 6,256,851 common shares of beneficial interest, par value $0.01 per share, were outstanding.

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                            Index to Quarterly Report
                                  on Form 10-Q


PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----
Item 1. Financial Statements

Consolidated Balance Sheets at June 30, 2000 (unaudited)
and December 31, 1999                                                          3

Consolidated Statements of Income (unaudited) for the three
and six months ended June 30, 2000 and 1999                                    4

Consolidated Statements of Cash Flows (unaudited) for the
six months ended June 30, 2000 and 1999                                        5

Notes to Consolidated Financial Statements-June 30, 2000 (unaudited)           6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           12

PART II. OTHER INFORMATION

Item 6. Exhibits                                                              15

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                           Consolidated Balance Sheets



                                                                          June 30, 2000
                                                                           (unaudited)            December 31, 1999
                                                                          -------------           -----------------
ASSETS
     Cash and cash equivalents                                             $ 20,581,929              $ 11,323,301
     Restricted cash                                                          3,931,923                 5,283,886
     Investments in real estate loans, net                                  120,691,219               160,485,767
     Investments in real estate, net                                        107,598,435                89,936,339
     Tenant escrows                                                             230,096                   164,378
     Accrued interest receivable                                              2,049,048                 1,544,984
     Furniture, fixtures and equipment, net                                     101,115                    88,243
     Prepaid expenses and other assets                                        2,294,094                 1,001,775
                                                                           ------------              ------------
        Total Assets                                                       $257,477,859              $269,828,673
                                                                           ============              ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Accounts payable and accrued liabilities                               $    643,623              $    332,040
    Accrued interest payable                                                  1,375,574                 1,033,484
    Deferred interest payable                                                   865,284                   788,841
    Tenant security deposits                                                    493,456                   270,908
    Borrowers' escrows                                                        3,706,167                 5,308,136
    Dividends payable                                                         3,179,121                         -
    Deferred income                                                             420,000                   693,162
    Senior indebtedness secured by real estate
       underlying the Company's wraparound loans                             43,754,266                78,478,730
    Long term debt secured by real estate owned                              94,136,005                82,685,074
    Secured line of credit                                                   20,000,000                14,000,000
                                                                           ------------              ------------
        Total Liabilities                                                   168,573,496               183,590,375

Minority interest                                                             2,644,853                         -

Shareholders' Equity
    Preferred Shares, $.01 par value; 25,000,000
      authorized shares                                                               -                         -
    Common Shares, $.01 par value; 200,000,000
      authorized shares; 6,233,571 and 6,199,127 at
      June 30, 2000 and December 31, 1999, respectively,
      issued and outstanding                                                     62,336                    61,991
    Additional paid-in-capital                                               86,493,680                86,159,238
    (Accumulated deficit)/retained earnings                                    (296,506)                   17,069
                                                                           ------------              ------------
        Total Shareholders' Equity                                           86,259,510                86,238,298
                                                                           ------------              ------------
Total Liabilities and Shareholders' Equity                                 $257,477,859              $269,828,673
                                                                           ============              ============

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                            For the three months                       For the six months
                                                               ended June 30,                            Ended June 30,
                                                     ---------------------------------          --------------------------------
                                                         2000                 1999                 2000                 1999
                                                     -----------           -----------          -----------          -----------
REVENUES
Mortgage interest income                             $ 4,046,307           $ 5,173,243          $ 8,707,033          $ 9,728,060
Rental income                                          4,936,921             2,932,094            8,786,931            5,637,720
Fee income and other                                     557,317                22,500              699,300              295,000
Investment income                                        171,619                41,964              343,808              104,818
Gain on sale of loan                                           -               131,125                    -              131,125
                                                     -----------           -----------          -----------          -----------
    Total Revenues                                     9,712,164             8,300,926           18,537,072           15,896,723

COSTS AND EXPENSES
Interest                                               3,212,113             2,894,959            6,014,409            5,519,844
Property operating expenses                            2,284,384             1,516,918            4,243,970            2,728,396
General and administrative                               450,408               396,531              800,518              788,862
Depreciation and amortization                            723,508               608,348            1,349,809            1,052,915
                                                     -----------           -----------          -----------          -----------
    Total Costs and Expenses                           6,670,413             5,416,756           12,408,706           10,090,017
                                                     -----------           -----------          -----------          -----------
Net Income before minority interest                  $ 3,041,751           $ 2,884,170          $ 6,128,366          $ 5,806,706
                                                     -----------           -----------          -----------          -----------
Minority interest                                        (52,704)                    -              (52,704)              17,761
                                                     -----------           -----------          -----------          -----------
Net Income                                           $ 2,989,047           $ 2,884,170          $ 6,075,662          $ 5,824,467
                                                     ===========           ===========          ===========          ===========
Net Income per common share-basic                    $       .48           $       .47          $       .98          $       .94
                                                     ===========           ===========          ===========          ===========
Weighted average common shares outstanding-basic       6,218,995             6,165,334            6,209,061            6,165,334
                                                     ===========           ===========          ===========          ===========
Net income per common share-diluted                  $       .48           $       .47          $       .98          $       .94
                                                     ===========           ===========          ===========          ===========
Weighted average common shares
outstanding-diluted                                    6,225,788             6,178,942            6,215,697            6,179,062
                                                     ===========           ===========          ===========          ===========

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 For the six months ended June 30,
                                                                                    2000                  1999
                                                                                -------------        -------------
Cash flows from operating activities
    Net Income                                                                  $   6,075,662        $   5,824,467
      Adjustments to reconcile net income to net
           cash provided by operating activities
      Gain on sale of loan                                                                  -             (131,125)
      Minority interest                                                                52,704              (17,761)
      Depreciation and amortization                                                 1,349,809            1,052,915
      Accretion of loan discount                                                     (213,474)            (317,573)
      Decrease (increase) in accrued interest receivable                               24,269             (748,745)
      Increase in prepaid expenses and other assets                                (1,603,656)            (358,727)
      Increase (decrease) in accounts payable and accrued liabilities                 311,583              (47,720)
      Increase (decrease) in accrued interest payable                                 342,090                 (668)
      Increase in deferred interest payable                                            76,443              358,936
      Increase in tenant security deposits                                            222,548               42,435
      Decrease (increase) in deferred income                                         (273,162)             450,977
      Decrease in borrowers' escrows                                                 (250,006)            (408,275)
                                                                                -------------        -------------
         Net cash provided by operating activities                                  6,049,092            5,699,136
                                                                                -------------        -------------
Cash flows from investing activities
      Purchase of furniture, fixtures and equipment                                    (1,991)              (5,460)
      Real estate loans purchased                                                  (1,828,333)         (14,225,435)
      Real estate loans originated                                                 (5,305,000)          (8,868,192)
      Proceeds from sale of loan                                                            -            2,481,782
      Principal repayments of loans                                                12,285,253           14,861,932
      Real estate purchases and improvements                                       (5,740,538)          (2,971,572)
      Utilization of reserves held by mortgagee to pay taxes                        1,162,254              684,091
                                                                                -------------        -------------
          Net cash provided by (used in) investing activities                   $     571,645        $  (8,042,854)
                                                                                -------------        -------------
Cash flows from financing activities
      Advances on secured line of credit                                            6,000,000            9,135,000
      Issuance of common stock, net                                                    97,472                    -
      Payment of dividends                                                         (2,936,343)          (3,144,320)
      Principal repayments on senior indebtedness                                    (193,266)            (184,888)
      Principal repayments on long-term debt                                         (329,972)            (221,857)
      Other                                                                                 -               (4,446)
                                                                                -------------        -------------
          Net cash provided by financing activities                                 2,637,891            5,579,489
                                                                                -------------        -------------
Net change in cash and cash equivalents                                             9,258,628            3,234,771
                                                                                -------------        -------------
Cash and cash equivalents, beginning of period                                     11,323,301            5,011,666
                                                                                -------------        -------------
Cash and cash equivalents, end of period                                        $  20,581,929        $   8,247,437
                                                                                =============        =============

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, these unaudited financial statements contain all disclosures, which are necessary to present fairly the Company's consolidated financial position at June 30, 2000, and the results of operations and the cash flows for the three and six months ended June 30, 2000 and 1999. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operation for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - RESTRICTED CASH AND BORROWERS' ESCROWS

         Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for the loans.

NOTE 3 - INVESTMENTS IN REAL ESTATE LOANS

         The Company's portfolio of investments in real estate loans consisted of the following at June 30, 2000:


         Long-term first mortgages and senior loan participations               $  10,918,051
         Mezzanine (including wraparound) loans                                    71,868,730
         Short-term bridge loans                                                   37,868,635
         Loan costs                                                                   261,960
         Less: Provision for loan losses                                             (226,157)
                                                                                ------------
              Investments in real estate loans                                    120,691,219
         Less: Senior indebtedness secured by real estate
               underlying the Company's wraparound loans                          (43,754,266)
                                                                                -------------
              Net Investments in real estate loans                              $  76,936,953
                                                                                =============

         The following is a summary description of the assets contained in the Company's portfolio of investments in real estate loans:

                                                                Number         Average
                                                                  of          Loan-to-            Yield               Range of
                       Type of Loan                             Loans           Value             Range               Maturities
                       ------------                             -----        ----------           -----               ----------
Long-term first mortgages and senior loan participations          6               44%              10-15%           3/28/01-7/14/09
Mezzanine (including wraparound) loans                            12              86%              11-18%(1)         2/1/02-1/31/09
Short term bridge loans                                           5               79%              15-44%           8/31/00-1/29/01

----------
(1) includes points charged

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


         Approximately $65.3 million of the loans are secured by multi-family residential properties and $55.3 million of the loans are secured by commercial properties.

         As of June 30, 2000, twelve of the Company's purchased loans were still subject to forbearance agreements or other contractual restructurings that existed at the time the Company acquired the loans. During the quarter ended June 30, 2000, all payments under the agreements were timely and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining eleven loans in the Company's portfolio were performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of June 30, 2000.

         As of June 30, 2000, senior indebtedness secured by real estate underlying the Company's wraparound loans consists of the following:


          Loan payable, secured by real estate, monthly installments of $13,789, including interest at 7.08%, remaining principal due
          December 1, 2008                                                          $ 1,895,122

          Loan payable, secured by real estate, monthly installments of
          $17,051, including interest at 6.83%, remaining principal
          due December 1, 2008                                                        2,394,726

          Loan payable, secured by real estate, monthly installments of
          $10,070, including interest at 6.83%, remaining  principal
          due December 1, 2008                                                        1,517,489

          Loan payable, secured by real estate, monthly installments of
          $80,427, including interest at 6.95%, remaining principal due July
          1, 2008                                                                    11,903,315

          Loan payable. secured by real estate, monthly installments of
          $28,090, including interest at 6.82%, remaining principal due
          November 1, 2008                                                            4,226,428

          Loan payable, secured by real estate, monthly installments of
          $72,005, including interest at 7.55%, remaining principal
          due December 1 2008                                                         9,817,186

          Loan payable, secured by Company's interest in short-term bridge loan of $17,576,712, interest only at 8.25% due monthly, principal
          balance due December 1, 1999                                               12,000,000
                                                                                    -----------
                                                                                    $43,754,266
                                                                                    ===========

                                      -7-

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)




         As of June 30, 2000 the senior indebtedness secured by real estate underlying the Company's wraparound loans maturing in the remainder of 2000, over the next four years, and the aggregate indebtedness maturing thereafter is as follows:

                        2000        $ 12,198,736
                        2001             420,498
                        2002             451,502
                        2003             484,796
                        2004             520,550
                  Thereafter          29,678,184
                                    ------------
                                    $ 43,754,266
                                    ============

NOTE 4-INVESTMENTS IN REAL ESTATE

         Investments in real estate are comprised of the following at June 30, 2000:

               Land                                          $  12,262,187
               Office buildings and improvements                64,256,077
               Apartment buildings                              34,890,130
                                                             -------------
                    Subtotal                                   111,408,394
               Less: Accumulated depreciation                   (3,809,959)
                                                             -------------
                    Investments in real estate, net          $ 107,598,435
                                                             =============

         As of June 30, 2000, long-term debt secured by the Company's investments in real estate consists of the following:

               Loan payable, secured by real estate, monthly installments of
               $8,008, including interest at 7.33%, remaining principal due
               August 1, 2008                                                           $   1,068,395

               Loan payable, secured by real estate, monthly installments of
               $288,314, including interest at 6.85%, remaining principal due
               August 1, 2008                                                              43,211,557(1)

               Loan payable, secured by real estate, monthly
               payments of interest only at 10%, principal due August 1, 2008               4,860,161(1)

               Loan payable, secured by partnership interests in a real estate partnership, monthly payments of interest only at 8.19%,
               additional interest of 3.81% is deferred and payable from
               net cash flow, principal and deferred interest due
               September 1, 2008                                                           18,308,135(1)

               Loan payable, secured by real estate, monthly installments of
               $107,255, including interest at 7.73%, remaining principal due
               December 1, 2009                                                            14,935,186

               Loan payable, secured by real estate, monthly installments of
               $87,960, including interest at 8.37%, remaining principal due
               March 1, 2008                                                               11,752,571
                                                                                        -------------
                                                                                        $  94,136,005
                                                                                        =============


(1) These loans all relate to a single investment in real estate.

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)




         As of June 30, 2000 the amount of long-term debt secured by the Company's investments in real estate maturing in the remainder of 2000, over the next four years, and the aggregate indebtedness maturing thereafter, is as follows:

                          2000                 352,152
                          2001                 749,643
                          2002                 806,296
                          2003                 867,258
                          2004                 932,858
                    Thereafter              90,427,798
                                          ------------
                                          $ 94,136,005
                                          ============

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may", "believe", "will", "expect", "anticipate", "estimate", "continue" or similar words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For a more complete discussion of these risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and, in particular, the Section titled "Cautionary Statements for Purposes of the Safe Harbor." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

Liquidity and Capital Resources

         Since commencement of investment operations in January 1998, the principal source of the Company's capital resources has been the two offerings of its common shares, which, after offering costs and underwriting discounts and commissions, resulted in net proceeds to the Company of $86.0 million. Secondarily, the Company has obtained capital resources from the repayment, refinancing, and sale of loans in its portfolio (or principal payments on those loans), aggregating $2.5 million for the quarter ended June 30, 2000 ($12.3 million for the six months ended June 30, 2000). The principal use of these funds has been the origination, acquisition and purchase of loans in the amount of $6.8 million for the quarter ended June 30, 2000 ($7.1 million for the six months ended June 30, 2000), and the purchase of real estate and improvements in the amount of $200,000 for the quarter ended June 30, 2000 ($5.8 million for the six months ended June 30, 2000).

         The Company also receives funds from interest payments on its loans and operating income from its property interests. As required by the Internal Revenue Code of 1986, the Company utilizes these funds (to the extent of not less than 95% of its taxable income) to pay dividends to its shareholders. For the quarter ended June 30, 2000, the Company declared dividends of $3.2 million, which were paid on July 13, 2000.

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


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

         At June 30, 2000, the Company had approximately $17.4 million in funds available for investment ($3.2 million of cash held at June 30, 2000 was reserved to pay a cash dividend on July 13, 2000). All cash was temporarily invested in a money-market account that the Company believes has a high degree of liquidity and safety.

         Results of Operations

         The Company had average earning assets for the three and six months ended June 30, 2000 of $102.3 million and $102.5 million, respectively ($95.1 million and $93.0 million for the three and six months ended June 30, 1999), including $18.8 million and $16.1 million of average earning assets invested in a money-market account for the three and six months ended June 30, 2000, respectively ($6.2 million for both the three and six months ended June 30, 1999.) The increases in total average earning assets and average earning assets invested in a money-market account from the three and six months ended June 30, 1999 to the corresponding periods in 2000 were due to one loan repayment in the first quarter of 2000, two loan repayments in the second quarter of 2000, and to the utilization of the Company's credit line ($20.0 million and $9.1 million outstanding at June 30, 2000 and 1999, respectively) in anticipation of approximately $19.2 million of loans to be originated in July 2000.

         Interest income derived from financings was $4.0 million and $8.7 million for the three and six months ended June 30, 2000 as compared to $5.2 million and $9.7 million for the corresponding periods in 1999. Interest income from the money market account was $172,000 and $344,000 for the three and six months ended June 30, 2000 compared to $42,000 and $105,000 for the corresponding periods in 1999. The decrease in interest income from both the three and six months ended June 30, 1999 to the corresponding periods in 2000 was due to a decrease in the Company's net investments in real estate loans ($76.9 million at June 30, 2000 versus $85.5 million at June 30, 1999) and an increase in the Company's net investment in real estate ($107.6 million at June 30, 2000 versus $72.5 million at June 30, 1999). The shift in the Company's portfolio from investments in real estate loans to investments in real estate results from the structuring of certain financings in a manner that has the features of an investment in a real estate loan, but for accounting purposes requires presentation as an investment in real estate. The increases in interest income from the money market account from the three and six months ended June 30, 1999 to the corresponding periods in 2000 was due to a higher balance of assets invested in a money-market account due to a loan repayment in the first quarter of 2000, and a draw on the secured line of credit in the amount of $6.0 million in anticipation of several loan closings. The yield on average earning non-money market assets was 19.4% and 18.4% for the three and six months ended June 30, 2000 and was 7.3% and 17.4% for the corresponding periods in 1999. The increases in yield are due to a decrease in the Company's cost of funds due to utilization of the secured line of credit and to the Company's ability to increase the pricing of its loans in response to market conditions. The yield on average earning money market account assets was 3.6% and 4.3% for the three and six months ended June 30, 2000 as compared to 5.0% for both the three and six months ended June 30, 1999. The decrease in yield on average earning money market account assets was due to a decrease in amounts paid by banks on money market funds. The Company derived $4.9 million from rents from its property interests for the quarter ended June 30, 2000 ($8.8 million for the six months ended June 30, 2000) compared to $2.9 million for the quarter ended June 30, 1999 ($5.6 million for the six months ended June 30, 1999). The increase in rents from the Company's property interests from the three and six months ended June 30, 1999 to the same periods in 2000 was due to an increase in the Company's investment in real estate and a decrease in the Company's investment in real estate loans as discussed above.

                         RESOURCE ASSET INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)



         Twelve of the Company's purchased loans remained subject to forbearance agreements or other contractual restructurings that existed at the time the Company acquired the loans. During the quarter ended June 30, 2000, all payments under the agreements were timely made and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining eleven loans in the Company's portfolio are performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of June 30, 2000.

         During the quarter ended June 30, 2000, the Company incurred expenses of $6.7 million ($12.4 million for the six months ended June 30, 2000) compared to $5.4 million for the three months ended June 30, 1999 ($10.1 million for the six months ended June 30, 1999). The expenses consist of interest expense, operating expenses relating to the Company's property interests, general and administrative expenses and depreciation and amortization. Interest expense was $3.2 million and $6.0 million for the three and six months ended June 30, 2000 as compared to $2.9 million and $5.5 million for the corresponding periods in 1999. Interest expense relates to interest payments made on senior indebtedness encumbering properties underlying the Company's investments in wraparound loans and properties owned by the Company and interest payments made on the Company's secured line of credit, all of which increased as a result of the increase in the Company's loan portfolio. Property operating expenses were $2.3 million and $4.2 million for the three and six months ended June 30, 2000 compared to $1.5 million and $2.7 million for the corresponding periods in 1999. Depreciation and amortization was $724,000 and $1.3 million for the three and six months ended June 30, 2000 as compared to $608,000 and $1.1 million for the corresponding periods in 1999. The increases in property operating expenses, depreciation and amortization from the three and six months ended June 30, 1999 to the corresponding periods in 2000, were due to an increase in the Company's investment in real estate and a decrease in the Company's investment in real estate loans as discussed above. General and administrative expenses were $450,000 and $800,000 for the three and six months ended June 30, 2000 as compared to $397,000 and $789,000 for the corresponding periods in 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Financial Data Schedule

(b)    Reports on Form 8-K

(1) On April 12, 2000 the Company filed a report on Form 8-K Item 5, discussing the resignation of one of its officers.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 14, 2000                            /s/ Ellen J. DiStefano
----------------------------               ----------------------
DATE                                       Ellen J. DiStefano
                                           Chief Financial Officer
                                           (On behalf of the registrant and
                                           as its principal financial officer)