Form 10-Q/A
period 2000-06-30
RESOURCE ASSET INVESTMENT TRUST
filed 2000-08-14
CIK 1045425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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
                                                     ===========           ===========          ===========          ===========

                         RESOURCE ASSET INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 For the six months ended June 30,
                                                                                    2000                  1999
                                                                                -------------        -------------
Cash flows from operating activities
    Net Income                                                                  $   6,075,662        $   5,824,467
      Adjustments to reconcile net income to net
           cash provided by operating activities
      Gain on sale of loan                                                                  -             (131,125)
      Minority interest                                                                52,704              (17,761)
      Depreciation and amortization                                                 1,349,809            1,052,915
      Accretion of loan discount                                                     (213,474)            (317,573)
      Decrease in tenant escrows                                                      (65,718)                   -
      Decrease (increase) in accrued interest receivable                               24,269             (748,745)
      Increase in prepaid expenses and other assets                                (1,603,656)            (358,727)
      Increase (decrease) in accounts payable and accrued liabilities                 311,583              (47,720)
      Increase (decrease) in accrued interest payable                                 342,090                 (668)
      Increase in deferred interest payable                                            76,443              358,936
      Increase in tenant security deposits                                            222,548               42,435
      (Decrease) increase in deferred income                                         (273,162)             450,977
      Decrease in borrowers' escrows                                                 (250,006)            (408,275)
                                                                                -------------        -------------
         Net cash provided by operating activities                                  6,049,092            5,699,136
                                                                                -------------        -------------
Cash flows from investing activities
      Purchase of furniture, fixtures and equipment                                    (1,991)              (5,460)
      Real estate loans purchased                                                  (1,828,333)         (14,225,435)
      Real estate loans originated                                                 (5,305,000)          (8,868,192)
      Proceeds from sale of loan                                                            -            2,481,782
      Principal repayments of loans                                                12,285,253           14,861,932
      Real estate purchases and improvements                                       (5,740,538)          (2,971,572)
      Utilization of reserves held by mortgagee to pay taxes                        1,162,254              684,091
                                                                                -------------        -------------
          Net cash provided by (used in) investing activities                   $     571,645        $  (8,042,854)
                                                                                -------------        -------------
Cash flows from financing activities
      Advances on secured line of credit                                            6,000,000            9,135,000
      Issuance of common stock, net                                                    97,472                    -
      Payment of dividends                                                         (2,936,343)          (3,144,320)
      Principal repayments on senior indebtedness                                    (193,266)            (184,888)
      Principal repayments on long-term debt                                         (329,972)            (221,857)
      Other                                                                                 -               (4,446)
                                                                                -------------        -------------
          Net cash provided by financing activities                                 2,637,891            5,579,489
                                                                                -------------        -------------
Net change in cash and cash equivalents                                             9,258,628            3,235,771
                                                                                -------------        -------------
Cash and cash equivalents, beginning of period                                     11,323,301            5,011,666
                                                                                -------------        -------------
Cash and cash equivalents, end of period                                        $  20,581,929        $   8,247,437
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

NOTE 3 - INVESTMENTS IN REAL ESTATE LOANS

         The Company's portfolio of investments in real estate loans consisted of the following at June 30, 2000:


         Long-term first mortgages and senior loan participations               $  10,918,051
         Mezzanine (including wraparound) loans                                    71,868,730
         Short-term bridge loans                                                   37,868,635
         Loan costs                                                                   261,960
         Less: Provision for loan losses                                             (226,157)
                                                                                -------------
              Investments in real estate loans                                    120,691,219
         Less: Senior indebtedness secured by real estate
               underlying the Company's wraparound loans                          (43,754,266)
                                                                                -------------
              Net investments in real estate loans                              $  76,936,953
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

         As of June 30, 2000, senior indebtedness secured by real estate underlying the Company's wraparound loans consists of the following:


          Loan payable, secured by real estate, monthly installments of $13,789, including interest at 7.08%, remaining principal due
          December 1, 2008                                                          $ 1,895,122

          Loan payable, secured by real estate, monthly installments of
          $17,051, including interest at 6.83%, remaining principal
          due December 1, 2008                                                        2,394,726

          Loan payable, secured by real estate, monthly installments of
          $10,070, including interest at 6.83%, remaining  principal
          due December 1, 2008                                                        1,517,489

          Loan payable, secured by real estate, monthly installments of
          $80,427, including interest at 6.95%, remaining principal due July
          1, 2008                                                                    11,903,315

          Loan payable. secured by real estate, monthly installments of
          $28,090, including interest at 6.82%, remaining principal due
          November 1, 2008                                                            4,226,428

          Loan payable, secured by real estate, monthly installments of
          $72,005, including interest at 7.55%, remaining principal
          due December 1, 2008                                                        9,817,186

          Loan payable, secured by Company's interest in short-term bridge loan of $17,576,712, interest only at 8.25% due monthly, principal
          balance due December 1, 1999                                               12,000,000
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

         Interest income derived from financings was $4.0 million and $8.7 million for the three and six months ended June 30, 2000 as compared to $5.2 million and $9.7 million for the corresponding periods in 1999. Interest income from the money market account was $172,000 and $344,000 for the three and six months ended June 30, 2000 compared to $42,000 and $105,000 for the corresponding periods in 1999. The decrease in interest income from both the three and six months ended June 30, 1999 to the corresponding periods in 2000 was due to a decrease in the Company's net investments in real estate loans ($76.9 million at June 30, 2000 versus $85.5 million at June 30, 1999) and an increase in the Company's net investment in real estate ($107.6 million at June 30, 2000 versus $72.5 million at June 30, 1999). The shift in the Company's portfolio from investments in real estate loans to investments in real estate results from the structuring of certain financings in a manner that has the features of an investment in a real estate loan, but for accounting purposes requires presentation as an investment in real estate. The increases in interest income from the money market account from the three and six months ended June 30, 1999 to the corresponding periods in 2000 was due to a higher balance of assets invested in a money-market account due to a loan repayment in the first quarter of 2000, and a draw on the secured line of credit in the amount of $6.0 million in anticipation of several loan closings. The yield on average earning non-money market assets was 19.4% and 18.4% for the three and six months ended June 30, 2000 and was 17.3% and 17.4% for the corresponding periods in 1999. The increases in yield are due to a decrease in the Company's cost of funds due to utilization of the secured line of credit and to the Company's ability to increase the pricing of its loans in response to market conditions. The yield on average earning money market account assets was 3.6% and 4.3% for the three and six months ended June 30, 2000 as compared to 5.0% for both the three and six months ended June 30, 1999. The decrease in yield on average earning money market account assets was due to a decrease in amounts paid by banks on money market funds. The Company derived $4.9 million from rents from its property interests for the quarter ended June 30, 2000 ($8.8 million for the six months ended June 30, 2000) compared to $2.9 million for the quarter ended June 30, 1999 ($5.6 million for the six months ended June 30, 1999). The increase in rents from the Company's property interests from the three and six months ended June 30, 1999 to the same periods in 2000 was due to an increase in the Company's investment in real estate and a decrease in the Company's investment in real estate loans as discussed above.

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

         During the quarter ended June 30, 2000, the Company incurred expenses of $6.7 million ($12.4 million for the six months ended June 30, 2000) compared to $5.4 million for the three months ended June 30, 1999 ($10.1 million for the six months ended June 30, 1999). The expenses consist of interest expense, operating expenses relating to the Company's property interests, general and administrative expenses and depreciation and amortization. Interest expense was $3.2 million and $6.0 million for the three and six months ended June 30, 2000 as compared to $2.9 million and $5.5 million for the corresponding periods in 1999. Interest expense relates to interest payments made on senior indebtedness encumbering properties underlying the Company's investments in wraparound loans and properties owned by the Company and interest payments made on the Company's secured line of credit, all of which increased as a result of the increase in the Company's portfolio. Property operating expenses were $2.3 million and $4.2 million for the three and six months ended June 30, 2000 compared to $1.5 million and $2.7 million for the corresponding periods in 1999. Depreciation and amortization was $724,000 and $1.3 million for the three and six months ended June 30, 2000 as compared to $608,000 and $1.1 million for the corresponding periods in 1999. The increases in property operating expenses, depreciation and amortization from the three and six months ended June 30, 1999 to the corresponding periods in 2000, were due to an increase in the Company's investment in real estate and a decrease in the Company's investment in real estate loans as discussed above. General and administrative expenses were $450,000 and $800,000 for the three and six months ended June 30, 2000 as compared to $397,000 and $789,000 for the corresponding periods in 1999.

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