Form 10-Q
period 2000-09-30
RESOURCE ASSET INVESTMENT TRUST
filed 2000-11-14
CIK 1045425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 2000
                                 ------------------

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     TO
                                 ------

Commission file number           1-14760
                        -----------------------

                              RAIT INVESTMENT TRUST
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    MARYLAND                            23-2919819
         -------------------------------           -------------------
         (State or other jurisdiction of               (IRS Employer
          incorporation or organization)           Identification No.)


       1818 MARKET STREET, 28TH FLOOR, PHILADELPHIA, PA            19103
       ------------------------------------------------            -----
       (Address of principal executive offices)                  (Zip Code)


                                 (215) 861-7900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                         RESOURCE ASSET INVESTMENT TRUST
             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   ----   ----

         As of October 31, 2000, 6,309,651 common shares of beneficial interest, par value $0.01 per share, were outstanding.

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                            Index to Quarterly Report
                                  on Form 10-Q

PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----

Item 1.  Financial Statements

Consolidated Balance Sheets at September 30, 2000 (unaudited)
and December 31, 1999                                                      3

Consolidated Statements of Income (unaudited) for the three
and nine months ended September 30, 2000 and 1999                          4

Consolidated Statements of Cash Flows (unaudited) for the
three and six months ended September 30, 2000 and 1999                     5

Notes to Consolidated Financial Statements-
September 30, 2000 (unaudited)                                             6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       12

PART II - OTHER INFORMATION

Item 6. Exhibits                                                          15


              The accompanying notes are an integral part of these
                        consolidated financial statements

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                                            September 30, 2000
                                                                               (unaudited)            December 31, 1999
                                                                                ---------             -----------------
     ASSETS
          Cash and cash equivalents                                             $ 14,439,958              $ 11,323,301
          Restricted cash                                                         10,016,025                 5,283,886
          Tenant escrows                                                             230,526                   164,378
          Accrued interest receivable                                              2,013,120                 1,544,984
          Investments in real estate loans, net                                  143,540,269               160,485,767
          Investments in real estate, net                                        107,919,340                89,936,339
          Furniture, fixtures and equipment, net                                      96,910                    88,243
          Prepaid expenses and other assets                                        2,895,682                 1,001,775
                                                                                ------------              ------------
             Total Assets                                                       $281,151,830              $269,828,673
                                                                                ============               ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities
         Accounts payable and accrued liabilities                               $    123,639              $    332,040
         Accrued interest payable                                                  1,611,871                 1,033,484
         Deferred interest payable                                                 1,085,172                   788,841
         Tenant security deposits                                                    489,430                   270,908
         Borrowers' escrows                                                       10,215,970                 5,308,136
         Dividends payable                                                         3,217,769                         -
         Deferred income                                                             766,658                   693,162
         Senior indebtedness secured by real estate
            underlying the Company's wraparound loans                             59,856,138                78,478,730
         Long term debt secured by real estate owned                              94,290,370                82,685,074
         Secured line of credit                                                   20,000,000                14,000,000
                                                                                ------------              ------------
             Total Liabilities                                                   191,657,017               183,590,375

     Minority interest                                                             2,656,679                         -

     Shareholders' Equity
         Preferred Shares, $.01 par value; 25,000,000
           authorized shares                                                               -                         -
         Common Shares, $.01 par value; 200,000,000
           authorized shares; 6,309,251 at September
           30, 2000 and 6,199,127 at December 31, 1999;
           issued and outstanding                                                     63,097                    61,991
         Additional paid-in-capital                                               87,306,383                86,159,238
        (Accumulated deficit)/retained earnings                                     (531,346)                   17,069
                                                                                ------------              ------------
             Total Shareholders' Equity                                           86,838,134                86,238,298
                                                                                ------------              ------------
     Total Liabilities and Shareholders' Equity                                 $281,151,830              $269,828,673
                                                                                ============              ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                 For the three months                      For the nine months
                                                                 ended September 30,                       ended September 30,
                                                              2000                 1999                 2000                1999
                                                              ----                 ----                 ----                ----
       REVENUES
       Mortgage interest income                           $ 4,868,917           $ 5,328,172        $ 13,575,950        $ 15,056,232
       Rental income                                        4,725,219             3,174,264          13,512,150           8,811,984
       Fee income and other                                   221,951                22,500             921,251             317,500
       Investment income                                       74,539                78,115             418,347             182,933
       Gain on sale of loan                                         -                     -                   -             131,125
                                                          -----------           -----------        ------------        ------------
           Total Revenues                                   9,890,626             8,603,051          28,427,698          24,499,774

       COSTS AND EXPENSES
       Interest                                             3,488,359             2,791,536           9,502,768           8,311,380
       Property operating expenses                          2,229,926             1,741,340           6,473,896           4,469,736
       General and administrative                             437,153               387,172           1,237,671           1,176,034
       Depreciation and amortization                          754,374               338,848           2,104,183           1,391,763
                                                          -----------           -----------        ------------        ------------
           Total Costs and Expenses                         6,909,812             5,258,896          19,318,518          15,348,913
                                                          -----------           -----------        ------------        ------------

       Net Income before minority interest                  2,980,814             3,344,155           9,109,180           9,150,861
                                                          -----------           -----------        ------------        ------------

       Minority interest                                       14,106                     -             (38,598)             17,761
                                                          -----------           -----------        ------------        ------------

       Net Income                                         $ 2,994,920           $ 3,344,155        $  9,070,582        $  9,168,622
                                                          -----------           -----------        ------------        ------------
       Net Income per common share-basic                  $       .48           $       .54        $       1.46        $       1.49
                                                          ===========           ===========        ============        ============
       Weighted average common shares
       outstanding-basic                                    6,279,391            6,165,614            6,232,675           6,165,428
                                                          ===========           ===========        ============        ============
       Net income per common share-diluted                $       .48           $      .54         $       1.45        $       1.48
                                                          ===========           ===========        ============        ============
       Weighted average common shares
       outstanding-diluted                                  6,298,478            6,181,496            6,241,294           6,179,704
                                                          ===========           ===========        ============        ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                For the nine months ended September 30,
                                                                                      2000                  1999
                                                                                      ----                  ----
  Cash flows from operating activities
     Net Income                                                                   $9,070,582             $9,168,622
     Adjustments to reconcile net income to net cash provided by operating activities:
        Gain on sale of loan                                                               -               (131,125)
        Minority interest                                                             38,598                (17,761)
        Depreciation and amortization                                              2,104,183              1,391,763
        Accretion of loan discount                                                  (213,474)              (566,307)
        Increase in security deposit escrows                                         (66,148)                     -
        Decrease (increase) in accrued interest receivable                            60,197             (1,564,052)
        Increase in prepaid expenses and other assets                             (1,397,812)              (407,192)
        (Decrease) increase in accounts payable and accrued liabilities             (208,400)                86,786
        Increase in accrued interest payable                                         578,387                280,613
        Increase in deferred interest payable                                        296,331                551,601
        Increase in tenant security deposits                                         218,522                 39,123
        Increase in deferred income                                                   73,496                507,163
        Increase (decrease) in borrowers' escrows                                    175,695               (402,322)
                                                                                ------------            -----------
           Net cash provided by operating activities                              10,730,157              8,936,912
                                                                                ------------            -----------
  Cash flows from investing activities
        Purchase of furniture, fixtures and equipment                                 (2,081)                (5,460)
        Real estate loans purchased                                               (1,828,333)           (14,835,230)
        Real estate loans originated                                             (25,940,782)           (23,659,877)
        Proceeds from sale of loan                                                         -              2,481,782
        Principal repayments of loans                                             12,260,006             24,844,266
        Real estate purchases and improvements                                    (6,269,440)            (2,387,001)
        Utilization of reserves held by mortgagee to pay taxes                       643,889                 77,541
        Cash paid for RAIT Capital Corp.                                            (712,148)                     -
                                                                                ------------            -----------
            Net cash used in investing activities                                (21,848,889)           (13,483,979)
                                                                                ------------            -----------

  Cash flows from financing activities
        Advances on secured line of credit                                         6,000,000             14,000,000
        Issuance of common stock, net                                                539,575                      -
        Payment of dividends                                                      (5,878,875)            (6,288,640)
        Principal repayments on senior indebtedness                                 (291,394)              (284,842)
        Principal repayments on long-term debt                                      (506,411)              (327,397)
        Proceeds of senior indebtedness underlying Company's loans                14,000,000                      -
        Proceeds of long-term debt secured by real estate owned                      330,805                      -
        Other                                                                         41,689                 (4,079)
                                                                                ------------            -----------
            Net cash provided by financing activities                             14,235,389              7,095,042
                                                                                ------------            -----------

  Net change in cash and cash equivalents                                          3,116,657              2,547,975
                                                                                ------------            -----------

  Cash and cash equivalents, beginning of period                                  11,323,301              5,011,666
                                                                                ------------            -----------
  Cash and cash equivalents, end of period                                      $ 14,439,958            $ 7,559,641
                                                                                ============            ===========
  Noncash items: Stock issued for purchase of RAIT Capital Corp.                $    146,875            $         -
                                                                                ============            ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, these unaudited financial statements contain all disclosures, which are necessary to present fairly the Company's consolidated financial position at September 30, 2000, and the results of operations and the cash flows for the three and nine months ended September 30, 2000 and 1999. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operation for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - RESTRICTED CASH AND BORROWERS' ESCROWS

         Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for the loans.

NOTE 3-INVESTMENTS IN REAL ESTATE LOANS

         The Company's portfolio of investments in real estate loans consisted of the following at September 30, 2000:

         Long-term first mortgages and senior loan participations             $ 10,850,130
         Mezzanine (including wraparound) loans                                 93,152,871
         Short-term bridge loans                                                39,513,449
         Loan costs                                                                249,976
         Less: Provision for loan losses                                          (226,157)
                                                                              ------------
              Investments in real estate loans                                 143,540,269
         Less: Senior indebtedness secured by real estate
                   underlying the Company's wraparound loans                   (59,856,138)
                                                                              ------------
              Net Investments in real estate loans                            $ 83,684,131
                                                                              ============

         The following is a summary description of the Company's real estate loan portfolio:

                                                              Number of     Average Loan-to-        Yield            Range of
                       Type of Loan                             Loans           Value               Range            Maturities
                       ------------                           ---------     -----------------       -----            ----------
Long-term first mortgages and senior loan participations          6               44%              10-15%           3/28/01-7/14/09
Mezzanine (including wraparound) loans                           13               86%              11-18%            2/1/02-1/31/09
Short term bridge loans                                           6               78%              13-44%(1)        8/31/00-1/28/02

(1) Includes loan fees charged.

         Approximately $74.0 million of the loans are secured by multi-family residential properties and $69.5 million of the loans are secured by commercial properties.

         As of September 30, 2000, twelve of the Company's purchased loans were still subject to forbearance agreements or other contractual restructurings that existed at the time the Company acquired the loans. During the quarter ended September 30, 2000, all payments under the agreements were timely and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining thirteen loans in the Company's portfolio were performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of September 30, 2000.

         As of September 30, 2000, senior indebtedness secured by real estate underlying the Company's wraparound loans consists of the following:

         Loan payable, secured by real estate, monthly
         installments of $13,789, including interest at
         7.08%, remaining principal due
         December 1, 2008                                            $ 1,887,997

         Loan payable, secured by real estate, monthly
         installments of $17,051, including interest at
         6.83%, remaining principal due
         December 1, 2008                                              2,385,312

         Loan payable, secured by real estate, monthly
         installments of $10,070, including interest at
         6.83%, remaining principal due
         December 1, 2008                                              1,513,741

         Loan payable, secured by real estate, monthly
         installments of $80,427, including interest at 6.95%,
         remaining principal due July 1, 2008                         11,868,655

         Loan payable, secured by real estate, monthly
         installments of $28,090, including interest at 6.82%,
         remaining principal due November 1, 2008                      4,214,157

         Loan payable, secured by real estate, monthly
         installments of $72,005, including interest at
         7.55%, remaining principal due
         December 1, 2008                                              9,786,276

         Loan payable, secured by real estate, monthly
         installments of $88,575, including interest at
         8.68%, remaining principal due November 1, 2008              11,000,000

         Loan payable, secured by real estate, interest
         only at LIBOR + 200 basis points, with a ceiling
         of 10.00% and a floor of 8.60% (8.62% at
         September 30, 2000) due monthly, principal
         balance due September 30, 2002                                3,200,000

         Loan payable, secured by Company's interest in
         short-term bridge loan of $4,495,000, interest
         only at 11.00% due monthly, principal balance
         due December 14, 2000                                         2,000,000

         Loan payable, secured by Company's interest in
         short-term bridge loan of $14,000,000, interest
         only at 9.50% due monthly, principal balance due
         July 11, 2001                                                 9,000,000

         Loan payable, secured by Company's interest in
         short-term bridge loan of $5,300,000, interest
         only at 9.00% due monthly, principal balance due
         February 1, 2002                                              3,000,000
                                                                     -----------
                                                                     $59,856,138
                                                                     ===========

         As of September 30, 2000 the senior indebtedness secured by real estate underlying the Company's wraparound loans maturing in the remainder of 2000, over the next four years, and the aggregate indebtedness maturing thereafter is as follows:

                   2000                $  2,118,884
                   2001                   9,534,637
                   2002                   6,775,952
                   2003                     620,489
                   2004                     668,501
             Thereafter                  40,137,675
                                       ------------
                                       $ 59,856,138
                                       ============

NOTE 4-INVESTMENTS IN REAL ESTATE

         Investments in real estate are comprised of the following at September 30, 2000:

           Land                                     $  12,262,186
           Office buildings and improvements           65,095,624
           Apartment buildings                         35,109,676
                                                    -------------
                Subtotal                              112,467,486
           Less: Accumulated depreciation              (4,548,146)
                                                    -------------
                Investments in real estate, net     $ 107,919,340
                                                    =============

         As of September 30, 2000, long-term debt secured by the Company's investments in real estate consists of the following:

        Loan payable, secured by real estate, monthly
        installments of $8,008, including interest at 7.33%,
        remaining principal due August 1, 2008                    $ 1,065,422

        Loan payable, secured by real estate, monthly
        installments of $288,314, including interest at
        6.85%, remaining principal due August 1, 2008              43,102,366(1)

        Loan payable, secured by real estate, monthly
        payments of interest only at 10%, principal due
        August 1, 2008                                              5,024,563(1)

        Loan payable, secured by partnership interests
        in a real estate partnership, monthly payments
        of interest only at 8.19%, additional interest
        of 3.81% is deferred and payable from net cash
        flow, principal and deferred interest due
        September 1, 2008                                          18,472,538(1)

        Loan payable, secured by real estate, monthly
        installments of $107,255, including interest at
        7.73%, remaining principal due December 1, 2009            14,901,831

        Loan payable, secured by real estate, monthly
        installments of $87,960, including interest at
        8.37%, remaining principal due March 1, 2008               11,723,650
                                                                  -----------
                                                                  $94,290,370
                                                                  ===========
(1) These loans all relate to a single investment in real estate.

         As of September 30, 2000 the amount of long-term debt secured by the Company's investments in real estate maturing in the remainder of 2000, over the next four years, and the aggregate indebtedness maturing thereafter, is as follows:

         2000              $    184,522
         2001                   749,574
         2002                   806,222
         2003                   867,177
         2004                   932,770
         Thereafter          90,750,105
                           ------------
                           $ 94,290,370
                           ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may", "believe", "will", "expect", "anticipate", "estimate", "continue" or similar words. These forward-looking statements are subject to risks and uncertainties as more particularly set forth in the Company's Annual Report on Form 10-K for 1999, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

Liquidity and Capital Resources

         Since commencement of investment operations in January 1998, the principal source of the Company's capital resources has been the two offerings of its common shares, which, after offering costs and underwriting discounts and commissions, resulted in net proceeds to the Company of $86.0 million. Secondarily, the Company has obtained capital resources from the repayment, refinancing, and sale of loans in its portfolio (or principal payments on those loans), aggregating $13.8 million for the quarter ended September 30, 2000 ($26.6 million for the nine months ended September 30, 2000). The principal use of these funds has been the origination, acquisition and purchase of loans in the amount of $20.6 million for the quarter ended September 30, 2000 ($27.8 million for the nine months ended September 30, 2000), the purchase of real estate and improvements in the amount of $0 for the quarter ended September 30, 2000 ($6.3 million for the nine months ended September 30, 2000), and the acquisition, in August 2000, of RAIT Capital Corp., a real estate financing company that specializes in first mortgages, in the amount of $859,000.

         The Company also receives funds from interest payments on its loans and operating income from its property interests. As required by the Internal Revenue Code of 1986, the Company utilizes these funds (to the extent of not less than 95% of its taxable income) to pay dividends to its shareholders. For the quarter ended September 30, 2000, the Company declared dividends of $3.2 million, which were paid on October 12, 2000.

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

         At September 30, 2000, the Company had approximately $11.2 million in funds available for investment ($3.2 million of cash held at September 30, 2000 was reserved to pay a cash dividend on October 12, 2000). All cash was temporarily invested in a money-market account that the Company believes has a high degree of liquidity and safety.

         Results of Operations

         The Company had average earning assets for the three and nine months ended September 30, 2000 of $106.7 million and $105.0 million, respectively ($98.6 million and $93.3 million for the three and nine months ended September 30, 1999), including $8.6 million and $12.9 million of average earning assets invested in a money-market account for the three and nine months ended September 30, 2000, respectively ($7.4 million and $6.3 million for the three and nine months ended September 30, 1999.) The increases in total average earning assets and average earning assets invested in a money-market account from the three and nine months ended September 30, 1999 to the corresponding periods in 2000 were due the utilization of the Company's credit line ($20.0 million and $14.0 million outstanding at September 30, 2000 and 1999, respectively) in anticipation of approximately $12.0 million of loans to be originated in the fourth quarter 2000.

         Interest income derived from financings was $4.9 million and $13.6 million for the three and nine months ended September 30, 2000 as compared to $5.3 million and $15.1 million for the corresponding periods in 1999. Interest income from the money market account was $75,000 and $418,000 for the three and nine months ended September 30, 2000 compared to $78,000 and $183,000 for the corresponding periods in 1999. The decrease in interest income from both the three and nine months ended September 30, 1999 to the corresponding periods in 2000 was due to a decrease in the Company's net investments in real estate loans ($83.7 million at September 30, 2000 versus $91.5 million at September 30, 1999) and an increase in the Company's net investment in real estate ($107.9 million at September 30, 2000 versus $72.4 million at September 30, 1999). The increase in interest income from the money market account from the nine months ended September 30, 1999 to the corresponding period in 2000 was due to a higher balance of assets invested in the money-market account due to a loan repayment in the first quarter of 2000, and a draw on the secured line of credit in the amount of $6.0 million in anticipation of several loan closings. The yield on average earning non-money market assets was 17.7% and 17.2% for the three and nine months ended September 30, 2000 and was 18.6% and 18.4% for the corresponding periods in 1999. The decreases in yield are due to an increase in the Company's cost of funds due to an increase in interest charged on the secured line of credit (based on the Prime rate of interest), partially offset by the Company's ability to increase the pricing of its loans in response to market conditions. The yield on average earning money market account assets was 4.8% and 4.3% for the three and nine months ended September 30, 2000 as compared to 4.8% and 4.4% for the three and nine months ended September 30, 1999. The Company derived $4.7 million from rents from its property interests for the quarter ended September 30, 2000 ($13.5 million for the nine months ended September 30, 2000) compared to $3.2 million for the quarter ended September 30, 1999 ($8.8 million for the nine months ended September 30, 1999). The increase in rents from the Company's property interests from the three and nine months ended September 30, 1999 to the same periods in 2000 was due to an increase in the Company's investment in real estate and a decrease in the Company's investment in real estate loans as discussed above. The Company recognized fee and other income in the amount of $222,000 for the three months ended September 30, 2000 ($921,000 for the nine months ended September 30, 2000) as compared to $23,000 for the three months ended September 30, 1999 ($318,000 for the nine months ended September 30, 1999). The increases in fee and other income from the three and nine months ended September 30, 1999 to the same periods in 2000 are due to income from the Company's new real estate finance subsidiary, RAIT Capital Corp., which was acquired in August 2000 ($163,000 for the three and nine months ended September 30, 2000), and a $500,000 subordination fee earned in the second quarter of 2000.

         Twelve of the Company's purchased loans remained subject to forbearance agreements or other contractual restructurings that existed at the time the Company acquired the loans. During the quarter ended September 30, 2000, all payments under the agreements were timely made and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining thirteen loans in the Company's portfolio are performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of September 30, 2000.

         During the quarter ended September 30, 2000, the Company incurred expenses of $6.9 million ($19.3 million for the nine months ended September 30, 2000) compared to $5.3 million for the three months ended September 30, 1999 ($15.3 million for the nine months ended September 30, 1999). The expenses consist of interest expense, operating expenses relating to the Company's property interests, general and administrative expenses and depreciation and amortization. Interest expense was $3.5 million and $9.5 million for the three and nine months ended September 30, 2000 as compared to $2.8 million and $8.3 million for the corresponding periods in 1999. Interest expense relates to interest payments made on senior indebtedness encumbering properties underlying the Company's investments in wraparound loans and properties owned by the Company and interest payments made on the Company's secured line of credit, all of which increased as a result of the increase in the Company's loan portfolio. Property operating expenses were $2.2 million and $6.5 million for the three and nine months ended September 30, 2000 compared to $1.7 million and $4.5 million for the corresponding periods in 1999. Depreciation and amortization was $754,000 and $2.1 million for the three and nine months ended September 30, 2000 as compared to $387,000 and $1.4 million for the corresponding periods in 1999. The increases in property operating expenses, depreciation and amortization from the three and nine months ended September 30, 1999 to the corresponding periods in 2000, were due to an increase in the Company's investment in real estate and a decrease in the Company's investment in real estate loans as discussed above. General and administrative expenses were $437,000 and $1.2 million for the three and nine months ended September 30, 2000 as compared to $387,000 and $1.2 million for the corresponding periods in 1999. The increase in general and administrative expenses from the three and nine months ended September 30, 1999 to the same period in 2000 was due to the acquisition of the Company's real estate finance subsidiary, RAIT Capital Corp., in August, 2000 and the general and administrative expense incurred by that subsidiary which approximated $158,000 for both the three and nine months ended September 30, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       27.  Financial Data Schedule

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ending September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 14, 2000                            /S/ Ellen J. DiStefano
-----------------                            ----------------------
DATE                                         Ellen J. DiStefano
                                             Chief Financial Officer
                                             (On behalf of the registrant and
                                             as its principal financial officer)