Form 10-K
period 2000-12-31
RAIT INVESTMENT TRUST
filed 2001-04-02
CIK 1045425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from_________ to__________

                         Commission file Number 1-14760

                              RAIT INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)

             MARYLAND                                       23-2919819
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

      c/o RAIT Partnership, L.P.
    1818 WALNUT STREET, 28TH FLOOR
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing price of such shares on March 29, 2001, was approximately $72.3 million.

                      DOCUMENTS INCORPORTATED BY REFERENCE

Portions of the proxy statement for registrant's Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                                     PART I

Item 1. Business

General

         We are a real estate investment trust, or REIT, formed under Maryland law. We conduct our operations through RAIT Partnership, L.P., a limited partnership that owns substantially all of our assets. Our wholly-owned subsidiaries, RAIT General, Inc. and RAIT Limited, Inc., are the sole general partner and sole limited partner, respectively, of RAIT Partnership.

         We have three principal business activities:

                o  we make real estate loans directly to borrowers,

                o  we acquire real estate loans from others, and

                o  we acquire real properties or interests in real properties.

         We seek to generate income for distribution to our shareholders from a combination of interest, rents, distributions in respect of rents where we own an equity interest in a real property, and proceeds from the sale of our investments.

         We were formed in August 1997. We commenced operations upon completion of our initial public offering in January 1998, which resulted in net proceeds of $44.4 million. We made a second public offering in June 1998, which resulted in an additional $41.1 million of net proceeds. At December 31, 2000, we had total assets of $270.1 million including 26 loans with a book value of $140.7 million (less senior debt of $54.3 million) and property interests with a book value of $107.9 million (less senior debt of $94.1 million). At December 31, 1998 we had total assets of $259.8 million including 23 loans with a book value of $160.5 million (less senior debt of $78.5 million) and four property interests with a book value of $89.9 million (less senior debt of $82.7 million).


Cautionary Statements for Purposes of the Safe Harbor

         Statements made by the Company in written or oral form to various persons, including statements made in filings with the U.S. Security and Exchange Commission that are not historical in nature, including those using the words "anticipate," "estimate," should," "expect," "believe," "intent," and similar expressions, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including, among others:

                 o business conditions and the general economy, especially as they affect interest rates;

                 o defaults by borrowers in paying debt service on our loans, particularly our subordinated and discounted loans;

                 o illiquidity of our portfolio of loans and property interests;

                 o inability to originate or acquire loans or property interests on favorable terms; and

                 o inability to maintain our real estate investment trust qualification.

Direct Lending

         We make real estate loans directly to borrowers whose financing needs do not conform to the criteria of institutional lenders that securitize loans. We attempt to adapt the terms of our direct loans to meet the particular needs of a borrower. We emphasize junior lien or other forms of subordinated, or "mezzanine," financing, including wraparound financing, with principal amounts generally between $2.0 million and $30.0 million. We are not limited in the types of financing we may provide, however, and may provide first lien financing. As of December 31, 2000, 17 of our 26 loans, constituting 76.4% of our loans by book value, were junior lien loans. We also are not limited in the amount of any investment, and may invest amounts that are smaller or larger than our targeted size range. In addition, we provide short-term bridge financing in excess of our targeted size range where the borrower has a committed source of take-out financing, or we believe that it can arrange take-out financing, to reduce our investment to an amount within our targeted size range. Our loans are typically not insured by the Federal Housing Administration, guaranteed by the Veteran's Administration or otherwise guaranteed or insured, except for guarantees by borrowers or their affiliates, where appropriate.

         We seek to include "appreciation interest" provisions in our loans. These provisions require a borrower to pay us a percentage of any increase in the value of a property underlying one of our loans over the value of the property at the time the loan is made or over a value agreed upon by us and the borrower. Alternatively, these provisions may require payment of a percentage of the increase in a property's revenues over a stated revenue level, usually the level at the time the loan is made. The measurement period for an appreciation interest typically ends at loan repayment. We generally seek an appreciation interest of at least 25%, and may seek to obtain both types of appreciation interests in appropriate circumstances. Of the 26 loans in our portfolio as of December 31, 2000, 14 have appreciation interests, constituting 61.0% of our loans by book value. One of these appreciation interests, with respect to a loan constituting 2.3% of our loans by book value, is less than the 25% target rate.

Loan Acquisition

         We also acquire existing real property loans held by banks, other institutional lenders or third-party investors. We focus on loans that, because of one or more past defaults under the original loan terms due to lack of a strong operating history for the underlying property, the borrower's historical credit problems, the underlying property's cash flow problems or other factors, we can acquire at a discount to their outstanding balances and the appraised value of their underlying properties. We will not acquire any loan, however, unless the prior loan holder, property owner or some other person has taken material steps to resolve the problems relating to the loan and its underlying property and where completion of the resolution process will not involve our active intervention. We seek to acquire loans for which completion of the resolution process will enhance our total return through increased yields or realization of some portion or all of the discount at which they were acquired.

         Typically, the resolution process for discounted loans involves forbearance agreements. A forbearance agreement typically requires a borrower to pay to the lender all revenue from the property after payment of that property's operating expenses in return for the lender's agreement to withhold exercising its rights under the loan documents. As of December 31, 2000, ten of our loans, constituting 27.4% of our loans by book value, had been acquired at a discount to both their outstanding balances and the appraised values of the underlying properties. Each of the ten loans is in default under its original loan terms but is current under the related forbearance agreement.

         We may acquire loans that are not secured by recorded or perfected liens. Of the 26 Loans in our portfolio as of December 31, 2000, 12 loans, constituting 29.0% of our loans by book value were not collateralized by recorded or perfected liens. Management believes that the following matters may serve to mitigate our risks where no recorded or perfected lien exists. First, rents and other cash flow from the underlying properties generally must be deposited directly to a bank account controlled by us. Second, future liens encumbering the underlying properties are generally prohibited by the senior lenders. Finally, we generally hold a deed-in-lieu of foreclosure or nominal cost purchase option that may enable us to enforce our rights against the underlying property in an expedited fashion. However, none of these factors will assure that these loans are collected. Moreover, filing a deed-in-lieu of foreclosure with respect to these loans may (and, with respect to the existing loans, will) constitute an event of default under related senior debt. Any such default would require us to acquire or pay off the senior debt in order to protect our investment.

Loan Origination Sources

         To generate loan originations, we rely primarily upon the relationships developed by our senior management in the mortgage lending, real estate and real estate finance industries with developers, commercial real estate brokers, mortgage bankers, real estate investors and other direct borrowers or referral sources. With respect to loan acquisition, we also rely on our senior management's existing knowledge of and relationships with institutional lenders who may wish to dispose of under-performing loans in their existing portfolios that meet our financing criteria. These institutional lenders may also refer to us loan opportunities presented to them that they do not wish to underwrite.

Certain Financial Guidelines

         We have established financial guidelines for use in evaluating financing proposals. We may depart from one or more of the guidelines in underwriting any particular loan, provided that our loan portfolio, in the aggregate, is in compliance. The guidelines provide as follows:

         o the property underlying the loan will have a current appraised value that is not less than 25% below the property's estimated replacement cost;

         o the ratio of current cash flow to debt service on senior lien loans with respect to the underlying property will be at least 1.25 to 1;

         o the ratio of current cash flow to debt service on both senior loans and our loan will be at least 1.1 to 1;

         o the cash flow from the underlying property will be sufficient to yield a current return on our investment of no less than 10% per year;

         o the aggregate of all outstanding senior debt may not exceed 75% of the appraised value of the underlying property, and

         o the aggregate of outstanding senior debt plus the amount of our loan may not exceed 90% of the appraised value of the underlying property.

The "appraised value" of a property for purposes of the guidelines is the estimate by an independent real estate appraiser of the fair market value of the property, taking into account standard valuation methodologies. We generally base our estimate as to replacement cost upon information we obtain from developers, contractors and other persons regarding construction costs both generally and with respect to similar properties in the area.

         In departing from a particular guideline for any loan, we typically consider factors that would cause the underlying property to be in compliance with the guidelines within a reasonable time following initial funding of the loan. For example, we may depart from the cash flow guidelines where the borrower can demonstrate that historical cash flow will not be representative of cash flow during the term of the loan, and may depart from loan-to-value guidelines where the borrower can demonstrate that the application of the loan proceeds will result in an increase in property value. Except for seven loans at December 31, 2000, constituting 4.5% of our total assets, that exceeded the 90% loan-to-value guideline, our loans conformed to the guidelines. Notwithstanding the foregoing, these guidelines may be changed by our Board of Trustees without notice to or approval by the shareholders.

Location of Properties Relating to Loans

         We generally finance properties located in metropolitan areas of the United States where there is a significant amount of small, multi-family residential, office and other commercial properties. To date, we have focused our financing activities in Philadelphia, Pennsylvania and the Baltimore/Washington corridor. Of the 26 loans in our portfolio as of December 31, 2000, 14 related to properties located in the Philadelphia metropolitan area, and six were located in the Baltimore/Washington corridor. We are not, however, subject to geographic limitations and, accordingly, may provide loans in metropolitan areas other than Philadelphia and the Baltimore/Washington corridor, in metropolitan areas that do not readily fit our targeted characteristics, or in geographic areas that are outside of metropolitan areas, as appropriate opportunities are identified.

Types of Properties Relating to Loans

         We focus our financing activities on multi-family residential, office and other commercial properties with property values generally between $2.0 million and $30.0 million. We may, in appropriate circumstances as determined by the Board of Trustees, provide financing to properties with values outside this range, as was the case with nine loans, constituting 5.7% of our loans, by book value, at December 31, 2000. We do not normally finance undeveloped property or make loans in situations where construction is involved except where the underlying property, and any additional real property collateral we may require as security, as it exists at the time of financing, meets our loan-to-value guidelines. In situations where a loan is made with respect to a property that does not meet our cash flow guidelines, we typically require that the developers and their controlling persons personally guarantee the loan, and that some of all of these persons, individually or in the aggregate, have net worth sufficient to repay the loan in the event of default. Any such loan may also condition funding upon the satisfaction of certain property income or occupancy criteria. We are not limited in the amount or percentage of our loans in any category of property.

Lending Procedures

         Prior to making or acquiring any loan, we conduct an acquisition review. We estimate the value of the underlying property based upon a recent independent appraisal obtained by the borrower, an independent appraisal obtained by us, or valuation information obtained by us and thereafter confirmed by an independent appraisal. We make an on-site inspection of the property and, where appropriate, we require further inspections by engineers, architects or property management consultants. We may also retain environmental consultants to review potential environmental issues. We obtain and review available rental, expense, maintenance and other operational information regarding the property and prepare cash flow and debt service analyses. For acquired loans, we also evaluate the adequacy of the loan documentation as, for example, the existence and adequacy of notes, mortgages, collateral assignments of rents and leases, and title policies insuring lien positions, and other available information, such as credit and collateral files, and evaluate the status and efficacy of programs to resolve problems to which the loan or its underlying property may have been subject. We base the amount that we lend, or the amount of our offer to purchase, upon the foregoing evaluations and analyses. We may modify these procedures as appropriate in particular situations.

         After originating or acquiring a loan, we follow specified procedures to monitor loan performance and compliance. We generally require that all revenues from the underlying property be deposited into an operating account on which we are the sole signatory. On a monthly basis, we pay the senior debt service, collect our debt service payments and all required reserves, and then transfer the balance of the funds to the borrower. In some situations, the borrower pays property expenses from an account that is subject to our review and approval before payment. The borrower must supply monthly operating statements and yearly certification of compliance with the terms of the loan. We may also require a borrower to obtain our approval before any material contract or commercial lease with respect to the property is executed and that the borrower prepare a budget for the property not less than 60 days prior to the beginning of a year, which we must review and approve.

Loan Portfolio

         The following table sets forth information regarding our loans as of December 31, 2000:

                                          Investments in                    Average
                                            real estate         Number      loan-to-           Range of              Range of
          Type of loan                         loans           of loans     value(1)         loan yields(2)         maturities
          ------------                     -------------       --------    ---------         --------------         ----------
Long-term first mortgages and
   senior loan participations(3)(4)....    $ 10,753,177           6           43%                11-16%           3/28/01-7/14/09

Mezzanine (including
   wraparound) loans (5)...............      94,429,557          15           83%                10-30%          12/27/01-1/31/09

Short-term bridge loans (6)............      35,718,449           5           86%                14-35%           4/13/01-7/11/01

-----------------
(1) Calculated as outstanding loan balance divided by the appraised value of the underlying collateral based on appraisals we obtained when the loan was originated or purchased.
(2) All of our loans are at fixed rates.
(3) Five of these loans, in the aggregate amount of $8.8 million at December 31, 2000, are cash flow loans or participations in cash flow loans. A cash flow loan, although at a stated rate of interest, must pay interest to the extent of all cash flow from the property underlying the loan after property operating expenses. Our cash flow loans are loans in default under the original loan terms that we acquired at a discount and are subject to forbearance agreements.
(4) Five of these loans, in the aggregate amount of $5.4 million at December 31, 2000, including four cash flow loans, in the aggregate amount of $3.4 million at December 31, 2000, have appreciation interests.
(5) Includes $45.3 million of senior financing. Eleven of these loans, in the aggregate amount of $39.9 million at December 31, 2000, are with recourse only to the properties securing the loans. Five loans, in the aggregate amount of $29.9 million at December 31, 2000, are cash flow loans and are subject to forbearance agreements. Eight loans, in the aggregate amount of $66.5 million at December 31, 2000, including three cash flow loans, in the aggregate amount of $8.7 million at December 31, 2000, have appreciation interests.
(6) Includes $9.0 million of senior financing. One of these loans, in the aggregate amount of $14.0 million at December 31, 2000, have appreciation interests. One of these loans, in the aggregate amount of $12.2 million at December 31, 2000, is secured by guarantees from the principals of the borrower.

Financing Considerations

         The value of our loans depends on conditions beyond our control. Loan defaults will reduce our current return on investment and may require us to become involved in expensive and time-consuming proceedings, including bankruptcy, reorganization or foreclosure proceedings. Our primary or sole source of recovery is typically the real property underlying our loans. Accordingly, the value of our loans depends upon the value of the underlying real property. This value may be affected by numerous factors outside our control, including those we describe in "Real Property Considerations," below.

         Our loans typically provide payment structures other than self-amortization, including structures that defer payment of some portion of accruing interest, or defer repayment of principal, until loan maturity. Where a borrower must make a large lump sum payment when a loan is due, its ability to satisfy this obligation may depend upon its ability to obtain suitable refinancing or otherwise to raise a substantial cash amount, which we do not control. In addition, mortgage lenders can lose their lien priority to mechanics', materialmen's and other liens in many jurisdictions, including those in which our existing loans are located. For these and other reasons, the total amount that we may recover from one of our loans may be less than the total amount of that loan or our cost of acquisition.

         Longer term, subordinate and non-conforming loans are illiquid and their value may decrease. Our loans generally have maturities between four and ten years and typically do not conform to standard loan underwriting criteria. Many of our loans are subordinate loans. As a result, our loans are relatively illiquid investments. We may be unable to vary our portfolio promptly in response to changing economic, financial and investment conditions. As a result, the fair market value of our portfolio may decrease in the future.

         Investment in subordinate loans involves increased risk of loss. We emphasize junior lien loans and other forms of subordinated financing, including wraparound loans. Because of their subordinate position, junior lien loans carry a greater credit risk than senior lien financing, including a substantially greater risk of non-payment of interest or principal. Where, as part of a financing structure, we take an equity or other unsecured position, our risk of loss may be materially increased. A decline in the real estate market could adversely affect the value of the property so that the aggregate outstanding balances of senior liens may exceed the value of the underlying property. In the event of a default on a senior loan, we may elect to make payments, if we have the right to do so, in order to prevent foreclosure on the senior loans. In the event of foreclosure, we will be entitled to share in the proceeds only after satisfaction of the amounts due to senior lienors, which may result in our being unable to recover the full amount or, indeed, any of our investment. It is also possible that in some cases, a "due on sale" clause included in a senior mortgage, which accelerates the amount due under the senior mortgage in case of the sale of the property, may apply to the sale of the property if we foreclose, increasing our risk of loss.

         When we acquire a junior loan, we may not acquire the right to service senior loans. The servicers of the senior loans are responsible to the holders of those loans, whose interests will likely not coincide with ours, particularly in the event of a default. Accordingly, the senior loans may not be serviced in a manner advantageous to us.

         As of December 31, 2000, 12 of our loans, constituting 29.0% of our loans by book value, were not collateralized by recorded or perfected liens, although they are secured by deeds-in-lieu of foreclosure, also known as "pocket deeds." A deed-in-lieu of foreclosure is a deed executed in blank that the holder is entitled to record immediately upon a default in the loan. These loans are subordinate not only to existing liens encumbering the underlying property, but also to future judgment or other liens that may arise. Furthermore, in a bankruptcy we will have materially fewer rights than secured creditors and our rights will be subordinate to the lien-like rights of the bankruptcy trustee. Moreover, enforcement of our loans against the underlying properties will involve a longer and more complex legal process than enforcement of a mortgage loan.

         Investment in non-conforming loans may involve increased risk of loss. Loans we acquire generally do not conform to conventional loan criteria due to past defaults by borrowers. These defaults typically result from lack of a strong operating history for the properties underlying the loans, the borrower's historical credit problems, the underlying properties' cash flow problems or other factors. As a result, loans we acquire may have a higher risk of default and loss than conventional loans.

         Discounted loans may have high rates of default. We acquire loans at a discount from both the outstanding balances of the loans and the appraised value of the properties underlying the loans. Acquiring loans at a discount involves a substantially higher degree of risk of non-collection than loans that conform to institutional underwriting criteria. We do not acquire a loan unless material steps have been taken toward resolving problems with the loan, or its underlying property. However, previously existing problems may recur or other problems may arise.

         Financing with high loan-to-value ratios may involve increased risk of loss. We anticipate that, as permitted by our guidelines, many of our loans will have loan-to-value ratios in excess of 80%. A loan-to-value ratio is the ratio of the amount of our financing, plus the amount of any senior indebtedness, to the appraised value of the property underlying the loan. As of December 31, 2000, 18 of our loans, constituting 64.1% of our loans by book value, had loan-to-value ratios in excess of 80%. By reducing the margin available to cover fluctuations in property value, a high loan-to-value ratio increases the risk that, upon default, the amount obtainable from the sale of the underlying property may be insufficient to repay the loan.

         Interest rate changes may adversely affect our investments. Changes in interest rates affect the market value of our loan portfolio. In general, the market value of a loan will change in inverse relation to an interest rate change where a loan has a fixed interest rate or only limited interest rate adjustments. Accordingly, in a period of rising interest rates, the market value of such a loan will decrease. Moreover, in a period of declining interest rates, real estate loans may have less value than other fixed income securities due to possible prepayments.

         Interest rate changes will also affect the return we obtain on new loans. In particular, during a period of declining rates, our reinvestment of loan repayments may be at lower rates than we obtained in prior investments or on the repaid loans. Also, increases in interest on debt we incur may not be reflected in increased rates of return on the investments funded through that debt, which would adversely affect our return on these investments. Accordingly, interest rate changes may materially affect the total return on our investment portfolio, which in turn will affect the amount available for distribution to shareholders.

         Lack of geographic diversification exposes our investments to a higher risk of loss from regional economic factors. We emphasize financing properties located in the Philadelphia, Pennsylvania metropolitan area and the Baltimore/Washington corridor. While we have no specific geographic limitations on where we may invest, we anticipate that our loans will continue to be concentrated in the Philadelphia region and the Baltimore/Washington corridor for the foreseeable future. This lack of geographic diversification may make our loan portfolio more sensitive to economic developments of a primarily regional nature, which may result in reduced rates of return or higher rates of default than might be incurred with a more geographically diverse investment portfolio.

         We may not obtain appreciation interests at the rate we seek, or at all; we may not benefit from appreciation interests we do obtain. In addition to an agreed upon interest rate, we seek to obtain appreciation interests from our borrowers. Appreciation interests require a borrower to pay us additional amounts based upon a property's increase in value, revenues, or both. While we seek appreciation interests at rates of at least 25%, we may not be able to obtain these rates. Moreover, we may not be able to negotiate appreciation interest provisions in any of our loans. In addition, while we sought to structure the interest rates on our existing loans to maximize our current yield, we may in the future accept a lower interest rate to obtain an appreciation interest. The value of any appreciation interest depends on the performance and value of the property underlying the loan and, thus, is subject to real estate investment risks. Accordingly, we may not realize any benefits from our appreciation interests. We do not anticipate receiving significant amounts from our appreciation interests in the early years of our loans.

         Appreciation interests may cause loss of our lien priority. Because appreciation interests allow us to participate in the increase in a property's value or revenue, courts, including a court in a bankruptcy, arrangement or similar proceeding, may determine that we are a partner of, or joint venturer with, the borrower. If a court makes that determination, we could lose our lien priority in the property or lose any benefit of our lien.

         Loans secured by interests in entities owning real property may involve increased risk of loss. We may originate or acquire loans secured by interests in entities that own real properties rather than by a direct security interest in the underlying properties. The interests pledged as security for these loans may be illiquid, or otherwise have features that may make it difficult for us to obtain a return of our investment in the event of a default.

         The competition for financing may inhibit our ability to achieve our objectives. We may encounter significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, investment banks and others, including public or private real estate investment trusts, or REITs. This competition could reduce our yields and make it more difficult to obtain appreciation interests. It may also increase the price, and thus reduce potential yields, on discounted loans we acquire. An increase in the general availability of funds to lenders, or a decrease in the amount of borrowing activity, may increase competition for making loans and may reduce obtainable yields or increase the credit risk inherent in the available loans. In addition, most of our competitors have substantially greater assets than we do. As such, they have the ability to make larger loans to more creditworthy borrowers and to have a more diversified loan portfolio, which reduces the risk of loss from any one loan.

         Lengthy loan commitment periods may reduce our returns. We typically issue a loan commitment to a borrower before making the loan. From the time the funds are committed until the loan is closed and the funds disbursed, we hold the funds in temporary investments, which typically do not produce substantial investment returns. If there is a substantial period between loan commitment and loan closing, or if a borrower determines not to use our financing, our investment returns will be adversely affected.

         Usury statutes may impose interest ceilings and substantial penalties for violations. Interest we charge on our loans, which may include amounts received from appreciation interests, may be subject to state usury laws. These laws impose maximum interest rates that may be charged on loans and penalties for violation, including repayment of excess interest and unenforceability of debt. We seek to structure our loans so that we do not violate applicable usury laws, but uncertainties in determining the legality of interest rates and other borrowing charges under some statutes may result in inadvertent violations.

Acquisition of Property Interests

         We also acquire real property either directly, or indirectly through ownership of an interest in an entity that itself owns real property. We believe that acquiring property interests is advantageous for three reasons. First, it gives us flexibility in addressing the financial needs and tax situations of borrowers in situations where debt financing may not be appropriate. Second, it provides us with the opportunity to participate in capital appreciation in addition to current income. Third, it assists us in our tax planning. Certain of our current loans and, we anticipate, some of our future loans, may result in timing differences between:

         o the actual receipt of income and the actual payment of deductible expenses and

         o the inclusion of that income and deduction of such expenses in arriving at our REIT taxable income.

This would increase the amount that we must distribute to our shareholders to avoid corporate income tax in such year, although we may not receive contemporaneous corresponding cash payments. Depreciation deductions associated with our property interests, however, should help offset such adverse tax effects.

         We currently own property interests as follows:

         o 500-unit apartment building in Philadelphia, Pennsylvania with an acquisition cost of $19.5 million. After acquisition, we obtained non-recourse financing of $15.0 million ($14.9 million at December 31, 2000), which bears interest at 7.73% and is due on December 1, 2009.

         o 25% preferred interest in a limited liability company that owns a 168-unit apartment complex in Baltimore, Maryland. We originally acquired 100% of the limited liability company for $4.4 million. We subsequently sold a 75% interest in the limited liability company to a third party. The property is subject to $3.9 million of non-recourse financing ($3.8 million at December 31, 2000), which bears interest at 7.88% and is due on November 1, 2009.

         o 89% partnership interest in a partnership that owns a building in Philadelphia, Pennsylvania with 456,000 square feet of retail/office space. We acquired our interest for $750,000. The property is subject to non-recourse financing of $65.0 million ($68.2 million including accrued and deferred interest at December 31, 2000), of which $43.4 million ($43.0 million at December 31, 2000) bears interest at 6.85% and is due on August 1, 2008, $4.9 million ($5.0 million at December 31, 2000) bears interest at 10% and is due on August 1, 2008, and $18.3 million ($20.2 million including accrued and deferred interest at December 31, 2000) bears interest at 12% and is due on September 1, 2008.

         o Building in Rohrerstown, Pennsylvania with 12,630 square feet on 2.93 acres used as a diagnostic imaging center. We acquired the property for $1.7 million. After acquisition, we obtained non-recourse financing of $1.1 million ($1.1 million at December 31, 2000), which bears interest at 7.33% and is due on August 1, 2008.

         o 51% preferred interest in a limited liability company that owns a building in Philadelphia, Pennsylvania with 88 apartment units and 56,000 square feet of commercial space. We acquired our interest for $5.6 million. The property is subject to financing of $11.6 million ($11.7 million at December 31, 2000), which bears interest at 8.367% and is due on March 11, 2028.

         We conduct an acquisition review with respect to property interests similar to our review in acquiring or originating loans. We also require satisfactory evidence, generally in the form of title insurance, that we, or the entity owning the property in which we acquire an interest, has or will acquire good and marketable title to the property, subject only to such encumbrances as we find acceptable.

Real Property Considerations

         The value of our property interests depends on conditions beyond our control. Real property investments are subject to varying degrees of risk. Yields from our real properties depend on their net income and capital appreciation. Real property income and capital appreciation may be adversely affected by general and local economic conditions, neighborhood values, competitive overbuilding, weather, casualty losses and other factors beyond our control. The value of our real property may also be adversely affected by factors such as costs of complying with regulations and liability under applicable environmental laws, interest rate changes and the availability of financing. Income from a property will be adversely affected if a significant number of tenants is unable to pay rent or if available space cannot be rented on favorable terms. Operating and other expenses of our properties, particularly significant expenses such as mortgage payments, real estate taxes and maintenance costs, generally do not decrease when income decreases and, even if revenues increase, operating and other expenses may increase faster than revenues.

         Property interests are illiquid and their value may decrease. Real estate investments are relatively illiquid. Therefore, we may have only a limited ability to vary our portfolio of property interests quickly in response to changes in economic or other conditions. As a consequence, the fair market value of some or all of our property interests may decrease in the future. In addition, provisions in the Internal Revenue Code and related regulations impose a 100% tax on gain realized by a REIT from property held primarily for sale to customers in the ordinary course of business. These provisions may materially adversely affect our ability to sell property interests.

         Uninsured and underinsured losses may affect the value of, or return from, our property interests. Our properties, and the properties underlying our loans, have comprehensive insurance in amounts we believe are sufficient to permit the replacement of the properties in the event of a total loss, subject to applicable deductibles. There are certain types of losses, such as earthquakes, floods and hurricanes, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impracticable for us to use insurance proceeds to replace a damaged or destroyed property. If any of these or similar events occurs, it may reduce our return from an affected property and the value of our investment.

         We may have less control of our investment when we invest in joint ventures, partnerships or similar real property interests. Our acquisition of equity interests in entities that own real property provides risks not present in real property loans or direct property ownership. For example, the other equity owners in the entity holding the property might have economic or business interests or goals that are inconsistent with our business interests or goals and may be in a position to take action contrary to our instructions or to our policies and objectives. Moreover, if we are a limited partner in a limited partnership and have the right to control the partnership or its property, we may be deemed to be a general partner and liable for the debts of the partnership beyond the amount of our investment.

         Real properties with environmental problems may create liabilities for us. The existence of hazardous or toxic substances on a property will adversely affect its value and our ability to sell or borrow against the property. Contamination of a real property by hazardous substances or toxic wastes not only may give rise to a lien on that property to assure payment of the cost of remediation, but also can result in liability to owners, operators or lenders for that cost. Many environmental laws impose liability whether a person knows of, or is responsible for, the contamination. In addition, if a property owner arranges for the disposal of hazardous or toxic substances at another site, it may be liable for the costs of cleaning up and removing those substances from the site, even if it neither owned nor operated the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit our use of our properties. In addition, future or amended laws, or more stringent interpretations or enforcement policies of existing environmental requirements, may increase exposure to environmental liability.

         Compliance with Americans with Disabilities Act could be costly. Under the Americans with Disabilities Act of 1990, all public accommodations must meet federal requirements for access and use by disabled persons. We believe that our properties, and those underlying our loans, substantially comply with the requirements of the Americans with Disabilities Act. However, a determination that these properties do not comply with the Americans with Disabilities Act could result in liability for both governmental fines and damages to private parties. If we or our borrowers were required to make unanticipated major modifications to comply with the Americans with Disabilities Act, it could adversely affect our ability to make distributions to shareholders.

Leverage

         Although we may incur recourse debt to fund our investments, we generally do not do so unless we do not have immediately available capital sufficient to enable us to acquire a particular investment. We may also incur recourse debt in order to prevent default under loans senior to our loans or to discharge senior loans entirely if this becomes necessary to protect our loan. This may occur if foreclosure proceedings are instituted by the holder of a mortgage interest which is senior to our loan or if filing a deed-in-lieu of foreclosure upon default of our loan would constitute a default under a related senior loan. We may incur recourse indebtedness in order to assist in the operation of any property financed by us whose operations we have taken over as a result of default, or to protect our loan. We may also borrow to meet REIT distribution requirements imposed by the Internal Revenue Code. Some or all of our assets may collateralize debt we incur. We anticipate that, in normal operations, we will not exceed a debt to equity ratio of 0.5 to 1.0. For purposes of calculating this ratio, our indebtedness equals all of our recourse indebtedness, and equity is based on the fair market value of our net assets. However, where a loan is in the form of wraparound financing, the stated principal amount of the loan for book purposes increases by the amount of the senior debt to which the underlying property is subject, and we record a corresponding liability, even where the sole recourse for the senior debt is to the underlying property. Any such senior debt is not included in calculating our debt to equity ratio. However, the amount of debt that we may incur, is not subject to limitation; we may therefore have a debt to equity ratio that may from time to time vary substantially from 0.5 to 1.0, if appropriate investment opportunities are presented. At December 31, 2000 our debt to equity ratio did not exceed 0.5 to 1.0.

         In addition to indebtedness that we may incur, the properties underlying our financing, or the property interests we acquire, may be subject to pre-existing indebtedness. Provided that such indebtedness is without recourse to us, we are not subject to limitations in connection with the amount of non-recourse debt financing pertaining to properties underlying our loans or property interests.

         Leverage can reduce income available for distribution and cause losses. Using leverage, whether with recourse to us generally or only with respect to a particular property, to acquire investments creates an opportunity for increased net income, but at the same time creates risks. For example, leverage can reduce the net income available for distribution to shareholders in periods of rising interest rates where interest rate increases are greater than increases in the rates of return on our investments. We use leverage to acquire investments only when we believe it will enhance our returns. However, we cannot be sure that our use of leverage will prove to be beneficial. Moreover, when our debt is secured by our assets, we can lose some or all of our assets through foreclosure if we do not meet our debt service obligations.

Portfolio Turnover

         We do not purchase investments with the intention of engaging in short-term trading. We may, however, sell any particular investment and reinvest proceeds, subject to distribution requirements and limitations on asset sales imposed on a REIT by the Internal Revenue Code, if we believe it is prudent to do so, regardless of the length of the holding period. In addition, we also provide bridge loan financing requiring repayment within a substantially shorter period of time than our other Loans. We may reinvest the proceeds of these loans into new loans or may roll them over to permanent financing. For the year ended December 31, 2000, we did not sell any loans.

Competition

         Although the commercial mortgage loan origination and acquisition business is generally competitive in virtually all of its aspects, our focus on the origination or acquisition of loans in situations that, generally, do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization is a niche in which we believe there are relatively few specialized investors. In the overall market for the origination and acquisition of real estate obligations, however, there are a substantial number of competitors including investment partnerships, financial institutions, investment companies, public and private mortgage funds and other entities.

         Many of our competitors possess greater financial and other resources than ours. As a result, we can offer no assurance that we will be able to effect origination or acquisition of loans in the same manner and on the same terms as in the past or that there will not be significant variations in the profitability of our commercial mortgage loan origination and acquisition business. In this regard, we will also have to compete for capital necessary to fund our operations based largely upon the performance of our loan portfolio.

                                     PART II

Item 2.  Properties

         Our office is located in Philadelphia and is subleased under an anticipated operating lease with The Bancorp.com, Inc., whose Chief Executive Officer is, and whose Chairman is the son of, our Chairman and Chief Executive Officer. The sublease expires in August 2010. Our rent is based on the amount of square footage we occupy plus an allocation of common area expenses. See Note 11, Notes to Consolidated Financial Statements in Item 8. For a description of property interests owned, see Item 1.

         In March 2000, we began subleasing suburban office space at an annual rental of $10,000. The sublease expires February 28, 2001 and contains automatic one-year renewal options.

Item 3.  Legal Proceedings

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Market for the Company's Common Equity and Related Shareholder Matters

         Our common shares trade on the American Stock Exchange under the symbol "RAS."

         The following table sets forth the high and low sale prices of our common shares and distribution payments on our common shares on a quarterly basis for our last two fiscal years.

                                                                                                    Cash
                                                                                                distributions
                                                                                                    per
                                                                 High                Low           share
                                                                 ----                ---        -------------
Fiscal 2000
-----------
Fourth quarter..........................................       $12.85              $11.25          $.51
Third quarter...........................................        12.88               10.44           .51
Second quarter..........................................        11.13                9.94           .51
First quarter...........................................        11.44               10.06           .51

Fiscal 1999
-----------
Fourth quarter..........................................        11.13                9.94           .51
Third quarter...........................................        13.44               10.75           .51
Second quarter..........................................        12.88               10.00           .51
First quarter...........................................        13.13               10.00           .51

         As of February 27, 2001, there were 6,310,242 common shares outstanding held by approximately 2,000 persons of record.

Item 6.  Selected Financial Data

         The following selected financial and operating information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, including the notes thereto, included elsewhere herein.

                                                         As of and for the year ended December 31,
                                                     ----------------------------------------------
                                                                                                     For the period August
                                                                                                     20, 1997 (date of
                                                                                                     inception) through
                                                       2000               1999         1998(1)       December 31, 1997
                                                       ----               ----         ----          -----------------
                                                             (dollars in thousands except per share data)
Operating data:
   Total revenues                                    $ 38,549           $ 34,122           $ 17,177            ---
   Total costs and expenses                            26,419             21,178              8,778        $   46
   Net income (loss)                                   12,055             12,962              8,474           (46)
   Net income per share-basic                            1.93               2.10               1.82            ---
   Net income per share-diluted                          1.92               2.09               1.81            ---
Balance sheet data:
   Total assets                                       270,120            269,829            201,259          2,192
   Indebtedness secured by real estate                148,434            161,164            114,204            ---
   Shareholders' equity (deficiency)                   86,675             86,238             85,518           (45)
   Shareholders' equity per share                       13.74              13.91              13.87            ---
Other data:
   Funds from operations ("FFO")(2)                    14,963             14,849              9,269            ---
   FFO(2) per share-basic                                2.39               2.41               1.99            ---
   FFO(2) per share-diluted                              2.39               2.40               1.98            ---
   Dividends per share                                   2.04               2.04               1.77            ---

------------------
(1) Operations commenced on January 14, 1998.
(2) In accordance with guidelines of the National Association of Real Estate Investment Trusts, funds from operations ("FFO") is net income (including realized gains) adjusted by adding back real property depreciation and certain amortization expenses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         We began investment operations in January 1998. Our principal business objective is to generate income for distribution to our shareholders from a combination of interest, rents and distributions in respect to rents where we own an equity interest in a real property, and proceeds from the sale of portfolio investments. We completed two public offerings of our common shares during 1998. We used the offering proceeds, proceeds from loan repayments and property interest refinancings and a line of credit we obtained in 1999 to build our investment portfolio.

Liquidity and Capital Resources

         The principal sources of our capital were the two offerings of our common shares. After offering costs and underwriting discounts and commissions, we obtained net offering proceeds of $86.0 million. We also obtained capital resources from principal payments on, refinancings of, and sales of loans in our portfolio. These resources aggregated $47.3 million for the year ended December 31, 2000, including $30.2 million of debt refinancing, and $59.1 million for the year ended December 31, 1999. In addition, during 2000 and 1999 we obtained $6.0 million and $14.0 million, respectively, from draws on the $20.0 million secured line of credit we obtained in 1999.

         We use our capital resources principally for originating and purchasing loans and acquiring property interests. For the year ended December 31, 2000, we originated or purchased ten loans, including one refinancing and one increase in existing financing, in the amount of $39.7 million, including senior debt of $30.2 million underlying wraparound loans, as compared to nine loans in the amount of $61.1 million, including senior debt of $12.0 million underlying wraparound loans, in 1999. For the year ended December 31, 2000, we acquired one property interest for $5.6 million. For the year ended December 31, 1999, we acquired one property interest for $1.5 million and we converted two loans with an aggregate outstanding balance of $19.5 million to property interests with an appraised value of $20.1 million. In addition, we funded $2.5 million of improvements to two properties.

         We also receive funds from interest payments on our loans and operating income from our property interests. As required by the Internal Revenue Code, we used these funds, to the extent of not less than 95% of our taxable income, to pay distributions to our shareholders. For fiscal 2001, the distribution requirement decreases to 90%. For the years ended December 31, 2000 and 1999, we paid distributions of $12.8 million and $12.6 million, respectively, of which $12.3 million and $12.2 million was in cash and $472,000 and $342,000 was in additional common shares issued through our dividend reinvestment plan. We intend to maintain our current level of distributions in fiscal 2001.

         In order to maintain our liquidity, we pursue the following strategies:

                o providing shorter-term financing to our borrowers, generally in the form of bridge financing, to increase the turnover of our investments, and

                o pursuing borrower refinancing of our loans through senior lenders, where we retain junior interests.

We do not currently experience material difficulties in originating shorter-term financings or obtaining senior loan refinancings on acceptable terms. However, we could encounter difficulties in the future, depending upon the development of conditions in the credit markets.

         At December 31, 2000, we had approximately $7.4 million in funds available for investment. All of these funds were temporarily invested in a money market account that we believe has a high degree of liquidity and safety. We expect that, during 2001, all of our short-term bridge loans, totaling $26.7 million net of underlying senior indebtedness of $9.0 million at December 31, 2000, will be repaid or refinanced, providing additional funds available for investment in the approximate amount of $26.7 million.

Results of Operations

         Our average interest-earning assets for the years ended December 31, 2000, 1999 and 1998 were $85.5 million, $85.9 million and $68.3 million, respectively, including $9.4 million, $8.1 million and $22.0 million, respectively, of average interest-earning assets invested in a money market account. The slight decrease in average interest-earning assets and the slight increase in average interest-earning assets invested in a money market account from the year ended December 31, 1999 to the corresponding period in 2000 was due to differences between the times when we made loans and our receipt of loan repayments and interest, as well as temporary changes in other asset and liability accounts. The increase in total average interest-earning assets and the decrease in average interest-earning assets invested in a money market account from the year ended December 31, 1998 to the corresponding period in 1999 was due to the origination of loans and the acquisition of loans and property interests utilizing the remaining proceeds of our public offerings in 1998.

         Our interest income from loans was $18.3 million for the year ended December 31, 2000, compared to $20.0 million and $10.5 million in 1999 and 1998, respectively. Interest income from our money market account was $548,000 for the year ended December 31, 2000, compared to $312,000 and $928,000 for 1999 and 1998, respectively. The decrease in interest income from the year ended December 31, 1999 to the corresponding period in 2000 was due to a decrease in our investments in real estate loans ($140.7 million at December 31, 2000 versus $160.5 million at December 31, 1999) and an increase in our net investment in real estate ($107.9 million at December 31, 2000 versus $89.9 million at December 31, 1999). The increase in interest income from the money market account from the year ended December 31, 1999 to the corresponding period in 2000 was due to a higher balance of assets invested in the account arising from loan repayments we held in anticipation of loan fundings. The increase in interest income from loans and the decrease in interest income from the money market account from the year ended December 31, 1998 to the corresponding period in 1999 were due to our investment of the proceeds of our two public offerings. The net yield on average interest-earning non-money market assets was 21.4%, 21.1% and 19.3% for the years ending December 31, 2000, 1999 and 1998, respectively. The increases in net yield result from our use of our secured line of credit and non-recourse financings of individual loans as well as our ability to increase the pricing of our loans in response to market conditions. The yield on average interest-earning money market account assets was 3.9%, 4.3% and 5.2% for the years ending December 31, 2000, 1999 and 1998, respectively. The decreases in yield on average interest-earning money market assets was due to a decrease in interest amounts paid by banks on money market funds. Included in our interest income is accretion of loan discount relating to loans we acquired at a discount to the appraised value of the underlying properties of $213,000, $3.2 million and $250,000 in 2000, 1999 and 1998, respectively. We realized $3.4 million of this accretion in 1999 when two loans with a combined book value of $19.5 million were converted to a property interest with an appraised value of $20.1 million.

         We received $18.3 million from rents from our property interests for the year ended December 31, 2000, compared to $12.4 million and $4.6 million for the years ended December 31, 1999 and 1998, respectively. The rent increases from 1998 to 1999 and 1999 to 2000 were due to the increase in the number of property interests we own from two in 1998, to four in 1999, and five in 2000.

         We earned fee and other income of $1.4 million for the year ended December 31, 2000 as compared to $684,000 in 1999 and $153,000 for 1998.
Included in the 2000 fee and other income was $500,000 earned for subordinating one of our loans to additional senior debt, $300,000 relating to termination of an appreciation interest in one of our loans, $286,000 of income generated by RAIT Capital Corp., our first mortgage conduit loan subsidiary which holds the assets we acquired from Pinnacle Capital Group, $169,000 of dividend income from one of our property interests, $90,000 earned for services provided to one of our property interests and $75,000 earned for restructuring the ownership and financing of one of our property interests. Included in the 1999 fee and other income was $325,000 earned for restructuring the ownership and financing of one of our property interests, $250,000 earned for subordinating one of our loans to additional senior debt, and $90,000 earned for services provided to one of our property interests. Included in the 1998 fee and other income was $50,000 earned for subordinating one of our loans to additional senior debt, $45,000 earned for services provided to one of our property interests, and $45,000 earned in referral fees.

         We recognized a gain of $131,000 on the sale of a loan in 1999 and a gain of $940,000 on the sale of a loan participation in 1998. In 1999, we also recognized income from loan satisfactions of $598,000, which related to our conversion of two loans with a combined book value of $19.5 million to a property interest worth $20.1 million.

         Ten of our acquired loans remain subject to forbearance or similar agreements. During the years ended December 31, 2000, 1999 and 1998, all payments under the agreements were timely made and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining 16 loans in our portfolio are performing in accordance with their terms as we originally underwrote them and were current as to payments as of each of December 31, 2000, 1999 and 1998.

         During the year ended December 31, 2000, we incurred expenses of $26.4 million as compared to $21.2 million and $8.8 million in 1999 and 1998, respectively. The expenses consisted of interest expense, operating expenses relating to our property interests, salaries and related benefits, general and administrative expenses, and depreciation and amortization. Interest expense was $12.8 million for the year ended December 31, 2000, as compared to $11.1 million and $4.3 million in 1999 and 1998, respectively. Interest expense consists of interest payments made on senior indebtedness on properties underlying our wraparound loans and property interests, and interest payments made on our line of credit, all of which increased as a result of the increase in our loan portfolio and number of property interests and our use of draws under our line of credit to originate or acquire loans and property interests. Property operating expenses were $8.6 million for the year ended December 31, 2000, compared to $6.3 million and $2.3 million for 1999 and 1998, respectively. Depreciation and amortization was $2.9 million for the year ended December 31, 2000, compared to $1.9 million and $796,000 for 1999 and 1998, respectively. The increases in property operating expenses, depreciation and amortization were due to the increased number of property interests in our portfolio. Salaries and related benefits were $1.5 million for the year ended December 31, 2000, as compared to $1.4 million and $866,000 in 1999 and 1998, respectively. General and administrative expenses were $637,000 for the year ended December 31, 2000, as compared to $433,000 and $233,000 in 1999 and 1998, respectively. Salaries and related benefits and general and administrative expenses increased from 1999 to 2000 as a result of salary increases and incremental expenses of $383,000 associated with our August 2000 acquisition of Pinnacle Capital Group. The increase from 1998 to 1999 was due to salary increases and reflected less than a full year of operations during 1998.

         During 1998 we initiated a reserve for loan losses of $226,000. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with our policy, we determined that this reserve was adequate as of December 31, 2000 and 1999. We will continue to analyze the adequacy of this reserve on a quarterly basis.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The following table contains information about the cash held in a money market account, loans held in our portfolio, long-term debt underlying our loans and property interests and our secured line of credit as of December 31, 2000. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2001 through 2005 and separately aggregates the information for all maturities arising after 2005.

            Interest earning assets and interest bearing liabilities,
                          aggregated by maturity date

                                                                                                                    Fair Market
                         2001          2002         2003        2004        2005     Thereafter       Total            Value
                         ----          ----         ----        ----        ----     ----------       -----         -----------
Interest earning
assets:

Money market
 accounts             $ 7,408,000         ---          ---         ---          ---          ---     $ 7,408,000     $  7,408,000
Average interest rate         4.9%        ---          ---         ---          ---          ---             4.9%
First mortgages and
 senior loan
 participations       $ 2,910,000  $   355,000  $2,386,000  $  451,000   $3,875,000   $   776,000    $10,753,000     $ 11,705,000
Average interest rate        13.7%        12.0%       11.4%       12.0%        12.0%         11.0%          12.2%
Mezzanine (including
  wraparound) loans   $ 3,281,000  $ 4,094,000  $  621,000  $  621,000    $ 569,000   $85,243,000    $94,430,000     $113,810,000
Average interest
  rate                       13.4%        14.5%       11.8%       11.8%        11.8%         11.5%          13.5%
Bridge loans          $35,718,000          ---         ---         ---          ---           ---    $35,718,000     $ 36,583,000
Average interest
  rate                       15.6%         ---         ---         ---          ---           ---           15.6%

Interest bearing
liabilities:


Senior indebtedness
  secured by real
  estate underlying
  wraparound loans    $ 9,880,000  $ 1,752,000  $1,034,000  $1,082,000   $1,134,000   $39,404,000    $54,286,000     $ 53,927,000
Average interest
  rate                        9.4%         8.5%        8.4%        8.3%         8.3%          7.4%           7.8%
Long-term debt
  secured by
  real estate owned   $   783,000  $   843,000  $  905,000  $  973,000   $1,047,000   $89,597,000    $94,148,000     $ 93,524,000
Average interest
  rate                        7.3%         7.3%        7.3%        7.3%         7.3%          8.4%           8.3%
Secured line of
  credit                      ---  $20,000,000         ---         ---         ---            ---    $20,000,000     $ 20,000,000
Average interest
  rate                        ---          9.5%        ---         ---         ---            ---            9.5%

Market Risk

         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, equity prices and real estate values. All of our interest earning assets and interest bearing liabilities are at fixed rates, except for our line of credit which bears interest at a varying rate equal to the prime rate of interest as quoted by The Wall Street Journal. As a result, our primary market risk exposure is to changes in interest rates, which will affect the interest cost of outstanding draws on our line of credit. Changes in interest rates may also affect the value of our investments and the rates at which we reinvest funds obtained from loan repayments. As interest rates increase, although the interest rates we obtain from reinvested funds will generally increase, the value of our existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to us for investment due to repayment of our loans may be invested at lower rates than we had been able to obtain in prior investments, or than the rates on the repaid loans. These relationships between interest rate and value may be diminished or not applicable to our cash flow loans. We do not hedge or otherwise seek to manage our interest rate risk. We do not enter into risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data.

                     RAIT INVESTMENT TRUST AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants......................   F-2

Consolidated Balance Sheets at December 31, 2000 and 1999...............   F-3

Consolidated Statements of Income for the three years ended
     December 31, 2000..................................................   F-4

Consolidated Statements of Changes in Shareholders' Equity for the
     three years ended December 31, 2000................................   F-5

Consolidated Statements of Cash Flows for the three years ended
     December 31, 2000..................................................   F-6

Notes to Consolidated Financial Statements..............................   F-7

Schedule IV -- Mortgage Loans on Real Estate
     All other schedules are not applicable or are omitted since either (i) the required information is not material or
     (ii) the information required is included in the consolidated financial statements and notes thereto.............................  F-27

[Grant Thornton Letterhead]


Report of Independent Certified Public Accountants


Board of Trustees
RAIT Investment Trust

We have audited the accompanying consolidated balance sheets of RAIT Investment Trust and Subsidiaries (formerly Resource Asset Investment Trust) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RAIT Investment Trust and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
----------------------

Philadelphia, Pennsylvania
January 24, 2001 (except for note 16(a) as to which the date is March 28, 2001 and note 16(b) as to which the date is March 31, 2001)

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                                December 31,
                                                                                                    --------------------------------
                                                                                                         2000               1999
                                                                                                         ----               ----
ASSETS
Cash  and cash equivalents                                                                          $   7,407,988      $  11,323,301
Restricted cash                                                                                         7,954,688          5,283,886
Tenant escrows                                                                                            222,371            164,378
Accrued interest receivable                                                                             3,011,496          1,544,984
Investments in real estate loans, net                                                                 140,724,787        160,485,767
Investments in real estate, net                                                                       107,907,967         89,936,339
Furniture, fixtures and equipment, net                                                                     49,007             88,243
Prepaid expenses and other assets                                                                       1,862,482          1,001,775
Goodwill, net                                                                                             979,667                 --
                                                                                                    -------------      -------------
     Total assets                                                                                   $ 270,120,453      $ 269,828,673
                                                                                                    =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities                                                            $     686,760      $     332,040
Accrued interest payable                                                                                1,663,631          1,033,484
Deferred interest payable                                                                                 880,347            788,841
Tenant security deposits                                                                                  493,096            270,908
Borrowers' escrows                                                                                      8,093,099          5,308,136
Deferred income                                                                                           492,588            693,162
Senior indebtedness secured by real estate underlying the Company's wraparound
    loans                                                                                              54,286,388         78,478,730
Long-term debt secured by real estate owned                                                            94,147,937         82,685,074
Secured line of credit                                                                                 20,000,000         14,000,000
                                                                                                    -------------      -------------
    Total liabilities                                                                                 180,743,846        183,590,375

Minority interest                                                                                       2,701,493                 --

Shareholders' equity:

Preferred shares, $.01 par value; 25,000,000 authorized shares                                                 --                 --
Common shares, $.01 par value; 200,000,000 authorized shares; issued and
outstanding, 6,310,242 and 6,199,126 shares, respectively                                                  63,102             61,991
Additional paid-in capital                                                                             87,316,637         86,159,238
(Accumulated deficit)retained earnings                                                                   (704,625)            17,069
                                                                                                    -------------      -------------
             Total shareholders' equity                                                                86,675,114         86,238,298
                                                                                                    -------------      -------------
Total liabilities and shareholders' equity                                                          $ 270,120,453      $ 269,828,673
                                                                                                    =============      =============

        The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                        Consolidated Statements of Income

                                                                         For the year ended December 31,
                                                           ----------------------------------------------------------
                                                               2000                  1999                    1998
                                                               ----                  ----                    ----
REVENUES
Mortgage interest income                                   $18,274,567             $20,011,207            $10,544,689
Rental income                                               18,305,725              12,386,251              4,609,534
Fee income and other                                         1,420,117                 684,207                153,440
Investment income                                              548,322                 311,631                928,448
Gain on sale of loan/participation                                  --                 131,125                940,448
Income from loan satisfaction                                       --                 597,742                     --
                                                           -----------             -----------            -----------
    Total revenues                                          38,548,731              34,122,163             17,176,559

COSTS AND EXPENSES
Interest                                                    12,777,804              11,104,947              4,309,248
Property operating expenses                                  8,607,170               6,344,473              2,348,386
Salaries and related benefits                                1,488,390               1,407,955                865,638
General and administrative                                     637,060                 433,239                232,682
Depreciation and amortization                                2,908,623               1,887,560                795,577
Provision for loan losses                                           --                      --                226,157
                                                           -----------             -----------            -----------
    Total costs and expenses                                26,419,047              21,178,174              8,777,688
                                                            ----------             -----------            -----------


Net income before minority interest                        $12,129,684             $12,943,989            $ 8,398,871

Minority interest                                             (74,959)                  17,761                 74,935
                                                           -----------             -----------            -----------

Net income                                                 $12,054,725             $12,961,750           $  8,473,806
                                                           ===========             ===========           ============

Net income per common share--basic                         $      1.93             $      2.10           $       1.82
                                                           ===========             ===========            ===========

Weighted average common shares
outstanding--basic                                           6,251,828               6,168,248              4,655,633
                                                           ===========             ===========            ===========


Net income per common share--diluted                       $      1.92             $      2.09            $      1.81
                                                           ===========             ===========            ===========

Weighted average common shares
outstanding--diluted                                         6,265,922               6,192,656              4,685,229
                                                           ===========             ===========            ===========

        The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                   For the Three Years Ended December 31, 2000

                                                                                        (Accumulated           Total
                                      Preferred       Common         Additional           deficit)/        shareholders'
                                         stock         stock       paid-in capital    retained earnings        equity
                                      -----------     -------      ---------------    -----------------    -------------
Balance, January 1, 1998              $       ---     $     1       $        999        $    (45,617)     $    (44,617)
Issuance of common shares,
   net of expenses                            ---      61,653         85,816,333                 ---        85,877,986
Net income                                    ---         ---                ---           8,473,806         8,473,806
Dividends                                     ---         ---                ---          (8,788,716)       (8,788,716)
                                      -----------     -------       ------------        ------------      ------------
Balance, December 31, 1998                             61,654         85,817,332            (360,527)       85,518,459
                                      -----------     -------       ------------        ------------      ------------
Net income                                    ---         ---                ---          12,961,750        12,961,750
Dividends                                     ---         337            341,906         (12,584,154)      (12,241,911)
                                      -----------     -------       ------------        ------------      ------------
Balance, December 31, 1999                    ---      61,991         86,159,238              17,069        86,238,298
                                      -----------     -------       ------------        ------------      ------------
Net income                                    ---         ---                ---          12,054,725        12,054,725
Dividends                                     ---         464            471,597         (12,776,419)      (12,304,358)
Stock options exercised                       ---         522            539,052                 ---           539,574
Common shares issued                                      125            146,750                 ---           146,875
                                      -----------     -------       ------------        ------------      ------------
Balance, December 31, 2000            $       ---     $63,102       $ 87,316,637        $   (704,625)    $  86,675,114
                                      ===========     =======       ============        ============     =============

        The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                      For the year ended December 31,
                                                                         ---------------------------------------------------------
                                                                              2000                  1999                 1998
                                                                              ----                  ----                 ----
Cash flows from operating activities:
    Net Income                                                           $  12,054,725          $ 12,961,750         $ $8,473,806
      Adjustments to reconcile net income to net
          cash provided by operating activities:
      Gain on sale of loan/loan participation                                      ---              (131,125)            (940,448)
      Income from loan satisfaction                                                ---              (597,742)                 ---
      Minority interest                                                         74,959               (17,761)             (74,935)
      Depreciation and amortization                                          2,908,623             1,887,560              795,577
      Provision for loan losses                                                    ---                   ---              226,157
      Amortization of original issue discount                                      ---                   ---              (5,001)
      Accretion of loan discounts                                            (213,474)            (3,206,162)            (249,696)
      Increase in tenant escrows                                              (57,993)              (164,378)                 ---
      Increase in accrued interest receivable                                (949,012)              (487,065)          (1,057,919)
      Increase in prepaid expenses and other assets                          (819,732)              (461,064)            (512,340)
      Increase in accounts payable and accrued liabilities                     152,306               189,973               33,544
      Increase in accrued interest payable                                     630,147               359,437              674,047
      Increase in deferred interest payable                                     91,506               673,273              115,568
      Increase in tenant security deposits                                     222,188               126,078              144,830
      (Decrease) increase in deferred income                                 (200,574)               669,162                  ---
      Increase (decrease) in borrowers' escrows                                146,661              (394,154)             418,402
                                                                         -------------          ------------         ------------
         Net cash provided by operating activities                          14,040,330            11,407,782            8,041,592
                                                                         -------------          ------------         ------------

Cash flows from investing activities:
      Purchase of furniture, fixtures and equipment                            (35,074)               (5,460)            (117,712)
      Real estate loans purchased                                           (1,850,000)          (24,005,000)         (79,461,384)
      Real estate loans originated                                         (37,840,982)          (37,159,648)         (40,986,200)
      Proceeds from sale of loan/loan participation                                ---             2,481,782            4,000,000
      Principal repayments from real estate loans                           17,106,519            28,768,535           38,412,212
      Purchase of real estate and improvements                              (6,052,358)           (3,976,651)          (2,406,220)
      Cash paid for asset acquisition                                         (630,378)                  ---                  ---
      Other                                                                        ---                   ---               92,698
                                                                         -------------          ------------         ------------
         Net cash used in investing activities                             (29,302,173)          (33,896,442)         (80,466,606)
                                                                         -------------          ------------         ------------

Cash flows from financing activities:
      Advances on secured line of credit                                     6,000,000            14,000,000                  ---
      Issuance of common stock, net                                            539,574                   ---           85,877,986
      Payment of cash dividends                                            (12,304,358)          (12,241,911)          (8,788,716)
      Principal repayments on senior indebtedness                          (12,392,394)             (374,941)            (335,780)
      Principal repayments on long-term debt                                  (696,292)             (443,078)            (416,810)
      Proceeds of long-term debt                                            30,200,000            27,860,225            1,100,000
                                                                         -------------          ------------         ------------
         Net cash provided by financing activities                          11,346,530            28,800,295           77,436,680
                                                                         -------------          ------------         ------------

Net change in cash and cash equivalents                                     (3,915,313)            6,311,635            5,011,666
                                                                         -------------          ------------         ------------

Cash and cash equivalents, beginning of period                              11,323,301             5,011,666                  ---
                                                                         -------------          ------------         ------------

Cash and cash equivalents, end of period                                 $   7,407,988          $ 11,323,301         $  5,011,666
                                                                         =============          ============         ============

Noncash items:
Stock issued for asset acquisition                                       $     146,875          $        ---         $        ---
                                                                         =============          ============         ============

        The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 -- FORMATION AND BUSINESS ACTIVITY


RAIT Investment Trust (the "Company" or "RAIT"), together with its wholly-owned subsidiaries, RAIT Partnership, L.P. (the "Operating Partnership"), RAIT General, Inc. (the "General Partner"), the General Partner of the Operating Partnership, and RAIT Limited, Inc. (the "Initial Limited Partner"), the Initial Limited Partner of the Operating Partnership (together the "Company"), were each formed in August 1997. RAIT, the General Partner and the Initial Limited Partner were organized in Maryland, and the Operating Partnership was organized as a Delaware limited partnership. In September 2000, the Company changed its name from Resource Asset Investment Trust to RAIT Investment Trust.


The Company's principal business activity is to provide or acquire loans (or participation interests in such loans) secured by mortgages on commercial real property or similar instruments in situations that, generally, do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. The Company emphasizes subordinated (or "mezzanine") financing, including wraparound financing, with principal amounts generally between $2.0 million and $30.0 million. The Company also provides short-term bridge financing in excess of the targeted size range where the borrower has committed to obtain take-out financing (or the Company believes that it can arrange such financing) to reduce the Company's investment to an amount within the targeted size range. The Company also acquires real properties, or interests therein. The Operating Partnership undertakes the business of the Company, including the origination and acquisition of financing and the acquisition of property interests.

The Company principally competes with banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, investment bankers, and other public or private real estate investment trusts for origination or acquisition of real estate loans.


The Company emphasizes financing with respect to properties located in metropolitan areas of the United States, and has identified certain areas in which it may concentrate its investments, particularly the Philadelphia, Pennsylvania metropolitan area (three properties owned and 14 properties underlying loans as of December 31, 2000 and two properties owned and 14 properties underlying loans as of December 31, 1999 were located in this area) and in the Baltimore/Washington, D.C. corridor (one property owned and six properties underlying loans as of December 31, 2000 and one property owned and five properties underlying loans at December 31, 1999 related to properties located in this area).


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the

Company, its wholly owned subsidiary, RAIT Capital Corp., and its majority-owned subsidiaries, OSEB Associates L.P. and Stobba Associates, L.P. All material intercompany balances and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the provision for loan losses includes an analysis of the individual investment in real estate loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, and current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.


In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The Company adopted SAB 101 on October 1, 2000. The Company does not anticipate the adoption of SAB 101 will have a material impact on the consolidated financial statements.

The Company follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Under current conditions, the Company is reporting in one operating segment.


Investments in Real Estate Loans

Investments in real estate loans consists of loans that are originated at par or acquired at face value ("Par Loans") and certain mortgage loans, for which the borrower is not current as to original contractual principal and interest payments, that are acquired at a discount from both the face value of the loan and the appraised value of the property underlying the loan ("Discounted Loans"). For Discounted Loans, the difference between the Company's cost basis in the loan and the appraised value of the underlying property (up to the amount of the loan) is accreted into interest income over the estimated life of the loan using a method that approximates the level interest method. Projected cash flows and appraised values of the property are reviewed on a regular basis and changes to the projected amounts reduce or increase the amounts accreted into interest income over the remaining life of the loan. The Company has the ability and the intent to hold these loans to maturity.

Par Loans are originated or purchased at face value and are stated at amortized cost, less any provision for loan losses, because the Company has the ability and the intent to hold them for the foreseeable future or until maturity or payoff. Interest income is accrued as it is earned. In some instances, the borrower pays additional interest ("points") at the time the loan is closed. The points are recognized over the term of the loan to which it relates. The Company will place loans on non-accrual status after being delinquent greater than 89 days, or earlier if the borrower is deemed by management to be unable to continue performance. When a loan is placed on non-accrual status, interest accrued but not received is reversed out of current year income or the allowance for loan losses in relation to the period recognized. While a loan is on non-accrual status, interest is recognized only as cash is received. Loans are returned to accrual status only when the loan is reinstated and ultimate collectibility of future interest is no longer in doubt (none of the Company's loans is on non-accrual status). Gains and losses on disposal of such assets are computed on a specific identification basis.

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

The Company accounts for the impairment of loans under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan: Income Recognition and Disclosures." These statements require that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. At December 31, 2000 and 1999, the Company had no such loans.


In September 2000, the Financial Accounting Standards Board ("FASB") adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No.125, "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities."

SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS
125. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral, this statement is effective for fiscal years ending after December 15, 2000 (with earlier application not allowed) and is to be applied prospectively. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

Investments in Real Estate

Investments in real estate are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over an estimated useful life of 39 years (non-residential) and 27.5 years (residential). The Company reviews its investments in real estate for impairment as defined in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Derivative Financial Instruments

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively, SFAS 133), requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133, an entity may designate a derivative as a hedge of exposure to changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS 133 is required for all fiscal quarters or fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. No adjustment was required as a result of the change in accounting principle.

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

Goodwill, which resulted from the Pinnacle Capital Group acquisition, is being amortized using the straight-line method over 15 years.

Stock Option Plans

The Company accounts for its stock option grants under the provisions of FASB No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The Company accounts for its stock options under APB Opinion No. 25.

Federal Income Taxes

The Company qualifies and has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1998. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income.

Earnings per Share

The Company follows the provisions of SFAS No. 128, "Earnings per Share." This statement eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share ("EPS") in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. EPS is computed based on the weighted average number of shares of common stock outstanding.

Consolidated Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid for interest was $11.8 million, $9.9 million and $3.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. Senior indebtedness incurred in conjunction with the acquisition and origination of real estate loans was $30.0 million, $34.5 million and $49.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Long-term debt assumed in conjunction with the acquisition of an investment in real estate was $11.8 million, $860,000 and $66.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

During 1999, the Company converted two loans with a combined book value of $19.5 million to a 100% equity interest in a property with an appraised value of $20.1 million, which resulted in income from loan satisfaction of approximately $600,000.

NOTE 3 -- INVESTMENTS IN REAL ESTATE LOANS

The Company's portfolio of investments in real estate loans consisted of the following:

                                                                                           December 31,
                                                                              --------------------------------------
                                                                                  2000                     1999
                                                                                  ----                     ----
Long-term first mortgages and senior loan participations............          $ 10,753,177            $  11,030,530
Mezzanine (including wraparound) loans..............................            94,429,557              115,762,704
Short-term bridge loans.............................................            35,718,449               33,860,161
Loan costs                                                                          49,761                   58,529
Less: Provision for loan losses.....................................              (226,157)                (226,157)
                                                                              ------------            -------------
     Investments in real estate loans...............................           140,724,787              160,485,767
                                                                              ------------            -------------

Less: Senior indebtedness secured by real estate
     underlying the Company's wraparound loans......................           (54,286,388)             (78,478,730)
                                                                              ------------             ------------
     Net investments in real estate loans...........................          $ 86,438,399             $ 82,007,037
                                                                              ============             ============

The following is a summary description of the assets contained in the Company's portfolio of investments in real estate loans as of December 31, 2000:

Type of Loan                                                            Average loan-                     Range of
                                                    Number of loans       to-value      Yield range      maturities
                                                    ---------------     -------------   -----------    ---------------
Long-term first mortgages and senior loan
    participations..................................        6                43%           11-16%      3/28/01-7/14/09
Mezzanine (including wraparound
    loans...........................................       15                83%           10-30%     12/27/01-1/31/09
Short-term bridge loans.............................        5                86%           14-35%      4/13/01-7/11/01

At December 31, 2000, approximately $67.7 million in principal amount of the loans were secured by multi-family residential properties and $73.2 million in principal amount of the loans were secured by commercial properties. At December 31, 1999, approximately $60.1 million in principal amount of the loans were secured by multi-family residential properties and $100.5 million in principal amount were secured by commercial properties.

As of December 31, 2000, ten of the Company's purchased loans (ten at December 31, 1999) were still subject to forbearance agreements or other contractual restructurings that existed at the time the Company acquired the loans. During the year ended December 31, 2000, all payments under the agreements were timely made and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining 16 loans in the Company's portfolio were performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of December 31, 2000.

As of December 31, 2000 and 1999, senior indebtedness secured by real estate underlying the Company's wraparound loans consisted of the following:

                                                                                          2000                   1999
                                                                                          ----                   ----
Loan payable, secured by real estate, monthly installments of $13,789,
including interest at 7.08%, remaining principal due December 1, 2008                   $1,880,372           $ 1,909,721

Loan payable, secured by real estate, monthly installments of $17,051,
including interest at 6.83%, remaining principal due December 1, 2008                    2,375,281             2,413,958

Loan payable, secured by real estate, monthly installments of $10,070,
including interest at 6.83%, remaining principal due December 1, 2008                    1,509,640             1,525,356

Loan payable, secured by real estate, monthly installments of $80,427,
including interest at 6.95%, remaining principal due July 1, 2008                       11,833,389            11,970,859

Loan payable, secured by real estate, monthly installments of $28,090,
including interest at 6.82%, remaining principal due November 1, 2008                    4,201,677             4,250,351

Loan payable, secured by real estate, monthly installments of $72,005,
including interest at 7.55%, remaining principal due December 1, 2008                    9,754,779             9,877,287

Loan payable, secured by Company's interest in first mortgage bridge loan of
$17,576,712, interest only at 8.25% due monthly, principal balance due
May 31, 2000                                                                                  ----            12,000,000

Loan payable, secured by real estate, monthly installments of $249,497,
including interest at 7.625%, remaining principal due November 1, 2007                        ----            34,531,198

Loan payable, secured by real estate, monthly installments of principal and interest based on an amortization schedule of 25 years, including interest at
LIBOR (London interbank offered rates) plus 135 basis points (8.06% at December
31, 2000), remaining principal due September 15, 2007                                   10,968,835                  ----

                                                                                            2000                   1999
                                                                                            ----                   ----
Loan payable, secured by real estate, interest only at LIBOR plus 200 basis points with a ceiling of 10% and a floor of 8.6% (8.71% at December
31, 2000), principal due September 30, 2002                                                762,415                  ----

Loan payable, secured by Company's interest in first mortgage bridge loan of
$14,000,000, interest only at 9.5%, principal balance due July 29, 2001                  9,000,000                  ----

Loan payable, secured by Company's interest in mezzanine loan of $3,000,000, monthly principal payments of $34,483 plus interest at 10%,
due November 2, 2005                                                                     2,000,000                  ----
                                                                                      ------------           -----------
                                                                                      $ 54,286,388           $78,478,730
                                                                                      ============           ===========

As of December 31, 2000, the senior indebtedness secured by real estate underlying the Company's wraparound loans maturing over the next five years, and the aggregate indebtedness maturing thereafter is as follows:

                                 2001         $ 9,879,465
                                 2002           1,752,160
                                 2003           1,034,282
                                 2004           1,082,294
                                 2005           1,134,055
                                 Thereafter    39,404,132
                                              -----------
                                              $54,286,388
                                              ===========

NOTE 4 -- INVESTMENTS IN REAL ESTATE

         Investments in real estate are comprised of the following:

                                                            December 31,
                                                   -----------------------------
                                                       2000             1999
                                                       ----             ----

Land                                               $ 12,162,187     $ 7,169,710
Office buildings and improvements                    65,748,199      65,065,326
Apartment buildings(1)                               35,332,015      20,169,320
                                                   ------------     -----------
     Subtotal                                       113,242,401      92,404,356
Less: Accumulated depreciation                       (5,334,434)     (2,468,017)
                                                   ------------     -----------
     Investments in real estate, net               $107,907,967     $89,936,339
                                                   ============     ===========


----------------------
(1) Includes a 1.5 million investment, or 25% interest, in a limited liability company which owns an apartment building.


Included in office buildings and improvements and apartment buildings are escrow balances totaling $2.6 million at both December 31, 2000 and 1999, which represent escrows for real estate taxes, insurance premiums, repair and replacement, tenant improvements and leasing commissions reserves.

As of December 31, 2000 and 1999, long-term debt secured by the Company's above referenced real estate investments consisted of the following:

                                                                                               2000                 1999
                                                                                               ----                 ----
Loan payable, secured by real estate, monthly installments of $8,008,
including interest at 7.33%, remaining principal due August 1, 2008                         $ 1,060,893         $ 1,078,418

Loan payable, secured by real estate, monthly installments of
$288,314, including interest at 6.85%, remaining principal due
August1, 2008(1)                                                                             42,983,066          43,440,360

Loan payable, secured by real estate, monthly payments of interest
only at 10%, principal due August 1, 2008(1)                                                  5,048,287           4,860,161

Loan payable, secured by partnership interests in a real estate partnership, monthly payments of interest only at 8.19%, additional interest of 3.81% is deferred and payable from net cash flow, principal
and deferred interest due September 1, 2008(1)                                               18,496,262          18,306,135

Loan payable, secured by real estate, monthly installments of $107,255,
including interest at 7.73%, remaining principal due December 1, 2009                        14,867,827          15,000,000

Loan payable, secured by real estate, monthly payments of $87,960,
including interest at 8.367%, remaining principal due March 11, 2028                         11,691,602                ----
                                                                                            -----------         -----------
                                                                                            $94,147,937         $82,685,074
                                                                                            ===========         ===========

--------------------------
(1) These loans from RAI all relate to a single investment in real estate.
(2) As an inducement to pay interest at 8.36% from April 11, 1998 onward, rather than 7.89%, the Company received a buy-up premium of $418,482 (balance of $329,123 at December 31, 2000) which is amortized over the term of the underlying debt.


As of December 31, 2000, the amount of long-term debt secured by the Company's above-referenced real estate investments that matures over the next five years, and the aggregate indebtedness maturing thereafter, is as follows:


                  2001                 $   783,322
                  2002                     842,171
                  2003                     905,458
                  2004                     973,519
                  2005                   1,046,714
            Thereafter                  89,596,753
                                       -----------
                                       $94,147,937
                                       ===========

Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's real estate investments for the years ended December 31, 2000, 1999 and 1998 was $2.9 million, $1.9 million and $800,000, respectively.

The Company leases space in the buildings it owns to several tenants. Approximate future minimum lease payments under noncancellable leasing arrangements as of December 31, 2000 are as follows:

                  2001                     $10,672,468
                  2002                       9,386,946
                  2003                       8,394,346
                  2004                       8,154,655
                  2005                       7,059,248
            Thereafter                      24,040,776
                                           -----------
                                           $67,708,439
                                           ===========

NOTE 5-- ACQUISITION

In August 2000, the Company formed a wholly-owned subsidiary, RAIT Capital Corp., t/a Pinnacle Capital Group, which acquired the net assets of Pinnacle Capital Group, a first mortgage conduit lender. The Company acquired Pinnacle for consideration of $980,000, which included the issuance of 12,500 of the Company's common shares and paid cash of approximately $800,000. The excess of consideration paid over net assets acquired of $979,000 is reflected on the Company's consolidated balance sheet as goodwill and is being amortized on a straight-line basis over a period of 15 years.

NOTE 6 -- SECURED LINE OF CREDIT

In April 1999, the Company established a $20.0 million secured line of credit bearing interest at The Wall Street Journal prime rate. The facility has a two-year term with annual one-year extension options, and an 11-month non-renewal notice requirement. The line of credit is secured by the Company's long-term first mortgages and senior loan participations, and one short-term bridge loan. As of December 31, 2000 and 1999, $20.0 million and $14.0 million, respectively, was outstanding on the line of credit at 9.5% and 8.5%, respectively, interest due monthly.

NOTE 7 -- SHAREHOLDERS' EQUITY

The Company filed a registration statement with respect to the public offering and sale of 2,833,334 common shares that became effective January 8, 1998. The public offering closed on January 14, 1998. In conjunction with the public offering, Resource America, Inc. ("RAI") purchased 500,000 common shares, as sponsor of the Company, at a price of $13.95, which was the offering price net of underwriting discounts. The initial public offering price of the common shares was $15.00. The net proceeds received by the Company in connection with the public offering were approximately $44.4 million. Total offering costs approximated $5.3 million, including underwriting discounts.

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

NOTE 8 -- 401(K) PROFIT SHARING PLAN

The Company has a 401(k) savings plan covering substantially all employees. Under the plan, the Company matches 75% of employee contributions for all participants. Contributions made by the Company were approximately $30,000 for the year ended December 31, 2000 and $9,000 for both years ended December 31, 1999 and 1998.

NOTE 9 -- EARNINGS PER SHARE

The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                                                                   Year ended December 31, 2000
                                                                     ------------------------------------------------------
                                                                        Income                 Shares            Per share
                                                                     (numerator)           (denominator)           amount
                                                                     -----------           -------------         ---------
Basic earnings per share
      Net income available to common shareholders......              $12,054,725               6,251,828          $  1.93
Effect of dilutive securities
Options................................................                      ---                  14,094            (0.01)
                                                                     -----------               ---------          -------
Net income available to common shareholders
      plus assumed conversions.........................              $12,054,725               6,265,922          $  1.92
                                                                     ===========               =========          =======

Options to purchase 396,500 shares at $15.00 per share and warrants to purchase 141,667 shares at $15.00 per share were outstanding during 2000. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                                                        Year ended December 31, 1999
                                                                           ------------------------------------------------------
                                                                             Income                   Shares            Per share
                                                                           (numerator)            (denominator)           amount
                                                                           -----------            -------------         ---------
Basic earnings per share
      Net income available to common shareholders                          $12,961,750               6,168,248           $ 2.10
Effect of dilutive securities
Options..............................................                              ---                  24,408            (0.01)
                                                                           -----------               ---------           ------
Net income available to common shareholders
      plus assumed conversions.......................                      $12,961,750               6,192,656           $ 2.09
                                                                           ===========               =========           ======

Options to purchase 387,500 shares at $15.00 per share and warrants to purchase 141,667 shares at $15.00 per share were outstanding during 1999. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                                                        Year ended December 31, 1998
                                                                          -----------------------------------------------------
                                                                            Income                   Shares          Per share
                                                                          (numerator)             (denominator)        amount
                                                                          -----------             -------------      ---------
Basic earnings per share
      Net income available to common shareholders........                 $8,473,806                4,655,633          $ 1.82
Effect of dilutive securities
Options..................................................                        ---                   29,208           (0.01)
Warrants.................................................                        ---                    1,403             ---
                                                                          ----------                ---------           -----
Net income available to common shareholders
      plus assumed conversions...........................                 $8,473,806                4,686,244          $ 1.81
                                                                          ==========                =========          ======

NOTE 10 -- OPTION PLAN

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

On October 9, 1998, the Company granted to certain of its officers options to acquire an aggregate of 62,500 common shares at an exercise price of $9.00 per share. The options are not exercisable immediately; rather, 25% of each option becomes exercisable on each October 9 during the period 1999 through 2002. The options will terminate on October 9, 2008.

On November 9, 1999, the Company granted to its officers and trustees options to acquire an aggregate of 180,000 common shares at an exercise price of $10.75 per share. The options are not exercisable immediately; rather 50% of each option becomes exercisable on each November 9 of 2000 and 2001. The options will terminate on November 9, 2009.

On November 1, 2000, the Company granted to certain officers options to acquire an aggregate of 85,000 common shares at an exercise price of $11.65 per share. The vesting of these options is: 30,000 options were exercisable immediately, 27,500 will become exercisable at the end of 2001 and 27,500 will become exercisable at the end of 2002. The options will terminate on January 14, 2008.

Had compensation cost for the Option Plan been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

                                                                    2000                 1999              1998
                                                                    ----                 ----              ----
         Net income                           As reported       $12,055,000          $12,962,000        $8,474,000
                                              Pro forma          11,097,000           12,457,000         8,048,000
         Net income per common share---       As reported              1.93                 2.10              1.82
              basic                           Pro forma                1.79                 2.02              1.73
         Net income per common share---       As reported              1.92                 2.09              1.81
              diluted                         Pro forma                1.78                 2.01              1.73

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 14.9%, 14.7% and 11.5%; expected volatility of 30%, 19% and 55%; risk-free interest rate of 5.80%, 6.09% and 5.29%; and expected lives of five years.

                                                        2000                             1999                        1998
                                               ------------------------         ----------------------    -----------------------
                                                               Weighted                       Weighted                   Weighted
                                                                average                       average                    average
                                                               exercise                       exercise                   exercise
                                               Shares            price           Shares         price      Shares         price
                                               ------          --------          ------       --------     ------        --------
Outstanding, January 1,.....................   630,000          $13.19          450,000        $14.17         ---

Granted....................................     85,000           11.65          180,000         10.75     450,000         $14.17
Exercised...................................   (52,175)          10.34             ---                       ---
Terminated..................................   (76,000)          15.00             ---                       ---
                                              --------          ------          -------        ------     -------         ------
Outstanding, December 31....................   586,825           12.99          630,000         13.19     450,000          14.17
                                              ========          ======          =======        ======     =======         ======
Options exercisable at
     December 31,...........................   281,663                          112,500                       ---
                                              ========                          =======                   =======
Weighted average fair value of
     options granted during year............                    $ 4.34                         $ 3.37                     $ 4.14
                                                                ======                         ======                     ======

                         Options  Outstanding                                          Options Exercisable
---------------------------------------------------------------------------  ---------------------------------------
                       Number           Weighted average        Weighted          Number
   Range of        outstanding at           remaining           average        outstanding at       Weighted average
exercise prices   December 31, 2000     contractual life     exercise price   December 31, 2000      exercise price
---------------   -----------------     ----------------     --------------   -----------------     -----------------
  $9.00-11.65          275,325             8.87 years            $10.71            125,163                $10.81
       $15.00          311,500             7.04 years            $15.00            156,500                $15.00
                       -------                                                     -------
                       586,825                                                     281,663
                       =======                                                     =======

NOTE 11 -- COMMITMENTS

Lease Obligations

In October 2000, the Company began sub-leasing office space under an anticipated operating lease with The Bancorp.com, Inc., whose Chief Executive Officer is, and whose Chairman is the son of, the Chairman and Chief Executive Officer of the Company, at an annual rental based upon the amount of square footage the Company occupies plus an allocation of common area expenses. The annual minimum rent is estimated to be as follows:

                  2001                      $  151,359
                  2002                         154,697
                  2003                         158,035
                  2004                         161,374
                  2005                         164,713
                  Thereafter                   792,403
                                            ----------
                     Total                  $1,582,581
                                            ==========

The lease expires in August 2010 with two five-year renewal options.

The Company terminated its sub-lease of office space with Hudson United Bancorp in September 2000. Rental expense was $82,000 for the year ended December 31, 2000, and $24,000 for both years ended December 31, 1999 and 1998.

In March 2000, the Company began sub-leasing suburban office space at an annual rental of $10,000. The sublease expires February 28, 2001 and contains automatic one-year renewal options.

Employment Agreements

The Company has entered into automatically renewing, one-year employment agreements with its Chairman and Chief Executive Officer. In the event of termination other than for cause, the contracted employee will receive a lump sum benefit equal to "average compensation," which is defined as the average compensation in the three most highly compensated years during the previous five years. In addition, upon termination, all options to acquire common shares vest on the later of the effective date of termination or six months after the options were granted.

Indemnification

The Company has indemnified the senior lender in three loans underlying the Company's wraparound loans from and against those items for which the senior lender customarily has recourse against the owner of the property, limited to fraud, misappropriation of rents, environmental obligations and other similar matters. The Company received substantially all of the proceeds from these loans.

NOTE 12 -- TRANSACTIONS WITH AFFILIATES


The Chairman and Chief Executive Officer of the Company is the spouse of the Chairman, Chief Executive Officer and President of RAI and a parent of a director of RAI. A trustee of the Company is her son, who is also a director and Senior Vice President of RAI. The Company's President and Chief Executive officer is a director of RAI.


During 2000 the Company engaged in the following transactions with RAI:

In May 2000, the Company purchased an interest held by RAI that is junior to one of the Company's existing loans for $1.8 million (face value plus accrued interest).

In June 2000, the Company received a payment of $300,000 for the termination of the Company's appreciation interest in one of the Initial Investments (as defined below).

In September 2000, the Company and RAI executed an agreement of purchase and sale relating to two subordinate loans held by RAI in the original principal amounts of $18.3 million and $4.9 million. The purchase price for the loans is $20,000,000 plus an amount equal to the amortization on the senior financing on the property from September 30, 2000 until the closing of the transaction. In January 2001, the purchase agreement was amended to provide an interest abatement period on the $18.3 million loan, which bears interest at 12%, from October 1, 2000 to March 31, 2001 (the anticipated closing date). As a result of this transaction, management does not believe that any additional interest will be paid under this loan. On March 30, 2001, the Company completed this transaction.

During 1999 the Company engaged in the following transactions with RAI:

The Company and RAI jointly acquired a loan at a purchase price of $14.6 million, $10.0 million (balance of $8.4 million and 10.0 million at December 31, 2000 and 1999, respectively) of which was contributed by the Company. The Company's interest is subordinate to the $64.5 million at December 31, 2000 ($58.6 million at December 31, 1999) interest of an unaffiliated party, but senior to RAI's interest.

The Company repurchased a $4.0 million junior lien interest from RAI for $4,135,000. This loan was converted to a property interest as of December 31, 1999.

The Company sold a $2.5 million first mortgage to RAI and recognized a gain on sale of $131,000.

The Company purchased from RAI two loans totaling $44.4 million (balance of $44.0 million at December 31, 1999), which included a $34.5 million (balance of $34.5 million at December 31,1999) senior lien interest of an unaffiliated party. Both loans were repaid in full by the borrower in February 2000.

During 1998, the Company engaged in the following transactions with RAI:

In connection with the Company's initial public offering, RAI acquired 15% of the Company's outstanding common shares and advanced approximately $1.6 million to the Company for organization, start-up and offering expenses. Simultaneously with the closing of the public offering, the Company purchased certain investments (the "Initial Investments") from RAI as described below. The Company anticipates that it will purchase additional investments from RAI subject to a maximum limit of 30% of the Company's investments, excluding the Initial Investments. The Company may also from time to time retain RAI to perform due diligence investigations on properties underlying proposed investments (except investments acquired from RAI).

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

The Company purchased senior lien interests in three loans from RAI at an aggregate purchase price of $18.0 million (balance of $7.4 million and $7.7 million at December 31, 2000 and 1999, respectively).

The Company and RAI jointly acquired a loan at a purchase price of $85.5 million, $10.0 million (balance of $10.8 million and $10.5 million as of December 31, 2000 and 1999, respectively) of which was contributed by the Company. The Company's interest is subordinate to the $69.5 million ($67.7 million and $68.5 million as of December 31, 2000 and 1999, respectively) interest of an unaffiliated party, but senior to RAI's interest.

The Company and RAI jointly originated a loan in the amount of $17.3 million, $4.0 million of which was contributed by the Company. The Company's interest is senior to RAI's interest and subordinate to the $12.2 million (balance of $11.8 million and $12.0 million as of December 31, 2000 and 1999, respectively) interest of an unaffiliated party.

The Company purchased an 89% interest in a limited partnership, which owns a property in Philadelphia, PA, for $750,000. The property was subject to a loan payable to RAI, existing at the time of the Company's acquisition of its interest, of approximately $65.0 million. The loan bore interest at 10%. The limited partnership obtained senior financing from an unaffiliated party in the original principal amount of $44.0 million ($43.0 million and $43.4 million at December 31, 2000 and 1999, respectively) to reduce the loan to approximately $22.9 million and to restructure it into two loans, one with an original principal balance of $18.4 million ($20.2 million and $19.5 million, including accrued and deferred interest, at December 31, 2000 and 1999, respectively) and the other with an original principal balance of $4.5 million ($5.0 million and $4.9 million at December 31, 2000 and 1999, respectively), both of which are subordinate to the senior financing.

The Company purchased a $5.8 million lien interest from RAI, which included a $1.8 million senior lien interest of an unaffiliated party. These interests were repaid in 1999.

The Company sold a $4.0 million junior lien interest to RAI and recognized a gain on sale of $940,000.

The Company anticipates that it will purchase and sell additional loans and lien interests in loans to and from RAI, and participate with it in other transactions.

Transactions with Other Affiliates:

Brandywine Construction & Management, Inc., an affiliate of RAI, provided real estate management services to two properties owned by the Company and 13 properties underlying the Company's loans at December 31, 2000 (two properties and 12 properties underlying the Company's loans at December 31, 1999). Management fees in the amount of $471,000 and $422,000 were paid to Brandywine for the years ended December 31, 2000 and 1999, respectively, relating to the properties owned by the Company.

The Company placed a portion of its temporary excess cash and restricted cash in short-term money market instruments with The Bancorp.com, Inc., whose Chief Executive Officer is, and whose Chairman is the son of, the Chairman and Chief Executive Officer of the Company. As of December 31, 2000, the Company had $5.5 million on deposit, of which approximately $5.4 is over the FDIC insurance limit.

The Company placed a portion of its temporary excess cash in short-term money market instruments with Hudson United Bancorp, as successor in interest to JeffBanks, Inc. The Chairman and Chief Executive Officer of the Company was a director of Hudson United Bancorp until July 2000 and the Chairman of the Jefferson Bank Division of Hudson United Bank (Hudson United Bancorp's banking subsidiary) until March 2000. As of December 31, 2000, the Company had $1.7 million ($10.4 million at December 31, 1999) in deposits at Hudson United Bancorp, of which approximately $1.6 million ($10.3 million at December 31, 1999) is over the FDIC insurance limit.

In 1999, the Company originated a loan in the amount of $950,000 to a partnership in which the son of the Chairman and Chief Executive Officer of the Company, who is also the Chairman of Bancorp.com and a director of RAI, is a partner. The loan yields 15.0% and is secured by the partnership interests in the partnership that owns the underlying properties.


One of the Company's officers has an indirect 36% interest in a borrower to which the Company made a $2.6 million loan in July 1999. The loan was made more than a year before the officer was appointed and was not made in anticipation of the appointment. The loan became due on January 13, 2001. The Company extended the due date for 90 days upon payment of a 0.75% extension fee.


NOTE 13 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. As of December 31, 2000, the Company did not have such commitments.

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book values at December 31, 2000 and 1999 are outlined below.

For cash and cash equivalents, the recorded book value of $7.4 million and $11.3 million as of December 31, 2000 and 1999, respectively, approximated fair value. The book value of restricted cash of $ 7.2 million and $5.3 million approximated fair value at December 31, 2000 and 1999, respectively. The recorded book value of the secured line of credit totaling $20.0 million and $14.0 million at December 31, 2000 and 1999, respectively, approximated its fair value.

The net loan portfolio, senior indebtedness secured by real estate underlying the Company's wraparound loans, and long term debt secured by real estate owned at December 31, 2000 and 1999 have been valued using a present value of expected future cash flows. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

The following tables describe the carrying amounts and fair value estimates of the Company's investments in real estate loans and long-term debt underlying the Company's wraparound loans and property interests:

                                                                             At December 31, 2000
                                                                            ---------------------
                                                                Carrying              Estimated         Discount
                                                                 Amount              Fair Value           Rate
                                                                --------             ----------         --------
First mortgages and senior loan participations............     $10,753,000         $ 11,705,000            8.5%
Mezzanine (including wraparound) loans....................      94,430,000          113,810,000           11.5
Bridge loans .............................................      35,718,000           36,583,000           10.5
Senior indebtedness secured by real estate
  underlying the Company's wraparound loans.................    54,286,000           53,927,000            8.0
Long-term debt secured by real estate owned...............      94,148,000           93,524,000            8.6

                                                                                At December 31, 1999
                                                                                --------------------
                                                                Carrying              Estimated          Discount
                                                                 Amount              Fair Value            Rate
                                                                --------             ----------          --------
First mortgages and senior loan participations............    $ 11,031,000          $ 12,128,000            9.0%
Mezzanine (including wraparound) loans....................     115,763,000           137,153,000           11.5
Bridge loans..............................................      33,860,000            36,233,000           11.0
Senior indebtedness secured by real estate underlying
       the Company's wraparound loans.....................      78,479,000            72,422,000            8.4
Long-term debt secured by real estate owned...............      82,685,000            74,254,000            9.3

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

                                                                            For the three months ended
                                                 -----------------------------------------------------------------------------
                                                 December 31,         September 30,           June 30,               March 31,
                                                 -----------          -------------           --------               ---------
2000
----
Mortgage interest
   income                                        $4,698,617            $4,868,917            $4,046,307             $4,660,726
Rental income                                     4,793,575             4,725,219             4,936,921              3,850,010
Other income                                        628,841               296,490               728,936                314,172
Interest expense                                  3,275,036             3,488,359             3,212,113              2,802,296
Property operating
   expenses                                       2,133,274             2,229,926             2,284,384              1,959,586
Other operating
   expenses                                       1,692,219             1,191,527             1,173,916                976,411
                                                 ----------            ----------            ----------                -------
Net income before
   minority interest                             $3,020,504            $2,980,814            $3,041,751             $3,086,615
Minority interest                                   (38,977)                9,340               (26,773)               (18,549)
                                                 ----------            ----------            ----------             ----------
Net income                                       $2,981,527            $2,990,154            $3,014,978             $3,068,066
                                                 ==========            ==========            ==========             ==========
Per share data
Net income per common
   share-basic                                   $     0.47            $     0.48            $     0.48             $     0.49
                                                 ==========            ==========            ==========             ==========
Net income per common
   share-diluted                                 $     0.47            $     0.47            $     0.48             $     0.49
                                                 ==========            ==========            ==========             ==========

                                                                            For the three months ended
                                                 -----------------------------------------------------------------------------
                                                 December 31,         September 30,           June 30,               March 31,
                                                 -----------          -------------           --------               ---------
1999
----
Mortgage interest
   income                                        $4,954,974            $5,328,173            $5,173,243             $4,554,817
Rental income                                     3,574,267             3,174,264             2,932,094              2,705,626
Other income                                      1,093,147               100,615               195,589                335,354
Interest expense                                  2,793,567             2,791,536             2,894,959              2,624,885
Property operating
   expenses                                       1,874,737             1,741,340             1,516,918              1,211,478
Other operating
   expenses                                       1,160,956               726,020             1,004,879                836,899
                                                 ----------            ----------            ----------             ----------
Net income before
   minority interest                              3,793,128             3,344,156             2,884,170              2,922,535
Minority interest                                       ---                   ---                   ---                 17,761
                                                 ----------            ----------            ----------             ----------
Net income                                       $3,793,128            $3,344,156            $2,884,170             $2,940,296
                                                 ==========            ==========            ==========             ==========
Per share data
Net income per common
   share-basic                                   $     0.61            $     0.54            $     0.47             $     0.48
                                                 ==========            ==========            ==========             ==========
Net income per common
   share-diluted                                 $     0.61            $     0.54            $     0.47             $     0.48
                                                 ==========            ==========            ==========             ==========

NOTE 16 -- SUBSEQUENT EVENTS

(a) Public Offering

On March 28, 2001, the Company completed the sale of 2,800,000 common shares. The offering price of the common shares was $13.75. RAI purchased 370,000 common shares at a price of $13.22, which was the offering price net of selling concession of $0.53 per share. Net proceeds received by the Company after underwriting discounts and offering expenses were approximately $35.6 million.

(b) Transaction with Affiliates

In September 2000, the Company and RAI executed an agreement of purchase and sale relating to two subordinate loans held by RAI in the original principal amounts of $18.3 million and $4.9 million. The purchase price for the loans is $20,000,000 plus an amount equal to the amortization on the senior financing on the property from September 30, 2000 until the closing of the transaction. In January 2001, the purchase agreement was amended to provide an interest abatement period on the $18.3 million loan, which bears interest at 12%, from October 1, 2000 to March 31, 2001 (the anticipated closing date). As a result of this transaction, management does not believe that any additional interest will be paid under this loan. On March 30, 2001, the Company completed this transaction.

                                   SCHEDULE IV

                              RAIT Investment Trust
                                And Subsidiaries
                          Mortgage Loans on Real Estate
                                December 31, 2000

                                                Periodic Payment                      Face Amount of Book Value of
Loan Type/Property Type         Maturity Date         Terms          Prior Liens        Loans               Loans
-----------------------         -------------         -----          ------------      --------            --------
Long term first mortgages and
senior loan participations
                                               12 yr amortization,
Multifamily                     31-Aug-05      $3,499,310 balloon   $         --     $  5,395,571        $  5,395,517

All other                   11/30/01-7/14/09                                  --        8,321,504           5,357,606
                                                                    ------------     ------------        ------------
Total long term first
mortgages and senior loan
participations                                                      $         --     $ 13,717,075        $ 10,753,177

Mezzanine
(including wraparound) loans
Commercial                      n/a            interest only        $ 67,660,257     $ 12,846,309        $ 12,846,309

Commercial                      n/a            interest only          64,676,659        8,360,445           8,360,445

Multifamily                     31-Jul-08      interest only          11,833,389       17,450,000          17,450,000

Multifamily                     31-Oct-08      interest only           4,201,677        5,675,000           5,675,000

Commercial                      30-Nov-08      interest only           9,754,779       12,713,218          12,713,218

Multifamily                     08-Sep-07      interest only          11,731,250       18,725,644          18,725,644

All other                       2/1/02-1/31/09                        16,727,000       20,831,793          18,658,941
                                                                    ------------     ------------        ------------
Total mezzanine
(including wraparound) loans                                        $186,585,011     $ 96,602,409        $ 94,429,557
                                                                    ------------     ------------        ------------

Bridge Loans
Commercial                      11-Jul-01      interest only        $  9,000,000     $ 14,000,000        $ 14,000,000

Commercial                      13-Apr-01      interest only          24,000,000       12,200,000          12,200,000

Multi-family                    29-Jun-01      interest only           3,000,000        6,000,000           6,000,000

All other                     4/13/01-7/4/01                           7,162,195        3,518,449           3,518,449
                                                                    ------------     ------------        ------------
Total Bridge Loans                                                  $ 50,324,390     $ 35,718,449        $ 35,718,449
                                                                    ------------     ------------        ------------
Grand Total                                                         $236,909,401     $146,037,932        $140,901,183
                                                                    ============     ============        ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Trustees and Executive Officers of the Registrant.

         The information required by this item will be set forth in Company's definitive proxy statement with respect to its 2001 annual meeting of shareholders, to be filed on or before April 30, 2001 (the "Proxy Statement"), and is incorporated herein by reference.

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

         (1) Financial Statements

         Consolidated Balance Sheets at December 31, 2000 and 1999

         Consolidated Statements of Income for the three years ended December 31, 2000

         Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2000

         Consolidated Statements of Cash Flows for the three years ended December 31, 2000

         Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules

         Schedule IV - Mortgage Loans on Real Estate

         All other schedules are not applicable or are omitted since either (i) the required information is not material or (ii) the information required is included in the consolidated financial statements and notes thereto.

     (3) Exhibits

     3.1       Amended and Restated Declaration of Trust(1)

     3.1.1     Articles of Amendment of Amended and Restated Declaration of
               Trust(2)

     3.1.2     Articles of Amendment of Amended and Restated Declaration of
               Trust(3)

     3.2       By-laws as amended(1)

     3.3       Articles of Incorporation of RAIT General, Inc.(1)

     3.4       By-laws of RAIT General, Inc.(1)

     3.5       Articles of Incorporation of RAIT Limited, Inc.(1)

     3.6       By-laws of RAIT Limited, Inc.(1)

     3.7       Certificate of Limited Partnership of RAIT Partnership, L.P.(1)

     3.8       Limited Partnership Agreement of RAIT Partnership, L.P.(1)

     4         Form of Certificate for Common Shares of the Company (3)

     10.1      Form of Indemnification Agreement (1)

     10.2      Form of Agreement between Company and Resource America, Inc. (1)

     10.3      Employment Agreement between Betsy Z. Cohen and Registrant (1)

     10.4      Revolving Credit Loan and Security Agreement(3)

     10.4.1    First Amendment to Revolving Credit Loan and Security
               Agreement(3)

     21        List of Subsidiaries

     23        Consent of Grant Thornton LLP

         (1) Filed previously as an Exhibit to the Company's Registration Statement on Form S-11 (Registration No. 333-35077)

         (2) Filed previously as an Exhibit to the Company's Registration Statement on Form S-11 (Registration No. 333-53067)

         (3) Filed previously as an Exhibit to the Company's Registration Statement on Form S-2 (Registration No. 333-55518)

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the fourth quarter of 2000.

         (c) Exhibits

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         March 30, 2001                    /s/ Scott F. Schaeffer
                                           ------------------------------
                                           Scott F. Schaeffer
                                           President and Chief Operating Officer


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


             Signature                                          Title                                    Date
             ---------                                          -----                                    ----
         /s/ Betsy Z. Cohen              Chairman, Chief Executive Officer and Trustee              March 30, 2001
         ------------------
           Betsy Z. Cohen

         /s/ Scott F. Schaeffer          President and Chief Operating Officer                      March 30, 2001
         ----------------------
           Scott F. Schaeffer

       /s/ Ellen J. DiStefano            Vice President and Chief Financial Officer                 March 30, 2001
       ----------------------
         Ellen J. DiStefano

       /s/ Jonathan Z. Cohen             Secretary and Trustee                                      March 30, 2001
       ---------------------
         Jonathan Z. Cohen

        /s/ Edward S. Brown              Trustee                                                    March 30, 2001
        -------------------
          Edward S. Brown

        /s/ Joel R. Mesznik              Trustee                                                    March 30, 2001
        -------------------
          Joel R. Mesznik

        /s/ Daniel Promislo              Trustee                                                    March 30, 2001
        -------------------
          Daniel Promislo

         /s/ S. Peter Albert             Trustee                                                    March 30, 2001
         ------------------
           S. Peter Albert