Form 10-K/A
period 2000-12-31
RAIT INVESTMENT TRUST
filed 2001-04-02
CIK 1045425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

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

- -----------------
(1) Calculated as outstanding loan balance divided by the appraised value of the underlying collateral based on appraisals we obtained when the loan was originated or purchased.
(2) All of our loans are at fixed rates.
(3) Five of these loans, in the aggregate amount of $8.8 million at December 31, 2000, are cash flow loans or participations in cash flow loans. A cash flow loan, although at a stated rate of interest, must pay interest to the extent of all cash flow from the property underlying the loan after property operating expenses. Our cash flow loans are loans in default under the original loan terms that we acquired at a discount and are subject to forbearance agreements.
(4) Five of these loans, in the aggregate amount of $5.4 million at December 31, 2000, including four cash flow loans, in the aggregate amount of $3.4 million at December 31, 2000, have appreciation interests.
(5) Includes $45.3 million of senior financing. Eleven of these loans, in the aggregate amount of $39.9 million at December 31, 2000, are with recourse only to the properties securing the loans. Five loans, in the aggregate amount of $29.9 million at December 31, 2000, are cash flow loans and are subject to forbearance agreements. Eight loans, in the aggregate amount of $66.5 million at December 31, 2000, including three cash flow loans, in the aggregate amount of $8.7 million at December 31, 2000, have appreciation interests.
(6) Includes $9.0 million of senior financing. One of these loans, in the aggregate amount of $14.0 million at December 31, 2000, have appreciation interests. One of these loans, in the aggregate amount of $12.2 million at December 31, 2000, is secured by guarantees from the principals of the borrower.

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

                                                                                                    Cash
                                                                                                distributions
                                                                                                    per
                                                                 High                Low           share
                                                                 ----                ---        -------------
Fiscal 2000
- -----------
Fourth quarter..........................................       $12.85              $11.25          $.51
Third quarter...........................................        12.88               10.44           .51
Second quarter..........................................        11.13                9.94           .51
First quarter...........................................        11.44               10.06           .51

Fiscal 1999
- -----------
Fourth quarter..........................................        11.13                9.94           .51
Third quarter...........................................        13.44               10.75           .51
Second quarter..........................................        12.88               10.00           .51
First quarter...........................................        13.13               10.00           .51

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

- ------------------
(1) Operations commenced on January 14, 1998.
(2) In accordance with guidelines of the National Association of Real Estate Investment Trusts, funds from operations ("FFO") is net income (including realized gains) adjusted by adding back real property depreciation and certain amortization expenses.

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


/s/ Grant Thornton LLP
- ----------------------

Philadelphia, Pennsylvania
January 24, 2001 (except for note 16(a) as to which the date is March 28, 2001 and note 16(b) as to which the date is March 30, 2001)

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
                                                   ============     ===========


- ----------------------
(1) Includes a 1.5 million investment, or 25% interest, in a limited liability company which owns an apartment building.


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
                                                                                            ===========         ===========

- --------------------------
(1) These loans from RAI all relate to a single investment in real estate.
(2) As an inducement to pay interest at 8.36% from April 11, 1998 onward, rather than 7.89%, the Company received a buy-up premium of $418,482 (balance of $329,123 at December 31, 2000) which is amortized over the term of the underlying debt.


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

                                                        2000                             1999                        1998
                                               ------------------------         ----------------------    -----------------------
                                                               Weighted                       Weighted                   Weighted
                                                                average                       average                    average
                                                               exercise                       exercise                   exercise
                                               Shares            price           Shares         price      Shares         price
                                               ------          --------          ------       --------     ------        --------
Outstanding, January 1,.....................   630,000          $13.19          450,000        $14.17         ---

Granted....................................     85,000           11.65          180,000         10.75     450,000         $14.17
Exercised...................................   (52,175)          10.34             ---                       ---
Terminated..................................   (76,000)          15.00             ---                       ---
                                              --------          ------          -------        ------     -------         ------
Outstanding, December 31....................   586,825           12.99          630,000         13.19     450,000          14.17
                                              ========          ======          =======        ======     =======         ======
Options exercisable at
     December 31,...........................   281,663                          112,500                       ---
                                              ========                          =======                   =======
Weighted average fair value of
     options granted during year............                    $ 4.34                         $ 3.37                     $ 4.14
                                                                ======                         ======                     ======

                         Options  Outstanding                                          Options Exercisable
- ---------------------------------------------------------------------------  ---------------------------------------
                       Number           Weighted average        Weighted          Number
   Range of        outstanding at           remaining           average        outstanding at       Weighted average
exercise prices   December 31, 2000     contractual life     exercise price   December 31, 2000      exercise price
- ---------------   -----------------     ----------------     --------------   -----------------     -----------------
  $9.00-11.65          275,325             8.87 years            $10.71            125,163                $10.81
       $15.00          311,500             7.04 years            $15.00            156,500                $15.00
                       -------                                                     -------
                       586,825                                                     281,663
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

                                                                            For the three months ended
                                                 -----------------------------------------------------------------------------
                                                 December 31,         September 30,           June 30,               March 31,
                                                 -----------          -------------           --------               ---------
2000
- ----
Mortgage interest
   income                                        $4,698,617            $4,868,917            $4,046,307             $4,660,726
Rental income                                     4,793,575             4,725,219             4,936,921              3,850,010
Other income                                        628,841               296,490               728,936                314,172
Interest expense                                  3,275,036             3,488,359             3,212,113              2,802,296
Property operating
   expenses                                       2,133,274             2,229,926             2,284,384              1,959,586
Other operating
   expenses                                       1,692,219             1,191,527             1,173,916                976,411
                                                 ----------            ----------            ----------                -------
Net income before
   minority interest                             $3,020,504            $2,980,814            $3,041,751             $3,086,615
Minority interest                                   (38,977)                9,340               (26,773)               (18,549)
                                                 ----------            ----------            ----------             ----------
Net income                                       $2,981,527            $2,990,154            $3,014,978             $3,068,066
                                                 ==========            ==========            ==========             ==========
Per share data
Net income per common
   share-basic                                   $     0.47            $     0.48            $     0.48             $     0.49
                                                 ==========            ==========            ==========             ==========
Net income per common
   share-diluted                                 $     0.47            $     0.47            $     0.48             $     0.49
                                                 ==========            ==========            ==========             ==========

                                                                            For the three months ended
                                                 -----------------------------------------------------------------------------
                                                 December 31,         September 30,           June 30,               March 31,
                                                 -----------          -------------           --------               ---------
1999
- ----
Mortgage interest
   income                                        $4,954,974            $5,328,173            $5,173,243             $4,554,817
Rental income                                     3,574,267             3,174,264             2,932,094              2,705,626
Other income                                      1,093,147               100,615               195,589                335,354
Interest expense                                  2,793,567             2,791,536             2,894,959              2,624,885
Property operating
   expenses                                       1,874,737             1,741,340             1,516,918              1,211,478
Other operating
   expenses                                       1,160,956               726,020             1,004,879                836,899
                                                 ----------            ----------            ----------             ----------
Net income before
   minority interest                              3,793,128             3,344,156             2,884,170              2,922,535
Minority interest                                       ---                   ---                   ---                 17,761
                                                 ----------            ----------            ----------             ----------
Net income                                       $3,793,128            $3,344,156            $2,884,170             $2,940,296
                                                 ==========            ==========            ==========             ==========
Per share data
Net income per common
   share-basic                                   $     0.61            $     0.54            $     0.47             $     0.48
                                                 ==========            ==========            ==========             ==========
Net income per common
   share-diluted                                 $     0.61            $     0.54            $     0.47             $     0.48
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

                                   SCHEDULE IV

                              RAIT Investment Trust
                                And Subsidiaries
                          Mortgage Loans on Real Estate
                                December 31, 2000

                                                Periodic Payment                      Face Amount of Book Value of
Loan Type/Property Type         Maturity Date         Terms          Prior Liens        Loans               Loans
- -----------------------         -------------         -----          ------------      --------            --------
Long term first mortgages and
senior loan participations
                                               12 yr amortization,
Multifamily                     31-Aug-05      $3,499,310 balloon   $         --     $  5,395,571        $  5,395,517

All other                   11/30/01-7/14/09                                  --        8,321,504           5,357,606
                                                                    ------------     ------------        ------------
Total long term first
mortgages and senior loan
participations                                                      $         --     $ 13,717,075        $ 10,753,177

Mezzanine
(including wraparound) loans
Commercial                      n/a            interest only        $ 67,660,257     $ 12,846,309        $ 12,846,309

Commercial                      n/a            interest only          64,676,659        8,360,445           8,360,445

Multifamily                     31-Jul-08      interest only          11,833,389       17,450,000          17,450,000

Multifamily                     31-Oct-08      interest only           4,201,677        5,675,000           5,675,000

Commercial                      30-Nov-08      interest only           9,754,779       12,713,218          12,713,218

Multifamily                     08-Sep-07      interest only          11,731,250       18,725,644          18,725,644

All other                       2/1/02-1/31/09                        16,727,000       20,831,793          18,658,941
                                                                    ------------     ------------        ------------
Total mezzanine
(including wraparound) loans                                        $186,585,011     $ 96,602,409        $ 94,429,557
                                                                    ------------     ------------        ------------

Bridge Loans
Commercial                      11-Jul-01      interest only        $  9,000,000     $ 14,000,000        $ 14,000,000

Commercial                      13-Apr-01      interest only          24,000,000       12,200,000          12,200,000

Multi-family                    29-Jun-01      interest only           3,000,000        6,000,000           6,000,000

All other                     4/13/01-7/4/01                           7,162,195        3,518,449           3,518,449
                                                                    ------------     ------------        ------------
Total Bridge Loans                                                  $ 50,324,390     $ 35,718,449        $ 35,718,449
                                                                    ------------     ------------        ------------
Grand Total                                                         $236,909,401     $146,037,932        $140,901,183
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