Form 10-Q
period 2001-03-31
RAIT INVESTMENT TRUST
filed 2001-05-15
CIK 1045425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the quarterly period ended        March 31, 2001
                              --------------------------------------------------

                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the transition period from                    to
                              -------------------    ------------------

Commission file number                          1-14760
                      ----------------------------------------------------------

                              RAIT INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                MARYLAND                                   23-2919819
 -------------------------------------------      ------------------------------
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                      Identification No.)

             1818 MARKET STREET, 28TH FLOOR, PHILADELPHIA, PA 19103
--------------------------------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

                                 (215) 861-7900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
   --------      --------

         As of May 1, 2001, 9,110,701 common shares of beneficial interest, par value $0.01 per share, were outstanding.

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                            Index to Quarterly Report
                                  on Form 10-Q

PART I FINANCIAL INFORMATION                                                Page
                                                                            ----

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2001 (unaudited)
and December 31, 2000                                                          3

Consolidated Statements of Income (unaudited) for the three
months ended March 31, 2001 and 2000                                           4

Consolidated Statements of Cash Flows (unaudited) for the
three months ended March 31, 2001and 2000                                      5

Notes to Consolidated Financial Statements-March 31, 2001 (unaudited)          6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15

PART II. OTHER INFORMATION

Item 5.  Other Information                                                    16

Item 6.  Exhibits                                                             16


              The accompanying notes are an integral part of these
                        consolidated financial statements

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                                          March 31, 2001
                                                                           (unaudited)            December 31, 2000
                                                                           ---------             -----------------
ASSETS
     Cash and cash equivalents                                             $ 18,426,377              $  7,407,988
     Restricted cash                                                          6,293,504                 7,954,688
     Tenant escrows                                                             222,371                   222,371
     Accrued interest receivable                                              2,622,493                 3,011,496
     Investments in real estate loans, net                                  136,892,140               140,724,787
     Investments in real estate, net                                        105,774,130               107,907,967
     Furniture, fixtures and equipment, net                                      54,220                    49,007
     Prepaid expenses and other assets                                        3,390,007                 1,862,482
     Goodwill, net                                                              936,126                   979,667
                                                                           ------------              ------------
        Total assets                                                       $274,611,368              $270,120,453
                                                                           ============              ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Accounts payable and accrued liabilities                                $   678,941               $   686,760
    Accrued interest payable                                                    742,425                 1,663,631
    Deferred interest payable                                                         -                   880,347
    Tenant security deposits                                                    495,321                   493,096
    Borrowers' escrows                                                        7,451,234                 8,093,099
    Dividends payable                                                         3,281,326                         -
    Deferred income                                                             402,640                   492,588
    Senior indebtedness secured by real estate
       underlying the Company's wraparound loans                             59,455,361                54,286,388
    Long-term debt secured by real estate owned                              72,686,445                94,147,937
    Secured line of credit                                                            -                20,000,000
                                                                           ------------              ------------
        Total liabilities                                                   145,193,693               180,743,846

Minority interest                                                             2,701,729                 2,701,493

Shareholders' equity:
    Preferred Shares, $.01 par value; 25,000,000
      authorized shares                                                               -                         -
    Common Shares, $.01 par value; 200,000,000
      authorized shares; issued and outstanding
      9,110,242 shares and 6,310,242 shares,
      respectively                                                               91,102                    63,102
    Additional paid-in-capital                                              122,907,601                87,316,637
    Retained earnings/(accumulated deficit)                                   3,717,243                 (704,625)
                                                                           ------------              ------------
        Total shareholders' equity                                          126,715,946                86,675,114
                                                                           ------------              ------------
Total liabilities and shareholders' equity                                 $274,611,368              $270,120,453
                                                                           ============              ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                    For the three months ended
                                                                                             March 31,
                                                                                       2001              2000
                                                                                       ----              ----
REVENUES
Mortgage interest income                                                           $ 4,843,825        $ 4,660,726
Rental income                                                                        4,782,392          3,850,010
Fee income and other                                                                   677,700            141,983
Investment income                                                                       75,321            172,189
                                                                                   -----------        -----------
    Total revenues                                                                  10,379,238          8,824,908

COSTS AND EXPENSES
Interest                                                                             3,150,075          2,802,296
Property operating expenses                                                          2,323,676          1,959,586
Salaries and related benefits                                                          671,872            248,494
General and administrative                                                             323,389            101,615
Depreciation and amortization                                                          840,250            626,301
                                                                                   -----------        -----------
    Total costs and expenses                                                         7,309,262          5,738,293
                                                                                   -----------        -----------

Net income before minority interest and extraordinary gain                         $ 3,069,976        $ 3,086,615

Minority interest                                                                        (236)                  -
Extraordinary gain--consolidated extinguishment of
    indebtedness underlying investment in real estate                                4,633,454                  -
                                                                                   -----------        -----------

Net Income                                                                         $ 7,703,194        $ 3,086,615
                                                                                   ===========        ===========

Net income per common share before minority interest
    and extraordinary gain                                                         $       .48        $       .50
Extraordinary gain                                                                         .72                  -
                                                                                   -----------        -----------
Net income per common share-basic                                                  $      1.20        $       .50
                                                                                   ===========        ===========

Weighted average common shares outstanding-basic                                     6,403,575          6,199,127
                                                                                   ===========        ===========

Net income per common share before minority interest
    and extraordinary gain                                                         $       .48        $       .50
Extraordinary gain                                                                         .71                  -
                                                                                   -----------        -----------
  Net income per common share-diluted                                              $      1.19        $       .50
                                                                                   ===========        ===========

Weighted average common shares outstanding-diluted                                   6,462,147          6,199,127
                                                                                   ===========        ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   For the three months ended March 31,
                                                                                        2001                   2000
                                                                                        ----                   ----
Cash flows from operating activities
    Net Income                                                                       $  7,703,194          $  3,086,615
      Adjustments to reconcile net income to net cash provided by operating activities
      Minority interest                                                                       236                     -
      Depreciation and amortization                                                       840,250               626,301
      Gain on consolidated extinguishment of indebtedness
           underlying investment in real estate                                        (4,633,454)                    -
      Decrease in security deposit escrows                                                      -                10,386
      Decrease (increase) in accrued interest receivable                                  389,003              (389,676)
      Increase in prepaid expenses and other assets                                    (1,550,091)           (1,815,020)
      (Decrease) increase in accounts payable and accrued liabilities                      (7,819)               87,977
      (Decrease) increase in accrued interest payable                                    (464,213)              281,667
      Decrease in deferred interest payable                                                     -              (146,938)
      Increase in tenant security deposits                                                  2,225               165,387
      Decrease in deferred income                                                         (89,948)             (602,161)
      Increase (decrease) in borrowers' escrows                                         1,019,319              (851,364)
                                                                                      -----------           -----------
         Net cash provided by operating activities                                      3,208,702               453,174
                                                                                      -----------           -----------

Cash flows from investing activities
      Purchase of furniture, fixtures and equipment                                        (8,113)               (7,688)
      Real estate loans originated                                                    (17,957,002)             (270,000)
      Principal repayments of loans                                                    21,873,899             9,800,911
      Purchase of real estate                                                             (10,007)           (5,646,876)
      Utilization of reserves held by mortgagee to pay taxes                            1,288,350             1,417,405
                                                                                      -----------           -----------
          Net cash provided by investing activities                                     5,187,128             5,293,752
                                                                                      -----------           -----------

Cash flows from financing activities
      Principal repayments on senior indebtedness                                        (631,027)              (96,880)
      Principal repayments on long-term debt                                             (191,943)             (155,940)
      Proceeds of senior indebtedness                                                   5,800,000                     -
      Proceeds of long-term debt                                                        2,275,000                     -
      Extinguishment of consolidated indebtedness
          underlying investment in real estate                                        (20,248,435)                    -
     Repayment of secured line of credit                                              (20,000,000)                    -
      Issuance of common shares, net                                                   35,618,964                     -
                                                                                      -----------           -----------
          Net cash provided by (used in) financing activities                           2,622,559              (252,820)
                                                                                      -----------           -----------

Net change in cash and cash equivalents                                                11,018,389             5,494,106
                                                                                      -----------           -----------

Cash and cash equivalents, beginning of period                                        $ 7,407,988           $11,323,301
                                                                                      -----------           -----------

Cash and cash equivalents, end of period                                              $18,426,377           $16,817,407
                                                                                      ===========           ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, these unaudited financial statements contain all disclosures, which are necessary to present fairly the Company's consolidated financial position at March 31, 2001, and the results of operations and the cash flows for the three months ended March 31, 2001 and 2000. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operation for the interim periods. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - RESTRICTED CASH AND BORROWERS' ESCROWS

         Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for the loans.

NOTE 3 - INVESTMENTS IN REAL ESTATE LOANS

         The Company's portfolio of investments in real estate loans consisted of the following at March 31, 2001:

      Long-term first mortgages and senior loan participations     $ 10,677,888
      Mezzanine (including wraparound) loans                         85,937,949
      Short-term bridge loans                                        40,468,449
      Loan costs                                                         34,011
      Less: Provision for loan losses                                  (226,157)
                                                                   ------------
           Investments in real estate loans                         136,892,140
      Less: Senior indebtedness secured by real estate
                underlying the Company's wraparound loans           (59,455,361)
                                                                   ------------
           Net Investments in real estate loans                    $ 77,436,781
                                                                   ============

         The following is a summary description of the Company's real estate loan portfolio:

                                                              Number of        Average             Yield               Range of
                       Type of Loan                             Loans       Loan-to-Value          Range              Maturities
                       ------------                           ----------    -------------          -----              ----------
Long-term first mortgages and senior loan participations           6              43%              11-16%           3/28/01-7/14/09
Mezzanine (including wraparound) loans                            15              81%              10-30%            2/1/02-1/31/09
Short term bridge loans                                            7              76%              14-35%(1)        5/16/01-1/23/02


(1) Includes loan fees charged.

         Approximately $68.4 million of the loans are secured by multi-family residential properties and $68.6 million of the loans are secured by commercial properties.

         As of March 31, 2001, nine of the Company's purchased loans were still subject to forbearance agreements or other contractual restructurings that existed at the time the Company acquired the loans. During the quarter ended March 31, 2001, all payments under the agreements were timely and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining eighteen loans in the Company's portfolio were performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of March 31, 2001.

         As of March 31, 2001, senior indebtedness secured by real estate underlying the Company's wraparound loans consisted of the following:


      Senior loan participation, secured by real estate,
      interest only at 9.5% due monthly, principal balance
      due October 1, 2003                                            $  550,000

      Senior loan participation, secured by real estate,
      interest only at 9.5% due monthly, principal balance
      due October 1, 2003                                               750,000

      Loan payable, secured by real estate, interest only
      at 9.5% due monthly, principal balance due July 14, 2009          500,000

      Loan payable, secured by real estate, monthly
      installments of $13,789, including interest at 7.08%,
      remaining principal due December 1, 2008                        1,872,246

      Loan payable, secured by real estate, monthly
      installments of $17,051, including interest at 6.83%,
      remaining principal due December 1, 2008                        2,364,633

      Loan payable, secured by real estate, monthly
      installments of $10,070, including interest at 6.83%,
      remaining principal due December 1, 2008                        1,505,186

      Loan payable, secured by real estate, monthly
      installments of $80,427, including interest at 6.95%,
      remaining principal due July 1, 2008                           11,797,508

      Loan payable, secured by real estate, monthly
      installments of $28,090, including interest at 6.82%,
      remaining principal due November 1, 2008                        4,188,982

      Loan payable, secured by real estate, monthly
      installments of $72,005, including interest at 7.55%,
      remaining principal due December 1 2008                         9,722,685

      Loan payable, secured by real estate, monthly
      installments of $88,575, including interest at 8.68%,
      remaining principal due November 1, 2008                       10,935,887

      Loan payable, secured by real estate, interest only
      at London Inter Bank Offer Rate ("LIBOR") plus
      200 basis points, with a ceiling of 10.00% and a
      floor of 8.60% (8.62% at September 30, 2000) due
      monthly, principal balance due September 30, 2002                 337,200

      Loan payable, secured by Company's interest in
      short-term bridge loan of $14,000,000, interest only
      at 9.50% due monthly, principal balance due July
      11, 2001                                                        9,000,000

      Loan payable, secured by Company's interest in
      mezzanine loan of $2,948,276, principal payments
      of $34,483 plus interest at 10.00% due monthly,
      remaining principal balance due November 1, 2001                1,931,034

      Loan payable, secured by Company's interest in
      short-term bridge loan of $5,300,000, interest
      only at 9.00% due monthly, principal balance due
      February 1, 2002                                                3,000,000

      Loan payable, secured by Company's interest in
      short-term bridge loan of $1,500,000 interest
      only at 11.00% due monthly, principal balance
      due June 30, 2001                                               1,000,000
                                                                    -----------

                                                                    $59,455,361
                                                                    ===========

         As of March 31, 2001 the senior indebtedness secured by real estate underlying the Company's wraparound loans maturing in the remainder of 2001, over the next four years, and the aggregate indebtedness maturing thereafter is as follows:

                             RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (Unaudited)


                     2001                  $ 14,085,349
                     2002                       989,745
                     2003                     2,334,282
                     2004                     1,082,294
                     2005                     1,065,090
                   Thereafter                39,898,601
                                           ------------
                                           $ 59,455,361
                                           ============

NOTE 4 - INVESTMENTS IN REAL ESTATE

         Investments in real estate are comprised of the following at March 31, 2001:

         Land                                                $ 12,162,187
         Office buildings and improvements                     64,783,998
         Apartment buildings                                   34,917,873
                                                             ------------
            Subtotal                                          111,864,058
         Less: Accumulated depreciation                        (6,089,928)
                                                             ------------
            Investments in real estate, net                  $105,774,130
                                                             ============

         As of March 31, 2001, long-term debt secured by the Company's investments in real estate consisted of the following:

           Loan payable, secured by real estate, monthly
           installments of $8,008, including interest at
           7.33%, remaining principal due August 1, 2008            $ 1,059,393

           Loan payable, secured by real estate, monthly
           installments of $288,314, including interest at
           6.85%, remaining principal due August 1, 2008             42,862,478

           Loan payable, secured by real estate, monthly
           installments of $107,255, including interest at
           7.73%, remaining principal due December 1, 2009(1)        14,833,162

           Loan payable, secured by real estate, monthly
           installments of $15,396, including interest at
           7.17%, remaining principal due March 1, 2012(1)            2,275,000

           Loan payable, secured by real estate, monthly
           installments of $87,960, including interest at
           8.37%, remaining principal due March 11, 2008(2)          11,656,412
                                                                    -----------
                                                                    $72,686,445
                                                                    ===========

(1)  These loans relate to a single investment in real estate.

(2) As an inducement to pay interest at 8.37% from April 11, 1998 onward, rather than 7.89%, the lender provided a buy-up premium of $418,482 (balance of $320,358 at March 31, 2001) which is amortized over the term of the underlying debt.

                             RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (Unaudited)


         As of March 31, 2001 the amount of long-term debt secured by the Company's investments in real estate maturing in the remainder of 2001, over the next four years, and the aggregate indebtedness maturing thereafter, is as follows:
                     2001                 $ 596,193
                     2002                   865,766
                     2003                   930,802
                     2004                 1,000,740
                     2005                 1,075,952
                 Thereafter              68,216,992
                                        -----------
                                        $72,686,445
                                        ===========

NOTE 5 - RELATED PARTY TRANSACTIONS

         The Chairman and Chief Executive Officer of the Company is the spouse of the Chairman, Chief Executive Officer and President of Resource America, Inc., ("RAI", the sponsor and 13.2% shareholder of the Company) and a parent of a director of RAI. A trustee of the Company is her son, who is also a director and Senior Vice President of RAI. The President and Chief Operating Officer of the Company is a director of RAI.

         In March 2001, the Company purchased from RAI two subordinate loans (in the original principal amounts of $18.3 million and $4.9 million) underlying one of the Company's property interests. The purchase price for the loans was $20.2 million. The difference between the purchase price and the underlying face value of the loans resulted in an extraordinary gain of $4.6 million resulting from the consolidated extinguishment of indebtedness underlying an investment in real estate.

         Also in March 2001, the Company sold its entire interest in two loans to RAI for an aggregate purchase price of $21.6 million, which was the book value of the interests.

NOTE 6 - SHAREHOLDERS' EQUITY

         The Company filed a registration statement with respect to a public offering and sale of 2.8 million Common Shares that became effective March 23, 2001. The public offering closed on March 28, 2001 (the Closing Date). The net proceeds received by the Company in connection with the public offering were approximately $35.6 million. Total offering costs approximated $2.6 million including underwriting discounts. 370,000 of the Common Shares sold in the public offering were purchased by RAI, and 119,450 Common Shares sold in the public offering were purchased by officers,

                             RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (Unaudited)


directors and trustees of the Company, and related persons. These shares, along with the RAI shares, are subject to restrictions on sale or disposal without the consent of the underwriters for a period of 120 days following the Closing Date. The remaining Common Shares were purchased separately and were freely tradable immediately upon issuance. The public offering price of the Common Shares was $13.75 per share. The 370,000 shares purchased by RAI and related persons were purchased at $13.22 per share (a price equal to the public offering price less the selling concession).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may", "believe", "will", "expect", "anticipate", "estimate", "continue" or similar words. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in the Company's Annual Report on Form 10-K for 2000, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Overview

         The Company commenced investment operations in January 1998. Its principal business objective is to generate income for distribution to its shareholders from a combination of interest, rents and distributions from loans that the Company originates and funds, loans or property interests acquired and other investments. The Company completed three public offerings of its common shares (two during 1998 and one in the first quarter of 2001) and utilized these proceeds, combined with repayment and refinancing of its loans and property interests and its line of credit, to build its investment portfolio.

Liquidity and Capital Resources

         Since commencement of investment operations in January 1998, the principal source of the Company's capital resources has been the offerings of its common shares, which, after offering costs and underwriting discounts and commissions, resulted in net proceeds to the Company of $121.6 million including net proceeds from the offering completed in March 2001 of $35.6 million. Secondarily, the Company has obtained capital resources from the repayment, refinancing, and sale of loans in its portfolio (or principal payments on those loans), aggregating $29.9 million for the quarter ended March 31, 2001. The principal use of these funds in the first quarter of 2001 has been the origination, acquisition and purchase of loans in the amount of $18.0 million, full repayment of the Company's secured line of credit totaling $20.0 million, and the extinguishment of debt (as discussed below) in the amount of $20.3 million.

         During the quarter the Company completed the purchase of two loans underlying one of its property interests for $20.2 million. The difference between the purchase price and the underlying face value of the loans resulted in an extraordinary gain of $4.6 million resulting from the consolidated extinguishment of indebtedness underlying an investment in real estate.

         The Company also receives funds from interest payments on its loans and operating income from its property interests. As required by the Internal Revenue Code of 1986, the Company utilizes these funds (to the extent of not less than 95% of its taxable income) to pay dividends to its shareholders. For the quarter ended March 31, 2001, the Company declared dividends of $3.3 million, which were paid on April 12, 2001.

         The infusion of new capital from the March 2001 public offering has improved the liquidity of the Company. Prior to the closing of the offering, the Company had pursued a strategy of providing shorter-term financing to its borrowers (generally in the form of bridge financing) to increase the turnover of its investments, and pursuing refinancing of the Company's loans through senior lenders, with the Company retaining junior interests. The Company anticipates that it will continue to provide shorter-term financing and obtain senior lien refinancing of its investments in loans and properties, combined with the utilization of the secured credit line, in order to maintain liquidity. However, the Company may provide longer-term financings as such opportunities arise.

         At March 31, 2001, the Company had approximately $15.1 million in funds available for investment, excluding $3.3 million of cash held at March 31, 2001 that was reserved to pay a cash dividend on April 12, 2001. All cash was temporarily invested in money-market accounts that the Company believes have a high degree of liquidity and safety.

Results of Operations

         The Company had average earning net assets for the three months ended March 31, 2001 of $114.9 million, including $12.9 million of average earning assets invested in money-market accounts. For the three months ended March 31, 2000 the Company had average earning net assets of $100.6 million including $14.1 million of average earning assets invested in money market accounts. The increase in total average earning net assets from the three months ended March 31, 2000 to the corresponding period in 2001 were due the completion of the Company's public offering offset by the full repayment of the Company's credit line, which had $14.0 million outstanding at the time of repayment.

         Interest income derived from financings was $4.8 million for the three months ended March 31, 2001 as compared to $4.7 million for the corresponding period in 2000. Interest income from the money market accounts was $75,000 for the three months ended March 31, 2001 compared to $172,000 for the corresponding period in 2000. The decrease in interest income from the money market accounts from the three months ended March 31, 2000 to the corresponding period in 2001 was due to the balance of assets invested in the money-market accounts in the first quarter of 2000 being higher than the balance during most of the first quarter of 2001, as the proceeds of the public offering were not received until the end of March 2001. The yield on average earning non-money market net assets was 22.8% for the three months ended March 31, 2001 and 21.5% for the corresponding period in 2000. The yield on average earning money market account assets was 3.9% for the three months ended March 31, 2001 as compared to 4.9% for the three months ended March 31, 2000.

         The Company derived $4.8 million from rents from its property interests for the quarter ended March 31, 2001 compared to $3.9 million for the quarter ended March 31, 2000. The increase in rents from the Company's property interests from the three months ended March 31, 2000 to the same period in 2001 was due to the acquisition of a property interest at the end of March 2000, resulting in the property being included in total investments in real estate at March 31, 2000, while its operations were not fully included in the Company's statement of operations until subsequent quarters.

         The Company recognized fee and other income in the amount of $678,000 for the three months ended March 31, 2001 as compared to $142,000 for the three months ended March 31, 2000. The increases in fee and other income from the three months ended March 31, 2000 to the same period in 2001 are due to $226,000 of income from the Company's new real estate finance subsidiary, RAIT Capital Corp., which was acquired in August 2000, and a $300,000 transaction structuring fee earned in the first quarter of 2001.

         Nine of the Company's purchased loans remained subject to forbearance agreements or other contractual restructurings that existed at the time the Company acquired the loans. During the quarter ended March 31, 2001, all payments under the agreements were timely made and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining eighteen loans in the Company's portfolio are performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of March 31, 2001.

         During the quarter ended March 31, 2001, the Company incurred expenses of $7.3 million compared to $5.7 million for the three months ended March 31, 2000. The expenses consist of interest expense, operating expenses relating to the Company's property interests, general and administrative expenses and depreciation and amortization. Interest expense was $3.1 million for the three months ended March 31, 2001 as compared to $2.8 million for the corresponding period in 2000. Interest expense relates to interest payments made on senior indebtedness encumbering properties underlying the Company's investments in wraparound loans and properties owned by the Company and interest payments made on the Company's secured line of credit. The increase in interest expense from the first quarter of 2000 to the first quarter of 2001 was due to a difference in the timing of obtaining and repaying several financings underlying the Company's loans and properties. Following the receipt of the proceeds of its March 2001 public offering, the Company repaid the outstanding balance under its line of credit. While this reduces the Company's interest cost on a current basis, it did not reduce interest cost for the quarter ended March 31, 2001 since the line of credit was not repaid until the end of the quarter. The Company may draw on its line of credit in the future as appropriate loan or property acquisition opportunities arise.

         Property operating expenses were $2.3 million for the three months ended March 31, 2001 as compared to $2.0 million for the corresponding period in 2000. Depreciation and amortization was $840,000 for the three months ended March 31, 2001 as compared to $626,000 for the corresponding period in 2000. The increases in property operating expenses and depreciation and amortization from the three months ended March 31, 2000 to the corresponding period in 2001, were due to the property acquisition in late March 2000 described above. Salaries and related benefits were $672,000 for the three months ended March 31, 2001 as compared to $248,000 for the same period in 2000. General and administrative expenses were $323,000 for the three months ended March 31, 2001 as compared to $102,000 for the corresponding period in 2000. The increase in salaries and related benefits and general and administrative expenses from the three months ended March 31, 2000 to the same period in 2001 was due to the acquisition of the Company's real estate finance subsidiary, RAIT Capital Corp., in August, 2000 and the salary, related benefits, and general and administrative expenses incurred by that subsidiary which totaled approximately $190,000. Other factors contributing to the increase were periodically recurring expenses totaling approximately $186,000 that were incurred in different periods in 2000 and 2001 and an increase in salaries and related benefits totaling approximately $238,000 primarily due to an increase in personnel and occupany expenses which were required to support the anticipated increase in the Company's portfolio due to the availability of new capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION
---------------------------

ITEM 5.  OTHER INFORMATION

         On March 28, 2001, the Company raised $36.0 million, after underwriting commissions and before offering expenses, in a public offering registered with the SEC. As part of the offering the underwriters were given a traditional over-allotment option covering 420,000 shares. This option is provided to permit the underwriters to sell additional shares in the public offering to meet demand and to cover the resulting short position with the exercise of the option. Unfortunately, due to a drafting error by Company counsel, the shares underlying the option were not included in the registration statement as required by the underwriting agreement, although the over-allotment option and over-allotment shares were disclosed in the prospectus which is part of that registration statement. The Company has filed a new registration statement which includes these shares.

         This error has created a risk that the Company may have a contingent liability arising out of a possible violation of Section 5 of the Securities Act with respect to the 420,000 shares sold short by the underwriters, including contingent liability for refunds on those shares for one year. The Company does not believe it violated Section 5 and, if any such claim were asserted, the Company would contest the matter vigorously. Accordingly, the Company does believe that its exposure, if any, would be material to its results of operations or financial condition.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit
 Number                   Description
-------                   -----------

4(i)*       Amended and Restated Declaration of Trust.
4(ii)**     Articles of Amendment of Amended and Restated Declaration of Trust.
4(iii)***   Articles of Amendment of Amended and Restated Declaration of Trust.
4(iv)*      Bylaws, as amended.
4(v)***     Form of specimen certificate representing common shares.

----------
* Incorporated herein by reference to RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-35077), as amended.
** Incorporated herein by reference RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-53067), as amended.
*** Incorporated herein by reference to RAIT Investment Trust's Regulation Statement on Form S-2 (File No. 333-55518), as amended.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ending March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



May 15, 2001                                 /s/ Ellen J. DiStefano
--------------------                         ----------------------
DATE                                         Ellen J. DiStefano
                                             Chief Financial Officer
                                             (On behalf of the registrant and
                                             as its principal financial officer)