Form 10-Q
period 2001-06-30
RAIT INVESTMENT TRUST
filed 2001-08-14
CIK 1045425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended              June 30, 2001
                              --------------------------------------------------

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

                              RAIT INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MARYLAND                                            23-2919819
-------------------------------                         ------------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification No.)

   1818 MARKET STREET, 28TH FLOOR, PHILADELPHIA, PA              19103
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

     As of August 10, 2001, 12,420,145 common shares of beneficial interest, par value $0.01 per share, were outstanding.

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                            Index to Quarterly Report
                                  on Form 10-Q


PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----

Item 1. Financial Statements

Consolidated Balance Sheets at June 30, 2001 (unaudited)
and December 31, 2000                                                         3

Consolidated Statements of Income (unaudited) for the three
and six months ended June 30, 2001 and 2000                                   4

Consolidated Statements of Cash Flows (unaudited) for the
six months ended June 30, 2001 and 2000                                       5

Notes to Consolidated Financial Statements-June 30, 2001 (unaudited)          6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                    12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     16







              The accompanying notes are an integral part of these
                        consolidated financial statements

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                                               June 30, 2001
                                                                                (unaudited)            December 31, 2000
                                                                               -------------           -----------------
     ASSETS
          Cash and cash equivalents                                             $  6,698,973              $  7,407,988
          Restricted cash                                                          5,610,511                 7,954,688
          Tenant escrows                                                             266,970                   222,371
          Accrued interest receivable                                              3,064,153                 3,011,496
          Investments in real estate loans, net                                  171,595,135               140,724,787
          Investments in real estate, net                                        106,471,040               107,907,967
          Furniture, fixtures and equipment, net                                     332,288                    49,007
          Prepaid expenses and other assets                                        3,891,397                 1,862,482
          Goodwill, net                                                              919,798                   979,667
                                                                                ------------              ------------
             Total assets                                                       $298,850,265              $270,120,453
                                                                                ============              ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
         Accounts payable and accrued liabilities                               $    455,294              $    686,760
         Accrued interest payable                                                    669,641                 1,663,631
         Deferred interest payable                                                        --                   880,347
         Tenant security deposits                                                  1,007,706                   493,096
         Borrowers' escrows                                                        6,593,370                 8,093,099
         Dividends payable                                                         4,955,965                        --
         Deferred income                                                             664,021                   492,588
         Senior indebtedness secured by real estate
            underlying the Company's loans                                        57,878,501                54,286,388
         Long-term debt secured by real estate owned                              72,495,102                94,147,937
         Secured line of credit                                                   20,000,000                20,000,000
                                                                                ------------              ------------
             Total liabilities                                                   164,719,600               180,743,846

     Minority interest                                                             2,578,062                 2,701,493

     Shareholders' equity:
         Preferred Shares, $.01 par value; 25,000,000
           authorized shares                                                              --                        --
         Common Shares, $.01 par value; 200,000,000
           authorized shares; issued and outstanding
           9,530,701 shares and 6,310,242 shares,
           respectively                                                               95,307                    63,102
         Additional paid-in-capital                                              127,754,606                87,316,637
         Retained earnings/(accumulated deficit)                                   3,702,690                  (704,625)
                                                                                ------------              ------------
             Total shareholders' equity                                          131,522,603                86,675,114
                                                                                ------------              ------------
             Total liabilities and shareholders' equity                         $298,850,265              $270,120,453
                                                                                ============              ============

                                       3

              The accompanying notes are an integral part of these
                        consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                                     For the three months                For the six months
                                                                        ended June 30,                     ended June 30,
                                                                 -----------------------------     ------------------------------
                                                                     2001              2000            2001               2000
                                                                 -----------       -----------     ------------       -----------
REVENUES
Mortgage interest income                                          $5,458,946        $4,046,307      $10,302,771        $8,707,033
Rental income                                                      5,566,242         4,936,921       10,348,634         8,786,931
Fee income and other                                               1,479,660           557,317        2,157,360           699,300
Investment income                                                     61,872           171,619          137,193           343,808
                                                                 -----------       -----------     ------------       -----------
    Total revenues                                                12,566,720         9,712,164       22,945,958        18,537,072

COSTS AND EXPENSES
Interest                                                           2,743,079         3,212,113        5,893,154         6,014,409
Property operating expenses                                        3,125,134         2,284,384        5,448,810         4,243,970
Salaries and related benefits                                        560,421           278,049        1,232,293           526,344
General and administrative                                           409,274           172,359          732,663           274,174
Depreciation and amortization                                        811,068           723,508        1,651,318         1,349,809
                                                                 -----------       -----------     ------------       -----------
    Total costs and expenses                                       7,648,976         6,670,413       14,958,238        12,408,706
                                                                 -----------       -----------     ------------       -----------

Net Income before minority interest and
 extraordinary gain
                                                                 $ 4,917,744       $ 3,041,751     $  7,987,720       $ 6,128,366
                                                                 -----------       -----------     ------------       -----------

Minority interest                                                     23,667           (52,704)          23,431           (52,704)

Extraordinary gain--consolidated extinguishment of
 indebtedness underlying investment in real estate                        --                --        4,633,454                --
                                                                 -----------       -----------     ------------       -----------
Net Income                                                       $ 4,941,411       $ 2,989,047     $ 12,644,605       $ 6,075,662
                                                                 ===========       ===========     ============       ===========

Net income per common share before minority interest and
 extraordinary gain                                              $       .53       $       .48     $       1.02       $       .98
Extraordinary gain                                                        --                --              .59                --
                                                                 -----------       -----------     ------------       -----------
Net income per common share-basic                                $       .53       $       .48     $       1.61       $       .98
                                                                 ===========       ===========     ============       ===========
Weighted average common shares outstanding-basic
                                                                   9,253,722         6,218,995        7,836,522         6,209,061
                                                                 ===========       ===========     ============       ===========
Net income per common share before minority interest and
 extraordinary gain                                              $       .53       $       .48     $       1.01       $       .98
Extraordinary gain                                                        --                --              .59                --
                                                                 -----------       -----------     ------------       -----------
Net income per common share-diluted                              $       .53       $       .48     $        .60       $       .98
                                                                 ===========       ===========     ============       ===========
Weighted average common shares outstanding-diluted
                                                                   9,345,657         6,225,788        7,908,400         6,215,697
                                                                 ===========       ===========     ============       ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                          For the six months ended June 30,
                                                                                              2001                  2000
                                                                                          -----------           -----------
    Cash flows from operating activities
        Net Income                                                                        $12,644,605           $ 6,075,662
          Adjustments to reconcile net income to net
               cash provided by operating activities
          Minority interest                                                                   (23,431)               52,704
          Depreciation and amortization                                                     1,651,318             1,349,809
          Gain on consolidated extinguishment of indebtedness
               underlying investment in real estate                                        (4,633,454)                   --
          Accretion of loan discount                                                               --              (213,474)
          Decrease in security deposit escrows                                                (44,599)              (65,718)
          (Increase) decrease in accrued interest receivable                                  (52,657)               24,269
          Increase in prepaid expenses and other assets                                    (2,233,497)           (1,603,656)
          (Decrease) increase in accounts payable and accrued liabilities                    (231,463)              311,583
          (Decrease) increase in accrued interest payable                                    (536,997)              342,090
          Increase in deferred interest payable                                                    --                76,443
          (Decrease) increase in tenant security deposits                                     514,610               222,548
          Increase/(decrease) in deferred income                                              171,433              (273,162)
          Increase (decrease) in borrowers' escrows                                           844,448              (250,006)
                                                                                         ------------           -----------
             Net cash provided by operating activities                                      8,070,316             6,049,092
                                                                                         ------------           -----------

    Cash flows from investing activities
          Purchase of furniture, fixtures and equipment                                      (311,863)               (1,991)
          Real estate loans purchased                                                              --            (1,828,333)
          Real estate loans originated                                                    (55,903,225)           (5,305,000)
          Principal repayments of loans                                                    25,168,467            12,285,253
          Purchase of real estate                                                            (917,180)           (5,740,538)
          Utilization of reserves held by mortgagee to pay taxes                              751,031             1,162,254
                                                                                         ------------           -----------

              Net cash (used in) provided by investing activities                         (31,212,770)              571,645
                                                                                         ------------           -----------

    Cash flows from financing activities
          Principal repayments on senior indebtedness                                      (1,207,890)             (193,266)
          Principal repayments on long-term debt                                             (374,084)             (329,972)
          Proceeds of senior indebtedness                                                   4,800,000                    --
          Proceeds of long-term debt                                                        2,275,000                    --
          Extinguishment of consolidated indebtedness
             underlying investment in real estate                                         (20,248,435)                   --
          Advances on secured line of credit                                                       --             6,000,000
          Issuance of common shares, net                                                   40,470,174                97,472
          Payment of dividends                                                             (3,281,326)           (2,936,343)
                                                                                         ------------           -----------
              Net cash provided by financing activities                                    22,433,439             2,637,891
                                                                                         ------------           -----------

    Net change in cash and cash equivalents                                                  (709,015)            9,258,628
                                                                                         ------------           -----------

    Cash and cash equivalents, beginning of period                                        $ 7,407,988           $11,323,301
                                                                                         ------------           -----------

    Cash and cash equivalents, end of period                                             $  6,698,973           $20,581,929
                                                                                         ============           ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, these unaudited financial statements contain all disclosures, which are necessary to present fairly the Company's consolidated financial position at June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operation for the interim periods. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - RESTRICTED CASH AND BORROWERS' ESCROWS

     Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans.

NOTE 3 - INVESTMENTS IN REAL ESTATE LOANS

     The Company's portfolio of investments in real estate loans consisted of the following at June 30, 2001:

               Long-term first mortgages and senior loan participations                 $ 10,600,318
               Mezzanine (including wraparound) loans                                    114,780,646
               Short-term bridge loans                                                    46,346,449
               Loan costs                                                                     93,879
               Less: Provision for loan losses                                              (226,157)
                                                                                        ------------
                    Investments in real estate loans                                     171,595,135
               Less: Senior indebtedness secured by real estate
                         underlying the Company's loans                                  (57,878,501)
                                                                                        ------------
                    Net investments in real estate loans                                $113,716,634
                                                                                        ============


     The following is a summary description of the assets contained in the Company's portfolio of investments in real estate loans:

                                                                               Average
                                                              Number of        Loan-to-           Yield              Range of
                       Type of Loan                             Loans           Value             Range             Maturities
                       ------------                           ---------        --------          ---------          ----------
Long-term first mortgages and senior loan participations           6              43%            11-15%            3/28/02-7/14/09
Mezzanine (including wraparound) loans                            19              83%            10-30%(1)          3/22/02-5/1/21
Short term bridge loans                                            8              68%            12-52%(1)         7/13/01-6/22/03

--------------------
(1) Includes points charged.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

     Approximately $77.1 million of the loans are secured by multi-family residential properties and $94.7 million of the loans are secured by commercial properties.

     As of June 30, 2001, senior indebtedness secured by real estate underlying the Company's wraparound loans consisted of the following:


        Senior loan participation, secured by real estate,
        interest only at 9.5% due monthly, principal balance
        due October 1, 2003                                                 $ 550,000

        Senior loan participation, secured by real estate,
        interest only at 9.5% due monthly, principal balance
        due October 1, 2003                                                   750,000

        Loan payable, secured by real estate, interest only
        at 9.5% due monthly, principal balance due July 14,
        2009                                                                  500,000

        Loan payable, secured by real estate, monthly
        installments of $13,789, including interest at
        7.08%, remaining principal due December 1, 2008                     1,864,707

        Loan payable, secured by real estate, monthly
        installments of $17,051, including interest at
        6.83%, remaining principal due December 1, 2008                     2,354,694

        Loan payable, secured by real estate, monthly
        installments of $10,070, including interest at
        6.83%, remaining principal due December 1, 2008                     1,501,223

        Loan payable, secured by real estate, monthly
        installments of $80,427, including interest at
        6.95%, remaining principal due July 1, 2008                        11,760,999

        Loan payable, secured by real estate, monthly
        installments of $28,090, including interest at
        6.82%, remaining principal due November 1, 2008                     4,176,070

        Loan payable, secured by real estate, monthly
        installments of $72,005, including interest at
        7.55%, remaining principal due December 1 2008                      9,689,981

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


        Loan payable, secured by real estate, monthly
        installments of $88,575, including interest at
        8.68%, remaining principal due November 1, 2008                    10,903,241

        Loan payable, secured by Company's interest in
        short-term bridge loan of $14,000,000, interest only
        at 9.50% due monthly, principal balance due July 11,
        2001                                                                9,000,000

        Loan payable, secured by Company's interest in
        mezzanine loan of $2,948,276, principal payments of
        $34,483 plus interest at 10.00% due monthly,
        remaining principal balance due November 1, 2001                    1,827,586

        Loan payable, secured by Company's interest in
        short-term bridge loan of $5,300,000, interest only
        at 9.00% due monthly, principal balance due February
        1, 2002                                                             3,000,000
                                                                       --------------
                                                                       $   57,878,501
                                                                       ==============


     As of June 30, 2001 the senior indebtedness secured by real estate underlying the Company's loans maturing in the remainder of 2001, over the next four years, and the aggregate indebtedness maturing thereafter, is as follows:

                    2001                           $12,478,637
                    2002                               989,745
                    2003                             2,334,282
                    2004                             1,082,294
                    2005                             1,065,090
              Thereafter                            39,928,453
                                                   -----------
                                                   $57,878,501
                                                   ===========

NOTE 4 - INVESTMENTS IN REAL ESTATE

     Investments in real estate consisted of the following at June 30, 2001:

          Land                                       $    613,519
          Office buildings and improvements            70,641,422
          Apartment buildings                          42,062,327
                                                     ------------
               Subtotal                               113,317,268
                                                     ------------
          Less: Accumulated depreciation               (6,846,228)
                                                     ------------
               Investments in real estate, net       $106,471,040
                                                     ============

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

     As of June 30, 2001, long-term debt secured by the Company's investments in real estate consisted of the following:

           Loan payable, secured by real estate, monthly
           installments of $8,008, including interest at 7.33%,
           remaining principal due August 1, 2008                      $ 1,054,951

           Loan payable, secured by real estate, monthly
           installments of $288,314, including interest at
           6.85%, remaining principal due August 1, 2008                42,747,197

           Loan payable, secured by real estate, monthly
           installments of $107,255, including interest at
           7.73%, remaining principal due December 1, 2009(1)           14,797,822

           Loan payable, secured by real estate, monthly
           installments of $15,396, including interest at
           7.17%, remaining principal due March 1, 2012(1)               2,269,558

           Loan payable, secured by real estate, monthly
           installments of $87,960, including interest at
           8.37%, remaining principal due March 11, 2008(2)             11,625,574
                                                                       -----------
                                                                       $72,495,102
                                                                       ===========

--------------------
(1) These loans relate to a single investment in real estate.

(2) As an inducement to pay interest at 8.37% from April 11, 1998 onward, rather than 7.89%, the lender provided a buy-up premium of $418,482 (balance of $311,056 at June 30, 2001) which is amortized over the term of the underlying debt.

     As of June 30, 2001 the amount of long-term debt secured by the Company's investments in real estate maturing in the remainder of 2001, over the next four years, and the aggregate indebtedness maturing thereafter, is as follows:

                                   2001                           $   404,595
                                   2002                               865,766
                                   2003                               930,802
                                   2004                             1,000,740
                                   2005                             1,075,952
                             Thereafter                            68,217,247
                                                                  -----------
                                                                  $72,495,102
                                                                  ===========

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

     The Chairman and Chief Executive Officer of the Company is the spouse of the Chairman, Chief Executive Officer and President of Resource America, Inc., ("RAI", the sponsor and 10.6% shareholder of the Company) and a parent of a director of RAI. A trustee of the Company is her son, who is also a director and Senior Vice President of RAI. The President and Chief Operating Officer of the Company is a director of RAI.

     In June 2001, the Company provided $1.6 million of financing in connection with the borrower's acquisition of a loan from RAI with respect to an 81-unit apartment complex in Middletown, Connecticut. The loan is secured by a collateral assignment of all of the underlying documents evidencing the loan acquired from RAI, including assignment of the first mortgage encumbering the property. The loan was repaid in July 2001.

NOTE 6 - SHAREHOLDERS' EQUITY

     In May 2001, RAIT issued an additional 420,000 shares associated with the over allotment of its first quarter offering at $13.75 per share. After underwriting discounts and commissions, the Company received total net proceeds of $5.4 million.

NOTE 7 - SUBSEQUENT EVENTS

     The Company filed a registration statement with respect to a public offering and sale of 2,550,000 million common shares that became effective July 12, 2001. The public offering closed on July 18,2001 (the Closing Date). After underwriting discounts and commissions of $0.78 per share, the Company received net proceeds of $36.7 million. Total offering costs approximated $2.3 million including underwriting discounts. 105,000 of the common shares sold in the public offering were purchased by RAI, and 64,899 common shares sold in the public offering were purchased by officers and trustees of the Company, and related persons. The shares purchased by officers and trustees of the Company, along with the RAI shares, are subject to restrictions on sale or disposal without the consent of the underwriters for a period of 90 days following the Closing Date. The remaining common shares were purchased separately and were freely tradable immediately upon issuance. The public offering price of the common shares was $15.25 per share. The shares purchased by RAI, officers and trustees of the Company, and related persons were purchased at $14.41 per share (a price equal to the public offering price less the selling concession).

     In August 2001, RAIT issued an additional 338,983 common shares associated with the over allotment of the second quarter offering, at $13.75 per share. After underwriting discounts and commissions, the Company received total net proceeds of $4.9 million.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)
NOTE 8 - RECENT PRONOUNCEMENTS

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangibles assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. Upon adoption of SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill (and other intangibles), thereby eliminating annual amortization expense of approximately $65,000.

     On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with accounting principles generally accepted in the United States of America. The adoption of SAB No. 102 is not expected to have a material impact on the Company's financial position or results of operations.

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

Overview

     The Company commenced investment operations in January 1998. Its principal business objective is to generate income for distribution to its shareholders from a combination of interest, rents and distributions in respect of rents where the Company owns an equity interest in real property, and proceeds from the sale of our investments. The Company completed three public offerings of its common shares, two during 1998 and one in 2001, and utilized these proceeds, combined with repayment and refinancing of its loans and property interests and its line of credit, to build its investment portfolio. The Company completed a fourth public offering of its common shares subsequent to the end of its second quarter.

Liquidity and Capital Resources

     Since commencement of investment operations in January 1998, the principal source of the Company's capital resources has been the offerings of its common shares. After offering costs and underwriting discounts and commissions, the three offerings completed through June 30, 2001 resulted in net proceeds to the Company of $126.9 million. The fourth offering, completed subsequent to June 30, 2001, resulted in the Company receiving net proceeds of $41.6 million after underwriting discounts and commissions. Secondarily, the Company has obtained capital resources from the repayment, refinancing, and sale of loans in its portfolio (or principal payments on those loans), aggregating $5.3 million and $33.0 million for the three and six months ended June 30, 2001, respectively. The principal use of these funds has been the origination, acquisition and purchase of loans in the amount of $39.7 million for the quarter ended June 30, 2001and $57.7 million for the six months ended June 30, 2001.

          The Company also receives funds from interest payments on its loans and operating income from its property interests. As required by the Internal Revenue Code of 1986, the Company utilizes these funds (to the extent of not less than 90% of its taxable income) to pay dividends to its shareholders. For the quarter ended June 30, 2001, the Company declared dividends of $5.0 million, which were paid on July 13, 2001.

     The infusion of new capital from the March and July 2001 public offerings has improved the liquidity of the Company. Prior to the closing of the offerings, the Company had pursued a strategy of providing shorter-term financing to its borrowers, generally in the form of bridge financing, to increase the turnover of its investments, and obtaining refinancing of the Company's loans through senior lenders, with the Company retaining junior interests. The Company anticipates that it will continue to provide shorter-term financing and obtain senior lien refinancing of its investments in loans and properties, combined with the utilization of the secured credit line, in order to maintain liquidity. However, the Company may also provide longer-term financings as such opportunities arise.

     At June 30, 2001, the Company had approximately $1.7 million in funds available for investment ($5.0 million of cash held at June 30, 2001 was reserved to pay a cash dividend on July 13, 2001). All cash was temporarily invested in a money-market account that the Company believes has a high degree of liquidity and safety.

     Results of Operations

     The Company had average earning net assets for the three and six months ended June 30, 2001 of $128.8 million and $107.7 million, respectively, as compared to $102.3 million and $102.5 million for the three and six months ended June 30, 2000, including $7.4 million and $7.1 million of average earning assets invested in a money-market account for the three and six months ended June 30, 2001, respectively, as compared to $18.8 and 16.1 million for the three and six months ended June 30, 2000. The increases in total average earning net assets from the three and six months ended June 30, 2000 to the corresponding periods in 2001 were due to the completion of the Company's public offering in March 2001. The decreases in average earning assets invested in a money-market account from the three and six months ended June 30, 2000 to the corresponding periods in 2001 were due to the Company's recent ability to obtain senior lien refinancings of most types of loans it originates rather than only first mortgage loans. This refinancing ability increases the amount the Company may draw under its senior secured line of credit, thereby allowing the Company to maintain less cash on hand.

     Interest income derived from financings was $5.5 million and $10.3 million for the three and six months ended June 30, 2001 as compared to $4.0 million and $8.7 million for the corresponding periods in 2000. Interest income from the money market account was $62,000 and $137,000 for the three and six months ended June 30, 2001 compared to $172,000 and $344,000 for the corresponding periods in 2000. The increases in interest income from both the three and six months ended June 30, 2000 to the corresponding periods in 2001 were due to an increase in the Company's investments in real estate loans, $171.6 million at June 30, 2001 versus $120.7 million at June 30, 2000, due to the infusion of new capital in March 2001 and the Company's ability to obtain senior lien refinancings of its loans. The decreases in interest income from the money market account from the three and six months ended June 30, 2000 to the corresponding periods in 2001 was due to a lower balance of assets invested in a money-market account due to increased availability of credit line financing as discussed above. The yield on average earning non-money market net assets was 21.7% and 21.9% for the three and six months ended June 30, 2001 and was $19.4% and 18.4% for the corresponding periods in 2000. The increases in yield are due to a decrease in the Company's cost of funds due to utilization of its secured line of credit and to the Company's ability to increase the pricing of its loans in response to market conditions. The yield on average earning money market account assets was 3.3% and 3.9% for the three and six months ended June 30, 2000 as compared to 3.6% and 4.3% for both the three and six months ended June 30, 2000. The decrease in yield on average earning money market account assets was due to a decrease in amounts paid by banks on money market funds.

     The Company derived $5.6 million from rents from its property interests for the quarter ended June 30, 2001 and $10.3 million for the six months ended June 30, 2001, as compared to $4.9 million for the quarter ended June 30, 2000 and $8.8 million for the six months ended June 30, 2000. The increase in rents from the Company's property interests from the three and six months ended June 30, 2000 to the same periods in 2001 was due to an increase in the Company's investment in real estate due following the infusion of additional capital in March 31, 2001 from its public offering and the availability of senior lien refinancing

     The Company recognized fee and other income in the amount of $1.5 million for the three months ended June 30, 2001 and $2.2 million for the six months ended June 30, 2001, as compared to $557,000 for the three months ended June 30, 2001 and 699,000 for the six months ended June 30, 2001. The increases in fee and other income from the three and six months ended June 30, 2000 to the same periods in 2001 are due to $347,000 of income for the three months ended June 30, 2001 and $434,000 for the six months ended June 30, 2001 from the Company's new real estate finance subsidiary, RAIT Capital Corp., which was acquired in August 2000, and $1.1 million and $1.6 million relating to fees earned in the three and six months ended June 30, 2001, respectively, for services performed in the structuring of certain transactions.

          During the quarter and six months ended June 30, 2001, the Company incurred expenses of $7.6 million and $15.0 million compared to $6.7 million and $12.4 million for the three and six months ended June 30, 2000. The expenses consist of interest expense, operating expenses relating to the Company's property interests, salaries and benefits, general and administrative, and depreciation and amortization. Interest expense was $2.7 million and $5.9 million for the three and six months ended June 30, 2001 as compared to $3.2 million and $6.0 million for the corresponding periods in 2000. Interest expense relates to interest payments made on senior indebtedness encumbering properties underlying the Company's investments in real estate loans and properties owned by the Company and interest payments made on the Company's secured line of credit. The decreases in interest expense from the three and six months ended June 30, 2000 to the same periods in 2001 were due to lower average balances of all such indebtedness in 2001 in as a result of the repayment of such indebtedness with the proceeds of the public offering in March 2001, and a strategic increase in the time period between the Company's origination of loans and the consummation of senior lien refinancing in anticipation of the closing of the July 2001 offering. In addition, the prime interest rate, upon which most of the Company's indebtedness is based, went from a nine-year high of 9.5% at June 30, 2000 to 6.75% on June 30, 2001.

     Property operating expenses were $3.1 million and $5.4 million for the three and six months ended June 30, 2001 compared to $2.3 million and $4.2 million for the corresponding periods in 2000. Depreciation and amortization was $811,000 and $1.7 million for the three and six months ended June 30, 2001 as compared to $724,000 and $1.3 million for the corresponding periods in 2000. The increases in property operating expenses, depreciation and amortization from the three and six months ended June 30, 2000 to the corresponding periods in 2001, were due to an increase in the Company's investment in real estate following the infusion of additional capital in March 31, 2001 and the availability of senior lien refinancing.

     Salaries and benefits were $560,000 and $1.2 million for the three and six months ended June 30, 2001 as compared to $278,000 and $526,000 for the corresponding periods in 2000. General and administrative expenses were $409,000 and $733,000 for the three and six months ended June 30, 2001 as compared to $172,000 and $274,000 for the corresponding periods in 2000. The increases in salaries and related benefits and general and administrative expenses from the three and six months ended June 30, 2000 to the same periods in 2001 were due to the acquisition of the Company's real estate finance subsidiary, RAIT Capital Corp., in August, 2000 and the salary, related benefits, and general and administrative expenses incurred by that subsidiary which totaled approximately $290,000 and $480,000 for the three and six months ended June 30, 2001, respectively. Other factors contributing to the increase were periodically recurring expenses totaling approximately $186,000 for both the three and six months ended June 30, 2001 that were incurred in different periods in 2000 and 2001, and an increase in salaries and related benefits totaling approximately $265,000 and $503,000 for the three and six months ended June 30, 2001, respectively, primarily due to an increase in personnel and in occupancy expenses. The increased personnel and occupancy expenses reflect the Company's expansion of its staff to support the anticipated increase in the Company's portfolio due to the availability of new capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   Exhibit Number                         Description
   --------------                         -----------
  4(i)*              Amended and Restated Declaration of Trust.
  4(ii)**            Articles of Amendment of Amended and Restated Declaration of Trust.
  4(iii)***          Articles of Amendment of Amended and Restated Declaration of Trust.
  4(iv)*             Bylaws, as amended.
  4(v)***            Form of specimen certificate representing common shares.

--------------------
* Incorporated herein by reference to RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-35077), as amended.

** Incorporated herein by reference RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-53067), as amended.

*** Incorporated herein by reference to RAIT Investment Trust's Registration Statement on Form S-2 (File No. 333-55518), as amended.

(b)  Reports on Form 8-K

(1) No reports on Form 8-K were filed during the quarter ending June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 14, 2001                          /s/ Ellen J. DiStefano
-------------------------------          ----------------------
DATE                                     Ellen J. DiStefano
                                         Chief Financial Officer
                                         (On behalf of the registrant and
                                         as its principal financial officer)