Form 10-Q
period 2001-09-30
RAIT INVESTMENT TRUST
filed 2001-11-06
CIK 1045425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2001
                              -----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from         to
                              ----------------------------------------------

Commission file number             1-14760
                      ------------------------------------------------------

                              RAIT INVESTMENT TRUST
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MARYLAND                            23-2919819
--------------------------------    ----------------------------------
(State or other jurisdiction of                (IRS Employer
 incorporation or organization)              Identification No.)

               1818 MARKET STREET, 28TH FLOOR, PHILADELPHIA, PA      19103
-------------------------------------------------------------------------------
         (Address of principal executive offices)                  (Zip Code)

                                 (215) 861-7900
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

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

         As of November 2, 2001, 12,445,135 common shares of beneficial interest, par value $0.01 per share, were outstanding.

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                            Index to Quarterly Report
                                  on Form 10-Q

PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----

Item 1. Financial Statements

Consolidated Balance Sheets at September 30, 2001 (unaudited)
and December 31, 2000                                                         3

Consolidated Statements of Income (unaudited) for the three
and nine months ended September 30, 2001 and 2000                             4

Consolidated Statements of Cash Flows (unaudited) for the
nine months ended September 30, 2001 and 2000                                 5

Notes to Consolidated Financial Statements-September 30, 2001 (unaudited)     6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                    11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          14

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     15

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                                         September 30, 2001
                                                                            (unaudited)              December 31, 2000
                                                                             ---------               -----------------
ASSETS
     Cash and cash equivalents                                             $  7,841,626               $  7,407,988
     Restricted cash                                                          8,349,469                  7,954,688
     Tenant escrows                                                             266,970                    222,371
     Accrued interest receivable                                              4,016,007                  3,011,496
     Investments in real estate loans, net                                  184,690,342                140,724,787
     Investments in real estate, net                                        106,654,299                107,907,967
     Furniture, fixtures and equipment, net                                     327,196                     49,007
     Prepaid expenses and other assets                                        3,643,288                  1,862,482
     Goodwill, net                                                              903,471                    979,667
                                                                           ------------               ------------
        Total assets                                                       $316,692,668               $270,120,453
                                                                           ============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Accounts payable and accrued liabilities                               $  1,371,983               $    686,760
    Accrued interest payable                                                    656,602                  1,663,631
    Deferred interest payable                                                         -                    880,347
    Tenant security deposits                                                    785,553                    493,096
    Borrowers' escrows                                                        7,965,916                  8,093,099
    Dividends payable                                                         6,471,470                          -
    Deferred income                                                             951,880                    492,588
    Senior indebtedness secured by real estate
       underlying the Company's loans                                        50,629,368                 54,286,388
    Long-term debt secured by real estate owned                              72,300,558                 94,147,937
    Secured line of credit                                                            -                 20,000,000
                                                                           ------------               ------------
        Total liabilities                                                   141,133,330                180,743,846

Minority interest                                                             2,551,231                  2,701,493

Shareholders' equity:
    Preferred Shares, $.01 par value; 25,000,000
      authorized shares                                                               -                          -
    Common Shares, $.01 par value; 200,000,000
      authorized shares; issued and outstanding
      12,445,135 shares and 6,310,242 shares,
      respectively                                                              124,451                     63,102
    Additional paid-in-capital                                              169,002,593                 87,316,637
    Retained earnings/(accumulated deficit)                                   3,881,063                   (704,625)
                                                                           ------------               ------------
        Total shareholders' equity                                          173,008,107                 86,675,114
                                                                           ------------               ------------
        Total liabilities and shareholders' equity                         $316,692,668               $270,120,453
                                                                           ============               ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                              For the three months                        For the nine months
                                                               ended September 30,                        ended September 30,
                                                                ------------------                         ------------------
REVENUES                                                      2001                 2000                 2001                  2000
--------                                                      ----                 ----                 ----                  ----
Mortgage interest income                               $ 5,877,477           $4,868,917          $16,180,248           $13,575,950
Rental income                                            5,701,081            4,725,219           16,049,715            13,512,150
Fee income and other                                     2,588,282              221,951            4,745,642               921,251
Investment income                                          139,217               74,539              276,410               418,347
                                                       -----------           ----------          -----------           -----------
Total revenues                                          14,306,057            9,890,626           37,252,015            28,427,698

COSTS AND EXPENSES
Interest                                                 2,592,566            3,488,359            8,485,720             9,502,768
Property operating expenses                              3,439,836            2,229,926            8,888,646             6,473,896
Salaries and benefits                                      521,125              201,902            1,753,418               728,445
General and administrative                                 330,195              235,251            1,062,858               509,226
Depreciation and amortization                              799,322              754,374            2,450,640             2,104,183
                                                       -----------           ----------          -----------           -----------
Total costs and expenses                                 7,683,044            6,909,912           22,641,282            19,318,518
                                                       -----------           ----------          -----------           -----------

Net income before minority interest
and extraordinary gain                                   6,623,013            2,980,714           14,610,733             9,109,180
Minority interest                                           26,831               14,106               50,262               (38,598)
Extraordinary gain--consolidated
extinguishment of indebtedness underlying
investment in real estate                                        -                    -            4,633,454                     -
                                                       -----------           ----------          -----------           -----------
Net Income                                             $ 6,648,844           $2,994,820          $19,294,449           $ 9,070,582
                                                       ===========           ==========          ===========           ===========

Earnings per share-basic:

Net income per common share before
minority interest and extraordinary gain               $       .56           $      .48          $      1.60           $      1.46
Minority interest                                              .01                    -                    -                     -
Extraordinary gain                                               -                    -                  .51                     -
                                                       -----------           ----------          -----------           -----------
Net income                                             $       .57           $      .48          $      2.11           $      1.46
                                                       ===========           ==========          ===========           ===========

Weighted average common shares-basic                    11,750,828            6,279,391            9,155,629             6,232,675
                                                       ===========           ==========          ===========           ===========

Earnings per share-diluted:

Net income per common share before
minority interest and extraordinary gain               $       .56           $      .48          $      1.58           $      1.45
Minority interest                                                -                                       .01                     -
Extraordinary gain                                               -                    -                  .50                     -
                                                       -----------           ----------          -----------           -----------
Net income                                             $       .56           $      .48                 2.09           $      1.45
                                                       ===========           ==========          ===========           ===========

Weighted average common shares-diluted                  11,868,432            6,298,478            9,226,517             6,241,294
                                                       ===========           ==========          ===========           ===========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          For the nine months ended September 30,
                                                                                               2001                    2000
                                                                                               ----                    ----
Cash flows from operating activities
    Net Income                                                                             $ 19,294,449             $  9,070,582
    Adjustments to reconcile net income to net cash provided by operating activities:
      Minority interest                                                                         (50,262)                  38,598
     Gain on extinguishment of debt                                                          (4,633,454)                       -
      Depreciation and amortization                                                           2,450,640                2,104,183
      Accretion of loan discount                                                                      -                 (213,474)
      Increase in security deposit escrows                                                      (44,599)                 (66,148)
      (Increase) decrease in accrued interest receivable                                     (1,004,511)                  60,197
      Increase in prepaid expenses and other assets                                          (1,968,549)              (1,397,812)
      Increase (decrease) in accounts payable and accrued liabilities                           685,223                 (208,400)
      (Decrease) increase in accrued interest payable                                          (550,036)                 578,387
      Increase in deferred interest payable                                                           -                  296,331
      Increase in tenant security deposits                                                      292,457                  218,522
      Increase in deferred income                                                               459,292                   73,496
      (Decrease) Increase in borrowers' escrows                                                (521,964)                 175,695
                                                                                           ------------             ------------
         Net cash provided by operating activities                                           14,408,686               10,730,157
                                                                                           ------------             ------------

Cash flows from investing activities
      Purchase of furniture, fixtures and equipment                                            (317,549)                  (2,081)
      Real estate loans purchased                                                                     -               (1,828,333)
      Real estate loans originated                                                          (98,181,757)             (25,940,782)
      Principal repayments of loans                                                          54,333,947               12,260,006
      Real estate purchases and improvements                                                 (1,017,722)              (6,269,440)
      Utilization of reserves held by mortgagee to pay taxes                                    (93,698)                 643,889
      Cash paid for RAIT Capital Corp.                                                                -                 (712,148)
                                                                                           ------------             ------------
          Net cash used in investing activities                                             (45,276,779)             (21,848,889)
                                                                                           ------------             ------------

Cash flows from financing activities
     (Repayments) advances on secured line of credit                                        (20,000,000)               6,000,000
      Issuance of common shares, net                                                         81,747,305                  539,575
      Payment of dividends                                                                   (8,237,289)              (5,878,875)
      Principal repayments on senior indebtedness                                           (10,457,020)                (291,394)
      Principal repayments on long-term debt                                                   (577,830)                (506,411)
      Proceeds of senior indebtedness underlying Company's loans                              6,800,000               14,000,000
      Proceeds of long-term debt secured by real estate owned                                 2,275,000                  330,805
      Extinguishment of debt                                                                (20,248,435)                       -
      Other                                                                                           -                   41,689
                                                                                           ------------             ------------
          Net cash provided by financing activities                                          31,301,731               14,235,389
                                                                                           ------------             ------------

Net change in cash and cash equivalents                                                         433,638                3,116,657
                                                                                           ------------             ------------

Cash and cash equivalents, beginning of period                                                7,407,988               11,323,301
                                                                                           ------------             ------------

Cash and cash equivalents, end of period                                                   $  7,841,626             $ 14,439,958
                                                                                           ============             ============

         Noncash items:  Stock issued for purchase of RAIT Capital Corp.                   $          -             $    146,875
                                                                                           ============             ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)




NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, these unaudited financial statements contain all disclosures, which are necessary to present fairly the Company's consolidated financial position at September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the Company's financial position and results of operation for the interim periods. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - RESTRICTED CASH AND BORROWERS' ESCROWS

         Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans.

NOTE 3-INVESTMENTS IN REAL ESTATE LOANS

         The Company's portfolio of investments in real estate loans consisted of the following at September 30, 2001:

               Long-term first mortgages and senior loan participations           $ 10,547,302
               Mezzanine (including wraparound) loans                              138,964,176
               Short-term bridge loans                                              35,329,000
               Loan costs                                                               76,021
               Less: Provision for loan losses                                        (226,157)
                                                                                  ------------
                    Investments in real estate loans                               184,690,342
               Less: Senior indebtedness secured by real estate
                         underlying the Company's loans                            (50,629,368)
                                                                                  ------------
                    Net investments in real estate loans                          $134,060,974
                                                                                  ============

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


         The following is a summary description of the assets contained in the Company's portfolio of investments in real estate loans:

                                                              Number of     Average Loan-to-        Yield              Range of
                       Type of Loan                             Loans           Value               Range              Maturities
                       ------------                           ---------     ----------------        -----              ----------
Long-term first mortgages and senior loan participations           6              42%             11-16%           11/30/01-7/14/09
Mezzanine (including wraparound) loans                            24              85%             10-30%(1)          3/22/02-5/1/21
Short term bridge loans                                            8              71%             14-27%(1)        11/13/01-9/28/03

(1) Includes points charged.

         Approximately $69.5 million of the loans are secured by multi-family residential properties and $115.3 million of the loans are secured by commercial properties.

         As of September 30, 2001, senior indebtedness secured by real estate underlying the Company's wraparound loans consisted of the following:

                   Senior loan participation, secured by real estate, interest only at
                   9.5% due monthly, principal balance due October 1, 2003                      $   547,925

                   Senior loan participation, secured by real estate, interest only at
                   9.5% due monthly, principal balance due October 1, 2003                          747,171

                   Loan payable, secured by real estate, interest only at 9.5% due
                   monthly, principal balance due July 14, 2009                                     498,015

                   Loan payable, secured by real estate, monthly installments of
                   $13,789, including interest at 7.08%, remaining principal due
                   December 1, 2008                                                               1,857,028

                   Loan payable, secured by real estate, monthly installments of
                   $17,051, including interest at 6.83%, remaining principal due
                   December 1, 2008                                                               2,344,577

                   Loan payable, secured by real estate, monthly installments of
                   $10,070, including interest at 6.83%, remaining principal due
                   December 1, 2008                                                               1,497,189

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


                   Loan payable, secured by real estate, monthly installments of
                   $80,427, including interest at 6.95%, remaining principal due July
                   1, 2008                                                                      $11,723,852

                   Loan payable, secured by real estate, monthly installments of
                   $28,090, including interest at 6.82%, remaining principal due
                   November 1, 2008                                                               4,162,936

                   Loan payable, secured by real estate, monthly installments of
                   $72,005, including interest at 7.55%, remaining principal due
                   December 1 2008                                                                9,656,656

                   Loan payable, secured by real estate, monthly installments of
                   $88,575, including interest at 8.68%, remaining principal due
                   November 1, 2008                                                              10,869,881

                   Loan payable, secured by Company's interest in bridge loan of
                   $7,500,000, interest only at 8% due monthly, principal balance due
                   June 23, 2003                                                                  5,000,000

                   Loan payable, secured by Company's interest in
                   mezzanine loan of $2,948,276, principal payments
                   of $34,483 plus interest at 10.00% due monthly,
                   remaining principal balance due November 1, 2001                               1,724,138
                                                                                                -----------
                                                                                                $50,629,368
                                                                                                ===========

         As of September 30, 2001 the senior indebtedness secured by real estate underlying the Company's loans maturing in the remainder of 2001, over the next four years, and the aggregate indebtedness maturing thereafter, is as follows:

                            2001                           $   233,696
                            2002                             1,020,403
                            2003                             6,068,026
                            2004                             2,803,870
                            2005                             1,065,090
                      Thereafter                            39,438,283
                                                           -----------
                                                           $50,629,368
                                                           ===========

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


NOTE 4-INVESTMENTS IN REAL ESTATE

         Investments in real estate consisted of the following at September 30, 2001:

Land                                                              $    613,519
Office buildings and improvements                                   71,019,718
Apartment buildings                                                 42,629,300
                                                                  ------------
     Subtotal                                                      114,262,537
Less: Accumulated depreciation                                      (7,608,238)
                                                                  ------------
     Investments in real estate, net                              $106,654,299
                                                                  ============

         As of September 30, 2001, long-term debt secured by the Company's investments in real estate consisted of the following:

            Loan payable, secured by real estate, monthly installments of
            $8,008, including interest at 7.33%, remaining principal due August
            1, 2008                                                                $ 1,050,665

            Loan payable, secured by real estate, monthly installments of
            $288,314, including interest at 6.85%, remaining principal due
            August 1, 2008.                                                         42,629,831

            Loan payable, secured by real estate, monthly installments of
            $107,255, including interest at 7.73%, remaining principal due
            December 1, 2009 (1)                                                    14,761,795

            Loan payable, secured by real estate, monthly installments of
            $15,396, including interest at 7.17%, remaining principal due March
            1, 2012 (1)                                                              2,264,018

            Loan payable, secured by real estate, monthly installments of
            $87,960, including interest at 8.37%, remaining principal due March
            11, 2008 (2)                                                            11,594,248
                                                                                   -----------
                                                                                   $72,300,558
                                                                                   ===========


(1)  These loans relate to a single investment in real estate.

(2) As an inducement to pay interest at 8.37% from April 11, 1998 onward, rather than 7.89%, the lender provided a buy-up premium of $418,482 (balance of $301,853 at September 30, 2001) which is amortized over the term of the underlying debt.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)



         As of September 30, 2001 the amount of long-term debt secured by the Company's investments in real estate maturing in the remainder of 2001, over the next four years, and the aggregate indebtedness maturing thereafter, is as follows:

                               2001                           $   209,553
                               2002                               865,766
                               2003                               930,802
                               2004                             1,000,740
                               2005                             1,075,952
                         Thereafter                            68,217,247
                                                              -----------
                                                              $72,300,558
                                                              ===========
NOTE 5-RELATED PARTY TRANSACTIONS

         The Chairman and Chief Executive Officer of the Company is the spouse of the Chairman, Chief Executive Officer and President of Resource America, Inc., ("RAI", the sponsor and 10.6% shareholder of the Company) and a parent of a director of RAI. A trustee of the Company is her son, who is also Executive Vice President of RAI. The President and Chief Operating Officer of the Company is a director of RAI.

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

NOTE 6 -SHAREHOLDERS' EQUITY

         In July, RAIT issued an additional 2,550,000 common shares at $15.25 per share. After underwriting discounts and commissions of $0.78 per share, the Company received net proceeds of $36.7 million. Total offering costs approximated $2.9 million including underwriting discounts. 105,000 of the common shares sold in the public offering were purchased by RAI, and 64,899 common shares sold in the public offering were purchased by officers and trustees of the Company, and related persons, all at a price of $14.41 per share (a price equal to the public offering price less the selling concession.) The shares purchased by officers and trustees of the Company, along with the RAI shares, were subject to restrictions on sale or disposal without the consent of the underwriters for a period of 90 days following the Closing Date. The remaining common shares were purchased separately and were freely tradable immediately upon issuance.

         In August, RAIT issued an additional 338,983 shares associated with the over allotment of its July offering at $15.25 per share. After underwriting discounts and commissions, the Company received total net proceeds of $5.4 million.

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

Overview

         The Company commenced investment operations in January 1998. Its principal business objective is to generate income for distribution to its shareholders from a combination of interest, rents, distributions in respect of rents where the Company owns an equity interest in real property, and proceeds from the sale of the Company's investments. The Company completed four public offerings of its common shares, two during 1998 and two in 2001, and utilized these proceeds, combined with repayment and refinancing of its loans and property interests and its line of credit, to build its investment portfolio.

Liquidity and Capital Resources

         Since commencement of investment operations in January 1998, the principal source of the Company's capital resources has been the offerings of its common shares. After offering costs and underwriting discounts and commissions, the four offerings completed through September 30, 2001 resulted in net proceeds to the Company of $169.0 million. Secondarily, the Company has obtained capital resources from the repayment, refinancing, and sale of loans in its portfolio (or principal payments on those loans), aggregating $28.3 million and $61.1 million for the three and nine months ended September 30, 2001, respectively. The principal use of these funds during the three and nine months ended September 30, 2001 has been the origination, acquisition and purchase of loans in the amount of $40.5 million for the quarter ended September 30, 2001 and $98.2 million for the nine months ended September 30, 2001 and, as a result of the strategic increase in the time period between the Company's origination of loans and the consummation of senior lien refinancing in anticipation of the Company's two offerings in 2001, a reduction in outstanding senior lien, long term and line of credit financing.

         The Company also receives funds from interest payments on its loans and operating income from its property interests. As required by the Internal Revenue Code of 1986, the Company utilizes these funds (to the extent of not less than 90% of its taxable income) to pay dividends to its shareholders. For the quarter ended September 30, 2001, the Company declared dividends of $6.5 million, which were paid on October 12, 2001.

                  The infusion of new capital from the March and July 2001 public offerings has improved the liquidity of the Company. Prior to the closing of the offerings, the Company had pursued a strategy of providing shorter-term financing to its borrowers, generally in the form of bridge financing, to increase the turnover of its investments, and obtaining refinancing of the Company's loans through senior lenders, with the Company retaining junior interests. The Company anticipates that it will continue to provide shorter-term financing and obtain senior lien refinancing of its investments in loans and properties, combined with the utilization of the secured credit line, in order to maintain liquidity. However, as a result of its improved liquidity, the Company may also provide longer-term financings as such appropriate opportunities arise.

         At September 30, 2001, the Company had approximately $1.4 million in funds available for investment ($6.5 million of cash held at September 30, 2001 was reserved to pay a cash dividend on October 12, 2001). All cash was temporarily invested in a money-market account that the Company believes has a high degree of liquidity and safety.

         Results of Operations

         The Company had average earning net assets for the three and nine months ended September 30, 2001 of $161.3 million and $127.7 million, respectively, as compared to $106.7 million and $105.0 million for the three and nine months ended September 30, 2000, including $7.3 million and $7.6 million of average earning assets invested in a money-market account for the three and nine months ended September 30, 2001, respectively, as compared to $8.6 and $12.9 million for the three and nine months ended September 30, 2000. The increases in total average earning net assets from the three and nine months ended September 30, 2000 to the corresponding periods in 2001 were due to the completion of the Company's public offerings in March and July 2001. The decreases in average earning assets invested in a money-market account from the three and nine months ended September 30, 2000 to the corresponding periods in 2001 were due to the Company's recent ability to obtain senior lien refinancings of most types of loans it originates rather than only first mortgage loans. This ability to refinance increases the amount the Company may draw under its senior secured line of credit, thereby allowing the Company to maintain less cash on hand.

         Interest income derived from financings was $5.9 million and $16.2 million for the three and nine months ended September 30, 2001 as compared to $4.9 million and $13.6 million for the corresponding periods in 2000. Interest income from money-market accounts was $139,000 and $276,000 for the three and nine months ended September 30, 2001 compared to $75,000 and $418,000 for the corresponding periods in 2000. The increases in interest income from both the three and nine months ended September 30, 2000 to the corresponding periods in 2001 were due to an increase in the Company's investments in real estate loans, $184.7 million at September 30, 2001 versus $143.5 million at September 30, 2000, resulting from the infusion of new capital in March and July 2001 and the Company's ability to obtain investable cash from senior lien refinancings of its loans. The increase in interest income from money-market accounts from the three months ended September 30, 2000 to the corresponding period in 2001 was due to the proceeds of the July 2001 offering being temporarily invested in a money-market account until they were utilized at the end of the third quarter of 2001. The decrease in interest income from money-market accounts from the nine months ended September 30, 2000 to the corresponding period in 2001 was due to a lower average balance of assets invested in money-market accounts during the period due to increased availability of credit line financing as discussed above. The yield on average earning non-money- market net assets was 21.0% and 21.8% for the three and nine months ended September 30, 2001 and was $17.7% and 17.2% for the corresponding periods in 2000. The increases in yield are due to a decrease in the Company's cost of funds due to utilization of its secured line of credit and to the Company's ability to increase the pricing of its loans in response to market conditions. The yield on average earning money-market account assets was 3.9% for both the three and nine months ended September 30, 2001 as compared to 4.8% and 4.3% for the three and nine months ended September 30, 2000. The decrease in yield on average earning money-market account assets was due to a decrease in amounts paid by banks on money-market funds.

         The Company derived $5.7 million from rents from its property interests for the quarter ended September 30, 2001 and $16.0 million for the nine months ended September 30, 2001, as compared to $4.7 million for the quarter ended September 30, 2000 and $13.5 million for the nine months ended September 30, 2000. The increase in rents from the Company's property interests from the three and nine months ended September 30, 2000 to the same periods in 2001 was due to new investments by the Company as a result of both the infusion of additional capital in March and July 2001 from its public offerings and the availability of senior lien refinancing.

         The Company recognized fee and other income in the amount of $2.6 million for the three months ended September 30, 2001 and $4.7 million for the nine months ended September 30, 2001, as compared to $222,000 for the three months ended September 30, 2000 and $921,000 for the nine months ended September 30, 2000. The increases in fee and other income from the three and nine months ended September 30, 2000 to the same periods in 2001 are due to $493,000 and $931,000 of income for the three and nine months ended September 30, 2001 compared to $163,000 of income for the three and nine months ended September 30,2000 from the Company's real estate finance subsidiary, RAIT Capital Corp., which was acquired in August 2000, and $1.0 million and $2.4 million relating to fees earned in the three and nine months ended September 30, 2001, respectively, for services performed in the structuring of certain transactions. In addition, in July 2001 the Company collected a $1.0 million exit fee at the end of a loan term.

         During the quarter and nine months ended September 30, 2001, the Company incurred expenses of $7.7 million and $22.6 million compared to $6.9 million and $19.3 million for the three and nine months ended September 30, 2000. The expenses consist of interest expense, operating expenses relating to the Company's property interests, salaries and benefits, general and administrative, and depreciation and amortization. Interest expense was $2.6 million and $8.5 million for the three and nine months ended September 30, 2001 as compared to $3.5 million and $9.5 million for the corresponding periods in 2000. Interest expense relates to interest payments made on senior indebtedness encumbering properties underlying the Company's investments in real estate loans and properties owned by the Company and interest payments made on the Company's secured line of credit. The decreases in interest expense from the three and nine months ended September 30, 2000 to the same periods in 2001 were due to lower average balances of all such indebtedness in 2001 as a result of the repayment of indebtedness with the proceeds of the public offerings in March and July 2001, and a strategic increase in the time period between the Company's origination of loans and the consummation of senior lien refinancing in anticipation of the closing of the offerings. In addition, the prime interest rate, upon which most of the Company's indebtedness is based, went from a nine-year high of 9.5% at September 30, 2000 to 6.0% at September 30, 2001.

         Property operating expenses were $3.4 million and $8.9 million for the three and nine months ended September 30, 2001 compared to $2.2 million and $6.5 million for the corresponding periods in 2000. Depreciation and amortization was $800,000 and $2.5 million for the three and nine months ended September 30, 2001 as compared to $754,000 and $2.1 million for the corresponding periods in 2000.

The increases in property operating expenses, depreciation and amortization from the three and nine months ended September 30, 2000 to the corresponding periods in 2001, were due to new investments by the Company as a result of both the infusion of additional capital in March and July 2001 and the availability of senior lien refinancing.

         Salaries and benefits were $521,000 and $1.8 million for the three and nine months ended September 30, 2001 as compared to $202,000 and $728,000 for the corresponding periods in 2000. General and administrative expenses were $330,000 and $1.1 million for the three and nine months ended September 30, 2001 as compared to $235,000 and $509,000 for the corresponding periods in 2000. The increases in salaries and related benefits and general and administrative expenses from the three and nine months ended September 30, 2000 to the same periods in 2001 were due to the acquisition of the company's real estate finance subsidiary, RAIT Capital Corp., in August, 2000.

         The salary, related benefits, and general and administrative expenses incurred by that subsidiary totaled approximately $161,000 and $602,000 for the three and nine months ended September 30, 2001, respectively as compared to $158,000 for the three and nine months ended September 30, 2000.

         Increased personnel and occupancy expenses reflect the Company's expansion of its staff to support the increased size of the Company's portfolio due to the infusion of new capital.

         The Company has not experienced any direct negative effects from the current economic slowdown in the United States. Demand for the Company's financing remains at or above levels in prior periods; and, the Company has not experienced any payment defaults by borrowers or tenants. The Company cannot, however, predict the effect, if any, that continuance of the economic slowdown may have on it.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II OTHER INFORMATION
-------------------------

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

(b) Reports on Form 8-K

(1) No reports on Form 8-K were filed during the quarter ending September 30, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 6, 2001                           /s/ Ellen J. DiStefano
----------------                          ----------------------
DATE                                       Ellen J. DiStefano
                                           Chief Financial Officer
                                           (On behalf of the registrant and
                                           as its principal financial officer)