Form 10-K
period 2001-12-31
RAIT INVESTMENT TRUST
filed 2002-04-01
CIK 1045425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                    -----------------  ------------------

                         Commission file Number   1-14760

                               -------------------

                              RAIT INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)

            MARYLAND                                       23-2919819
----------------------------------                ----------------------------
 (State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                        Identification No.)

      c/o RAIT Partnership, L.P.
    1818 MARKET STREET, 28TH FLOOR
           PHILADELPHIA, PA                                  19103
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (215) 861-7900

                              -------------------

Securities registered pursuant to Section 12 (b) of the Act:

         Title of each class          Name of each exchange on which registered
COMMON SHARES OF BENEFICIAL INTEREST                   NYSE


          Securities registered pursuant to Section 12 (g) of the Act:
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K, [ ]

         The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing price of such shares on March 29, 2002, was approximately $301,774,000 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for registrants Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

         o we acquire real estate loans from others; and

         o we acquire real properties or interests in real properties.

         We seek to generate income for distribution to our shareholders from a combination of interest, rents, distributions in respect of rents where we own an equity interest in a real property, and proceeds from the sale of our investments.

         We were formed in August 1997. We commenced operations upon completion of our initial public offering in January 1998, which resulted in net proceeds of $44.4 million. We made a second public offering in June 1998, which resulted in an additional $41.1 million of net proceeds. At December 31, 2001, we had total assets of $334.6 million including 36 loans with a book value of $197.3 million (less senior debt of $36.8 million) and five property interests with a book value of $104.9 million (less senior debt of $54.3 million). At December 31, 2000 we had total assets of $270.1 million including 26 loans with a book value of $140.7 million (less senior debt of $54.3 million) and five property interests with a book value of $107.9 million (less senior debt of $94.1 million).

Cautionary Statements for Purposes of the Safe Harbor

         Statements made by the Company in written or oral form to various persons, including statements made in filings with the U.S. Security and Exchange Commission that are not historical in nature, including those using the words "anticipate," "estimate," should," "expect," "believe," "intent," and similar expressions, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including, among other things:

         o business conditions and the general economy, especially as they affect interest rates;

         o defaults by borrowers in paying debt service on our loans, particularly our subordinated and discounted loans;

         o illiquidity of our portfolio of loans and property interests;

         o our inability to originate or acquire loans or property interests on favorable terms; and

         o our inability to maintain our real estate investment trust qualification.

Direct Lending

         We make real estate loans directly to borrowers whose financing needs do not conform to the criteria of institutional lenders and lenders that securitize loans. We attempt to adapt the terms of our direct loans to meet the particular needs of a borrower. We emphasize junior lien or other forms of subordinated, or "mezzanine," financing, including wraparound financing, with principal amounts generally between $2.0 million and $30.0 million. We are not limited in the types of financing we may provide, however, and may provide first lien financing. As of December 31, 2001, 29 of our 36 loans, constituting 58.8% of our loans by book value, were junior lien loans. We also provide short-term bridge financing. This financing may be in excess of our targeted size range where the borrower has a committed source of take-out financing, or we believe that it can arrange take-out financing, to reduce our investment to an amount within our targeted size range.


         We seek to include "appreciation interest" provisions in our loans. These provisions require a borrower to pay us a percentage of any increase in the value of a property underlying one of our loans over the value of the property at the time the loan is made or over a value agreed upon by us and the borrower. Alternatively, these provisions may require payment of a percentage of the increase in a property's revenues over a stated revenue level, usually the level at the time the loan is made. The measurement period for an appreciation interest typically ends at loan repayment. We generally seek an appreciation interest of at least 25%, and may seek to obtain both types of appreciation interests in appropriate circumstances. Of the 36 loans in our portfolio as of December 31, 2001, 18 have appreciation interests, constituting 59.2% of our loans by book value. Five of these appreciation interests, with respect to loans constituting 12.4% of our loans by book value, is less than the 25% target rate.

Loan Acquisition

         We also acquire existing real property loans held by banks, other institutional lenders or third-party investors. We focus on loans that, because of one or more past defaults under the original loan terms due to lack of a strong operating history for the underlying properties, the borrowers' historical credit problems, cash flow problems at the underlying properties or other factors, we can acquire at a discount to their outstanding balances and the appraised value of their underlying properties. We will not acquire any loan, however, unless the prior loan holder, property owner or some other person has taken material steps to resolve the problems relating to the loan and its underlying property and where completion of the resolution process will not involve our active intervention. We seek to acquire loans for which completion of the resolution process will enhance our total return through increased yields or realization of some portion or all of the discount at which they were acquired.

         Typically, the resolution process for discounted loans involves forbearance agreements. A forbearance agreement typically requires a borrower to pay to the lender all revenue from the property after payment of that property's operating expenses in return for the lender's agreement to withhold exercising its rights under the loan documents. As of December 31, 2001, five of our loans, constituting 7.4% of our loans by book value, had been acquired at a discount to both their outstanding balances and the appraised values of the underlying properties. Each of the ten loans is in default under its original loan terms but is current under the related forbearance agreement.

         We may acquire loans that are not secured by recorded or perfected liens. Of the 36 Loans in our portfolio as of December 31, 2001, 25 loans, constituting 41.2% of our loans by book value were not collateralized by recorded or perfected liens. Management believes that the following matters may serve to mitigate our risks where no recorded or perfected lien exists. First, rents and other cash flow from the underlying properties generally must be deposited directly to a bank account controlled by us. Second, future liens encumbering the underlying properties are generally prohibited by the senior lenders. Finally, we generally hold a deed-in-lieu of foreclosure or nominal cost purchase option that may enable us to enforce our rights against the underlying property in an expedited fashion. However, none of these factors will assure that these loans are collected. Moreover, filing a deed-in-lieu of foreclosure with respect to these loans may (and, with respect to the existing loans, will) constitute an event of default under related senior debt. Any such default would require us to acquire or pay off the senior debt in order to protect our investment.

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

         In departing from a particular guideline for any loan, we typically consider factors that would cause the underlying property to be in compliance with the guidelines within a reasonable time following initial funding of the loan. For example, we may depart from the cash flow guidelines where the borrower can demonstrate that historical cash flow will not be representative of cash flow during the term of the loan, and may depart from loan-to-value guidelines where the borrower can demonstrate that the application of the loan proceeds will result in an increase in property value. Except for eight loans at December 31, 2001, constituting 8.1% of our total assets, that exceeded the 90% loan-to-value guideline, our loans conformed to the guidelines. Notwithstanding the foregoing, these guidelines may be changed by our Board of Trustees without notice to or approval by the shareholders.

Location of Properties Relating to Loans

         We generally finance properties located in metropolitan areas of the United States where there is a significant amount of small, multi-family residential, office and other commercial properties. To date, we have focused our financing activities in Philadelphia, Pennsylvania and the Baltimore/Washington corridor. Of the 36 loans in our portfolio as of December 31, 2001, 15 related to properties located in the Philadelphia metropolitan area, and eight were located in the Baltimore/Washington corridor. We are not, however, subject to geographic limitations and, accordingly, may provide loans in metropolitan areas other than Philadelphia and the Baltimore/Washington corridor, in metropolitan areas that do not readily fit our targeted characteristics, or in geographic areas that are outside of metropolitan areas, as appropriate opportunities are identified.

Types of Properties Relating to Loans

         We focus our financing activities on multi-family residential, office and other commercial properties with property values generally between $2.0 million and $30.0 million. We may, in appropriate circumstances as determined by the Board of Trustees, provide financing to properties with values outside this range, as was the case with nine loans, constituting 5.7% of our loans, by book value, at December 31, 2001. We do not normally finance undeveloped property or make loans in situations where construction is involved except where the underlying property, and any additional real property collateral we may require as security, as it exists at the time of financing, meets our loan-to-value guidelines. In situations where a loan is made with respect to a property that does not meet our cash flow guidelines, we typically require that the developers and their controlling persons personally guarantee the loan, and that some of all of these persons, individually or in the aggregate, have net worth sufficient to repay the loan in the event of default. Any such loan may also condition funding upon the satisfaction of certain property income or occupancy criteria. We are not limited in the amount or percentage of our loans in any category of property.

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

Loan Portfolio

         The following table sets forth information regarding our loans as of December 31, 2001:

                                          Investments in                    Average
                                            real estate         Number      loan-to-           Range of              Range of
          Type of loan                         loans           of loans     value(1)         loan yields(2)         maturities
          ------------                     -------------       --------    ---------         --------------         ----------
Long-term first mortgages and
   senior loan participations(3)(4)....    $  5,700,036           2           42%                10-12%           4/30/02-8/31/05

Mezzanine (including
   wraparound) loans (5)...............     108,007,250          22           86%                11-45%           3/22/02-5/1/21

Short-term bridge loans (6)............      83,728,208          12           74%                11-20%           3/31/02-11/13/03

-----------------
(1) Calculated as outstanding loan balance divided by the appraised value of the underlying collateral based on appraisals we obtained when the loan was originated or purchased.
(2) All of our loans are at fixed rates.
(3) Both of these loans are cash flow loans or participations in cash flow loans. A cash flow loan, although at a stated rate of interest, must pay interest to the extent of all cash flow from the property underlying the loan after property operating expenses. Our cash flow loans are loans in default under the original loan terms that we acquired at a discount and are subject to forbearance agreements.
(4) Both of these loans have appreciation interests.
(5) Includes $31.8 million of senior financing secured by real property underlying our loans. All of these loans are junior lien loans or other forms of subordinated financing. Three loans, in the aggregate amount of $9.0 million at December 31, 2001, are cash flow loans and are subject to forbearance agreements. 13 loans, in the aggregate amount of $71.4 million at December 31, 2001, including three cash flow loans, in the aggregate amount of $9.0 million at December 31, 2001, have appreciation interests.
(6) Includes $5.0 million of senior financing. Three of these loans, in the aggregate amount of $45.4 million at December 31, 2001, have appreciation interests. Three of these loans, in the aggregate amount of $17.1 million at December 31, 2001, are secured by guarantees from the principals of the borrowers.

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

         Our loans typically provide payment structures other than equal periodic payments that retire a loan over its specified term, including structures that defer payment of some portion of accruing interest, or defer repayment of principal, until loan maturity. Where a borrower must pay a loan balance in a large lump sum payment when a loan is due, its ability to satisfy this obligation may depend upon its ability to obtain suitable refinancing or otherwise to raise a substantial cash amount, which we do not control and which may be subject to the same consideratons we describe in "Real Property Considerations," below. In addition, mortgage lenders can lose their lien priority in many jurisdictions, including those in which our existing loans are located, to persons who supply labor and materials to a property. For these and other reasons, the total amount that we may recover from one of our loans may be less than the total amount of that loan or our cost of acquisition.

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

         Investment in subordinate loans involves increased risk of loss. We emphasize junior lien loans and other forms of subordinated financing, including wraparound loans. Because of their subordinate position, junior lien loans carry a greater credit risk than senior lien financing, including a substantially greater risk of non-payment of interest or principal. Where, as part of a financing structure, we take an equity or other unsecured position, our risk of loss may be materially increased. A decline in the real estate market could adversely affect the value of the property so that the aggregate outstanding balances of senior liens may exceed the value of the underlying property. In the event of a default on a senior loan, we may elect to make payments, if we have the right to do so, in order to prevent foreclosure on the senior loans. In the event of foreclosure, we will be entitled to share in the proceeds only after satisfaction of the amounts due to senior lienors, which may result in our being unable to recover the full amount, or any, of our investment. It is also possible that, in some cases, a "due on sale" clause included in a senior mortgage, which accelerates the amount due under the senior mortgage in case of the sale of the property, may apply to the sale of the property if we foreclose, increasing our risk of loss.

         When we acquire a junior loan, we may not acquire the right to service senior loans. The servicers of the senior loans are responsible to the holders of those loans, whose interests will likely not coincide with ours, particularly in the event of a default. Accordingly, the senior loans may not be serviced in a manner advantageous to us.

         As of December 31, 2001, 25 of our loans, constituting 41.2% of our loans by book value, were not collateralized by recorded or perfected liens, although eighteen of these loans, constituting 29.4% of our loans by book value, are secured by deeds-in-lieu of foreclosure, also known as "pocket deeds." A deed-in-lieu of foreclosure is a deed executed in blank that the holder is entitled to record immediately upon a default in the loan. 21 of these loans, constituting 36.6% of our loans by book value, are secured by pledges of equity interests in the borrowers. These 25 loans are subordinate not only to existing liens encumbering the underlying property, but also to future judgment or other liens that may arise. Furthermore, in a bankruptcy we will have materially fewer rights than secured creditors and our rights will be subordinate to the lien-like rights of the bankruptcy trustee. Moreover, enforcement of our loans against the underlying properties will involve a longer and more complex legal process than enforcement of a mortgage loan.

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

         Financing with high loan-to-value ratios may involve increased risk of loss. We anticipate that many of our loans will have loan-to-value ratios in excess of 80%. A loan-to-value ratio is the ratio of the amount of our financing, plus the amount of any senior indebtedness, to the appraised value of the property underlying the loan. As of December 31, 2001, 22 of our loans, constituting 61.3% of our loans by book value, had loan-to-value ratios in excess of 80%. By reducing the margin available to cover fluctuations in property value, a high loan-to-value ratio increases the risk that, upon default, the amount obtainable from the sale of the underlying property may be insufficient to repay the financing.

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

         Interest rate changes will also affect the return we obtain on new loans. In particular, during a period of declining rates, our reinvestment of loan repayments may be at lower rates than we obtained in prior investments or on the repaid loans. Also, increases in interest on debt we incur may not be reflected in increased rates of return on the investments funded through that debt, which would adversely affect our return on those investments. Accordingly, interest rate changes may materially affect the total return on our investment portfolio, which in turn will affect the amount available for distribution to shareholders.

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

         We may not obtain appreciation interests at the rate we seek, or at all; we may not benefit from appreciation interests we do obtain. In addition to an agreed upon interest rate, we seek to obtain appreciation interests from our borrowers. Appreciation interests require a borrower to pay us additional amounts based upon a property's increase in value, increase in revenues, or both. While we seek appreciation interests at rates of at least 25%, we may not be able to obtain these rates. Moreover, we may not be able to negotiate appreciation interest provisions in any of our loans. In addition, while we sought to structure the interest rates on our existing loans to maximize our current yield, we may in the future accept a lower interest rate to obtain an appreciation interest. The value of any appreciation interest depends on the performance and value of the property underlying the loan and, thus, is subject to real estate investment risks. Accordingly, we may not realize any benefits from our appreciation interests. We do not anticipate receiving significant amounts from our appreciation interests in the early years of our loans.

         Appreciation interests may cause loss of the priority of our lien. Because appreciation interests allow us to participate in the increase in a property's value or revenue, courts, including a court in a bankruptcy, arrangement or similar proceeding, may determine that we should be treated as a partner of, or joint venturer with, the borrower. If a court makes that determination, we could lose our lien priority in the property or lose any benefit of our lien.

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

         The competition for financing may inhibit our ability to achieve our objectives. We may encounter significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, investment bankers and others, including public or private real estate investment trusts, or REITs. This competition could reduce our yields and make it more difficult to obtain appreciation interests. It may also increase the price, and thus reduce potential yields, on discounted loans we acquire. Most of our competitors have substantially greater assets than we do. As such, they have the ability to make larger loans to more creditworthy borrowers and to have a more diversified loan portfolio, which reduces the risk of loss from any one loan. An increase in the general availability of funds to lenders, or a decrease in the amount of borrowing activity, may increase competition for making loans and may reduce obtainable yields or increase the credit risk inherent in the available loans.

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

Acquisition of Property Interests

         We also acquire real property either directly, or indirectly through ownership of an interest in an entity that itself owns a real property. We believe that acquiring property interests is advantageous for three reasons. First, it gives us flexibility in addressing the financial needs and tax situations of borrowers in situations where debt financing may not be appropriate. Second, it provides us with the opportunity to participate in capital appreciation in addition to current income. Third, it assists us in our tax planning. Certain of our current loans and, we anticipate, some of our future loans, may result in timing differences between:

         o the actual receipt of income and actual payment of deductible expenses, and

         o the inclusion of that income and deduction of those expenses in arriving at our REIT taxable income.

This would increase the amount that we must distribute to our shareholders to avoid corporate income tax in such year, although we may not receive contemporaneous corresponding cash payments. Depreciation deductions associated with our property interests, however, should help offset such adverse tax effects.

         We currently own property interests as follows:

         o 500-unit apartment building in Philadelphia, Pennsylvania with a cost of $19.8 million. After acquisition, we obtained non-recourse financing of $15.0 million ($14.7 million at December 31, 2001), which bears interest at 7.73% and is due on December 1, 2009 and $2.3 million ($2.3 million at December 31, 2001), which bears interest at an annual rate of 7.17% and is due March 1, 2012.

         o 25% preferred interest in a limited liability company that owns a 168-unit apartment complex in Baltimore, Maryland. We originally acquired 100% of the limited liability company for $4.4 million. We subsequently sold a 75% interest in the limited liability company to a third party. The property is subject to $3.9 million of non-recourse financing ($3.8 million at December 31, 2001), which bears interest at 7.88% and is due on November 1, 2009 and $1.4 million ($1.4 million at December 31, 2001) which bears interest at an annual rate of 6.82% and is due October 2011.


         o 89% partnership interest in a partnership that owns a building in Philadelphia, Pennsylvania with 456,000 square feet of office/retail space. We acquired our interest for $750,000. In March 2001, we also acquired two subordinated loans with respect to the property for $20.2 million. The aggregate original principal amount of the two loans was $23.2 million. Including these two loans, the property is subject to non-recourse financing of $44.0 million ($42.5 million at December 31, 2001) which bears interest at an annual rate of 6.85% and is due on August 1, 2008.

         o Building in Rohrerstown, Pennsylvania with 12,630 square feet on 2.93 acres used as a diagnostic imaging center. We acquired the property for $1.7 million. After acquisition, we obtained non-recourse financing of $1.1 million ($1.0 million at December 31, 2001), which bears interest at 7.33% and is due on August 1, 2008.

          o 50% preferred interest in a limited liability company that owns a building in Philadelphia, Pennsylvania with 88 apartment units and 56,000 square feet of commercial space. We acquired our interest for $5.6 million. The property is subject to financing of $11.6 million ($11.6 million at December 31, 2001), which bears interest at 8.37% and is due on March 11, 2028.

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

Real Property Considerations

         The value of our property interests depends on conditions beyond our control. Real property investments are subject to varying degrees of risk. Yields from our real properties depend on their net income and capital appreciation. Income from, and appreciation of, our properties may be adversely affected by general and local economic conditions, neighborhood values, competitive overbuilding, weather, casualty losses and other factors beyond our control. The value of real properties may also be affected by factors such as the costs of compliance with regulations and liability under applicable environmental laws, changes in interest rate and the availability of financing. Income from a property will be adversely affected if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. Operating and other expenses of our properties, particularly significant expenses such as mortgage payments, real estate taxes and maintenance costs, generally do not decrease when income decreases and, even if revenues increase, operating and other expenses may increase faster than revenues.

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

         Uninsured and underinsured losses may affect the value of, or our return from, our property interests. Our properties, and the properties underlying our loans, have comprehensive insurance in amounts we believe are sufficient to permit the replacement of the properties in the event of a total loss, subject to applicable deductibles. There are, however, certain types of losses, such as earthquakes, floods and hurricanes, that may be uninsurable or not economically insurable. Also, inflation, changes in building codes and ordinances, environmental considerations and other factors might make it impracticable to use insurance proceeds to replace a damaged or destroyed property. If any of these or similar events occurs, it may reduce our return from an affected property and the value of our investment.

         We may have less control of our investment when we invest in joint ventures, partnerships or similar real property interests. Our acquisition of equity interests in entities which own real property provides risks not present in real property loans or direct property ownership. For example, the other equity owners in the entity holding the property might have economic or business interests or goals which are inconsistent with our business interests or goals and may be in a position to take action contrary to our instructions or to our policies and objectives. Moreover, if we are a limited partner in a limited partnership and have rights allowing us control over the partnership or its property, we may be deemed to be a general partner and liable for the debts of the partnership beyond the amount of our investment.

         Real properties with environmental problems may create liability for us. The existence of hazardous or toxic substances on a property will adversely affect its value and our ability to sell or borrow against the property. Contamination of a real property by hazardous substances or toxic wastes not only may give rise to a lien on that property to assure payment of the cost of remediation, but also can result in liability to us as owner, operator or lender for that cost. Many environmental laws can impose liability whether we know of, or are responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if it neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses, and may materially limit our use of our properties and may adversely affect our ability to make distributions to our shareholders. In addition, future or amended laws, or more stringent interpretations or enforcement policies with respet to existing environmental requirements, may increase our exposure to environmental liability.

         Compliance with Americans with Disabilities Act may adversely affect our financial condition. Under the Americans with Disabilities Act of 1990, all public accommodations must meet federal requirements for access and use by disabled persons. We believe that our properties, and those underlying our loans, substantially comply with the requirements of the Americans with Disabilities Act. However, a determination that these properties do not comply with the Americans with Disabilities Act could result in liability for both governmental fines and damages to private parties. If we or our borrowers were required to make unanticipated major modifications to comply with the Americans with Disabilities Act, it could adversely affect our ability to make distributions to shareholders.

Leverage

         Although we may incur recourse debt to fund our investments, we generally do not do so unless we do not have immediately available capital sufficient to enable us to acquire a particular investment. We may also incur recourse debt in order to prevent default under loans senior to our loans or to discharge senior loans entirely if this becomes necessary to protect our loan. This may occur if foreclosure proceedings are instituted by the holder of a mortgage interest which is senior to our loan or if filing a deed-in-lieu of foreclosure upon default of our loan would constitute a default under a related senior loan. We may incur recourse indebtedness in order to assist in the operation of any property financed by us whose operations we have taken over as a result of default, or to protect our loan. We may also borrow to meet REIT distribution requirements imposed by the Internal Revenue Code. Some or all of our assets may collateralize debt we incur. We anticipate that, in normal operations, we will not exceed a debt to equity ratio of 0.5 to 1.0. For purposes of calculating this ratio, our indebtedness equals all of our recourse indebtedness, and equity is based on the fair market value of our net assets. However, where a loan is in the form of wraparound financing, the stated principal amount of the loan for book purposes increases by the amount of the senior debt to which the underlying property is subject, and we record a corresponding liability, even where the sole recourse for the senior debt is to the underlying property. Any such senior debt is not included in calculating our debt to equity ratio. However, the amount of debt that we may incur, is not subject to limitation; we may therefore have a debt to equity ratio that may from time to time vary substantially from 0.5 to 1.0, if appropriate investment opportunities are presented. At December 31, 2001 our debt to equity ratio did not exceed 0.5 to 1.0.

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

Portfolio Turnover

         We do not purchase investments with the intention of engaging in short-term trading. We may, however, sell any particular investment and reinvest proceeds, subject to distribution requirements and limitations on asset sales imposed on a REIT by the Internal Revenue Code, if we believe it is prudent to do so, regardless of the length of the holding period. In addition, we also provide bridge loan financing requiring repayment within a substantially shorter period of time than our other Loans. We may reinvest the proceeds of these loans into new loans or may roll them over to permanent financing. For the year ended December 31, 2001, we sold three loans totaling $2.8 million.

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

                                     PART II

Item 2.  Properties

         Our office is located in Philadelphia and is subleased under an operating lease with The Bancorp.com, Inc., whose Chief Executive Officer is, and whose Chairman is the son of, our Chairman and Chief Executive Officer. The sublease expires in August 2010. Our rent is based on the amount of square footage we occupy plus an allocation of common area expenses. See Note 11, Notes to Consolidated Financial Statements in Item 8. For a description of property interests owned, see Item 1.

         In March 2000, we began subleasing suburban office space at an annual rental of $10,000. The sublease expired February 28, 2001; however, it contains automatic one-year renewal options.

Item 3.  Legal Proceedings

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Market for the Company's Common Equity and Related Shareholder Matters

         Our common shares trade on the New York Stock Exchange under the symbol "RAS."

         The following table sets forth the high and low sale prices of our common shares and distribution payments on our common shares on a quarterly basis for our last two fiscal years.

                                                          Cash distributions
                           High             Low                per share
                           ----             ---           ------------------
Fiscal 2001
-----------
Fourth quarter            $17.50           $15.55                $.56
Third quarter              17.25            13.90                 .52
Second quarter             17.00            15.60                 .52
First quarter              15.69            12.35                 .52

Fiscal 2000
-----------
Fourth quarter            $12.85           $11.25                 .51
Third quarter              12.88            10.44                 .51
Second quarter             11.13             9.94                 .51
First quarter              11.44            10.06                 .51


As of March 19, 2002, there were 16,705,542 common shares outstanding held by approximately 6,900 persons of record.

Item 6.  Selected Financial Data

         The following selected financial and operating information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, including the notes thereto, included elsewhere herein.

                                                                                                   For the
                                                                                                   period
                                                                                                  August 20,
                                                                                                  1997 (date
                                                                                                      of
                                                                                                   inception)
                                                As of and for the year ended December 31,           through
                                                -----------------------------------------           December
                                                   2001         2000        1999        1998        31, 1997
                                                   ----         ----        ----        ----       ----------
                                                      (dollars in thousands except per share data)
Operating data:
  Total revenues                                  $ 52,430    $ 38,549    $ 34,122    $ 17,177            --
  Total costs and expenses                          30,191      26,419      21,178       8,778        $   46
  Net income (Loss) before extraordinary item       22,280      12,055      12,962       8,474           (46)
  Extraordinary item                                 4,633          --          --          --            --
  Net income (loss)                                 26,914      12,055      12,962       8,474           (46)
Basic earnings per share:
  Net income per share before extraordinary item      2.21        1.93        2.10        1.82
  Net income per share                                2.68        1.93        2.10        1.82
  Diluted earnings per share:
  Net income per share before extraordinary item      2.19        1.92        2.09        1.81
  Net income per share                                2.65        1.92        2.09        1.81
Balance sheet data:
  Total assets                                     334,603     270,120     269,829     201,259         2,192
  Indebtedness secured by real estate              108,935     148,434     161,164     114,204            --
  Shareholders' equity (deficiency)                211,025      86,675      86,238      85,518           (45)
  Shareholders' equity per share                     14.12       13.74       13.91       13.87            --
Other data:
  Funds from operations ("FFO")(2)                  25,629      14,963      14,849       9,269            --
  ("FFO")(2) per share-basic                          2.55        2.39        2.41        1.99            --
  ("FFO")(2) per share-diluted                        2.53        2.39        2.40        1.98            --
  Dividends per share                                 2.12        2.04        2.04        1.77            --


(1) Operations commenced on January 14, 1999.
(2) In accordance with guidelines of the National Association of Real Estate Investment Trusts, funds from operations ("FFO") is net income (including realized gains) adjusted by adding back real property depreciation and certain amortization expenses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         We began investment operations in January 1998. Our principal business objective is to generate income for distribution to our shareholders from a combination of interest, rents and distributions in respect to rents where we own an equity interest in a real property, and proceeds from the sale of portfolio investments. We completed five public offerings of our common shares two during 1998 and three in 2001) and utilized these proceeds, combined with repayment and refinancing of our loans and property interests and our line of credit to build our investment portfolio.

Liquidity and Capital Resources

         The principal sources of our capital were the five offerings of our common shares. After offering costs and underwriting discounts and commissions, we obtained net offering proceeds of $207.1 million. We also obtained capital resources from principal payments on, refinancings of, and sales of loans in our portfolio. These resources aggregated $95.7 million for the year ended December 31, 2000, including $7.0 million of debt refinancing, and $47.3 million for the year ended December 31, 2000. In addition, during 2000 and 1999 we obtained $6.0 million from draws on the $20.0 million secured line of credit.

         We use our capital resources principally for originating and purchasing loans and acquiring property interests. For the year ended December 31, 2001, we originated or purchased ten loans, including one increase in existing financing, in the amount of $145.3 million, including senior debt of $7.0 million underlying wraparound loans, as compared to ten loans in the amount of $39.7 million, including senior debt of $30.2 million underlying wraparound loans, in 2000. For the year ended December 31, 2001, we did not acquire any property interest however for the year ended December 31, 2000, we acquired one property interest. For the year ended December 31, 2000, we acquired one property interest for $1.5 million and we converted two loans with an aggregate outstanding balance of $19.5 million to property interests with an appraised value of $20.1 million. In addition, we funded $2.5 million of improvements to two properties.

         We also receive funds from interest payments on our loans and operating income from our property interests. As required by the Internal Revenue Code, we used these funds, to the extent of not less than 90% of our taxable income, to pay distributions to our shareholders. For the years ended December 31, 2001 and 2000, we paid distributions of $21.7 million and $12.8 million, respectively, of which $21.6 million and $12.3 million was in cash and $395,000 and $472,000 was in additional common shares issued through our dividend reinvestment plan. We intend to maintain our current level of distributions in fiscal 2001.

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

         At December 31, 2001, we had approximately $8.4 million in funds available for investment. All of these funds were temporarily invested in a money market account that we believe has a high degree of liquidity and safety. We expect that, during 2002, all of our short-term bridge loans, totaling $16.8 million net of underlying senior indebtedness of $5.0 million at December 31, 2001, will be repaid or refinanced, providing additional funds available for investment in the approximate amount of $68.8 million.

Results of Operations

         Our average interest-earning assets for the years ended December 31, 2001, 2000 and 1999 were $155.8 million, $85.5 million and $85.9 million, respectively, including $12.7 million, $9.4 million and $9.1 million, respectively, of average interest-earning assets invested in a money market account. The increase in average interest earning assets and in average interest earning assets invested in a money market account form the year ended December 31, 2000 to the corresponding period in 2001 were due to the $120.0 million equity that was raised and utilized to originate loans through 2001. The slight decrease in average interest-earning assets and the slight increase in average interest-earning assets invested in a money market account from the year ended December 31, 1999 to the corresponding period in 2000 was due to differences between the times when we made loans and our receipt of loan repayments and interest, as well as temporary changes in other asset and liability accounts.

         Our interest income from loans was $23.7 million for the year ended December 31, 2001, compared to $18.3 million and $20.0 million in 2000 and 1999, respectively. Interest income from our money market account was $352,000 for the year ended December 31, 2001, compared to $548,000 and $312,000 for 2000 and 1999, respectively. The increase in interest income from the year ended December 31, 2000 to the corresponding period in 2001 was due to an increase in our investments in real estate loans ($197.3 million at December 31, 2001 versus $140.7 million at December 31, 2000). The decrease in interest income from the money market account from the year ended December 31, 2000 to the corresponding period in 2001 was due to a decrease in the interest rates paid by banks on money market funds. The decrease in interest income from the year ended December 31, 1999 to the corresponding period in 2000 was due to a decrease in our investments in real estate loans ($140.7 million at December 31, 2001 versus $160.5 million at December 31, 2000) and an increase in our net investment in real estate ($107.9 million at December 31, 2001 versus $89.9 million at December 31, 2000). The increase in interest income from the money market account from the year ended December 31, 2000 to the corresponding period in 2000 was due to a higher balance of assets invested in the account arising from loan repayments we held in anticipation of loan fundings.

         The net yield on average interest-earning non-money market assets was 22.2%, 21.4% and 21.1% for the years ending December 31, 2001, 2000 and 1999, respectively. The increases in net yield result from our use of our secured line of credit and non-recourse financings of individual loans as well as our ability to increase the pricing of our loans in response to market conditions. The yield on average interest-earning money market account assets was 2.8%, 3.9% and 4.3% for the years ending December 31, 2001, 2000 and 1999, respectively. The decreases in yield on average interest-earning money market assets was due to a decrease in interest amounts paid by banks on money market funds. Included in our interest income is accretion of loan discount relating to loans we acquired at a discount to the appraised value of the underlying properties of $1.2 million, $213,000 and $3.2 million in 2001, 2000 and 1999, respectively. We realized $3.4 million of this accretion in 1999 when two loans with a combined book value of $19.5 million were converted to a property interest with an appraised value of $20.1 million.

         We received $22.2 million from rents from our property interests for the year ended December 31, 2001, compared to $18.3 million and $12.4 million for the years ended December 31, 2000 and 1999, respectively. The rent increases from 1999 to 2000 and 2000 to 2001 were due to the increase in the number of property interests we own from four in 1999 to five in 2000 and with the addition, in 2001, of two loans whose returns are partially recognized in the form of rental income.

         We earned fee and other income of $5.7 million for the year ended December 31, 2001 as compared to $1.4 million in 2000 and $153,000 for 1998. Included in the 2001 fee and other income was $500,000 earned for subordinating one of our loans to additional senior debt, $300,000 relating to termination of an appreciation interest in one of our loans, $286,000 of income generated by RAIT Capital Corp., our first mortgage conduit loan subsidiary which holds the assets we acquired from Pinnacle Capital Group, $169,000 of dividend income from one of our property interests, $90,000 earned for services provided to one of our property interests and $75,000 earned for restructuring the ownership and financing of one of our property interests. Included in the 1999 fee and other income was $325,000 earned for restructuring the ownership and financing of one of our property interests, $250,000 earned for subordinating one of our loans to additional senior debt, and $90,000 earned for services provided to one of our property interests. Included in the 1998 fee and other income was $50,000 earned for subordinating one of our loans to additional senior debt, $45,000 earned for services provided to one of our property interests, and $45,000 earned in referral fees.

         We recognized a gain of $131,000 on the sale of a loan in 1999 and a gain of $940,000 on the sale of a loan participation in 1998. In 1999, we also recognized income from loan satisfactions of $598,000, which related to our conversion of two loans with a combined book value of $19.5 million to a property interest worth $20.1 million.

         Ten of our acquired loans remain subject to forbearance or similar agreements. During the years ended December 31, 2001, 1999 and 1998, all payments under the agreements were timely made and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining 16 loans in our portfolio are performing in accordance with their terms as we originally underwrote them and were current as to payments as of each of December 31, 2001, 1999 and 1998.

         During the year ended December 31, 2001, we incurred expenses of $26.4 million as compared to $21.2 million and $8.8 million in 1999 and 1998, respectively. The expenses consisted of interest expense, operating expenses relating to our property interests, salaries and related benefits, general and administrative expenses, and depreciation and amortization. Interest expense was $12.8 million for the year ended December 31, 2001, as compared to $11.1 million and $4.3 million in 1999 and 1998, respectively. Interest expense consists of interest payments made on senior indebtedness on properties underlying our wraparound loans and property interests, and interest payments made on our line of credit, all of which increased as a result of the increase in our loan portfolio and number of property interests and our use of draws under our line of credit to originate or acquire loans and property interests. Property operating expenses were $8.6 million for the year ended December 31, 2001, compared to $6.3 million and $2.3 million for 1999 and 1998, respectively. Depreciation and amortization was $2.9 million for the year ended December 31, 2000, compared to $1.9 million and $796,000 for 1999 and 1998, respectively. The increases in property operating expenses, depreciation and amortization were due to the increased number of property interests in our portfolio. Salaries and related benefits were $1.5 million for the year ended December 31, 2001, as compared to $1.4 million and $866,000 in 1999 and 1998, respectively. General and administrative expenses were $637,000 for the year ended December 31, 2001, as compared to $433,000 and $233,000 in 1999 and 1998, respectively. Salaries and related benefits and general and administrative expenses increased from 1999 to 2000 as a result of salary increases and incremental expenses of $383,000 associated with our August 2000 acquisition of Pinnacle Capital Group. The increase from 1998 to 1999 was due to salary increases and reflected less than a full year of operations during 1998.

         During 1998 we initiated a reserve for loan losses of $226,000. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with our policy, we determined that this reserve was adequate as of December 31, 2001 and 1999. We will continue to analyze the adequacy of this reserve on a quarterly basis.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The following table contains information about the cash held in a money market account, loans held in our portfolio, long-term debt underlying our loans and property interests and our secured line of credit as of December 31, 2001. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2001 through 2005 and separately aggregates the information for all maturities arising after 2005.

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

Item 8. Financial Statements and Supplementary Data.

                     RAIT INVESTMENT TRUST AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                       Page
Report of Independent Certified Public Accountants                                      F-2

Consolidated Balance Sheets at December 31, 2001 and 2000                               F-3

Consolidated Statements of Income for the three years ended December 31, 2001           F-4

Consolidated Statements of Changes in Shareholders' Equity for the three years
ended December 31, 2001                                                                 F-5

Consolidated Statements of Cash Flows for the three years ended December 31, 2001       F-6

Notes to Consolidated Financial Statements                                              F-7

Schedule IV -- Mortgage Loans on Real Estate

All other schedules are not applicable or are omitted since either (i) the
Required information is not material or (ii) the information required is included
in the Consolidated financial statements and notes thereto.                             F-27

[Grant Thornton Letterhead]


Report of Independent Certified Public Accountants


Board of Trustees
RAIT Investment Trust

We have audited the accompanying consolidated balance sheets of RAIT Investment Trust and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RAIT Investment Trust and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
------------------------------


Philadelphia, Pennsylvania
January 23, 2002 (except for note
16(a), as to which the date is
March 3, 2002 and note 16(b), as
to which the date is March 18, 2002

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                           Consolidated Balance Sheets



                                                                          December 31,
                                                                    2001                2000
                                                                    ----                ----
ASSETS
     Cash and cash equivalents                                  $  18,064,909      $   7,407,988
     Restricted cash                                                4,569,708          7,954,688
     Tenant escrows                                                   289,435            222,371
     Accrued interest receivable                                    4,412,829          3,011,496
     Investment sin real estate loans, net                        197,255,782        140,724,787
     Investments in real estate, net                              104,889,208        107,907,967
     Furniture, fixtures and equipment, net                           326,335             49,007
     Prepaid expenses and other assets                              3,907,157          1,862,482
     Goodwill, net                                                    887,143            979,667
                                                                -------------      -------------
        Total assets                                            $ 334,602,506      $ 270,120,453
                                                                =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Accounts payable and accrued liabilities                    $   1,437,054      $     686,760
    Accrued interest payable                                          584,045          1,663,631
    Deferred interest payable                                            --              880,347
    Tenant security deposits                                          812,317            493,096
    Borrowers' escrows                                              5,812,737          8,093,099
    Deferred income                                                 1,436,201            492,588
    Senior indebtedness secured by real estate
       underlying the Company's loans                              36,843,180         54,286,388
    Long-term debt secured by real estate owned                    72,091,483         94,147,937
    Secured line of credit                                          2,000,000         20,000,000
                                                                -------------      -------------
        Total liabilities                                         121,017,017        180,743,846

Minority interest                                                   2,560,525          2,701,493

Shareholders' equity:
    Preferred Shares, $.01 par value; 25,000,000
      authorized shares                                                  --                 --
    Common Shares, $.01 par value; 200,000,000
      authorized shares; issued and outstanding
      14,947,147 shares and 6,310,242 shares,
     respectively                                                     149,472             63,102
    Additional paid-in-capital                                    206,344,662         87,316,637
    Retained earnings/accumulated deficit                           4,530,830           (704,625)
                                                                -------------      -------------
        Total shareholders' equity                                211,024,964         86,675,114
                                                                -------------      -------------
        Total liabilities and shareholders' equity              $ 334,602,506      $ 270,120,453
                                                                =============      =============

                   The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                        Consolidated Statements of Income

                                                 For the Year Ended           For the Year Ended         For the Year Ended
                                                  December 31, 2001            December 31, 2000          December 31, 1999
                                                  -----------------            -----------------          -----------------
REVENUES
Mortgage interest income                            $ 23,663,358                 $ 18,274,567                $ 20,011,207
Rental income                                         22,151,409                   18,305,725                  12,386,251
Fee income and other                                   5,729,042                    1,420,117                     684,207
Investment income                                        351,729                      548,322                     311,631
Gain on sale of loans                                    534,958                         --                       131,125
Income from loan satisfaction                               --                           --                       597,742
                                                    ------------                 ------------                ------------
    Total revenues                                    52,430,496                   38,548,731                  34,122,163

COSTS AND EXPENSES
Interest                                              10,627,540                   12,777,804                  11,104,947
Property operating expenses                           12,179,242                    8,607,170                   6,344,473
Salaries and related benefits                          2,711,606                    1,488,390                   1,407,955
General and administrative                             1,324,003                      637,060                     433,239
Depreciation and amortization                          3,348,347                    2,908,623                   1,887,560
                                                    ------------                 ------------                ------------
    Total costs and expenses                          30,190,738                   26,419,047                  21,178,174
                                                    ------------                 ------------                ------------
Net income before minority interest
and extraordinary gain                              $ 22,239,758                 $ 12,129,684                $ 12,943,989

Minority interest                                         40,968                      (74,959)                     17,761

Extraordinary gain--consolidated
extinguishment of indebtedness
underlying investment in real estate                   4,633,454                         --                          --
                                                    ------------                 ------------                ------------

Net income                                          $ 26,914,180                 $ 12,054,725                $ 12,961,750
                                                    ------------                 ------------                ------------

Net income before minority interest
and extraordinary gain                              $       2.21                 $      1.93                 $       2.10

Minority interest                                           0.01                          --                           --


Extraordinary gain                                           .46                          --                           --
                                                    ------------                 ------------                ------------

Net income per common share-basic                   $       2.68                 $       1.93                $       2.10
                                                    ============                 ============                ============

Weighted average common shares
outstanding-basic                                     10,039,788                    6,251,828                   6,168,248
                                                    ============                 ============                ============

Net income before extraordinary gain                $       2.19                 $       1.92
                                                                                                             $       2.09

Extraordinary gain                                           .46                           --                          --
                                                    ------------                 ------------                ------------

Net income per common share-diluted                 $       2.65                 $       1.92                $       2.09
                                                    ============                 ============                ============

Weighted average common shares
outstanding-diluted                                   10,142,931                    6,265,922                   6,192,656
                                                    ============                 ============                ============

                   The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
            Consolidated Statements of Changes in Shareholders Equity
                   For the Three Years Ended December 31, 2001

                                                                         Additional                              Total
                                  Preferred           Common              Paid-in           Retained          Shareholders'
                                    Stock             Stock               Capital           Earnings             Equity
                                    -----             -----               -------           --------             ------
Balance, January 1, 1999        $        --        $      61,654       $  85,817,332      $    (360,527)      $  85,518,459
Net income                               --                 --                  --           12,961,750          12,961,750
Dividends                                --                  337             341,906        (12,584,154)        (12,241,911)
                                -------------      -------------       -------------      -------------       -------------
Balance, December 31, 1999               --               61,991          86,159,238             17,069          86,238,298
                                -------------      -------------       -------------      -------------       -------------
Net income                               --                 --                  --           12,054,725          12,054,725
Dividends                                --                  464             471,597        (12,776,419)        (12,304,358)
Stock options exercised                  --                  522             539,052               --               539,574
Common shares issued, net                --                  125             146,750               --               146,875
                                -------------      -------------       -------------      -------------       -------------
Balance, December 31, 2000               --               63,102          87,316,637           (704,625)         86,675,114
                                -------------      -------------       -------------      -------------       -------------
Net income                               --                 --                  --           26,914,180          26,914,180
Dividends                                --                   26              39,510        (21,678,725)        (21,639,189)
Stock options exercised                  --                  250             212,250               --               212,500
Common shares issued, net                --               86,094         118,776,265               --           118,862,359
                                -------------      -------------       -------------      -------------       -------------
Balance, December 31, 2001      $        --        $     149,472       $ 206,344,662      $   4,530,830       $ 211,024,964
                                =============      =============       =============      =============       =============

                   The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                For the Year Ended     For the Year Ended     For the Year Ended
                                                                 December 31, 2001      December 31, 2000      December 31, 1999
                                                                 -----------------      -----------------      -----------------
Cash flows from operating activities
    Net Income                                                     $  26,914,180          $  12,054,725          $  12,961,750
      Adjustments to reconcile net income to net
          cash provided by operating activities:
      Gain on consolidated extinguishment of debt                     (4,633,454)                  --                     --
      Gain on sale of loans                                             (534,958)                  --                 (131,125)
      Income from loan satisfaction                                         --                     --                 (597,742)
      Minority interest                                                  (40,968)                74,959                (17,761)
      Depreciation and amortization                                    3,348,347              2,908,623              1,887,560
      Accretion of loan discounts                                     (1,240,187)              (213,474)            (3,206,162)
      Increase in tenant escrows                                         (67,064)               (57,993)              (164,378)
      Increase in accrued interest receivable                         (1,401,333)              (949,012)              (487,065)
      (Decrease)/increase in prepaid expenses and other assets        (2,163,604)              (819,732)              (461,064)
      Increase in accounts payable and accrued liabilities               750,294                152,306                189,973
      Increase in accrued interest payable                              (622,593)               630,147                359,437
      Increase in deferred interest payable                                 --                   91,506                673,273
      Increase in tenant security deposits                               319,221                222,188                126,078
      Increase in deferred/decrease income                               943,613               (200,574)               669,162
      Increase/decrease in borrowers' escrows                          1,104,618                146,661               (394,154)
                                                                   -------------          -------------          -------------
         Net cash provided by operating activities                    22,576,112             14,040,330             11,407,782
                                                                   -------------          -------------          -------------
Cash flows from investing activities
      Purchase of furniture, fixtures and equipment                     (310,261)               (35,074)                (5,460)
      Real estate loans purchased                                           --               (1,850,000)           (24,005,000)
      Real estate loans originated                                  (145,359,306)           (37,840,982)           (37,159,648)
      Proceeds from sale of loan/loan participation                    1,361,948                   --                2,481,782
      Principal repayments from real estate loans                     87,302,548             17,106,519             28,768,535
      Purchase of real estate and improvements                          (182,084)            (6,052,358)            (3,976,651)
      Cash paid for asset acquisition                                       --                 (630,378)                  --
                                                                   -------------          -------------          -------------
          Net cash used in investing activities                      (57,087,155)           (29,302,173)           (33,896,442)
                                                                   -------------          -------------          -------------
Cash flows from financing activities
      (Repayments)/advances on secured line of credit                (18,000,000)             6,000,000             14,000,000
      Issuance of common stock, net                                  119,114,395                539,574                   --
      Payment of cash dividends                                      (21,678,725)           (12,304,358)           (12,241,911)
      Principal repayments on senior indebtedness                    (22,457,364)           (12,392,394)              (374,941)
      Principal repayments on long-term debt                            (786,907)              (696,292)              (443,078)
      Proceeds of senior indebtedness                                  6,950,000             30,200,000             12,000,000
      Proceeds of long-term debt                                       2,275,000                   --               15,860,225
      Extinguishment of debt                                         (20,248,435)                  --                     --
                                                                   -------------          -------------          -------------
          Net cash provided by financing activities                   45,167,964             11,346,530             28,800,295
                                                                   -------------          -------------          -------------

Net change in cash and cash equivalents                               10,656,921             (3,915,313)             6,311,635
                                                                   -------------          -------------          -------------

Cash and cash equivalents, beginning of period                     $   7,407,988          $  11,323,301          $   5,011,666
                                                                   -------------          -------------          -------------

Cash and cash equivalents, end of period                           $  18,064,909          $   7,407,988          $  11,323,301
                                                                   =============          =============          =============
Noncash items:
Stock issued for asset acquisition                                 $        --            $     146,875          $        --
                                                                   =============          =============          =============

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

         The Company principally competes with banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, investment bankers, and other public or private real estate investment trusts for origination for acquisition of real estate loans.

         The Company emphasizes financing with respect to properties located in metropolitan areas of the United States, and has identified certain areas in which it may concentrate its investments, particularly the Philadelphia, Pennsylvania metropolitan area (three properties owned and 15 properties underlying loans as of December 31, 2001 and three properties owned and 14 properties underlying loans as of December 31, 2000 were located in this area) and in the Baltimore/Washington, D.C. corridor (one property owned and eight properties underlying loans as of December 31, 2001 and one property owned and six properties underlying loans at December 31, 2000 related to properties located in this area).

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

         The Company accounts for the impairment of loans under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan: Income Recognition and Disclosures." These statements require that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. At December 31, 2001 and 2000, the Company had no such loans.

         On April 1, 2001, the Company adopted SFAS No. 140, "Accounting for Transfers of Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and revises the standards for accounting for the securitization of other transfers of financial assets and collateral. This standard also requires certain disclosures, but carries over most of the provisions of SFAS No. 125. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

         On July 6, 2001, the Securites and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. This SAB was effective upon issuance and provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP and was effective upon issuance. The adoption of SAB No. 102 did not have a material impact on the Company's consolidated financial position or results of operations.

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

Derivative Financial Instruments

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the consolidated financial condition or consolidated results of operations of the Company.

         On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this statement did not have a material effect on the Company's financial position or results of operations. This statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133, an entity may designate a derivative as a hedge of exposure to changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings.

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

         Goodwill, which resulted from the Pinnacle Capital Group acquisition, is being amortized using the straight-line method over 15 years. On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangibles assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. Upon adoption of SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual amortization expense of approximately $65,000.

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

Federal Income Taxes

         The Company qualifies and has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1999. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income.

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

Consolidated Statement of Cash Flows

         For purposes of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid for interest was $11.3 million, $11.8 million and $9.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Senior indebtedness incurred in conjunction with the acquisition and origination of real estate loans was $0 million, $30.0 million and $34.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Long-term debt assumed in conjunction with the acquisition of an investment in real estate was $0 million, $11.8 million and $860,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         During 1999, the Company converted two loans with a combined book value of $19.5 million to a 100% equity interest in a property with an appraised value of $20.1 million, which resulted in income from loan satisfaction of approximately $600,000.

NOTE 3 -- INVESTMENTS IN REAL ESTATE LOANS

         The Company's portfolio of investments in real estate loans consisted of the following:

                                                                          December 31,
                                                              ---------------------------------
                                                                  2001                   2000
                                                                  ----                   ----
Long-term first mortgages and senior loan participations      $   5,700,036       $  10,753,177
Mezzanine (including wraparound) loans                          108,007,250          94,429,557
Short-term bridge loans                                          83,728,208          35,718,449
Loan costs                                                           46,445              49,761
Less: Provision for loan losses                                    (226,157)           (226,157)
                                                              -------------       -------------
     Investments in real estate loans                           197,255,782         140,724,787
Less: Senior indebtedness secured by real estate
          underlying the Company's loans                        (36,843,180)        (54,286,388)
                                                              -------------       -------------
     Net investments in real estate loans                     $ 160,412,602       $  86,438,399
                                                              =============       =============

         The following is a summary description of the assets contained in the Company's portfolio of investments in real estate loans as of December 31, 2001:

                                                               Number of      Average
                           Type of Loan                          Loans      loan-to-value  Yield range    Range of Maturities
Long-term first mortgages and senior loan participations           2             42%        10-11%        4/30/02-8/31/05
Mezzanine (including wraparound) loans                            22             84%        11-45%(1)     3/22/02-5/1/21
Short term bridge loans                                           12             73%        11-20% (1)    3/31/02-11/13/03

         At December 31, 2001, approximately $97.4 million in principal amount of the loans were secured by multi-family residential properties and $100.0 million in principal amount of the loans were secured by commercial properties. At December 31, 2000, approximately $67.7 million in principal amount of the loans were secured by multi-family residential properties and $73.2 million in principal amount were secured by commercial properties.

         As of December 31, 2001, five of the Company's purchased loans (ten at December 31, 2000) were still subject to forbearance agreements or other contractual restructurings that existed at the time the Company acquired the loans. During the year ended December 31, 2001, all payments under the agreements were timely made and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining 31 loans in the Company's portfolio were performing in accordance with their terms as originally underwritten by the Company and were current as to payments as of December 31, 2001.

         As of December 31, 2001 and 2000, senior indebtedness secured by real estate underlying the Company's wraparound loans consisted of the following:

                                                                                            2001             2000
                                                                                            ----             ----
Loan payable, secured by real estate, monthly installments of $13,789,
including interest at 7.08%, remaining principal due December 1, 2008                    $ 1,846,393     $ 1,880,372

Loan payable, secured by real estate, monthly installments of $17,051,
including interest at 6.83%, remaining principal due December 1, 2008                      2,333,839       2,375,281

Loan payable, secured by real estate, monthly installments of $10,070,
including interest at 6.83%, remaining principal due December 1, 2008                      1,492,801       1,509,640

Loan payable, secured by real estate, monthly installments of $80,427,
including interest at 6.95%, remaining principal due July 1, 2008                                 --      11,833,389

Loan payable, secured by real estate, monthly installments of $28,090,
including interest at 6.82%, remaining principal due November 1, 2008                      4,149,577       4,201,677

Loan payable, secured by real estate, monthly installments of $72,005,
including interest at 7.55%, remaining principal due December 1, 2008                      9,564,089       9,754,779

Loan payable, secured by real estate, monthly installments of principal and interest based on an amortization schedule of 25 years, including interest at
LIBOR (London interbank offered rates) plus 135 basis points (8.06% at December
31, 2000), remaining principal due September 15, 2007                                     10,835,791      10,968,835

Loan payable, secured by real estate, interest only at LIBOR plus 200 basis points with a ceiling of 10% and a floor of 8.6% (8.71% at December 31, 2000),
principal due September 30, 2002                                                                  --         762,415

Loan payable, secured by Company's interest in first mortgage bridge loan of
$14,000,000, interest only at 9.5%, principal balance due July 29, 2001                           --       9,000,000

Loan payable, secured by Company's interest in mezzanine loan of $2,482,759 at
December 31, 2001 ($3,000,000 at December 31, 2000), monthly principal payments
of $34,483 plus interest at 10%, due November 2, 2005                                      1,620,690       2,000,000

Loan payable, secured by Company's interest in bridge loan of $7,500,000
interest only at 8% due monthly, principal balance due June 23, 2003                       5,000,000              --
                                                                                         -----------     -----------
                                                                                         $36,843,180     $54,286,388
                                                                                         ===========     ===========

         As of December 31, 2001, the senior indebtedness secured by real estate underlying the Company's wraparound loans maturing over the next five years, and the aggregate indebtedness maturing thereafter is as follows:

                   2002................     $   831,839
                   2003................       5,865,045
                   2004................         900,913
                   2005................         525,865
                   2006................         567,721
                   Thereafter..........      28,151,797
                                            -----------
                                            $36,843,180
                                            ===========

NOTE 4 -- INVESTMENTS IN REAL ESTATE

         Investments in real estate are comprised of the following:

                                                        December 31,
                                                        ------------
                                                 2001                  2000
                                                 ----                  ----

         Land                                $     613,519       $        --
         Commercial properties                  71,079,197          70,907,909
         Residential properties (1)             41,571,480          42,334,492
                                             -------------       -------------
              Subtotal                         113,264,196         113,242,401
         Less: Accumulated depreciation         (8,374,988)         (5,334,434)
                                             -------------       -------------
         Investment in real estate, net      $ 104,889,208       $ 107,907,967
                                             =============       =============

(1) Includes a 648,000 investment at December 31, 2001 ($1,542,570 at December 31, 2000) or 25% interest, in a limited liability company, which owns an apartment building.

         Included in commercial properties and residential properties are escrow balances totaling $2.4 million and $2.6 million at December 31, 2001 and 2000 respectively, which represent escrows for real estate taxes, insurance premiums, repair and replacement, tenant improvements and leasing commissions reserves.

         As of December 31, 2001 and 2000, long-term debt secured by the Company's real estate investments consisted of the following:

                                                                                     2001            2000
                                                                                     ----            ----
Loan payable, secured by real estate, monthly installments of $8,008,
including interest at 7.33%, remaining principal due August 1, 2008               $ 1,046,271     $ 1,060,893

Loan payable, secured by real estate, monthly installments of $288,314,
including interest at 6.85%, remaining principal due August 1, 2008                42,502,302      42,983,066

Loan payable, secured by real estate, monthly payments of interest only
at 10%, principal due August 1, 2008(1)                                                    --       5,048,287

Loan payable, secured by partnership interests in a real estate partnership, monthly payments of interest only at 8.19%, additional interest of 3.81% is deferred and payable from net cash flow, principal and deferred interest due
September 1, 2008(1)                                                                       --      18,496,262

Loan payable, secured by real estate, monthly installments of $107,255,
including interest at 7.73%, remaining principal due December 1, 2009(2)           14,725,067      14,867,827

Loan payable, secured by real estate, monthly installments of $15,396,
including interest at 7.17%, remaining principal due March 1, 2012(2)               2,258,378              --

Loan payable, secured by real estate, monthly payments of $87,960,
Including interest at 8.367%, remaining principal due March 11, 2028(3)            11,559,465      11,691,602
                                                                                  -----------     -----------
                                                                                  $72,091,483     $94,147,937
                                                                                  ===========     ===========

(1) These loans from RAI both relate to a single investment in real estate.

(2) These loans relate both to a single investment in real estate.

(3) As an inducement to pay interest at 8.36% from April 11, 1998 onward, rather than 7.89%, the Company received a buy-up premium of $418,482 (balance of $292,288 and $329,123 at December 31, 2001, and 2000, respectively) which is amortized over the term of the underlying debt.

         As of December 31, 2001, the amount of long-term debt secured by the Company's real estate investments that matures over the next five years, and the aggregate indebtedness maturing thereafter, is as follows:

                    2002.................    $   864,340
                    2003.................        929,288
                    2004.................        999,134
                    2005.................      1,074,249
                    2006.................      1,152,068
                    Thereafter...........     67,072,404
                                             -----------
                                             $72,091,483
                                             ===========

         Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's real estate investments for the years ended December 31, 2001, 2000 and 1999 was $3.3 million, $2.9 million and $1.9 million, respectively.

         The Company leases space in the buildings it owns to several tenants. Approximate future minimum lease payments under noncancellable leasing arrangements as of December 31, 2001 are as follows:

                    2002                      $ 9,292,991
                    2003                        9,517,711
                    2004                        9,583,692
                    2005                        8,660,655
                    2006                        7,621,883
                    Thereafter                 21,612,071
                                              -----------
                                              $66,289,003
                                              ===========

NOTE 5-- ACQUISITION

         In August 2000, the Company formed a wholly owned subsidiary, RAIT Capital Corp., t/a Pinnacle Capital Group, which acquired the net assets of Pinnacle Capital Group, a first mortgage conduit lender. The Company acquired Pinnacle for consideration of $980,000, which included the issuance of 12,500 of the Company's common shares and paid cash of approximately $800,000. The excess of consideration paid over net assets acquired of $979,000 is reflected on the Company's consolidated balance sheet as goodwill and is being amortized on a straight-line basis over a period of 15 years. The unamortized balance as of December 31, 2001 and 2000 is approximately $887,000 and $980,000.

         Upon adoption of SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill (and other intangibles), thereby eliminating annual amortization expense of approximately $65,000.

NOTE 6 -- SECURED LINE OF CREDIT

         The Company has a $20.0 million secured line of credit bearing interest at The Wall Street Journal prime rate. The facility has a two-year term with annual one-year extension options, and an 11-month non-renewal notice requirement. The line of credit is secured by the Company's long-term first mortgages and senior loan participations, and one short-term bridge loan. As of December 31, 2001 and 2000, $2.0 million and $20.0 million, respectively, was outstanding on the line of credit at 4.75% and 9.5%, respectively, interest due monthly.

NOTE 7 -- SHAREHOLDERS' EQUITY

         The Company completed the sale of 2,800,000 common shares on March 28, 2001. The net proceeds received by the Company in connection with the public offering were approximately $35.0 million. Total offering costs approximated $3.6 million including underwriting discounts. 370,000 of the Common Shares sold in the public offering were purchased by RAI, and 119,450 Common Shares sold in the public offering were purchased by officers, directors and trustees of the Company, and related persons. The public offering price of the Common Shares was $13.75 per share. The 370,000 shares purchased by RAI and the 119,450 shares purchased by related persons were purchased at $13.22 per share (a price equal to the public offering price less the selling concession.

         In May 2001, the Company issued an additional 420,000 shares associated with the over allotment of its first quarter offering at $13.75 per share. After underwriting discounts and commissions, the Company received total net proceeds of $5.4 million.

         The Company issued an additional 2,550,000 million common shares in a public offering that closed on July 18,2001. The net proceeds received by the Company in connection with the public offering were approximately $36.3 million. Total offering costs approximated $2.7 million including underwriting discounts. 105,000 of the common shares sold in the public offering were purchased by RAI, and 64,899 common shares sold in the public offering were purchased by officers and trustees of the Company, and related persons. The public offering price of the common shares was $15.25 per share. The shares purchased by RAI, officers and trustees of the Company, and related persons were purchased at $14.41 per share (a price equal to the public offering price less the selling concession).

         In August 2001, the Company issued an additional 338,983 common shares associated with the over allotment of the second quarter offering, at $15.25 per share. After underwriting discounts and commissions, the Company received total net proceeds of $4.9 million.

         In November 2001, the Company filed a shelf registration statement to allow the Company to sell any combination of its preferred or common shares, warrants for its preferred or common shares or one or more series of debt securities up to a total amount of $150 million.

         The Company issued 2,500,000 million common shares in a public offering that closed on December 24, 2001. The net proceeds received by the Company in connection with the public offering were approximately $37.0 million. Total offering costs approximated $2.8 million including underwriting discounts. 125,000 of the common shares sold in the public offering were purchased by RAI, and 136,179 common shares sold in the public offering were purchased by officers and trustees of the Company, and related persons. The public offering price of the common shares was $16.00 per share. The shares purchased by RAI, officers and trustees of the Company, and related persons were purchased at $15.12 per share (a price equal to the public offering price less the selling concession).

         In January 2002, the Company issued an additional 375,000 common shares associated with the over-allotment of the fourth quarter offering, at $16.00 per share. After underwriting discounts and commissions, the Company received total net proceeds of $5.7 million.

NOTE 8 -- 401(K) PROFIT SHARING PLAN

         The Company has a 401(k) savings plan covering substantially all employees. Under the plan, the Company matches 75% of employee contributions for all participants. Contributions made by the Company were approximately $67,500, $30,000 and $9,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 9 -- EARNINGS PER SHARE

         The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                                                     Year ended December 31, 2001
                                                                     ----------------------------
                                                           Income              Shares             Per share
                                                         (numerator)        (denominator)           amount
                                                         -----------        -------------           ------
Basic earnings per share
  Net income available to common shareholders           $26,914,180           10,039,788            $ 2.68
Effect of dilutive securities
Options                                                        --                 95,461              (.02)

Warrants                                                       --                  7,682              (.01)
                                                        -----------           ----------            ------
Net income available to common shareholders
plus assumed conversions                                $26,914,180           10,142,931            $ 2.65
                                                        ===========           ==========            ======
                                                                     Year ended December 31, 2000
                                                                     ----------------------------
                                                           Income              Shares             Per share
                                                         (numerator)        (denominator)           amount
                                                         -----------        -------------           ------
Basic earnings per share
  Net income available to common shareholders           $12,054,725            6,251,828            $ 1.93
Effect of dilutive securities
Options                                                        --                 14,094              (.01)
                                                        -----------            ---------            ------
Net income available to common shareholders
plus assumed conversions                                $12,054,725            6,265,922            $ 1.92
                                                        ===========            =========            ======

         Options to purchase 396,500 shares at $15.00 per share and warrants to purchase 141,667 shares at $15.00 per share were outstanding during 2000. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                                     Year ended December 31, 1999
                                                                     ----------------------------
                                                           Income              Shares             Per share
                                                         (numerator)        (denominator)           amount
                                                         -----------        -------------           ------
Basic earnings per share
  Net income available to common shareholders           $12,961,750            6,168,248            $ 2.10
Effect of dilutive securities
Options                                                        --                 24,408              (.01)
                                                        -----------            ---------            ------
Net income available to common shareholders
plus assumed conversions                                $12,961,750            6,192,656            $ 2.09
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

NOTE 10 -- OPTION PLAN

         The Company maintains a non-qualified and incentive share option plan (the "Option Plan"). The maximum aggregate number of common shares that may be issued pursuant to options granted under the Option Plan is 800,000. The purpose of the Option Plan is to provide a means of performance-based incentive compensation for the Company's key employees.

         The Company has granted to certain of its officers options to acquire common shares. Under the Option Plan, the option price is equivalent to 100% of the fair market value on the date of grant. The vesting period is determined by the Compensaton Committee and the option term is generally ten years after the date of grant. At December 31, 2001, there are 560,825 options outstanding.

         The Company issued to the underwriters of the public offering warrants to purchase up to 141,667 common shares at an exercise price of $15.00 per share. The warrants are exercisable through January 14, 2003.

         Had compensation cost for the Option Plan been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

                                                          2001          2000             1999
                                                          ----          ----             ----
Net income                           As reported       $26,914,180   $12,055,000     $12,962,000
                                     Pro forma          26,138,000    11,097,000      12,457,000
Net income per common share-         As reported              2.68          1.93            2.10
   basic                             Pro forma                2.60          1.79            2.02
Net income per common share-         As reported              2.65          1.92            2.09
   diluted                           Pro forma                2.57          1.78            2.01

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 11.3%, 14.9%, and 14.7%; expected volatility of 14%, 30% and 19%; risk-free interest rate of 5.1%, 5.80% and 6.09%; and expected lives of five years.

         A summary of the activity of the Option Plan is presented below.

                                                     2001                      2000                       1999
                                                     ----                      ----                       ----
                                                         Weighted                  Weighted                  Weighted
                                                          average                   average                   average
                                                          exercise                  exercise                  exercise
                                             Shares        price       Shares        price        Shares       price
                                             ------        -----       ------        -----        ------       -----
Outstanding, January 1,                     586,825       $12.99      630,000        $13.19     450,000        $14.17
Granted                                      10,000        13.65       85,000         11.65     180,000         10.75
Exercised                                   (36,000)      $10.39      (52,175)        10.34        --            --
Terminated                                      --          --        (76,000)        15.00        --            --
                                            -------       ------      -------        ------     -------        ------
Outstanding, December 31                    560,825        13.17      586,825         12.99     630,000         13.19
                                            =======       ======      =======        ======     =======        ======
Options exercisable at
   December 31,                             508,244                   281,663                   112,500
                                            =======                   =======                   =======
Weighted average fair value of
   options granted during the year                        $ 3.21                     $ 4.34                    $ 3.37
                                                          ======                     ======                    ======

                               Options Outstanding                                                 Options Exercisable
                          Number               Weighted average         Weighted              Number
   Range of           outstanding at              remaining             average           outstanding at          Weighted average
exercise prices      December 31, 2001         contractual life      exercise price      December 31, 2001         exercise price
$9.00-11.65               239,325                 8.02 years            $10.75                196,744                 $10.72
$13.65-15.00              321,500                 6.14 years            $14.96                311,500                 $15.00
                          -------                                                             -------
                          560,825                                                             508,244
                          =======                                                             =======

NOTE 11 -- COMMITMENTS

Lease Obligations

         In October 2000, the Company began sub-leasing office space under an operating lease with The Bancorp.com, Inc., whose Chief Executive Officer is, and whose Chairman is the son of, the Chairman and Chief Executive Officer of the Company, at an annual rental based upon the amount of square footage the Company occupies plus an allocation of common area expenses. The annual minimum rent is estimated to be as follows:

                     2002                     $ 154,707
                     2003                       158,046
                     2004                       161,385
                     2005                       164,724
                     2006                       168,063
                     Thereafter                 624,393
                                             ----------
                       Total                 $1,431,318
                                             ==========

The lease expires in August 2010 with two five-year renewal options.

         Rental expense was $147,000, $82,000 and $24,000 for the years ended December 31, 2001, 2000 and 1999. Rent paid to TheBancorp.com was approximately $137,000 and _________ for the years ended December 31, 2001 and 2000, respectively.

         March 2000, the Company began sub-leasing suburban office space at an annual rental of $10,000. The sublease expired February 28, 2001, however it contains automatic one-year renewal options.

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

NOTE 12 -- TRANSACTIONS WITH AFFILIATES

         The Chairman and Chief Executive Officer of the Company is the spouse of the Chairman, Chief Executive Officer and President of RAI and a parent of a director of RAI. A trustee of the Company is her son, who is also an Executive Vice President of RAI. The Company's President and Chief Operating Officer is a director of RAI.

During 2001 the Company engaged in the following transactions with RAI:

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

         In June 2000, the Company received a payment of $300,000 for the termination of the Company's appreciation interest in one of the Initial Investments.

During 1999 the Company engaged in the following transactions with RAI:

         The Company and RAI jointly acquired a loan at a purchase price of $14.6 million, $10.0 million (balance of $0 and $8.4 million at December 31, 2001 and 2000, respectively) of which was contributed by the Company. In March 2001, the Company sold its entire interest in the loan to RAI for a price equal to the book value of the loan.

         The Company repurchased a $4.0 million junior lien interest from RAI for $4,135,000. This loan was converted to a property interest as of December 31, 1999.

         The Company sold a $2.5 million first mortgage to RAI and recognized a gain on sale of $131,000.

         The Company purchased from RAI two loans totaling $44.4 million (balance of $44.0 million at December 31, 2000), which included a $34.5 million (balance of $34.5 million at December 31,1999) senior lien interest of an unaffiliated party. Both loans were repaid in full by the borrower in February 2000.

         The Company anticipates that it will purchase and sell additional loans and lien interests in loans to and from RAI, and participate with it in other transactions.

Transactions with Other Affiliates:

         Brandywine Construction & Management, Inc., an affiliate of RAI, provided real estate management services to two properties owned by the Company and ten properties underlying the Company's loans at December 31, 2001 (two properties and 13 properties underlying the Company's loans at December 31,
2000). Management fees in the amount of $937,000 and $471,000 were paid to Brandywine for the years ended December 31, 2001 and 2000, respectively, relating to the properties owned by the Company.

         The Company entered into a technical support agreement with The Bancorp.com. Under the technical support agreement, which commenced in January 2001, TheBancorp.com also provides technical support for the Company for a fee of $5,000 a month. The Company paid $60,000 for the year ended December 31, 2001.

         During the course of 2001, the RAIT sold participations totaling $1,485,000 in loans from TheBancorp.com. The loans were sold at their current book value, accordingly no gain was recorded on the sale.

         The Company placed a portion of its temporary excess cash and restricted cash in short-term money market instruments with The Bancorp.com, Inc., whose Chief Executive Officer is, and whose Chairman is the son of, the Chairman and Chief Executive Officer of the Company. As of December 31, 2001, the Company had $12.2 million on deposit ($5.5 million as of December 31, 2000), of which approximately $12.1 million ($5.4 million as of December 31, 2000) is over the FDIC insurance limit.

         In December 2001, the Company sold its interests in three loans totaling $2.8 to a partnership whose general partner is the son of the Chairman and Chief Executive Officer of the Company. The buyer paid $3.3 million, which included the assumption of debt totaling $646,000. The Company recognized a gain on sale of approximately $535,000.

         The Company placed a portion of its temporary excess cash in short-term money market instruments with Hudson United Bancorp, as successor in interest to JeffBanks, Inc. The Chairman and Chief Executive Officer of the Company was a director of Hudson United Bancorp until July 2000 and the Chairman of the Jefferson Bank Division of Hudson United Bank (Hudson United Bancorp's banking subsidiary) until March 2000. As of December 31, 2001, the Company had $0 ($1.7 million at December 31, 2000) in deposits at Hudson United Bancorp, of which approximately $0 ($1.6 million at December 31, 2000) is over the FDIC insurance limit.

         In 1999, the Company originated a loan in the amount of $950,000 to a partnership in which the son of the Chairman and Chief Executive Officer of the Company, who is also the Chairman of Bancorp.com and a director of RAI, is a partner. The loan yields 15.0% and is secured by the partnership interests in the partnership that owns the underlying properties.

         One of the Company's officers had an indirect 36% interest in a borrower to which the Company made a $2.6 million loan in July 1999. The loan was made more than a year before the officer was appointed and was not made in anticipation of the appointment. The loan was fully repaid in July 2001.

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

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. As of December 31, 2001, the Company did not have such commitments.

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

         Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book values at December 31, 2001 and 2000 are outlined below.

         For cash and cash equivalents, the recorded book value of $18.0 million and $7.4 million as of December 31, 2001 and 2000, respectively, approximated fair value. The book value of restricted cash of $4.6 million and $ 8.0 million approximated fair value at December 31, 2001 and 2000, respectively. The recorded book value of the secured line of credit totaling $2.0 million and $20.0 million at December 31, 2001 and 2000, respectively, approximated its fair value.

         The net loan portfolio, senior indebtedness secured by real estate underlying the Company's wraparound loans, and long term debt secured by real estate owned at December 31, 2001 and 2000 have been valued using a present value of expected future cash flows. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

         The following tables describe the carrying amounts and fair value estimates of the Company's investments in real estate loans and long-term debt underlying the Company's wraparound loans and property interests:

                                                                            At December 31, 2001
                                                                            --------------------
                                                                  Carrying       Estimated       Discount
                                                                   Amount        Fair Value        Rate
                                                                   ------        ----------        ----
First mortgages and senior loan participations                  $  5,700,000    $  6,225,000        9.0%
Mezzanine (including wraparound) loans                           108,007,000     128,067,000      11.75
Bridge loans                                                      83,728,000      85,563,000        9.0
Senior indebtedness secured by real estate underlying the
   Company's wraparound loans                                     36,843,000
Long-term debt secured by real estate owned                       72,091,000
                                                                            At December 31, 2000
                                                                            --------------------
                                                                  Carrying       Estimated       Discount
                                                                   Amount        Fair Value        Rate
                                                                   ------        ----------        ----
First mortgages and senior loan participations                  $ 10,753,000     $11,705,000        8.5%
Mezzanine (including wraparound) loans                            94,430,000     113,810,000       11.5
Bridge loans                                                      35,718,000      36,583,000       10.5
Senior indebtedness secured by real estate underlying the
   Company's wraparound loans                                     54,286,000      53,927,000        8.0
Long-term debt secured by real estate owned                       94,148,000      93,524,000        8.6

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations

                                                                           For the three months ended
                                                                           --------------------------
2001                                                December 31,         September 30,          June 30,            March 31,
----                                                ------------         -------------          --------            ---------
Mortgage interest income                            $ 7,483,110           $ 5,877,477         $ 5,458,946          $ 4,843,825
Rental income                                         6,101,694             5,701,081           5,566,242            4,782,392
Other income                                          1,593,677             2,727,499           1,541,532              753,021
Interest expense                                      2,141,820             2,592,566           2,743,079            3,150,075
Property operating expenses                           3,290,596             3,439,836           3,125,134            2,323,676
Other operating expenses                              2,117,040             1,650,642           1,780,763            1,835,511
                                                    -----------           -----------         -----------          -----------
Net income before minority interest
and extraordinary gain                                7,629,025             6,623,013           4,917,744            3,069,976
Minority interest                                        (9,294)               26,831              23,667                 (236)
Extraordinary gain-consolidated
extinguishment of indebtedness
underlying real estate                                       --                    --                  --            4,633,454
                                                    -----------           -----------         -----------          -----------
Net income                                          $ 7,619,731           $ 6,649,844         $ 4,941,411          $ 7,703,194
                                                    ===========           ===========         ===========          ===========

Basic earnings per share:
Net income before extraordinary gain                $      0.60           $      0.56         $      0.53          $      0.48
                                                    ===========           ===========         ===========          ===========
Net income                                          $      0.60           $      0.57         $      0.53          $      1,20
                                                    ===========           ===========         ===========          ===========
Diluted earnings per share
Net income before extraordinary gain                $      0.60           $      0.56         $      0.53          $      0.48
                                                    ===========           ===========         ===========          ===========
Net income                                          $      0.60           $      0.56         $      0.53          $      1,19
                                                    ===========           ===========         ===========          ===========
                                                                           For the three months ended
                                                                           --------------------------
2000                                                December 31,         September 30,          June 30,            March 31,
----                                                ------------         -------------          --------            ---------
Mortgage interest income                            $ 4,698,617           $ 4,868,917         $ 4,046,307          $ 4,660,726
Rental income                                         4,793,575             4,725,219           4,936,921            3,850,010
Other income                                            628,841               296,490             728,936              314,172
Interest expense                                      3,275,036             3,488,359           3,212,113            2,802,296
Property operating expenses                           2,133,274             2,229,926           2,284,384            1,959,586
Other operating expenses                              1,692,219             1,191,527           1,173,916              976,411
                                                    -----------           -----------         -----------          -----------
Net income before minority interest                 $ 3,020,504           $ 2,980,814           3,041,751            3,086,615
Minority interest                                       (38,977)                9,340             (26,773)             (18,549)
                                                    -----------           -----------         -----------          -----------
Net income                                          $ 2,981,527           $ 2,990,154         $ 3,041,978          $ 3,086,066
                                                    ===========           ===========         ===========          ===========

Basic earnings per share:
Net income                                          $      0.47           $      0.48         $      0.48          $      0.49
                                                    ===========           ===========         ===========          ===========
Diluted earnings per share
Net income                                          $      0.47           $      0.47         $      0.48          $      0.49
                                                    ===========           ===========         ===========          ===========

NOTE 16 -- SUBSEQUENT EVENTS

(a) Initial Offering

         The Company issued 1.2 million common shares in a public offering that closed on March 13, 2002. The net proceeds received by the Company in connections with the public offering were approximately $20.6 million. Total offering costs approximated $1.1 million including underwriting discounts. The public offering price of the common shares was $18.05 per share.

(b) Overallotment

         On March 18, 2002, the Company issued an additional 180,000 common shares associated with the over allotment of the first quarter offering, at $18.05 per share. After underwriting discounts and commissions, the Company received total net proceeds of $3.1 million.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Face Amount      Book Value
     Loan Type/Property Type        Maturity Date        Periodic Payment Terms      Prior Liens      of Loans         of Loans
     -----------------------        -------------        ----------------------      -----------      --------         --------
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Loan term first mortgages and
senior loan participations
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Multifamily
-----------------------------------------------------------------------------------------------------------------------------------
Total long term first mortgages
and senior loan participations
-----------------------------------------------------------------------------------------------------------------------------------
Mezzanine (including
wraparound) loans
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Total mezzanine (including
wraparound) lonas
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Bridge loans
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Total bridge loans
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Grand Total
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

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

(1) Financial Statements

Consolidated Balance Sheets at December 31, 2001 and 2000

Consolidated Statements of Income for the three years ended December 31, 2001

Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2001

Consolidated Statements of Cash Flows for the three years ended
         December 31, 2001

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

10.4     Revolving Credit Loan and Security Agreement (3)

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

23       Consent of Grant Thornton LLP

(1) Filed previously as an Exhibit to the Company's Registration Statement on Form S-11 (Registration No. 333-35077)

(2) Filed previously as an Exhibit to the Company's Registration Statement on Form S-11 (Registration No. 333-53067)

(3) Filed previously as an Exhibit to the Company's Registration Statement on Form S-2 (Registration No. 333-55518)

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fourth quarter of 2001.

(c) Exhibits

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         April 1, 2002                   /s/ Scott F. Schaeffer
                                         ----------------------
                                         Scott F. Schaeffer
                                         President and Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Betsy Z. Cohen                  Chairman, Chief Executive Officer and Trustee       April 1, 2002
---------------------------
    Betsy Z. Cohen

/s/ Scott F. Schaeffer              President and Chief Operating Officer               April 1, 2002
---------------------------
    Scott F. Schaeffer

/s/ Ellen J. DiStefano              Vice President and Chief Financial Officer          April 1, 2002
---------------------------
    Ellen J. DiStefano

/s/ Jonathan Z. Cohen               Secretary and Trustee                               April 1, 2002
---------------------------
    Jonathan Z. Cohen

/s/ Edward S. Brown                 Trustee                                             April 1, 2002
---------------------------
    Edward S. Brown

/s/ Joel R. Mesznik                 Trustee                                             April 1, 2002
---------------------------
    Joel R. Mesznik

/s/ Daniel Promislo                 Trustee                                             April 1, 2002
---------------------------
    Daniel Promislo

/s/ S. Peter Albert                 Trustee                                             April 1, 2002
---------------------------
    S. Peter Albert