Form 10-K/A
period 2001-12-31
RAIT INVESTMENT TRUST
filed 2002-04-09
CIK 1045425

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K, [ ]

         The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing price of such shares on March 29, 2002, was approximately $301.8 million.


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

         We were formed in August 1997. We commenced operations upon completion of our initial public offering in January 1998, which resulted in net proceeds of $44.4 million. We made a second public offering in June 1998, which resulted in an additional $41.1 million of net proceeds. At December 31, 2001, we had total assets of $334.6 million including 36 loans with a book value of $197.3 million (less senior debt of $36.8 million) and five property interests with a book value of $104.9 million (less senior debt of $72.1 million). At December 31, 2000 we had total assets of $270.1 million including 26 loans with a book value of $140.7 million (less senior debt of $54.3 million) and five property interests with a book value of $107.9 million (less senior debt of $94.1 million).

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

Loan Portfolio

         The following table sets forth information regarding our loans as of December 31, 2001:

                                          Investments in                    Average
                                            real estate         Number      loan-to-           Range of              Range of
          Type of loan                         loans           of loans     value(1)         loan yields(2)         maturities
          ------------                     -------------       --------    ---------         --------------         ----------
Long-term first mortgages and
   senior loan participations(3)(4)....    $  5,700,036           2           42%                10-12%           4/30/02-8/31/05

Mezzanine (including
   wraparound) loans (5)...............     108,007,250          22           85%                11-45%           3/22/02-5/1/21

Short-term bridge loans (6)............      83,728,208          12           75%                11-20%           3/31/02-11/13/03

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

         As of December 31, 2001, 25 of our loans, constituting 41.2% of our loans by book value, were not collateralized by recorded or perfected liens, although 18 of these loans, constituting 29.4% of our loans by book value, are secured by deeds-in-lieu of foreclosure, also known as "pocket deeds." A deed-in-lieu of foreclosure is a deed executed in blank that the holder is entitled to record immediately upon a default in the loan. 18 of these loans, constituting 33.9% of our loans by book value, are secured by pledges of equity interests in the borrowers. These 25 loans are subordinate not only to existing liens encumbering the underlying property, but also to future judgment or other liens that may arise. Furthermore, in a bankruptcy we will have materially fewer rights than secured creditors and our rights will be subordinate to the lien-like rights of the bankruptcy trustee. Moreover, enforcement of our loans against the underlying properties will involve a longer and more complex legal process than enforcement of a mortgage loan.

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

                                                                                                   For the
                                                                                                   period
                                                                                                  August 20,
                                                                                                  1997 (date
                                                                                                      of
                                                                                                   inception)
                                                As of and for the year ended December 31,           through
                                                -----------------------------------------           December
                                                   2001         2000        1999        1998        31, 1997
                                                   ----         ----        ----        ----       ----------
                                                      (dollars in thousands except per share data)
Operating data:
  Total revenues                                  $ 52,430    $ 38,549    $ 34,122    $ 17,177            --
  Total costs and expenses                          30,191      26,419      21,178       8,778        $   46
  Net income (Loss) before extraordinary item       22,240      12,055      12,962       8,474           (46)
  Extraordinary item                                 4,633          --          --          --            --
  Net income (loss)                                 26,914      12,055      12,962       8,474           (46)
Basic earnings per share:
  Net income per share before extraordinary item      2.21        1.93        2.10        1.82
  Net income per share                                2.68        1.93        2.10        1.82
  Diluted earnings per share:
  Net income per share before extraordinary item      2.19        1.92        2.09        1.81
  Net income per share                                2.65        1.92        2.09        1.81
Balance sheet data:
  Total assets                                     334,603     270,120     269,829     201,259         2,192
  Indebtedness secured by real estate              108,935     148,434     161,164     114,204            --
  Shareholders' equity (deficiency)                211,025      86,675      86,238      85,518           (45)
  Shareholders' equity per share                     14.12       13.74       13.91       13.87            --
Other data:
  Funds from operations ("FFO")(2)                  25,629      14,963      14,849       9,269            --
  ("FFO")(2) per share-basic                          2.55        2.39        2.41        1.99            --
  ("FFO")(2) per share-diluted                        2.53        2.39        2.40        1.98            --
  Dividends per share                                 2.12        2.04        2.04        1.77            --


(1) Operations commenced on January 14, 1999.

(2) In accordance with guidelines of the National Association of Real Estate Investment Trusts, funds from operations ("FFO") is net income before extraordinary item (including realized gains) adjusted by adding back real property depreciation and certain amortization expenses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         We began investment operations in January 1998. Our principal business objective is to generate income for distribution to our shareholders from a combination of interest, rents and distributions in respect to rents where we own an equity interest in a real property, and proceeds from the sale of portfolio investments. We completed five public offerings of our common shares (two during 1998 and three in 2001) and utilized these proceeds, combined with repayment and refinancing of our loans and property interests and our line of credit to build our investment portfolio.

Liquidity and Capital Resources


         The principal sources of our capital were the five offerings of our common shares. After offering costs and underwriting discounts and commissions, we obtained net offering proceeds of $207.1 million. We also obtained capital resources from principal payments on, refinancings of, and sales of loans in our portfolio. These resources aggregated $95.7 million for the year ended December 31, 2001, including $7.0 million of debt refinancing, and $47.3 million for the year ended December 31, 2000. In addition, during 2000 we obtained $6.0 million from draws on the $20.0 million secured line of credit.

         We use our capital resources principally for originating and purchasing loans and acquiring property interests. For the year ended December 31, 2001, we originated or purchased 25 loans (including one increase in existing financing) in the amount of $145.3 million, including senior debt of $7.0 million underlying wraparound loans, as compared to ten loans in the amount of $39.7 million, including senior debt of $30.2 million underlying wraparound loans, in 2000. For the year ended December 31, 2001, we did not acquire any property interests however for the year ended December 31, 2000, we acquired one property interest for $1.5 million and we converted two loans with an aggregate outstanding balance of $19.5 million to property interests with an appraised value of $20.1 million. In addition, we funded $2.5 million of improvements to two properties.

         We also receive funds from interest payments on our loans and operating income from our property interests. As required by the Internal Revenue Code, we used these funds, to the extent of not less than 90% of our taxable income, to pay distributions to our shareholders. For the years ended December 31, 2001 and 2000, we paid distributions of $21.7 million and $12.8 million, respectively, of which $21.6 million and $12.3 million was in cash and $39,500 and $472,000 was in additional common shares issued through our dividend reinvestment plan. We intend to maintain our current level of distributions in fiscal 2002.

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

         At December 31, 2001, we had approximately $8.4 million in funds available for investment. All of these funds were temporarily invested in a money market account that we believe has a high degree of liquidity and safety. We expect that, during 2002, nine of our short-term bridge loans, totaling
$68.8 million net of underlying senior indebtedness of $5.0 million at December 31, 2001, will be repaid or refinanced, providing additional funds available for investment in the approximate amount of $68.8 million.

         We expect to continue to use cash provided by operations to meet our short-term capital needs including general and administrative expenses and dividend requirements. Factors that could negatively impact our ability to generate cash from operations in the future include the following:

         o A decline in the real estate market or economic conditions could occur in the Mid-Atlantic region of the United States, where there is a large concentration of properties that collateralize our loans.

         o Due to increasing vacancy in the commercial property market, some of our borrowers may experience a decline in market rents or in the overall revenue of their properties, which collateralize our loan. This may reduce the overall cash flow available to service the total debt on the property, including payments due on our loans.

         o Our borrowers or we may not be able to refinance our existing indebtedness on terms as favorable as the terms of our existing indebtedness, which would result in higher interest expense.

         o Although we believe that the properties that collateralize our loans are adequately insured, we are subject to the risk that the insurance may not coverall of the costs to restore a property, which is damaged by a fire or other catastrophic event.

        We historically have financed our long-term capital needs through a combination of the following:

         o cash from operations;

         o borrowings from our secured line of credit

         o proceeds from repayments of loans;

         o refinancing of loans.

         Factors that could negatively impact our ability to finance our long-term capital needs in the future include the following:

         o As a REIT, we must distribute 90% of our annual taxable income, which limits the amount of cash we have available for other business purposes, including amount to fund our long-term capital needs.

         o Much of our ability to raise capital through issuance of Common Shares is dependent upon the value of our Common Shares. As is the case with any publicly traded securities, certain factors outside of our control could influence the value of these shares.

 Results of Operations

         Our average interest-earning assets for the years ended December 31, 2001, 2000 and 1999 were $155.8 million, $85.5 million and $85.9 million, respectively, including $12.7 million, $9.4 million and $9.1 million, respectively, of average interest-earning assets invested in a money market account. The increases in average interest earning assets and in average interest earning assets invested in a money market account from the year ended December 31, 2000 to the corresponding period in 2001 were due to the $120.0 million equity that was raised and utilized to originate loans throughout 2001. The slight decrease in average interest-earning assets and the slight increase in average interest-earning assets invested in a money market account from the year ended December 31, 1999 to the corresponding period in 2000 was due to differences between the times when we made loans and our receipt of loan repayments and interest, as well as temporary changes in other asset and liability accounts.

         Our interest income from loans was $23.7 million for the year ended December 31, 2001, compared to $18.3 million and $20.0 million in 2000 and 1999, respectively. Interest income from our money market account was $352,000 for the year ended December 31, 2001, compared to $548,000 and $312,000 for 2000 and 1999, respectively. The increase in interest income from the year ended December 31, 2000 to the corresponding period in 2001 was due to an increase in our investments in real estate loans ($197.3 million at December 31, 2001 versus $140.7 million at December 31, 2000). The decrease in interest income from the money market account from the year ended December 31, 2000 to the corresponding period in 2001 was due to a decrease in the interest rates paid by banks on money market funds. The decrease in interest income from the year ended December 31, 1999 to the corresponding period in 2000 was due to a decrease in our investments in real estate loans ($140.7 million at December 31, 2000 versus $160.5 million at December 31, 1999) and an increase in our net investment in real estate ($107.9 million at December 31, 2000 versus $89.9 million at December 31, 1999). The increase in interest income from the money market account from the year ended December 31, 2000 to the corresponding period in 1999 was due to a higher balance of assets invested in the account arising from loan repayments we held in anticipation of loan fundings.

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

         We earned fee and other income of $5.7 million for the year ended December 31, 2001 as compared to $1.4 million in 2000 and $153,000 for 1998. Included in the 2001 fee and other income was $1,800,000 from RAIT Capital Corp and $3.6 million relating to fees earned in the structuring of certain transactions. Included in the 2000 fee and other income was $500,000 earned for subordinating one of our loans to additional senior debt, $300,000 relating to termination of an appreciation interest in one of our loans, $286,000 of income generated by RAIT Capital Corp., our first mortgage conduit loan subsidiary which holds the assets we acquired from Pinnacle Capital Group, $169,000 of dividend income from one of our property interests, $90,000 earned for services provided to one of our property interests and $75,000 earned for restructuring the ownership and financing of one of our property interests. Included in the 1999 fee and other income was $325,000 earned for restructuring the ownership and financing of one of our property interests, $250,000 earned for subordinating one of our loans to additional senior debt, and $90,000 earned for services provided to one of our property interests.

         We recognized a gain on the sale of three loans of $535,000 in 2001. We recognized a gain of $131,000 on the sale of a loan in 1999. In 1999, we also recognized income from loan satisfactions of $598,000, which related to our conversion of two loans with a combined book value of $19.5 million to a property interest worth $20.1 million.

         Five of our acquired loans remain subject to forbearance or similar agreements. During the years ended December 31, 2001, 2000 and 1999, all payments under the agreements were timely made and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining 31 loans in our portfolio are performing in accordance with their terms as we originally underwrote them and were current as to payments as of each of December 31, 2001, 2000 and 1999.

         During the year ended December 31, 2001, we incurred expenses of $30.2 million as compared to $26.4 million and $21.2 million in 2000 and 1999, respectively. The expenses consisted of interest expense, operating expenses relating to our property interests, salaries and related benefits, general and administrative expenses, and depreciation and amortization. Interest expense was $10.6 million for the year ended December 31, 2001, as compared to $12.8 million and $11.1 million in 2000 and 1999, respectively. Interest expense consists of interest payments made on senior indebtedness on properties underlying our wraparound loans and property interests, and interest payments made on our line of credit. The decrease in interest expense from the year ended December 31, 2000 to the corresponding period in 2001 resulted from the repayment of approximately $41.3 million of unsecured debt underlying our interests and on our secured line of credit, with funds made available by our equity offerings. In addition, the interest rate on our credit line decreased from an average of 9.2% in 2000 to an average of 6.9% in 2001. The increase in interest expense from the year ended December 31, 1999 to the corresponding period in 2000 was due to the increase in our loan portfolio and number of property interests and our use of draws under our line of credit to originate or acquire loans and property interests.

         Property operating expenses were $12.2 million for the year ended December 31, 2001, compared to $8.6 million and $6.3 million for 2000 and 1999, respectively. Depreciation and amortization was $3.3 million for the year ended December 31, 2001, compared to $2.9 million and $1.9 million for 2000 and 1999, respectively. The increases in property operating expenses, depreciation and amortization were due to the increased number of property interests in our portfolio.

         Salaries and related benefits were $2.7 million for the year ended December 31, 2001, as compared to $1.5 million and 1.4 million for 2000 and 1999, respectively. General and administrative expenses were $1.3 million for the year ended December 31, 2001, as compared to $637,000 and $433,000 for 2000 and 1999, respectively. The increases in salaries and related benefits and general and administrative expenses from the year ended December 31, 2000 to the corresponding period in 2001 were due to our acquisition of RAIT Capital Corp. in August, 2000, as well as increased personnel and occupancy expenses which reflect the expansion of our staff to support the increased size of our portfolio, due to the significant infusion of new capital. Salaries and related benefits and general and administrative expenses increased from 1999 to 2000 as a result of salary increases and incremental expenses of $383,000 associated with our August 2000 acquisition of Pinnacle Capital Group.

         We initiated a reserve for loan losses of $226,000. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with our policy, we determined that this reserve was adequate as of December 31, 2001 and 2000. We will continue to analyze the adequacy of this reserve on a quarterly basis.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The following table contains information about the cash held in a money market account, loans held in our portfolio, long-term debt underlying our loans and property interests and our secured line of credit as of December 31, 2001. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2002 through 2006 and separately aggregates the information for all maturities arising after 2006.

            Interest Earning Assets and Interest Bearing Liabilities,
                           Aggregated by Maturity Date


                                      2002          2003          2004          2005         2006    Thereafter          Total
                                      ----          ----          ----          ----         ----    ----------          -----
Interest Earning Assets:
Money Market accounts ...........  $18,064,900           ---           ---           ---         ---          ---      $ 18,064,900
Average interest rate                      2.0%          ---           ---           ---         ---          ---               2.0%
First mortgages and senior
     loan participations ........  $ 1,013,100   $   428,400   $   473,200   $ 3,785,300         ---          ---      $  5,700,000
Average interest rate                     10.0%         10.0%         10.0%         10.0%        ---          ---              10.0%
Mezzanine (including
     wraparound) loans ..........  $ 2,040,700   $ 4,364,400   $25,392,700   $ 3,520,700  $6,950,000  $ 5,738,700      $108,007,200
Average interest rate                     12.8%         13.5%         16.1%         17.7%       15.0%        12.5%             13.8%
Bridge loans ....................  $68,078,200   $15,650,000           ---           ---         ---          ---      $ 83,728,200
Average interest rate                     11.2%         10.6%          ---           ---         ---          ---              11.1%

Interest bearing liabilities:
Senior Indebtedness
     Secured by real estate
     underlying wraparound loans.. $   831,800   $ 5,865,000   $   900,900   $   905,200  $  567,700  $27,772,500      $ 36,843,100
Average interest rate                      8.8%          8.1%          8.7%          8.6%        7.6%         7.7%              7.9%
Long-term debt secured by
     real estate owned ........... $   864,300   $   929,300   $   999,100   $ 1,074,200  $1,152,000  $67,072,400      $ 72,091,300
Average interest rate                      7.3%          7.3%          7.3%          7.3%        7.3%         7.3%              7.3%
Secured line of credit                     ---   $ 2,000,000           ---           ---         ---          ---      $  2,000,000
Average interest rate                      ---          4.75%          ---           ---         ---          ---             4.75%


[restubbed table]

                                        Fair Market
                                           Value
                                        -------------
Interest Earning Assets:
Money Market accounts .............     $ 18,064,900
Average interest rate
First mortgages and senior
     loan participations .........      $  6,225,000
Average interest rate
Mezzanine (including
     wraparound) loans ...........      $128,067,000
Average interest rate
Bridge loans                            $ 85,563,000
Average interest rate

Interest bearing liabilities:
Senior Indebtedness
     Secured by real estate
     underlying wraparound loans ..     $ 35,614,700
Average interest rate
Long-term debt secured by
     real estate owned ............     $ 69,466,400
Average interest rate
Secured line of credit                  $  2,000,000
Average interest rate

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

Schedule IV -- Mortgage Loans on Real Estate                                            F-25

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


/s/ Grant Thornton LLP
------------------------------


Philadelphia, Pennsylvania
January 23, 2002 (except for note
16(a), as to which the date is
March 13, 2002 and note 16(b), as
to which the date is March 18, 2002)

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
                                                                =============      =============

                   The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                        Consolidated Statements of Income

                                                 For the Year Ended           For the Year Ended         For the Year Ended
                                                  December 31, 2001            December 31, 2000          December 31, 1999
                                                  -----------------            -----------------          -----------------
REVENUES
Mortgage interest income                            $ 23,663,358                 $ 18,274,567                $ 20,011,207
Rental income                                         22,151,409                   18,305,725                  12,386,251
Fee income and other                                   5,729,042                    1,420,117                     684,207
Investment income                                        351,729                      548,322                     311,631
Gain on sale of loans                                    534,958                         --                       131,125
Income from loan satisfaction                               --                           --                       597,742
                                                    ------------                 ------------                ------------
    Total revenues                                    52,430,496                   38,548,731                  34,122,163

COSTS AND EXPENSES
Interest                                              10,627,540                   12,777,804                  11,104,947
Property operating expenses                           12,179,242                    8,607,170                   6,344,473
Salaries and related benefits                          2,711,606                    1,488,390                   1,407,955
General and administrative                             1,324,003                      637,060                     433,239
Depreciation and amortization                          3,348,347                    2,908,623                   1,887,560
                                                    ------------                 ------------                ------------
    Total costs and expenses                          30,190,738                   26,419,047                  21,178,174
                                                    ------------                 ------------                ------------
Net income before minority interest
and extraordinary gain                              $ 22,239,758                 $ 12,129,684                $ 12,943,989

Minority interest                                         40,968                      (74,959)                     17,761

Extraordinary gain--consolidated
extinguishment of indebtedness
underlying investment in real estate                   4,633,454                         --                          --
                                                    ------------                 ------------                ------------

Net income                                          $ 26,914,180                 $ 12,054,725                $ 12,961,750
                                                    ============                 ============                ============

Net income before minority interest
and extraordinary gain                              $       2.21                 $      1.94                 $       2.10

Minority interest                                           0.01                       (0.01)                          --


Extraordinary gain                                           .46                          --                           --
                                                    ------------                 ------------                ------------

Net income per common share-basic                   $       2.68                 $       1.93                $       2.10
                                                    ============                 ============                ============

Weighted average common shares
outstanding-basic                                     10,039,788                    6,251,828                   6,168,248
                                                    ============                 ============                ============

Net income before minority interest and
extraordinary gain                                  $       2.19                 $       1.93                $       2.09


Minority interest                                             --                        (0.01)                         --

Extraordinary gain                                           .46                           --                          --
                                                    ------------                 ------------                ------------

Net income per common share-diluted                 $       2.65                 $       1.92                $       2.09
                                                    ============                 ============                ============

Weighted average common shares
outstanding-diluted                                   10,142,931                    6,265,922                   6,192,656
                                                    ============                 ============                ============

                   The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
            Consolidated Statements of Changes in Shareholders Equity
                   For the Three Years Ended December 31, 2001


                                                                                           Retained
                                                                         Additional        Earnings               Total
                                  Preferred           Common              Paid-in        (accumulated          Shareholders'
                                    Stock             Stock               Capital           deficit)             Equity
                                    -----             -----               -------           --------             ------
Balance, January 1, 1999        $        --        $      61,654       $  85,817,332      $    (360,527)      $  85,518,459
Net income                               --                 --                  --           12,961,750          12,961,750
Dividends                                --                  337             341,906        (12,584,154)        (12,241,911)
                                -------------      -------------       -------------      -------------       -------------
Balance, December 31, 1999               --               61,991          86,159,238             17,069          86,238,298
                                -------------      -------------       -------------      -------------       -------------
Net income                               --                 --                  --           12,054,725          12,054,725
Dividends                                --                  464             471,597        (12,776,419)        (12,304,358)
Stock options exercised                  --                  522             539,052               --               539,574
Common shares issued, net                --                  125             146,750               --               146,875
                                -------------      -------------       -------------      -------------       -------------
Balance, December 31, 2000               --               63,102          87,316,637           (704,625)         86,675,114
                                -------------      -------------       -------------      -------------       -------------
Net income                               --                 --                  --           26,914,180          26,914,180
Dividends                                --                   30              39,510        (21,678,725)        (21,639,189)
Stock options exercised                  --                  250             212,250               --               212,500
Common shares issued, net                --               86,090         118,776,265               --           118,862,359
                                -------------      -------------       -------------      -------------       -------------
Balance, December 31, 2001      $        --        $     149,472       $ 206,344,662      $   4,530,830       $ 211,024,964
                                =============      =============       =============      =============       =============

                   The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                For the Year Ended     For the Year Ended     For the Year Ended
                                                                 December 31, 2001      December 31, 2000      December 31, 1999
                                                                 -----------------      -----------------      -----------------
Cash flows from operating activities
    Net Income                                                     $  26,914,180          $  12,054,725          $  12,961,750
      Adjustments to reconcile net income to net
          cash provided by operating activities:
      Gain on consolidated extinguishment of debt                     (4,633,454)                  --                     --
      Gain on sale of loans                                             (534,958)                  --                 (131,125)
      Income from loan satisfaction                                         --                     --                 (597,742)
      Minority interest                                                  (40,968)                74,959                (17,761)
      Depreciation and amortization                                    3,348,347              2,908,623              1,887,560
      Accretion of loan discounts                                     (1,272,989)              (213,474)            (3,206,162)
      Increase in tenant escrows                                         (67,064)               (57,993)              (164,378)
      Increase in accrued interest receivable                         (1,401,333)              (949,012)              (487,065)
      Increase in prepaid expenses and other assets                   (2,163,604)              (819,732)              (461,064)
      Increase in accounts payable and accrued liabilities               446,544                152,306                189,973
      (Decrease) increase in accrued interest payable                   (622,593)               630,147                359,437
      Increase in deferred interest payable                                 --                   91,506                673,273
      Increase in tenant security deposits                               319,221                222,188                126,078
      Increase (decrease) in deferred income                             943,613               (200,574)               669,162
      Increase (decrease) in borrowers' escrows                        1,104,618                146,661               (394,154)
                                                                   -------------          -------------          -------------
         Net cash provided by operating activities                    22,339,560             14,040,330             11,407,782
                                                                   -------------          -------------          -------------

Cash flows from investing activities
      Purchase of furniture, fixtures and equipment                       (6,511)               (35,074)                (5,460)
      Real estate loans purchased                                           --               (1,850,000)           (24,005,000)
      Real estate loans originated                                  (145,359,306)           (37,840,982)           (37,159,648)
      Proceeds from sale of loan/loan participation                    1,361,948                   --                2,481,782
      Principal repayments from real estate loans                     87,335,350             17,106,519             28,768,535
      Purchase of real estate and improvements                          (182,084)            (6,052,358)            (3,976,651)
      Cash paid for asset acquisition                                       --                 (630,378)                  --
                                                                   -------------          -------------          -------------
          Net cash used in investing activities                      (56,850,603)           (29,302,173)           (33,896,442)
                                                                   -------------          -------------          -------------
Cash flows from financing activities
      (Repayments)/advances on secured line of credit                (18,000,000)             6,000,000             14,000,000
      Issuance of common stock, net                                  119,074,855                539,574                   --
      Payment of cash dividends                                      (21,639,185)           (12,304,358)           (12,241,911)
      Principal repayments on senior indebtedness                    (22,457,364)           (12,392,394)              (374,941)
      Principal repayments on long-term debt                            (786,907)              (696,292)              (443,078)
      Proceeds of senior indebtedness                                  6,950,000             30,200,000             12,000,000
      Proceeds of long-term debt                                       2,275,000                   --               15,860,225
      Cash paid to acquire debt                                      (20,248,435)                  --                     --
                                                                   -------------          -------------          -------------
          Net cash provided by financing activities                   45,167,964             11,346,530             28,800,295
                                                                   -------------          -------------          -------------

Net change in cash and cash equivalents                               10,656,921             (3,915,313)             6,311,635
                                                                   -------------          -------------          -------------

Cash and cash equivalents, beginning of year                       $   7,407,988          $  11,323,301          $   5,011,666
                                                                   -------------          -------------          -------------

Cash and cash equivalents, end of year                             $  18,064,909          $   7,407,988          $  11,323,301
                                                                   =============          =============          =============

Noncash items:
Stock issued for asset acquisition                                 $        --            $     146,875          $        --
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

         On July 6, 2001, the Securites and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. This SAB was effective upon issuance and provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans in accordance with US GAAP and was effective upon issuance. The adoption of SAB No. 102 did not have a material impact on the Company's consolidated financial position or results of operations.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the consolidated financial position or consolidated results of operations of the Company.

Derivative Financial Instruments

         On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this statement did not have a material effect on the Company's financial position or results of operations. This statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133, an entity may designate a derivative as a hedge of exposure to changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial position and results of operations.


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

Consolidated Statement of Cash Flows

         For purposes of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid for interest was $11.3 million, $11.8 million and $9.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Senior indebtedness incurred in conjunction with the acquisition and origination of real estate loans was $0 for the years ended December 31, 2001 and 2000 and $34.5 million for the year ended December 31, 1999. Long-term debt assumed in conjunction with the acquisition of an investment in real estate was $0 million, $11.8 million and $860,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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
                                                              =============       =============

         The following is a summary description of the assets contained in the Company's portfolio of investments in real estate loans as of December 31, 2001:

                                                               Number of      Average
                           Type of Loan                          Loans      loan-to-value  Yield range    Range of Maturities
Long-term first mortgages and senior loan participations           2             42%        10-12%        4/30/02-8/31/05
Mezzanine (including wraparound) loans                            22             85%        11-45%(1)     3/22/02-5/1/21
Short term bridge loans                                           12             75%        11-20% (1)    3/31/02-11/13/03

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

         As of December 31, 2001 and 2000, senior indebtedness secured by real estate underlying the Company's wraparound loans consisted of the following:

                                                                                            2001             2000
                                                                                            ----             ----
Loan payable, secured by real estate, monthly installments of $13,789,
including interest at 7.08%, remaining principal due December 1, 2008                    $ 1,846,393     $ 1,880,372

Loan payable, secured by real estate, monthly installments of $17,051,
including interest at 6.83%, remaining principal due December 1, 2008                      2,333,839       2,375,281

Loan payable, secured by real estate, monthly installments of $10,070,
including interest at 6.83%, remaining principal due December 1, 2008                      1,492,801       1,509,640

Loan payable, secured by real estate, monthly installments of $80,427,
including interest at 6.95%, remaining principal due July 1, 2008                                 --      11,833,389

Loan payable, secured by real estate, monthly installments of $28,090,
including interest at 6.82%, remaining principal due November 1, 2008                      4,149,577       4,201,677

Loan payable, secured by real estate, monthly installments of $72,005,
including interest at 7.55%, remaining principal due December 1, 2008                      9,564,089       9,754,779

Loan payable, secured by real estate, monthly installments of principal and interest based on an amortization schedule of 25 years, including interest at
LIBOR (London interbank offered rates) plus 135 basis points (8.06% at December
31, 2000), remaining principal due September 15, 2007(1)                                  10,835,791      10,968,835

Loan payable, secured by real estate, interest only at LIBOR plus 200 basis points with a ceiling of 10% and a floor of 8.6% (8.71% at December 31, 2000),
principal due September 30, 2002                                                                  --         762,415

Loan payable, secured by Company's interest in first mortgage bridge loan of
$14,000,000, interest only at 9.5%, principal balance due July 29, 2001                           --       9,000,000

Loan payable, secured by Company's interest in mezzanine loan of $2,482,759 at
December 31, 2001 ($3,000,000 at December 31, 2000), monthly principal payments
of $34,483 plus interest at 10%, due November 2, 2005                                      1,620,690       2,000,000

Loan payable, secured by Company's interest in bridge loan of $7,500,000
interest only at 8% due monthly, principal balance due June 23, 2003                       5,000,000              --
                                                                                         -----------     -----------
                                                                                         $36,843,180     $54,286,388
                                                                                         ===========     ===========

(1) The interest rate is subject to an interest rate swap agreement entered into by the borrower which modifies the interest rate to 8.68%.

         As of December 31, 2001, the senior indebtedness secured by real estate underlying the Company's wraparound loans maturing over the next five years, and the aggregate indebtedness maturing thereafter is as follows:

                   2002................     $   831,839
                   2003................       5,865,045
                   2004................         900,913
                   2005................         905,176
                   2006................         567,721
                   Thereafter..........      22,772,486
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

         As of December 31, 2001, the amount of long-term debt secured by the Company's real estate investments that matures over the next five years, and the aggregate indebtedness maturing thereafter, is as follows:

                    2002.................    $   864,340
                    2003.................        929,208
                    2004.................        999,134
                    2005.................      1,074,249
                    2006.................      1,152,068
                    Thereafter...........     67,072,404
                                             -----------
                                             $72,091,483
                                             ===========

         Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Unamortized fees as of December 31, 2001 and 2000 were $388,000 and $0, respectively. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's real estate investments for the years ended December 31, 2001, 2000 and 1999 was $3.1 million, $2.9 million and $1.9 million, respectively.

         The Company leases space in the buildings it owns to several tenants. Approximate future minimum lease payments under noncancellable leasing arrangements as of December 31, 2001 are as follows:

                    2002                     $11,142,704
                    2003                      10,860,525
                    2004                      10,756,511
                    2005                       9,806,883
                    2006                       8,669,387
                    Thereafter                29,835,154
                                             -----------
                                             $81,071,164
                                             ===========

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

NOTE 7 -- SHAREHOLDERS' EQUITY

         The Company completed the sale of 2,800,000 common shares on March 28, 2001. The net proceeds received by the Company in connection with the public offering were approximately $35.0 million. Total offering costs approximated $3.6 million including underwriting discounts and a fee of $150,000 paid to a trustee of the Company, who is also the son of the Chairman and Chief Executive Officer, for organizing the underwriting syndicate. 370,000 of the Common Shares sold in the public offering were purchased by RAI, and 119,450 Common Shares sold in the public offering were purchased by officers, directors and trustees of the Company, and related persons. The public offering price of the Common Shares was $13.75 per share. The 370,000 shares purchased by RAI and the 119,450 shares purchased by related persons were purchased at $13.22 per share (a price equal to the public offering price less the selling concession.

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

                                                          2001          2000             1999
                                                          ----          ----             ----
Net income                           As reported       $26,914,000   $12,055,000     $12,962,000
                                     Pro forma          26,138,000    11,200,000      12,457,000
Net income per common share-         As reported              2.68          1.93            2.10
   basic                             Pro forma                2.60          1.79            2.02
Net income per common share-         As reported              2.65          1.92            2.09
   diluted                           Pro forma                2.57          1.78            2.01

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 11.3%, 14.9%, and 14.7%; expected volatility of 14%, 30% and 19%; risk-free interest rate of 5.1%, 5.80% and 6.09%; and expected lives of five years.

         A summary of the activity of the Option Plan is presented below.

                                                     2001                      2000                       1999
                                                     ----                      ----                       ----
                                                         Weighted                  Weighted                  Weighted
                                                          average                   average                   average
                                                          exercise                  exercise                  exercise
                                             Shares        price       Shares        price        Shares       price
                                             ------        -----       ------        -----        ------       -----
Outstanding, January 1,                     586,825       $12.99      630,000        $13.19     450,000        $14.17
Granted                                      10,000        13.65       85,000         11.65     180,000         10.75
Exercised                                   (36,000)       10.39      (52,175)        10.34        --            --
Terminated                                      --          --        (76,000)        15.00        --            --
                                            -------       ------      -------        ------     -------        ------
Outstanding, December 31                    560,825        13.16      586,825         12.99     630,000         13.19
                                            =======       ======      =======        ======     =======        ======

Options exercisable at
   December 31,                             508,244                   281,663                   112,500
                                            =======                   =======                   =======
Weighted average fair value of
   options granted during the year                        $ 3.45                     $ 4.34                    $ 3.37
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

         Rental expense was $147,000, $82,000 and $24,000 for the years ended December 31, 2001, 2000 and 1999. Rent paid to TheBancorp.com was approximately $137,000 and 39,000 for the years ended December 31, 2001 and 2000, respectively.

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

Transactions with Other Affiliates:

         Brandywine Construction & Management, Inc., an affiliate of RAI, provided real estate management services to two properties owned by the Company and ten properties underlying the Company's loans at December 31, 2001 (two properties and 13 properties underlying the Company's loans at December 31,
2000). Management fees in the amount of $978,000, $471,000 and $422,000 were paid to Brandywine for the years ended December 31, 2001, 2000, and 1999 respectively, relating to the properties owned by the Company.

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

         The following tables describe the carrying amounts and fair value estimates of the Company's investments in real estate loans and long-term debt underlying the Company's wraparound loans and property interests:

                                                                            At December 31, 2001
                                                                            --------------------
                                                                  Carrying       Estimated       Discount
                                                                   Amount        Fair Value        Rate
                                                                   ------        ----------        ----
First mortgages and senior loan participations                  $  5,700,000    $  6,225,000        9.0%
Mezzanine (including wraparound) loans                           108,007,000     128,067,000       11.8
Bridge loans                                                      83,728,000      85,563,000        9.0
Senior indebtedness secured by real estate underlying the
   Company's wraparound loans                                     36,843,000      35,614,700        8.0
Long-term debt secured by real estate owned                       72,091,000      69,466,400        7.7

                                                                            At December 31, 2000
                                                                            --------------------
                                                                  Carrying       Estimated       Discount
                                                                   Amount        Fair Value        Rate
                                                                   ------        ----------        ----
First mortgages and senior loan participations                  $ 10,753,000     $11,705,000        8.5%
Mezzanine (including wraparound) loans                            94,430,000     113,810,000       11.5
Bridge loans                                                      35,718,000      36,583,000       10.5
Senior indebtedness secured by real estate underlying the
   Company's wraparound loans                                     54,286,000      53,927,000        8.0
Long-term debt secured by real estate owned                       94,148,000      93,524,000        8.6

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations

                                                                           For the three months ended
                                                                           --------------------------
2001                                                December 31,         September 30,          June 30,            March 31,
----                                                ------------         -------------          --------            ---------
Mortgage interest income                            $ 7,483,110           $ 5,877,477         $ 5,458,946          $ 4,843,825
Rental income                                         6,101,694             5,701,081           5,566,242            4,782,392
Other income                                          1,593,677             2,727,499           1,541,532              753,021
Interest expense                                      2,141,820             2,592,566           2,743,079            3,150,075
Property operating expenses                           3,290,596             3,439,836           3,125,134            2,323,676
Other operating expenses                              2,117,040             1,650,642           1,780,763            1,835,511
                                                    -----------           -----------         -----------          -----------
Net income before minority interest
and extraordinary gain                                7,629,025             6,623,013           4,917,744            3,069,976
Minority interest                                        (9,294)               26,831              23,667                 (236)
Extraordinary gain-consolidated
extinguishment of indebtedness
underlying real estate                                       --                    --                  --            4,633,454
                                                    -----------           -----------         -----------          -----------
Net income                                          $ 7,619,731           $ 6,649,844         $ 4,941,411          $ 7,703,194
                                                    ===========           ===========         ===========          ===========

Basic earnings per share:
Net income before extraordinary gain                $      0.60           $      0.56         $      0.53          $      0.48
                                                    ===========           ===========         ===========          ===========
Net income                                          $      0.60           $      0.57         $      0.53          $      1.20
                                                    ===========           ===========         ===========          ===========
Diluted earnings per share
Net income before extraordinary gain                $      0.60           $      0.56         $      0.53          $      0.48
                                                    ===========           ===========         ===========          ===========
Net income                                          $      0.60           $      0.56         $      0.53          $      1.19
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

                                   SCHEDULE IV

                              RAIT Investment Trust
                                And Subsidiaries
                          Mortgage Loans on Real Estate
                                December 31, 2001


                                                            Periodic Payment                         Face Amount      Book Value
Loan Type/Property Type               Maturity Date             Terms              Prior Liens         of Loans        of Loans
-----------------------               -------------         ----------------       -----------       ------------     -----------
Long Term First Mortgages and
Senior Loan Participations
--------------------------

Residential                          3/28/01-8/31/05                           $             -        $ 5,700,036     $ 5,700,036
                                                                               ---------------        -----------     -----------
Total Long Term First Mortgages
and Senior Loan Participations                                                 $             -          5,700,036       5,700,036


Mezzanine (including wraparound) loans

Residential                             08-Sep-07             interest only    $    10,835,792       $ 15,550,207    $ 15,550,207

Commercial                              30-Nov-08             interest only          9,564,089         12,636,339      12,636,339

Commercial                              15-Feb-04             interest only         44,833,065         10,000,000      10,000,000

Commercial                              24-Sep-11             interest only         17,125,000          7,311,127       7,311,127

Commercial                              10-Jul-06             interest only         23,250,000          7,000,000       7,000,000

Commercial                              18-Sep-04             interest only         16,300,000          6,950,000       6,950,000

All other commercial                 5/31/02-5/1/21                                 85,345,632         26,209,831      26,209,831

All other residential                3/22/02-6/4/11                                 66,709,025         22,349,746      22,349,746
                                                                               ---------------       ------------    ------------

Total mezzanine (including wraparound) loans                                   $   273,962,603       $108,007,250    $108,007,250
                                                                               ---------------       ------------    ------------
Bridge Loans
------------

Residential                             27-Jun-02             interest only    $             -       $ 32,000,000    $ 32,000,000

Residential                             22-Jun-03             interest only          5,000,000          7,500,000       7,500,000

Residential                             13-Nov-03             interest only                  -          7,400,000       7,400,000

Commercial                              29-Jul-02             interest only         30,000,000          8,829,000       8,829,000

Commercial                              12-Jul-02             interest only                  -         14,000,000      14,000,000

All other residential                4/4/02-4/24/02                                  7,162,195          6,950,000       6,950,000

All other commercial                3/31/02-12/27/02                                30,871,676          7,049,208       7,049,208
                                                                               ---------------       ------------    ------------

Total Bridge Loans                                                             $    73,033,871       $ 83,728,208    $ 83,728,208
                                                                               ---------------       ------------    ------------
Grand Total                                                                    $   346,996,474       $197,435,494    $197,435,494
                                                                               ===============       ============    ============

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

/s/ Betsy Z. Cohen                  Chairman, Chief Executive Officer and Trustee       April 9, 2002
---------------------------
    Betsy Z. Cohen

/s/ Scott F. Schaeffer              President and Chief Operating Officer               April 9, 2002
---------------------------
    Scott F. Schaeffer

/s/ Ellen J. DiStefano              Vice President and Chief Financial Officer          April 9, 2002
---------------------------
    Ellen J. DiStefano

/s/ Jonathan Z. Cohen               Secretary and Trustee                               April 9, 2002
---------------------------
    Jonathan Z. Cohen

/s/ Edward S. Brown                 Trustee                                             April 9, 2002
---------------------------
    Edward S. Brown

/s/ Joel R. Mesznik                 Trustee                                             April 9, 2002
---------------------------
    Joel R. Mesznik

/s/ Daniel Promislo                 Trustee                                             April 9, 2002
---------------------------
    Daniel Promislo

/s/ S. Peter Albert                 Trustee                                             April 9, 2002
---------------------------
    S. Peter Albert