Form 10-K/A
period 2001-12-31
RAIT INVESTMENT TRUST
filed 2002-04-30
CIK 1045425

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

         Typically, the resolution process for discounted loans involves forbearance agreements. A forbearance agreement typically requires a borrower to pay to the lender all revenue from the property after payment of that property's operating expenses in return for the lender's agreement to withhold exercising its rights under the loan documents. As of December 31, 2001, five of our loans, constituting 7.4% of our loans by book value, had been acquired at a discount to both their outstanding balances and the appraised values of the underlying properties. Each of the five loans is in default under its original loan terms but is current under the related forbearance agreement.

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

Types of Properties Relating to Loans

         We focus our financing activities on multi-family residential, office and other commercial properties with property values generally between $2.0 million and $30.0 million. We may, in appropriate circumstances as determined by the Board of Trustees, provide financing to properties with values outside this range, as was the case with seven loans, constituting 19.0% of our loans, by book value, at December 31, 2001. We do not normally finance undeveloped property or make loans in situations where construction is involved except where the underlying property, and any additional real property collateral we may require as security, as it exists at the time of financing, meets our loan-to-value guidelines. In situations where a loan is made with respect to a property that does not meet our cash flow guidelines, we typically require that the developers and their controlling persons personally guarantee the loan, and that some of all of these persons, individually or in the aggregate, have net worth sufficient to repay the loan in the event of default. Any such loan may also condition funding upon the satisfaction of certain property income or occupancy criteria. We are not limited in the amount or percentage of our loans in any category of property.

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

                                                                                                   For the
                                                                                                   period
                                                                                                  August 20,
                                                                                                  1997 (date
                                                                                                      of
                                                                                                   inception)
                                                As of and for the year ended December 31,           through
                                                -----------------------------------------           December
                                                   2001         2000        1999        1998        31, 1997
                                                   ----         ----        ----        ----       ----------
                                                      (dollars in thousands except per share data)
Operating data:
  Total revenues                                  $ 52,430    $ 38,549    $ 34,122    $ 17,177            --
  Total costs and expenses                          30,191      26,419      21,178       8,778        $   46
  Net income (Loss) before extraordinary item       22,281      12,055      12,962       8,474           (46)
  Extraordinary item                                 4,633          --          --          --            --
  Net income (loss)                                 26,914      12,055      12,962       8,474           (46)
Basic earnings per share:
  Net income per share before extraordinary item      2.21        1.93        2.10        1.82
  Net income per share                                2.68        1.93        2.10        1.82
  Diluted earnings per share:
  Net income per share before extraordinary item      2.19        1.92        2.09        1.81
  Net income per share                                2.65        1.92        2.09        1.81
Balance sheet data:
  Total assets                                     334,603     270,120     269,829     201,259         2,192
  Indebtedness secured by real estate              108,935     148,434     161,164     114,204            --
  Shareholders' equity (deficiency)                211,025      86,675      86,238      85,518           (45)
  Shareholders' equity per share                     14.12       13.74       13.91       13.87            --
Other data:
  Funds from operations ("FFO")(2)                  25,629      14,963      14,849       9,269            --
  ("FFO")(2) per share-basic                          2.55        2.39        2.41        1.99            --
  ("FFO")(2) per share-diluted                        2.53        2.39        2.40        1.98            --
  Dividends per share                                 2.12        2.04        2.04        1.77            --


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

         At December 31, 2001, we had approximately $18.1 million in funds available for investment. All of these funds were temporarily invested in a money market account that we believe has a high degree of liquidity and safety. We expect that, during 2002, nine of our short-term bridge loans, totaling
$68.8 million net of underlying senior indebtedness of $5.0 million at December 31, 2001, will be repaid or refinanced, providing additional funds available for investment in the approximate amount of $68.8 million.

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
    Common Shares, $.01 par value; 200,000,000
      authorized shares; issued and outstanding
      14,947,197 shares and 6,310,242 shares,
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Trustees and Executive Officers of the Registrant.

Names Of Trustees, Principal Occupations And Other Information

   Betsy Z. Cohen, 60, Chairman, Chief Executive Officer and trustee of the Company. Mrs. Cohen has been the Chief Executive Officer of The Bancorp.com, Inc. (an internet bank) since July 2000. Mrs. Cohen served as a Director of Hudson United Bancorp (a bank holding company), the successor to JeffBanks, Inc., from December 1999 until July 2000 and as the Chairman of the Jefferson Bank Division of Hudson United Bank (Hudson United Bancorp's banking subsidiary) from December 1999 through March 2000. Prior to the merger of JeffBanks, Inc. with Hudson United Bancorp in December 1999, Mrs. Cohen had been Chairman and Chief Executive Officer of JeffBanks, Inc. since its inception in 1981 and also served as Chairman and Chief Executive Officer of each of its subsidiaries, Jefferson Bank, which she founded in 1974, and Jefferson Bank New Jersey, which she founded in 1987. From 1985 until 1993, Mrs. Cohen was a director of First Union Corp. of Virginia (a bank holding company) and its predecessor, Dominion Bankshares, Inc. In 1969, Mrs. Cohen co-founded a commercial law firm and served as a senior partner until 1984. Mrs. Cohen is also a director of Aetna, Inc. (an insurance company), The Maine Merchant Bank, LLC and is a trustee of Corporate Office Properties Trust.

   Jonathan Z. Cohen, 32, Secretary and trustee of the Company. Mr. Cohen has served as an officer of Resource America (the sponsor of the Company) since December 1997, most recently as Executive Vice President and, since 1998, he has also served as Vice Chairman of its energy industry subsidiary, Atlas America, Inc. See "Certain Relationships and Related Party Transactions." Mr. Cohen is also the Chairman of The Richardson Group, Inc. (a sales consulting company). Previously, from 1994, he was the Chief Executive Officer of Blue Guitar Films (a feature film production company which he founded).

   Joel R. Mesznik, 56, a trustee of the Company. Mr. Mesznik has been President of Mesco Ltd. since its inception in 1990. Mesco Ltd. is a corporate financial advisory firm providing advisory services related to international financial transactions in a variety of industries. From 1976 to 1990, Mr. Mesznik was affiliated with Drexel Burnham Lambert, Inc. including, from 1976 to 1987, serving as head of its Public Finance Department. Mr. Mesznik is the general partner of several private real estate limited partnerships. From June 1998 to May 1999 Mr. Mesznick served as a director of TRM Corporation, a convenience services company and from May 1999 to July 2001, he was Vice Chairman of the Board of TRM Corporation.

   Daniel Promislo, 69, a trustee of the Company. Mr. Promislo has been President and a director of Historical Documents Co. and Historic Souvenir Co. (souvenir manufacturers) since 1991. He has also served as Managing Director (from 1998 to 2001) and past partner (from 1977 to 1994) of Wolf, Block, Schorr and Solis-Cohen (a Philadelphia law firm). From 1994 to date, he has served as a director, and from 1996 to October 1997 was the Chairman of the Board of Directors, of WHYY, Inc. (the principal public television station in the Philadelphia metropolitan area).

   Edward S. Brown, 61, a trustee of the Company. Mr. Brown has been President of The Edward S. Brown Group (a real estate development company) since 1985.

   S. Peter Albert, 62, a trustee of the Company. Mr. Albert has been Vice-Chairman of The Bancorp.com (an internet bank) since September 2000. From December 1999 through September 2000, Mr. Albert served as Senior Vice President of Hudson United Bancorp and as the Vice-Chairman of the Jefferson Bank Division of Hudson United Bank, following the acquisition by Hudson United Bancorp of JeffBanks, Inc., of which Mr. Albert had been the Vice-Chairman since 1996. Mr. Albert was an Executive Vice President of NFL Films (a film production company) from 1991 to 1994.

Non-Trustee Executive Officers

   Scott F. Schaeffer, 39, was elected in September 2000 to serve as President and Chief Operating Officer. Mr. Schaeffer served as the Vice Chairman of the Board of Resource America from 1998 to 2000, the Executive Vice President of Resource America from 1997 to 1998, and a Senior Vice President of Resource America from 1995 to 1997. Mr. Schaeffer also served as President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) from 1992 to 2000. Mr. Schaeffer remains a director of Resource America.

   Jay R. Cohen, 61, was elected in October 1997 to serve as Executive Vice President of the Company. From 1995 through September 1997, Mr. Cohen was Executive Vice President and treasurer of CRIIMI MAE, Inc., Rockville, Maryland, a real estate investment trust ("REIT") investing in mortgage loans. Prior thereto, from 1983, Mr. Cohen served in various executive capacities with predecessor REITs to CRIIMI MAE, including service as Executive Vice President and Treasurer of CRI Insured Mortgage Association, Inc., CRI Liquidating REIT, Inc. and Capital Housing and Mortgage Partners, Inc. During such period, Mr. Cohen also served as President of Crico Mortgage Company, Inc., a manager of REITs and master limited partnerships. Subsequent to Mr. Cohen becoming Executive Vice President of the Company, CRIIMI MAE filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on October 5, 1998.

   Ellen J. DiStefano, 36, a certified public accountant, was elected in October 1997 to serve as Chief Financial Officer of the Company and also has served as Executive Vice President of the Company since December 1998. From 1992 to August 1997, Ms. DiStefano was Chief Financial Officer of Brandywine Construction & Management, Inc., a Philadelphia, Pennsylvania based national manager and developer of commercial, multifamily residential, office and hotel properties. See "Certain Relationships and Related Party Transactions."

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, trustees, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of all such reports.

   Based solely on its review of the reports received by it, or representations from certain reporting persons that no filings were required for those persons, the Company believes that, during fiscal 2001, the following officers, trustees or beneficial owners failed to file reports of ownership and changes of ownership on a timely basis. S. Peter Albert, trustee, failed to file two Forms 4 related to two transactions on a timely basis. Edward S. Brown, trustee, failed to file one Form 4 on a timely basis related to one transaction. Betsy Z. Cohen, Chairman, Chief Executive Officer and trustee, failed to file one Form 4 on a timely basis related to one transaction. Jonathan Z. Cohen, Secretary and trustee, failed to file one Form 4 on a timely basis related to one transaction. Joel R. Mesznik, trustee, failed to file one Form 4 on a timely basis related to one transaction. Scott F. Schaeffer, President and Chief Operating Officer, failed to file two Forms 4 on a timely basis related to two transactions. Resource America, a beneficial owner of more than ten percent of the common shares of the Company, failed to file one Form 4 on a timely basis related to one transaction. As of April 30, 2002, all reports of ownership and changes in ownership required to be filed with the Securities and Exchange Commission relating to transactions in fiscal 2001 have been filed. The Company has implemented procedures to minimize the risk of future untimely filings.

Item 11. Executive Compensation

Executive Officer Compensation

   The following tables set forth certain information concerning the compensation paid or accrued by the Company during each of the last three fiscal years to the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers whose aggregate salary and bonus exceeded $100,000.

                                                                                                 Long-Term
                                                                                                Compensation
                                                                  Annual Compensation             Awards (1)
                                                             ------------------------------    --------------
                                                                                                 Securities        All
                                                                                                 Underlying       Other
                                                             Year   Salary ($)    Bonus ($)    Options (#) (2)   ($) (3)
                                                             ----   ----------    ---------    ---------------   -------
Betsy Z. Cohen                                               2001     400,000      350,000             --          7,875
 Chairman & Chief Executive Officer                          2000     350,000      100,000             --          7,630
                                                             1999     300,000      100,000         50,000            500

Scott F. Schaeffer                                           2001     306,922      300,000             --          7,875
 President & Chief Operating Officer                         2000      46,154(4)        --         75,000             --
                                                             1999          --           --             --             --

Jay R. Cohen                                                 2001     214,600      200,000             --          7,875
 Executive Vice President                                    2000     201,857      100,000             --          7,875
                                                             1999     204,200       35,000         20,000          2,500

Ellen J. DiStefano                                           2001     196,530       50,000             --          7,875
 Executive Vice President, Chief Financial                   2000     169,976       40,000             --          7,875
 Officer & Assistant Secretary                               1999     154,200       25,000         20,000          2,500

Jonathan Z. Cohen                                            2001      50,000           --             --        150,000
 Secretary & Trustee                                         2000      25,000           --             --             --
                                                             1999      25,000           --             --            325


(1) Except for the Stock Option Plan and 401(k) Plan reported in this table, the Company does not have long-term incentive plans or pension or profit sharing plans.

(2) Reflects shares awarded under the Stock Option Plan.

(3) All amounts are matching payments made by the Company under the 401(k) Plan, except for $150,000 paid to Jonathan Z. Cohen as payment for organizing the underwriting syndicate involved with the March 2001 offering of common shares.

(4) Scott F. Schaeffer was elected on September 27, 2000. Salary reported based on annual salary rate of $200,000 for 2000.

Equity Compensation Plan Information

   Stock options are issued periodically to key employees at an exercise price of no less than the then current market price of the common shares and have a ten-year life. Allocation of available options and vesting schedules are at the discretion of the Compensation Committee and are determined by potential contribution to, or impact upon, the overall performance of the Company by the executive. Stock options are also issued periodically to trustees. These options may have similar terms as those issued to officers or may vest immediately. In 2002, the Stock Option Plan was amended to add an "exercise deferral" provision enabling the Compensation Committee to permit or require grantees to defer delivery of common shares that would otherwise be due to such individual in connection with such stock option. The purpose of the Stock Option Plan is to provide a means of performance-based compensation in order to provide incentive for the Company's employees. The Company intends to propose that the common shareholders approve an increase in the number of common shares as to which options may be granted under the Stock Option Plan at its 2002 annual meeting of shareholders.

Option Grants in Last Fiscal Year

   During fiscal 2001, no options were granted to the executive officers listed in the Summary Compensation Table.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

   The following table sets forth the number of option exercises and the value of unexercised options held by the executive officers listed in the Summary Compensation Table at December 31, 2001.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option
                                     Values


                                                                                                                     Value of
                                                                                                   Number of       Unexercised
                                                                                                  Unexercised      In-the-Money
                                                                                                  Options at        Options at
                                                                    Shares                        FY-End (#)        FY-End ($)
                                                                  Acquired on        Value       Exercisable/      Exercisable/
Name                                                             Exercise (#)    Realized(1)($)  Unexercisable    Unexercisable(1)
----                                                             ------------    --------------   -------------   ---------------
Betsy Z. Cohen                                                          --               --      302,395/9,132    769,980/66,660
Scott F. Schaeffer                                                      --               --      25,000/50,000   116,250/232,500
Jay R. Cohen                                                         5,000          107,300      60,088/2,029     121,141/14,814
Ellen J. DiStefano                                                      --               --      59,262/1,421     187,609/10,370
Jonathan Z. Cohen                                                       --               --        11,000/0          58,925/0


(1) Value is calculated by subtracting the total exercise price from the fair market value of the securities underlying the options at December 31, 2001 ($16.30 per share).

Trustee Compensation

   Each independent trustee of the Company was paid a retainer of $10,000 during fiscal 2001. Each independent trustee was also paid $1,000 for each meeting of the Board of Trustees that he attended in person and $500 for each committee meeting attended in person. Independent trustees were also paid an additional $500 for each meeting of a committee that they attended in person and for which they presided as chairman. $112,500 in the aggregate was paid to all of the independent trustees in fiscal 2001, which includes the retainer and payments for attendance at meetings.

Employment Agreements

   Betsy Z. Cohen

   On January 23, 2002, the Company entered into an employment agreement with Betsy Z. Cohen, its Chairman and Chief Executive Officer. The Agreement has an effective date of October 1, 2001.The agreement with Mrs. Cohen provides that she will devote such time to the Company as is reasonably required to fulfill her duties. Under the agreement, Mrs. Cohen receives base compensation of $450,000 per year, which may be increased by the Compensation Committee based upon its evaluation of Mrs. Cohen's performance. Mrs. Cohen is also eligible for bonuses as determined by the Compensation Committee. The agreement has a term of five years that is automatically renewed so that, on any day that the agreement is in effect, it will have a then current term of five years. The agreement terminates upon Mrs. Cohen's death and may be terminated by the Company for "cause," change of control, or disability of Mrs. Cohen for more than 90 consecutive days during any 12-month period. The agreement defines "cause" as, generally, conviction of a felony, intentional and continuous failure to substantially perform duties or a breach of the non-competition and non-solicitation provisions of the agreement. The agreement may be terminated by Mrs. Cohen upon 60 days' notice for "good reason." The agreement defines "good reason," generally, as the Company reducing Mrs. Cohen's base salary, the Company reducing Mrs. Cohen's duties, the Company requiring Mrs. Cohen to be based outside of Philadelphia, Pennsylvania, the failure of Mrs. Cohen to be elected to the Board of Trustees or a material breach of the agreement by the Company. In the event of a termination other than for cause, Mrs. Cohen will receive a lump sum benefit equal to one month of her base compensation for each month she has been employed by the Company up to a maximum of five years, at the rate in effect immediately prior to the termination of her employment, plus a pro rated bonus. Upon attaining age 63, the amount of Mrs. Cohen's severance payment will be reduced by an amount equal to one month of her base compensation for each month she is employed by the Company after attaining the age of 64, to a maximum of 36 months. In the event that Mrs. Cohen's employment terminates as a result of a disability on or before October 1, 2004, the Company will pay her base compensation through December 31, 2006, at the rate in effect on the date of her disability. In addition, in such event, Mrs. Cohen will be entitled to receive accrued but unpaid base compensation and benefits, plus a pro rated bonus. Upon termination, all options to acquire common shares held by Mrs. Cohen vest on the later of the effective date of termination or six months after the options were granted.

   The employment agreement provides for the establishment of a supplemental executive retirement plan (the "SERP"). Mrs. Cohen will be fully vested in the amount of the SERP benefit earned and the benefit will be fully accrued upon her attainment of age 66, upon the occurrence of a change of control or in the event that she is terminated by the Company without cause or resigns for "good reason," as defined above. In addition, if Mrs. Cohen's employment terminates as a result of a disability after October 1, 2004, the vesting of the SERP will accelerate and she will be credited for years of service under the SERP as if she had remained employed through her 65th birthday. The Company has agreed to establish a trust to serve as the funding vehicle for the SERP benefits and will make contributions to the trust in such amounts or in such number of the Company's common shares as the Company reasonably determines to be sufficient to provide the present value of the benefit as accrued at the time of the contribution, as determined in accordance with the parameters of the SERP. Upon the occurrence of a change of control of the Company, the Company has agreed to immediately contribute to the trust an amount sufficient to permit the full payment of the benefit due to Mrs. Cohen at age 66. Notwithstanding the establishment of a trust, the Company's obligation to pay the benefit will constitute a general, unsecured obligation of the Company, payable out of its general assets, and the assets of the trust will be available to pay the claims of the Company's creditors.

   Scott F. Schaeffer

   On January 23, 2002, the Company entered into an employment agreement with Scott F. Schaeffer, its President and Chief Operating Officer. The Agreement has an effective date of October 1, 2001. Under the agreement, Mr. Schaeffer receives base compensation of $300,000 per year, which may be increased by the Compensation Committee based upon its evaluation of his performance. Mr. Schaeffer is also eligible for bonuses as determined by the Compensation Committee and is entitled to a car allowance of not less than $500 per month. The agreement has a term of three years that is automatically extended so that, on any day that the agreement is in effect, it will have a then current term of three years. The agreement terminates upon Mr. Schaeffer's death and may be terminated by the Company for "cause", change of control or disability of Mr. Schaeffer for more than 90 consecutive days during any 12 month period. The definition of "cause" is the same as in Mrs. Cohen's employment agreement. The agreement may be terminated by Mr. Schaeffer upon 60 days' notice for "good reason." The agreement defines "good reason" as generally, the Company's termination of Mrs. Cohen as Chief Executive Officer and Chairman "without cause" or her resignation for "good reason," as defined under her employment agreement or the Company's ceasing to be publicly-owned. In the event of a termination other than for cause, Mr. Schaeffer will be paid one-half of his salary, payable over the remaining term of his employment agreement, plus a pro rated bonus. In the event that Mr. Schaeffer's employment terminates as a result of a disability on or before October 1, 2004, the Company will pay his base compensation and benefits accrued but unpaid to the date of termination plus a pro rated bonus. In addition, upon termination, all options to acquire common shares held by Mr. Schaeffer vest on the later of the effective date of termination or six months after the options were granted.

Compensation Committee

   The Compensation Committee of the Board of Trustees establishes and monitors compensation levels for officers of the Company and administers the Stock Option Plan. The Committee held three meetings during fiscal 2001. Members of the committee are Mrs. Cohen and Messrs. Brown, Mesznik and Promislo. Mrs. Cohen abstains from voting on, and is not present during Compensation
Committee discussions of, her compensation.

Compensation Committee Interlocks and Insider Participation

   The Compensation Committee of the Board of Trustees makes determinations regarding the compensation of the Company's executive officers. None of the Committee members besides Mrs. Cohen is an employee or former employee, of the Company. No executive officer of the Company was a director or compensation committee member of an entity, any of whose executive officers served on the Company's Board or Compensation Committee.

Compensation Committee Report on Executive Compensation

   The Company's compensation policies seek to compensate and reward executives for their contribution to the success of the Company and to provide appropriate compensation packages to attract, motivate and retain talented executives.

   The executive compensation program is designed to reward performance that is directly relevant to the Company's short-term and long-term success and goals and, as such, is structured with three components: base salary, annual bonuses and long-term incentives.

Base Salary

   Base salaries are not intended to compensate individuals for extraordinary performance or for above-average Company performance. Base salaries for executive officers are determined in part relative to pay practices in other real estate asset management businesses and REITs, as well as by the Committee's assessment of individual performance relative to responsibilities and objectives for performance.

Bonus Plan

   Executives are eligible to receive annual bonuses, which are generally based on the overall Company performance during the preceding year and the individual's specific contribution to that performance. The Company does not have a defined bonus pool and allocation of the amount available for annual bonus payments is at the discretion of the Committee. No formula performance measures have been established for determining the amount of bonus awards; however, the Committee considers individual contribution to the overall performance of the Company and performance relative to expectations. During 2001, the Committee awarded $800,000 in bonuses.

Long-Term Incentives

   General. Long-term incentives are designed to focus executives on the long-term goals and performance of the Company and to provide a reward directly tied to shareholder return: the performance of the common shares. The particular plans are intended to encourage the participants to strive to achieve the long-term success of the Company and to remain with the Company in order to fully benefit from the plans.

   Stock Options. Stock options are issued periodically to key employees at an exercise price of no less than the then current market price of the common shares. Options have a ten-year life and vest over periods determined by the Compensation Committee at the time of grant. Allocation of available options is at the discretion of the Committee and is determined by potential contribution to, or impact upon, the overall performance of the Company by the executive. Stock options are also issued periodically to trustees. These options may have similar terms as those issued to officers or may vest immediately. For a more complete description see "Equity Compensation Plan Information" above.

   Savings Plan. The 401(k) Plan offers eligible employees the opportunity to make long-term investments on a regular basis through salary contributions, which are supplemented by matching Company contributions in the form of common shares. During fiscal 2001, the Company matched employee contributions 75% in common shares. While participation in this plan is at the discretion of the qualified employee, the intent was, and remains, to reward all employees, including executives, based on the long-term success of the Company as measured by the return to shareholders.

Chief Executive Officer Compensation

   In evaluating the performance and setting the total compensation package for Betsy Z. Cohen, the Committee met without Mrs. Cohen being present. The Committee approved the terms of Mrs. Cohen's employment agreement as described in "Employment Agreements" above. Such agreement provides for a base salary of $450,000, which reflects the determination of the Committee in 2001 to increase base salary by $100,000, effective October 1, 2001. The Committee further determined to award Mrs. Cohen a bonus of $400,000 in 2001. In making such determinations, the Committee took particular note of the two offerings of common shares completed in 2001 (as of the Compensation Committee meeting in November 2001). The Committee believed that Mrs. Cohen was instrumental in completing these offerings, which together signified the capital markets' recognition of the value of the Company's consistent performance and its significant and increasing dividends. The Committee believes that the efforts of Mrs. Cohen were a principal reason that the Company was able to produce such results.

   The Compensation Committee of the Board of Trustees of RAIT Investment Trust has provided this report. Mrs. Cohen did not participate in the preparation of the paragraph of this Compensation Committee Report entitled "Chief Executive Officer Compensation."

                      Betsy Z. Cohen       Daniel Promislo
                      Edward S. Brown      Joel R. Mesznik

Performance Graph

   The following graph compares the yearly percentage change in the cumulative total shareholder return on the Common Shares of the Company compared with the cumulative total return of the S&P 500 Index and the National Association of Real Estate Investment Trusts (NAREIT) Mortgage REIT Index, and the NAREIT Hybrid REIT Index for the period commencing December 31, 1997 (January 14, 1998 or date of inception for the Company) and ending December 31, 2001. The Company's shares are traded on the New York Stock Exchange under the symbol "RAS".

                     COMPARISON OF CUMULATIVE TOTAL RETURN
                          AMONG RAIT INVESTMENT TRUST,
               THE S&P 500 INDEX, THE NAREIT MORTGAGE REIT INDEX
                     AND THE NAREIT HYBRID REIT INDEX(1)(2)



                               [GRAPHIC OMITTED]

                    12/31/97     12/31/98     12/31/99     12/31/00     12/31/01
                    --------     --------     --------     --------     --------
NAREIT Hybrid       $100.00      $ 65.97      $ 42.29      $ 47.20      $ 71.16
NAREIT Mortgage     $100.00      $ 70.78      $ 47.27      $ 54.81      $ 97.21
S&P 500             $100.00      $128.58      $155.63      $141.46      $124.65
RAIT                $100.00      $ 80.46      $ 93.82      $128.73      $189.96

-------
(1) Assumes that the value of the investment in the common shares and each index was $100 on January 1, 1998 (January 14, 1998 or date of inception for the Company) and that all dividends were reinvested.

(2) Historical stock price performance is not necessarily indicative of future price performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership Of Certain Beneficial Owners And Management

   The following table sets forth the number and percentage of common shares owned, as of April 30, 2002, by (a) each person who, to the knowledge of the Company, is the beneficial owner of 5% or more of the outstanding common shares, (b) each of the Company's present trustees, (c) each of the Company's present executive officers, and (d) all of the Company's present executive officers and trustees as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Common shares issuable pursuant to vested options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.


                                                    Common Shares
                                                    -------------
                                                  Amount and Nature
                                                    of Beneficial     Percent of
Beneficial Owner                                      Ownership         Class
---------------                                   -----------------   ----------
Trustees:(1)
Betsy Z. Cohen ...............................          461,322(2)        2.6%
Jonathan Z. Cohen ............................           28,585(3)          *
Joel R. Mesznik ..............................           17,500(4)          *
Daniel Promislo ..............................           15,500             *
Edward S. Brown ..............................           13,000             *
S. Peter Albert ..............................           22,000             *
Executive Officers: (1)
Scott F. Schaeffer ...........................           42,082(5)          *
Jay R. Cohen .................................           98,637(6)          *
Ellen J. DiStefano ...........................           71,784(7)          *
All trustees and executive officers as a
  group (9 persons)...........................          770,410           4.3%
Other owners of 5% or more of outstanding
  Common Shares)
Resource America, Inc. ("RAI")(8)                     1,435,937           8.0%
Wellington Management Company, LLP (9)                1,053,100           5.9%


* Less than 1%

(1) The address for each trustee and executive officer is 1818 Market Street, 28th Floor, Philadelphia, PA 19103

(2) Includes 10,100 shares directly held by Mrs. Cohen; 4,291 shares held in the Company's Cash and Deferred Savings Plan (the "401(k) Plan") for the benefit of Mrs. Cohen; 40,446 shares held by an individual retirement account ("IRA") for the benefit of Mrs. Cohen; 66,800 shares held as trustee of a charitable foundation; 37,290 shares held in an IRA account for the benefit of Mrs. Cohen's spouse, Edward E. Cohen; and 302,395 shares issuable upon exercise of options granted under the Stock Option Plan. Excludes shares held by Resource America, of which Edward E. Cohen is Chairman and Chief Executive Officer.

(3) Includes 27,440 shares held directly by Mr. Cohen, 645 shares held in a 401(k) account for his benefit and 500 shares issuable upon exercise of options granted under the Stock Option Plan. Excludes shares held by Resource America, Inc. of which Mr. Cohen is Executive Vice President.

(4) Includes 7,000 shares held directly by Mr. Mesznik and 10,500 shares issuable upon exercise of options granted under the Stock Option Plan.

(5) Includes 12,500 shares directly held by Mr. Schaeffer, 1,582 shares held in a 401(k) account for the benefit of Mr. Schaeffer, 3,000 shares held by an IRA for the benefit of Mr. Schaeffer and 25,000 shares issuable upon exercise of options granted under the Stock Option Plan.

(6) Includes 3,208 shares held in an IRA account for the benefit of Mr. Cohen; 32,271 shares held jointly by Mr. Cohen and his spouse; 7,341 shares held in an IRA account for the benefit of Mr. Cohen's spouse; 5,817 shares held in Mr. Cohen's 401(k) account; and 50,000 shares issuable upon exercise of options granted under the Stock Option Plan.

(7) Includes 6,000 shares directly held by Mrs. DiStefano, 1,002 shares held by Mrs. DiStefano jointly with her spouse; 1,000 shares held in an IRA account for the benefit of Mrs. DiStefano, 1,000 shares held in an IRA account for the benefit of Mrs. DiStefano's spouse, 64 shares held in an Education IRA for the benefit of Mrs. DiStefano's children, 3,457 shares held in a 401(k) account for the benefit of Mrs. DiStefano; and 59,261 shares issuable upon exercise of options granted under the Stock Option Plan.

(8) Includes shares held by entities managed by the named persons. The address for Resource America, Inc. is 1845 Walnut St., Philadelphia, PA 19103; the address for Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

(9) Information based on Schedule 13G, as amended, of Wellington Management Company, LLP filed February 14, 2002. Wellington Management Company, LLP has shared voting power with respect to 331,500 of such shares and shared dispositive power with respect to all such shares.

Item 13. Certain Relationships and Related Transactions

Certain Relationships and Related Party Transactions

   In the ordinary course of its business operations, the Company has ongoing relationships with several related entities, primarily Resource America, Inc. and Brandywine Construction & Management Inc. Resource America, which was the sponsor of the Company, currently owns 8.00% of the outstanding common shares. Resource America has the right to nominate one person for election to the Board of Trustees until such time as its ownership of outstanding common shares is less than 5%. Currently, Jonathan Z. Cohen is serving as Resource America nominee. Mr. Cohen is an Executive Vice President of Resource America and the son of Betsy Z. Cohen, the Chairman and Chief Executive Officer of the Company. Edward E. Cohen, who is the Chairman, Chief Executive Officer, President and principal shareholder of Resource America, is the husband of Mrs. Cohen and the father of Jonathan Z. Cohen. Scott F. Schaeffer, President and Chief Operating Officer of the Company, is a director of Resource America.

During 2001 the Company engaged in the following transactions with Resource
America:

   In March 2001, the Company purchased from Resource America two subordinate loans underlying one of the Company's property interests. The loans were in the original principal amounts of $18.3 million and $4.9 million. The purchase price for the loans was $20.2 million. The difference between the purchase price and the underlying face value of the loans resulted in an extraordinary gain of $4.6 million resulting from the consolidated extinguishment of indebtedness underlying an investment in real estate.

   Also in March 2001, the Company sold its entire interest in two loans to Resource America for an aggregate purchase price of $21.6 million, which was the book value of the interests.

   In June 2001, the Company provided $1.6 million of financing in connection with the borrower's acquisition of a loan from Resource America with respect to an 81-unit apartment complex in Middletown, Connecticut. The loan is secured by a collateral assignment of all of the underlying documents evidencing the loan acquired from Resource America, including assignment of the first mortgage encumbering the property. The loan was repaid in July 2001.

Transactions with Other Affiliates:

   Brandywine, an affiliate of Resource America, provided real estate management services to two properties owned by the Company and ten properties underlying the Company's loans at December 31, 2001. Management fees in the amount of $978,000 were paid to Brandywine for the year ended December 31, 2001 relating to the properties underlying the Company's loans or properties owned by the Company.

   The Company entered into a technical support agreement with The Bancorp.com, effective January 2001. Under this agreement, TheBancorp.com provides technical support for the Company's computer and telecommunications network for a fee of $5,000 a month. The Company paid $60,000 for the year ended December 31, 2001. During the course of 2001, the Company sold participations in loans from TheBancorp.com. The loans were sold at their current book value; accordingly no gain was recorded on the sale.

   The Company placed a portion of its temporary excess cash and restricted cash in short-term money market instruments with The Bancorp.com, whose Chief Executive Officer is, and whose Chairman is the son of, the Chairman and Chief Executive Officer of the Company. As of December 31, 2001, the Company had $12.2 million on deposit, of which approximately $12.1 million is over the FDIC insurance limit.

   In December 2001, the Company sold its interests in three loans with an aggregate book value of $2.8 million to a partnership affiliated with the son of the Chairman and Chief Executive Officer of the Company. The son is also the Chairman of The Bancorp.com and a director of The Company. The buyer paid $3.3 million, which included the assumption of debt totaling $646,000. The Company recognized a gain of approximately $535,000 from the sale.

   In 1999, the Company originated a loan in the amount of $950,000 to a partnership in which the son of the Chairman and Chief Executive Officer of the Company, who is also the Chairman of TheBancorp.com and a director of Resource America, is a partner. The loan yields 15.0% and is secured by the partnership interests in the partnership that owns the underlying properties.

                                    PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

   (a) Listed below are all financial statements, financial statement schedules, and exhibits filed as part of this 10-K/A and herein included.

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

(3) Exhibits
     3.1       Amended and Restated Declaration of Trust (1)

     3.1.1     Articles of Amendment of Amended and Restated Declaration of Trust (2)

     3.1.2     Articles of Amendment of Amended and Restated Declaration of Trust (3)

     3.2       By-laws as amended (1)

     3.3       Articles of Incorporation of RAIT General, Inc. (1)

     3.4       By-laws of RAIT General, Inc. (1)

     3.5       Articles of Incorporation of RAIT Limited, Inc. (1)

     3.6       By-laws of RAIT Limited, Inc. (1)

     3.7       Certificate of Limited Partnership of RAIT Partnership, L.P.
               (1)

     3.8       Limited Partnership Agreement of RAIT Partnership, L.P. (1)

     4         Form of Certificate for common shares of the Company (3)

     10.1      Form of Indemnification Agreement (1)

     10.2      Form of Agreement between Company and Resource America (1)

     10.3      Employment Agreement between Betsy Z. Cohen and Registrant

     10.4      Employment Agreement between Scott F. Schaeffer and Registrant

     10.5      Revolving Credit Loan and Security Agreement (3)

     10.5.1    First Amendment to Revolving Credit Loan and Security
               Agreement(3)

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

   April 30, 2002                      /s/ Scott F. Schaeffer
                                       -----------------------------------------
                                       Scott F. Schaeffer
                                       President and Chief Operating Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       /s/ Betsy Z. Cohen
-------------------------------    Chairman, Chief Executive Officer and Trustee                              April 30, 2002
          Betsy Z. Cohen

     /s/ Scott F. Schaeffer
-------------------------------    President and Chief Operating Officer                                      April 30, 2002
        Scott F. Schaeffer

     /s/ Ellen J. DiStefano
-------------------------------    Executive Vice President and Chief Financial Officer                       April 30, 2002
        Ellen J. DiStefano

     /s/ Jonathan Z. Cohen
-------------------------------    Secretary and Trustee                                                      April 30, 2002
        Jonathan Z. Cohen

      /s/ Edward S. Brown
-------------------------------    Trustee                                                                    April 30, 2002
         Edward S. Brown

      /s/ Joel R. Mesznik
-------------------------------    Trustee                                                                    April 30, 2002
         Joel R. Mesznik

      /s/ Daniel Promislo
-------------------------------    Trustee                                                                    April 30, 2002
         Daniel Promislo

      /s/ S. Peter Albert
-------------------------------    Trustee                                                                    April 30, 2002
         S. Peter Albert