Form 10-Q
period 2002-03-31
RAIT INVESTMENT TRUST
filed 2002-05-15
CIK 1045425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

           [X] Quarterly Report Pursuant To Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002
                  ---------------------------------------------
                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the transition period from ______________________ to _______________________


                         Commission file number 1-14760
                         ------------------------------

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


             1818 MARKET STREET, 28TH FLOOR, PHILADELPHIA, PA 19103
               (Address of principal executive offices) (Zip Code)

                                 (215) 861-7900
              (Registrant's telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 8, 2002, 18,032,616 common shares of beneficial interest, par value $0.01 per share, were outstanding.

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                            Index to Quarterly Report
                                  on Form 10-Q

PART I FINANCIAL INFORMATION                                             Page
                                                                         ----

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2002 (unaudited)
and December 31, 2001                                                        3

Consolidated Statements of Income (unaudited) for the three
months ended March 31, 2002 and 2001                                         4

Consolidated Statements of Cash Flows (unaudited) for the
three months ended March 31, 2002 and 2001                                   5

Notes to Consolidated Financial Statements-March 31, 2001 (unaudited)        6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         15

PART II. OTHER INFORMATION

Item 5.  Other Information                                                  16

Item 6. Exhibits and Reports on Form 8-K                                    16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                                                      March 31, 2002
                                                                                       (unaudited)             December 31, 2001
                                                                                        ---------              -----------------
ASSETS
     Cash and cash equivalents                                                        $   9,376,455            $      18,064,909
     Restricted cash                                                                      6,558,394                    4,569,708
     Tenant escrows                                                                         409,613                      289,435
     Accrued interest receivable                                                          5,282,906                    4,412,829
     Investments in real estate loans, net                                              234,319,621                  197,255,782
     Investments in real estate, net                                                    112,234,311                  104,889,208
     Furniture, fixtures and equipment, net                                                 319,786                      326,335
     Prepaid expenses and other assets                                                    7,517,707                    3,907,157
     Goodwill, net                                                                          887,143                      887,143
                                                                                      -------------            -----------------
        Total assets                                                                  $ 376,905,936            $     334,602,506
                                                                                      =============            =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Accounts payable and accrued liabilities                                          $     365,332            $       1,437,054
    Accrued interest payable                                                                616,469                      584,045
    Tenant security deposits                                                                643,959                      812,317
    Borrowers' escrows                                                                    6,669,905                    5,812,737
    Dividends payable                                                                     9,730,571                            -
    Deferred income                                                                       1,525,128                    1,436,201
    Senior indebtedness secured by real estate underlying the Company's loans            32,262,815                   36,843,180

    Long-term debt secured by real estate owned                                          77,262,899                   72,091,483
    Secured line of credit                                                                5,000,000                    2,000,000
                                                                                      -------------            -----------------
        Total liabilities                                                               134,077,078                  120,017,017

Minority interest                                                                         2,631,508                    2,560,525

Shareholders' equity:
    Preferred Shares, $.01 par value; 25,000,000 authorized shares                                -                            -
    Common Shares, $.01 par value; 200,000,000
    authorized shares; issued and outstanding 16,775,572 shares and 14,947,197
    shares, respectively                                                                    167,753                      149,472
    Additional paid-in-capital                                                          236,630,866                  206,344,662
    Loans for stock options exercised                                                      (830,772)                           -
    Retained earnings                                                                     4,229,503                    4,530,830
                                                                                      -------------            -----------------
        Total shareholders' equity                                                      240,197,350                  211,024,964
                                                                                      -------------            -----------------
        Total liabilities and shareholders' equity                                    $ 376,905,936            $     334,602,506
                                                                                      =============            =================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                   For the three months ended March 31,

REVENUES                                                                                2002                      2001
                                                                                        ----                      ----
Mortgage interest income                                                            $ 8,278,344               $ 4,843,825
Rental income                                                                         6,663,244                 4,782,392
Fee income and other                                                                    347,615                   677,700
Investment income                                                                        96,552                    75,321
Gain on sale of loan                                                                    947,974                         -
                                                                                    -----------               -----------
    Total revenues                                                                   16,333,729                10,379,238

COSTS AND EXPENSES
Interest                                                                              2,146,602                 3,150,075
Property operating expenses                                                           2,879,244                 2,323,676
Salaries and benefits                                                                   638,993                   671,872
General and administrative                                                              314,144                   323,389
Depreciation and amortization                                                           854,520                   840,250
                                                                                    -----------               -----------
    Total costs and expenses                                                          6,833,503                 7,309,262
                                                                                    -----------               -----------

Net income before minority interest and
    extraordinary gain                                                              $ 9,500,226               $ 3,069,976
Minority interest                                                                      (70,983)                      (236)
Extraordinary gain-extinguishment of indebtedness underlying
investment in real estate                                                                     -                 4,633,454
                                                                                    -----------               -----------
Net income                                                                          $ 9,429,243               $ 7,703,194
                                                                                   ------------               -----------

Net income per common share before minority
    interest and extraordinary gain                                                 $       .61               $       .48
Minority interest                                                                             -                         -
Extraordinary gain                                                                            -                       .72
                                                                                    -----------               -----------
Net income per common share-basic                                                   $       .61               $      1.20
                                                                                    -----------               -----------
Weighted average common shares-basic                                                 15,556,698                 6,403,575
                                                                                    ===========               ===========

Net income per common share before minority
    interest and extraordinary gain                                                 $       .61               $       .48
Minority interest                                                                          (.01)                        -
Extraordinary gain                                                                            -                       .71
                                                                                    -----------               -----------
Net income per common share-diluted                                                 $       .60               $      1.19
                                                                                    ===========               ===========
Weighted average common shares-diluted                                               15,696,777                 6,462,147
                                                                                    ===========               ===========



              The accompanying notes are an integral part of these
                        consolidated financial statements
                                        4

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   For the three months ended March 31,
                                                                         2002           2001
                                                                         ----           ----
Cash flows from operating activities
    Net Income                                                      $  9,429,243    $  7,703,194
      Adjustments to reconcile net income to net cash provided by operating activities
      Minority interest                                                   70,983             236
      Depreciation and amortization                                      854,520         840,250
      Accretion of loan discounts                                       (405,840)           --
      Gain on consolidated extinguishment of indebtedness
           underlying investment  in real estate                            --        (4,633,454)
      Gain on sale of loan                                              (947,974)           --
      Increase in security deposit escrows                              (120,178)           --
      (Increase) decrease in accrued interest receivable                (870,077)        389,003
      Increase in prepaid expenses and other assets                   (3,624,309)     (1,550,091)
      Decrease in accounts payable and accrued liabilities            (1,071,722)         (7,819)
      Increase (decrease) in accrued interest payable                     32,424        (464,213)
      (Decrease) increase in tenant security deposits                   (168,358)          2,225
      Increase (decrease) in deferred income                              88,927         (89,948)
      (Decrease) Increase in borrowers' escrows                       (1,131,518)      1,019,319
                                                                    ------------    ------------
         Net cash provided by operating activities                     2,136,121       3,208,702
                                                                    ------------    ------------

Cash flows from investing activities
      Purchase of furniture, fixtures and equipment                       (4,285)         (8,113)
      Real estate loans originated                                   (50,195,034)    (17,957,002)
      Principal repayments of loans                                    9,964,969      21,873,899
      Purchase of real estate                                         (3,537,016)        (10,007)
      Utilization of reserves held by mortgagee to pay taxes             757,772       1,288,350
      Proceeds from sale of loan                                       2,185,141            --
                                                                    ------------    ------------
          Net cash (used in) provided by investing activities        (40,828,453)      5,187,128
                                                                    ------------    ------------

Cash flows from financing activities
      Principal repayments on senior indebtedness                     (5,196,528)       (631,027)
      Principal repayments on long-term debt                            (223,307)       (191,943)
      Proceeds of senior indebtedness                                  2,950,000       5,800,000
      Proceeds of long-term debt                                            --         2,275,000
      Extinguishment of consolidated indebtedness
          underlying investment in real estate                              --       (20,248,435)
      Advances/(repayment) on lines of credit                          3,000,000     (20,000,000)
      Issuance of common shares, net                                  29,473,703      35,618,964
                                                                    ------------    ------------
          Net cash provided by financing activities                   30,003,878       2,622,559
                                                                    ------------    ------------

Net change in cash and cash equivalents                               (8,688,454)     11,018,389
                                                                    ------------    ------------

Cash and cash equivalents, beginning of period                        18,064,909       7,407,988
                                                                    ------------    ------------
Cash and cash equivalents, end of period                            $  9,376,455    $ 18,426,377
                                                                    ============    ============




              The accompanying notes are an integral part of these
                        consolidated financial statements
                                        5

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, these unaudited financial statements contain all disclosures, which are necessary to present fairly the Company's consolidated financial position at March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001. The financial statements include all adjustments (consisting only of normal recurring adjustments), which in the opinion of management are necessary in order to present fairly the Company's financial position and results of operation for the interim periods. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.

NOTE 2 - CONSOLIDATED STATEMENT OF CASH FLOWS

         Long-term debt assumed in conjunction with the acquisition of investment in real estate was $5.4 million for the quarter ended March 31, 2002.

NOTE 3 - RESTRICTED CASH AND BORROWERS' ESCROWS

         Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans.

NOTE 4 -INVESTMENTS IN REAL ESTATE LOANS

         The Company's portfolio of investments in real estate loans consisted of the following at March 31, 2002:

Long-term first mortgages and senior loan participations        $    5,838,573
Mezzanine (including wraparound) loans                             107,125,628
Short-term bridge loans                                            121,536,194
Loan costs                                                              45,383
Less: Provision for loan losses                                       (226,157)
                                                                   -----------
     Investments in real estate loans                              234,319,621
Less: Senior indebtedness secured by real estate
          underlying the Company's loans                           (32,262,815)
                                                                   -----------
     Net investments in real estate loans                       $  202,056,806
                                                                   ===========

         The following is a summary description of the assets contained in the Company's portfolio of investments in real estate loans:

                                                               Number           Average
                                                                 of             Loan-to-           Yield               Range of
                   Type of Loan                                 Loans            Value             Range              Maturities
                   ------------                                 -----           --------           -----              ----------
Long-term first mortgages and senior loan participations
                                                                   2              43%            10-12%             6/30/02-8/31/05
Mezzanine (including wraparound) loans                            21              86%            12-45%(1)           6/04/03-5/1/21
Short term bridge loans                                           15              77%             8-22%(1)           6/27/02-4/2/05

         (1) Includes points charged.

         Approximately $99.2 million of the loans are secured by multi-family residential properties and $135.3 million of the loans are secured by commercial properties.

         As of March 31, 2002, senior indebtedness secured by real estate underlying the Company's wraparound loans consisted of the following:

Loan payable, secured by real estate, monthly installments of $13,789, including
interest at 7.08%, remaining principal due December 1, 2008                           $ 1,837,705

Loan payable, secured by real estate, monthly installments of $10,070, including
interest at 6.83%, remaining principal due December 1, 2008                             1,488,057

Loan payable, secured by real estate, monthly installments of $28,090, including
interest at 6.82%, remaining principal due November 1, 2008                             4,135,989

Loan payable, secured by real estate, monthly installments of $72,005, including
interest at 7.55%, remaining principal due December 1, 2008                             9,528,359

Loan payable, secured by real estate, monthly installments of principal and interest based on an amortization schedule of 25 years, including interest at
LIBOR (London interbank offered rates) plus 135 basis points (3.23% at March 31,
2002), remaining principal due September 15, 2007(1)                                   10,805,464

Loan payable, secured by Company's interest in mezzanine loan of $2,327,586 at
March 31, 2002, monthly principal payments of $34,483 plus interest at 10%, due
November 2, 2005                                                                        1,517,241

Senior loan participation, secured by Company's interest in short-term bridge loan of $8,160,000, interest only at LIBOR plus 275 basis points (4.63% at
March 31, 2002) due monthly, principal balance due March 5, 2004                        2,950,000
                                                                                       ----------

                                                                                      $32,262,815
                                                                                      ===========

(1) The interest rate is subject to an interest rate swap agreement entered into by the borrower which modifies the interest rate to 8.68%.

         As of March 31, 2002 the senior indebtedness secured by real estate underlying the Company's wraparound loans maturing in the remainder of 2002, over the next four years, and the aggregate indebtedness maturing thereafter is as follows:

                                 2002................              $    630,442
                                 2003................                   822,437
                                 2004................                 3,805,292
                                 2005................                   821,846
                                 2006................                   515,421
                                 Thereafter.........                 25,667,377
                                                                     ----------
                                                                   $ 32,262,815
                                                                     ==========
NOTE 5 - INVESTMENTS IN REAL ESTATE

         Investments in real estate are comprised of the following at March 31, 2002:

                Land                                           $     613,519
                Commercial properties (1)                         70,249,648
                Residential properties (1)(2)                     50,574,996
                                                                 -----------
                     Subtotal                                    121,338,163
                Less: Accumulated depreciation                    (9,203,852)
                                                                 -----------
                Investment in real estate, net                 $ 112,234,311
                                                                 ===========

         (1) Included in commercial properties and residential properties are escrow balances totaling $1.5 million at March 31, 2002, which represent escrows for real estate taxes, insurance premiums, repair and replacement, tenant improvements and leasing commissions reserves.

         (2) Includes a $648,000 investment, or 25% interest, in a limited liability company which owns an apartment building.


         As of March 31, 2002, long-term debt secured by the Company's real estate investments consisted of the following:

Loan payable, secured by real estate, monthly installments of $8,008, including
interest at 7.33%, remaining principal due August 1, 2008                                     $ 1,041,396

Loan payable, secured by real estate, monthly installments of $288,314, including interest at 6.85%, remaining principal due August 1, 2008
                                                                                               42,364,588

Loan payable, secured by real estate, monthly installments of $107,255, including interest at 7.73%, remaining principal due December 1, 2009(1)
                                                                                               14,687,625

Loan payable, secured by real estate, monthly installments of $15,396, including interest at 7.17%, remaining principal due March 1, 2012(1)
                                                                                                2,252,636

Loan payable, secured by real estate, monthly installments of $37,697, including interest at 7.27%, remaining principal due January 1, 2010
                                                                                                5,394,725

Loan payable, secured by real estate, monthly payments of $87,960, including interest at 8.367%, remaining principal due March 11, 2028(2)
                                                                                               11,521,929
                                                                                               ----------
                                                                                             $ 77,262,899
                                                                                               ==========

         (1) These loans related to a single investment in real estate.

         (2) As an inducement to pay interest at 8.36% from April 11, 1998 onward, rather than at 7.89%, the Company received a buy-up premium of $418,482 (balance of $283,085 at March 31, 2002) which is amortized over the term of the underlying debt.

         As of March 31, 2002, the amount of long-term debt secured by the Company's investments in real estate maturing in the remainder of 2002, over the next four years, and the aggregate indebtedness maturing thereafter, is as follows:

                            2002.................                $   685,132
                            2003.................                    992,347
                            2004.................                  1,066,969
                            2005.................                  1,147,221
                            2006.................                  1,233,530
                            Thereafter..........                  72,137,700
                                                                  ----------
                                                                $ 77,262,899
                                                                  ==========

NOTE 6 -LINE OF CREDIT

         In March 2002, the Company obtained a $5 million line of credit secured by a pledge of a $7.5 million first priority mortgage loan in its portfolio. The line of credit bears interest at either 30-day LIBOR plus 2.5% or the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election, with a floor of 5.5%. The line terminates in June 2003. As of March 31, 2002, there was $5.0 million outstanding under this line of credit.

NOTE 7 -RELATED PARTY TRANSACTIONS

         The Chairman and Chief Executive Officer of the Company is the spouse of the Chairman, Chief Executive Officer and President of Resource America, Inc. (RAI, the sponsor and 8.0% shareholder of the Company), and a parent of a director of RAI. A trustee of the Company is her son, who is also Executive Vice President of RAI. The President and Chief Operating Officer of the Company is a director of RAI.

         In February 2002, the Company granted to its employees, officers and trustees options to purchase 49,100 common shares, in the aggregate, under the RAIT Investment Trust 1997 Stock Option Plan. The options, which were exercised in March 2002, had an exercise price of $16.92 per common share. The common shares issued pursuant to these exercises are restricted as to their transferability. These restrictions are lifted as to 25% of the shares annually for each of the next four years. At the time of exercise, the Company provided loans to each person in the amount necessary to exercise such options. The loans are evidenced by promissory notes, which bear interest at a rate of 6%, require quarterly payments of interest only and annual payments of principal equal to 25% of the original note amount. The notes are due on March 21, 2006.

         In March 2002, the Company provided $18.6 million of financing in connection with three borrowers' acquisitions of commercial properties in Philadelphia, Pennsylvania. All three borrowers are limited partnerships in which Resource Properties, Inc., a wholly owned subsidiary of RAI, is the General Partner. The loans are secured by mortgages on the underlying properties. In April 2002, the partners of the borrowers made equity contributions to their limited partnerships, which reduced the outstanding principal balances of the Company's loans to a total of $15.6 million.

         In March 2002, the Company sold its interest in one loan with a book value of $1.2 million to a partnership whose general partner is the son of the Chairman and Chief Executive officer of the Company. The partnership paid $2.2 million which was received after March 31, 2002; accordingly, the receivable is included in other assets. The Company recognized a gain on sale of approximately $948,000.

NOTE 8 -SHAREHOLDERS' EQUITY

         In January 2002 the Company issued an additional 375,000 common shares associated with the underwriter's exercise of its over-allotment option relating to a December 2001 offering at $16.00 per share. After underwriting discounts and commissions, the Company received total net proceeds of $5.7 million in connection with this exercise.

         The Company issued 1.2 million common shares in an offering that closed on March 13, 2002. The net proceeds received by the Company in connection with this offering were approximately $20.6 million. Total offering costs approximated $1.1 million including underwriting discounts. The offering price of the common shares was $18.05 per share. On March 18, 2002 the Company issued an additional 180,000 common shares associated with the underwriter's exercise of its over-allotment option relating to this March offering, at $18.05 per share. After underwriting discounts and commissions, the Company received total net proceeds of $3.1 million in connection with this exercise.

         The Company issued 1.0 million common shares in an offering that closed on May 1, 2002. The net proceeds received by the Company in connection with this offering were approximately $19.5 million. Total offering costs approximated $1.0 million including underwriting discounts. The public offering price of the common shares was $20.50 per share. On May 8, 2002 the Company issued an additional 150,000 common shares associated with the underwriter's exercise of its over-allotment option relating to this May offering, at $20.50 per share. After underwriting discounts and commissions, the Company received total net proceeds of $2.8 million.

NOTE 9 -GOODWILL

         Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Intangible Assets ("SFAS No. 142") were issued in June 2001. These statements resulted in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has adopted the provisions of SFAS No. 142 as of January 1, 2002. Therefore, acquired goodwill is no longer amortized. Amortization of goodwill for the three months ended March 31, 2001 was $44,000, which did not have an effect on earnings per share. The Company is in the process of completing the first step of the goodwill transitional impairment test, as of January 1, 2002. Management does not anticipate this test will result in an impairment loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may", "believe", "will", "expect", "anticipate", "estimate", "continue" or similar words. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our Annual Report on Form 10-K/A for 2001 that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Overview

         We began investment operations in January 1998. Our principal business objective is to generate income for distribution to our shareholders from a combination of interest, rents and distributions in respect to rents where we own an equity interest in a real property, and proceeds from the sale of portfolio investments. Through March 31, 2002, we completed six public offerings of our common shares (two during 1998, three in 2001 and one in the first quarter of 2002). Subsequent to the end of the first quarter, we completed a seventh offering in May of 2002. We have used these proceeds, combined with repayment and refinancing of our loans and property interests and our line of credit, to build our investment portfolio.

Liquidity and Capital Resources

         The principal sources of our capital from our commencement through March 31, 2002 were the six offerings of our common shares. After offering costs and underwriting discounts and commissions, we obtained net offering proceeds of $236.5 million. We also obtained capital resources from principal payments on, refinancings of, and sales of loans in our portfolio. These resources aggregated $12.9 million for the quarter ended March 31, 2002 and $29.9 million for the quarter ended March 31, 2001.

         We also have obtained a $5 million line of credit and a $20 million line of credit. We obtained the $5 million line of credit during the quarter ended March 31, 2002. The $5 million line of credit bears interest at 30-day LIBOR plus 2.5%, with a floor of 5.5%. We will use this new line of credit ($5.0 million outstanding at March 31, 2002) combined with our existing $20.0 million line of credit (no amounts drawn as of March 31, 2002) in order to maintain liquidity. During the quarter ending March 31, 2002, we repaid $2.0 million on our $20 million line of credit and borrowed $5.0 million from the $5.0 million line of credit.

         We use our capital resources principally for originating and purchasing loans and acquiring property interests. For the quarter ended March 31, 2002, we originated or purchased six loans (including one increase in existing financing) in the amount of $50.2 million, as compared to four loans in the amount of $18.0 million originated in the quarter ended March 31, 2001.

         During the quarter ended March 31, 2002, we acquired one property interest for $3.5 million plus the assumption of a $5.4 million mortgage loan payable. We did not acquire any property interests during the quarter ended March 31, 2001; however, during that period we fully repaid the $20 million outstanding on our $20.0 million line of credit and we extinguished debt in the amount of $20.3 million.

         We also receive funds from interest payments on our loans and operating income from our property interests. As required by the Internal Revenue Code, we used these funds, to the extent of not less than 90% of our taxable income, to pay distributions to our shareholders. For the quarters ended March 31, 2002 and 2001, we declared dividends of $9.7 million (paid April 16, 2002) and $3.3 million (paid April 12, 2001), respectively.

         In order to maintain our liquidity, we pursue the following strategies:

             o providing shorter-term financing to our borrowers (generally in the form of bridge financing) to increase the turnover of our investments, and

             o pursuing borrower refinancing of portions of our loans through senior lenders, while we retain junior interests.

         We anticipate that we will continue to provide shorter-term financing and obtain senior lien refinancing of our investments in loans and properties, in order to maintain liquidity. However, we anticipate that from time to time, we may provide longer-term financings as such opportunities arise.

         We do not currently experience material difficulties in originating shorter-term financings or obtaining senior loan refinancings on acceptable terms. However, we could encounter difficulties in the future, depending upon the development of conditions in the credit markets.

         At March 31, 2002, after excluding funds needed to pay our dividend on April 16, 2002, we had minimal funds available for investment. However since March 31, 2002 we completed an offering from which we received net proceeds of $22.3 million and we expect to receive loan repayments of approximately $25.1 million in the early part of the second quarter of 2002, providing us with immediate additional funds available for investment totaling approximately $47.4 million.

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

             o Due to increasing vacancy in the commercial property market, some of our borrowers may experience a decline in market rents or in the overall revenue of their properties which collateralize our loans. This may reduce the overall cash flow available to service the total debt on these properties, including payments due on our loans.

             o Our borrowers and we may not be able to refinance our existing indebtedness on terms as favorable as the terms of our existing indebtedness, which would result in higher interest expense.

             o Although we believe that the properties that collateralize our loans are adequately insured, we are subject to the risk that the insurance may not cover all of the costs to restore a property, which is damaged by a fire or other catastrophic event.

     We historically have financed our long-term capital needs through a combination of the following:

             o    proceeds of offerings of our common shares;

             o    cash from operations;

             o    borrowings from our secured lines of credit;

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

             o Much of our ability to raise capital through issuance of our common shares is dependent upon the value of our common shares. As is the case with any publicly traded securities, certain factors outside of our control could influence the value of these shares.

Results of Operations

         Our average interest-earning assets for the quarters ending March 31, 2002 and 2001 were $223.5 million and $114.9 million, respectively, including $13.7 million and $12.9 million, respectively, of average interest-earning assets invested in a money market account. The increases in average interest earning assets and in average interest earning assets invested in a money market account from the quarter ended March 31, 2001 to the corresponding period in 2002 were due to the equity that was raised and used to originate loans from the end of the first quarter of 2001 through the end of the first quarter of 2002.

         Our interest income from loans was $8.3 million for the quarter ended March 31, 2002 compared to $4.8 million for the quarter ended March 31, 2001. Interest income from our money market account was $97,000 for the quarter ended March 31, 2002, compared to $75,000 for the quarter ended March 31, 2001. The increase in interest income from the quarter ended March 31, 2001 to the corresponding period in 2002 was due to an increase in our investments in real estate loans ($234.3 million at March 31, 2002 versus $136.9 million at March 31, 2001).

         The net yield on average interest-earning non-money market assets was 21.4% and 22.8% for the quarters ending March 31, 2002 and 2001, respectively. The decrease in net yield resulted from our use of the equity raised from the end of the first quarter of 2001 through the end of the first quarter of 2002 to repay approximately $60.5 million of unsecured debt underlying our interests and on our secured line of credit, thereby reducing the "leveraged" return on net assets outstanding. The yield on average interest-earning money market account assets was 2.8% and 3.9% for the quarters ending March 31,2002 and 2001, respectively. The decrease in yield on average interest-earning money market assets was due to a decrease in interest amounts paid by banks on money market funds.
         We received $6.7 million from rents from our property interests for the quarter ended March 31, 2002 compared to $4.8 million for the quarter ended March 31, 2001. The rent increase from March 31, 2001 to the corresponding period in 2002 was due to the acquisition of a residential property in January 2002. In April 2001, we signed two master lease arrangements with one of our borrowers. Accordingly, we recognize rental income pursuant to the master lease arrangements.

         We earned fee and other income of $348,000 for the quarter ended March 31, 2002 as compared to $678,000 for the quarter ended March 31, 2001. The decrease from the quarter ended March 31, 2001 to the corresponding period in 2002 was due to a $300,000 transaction-structuring fee earned in the first quarter of 2001.

         In March 2002, we sold our interest in one loan with a book value of $1.2 million to a partnership whose general partner is the son of our chairman and chief executive officer. The buyer paid $2.2 million and we recognized a gain on sale of approximately $948,000.

         Four of our acquired loans remain subject to forbearance or similar agreements. During the quarters ended March 31, 2002 and 2001, all payments under the agreements were timely made and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining 34 loans in our portfolio are performing in accordance with their terms as we originally underwrote them and were current as to payments as of each of March 31, 2002 and 2001.

         During the quarter ended March 31, 2002, we incurred expenses of $6.8 million as compared to $7.3 million for the quarter ended March 31, 2001. The expenses consisted of interest expense, operating expenses relating to our property interests, salaries and related benefits, general and administrative expenses, and depreciation and amortization. Interest expense was $2.1 million for the quarter ended March 31, 2002 as compared to $3.2 million for the quarter ended March 31, 2001. Interest expense consists of interest payments made on senior indebtedness on properties underlying our wraparound loans and property interests, and interest payments made on our line of credit. The decrease in interest expense from the quarter ended March 31, 2001 to the corresponding period in 2002 resulted from the repayment of approximately $60.5 million of unsecured debt underlying our interests and on our secured line of credit, with funds made available by our equity offerings. In addition, the interest rate on our $20.0 million line of credit decreased from an average of 8.64% in 2001 to an average of 4.75% in 2002.

         Property operating expenses were $2.9 million for the quarter ended March 31, 2002, compared to $2.3 million for the quarter ended March 31, 2001. Depreciation and amortization was $855,000 for the quarter ended March 31, 2002 compared to $840,000 million for the quarter ended March 31, 2001. The increases in property operating expenses, depreciation and amortization were due to the increased number of property interests in our portfolio.

         Salaries and related benefits were $639,000 for the quarter ended March 31, 2002, as compared to $672,000 for the quarter ended March 31, 2001. General and administrative expenses were $314,000 for the quarter ended March 31, 2002, as compared to $323,000 for the quarter ended March 31, 2001. The slight decrease in salaries and related benefits and general and administrative expenses from March 31, 2001 to the corresponding period in 2002 was due to periodically recurring expenses that were incurred in different periods in 2001 and 2002.

         We initiated a reserve for loan losses of $226,000. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with our policy, we determined that this reserve was adequate as of March 31, 2002. We will continue to analyze the adequacy of this reserve on a quarterly basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 5. OTHER INFORMATION

On May 10, 2002, we filed a Certificate of Correction with the Department of Assessments and Taxation of the State of Maryland correcting our Amended and Restated Declaration of Trust to restore language relating to the effect that the restrictions on transfer set forth therein would have on settlements on the New York Stock Exchange, any other national securities exchange, or the NASDAQ Stock Market, Inc.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         Exhibit
         Number                             Description
         ------                             -----------

         4(i)*                 Amended and Restated Declaration of Trust.
         4(ii)**               Articles of Amendment of Amended and Restated
                               Declaration of Trust.
         4(iii)***             Articles of Amendment of Amended and Restated
                               Declaration of Trust.
         4(iv)****             Certificate of Correction to the Amended and
                               Restated Declaration of Trust
         4(v)*                 Bylaws, as amended.
         4(vi)***              Form of specimen certificate representing common
                               shares.

*Incorporated herein by reference to RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-35077), as amended.
**Incorporated herein by reference RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-53067), as amended.
***Incorporated herein by reference to RAIT Investment Trust's Regulation Statement on Form S-2 (File No. 333-55518), as amended.
****Filed herewith

(b) Reports on Form 8-K

We filed three reports on Form 8-K during the quarter ending March 31, 2002.

The first report on Form 8-K was dated December 18, 2001 and was filed as of January 4, 2002. Pursuant to Item 5-Other Events of Form 8-K, we disclosed an underwriting agreement that we had entered into and certain of the terms thereof.

The second report on Form 8-K was dated January 23, 2002 and was filed as of March 7, 2002. Pursuant to Item 5-Other Events of Form 8-K, we disclosed that we had issued a press release reporting our operating results for the quarter and year ended December 31, 2001.

The third report on Form 8-K was dated March 7, 2002 and was filed as of March 15, 2002. Pursuant to Item 5-Other Events of Form 8-K, we disclosed the terms of an underwriting agreement that we had entered into and the filing of a prospectus supplement, both in connection with the offering contemplated thereby.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Date:   May 15, 2002                         /s/ Ellen J. DiStefano
            ---------------                  -----------------------------------
                                             Ellen J. DiStefano
                                             Chief Financial Officer
                                             (On behalf of the registrant and
                                             as its principal financial officer)