Form 10-Q
period 2002-06-30
RAIT INVESTMENT TRUST
filed 2002-08-13
CIK 1045425

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)

         [X]  Quarterly Report Pursuant To Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2002
                                      OR
         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

For the transition period from                     to
                                ------------------    -----------------------
Commission file number                         1-14760
                      -------------------------------------------------------

                            RAIT INVESTMENT TRUST
                            ----------------------
            (Exact name of registrant as specified in its charter)



     MARYLAND                                       23-2919819
------------------------------                   -------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification No.)

            1818 MARKET STREET, 28TH FLOOR, PHILADELPHIA, PA 19103
            ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                                (215) 861-7900
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes   [ ]  No
------------------

As of August 8, 2002, 18,141,861 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

                            RAIT INVESTMENT TRUST
                               and Subsidiaries
                          Index to Quarterly Report
                                 on Form 10-Q

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                                                        PAGE
Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001                                       3

Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2002 and 2001              4

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2002 and 2001                    5

Notes to Consolidated Financial Statements-June 30, 2002 (unaudited)                                                 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                  16

                          PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                        17

ITEM 5. OTHER INFORMATION                                                                                           17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                            17

SIGNATURES                                                                                                          18

EXHIBIT INDEX                                                                                                       19

                         PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            RAIT INVESTMENT TRUST
                               and Subsidiaries
                         Consolidated Balance Sheets

ASSETS                                                        June 30, 2002
                                                                (unaudited)    December 31, 2001
                                                              -------------    -----------------
        Cash and cash equivalents                              $ 19,349,778          $18,064,909
        Restricted cash                                           5,716,272            4,569,708
        Tenant escrows                                              426,376              289,435
        Accrued interest receivable                               6,019,685            4,412,829
        Investments in real estate loans, net                   226,814,488          197,255,782
        Investments in real estate, net                         129,522,259          104,889,208
        Furniture, fixtures and equipment, net                      392,482              326,335
        Prepaid expenses and other assets                         6,527,134            3,907,157
        Goodwill, net                                               887,143              887,143
                                                               ------------         ------------
        Total assets                                           $395,655,617         $334,602,506
                                                               ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
        Accounts payable and accrued liabilities                  $ 158,300          $ 1,437,054
        Accrued interest payable                                    658,280              584,045
        Tenant security deposits                                    658,528              812,317
        Borrowers' escrows                                        7,099,389            5,812,737
        Dividends payable                                        10,699,133                   --
        Deferred income                                             657,828            1,436,201
        Senior indebtedness secured by real estate
              underlying the Company's loans                     30,668,644           36,843,180
        Long-term debt secured by real estate owned              77,126,135           72,091,483
        Secured line of credit                                           --            2,000,000

                                                               ------------         ------------
               Total liabilities                                127,726,237          121,017,017
Minority interest                                                 2,520,479            2,560,525
Shareholders' equity:
        Preferred Shares, $.01 par value; 25,000,000
           authorized shares                                             --                   --
        Common Shares, $.01 par value; 200,000,000
           authorized shares; issued and outstanding
            18,134,123 shares and 14,947,197 shares
             respectively                                           181,341              149,472
        Additional paid-in-capital                              261,809,246          206,344,662
        Loans for stock options exercised                       (1,068,972)                   --
        Retained earnings                                         4,487,286            4,530,830
                                                               ------------         ------------

               Total shareholders' equity                       265,408,901          211,024,964

                                                               ------------         ------------
               Total liabilities and shareholders' equity      $395,655,617         $334,602,506
                                                               ============         ============

             The accompanying notes are an integral part of these
                      consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                        For the three months             For the six months
                                           ended June 30,                  ended June 30,
                                           --------------                  --------------

                                       2002            2001             2002            2001
                                       ----            ----             ----            ----
REVENUES
Mortgage interest income              $8,037,385       $5,458,946      $16,315,729    $10,302,771
Rental income                          6,466,737        5,566,242       13,129,981     10,348,634
Fee income and other                   3,318,310        1,469,399        3,656,353      2,104,044
Investment income                        463,541           72,133          569,665        190,509
Gain on sale of loan                          --               --          947,974             --
                                      ----------       ----------       ----------     ----------
        Total revenues                18,285,973       12,566,720       34,619,702     22,945,958

COSTS AND EXPENSES
Interest                               2,070,940        2,743,079        4,217,542      5,893,154
Property operating expenses            3,255,602        3,125,134        6,134,846      5,448,810
Salaries and related benefits            692,023          560,421        1,332,113      1,232,293
General and administrative               361,006          409,274          674,052        732,663
Depreciation and amortization            910,283          811,068        1,764,803      1,651,318

                                       ---------        ---------       ----------     ----------
        Total costs and expenses       7,289,854        7,648,976       14,123,356     14,958,238
                                       ---------        ---------       ----------     ----------

Net Income before minority interest
   and extraordinary gain            $10,996,119       $4,917,744      $20,496,346     $7,987,720
                                     -----------       ----------      -----------     ----------

Minority interest                       (38,971)           23,667        (109,954)         23,431

Extraordinary gain--consolidated
   extinguishment of indebtedness
   underlying investment in real
   estate                                     --               --               --      4,633,454
                                     -----------       ----------      -----------     ----------

Net Income                           $10,957,148       $4,941,411      $20,386,392    $12,644,605
                                     ===========       ==========      ===========    ===========

Net income per common share
   before minority interest and
   extraordinary gain                    $   .62          $   .53         $   1.23        $  1.02
Extraordinary gain                            --               --               --            .59
                                         -------          -------         --------        -------
Net income per common share-basic        $   .62          $   .53         $   1.23        $  1.61
                                         =======          =======         ========        =======

Weighted average common shares
   outstanding-basic                  17,645,936        9,253,722       16,607,088      7,836,522
                                      ==========        =========       ==========      =========

Net income per common share
   before minority interest and
   extraordinary gain                    $   .62          $   .53         $   1.22        $  1.01
Extraordinary gain                            --               --               --            .59
                                         -------          -------         --------        -------

Net income per common share-
   diluted                               $   .62          $   .53         $   1.22        $  1.60
                                         =======          =======         ========        =======
Weighted average common shares
   outstanding-diluted                17,813,109        9,345,657       16,739,252      7,908,400
                                      ==========        =========       ==========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           For the six months ended June 30,
                                                                           2002          2001
                                                                           ----          ----
Cash flows from operating activities
       Net Income                                                        $20,386,392  $12,644,605
         Adjustments to reconcile net income to net cash provided by operating activities
         Minority Interest                                                   109,954     (23,431)
         Depreciation and amortization                                     1,764,803    1,651,318
         Gain on consolidated extinguishment of indebtedness underlying
            investment in real estate                                            --    (4,633,454)
         Gain on sale of loan                                              (947,974)           --
         Accretion of loan discount                                        (776,309)    (254,025)
         Increase in security deposit escrows                              (136,941)     (44,599)
         Increase in accrued interest receivable                         (1,606,856)     (52,657)
         Increase in prepaid expenses and other assets                   (2,829,539)  (2,233,497)
         Decrease in accounts payable and accrued liabilities            (1,278,754)    (231,463)
         Increase (decrease) in accrued interest payable                      74,235    (536,997)
         (Decrease) increase in tenant security deposits                   (153,789)      514,610
         (Decrease) increase in deferred income                            (778,373)      171,433
         Increase in borrowers' escrows                                      140,088      844,448
                                                                              ------      -------

               Net cash provided by operating activities                  13,966,937    7,816,291
                                                                          ----------    ---------

Cash flows from investing activities
         Purchase of furniture, fixtures and equipment                      (90,381)    (311,863)
         Real estate loans purchased                                     (1,805,150)           --
         Real estate loans originated                                   (76,963,597)  (55,903,225)
         Principal repayments of loans                                    46,413,096   25,422,492
         Purchase of real estate                                        (21,299,134)    (917,180)
         Utilization of reserves held by mortgages to pay taxes              361,579      751,031
         Proceeds from sale of loan                                        2,185,141           --
                                                                           ---------         ----

               Net cash used in investing activities                    (51,198,446)  (30,958,745)
                                                                        -----------   -----------

Cash flows from financing activities
         Principal repayments on senior indebtedness                     (6,790,699)  (1,207,890)
         Principal repayments on long-term debt                            (339,833)    (374,084)
         Proceeds of senior indebtedness                                   2,950,000    4,800,000
         Proceeds of long-term debt                                               --    2,275,000
         Extinguishment of consolidated indebtedness
            underlying investment in real estate                                  --  (20,248,435)
         Repayments to secured line of credit                            (2,000,000)           --
         Issuance of common shares, net                                   54,427,481   40,470,174
         Payment of dividends                                            (9,730,571)  (3,281,326)
                                                                         -----------  -----------

               Net cash provided by financing activities                  38,516,378   22,433,439
                                                                          ----------   ----------

Net change in cash and cash equivalents                                    1,284,869    (709,015)
                                                                           ---------    ---------

Cash and cash equivalents, beginning of period                           $18,064,909   $7,407,988
                                                                         -----------   ----------

Cash and cash equivalents, end of period                                 $19,349,778   $6,698,973
                                                                         -----------   ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001 and the cash flows for the six months ended June 30, 2002 and 2001. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operation for the interim periods presented. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

NOTE 2 - CONSOLIDATED STATEMENT OF CASH FLOWS

Long-term debt assumed in conjunction with the Company's acquisition of interests in real estate was $5.4 million for the six months ended June 30, 2002.

NOTE 3 - RESTRICTED CASH AND BORROWERS' ESCROWS

Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans.

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS

The Company's portfolio of real estate loans consisted of the following at June 30, 2002:

Long-term first mortgages                                                           $       594,772
Mezzanine (including wraparound) loans                                                  117,797,643
Short-term bridge loans                                                                 108,604,032
Loan costs                                                                                   44,198
Less: provision for loan losses                                                            (226,157)
                                                                                     --------------
   Investments in real estate loans                                                     226,814,488
Less: Senior indebtedness secured by real estate underlying the Company's loans         (30,668,644)

                                                                                            -------
   Net investments in real estate loans                                              $  196,145,844
                                                                                     ==============


                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

The following is a summary description of the Company's portfolio of real estate loans at June 30, 2002:

                               Number of             Average Loan                                     Range of
Type of Loan                     Loans                 to Value              Yield Range              Maturities
------------                   ----------            ------------            -----------              ----------
Long-term first
Mortgage                           1                     99%                     12%                    8/31/02
Mezzanine (including
wraparound) loans                 25                     88%                   10-21% (1)               10/1/03-5/1/21
Short term bridge
Loans                             17                     81%                   12-20%                   9/18/02-5/16/05
-----------------------
(1)     Includes points charged

Approximately $104.9 million of the loans are secured by multi-family residential properties and $122.1 million of the loans are secured by commercial properties.

As of June 30, 2002, senior indebtedness secured by real estate underlying the Company's wraparound loans consisted of the following:

Loan payable, secured by real estate, monthly installments of $13,789, including
interest at 7.08%, remaining principal due December 1, 2008                             $ 1,829,582

Loan payable, secured by real estate, monthly installments of $10,070, including
interest at 6.83%, remaining principal due December 1, 2008                               1,483,794

Loan payable, secured by real estate, monthly installments of $28,090, including
interest at 6.82%, remaining principal due November 1, 2008                               4,122,168

Loan payable, secured by real estate, monthly installments of $72,005, including
interest at 7.55%, remaining principal due December 1, 2008                               9,516,298

Loan payable, secured by real estate, monthly installments of principal and interest based on an amortization schedule of 25 years, including interest at
LIBOR (London interbank offered rate) plus 135 basis points (3.19% at June 30,
2002), remaining principal due September 15, 2007; the interest rate is subject to an interest rate swap agreement entered into by the borrower which sets the
interest rate at 8.68%                                                                   10,766,802

Senior loan participation, secured by Company's interest in short-term bridge loan of $8,160,000, interest only at LIBOR plus 275 basis points (4.59% at June
30, 2002) payable monthly, principal due March 5, 2004                                    2,950,000
                                                                                          ---------
                                                                                        $30,668,644
                                                                                        ===========

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


As of June 30, 2002 the senior indebtedness secured by real estate underlying the Company's wraparound loans maturing in the remainder of 2002, over the next four years, and the aggregate indebtedness maturing thereafter is as follows:


     2002                     $   202,428
     2003                         429,929
     2004                       3,414,708
     2005                         502,324
     2006                         543,013
     Thereafter                25,576,242
                               ----------
                              $30,668,644
                              ===========

NOTE 5 - INVESTMENTS IN REAL ESTATE

Investments in real estate are comprised of the following at June 30, 2002:

Land                                                       $  613,519
Commercial properties (1)                                  81,004,684
Residential properties (2)                                 57,958,033
                                                           ----------
Subtotal                                                  139,576,236
Less: accumulated depreciation                            (10,053,977)
                                                          -----------
Investment in real estate, net                          $ 129,522,259
                                                          ===========

(1) Includes a $10.0 million investment in a limited liability company that owns an office building. Also includes escrow balances totaling $1,109,816 at June 30, 2002, which represent escrows for real estate taxes, insurance premiums, repair and replacement, tenant improvements and leasing commissions reserves.

(2) Includes $8.0 million invested in two limited liability companies that each own apartment buildings. Also includes escrow balances totaling $970,253 at June 30, 2002, which represent escrows for real estate taxes, insurance premiums, repair and replacement, tenant improvements and leasing commissions reserves.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

As of June 30, 2002, long-term debt secured by the Company's real estate investments consisted of the following:


Loan payable, secured by real estate, monthly installments of $8,008, including
interest at 7.33%, remaining principal due August 1, 2008                               $ 1,036,853

Loan payable, secured by real estate, monthly installments of $288,314,
including interest at 6.85%, remaining principal due August 1, 2008                      42,240,540

Loan payable, secured by real estate, monthly installments of $107,255,
including interest at 7.73%, remaining principal due December 1, 2009(1)                 14,649,456

Loan payable, secured by real estate, monthly installments of $15,396, including
interest at 7.17%, remaining principal due March 1, 2012(1)                               2,246,790

Loan payable, secured by real estate, monthly installments of $37,697, including
interest at 7.27%, remaining principal due January 1, 2010                                5,374,487

Loan payable, secured by real estate, monthly payments of $87,960, including
interest at 8.367%, remaining principal due March 11, 2028(2)                            11,578,009
                                                                                         ----------
                                                                                       $ 77,126,135
                                                                                       ============

(1) These loans related to a single investment in real estate.

(2) As an inducement to pay interest at 8.367% from April 11, 1998 onward, rather than at 7.89%, the Company received a buy-up premium of $418,482 (balance of $362,895 at June 30, 2002) which is amortized over the term of the underlying debt.

As of June 30, 2002, the amount of long-term debt secured by the Company's investments in real estate maturing in the remainder of 2002, over the next four years, and the aggregate indebtedness maturing thereafter, is as follows:

             2002                            $   452,305
             2003                                966,319
             2004                              1,038,373
             2005                              1,115,904
             2006                              1,199,316
             Thereafter                       72,353,918
                                              ----------
                                            $ 77,126,135
                                            ============

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 6 - LINE OF CREDIT

In March 2002, the Company obtained a $5 million line of credit secured by a pledge of a $7.5 million first priority mortgage loan in its portfolio. The line of credit bears interest at either 30-day LIBOR plus 2.5% or the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election, with a floor of 5.5%. The line terminates in June 2003. As of June 30, 2002, there were no amounts outstanding under this line of credit. During the six months ending June 30, 2002, the Company repaid $2.0 million on the $20 million line of credit and the Company borrowed and repaid $5.0 million from the $5.0 million line of credit.

NOTE 7 - RELATED PARTY TRANSACTIONS

Resource America, Inc. ("RAI") was the sponsor of the Company and holds approximately 8.0% of the Company's outstanding common shares based on the most recent information available to the Company from RAI. The Chairman and Chief Executive Officer of the Company, Betsy Z. Cohen, is (i) the spouse of Edward E. Cohen, the Chairman, Chief Executive Officer and President of RAI, (ii) the parent of D. Gideon Cohen, a director of RAI and (iii) the parent of Jonathan Z. Cohen, the Chief Operating Officer of RAI. Jonathan Cohen is also a Trustee and the Secretary of the Company. The President and Chief Operating Officer of the Company, Scott F. Schaeffer, is a director of RAI.

Brandywine Construction & Management, Inc.("Brandywine"), an affiliate of RAI, provided real estate management services to two properties owned by the Company and 13 properties underlying the Company's loans at June 30, 2002. Management fees in the amount of $225,000 and $510,000 were paid to Brandywine for the three and six months ended June 30, 2002, respectively, relating to the properties owned by the Company.

Betsy Z. Cohen is the Chief Executive Officer and a director of The Bancorp.com., Inc. ("Bancorp"). D. Gideon Cohen is the Chairman of the Board of Bancorp. The Company places a portion of its temporary excess cash and restricted cash in short-term money market instruments with Bancorp's bank subsidiary. As of June 30, 2002, the Company had $8.2 million on deposit, of which approximately $8.1 million is over the Federal Deposit Insurance Corporation insurance limit.

In February and April 2002, the Company granted to its employees, executive officers and trustees options to purchase 61,100 common shares, in the aggregate, under the Amended and Restated RAIT Investment Trust 1997 Stock Option Plan. These options, which were exercised in March through May 2002, had exercise prices of $16.92 and $19.85, respectively, per common share. The common shares issued pursuant to all of these exercises are restricted as to their transferability. These restrictions are lifted as to 25% of the common shares annually for each of the next four years. At the time of exercise, the Company provided loans to each person in the amount necessary to exercise such options. The loans are evidenced by promissory notes. The principal amount of these promissory notes bears interest at a rate of 6% per annum and was equal to $1.07 million, in the aggregate, at June 30, 2002. Interest on the outstanding principal amount is payable quarterly and 25% of the original principal amount of each promissory note is payable on each of the first four anniversaries of the date of the promissory note. The notes must be fully paid on the fourth anniversary of their issuance date. The common shares that were acquired pursuant to the option exercise secure each note and the maker of such note is personally liable for 25% of the outstanding balance due. Any payments of principal are deemed to first reduce the amount of the maker's personal liability and the Company agrees to accept as full satisfaction of amounts due under the promissory note for which the maker is not personally liable the return of all common shares purchased by maker with the proceeds of the promissory note.

In March 2002, the Company provided, as part of a single transaction, three mortgage loans aggregating $18.6 million to finance the acquisition of three commercial properties in Philadelphia, Pennsylvania. Each loan was made to a separate borrower to finance the purchase of a separate property. All three borrowers are limited partnerships in which Resource Properties, Inc., a wholly owned subsidiary of RAI, is the general partner. The outstanding aggregate balance of the loans has been paid down to $4.6 million as of July 31, 2002.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

In March 2002, the Company sold its interest in one loan with a book value of $1.2 million to a partnership whose general partner is D. Gideon Cohen. The partnership paid $2.2 million, which was received after March 31, 2002; accordingly, the receivable is included in other assets. The Company recognized a gain on sale of approximately $948,000.

In June 2002, the Company purchased from RAI a loan with an outstanding balance (including accrued interest) of approximately $2.0 million for a purchase price of approximately $1.8 million. The loan relates to an apartment complex in Bensalem, Pennsylvania.

NOTE 8 - SHAREHOLDERS' EQUITY

In January 2002 the Company issued 375,000 common shares pursuant to the exercise of an over-allotment option by the underwriter of the Company's December 2001 offering. The exercise price was $16.00 per share, resulting in receipt by the Company, after discounts and commissions, of total net proceeds of $5.7 million.

In March 2002, the Company issued 1.2 million common shares in a public offering. The Company received net proceeds from this offering of approximately $20.6 million. Total offering costs approximated $1.1 million, including underwriting discounts. The offering price of the common shares was $18.05 per share. On March 18, 2002 the Company issued an additional 180,000 common shares pursuant to the underwriter's exercise of its over-allotment option. The exercise price was $18.05 per share, resulting in receipt by the Company total net proceeds, after discounts and commissions, of $3.1 million.

On March 15, 2002 the Board of Trustees of the Company declared a cash dividend of $0.58 per common share payable on April 16, 2002 to shareholders of record on April 3, 2002.

In May 2002, the Company issued 1.0 million common shares in a public offering. The Company received net proceeds from this offering of approximately $19.5 million. Total offering costs approximated $1.0 million, including underwriting discounts. The offering price of the common shares was $20.50 per share. On May 8, 2002 the Company issued an additional 150,000 common shares pursuant to the underwriter's exercise of its over-allotment option. The exercise price was $20.50 per share, resulting in receipt by the Company total net proceeds, after discounts and commissions, of $2.8 million.

On May 21, 2002 and April 11, 2002, Friedman Billings Ramsey ("FBR") acquired 1,190 and 103,455 common shares, respectively, pursuant to partial exercises of its warrant (the "FBR Warrant") to purchase 141,667 of the Company's common shares. The FBR Warrant was issued in connection with the Company's initial public offering in January 1998 with an exercise price of $15.00 per common share. The Company received proceeds of $17,850 and $1.5 million, respectively, from these exercises.

On June 12, 2002 the Board of Trustees of the Company declared a cash dividend of $0.59 per common share payable on July 15, 2002 to shareholders of record on June 28, 2002.

NOTE 9 - SUBSEQUENT EVENTS

On August 1, 2002, FBR acquired 1,984 common shares pursuant to a partial exercise of the FBR Warrant. The Company received proceeds of $29,760 from this exercise.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


NOTE 10- GOODWILL

Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Intangible Assets ("SFAS No. 142") were issued in June 2001. These statements resulted in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. Therefore, acquired goodwill is no longer amortized. Amortization of goodwill for the three and six months ended June 30, 2001 was $16,000 and $60,000, respectively, which did not have a material effect on earnings per share. As of June 30, 2002, the Company has completed the transitional testing of its intangible assets, including goodwill. The Company did not identify any impairment of its outstanding goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or similar words. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2001 that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

OVERVIEW

We began investment operations in January 1998. Our principal business objective is to generate income for distribution to our shareholders from a combination of interest, rents and distributions in respect to rents where we own an equity interest in a real property, and proceeds from the sale of portfolio investments. Through June 30, 2002, we completed seven public offerings of our common shares (two during 1998, three in 2001, one in the first quarter of 2002 and one in the second quarter of 2002). We have used these proceeds, combined with repayment and refinancing of our loans and property interests and our lines of credit, to build our investment portfolio.

LIQUIDITY AND CAPITAL RESOURCES

The principal sources of our capital from our commencement through June 30, 2002 were the seven public offerings of our common shares. After offering costs and underwriting discounts and commissions, we obtained net offering proceeds of $258.8 million. We also obtained capital resources from principal payments on, refinancings of, and sales of loans in our portfolio as well as refinancings of our property interests. These resources aggregated $36.4 million and $51.5 million for the three and six months ended June 30, 2002 and $2.5 million and $32.5 million for the three and six months ended June 30, 2001.

We also have obtained a $5.0 million line of credit and a $20.0 million line of credit. We obtained the $5 million line of credit during the quarter ended March 31, 2002. The $5.0 million line of credit bears interest at 30-day LIBOR plus 2.5%, with a floor of 5.5%. We will use our lines of credit to maintain liquidity. During the six months ending June 30, 2002, we repaid $2.0 million on our $20 million line of credit and we borrowed and repaid $5.0 million from the $5.0 million line of credit. As of June 30, 2002, no amounts were outstanding under either line of credit.

We also receive funds from interest payments on our loans and operating income from our property interests. As required by the Internal Revenue Code, we use these funds, to the extent of not less than 90% of our taxable income, to pay distributions to our shareholders. For the quarters ended June 30, 2002 and 2001, we declared dividends of $10.7 million (paid July 15, 2002) and $5.0 million (paid July 13, 2001), respectively and for the six months ended June 30, 2002, and 2001, we declared dividends of $20.4 million and $8.2 million, respectively.

We use our capital resources principally for originating and purchasing loans and acquiring property interests. During the three months ended June 30, 2002, we originated or purchased five loans in the amount of $28.6 million and during the six months ended June 30, 2002, we originated or purchased fourteen loans in the amount of $78.8 million. In the corresponding periods of our prior fiscal year, we originated or purchased five loans in the amount of $37.9 million during the three months ended June 30, 2001 and nine loans in the amount of $55.9 million during the six months ended June 30, 2001. During the three months ended June 30, 2002, we acquired two property interests for $17.8 million and, during the six months ended June 30, 2002, we acquired three property interests in the amount of $21.3 million and also assumed a $5.4 million mortgage loan payable. We did not acquire any property interests during the three and six months ended June 30, 2001. However, during the six months ended June 30, 2001 we also used our capital resources to fully repay the $20.0 million outstanding on our $20.0 million line of credit and we extinguished debt in the amount of $20.3 million.

Our receipt and investment of $54.4 million in net proceeds from our public offerings in the six months ended June 30, 2002 have resulted in substantial increases in our net investments in real estate loans and net investments in real estate in the period from December 31, 2001 to June 30, 2002. Our receipt of these net proceeds was also primarily responsible for the substantial increase in our additional paid-in-capital in this period.

Our total liabilities increased from $121.0 million at December 31, 2001 to $127.7 million at June 30, 2002. This is due primarily to increases in the amounts of borrowers' escrows, a dividend payable relating to the dividend we paid in July 2002 and an increase in the amount of long-term debt secured by real estate we own. This was partially offset by decreases in the amount of accounts payable and accrued liabilities and the amount of senior indebtedness secured by real estate underlying our loans.

In order to maintain our liquidity, we pursue the following strategies:

- providing shorter-term financing to our borrowers (generally in the form of bridge financing) to increase the turnover of our investments, and

- pursuing borrower refinancing of portions of our loans through senior lenders, while we retain junior interests.

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

At June 30, 2002, after excluding funds needed to pay our dividend on July 15, 2002, we had $8.7 million available for investment. Since June 30, 2002, we have used these funds along with approximately $28.5 million of funds received from loan repayments and refinancings, as well as $20.0 million drawn from one of our credit facilities, to fund the $45.4 million of loan originations. We expect to receive loan repayments of approximately $34.8 million before the end of the third quarter of 2002, which, together with our cash on hand of approximately $8.5 at July 31, 2002 and $5.0 million still available on one of our credit facilities, we expect will provide us with the necessary amounts to fund our currently anticipated investments. We expect to continue to use cash provided by operations to meet our short-term capital needs including general and administrative expenses and dividend requirements. Factors that could impair our ability to generate cash from operations in the future include the following:

- A decline in the real estate market or economic conditions could occur in the Mid-Atlantic region of the United States, where there is a large concentration of properties that collateralize our loans.

- Due to increasing vacancy in the national commercial property market, some of our borrowers may experience a decline in market rents or in the overall revenue of their properties which collateralize our loans. This may reduce the overall cash flow available to service the total debt on these properties, including payments due on our loans.

- Our borrowers and we may not be able to refinance our existing indebtedness on terms as favorable as the terms of our existing indebtedness, which would result in higher interest expense.

- Although we believe that the properties that collateralize our loans are adequately insured, we are subject to the risk that the insurance may not cover all of the costs to restore a property, which is damaged by a fire or other catastrophic event.

We historically have financed our long-term capital needs through a combination of the following:

- principally, from proceeds of offerings of our common shares;

- cash from operations;

- borrowings from our secured lines of credit;

- proceeds from repayments of loans;

- refinancing of loans and property interests; and

- sales of loans.

We expect to continue to use these sources to meet our long-term capital needs. We may also seek to develop other sources of capital, including, without limitation, long-term borrowings, offerings of our preferred shares and issuances of our debt securities. Factors that could negatively impact our ability to finance our long-term capital needs in the future include the following:

- As a REIT, we must distribute 90% of our annual taxable income, which limits the amount of cash we have available for other business purposes, including amount to fund our long-term capital needs.

- Much of our ability to raise capital through issuance of our common shares is dependent upon the value of our common shares. As is the case with any publicly traded securities, certain factors outside of our control could influence the value of these shares.

RESULTS OF OPERATIONS

Our interest income from loans was $8.1 million and $5.5 million for the three months ended June 30, 2002 and 2001, respectively. The $2.6 million increase in interest income was due an additional $5.0 million of interest generated by the origination of 29 loans totaling $153.1 million from the end of the second quarter of 2001 through the end of the second quarter of 2002, partially offset by a $2.4 million reduction of interest due to the repayment of 18 loans totaling $74.5 million during the same period.

Our interest income from loans was $16.3 million and $10.3 million for the six months ended June 30, 2002 and 2001, respectively. The $ 6.0 million increase was due to an additional $9.3 million of interest generated by the origination of 31 loans totaling $159.3 million from the end of the second quarter of 2001 through the end of the second quarter of 2002, partially offset by a $3.6 million reduction of interest due to the repayment of 19 loans totaling $90.6 million during the same period

We received $6.5 million and $13.1 million from rents from our property interests for the three and six months ended June 30, 2002, respectively, compared to $5.6 million and $10.3 million for the three and six months ended June 30, 2001, respectively. The rental income increase from the three and six months ended June 30, 2001 to the corresponding periods in 2002 was due to the acquisition of a residential property in January 2002 and to our origination of two master lease financing transactions in April 2001, the revenues from which we record as rental income.

We earned fee and other income of $3.3 million and $3.7 million for the three and six months ended June 30, 2002, respectively, as compared to $1.5 million and $2.1 million for the three and six months ended June 30, 2001, respectively. Included in fee and other income are financial consulting fees of $3.0 million, in the aggregate, generated by three transactions in the six months ended June 30, 2002, as compared to financial consulting fees of $1.1 million and $1.4 million generated by two and three transactions, respectively, in the three and six months ended June 30, 2001, respectively.

Investment income was $464,000 and $570,000 for the three and six months ended June 30, 2002, respectively, compared to $72,000 and $191,000 for the same periods in 2001. The increase in investment income from the three and six months ended June 30, 2001 to the corresponding periods in 2002 is due to the inclusion, in 2002, of income from two of our investments in real estate, which are accounted for using the equity method. As such, we classified the income generated by these two investments as investment income rather than as rental income.

In the six months ended June 30, 2002, we sold our interest in one loan with a book value of $1.2 million to a partnership whose general partner is the son of our chairman and chief executive officer. The buyer paid $2.2 million and we recognized a gain on the sale of approximately $948,000.

Three of our acquired loans remain subject to forbearance or similar agreements. During the three and six months ended June 30, 2002 and 2001, all payments under the agreements were timely made and all borrowers were otherwise in full compliance with the terms of the agreements. The remaining 40 loans in our portfolio are performing in accordance with their terms as we originally underwrote them and were current as to payments as of June 30, 2002 and 2001.

During the three and six months ended June 30, 2002, we incurred expenses of $7.3 million and $14.1 million, respectively, as compared to $7.6 million and $15.0 million for the three and six months ended June 30, 2001, respectively. The expenses consisted of interest expense, operating expenses relating to our property interests, salaries and related benefits, general and administrative expenses, and depreciation and amortization.

Interest expense was $2.1 million and $4.2 million for the three and six months ended June 30, 2002, respectively, as compared to $2.7 million and $5.9 million for the three and six months ended June 30, 2001, respectively. Interest expense consists of interest payments made on senior indebtedness on properties underlying our wraparound loans and property interests, and interest payments made on our lines of credit. The decrease in interest expense from the three and six months ended June 30, 2001 to the corresponding periods in 2002 resulted from the net repayment of approximately $42.6 million of debt underlying our interests and on our lines of credit with funds made available by our equity offerings. In addition, the interest rate on our $20.0 million line of credit decreased from an average of 8.64% in 2001 to an average of 4.75% in 2002 as general market rates of interest decreased.

Property operating expenses were $3.3 million and $6.1 million for the three and six months ended June 30, 2002, respectively, compared to $3.1 million and $5.4 million for the three and six months ended June 30, 2001, respectively. Depreciation and amortization was $910,000 and $1.8 million for the three and six months ended June 30, 2002, respectively, compared to $811,000 and $1.7 million for the three and six months ended June 30, 2001, respectively. The increases in property operating expenses, depreciation and amortization were due to the increased number of property interests in our portfolio.

Salaries and related benefits were $692,000 and $1.3 million for the three and six months ended June 30, 2002, respectively, as compared to $560,000 and $1.2 million for the three and six months ended June 30, 2001, respectively. General and administrative expenses were $361,000 and $674,000 for the three and six months ended June 30, 2002, respectively, as compared to $409,000 and $733,000 for the three and six months ended June 30, 2001, respectively. The slight decrease in general and administrative expenses from the three and six months ended June 30, 2001 to the corresponding periods in 2002 was due to periodically recurring expenses that were incurred in different periods in 2001 and 2002.

We have a reserve for loan losses of $226,000. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with our policy, we determined that this reserve was adequate as of June 30, 2002. We will continue to analyze the adequacy of this reserve on a quarterly basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our assessment of our sensitivity to market risk since our presentation in the our Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders held on July 16, 2002, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated June 21, 2002, the voting results were as follows:

(a) Each of the following nominees was elected to the Board of Trustees as follows:

                      VOTES FOR             VOTES WITHHELD       VOTES ABSTAINED     UNVOTED
Betsy Z. Cohen        14,502,418             1,377,284                   0              0
S. Peter Albert       15,471,266               408,436                   0              0
Edward S. Brown       15,471,266               408,436                   0              0
Jonathan Z. Cohen     15,419,766               459,936                   0              0
Joel R. Mesznik       15,471,266               408,436                   0              0
Daniel Promislo       15,471,266               408,436                   0              0

(b) An amendment to our Amended and Restated RAIT Investment Trust 1997 Stock Option Plan to increase the maximum number of common shares which may be issued under the Stock Option Plan by 800,000 common shares to a total of 1,600,000 common shares was approved as follows:

                      VOTES FOR             VOTES WITHHELD       VOTES ABSTAINED     UNVOTED
                      14,786,373               986,195                107,131         4,000

(c) The ratification of the selection of Grant Thornton LLP as our independent public accountants for the fiscal year ending January 31, 2002 was approved as follows:

                      VOTES FOR             VOTES WITHHELD       VOTES ABSTAINED     UNVOTED
                      15,672,350               160,986                 46,366         1,000

ITEM 5.  OTHER INFORMATION.

On July 16, 2002, our Board of Trustees voted to expand the number of Trustees comprising the Board of Trustees from six to seven Trustees and elected Arthur Makadon to serve as the seventh Trustee.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

The Exhibits furnished as part of this Quarterly Report on Form 10-Q are identified in the Exhibit Index immediately following the signature page of this Report. Such Exhibit Index is incorporated herein by reference.



(b) Reports on Form 8-K

We filed two reports on Form 8-K during the quarter ending June 30, 2002.


The first report on Form 8-K was dated April 23, 2002 and was filed as of April 25, 2002. Pursuant to Item 5- Other Events, we disclosed that we had issued a press release regarding our earnings for the first quarter of fiscal 2002.

The second report on Form 8-K was dated April 25, 2002 and was filed as of May 2, 2002. Pursuant to Item 5- Other Events, we disclosed that we had filed a prospectus supplement and disclosed a related underwriting agreement that we had entered into and related legal opinions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2002                         /s/ Ellen J. DiStefano
-----------------------                     -----------------------
DATE                                     Ellen J. DiStefano
                                         Chief Financial Officer
                                         (On behalf of the registrant and
                                         as its principal financial officer)

                                  Exhibit Index

         Exhibit
         Number                                                   Description
         -------                                                  ----------
         3.i.1(1)                                    Amended and Restated Declaration of Trust.
         3.i.2(2)                                    Articles of Amendment of Amended and Restated
                                                           Declaration of Trust.
         3.i.3(3)                                    Articles of Amendment of Amended and Restated
                                                           Declaration of Trust.
         3.i.4(4)                                    Certificate of Correction to the Amended and
                                                           Restated Declaration of Trust
         3.ii.1(1)                                   Bylaws, as amended.

         99.1                                        Certification pursuant to 18 U.S.C. Section
                                                           1350, as adopted pursuant to Section
                                                           906 of the Sarbanes-Oxley Act of
                                                           2002 (Chief Executive Officer)

         99.2                                        Certification pursuant to 18 U.S.C. Section 1350,
                                                           as adopted pursuant to Section 906 of the
                                                           Sarbanes-Oxley Act of 2002 (Chief Financial
                                                           Officer)


(1) Incorporated herein by reference to RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-35077), as amended.

(2) Incorporated herein by reference RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-53067), as amended.

(3) Incorporated herein by reference to RAIT Investment Trust's Regulation Statement on Form S-2 (File No. 333-55518), as amended.

(4) Incorporated herein by reference to RAIT Investment Trust's Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).