Form 10-Q
period 2002-09-30
RAIT INVESTMENT TRUST
filed 2002-11-15
CIK 1045425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] Quarterly Report Pursuant To Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2002

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the transition period from ___________________ to ____________________

                         Commission file number 1-14760

                              RAIT INVESTMENT TRUST
                             ______________________

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


________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]  No  [   ]

As of November 12, 2002, 18,735,147 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                            Index to Quarterly Report
                                  on Form 10-Q

                          PART I. FINANCIAL INFORMATION

                                                                                                  PAGE
                                                                                                  ----
ITEM 1.   FINANCIAL STATEMENTS                                                                      1

Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001                 1

Consolidated Statements of Income (unaudited) for the three and nine months ended
     September 20, 2002 and 2001                                                                    2

Consolidated Statements of Cash Flows (unaudited) for the nine months ended
     September 30, 2002 and 2001                                                                    3

Notes to Consolidated Financial Statements - September 30, 2002 (unaudited)                         4

Report of Independent Certified Public Accountants                                                 11

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICIAL CONDITION
     AND RESULTS OF OPERATIONS                                                                     12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                               16

ITEM 4.   CONTROLS AND PROCEDURES                                                                  16

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                         17

SIGNATURES                                                                                         18

CERTIFICATIONS                                                                                     19

EXHIBIT INDEX                                                                                      21

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                                    September 30, 2002      December 31, 2001
                                                                      -------------           -------------
                                                                       (unaudited)
ASSETS
         Cash and cash equivalents                                    $  22,755,791           $  18,064,909
         Restricted cash                                                  7,533,564               4,569,708
         Tenant escrows                                                     418,192                 289,435
         Accrued interest receivable                                      6,815,955               4,412,829
         Investments in real estate loans, net                          266,167,865             197,255,782
         Investments in real estate, net                                132,694,217             104,889,208
         Furniture, fixtures and equipment, net                             609,306                 326,335
         Prepaid expenses and other assets                                6,969,981               3,907,157
         Goodwill, net                                                      887,143                 887,143
                                                                      -------------           -------------
                              Total assets                            $ 444,852,014           $ 334,602,506
                                                                      =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
         Accounts payable and accrued liabilities                     $     484,405           $   1,437,054
         Accrued interest payable                                           704,829                 584,045
         Tenant security deposits                                           664,261                 812,317
         Borrowers' escrows                                               7,091,625               5,812,737
         Dividends payable                                               10,908,366                      --
         Deferred income                                                    709,394               1,436,201
         Senior indebtedness secured by real estate
            underlying the Company's loans                               43,502,603              36,843,180
         Long-term debt secured by real estate owned                     76,912,484              72,091,483
         Secured lines of credit                                         35,000,000               2,000,000
                                                                      -------------           -------------
                  Total liabilities                                     175,977,967             121,017,017

Minority interest                                                         2,391,374               2,560,525

Shareholders' equity:
         Preferred Shares, $.01 par value; 25,000,000
            authorized shares                                                    --                      --
         Common Shares, $.01 par value; 200,000,000
            authorized shares; issued and outstanding
            18,180,611 shares and 14,947,197 shares
            respectively                                                    181,806                 149,472
         Additional paid-in-capital                                     262,357,828             206,344,662
         Loans for stock options exercised                               (1,068,972)                     --
         Retained earnings                                                5,012,011               4,530,830
                                                                      -------------           -------------
                  Total shareholders' equity                            266,482,673             211,024,964
                                                                      -------------           -------------

                  Total liabilities and shareholders' equity          $ 444,852,014           $ 334,602,506
                                                                      =============           =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                          For the three months                     For the nine months
                                                           ended September 30,                     ended September 30,
                                                   --------------------------------          --------------------------------
                                                       2002                2001                 2002                 2001
                                                   -----------          -----------          -----------          -----------
REVENUES
Interest income                                    $ 8,369,948          $ 5,877,477          $24,257,745          $16,180,248
Rental income                                        6,175,076            5,701,081           19,305,057           16,049,715
Fee income and other                                   910,754            2,588,282            4,610,134            4,745,642
Investment income                                      681,589              139,217            1,208,227              276,410
Gain on sale of loan                                        --                   --              947,974                   --
Income from loan satisfaction                        3,181,670                   --            3,181,670                   --
                                                   -----------          -----------          -----------          -----------
         Total revenues                             19,319,037           14,306,057           53,510,807           37,252,015

COSTS AND EXPENSES
Interest                                             2,570,182            2,592,566            6,787,724            8,485,720
Property operating expenses                          3,291,188            3,439,836            9,426,034            8,888,646
Salaries and related benefits                          751,568              521,125            1,654,652            1,753,418
General and administrative                             492,645              330,195            1,167,795            1,062,858
Depreciation and amortization                          908,461              799,322            2,673,264            2,450,640
                                                   -----------          -----------          -----------          -----------
Total costs and expenses                             8,014,044            7,683,044           21,709,469           22,641,282
                                                   -----------          -----------          -----------          -----------
Net Income before minority interest
     and extraordinary gain                         11,304,993            6,623,013           31,801,338           14,610,733
Minority interest                                      128,553               26,831               18,599               50,262
Extraordinary gain -- consolidated
     extinguishment of indebtedness
     underlying investment in real estate                   --                   --                   --            4,633,454
                                                   -----------          -----------          -----------          -----------
Net income                                         $11,433,546          $ 6,649,844          $31,819,937          $19,294,449
                                                   ===========          ===========          ===========          ===========
Net income before minority interest and
     extraordinary gain                            $       .62          $       .56          $      1.86          $      1.60
Minority interest                                          .01                  .01                   --                   --
Extraordinary gain                                          --                   --                   --                  .51
                                                   -----------          -----------          -----------          -----------
Net income per common share-basic                  $       .63          $       .57          $      1.86          $      2.11
                                                   ===========          ===========          ===========          ===========
Weighted average common shares
     outstanding-basic                              18,149,478           11,750,828           17.126,868            9,155,629
                                                   ===========          ===========          ===========          ===========
Net income minority interest and
     extraordinary gain                            $       .62          $       .56          $      1.85          $      1.58
Minority interest                                          .01                   --                   --                  .01
Extraordinary gain                                          --                   --                   --                  .50
                                                   -----------          -----------          -----------          -----------
Net income per common share-diluted                $       .63          $       .56          $      1.85          $      2.09
                                                   ===========          ===========          ===========          ===========
Weighted average common shares
     outstanding- diluted                           18,265,344           11,868,432           17.230,431            9,226,517
                                                   ===========          ===========          ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               For the nine months ended September 30,
                                                                               -------------------------------------
                                                                                    2002                   2001
                                                                               -------------           -------------
Cash flows from operating activities
    Net Income                                                                 $  31,819,937           $  19,294,449
    Adjustments to reconcile net income to net cash provided by operating activities:
      Minority interest                                                              (18,599)                (50,262)
      Non cash income from loan satisfaction                                        (999,110)                     --
     Gain on extinguishment of debt                                                       --              (4,633,454)
      Depreciation and amortization                                                2,673,264               2,450,640
      Accretion of loan discount                                                    (201,463)                     --
      Increase in security deposit escrows                                          (128,757)                (44,599)
      Increase in accrued interest receivable                                     (2,403,126)             (1,004,511)
      Increase in prepaid expenses and other assets                               (2,140,549)             (1,968,549)
      (Decrease) increase in accounts payable and accrued liabilities               (648,903)                685,223
      Increase (decrease) in accrued interest payable                                120,784                (550,036)
      (Decrease) increase in tenant security deposits                               (148,056)                292,457
      (Decrease) increase in deferred income                                        (726,807)                459,292
      Decrease in borrowers' escrows                                              (1,684,968)               (521,964)
                                                                               -------------           -------------
         Net cash provided by operating activities                                25,513,647              14,408,686
                                                                               -------------           -------------

Cash flows from investing activities
      Purchase of furniture, fixtures and equipment                                 (630,585)               (317,549)
      Real estate loans purchased                                                 (1,807,783)                     --
      Real estate loans originated                                              (137,480,556)            (98,181,757)
      Principal repayments of loans                                               61,389,834              54,333,947
      Real estate purchases and improvements                                     (22,592,382)             (1,017,722)
      Proceeds from sale of loan                                                   1,237,167                      --
      Utilization of reserves held by mortgagee to pay taxes                        (195,654)                (93,698)
                                                                               -------------           -------------
          Net cash used in investing activities                                 (100,079,959)            (45,276,779)
                                                                               -------------           -------------

Cash flows from financing activities
     Advances (repayments) on secured lines of credit                             33,000,000             (20,000,000)
      Issuance of common shares, net                                              54,976,528              81,747,305
      Payment of dividends                                                       (20,429,704)             (8,237,289)
      Principal repayments on senior indebtedness                                 (6,905,971)            (10,457,020)
      Principal repayments on long-term debt                                        (583,659)               (577,830)
      Proceeds of senior indebtedness underlying Company's loans                  19,200,000               6,800,000
      Proceeds of long-term debt secured by real estate owned                             --               2,275,000
      Extinguishment of debt                                                              --             (20,248,435)
                                                                               -------------           -------------
         Net cash provided by financing activities                                79,257,194              31,301,731
                                                                               -------------           -------------

Net change in cash and cash equivalents                                            4,690,882                 433,638
                                                                               -------------           -------------

Cash and cash equivalents, beginning of period                                 $  18,064,909           $   7,407,988
                                                                               -------------           -------------

Cash and cash equivalents, end of period                                       $  22,755,791           $   7,841,626
                                                                               =============           =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

   NOTE 1 - BASIS OF PRESENTATION

   In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001 and the cash flows for the nine months ended September 30, 2002 and 2001. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operation for the interim periods presented. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

   NOTE 2 - CONSOLIDATED STATEMENT OF CASH FLOWS

   Long-term debt assumed in conjunction with the Company's acquisition of interests in real estate was $5.4 million for the nine months ended September 30, 2002.

   NOTE 3 - RESTRICTED CASH AND BORROWERS' ESCROWS

   Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans.

   NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS

   The Company's portfolio of real estate loans consisted of the following at September 30, 2002:

Long-term first mortgages and senior loan participations $     594,772
Mezzanine (including wraparound) loans                     128,607,755
Short-term bridge loans                                    137,119,500
Loan costs                                                      71,995
Less: Provision for loan losses                               (226,157)
                                                           -----------
Investments in real estate loans                           266,167,865
Less: Senior indebtedness secured by real estate
        underlying the Company's loans                     (43,502,603)
                                                           -----------
Net investments in real estate loans                     $ 222,665,262
                                                           ===========

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


      The following is a summary description of the Company's portfolio of real estate loans at September 30, 2002:

                                                                       AVERAGE
                                                           NUMBER OF   LOAN-TO                      RANGE OF
                  TYPE OF LOAN                               LOANS     VALUE     YIELD RANGE      MATURITIES
                  ------------                               -----     -----     -----------      ----------
Long-term first mortgages and senior loan participations        1        99%          12%           7/31/03
Mezzanine (including wraparound) loans                         29        88%     11.7%-21.4%(1)   10/1/03-5/1/21
Short term bridge loans                                        19        80%     8.0%-23.4%(1)    11/23/02-7/26/05

(1)  Includes points charged.

   Approximately $146.2 million of the loans are secured by multi-family residential properties and $120.1 million of the loans are secured by commercial properties.

   As of September 30, 2002, senior indebtedness secured by real estate underlying the Company's loans consisted of the following:

Loan payable, secured by real estate, monthly installments of $28,090,
including interest at 6.82%, remaining principal due November 1, 2008             $   4,108,110

Loan payable, secured by real estate, monthly installments of $72,005,
including interest at 7.55%, remaining principal due December 1 2008                  9,464,066

Loan payable, secured by real estate, monthly installments of principal and interest based on an amortization schedule of 25 years, including interest at
LIBOR (London interbank offered rate) plus 135 basis points (3.17% at September
30, 2002), remaining principal due September 15, 2007; the interest rate is subject to an interest rate swap agreement entered into by the borrower, which
provides for a fixed rate of 8.68%                                                   10,730,427

Senior loan participation, secured by Company's interest in short-term bridge loan of $8,160,000, interest only at LIBOR plus 275 basis points (4.57% at
September 30, 2002) due monthly, principal balance due March 5, 2004                  2,950,000

Senior loan participation, secured by Company's interest in short-term bridge loan of $32,000,000, interest only at LIBOR plus 275 basis points (4.57% at
September 30, 2002) due monthly, principal balance due December 27, 2002; the interest rate is subject to an interest rate swap agreement entered into by the
Company, which provides for a fixed rate of 4.89%                                    16,250,000
                                                                                     ----------
                                                                                  $  43,502,603
                                                                                     ==========

                             RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                  (Unaudited)


   As of September 30, 2002 the senior indebtedness secured by real estate underlying the Company's loans maturing in the remainder of 2002, over the next four years, and the aggregate indebtedness maturing thereafter is as follows:

                    2002                     $16,339,037
                    2003                         374,218
                    2004                       3,354,915
                    2005                         438,152
                    2006                         474,139
                    Thereafter                22,522,142
                                             -----------
                                             $43,502,603
                                             ===========

   In the three months ended September 30, 2002, the Company generated $3.2 million in income from loan satisfaction. This related to the repayment of two loans (total net book value of $2.3 million) with cash of $2.5 million and preferred interests in the entities which own the real estate underlying the loans. The Company recorded the two property interests at their current fair value based upon discounted cash flows.

   NOTE 5 - INVESTMENTS IN REAL ESTATE

   Investments in real estate are comprised of the following at September 30, 2002:

      Land                                                     $    613,519
      Commercial properties (1)                                  83,272,666
      Residential properties (2)                                 59,710,479
                                                                -----------
           Subtotal                                             143,596,664
      Less: Accumulated depreciation                            (10,902,447)
                                                                -----------
      Investment in real estate, net                           $132,694,217
                                                                ===========

   (1) Includes a $10.0 million investment in a limited liability company that owns an office building and a $1.6 million investment in a limited partnership that owns an office building. Also includes escrow balances totaling $1.5 million at September 30, 2002, which represent escrows for real estate taxes, insurance premiums, repair and replacement, tenant improvements and leasing commissions reserves.

   (2) Includes $8.0 million invested in two limited liability companies that each own apartment buildings and a $1.6 million investment in an entity which is the beneficiary of a trust that owns an apartment building. Also includes escrow balances totaling $1.1 million at September 30, 2002, which represent escrows for real estate taxes, insurance premiums and repair and replacement.

                             RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                  (Unaudited)


         At September 30, 2002, long-term debt secured by the Company's real estate investments consisted of the following:

Loan payable, secured by real estate, monthly installments of $8,008, including
interest at 7.33%, remaining principal due August 1, 2008                            $ 1,032,222

Loan payable, secured by real estate, monthly installments of $288,314,
including interest at 6.85%, remaining principal due August 1, 2008                   42,114,250


Loan payable, secured by real estate, monthly installments of $107,255,
including interest at 7.73%, remaining principal due December 1, 2009(1)              14,610,544


Loan payable, secured by real estate, monthly installments of $15,396, including
interest at 7.17%, remaining principal due March 1, 2012(1)                            2,240,841


Loan payable, secured by real estate, monthly installments of $37,697, including
interest at 7.27%, remaining principal due January 1, 2010                             5,364,183


Loan payable, secured by real estate, monthly payments of $87,960, including
interest at 8.367%, remaining principal due March 11, 2028(2)                         11,550,444
                                                                                      ----------
                                                                                     $76,912,484
                                                                                      ==========

(1) These loans related to a single investment in real estate.

(2) As an inducement to pay interest at 8.36% from April 11, 1998 onward, rather than at 7.89%, the Company received a buy-up premium of $418,482 (balance of $359,594 at September 30, 2002) which is amortized over the term of the underlying debt.

As of September 30, 2002, the amount of long-term debt secured by the Company's real estate investments maturing in the remainder of 2002, over the next four years, and the aggregate indebtedness maturing thereafter, is as follows:

            2002.................                  $   233,548
            2003.................                      966,320
            2004.................                    1,038,373
            2005.................                    1,115,904
            2006.................                    1,199,317
            Thereafter..........                    72,359,022
                                                    ----------
                                                   $76,912,484
                                                    ==========

                             RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                  (Unaudited)


NOTE 6 - LINES OF CREDIT

In March 2002, the Company obtained a $5 million line of credit secured by a pledge of a $7.5 million first priority mortgage loan in its portfolio. The line of credit bears interest at either 30-day LIBOR plus 2.5% or the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election, with a floor of 5.5%. The line terminates in September 2003. As of September 30, 2002, there was $5.0 million outstanding under this line of credit. In April 1999, the Company obtained a $20.0 million line of credit (the "1999 Line"). The 1999 Line bears interest at The Wall Street Journal prime rate described above. Each draw on the 1999 Line must be secured by a pledge of a loan or loans in the Company's portfolio. At September 30, 2002, there was $20.0 million outstanding under the 1999 Line. In September 2002, the Company borrowed $10.0 million evidenced by a note with a maturity date of October 1, 2002 bearing interest at The Wall Street Journal prime rate described above. This $10.0 million loan remained outstanding at September 30, 2002. On October 1, 2002, the Company entered into a $20.0 million line of credit and repaid the $10.0 million loan with the proceeds of a drawdown under the $20.0 million line of credit (See Note 11 - Subsequent Events).

NOTE 7 - RELATED PARTY TRANSACTIONS

Resource America, Inc. ("RAI") was the sponsor of the Company and holds approximately 7.7% of the Company's outstanding common shares based on the most recent information available to the Company from RAI. The Chairman and Chief Executive Officer of the Company, Betsy Z. Cohen, is (i) the spouse of Edward E. Cohen, the Chairman, Chief Executive Officer and President of RAI, (ii) the parent of D. Gideon Cohen, who was, until October 2002, a director of RAI and
(iii) the parent of Jonathan Z. Cohen, the Chief Operating Officer and a director of RAI. Jonathan Cohen is also a Trustee and the Secretary of the Company. The President and Chief Operating Officer of the Company, Scott F. Schaeffer, was, until October 2002, a director of RAI.

Brandywine Construction & Management, Inc. ("Brandywine"), an affiliate of RAI, provided real estate management services to two properties owned by the Company and 13 properties underlying the Company's loans at September 30, 2002. Management fees in the amount of $283,000 and $814,000 were paid to Brandywine for the three and nine months ended September 30, 2002, respectively, relating to the properties owned by the Company.

Betsy Z. Cohen is the Chief Executive Officer and a director of The Bancorp, Inc. ("Bancorp"). D. Gideon Cohen is the Chairman of the Board of Bancorp. The Company places a portion of its temporary excess cash and restricted cash in short-term money market instruments with Bancorp's bank subsidiary. As of September 30, 2002, the Company had $5.5 million on deposit, of which approximately $5.4 million is over the Federal Deposit Insurance Corporation insurance limit.

In February and April 2002, the Company granted to its employees, executive officers and trustees options to purchase 61,100 common shares, in the aggregate, under the Amended and Restated RAIT Investment Trust 1997 Stock Option Plan. These options, which were exercised in March through May 2002, had exercise prices of $16.92 and $19.85, respectively, per common share. The common shares issued pursuant to all of these exercises are restricted as to their transferability. These restrictions lapse as to 25% of the common shares annually on the anniversary date of the grants for each of the next four years. At the time of exercise, the Company provided loans to each person in the amount necessary to exercise such options. The loans are evidenced by promissory notes. The principal amount of these promissory notes bears interest at a rate of 6% per annum and was equal to $1.1 million, in the aggregate, at September 30, 2002. Interest on the outstanding principal amount is payable quarterly and 25% of the original principal amount of each promissory note is payable on each of the first four anniversaries of the date of the promissory note. The notes must be fully paid on the fourth anniversary of their issuance date. The common shares that were acquired pursuant to the option exercise secure each note and the maker of such note is personally liable for 25% of the outstanding balance due. Any payments of principal are deemed to first reduce the amount of the maker's personal liability and the Company agrees to accept as full satisfaction of amounts due under the promissory note for which the maker is not personally liable the return of all common shares purchased by maker with the proceeds of the promissory note.

In March 2002, the Company provided, as part of a single transaction, three mortgage loans aggregating $18.6 million to finance the acquisition of three commercial properties in Philadelphia, Pennsylvania. Each loan was made

                             RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                  (Unaudited)


to a separate borrower to finance the purchase of a separate property. All three borrowers were limited partnerships in which Resource Properties, Inc., a wholly owned subsidiary of RAI, was the general partner. At September 30, 2002, $1.0 million remained outstanding under these loans. These loans have been repaid in full as of October 7, 2002.

In March 2002, the Company sold its interest in one loan with a book value of $1.2 million for a price of $2.2 million to a partnership whose general partner is D. Gideon Cohen. The Company recognized a gain on sale of approximately $948,000.

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

In March 2002, the Company issued 1.2 million common shares in a public offering at an offering price of $18.05 per share. After offering costs, including underwriters' commissions, of approximately $1.1 million, the Company received approximately $20.6 million of net proceeds. On March 18, 2002 the Company issued an additional 180,000 common shares pursuant to the underwriter's exercise of its over-allotment option. The exercise price was $18.05 per share, resulting in receipt by the Company total net proceeds, after discounts and commissions, of $3.1 million.

On March 15, 2002 the Board of Trustees of the Company declared a cash dividend of $0.58 per common share payable on April 16, 2002 to shareholders of record on April 3, 2002.

In May 2002, the Company issued 1.0 million common shares in a public offering at an offering price of $20.50 per share. After offering costs, including underwriters' commissions, of approximately $1.0 million, the Company received approximately $19.5 million of net proceeds. On May 8, 2002 the Company issued an additional 150,000 common shares pursuant to the underwriter's exercise of its over-allotment option. The exercise price was $20.50 per share, resulting in receipt by the Company total net proceeds, after discounts and commissions, of $2.8 million.

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

On September 3, 2002, the Board of Trustees of the Company declared a cash dividend of $0.60 per common share payable on October 15, 2002 to shareholders of record on September 13, 2002.

NOTE 10- GOODWILL

Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Intangible Assets ("SFAS No. 142") were issued in June 2001. These statements resulted in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes

                             RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                  (Unaudited)


requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. Therefore, acquired goodwill is no longer amortized. Amortization of goodwill for the three and nine months ended September 30, 2001 was $16,000 and $76,000, respectively, which did not have a material effect on earnings per share. As of September 30, 2002, the Company has completed the transitional testing of its intangible assets, including goodwill. The Company did not identify any impairment of its outstanding goodwill.

NOTE 11 - SUBSEQUENT EVENTS

In October 2002, the Company obtained a $20.0 million line of credit. Each draw on the line of credit must be secured by a pledge of a loan or loans in the Company's portfolio. As of November 1, 2002, approximately $10.0 million had been outstanding under this line of credit and was secured by two of the Company's investments in real estate loans. The line of credit currently bears interest at either 30-day LIBOR plus 2.5% or the prime rate as published in the "Money Rates" section of The Wall Street Journal, at our election. The minimum interest rate is 4.75%. Absent any renewal, the line of credit will terminate in October 2003 and any principal then outstanding must be paid by October 2004.

In November 2002, the Company issued 550,000 common shares in a public offering at a offering price of $20.70 per share. After offering costs, including underwriters' commissions, of approximately $561,500, the Company received approximately $10.8 million of net proceeds.

               Report Of Independent Certified Public Accountants

Board of Trustees and Shareholders
RAIT Investment Trust

We have reviewed the accompanying consolidated balance sheet, consolidated statements of income and consolidated statements of cash flows of RAIT Investment Trust and subsidiaries as of September 30, 2002, and for the three-month and nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated January 23, 2002 (except for note 16(a), as to which the date is March 13, 2002 and note 16(b), as to which the date is March 18, 2002), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Grant Thornton LLP


Philadelphia, Pennsylvania
November 14, 2002

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

OVERVIEW

We began investment operations in January 1998. Our principal business objective is to generate income for distribution to our shareholders from a combination of interest, rents and distributions in respect to rents where we own an equity interest in a real property, and proceeds from the sale of portfolio investments. Through September 30, 2002, we completed seven public offerings of our common shares: two during 1998, three in 2001, one in the first quarter of 2002 and one in the second quarter of 2002. In November 2002 we completed an eighth public offering of our common shares. We have used the proceeds of these offerings, combined with the repayment and refinancing of our loans and property interests and borrowings, including draws on our lines of credit, to build our investment portfolio.

LIQUIDITY AND CAPITAL RESOURCES

The principal sources of our capital from our commencement through September 30, 2002 were the seven public offerings of our common shares. After offering costs and underwriting discounts and commissions, we obtained net offering proceeds of $258.8 million. In November 2002, we completed our eighth public offering of our common shares which resulted in net offering proceeds to us of approximately $10.8 million after offering costs and underwriting discounts and commissions.

We also maintain liquidity through our lines of credit and loans. Through September 30, 2002, we had obtained a $5.0 million line of credit, a $20.0 million line of credit and borrowed $10.0 million on a short term basis. We obtained the $5 million line of credit during the quarter ended March 31, 2002. The $5.0 million line of credit bears interest at 30-day LIBOR plus 2.5%, with a floor of 5.5%. We obtained the $20.0 million line of credit in April 1999 (the "1999 line") which bears interest at the prime rate as published in the "Money Rates" section of The Wall Street Journal. The 1999 line has a current term running through April 2004 with annual one-year extension options and an 11-month non-renewal notice requirement. Each draw on the 1999 line is secured by a pledge of a loan or loans in our portfolio. In September 2002, we borrowed $10.0 million evidenced by a note with a maturity date of October 1, 2002 bearing interest at The Wall Street Journal prime rate described above. At September 30, 2002, both of these lines of credit were fully drawn and the $10.0 million loan was outstanding. On October 1, 2002, we repaid the $10.0 million loan from the $20.0 million line of credit discussed in the next paragraph.

In October 2002, we obtained a $20.0 million line of credit. Each draw on the line of credit must be secured by a pledge of a loan or loans in our portfolio. As of November 1, 2002, approximately $10.0 million had been outstanding under this line of credit and was secured by two of our investments in real estate loans. The line of credit currently bears interest at either 30-day LIBOR plus 2.5% or The Wall Street Journal prime rate described above, at our election. The minimum interest rate is 4.75%. Absent any renewal, the line of credit will terminate in October 2003 and any principal then outstanding under the line of credit must be paid by October 2004.

Another source of capital resources for us are principal payments on, refinancings of, and sales of loans in our portfolio as well as refinancings of our property interests. These resources aggregated $31.5 million and $83.0 million for the three and nine months ended September 30, 2002 and $30.9 million and $63.4 million for the three and nine months ended September 30, 2001.

We also receive funds from interest payments on our loans and operating income from our property interests. However, as required by the Internal Revenue Code, we use these funds, to the extent of not less than 90% of our taxable income, to pay distributions to our shareholders. For the quarters ended September 30, 2002 and 2001, we declared dividends of $10.9 million (paid October 15, 2002) and $6.5 million (paid October 12, 2001), respectively and for the nine months ended September 30, 2002, and 2001, we declared dividends of $31.3 million and $14.7 million, respectively.

We use our capital resources principally for originating and purchasing loans and acquiring property interests. During the three months ended September 30, 2002, we originated or purchased 11 loans in the amount of $60.5 million and during the nine months ended September 30, 2002, we originated or purchased 25 loans in the amount of $139.3 million. In the corresponding periods of our prior fiscal year, we originated or purchased seven loans in the amount of $42.3 million during the three months ended September 30, 2001 and 16 loans in the amount of $98.2 million during the nine months ended September 30, 2001. During the three months ended September 30, 2002, we did not acquire any property interests and, during the nine months ended September 30, 2002, we acquired three property interests in the amount of $22.6 million and also assumed a $5.4 million mortgage loan payable. We did not acquire any property interests during the three and nine months ended September 30, 2001. However, during the nine months ended September 30, 2001 we also used our capital resources to fully repay the $20.0 million outstanding on our 1999 line, to repay $11.0 million of debt underlying our loans and property interests and we extinguished debt in the amount of $20.2 million.

Our receipt and investment of approximately $55.0 million in net proceeds from our public offerings in the nine months ended September 30, 2002 have resulted in substantial increases in our net investments in real estate loans and net investments in real estate in the period from December 31, 2001 to September 30, 2002. Our receipt of these net proceeds was also primarily responsible for the substantial increase in our additional paid-in-capital in this period.

Our total liabilities increased from $121.0 million at December 31, 2001 to $176.0 million at September 30, 2002. This is due primarily to draws on our lines of credit and short term borrowings, a dividend payable relating to the dividend we paid in October 2002 and increases in the amount of long-term debt secured by real estate we own and in the amount of senior indebtedness secured by real estate underlying our loans.

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

At September 30, 2002, after excluding funds needed to pay our dividend on October 15, 2002, we had $11.9 million available for investment. Since September 30, 2002, we have used these funds along with approximately $39.0 million of funds received from loan repayments and refinancings to fund $28.1 million of investments. On November 6, 2002, we received approximately $10.8 million of proceeds, net of the underwriting discounts and offering expenses, from our public offering. We expect that these funds, together with our cash on hand of approximately $18.8 million on November 6, 2002 and $14.0 million of availability on our credit facilities, will provide us with the necessary amounts to fund our currently anticipated investments. We expect to continue to use cash provided by operations to meet our short-term capital needs including general and administrative expenses and dividend requirements. Factors that could impair our ability to generate cash from operations in the future include the following:

- A decline in the real estate market or economic conditions could occur in the Mid-Atlantic region of the United States and Florida, where there is a large concentration of properties that collateralize our loans.

- An increase in the vacancy rates in the national commercial property market may result in some of our borrowers experiencing a decline in market rents or in the overall revenue of their properties which collateralize our loans. This may reduce the overall cash flow available to service the total debt on these properties, including payments due on our loans.

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

RESULTS OF OPERATIONS

Our interest income from loans was $8.4 million and $5.9 million for the three months ended September 30, 2002 and 2001, respectively. The $2.5 million increase in interest income was due an additional $5.2 million of interest generated by the origination of 39 loans totaling $230.4 million from the beginning of the third quarter of 2001 through the end of the third quarter of 2002, partially offset by a $2.8 million reduction of interest due to the repayment of 22 loans totaling $81.9 million during the same period.

Our interest income from loans was $24.3 million and $16.2 million for the nine months ended September 30, 2002 and 2001, respectively. The $8.1 million increase was due to an additional $14.0 million of interest generated by the origination of 42 loans totaling $237.8 million from the beginning of the third quarter of 2001 through the end of the third quarter of 2002, partially offset by a $6.3 million reduction of interest due to the repayment of 24 loans totaling $141.5 million during the same period

We received $6.2 million and $19.3 million from rents from our property interests for the three and nine months ended September 30, 2002, respectively, compared to $5.7 million and $16.0 million for the three and nine months ended September 30, 2001, respectively. The rental income increase from the three and nine months ended September 30, 2001 to the corresponding periods in 2002 was due to the acquisition of a residential property in January 2002 and to our origination of two master lease financing transactions in April 2001, the revenues from which we record as rental income.

We earned fee and other income of $911,000 and $4.6 million for the three and nine months ended September 30, 2002, respectively, as compared to $2.6 million and $4.7 million for the three and nine months ended September 30, 2001, respectively. Included in fee and other income are financial consulting fees of $3.4 million, in the aggregate, generated by four transactions in the nine months ended September 30, 2002, as compared to financial consulting fees of $2.4 million generated by four transactions and a $1.0 million exit fee generated by one transaction in the nine months ended September 30, 2001.

Investment income was $682,000 and $1.2 million for the three and nine months ended September 30, 2002, respectively, compared to $139,000 and $276,000 for the same periods in 2001. The increase in investment income from the three and nine months ended September 30, 2001 to the corresponding periods in 2002 is due to the inclusion, in 2002, of income from two of our investments in real estate which are structured as preferred equity interests. As such, we classified the income generated by these two investments as investment income rather than as rental income.

In the nine months ended September 30, 2002, we sold our interest in one loan with a book value of $1.2 million to a partnership whose general partner is the son of our chairman and chief executive officer. The buyer paid $2.2 million and we recognized a gain on the sale of approximately $948,000.

In the three months ended September 30, 2002, we generated $3.2 million in income from loan satisfaction. This related to the repayment of two loans (total net book value of $2.3 million) with cash of $2.5 million and preferred interests in the entities which own the real estate underlying the loans.
We recorded the two property interests at their current fair value based upon discounted cash flows.

During the three and nine months ended September 30, 2002, we incurred expenses of $8.0 million and $21.7 million, respectively, as compared to $7.7 million and $22.6 million for the three and nine months ended September 30, 2001, respectively. The expenses consisted of interest expense, operating expenses relating to our property interests, salaries and related benefits, general and administrative expenses, and depreciation and amortization.

Interest expense was $2.6 million and $6.8 million for the three and nine months ended September 30, 2002, respectively, as compared to $2.6 million and $8.5 million for the three and nine months ended September 30, 2001, respectively. Interest expense consists of interest payments made on senior indebtedness on properties underlying our wraparound loans and property interests, and interest payments made on our lines of credit. The decrease in interest expense from the nine months ended September 30, 2001 to the corresponding periods in 2002 resulted from a decrease in the interest rate on our 1999 line from an average of 7.52% in the nine months ended September 30, 2001 to an average of 4.75% in the nine months ended September 30, 2002 as general market rates of interest decreased.

Property operating expenses were $3.3 million and $9.4 million for the three and nine months ended September 30, 2002, respectively, compared to $3.4 million and $8.9 million for the three and nine months ended September 30, 2001, respectively. Depreciation and amortization was $908,000 and $2.7 million for the three and nine months ended September 30, 2002, respectively, compared to $799,000 and $2.5 million for the three and nine months ended September 30, 2001, respectively. The increases in property operating expenses, depreciation and amortization from the nine months ended September 30, 2001 and the increases in depreciation and amortization from the three months ended
September 30, 2001 to the corresponding periods in 2002 were due to the increased number of property interests in our portfolio.

Salaries and related benefits were $752,000 and $1.7 million for the three and nine months ended September 30, 2002, respectively, as compared to $521,000 and $1.8 million for the three and nine months ended September 30, 2001, respectively. General and administrative expenses were $493,000 and $1.2 million for the three and nine months ended September 30, 2002, respectively, as compared to $330,000 and $1.1 million for the three and nine months ended September 30, 2001, respectively. The slight decrease in general and administrative expenses from the three and nine months ended September 30, 2001 to the corresponding periods in 2002 was due to periodically recurring expenses that were incurred in different periods in 2001 and 2002.

We have a reserve for loan losses of $226,000. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with our policy, we determined that this reserve was adequate as of September 30, 2002. We will continue to analyze the adequacy of this reserve on a quarterly basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our assessment of our sensitivity to market risk since our presentation in the our Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. Within the 90 days prior to the date of this report, we carried out an evaluation under the supervision of the chief executive officer and chief financial officer and with the participation of our disclosure committee appointed by such officers of the effectiveness of our disclosure controls and procedures. As a result of that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Subsequent to the date of this evaluation, the audit committee of our board of trustees further strengthened our risk management program by engaging an independent third party to perform independent internal audit and risk management procedures. There have been no other significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information provided in answer to this Item is incorporated by reference to
Item 4 of Part II of our Form 10-Q for the quarterly period ended June 30. 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibits furnished as part of this Quarterly Report on Form 10-Q are identified in the Exhibit Index immediately following the signature page of this Report. Such Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K

We filed one report on Form 8-K during the quarter ending September 30, 2002.

This report on Form 8-K was dated July 9, 2002 and was filed as of July 9, 2002. Pursuant to Item 5- Other Events, we disclosed that we had issued a press release regarding our earnings for the three and nine months ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2002                            /s/ Ellen J. DiStefano
-----------------                            -----------------------------------
DATE                                         Ellen J. DiStefano
                                             Chief Financial Officer
                                             (On behalf of the registrant and
                                             as its principal financial officer)

                                 CERTIFICATIONS

         I, Betsy Z. Cohen, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of RAIT Investment Trust;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

        /s/ Betsy Z. Cohen
--------------------------------
Title:  Chief Executive Officer

                                 CERTIFICATIONS

         I, Ellen J. DiStefano, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of RAIT Investment Trust;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

        /s/ Ellen J. DiStefano
--------------------------------
Title:  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                      Description
-------                     -----------
3.i.1(1)       Amended and Restated Declaration of Trust.
3.i.2(2)       Articles of Amendment of Amended and Restated
                Declaration of Trust.
3.i.3(3)       Articles of Amendment of Amended and Restated
                Declaration of Trust.
3.i.4(4)       Certificate of Correction to the Amended and
                Restated Declaration of Trust
3.ii.1(1)      Bylaws, as amended.

15.1           Awareness Letter from Independent Accountants.

99.1(5)        Item 4 of Part II of RAIT Investment Trust's Form 10-Q for the
                 Quarterly Period ended June 30, 2002.


         (1) Incorporated herein by reference to RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-35077), as amended.

         (2) Incorporated herein by reference RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-53067), as amended.

         (3) Incorporated herein by reference to RAIT Investment Trust's Regulation Statement on Form S-2 (File No. 333-55518), as amended.

         (4) Incorporated herein by reference to RAIT Investment Trust's Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

         (5) Incorporated herein by reference to Item 4 of Part II of RAIT Investment Trust's Form 10-Q for the Quarterly Period ended June 30, 2002 (File No. 1-14760).