Form 10-K
period 2002-12-31
RAIT INVESTMENT TRUST
filed 2003-03-31
CIK 1045425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number 1-14760

                              RAIT INVESTMENT TRUST
                              ---------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                       23-2919819
--------------------------------               --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1818 Market Street, 28th Floor, Philadelphia, PA                 19103
------------------------------------------------            ---------------
(Address of principal executive offices)                      (Zip Code)

                                 (215) 861-7900
               --------------------------------------------------
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12 (b) of the Act:

Common Shares of Beneficial Interest                New York Stock Exchange
------------------------------------               -------------------------
(Title of each class)                              (Name of each exchange on
                                                        which registered)

        Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ].

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 28, 2002 of $23.73, was approximately $377.3 million.

As of March 26, 2003, 20,839,472 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant's 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS................................................................................   1
PART I....................................................................................................   1
    ITEM 1. BUSINESS......................................................................................  11
    ITEM 2. PROPERTIES....................................................................................  11
    ITEM 3. LEGAL PROCEEDINGS.............................................................................  11
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................  11
PART II...................................................................................................  12
    ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS..................................  12
    ITEM 6. SELECTED FINANCIAL DATA.......................................................................  13
    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION..........  14
    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................  20
    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................  21
    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........  45
PART III..................................................................................................  46
    ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................  46
    ITEM 11. EXECUTIVE COMPENSATION.......................................................................  46
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................  46
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION................................................  46
    ITEM 14. CONTROLS AND PROCEDURES......................................................................  46
PART IV...................................................................................................  48
    ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.............................  48
    SIGNATURES............................................................................................  49
    CERTIFICATIONS........................................................................................  50
    EXHIBIT INDEX.........................................................................................  52

                           FORWARD LOOKING STATEMENTS

         Statements we make in written or oral form to various persons, including statements made in this report and in other filings with the U.S. Securities and Exchange Commission that are not historical in nature, including those using the words "anticipate," "estimate," should," "expect," "believe," "intend," and similar expressions, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including, among other things:

         - business conditions and the general economy, especially as they affect interest rates;

         - defaults by borrowers in paying debt service on our loans, particularly our subordinated and discounted loans;

         -        illiquidity of our portfolio of investments in real estate;

         - our possible inability to originate or acquire investments in real estate on favorable terms;

         - our possible inability to obtain capital resources and maintain liquidity through offerings of our securities, lines of credit or other means; and

         - our possible inability to maintain our real estate investment trust qualification or our exemption from registration under the Investment Company Act.

         Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are discussed below in Part I - Item 1 "Business - Investment Activity Risks" and elsewhere in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in or incorporated by reference into this report might not occur.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         RAIT Investment Trust is a real estate investment trust, or REIT, formed under Maryland law. We conduct our operations through RAIT Partnership, L.P., a limited partnership that owns substantially all of our assets. Our wholly owned subsidiaries, RAIT General, Inc. and RAIT Limited, Inc., are the sole general partner and sole limited partner, respectively, of RAIT Partnership. We sometimes refer to RAIT Investment Trust and RAIT Partnership, along with RAIT General and RAIT Limited, using the words "we," "our" and "us."

         We make investments in real estate primarily by:

                  -        making real estate loans;

                  -        acquiring real estate loans; and

                  -        acquiring interests in real estate.

         We seek to generate income for distribution to our shareholders from a combination of interest and fees on loans, rents and other income from our interests in real estate and proceeds from the sale of our investments.

         We were formed in August 1997. We commenced operations upon completion of our initial public offering in January 1998. At December 31, 2002, we had total assets of $438.9 million including 49 loans with a book value of $258.9 million (less senior debt of $30.4 million) and 11 interests in real estate with a book value of $139.5 million (less senior debt of $84.2 million). At December 31, 2001, we had total assets of $333.2 million including 36 loans with a book value of $195.8 million (less senior debt of $36.8 million) and five interests in real estate with a book value of $104.9 million (less senior debt of $72.1 million).

         We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our internet address is http://www.raitinvestmenttrust.com. We make our SEC filings available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

REAL ESTATE LOANS

         One of the primary means by which we invest in real estate is by making real estate loans to borrowers whose financing requirements cannot be met by traditional institutional lenders and lenders that securitize loans. We attempt to adapt the terms of our loans to meet the particular needs of a borrower. We emphasize junior lien or other forms of subordinated, or "mezzanine," financing, with principal amounts generally between $2.0 million and $30.0 million. We also provide short-term bridge financing. We may provide financing in excess of our targeted size range where the borrower has a committed source of take-out financing, or we believe that it can arrange take-out financing, to reduce our investment to an amount within our targeted size range. Our financing is usually "non-recourse." Non-recourse financing means financing where the lender may look only to the assets securing the payment of the loan, subject to certain standard exceptions, including liabilities relating to environmental issues, fraud, non-payment of real estate taxes and others. We may engage in recourse financing by requiring personal guarantees from controlling persons of our borrowers in certain circumstances where we feel it is necessary to protect the return on our investment.

         When we provide junior lien or other forms of subordinated financing, our loans may not be secured by recorded or perfected liens in the real estate relating to our financing. We often do this where a prior lender who holds a first mortgage with respect to real estate relating to our financing prohibits liens encumbering that real estate. Management believes that the following matters may serve to mitigate our risks where we do not hold a recorded or perfected lien in the real estate relating to our financing:

                  - Rents and other cash flow from the underlying properties generally are deposited directly to a bank account controlled by us;

                  - We generally hold a deed-in-lieu of foreclosure or nominal cost purchase option that may enable us to enforce our rights against the underlying property in an expedited fashion;

                  - We may require the controlling persons of our borrower to secure our loan with recorded or perfected liens on other real estate owned by those persons;

                  - We generally require the controlling persons of our borrower to pledge their equity interests in the borrower to us to secure our loan; and

                  - We may require the controlling persons of the borrower to personally guarantee our loan.

However, none of these factors will assure that these loans are collected. See "--Investment Activity Risks" below.

         In addition to an agreed upon interest rate, we seek to enhance our return on investment on our real estate loans by obtaining either origination fees, exit fees, or appreciation interests, or a combination thereof, from our borrowers. Appreciation interests require a borrower to pay us additional amounts based upon a property's increase in value, increase in revenues or both.

         While we emphasize providing mezzanine and bridge financing, we have no limitations in our organizational documents on the types of financing we may provide, however, and may provide first lien financing. Through our wholly-owned subsidiary, RAIT Capital Corp. d/b/a Pinnacle Capital Group, we can provide, or arrange for another lender to provide, a first-lien conduit loan to our borrowers. Conduit loans are loans that meet certain criteria that enable them to be included in pools of loans for the purpose of issuing securities backed by those loans. We usually do this where the conduit loan assists us in offering a complete financing package, including our mezzanine or bridge financing, to a borrower.

LOAN ACQUISITION

         We also invest in real estate by acquiring existing real estate loans held by banks, other institutional lenders or third-party investors. When we acquire existing loans, we do so by either buying a senior participation in a loan or by buying a discounted loan. We generally buy senior loan participations at face value from banks or other institutional lenders when we see opportunities to generate acceptable returns. We also buy loans at a discount from both the outstanding balances of the loans and the appraised value of the properties underlying the loans. Typically, discounted loans are in default under the original loan terms or other requirements and are subject to forbearance agreements. A forbearance agreement typically requires a borrower to pay to the lender all revenue from a property after payment of the property's operating expenses in return for the lender's agreement to withhold exercising its rights under the loan documents. We will not acquire any loan, however, unless material steps have been taken toward resolving problems with the loan, or its underlying property. We seek to acquire loans for which completion of the resolution process will enhance our total return through increased yields or realization of some portion or all of the discount at which they were acquired.

ACQUISITION OF INTERESTS IN REAL ESTATE

         Another of the primary means by which we invest in real estate is by acquiring interests in real estate. We make these investments either through our wholly-owned subsidiaries or by acquiring controlling or non-controlling interests in entities that own real estate. We believe that acquiring interests in real estate is advantageous for the following reasons:

                  - It gives us flexibility in addressing the financial needs and tax situations of borrowers in situations where debt financing may not be appropriate while providing us with rights we believe are sufficient to protect our return on our investment;

                  - It assists us in our tax planning. Many of our loans have features that may result in timing differences between the actual receipt of income and the inclusion of that income in arriving at our REIT taxable income. For example, when a loan provides for interest at a rate in excess of the minimum monthly required payment, there is a timing difference between the cash collection of income and the accrual of taxable income. The recognition of non-cash income would increase the amount that we must distribute to our shareholders to avoid corporate income tax in such year, although we may not receive contemporaneous corresponding cash payments. Depreciation deductions associated with our interests in real estate and other non-cash expenses, however, should help offset such adverse tax effects; and

                  - It provides us with the opportunity to participate in capital appreciation in addition to current income.

We generate a return on our investment in interests in real estate through our share of rents and other sources of income from the operations of the real estate.

SOURCES OF POTENTIAL REAL ESTATE INVESTMENTS

         To generate loan originations, acquisitions of loans and investments in interests in real estate, we rely primarily upon the relationships developed by our senior management in the mortgage lending, real estate and real estate finance industries with developers, commercial real estate brokers, mortgage bankers, real estate investors and other direct borrowers or referral sources. With respect to loan acquisition, we also rely on our senior management's existing knowledge of and relationships with institutional lenders who may wish to dispose of under-performing loans in their existing portfolios that meet our financing criteria. These institutional lenders may also refer to us loan opportunities presented to them that they do not wish to underwrite.

CERTAIN FINANCIAL GUIDELINES

         We have established financial guidelines for use in evaluating potential investments in real estate. We may depart from one or more of the guidelines in underwriting any particular investment depending on the overall characteristics of that investment. The general guidelines with regard to the real estate underlying a potential investment in a real estate loan or interest in real estate include the following:

         - the ratio of current cash flow to debt service on senior lien loans with respect to the property will be at least 1.25 to 1;

         - the ratio of current cash flow to debt service and other payments due on both senior loans and our investment will be at least 1.1 to 1;

         - the aggregate of all outstanding senior debt may not exceed 80% of the appraised value of the property, and

         - the aggregate of outstanding senior debt plus the amount of our investment may not exceed 90% of the appraised value of the property.

         The "appraised value" of a property for purposes of the guidelines is the estimate by an independent real estate appraiser of the fair market value of the property, taking into account standard valuation methodologies.

         In departing from a particular guideline for any investment, we typically consider factors that would cause the underlying property to be in compliance with the guidelines within a reasonable time following initial funding of our investment. For example, we may depart from the cash flow guidelines where the borrower can demonstrate that historical cash flow will not be representative of cash flow during the term of our investment, and may depart from loan-to-value guidelines where the borrower can demonstrate that the application of the financing proceeds will result in an increase in property value. In situations where we make a particular investment that does not meet our cash flow guidelines, we typically require that the developers and their controlling persons personally guarantee our investment, and that some or all of these persons, individually or in the aggregate, have net worth sufficient to repay our investment in the event of default. We may also require that the real estate relating to our investment satisfy certain property income or occupancy criteria. Notwithstanding the foregoing, these guidelines may be changed by our Board of Trustees without notice to or approval by the shareholders.

LOCATION OF PROPERTIES RELATING TO INVESTMENTS

         We generally invest in properties located in the Mid-Atlantic and Southeast regions of the United States. Although we anticipate that we will continue to focus on these regions for the foreseeable future, we have no geographic limitations on where we may invest in our organizational documents and, accordingly, may invest in other areas.

TYPES OF PROPERTIES RELATING TO INVESTMENTS

         We focus our investing activities on multi-family residential, office and other commercial properties with property values generally between $2.0 million and $30.0 million. We may, in appropriate circumstances as determined by the Board of Trustees, invest in properties with values outside this range. We do not normally invest in undeveloped property, or make investments in situations involving construction except where the underlying property, and any additional real estate collateral we may require as security, as it exists at the time of investment, meets our loan-to-value and cash flow guidelines. We have no limitations in our organizational documents on the amount or percentage of our loans or investments in any category of property.

INVESTMENT PROCEDURES

         Prior to making any investment, we engage in a set of review procedures. We estimate the value of the underlying property based upon a recent independent appraisal obtained by the borrower, an independent appraisal obtained by us, or valuation information obtained by us and thereafter confirmed by an independent appraisal. We make an on-site inspection of the property and, where appropriate, we require further inspections by engineers, architects or property management consultants. We may also retain environmental consultants to review potential environmental issues. We obtain and review available rental, expense, maintenance and other operational information regarding the property and prepare cash flow and debt service analyses. For acquired loans, we also evaluate the adequacy of the loan documentation as, for example, the existence and adequacy of notes, mortgages, collateral assignments of rents and leases, and title policies insuring lien positions, and other available information, such as credit and collateral files, and evaluate the status and efficacy of programs to resolve problems to which the loan or its underlying property may have been subject. We also analyze the amount of revenue we derive from, and the amount of our assets composed of, other investments with the proposed borrower and its affiliates in order to manage the risk of our exposure to the failure to perform the terms of our investment of any borrower and its affiliates. We do not have a specific financial guideline with respect to the amount of investments we may make with any particular borrower and its affiliates, but analyze this factor on a case by case basis. In addition, we analyze the potential treatment of each investment for purposes of reporting on our financial statements and compliance with REIT and other legal requirements. With regard to investments in interests in real estate, we also require satisfactory evidence, generally in the form of title insurance, that we, or the entity owning the property in which we acquire an interest, has or will acquire good and marketable title to the property, subject only to such encumbrances as we find acceptable. We base the amount of our investment upon the foregoing evaluations and analyses. We may modify these procedures as appropriate in particular situations.

         After making an investment, we follow specified procedures to monitor its performance and compliance. We generally require that all revenues from the underlying property be deposited into an operating account on which we are the sole signatory. On a monthly basis, we pay the senior debt service, collect our debt service or other payments due us and all required reserves, and then transfer the balance of the funds to the borrower. In some situations, the borrower pays property expenses from an account that is subject to our review and approval before payment. The borrower must supply monthly operating statements and annual financial statements and tax returns for the property and/or the entity that owns the property. We may also require a borrower to obtain our approval before any material contract or commercial lease with respect to the property is executed and that the borrower prepare a budget for the property which we must review and approve.

LOAN PORTFOLIO

         The following table sets forth information regarding our loans as of December 31, 2002:

                               BOOK VALUE OF      NUMBER     AVERAGE LOAN        RANGE OF         RANGE OF
       TYPE OF LOAN                LOANS         OF LOANS    TO VALUE (1)    LOAN YIELDS (2)     MATURITIES
       ------------                -----         --------    ------------    ---------------     ----------
First mortgage and senior
   loan participations         $ 115,137,822        13           76%           8.0%-12.8%       1/8/03-6/28/13
Mezzanine loans                  143,863,441        36           88%          11.7%-21.4%      3/11//03-5/1/21

(1) Calculated as the sum of the outstanding balance of our loan and senior loan (if any) divided by the current appraised value of the underlying collateral.

(2) All of our loans are at fixed rates. Our calculation of loan yield includes points charged and costs deferred.

INTERESTS IN REAL ESTATE

         As of December 31, 2002, we owned the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning real estate and we accounted for such interests on a consolidated basis:

    - 51% limited and sole general partnership interest in a limited partnership that owns a 500-unit multi-family apartment building in Philadelphia, Pennsylvania with a cost of $19.8 million. We owned 100% of the limited partnership until December 30, 2002, at which time we sold a 49% limited partnership interest (book value of $1.2 million) to a third party for $4.1 million, thus recognizing a gain of $2.8 million. The property is subject to non-recourse financing of $15.0 million ($14.6 million at December 31, 2002), which bears interest at 7.73% and is due on December 1, 2009 and $2.3 million ($2.2 million at December 31, 2002), which bears interest at an annual rate of 7.17% and is due March 1, 2012.

    - 89% limited and sole general partnership interest in a limited partnership that owns a building in Philadelphia, Pennsylvania with 456,000 square feet of office/retail space. We acquired our interest for $750,000.

In March 2001, we also acquired two subordinated loans with respect to this property for $20.2 million. The aggregate original principal amount of the two loans was $23.2 million. Including these two loans, the property is subject to non-recourse financing of $44.0 million ($42.0 million at December 31, 2002) which bears interest at an annual rate of 6.85% and is due on August 1, 2008.

     - 100% limited and sole general partnership interest in a limited partnership that owns an office building in Rohrerstown, Pennsylvania with 12,630 square feet on 2.93 acres used as a diagnostic imaging center. We acquired this interest for $1.7 million. After acquisition, we obtained non-recourse financing of $1.1 million ($1.0 million at December 31, 2002), which bears interest at 7.33% and is due on August 1, 2008.

     - 50% limited and sole general partnership interest in a limited partnership that owns 88 units in a multi-family condominium complex, 56,000 square feet of adjacent commercial space and a parking garage in Philadelphia, Pennsylvania. We acquired our interest for $5.6 million. The property is subject to non-recourse financing of $11.6 million ($11.4 million at December 31, 2002), which bears interest at 8.37% and is due on March 11, 2028.

     - 100% membership interest in a limited liability company that owns a 216-unit apartment complex and clubhouse in Watervliet, New York. We acquired this property in January 2002 for $8.7 million, which included the assumption of non-recourse financing in the original principal amount of $5.5 million ($5.3 million at December 31, 2002). The loan we assumed bears interest at an annual rate of 7.27% and matures in January 2008.

     - 84.6% membership interest in a limited liability company that owns an office building with 44,517 square feet office building in Rockville, Maryland. In October 2002, we acquired 100% of the limited liability company for $10.7 million and simultaneously obtained non-recourse financing of $7.6 million ($7.6 million at December 31, 2002). The loan bears interest at an annual rate of 5.73% and is due November 1, 2027. In December 2002 we sold a 15.4% interest in the limited liability company to a partnership whose general partner is a son of our chairman and chief executive officer. The buyer paid $513,000, which approximated the book value of the interest being purchased. No gain or loss was recognized on the sale.

         As of December 31, 2002, we owned the following interests in real estate through our unconsolidated equity investments in entities owning real estate:

     - 25% membership interest in a limited liability company that owns a 168-unit multi-family apartment complex in Baltimore, Maryland. We originally acquired 100% of the limited liability company for $4.4 million. We subsequently sold a 75% interest in the limited liability company to a third party. The property is subject to non-recourse financing of $3.9 million ($3.8 million at December 31, 2002), which bears interest at 7.88% and is due on November 1, 2009 and $1.4 million ($1.3 million at December 31, 2002), which bears interest at an annual rate of 6.82% and is due October 2011.

     - 19.9% membership interest in a limited liability company that is the sole member of a limited liability company which owns a 354 unit apartment complex in Stockton, California. We acquired our interest in May 2002 for $7.3 million. The property is subject to non-recourse financing of $10.3 million at December 31, 2002, which bears interest at 6.985% due on March 1, 2008.

     - 20% limited partnership interest in a limited partnership that is the sole beneficiary of a trust that owns a 58-unit apartment building in Philadelphia, Pennsylvania and a 20% limited partnership interest in a limited partnership that owns an office building with 31,507 square feet in Alexandria, Virginia. In September 2002, we acquired these interests, together with the receipt of cash of $2.5 million, in repayment of two of our loans with a combined net book value of $2.3 million. We recorded these interests at their current fair value based upon discounted cash flows and recognized income from loan satisfaction in the amount of $3.2 million. As of December 31, 2002, the Pennsylvania and Virginia properties were subject to non-recourse financing of $3.1 million and $3.5 million, respectively. Both loans bore interest at an annual rate of the London interbank offered rates, or LIBOR, plus 275 basis points and mature on March 31, 2003. Subsequent to December 31, 2002 both loans were refinanced with long-term, fixed rate loans. The Pennsylvania property is subject to non-recourse financing of $3.1 million bearing interest at 6.035% and maturing on February 1, 2013. The Virginia property is subject to non-recourse financing of $3.5 million bearing interest at 6.75% and maturing on March 1, 2013.

     - 5% membership interest in a limited liability company that is the sole member of a limited liability company which owns a 265-unit apartment complex in Germantown, Maryland. We acquired our interest in December 2002 for $6.1 million. The property is subject to non-recourse financing of $26.2 million at December 31, 2002, which bears interest at 5.78% and is due on January 1, 2013.

INVESTMENT ACTIVITY RISKS

         The value of our investments depends on conditions beyond our control. Any failure to perform the terms of our investments will reduce our current return on investment and may require us to become involved in expensive and time-consuming proceedings, including bankruptcy, reorganization or foreclosure proceedings. Our primary or, in some cases, sole source of recovery is typically the real estate underlying our investments. Accordingly, the value of our investments depends upon the value of the underlying real estate. The value of the real estate underlying our investments also depends on conditions beyond our control and is subject to varying degrees of risk. Our ability to generate yields on our investments depends on the net income and capital appreciation of the underlying real estate. Income from, and appreciation of, this underlying real estate may be adversely affected by general and local economic conditions, neighborhood values, competitive overbuilding, weather, casualty losses, occupancy rates and other factors beyond our control. The value of this underlying real estate may also be affected by factors such as the costs of compliance with use, occupancy and similar regulations, potential or actual liabilities under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be adversely affected if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. Operating and other expenses of this underlying real estate, particularly significant expenses such as mortgage payments, insurance, real estate taxes and maintenance costs, generally do not decrease when income decreases and, even if revenues increase, operating and other expenses may increase faster than revenues.

         Our loans typically provide payment structures other than equal periodic payments that retire a loan over its specified term, including structures that defer payment of some portion of accruing interest, or defer repayment of principal, until loan maturity. Where a borrower must pay a loan balance in a large lump sum payment, its ability to satisfy this obligation may depend upon its ability to obtain suitable refinancing or otherwise to raise a substantial cash amount, which we do not control and which may be subject to the same considerations we describe in this "Investment Activity Risks" section. In addition, mortgage lenders can lose their lien priority in many jurisdictions, including those in which our existing loans are located, to persons who supply labor and materials to a property. For these and other reasons, the total amount that we may recover from one of our loans may be less than the total amount of that loan or our cost of acquisition.

         Longer term, subordinate and non-traditional loans may be illiquid and their value may decrease. Our loans generally have maturities between two and five years. Our mezzanine loans typically do not conform to traditional loan underwriting criteria and are subordinate loans. As a result, our loans are relatively illiquid investments. We may be unable to vary our portfolio promptly in response to changing economic, financial and investment conditions. As a result, the fair market value of our portfolio may decrease in the future.

         Investment in subordinate loans may involve increased risk of loss. We emphasize junior lien loans and other forms of subordinated financing. Because of their subordinate position, junior lien loans carry a greater credit risk than senior lien financing, including a substantially greater risk of non-payment of interest or principal. Where, as part of a financing structure, we take an equity or other unsecured position, our risk of loss may be materially increased. A decline in the real estate market could adversely affect the value of the property so that the aggregate outstanding balances of senior liens may exceed the value of the underlying property. In the event of a default on a senior loan, we may elect to make payments, if we have the right to do so, in order to prevent foreclosure on the senior loans. In the event of foreclosure, as a junior lienor we will be entitled to share in foreclosure proceeds only after satisfaction of the amounts due to senior lienors, which may result in our being unable to recover the full amount, or any, of our investment. It is also possible that, in some cases, a "due on sale" clause included in a senior mortgage, which accelerates the amount due under the senior mortgage in case of the sale of the property, may apply to the sale of the property if we foreclose, increasing our risk of loss.

         When we originate or acquire a junior loan, we may not have the right to service senior loans. The servicers of the senior loans are responsible to the holders of those loans, whose interests will likely not coincide with ours, particularly in the event of a default. Accordingly, the senior loans may not be serviced in a manner advantageous to us.

         We currently have loans that are not collateralized by recorded or perfected liens. Some of the loans not collateralized by liens are secured instead by deeds-in-lieu of foreclosure, also known as "pocket deeds." A deed-in-lieu of foreclosure is a deed executed in blank that the holder is entitled to record immediately upon a default in the loan. Loans that are not collateralized by recorded or perfected liens are subordinate not only to existing liens encumbering the underlying property, but also to future judgment or other liens that may arise as well as to the claims of general creditors of the borrower. Moreover, filing a deed-in-lieu of foreclosure with respect to these loans will usually constitute an event of default under any related senior debt. Any such default would require us to acquire or pay off the senior debt in order to protect our investment. Furthermore, in a bankruptcy, we will have materially fewer rights than secured creditors and, if our loan is secured by equity interests in the borrower, than the borrower's general creditors. Our rights also will be subordinate to the lien-like rights of the bankruptcy trustee. Moreover, enforcement of our loans against the underlying properties will involve a longer, more complex, and likely, more expensive legal process than enforcement of a mortgage loan.

         Loans secured by equity interests in entities owning real estate may involve increased risk of loss. We may originate or acquire loans secured by these interests rather than by a direct security interest in the underlying properties. These loans may be illiquid or otherwise have features that may make it difficult for us to obtain a return of our investment in the event of a default. Loans secured by these interests will be subordinate not only to existing liens encumbering the underlying property but also to future judgment or other liens that may arise and to the claims of general creditors of the borrower.

         Acquisitions of loans may involve increased risk of loss. When we acquire existing loans, we generally do so at a discount from both the outstanding balances of the loans and the appraised value of the properties underlying the loans. Typically, discounted loans are in default under the original loan terms or other requirements and are subject to forbearance agreements. A forbearance agreement typically requires a borrower to pay to the lender all revenue from a property after payment of the property's operating expenses in return for the lender's agreement to withhold exercising its rights under the loan documents. Acquiring loans at a discount involves a substantially higher degree of risk of non-collection than loans that conform to institutional underwriting criteria. We do not acquire a loan unless material steps have been taken toward resolving problems with the loan, or its underlying property. However, previously existing problems may recur or other problems may arise.

         Financing with high loan-to-value ratios may involve increased risk of loss. Most of our financings have loan-to-value ratios in excess of 80% and many have loan-to-value ratios in excess of 90%. We expect to continue making loans with high loan-to-value ratios. A loan-to-value ratio is the ratio of the amount of our financing, plus the amount of any senior indebtedness, to the appraised value of the property underlying the loan. By reducing the margin available to cover fluctuations in property value, a high loan-to-value ratio increases the risk that, upon default, the amount obtainable from the sale of the underlying property may be insufficient to repay the financing.

         Interest rate changes may adversely affect our investments. Changes in interest rates affect the market value of our loan portfolio. In general, the market value of a loan will change in inverse relation to an interest rate change where a loan has a fixed interest rate or only limited interest rate adjustments. Accordingly, in a period of rising interest rates, the market value of such a loan will decrease. Moreover, in a period of declining interest rates, real estate loans with rates that are fixed or variable only to a limited extent may have less value than other income-producing securities due to possible prepayments. Interest rate changes will also affect the return we obtain on new loans. In particular, during a period of declining rates, our reinvestment of loan repayments may be at lower rates than we obtained in prior investments or on the repaid loans. Also, increases in interest on debt we incur may not be reflected in increased rates of return on the investments funded through such debt, which would adversely affect our return on those investments. Accordingly, interest rate changes may materially affect the total return on our investment portfolio, which in turn will affect the amount available for distribution to shareholders.

         We may not obtain appreciation interests at the rate we seek, or at all; we may not benefit from appreciation interests we do obtain. In addition to an agreed upon interest rate, we seek to obtain appreciation interests from our borrowers. Appreciation interests require a borrower to pay us additional amounts based upon a property's increase in value, increase in revenues, or both. While we seek appreciation interests at rates of at least 25%, we may not be able to obtain these rates. Moreover, we may not be able to negotiate appreciation interest provisions in any of our loans. In addition, while we have sought to structure the interest rates on our existing loans to maximize our current yield, we may in the future accept a lower interest rate to obtain an appreciation interest. The value of any appreciation interest depends on the performance and value of the property underlying the loan and, thus, is subject to real estate investment risks. Accordingly, we may not realize any benefits from our appreciation interests. We do not anticipate receiving significant amounts from our appreciation interests in the early years of our loans.

         Appreciation interests may cause us to lose our lien priority. Because appreciation interests allow us to participate in the increase in a property's value or revenue, courts, including a court in a bankruptcy arrangement or similar proceeding, may determine that we should be treated as a partner of, or joint venturer with, the borrower. If a court makes that determination, we could lose our lien priority in the property or lose any benefit of our lien.

         The competition for making investments in real estate may limit our ability to achieve our objectives. We may encounter significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, investment bankers and others, including public or private REITs. This competition could reduce our yields and make it more difficult to obtain appreciation interests. It may also increase the price, and thus reduce potential yields, on discounted loans we acquire. Most of our competitors have substantially greater assets than we do. As such, they have the ability to make larger loans and to reduce the risk of loss from any one loan by having a more diversified loan portfolio. An increase in the general availability of funds to lenders, or a decrease in the amount of borrowing activity, may increase competition for making loans and may reduce obtainable yields or increase the credit risk inherent in the available loans.

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

         Our interests in real estate are illiquid and their value may decrease. Therefore, we may have only a limited ability to vary our portfolio of interests in real estate quickly in response to changes in economic or other conditions. As a consequence, the fair market value of some or all of our interests in real estate may decrease in the future. In addition, provisions in the Internal Revenue Code and related regulations impose a 100% tax on gain realized by a REIT like us from property held primarily for sale to customers in the ordinary course of business. These provisions may materially adversely affect our ability to sell our interests in real estate.

         Uninsured and underinsured losses may affect the value of, or our return from, our interests in real estate. Our properties, and the properties underlying our loans, have comprehensive insurance in amounts we believe are sufficient to permit the replacement of the properties in the event of a total loss, subject to applicable deductibles. There are, however, certain types of losses, such as earthquakes, floods, hurricanes and terrorism that may be uninsurable or not economically insurable. Also, inflation, changes in building codes and ordinances, environmental considerations and other factors might make it impracticable to use insurance proceeds to replace a damaged or destroyed property. If any of these or similar events occurs, it may reduce our return from an affected property and the value of our investment.

         We may have less control of our investment when we own less than 100% of the equity interests in joint ventures, partnerships, limited liability companies or other entities that own real estate, especially when we hold less than a controlling equity interest. Our acquisition of these equity interests may expose us to greater risk than situations where we own real estate through our wholly-owned subsidiaries. For example, the other equity owners in the entity holding the property might have economic or business interests or goals which are inconsistent with our business interests or goals and may be in a position to take action contrary to our instructions or to our policies and objectives. Moreover, if we are a limited partner in a limited partnership and have rights allowing us control over the partnership or its property, we may be deemed to be a general partner and liable for the debts of the partnership beyond the amount of our investment.

         Real estate with environmental problems may create liability for us. The existence of hazardous or toxic substances on a property will adversely affect its value and our ability to sell or borrow against the property. Contamination of real estate by hazardous substances or toxic wastes not only may give rise to a lien on that property to assure payment of the cost of remediation, but also can result in liability to us as owner, operator or lender for that cost. Many environmental laws can impose liability whether we know of, or are responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses, and may materially limit our use of our properties and may adversely affect our ability to make distributions to our shareholders. In addition, future or amended laws, or more stringent interpretations or enforcement policies with respect to existing environmental requirements, may increase our exposure to environmental liability. We are not currently aware of any environmental issues that could materially affect us.

         Compliance with Americans with Disabilities Act may adversely affect our financial condition. Under the Americans with Disabilities Act of 1990, all public accommodations must meet federal requirements for access and use by disabled persons. A determination that real estate relating to one of our investments does not comply with the Americans with Disabilities Act could result in liability for both governmental fines and damages to private parties. This could reduce the revenues from that real estate that otherwise would be available to our borrower to pay interest on our loans or reduce the income to us from our interest in that real estate. As a result, if we or our borrowers were required to make unanticipated major modifications to comply with the Americans with Disabilities Act, the resulting expense could adversely affect our ability to make distributions to our shareholders.

         Lack of geographic diversification exposes our investments to a higher risk of loss from regional economic factors. We generally invest in real estate located in the Mid-Atlantic and Southeast regions of the United States. Although we anticipate that we will continue to focus on these regions for the foreseeable future, we are not, however, subject to any geographic limitations in our organizational documents regarding where we may invest and, accordingly, may make investments in other areas that do not readily fit our targeted characteristics, as appropriate opportunities are identified. This lack of geographic diversification may make our investment portfolio more sensitive to economic developments of a primarily regional nature, which may result in reduced rates of return or higher rates of default than might be incurred with a more geographically diverse investment portfolio.

         Leverage can reduce income available for distribution and cause losses. Our organizational documents do not limit the amount of indebtedness we may incur. Using leverage, whether with recourse to us generally or only with respect to a particular property, to acquire investments creates an opportunity for increased net income, but at the same time creates risks. For example, leverage can reduce the net income available for distributions to shareholders in periods of rising interest rates where interest rate increases are greater than increases in the rates of return on our investments. We use leverage to acquire investments only when we believe it will enhance our returns. However, we cannot be sure that our use of leverage will prove to be beneficial. Moreover, when our assets secure our debt, we can lose some or all of our assets through foreclosure if we do not meet our debt service obligations.

         Concentration of our investments increases our dependence on individual investments. Although we generally invest between $2.0 million and $30.0 million in a loan or interest in real estate, our organizational documents do not limit the size of our investments. If we make larger investments, our portfolio will be concentrated in a smaller number of assets, increasing the risk of loss to shareholders if a default or other problem arises with respect to any one investment. If we make investments that, in the aggregate, comprise a material portion of our assets or generate a material portion of our revenue or net income, to any single borrower or group of affiliated borrowers, the failure of that borrower or group to perform their obligations under the terms of our investment could increase the risk of loss to our shareholders.

EMPLOYEES

         As of March 26, 2003, we had 22 employees and believe our relationships with our employees to be good. Our employees are not represented by a collective bargaining agreement.

ITEM 2. PROPERTIES

           Our principal executive office is located in Philadelphia, Pennsylvania. We sublease this office pursuant to two operating leases that provide for annual rentals based upon the amount of square footage we occupy. The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with The Bancorp, Inc. We paid rent to Bancorp of approximately $183,000, $137,000 and $39,000 for the years ended December 31, 2002, 2001, and 2000 respectively. The other sublease is with The Richardson Group, Inc. We paid rent to Richardson of approximately $53,000 for the year ended December 31, 2002. We and certain of our executive officers have other relationships with Bancorp and Richardson. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" below. We also sublease suburban office space at an annual rent of $10,000. This sublease currently terminates in February 2004 but renews automatically each year for a one year term unless prior notice of termination of the sublease is sent by either party to the sublease to the other party to the sublease.

         For a description of our interests in real estate, see Item 1 "Business- Interests in Real Estate" above.

ITEM 3. LEGAL PROCEEDINGS

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common shares trade on the New York Stock Exchange under the symbol "RAS."

         The following table sets forth the high and low sale prices of our common shares and distributions declared on our common shares on a quarterly basis for our last two fiscal years and for the current fiscal year through March 26, 2003.

                                                               Cash distributions
                                            High      Low      declared per share
                                            ----      ---      ------------------
Fiscal 2003
First quarter (through March 26, 2003)     $22.58    $20.51          $ 0.62

Fiscal 2002
Fourth quarter                             $22.10    $17.19          $ 0.62
Third quarter                               23.94     14.41            0.60
Second quarter                              24.19     19.51            0.59
First quarter                               20.35     16.20            0.58

Fiscal 2001
Fourth quarter                             $17.50    $15.55          $ 0.56
Third quarter                               17.25     13.90            0.52
Second quarter                              17.00     15.60            0.52
First quarter                               15.69     12.35            0.52

         As of March 21, 2003, there were 20,839,472 common shares outstanding held by 324 persons of record and 15,592 beneficial owners.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information regarding our equity compensation plans as of December 31, 2002.

                                          (a)                     (b)                        (c)
                                                                                    Number of securities remaining
                                Number of securities to      Weighted average       available for future issuance
                                be issued upon exercise     exercise price of      under equity compensation plans
                                of outstanding options,    outstanding options,    (excluding securities reflected
        Plan Category             warrants, and rights     warrants, and rights             in column (a)
        -------------             --------------------     --------------------    -------------------------------
Equity compensation plans
approved by security holders             427,682                 $ 14.52                         730,757

Equity compensation plans not
approved by security
holders(1)                               58,912                  $ 21.21                               0

(1) Relates to a supplemental executive retirement plan, or SERP, established for our chief executive officer as required by her employment agreement. Our board of trustees and the compensation committee of the board of trustees approved this SERP and the issuance of these shares to the trust established to fund the SERP. Shareholder approval of this compensation plan was not required. See Note 7 "Benefit Plans" to our financial statements for a description of the SERP.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial and operating information should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, including the notes thereto, included elsewhere herein.

                                                                       As of and for the year ended December 31,
                                                                       -----------------------------------------
                                                            2002          2001           2000           1999          1998(1)
                                                            ----          ----           ----           ----          ----
                                                                   (dollars in thousands except per share data)
OPERATING DATA:
Total revenues (2)                                       $ 73,694       $ 57,064       $ 38,549       $ 34,122      $ 17,177
Total costs and expenses                                   30,131         30,191         26,419         21,178         8,778
Net income                                                 43,505         26,914         12,055         12,962         8,474

Net income per share-basic:
Net income                                                   2.50           2.68           1.93           2.10          1.82

Net income per share-diluted:
Net income                                                   2.48           2.65           1.92           2.09          1.81

BALANCE SHEET DATA:
Total assets                                              438,851        333,166        270,120        269,829       201,259
Indebtedness secured by real estate                       114,592        108,935        148,434        161,164       114,204
Secured lines of credit                                    30,243          2,000         20,000         14,000             -
Shareholders' equity                                      277,595        211,025         86,675         86,238        85,518
Book value per share                                        14.76          14.12          13.74          13.91         13.87
Other data:
Dividends per share                                          2.39           2.12           2.04           2.04          1.77

(1) Operations commenced on January 14, 1998.

(2) We adopted SFAS No. 145, Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Correction. We previously recorded an extraordinary gain on the extinguishment of debt of $4.6 million which was reclassified into revenues as a result of the adoption of SFAS No. 145.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         We began investment operations in January 1998. Our principal business objective is to generate income for distribution to our shareholders from a combination of interest and fees on loans, rents and other income from our interests in real estate, and proceeds from the sale of portfolio investments. Through December 31, 2002, we completed eight public offerings of our common shares: two during 1998, three in 2001 and three in 2002. In February 2003 we completed a ninth public offering of our common shares. We have used the proceeds of these offerings, combined with amounts collected from the repayment, sale and refinancing of our loans and interests in real estate and amounts drawn from our lines of credit, to build our investment portfolio.

LIQUIDITY AND CAPITAL RESOURCES

         The principal sources of our capital from our commencement through December 31, 2002 were the eight public offerings of our common shares. After offering costs and underwriting discounts and commissions, we obtained net offering proceeds of $273.1 million. In February 2003, we completed our ninth public offering of our common shares, which resulted in net offering proceeds to us of approximately $39.7 million after offering costs and underwriting discounts. In March 2003, we filed a shelf registration statement to allow us to sell any combination of our common or preferred shares, warrants for our preferred or common shares or one or more series of debt securities up to a total amount of $300 million.

         We also maintain liquidity through our lines of credit. Through December 31, 2002, we had obtained a $5.0 million line of credit and two $20.0 million lines of credit. The $5.0 million line of credit bears interest at 30-day LIBOR plus 2.5%, with a floor of 5.5%. One $20.0 million line of credit bears interest at the prime rate as published in the "Money Rates" section of The Wall Street Journal. Its current term runs through April 2004 with annual one-year extension options and an 11-month non-renewal notice requirement. The second $20.0 million line of credit bears interest at either 30-day LIBOR plus 2.5% or The Wall Street Journal prime rate described above, at our election. The minimum interest rate is 4.75%. Absent any renewal, this line will terminate in October 2003 and any principal then outstanding must be repaid by October 2004. All draws on our lines must be secured by a pledge of a loan(s) or interests in real estate(s) held in our portfolio. At December 31, 2002, there was a total of $30.2 million outstanding under our lines of credit.

         Another source of capital resources for us is principal payments on, refinancings of, and sales of loans in our portfolio as well as refinancings and the proceeds of sales of our interests in real estate. These resources aggregated $180.6 million and $97.9 million for the years ended December 31, 2002 and 2001, respectively. We use our capital resources principally for originating and purchasing loans and acquiring property interests. For the year ended December 31, 2002, we originated or purchased 34 loans in the amount of $202.4 million, as compared to 25 loans in the amount of $145.4 million for the year ended December 31, 2001. For the year ended December 31, 2002, we acquired seven property interests for $39.3 (net of $5.4 million of long-term debt assumed as part of a property acquisition). For the year ended December 31, 2001, we did not acquire any property interests.

         We also receive funds from a combination of interest and fees on our loans, rents and income from our interests in real estate. As required by the Internal Revenue Code, we used any gains on sales of loans or interests in real estate, interest and income from our interests in real estate, to the extent of not less than 90% of our taxable income, to pay distributions to our shareholders. For the years ended December 31, 2002 and 2001, we paid distributions of $43.0 million and $21.7 million, respectively, of which $42.8 million and $21.6 million was in cash and $183,000 and $40,000 was in additional common shares issued through our dividend reinvestment plan. We currently intend to maintain our current level of distributions in fiscal 2003. We expect to continue to use funds from these sources to meet these needs.

         In order to maintain our liquidity, we pursue the following strategies:

         - providing shorter-term financing to our borrowers (generally in the form of bridge financing) to increase the turnover of our investments, and

         - pursuing borrower refinancing of our loans through senior lenders, while we retain junior interests.

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

        At December 31, 2002, we had approximately $19.7 million in funds available for investment. All of these funds were invested on an over-night basis in mutual funds that we believe have a high degree of liquidity and safety. We expect that, during 2003, 16 of our loans and investments in real estate, totaling $88.3 million net of underlying senior indebtedness of $17.6 million at December 31, 2002, will be repaid or refinanced, providing additional funds available for investment in the approximate amount of $108.0 million.

         We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity and capital needs. We may also seek to develop other sources of capital, including, without limitation, long-term borrowings, offerings of our preferred shares and warrants and issuances of our debt securities. Our ability to meet our long-term (i.e., beyond one year) liquidity and capital resources requirements is subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our financial performance, compliance with the terms of our existing credit arrangements, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities. Our financial performance and the value of our securities are subject to a number of risks. See Item 1 "Business-Investment Activity Risks" above. In addition, as a REIT, we must distribute at least 90% of our annual taxable income, which limits the amount of cash we have available for other business purposes, including amounts to fund our capital needs.

         The following schedule summarizes our currently anticipated contractual obligations and commercial commitments as of December 31, 2002:

                               Less than       One to          Four to       After Five
                               One Year      Three Years      Five Years        Years         Total
                              -----------    -----------     -----------    -----------   -------------
Operating leases              $   310,435    $   619,500     $   642,757    $   862,648   $   2,435,340
Secured lines of credit                 -     30,243,155               -              -      30,243,155
Long-term debt                  5,010,639      5,987,750      13,611,446     89,982,074     114,591,909
Deferred compensation             344,761        689,522         344,761              -       1,379,044
                              -----------    -----------     -----------    -----------   -------------
           Total              $ 5,665,835    $37,539,927     $14,598,964    $90,844.722   $ 148,649,448
                              ===========    ===========     ===========    ===========   =============

RESULTS OF OPERATIONS

         Our mortgage interest income was $33.8 million, $33.8 million, and $18.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The $10.1 million increase in interest income from 2001 to 2002 was due to an additional $19.0 million of interest generated by the origination of 47 loans totaling $279.3 million from the beginning of 2001 through the end of 2002, partially offset by a $9.3 million reduction of interest due to the repayment of 27 loans totaling $114.6 million during the same period. The $5.4 million increase in interest income from 2000 to 2001 was due to an additional $10.0 million of interest generated by the origination of 28 loans totaling $175.4 million from the beginning of 2000 through the end of 2001, partially offset by a $5.1 million reduction of interest due to the repayment of 12 loans totaling $93.1 million during the same period. Included in our mortgage interest income is accretion of loan discount relating to loans we acquired at a discount to the appraised value of the underlying properties of $39,000, $1.3 million and $213,000 in 2002, 2001 and 2000, respectively.

         We received rental income of $26.0 million for the year ended December 31, 2002, compared to $22.2 million and $18.3 million for the years ended December 31, 2001 and 2000, respectively. The increase in rental income from 2001 to 2002 was due to our purchase of two properties in 2002. The increase in rental income from 2000 to 2001 was due to the origination, in 2001, of two loans whose returns are partially recognized in the form of rental income.

         We earned fee and other income of $5.0 million for the year ended December 31, 2002 as compared to $5.6 million in 2001 and $1.4 million in 2000. Included in the 2002 fee and other income were revenues of $937,000 from RAIT Capital Corp., financial consulting fees of $3.9 million, exit fees of $100,000 and other fees of $51,000. Included in the 2001 fee and other income were revenues of $1.6 million from RAIT Capital Corp, financial consulting fees of $2.4 million, exit fees of $1.2 million and other fees of $226,000.
Included in the 2000 fee and other income were revenues of $286,000 from RAIT Capital Corp., financial consulting fees of $75,000 and a termination fee of $300,000 from Resource America, Inc. for consenting to the termination of one of our appreciation interests and $500,000 earned for subordinating one of our loans to additional senior debt. Resource America was our sponsor and held approximately 6.8% of our outstanding common shares at December 31, 2002. Our chairman and chief executive officer is:

     - the spouse of the chairman, chief executive officer and president of Resource America;

     - the parent of a former director (through October 2002) of Resource America; and

     - the parent of the chief operating officer and a director of Resource America, who is also our secretary and a member of our Board of Trustees.

Our president and chief operating officer was, until October 2002, a director of Resource America.

         We received investment income of $1.9 million for the year ended December 31, 2002, compared to $506,000 and $548,000 for the years ended December 31, 2001 and 2000, respectively. The increased investment income in 2002 is due to the inclusion, in 2002, of income from two of our investments in real estate, which are structured as preferred equity interests. As such, we classified the income generated by these two investments as investment income rather than as rental income.

         In March 2002, we sold our entire interest in one loan with a book value of $1.2 million to a partnership whose general partner is a son of our chairman and chief executive officer. The buyer paid $2.2 million in cash and we recognized a gain on the sale of approximately $948,000. In December 2001, we sold our interests in three loans totaling $2.8 to a partnership whose general partner is a son of our chairman and chief executive officer. The buyer paid $3.3 million, which included the assumption of debt totaling $646,000. We recognized a gain on sale of approximately $535,000. In 2001, we sold loan participations totaling $1.5 million to The Bancorp, Inc., whose chief executive officer is, and whose chairman is a son of, our chairman and chief executive officer. The loan participations were sold at their current book value; accordingly no gain was recorded on the sale.

         In December 2002, we sold a 49% limited partnership interest in a limited partnership that owns a property to an unrelated party. We retained a 51% limited and sole general partnership interest. The limited partnership interest we sold had a book value of $1.2 million. The buyer paid $4.1 million and we recognized a gain of $2.9 million. We did not generate any gain on sale of interests in real estate in 2001 or 2000.

         In September 2002, we generated $3.2 million in income from loan satisfaction. This related to the repayment of two loans (total net book value of $2.3 million) with cash of $2.5 million and equity interests in the entities that own the real estate underlying the loans. We recorded the two interests in real estate at their current fair value based upon discounted cash flows.

         In December 2002, we sold a 15.4% membership interest in a wholly owned limited liability company that owns a property, to a partnership whose general partner is a son of our chairman and chief executive officer. We retained an 84.6% membership interest in this limited liability company. The buyer paid $513,000, which approximated the book value of the interests in real estate. No gain or loss was recognized on the sale.

         In March 2001, we purchased from Resource America two subordinate loans (in the original principal amounts of $18.3 million and $4.9 million) underlying one of our interests in real estate. The purchase price for the loans was $20.2 million. The difference between the purchase price and the underlying face value of the loans resulted in a gain of $4.6 million resulting from the consolidated extinguishment of indebtedness underlying an investment in real estate.

         During the year ended December 31, 2002, we incurred expenses of $30.1 million as compared to $30.2 million and $26.4 million in 2001 and 2000, respectively. The expenses consisted of interest expense, operating expenses relating to our consolidated interests in real estate, salaries and related benefits, general and administrative expenses, and depreciation relating to our consolidated interests in real estate and amortization. Interest expense was $9.3 million for the year ended December 31, 2002, as compared to $10.6 million and $12.8 million in 2001 and 2000, respectively. Interest expense consists of interest payments made on senior indebtedness on properties underlying our loans and interests in real estate, and interest payments made on our lines of credit. The decrease in interest expense from the year ended December 31, 2001 to the corresponding period in 2002 resulted from a decrease in the interest rate on our 1999 line from an average of 6.9% in the year ended December 31, 2001 to an average of 4.7% in the year ended December 31, 2002 as general market rates of interest decreased. The decrease in interest expense from the year ended December 31, 2000 to the corresponding period in 2001 resulted from the repayment of approximately $41.3 million of unsecured debt underlying our interests and on our secured line of credit with funds made available by our equity offerings. In addition, the interest rate on our credit line decreased from an average of 9.2% in 2000 to an average of 6.9% in 2001.

         Property operating expenses were $13.0 million for the year ended December 31, 2002, compared to $12.2 million and $8.6 million for 2001 and 2000, respectively. Depreciation and amortization was $3.7 million for the year ended December 31, 2002, compared to $3.3 million and $2.9 million for 2001 and 2000, respectively. The increases in property operating expenses, depreciation and amortization were due to increases in the number of interests in real estate we acquired for our portfolio in each of 2002 and 2001 as compared to the prior year. Included in property operating expenses are management fees paid to Brandywine Construction & Management, Inc., an affiliate of Resource America, for providing real estate management services for the real estate underlying five of our interests in real estate at December 31, 2002 and for the real estate underlying two of our interests in real estate at December 31, 2001 and 2000. We paid management fees of $1.0 million, $978,000 and $471,000 to Brandywine for the years ended December 31, 2002, 2001 and 2000, respectively. We anticipate that we will continue to use Brandywine to provide real estate management services.

         Salaries and related benefits were $2.4 million for the year ended December 31, 2002, as compared to $2.7 million and $1.5 million for 2001 and 2000, respectively. General and administrative expenses were $1.7 million for the year ended December 31, 2002, as compared to $1.3 million and $637,000 for 2001 and 2000, respectively. The decrease in salaries and related benefits and the increase in general and administrative expenses from the year ended December 31, 2001 to the corresponding period in 2002 as well as the increase of salaries and related benefits and general and administrative expenses from December 31, 2000 to the corresponding period in 2001 were due to our acquisition of RAIT Capital Corp. in August 2000, as well as increased personnel and occupancy expenses which reflect the expansion of our staff to support the increased size of our portfolio, due to the significant infusion of new capital primarily from our public offerings, offset by deferred costs related to increased loan volume.

         Included in general and administrative expense is rental expense relating to our downtown Philadelphia office space. We sublease these offices pursuant to two operating leases that provide for annual rentals based upon the amount of square footage we occupy. The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with Bancorp; rent paid to Bancorp was approximately $183,000, $137,000 and $39,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The other sublease is with The Richardson Group, Inc. whose chairman is our secretary and a member of our board of trustees, and is also a son of our chairman and chief executive officer. The senior vice president and chief operating officer of Richardson is the spouse of our executive vice president and chief financial officer. Rent paid to Richardson was approximately $53,000 for the year ended December 31, 2002. The increase in the amount of rent we paid from 2000 through 2002 was due to the increase in the square footage we occupied over those periods.

         Also included in general and administrative expenses is $60,000 that we paid in the years ended December 31, 2002 and 2001 to Bancorp for technical support services provided to us.

         In our three most recent fiscal years, inflation and changing prices have not had a material effect on our net income and revenue.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

         Our accounting and reporting policies conform with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires that we make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, given due consideration to materiality. We do not believe that there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from those estimates.

         BASIS OF FINANCIAL STATEMENT PRESENTATION - The consolidated financial statements include our accounts and the accounts of our qualified REIT subsidiaries, our wholly owned subsidiary, RAIT Capital Corp., our majority-owned and controlled partnerships, OSEB Associates L.P., Stobba Associates, L.P. and RAIT SLH, L.P., and our majority-owned and controlled limited liability company, RAIT Executive Boulevard, LLC. We have eliminated all significant intercompany balances and transactions. We consolidate any corporation in which we own securities having over 50% of the voting power of such corporation. We also consolidate any limited partnerships and limited liability companies where we have both the general partnership or managing membership interest, we hold a majority of the limited partnership or non-managing membership interests and the other partners or members do not have important rights that would preclude consolidation. Further, we account for all our membership interests in unconsolidated limited liability companies under the equity method of accounting.

         REVENUE RECOGNITION - For loans that we originate or purchase at face value we recognize interest income using the effective interest method applied on a loan-by-loan basis. In some instances, the borrower pays additional interest, or points, at the time the loan is closed. These points collected, as well as any direct loan origination costs incurred, are deferred and recognized over the life of the related loan as a yield adjustment Many of our loans provide for accrual of interest at specified rates, which differ from current payments terms. Interest is recognized on such loans at the accrual rate subject to our determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If we cannot make this determination regarding collectibility, we place the loans on non-accrual status and recognize interest income only upon actual receipt. When we acquire loans at a discount from both the face value of the loan and the appraised value of the property underlying the loan, the excess of the loan's expected future cash flows over the amount received is accreted into interest income over the remaining life of that particular loan. The excess of the individual loan's scheduled contractual principal and interest payments over its expected future cash flows is recognized as a nonaccretable difference for that particular loan. Projected future cash flows are reviewed on a regular basis and any decrease in the loan's actual or expected future cash flows is recorded as a loss contingency for that particular loan. The present value of any increase in the loan's actual or expected future cash flows is first applied to any previously recorded loss contingency for that particular loan. Any remaining increase is accounted for by reclassifying that amount from the nonaccretable difference, thereby adjusting the amount of periodic accretion over that particular loan's remaining life. Certain of our loan investments provide for additional interest based on the borrower's operating cash flow or appreciation of the underlying collateral. We consider such amounts to be contingent interests and we recognize them as income only when we are certain of their collection.

         PROVISION FOR LOAN LOSSES - Our accounting policies require that an allowance for estimated loan losses be maintained at a level that we consider adequate to provide for loan losses, based upon an evaluation of known and inherent risks in the portfolio. We would establish specific valuation allowances for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral on an individual loan basis, with a corresponding charge to the provision for loan losses. Charge-offs occur when we consider a loan, or a portion thereof, to be uncollectible and of such little value that further pursuit of collection is not warranted. We also provide a loan portfolio reserve based upon our periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. We have a reserve for loan losses of $226,000 as of December 31, 2002. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. We do not currently have any specific valuation allowances. In accordance with our policy, we determined that this reserve was adequate as of December 31, 2002 and 2001. We will continue to analyze the adequacy of this reserve on a quarterly basis.

         FEDERAL INCOME TAXES - We qualify and we have elected to be taxed as a real estate investment trust, or REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ending December 31, 1999. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax our taxable income that we distribute to our shareholders. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our annual taxable income.

NEW ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB
30). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. Upon adoption, we anticipate that we will reclassify a gain on early extinguishment of debt of $4.6 million, previously recorded as an extraordinary item, to revenues.

         SFAS No. 148 amends the disclosure and certain transition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. For entities that use the intrinsic value method under APB No. 25, "Accounting for Stock Issued to Employees", to account for employee stock compensation for any period presented, their accounting policies note should include certain disclosures. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002, which are included in our consolidated financial statements. The new interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002.

         In January 2003, the FASB issued FASB Interpretation 46, or FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest. We refer to these entities as variable interest entities. Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following table contains information about our cash held in money market accounts, principal amounts outstanding on loans held in our portfolio, principal amounts payable on long-term debt underlying our loans and interests in real estate and the principal amount outstanding on our lines of credit as of December 31, 2002. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2003 through 2007 and separately aggregates the information for all maturities arising after 2007.

                                2003         2004         2005        2006         2007      THEREAFTER     TOTAL       FAIR VALUE
                                ----         ----         ----        ----         ----      ----------     -----       ----------
Interest earning assets:
Money market accounts       $19,666,189                                                                  $ 19,666,189  $ 19,666,189
Average interest rate               2.1%                                                                          2.1%
First mortgages and senior
   loan participations      $71,307,822            -  $ 9,030,000                           $34,800,000  $115,137,822  $117,341,543
Average interest rate               9.2%           -          8.6%          -            -          8.0%          8.8%
Mezzanine loans             $17,177,140  $28,631,633  $10,151,667  $6,950,000  $10,400,000  $70,553,001  $143,863,440  $153,703,288
Average interest rate              14.4%        15.8%        14.5%       15.0%        16.0%        12.9%         14.1%

Interest bearing
  liabilities:
Senior indebtedness
   secured by real estate
   underlying loans         $ 3,884,218  $   404,915  $ 3,078,152  $  474,139  $10,266,263  $12,323,229  $ 30,430,916  $ 31,063,175
Average interest rate               4.5%         7.9%         4.7%        7.9%         8.6%         7.3%          6.5%
Long-term debt secured by
     real estate owned      $ 1,126,421  $ 1,207,547  $ 1,297,137  $1,392,076  $ 1,478,968  $77,658,844  $ 84,160,993  $ 88,757,407
Average interest rate               7.1%         7.1%         7.1%        7.1%         7.1%         7.2%          7.1%
Secured lines of credit     $30,243,155                                                                  $ 30,243,155  $ 30,243,155
Average interest rate              4.75%                                                                         4.75%


MARKET RISK

         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, equity prices and real estate values. All of our interest-earning assets are at fixed rates. Our credit lines and certain short-term borrowings underlying our loans ($6.1 million at December 31, 2002) are subject to floating interest rates. As a result, our primary market risk exposure is the effect of changes in interest rates on the interest cost of outstanding draws on our lines of credit and floating-rate borrowings. From time to time we may enter into interest rate swap agreements for our floating rate debt to manage our interest rate risk.

         Changes in interest rates may also affect the value of our investments and the rates at which we reinvest funds obtained from loan repayments. As interest rates increase, although the interest rates we obtain from reinvested funds will generally increase, the value of our existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to us for investment due to repayment of our loans may be invested at lower rates than we had been able to obtain in prior investments, or than the rates on the repaid loans. These relationships between interest rate and value may be diminished or not applicable to our cash flow loans. We may enter into interest rate swap agreements for our floating rate debt to manage our interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     RAIT INVESTMENT TRUST AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                       22

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2002 AND 2001                                23

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE YEARS ENDED DECEMBER 31, 2002            24

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE YEARS
   ENDED DECEMBER 31, 2002                                                               25

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE YEARS ENDED DECEMBER 31,
   2002                                                                                  26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                               27

SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE                                             45

All other schedules are not applicable or are omitted since either (i) the required information is not material or (ii) the information required is included in the consolidated financial statements and notes thereto.

[Grant Thornton Letterhead]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Trustees
RAIT Investment Trust

We have audited the accompanying consolidated balance sheets of RAIT Investment Trust and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RAIT Investment Trust and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule IV Mortgage Loans on Real Estate of RAIT Investment Trust and subsidiaries as of December 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/S/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 23, 2003 (except for Note 16, as to which the dates
                 are February 10, 2003 and March 4, 2003)

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                            ------------------------------
                                                                                2002              2001
                                                                            -------------    -------------
                                ASSETS
     Cash and cash equivalents                                              $  19,666,189    $  18,064,909
     Restricted cash                                                            5,484,342        4,569,708
     Tenant escrows                                                               428,346          289,435
     Accrued interest receivable                                                7,421,907        4,412,829
     Investments in real estate loans, net                                    258,921,926      195,819,581
     Investments in real estate, net                                          139,518,051      104,889,208
     Furniture, fixtures and equipment, net                                       611,224          326,335
     Prepaid expenses and other assets                                          5,911,495        3,907,157
     Goodwill, net                                                                887,143          887,143
                                                                            -------------    -------------
        Total assets                                                        $ 438,850,623    $ 333,166,305
                                                                            =============    =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Accounts payable and accrued liabilities                                $     421,149    $   1,437,054
    Accrued interest payable                                                      677,309          584,045
    Tenant security deposits                                                      657,921          812,317
    Borrowers' escrows                                                         10,150,938        5,812,737
    Senior indebtedness secured by real estate
       underlying the Company's loans                                          30,430,916       36,843,180
    Long-term debt secured by real estate underlying equity interest           84,160,993       72,091,483
    Secured lines of credit                                                    30,243,155        2,000,000
                                                                            -------------    -------------
        Total liabilities                                                   $ 156,742,381    $ 119,580,816

Minority interest                                                               4,513,579        2,560,525

Shareholders' equity:
    Preferred shares, $.01 par value; 25,000,000 authorized shares                      -                -
    Common shares, $.01 par value; 200,000,000 authorized shares; issued
        and outstanding 18,803,471 and 14,947,197 shares                          188,035          149,472
    Additional paid-in-capital                                                274,606,899      206,344,662
    Retained earnings                                                           5,079,319        4,530,830
    Loans for stock options exercised                                          (1,068,972)               -
    Deferred compensation                                                      (1,210,618)               -
                                                                            -------------    -------------
        Total shareholders' equity                                            277,594,663      211,024,964
                                                                            -------------    -------------
        Total liabilities and shareholders' equity                          $ 438,850,623    $ 333,166,305
                                                                            =============    =============

   The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                           -------------------------------------------
                                               2002            2001            2000
                                           ------------    ------------   ------------
REVENUES
Mortgage interest income                   $ 33,785,368    $ 23,663,358   $ 18,274,567
Rental income                                26,010,905      22,151,409     18,305,725
Fee income and other                          5,037,875       5,574,598      1,420,117
Investment income                             1,879,474         506,173        548,322
Gain on early extinguishment of debt                  -       4,633,454              -
Gain on sale of loans                           947,974         534,958              -
Gain on sale of interests in real estate      2,850,645               -              -
Income from loan satisfaction                 3,181,670               -              -
                                           ------------    ------------   ------------
    Total revenues                           73,693,911      57,063,950     38,548,731
                                           ------------    ------------   ------------

COSTS AND EXPENSES
Interest                                      9,302,458      10,627,540     12,777,804
Property operating expenses                  13,018,607      12,179,242      8,607,170
Salaries and related benefits                 2,404,149       2,711,606      1,488,390
General and administrative                    1,695,667       1,324,003        637,060
Depreciation and amortization                 3,710,246       3,348,347      2,908,623
                                           ------------    ------------   ------------
    Total costs and expenses                 30,131,127      30,190,738     26,419,047
                                           ------------    ------------   ------------

Net income before minority interest        $ 43,562,784    $ 26,873,212   $ 12,129,684
Minority interest                               (58,118)         40,968        (74,959)
                                           ------------    ------------   ------------
Net income                                 $ 43,504,666    $ 26,914,180   $ 12,054,725
                                           ============    ============   ============

Net income before minority interest        $       2.50    $       2.67   $       1.94
Minority interest                                     -            0.01          (0.01)
                                           ------------    ------------   ------------
Net income per common share-basic          $       2.50    $       2.68   $       1.93
                                           ============    ============   ============

Net income before minority interest        $       2.48    $       2.65   $       1.93
Minority interest                                     -              --          (0.01)
                                           ------------    ------------   ------------
Net income per common share-diluted        $       2.48    $       2.65   $       1.92
                                           ============    ============   ============

     The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                                                               LOANS FOR                        RETAINED
                                               ADDITIONAL        STOCK                          EARNINGS           TOTAL
                                COMMON          PAID-IN         OPTIONS        DEFERRED       (ACCUMULATED     SHAREHOLDERS'
                                STOCK           CAPITAL        EXERCISED     COMPENSATION       DEFICIT)           EQUITY
                             -------------   -------------   ------------    -------------    -------------    -------------
Balance January 1, 2000      $      61,991   $  86,159,238              -                -    $      17,069    $  86,238,298
Net income                               -               -              -                -       12,054,725       12,054,725
Dividends                              464         471,597              -                -      (12,776,419)     (12,304,358)
Stock options exercised                522         539,052              -                -                -          539,574
Common shares issued, net              125         146,750              -                -                -          146,875
                             -------------   -------------   ------------    -------------    -------------    -------------
Balance, December 31, 2000          63,102      87,316,637              -                -         (704,625)      86,675,114
                             =============   =============   ============    =============    =============    =============

Net income                               -               -              -                -       26,914,180       26,914,180
Dividends                               30          39,510              -                -      (21,678,725)     (21,639,189)
Stock options exercised                250         212,250              -                -                -          212,500
Common shares issued, net           86,090     118,776,265              -                -                -      118,862,359
                             -------------   -------------   ------------    -------------    -------------    -------------
Balance, December 31, 2001   $     149,472   $ 206,344,662              -                -    $   4,530,830    $ 211,024,964
                             =============   =============   ============    =============    =============    =============

Net income                               -               -              -                -       43,504,666       43,504,666
Dividends                               90         183,221              -                -      (42,956,176)     (42,772,865)
Stock options exercised              2,056       2,509,959     (1,068,972)               -                -        1,443,043
Warrants exercised                   1,108       1,661,177              -                -                -        1,662,285
Deferred compensation                  589       1,248,934              -       (1,249,523)               -                -
Compensation expense                     -               -              -           38,905                -           38,905
Common shares issued, net           34,720      62,658,946              -                -                -       62,693,666
                             -------------   -------------   ------------    -------------    -------------    -------------
Balance, December 31, 2002   $     188,035   $ 274,606,899   $ (1,068,972)   $  (1,210,618)   $   5,079,319    $ 277,594,663
                             =============   =============   ============    =============    =============    =============

   The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------------------
                                                                               2002             2001            2000
                                                                          -------------    -------------    -------------
Cash flows from operating activities
    Net Income                                                            $  43,504,666    $  26,914,180    $  12,054,725
      Adjustments to reconcile net income to net
           cash provided by operating activities:
      Gain on consolidated extinguishment of debt                                     -       (4,633,454)               -
      Income from loan satisfaction                                            (802,615)               -                -
      Minority interest                                                          58,118          (40,968)          74,959
      Depreciation and amortization                                           3,710,246        3,348,347        2,908,623
      Accretion of loan discounts                                               (39,230)      (1,272,989)        (213,474)
      Increase in tenant escrows                                               (138,911)         (67,064)         (57,993)
      Increase in accrued interest receivable                                (3,009,078)      (1,401,333)        (949,012)
      Increase in prepaid expenses and other assets                          (2,201,386)      (2,163,604)        (819,732)
      (Decrease) increase in accounts payable and accrued liabilities          (711,952)         446,544          152,306
      Increase (decrease) increase in accrued interest payable                   93,264         (622,593)         630,147
      Increase in deferred interest payable                                           -                -           91,506
      (Decrease)/increase in tenant security deposits                          (154,396)         319,221          222,188
      Increase in borrowers' escrows                                          3,423,567        1,104,618          146,661
                                                                          -------------    -------------    -------------
         Net cash provided by operating activities                           43,732,293       21,930,905       14,240,904
                                                                          -------------    -------------    -------------

Cash flows from investing activities
      Purchase of furniture, fixtures and equipment                            (653,838)          (6,511)         (34,974)
      Real estate loans purchased                                            (4,128,200)               -       (1,850,000)
      Real estate loans originated                                         (199,758,181)    (144,415,693)     (38,041,556)
      Proceeds from sale of loan                                              1,237,167                -                -
      Proceeds from disposition of interests in real estate                  14,719,145                -                -
      Principal repayments from real estate loans                           131,705,514       89,452,204       17,106,519
      Investment in real estate and improvements                            (39,291,639)        (182,084)      (6,052,358)
      Cash paid for asset acquisition                                                 -                -         (630,378)
                                                                          -------------    -------------    -------------
         Net cash used in investing activities                              (96,170,032)     (55,152,084)     (29,502,747)
                                                                          -------------    -------------    -------------

Cash flows from financing activities
      (Repayments)/advances on secured line of credit                        28,243,155      (18,000,000)       6,000,000
      Issuance of common shares, net                                         65,982,305      119,074,855          539,574
      Payment of cash dividends                                             (42,772,865)     (21,639,185)     (12,304,358)
      Principal repayments on senior indebtedness                           (29,428,426)     (23,747,228)     (12,392,394)
      Principal repayments on long-term debt                                   (923,720)        (786,907)        (696,292)
      Proceeds of senior indebtedness                                        25,350,000        6,950,000       30,200,000
      Proceeds of long-term debt                                              7,588,570        2,275,000                -
      Cash paid to acquire debt                                                       -      (20,248,435)               -
                                                                          -------------    -------------    -------------
          Net cash provided by financing activities                          54,039,019       43,878,100       11,346,530
                                                                          -------------    -------------    -------------

Net change in cash and cash equivalents                                       1,601,280       10,656,921       (3,915,313)
                                                                          -------------    -------------    -------------

Cash and cash equivalents, beginning of year                              $  18,064,909    $   7,407,988    $  11,323,301
                                                                          -------------    -------------    -------------

Cash and cash equivalents, end of year                                    $  19,666,189    $  18,064,909    $   7,407,988
                                                                          =============    =============    =============

Noncash items:
Stock issued for asset acquisition                                        $           -    $           -    $     146,875
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

         The Company's principal business activity is to make investments in real estate primarily by making real estate loans, acquiring real estate loans and acquiring interests in real estate. The Company acquires interests in real estate through its wholly-owned subsidiaries or by acquiring controlling or non-controlling equity interests in entities that own real estate. The Company makes investments in situations that, generally, do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. The Company emphasizes subordinated (or "mezzanine") financing, with principal amounts generally between $2.0 million and $30.0 million. The Company also provides short-term bridge financing in excess of the targeted size range where the borrower has committed to obtain take-out financing (or the Company believes that it can arrange such financing) to reduce the Company's investment to an amount within the targeted size range. The Operating Partnership undertakes the business of the Company, including the origination and acquisition of financing and the acquisition of interests in real estate.

         The Company may encounter significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, investment bankers, and other public or private real estate investment trusts for making investments in real estate.

         The Company generally invests in real estate located in the Mid-Atlantic and Southeast regions of the United States.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company, its qualified REIT subsidiaries, its wholly owned subsidiary, RAIT Capital Corp., its majority-owned and controlled partnerships, OSEB Associates L.P., Stobba Associates, L.P. and RAIT SLH, L.P., and its majority-owned and controlled limited liability company, RAIT Executive Boulevard, LLC. All significant intercompany balances and transactions have been eliminated.

         The Company consolidates any corporation in which it owns securities having over 50% of the voting power of such corporation. The Company also consolidates any limited partnerships and limited liability companies where it has both the general partnership or managing membership interest, holds a majority of the limited partnership or non-managing membership interests and the other partners or members do not have important rights that would preclude consolidation. Further, the Company accounts for all its membership interests in unconsolidated limited liability companies under the equity method of accounting.

         In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

INVESTMENTS IN REAL ESTATE LOANS

         Investments in real estate loans consist of loans that are originated at par or acquired at face value ("Par Loans") and certain mortgage loans, for which the borrower is not current as to original contractual principal and interest payments, that are acquired at a discount from both the face value of the loan and the appraised value of the property underlying the loan ("Discounted Loans"). For each Discounted Loan, the excess of the loan's expected future cash flows over the amount received is accreted into interest income over the remaining life of that particular loan. The excess of the individual loan's scheduled contractual principal and interest payments over its expected future cash flows is recognized as a nonaccretable difference for that particular loan. Projected future cash flows are reviewed on a regular basis and any decrease in the loan's actual or expected future cash flows is recorded as a loss contingency for that particular loan. The present value of any increase in the loan's actual or expected future cash flows is first applied to any previously recorded loss contingency for that particular loan. Any remaining increase is accounted for by reclassifying that amount from the nonaccretable difference, thereby adjusting the amount of periodic accretion over that particular loan's remaining life.

         Par Loans are originated or purchased at face value and are stated at amortized cost, less any provision for loan losses, because the Company has the ability and the intent to hold them for the foreseeable future or until maturity or payoff. Interest income is recognized using the effective interest method applied on a loan-by-loan basis. In some instances, the borrower pays additional interest ("points") at the time the loan is closed. The points collected, as well as any direct loan origination costs incurred, are deferred and recognized over the life of the related loan as a yield adjustment. Many of the Company's loans provide for accrual of interest at specified rates, which differ from current payments terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, the loans are placed on non-accrual status and interest income is recognized only upon actual receipt.

         Certain of the Company's loan investments provide for additional interest based on the borrower's operating cash flow or appreciation of the underlying collateral. Such amounts are considered contingent interests and are reflected as income only upon collection.

         The Company's accounting policies require that an allowance for estimated loan losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for loan losses. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral on an individual loan basis, with a corresponding charge to the provision for loan losses. Charge-offs occur when management considers a loan, or a portion thereof, to be uncollectible and of such little value that further pursuit of collection is not warranted. Management also provides a loan portfolio reserve based upon its periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors.

INVESTMENTS IN REAL ESTATE

         Investments in real estate are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years (non-residential) and 27.5 years (residential). On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement did not have a material effect on the Company's consolidated financial position or consolidated results of operation.

         The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Accrued rents are included in prepaid expenses and other assets.

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

GOODWILL

         In August 2000, the Company formed a wholly owned subsidiary, RAIT Capital Corp., d/b/a Pinnacle Capital Group, which acquired the net assets of Pinnacle Capital Group, a first mortgage conduit lender. The Company acquired Pinnacle for consideration of $980,000, which included the issuance of 12,500 of the Company's common shares and paid cash of approximately $800,000. The excess of consideration paid over net assets acquired of $979,000 is reflected on the Company's consolidated balance sheet as goodwill.

         On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets and includes requirements to test goodwill and indefinite lived intangibles assets for impairment rather than amortize them. At the time of adoption of SFAS No. 142, the unamortized balance of goodwill was approximately $887,000. The Company no longer amortizes goodwill, thereby eliminating annual amortization expense of approximately $65,000. The Company has completed transitional testing as of December 31, 2002. No impairment was recognized.

STOCK BASED COMPENSATION

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

         At December 31, 2002, the Company had a stock-based employee compensation plan, which is more fully described in Note 9. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                             --------------------------------
                                                                           2002            2001            2000
                                                                           ----            ----            ----
Net income, as reported                                                 $43,505,000    $26,914,000     $12,055,000
Less: stocks based compensation determined under
fair value based method for all awards                                      220,000        776,000         855,000
                                                                        -----------    -----------     -----------
Pro forma net income                                                    $43,285,000    $26,138,000     $11,200,000
                                                                        ===========    ===========     ===========

Net income per share-basic                         as reported         $      2.50            2.68            1.93
                                                    pro forma          $      2.49            2.60            1.79
Net income per share-diluted                       as reported         $      2.48            2.65            1.92
                                                    pro forma          $      2.47            2.58            1.79

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 11.0%, 11.3% and 14.9%; expected volatility of 22%, 14% and 30%; risk-free interest rate of 4.8%, 5.1% and 5.8%; and expected lives of five years.

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

EARNINGS PER SHARE

         The Company follows the provisions of SFAS No. 128, "Earnings per Share." Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. EPS is computed based on the weighted average number of shares of common stock outstanding.

CONSOLIDATED STATEMENT OF CASH FLOWS

         For purposes of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid for interest was $9.2 million, $11.3 million, and $11.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Long-term debt assumed in conjunction with the acquisition of an investment in real estate was $5.4 million, $0 and $11.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

         During 2002, the Company generated $3.2 million in income from loan satisfaction. This related to the repayment of two loans (total net book value of $2.3 million) with cash of $2.5 million and preferred interests in the entities, which own the real estate underlying the loans. The Company recorded the two interests in real estate at their current fair value based upon discounted cash flows.

VARIABLE INTEREST ENTITIES

         In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

EXTINGUISHMENT OF GAIN

In April 2002, the FASB issued Statement 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections (SFAS
145). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. Upon adoption, the Company anticipates that it will reclassify a gain on early extinguishment of debt of $4.6 million, previously recorded as an extraordinary item, to revenues.

NOTE 3 -- INVESTMENTS IN REAL ESTATE LOANS

         The Company's portfolio of real estate loans consisted of the following at the dates indicated below:

                                                            DECEMBER 31,
                                                            ------------
                                                        2002            2001
                                                        ----            ----
First mortgages and senior loan participations     $ 115,137,822    $  72,600,036
Mezzanine loans                                      143,863,441      124,835,458
Unearned (fees) costs                                    146,820       (1,389,756)
Less: Allowance for loan losses                         (226,157)        (226,157)
                                                   -------------    -------------
     Investments in real estate loans                258,921,926      195,819,581
Less: Senior indebtedness secured by real estate
      underlying the Company's loans                 (30,430,916)     (36,843,180)
                                                   -------------    -------------
     Net investments in real estate loans          $ 228,419,010    $ 158,976,401
                                                   =============    =============

         The following is a summary description of the assets contained in the Company's portfolio of investments in real estate loans as of December 31, 2002:

                                                                   AVERAGE
                                                      NUMBER       LOAN TO                           RANGE OF
                TYPE OF LOAN                         OF LOANS       VALUE         YIELD RANGE       MATURITIES
First mortgages and senior loan participations          13           76%          8.0%-12.8%      1/08/03-6/28/13
Mezzanine loans                                         36           88%         11.7%-21.4%(1)    3/11/03-5/1/21

----------------------
(1) Includes points charged.

         At December 31, 2002, approximately $106.8 million in principal amount of the loans were secured by multi-family properties, $94.5 million in principal amount of the loans were secured by office buildings and $57.7 million in principal amount of the loans were secured by retail and other properties. At December 31, 2001, approximately $89.9 million in principal amount of the loans were secured by multi-family properties, $67.3 million in principal amount of the loans were secured by office buildings and $40.6 million in principal amount of the loans were secured by retail and other properties.

         As of December 31, 2002 and 2001, $68.0 million and $40.1 million in principal amount of loans, respectively, were pledged as collateral amounts outstanding on Company's lines of credit and senior indebtedness.

         As of December 31, 2002 and 2001, senior indebtedness secured by real estate underlying the Company's loans consisted of the following:

                                                                                      2002          2001
                                                                                      ----          ----
Loan payable, secured by real estate, monthly installments of $13,789,
including interest at 7.08%, remaining principal due December 1, 2008             $         -   $ 1,846,393

Loan payable, secured by real estate, monthly installments of $17,051,
including interest at 6.83%, remaining principal due December 1, 2008                       -     2,333,839

Loan payable, secured by real estate, monthly installments of $10,070,
including interest at 6.83%, remaining principal due December 1, 2008                       -     1,492,801

Loan payable, secured by real estate, monthly installments of $28,090,
including interest at 6.82%, remaining principal due November 1, 2008               4,093,838     4,149,577

Loan payable, secured by real estate, monthly installments of $72,005,
including interest at 7.55%, remaining principal due December 1, 2008               9,493,819     9,564,089

Loan payable, secured by real estate, monthly installments of principal and interest based on an amortization schedule of 25 years, including interest at a
specified London interbank offered rates ("LIBOR") plus 135 basis points (2.73%     10,693,259    10,835,791

at December 31, 2002), remaining principal due September 15, 2007; the interest rate is subject to an interest rate swap agreement entered into by the borrower which provides for a fixed rate of 8.68%

Loan payable, secured by Company's interest in mezzanine loan, monthly
principal payments of $34,483 plus interest at 10%, due November 2, 2005                    -     1,620,690

Loan payable, secured by Company's interest in bridge loan with a principal balance of $7,500,000 interest only at 8% due monthly, principal balance due
June 23, 2003                                                                               -     5,000,000

Senior loan participation, secured by Company's interest in short-term bridge loan with a principal balance of $4,750,000, interest only at a specified LIBOR plus 275 basis points (4.13% at December 31, 2002) due
monthly, principal balance due January 8, 2003                                      3,510,000             -

Senior loan participation, secured by Company's interest in short-term bridge loan with a principal balance of $3,300,000 interest only at LIBOR plus 275 basis points (4.19% at December 31, 2002) due monthly, principal
balance due March 29, 2005                                                          2,640,000             -
                                                                                  -----------   -----------

                                                                                  $30,430,916   $36,843,180
                                                                                  ===========   ===========

         As of December 31, 2002, the senior indebtedness secured by real estate underlying the Company's loans maturing over the next five years, and the aggregate indebtedness maturing thereafter is as follows:

2003                          3,884,218
2004                            404,915
2005                          3,078,152
2006                            474,139
2007                         10,266,263
Thereafter                   12,323,229
                            -----------
                            $30,430,916
                            ===========

NOTE 4 -- INVESTMENTS IN REAL ESTATE

         Investments in real estate are comprised of the following at the dates indicated below:

                                           DECEMBER 31,
                                           ------------
                                      2002             2001
                                      ----             ----
Multi-family (1)                 $  66,327,670    $  41,571,480
Office (2)                          84,394,747       71,079,197
Land                                   613,519          613,519
                                 -------------    -------------
  Subtotal                         151,335,936      113,264,196
Less: Accumulated depreciation     (11,817,885)      (8,374,988)
                                 -------------    -------------
Investment in real estate, net   $ 139,518,051    $ 104,889,208
                                 =============    =============

(1) Includes $13.7 million invested in two limited liability companies that each own apartment buildings and a $1.6 million investment in an entity, which is the beneficiary of a trust, that owns an apartment building. Also includes escrow balances totaling $1.2 million at December 31, 2002, which are held for payment of real estate taxes, insurance premiums and repair and replacement.

(2) Includes a $1.5 million investment in a limited partnership that owns an office building. Also includes escrows totaling $2.0 million at December 31, 2002, which are held for payment of real estate taxes, insurance premiums, repair and replacement, tenant improvements and leasing commissions.

  As of December 31, 2002 and 2001, long-term debt secured by the Company's real estate underlying its equity interests in entities owning real estate consisted of the following:

                                                                                       2002          2001
                                                                                       ----          ----
Loan payable, secured by real estate, monthly installments of $8,008, including
interest at 7.33%, remaining principal due August 1, 2008                            1,027,294     1,046,271

Loan payable, secured by real estate, monthly installments of $288,314,
including interest at 6.85%, remaining principal due August 1, 2008                 41,977,745    42,502,302

Loan payable, secured by real estate, monthly installments of $107,255,
including interest at 7.73%, remaining principal due December 1, 2009(1)            14,570,873    14,725,067

Loan payable, secured by real estate, monthly installments of $15,396, including
interest at 7.17%, remaining principal due March 1, 2012(1)                          2,234,784     2,258,378

Loan payable, secured by real estate, monthly payments of $87,960, including
interest at 8.367%, remaining principal due March 11, 2028(2)                       11,418,529    11,559,465

Loan payable, secured by real estate, monthly installments of $37,697, including
interest at 7.27%, remaining principal due January 1, 2010                           5,343,198             -

Loan payable, secured by real estate, monthly installments of $47,720, including
interest at 5.73%, remaining principal due                                           7,588,570             -
                                                                                   -----------   -----------
                                                                                   $84,160,993   $72,091,483
                                                                                   ===========   ===========

(1) These loans both relate to the same real estate underlying the Company's equity interest in the entity owning the real estate.

(2) As an inducement to pay interest at 8.36% from April 11, 1998 onward, rather than 7.89%, the Company received a buy-up premium of $418,482 (balance of $262,589 million and $292,288 at December 31, 2002 and 2001, respectively) which is amortized over the term of the underlying debt.

         As of December 31, 2002, the amount of long-term debt secured by the Company's real estate investments that matures over the next five years, and the aggregate indebtedness maturing thereafter, is as follows:

2003                             1,126,421
2004                             1,207,547
2005                             1,297,137
2006                             1,392,076
2007                             1,478,968
Thereafter                      77,658,844
                               -----------
                               $84,160,993
                               ===========

         Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Unamortized fees as of December 31, 2002 and 2001 were $700,000 and $388,000, respectively. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's real estate investments for the years ended December 31, 2002, 2001 and 2000 was $3.4 million and $3.1 million, $2.9 million, respectively.

         The Company leases space in the buildings it owns to several tenants. Approximate future minimum lease payments under noncancellable leasing arrangements as of December 31, 2002 are as follows:

2003                          $ 13,221,186
2004                            13,117,249
2005                            12,193,925
2006                            11,083,574
2007                             8,368,814
Thereafter                      29,322,297
                                ----------
                              $ 87,307,045
                                ==========

NOTE 5 -- LINES OF CREDIT

         The following is a description of the Company's secured lines of credit at December 31, 2002:

         In October 2002, the Company obtained a $20.0 million line of credit. Each draw on this line must be secured by a pledge of a loan or loans in the Company's portfolio. The line currently bears interest at either 30-day LIBOR plus 2.5% or the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. The minimum interest rate is 4.75%. As of December 31, 2002 there was $10.2 million outstanding under this line and the weighted average interest rate for the year ended December 31, 2002 was 4.75%. Absent any renewal, this Line will terminate in October 2003 and any principal then outstanding must be paid by October 2004.

         In March 2002, the Company obtained a $5 million line of credit secured by a pledge of a $7.5 million first priority mortgage loan in its portfolio. This line of credit bears interest at either 30-day LIBOR plus 2.5% or the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election, with a floor of 5.5%. The line terminates in September 2003. The Company utilized this line throughout 2002; however, as of December 31, 2002, there were no amounts outstanding. The weighted average interest rate for the year ended December 31, 2002 was 5.5%.

         A $20.0 million line of credit that bears interest at The Wall Street Journal prime rate described above. Each draw on this line must be secured by a pledge of a loan or loans in the Company's portfolio. The facility has a two-year term with annual one-year extension options, and an 11-month non-renewal notice requirement. At December 31, 2002 and 2001, there was $20.0 million and $2.0 million, respectively outstanding under this line and the weighted average interest rates for the years ended December 31, 2002, 2001 and 2000 were 4.7%, 6.9%, and 9.3 %, respectively.

NOTE 6 -- SHAREHOLDERS' EQUITY

         In November 2002, the Company issued 550,000 common shares in a public offering at a offering price of $20.70 per share. After offering costs, including underwriters' commissions, of approximately $561,500, the Company received approximately $10.8 million of net proceeds.

         In August 2002, FBR acquired 1,984 common shares pursuant to a partial exercise of the FBR Warrant. The Company received proceeds of $29,760 from this exercise.

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

         In April 2002 and May 2002, Friedman Billings Ramsey ("FBR") acquired 1,190 and 103,455 common shares, respectively, pursuant to partial exercises of its warrant (the "FBR Warrant") to purchase 141,667 of the Company's common shares. The FBR Warrant was issued in connection with the Company's initial public offering in January 1998 with an exercise price of $15.00 per common share. The Company received proceeds of $17,850 and $1.5 million, respectively, from these exercises.

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

         In January 2002 the Company issued 375,000 common shares pursuant to the exercise of an over-allotment option granted by the Company relating to a public offering of common shares by the Company that commenced in December 2001. The exercise price was $16.00 per share, resulting in receipt by the Company, after discounts and commissions, of total net proceeds of $5.7 million.

         In December 2001, the Company issued 2.5 million common shares in a public offering. The net proceeds received by the Company in connection with the public offering were approximately $37.0 million. Total offering costs approximated $2.8 million including underwriting discounts. 125,000 of the common shares sold in the public offering were purchased by Resource America, and 136,179 common shares sold in the public offering were purchased by officers and trustees of the Company, and related persons. The public offering price of the common shares was $16.00 per share. The shares purchased by Resource America, officers and trustees of the Company, and related persons were purchased at $15.12 per share (a price equal to the public offering price less the selling concession).

         In August 2001, the Company issued an additional 338,983 common shares associated with the over allotment of the second quarter offering, at $15.25 per share. After underwriting discounts and commissions, the Company received total net proceeds of $4.9 million.

         In July 2001, the Company issued an additional 2.55 million common shares in a public offering. The net proceeds received by the Company in connection with the public offering were approximately $36.3 million. Total offering costs approximated $2.7 million including underwriting discounts. 105,000 of the common shares sold in the public offering were purchased by Resource America, and 64,899 common shares sold in the public offering were purchased by officers and trustees of the Company, and related persons. The public offering price of the common shares was $15.25 per share. The shares purchased by Resource America, officers and trustees of the Company, and related persons were purchased at $14.41 per share (a price equal to the public offering price less the selling concession).

         In May 2001, the Company issued an additional 420,000 shares associated with the over allotment of its first quarter offering at $13.75 per share. After underwriting discounts and commissions, the Company received total net proceeds of $5.4 million.

         In March 2001, the Company issued 2.8 million common shares in a public offering at an offering price of $13.75 per share. After offering costs, including underwriters' commissions, of approximately $3.6 million, the Company received approximately $35.0 million of net proceeds.

NOTE 7 -- BENEFIT PLANS

401-(K) PROFIT SHARING PLAN

         The Company has a 401(k) savings plan covering substantially all employees. Under the plan, the Company matches 75% of employee contributions for all participants. Contributions made by the Company were approximately $99,700, $67,500 and $30,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

DEFERRED COMPENSATION

         In January 2002 the Company established a supplemental executive retirement plan, or SERP, providing for retirement benefits to Betsy Z. Cohen, its Chairman and Chief Executive Officer, as required by her employment agreement with the Company. The normal retirement benefit is equal to 60% of Mrs. Cohen's average base plus incentive compensation for the three years preceding the termination of employment, less social security benefits, increasing by .05% for each month of employment after Mrs. Cohen reaches age 65. Mrs. Cohen's rights in the SERP benefit vest 25% for each year of service after October 31, 2002. The Company established a trust to serve as the funding vehicle for the SERP benefit and deposited 58,912 of the Company's common shares and $345,000 in this trust. The Company has recorded deferred compensation of $1.25 million for the fair value of the common shares. For the year ended December 31, 2002 the Company recognized $96,000 of compensation expense with regard to this commitment.

NOTE 8 - EARNINGS PER SHARE

         The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                                         YEAR ENDED DECEMBER 31, 2002
                                                         ----------------------------
                                                   INCOME           SHARES          PER SHARE
                                                 (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                                 -----------     -------------       --------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders      $43,504,666       17,433,260       $    2.50
Effect of dilutive securities:
    Options                                                -           97,226            (.02)
    Warrants                                               -            7,850               -
                                                 -----------       ----------       ---------
Net income available to common shareholders
     plus assumed conversions                    $43,504,666       17,538,336       $    2.48
                                                 ===========       ==========       =========

                                                         YEAR ENDED DECEMBER 31, 2001
                                                         ----------------------------
                                                   INCOME           SHARES          PER SHARE
                                                 (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                                 -----------     -------------       --------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders      $26,914,180       10,039,788       $    2.68
Effect of dilutive securities:
    Options                                                -           95,461            (.02)
    Warrants                                               -            7,682            (.01)
                                                 -----------       ----------       ---------
Net income available to common shareholders
     plus assumed conversions                    $26,914,180       10,142,931       $    2.65
                                                 ===========       ==========       =========

                                                          YEAR ENDED DECEMBER 31, 2000
                                                          ----------------------------
                                                   INCOME           SHARES           PER SHARE
                                                 (NUMERATOR)     (DENOMINATOR)         AMOUNT
                                                 -----------     -------------        --------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders      $12,054,725       6,251,828         $    1.93
Effect of dilutive securities:
    Options                                                -          14,094              (.01)
                                                 -----------       ---------         ---------
Net income available to common shareholders
     plus assumed conversions                    $12,054,725       6,265,922         $    1.92
                                                 ===========       =========         =========

         Options to purchase 396,500 shares at $15.00 per share and warrants to purchase 141,667 shares at $15.00 per share were outstanding during 2000. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

NOTE 9 -- STOCK BASED COMPENSATION

         The Company maintains a non-qualified and incentive share option plan (the "Option Plan"). The maximum aggregate number of common shares that may be issued pursuant to options granted under the Option Plan is 1,600,000. The purpose of the Option Plan is to provide a means of performance-based incentive compensation for the Company's key employees.

         In February and April 2002, the Company granted to its employees, executive officers and trustees options to purchase 61,100 common shares at the fair market value on the date of grant. These options, which were exercised in March through May 2002, had exercise prices of $16.92 and $19.85, respectively, per common share. The common shares issued pursuant to these exercises are subject to restrictions that lapse with respect to 25% of these common shares annually on the anniversary date of the grants for each of the next four years. At the time of exercise, the Company provided loans to each person in the amount necessary to exercise such options. Each of these promissory notes bears interest at a rate of 6% per annum. The aggregate principal amount of all these promissory notes was $1.1 million at December 31, 2002. Interest on the outstanding principal amount is payable quarterly and 25% of the original principal amount of each promissory note is payable on each of the first four anniversaries.

         The common shares acquired pursuant to the option exercise secure each note and the maker of such note is personally liable for 25% of the outstanding balance due. Any payments of principal are deemed to first reduce the amount of the maker's personal liability and the Company agrees to accept as full satisfaction of amount due under the note for which the maker is not personally liable the return of all common shares purchased by maker with the proceeds of the note.

         The Company has granted to its officers, trustees and employees options to acquire common shares. The vesting period is determined by the Compensation Committee and the option term is generally ten years after the date of grant. At December 31, 2002, there are 427,682 options outstanding.

A summary of the activity of the Option Plan is presented below.

                                            2002                   2001                    2000
                                            ----                   ----                    ----
                                                WEIGHTED               WEIGHTED                 WEIGHTED
                                                AVERAGE                AVERAGE                  AVERAGE
                                                EXERCISE               EXERCISE                 EXERCISE
                                    SHARES       PRICE       SHARES     PRICE        SHARES       PRICE
                                    ------       -----       ------     -----        ------       -----
Outstanding, January 1,              560,825    $  13.16    586,825    $  12.99     630,000     $  13.19
Granted                               87,100       18.12     10,000       13.65      85,000        11.65
Exercised                           (220,243)      12.41    (36,000)      10.39     (52,175)       10.34
Terminated                                 -           -          -           -     (76,000)       15.00
                                    --------                -------                 -------
Outstanding, December 31             427,682       14.52    560,825       13.16     586,825        12.99
                                    ========                =======                 =======

Options exercisable at
   December 31,                      378,932                508,244                 281,663
                                    ========                =======                 =======
Weighted average fair value of
   options granted during the year              $   5.47               $   3.45                 $   4.34
                                                ========               ========                 ========

                              OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
                     ------------------------------------                       ------------------------------------
                         NUMBER         WEIGHTED AVERAGE        WEIGHTED             NUMBER
    RANGE OF         OUTSTANDING AT         REMAINING            AVERAGE         OUTSTANDING AT     WEIGHTED AVERAGE
 EXERCISE PRICES    DECEMBER 31, 2002   CONTRACTUAL LIFE     EXERCISE PRICE     DECEMBER 31, 2002    EXERCISE PRICE
------------------  -----------------   ----------------    -----------------   -----------------   ----------------
  $ 9.00-11.65           80,682            7.22 years             $11.13              59,432              $10.94
  $13.65-15.00          321,000            5.10 years             $14.96             316,000              $14.98
  $19.21-19.85           26,000            9.35 years             $19.58               3,500              $19.67
                        -------                                                       ------
                        427,682                                                      378,932
                        =======                                                      =======

NOTE 10 -- COMMITMENTS

LEASE OBLIGATIONS

         The Company sub-leases both its downtown and suburban Philadelphia office locations. The annual minimum rent pursuant to the subleases is estimated to be as follows:

2003                                   $   310,435
2004                                       306,579
2005                                       312,921
2006                                       319,264
2007                                       323,493
Thereafter                                 862,648
                                       -----------
    Total                              $ 2,435,340
                                       ===========

         The Company sub-leases a portion of its downtown Philadelphia office space under an operating lease with The Bancorp, Inc., ("Bancorp") whose Chief Executive Officer is, and whose Chairman is a son of, the Chairman and Chief Executive Officer of the Company, at an annual rental based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Bancorp was approximately $183,000, $137,000 and $39,000 for the years ended December 31, 2002, 2001, and 2000 respectively.

         Commencing in 2002 the Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease with The Richardson Group, Inc. ("Richardson") whose Chairman is a trustee and Secretary of the Company, and a son of the Chairman and Chief Executive Officer of the Company. The Senior Vice President and Chief Operating Officer of Richardson is the spouse of the Executive Vice President and Chief Financial Officer of the Company. The annual rental is based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Richardson was approximately $53,000 for the year ended December 31, 2002.

         The Company sub-leases suburban office space at an annual rental of $10,000. This sublease currently terminates in February 2004 but renews automatically each year for a one year term unless prior notice of termination of the sublease is sent by either party to the sublease to the other party thereto.

         Total rental expense was $253,000, $147,000 and $82,000 for the years ended December 31, 2002, 2001 and 2000.

EMPLOYMENT AGREEMENTS

         The Company is party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

NOTE 11 -- TRANSACTIONS WITH AFFILIATES

         Resource America was the sponsor of the Company and held approximately 6.8% of the Company's outstanding common shares at December 31, 2002. The Chairman and Chief Executive Officer of the Company, Betsy Z. Cohen, is (i) the spouse of Edward E. Cohen, the Chairman, Chief Executive Officer and President of Resource America, (ii) the parent of Daniel Cohen, who was, until October 2002, a director of Resource America and (iii) the parent of Jonathan Z. Cohen, the Chief Operating Officer and a director of Resource America. Jonathan Cohen is also a Trustee and the Secretary of the Company. The President and Chief Operating Officer of the Company, Scott F. Schaeffer, was, until October 2002, a director of Resource America.

         During 2002, the Company engaged in the following transactions with Resource America:

         In June 2002, the Company purchased from Resource America a loan with an outstanding balance (including accrued interest) of approximately $2.0 million for a purchase price of approximately $1.8 million. The loan relates to an apartment complex in Bensalem, Pennsylvania.

         In March 2002, the Company provided, as part of a single transaction, three mortgage loans aggregating $18.6 million to finance the acquisition of three commercial properties in Philadelphia, Pennsylvania. Each loan was made to a separate borrower to finance the purchase of a separate property. All three borrowers were limited partnerships in which Resource Properties, Inc., a wholly owned subsidiary of Resource America, was the general partner. As of December 31, 2002, these loans have been fully repaid.


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

         In March 2001, the Company purchased from Resource America two subordinate loans (in the original principal amounts of $18.3 million and $4.9 million) underlying one of the Company's interests in real estate. The purchase price for the loans was $20.2 million. The difference between the purchase price and the underlying face value of the loans resulted in a gain of $4.6 million resulting from the extinguishment of indebtedness underlying an investment in real estate.

         Also in March 2001, the Company sold its entire interest in two loans to Resource America for an aggregate purchase price of $21.6 million, which was the book value of the interests.

         During 2000 the Company engaged in the following transactions with Resource America:

         In May 2000, the Company purchased an interest held by Resource America that is junior to one of the Company's existing loans for $1.8 million (face value plus accrued interest).

         In connection with the Company's January 1998 initial public offering, the Company purchased certain investments from Resource America. In June 2000, the Company received a payment of $300,000 for the termination of the Company's appreciation interest in one of these investments.

         The Company anticipates that it will purchase and sell additional loans and lien interests in loans to and from Resource America, and participate with it in other transactions.

TRANSACTIONS WITH OTHER AFFILIATES:

         Brandywine Construction & Management, Inc. ("Brandywine"), an affiliate of Resource America, provided real estate management services to ten properties underlying the Company's loans and five interests in real estate owned by the Company at December 31, 2002. Brandywine provided real estate management services to ten properties underlying the Company's loans and two interests in real estate owned by the Company at December 31, 2001. Management fees in the amount of $1.0 million, $978,000 and $471,000 were paid to Brandywine for the years ended December 31, 2002, 2001 and 2000, respectively, relating to the properties owned by the Company.

         Betsy Z. Cohen is the Chief Executive Officer and a director of Bancorp. Daniel Cohen is the Chairman of the Board of Bancorp. The Company maintains most of its checking and demand deposit accounts at Bancorp. As of December 31, 2002 and 2001, the Company had $12.6 million and $12.2 million, respectively, on deposit, of which approximately $12.5 million and $12.1 million, respectively, is over the FDIC insurance limit. During the course of 2001, the Company sold loan participations totaling $1.5 million to Bancorp. The loan participations were sold at their current book value; accordingly no gain was recorded on the sale. In January 2001, the Company began paying a fee of $5,000 per month to Bancorp for technical support services provided to the Company by Bancorp. The Company paid $60,000 for each of the years ended December 31, 2002 and 2001. The Company subleases a portion of its downtown Philadelphia office space from Bancorp.

         The Company sub-leases apportion of its downtown Philadelphia office space under an operating lease with Richardson. See Note 10.

         In December 2002, the Company sold a 15.367% interest in a wholly owned limited liability company that owns a property to a partnership whose general partner is a son of the Chairman and Chief Executive Officer of the Company. The buyer paid $513,000, which approximated the book value of the interests in real estate. No gain or loss was recognized on the sale.

         In March 2002, the Company sold its interest in one loan with a book value of $1.2 million for a price of $2.2 million to a partnership whose general partner is a son of the Chairman and Chief Executive Officer of the Company. The Company recognized a gain on sale of approximately $948,000.

         In December 2001, the Company sold its interests in three loans totaling $2.8 to a partnership whose general partner is a son of the Chairman and Chief Executive Officer of the Company. The buyer paid $3.3 million, which included the assumption of debt totaling $646,000. The Company recognized a gain on sale of approximately $535,000.

NOTE 12 -- CONCENTRATIONS OF CREDIT RISK

         The Company believes that it does not concentrate its assets in any way that exposes it to a material loss from any single occurrence or group of occurrences. The Company has no loans or investments with cross default and or cross collateral provisions with other loans or investments in its portfolio.

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book values at December 31, 2002 and 2001 are outlined below.

         For cash and cash equivalents, the recorded book value of $19.7 million and $18.1 million as of December 31, 2002 and 2001, respectively, approximated fair value. The book value of restricted cash of $5.5 million and $ 4.6 million approximated fair value at December 31, 2002 and 2001, respectively. The recorded book value of the secured lines of credit totaling $30.2 million and $2.0 million at December 31, 2002 and 2001, respectively, approximated the fair value of the amounts outstanding.

         The net loan portfolio, senior indebtedness secured by real estate underlying the Company's loans, and long term debt secured by real estate owned at December 31, 2002 and 2001 have been valued using a present value of expected future cash flows. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

         The following tables describe the carrying amounts and fair value estimates of the Company's investments in real estate loans and long-term debt underlying the Company's loans and interests in real estate:

                                                                                               AT DECEMBER 31, 2002
                                                                                               --------------------
                                                                                      CARRYING        ESTIMATED     DISCOUNT
                                                                                       AMOUNT         FAIR VALUE      RATE
                                                                                       ------         ----------      ----
First mortgages and senior loan participations                                      $115,138,000     $117,342,000      7.5%
Mezzanine loans                                                                      143,863,000      153,703,000     11.5%
Senior indebtedness secured by real estate underlying the Company's loans             30,431,000       31,063,000      7.0%
Long-term debt secured by real estate underlying equity interest                      84,161,000       88,757,000      6.0%

                                                                                             AT DECEMBER 31, 2001
                                                                                             --------------------
                                                                                      CARRYING        ESTIMATED     DISCOUNT
                                                                                       AMOUNT         FAIR VALUE      RATE
                                                                                       ------         ----------      ----
First mortgages and senior loan participations                                      $ 72,600,000     $ 73,617,000      9.0%
Mezzanine loans                                                                      124,835,000      131,057,000     11.8%
Senior indebtedness secured by real estate underlying the Company's loans             36,843,000       35,615,000      8.0%
Long-term debt secured by real estate underlying equity interest                      72,091,000       69,466,000      7.7%

NOTE 14 -- SEGMENT REPORTING

         The Company has identified that it has one operating segment; accordingly it has determined that it has one reportable segment. As a group, the executive officers of the Company act as the Chief Operating Decision Maker

("CODM"). The CODM reviews operating results to make decisions about all investments and resources and to assess performance for the entire company. The Company's portfolio consists of one reportable segment, investments in real estate through the mechanism of lending and/or ownership. The CODM manages and reviews the Company's operations as one unit. Resources are allocated without regard to the underlying structure of any investment, but rather after evaluating such economic characteristics as returns on investment, leverage ratios, current portfolio mix, degrees of risk, income tax consequences and opportunities for growth. The Company has no single customer that accounts for 10% or more of revenues.

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations

                                                           FOR THE THREE MONTHS ENDED
                                                           --------------------------
2002                                       DECEMBER 31,    SEPTEMBER 30,    JUNE 30,        MARCH 31,
                                           ------------    -------------  ------------    ------------
Mortgage interest income                   $  9,099,691    $  8,369,948   $  8,037,385    $  8,278,344
Rental income                                 6,705,848       6,175,076      6,466,737       6,663,244
Fee income and other                            461,196         910,754      3,318,310         347,615
Investment income                               637,792         681,589        463,541          96,552
Gain on sale of loans                                 -               -              -         947,974
Gain on sale of interests in real estate      2,850,645               -              -               -
Income from loan satisfaction                         -       3,181,670              -               -
Interest expense                              2,514,734       2,570,182      2,070,940       2,146,602
Property operating expenses                   3,592,573       3,291,188      3,255,602       2,879,244
Other operating expenses                      1,886,420       2,152,674      1,963,312       1,807,657
                                           ------------    ------------   ------------    ------------

Net income before minority interest          11,761,445      11,304,993     10,996,119       9,500,226

Minority interest                               (76,717)        128,553        (38,971)        (70,983)
                                           ------------    ------------   ------------    ------------

Net income                                 $ 11,684,728    $ 11,433,546   $ 10,957,148    $  9,429,243
                                           ============    ============   ============    ============

Basic earnings per share:
   Net income                              $       0.63    $       0.63   $       0.62    $       0.61
Diluted earnings per share
   Net income                              $       0.63    $       0.63   $       0.62    $       0.60

                                                             FOR THE THREE MONTHS ENDED
                                                             --------------------------
2001                                          DECEMBER 31,   SEPTEMBER 30,   JUNE 30,       MARCH 31,
                                              -----------    -----------   -----------    -------------
Mortgage interest income                      $ 7,483,110    $ 5,877,477   $ 5,458,946    $   4,843,825
Rental income                                   6,101,694      5,701,081     5,566,242        4,782,392
Fee income and other                              828,956      2,588,282     1,479,660          677,700
Investment income                                 229,763        139,217        61,872           75,321
Gain on sale of loans                             534,958              -             -                -
Gain on early extinguishment of debt                    -              -             -        4,633,454
Interest expense                                2,141,820      2,592,566     2,743,079        3,150,075
Property operating expenses                     3,290,596      3,439,836     3,125,134        2,323,676
Other operating expenses                        2,117,040      1,650,642     1,780,763        1,835,511
                                              -----------    -----------   -----------    -------------

Net income before minority interest             7,629,025      6,623,013     4,917,744        7,703,430

Minority interest                                  (9,294)        26,831        23,667             (236)
                                              -----------    -----------   -----------    -------------

Net income                                    $ 7,619,731    $ 6,649,844   $ 4,941,411    $   7,703,194
                                              ===========    ===========   ===========    =============

Basic earnings per share:
   Net income                                 $      0.60    $      0.57   $      0.53    $        1.20
Diluted earnings per share

   Net income                                 $      0.60    $      0.56   $      0.53    $        1.19

NOTE 16 -- SUBSEQUENT EVENTS

         On February 10, 2003, the Company issued 1.75 million common shares in a public offering at an offering price of $20.75 per share. After offering costs, including the underwriter's discount and expenses, of approximately $1.7 million, the Company received approximately $34.6 million of net proceeds.

         On March 4, 2003, the Company issued an additional 262,500 common shares pursuant to the underwriter's exercise of its over-allotment option in connection with this offering. The exercise price was $20.75 per share, resulting in receipt by the Company of total net proceeds of approximately $5.2 million in connection with this offering.

                                   SCHEDULE IV

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2002

                                                             PERIODIC                             FACE AMOUNT        BOOK VALUE
   LOAN TYPE/PROPERTY TYPE           MATURITY DATE         PAYMENT TERMS        PRIOR LIENS        OF LOANS           OF LOANS
   -----------------------           -------------         -------------        ------------       --------           --------
FIRST MORTGAGES AND SENIOR
LOAN PARTICIPATIONS

Residential                                 6/22/2003       interest only       $          -     $  7,500,000       $  7,500,000
Residential                                 6/28/2013       interest only                          10,640,000         10,640,000
Residential                                 6/28/2013       interest only                          12,080,000         12,080,000
Residential                                 6/28/2013       interest only                          12,080,000         12,080,000
Residential                                 11/1/2003       interest only                          14,700,000         14,700,000
Commercial                                   1/8/2003       interest only          3,510,000        4,750,000          4,750,000
Commercial                                  8/12/2003       interest only                           6,440,000          6,440,000
Commercial                                  3/30/2003       interest only                          35,000,000         35,000,000
All other residential             7/31/2003-3/29/2005                              2,640,000        3,894,772          3,894,772
All other commercial                3/11/03-7/26/2005                                      -        8,053,050          8,053,050
                                                                                                 ------------       ------------

Total first mortgages and
senior loan participations                                                      $  6,150,000     $115,137,822       $115,137,822
                                                                                ------------     ------------       ------------

Mezzanine loans

Residential                                10/31/2008       interest only       $  4,093,838     $  5,675,000       $  5,675,000
Residential                                  9/8/2007       interest only         10,693,259       14,463,288         14,463,288
Residential                                  6/4/2011       interest only         13,338,766        6,168,037          6,168,037
Residential                                12/30/2017       interest only         11,866,994        4,600,642          4,600,642
Commercial                                 11/30/2008       interest only          9,493,819       12,618,075         12,618,075
Commercial                                  7/10/2006       interest only         15,936,228        6,950,000          6,950,000
Commercial                                  8/30/2004       interest only         24,106,342        5,068,156          5,068,156
Commercial                                  9/18/2004       interest only         24,052,870        7,752,134          7,752,134
Commercial                                  9/24/2011       interest only         16,954,777        7,930,626          7,930,626
Commercial                                  7/29/2003       interest only         29,959,938        7,612,700          7,612,700
Commercial                                  7/10/2004       interest only         12,064,984        7,080,000          7,080,000

All other residential              4/4/2003-6/28/2013                            121,023,759       22,548,225         22,548,225

All other commercial               3/11/2003-5/1/2021                            184,372,918       35,396,558         35,396,558
                                                                                ------------     ------------       ------------

Total mezzanine loans                                                           $477,958,493     $143,863,441       $143,863,441
                                                                                ------------     ------------       ------------

Grand Total                                                                     $484,108,493     $259,001,263       $259,001,263
                                                                                ============     ============       ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be set forth in our definitive proxy statement with respect to our 2003 annual meeting of shareholders, to be filed on or before April 30, 2003 and is incorporated herein by reference. We have set the date of our annual meeting of shareholders for Tuesday, May 27, 2003 at 10:00 a.m.

         Since the month and date of the 2003 annual meeting has been advanced more than 30 days from the month and date of the 2002 annual meeting, the following shareholder information is updated from our 2002 proxy materials:

         - Shareholders who desire to submit proposals for inclusion in our proxy statement for this meeting, subject to compliance with the eligibility standards specified in the relevant SEC rules, must submit such proposals to our Secretary a reasonable time before we begin to print and mailing our proxy.

         - The proxy for this meeting may confer discretionary authority to vote on any matter, including any shareholder proposal, where we have not received notice of the matter a reasonable time before the anticipated proxy mailing date.

         - As provided in our by-laws, a shareholder who is entitled to vote at this meeting may nominate a person for election as a trustee if the shareholder has filed the nomination with our Secretary on or before May 7, 2003.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will be set forth in our definitive proxy statement with respect to our 2003 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item other than the information referenced in the following sentence will be set forth in our definitive proxy statement with respect to our 2003 annual meeting of shareholders, and is incorporated herein by reference. The information under the caption "Equity Compensation Plan Information" set forth in Item 5 above is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be set forth in our definitive proxy statement with respect to our 2003 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We necessarily applied our judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding our control objectives.

         During the 90 days prior to the date this Annual Report was filed with the SEC, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Our chief executive officer and chief financial officer participated and provided input into this process. Based upon the foregoing, these senior officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in the our Securities Exchange Act reports.

         There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date our chief executive officer and chief financial officer carried out their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) Listed below are all financial statements, financial statement schedules, and exhibits filed as part of this 10-K and herein included.

(1) Financial Statements

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Income for the three years ended December 31, 2002

Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2002

Consolidated Statements of Cash Flows for the three years ended December 31,
2002

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule IV - Mortgage Loans on Real Estate

All other schedules are not applicable or are omitted since either (i) the required information is not material or (ii) the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits

The Exhibits furnished as part of this annual report on Form 10-K are identified in the Exhibit Index immediately following the signature pages and certifications of this annual report. Such Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K

We filed three reports on Form 8-K during the quarter ending December 31, 2002:

- A report on Form 8-K was dated October 24, 2002 and was filed on November 1, 2002. Pursuant to Item 5 "Other Events and Required FD Disclosure," we reported that we issued a press release regarding our earnings for the third quarter of fiscal 2002.

-  A report on Form 8-K was dated October 31, 2002 and was filed on November
7, 2002. Pursuant to Item 5 "Other Events and Required FD Disclosure," we reported that we entered into a purchase agreement with an underwriter and filed a prospectus supplement relating to a public offering of our common shares of beneficial interest.

- A report on Form 8-K was dated November 14, 2002 and was filed on November 14, 2002. Pursuant to Item 9 "Regulation FD Disclosure," we filed certifications made by our Chief Executive Officer and Chief Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RAIT INVESTMENT TRUST

March 31, 2003                 By: /s/ Betsy Z. Cohen
                                   ----------------------
                                   Betsy Z. Cohen
                                   Chairman, Chief Executive Officer and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ Betsy Z. Cohen
--------------------------------
              Betsy Z. Cohen           Chairman, Chief Executive Officer and Trustee             March 31, 2003
                                              (Principal Executive Officer)

By:     /s/ Scott F. Schaeffer
--------------------------------
            Scott F. Schaeffer         President and Chief Operating Officer                     March 31, 2003


By:     /s/ Ellen J. DiStefano
--------------------------------
            Ellen J. DiStefano         Executive Vice President and Chief Financial Officer      March 31, 2003
                                              (Principal Financial Officer and
                                                Principal Accounting Officer)

By:     /s/ Jonathan Z. Cohen
--------------------------------
            Jonathan Z. Cohen          Secretary and Trustee                                     March 31, 2003


By:      /s/ Edward S. Brown
--------------------------------
             Edward S. Brown           Trustee                                                   March 31, 2003


By:      /s/ Arthur Makadon
--------------------------------
             Arthur Makadon            Trustee                                                   March 31, 2003


By:      /s/ Joel R. Mesznik
--------------------------------
             Joel R. Mesznik           Trustee                                                   March 31, 2003


By:      /s/ Daniel Promislo
--------------------------------
             Daniel Promislo           Trustee                                                   March 31, 2003


                                 CERTIFICATIONS

I, Betsy Z. Cohen, certify that:

1. I have reviewed this annual report on Form 10-K of RAIT Investment Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                /s/ Betsy Z. Cohen
                         ------------------------------
                         Name:  Betsy Z. Cohen
                         Title: Chief Executive Officer

                                 CERTIFICATIONS

I, Ellen J. DiStefano, certify that:

1. I have reviewed this annual report on Form 10-K of RAIT Investment Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                /s/ Ellen J. DiStefano
                         ------------------------------
                         Name:  Ellen J. DiStefano
                         Title: Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                                  DESCRIPTION OF DOCUMENTS
------                                                  ------------------------
3.1              Amended and Restated Declaration of Trust of RAIT Investment Trust (1)
3.1.1            Articles of Amendment of Amended and Restated Declaration of Trust of RAIT Investment Trust (2)
3.1.2            Articles of Amendment of Amended and Restated Declaration of Trust of RAIT Investment Trust (3)
3.1.3            Certificate of Correction to the Amended and Restated Declaration of Trust of RAIT Investment Trust (4)
3.2              By-laws of RAIT Investment Trust, as amended (1)
3.3              Articles of Incorporation of RAIT General, Inc. (1)
3.4              By-laws of RAIT General, Inc. (1)
3.5              Articles of Incorporation of RAIT Limited, Inc. (1)
3.6              By-laws of RAIT Limited, Inc. (1)
4                Form of Certificate for common shares of RAIT Investment Trust (3)
10.1             Form of Indemnification Agreement (1)
10.2             Form of Loan Purchase and Sale Agreement between RAIT Partnership, L.P., as buyer, and Resource America,
                 Inc., as seller (1)
10.3             Employment Agreement dated January 23, 2002 between Betsy Z. Cohen and RAIT Investment Trust (Corrected)
10.4             Employment Agreement dated January 23, 2002 between Scott F. Schaeffer and RAIT Investment Trust (5)
10.5             Revolving Credit Loan and Security Agreement between RAIT Investment Trust, RAIT Partnership, L.P., as borrower, and Sovereign Bank, as lender, dated April 21, 1999 (3)
10.5.1           First Amendment dated October 29, 1999 to Revolving Credit Loan and Security Agreement between RAIT
                 Investment Trust, RAIT Partnership, L.P., as borrower, and Sovereign Bank, as lender (3)
10.6             Loan and Security Agreement dated October 1, 2002 by and between RAIT Partnership, L.P., as borrower, and
                 Commerce Bank, N.A., as lender.
10.7             First Amendment to Loan and Security Agreement dated October 17, 2002 by and between RAIT Partnership, L.P.
                 as borrower, and Commerce Bank, N.A., as lender.
10.8             Guarantee and Surety Agreement made as of October 1, 2002 by RAIT Investment Trust, as guarantor, for the benefit of Commerce Bank, N.A.
10.9             Amended and Restated RAIT Investment Trust 1997 Stock Option Plan (as amended through July 16, 2002) (6)
21               List of Subsidiaries
23               Consent of Grant Thornton LLP

         (1) Incorporated by reference to RAIT Investment Trust's Registration Statement on Form S-11 (Registration No. 333-35077)

         (2) Incorporated by reference to RAIT Investment Trust's Registration Statement on Form S-11 (Registration No. 333-53067)

         (3) Incorporated by reference to RAIT Investment Trust's Registration Statement on Form S-2 (Registration No. 333-55518)

         (4) Incorporated by reference to RAIT Investment Trust's Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

         (5) Incorporated by reference to RAIT Investment Trust's Annual Report on Form 10-K/A for its fiscal year ended December 31, 2001 (File No. 1-14760).

         (6) Incorporated by reference to RAIT Investment Trust's Registration Statement on Form S-8 (Registration No. 333-100766)