Form 10-Q
period 2003-03-31
RAIT INVESTMENT TRUST
filed 2003-05-15
CIK 1045425

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
   For the transition period from ----------------- to ------------------

                         Commission file number 1-14760

                              RAIT INVESTMENT TRUST
                   ------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           MARYLAND                                           23-2919819
           --------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


             1818 MARKET STREET, 28TH FLOOR, PHILADELPHIA, PA 19103
             ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (215) 861-7900
                                 ---------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]  No  [   ]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ X ]  No  [   ]

As of May 13, 2003, 20,846,663 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                                                   PAGE
                                                                                                                   ----
                                       PART I. FINANCIAL INFORMATION                                                 1

ITEM 1.  FINANCIAL STATEMENTS                                                                                        1
     Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002                                 1
     Consolidated Statements of Income (unaudited) for the three months ended March 31, 2003 and 2002                2
     Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2003
       and 2002                                                                                                      3
     Notes to Consolidated Financial Statements - March 31, 2003 (unaudited)                                         4
     Report of Independent Certified Public Accountants                                                             11
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      12
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                 16
ITEM 4.  CONTROLS AND PROCEDURES                                                                                    16

                                         PART II. OTHER INFORMATION                                                 17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                           17
SIGNATURES                                                                                                          18
CERTIFICATIONS                                                                                                      19
EXHIBIT INDEX                                                                                                       21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31, 2003
                                                                          (UNAUDITED)       DECEMBER 31, 2002
                                                                          -----------       -----------------
ASSETS
         Cash and cash equivalents                                        $   7,608,886         $  19,666,189
         Restricted cash                                                     10,592,220             5,484,342
         Tenant escrows                                                         164,206               428,346
         Accrued interest receivable                                         10,782,539             7,421,907
         Investments in real estate loans, net                              292,055,021           258,921,926
         Investments in real estate, net                                    111,568,285           139,518,051
         Furniture, fixtures and equipment, net                                 659,036               611,224
         Prepaid expenses and other assets                                    8,372,379             5,911,495
         Goodwill, net                                                          887,143               887,143
                                                                          -------------         -------------
                              Total assets                                $ 442,689,715         $ 438,850,623
                                                                          =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

         Accounts payable and accrued liabilities                         $     964,459         $     421,149
         Accrued interest payable                                               513,147               677,309
         Tenant security deposits                                               399,838               657,921
         Borrowers' escrows                                                  10,343,283            10,150,938
         Dividends payable                                                   12,920,473                    --
         Senior indebtedness secured by real estate underlying the
              Company's loans                                                30,030,107            30,430,916
         Long-term debt secured by real estate underlying
              equity interests                                               67,116,070            84,160,993
         Secured lines of credit                                                     --            30,243,155
                                                                          -------------         -------------
                  Total liabilities                                       $ 122,287,377         $ 156,742,381

Minority interest                                                             3,239,785             4,513,579

Shareholders' equity:
         Preferred Shares, $.01 par value; 25,000,000 authorized                     --                    --
              shares
         Common Shares, $.01 par value; 200,000,000 authorized
              shares; issued and outstanding 20,839,472 and
              18,803,471 shares, respectively                                   208,395               188,035
         Additional paid-in-capital                                         314,595,220           274,606,899
         Retained earnings                                                    4,580,170             5,079,319
         Loans for stock options exercised                                   (1,068,972)           (1,068,972)
         Deferred compensation                                               (1,152,260)           (1,210,618)
                                                                          -------------         -------------
                  Total shareholders' equity                                317,162,553           277,594,663
                                                                          -------------         -------------
                  Total liabilities and shareholders' equity              $ 442,689,715         $ 438,850,623
                                                                          =============         =============

  The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST
                                and Subsidiaries
                        Consolidated Statements of Income

                                   (unaudited)

                                                  For the three months
                                                     ended March 31,
                                                2003                 2002
                                                ----                 ----
REVENUES
Interest income                            $  8,540,657        $  8,091,844
Rental income                                 6,846,335           6,663,244
Fee income and other                            532,180             338,044
Investment income                             2,356,871             106,123
Gain on sale of loan                                 --             947,974
Gain on sale of property interest             2,372,220                  --
                                           ------------        ------------
         Total revenues                      20,648,263          16,147,229
                                           ------------        ------------
COSTS AND EXPENSES
Interest                                      2,217,996           2,146,602
Property operating expenses                   3,801,344           2,879,244
Salaries and related benefits                   704,186             453,591
General and administrative                      549,744             313,046
Depreciation and amortization                   977,379             854,520
                                           ------------        ------------
Total costs and expenses                      8,250,649           6,647,003
                                           ------------        ------------

Net income before minority interest          12,397,614           9,500,226
Minority interest                                23,712             (70,983)
                                           ------------        ------------
Net income                                 $ 12,421,326        $  9,429,243
                                           ============        ============

Net income before minority interest        $        .62        $        .61
Minority interest                                    --                  --
                                           ------------        ------------

Net income per common share-basic          $        .62        $        .61
                                           ============        ============

Net income before minority interest        $        .62        $        .61
Minority interest                                    --                (.01)
                                           ------------        ------------
Net income per common share-diluted        $        .62        $        .60
                                           ============        ============

  The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST

                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                 2003                  2002
                                                                                  ----                  ----
Cash flows from operating activities
    Net income                                                               $ 12,421,324         $  9,429,243
    Adjustments to reconcile net income to net cash provided by operating activities:
      Minority interest                                                           (23,712)              70,983
      Depreciation and amortization                                               977,379              854,520
      Accretion of loan discounts                                                (286,371)            (246,837)
      Deferred compensation                                                        58,358                   --
      Decrease (increase) in tenant escrows                                       264,140             (120,178)
      Increase in accrued interest receivable                                  (3,360,632)            (870,077)
      Increase in prepaid expenses and other assets                              (557,448)          (2,866,537)
      Increase (decrease) in accounts payable and accrued liabilities             543,105           (1,071,722)
      (Decrease) increase in accrued interest payable                            (164,162)              32,424
      Decrease in tenant security deposits                                       (258,083)            (168,358)
      Decrease in borrowers' escrows                                           (4,574,264)          (1,131,518)
                                                                             ------------         ------------

         Net cash provided by operating activities                              5,039,634            3,911,943

Cash flows from investing activities
      Purchase of furniture, fixtures and equipment                               (69,147)              (4,285)
      Real estate loans purchased                                              (8,000,000)                  --
      Real estate loans originated                                            (32,770,953)         (50,106,107)
      Principal repayments from real estate loans                               9,194,812            9,805,966
      Investment in real estate and improvements                                 (448,912)          (3,537,016)
      Proceeds from sale of loan                                                       --            1,237,167
      Proceeds from disposition of interests in real estate                     5,871,812                   --
                                                                             ------------         ------------

          Net cash used in investing activities                               (26,222,388)         (42,604,275)

Cash flows from financing activities
     (Repayments) advances on secured lines of credit                         (30,243,155)           3,000,000
      Issuance of common shares, net                                           40,008,681           29,473,713
      Principal repayments on senior indebtedness                              (3,600,809)          (5,196,528)
      Principal repayments on long-term debt                                     (239,266)            (223,307)
      Proceeds of senior indebtedness underlying real estate loans              3,200,000            2,950,000
                                                                             ------------         ------------
         Net cash provided by financing activities                              9,125,451           30,003,878
                                                                             ------------         ------------
Net change in cash and cash equivalents                                       (12,057,303)          (8,688,454)
                                                                             ------------         ------------
Cash and cash equivalents, beginning of period                                 19,666,189           18,064,909
                                                                             ------------         ------------
Cash and cash equivalents, end of period                                     $  7,608,886         $  9,376,455
                                                                             ============         ============

  The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly RAIT Investment
Trust's (the "Company") consolidated financial position at March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

STOCK BASED COMPENSATION

      The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                                      FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          2003             2002
                                                                          ----             ----
Net income as reported                                                $12,421,000      $9,429,000
Less: stock based compensation determined
under fair value based method for all awards                              (26,000)       (247,000)
                                                                         --------       ---------
Pro forma net income                                                  $12,395,000      $9,182,000
                                                                      ===========      ==========

Net income per share-basic                        as reported               $0.62           $0.61
                                                   pro forma                $0.62           $0.59
Net income per share-diluted                      as reported               $0.62           $0.60
                                                   pro forma                $0.62           $0.58

      The Company granted options to purchase 24,850 and 49,100 common shares during the quarters ended March 31, 2003 and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 10.7% and 11.0%; expected volatility of 22.0% and 22.0%; risk-free interest rate of 4.0% and 4.8% and expected lives of five years and five years.

VARIABLE INTEREST ENTITIES

      In January 2003, the FASB issued FASB Interpretation 46, or FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest. The Company refers to these entities as variable interest entities. Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

which an enterprise holds a variable interest that it acquired before February 1, 2003.

      Some of the financing structures that the Company offers to its borrowers involve the creation of entities that could be deemed variable interest entities and, therefore, could be subject to FIN 46. These entities would include certain majority-owned subsidiaries reported in the Company's consolidated financial statements. The Company is assessing the impact of FIN 46 on all variable interest entities with which it is involved and whether or not such entities would be required to be consolidated on the Company's balance sheet. At this time, the Company does not believe that the implementation of FIN 46 will have a material impact with respect to its current portfolio of real estate investments on its consolidated balance sheet, earnings or capital resources, however, the complexity of the new consolidation rules and their evolving clarification make forecasting their effect impracticable.

      Certain reclassifications have been made to the consolidated financial statements as of and for the three months ended March 31, 2002 to conform to the presentation for the three months ended March 31, 2003.

NOTE 2 - CONSOLIDATED STATEMENT OF CASH FLOWS

      Investments in real estate received in conjunction with the Company's disposition of certain investments in real estate totaled $1.9 million for the three months ended March 31, 2003.

NOTE 3 - RESTRICTED CASH AND BORROWERS' ESCROWS

      Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events and to serve as additional collateral for borrowers' loans.

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS

      The Company's portfolio of real estate loans consisted of the following at March 31, 2003:

First mortgages and senior loan participations                     $132,510,822
Mezzanine loans                                                     158,967,371
Unearned (fees) costs                                                   802,985
Less: Allowance for loan losses                                        (226,157)
                                                                      ---------
  Investments in real estate loans                                  292,055,021
Less: Senior indebtedness secured by real estate
  underlying the Company's loans                                    (30,030,107)
                                                                   ------------
  Net investments in real estate loans                            $ 262,024,914
                                                                  =============

      The following is a summary description of the Company's portfolio of real estate loans as of March 31, 2003:

                                                   AVERAGE
                                        NUMBER      LOAN
         TYPE OF LOAN                  OF LOANS   TO VALUE            YIELD RANGE           RANGE OF MATURITIES
         ------------                  --------   --------            -----------           -------------------
First mortgages and senior loan
  participations                          17        77.0%              7.8%-12.8%              6/22/03-6/28/13
Mezzanine loans                           37        82.0%           9.0%-21.4%(1)               7/29/03-5/1/21

(1)   Includes points charged.

      As of March 31, 2003, approximately $137.0 million in principal amount of the loans were secured by multi-family properties, $106.2 million in principal amount of the loans were secured by office buildings and $48.2 million in principal amount of the loans were secured by retail and other properties.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

         As of March 31, 2003, senior indebtedness secured by real estate underlying the Company's loans consisted of the following:

        Loan payable, secured by real estate, monthly installments of $28,090,
        including interest at 6.82%, remaining principal due November 1, 2008                     $4,079,294

        Loan payable, secured by real estate, monthly installments of $72,005,
        including interest at 7.55%, remaining principal due December 1, 2008                      9,455,536

        Loan payable, secured by real estate, monthly installments of principal and interest based on an amortization schedule of 25 years, including interest at a specified London interbank offered rate ("LIBOR") plus 135 basis points (2.66% at March 31, 2003), remaining principal due
        September 15, 2007; the interest rate is subject to an interest rate swap agreement entered into by the borrower which provides for a fixed
        rate of 8.68%                                                                             10,655,277

        Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $3,300,000, payable interest only at LIBOR plus 275 basis points (4.06% at March 31, 2003) due monthly, principal
        balance due March 29, 2005                                                                 2,640,000

        Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $6,440,000, payable interest only at 5.75%
        due monthly, principal balance due August 12, 2003                                         3,200,000
                                                                                                 -----------
                                                                                                 $30,030,107
                                                                                                 ===========

         As of March 31, 2003, the senior indebtedness secured by real estate underlying the Company's loans maturing in the remainder of 2003, over the next four years, and the aggregate indebtedness maturing thereafter is as follows:

2003                 $3,483,410
2004                    404,915
2005                  3,078,152
2006                    474,139
2007                 10,266,262
Thereafter           12,323,229
                    -----------
                    $30,030,107
                    ===========

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 5 - INVESTMENTS IN REAL ESTATE

      Investments in real estate are comprised of the following at March 31, 2003:

Multi-family (1)                      $  38,010,331
Office (2)                               83,455,420
Land                                        613,519
                                      -------------
  Subtotal                              122,079,270
Less: Accumulated depreciation          (10,510,985)
                                      -------------
Investment in real estate, net        $ 111,568,285
                                      =============


(1) Includes $7.4 million invested in three limited liability companies that each own apartment buildings and a $1.8 million investment in an entity which is the beneficiary of a trust that owns an apartment building. Also includes escrow balances totaling $198,000 at March 31, 2003 which are held for payment of real estate taxes, insurance premiums and repair and replacement costs.

(2) Includes a $1.6 million investment in a limited partnership that owns an office building. Also includes escrows totaling $778,000 at March 31, 2003 which are held for payment of real estate taxes, insurance premiums, repair and replacement costs, tenant improvements and leasing commissions.

      As of March 31, 2003, long-term debt secured by real estate underlying the Company's equity interests in entities owning real estate consisted of the following:

Loan payable, secured by real estate, monthly installments of
$8,008, including interest at 7.33%, remaining principal due
August 1, 2008.                                                       $ 1,022,069

Loan payable, secured by real estate, monthly installments of
$288,314, including interest at 6.85%, remaining principal due
August 1, 2008.                                                        41,830,997

Loan payable, secured by real estate, monthly payments of
$87,960, including interest at 8.36%, remaining principal due
March 11, 2028; as an inducement to pay interest at 8.36% from
April 11, 1998 onward, rather than 7.89%, the Company received a buy-up premium of $418,482 (balance of $256,704 at March 31,
2003) which is amortized over the term of the underlying debt.         11,381,908

Loan payable, secured by real estate, monthly installments of
$37,697, including interest at 7.27%, remaining principal due
January 1, 2010.                                                        5,327,123

Loan payable, secured by real estate, monthly installments of
$47,720, including interest at 5.73%, remaining principal due
November 1, 2012.                                                       7,553,973
                                                                      -----------
                                                                      $67,116,070
                                                                      ===========

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

      As of March 31, 2003, the amount of long-term debt secured by the Company's real estate investments that matures over remainder of 2003, over the next four years and the aggregate indebtedness maturing thereafter, is as follows:

2003                   $695,362
2004                  1,000,441
2005                  1,073,605
2006                  1,150,815
2007                  1,233,617
Thereafter           61,962,231
                   ------------
                   $ 67,116,070
                   ============

      Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Unamortized fees as of March 31, 2003 were $671,000. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's real estate investments for the three months ended March 31, 2003 was $915,000.

NOTE 6 - LINES OF CREDIT

      As of March 31, 2003 there were no amounts outstanding on the Company's secured lines of credit. The following is a description of the available credit facilities:

      $20.0 million line of credit which bears interest at either 30-day LIBOR plus 2.5% or the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. The minimum interest rate is 4.75%. Each draw on this line must be secured by a pledge of a loan or loans in the Company's portfolio. Absent any renewal, this line will terminate in October 2003 and any principal then outstanding must be paid by October 2004.

      $5 million line of credit which bears interest at either 30-day LIBOR plus 2.5% or The Wall Street Journal prime rate, as described above, at the Company's election, with a minimum interest rate of 5.5%. The line is secured by a pledge of a $7.5 million first priority mortgage loan in the Company's portfolio and terminates in September 2003.

      $20.0 million line of credit which bears interest at The Wall Street Journal prime rate described above. Each draw on this line must be secured by a pledge of a loan or loans in the Company's portfolio. The facility has a two-year term with annual one-year extension options, and an 11-month non-renewal notice requirement.

NOTE 7 - RELATED PARTY TRANSACTIONS

      In the ordinary course of its business operations, the Company has ongoing relationships with several related entities. Certain of these transactions with these related entities in the three months ended March 31, 2003 are described below.

      Resource America, Inc. ("Resource America"), which was the sponsor of the Company, owned 5.2% of the Company's outstanding common shares of beneficial interest as of April 4, 2003. Resource America has the right to nominate one person for election to the Board of Trustees until such time as its ownership of outstanding common shares is less than 5%. Currently, Jonathan Z. Cohen is serving as Resource America's nominee. The Chairman and Chief Executive Officer of the Company, Betsy Z. Cohen, is (i) the spouse of Edward E. Cohen, the Chairman, Chief Executive Officer and President of Resource America, (ii) the parent of Daniel G. Cohen, who was, until October 2002, a director of Resource America and (iii) the parent of Jonathan Z. Cohen, the Chief Operating Officer and a director of Resource America. Jonathan Cohen is also a Trustee and the Secretary of the Company. The

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

President and Chief Operating Officer of the Company, Scott F. Schaeffer, was, until October 2002, a director of Resource America.

      Brandywine Construction & Management, Inc. ("Brandywine"), an affiliate of Resource America, provided real estate management services to fifteen properties underlying the Company's investments in real estate at March 31, 2003. Management fees in the amount of $289,000 were paid to Brandywine for the three months ended March 31, 2003 relating to these properties. The Company believes that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties. The Company continues to use Brandywine to provide real estate management services to properties underlying the Company's investments.

      Betsy Z. Cohen is the Chief Executive Officer and a director of The Bancorp, Inc. ("Bancorp"), the holding company for The Bancorp Bank, an Internet bank. Daniel G. Cohen is the Chairman of the Board of Bancorp. The Company maintains most of its checking and demand deposit accounts at Bancorp. As of March 31, 2003, the Company had $3.6 million on deposit, of which approximately $3.5 million is over the FDIC insurance limit. The Company pays a fee of $5,000 per month to Bancorp for information system technical support services. The Company paid fees aggregating $15,000 for these services for the three months ended March 31, 2003.

      The Company sub-leases a portion of its downtown Philadelphia office space under an operating lease from Bancorp. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Bancorp was approximately $61,000 for the three months ended March 31, 2003. The Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease from The Richardson Group, Inc. ("Richardson"), a sales consulting company, whose Chairman is Jonathan Z. Cohen. The Senior Vice President and Chief Operating Officer of Richardson is the spouse of Ellen J. DiStefano, the Executive Vice President and Chief Financial Officer of the Company. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Richardson was approximately $13,000 for the three months ended March 31, 2003. With respect to both sub-leases, the Company pays rent based upon the square footage it occupies at the amount paid per square foot by each of Bancorp and Richardson under their respective leases with an unaffiliated lessor.

      Daniel G. Cohen is the principal owner of the corporate parent of Cohen Brothers & Company ("Cohen Brothers"), a registered broker-dealer. In March 2003, Jonathan Z. Cohen sold his 50% equity interest in this corporate parent to Daniel G. Cohen. Cohen Brothers acted as a dealer in a public offering the Company made of its common shares in February 2003 wherein Cohen Brothers was allocated 150,000 common shares at the public offering price less a concession of $0.48 per share.

NOTE 8 - SHAREHOLDERS' EQUITY

      On February 10, 2003, the Company issued 1.75 million common shares in a public offering at an offering price of $20.75 per share. After offering costs, including the underwriter's discount and expenses, of approximately $1.7 million, the Company received approximately $34.6 million of net proceeds. On March 4, 2003, the Company issued an additional 262,500 common shares pursuant to the underwriter's exercise of its over-allotment option in connection with this offering. The exercise price was $20.75 per share, resulting in receipt by the Company of net proceeds of approximately $5.2 million.

      On March 21, 2003 the Board of Trustees of the Company declared a cash dividend of $0.62 per common share payable on April 16, 2003 to shareholders of record on April 3, 2003.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 9 - EARNINGS PER SHARE

         The Company's calculation of earnings per share for the quarters ended March 31, 2003 and 2002 in accordance with SFAS No. 128 is as follows:

                                                             Quarter ended March 31, 2003
                                                   ----------------------------------------------
                                                      Income            Shares          Per share
                                                   (numerator)       (denominator)        Amount
                                                   -----------       -------------      ---------
Basic earnings per share
  Net income available to common
shareholders                                       $12,421,326         19,970,949        $ 0.62
Effect of dilutive securities
    Options                                                 --            136,298            --
    Warrants                                                --              3,581            --
                                                   -----------        -----------        ------
Net income available to common shareholders
plus assumed conversions                           $12,421,326         20,110,828        $ 0.62
                                                   ===========        ===========        ======

      Options to purchase 24,850 common shares at $21.51 per share were outstanding as of March 31, 2003. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                             Quarter ended March 31, 2002
                                                   ----------------------------------------------
                                                      Income             Shares        Per share
                                                   (numerator)       (denominator)       amount
                                                   -----------       -------------     ---------
Basic earnings per share
  Net income available to common
shareholders                                       $9,429,244        15,556,698        $ 0.61
Effect of dilutive securities
Options                                                    --           121,173          (.01)
Warrants                                                   --            18,905            --
                                                   ----------        ----------        ------
Net income available to common shareholders
plus assumed conversions                           $9,429,244        15,696,776        $ 0.60
                                                   ==========        ==========        ======

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Trustees and Shareholders
RAIT Investment Trust

      We have reviewed the accompanying consolidated balance sheet of RAIT Investment Trust and Subsidiaries as of March 31, 2003 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 23, 2003 (except for note 16 as to which the dates are February 10, 2003 and March 4, 2003). We expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
May 15, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or similar words. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our Annual Report on Form 10-K for the year ended December 31, 2002, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

OVERVIEW

      We began investment operations in January 1998. Our principal business objective is to generate income for distribution to our shareholders from a combination of interest and fees on loans, rents and other income from our interests in real estate, and proceeds from the sale of portfolio investments. Through March 31, 2003, we completed nine public offerings of our common shares: two during 1998, three in 2001, three in 2002 and one in February 2003. We have used the proceeds of these offerings, combined with amounts collected from the repayment, sale and refinancing of our loans and interests in real estate and amounts drawn from our lines of credit, to build our investment portfolio.

LIQUIDITY AND CAPITAL RESOURCES

      The principal sources of our liquidity and capital resources from our commencement through March 31, 2003 were the nine public offerings of our common shares. After offering costs and underwriting discounts and commissions, we obtained net offering proceeds of $312.9 million. In March 2003, we filed a shelf registration statement to allow us to sell any combination of our common or preferred shares, warrants for our preferred or common shares or one or more series of debt securities up to a total amount of $300 million.

      We also maintain our liquidity and capital resources through our lines of credit. As of March 31, 2003, we had obtained a $5.0 million line of credit and two $20.0 million lines of credit. The $5.0 million line of credit bears interest either at 30-day LIBOR plus 2.5% or at the prime rate as published in the "Money Rates" section of the Wall Street Journal, at our election. The minimum interest rate is 5.5% and the line terminates in September 2003. One $20.0 million line of credit bears interest at the Wall Street Journal prime rate as described above. Its current term runs through April 2004 with annual one-year extension options and an 11-month non-renewal notice requirement. The second $20.0 million line of credit bears interest at either 30-day LIBOR plus 2.5% or The Wall Street Journal prime rate described above, at our election. The minimum interest rate is 4.75%. Absent any renewal, this line will terminate in October 2003 and any principal then outstanding must be repaid by October 2004. All draws on our lines must be secured by a pledge of a loan(s) or interest(s) in real estate held in our portfolio. We used most of the proceeds from our February 2003 public offering of our common shares, which totaled approximately $39.8 million, to repay $30.2 million on our lines of credit. Accordingly, at March 31, 2003, there were no amounts outstanding under our lines of credit.

      Our other sources of liquidity and capital resources include principal payments on, refinancings of, and sales of loans in our portfolio as well as refinancings and the proceeds of sales of our interests in real estate. These resources aggregated $18.2 million and $14.0 million for the quarters ended March 31, 2003 and 2002, respectively. We use our capital resources principally for originating and purchasing loans and acquiring interests in real estate.
For the quarter ended March 31, 2003, we originated or purchased five loans in the amount of $40.8 million, as compared to seven loans in the amount of $50.1 million for the quarter ended March 31, 2002. For the quarter ended March 31, 2003, we did not acquire any interests in real estate as compared to the quarter ended March 31, 2002 when we acquired one interest in real estate for $3.5 million (net of $5.4 million of long-term debt assumed).

      We also receive funds from a combination of interest and fees on our loans, rents and income from our interests in real estate. As required by the Internal Revenue Code, we used this income, to the extent of not less than

90% of our taxable income, to pay distributions to our shareholders. For the quarters ended March 31, 2003 and 2002, we declared dividends of $12.9 million (paid April 16, 2003) and $9.7 million (paid April 16, 2002), respectively. We expect to continue to use funds from these sources to meet these needs.

      In order to maintain our liquidity, we pursue the following strategies:

            - providing shorter-term financing to our borrowers to increase the turnover of our investments, and

            - pursuing borrower refinancing of our loans through senior lenders, while we retain junior interests.

      We anticipate that we will continue to provide shorter-term financing and obtain senior lien refinancing of our investments in loans and properties, in order to maintain liquidity. However, we anticipate that from time to time we may provide longer-term financings as such opportunities arise. We do not currently experience material difficulties in originating shorter-term financings or obtaining senior loan refinancings on acceptable terms. However, we could encounter difficulties in the future, depending upon the development of conditions in the credit markets and other risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2002.

      At March 31, 2003, we had approximately $7.6 million in funds available for investment and payment of our dividend. Shortly after the close of the first quarter, we received approximately $32.0 million of loan repayments and proceeds of dispositions of real estate interests, as well as $15.0 million of proceeds from the refinancing of loans in our portfolio, partially offset by the repayment of approximately $4.1 million of senior debt underlying one of these loans. These net proceeds of $42.9 million combined with cash on hand of $7.6 million at March 31, 2003 provided for payment of our $12.9 million dividend on April 16, 2003 and additional funds available for investment of $37.6 million. Our accrued interest receivable increased from $7.4 million at December 31, 2002 to $10.8 million at March 31, 2003. Of this increase, $1.8 million represented cash collected but not posted until shortly after the close of the first quarter.

      We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity and capital needs. We may also seek to develop other sources of capital, including, without limitation, long-term borrowings, offerings of our preferred shares and warrants and issuances of our debt securities. Our ability to meet our liquidity and capital resources requirements beyond one year is subject to obtaining additional debt and equity financing. Any decision by our lenders to extend debt financing to us or by investors to purchase our equity securities will depend upon a number of factors, such as our financial performance, compliance with the terms of our existing credit arrangements, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities. Our financial performance and the relative attractiveness of our securities to investors are subject to a number of risks described in our Annual Report on Form 10-K for the year ended December 31, 2002. In addition, as a REIT, we must distribute at least 90% of our annual taxable income, which limits the amount of cash we can accumulate for other business purposes, including amounts to fund our capital needs.

      The following schedule summarizes our currently anticipated contractual obligations and commercial commitments as of March 31, 2003:

                              LESS THAN         ONE TO THREE       FOUR TO FIVE       AFTER FIVE
                              ONE YEAR             YEARS              YEARS              YEARS             TOTAL
                             -----------        -----------        -----------        -----------      -------------
Operating leases             $   305,221        $   622,671        $   967,836        $   458,282      $   2,354,010
Long-term debt                 4,178,772          5,557,112         13,124,833         74,285,460         97,146,177
Deferred compensation            258,571            689,522            344,761                 --          1,292,854
                             -----------        -----------        -----------        -----------      -------------
  Total                      $ 4,742,564        $ 6,869,305        $14,437,430        $74,743,742      $ 100,793.041
                             ===========        ===========        ===========        ===========      =============

VARIABLE INTEREST ENTITIES

      In January 2003, the FASB issued FASB Interpretation 46, or FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest. We refer to these entities as variable interest entities. Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

      Some of the financing structures that we offer to our borrowers involve the creation of entities that could be deemed variable interest entities and, therefore, could be subject to FIN 46. These entities would include certain majority-owned subsidiaries reported in our consolidated financial statements. We are assessing the impact of FIN 46 on all variable interest entities with which we are involved and whether or not such entities would be required to be consolidated on our balance sheet. At this time, we do not believe that the implementation of FIN 46 with respect to our current portfolio of real estate investments will have a material impact on our consolidated balance sheet, earnings or capital resources, however, the complexity of the new consolidation rules and their evolving clarification make forecasting their effect impracticable.

RESULTS OF OPERATIONS

      Our mortgage interest income was $8.5 million for the quarter ended March 31, 2003 compared to $8.1 million for the quarter ended March 31, 2002. The $400,000 increase was due to an additional $3.9 million of interest generated by 29 loans totaling $182.0 million that were purchased or originated between January 1, 2002 and March 31, 2003, partially offset by a $3.5 million reduction of interest due to the repayment of 18 loans during the same period totaling $117.9 million.

      We received rental income of $6.8 million for the quarter ended March 31, 2003 compared to $6.7 million for the quarter ended March 31, 2002. The $183,000 rent increase was primarily due to $378,000 generated by two property interests acquired; one in the first quarter of 2002 and the other in the fourth quarter of 2002, partially offset by a decrease in rental income of $238,000 due to the timing of the recognition of deferred rent at one property.

      We earned fee and other income of $532,000 for the quarter ended March 31, 2003 as compared to $338,000 for the quarter ended March 31, 2002. The $194,000 increase was primarily due to an increase in fees earned by our wholly owned subsidiary, RAIT Capital Corp. d/b/a Pinnacle Capital Group.

      We received investment income of $2.4 million for the quarter ended March 31, 2003 compared to $106,000 for the quarter ended March 31, 2002. The $2.3 million increase was primarily due to $1.7 million realized (cash collected) from participation interests we held in three of our investments and $600,000 of investment income generated by two investments totaling $1.3 million that were made subsequent to the end of the first quarter of 2002.

      In March 2002, we sold our entire interest in one loan with a book value of $1.2 million to a partnership whose general partner is a son of our chairman and chief executive officer. The buyer paid $2.2 million in cash and we recognized a gain on the sale of approximately $948,000.

      In March 2003, we sold a 40% limited partnership interest and sole general partnership interest in a limited partnership that owns a property to an unrelated party. We retained an 11% limited partnership interest. The partnership interests we sold had a negative book value of $1.4 million. The buyer paid $900,000 and we recognized a gain of $2.4 million.

      Interest expense was $2.2 million for the quarter ended March 31, 2003 as compared to $2.1 million for the quarter ended March 31, 2002. Interest expense consists of interest payments made on senior indebtedness on properties underlying our loans and property interests, and interest payments made on our lines of credit. The $100,000 increase in interest expense resulted from the increase in amounts outstanding from time to time pursuant to our lines of credit, partially offset by a decrease in general market interest rates during 2002.

      Property operating expenses were $3.8 million for the quarter ended March 31, 2003, compared to $2.9 million for the quarter ended March 31, 2002. The $900,000 increase in property operating expenses was due to

$300,000 in additional operating expenses from two property interests acquired after the first quarter of 2002, a $300,000 non-recurring adjustment relating to 2001 which reduced expenses in the first quarter of 2002 and $300,000 of increased expenses resulting from the unusually severe winter of 2002-2003. Included in property operating expenses are management fees of $179,000 paid to Brandywine Construction & Management, Inc., an affiliate of Resource America, for providing real estate management services to five properties underlying our investments in real estate at March 31, 2003. Brandywine also provides real estate management services to ten properties underlying our investments in real estate loans at March 31, 2003 where Brandywine's management fees are paid by the borrower on the relevant loan. We anticipate that we will continue to use Brandywine to provide real estate management services. See Note 7 to our financial statements, Item 1 of this quarterly report on Form 10-Q.

      Depreciation and amortization was $977,000 for the quarter ended March 31, 2003 compared to $855,000 for the quarter ended March 31, 2002. The increase was due to two property interests acquired subsequent to the first quarter of 2002.

      Salaries and related benefits were $704,000 for the quarter ended March 31, 2003, as compared to $454,000 for the quarter ended March 31, 2002. General and administrative expenses were $550,000 for the quarter ended March 31, 2003, as compared to $313,000 for the quarter ended March 31, 2002. The increases in salaries and related benefits and general and administrative expenses were due to (i) increased personnel and occupancy expenses which reflect the expansion of our staff to support the increased size of our portfolio, due to the significant infusion of new capital, primarily from our public offerings, (ii) increased compliance costs relating to new regulatory requirements and (iii) increased costs for directors' and officers' liability insurance. The major portion of these increases took place in the second and third quarters of fiscal 2002.

      Included in general and administrative expense is rental expense relating to our downtown Philadelphia office space. We sublease these offices pursuant to two operating leases. The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with Bancorp; rent paid to Bancorp was approximately $61,000 and $38,000 for the three months ended March 31, 2003 and 2002, respectively. The other sublease is with The Richardson Group, Inc. whose chairman is our secretary and a member of our board of trustees, and is also a son of our chairman and chief executive officer. The senior vice president and chief operating officer of Richardson is the spouse of our executive vice president and chief financial officer. Rent paid to Richardson was approximately $13,000 and $0 for the three months ended March
31, 2003 and 2002, respectively. The increase in the amount of rent we paid was due to the increase in the square footage we occupied over those periods. With respect to both sub-leases, we pay rent based upon the square footage we occupy at the amount paid per square foot by each of Bancorp and Richardson under their respective leases with an unaffiliated lessor. See Note 7 to our financial statements, Item 1 of this quarterly report on Form 10-Q.

      Also included in general and administrative expenses is $15,000 that we paid in both the three months ended March 31, 2003 and 2002 to Bancorp for technical support services provided to us. See Note 7 to our financial statements, Item 1 of this quarterly report on Form 10-Q.

      We have a reserve for loan losses of $226,000. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with our policy, we determined that this reserve was adequate as of March 31, 2003. We will continue to analyze the adequacy of this reserve on a quarterly basis.

CRITICAL ACCOUNTING POLICIES

      Refer to our Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of our critical accounting policies. During the three months ended March 31, 2003, there were no material changes to these policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the filing date of this report, we carried out an evaluation under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee appointed by such officers of the effectiveness of our disclosure controls and procedures. As a result of that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      The Exhibits furnished as part of this Quarterly Report on Form 10-Q are identified in the Exhibit Index immediately following the signature page of this Report. Such Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K

      We filed two reports on Form 8-K during the quarter ending March 31, 2003.

      A report on Form 8-K was dated February 4, 2003 and was filed as of February 11, 2003. Pursuant to Item 5- Other Events and Required FD Disclosure, we disclosed that we had entered into an underwriting agreement with an underwriter on February 4, 2003 for the sale of 1,750,000 common shares of beneficial interest plus up to 262,500 additional shares to cover over allotments and that we had filed a prospectus supplement on February 5, 2003 relating to this sale. This underwriting agreement and certain related opinions were filed as exhibits to this report on Form 8-K.

      A report on Form 8-K was dated January 24, 2003 and was filed as of January 24, 2003. Pursuant to Item 5 - Other Events and Required FD Disclosure, we disclosed that we had issued a press release regarding our earnings for the fourth quarter of fiscal 2002 and for fiscal 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2003                                 /s/ Ellen J. DiStefano
------------                                 ----------------------
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

Date: May 15, 2003

         /s/ Betsy Z. Cohen
--------------------------------------------
Title:  Chief Executive Officer

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

Date: May 15, 2003

         /s/ Ellen J. DiStefano
---------------------------------------------
Title:  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                                        Description
------                                        -----------
3.i.1(1)       Amended and Restated Declaration of Trust.
3.i.2(2)       Articles of Amendment of Amended and Restated Declaration of Trust.
3.i.3(3)       Articles of Amendment of Amended and Restated Declaration of Trust.
3.i.4(4)       Certificate of Correction to the Amended and Restated Declaration of Trust
3.ii.1(1)      Bylaws, as amended.
15.1           Awareness Letter from Independent Accountants.
99.1           Certification by the Chief Executive Officer of RAIT Investment Trust Pursuant to 18
               U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002.
99.2           Certification by the Chief Financial Officer of RAIT Investment Trust Pursuant to 18
               U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002.

(1) Incorporated herein by reference to RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-35077), as amended.

(2) Incorporated herein by reference RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-53067), as amended.

(3) Incorporated herein by reference to RAIT Investment Trust's Registration Statement on Form S-2 (File No. 333-55518), as amended.

(4) Incorporated herein by reference to RAIT Investment Trust's Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).