Form 10-Q
period 2003-06-30
RAIT INVESTMENT TRUST
filed 2003-08-14
CIK 1045425

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ____________

                         Commission file number: 1-14760

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

Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [ ]

As of August 14, 2003, 20,852,683 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                                                    PAGE
                                                                                                                    ----
                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS                                                                                          3
     Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002                                    3
     Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2003 and 2002           4
     Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2003
       and 2002                                                                                                        5
     Notes to Consolidated Financial Statements - June 30, 2003 (unaudited)                                            6
     Report of Independent Certified Public Accountants                                                               13
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        14
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                   18
ITEM 4.  CONTROLS AND PROCEDURES                                                                                      18

                           PART II. OTHER INFORMATION                                                                 19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                          19
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                             19
SIGNATURES                                                                                                            20
EXHIBIT INDEX                                                                                                         21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30, 2003
                                                                       (UNAUDITED)      DECEMBER 31, 2002
                                                                     --------------     -----------------
ASSETS
         Cash and cash equivalents                                   $  19,859,606        $  19,666,189
         Restricted cash                                                12,971,701            5,484,342
         Tenant escrows                                                    170,108              428,346
         Accrued interest receivable                                    10,126,946            7,421,907
         Investments in real estate loans, net                         311,232,416          258,921,926
         Investments in real estate, net                               119,132,135          139,518,051
         Furniture, fixtures and equipment, net                            653,307              611,224
         Prepaid expenses and other assets                               8,179,688            5,911,495
         Goodwill, net                                                     887,143              887,143
                                                                     -------------        -------------
                              Total assets                           $ 483,213,050        $ 438,850,623
                                                                     =============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
         Accounts payable and accrued liabilities                    $     646,254        $     421,149
         Accrued interest payable                                          457,653              677,309
         Tenant security deposits                                          408,516              657,921
         Borrowers' escrows                                             10,705,424           10,150,938
         Dividends payable                                              12,925,735                   --
         Senior indebtedness secured by real estate underlying the
               Company's loans                                          32,932,992           30,430,916
         Long-term debt secured by real estate underlying
                equity interests                                        66,891,301           84,160,993
         Secured lines of credit                                        42,080,000           30,243,155
                                                                     -------------        -------------
                  Total liabilities                                  $ 167,047,875        $ 156,742,381

Minority interest                                                        3,206,791            4,513,579
Shareholders' equity:
         Preferred Shares, $.01 par value; 25,000,000 authorized
              shares                                                            --                   --
         Common Shares, $.01 par value; 200,000,000 authorized
              shares; issued and outstanding 20,846,810 and
              18,803,471 shares, respectively                              208,468              188,035
         Additional paid-in-capital                                    314,655,260          274,606,899
         (Accumulated deficit)/retained earnings                           (18,173)           5,079,319
         Loans for stock options exercised                                (793,269)          (1,068,972)
         Deferred compensation                                          (1,093,902)          (1,210,618)
                                                                     -------------        -------------
                  Total shareholders' equity                           312,958,384          277,594,663
                                                                     -------------        -------------
                  Total liabilities and shareholders' equity         $ 483,213,050        $ 438,850,623
                                                                     =============        =============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                            FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                               ENDED JUNE 30,                ENDED JUNE 30,
                                           ----------------------        --------------------
                                           2003           2002           2003            2002
                                           ----           ----           ----            ----
REVENUES
Mortgage interest income              $  8,479,137   $  7,795,953    $ 17,019,794   $ 15,887,797
Rental income                            5,426,080      6,466,737      12,272,415     13,129,981
Fee income and other                       943,428      3,318,310       1,475,608      3,656,353
Investment income                          448,684        463,541       2,805,555        569,665
Gain on sale of loan                            --             --              --        947,974
Gain on sale of property interest               --             --       2,372,220             --
                                      ------------   ------------    ------------   ------------
        Total revenues                  15,297,329     18,044,541      35,945,592     34,191,770
COSTS AND EXPENSES
Interest                                 1,692,437      2,070,940       3,910,433      4,217,542
Property operating expenses              2,787,652      3,255,602       6,588,996      6,134,846
Salaries and related benefits              918,142        450,591       1,622,328        904,181
General and administrative                 778,200        361,006       1,327,944        674,052
Depreciation and amortization              826,810        910,283       1,804,189      1,764,803
                                      ------------   ------------    ------------   ------------
        Total costs and expenses         7,003,241      7,048,422      15,253,890     13,695,424
                                      ------------   ------------    ------------   ------------
Net income before minority interest   $  8,294,088   $ 10,996,119    $ 20,691,702   $ 20,496,346
Minority interest                           32,994        (38,971)         56,706       (109,954)
                                      ------------   ------------    ------------   ------------
Net income                            $  8,327,082   $ 10,957,148    $ 20,748,408   $ 20,386,392
                                      ============   ============    ============   ============
Net income per common share-basic     $       0.40   $       0.62    $       1.02   $       1.23
                                      ============   ============    ============   ============
Net income per common share-diluted   $       0.40   $       0.62    $       1.01   $       1.22
                                      ============   ============    ============   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                2003                2002
                                                                                ----                ----
Cash flows from operating activities
       Net Income                                                          $ 20,748,408    $ 20,386,392
         Adjustments to reconcile net income to net cash provided by operating activities:
         Minority Interest                                                      (56,706)        109,954
         Depreciation and amortization                                        1,804,189       1,764,803
         Accretion of loan discount                                            (433,992)       (291,708)
         Deferred compensation                                                  116,716              --
         Decrease (increase) in tenant escrows                                  258,238        (136,941)
         Increase in accrued interest receivable                             (2,705,039)     (1,606,856)
         Increase in prepaid expenses and other assets                         (891,306)     (2,829,539)
         Increase (decrease) in accounts payable and accrued liabilities        224,900      (1,278,754)
         (Decrease) increase in accrued interest payable                       (219,656)         74,235
         Decrease in tenant security deposits                                  (249,405)       (153,789)
         (Decrease) Increase in borrowers' escrows                           (6,932,872)        140,088
                                                                           ------------    ------------
               Net cash provided by operating activities                     11,663,475      16,177,885
                                                                           ------------    ------------
Cash flows from investing activities
         Purchase of furniture, fixtures and equipment                          (89,583)        (90,381)
         Real estate loans purchased                                        (34,768,223)     (1,805,150)
         Real estate loans originated                                       (80,839,074)    (77,741,970)
         Principal repayments of loans                                       63,718,815      45,928,495
         Proceeds from disposition of real estate interests                  10,136,822              --
         Investments in real estate and improvements                        (10,990,998)    (20,937,555)
         Proceeds from sale of loan                                                  --       1,237,167
                                                                           ------------    ------------
               Net cash used in investing activities                        (52,832,241)    (53,409,394)
                                                                           ------------    ------------
Cash flows from financing activities
         Principal repayments on senior indebtedness                        (13,597,924)     (6,790,699)
         Principal repayments on long-term debt                                (464,035)       (339,833)
         Principal repayments on notes underlying deferred compensation         241,863              --
         Proceeds of senior indebtedness                                     16,100,000       2,950,000
         Advances (repayments) on secured lines of credit                    11,836,845      (2,000,000)
         Issuance of common shares, net                                      40,102,634      54,427,481
         Payment of dividends                                               (12,857,200)     (9,730,571)
                                                                           ------------    ------------
               Net cash provided by financing activities                     41,362,183      38,516,378
                                                                           ------------    ------------
Net change in cash and cash equivalents                                         193,417       1,284,869
                                                                           ------------    ------------
Cash and cash equivalents, beginning of period                             $ 19,666,189    $ 18,064,909
                                                                           ============    ============
Cash and cash equivalents, end of period                                   $ 19,859,606    $ 19,349,778
                                                                           ============    ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly RAIT Investment Trust's (the "Company") consolidated financial position at June 30, 2003, its results of operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the consolidated financial statements as of and for the three and six months ended June 30, 2002 to conform to the presentation for the three and six months ended June 30, 2003.

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

                                                                  FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                                           JUNE 30,                           JUNE 30,
                                                                     2003              2002             2003            2002
                                                                     ----              ----             ----            ----
Net income as reported                                            $8,327,000           $10,957,000      $20,748,000     $20,386,000
Less: stock based compensation determined
under fair value based method for all awards                         (29,000)             (125,000)         (57,000)       (251,000)
Pro forma net income                                              $8,298,000           $10,832,000      $20,691,000     $20,135,000
Net income per share-basic, as reported                                $0.40                 $0.62            $1.02           $1.23
Net income per share-basic, pro forma                                  $0.40                 $0.61            $1.01           $1.21
Net income per share-diluted, as reported                              $0.40                 $0.62            $1.01           $1.22
Net income per share-diluted, pro forma                                $0.39                 $0.61            $1.01           $1.20

      The Company granted options to purchase 0 and 24,850 common shares during the three and six months ended June 30, 2003, respectively. The Company granted options to purchase 38,000 and 87,100 common shares during the three and six months ended June 30, 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 10.7% and 11.0%; expected volatility of 22.0% and 22.0%; risk-free interest rate of 4.0% and 4.8% and expected lives of five years and five years.

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

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

      Some of the financing structures that the Company offers to its borrowers involve the creation of entities that could be deemed variable interest entities and, therefore, could be subject to FIN 46. These entities would include certain majority-owned subsidiaries reported in the Company's consolidated financial statements. The Company is continuing to assess the impact of FIN 46 on all variable interest entities with which it is involved and whether or not such entities would be required to be consolidated on the Company's balance sheet. At this time, the Company does not believe that the implementation of FIN 46 will have a material impact with respect to its current portfolio of real estate investments on its consolidated balance sheet, earnings or capital resources. The Company anticipates that, even if it were required to consolidate any of the entities that could be deemed variable interest entities, the maximum charge to earnings per share would be $0.02 per share, calculated on an annual basis based on the weighted average number of diluted shares outstanding for the three months ended June 30, 2003. The complexity of the new consolidation rules and their evolving clarification make forecasting their effect difficult.


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Company adopted Statement of Financial Accounting Standard 149 (SFAS No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. As of August 14, 2003, the Company has not entered into loan commitments which it intends to sell in the future.

ACCOUNTING FOR FINANCIAL INSTRUMENTS

      The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management is currently determining if it has entered into any financial instruments that would qualify under SFAS No. 150, and what, if any, impact the adoption of SFAS No. 150 will have on the Company's financial position or results of operations.

NOTE 2 - CONSOLIDATED STATEMENT OF CASH FLOWS

      Investments in real estate received in conjunction with the Company's disposition of certain investments in real estate totaled $1.9 million for the six months ended June 30, 2003.

NOTE 3 - RESTRICTED CASH AND BORROWERS' ESCROWS

         Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events and to serve as additional collateral for borrowers' loans. Also included in restricted cash is $1.0 million collateralizing a letter of credit; see note 8 below.

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS

      The Company's portfolio of real estate loans consisted of the following at June 30, 2003:

      First mortgages and senior loan participations       $    163,936,666
      Mezzanine loans                                           146,195,017
      Unearned (fees) costs                                       1,326,890
      Less: Allowance for loan losses                              (226,157)
                                                           -----------------
        Investments in real estate loans                        311,232,416
      Less: Senior indebtedness secured by real estate
        underlying the Company's loans                          (32,932,992)
                                                           ----------------
        Net investments in real estate loans               $    278,299,424
                                                           ================

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

      The following is a summary description of the Company's portfolio of real estate loans as of June 30, 2003:

                                                  AVERAGE
                                      NUMBER       LOAN
           TYPE OF LOAN               OF LOANS    TO VALUE     YIELD RANGE       RANGE OF MATURITIES
           ------------               --------    --------     -----------       -------------------
First mortgages and senior loan
  participations                         17           72.0%       6.3%-14.6%           9/11/03-6/28/13
Mezzanine loans                          34           80.0%    8.0%-27.2%(1)            9/11/03-5/1/21

(1)   Includes points charged.

      As of June 30, 2003, approximately $94.8 million in principal amount of the Company's loans were secured by multi-family properties, $129.3 million in principal amount of the Company's loans were secured by office buildings and $86.0 million in principal amount of the Company's loans were secured by retail and other properties.

      As of June 30, 2003, senior indebtedness secured by real estate underlying the Company's loans consisted of the following:

   Loan payable, secured by real estate, monthly installments of $72,005,
   including interest at 7.55%, remaining principal due December 1, 2008               $    9,416,526

   Loan payable, secured by real estate, monthly installments of principal and interest based on an amortization schedule of 25 years, including interest at a specified London interbank offered rate ("LIBOR") plus 135 basis points (2.47% at June 30, 2003), remaining principal due
   September 15, 2007; the interest rate is subject to an interest rate swap agreement entered into by the borrower which provides for a fixed
   rate of 8.68%                                                                          10,616,466

   Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $6,440,000, payable interest only at
   5.25% due monthly, principal balance due February 12, 2004                              2,900,000

   Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $6,000,000, payable interest only at
   LIBOR plus 275 basis points (3.87% at June 30, 2003) due monthly,
   principal balance due June 26, 2004                                                     5,000,000

   Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $10,250,000, payable interest only at
   LIBOR plus 275 basis points (3.87% at June 30, 2003) due monthly,
   principal balance due June 30, 2004                                                     5,000,000
                                                                                        ------------
                                                                                        $ 32,932,992
                                                                                        ============

      As of June 30, 2003, the senior indebtedness secured by real estate underlying the Company's loans maturing in the remainder of 2003, over the next four years, and the aggregate indebtedness maturing thereafter is as follows:

                            2003   $      160,443
                            2004       13,241,024
                            2005          369,764
                            2006          400,939
                            2007       10,187,912
                      Thereafter        8,572,910
                                   --------------
                                   $   32,932,992
                                   ==============

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 5 - INVESTMENTS IN REAL ESTATE

      Investments in real estate are comprised of the following at June 30, 2003:

        Multi-family (1)                          39,354,596
        Office (2)                                90,433,352
        Land                                         613,519
                                                ------------
          Subtotal                               130,401,467
        Less: Accumulated depreciation          (11,269,332)
                                                ------------
        Investment in real estate, net          $119,132,135
                                                ============

(1) Includes $7.2 million invested in two limited liability companies that each own apartment buildings, $1.3 million invested in a limited partnership that owns an apartment building and a $1.8 million investment in an entity which is the beneficiary of a trust that owns an apartment building. Also includes escrow balances totaling $376,000 at June 30, 2003 which are held for payment of real estate taxes, insurance premiums and repair and replacement costs.

(2) Includes $1.5 million invested in a limited partnership that owns an office building and $6.6 million invested in a limited liability company that owns an office building. Also includes escrows totaling $1.1 million at June 30, 2003 which are held for payment of real estate taxes, insurance premiums, repair and replacement costs, tenant improvements and leasing commissions.

      As of June 30, 2003, long-term debt secured by real estate underlying the Company's equity interests in entities owning real estate consisted of the following:

      Loan payable, secured by real estate, monthly installments of $8,008,
      including interest at 7.33%, remaining principal due August 1, 2008.               $ 1,017,161

      Loan payable, secured by real estate, monthly installments of $288,314,
      including interest at 6.85%, remaining principal due August 1, 2008.                41,697,553

      Loan payable, secured by real estate, monthly payments of
      $87,960, including interest at 8.36%, remaining principal
      due March 11, 2028; as an inducement to pay interest at
      8.36% from April 11, 1998 onward, rather than 7.89%, the
      Company received a buy-up premium of $418,482 (balance of
      $256,704 at June 30, 2003) which is amortized over the
      term of the underlying debt.                                                        11,344,565

      Loan payable, secured by real estate, monthly installments of $37,697,
      including interest at 7.27%, remaining principal due January 1, 2010.                5,310,754

      Loan payable, secured by real estate, monthly installments of $47,720,
      including interest at 5.73%, remaining principal due November 1, 2012.               7,521,268
                                                                                         ------------
                                                                                         $ 66,891,301
                                                                                         ============

      As of June 30, 2003, the amount of long-term debt secured by the Company's real estate investments that matures over the remainder of 2003, over the next four years and the aggregate indebtedness maturing thereafter, is as follows:

                        2003             $   470,693
                        2004               1,000,441
                        2005               1,073,605
                        2006               1,150,815
                        2007               1,233,617
                        Thereafter        61,962,130
                                         -----------
                                         $66,891,301
                                         ===========

      Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Unamortized fees as of June 30, 2003 were $649,000. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's real estate investments for the three and six months ended June 30, 2003 was $760,000 and $1.7 million, respectively.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 6 - LINES OF CREDIT

      As of June 30, 2003 there was $42.1 million outstanding on the Company's secured lines of credit. The following is a description of the available credit facilities:

      $10.0 million line of credit that bears interest at either three month LIBOR plus 3.0% or the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. As of June 30, 2003, there was $5.0 million outstanding under this line. Each draw on this line must be secured by a pledge of a loan or loans in the Company's portfolio. Absent any renewal, this line will terminate in July 2004 and any principal then outstanding must be paid by July 2009.

      $20.0 million line of credit which bears interest at either 30-day LIBOR plus 2.5% or The Wall Street Journal prime rate, as described above, at the Company's election. The minimum interest rate is 4.75%. As of June 30, 2003, there was $12.1 million outstanding under this line. Each draw on this line must be secured by a pledge of a loan or loans in the Company's portfolio. Absent any renewal, this line will terminate in October 2003 and any principal then outstanding must be paid by October 2004.

      $5.0 million line of credit which bears interest at either 30-day LIBOR plus 2.5% or The Wall Street Journal prime rate, as described above, at the Company's election, with a minimum interest rate of 5.5%. As of June 30, 2003, there was $5.0 million outstanding under this line. The line is secured by a pledge of a $7.5 million first priority mortgage loan in the Company's portfolio and terminates on September 20, 2003.

      $20.0 million line of credit which bears interest at The Wall Street Journal prime rate, as described above. Each draw on this line must be secured by a pledge of a loan or loans in the Company's portfolio. As of June 30, 2003, there was $20.0 million outstanding under this line. The facility terminates in May 2004 with annual one-year extension options, and an 11-month non-renewal notice requirement.

NOTE 7 - RELATED PARTY TRANSACTIONS

      In the ordinary course of its business operations, the Company has ongoing relationships with several related entities. Certain of these transactions with these related entities in the six months ended June 30, 2003 are described below.

      Resource America, Inc. ("Resource America"), which was the sponsor of the Company, owned 4.5% of the Company's outstanding common shares of beneficial interest as of August 14, 2003. Resource America has had the right to nominate one person for election to the Board of Trustees until such time as its ownership of outstanding common shares is less than 5%. In June 2003, Resource America's holdings fell below 5%. Jonathan Z. Cohen, the Chief Operating Officer and a Director of Resource America, has served as Resource America's representative on the Company's Board of Trustees and is also the Secretary of the Company. Mr. Cohen's service as a Trustee continues. The Chairman and Chief Executive Officer of the Company, Betsy Z. Cohen, is (i) the spouse of Edward E. Cohen, the Chairman, Chief Executive Officer and President of Resource America,
(ii) the parent of Daniel G. Cohen, who was, until October 2002, a director of Resource America and (iii) the parent of Jonathan Z. Cohen. The President and Chief Operating Officer of the Company, Scott F. Schaeffer, was, until October 2002, a director of Resource America.

      Brandywine Construction & Management, Inc. ("Brandywine"), an affiliate of Resource America, provided real estate management services to fifteen properties underlying the Company's investments in real estate at June 30, 2003. Management fees in the amount of $266,000 and $545,000 were paid to Brandywine for the three and six months ended June 30, 2003, respectively. The Company believes that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties. The Company continues to use Brandywine to provide real estate management services to properties underlying the Company's investments.

         Betsy Z. Cohen is the Chief Executive Officer and a director of The Bancorp, Inc. ("Bancorp"), the holding company for The Bancorp Bank. Daniel G. Cohen is the Chairman of the Board of Bancorp. The Company maintains most of its checking and demand deposit accounts at Bancorp. As of June 30, 2003, the Company had $1.8 million on deposit, of which approximately $1.7 million is over the FDIC insurance limit. The Company pays a fee of $5,000 per month to Bancorp for information system technical support services. The Company paid fees aggregating $15,000 and $30,000 for these services for the three and six months ended June 30, 2003, respectively.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

      The Company sub-leases a portion of its downtown Philadelphia office space under an operating lease from Bancorp. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Bancorp was approximately $61,000 and $122,000 for the three and six months ended June 30, 2003, respectively. The Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease from The Richardson Group, Inc. ("Richardson"), a sales consulting company, whose Chairman is Jonathan Z. Cohen. The Senior Vice President and Chief Operating Officer of Richardson is the spouse of Ellen J. DiStefano, the Executive Vice President and Chief Financial Officer of the Company. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Richardson was approximately $13,000 and $27,000 for the three and six months ended June 30, 2003, respectively. With respect to both sub-leases, the Company pays rent based upon the square footage it occupies at the amount paid per square foot by each of Bancorp and Richardson under their respective leases with an unaffiliated lessor.

      Daniel G. Cohen is the principal owner of the corporate parent of Cohen Brothers & Company ("Cohen Brothers"), a registered broker-dealer. In March 2003, Jonathan Z. Cohen sold his 50% equity interest in this corporate parent to Daniel G. Cohen. Cohen Brothers acted as a dealer in a public offering the Company made of its common shares in February 2003 wherein Cohen Brothers was allocated 150,000 common shares at the public offering price less the concession of $0.48 per share established in that offering for all dealers included in the selling group.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      At June 30, 2003, the Company has outstanding two letters of credit totaling $3.0 million as follows:

      On February 20, 2003, a $1.0 million letter of credit was posted in connection with the Company's sale of a property interest to support the Company's guaranteed rate of return to the buyer of up to a maximum of $800,000 over a three-year period and capital improvements of $200,000. The letter of credit is collateralized by a cash deposit of $1.0 million that is held by the institution that extended the letter of credit and is included in the restricted cash in the Company's consolidated financial statements at June 30, 2003.

      On March 31, 2003, on behalf of a borrower, the Company extended a $2.0 million letter of credit as a guarantee of a portion of the senior indebtedness underlying one of the Company's loans. This letter of credit expires in March 2005, but automatically extends for an additional year unless the Company gives prior notice that it elects not to extend the expiration date. The principals of the borrower have guaranteed repayment of any amounts the Company pays under this letter of credit.

NOTE 9 - SHAREHOLDERS' EQUITY

      On February 10, 2003, the Company issued 1.75 million common shares in a public offering at an offering price of $20.75 per share. After offering costs, including the underwriter's discount, and expenses of approximately $1.7 million, the Company received approximately $34.6 million of net proceeds. On March 4, 2003, the Company issued an additional 262,500 common shares pursuant to the underwriter's exercise of its over-allotment option in connection with this offering. The exercise price was $20.75 per share, resulting in receipt by the Company of net proceeds of approximately $5.2 million.

      On March 21, 2003 the Board of Trustees of the Company declared a cash dividend of $0.62 per common share payable on April 16, 2003 to shareholders of record on April 3, 2003.

      On June 19, 2003, the Board of Trustees of the Company declared a cash dividend of $0.62 per common share payable on July 15, 2003 to shareholders of record on July 3, 2003.

                             RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


NOTE 10 - EARNINGS PER SHARE

      The Company's calculation of earnings per share for the three and six months ended June 30, 2003 and 2002 in accordance with SFAS No. 128 is as follows:

                                                  THREE MONTHS ENDED JUNE 30, 2003         SIX MONTHS ENDED JUNE 30, 2003
                                                  --------------------------------         ------------------------------
                                                INCOME        SHARES       PER SHARE      INCOME        SHARES       PER SHARE
                                              (NUMERATOR)   (DENOMINATOR)    AMOUNT    (NUMERATOR)    (DENOMINATOR)   AMOUNT
                                              -----------   -------------    ------    -----------    -------------   ------
Basic earnings per share
  Net income available to common
  shareholders                                $ 8,327,082    20,845,820      $0.40      $20,748,408    20,410,801      $1.02
Effect of dilutive securities
    Options                                            --       167,150         --               --       152,495       (.01)
                                              -----------   -----------      -----      -----------   -----------      -----
Net income available to common
    shareholders plus assumed
    conversions                               $ 8,327,082    21,012,970      $0.40      $20,748,408    20,563,296      $1.01
                                              ===========   ===========      =====      ===========   ===========      =====

                                                  THREE MONTHS ENDED JUNE 30, 2002             SIX MONTHS ENDED JUNE 30, 2002
                                                  --------------------------------             ------------------------------
                                                INCOME           SHARES       PER SHARE    INCOME            SHARES       PER SHARE
                                              (NUMERATOR)     (DENOMINATOR)    AMOUNT     (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                              -----------     -------------    ------     -----------     -------------   --------
Basic earnings per share
  Net income available to common
    shareholders                              $10,957,148       17,645,936      $0.62      $20,386,392       16,607,088      $1.23
Effect of dilutive securities
  Options                                              --          155,897         --               --          123,694       (.01)
  Warrants                                             --           11,276         --               --            8,470         --
                                              -----------      -----------      -----      -----------      -----------      -----
Net income available to common shareholders
  plus assumed conversions                    $10,957,148       17,813,109      $0.62      $20,386,392       16,739,252      $1.22
                                              ===========      ===========      =====      ===========      ===========      =====

      Options to purchase 15,000 common shares at $19.85 per share were outstanding as of June 30, 2002. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Trustees and Shareholders
RAIT Investment Trust

      We have reviewed the accompanying consolidated balance sheet of RAIT Investment Trust and Subsidiaries as of June 30, 2003 and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
August 14, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or similar words. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the "Risk Factors" section of our Registration Statement No. 333-103618 and our Annual Report on Form 10-K for the year ended December 31, 2002, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

OVERVIEW

      We began investment operations in January 1998. Our principal business objective is to generate income for distribution to our shareholders from a combination of interest and fees on loans, rents and other income from our interests in real estate, and proceeds from the sale of portfolio investments. Through June 30, 2003, we had completed nine public offerings of our common shares: two during 1998, three in 2001, three in 2002 and one in February 2003. We have used the proceeds of these offerings, combined with amounts collected from the repayment, sale and refinancing of our loans and interests in real estate and amounts drawn from our lines of credit, to build our investment portfolio.

LIQUIDITY AND CAPITAL RESOURCES

      The principal sources of our liquidity and capital resources from our commencement through June 30, 2003 were the nine public offerings of our common shares. After offering costs and underwriting discounts and commissions, we obtained net offering proceeds of $313.2 million. In March 2003, we filed a shelf registration statement to allow us to sell any combination of our common or preferred shares, warrants for our preferred or common shares or one or more series of debt securities up to a total amount of $300 million.

      We also maintain our liquidity and capital resources through our lines of credit. As of June 30, 2003, we had obtained a $5.0 million line of credit, a $10.0 million line of credit and two $20.0 million lines of credit. The $5.0 million line of credit bears interest either at 30-day LIBOR plus 2.5% or at the prime rate as published in the "Money Rates" section of the Wall Street Journal, at our election. The minimum interest rate is 5.5% and the line terminates in September 2003. As of June 30, 2003, there was $5.0 million outstanding under this line. The $10.0 million line of credit, which we obtained in June 2003, bears interest either at three month LIBOR plus 3.0% or at the Wall Street Journal prime rate as described above, at our election. Absent any renewal, this line will terminate in July 2004 and any principal then outstanding must be repaid by July 2009. As of June 30, 2003, there was $5.0 million outstanding under this line. The first $20.0 million line of credit bears interest at the Wall Street Journal prime rate as described above. Its current term runs through May 2004 with annual one-year extension options and an 11-month non-renewal notice requirement. As of June 30, 2003, there was $20.0 million outstanding under this line. The second $20.0 million line of credit bears interest at either 30-day LIBOR plus 2.5% or The Wall Street Journal prime rate described above, at our election. The minimum interest rate is 4.75%. Absent any renewal, this line will terminate in October 2003 and any principal then outstanding must be repaid by October 2004. As of June 30, 2003, there was $12.1 million outstanding under this line. All draws on our lines of credit must be secured by a pledge of a loan(s) or interest(s) in real estate held in our portfolio.

      We are currently negotiating a three-year extension for the $5.0 million line of credit described above and a one-year extension of the second $20.0 million line of credit described above. Based on the current status of these negotiations, we believe we will be able to extend the terms of these lines of credit. There can be no assurance, however, that we will be successful in obtaining extensions of either or both of these lines of credit. In the event we are unable to obtain extensions of either or both of these lines, we believe we could replace these lines of credit with other lines of credit and our other sources of liquidity so that our liquidity would not decrease materially.

      Our other sources of liquidity and capital resources include principal payments on, refinancings of, and sales of senior participations in loans in our portfolio as well as refinancings and the proceeds of sales of our interests in real estate. These resources aggregated $71.8 million and $90.0 million for the three and six months ended June 30, 2003, respectively, and $36.1 million and $50.1 million for the three and six months ended June 30, 2002, respectively.

      We use our capital resources principally for originating and purchasing loans and acquiring interests in real estate. For the three and six months ended June 30, 2003, we originated or purchased eight loans in the aggregate amount of $74.8 million and 13 loans in the aggregate amount of $115.6 million, respectively, as compared to eight loans in the aggregate amount of $29.4 million and 15 loans in the aggregate amount of $79.5 million, for the three and six months ended June 30, 2002, respectively. For the three and six months ended June 30, 2003, we acquired two interests in real estate totaling $10.5 million and three interests in real estate totaling

$11.0 million, respectively, as compared to the three and six months ended June 30, 2002 when we acquired two and three interests in real estate for $17.4 million and $20.9 million (net of $5.4 million of long-term debt assumed), respectively.

      We also receive funds from a combination of interest and fees on our loans, rents and income from our interests in real estate. As required by the Internal Revenue Code, we used this income, to the extent of not less than 90% of our taxable income, to pay distributions to our shareholders. For the three and six months ended June 30, 2003, we declared dividends of $12.9 million and $25.8 million, respectively, and for the three and six months ended June 30, 2002, we declared dividends of $10.7 million and $20.4 million, respectively. We expect to continue to use funds from these sources to meet these needs.

      In order to maintain our liquidity, we pursue the following strategies:

      - providing shorter-term financing to our borrowers to increase the turnover of our investments,
      - pursuing borrower refinancing of our loans through senior lenders, while we retain junior interests, and
      -     selling senior participations in our loans.

      We anticipate that we will continue to pursue these strategies in order to maintain liquidity. However, we anticipate that from time to time we may provide longer-term financings as such opportunities arise. We do not currently experience material difficulties in pursuing these strategies. However, we could encounter difficulties in the future, depending upon the development of conditions in the credit markets and the other risks and uncertainties described in our filings with the Securities and Exchange Commission, including those described in the "Risk Factors" section of our Registration Statement No. 333-103618 and our Annual Report on Form 10-K for the year ended December 31, 2002.

      At June 30, 2003, we had approximately $17.8 million in cash on hand available for investment and payment of dividends. In July 2003, we received approximately $2.0 million of loan repayments and proceeds of dispositions of real estate interests, as well as $3.3 million of proceeds from the refinancing of loans in our portfolio. These proceeds of $5.3 million combined with $12.9 million available from our lines of credit, and cash on hand of $17.8 million at June 30, 2003, provided for payment of our $12.9 million dividend on July 15, 2003 and additional funds available for investment of $23.1 million.

      We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity and capital needs. We may also seek to develop sources of capital other than those discussed above, including, without limitation, long-term borrowings, offerings of preferred shares or warrants, further common share offerings and issuances of our debt securities. Our ability to meet our liquidity and capital resources requirements beyond one year is subject to obtaining additional debt and equity financing. Any decision by our lenders to extend debt financing to us or by investors to purchase our equity securities will depend upon a number of factors, such as our financial performance, compliance with the terms of our existing credit arrangements, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities. Our financial performance and the relative attractiveness of our securities to investors are subject to a number of risks described in our filings with the Securities and Exchange Commission, including those described in the "Risk Factors" section of our Registration Statement No. 333-103618 and our Annual Report on Form 10-K for the year ended December 31, 2002. In addition, as a REIT, we must distribute at least 90% of our annual taxable income, which limits the amount of cash we can accumulate for other business purposes, including amounts to fund our capital needs.

      The following schedule summarizes our currently anticipated contractual obligations and commercial commitments as of June 30, 2003:

                             LESS         ONE TO       FOUR TO       AFTER
                             THAN         THREE         FIVE         FIVE
                           ONE YEAR       YEARS         YEARS        YEARS        TOTAL
                           --------       -----         -----        -----        -----
Operating leases        $   305,107   $   625,843   $   969,422   $   377,409  $  2,277,781
Long-term debt              631,136    15,684,834    12,973,282    70,535,041    99,824,293
Deferred compensation       344,761       689,522       172,681            --     1,206,664
                        -----------   -----------   -----------   -----------  ------------
  Total                 $ 1,281,004   $17,000,199   $14,115,085   $70,912,450  $103,308,738
                        ===========   ===========   ===========   ===========  ============

OFF-BALANCE SHEET ARRANGEMENTS

      On February 20, 2003, a $1.0 million letter of credit was posted in connection with our sale of a property interest to support our guaranteed rate of return to the buyer of up to a maximum of $800,000 over a three-year period and capital improvements of $200,000. The letter of credit is collateralized by a cash deposit of $1.0 million that is held by the institution that extended the letter of credit and is included in restricted cash in our consolidated financial statements at June 30, 2003. We anticipate that the $200,000 for capital improvements will be drawn down under this letter of credit in the next year. We do not currently anticipate that any amounts relating to the guaranteed rate of return will be drawn down.

      On March 31, 2003, on behalf of a borrower, we extended a $2.0 million letter of credit as a guarantee of a portion of the senior indebtedness underlying one of our loans. This letter of credit expires in March 2005, but automatically extends for an additional year unless we give prior notice that we elect not to extend the expiration date. The principals of the borrower have guaranteed repayment of any amounts we pay under this letter of credit. Based on these guarantees and our credit analysis of the borrower and the underlying real estate, we believe that it is unlikely that we will be required to make any payments under this letter of credit.

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

      Some of the financing structures that we offer to our borrowers involve the creation of entities that could be deemed variable interest entities and, therefore, could be subject to FIN 46. These entities would include certain majority-owned subsidiaries reported in our consolidated financial statements. We are continuing to assess the impact of FIN 46 on all variable interest entities with which we are involved and whether or not such entities would be required to be consolidated on our balance sheet. At this time, we do not believe that the implementation of FIN 46 with respect to our current portfolio of real estate investments will have a material impact on our consolidated balance sheet, earnings or capital resources. We anticipate that, even if we were required to consolidate any of the entities that could be deemed variable interest entities, the maximum charge to earnings per share would be $0.02 per share, calculated on an annual basis based on the weighted average number of diluted shares outstanding for the three months ended June 30, 2003. The complexity of the new consolidation rules and their evolving clarification make forecasting their effect difficult.

RESULTS OF OPERATIONS

      Interest Income. Our mortgage interest income was $8.5 million for the three months ended June 30, 2003 compared to $7.8 million for the three months ended June 30, 2002. The $683,000 increase was due to an additional $4.9 million of interest generated by 29 loans totaling $205.3 million that were purchased or originated between April 1, 2002 and June 30, 2003, partially offset by a $4.2 million reduction of interest due to the repayment of 24 loans during the same period totaling $144.9 million. Our mortgage interest income was $17.0 million for the six months ended June 30, 2003 compared to $15.9 million for the six months ended June 30, 2002. The $1.1 million increase was due to an additional $8.2 million of interest generated by 35 loans totaling $245.1 million that were purchased or originated between January 1, 2002 and June 30, 2003, partially offset by a $7.1 million reduction of interest due to the repayment of 24 loans during the same period totaling $143.0 million.

      Rental Income. We received rental income of $5.4 million for the three months ended June 30, 2003 compared to $6.5 million for the three months ended June 30, 2002. We received rental income of $12.3 million for the six months ended June 30, 2003 compared to $13.1 million for the six months ended June 30, 2002. The decreases from both the three and six months June 30, 2002 to the corresponding periods in 2003 were primarily due to the sale of one property interest in the fourth quarter of 2002.

      Fee Income and Other. We earned fee and other income of $943,000 for the three months ended June 30, 2003 as compared to $3.3 million for the three months ended June 30, 2002. We earned fee and other income of $1.5 million for the six months ended June 30, 2003 as compared to $3.7 million for the six months ended June 30, 2002. The decreases from both the three and six months ended June 30, 2002 to the corresponding periods in 2003 were primarily due to financial consulting fees of $2.9 million earned in 2002 relating to a group of loans that were closed at the end of the second quarter of 2002.

      Investment Income. Investment income represents income other than rents from our interests in real estate. We received investment income of $449,000 for the three months ended June 30, 2003 compared to $464,000 for the three months ended June 30, 2002. We received investment income of $2.8 million for the six months ended June 30, 2003 compared to $570,000 for the six months ended June 30, 2002. The $2.2 million increase in the six month period was primarily due to $1.7 million realized (cash collected) from participation interests we held in three of our investments and $600,000 of investment income generated by two investments totaling $1.3 million that were made subsequent to the end of the first quarter of 2002.

      Gain On Sale of Property Interest. In March 2003, we sold a 40% limited partnership interest and sole general partnership interest in a limited partnership that owns a property to an unrelated party. We retained an 11% limited partnership interest. The partnership interests we sold had a negative book value of $1.4 million. The buyer paid $900,000 and we recognized a gain of $2.4 million.

      Interest Expense. Interest expense consists of interest payments made on senior indebtedness on properties underlying our loans and property interests, and interest payments made on our lines of credit. Interest expense was $1.7 million for the three months ended June 30, 2003 as compared to $2.1 million for the three months ended June 30, 2002. Interest expense was $3.9 million for the six months ended June 30, 2003 as compared to $4.2 million for the quarter ended June 30, 2002. The decreases in interest expense from both the three and six months ended June 30, 2002 to the corresponding periods in 2003 resulted from a decrease in amounts outstanding from time to time pursuant to our lines of credit combined with a decrease in general market interest rates throughout 2002 and the first six months of 2003.

      Property Operating Expenses. Property operating expenses were $2.8 million for the three months ended June 30, 2003, compared to $3.3 million for the three months ended June 30, 2002. The $468,000 decrease in property operating expenses was primarily due to the sale of a property interest in the fourth quarter of 2002. Property operating expenses were $6.6 million for the six months ended June 30, 2003, compared to $6.1 million for the six months ended June 30, 2002. The $454,000 increase in property operating expenses was due to $235,000 in additional operating expenses from a property interest acquired in the fourth quarter of 2002, a $300,000 non-recurring adjustment relating to 2001 which reduced expenses in the first quarter of 2002 and $300,000 of increased expenses resulting from the unusually severe winter of 2002-2003, partially offset by the sale of a property interest in the fourth quarter of 2002.

      Included in property operating expenses are management fees of $119,000 and $288,000 paid to Brandywine Construction & Management, Inc., an affiliate of Resource America, Inc., for providing real estate management services to five properties underlying our investments in real estate during the three and six months ended June 30, 2003, respectively. We paid management fees of $115,000 and $303,000 to Brandywine for providing real estate management services to four properties underlying our investments in real estate during the three and six months ended June 30, 2002, respectively. Brandywine also provides real estate management services to ten properties underlying our investments in real estate loans during the three and six months ended June 30, 2003 where Brandywine's management fees are paid by the borrower on the relevant loan. Brandywine provided real estate management services to eleven properties underlying our investments in real estate loans during the three and six months ended June 30, 2002 where Brandywine's management fees were paid by the borrower on the relevant loan. We anticipate that we will continue to use Brandywine to provide real estate management services. See Note 7 to our financial statements, Item 1 of this quarterly report on Form 10-Q.

      Salaries and Related Benefits; General and Administrative Expense. Salaries and related benefits were $918,000 for the three months ended June 30, 2003, as compared to $451,000 for the three months ended June 30, 2002. General and administrative expenses were $778,000 for the three months ended June 30, 2003, as compared to $361,000 for the three months ended June 30, 2002. Salaries and related benefits were $1.6 million for the six months ended June 30, 2003, as compared to $904,000 for the six months ended June 30, 2002. General and administrative expenses were $1.3 million for the six months ended June 30, 2003, as compared to $674,000 for the six months ended June 30, 2002. The increases in salaries and related benefits and general and administrative expenses were due to (i) increased personnel and occupancy expenses which reflect the expansion of our staff to support the increased size of our portfolio due to the significant infusion of new capital primarily from our public offerings, (ii) increased compliance costs relating to new regulatory requirements and (iii) increased costs for directors' and officers' liability insurance. The major portion of these increases took place in the second and third quarters of fiscal 2002.

      Included in general and administrative expense is rental expense relating to our downtown Philadelphia office space. We sublease these offices pursuant to two operating leases. The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with Bancorp, Inc. Rent paid to Bancorp was $61,000 and $122,000 for the three and six months ended June 30, 2003, respectively, and $38,000 and $73,000 for the three and six months ended June 30, 2002, respectively,. The other sublease is with The Richardson Group, Inc. whose chairman is our secretary and a member of our board of trustees, and is also a son of our chairman and chief executive officer. The senior vice president and chief operating officer of Richardson is the spouse of our executive vice president and chief financial officer. Rent paid to Richardson was $13,000 and $27,000 for the three and six months ended June 30, 2003, respectively, and $13,000 and $13,000 for the three and six months ended June 30, 2002, respectively. The increase in the amount of rent we paid was due to the increase in the square footage we occupied over those periods. With respect to both sub-leases, we pay rent based upon the square footage we occupy at the amount paid per square foot by each of Bancorp and Richardson under their respective leases with an unaffiliated lessor. See Note 7 to our financial statements, Item 1 of this quarterly report on Form 10-Q.

      Also included in general and administrative expenses is $15,000 and $30,000 that we paid in the three and six months ended June 30, 2003 to Bancorp for technical support services provided to us. We paid Bancorp $15,000 and $30,000 in the three and six months ended June 30, 2002, respectively, for technical support services. See Note 7 to our financial statements, Item 1 of this quarterly report on Form 10-Q.

      Depreciation and Amortization. Depreciation and amortization was $827,000 for the three months ended June 30, 2003 compared to $910,000 for the three months ended June 30, 2002. The $87,000 decrease was due to sale of a property interest in the fourth quarter of 2002, partially offset by the acquisition of a property interest in the fourth quarter of 2002. Depreciation and amortization was $1.8 million for the six months ended June 30, 2003 compared to $1.8 million for the six months ended June 30, 2002.

      Reserve for Loan Losses. We have a reserve for loan losses of $226,000. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with our policy, we determined that this reserve was adequate as of June 30, 2003 based upon our credit analysis of each of the loans in our portfolio. If that analysis were to change, we may be required to increase our reserve, and such an increase, depending upon the particular circumstances, could be substantial. Any increase in reserves will constitute a charge against income. We will continue to analyze the adequacy of this reserve on a quarterly basis. During the six months ended June 30, 2003, the loans in our portfolio performed in accordance with their terms and were current as to payments.

CRITICAL ACCOUNTING POLICIES

      Refer to our Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of our critical accounting policies. During the six months ended June 30, 2003, there were no material changes to these policies.

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

      We have carried out an evaluation under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee appointed by such officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At our Annual Meeting of Shareholders held on May 27, 2003, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 28, 2003, the voting results were as follows:

(a) Each of the following nominees was elected to the Board of Trustees as follows:

                                   VOTES           VOTES
                     VOTES FOR    WITHHELD       ABSTAINED     UNVOTED
                     ---------    --------       ---------     -------
Betsy Z. Cohen      19,533,375      115,883          0            0
Edward S. Brown     19,533,675      115,583          0            0
Jonathan Z. Cohen   19,533,599      115,659          0            0
Arthur Makadon      17,396,096    2,253,162          0            0
Joel R. Mesznik     19,533,675      115,583          0            0
Daniel Promislo     19,533,675      115,583          0            0

(b) The ratification of the selection of Grant Thornton LLP as our independent public accountants for the fiscal year ending December 31, 2003 was approved as follows:

                 VOTES        VOTES
 VOTES FOR      WITHHELD     ABSTAINED     UNVOTED
 ---------      --------     ---------     -------
19,495,102      103,580       50,575        1

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      The Exhibits furnished as part of this Quarterly Report on Form 10-Q are identified in the Exhibit Index immediately following the signature page of this Report. Such Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K

      We filed two reports on Form 8-K during the three months ended June 30, 2003.

      A report on Form 8-K dated April 24, 2003 was filed as of April 24, 2003. Pursuant to Item 5 - Other Events and Required FD Disclosure, we disclosed that we had issued a press release regarding our earnings for the first quarter of fiscal 2003.

      A report on Form 8-K dated March 31, 2003 was filed as of April 1, 2003. Pursuant to Item 9 - Regulation FD Disclosure, we disclosed certifications by our chief executive officer and chief financial officer made pursuant to 18 U.S.C. Section 1350 which accompanied our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RAIT INVESTMENT TRUST
                                             (Registrant)


August 14, 2003                              /s/ Ellen J. DiStefano
---------------                              --------------------------------
DATE                                         Ellen J. DiStefano
                                             Chief Financial Officer
                                             (On behalf of the registrant and
                                             as its principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION
--------   ----------------------------------------------------
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

15.1       Awareness Letter from Independent Accountants.

31.1       Rule 13a-14(a) Certification by the Chief Executive Office of RAIT
           Investment Trust.

31.2       Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT
           Investment Trust.

32.1       Section 1350 Certification by the Chief Executive Officer of RAIT
           Investment Trust.

32.2       Section 1350 Certification by the Chief Financial Officer of RAIT
           Investment Trust.


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