Form 10-Q
period 2003-09-30
RAIT INVESTMENT TRUST
filed 2003-11-12
CIK 1045425

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO
                               -----------    ----------

                         Commission file number: 1-14760

                              RAIT INVESTMENT TRUST
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

As of November 12, 2003, 23,161,415 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                                                          PAGE
                                                                                                                          ----
                                                PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                                                               3

     Consolidated Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002                                    3

     Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2003 and 2002          4

     Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2003 and 2002                5

     Notes to Consolidated Financial Statements - September 30, 2003 (unaudited)                                            6

     Report of Independent Certified Public Accountants                                                                     14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                         20

ITEM 4.  CONTROLS AND PROCEDURES                                                                                            20

                                                  PART II. OTHER INFORMATION                                                21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                                   21

SIGNATURES                                                                                                                  22

EXHIBIT INDEX                                                                                                               23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30, 2003
                                                                           (UNAUDITED)        DECEMBER 31, 2002
                                                                           -----------        -----------------
ASSETS
         Cash and cash equivalents                                        $  23,868,166         $  19,666,189
         Restricted cash                                                     10,945,964             5,484,342
         Tenant escrows                                                         206,974               428,346
         Accrued interest receivable                                         10,969,545             7,421,907
         Investments in real estate loans, net                              311,797,115           258,921,926
         Investments in real estate, net                                    134,655,383           139,518,051
         Furniture, fixtures and equipment, net                                 634,506               611,224
         Prepaid expenses and other assets                                    7,667,766             5,911,495
         Goodwill, net                                                          887,143               887,143
                                                                          -------------         -------------
                              Total assets                                $ 501,632,562         $ 438,850,623
                                                                          =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
         Accounts payable and accrued liabilities                         $   1,121,988         $     421,149
         Accrued interest payable                                               655,848               677,309
         Tenant security deposits                                               449,098               657,921
         Borrowers' escrows                                                   7,102,374            10,150,938
         Dividends payable                                                   12,929,403                    --
         Senior indebtedness relating to loans                               47,066,807            30,430,916
         Long-term debt secured by real estate underlying
                investments in real estate                                   75,988,065            84,160,993
         Secured lines of credit                                             39,934,678            30,243,155
                                                                          =============         -------------
                  Total liabilities                                       $ 185,248,261         $ 156,742,381
Minority interest                                                             3,235,377             4,513,579
Shareholders' equity:
         Preferred Shares, $.01 par value; 25,000,000 authorized
              shares                                                                 --                    --
         Common Shares, $.01 par value; 200,000,000 authorized
              shares; issued and outstanding 20,853,875  and
              18,803,471 shares, respectively                                   208,539               188,035
         Additional paid-in-capital                                         314,764,666           274,606,899
         (Accumulated deficit) retained earnings                                (12,388)            5,079,319
         Loans for stock options exercised                                     (776,349)           (1,068,972)
         Deferred compensation                                               (1,035,544)           (1,210,618)
                                                                          -------------         -------------
                  Total shareholders' equity                                313,148,924           277,594,663
                                                                          -------------         -------------
                  Total liabilities and shareholders' equity              $ 501,632,562         $ 438,850,623
                                                                          =============         =============

        The accompanying notes are an integral part of these consolidated financial statements.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                   --------------------------    --------------------------
                                                      2003           2002           2003           2002
                                                   -----------    -----------    -----------    -----------
REVENUES
Interest income                                    $10,608,732     $8,369,948    $27,628,526    $24,257,745
Rental income                                        6,114,316      6,175,076     18,386,731     19,305,057
Fee income and other                                 1,892,902        910,754      3,368,510      4,567,108
Investment income                                    2,570,296        681,589      5,375,851      1,251,253
Gain on sale of loan                                        --             --             --        947,974
Gain on sale of property interest                           --             --      2,372,220             --
Income from loan satisfaction                               --      3,181,670             --      3,181,670
                                                   -----------    -----------    -----------    -----------
      Total revenues                                21,186,246     19,319,037     57,131,838     53,510,807

COSTS AND EXPENSES
Interest                                             2,442,796      2,570,182      6,353,229      6,787,724
Property operating expenses                          3,340,562      3,291,188      9,929,558      9,426,034
Salaries and related benefits                          940,341        751,568      2,562,669      1,655,750
General and administrative                             636,146        492,645      1,964,090      1,166,697
Depreciation and amortization                          862,626        908,461      2,666,815      2,673,264
                                                   -----------    -----------    -----------    -----------
       Total costs and expenses                      8,222,471      8,014,044     23,476,361     21,709,469
                                                   -----------    -----------    -----------    -----------

Net income before minority interest                $12,963,775    $11,304,993    $33,655,477    $31,801,338

Minority interest                                     (28,586)        128,553         28,120         18,599
                                                   -----------    -----------    -----------    -----------

Net income                                         $12,935,189    $11,433,546    $33,683,597    $31,819,937
                                                   ===========    ===========    ===========    ===========

Net income per common share basic                  $      0.62    $      0.63    $      1.64    $      1.86
                                                   ===========    ===========    ===========    ===========

Net income per common share diluted                $      0.62    $      0.63    $      1.63    $      1.84
                                                   ===========    ===========    ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ----------------------------------------
                                                                                2003                      2002
                                                                            ------------              --------------
Cash flows from operating activities
    Net Income                                                              $ 33,683,597              $  31,819,937
    Adjustments to reconcile net income to net cash provided by operating activities:

      Minority interest                                                          (28,120)                   (18,599)
      Non cash income from loan satisfaction                                          --                   (999,110)
      Depreciation and amortization                                            2,666,815                  2,673,264
      Accretion of loan discount                                              (5,375,669)                  (201,463)
      Deferred compensation                                                      175,074                         --
      Decrease (increase) in tenant escrows                                      221,372                   (128,757)
      Increase in accrued interest receivable                                 (3,547,638)                (2,403,126)
      Increase in prepaid expenses and other assets                           (3,990,718)                (2,140,549)
      Increase (decrease) in accounts payable and accrued liabilities            700,839                   (648,903)
      (Decrease) increase in accrued interest payable                            (21,461)                   120,784
      Decrease in tenant security deposits                                      (208,823)                  (148,056)
      Decrease in borrowers' escrows                                          (8,510,186)                (1,684,968)
                                                                            ------------              -------------
         Net cash provided by operating activities                            15,765,082                 26,240,453
                                                                            ------------              -------------

Cash flows from investing activities
      Purchase of furniture, fixtures and equipment                              (95,286)                  (630,585)
      Real estate loans purchased                                            (34,843,422)                (1,807,783)
      Real estate loans originated                                           (90,515,411)              (138,207,363)
      Principal repayments of loans                                           66,496,667                 61,389,834
      Proceeds from disposition of real estate interests                      11,234,838                         --
      Investments in real estate and improvements                            (13,734,752)               (22,788,036)
      Proceeds from sale of loan                                                      --                  1,237,167
                                                                            ------------              -------------
          Net cash used in investing activities                              (61,457,366)              (100,806,766)
                                                                            ------------              -------------

Cash flows from financing activities
      Principal repayments on senior indebtedness                            (10,920,290)                (6,905,971)
      Principal repayments on long-term debt                                    (680,051)                  (583,659)
      Principal repayments on notes underlying deferred compensation             258,783                         --
      Proceeds of senior indebtedness                                         37,050,000                 19,200,000
     Advances on secured lines of credit                                       9,691,523                 33,000,000
      Issuance of common shares, net                                          40,212,111                 54,976,528
      Payment of dividends                                                   (25,717,815)               (20,429,704)
                                                                            ------------              -------------
         Net cash provided by financing activities                            49,894,261                 79,257,194
                                                                            ------------              -------------

Net change in cash and cash equivalents                                        4,201,977                  4,690,882
                                                                            ------------              -------------

Cash and cash equivalents, beginning of period                              $ 19,666,189              $  18,064,909
                                                                            ============              =============

Cash and cash equivalents, end of period                                    $ 23,868,166              $  22,755,791
                                                                            ============              =============

        The accompanying notes are an integral part of these consolidated financial statements.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly RAIT Investment Trust's (the "Company") consolidated financial position at September 30, 2003, its results of operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         Certain reclassifications have been made to the consolidated financial statements as of and for the three and nine months ended September 30, 2002 to conform to the presentation for the three and nine months ended September 30, 2003.

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

                                                           FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                         -------------------------------         ------------------------------
                                                             2003               2002                2003               2002
                                                         ------------        -----------         -----------        -----------
Net income as reported                                   $ 12,935,000        $11,434,000         $33,684,000        $31,820,000
Less: stock based compensation determined
     under fair value based method for all awards             (29,000)          (125,000)            (86,000)          (376,000)
                                                         ------------        -----------         -----------        -----------

Pro forma net income                                     $ 12,906,000        $11,309,000         $33,598,000        $31,444,000

Net income per share-basic, as reported                  $       0.62        $      0.63         $      1.64        $      1.86

Net income per share-basic, pro forma                    $       0.62        $      0.62         $      1.63        $      1.84

Net income per share-diluted, as reported                $       0.62        $      0.63         $      1.63        $      1.84

Net income per share-diluted, pro forma                  $       0.61        $      0.62         $      1.62        $      1.82

         The Company granted options to purchase 0 and 24,850 common shares during the three and nine months ended September 30, 2003, respectively. The Company granted options to purchase 11,000 and 87,100 common shares during the three and nine months ended September 30, 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 10.7% and 11.0%; expected volatility of 22.0% and 22.0%; risk-free interest rate of 4.0% and 4.8% and expected lives of five years and five years.

VARIABLE INTEREST ENTITIES

         In January 2003, the FASB issued FASB Interpretation 46, or FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

which equity investors do not have the characteristics of a controlling financial interest. The Company refers to these entities as variable interest entities. Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The consolidation requirements, as amended by FASB Staff Position (FSP 46-6), "Effective Date of FIN 46", apply to existing entities in the first fiscal year or interim period ending after December 15, 2003.

         Some of the financing structures that the Company offers to its borrowers involve the creation of entities that could be deemed variable interest entities and, therefore, could be subject to FIN 46. These entities would include certain majority-owned subsidiaries reported in the Company's consolidated financial statements. The Company is continuing to assess the impact of FIN 46 on all variable interest entities with which it is involved and whether or not such entities would be required to be consolidated on the Company's balance sheet. At this time, the Company does not believe that the implementation of FIN 46 with respect to its current portfolio of investments will have a material impact on its consolidated balance sheet, earnings or capital resources. The Company anticipates that, even if it were required to consolidate any of the entities that could be deemed variable interest entities, the maximum charge to earnings per share would be $0.02 per share(approximately $460,000), calculated on an annual basis based on the weighted average number of diluted shares outstanding for the three months ended September 30, 2003.
The complexity of the new consolidation rules and their evolving clarification make forecasting their effect difficult.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company adopted Statement of Financial Accounting Standard 149 (SFAS No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. As of September 30, 2003, the Company has not entered into loan commitments that it intends to sell in the future.

ACCOUNTING FOR FINANCIAL INSTRUMENTS

         The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and was effective July 1, 2003. Based on the Company's current business activities, Management has determined that the provisions of SFAS No. 150 did not have a material impact on the Company's financial position, results of operations, or disclosures.

NOTE 2 - CONSOLIDATED STATEMENT OF CASH FLOWS

         Non-cash consideration received in conjunction with the Company's disposition of an investment in real estate and in satisfaction of a loan totaled $2.8 million for the nine months ended September 30, 2003.

NOTE 3 - RESTRICTED CASH AND BORROWERS' ESCROWS

         Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events and to serve as additional collateral for borrowers' loans.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS

         The Company's portfolio of real estate loans consisted of the following at September 30, 2003:

First mortgages                                          $178,941,454
Mezzanine loans                                           131,992,043
Unearned (fees) costs                                       1,089,775
Less: Allowance for loan losses                              (226,157)
                                                         ------------
  Investments in real estate loans                        311,797,115
Less: Senior indebtedness secured by real estate
         underlying the Company's loans                   (47,066,807)
                                                         ------------
  Net investments in real estate loans                   $264,730,308
                                                         ============

         The following is a summary description of the Company's portfolio of real estate loans as of September 30, 2003:

                                AVERAGE
                     NUMBER      LOAN
 TYPE OF LOAN       OF LOANS    TO VALUE     YIELD RANGE(1)    RANGE OF MATURITIES
 ------------       --------    --------     -----------       -------------------
First mortgages        19         74.9%       6.2%-12.0%         12/31/03-8/15/13
Mezzanine loans        29         78.8%       8.0%-18.1%           1/29/04-5/1/21

(1) Includes points charged.

         As of September 30, 2003, the Company's loans were collateralized by the following types of properties:

Multi-family             $ 99.0 million
Office                    135.8 million
Retail and other           76.2 million
                         --------------
                         $311.0 million
                         ==============

..

         As of September 30, 2003, senior indebtedness relating to the Company's loans consisted of the following:

Loan payable, secured by real estate, monthly installments of principal and interest based on an amortization schedule of 25 years, including interest at a specified London interbank offered rate ("LIBOR") plus 135 basis points ( 2.47% at September 30,
2003), remaining principal due September 15, 2007; the interest rate is subject to an interest rate swap agreement entered into by
the borrower which provides for a fixed rate of 8.68%                 $10,576,807

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $6,440,000,
payable interest only at 5.25% due monthly, principal balance due
February 12, 2004                                                       2,900,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $6,000,000,
payable interest only at LIBOR plus 275 basis points (3.87% at
September 30, 2003) due monthly, principal balance due June 26,
2004                                                                    5,000,000

 Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $10,250,000, payable interest only at LIBOR plus 275 basis points (3.87% at
September 30, 2003) due monthly, principal balance due September
30, 2004                                                                5,000,000

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

 Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $8,000,000, payable interest only at LIBOR plus 250 basis points (3.62% at September
30, 2003) due monthly, principal balance due October 1, 2004.           5,000,000

 Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $5,560,000,
payable interest only at LIBOR plus 250 basis points (3.62% at
September 30, 2003) due monthly, principal balance due May 9,
2005.                                                                   5,000,000

 Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $6,182,082,
payable interest only at LIBOR plus 250 basis points (3.62% at
September 30, 2003) due monthly, principal balance due March 10,
2004                                                                    4,150,000

 Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $3,300,000,
payable interest only at LIBOR plus 275 basis points (3.87% at
September 30, 2003) due monthly, principal balance due March 29,
2005                                                                    2,640,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $2,550,000,
payable interest only at 5.0% due monthly, principal balance due
July 26, 2005                                                           1,800,000

Term loan payable, secured by Company's interest in a first
mortgage loan with a principal balance of $7,500,000, payable interest only at 4.5% due monthly, principal balance due June 23,
2006(1)                                                                 5,000,000
                                                                      -----------
                                                                      $47,066,807
                                                                      ===========

(1) On September 30, 2003 this term loan was amended to increase the amount outstanding to $6.5 million, however the Company did not receive the additional $1.5 million contemplated by the amendment until October 1, 2003.

         As of September 30, 2003, the senior indebtedness relating to the Company's loans maturing in the remainder of 2003 and over the next four years is as follows:

2003           $     40,526
2004             22,221,160
2005              9,626,622
2006              5,203,481
2007              9,975,018
               ------------
               $ 47,066,807
               ============

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 5 - INVESTMENTS IN REAL ESTATE

         The Company's investments in real estate are comprised of real estate that the Company owns through consolidated subsidiaries, the Company's equity investments in unconsolidated entities owning real estate and related escrows. Investments in real estate are comprised of the following types of properties at September 30, 2003:

Multi-family (1)                      $  40,963,273
Office (2)                               91,241,361
Retail and other (3)                     14,515,518
                                      -------------
  Subtotal                              146,720,152
Less: Accumulated depreciation          (12,064,769)
                                      -------------
Investment in real estate, net        $ 134,655,383
                                      =============

(1) Includes $8.0 million invested in two limited liability companies that each own apartment buildings, $1.9 million invested in a limited partnership that owns an apartment building and a $1.8 million investment in an entity which is the beneficiary of a trust that owns an apartment building. Also includes escrows totaling $344,000 at September 30, 2003 which are held for payment of real estate taxes, insurance premiums and repair and replacement costs.

(2) Includes $1.5 million invested in a limited partnership that owns an office building and $6.6 million invested in a limited liability company that owns an office building. Also includes escrows totaling $1.5 million at September 30, 2003 which are held for payment of real estate taxes, insurance premiums, repair and replacement costs, tenant improvements and leasing commissions.

(3) Includes $850,000 invested in a limited liability company that owns a retail center. Also includes escrows totaling $ 168,000 at September 30, 2003 which are held for payment of real estate taxes, insurance premiums, repair and replacement costs, tenant improvements and leasing commissions.

         As of September 30, 2003, long-term debt secured by real estate underlying the Company's investments in real estate consisted of the following:

Loan payable, secured by real estate, monthly installments of
$8,008,including interest at 7.33%, remaining principal due August 1, 2008.      $ 1,012,159

Loan payable, secured by real estate, monthly installments of
$288,314,including interest at 6.85%, remaining principal due August 1, 2008.     41,561,705

Loan payable, secured by real estate, monthly payments of
$87,960, including interest at 8.36%, remaining principal
due March 11, 2028; as an inducement to pay interest at
8.36% from April 11, 1998 onward, rather than 7.89%, the
Company received a buy-up premium of $418,482 (balance of
$256,704 at September 30, 2003) which is amortized over the
term of the underlying debt.
                                                                                  11,319,261

Loan payable, secured by real estate, monthly installments of $37,697,
including interest at 7.27%, remaining principal due January 1, 2010.              5,294,086

Loan payable, secured by real estate, monthly installments of $47,720,
including interest at 5.73%, remaining principal due November 1, 2012.             7,488,074

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

Loan payable, secured by real estate, monthly installments of $72,005,
including interest at 7.55%, remaining principal due December 1, 2008              9,312,780

                                                                                 $75,988,065
                                                                                 ===========

         As of September 30, 2003, the amount of long-term debt secured by the Company's investments in real estate that matures over the remainder of 2003, over the next four years and the aggregate indebtedness maturing thereafter, is as follows:

2003               $   282,508
2004                 1,170,305
2005                 1,256,747
2006                 1,348,273
2007                 1,446,510
Thereafter          70,483,722
                   -----------
                   $75,988,065
                   ===========

         Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Unamortized fees as of September 30, 2003 were $620,000. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's real estate investments for the three and nine months ended September 30, 2003 was $797,000 and $2.5 million, respectively.

NOTE 6 - LINES OF CREDIT

         During September 2003, the Company amended the terms of one of its $20.0 million lines of credit to increase the maximum availability to $30.0 million. Also during September 2003, the Company amended its $5.0 million line of credit to convert it into a $6.5 million term loan. The Company may re-borrow amounts repaid under its lines of credit but the Company may not re-borrow any amounts repaid under its term loan. All amounts outstanding under these lines of credit are secured by a pledge of an investment or investments in the Company's portfolio. The following is a description of these lines of credit:

         At September 30, 2003, the Company had $12.1 million outstanding under its $30.0 million line of credit. This line of credit bears interest at either 30-day LIBOR plus 2.5% or the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. The minimum interest rate is 4.0%. Absent any renewal, the line of credit will terminate in October 2005 and any principal then outstanding must be paid by October 2006. The lender has the right to declare any advance due and payable in full two years after the date of the advance.

         At September 30, 2003, the Company had $19.0 million outstanding under its $20.0 million line of credit. This line of credit bears interest at the prime rate as described above. This line of credit has a current term running through April 2004 with annual one-year extension options at the lender's option and an 11-month non-renewal notice requirement. $1.0 million of availability under this line of credit is reserved in the event the Company is required to make any payments under a letter of credit described in note 8 below.

         At September 30, 2003, the Company had $8.9 million outstanding under its $10.0 million line of credit. This line of credit bears interest either at three month LIBOR plus 3.0% or at the prime rate as described above, at our election. Absent any renewal, this line will terminate in July 2004 and any principal then outstanding must be repaid by July 2009.

NOTE 7 - RELATED PARTY TRANSACTIONS

         In the ordinary course of its business operations, the Company has ongoing relationships with several related entities. Certain of these transactions with these related entities in the nine months ended September 30, 2003 are described below.

         Brandywine Construction & Management, Inc. ("Brandywine") is an affiliate of the spouse of Betsy Z. Cohen, the Company's Chairman and Chief Executive Officer. Brandywine provided real estate management services to fourteen properties underlying the Company's investments in real estate at September 30, 2003. Management fees in the amount of $393,000 and $745,000

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

were paid to Brandywine for the three and nine months ended September 30, 2003, respectively. The Company believes that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties. The Company continues to use Brandywine to provide real estate management services to properties underlying the Company's investments.

         Betsy Z. Cohen is the Chief Executive Officer and a director of The Bancorp, Inc. ("Bancorp"), the holding company for The Bancorp Bank. Daniel G. Cohen, Mrs. Cohen's son, is the Chairman of the Board of Bancorp. The Company maintains most of its checking and demand deposit accounts at Bancorp. As of September 30, 2003, the Company had $16.9 million on deposit, of which approximately $16.8 million is over the FDIC insurance limit. The Company pays a fee of $5,000 per month to Bancorp for information system technical support services. The Company paid fees aggregating $15,000 and $45,000 for these services for the three and nine months ended September 30, 2003, respectively.

         The Company sub-leases a portion of its downtown Philadelphia office space under an operating lease from Bancorp. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Bancorp was approximately $61,000 and $183,000 for the three and nine months ended September 30, 2003, respectively. The Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease from The Richardson Group, Inc. ("Richardson"), a sales consulting company, whose Chairman is Jonathan Z. Cohen. Mr. Cohen is Mrs. Cohen's son and the Company's Vice-Chairman and a trustee of the Company. The Senior Vice President and Chief Operating Officer of Richardson is the spouse of Ellen J. DiStefano, the Executive Vice President and Chief Financial Officer of the Company. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Richardson was approximately $14,000 and $42,000 for the three and nine months ended September 30, 2003, respectively. With respect to both sub-leases, the Company pays rent based upon the square footage it occupies at the amount paid per square foot by each of Bancorp and Richardson under their respective leases with an unaffiliated lessor.

         Daniel G. Cohen is the principal owner of the corporate parent of Cohen Brothers & Company ("Cohen Brothers"), a registered broker-dealer. In March 2003, Jonathan Z. Cohen sold his 50% equity interest in this corporate parent to Daniel G. Cohen. Cohen Brothers has acted as a dealer in the public offerings the Company made of its common shares in February 2003 and October 2003. In the February 2003 offering, Cohen Brothers was allocated 150,000 common shares at the public offering price less a standard dealer's concession of $0.48 per share. In the October 2003 offering, Cohen Brothers was allocated 125,000 common shares at the public offering price less a standard dealer's concession of $0.61 per share.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         At September 30, 2003, the Company has outstanding two letters of credit totaling $3.0 million as follows:

         On February 20, 2003, a $1.0 million letter of credit was posted in connection with the Company's sale of a property interest to support the Company's guaranteed rate of return to the buyer of up to a maximum of $800,000 over a three-year period and capital improvements of $200,000. $1.0 million of availability under the Company's $20.0 million line of credit described in note 6 above is reserved in the event the Company is required to make any payments under this letter of credit.

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

NOTE 9 - SHAREHOLDERS' EQUITY

         On February 10, 2003, the Company issued 1.75 million common shares in a public offering at an offering price of $20.75 per share. After offering costs, including the underwriter's discount, and expenses of approximately $1.7 million, the Company received approximately $34.6 million of net proceeds. On March 4, 2003, the Company issued an additional 262,500 common shares pursuant to the underwriter's exercise of its over-allotment option. The exercise price was $20.75 per share, resulting in receipt by the Company of net proceeds of approximately $5.2 million.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

         On March 21, 2003 the Board of Trustees of the Company declared a cash dividend of $0.62 per common share payable on April 16, 2003 to shareholders of record on April 3, 2003.

         On June 19, 2003, the Board of Trustees of the Company declared a cash dividend of $0.62 per common share payable on July 15, 2003 to shareholders of record on July 3, 2003.

         On September 10, 2003, the Board of Trustees of the Company declared a cash dividend of $0.62 per common share payable on October 15, 2003 to holders of record on September 22, 2003.

         On October 22, 2003, the Company issued 2.0 million common shares in a public offering at an offering price of $22.75 per share. After offering costs, including the underwriter's discount, and expenses of approximately $2.1 million, the Company received approximately $43.4 million of net proceeds. On October 31, 2003, the Company issued an additional 300,000 common shares pursuant to the underwriter's exercise of its over-allotment option. The exercise price was $22.75 per share, resulting in receipt by the Company of net proceeds of approximately $6.5 million.

NOTE 10 - EARNINGS PER SHARE

         The Company's calculation of earnings per share for the three and nine months ended September 30, 2003 and 2002 in accordance with SFAS No. 128 is as follows:

                                        THREE MONTHS ENDED SEPTEMBER 30, 2003              NINE MONTHS ENDED SEPTEMBER 30, 2003
                                     -------------------------------------------      ---------------------------------------------
                                       INCOME           SHARES        PER SHARE         INCOME             SHARES         PER SHARE
                                     (NUMERATOR)     (DENOMINATOR)      AMOUNT        (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                     -----------     -------------   -----------      -----------      -------------     ----------
Basic earnings per share:
Net income available to common
    Shareholders                     $12,935,189      20,851,897     $      0.62      $33,683,597        20,559,463      $     1.64
Effect of dilutive securities
    Options                                   --         172,224              --               --           159,501            (.01)
                                     -----------      ----------     -----------      -----------        ----------      ----------
Net income available to common
   shareholders plus assumed
    conversions                      $12,935,189      21,024,121     $      0.62      $33,683,597        20,718,964      $     1.63
                                     ===========      ==========     ===========      ===========        ==========      ==========

                                        THREE MONTHS ENDED SEPTEMBER 30, 2003              NINE MONTHS ENDED SEPTEMBER 30, 2003
                                     -------------------------------------------      ---------------------------------------------
                                       INCOME           SHARES        PER SHARE         INCOME             SHARES         PER SHARE
                                     (NUMERATOR)     (DENOMINATOR)      AMOUNT        (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                     -----------     -------------   -----------      -----------      -------------     ----------
Basic earnings per share:
Net income available to common
    shareholders                     $11,433,546       18,149,478     $     0.63      $31,819,938        17,126,868        $   1.86
Effect of dilutive securities
   Options                                    --          130,200             --               --           116,094            (.02)
   Warrants                                   --            9,855             --               --             8,667              --
                                     -----------       ----------     ----------      -----------        ----------       ---------
Net income available to common
   shareholders plus assumed
   conversions                       $11,433,546       18,289,533     $     0.63      $31,819,938        17,251,629        $   1.84
                                     ===========       ==========     ==========      ===========        ==========        ========

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Trustees and Shareholders
RAIT Investment Trust

    We have reviewed the accompanying consolidated balance sheet of RAIT Investment Trust and Subsidiaries as of September 30, 2003 and the related consolidated statements of income and cash flows for the three-month and nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
October 20, 2003

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

OVERVIEW

         We began investment operations in January 1998. Our principal business objective is to generate income for distribution to our shareholders from a combination of interest and fees on loans, rents and other income from our interests in real estate, and proceeds from the sale of our investments. Through September 30, 2003, we had completed nine public offerings of our common shares: two during 1998, three in 2001, three in 2002 and one in February 2003. In October 2003, we completed a tenth public offering of our common shares. We have used the proceeds of these offerings, combined with amounts collected from the repayment, sale and refinancing of our loans and interests in real estate and amounts drawn from our lines of credit, to build our investment portfolio.

LIQUIDITY AND CAPITAL RESOURCES

         The principal sources of our liquidity and capital resources from our commencement through September 30, 2003 were the nine public offerings of our common shares. After offering costs and underwriting discounts, we obtained net offering proceeds of $307.3 million. In March 2003, we filed a shelf registration statement to allow us to sell any combination of our common or preferred shares, warrants for our preferred or common shares or one or more series of debt securities up to a total amount of $300.0 million. In October 2003, we completed a tenth public offering of our common shares and obtained net proceeds of $49.9 million.

         We also maintain our liquidity and capital resources through our lines of credit and term loan. During September 2003, we amended the terms of one of our $20.0 million lines of credit to increase the maximum availability to $30.0 million. Also during September 2003, we amended our $5.0 million line of credit to convert it into a $6.5 million term loan. We may re-borrow amounts repaid under our lines of credit but we may not re-borrow any amounts repaid under our term loan. All amounts outstanding under our lines of credit are secured by a pledge of an investment or investments in our portfolio. The following is a description of our lines of credit:

         At September 30, 2003 and at November 12, 2003 we had $12.1 million and $10.0 million, respectively, outstanding under our $30.0 million line of credit. This line of credit bears interest at either 30-day London interbank offered rates, or LIBOR, plus 2.5% or the prime rate as published in the "Money Rates" section of The Wall Street Journal, at our election. The minimum interest rate is 4.0%. The current interest rate is 4.0%. Absent any renewal, the line of credit will terminate in October 2005 and any principal then outstanding must be repaid by October 2006. The lender has the right to declare any advance due and payable in full two years after the date of the advance.

         At September 30, 2003 and at November 12, 2003 we had $19.0 million and $0, respectively, outstanding under our $20.0 million line of credit. This line of credit bears interest at the prime rate as described above. The current interest rate is 4.00%. This line of credit has a current term running through April 2004 with annual one-year extension options at the lender's option and an 11-month non-renewal notice requirement. $1.0 million of availability under this line of credit is reserved in the event we are required to make any payments under a letter of credit described in note 8 to our financial statements, Item 1 of this quarterly report on Form 10-Q.

         At both September 30, 2003 and November 12, 2003, we had $8.9 million outstanding under our $10.0 million line of credit. This line of credit bears interest either at three month LIBOR plus 3.0% or at the prime rate as described above, at our election. The current interest rate is 4.14%. Absent any renewal, this line will terminate in July 2004 and any principal then outstanding must be repaid by July 2009.

         Our other sources of liquidity and capital resources include principal payments on, refinancings of, and sales of senior participations in loans in our portfolio as well as refinancings and the proceeds of sales and other dispositions of our interests in real estate. These resources aggregated $24.8 million and $114.8 million for the three and nine months ended September 30, 2003, respectively, and $14.5 million and $95.6 million for the three and nine months ended September 30, 2002, respectively.

         We use our capital resources principally for originating and purchasing loans and acquiring interests in real estate. For the three and nine months ended September 30, 2003, we originated or purchased two loans in the aggregate amount of $10.9 million and 15 loans in the aggregate amount of $125.4 million, respectively, as compared to 11 loans in the aggregate amount of $60.5 million and 26 loans in the aggregate amount of $140.0 million, for the three and nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2003, we acquired two interests in real estate totaling $2.7 million and five interests in real estate totaling $13.7 million, respectively, as compared to the three and nine months ended September 30, 2002 when we acquired one and four interests in real estate for $1.9 million and $22.8 million (net of $5.4 million of long-term debt assumed), respectively.

         We also receive funds from a combination of interest and fees on our loans, rents and income from our interests in real estate. As required by the Internal Revenue Code, we used this income, to the extent of not less than 90% of our taxable income, to pay distributions to our shareholders. For the three and nine months ended September 30, 2003, we declared dividends of $12.9 million and $38.8 million, respectively, and for the three and nine months ended September 30, 2002, we declared dividends of $10.9 million and $31.3 million, respectively. We expect to continue to use funds from these sources to meet these needs.

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

         At September 30, 2003, we had approximately $23.0 million of cash on hand which, when combined with $49.9 million of net proceeds from our October public offering, provided for $21.0 million of new loan originations, payment of our $12.9 million third quarter dividend and repayment of $39.0 million on the amounts outstanding on our lines of credit, all in early October. As of October 31, 2003, we received loan repayments and proceeds of dispositions of real estate interests totaling approximately $25.0 million, which we anticipate will be utilized primarily to originate additional investments in the fourth quarter of 2003.

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

         The following schedule summarizes our currently anticipated contractual obligations and commercial commitments as of September 30, 2003:

                                  LESS        ONE TO       FOUR TO         AFTER
                                  THAN        THREE         FIVE           FIVE
                                ONE YEAR      YEARS         YEARS          YEARS          TOTAL
                                --------   -----------   -----------    -----------   ------------
Operating leases                $313,493   $   629,014   $   970,479    $   296,535   $  2,209,521
Long-term debt                   323,035    34,274,834    12,973,283     70,483,721    118,054,873
Deferred compensation            344,761       689,522        86,190             --      1,120,473
                                --------   -----------   -----------    -----------   ------------
  Total                         $981,289   $35,593,370   $14,029,952    $70,780,256   $121,384,867
                                ========   ===========   ===========    ===========   ============

OFF-BALANCE SHEET ARRANGEMENTS

         On February 20, 2003, a $1.0 million letter of credit was posted in connection with our sale of a property interest to support our guaranteed rate of return to the buyer of up to a maximum of $800,000 over a three-year period and capital improvements of $200,000. The letter of credit is collateralized by a cash deposit of $1.0 million that is held by the institution that extended the letter of credit and is included in restricted cash in our consolidated financial statements at September 30, 2003. We anticipate that the $200,000 for capital improvements will be drawn down under this letter of credit in the next year. We do not currently anticipate that any amounts relating to the guaranteed rate of return will be drawn down.

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

VARIABLE INTEREST ENTITIES

         In January 2003, the FASB issued FASB Interpretation 46, or FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest. We refer to these entities as variable interest entities. Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The consolidation requirements, as amended by FASB Staff Position (FSP 46-6), "Effective Date of FIN 46," apply to existing entities in the first fiscal year or interim period ending after December 15, 2003.

         Some of the financing structures that we offer to our borrowers involve the creation of entities that could be deemed variable interest entities and, therefore, could be subject to FIN 46. These entities would include certain majority-owned subsidiaries reported in our consolidated financial statements. We are continuing to assess the impact of FIN 46 on all variable interest entities with which we are involved and whether or not such entities would be required to be consolidated on our balance sheet. At this time, we do not believe that the implementation of FIN 46 with respect to our current portfolio of investments will have a material impact on our consolidated balance sheet, earnings or capital resources. We anticipate that, even if we were required to consolidate any of the entities that could be deemed variable interest entities, the maximum charge to earnings per share would be $0.02 per share(approximately $460,000), calculated on an annual basis based on the weighted average number of diluted shares outstanding for the three months ended September 30, 2003.
The complexity of the new consolidation rules and their evolving clarification make forecasting their effect difficult.

RESULTS OF OPERATIONS

         Interest Income. Our mortgage interest income was $10.6 million for the three months ended September 30, 2003 compared to $8.4 million for the three months ended September 30, 2002. The $2.2 million increase was due to an additional $6.5 million of interest generated by 24 loans totaling $183.6 million that were purchased or originated between July 1, 2002 and September 30, 2003, partially offset by a $4.2 million reduction of interest due to the repayment of 24 loans totaling $162.8 million during the same period. Our mortgage interest income was $27.6 million for the nine months ended September 30, 2003 compared to $24.2 million for the nine months ended September 30, 2002. The $3.4 million increase was due to an additional $13.2 million of interest generated by 37 loans totaling $231.6 million that were purchased or originated between January 1, 2002 and September 30, 2003, partially offset by a $9.5 million reduction of interest due to the repayment of 27 loans totaling $168.4 million during the same period.

         Rental Income. We received rental income of $6.1 million for the three months ended September 30, 2003 compared to $6.2 million for the three months ended September 30, 2002. We received rental income of $18.4 million for the nine months ended September 30, 2003 compared to $19.3 million for the nine months ended September 30, 2002. The decreases from both the three and nine months ended September 30, 2002 to the corresponding periods in 2003 were primarily due to the sale of one property interest in the fourth quarter of 2002 partially offset by the acquisition of two property interests, one in October 2002 and one in July 2003.

         Fee Income and Other. We earned fee and other income of $1.9 million for the three months ended September 30, 2003 as compared to $911,000 for the three months ended September 30, 2002. The $1.0 million increase was due to a $1.5 million consulting fee earned relating to one investment, partially offset by a $600,000 decrease in fees earned by our wholly owned subsidiary, RAIT Capital Corp. d/b/a Pinnacle Capital Group. We earned fee and other income of $3.4 million for the nine months ended September 30, 2003 as compared to $4.6 million for the nine months ended September 30, 2002. The $1.2 million decrease was due to five investments in the nine months ended September 30, 2002 which generated $3.1 million as compared to one investment that generated $1.5 million in the nine months ended September 30, 2003. This decrease was partially offset by a $280,000 increase in fees earned by our wholly owned subsidiary, RAIT Capital Corp d/b/a Pinnacle Capital Group.

         Investment Income. Investment income represents income from our interests in real estate other than rents. We received investment income of $2.6 million for the three months ended September 30, 2003 compared to $682,000 for the three months ended September 30, 2002. The $1.9 million increase was due to an additional $2.3 million of investment income generated by six investments totaling $20.2 million that were originated between July 1, 2002 and September 30, 2003, partially offset by a $570,000 reduction of investment income due to the disposition of 3 investments totaling $18.0 million during the same period. We received investment income of $5.4 million for the nine months ended September 30, 2003 compared to $1.3 million for the nine months ended September 30, 2002. The $4.1 million increase was due to $1.8 million of appreciation interests realized upon the disposition of three investments and an additional $2.9 million of investment income generated by four investments totaling $48.8 million that were originated between January 1, 2002 and September 30, 2003, partially offset by a $510,000 reduction of investment income due to the disposition of two investments totaling $17.3 million during the same period.

         Gain On Sale of Property Interest. In March 2003, we sold a 40% limited partnership interest and sole general partnership interest in a limited partnership that owns a property to an unrelated party. We retained an 11% limited partnership interest. The partnership interests we sold had a negative book value of $1.4 million. The buyer paid $900,000 and we recognized a gain of $2.3 million.

         Interest Expense. Interest expense consists of interest payments made on senior indebtedness on properties underlying our loans and property interests, and interest payments made on our lines of credit. Interest expense was $2.4 million for the three months ended September 30, 2003 as compared to $2.6 million for the three months ended September 30, 2002. The $130,000 decrease was due to a $676,000 reduction in interest expense resulting from the repayment of seven loans payable totaling $43.5 million between July 1, 2002 and September 30, 2003, partially offset by a $570,000 increase in interest expense resulting from borrowing an additional $39.1 million (nine loans payable) and drawing an additional $28.9 million on our lines of credit during the same period. Interest expense was $6.4 million for the nine months ended September 30, 2003 as compared to $6.8 million for the quarter ended September 30, 2002. The $400,000 decrease was due to a $1.3 million reduction in interest expense resulting from the repayment of nine loans payable totaling $47.4 million between January 1, 2002 and September 30, 2003, partially offset by a $1.0 million increase in interest expense resulting from borrowing an additional $42.6 million (ten loans payable) and drawing an additional $28.9 million on our lines of credit.

         Property Operating Expenses. Property operating expenses were $3.3 million for the three months ended September 30, 2003, compared to $3.3 million for the three months ended September 30, 2002. Property operating expenses were $9.9 million for the nine months ended September 30, 2003, compared to $9.4 million for the nine months ended September 30, 2002. The slight increases in property operating expenses from both the three and nine months ended September 30, 2002 to the corresponding periods in 2003 were due to the acquisition of two property interests, one in the fourth quarter of 2002 and one in the third quarter of 2003, partially offset by the sale of a property interest in the fourth quarter of 2002.

         Brandywine Construction & Management, Inc. is an affiliate of the spouse of our chairman and chief executive officer, Betsy Z. Cohen. Included in property operating expenses are management fees of $153,000 and $400,000 paid to Brandywine for providing real estate management services to five and six properties, respectively, underlying our investments in real estate during the three and nine months ended September 30, 2003, respectively. We paid management fees of $206,000 and $442,000 to Brandywine for providing real estate management services to four properties underlying our investments in real estate during the three and nine months ended September 30, 2002, respectively. Brandywine also provides real estate management services to nine and ten properties underlying our investments in real estate during the three and nine months ended September 30, 2003, respectively, where
Brandywine's management fees are paid by the borrower on the relevant investment. Brandywine provided real estate management services to eleven properties underlying our investments in real estate during the three and nine months ended September 30, 2002 where Brandywine's management fees were paid by the borrower on the relevant investment. We anticipate that we will continue to use Brandywine to provide real estate management services. See Note 7 to our financial statements, Item 1 of this quarterly report on Form 10-Q.

         Salaries and Related Benefits; General and Administrative Expense. Salaries and related benefits were $940,000 for the three months ended September 30, 2003, as compared to $752,000 for the three months ended September 30, 2002. General and administrative expenses were $636,000 for the three months ended September 30, 2003, as compared to $493,000 for the three months ended September 30, 2002. Salaries and related benefits were $2.6 million for the nine months ended September 30, 2003, as compared to $1.7 million for the nine months ended September 30, 2002. General and administrative expenses were $2.0 million for the nine months ended September 30, 2003, as compared to $1.2 million for the nine months ended September 30, 2002. The increases in salaries and related benefits and general and administrative expenses for both the three and nine months ended September 30, 2003 from the corresponding periods in 2002 were due to (i) increased personnel and occupancy expenses which reflect the expansion of our staff to support the increased size of our portfolio due to the significant infusion of new capital primarily from our public offerings,
(ii) increased compliance costs relating to new regulatory requirements and
(iii) increased costs for directors' and officers' liability insurance. The major portion of these increases took place in the second and third quarters of fiscal 2002.

         Included in general and administrative expense is rental expense relating to our downtown Philadelphia office space. We sublease these offices pursuant to two operating leases. The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with Bancorp, Inc. Mrs. Cohen is the chief executive officer and a director of Bancorp. Daniel G. Cohen, Mrs. Cohen's son, is the chairman of the board of Bancorp. Rent paid to Bancorp was $61,000 and $183,000 for the three and nine months ended September 30, 2003, respectively, and $38,000 and $114,000 for the three and nine months ended September 30, 2002, respectively. The other sublease is with The Richardson Group, Inc., whose chairman is Jonathan Z. Cohen. Mr. Cohen is Mrs. Cohen's son and our vice-chairman and one of our trustees. The senior vice president and chief operating officer of Richardson is the spouse of our executive vice president and chief financial officer. Rent paid to Richardson was $14,000 and $42,000 for the three and nine months ended September 30, 2003, respectively, and also for the three and nine months ended September 30, 2002, respectively. The increase in the amount of rent we paid was due to the increase in the square footage we occupied over those periods. With respect to both sub-leases, we pay rent based upon the square footage we occupy at the amount paid per square foot by each of Bancorp and Richardson under their respective leases with an unaffiliated lessor. See Note 7 to our financial statements, Item 1 of this quarterly report on Form 10-Q.

         Also included in general and administrative expenses is $15,000 and $45,000 that we paid in the three and nine months ended September 30, 2003, respectively, to Bancorp for technical support services provided to us. We paid Bancorp $15,000 and $45,000 in the three and nine months ended September 30, 2002, respectively, for technical support services. See Note 7 to our financial statements, Item 1 of this quarterly report on Form 10-Q.

         Depreciation and Amortization. Depreciation and amortization was $863,000 for the three months ended September 30, 2003 compared to $908,000 for the three months ended September 30, 2002. Depreciation and amortization was $2.7 million for the nine months ended September 30, 2003 compared to $2.7 million for the nine months ended September 30, 2002. The decreases from both the three and nine months ended September 30, 2002 to the corresponding periods in 2003 were due to the sale of a property interest in the fourth quarter of 2002, partially offset by the acquisition of two property interests, one in the fourth quarter of 2002 and one in the third quarter of 2003.

         Reserve for Loan Losses. We have a reserve for loan losses of $226,000. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with our policy, we determined that this reserve was adequate as of September 30, 2003 based upon our credit analysis of each of the loans in our portfolio. If that analysis were to change, we may be required to increase our reserve, and such an increase, depending upon the particular circumstances, could be substantial. Any increase in reserves will constitute a charge against income. We will continue to analyze the adequacy of this reserve on a quarterly basis. During the nine months ended September 30, 2003, the loans in our portfolio performed in accordance with their terms and were current as to payments.

CRITICAL ACCOUNTING POLICIES

         Refer to our Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of our critical accounting policies. During the nine months ended September 30, 2003, there were no material changes to these policies.

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

         Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

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

(b) Reports on Form 8-K

         We filed one report on Form 8-K during the three months ended September 30, 2003.

         A report on Form 8-K dated July 22, 2003 was filed as of July 24, 2003. Pursuant to Item 5 - Other Events and Required FD Disclosure, we disclosed that we had issued a press release regarding our earnings for the second quarter of fiscal 2003. Pursuant to Item 12 - Results of Operations and Financial Condition, we disclosed that we had issued a press release regarding our net income per share for the second quarter of fiscal 2003 and that we had issued a press release regarding our earnings for the second quarter of fiscal 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RAIT INVESTMENT TRUST
                                       (Registrant)

November 12, 2003                      /s/ Ellen J. DiStefano
-----------------                      ---------------------------------------
DATE                                   Ellen J. DiStefano
                                       Chief Financial Officer
                                       (On behalf of the registrant and as its
                                       principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
3.i.1 (1)    Amended and Restated Declaration of Trust.

3.i.2 (2)    Articles of Amendment of Amended and Restated Declaration of Trust.

3.i.3 (3)    Articles of Amendment of Amended and Restated Declaration of Trust.

3.i.4 (4)    Certificate of Correction to the Amended and Restated Declaration of
             Trust

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