Form 10-K
period 2003-12-31
RAIT INVESTMENT TRUST
filed 2004-03-08
CIK 1045425

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                  OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 1-14760
                             ---------------------
                             RAIT INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)

                    MARYLAND                                        23-2919819
        (State or other jurisdiction of                           (IRS Employer
         incorporation or organization)                        Identification No.)

           C/O RAIT PARTNERSHIP, L.P.                                 19103
         1818 MARKET STREET, 28TH FLOOR                             (Zip Code)
                PHILADELPHIA, PA
    (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (215) 861-7900

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
      Common Shares of Beneficial Interest                   New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate  by check mark whether the  registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [X]     No [
]

     The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2003 of $26.50, was approximately $530.1 million.

     As of March 1, 2004, 23,210,256 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for registrant's 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                               TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS..................................     1
PART I......................................................     1
  ITEM 1.  BUSINESS.........................................     1
  ITEM 2.  PROPERTIES.......................................    12
  ITEM 3.  LEGAL PROCEEDINGS................................    12
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS................................................    12
PART II.....................................................    13
  ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED
     SHAREHOLDER MATTERS....................................    13
  ITEM 6.  SELECTED FINANCIAL DATA..........................    14
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATION.....................    14
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK............................................    22
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......    23
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE....................    49
  ITEM 9A.  CONTROLS AND PROCEDURES.........................    49
PART III....................................................    49
  ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE
     REGISTRANT.............................................    49
  ITEM 11.  EXECUTIVE COMPENSATION..........................    49
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT.........................................    49
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
     TRANSACTIONS...........................................    50
  ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES..........    50
PART IV.....................................................    50
  ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
     REPORTS ON FORM 8-K....................................    50
  SIGNATURES................................................    52
  EXHIBIT INDEX.............................................    53

                           FORWARD LOOKING STATEMENTS

     Statements we make in written or oral form to various persons, including statements made in this report and in other filings with the U.S. Securities and Exchange Commission, or the SEC, that are not historical in nature, including those using the words "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including, among other things:

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

     These risks and uncertainties and other risks, uncertainties and factors that could cause actual results to differ materially from those projected are discussed below in Part I -- Item 1 "Business -- Investment Activity Risks" and elsewhere in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in or incorporated by reference into this report might not occur.

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

REAL ESTATE LOANS

     One of the primary means by which we invest in real estate is by making real estate loans to borrowers whose financing requirements cannot be met by traditional institutional lenders and lenders that securitize loans. We offer junior lien or other forms of subordinated, or "mezzanine," financing, senior short-term bridge financing and first-lien conduit loans. We seek to structure the financing package we offer to a borrower using one or more of these types of loans to meet their particular needs. We believe that our ability to offer structured financing that works with other financing sources and our ability to respond quickly to our borrower's needs makes us an attractive alternative to equity financing. As a result, we believe we are able to take advantage of opportunities that will generate higher returns than traditional real estate loans.

     We emphasize mezzanine and bridge financing which makes up most of our loan portfolio. Our bridge loans are generally short-term, first mortgages that we anticipate will be refinanced by our borrower with traditional institutional lenders and lenders that securitize loans in order to repay us. In general, our mezzanine loans generate a higher rate of return to us than our bridge loans due to the additional risk we assume resulting from their subordinated status. The principal amounts of our mezzanine and bridge loans generally range between $2.0 million and $40.0 million. We may provide financing in excess of our targeted size range where the borrower has a committed source of take-out financing, or we believe that it can arrange take-out financing, to reduce our investment to an amount within our targeted size range. Our financing is usually "non-recourse." Non-recourse financing means financing where the lender may look only to the assets securing the payment of the loan, subject to certain standard exceptions including liabilities relating to environmental issues, fraud and non-payment of real estate taxes. We may engage in recourse financing by requiring personal guarantees from controlling persons of our borrowers where we feel it is necessary to further protect the return on our investment.

     We often provide mezzanine or other forms of subordinated financing where the senior lien on a property prohibits the imposition of additional liens. We typically include one or more of the following provisions in these loans which we believe serve to mitigate our risks in these circumstances:

     - Direct deposit of rents and other cash flow from the underlying properties to a bank account controlled by us;

     - Delivery to us of a deed-in-lieu of foreclosure or nominal cost purchase option that may enable us to enforce our rights against the underlying property in an expedited fashion;

     - Recorded or perfected liens on other real estate owned by the controlling persons of our borrower;

     - Pledge to us of the equity interest in the borrower by its controlling persons; and

     - Personal guarantees from the borrower's controlling persons.

     Although we seek to incorporate some or all of these provisions in our subordinated financings, we may not be able to negotiate the inclusion of any or all of them. Moreover, none of these factors will assure that these loans are collected. See "Investment Activity Risks" below.

     We often provide bridge financing where our borrower is unable to obtain financing from traditional institutional lenders and lenders that securitize loans within our borrower's time constraints or because our borrower or the related real estate does not fall within the lending guidelines of these lenders. Our bridge loans are structured as senior loans that may have a stated term of several years but that we anticipate will be refinanced by our borrower with these lenders within a shorter term. There can be no assurance that our bridge loans will be refinanced and so we analyze these loans assuming we may hold them to maturity.

     While we emphasize providing mezzanine and bridge financing, we have no limitations in our organizational documents on the types of financing we may provide. Through our wholly owned subsidiary, RAIT Capital Corp. d/b/a Pinnacle Capital Group, we can provide, or arrange for another lender to provide, a first-lien conduit loan to our borrowers. We usually do this where the conduit loan assists us in offering the borrower a complete financing package, including our mezzanine or bridge financing. Where we have made a bridge loan to a borrower, we may be able to assist our borrower to refinance our bridge loan for which we will earn related fee income through Pinnacle.

     In addition to an agreed upon interest rate, we seek to enhance our return on investment on our real estate loans by obtaining origination fees, exit fees, cash flow and appreciation interests, or a combination of these fees and interests, from our borrowers. Cash flow and appreciation interests require a borrower to pay us additional amounts based upon a property's generation of positive cash flow or increase in value. We may also provide additional services to a borrower for which we may obtain consulting fees.

     We may also seek to enhance our return by "leveraging" our loan in appropriate circumstances by selling a senior participation in the loan to another lender or by assigning our loan under one of our lines of credit to collateralize an advance under the line of credit. In either case, we do this only where interest payable under the participation or the line of credit is less than the interest we receive from our loan so that we benefit from the portion of the interest we retain and the opportunity to seek to re-invest the proceeds of the participation or advance at a higher return.

LOAN ACQUISITION

     We also invest in real estate by acquiring existing real estate loans held by banks, other institutional lenders or third-party investors. When we acquire existing loans, we generally buy them at a discount from both the outstanding balances of the loans and the appraised value of the properties underlying the loans. Typically, discounted loans are in default under the original loan terms or other requirements and are subject to forbearance agreements. A forbearance agreement typically requires a borrower to pay to the lender all revenue from a property after payment of the property's operating expenses in return for the lender's agreement to withhold exercising its rights under the loan documents. We will not acquire any loan, however, unless material steps have been taken toward resolving problems with the loan, or its underlying property. We seek to acquire loans for which completion of the resolution process will enhance our total return through increased yields or realization of some portion or all of the discount at which they were acquired.

ACQUISITION OF INTERESTS IN REAL ESTATE

     Another way we invest in real estate is by acquiring equity interests. We make these investments either through our wholly owned subsidiaries or by acquiring controlling or non-controlling interests in entities that own real estate. These non-controlling interests usually take the form of preferred equity investments. These preferred equity interests generally give us a preferred position as to distributions and upon liquidation over common equity interests, provide for distributions to us and a mandatory redemption date. They may have conversion or exchange features and may have voting rights in certain circumstances. Although we seek to incorporate some or all of these provisions in our preferred equity financings, we may not be able to negotiate the inclusion of any or all of them. Moreover, none of these factors will assure the return on our investment. See "Investment Activity Risks" below. We believe that acquiring interests in real estate is advantageous for the following reasons:

     - It provides flexibility in addressing the financial needs and tax situations of borrowers in situations where debt financing may not be appropriate while providing us with rights we believe are sufficient to protect our return on our investment;

     - It assists us in our tax planning. Many of our loans have features that may result in timing differences between the actual receipt of income and the inclusion of that income in arriving at our REIT taxable income. For example, when a loan provides for interest at a rate in excess of the minimum monthly required payment, there is a timing difference between the cash collection of income and the accrual of taxable income. The recognition of non-cash income would increase the amount that we must distribute to our shareholders (to avoid corporate income tax in such year), although we may not receive contemporaneous corresponding cash payments. Depreciation deductions associated with our interests in real estate and other non-cash expenses, however, help offset such adverse tax effects; and

     - It   provides  us  with   the  opportunity  to   participate  in  capital
       appreciation in addition to current income.

     We generate a return on our interests in real estate through our share of rents and other sources of income from the operations of the real estate. We may also seek to enhance our return on our investment in interests in real estate by "leveraging" our investment in appropriate circumstances by borrowing against the real estate underlying our investment.

SOURCES OF POTENTIAL REAL ESTATE INVESTMENTS

     To generate loan originations, loan acquisitions and investments in interests in real estate, we rely primarily upon the relationships developed by our senior management in the mortgage lending, real estate and real estate finance industries with developers, commercial real estate brokers, mortgage bankers, real estate investors and other direct borrowers or referral sources. With respect to loan acquisition, we also rely on our senior management's existing knowledge of and relationships with institutional lenders who may wish to dispose of under-performing loans in their existing portfolios that meet our financing criteria. These institutional lenders may also refer to us loan opportunities presented to them that they do not wish to underwrite. In 2003, we initiated several programs intended to increase our sources for originating investments in real estate. In our "seamless mezzanine program", we initiated intercreditor arrangements with several first-lien conduit lenders establishing the terms on which we would provide mezzanine loans in conjunction with first lien loans made by these lenders. Our "acceleRAIT program" uses proprietary methods to seek to identify borrowers who may be seeking to refinance their loans. We also started a "correspondent program" seeking to establish arrangements with potential referral sources. There can be no assurance, however, that these programs will result in increased originations of real estate investments. We do not have a specific financial guideline with respect to the percentage of our portfolio generated from any particular source, but monitor this factor regularly.

CERTAIN FINANCIAL GUIDELINES

     We have established financial guidelines for use in evaluating potential investments in real estate. We may depart from one or more of the guidelines in underwriting any particular investment depending on the overall characteristics of that investment. The general guidelines with regard to the real estate underlying a potential investment in a real estate loan or interest in real estate include the following:

     - the ratio of current cash flow to debt service on senior lien loans will be at least 1.25 to 1;

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

     The "appraised value" of a property, for purposes of the guidelines, is the estimate by an independent real estate appraiser of the fair market value of the property, taking into account standard valuation methodologies.

     In departing from a particular guideline for any investment, we typically consider factors that would cause the underlying property to be in compliance with the guidelines within a reasonable time following initial funding of our investment. For example, we may depart from the cash flow guidelines where the borrower can demonstrate that historical cash flow is not representative of cash flow during the term of our investment, and may depart from loan-to-value guidelines where the borrower can demonstrate that the application of the financing proceeds will result in an increase in property value. In situations where we make a particular investment that does not meet our cash flow guidelines, we typically require that the developers and their controlling persons personally guarantee our investment, and that some or all of these persons, individually or in the aggregate, have net worth sufficient to repay our investment in the event of default. We may also require that the real estate relating to our investment satisfy certain property income or occupancy criteria. Notwithstanding the foregoing, these guidelines may be changed without notice to or approval by the shareholders.

INVESTMENT PROCEDURES

     Prior to making any investment, we engage in a set of review procedures. We estimate the value of the underlying property based upon a recent independent appraisal or valuation information obtained by us and thereafter confirmed by an independent appraisal. We make an on-site inspection of the property and, where appropriate, we require further inspections by engineers, architects or property management consultants. We may also retain environmental consultants to review potential environmental issues. We obtain and review available rental, expense, maintenance and other operational information regarding the property and prepare cash flow and debt service analyses. We also evaluate the overall real estate market relative to the investment. For acquired loans, we also evaluate the adequacy of the loan documentation as, for example, the existence and adequacy of notes, mortgages, collateral assignments of rents and leases, and title policies insuring lien positions, and other available information, such as credit and collateral files, and evaluate the status and efficacy of programs to resolve problems to which the loan or its underlying property may have been subject. We also analyze the amount of revenue we derive from, and the amount of our assets composed of, other investments with the proposed borrower and its affiliates in order to manage the risk of our exposure to the failure to perform of any borrower and its affiliates. We do not have a specific financial guideline with respect to the amount of investments we may make with any particular borrower and its affiliates, but analyze this factor on a case-by-case basis. In addition, we analyze the potential treatment of each investment for purposes of reporting on our financial statements and compliance with REIT and other legal requirements. With regard to investments in interests in real estate, we also require satisfactory evidence, generally in the form of title insurance, that we, or the entity owning the property in which we acquire an interest, has or will acquire good and marketable title to the property, subject only to such encumbrances as we find acceptable. We base the amount of our investment upon the foregoing evaluations and analyses. We may modify these procedures as appropriate in particular situations.

     After making an investment, we follow specified procedures to monitor its performance and compliance. We generally require that all revenues from the underlying property be deposited into an operating account of which we are the sole signatories. On a monthly basis, we pay the senior debt service, collect our debt service or other payments due us, and all reserves required by the terms of any senior debt or our investment, and then transfer the balance of the funds to the borrower. In some situations, the borrower pays property expenses from an account that is subject to our review and approval before payment. The borrower must supply monthly operating statements and annual financial statements and tax returns for the property and/or the entity that owns the property. We may also require a borrower to obtain our approval before any material contract or commercial lease with respect to the property is executed and that the borrower prepare a budget for the property which we must review and approve.

LOCATION OF PROPERTIES RELATING TO INVESTMENTS

     We generally invest in properties located in mature markets in the East, Mid-Atlantic, Southeast and Mid-West regions of the United States. Although we anticipate that we will continue to focus on these regions for the foreseeable future, we have no geographic limitations within our organizational documents on where we may invest and, accordingly, we may invest in other areas.

TYPES OF PROPERTIES RELATING TO INVESTMENTS

     We focus our investing activities on multi-family residential, office, retail and other commercial properties with property values generally between $2.2 million and $45.0 million. We may, in appropriate circumstances as determined by the Board of Trustees, invest in properties with values outside this range. We do not normally invest in undeveloped property, or make investments in situations involving construction except where the underlying property, and any additional real estate collateral we may require as security, as it exists at the time of investment, meets our loan-to-value and cash flow guidelines. We have no limitations within our organizational documents on the amount or percentage of our loans or investments we may make in any category of property.

LOAN PORTFOLIO

     The following table sets forth information regarding our loans as of December 31, 2003:

                        BOOK VALUE     NUMBER    AVERAGE LOAN      RANGE OF          RANGE OF
TYPE OF LOAN             OF LOANS     OF LOANS   TO VALUE(1)    LOAN YIELDS(2)      MATURITIES
------------           ------------   --------   ------------   --------------   -----------------
First mortgages......  $201,492,314      19          74%         6.2% - 12.5%    1/30/04 - 9/30/18
Mezzanine loans......   142,717,826      31          86%        10.0% - 29.6%    1/29/04 - 4/30/21

---------------

(1) Calculated as the sum of the outstanding balance of our loan and senior loan
    (if  any)  divided  by  the  current  appraised  value  of  the   underlying
    collateral.

(2) All of our loans are at fixed rates. Our calculation of loan yield includes points charged and costs deferred.

INTERESTS IN REAL ESTATE

     As of December 31, 2003, we owned the following interests in real estate either through our wholly owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We accounted for these interests on a consolidated basis:

     - 89% general partnership interest in a limited partnership that owns a building in Philadelphia, Pennsylvania with 456,000 square feet of office/retail space. We acquired our interest for $750,000. In March 2001, we also acquired two subordinated loans with respect to this property for $20.2 million. The aggregate original principal amount of the two loans was $23.2 million. In addition to these two loans, the property is subject to non-recourse financing of $44.0 million ($41.4 million at December 31, 2003), which bears interest at an annual rate of 6.85% and is due on August 1, 2008.

     - 100% limited and sole general partnership interest in a limited partnership that owns an office building in Rohrerstown, Pennsylvania with 12,630 square feet on 2.93 acres used as a diagnostic imaging center. We acquired this interest for $1.7 million. After acquisition, we obtained non-recourse financing of $1.1 million ($1.0 million at December 31, 2003), which bears interest at 7.33% and is due on August 1, 2008.

     - 49% limited and 1% general partnership interest in a limited partnership that owns 88 units in a multi-family condominium complex, 56,000 square feet of adjacent commercial space and a parking garage in Philadelphia, Pennsylvania. We acquired our interest for $5.6 million. The property is subject to non-recourse financing in the original amount of $11.6 million ($11.2 million at December 31, 2003), which bears interest at 8.37% and is due on March 11, 2028.

     - 100% membership interest in a limited liability company that owns a 216-unit apartment complex and clubhouse in Watervliet, New York. We acquired this property in January 2002 for $8.7 million, which included the assumption of non-recourse financing in the original principal amount of $5.5 million ($5.3 million at December 31, 2003). The loan we assumed bears interest at an annual rate of 7.27% and matures in January 2008.

     - 84.6% membership interest in a limited liability company that owns a 44,517 square foot office building in Rockville, Maryland. In October 2002, we acquired 100% of the limited liability company for $10.7 million and simultaneously obtained non-recourse financing of $7.6 million ($7.5 million at December 31, 2003). The loan bears interest at an annual rate of 5.73% and is due November 1, 2012. In December 2002 we sold a 15.4% interest in the limited liability company to a partnership whose general partner is a son of our chairman and chief executive officer. The buyer paid $513,000, which approximated the book value of the interest being purchased. No gain or loss was recognized on the sale.

     - 100% membership interest in a limited liability company that owns a 110,421 square foot shopping center in Norcross, Georgia. In 1998, we made loans in the aggregate amount of $2.8 million to the former owner of the property. In July 2003, we negotiated our acquisition of this property from this former owner. At that time we assumed the existing senior, non-recourse mortgage financing on the property ($9.3 million outstanding at December 31, 2003), which bears interest at an annual rate of 7.55% and is due on December 1, 2008. This property currently generates a level of net operating income that is sufficient to service the senior loan and to provide us with a current return on our real estate investment that is comparable to our original loan terms.

     As of December 31, 2003, we owned the following interests in real estate through our unconsolidated equity investments in entities owning real estate:

     - 11% limited partnership interest in a limited partnership that owns a 500-unit multi-family apartment building in Philadelphia, Pennsylvania. We owned 100% of the limited partnership (cost of $19.8 million) until December 30, 2002, at which time we sold a 49% limited partnership interest (book value of $1.2 million) to a third party for $4.1 million, thus recognizing a gain of $2.8 million. On March 31, 2003, we sold a 40% limited partnership interest and sole general partnership interest (negative book value of $1.4 million) to the same third party for $914,000, thus recognizing a gain of $2.4 million. The property is subject to non-recourse financing of $19.7 million at December 31, 2003, which is comprised of:

      - $14.4 million, which bears interest at an annual rate of 7.73% and is due on December 1, 2009

      - $2.2 million, which bears interest at an annual rate of 7.17% and is due on March 1, 2012

      - $1.8 million, which bears interest at an annual rate of 5.8% and is due on December 1, 2009 and

      - $1.3 million, which we provided to the purchaser of our 89% interests which bears interest at an annual rate of 4.74% and is due on June 1, 2010. This loan is included in "Investments in real estate loans, net" on our balance sheet.

     - 20% beneficial interest in a trust that owns a 58-unit apartment building in Philadelphia, Pennsylvania and a 20% partnership interest in a general partnership that owns an office building with 31,507 square feet in Alexandria, Virginia. In September 2002, we acquired these interests, together with a cash payment of $2.5 million, in repayment of two of our loans with a combined net book value of $2.3 million. We recorded these interests at their current fair value based upon discounted cash flows and recognized income from loan satisfaction in the amount of $3.2 million. As of December 31, 2003, the Pennsylvania property is subject to non-recourse financing of $3.0 million bearing interest at 6.04% and maturing on February 1, 2013. The Virginia property is subject to non-recourse financing of $3.5 million bearing interest at 6.75% and maturing on March 1, 2013.

     - 5% membership interest in a limited liability company that is the sole member of a limited liability company which owns a 265-unit apartment complex in Germantown, Maryland. We acquired our interest in December 2002 for $6.1 million. In October 2003, we received a partial repayment of our investment in the amount of $1.4 million. The property is subject to non-recourse financing of $25.9 million at December 31, 2003, which bears interest at 5.78% and is due on January 1, 2013.

     - Class B limited partnership interest in a limited partnership that owns a 240,000 square foot office building in Boston, Massachusetts. We acquired our interest in June 2003 for $6.6 million. The property is subject to non-recourse financing of $37.7 million at December 31, 2003 which bears interest at 4.89% and is due on June 11, 2010.

     - 0.1% membership interest in a limited liability company that owns a 44,411 square foot shopping center in Cincinnati, Ohio. We acquired our interest in September 2003 for $850,000. The property is subject to non-recourse financing of $4.5 million at December 31, 2003, which bears interest at 7.58% and is due on January 1, 2009.

     - Class B limited partnership interest in a limited partnership that owns a 363-unit multifamily apartment complex in Pasadena (Houston), Texas. We acquired our interest in September 2003 for $1.9 million. The property is subject to non-recourse financing of $8.0 million at December 31, 2003, which bears interest at the 30-day London interbank offered rates, or LIBOR, plus 3.0% (5.0% at

       December 31, 2003) with a LIBOR floor of 2.0% and a total rate cap of 6.0%, and is due in October 2005.

     - Class B membership interest in a limited liability company that owns a 280,830 square feet of a total 777,537 square foot enclosed mall in Springfield, Massachusetts. We acquired our interest in December 2003 for $4.2 million. The property is subject to non-recourse financing of $24.5 million at December 31, 2003, which bears interest at 3.37% and is due in December 2006.

INVESTMENT ACTIVITY RISKS

     The value of our investments depends on conditions beyond our control. Our investments are primarily loans secured directly or indirectly by real estate, interests in entities whose principal or sole assets are real estate or direct ownership of real estate. As a result, the value of our investments depends principally upon the value of the real estate underlying our investments, which is affected by numerous factors beyond our control including general and local economic conditions, neighborhood values, competitive overbuilding, weather, casualty losses, occupancy rates and other factors beyond our control. The value of this underlying real estate may also be affected by factors such as the costs of compliance with use, occupancy and similar regulations, potential or actual liabilities under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be adversely affected if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. Operating and other expenses of this underlying real estate, particularly significant expenses such as mortgage payments, insurance, real estate taxes and maintenance costs, generally do not decrease when income decreases and, even if revenues increase, operating and other expenses may increase faster than revenues.

     Any investments may also be affected by a borrower's failure to perform the terms of a loan or borrower's bankruptcy or insolvency which may require us to become involved in expensive and time-consuming bankruptcy, reorganization or foreclosure proceedings. Where the structure of our loan defers payment of some portion of accruing interest or defers repayment of principal until loan maturity, the borrower's ability to satisfy this obligation may depend upon its ability to obtain suitable refinancing or otherwise to raise a substantial cash amount, which we do not control and which may be subject to the same considerations we describe in this "Investment Activity Risks" section. In addition, mortgage lenders can lose lien priority in many jurisdictions, including those in which real estate securing or underlying our loans is located, to persons who supply labor and materials to a property. For these and other reasons, the total amount that we may recover from one of our loans may be less than the total amount of that loan or our cost of an acquisition.

     Longer term, subordinate and non-traditional loans may be illiquid and their value may decrease. Our loans generally have maturities between two and five years, are subordinated and typically do not conform to traditional loan underwriting criteria. As a result, our loans are relatively illiquid investments. We may be unable to vary our portfolio promptly in response to changing economic, financial and investment conditions. As a result, the fair market value of our portfolio may decrease in the future.

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

     Loans secured by equity interests in entities owning real estate may involve increased risk of loss. We may originate or acquire loans secured by interests in entities owning real estate rather than by a direct security interest in the underlying properties. These loans may be illiquid or otherwise have features that may make it difficult for us to obtain a return of our investment in the event of a default. Loans secured by these interests will be subordinate not only to existing liens encumbering the underlying property but also to future judgment or other liens that may arise and to the claims of general creditors of the borrower.

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

     Interest rate changes may adversely affect our investments. Changes in interest rates affect the market value of our loan portfolio. In general, the market value of a loan will change in inverse relation to an interest rate change where a loan has a fixed interest rate or only limited interest rate adjustments. Accordingly, in a period of rising interest rates, the market value of such a loan will decrease. Moreover, in a period of declining interest rates, real estate loans with rates that are fixed or variable only to a limited extent may have less value than other income-producing securities due to possible prepayments. Interest rate changes will also affect the return we obtain on new loans. In particular, during a period of declining rates, our reinvestment of loan repayments may be at lower rates than we obtained in prior investments or on the repaid loans. Also, increases in interest rates on debt we incur may not be reflected in increased rates of return on the investments funded through such debt, which would adversely affect our return on those investments. Accordingly, interest rate changes may materially affect the total return on our investment portfolio, which, in turn, will affect the amount available for distribution to shareholders.

     We may not obtain appreciation interests at the rate we seek, or at all and we may not benefit from appreciation interests we do obtain. In addition to an agreed upon interest rate, we seek to obtain appreciation interests from our borrowers. Appreciation interests require a borrower to pay us additional amounts based upon a property's increase in value, increase in revenues, or both. While we seek appreciation interests at rates of at least 25%, we may not be able to obtain these rates. Moreover, we may not be able to negotiate appreciation interest provisions in any of our loans. In addition, while we have sought to structure the interest rates on our existing loans to maximize our current yield, we may in the future accept a lower interest rate to obtain an appreciation interest. The value of any appreciation interest depends on the performance and value of the property underlying the loan and, thus, is subject to real estate investment risks. Accordingly, we may not realize any benefits from our appreciation interests. We do not anticipate receiving significant amounts from our appreciation interests in the early years of our loans.

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

     Usury statutes may impose interest ceilings and substantial penalties for violations. Interest we charge on our loans, which may include amounts received from appreciation interests, may be subject to state usury laws. These laws set maximum interest rates that may be charged on loans and impose penalties for violation, including repayment of excess interest and unenforceability of debt. We seek to structure our loans so that we do not violate applicable usury laws, but uncertainties in determining the legality of interest rates and other borrowing charges under some statutes may result in inadvertent violations.

     Our   interests  in   real  estate  are   illiquid  and   their  value  may
decrease. Real estate investments are relatively illiquid. Therefore, we may have only a limited ability to vary our portfolio of interests in real estate quickly in response to changes in economic or other conditions. As a consequence, the fair market value of some or all of our interests in real estate may decrease in the future. In addition, provisions in the Internal Revenue Code and related regulations impose a 100% tax on gains realized by a REIT, like us, from property held as a dealer primarily for sale to customers in the ordinary course of business. These provisions may materially and adversely affect our ability to sell our interests in real estate.

     Uninsured and underinsured losses may affect the value of, or our return from, our interests in real estate. Our properties, and the properties underlying our loans, have comprehensive insurance in amounts we believe are sufficient to permit the replacement of the properties in the event of a total loss, subject to applicable deductibles. There are, however, certain types of losses, such as earthquakes, floods, hurricanes and terrorism that may be uninsurable or not economically insurable. Also, inflation, changes in building codes and ordinances, environmental considerations and other factors might make it impractical to use insurance proceeds to replace a damaged or destroyed property. If any of these or similar events occurs, it may reduce our return from an affected property and the value of our investment.

     We may have less control of our investment when we own less than 100% of the equity interests in joint ventures, partnerships, limited liability companies or other entities that own real estate, especially when we hold less than a controlling equity interest. Our acquisition of equity interests in joint ventures, partnerships, limited liability companies or other entities that own real estate, especially when we hold less than a controlling equity interest, may expose us to greater risk than situations where we own real estate through our wholly owned subsidiaries. For example, the other equity owners in the entity holding the property might have economic or business interests or goals which are inconsistent with our business interests or goals and may be in a position to take action contrary to our instructions or to our policies and objectives. Moreover, if we are a limited partner in a limited partnership and have rights allowing us control over the partnership or its property, we may be deemed to be a general partner and liable for the debts of the partnership beyond the amount of our investment.

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

     Lack of geographic diversification exposes our investments to a higher risk of loss from regional economic factors. We generally invest in real estate located in the East, Mid-Atlantic, Southeast and Mid-West regions of the United States. Although we anticipate that we will continue to focus on these regions for the foreseeable future, we are not subject to any geographic limitations within our organizational documents regarding where we may invest and, accordingly, we may make investments in other areas, as appropriate opportunities are identified. This lack of geographic diversification may make our investment portfolio more sensitive to economic developments within a regional area, which may result in reduced rates of return or higher rates of default than might be incurred with a more geographically diverse investment portfolio.

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

     Concentration of our investments increases our dependence on individual investments. Although we generally invest between $2.0 million and $40.0 million in a loan or interest in real estate, our organizational documents do not limit the size of our investments. If we make larger investments, our portfolio will be concentrated in a smaller number of assets, increasing the risk of loss to shareholders if a default or other problem arises with respect to any one investment. If we make material investments in any single borrower or group of affiliated borrowers, the failure of that borrower or group to perform their obligations to us could increase the risk of loss to our shareholders.

     Quarterly results may fluctuate and may not be indicative of future quarterly performance. Our quarterly operating results could fluctuate; therefore, you should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in our investment origination volume, variations in the timing of prepayments, variations in the amount of time between our receipt of the proceeds of a securities offering and our investment of those proceeds in loans or interests in real estate, the degree to which we encounter competition in our markets and general economic conditions.

EMPLOYEES

     As of March 1, 2004, we had 24 employees and believe our relationships with our employees to be good. Our employees are not represented by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     Our principal executive office is located in Philadelphia, Pennsylvania. We sublease this office pursuant to two operating leases that provide for annual rentals based upon the amount of square footage we occupy. The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with The Bancorp, Inc. We paid rent to Bancorp of approximately $244,000, $183,000 and $137,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The other sublease, which commenced in 2002, is with The Richardson Group, Inc. We paid rent to Richardson of approximately $42,500 and $53,000 for the years ended December 31, 2003 and 2002, respectively. Certain of our executive officers have other relationships with Bancorp and Richardson. See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. We also sublease suburban office space at an annual rent of $10,000. This sublease currently terminates in February 2005 but renews automatically each year for a one-year term unless either party sends prior notice of termination of the sublease.

     For  a  description  of   our  interests  in  real   estate,  see  Item   1
"Business -- Interests in Real Estate" above.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common shares trade on the New York Stock Exchange under the symbol "RAS." We have adopted a Code of Business Conduct and Ethics (the "Code") for our trustees, officers and employees intended to satisfy New York Stock Exchange listing standards and the definition of a "code of ethics" set forth in Item 406 of Regulation S-K. We also have adopted Trust Governance Guidelines and charters for the audit, compensation, investment and nominating committees of the board of trustees intended to satisfy New York Stock Exchange listing standards. The Code, these guidelines and these charters are available on our website at http://www.raitinvestmenttrust.com and are available in print to any shareholder who requests it. Please make any such request in writing to RAIT Investment Trust, c/o RAIT Partnership, L.P., 1818 Market Street, 28th Floor, Philadelphia, PA 19103, Attention: Investor Relations. Any information relating to amendments to the Code or waivers of a provision of the Code required to be disclosed pursuant to Item 10 of Form 8-K will be disclosed through our website.

     We   have  filed  the  certifications  required   by  Section  302  of  the
Sarbanes-Oxley Act of 2002 for our chief executive officer and chief financial officer as exhibits to this report.

     The following table sets forth the high and low sale prices of our common shares and distributions declared on our common shares on a quarterly basis for our last two fiscal years.

                                                                       CASH DISTRIBUTIONS
                                                      HIGH     LOW     DECLARED PER SHARE
                                                     ------   ------   ------------------
FISCAL 2003
Fourth quarter.....................................  $26.59   $22.75          0.60
Third quarter......................................   26.50    21.25          0.62
Second quarter.....................................   26.70    21.65          0.62
First quarter......................................   22.70    20.51          0.62
FISCAL 2002
Fourth quarter.....................................  $22.10   $17.19          0.62
Third quarter......................................   23.94    14.41          0.60
Second quarter.....................................   24.19    19.51          0.59
First quarter......................................   20.35    16.20          0.58

     As of March 1, 2004, there were 23,210,256 common shares outstanding held by 542 persons of record and 20,226 beneficial owners.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial and operating information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and our financial statements, including the notes thereto, included elsewhere herein.

                                       AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                    2003       2002       2001       2000       1999
                                  --------   --------   --------   --------   --------
                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA:
Total revenues(1)...............  $ 78,563   $ 73,694   $ 57,064   $ 38,549   $ 34,122
Total costs and expenses........    31,433     30,131     30,191     26,419     21,178
Net income......................    47,164     43,505     26,914     12,055     12,962
Net income per share -- basic:
Net income......................      2.24       2.50       2.68       1.93       2.10
Net income per share -- diluted:
Net income......................      2.23       2.48       2.65       1.92       2.09
BALANCE SHEET DATA:
Total assets....................   534,555    438,851    333,166    270,120    269,829
Indebtedness secured by real
  estate........................   131,082    114,592    108,935    148,434    161,164
Secured lines of credit.........    23,904     30,243      2,000     20,000     14,000
Shareholders' equity............   363,401    277,595    211,025     86,675     86,238
Book value per share............     15.66      14.76      14.12      13.74      13.91
Other data:
Dividends per share.............      2.46       2.39       2.12       2.04       2.04

---------------

(1) We adopted  SFAS No.  145, "Rescission  of  FASB Statements  4, 44  and  64,
    Amendment of FASB Statement 13, and Technical Correction." In 2001, we recorded an extraordinary gain on the extinguishment of debt of $4.6 million, which was reclassified into revenues as a result of the adoption of SFAS No. 145.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     We began investment operations in January 1998. We are a real estate investment trust, or REIT, formed under Maryland law. We make investments in real estate primarily by making real estate loans, acquiring real estate loans and acquiring interests in real estate. Our principal business objective is to generate income for distribution to our shareholders from investments in real estate generating a combination of interest and fees on loans, rents and other income from our interests in real estate, and proceeds from the sale of portfolio investments.

     During the past three fiscal years, we have achieved significant growth in our revenues, net income and total assets. Our revenues have grown 38% to $78.6 million in fiscal 2003 as compared to $57.1 million for fiscal 2001, while our net income has increased 75% to $47.2 million in fiscal 2003 as compared to $26.9 million in fiscal 2001. Total assets have similarly grown 60% in the three year period, to $534.6 million at December 31, 2003 as compared to $333.2 million at December 31, 2001.

     We attribute this growth to three principal factors:

     - our ability to generate attractive real estate investment opportunities in a national environment of low interest rates;

     - our ability to obtain additional capital through offerings of our common shares, a total of $273.5 million in eight offerings during fiscal 2001 through 2003; and

     - our ability to contain administrative costs and expenses within or below the growth parameters of our assets and revenues.

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of our liquidity and capital resources from our commencement through December 31, 2003 were our public offerings of common shares. After offering costs and underwriting discounts and commissions, these offerings have allowed us to obtain net offering proceeds of $357.2 million. In March 2003, we filed a shelf registration statement to allow us to sell any combination of our common or preferred shares, warrants for our preferred or common shares or one or more series of debt securities up to a total amount of $300.0 million, of which $247.7 million remains available.

     We also maintain liquidity through the lines of credit we have established with four different lending institutions, as described below:

     At December 31, 2003, we had $19.9 million of availability under our $30.0 million line of credit. This line of credit bears interest at either 30-day London interbank offered rate, or LIBOR, plus 2.5% or the prime rate as published in the "Money Rates" section of The Wall Street Journal, at our election. The minimum interest rate is 4.0%. The current interest rate is 4.0%. Absent any renewal, the line of credit will terminate in October 2005 and any principal then outstanding must be repaid by October 2006.

     At December 31, 2003, we had $9.6 million of availability under our $20.0 million line of credit. This line of credit bears interest at the prime rate as described above. The current interest rate is 4.00%. This line of credit has a current term running through April 2004 with annual one-year extension options at the lender's option and an 11-month non-renewal notice requirement. Approximately $442,000 of availability under this line of credit is reserved in the event we are required to make any payments under a letter of credit described in Note 10 to our financial statements, Item 8 of this annual report on Form 10-K.

     At December 31, 2003, we had $6.1 million of availability under our $10.0 million line of credit. This line of credit bears interest either at three month LIBOR plus 3.0% or at the prime rate as described above, at our election. The current interest rate is 4.14%. Absent any renewal, this line will terminate in July 2004 and any principal then outstanding must be repaid by July 2009.

     On February 23, 2004, we entered into a $25.0 million line of credit. This line of credit bears interest at either, at our election, (a) one, two or three month LIBOR, plus 2.25% or (b) a daily base rate equal to the higher of (i) the bank's announced prime rate plus 1% or (ii) the federal funds rate, as published by the Federal Reserve Bank of New York, plus 2%. Absent any renewal, this line of credit will terminate in February 2006 and any principal then outstanding must be repaid at that time. On March 1, 2004, we had $6.0 million of availability under this line of credit and the interest rate was 3.35%.

     Our other sources of liquidity and capital resources include principal payments on, refinancings of, and sales of senior participations in loans in our portfolio as well as refinancings and the proceeds of sales and other dispositions of our interests in real estate. These resources aggregated $200.1 million and $184.1 million for the years ended December 31, 2003 and 2002, respectively.

     We use our capital resources principally for originating and purchasing loans and acquiring interests in real estate. For the year ended December 31, 2003, we originated or purchased 23 loans in the amount of $227.7 million, as compared to 34 loans in the amount of $203.7 million for the year ended December 31, 2002. For the year ended December 31, 2003, we acquired five property interests for $16.1 million (and one property interest in satisfaction of our loan in the amount of $12.6 million). For the year ended December 31, 2002, we acquired seven property interests for $39.5 million (net of $5.4 million of long-term debt assumed as part of a property acquisition).

     We also receive funds from a combination of interest and fees on our loans, rents and income from our interests in real estate and consulting fees. As required by the Internal Revenue Code, we use this income, to the extent of not less than 90% of our taxable income, to pay distributions to our shareholders. For the years ended December 31, 2003 and 2002, we paid distributions of $52.7 million and $43.0 million, respectively, of which $52.4 million and $42.8 million, respectively, was in cash and $296,000 and $183,000, respectively, was in additional common shares issued through our dividend reinvestment plan. We expect to continue to use funds from these sources to meet these needs.

     In order to maintain our liquidity, we pursue borrower refinancing of, or sell senior participations in, our senior lien bridge loans, while we retain junior interests. We do not currently experience material difficulties in these strategies to refinance our senior lien loans on acceptable terms. However, we could encounter difficulties in the future, depending upon the development of conditions in the credit markets.

     At December 31, 2003, we had approximately $22.8 million of cash on hand (including a deposit in the amount of $8.0 million held by a third-party) which, when combined with $37.4 million of loan repayments we received and net borrowings of $4.0 million in January and February 2004, provided for $60.9 million of new loan originations as of March 1, 2004. We anticipate that we will use the $51.6 million of funds available to be drawn on our lines of credit (including $25.0 million from our new line of credit described above) primarily to originate additional investments for the first six months of 2004.

     We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity and capital needs. We may also seek to develop other sources of capital, including, without limitation, long-term borrowings, offerings of our preferred shares and warrants, issuances of our debt securities and securitization and sale of pools of our loans. Our ability to meet our long-term (i.e., beyond one year) liquidity and capital resources requirements is subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our financial performance, compliance with the terms of our existing credit arrangements, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities. Our financial performance and the value of our securities are subject to a number of risks. See Item 1, "Business-Investment Activity Risks," above. In addition, as a REIT, we must distribute at least 90% of our annual taxable income, which limits the amount of cash we have available for other business purposes, including amounts to fund our capital needs.

     The following schedule summarizes our currently anticipated contractual obligations and commercial commitments as of December 31, 2003:

                        LESS THAN    ONE TO THREE   FOUR TO FIVE   AFTER FIVE
                        ONE YEAR        YEARS          YEARS          YEARS         TOTAL
                       -----------   ------------   ------------   -----------   ------------
Operating leases.....  $   316,778   $   633,885    $   646,986    $   539,156   $  2,136,805
Secured lines of
  credit.............           --    20,053,760      3,850,000             --     23,903,760
Indebtedness secured
  by real estate(1)..   19,241,465    29,935,123     12,964,610     68,940,805    131,082,003
Deferred
  compensation.......      243,170       530,470             --             --        773,640
                       -----------   -----------    -----------    -----------   ------------
  Total..............  $19,801,413   $51,153,238    $17,461,596    $69,479,961   $157,896,208
                       ===========   ===========    ===========    ===========   ============

---------------

(1) Indebtedness secured by real estate consists of our non-recourse senior indebtedness relating to loans and long-term debt secured by real estate underlying our investments in real estate.

RESULTS OF OPERATIONS

     Interest Income. Our interest income was $40.1 million, $33.8 million and $23.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The $6.3 million increase in interest income from 2002 to 2003 was due to an additional $21.2 million of interest accruing on 46 loans totaling $325.1 million originated in the period from the beginning of 2002 through the end of 2003, partially offset by a $15.1 million reduction of interest due to the repayment of 35 loans totaling $213.6 million during the same period. The $10.1 million increase in interest income from 2001 to 2002 was due to an additional $19.0 million of interest accruing on 47 loans totaling $279.3 million originated in the period from the beginning of 2001 through the end of 2002, partially offset by a $9.3 million reduction of interest due to the repayment of 27 loans totaling $114.6 million during the same period. Certain of our loans have expected future cash flows in excess of the scheduled, contractual interest and principal payments reflected in the loan documents. We recognize this excess, or "accretable yield" over the remaining life of the loan, such that the return yielded by the loan remains at a constant level for its remaining life. Included in our mortgage interest income is accretable yield of $5.4 million, $39,000, and $1.3 million for the years ended December 31, 2003, 2002, and 2001, respectively. The significant increase in the accretable yield from the years ending December 31, 2001 and 2002 to the year ending December 31, 2003 is due to the purchase, in June 2003, of a loan with a face value in excess of $40.0 million secured by a property with an appraised value also in excess of $40.0 million for a cost of approximately $26.8 million. The loan matures in September 2004, thus the large accretable yield must be recognized over the 15-month period between loan purchase and loan maturity.

     Rental Income. At December 31, 2003 we had eight consolidated investments in real estate (eight and six at December 31, 2002 and 2001, respectively) that generated rental income that is included in our financial statements. Our rental income was $24.4 million for the year ended December 31, 2003, compared to $26.0 million and $22.2 million for the years ended December 31, 2002 and 2001, respectively. The increase in rental income from 2001 to 2002 resulted from the acquisition of two of these investments in 2002. The decrease in rental income from 2002 to 2003 resulted from the sale of a real estate investment early in 2003, partially offset by rents generated from an acquisition in mid-2003 and a full year of rents from the 2002 acquisitions.

     Fee Income and Other. We earned fee and other income of $4.9 million for the year ended December 31, 2003, as compared to $5.0 million for 2002 and $5.6 million in 2001. Included in fee and other income for 2003 were revenues of $2.5 million from RAIT Capital Corp., consulting fees of $2.0 million, forfeited borrower application deposits of $105,000 and other miscellaneous fees totaling $224,000. Also included in 2003 fee and other income was a facilitation fee of $100,000 paid to us by Resource America, Inc. for facilitating an acquisition, by an unrelated third party financial institution, of a $10.0 million participation in a loan owned by Resource America. We had previously owned the participation from March 1999 until June 2002 and, in order for another party to acquire it, we had to reacquire it and then sell it to them. The transaction was completed in January 2004, at which time we earned an additional $23,000 representing interest for the eight days that we had funded the participation. For a description of our relationship with Resource America, see "Item 8 -- Financial Statements and Supplementary Data -- Note 11 Transactions with Affiliates." Included in the 2002 fee and other income were revenues of $937,000 from RAIT Capital Corp., financial consulting fees of $3.9 million, exit fees of $100,000 and other miscellaneous fees totaling $141,000. Included in the 2001 fee and other income were revenues of $1.6 million from RAIT Capital Corp, financial consulting fees of $2.4 million, exit fees of $1.2 million and other miscellaneous fees totaling $226,000. Fee and other income is usually negotiated on a transaction by transaction basis and is non-recurring. As a result, the sources and amounts for any particular period are not generally indicative of future sources and amounts.

     Investment Income. Our investment income was $6.8 million for the year ended December 31, 2003, compared to $1.9 million and $506,000 for the years ended December 31, 2002 and 2001, respectively. Investment income is derived from three primary sources:

     - return on unconsolidated investments in real estate,

     - appreciation interests in the cash flow, assets or both, underlying our loans, and

     - interest earned on cash held in bank accounts.

     At December 31, 2003, we had five (three and one at December 31, 2002 and 2001, respectively) unconsolidated investments in real estate that generated $1.6 million of investment income for the year ended December 31, 2003 ($1.4 million and $154,000 of investment income for the years ended December 31, 2002 and 2001, respectively.) For the year ended December 31, 2003, we recognized investment income of $4.8 million relating to our appreciation interests in six of our investments. We did not recognize any income relating to our appreciation interests in the years ended December 31, 2002 and 2001. Cash held in bank accounts generated investment income of $421,000, $401,000 and $352,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Gain on Early Extinguishment of Debt. In March 2001, we purchased from Resource America two subordinate loans (in the original principal amounts of $18.3 million and $4.9 million) underlying one of our interests in real estate. The purchase price for the loans was $20.2 million. The difference between the purchase price and the underlying face value of the loans resulted in a gain of $4.6 million resulting from the consolidated extinguishment of indebtedness underlying an investment in real estate. We did not recognize any gain on early extinguishment of debt in 2002 or 2003.

     Gain on Sale of Loans. In March 2002, we sold our entire interest in one loan with a book value of $1.2 million to a partnership whose general partner is a son of our chairman and chief executive officer. The buyer paid $2.2 million in cash and we recognized a gain on the sale of approximately $948,000. In December 2001, we sold our interests in three loans totaling $2.8 million to a partnership whose general partner is a son of our chairman and chief executive officer. The buyer paid $3.3 million, which included the assumption of debt totaling $646,000. We recognized a gain on sale of approximately $535,000. In 2001, we sold loan participations totaling $1.5 million to Bancorp, whose chief executive officer is, and whose vice-chairman is a son of, our chairman and chief executive officer. The loan participations were sold at their current book value; accordingly no gain was recorded on the sale. We did not recognize any gain on sale of loans in 2003.

     Gain on Sale of Interests in Real Estate. In March 2003, we sold a 40% limited and sole general partnership interest in a limited partnership that owns a property to an unrelated party. We retained an 11% limited partnership interest. The limited partnership interest we sold had a book value of negative $1.4 million. The buyer paid $914,000 and we recognized a gain of $2.4 million. In December 2002, we sold a 49% limited partnership interest in the same limited partnership to the same unrelated party. At that time, we retained a 51% limited and sole general partnership interest. The limited partnership interest we sold had a book value of $1.2 million. The buyer paid $4.1 million and we recognized a gain of $2.9 million. We did not generate any gain on sale of interests in real estate in 2001.

     In December 2002, we sold a 15.4% membership interest in a wholly owned limited liability company that owns a property to a partnership whose general partner is a son of our chairman and chief executive officer. We retained an 84.6% membership interest in this limited liability company. The buyer paid $513,000, which approximated the book value of the interests. No gain or loss was recognized on the sale.

     Income from Loan Satisfaction. In September 2002, we generated $3.2 million in income from loan satisfaction. This related to the repayment of two loans (total net book value of $2.3 million) with cash of $2.5 million and equity interests in the entities that own the real estate underlying the loans. We recorded the two interests in real estate at their current fair value based upon discounted cash flows.

     Interest Expense. Interest expense was $8.7 million for the year ended December 31, 2003, as compared to $9.3 million and $10.6 million in 2002 and 2001, respectively. Interest expense consists of interest payments made on senior indebtedness on properties underlying our loans and interests in real estate, and interest payments made on our lines of credit. The $600,000 decrease in interest expense from the year ended December 31, 2002 to the corresponding period in 2003 was comprised of a $1.2 million decrease resulting from a lower average interest rate charged on the mortgages underlying our investments (the average outstanding balances did not change significantly from 2002 to 2003), partially offset by a $600,000 increase in interest expense on our lines of credit due to establishing new lines, increasing the limits on existing lines and having amounts drawn for longer periods of time. The decrease in interest expense from the year ended December 31, 2001 to the corresponding period in 2002 resulted from a decrease in the interest rate on our credit line from an average of 6.9% in the year ended December 31, 2001 to an average of 4.7% in the year ended December 31, 2002 as general market rates of interest decreased.

     Property Operating Expenses; Depreciation and Amortization. Property operating expenses were $12.7 million for the year ended December 31, 2003, compared to $13.0 million and $12.2 million for 2002 and 2001, respectively. Depreciation and amortization was $3.6 million for the year ended December 31, 2003, compared to $3.7 million and $3.3 million for 2002 and 2001, respectively. The decreases in property operating expenses, depreciation and amortization from the year ended December 31, 2002 to the corresponding period in 2003 were due to the sale of one property interest in March 2003 partially offset by the acquisition of two property interests, one in October 2002 and one in July 2003. The increases in property operating expenses, depreciation and amortization from the year ended December 31, 2001 to the corresponding period in 2002 were due to the acquisition of two property interests in 2002. Included in property operating expenses are management fees paid to Brandywine Construction & Management, Inc., an affiliate of the spouse of our chairman and chief executive officer, for providing real estate management services for the real estate underlying six, five and two of our interests in real estate at December 31, 2003, 2002 and 2001, respectively. We paid management fees of $1.2 million, $1.1 million and $978,000 to Brandywine for the years ended December 31, 2003, 2002 and 2001, respectively. We anticipate that we will continue to use Brandywine to provide real estate management services.

     Salaries and Related Benefits; General and Administrative Expense.
Salaries and related benefits were $3.5 million for the year ended December 31, 2003, as compared to $2.4 million and $2.7 million for 2002 and 2001, respectively. General and administrative expenses were $2.8 million for the year ended December 31, 2003, as compared to $1.7 million and $1.3 million for 2002 and 2001, respectively. The increases in salaries and related benefits and in general and administrative expenses from the year ended December 31, 2002 to
the  corresponding  period  in  2003   and  the  increase  in  general  and
administrative expenses from the year ended December 31, 2001 to the corresponding period in 2002, were due to (i) increased personnel and occupancy expenses which reflect the expansion of our staff to support the increased size of our portfolio due to the significant infusion of new capital primarily from our public offerings, (ii) increased compliance costs relating to new regulatory requirements and (iii) increased costs for directors' and officers' liability insurance. We experienced the same increases in salary and related benefits from the year ended December 31, 2001 to the corresponding period in 2002, however they were offset by deferral of loans costs related to increased loan volume.

     Included in general and administrative expense is rental expense relating to our downtown Philadelphia office space. We sublease these offices pursuant to two operating leases that provide for annual rentals based upon the amount of square footage we occupy. The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with Bancorp; rent paid to Bancorp was approximately $244,000, $183,000 and $137,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Our relationship with Bancorp is described above. The other sublease is with The Richardson Group, Inc. whose chairman is our vice-chairman, a member of our board of trustees and secretary, and is also a son of our chairman and chief executive officer. The senior vice president and chief operating officer of Richardson is the spouse of our executive vice president and chief financial officer. Rent paid to Richardson was approximately $55,000 and $53,000 for the years ended December 31, 2003 and 2002, respectively. The increase in the amount of rent we paid from 2001 through 2003 was due to the increase in the square footage we occupied over those periods. Also included in general and administrative expenses is $60,000 that we paid in the years ended December 31, 2003, 2002 and 2001 to Bancorp for technical support services provided to us.

INFLATION

     In our three most recent fiscal years, inflation and changing prices have not had a material effect on our net income and revenue.

OFF-BALANCE SHEET ARRANGEMENTS

     On February 20, 2003, a $1.0 million letter of credit was posted in connection with our sale of a property interest to support our guaranteed rate of return to the buyer of up to a maximum of $800,000 over a three-year period and capital improvements of $200,000. In November 2003 the letter of credit was reduced to approximately $442,000 when we funded $489,000 of the guaranteed return and $69,000 of capital improvements. $442,000 of availability under our $20.0 million line of credit described above is reserved in the event we are required to make additional payments under this letter of credit.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

     Our accounting and reporting policies conform with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires that we make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

     Basis of Financial Statement Presentation -- The consolidated financial statements include our accounts and the accounts of our qualified REIT subsidiaries, our wholly owned subsidiary, RAIT Capital Corp., our majority-owned and controlled partnerships, OSEB Associates L.P. and Stobba Associates, L.P., and our majority-owned and controlled limited liability companies, RAIT Executive Boulevard, LLC and RAIT Carter Oak, LLC. We have eliminated all significant intercompany balances and transactions. We consolidate any corporation in which we own securities having over 50% of the voting power of such corporation. We also consolidate any limited partnerships and limited liability companies where:

     - we have either the general partnership or managing membership interest,

     - we hold a majority of the limited partnership or non-managing membership interests and

     - the other partners or members do not have important rights that would preclude consolidation.

Further, we account for all of our membership interests in unconsolidated limited liability companies under the equity method of accounting.

     Revenue Recognition -- For loans that we originate or purchase at face value we recognize interest income using the effective interest method applied on a loan-by-loan basis. In some instances, the borrower pays additional interest, or points, at the time the loan is closed. These points, as well as any direct loan origination costs incurred, are deferred and recognized over the life of the related loan as a yield adjustment. Many of our loans provide for accrual of interest at specified rates which differ from current payments terms. Interest is recognized on such loans at the accrual rate subject to our determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If we cannot make this determination regarding collectibility, we place the loans on non-accrual status and recognize interest income only upon actual receipt. When we acquire loans at a discount from both the face value of the loan and the appraised value of the property underlying the loan, the excess of the loan's expected future cash flows over the amount received is accreted into interest income over the remaining life of that particular loan. The excess of the individual loan's scheduled contractual principal and interest payments over its expected future cash flows is recognized as a nonaccretable difference for that particular loan. Projected future cash flows are reviewed on a regular basis and any decrease in the loan's actual or expected future cash flows is recorded as a loss contingency for that particular loan. The present value of any increase in the loan's actual or expected future cash flows is first applied to any previously recorded loss contingency for that particular loan. Any remaining increase is accounted for by reclassifying that amount from the nonaccretable difference, thereby adjusting the amount of periodic accretion over that particular loan's remaining life. Certain of our loan investments provide for additional interest based on the borrower's operating cash flow or appreciation of the underlying collateral. We consider such amounts to be contingent interests and we recognize them as income only when we are certain of their collection.

     Provision for Loan Losses -- Our accounting policies require that an allowance for estimated loan losses be maintained at a level that we consider adequate to provide for loan losses, based upon an evaluation of known and inherent risks in the portfolio. We establish specific valuation allowances for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral on an individual loan basis, with a corresponding charge to the provision for loan losses. Charge-offs occur when we consider a loan, or a portion thereof, to be uncollectible and of such little value that further pursuit of collection is not warranted. We also provide a loan portfolio reserve based upon our periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. We have a reserve for loan losses of $226,000 as of December 31, 2003. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. We do not currently have any specific valuation allowances. In accordance with our policy, we determined that this reserve was adequate as of December 31, 2003 and 2002 based on our credit analysis of each of the loans in our portfolio. If that analysis were to change, we may be required to increase our reserve, and such an increase, depending upon the particular circumstances, could be substantial. Any increase in reserves will constitute a charge against income. We will continue to analyze the adequacy of this reserve on a quarterly basis. During the year ended December 31, 2003, the loans in our portfolio performed in accordance with their terms and were current as to payments.

     Federal Income Taxes -- We qualify and we have elected to be taxed as a real estate investment trust, or REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ending December 31, 1999. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on our taxable income that we distribute to our shareholders. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our annual taxable income.

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

     Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. We plan to adopt the provisions under the revised interpretation in the first quarter of 2004.

     Some of the financing structures that we offer to our borrowers involve the creation of entities that could be deemed to be variable interest entities and, therefore, could be subject to FIN 46. These entities would include certain majority-owned subsidiaries reported in our consolidated financial statements. We are continuing to assess the impact of FIN 46 on all variable interest entities with which we are involved to determine whether or not such entities would be required to be consolidated in our financial statements. The complexity of the new consolidation rules and their evolving clarification make forecasting their effect difficult.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about our cash held in money market accounts, principal amounts outstanding on loans held in our portfolio, principal amounts payable on long-term debt underlying our loans and interests in real estate and the principal amount outstanding on our lines of credit as of December 31, 2003. The presentation, for each category of information, includes the assets and liabilities by their maturity dates for maturities occurring in each of the years 2004 through 2008 and the aggregate of each category maturing thereafter.

                           2004          2005          2006          2007          2008      THEREAFTER       TOTAL
                       ------------   -----------   -----------   -----------   ----------   -----------   ------------
Interest earning
 assets:
Money market
 accounts............  $ 14,758,876            --            --            --           --            --   $ 14,758,876
Average interest
 rate................           1.1%           --            --            --           --            --            1.1%
First mortgages......   106,633,081    11,479,233    71,300,000            --           --    12,080,000    201,492,314
Average interest
 rate................           9.8%          7.9%          8.4%           --           --           8.0%           9.1%
Mezzanine loans......    33,248,709     4,618,066    36,157,500    19,082,723           --    49,610,028    142,717,826
Average interest
 rate................          15.7%         17.3%         15.2%         12.7%          --          13.1%          14.3%
Interest bearing
 liabilities:
Senior indebtedness
 related to loans....    18,071,160     9,626,622    17,703,481     9,975,018           --            --     55,376,280
Average interest
 rate................           4.1%          3.9%          4.9%          8.7%          --            --            5.1%
Long-term debt
 secured by real
 estate owned........     1,170,305     1,256,747     1,348,273     1,446,510    1,543,083    68,940,805     75,705,723
Average interest
 rate................           7.0%          7.0%          7.0%          7.0%         7.0           7.0%           7.0%
Secured lines of
 credit..............  $ 23,903,760            --            --            --           --            --   $ 23,903,760
Average interest
 rate................           4.0%           --            --            --           --            --            4.0%

                        FAIR VALUE
                       ------------
Interest earning
 assets:
Money market
 accounts............  $ 14,758,876
Average interest
 rate................
First mortgages......   203,868,611
Average interest
 rate................
Mezzanine loans......   145,704,688
Average interest
 rate................
Interest bearing
 liabilities:
Senior indebtedness
 related to loans....    57,489,382
Average interest
 rate................
Long-term debt
 secured by real
 estate owned........    76,606,549
Average interest
 rate................
Secured lines of
 credit..............  $ 23,903,760
Average interest
 rate................

MARKET RISK

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, equity prices and real estate values. All of our interest-earning assets are at fixed rates. At December 31, 2003, our credit lines and $23.9 million of the borrowings underlying our loans were subject to floating interest rates. As a result, our primary market risk exposure is the effect of changes in interest rates on the interest cost of outstanding draws on our lines of credit and floating-rate borrowings. From time to time, we may enter into interest rate swap agreements for our floating rate debt to manage our interest rate risk.

     Changes in interest rates may also affect the value of our investments and the rates at which we reinvest funds obtained from loan repayments. As interest rates increase, although the interest rates we obtain from reinvested funds will generally increase, the value of our existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts available to us for investment from repayment of our loans may be re-invested at lower rates than we had obtained on the repaid loans. However, the value of our fixed rate investments will generally increase as interest rates decrease.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     RAIT INVESTMENT TRUST AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........    24
CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2003 AND 2002...    25
CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE YEARS ENDED
  DECEMBER 31, 2003.........................................    26
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  FOR THE THREE YEARS ENDED DECEMBER 31, 2003...............    27
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE YEARS
  ENDED DECEMBER 31, 2003...................................    28
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................    29
SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE................    48

All other schedules are not applicable or are omitted since either (i) the required information is not material or (ii) the information required is included in the consolidated financial statements and notes thereto.

                                                     [GRANT THORNTON LETTERHEAD]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Trustees
RAIT Investment Trust

We have audited the accompanying consolidated balance sheets of RAIT Investment Trust and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RAIT Investment Trust and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule IV Mortgage Loans on Real Estate of RAIT Investment Trust and subsidiaries as of December 31, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

      /s/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 21, 2004 (except for Note 16, as to which the date is February 23, 2004)

                     RAIT INVESTMENT TRUST AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2003           2002
                                                              ------------   ------------
                                         ASSETS
  Cash and cash equivalents.................................  $ 14,758,876   $ 19,666,189
  Restricted cash...........................................     7,660,835      5,484,342
  Tenant escrows............................................       204,772        428,346
  Accrued interest receivable...............................    12,731,283      7,421,907
  Investments in real estate loans, net.....................   344,499,320    258,921,926
  Investments in real estate, net...........................   137,540,199    139,518,051
  Furniture, fixtures and equipment, net....................       621,501        611,224
  Prepaid expenses and other assets.........................    15,650,821      5,911,495
  Goodwill, net.............................................       887,143        887,143
                                                              ------------   ------------
     Total assets...........................................  $534,554,750   $438,850,623
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities..................  $    875,712   $    421,149
  Accrued interest payable..................................       518,527        677,309
  Tenant security deposits..................................       446,248        657,921
  Borrowers' escrows........................................    11,118,564     10,150,938
  Senior indebtedness relating to loans.....................    55,376,280     30,430,916
  Long-term debt secured by real estate owned...............    75,705,723     84,160,993
  Secured lines of credit...................................    23,903,760     30,243,155
                                                              ------------   ------------
     Total liabilities......................................  $167,944,814   $156,742,381
Minority interest...........................................     3,208,436      4,513,579
Shareholders' equity:
  Preferred shares, $.01 par value; 25,000,000 authorized
     shares.................................................            --             --
  Common shares, $.01 par value; 200,000,000 authorized
     shares; issued and outstanding 23,207,138 and
     18,803,471 shares......................................       232,072        188,035
  Additional paid-in-capital................................   365,349,647    274,606,899
  (Accumulated deficit)/retained earnings...................      (453,000)     5,079,319
  Loans for stock options exercised.........................      (776,349)    (1,068,972)
  Deferred compensation.....................................      (950,870)    (1,210,618)
                                                              ------------   ------------
     Total shareholders' equity.............................   363,401,500    277,594,663
                                                              ------------   ------------
     Total liabilities and shareholders' equity.............  $534,554,750   $438,850,623
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     RAIT INVESTMENT TRUST AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2003          2002          2001
                                                        -----------   -----------   -----------
REVENUES
Interest income.......................................  $40,078,101   $33,785,368   $23,663,358
Rental income.........................................   24,375,905    26,010,905    22,151,409
Fee income and other..................................    4,938,158     5,037,875     5,574,598
Investment income.....................................    6,798,849     1,879,474       506,173
Gain on early extinguishment of debt..................           --            --     4,633,454
Gain on sale of loans.................................           --       947,974       534,958
Gain on sale of property interests....................    2,372,220     2,850,645            --
Income from loan satisfaction.........................           --     3,181,670            --
                                                        -----------   -----------   -----------
  Total revenues......................................   78,563,233    73,693,911    57,063,950
                                                        -----------   -----------   -----------
COSTS AND EXPENSES
Interest..............................................    8,711,251     9,302,458    10,627,540
Property operating expenses...........................   12,737,017    13,018,607    12,179,242
Salaries and related benefits.........................    3,511,943     2,404,149     2,711,606
General and administrative............................    2,844,322     1,695,667     1,324,003
Depreciation and amortization.........................    3,628,815     3,710,246     3,348,347
                                                        -----------   -----------   -----------
  Total costs and expenses............................   31,433,348    30,131,127    30,190,738
                                                        -----------   -----------   -----------
Net income before minority interest...................  $47,129,885   $43,562,784   $26,873,212
Minority interest.....................................       34,542       (58,118)       40,968
                                                        -----------   -----------   -----------
Net income............................................  $47,164,427   $43,504,666   $26,914,180
                                                        ===========   ===========   ===========
Net income per common share -- basic..................  $      2.24   $      2.50   $      2.68
                                                        ===========   ===========   ===========
Net income per common share -- diluted................  $      2.23   $      2.48   $      2.65
                                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     RAIT INVESTMENT TRUST AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2003

                                                                                     RETAINED
                                                      LOANS FOR                      EARNINGS         TOTAL
                        COMMON      ADDITIONAL      STOCK OPTIONS     DEFERRED     (ACCUMULATED   SHAREHOLDERS'
                        STOCK     PAID-IN CAPITAL     EXERCISED     COMPENSATION     DEFICIT)         EQUITY
                       --------   ---------------   -------------   ------------   ------------   --------------
Balance, January 1,
  2001...............  $ 63,102    $ 87,316,637      $        --    $        --    $   (704,625)   $ 86,675,114
Net income...........        --              --               --             --      26,914,180      26,914,180
Dividends............        30          39,510               --             --     (21,678,725)    (21,639,185)
Stock options
  exercised..........       250         212,250               --             --              --         212,500
Common shares issued,
  net................    86,090     118,776,265               --             --              --     118,862,355
                       --------    ------------      -----------    -----------    ------------    ------------
Balance, December 31,
  2001...............  $149,472    $206,344,662      $        --    $        --    $  4,530,830    $211,024,964
                       ========    ============      ===========    ===========    ============    ============
Net income...........        --              --               --             --      43,504,666      43,504,666
Dividends............        90         183,221               --             --     (42,956,176)    (42,772,865)
Stock options
  exercised..........     2,056       2,509,959       (1,068,972)            --              --       1,443,043
Warrants exercised...     1,108       1,661,177               --             --              --       1,662,285
Deferred
  compensation.......       589       1,248,934               --     (1,249,523)             --              --
Compensation
  expense............        --              --               --         38,905              --          38,905
Common shares issued,
  net................    34,720      62,658,946               --             --              --      62,693,666
                       --------    ------------      -----------    -----------    ------------    ------------
Balance, December 31,
  2002...............  $188,035    $274,606,899      $(1,068,972)   $(1,210,618)   $  5,079,319    $277,594,663
                       ========    ============      ===========    ===========    ============    ============
Net income...........                                                                47,164,427      47,164,427
Dividends............       125         295,840               --             --     (52,696,746)    (52,400,781)
Stock options
  exercised..........       373         423,050          292,623             --              --         716,046
Warrants exercised...       188         281,722               --             --              --         281,910
Compensation
  expense............                        --               --        259,748              --         259,748
Common shares issued,
  net................    43,351      89,742,136               --             --              --      89,785,487
                       --------    ------------      -----------    -----------    ------------    ------------
Balance, December 31,
  2003...............  $232,072    $365,349,647      $  (776,349)   $  (950,870)   $   (453,000)   $363,401,500
                       ========    ============      ===========    ===========    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     RAIT INVESTMENT TRUST AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       2003            2002            2001
                                                   -------------   -------------   ------------
Cash flows from operating activities
  Net Income.....................................  $  47,164,427   $  43,504,666   $ 26,914,180
     Adjustments to reconcile net income to net
       cash provided by operating activities:
     Minority interest...........................        (34,542)         58,118        (40,968)
     Depreciation and amortization...............      3,628,815       3,710,246      3,348,347
     Accretion of loan discounts.................     (8,259,300)        (39,230)    (1,272,989)
     Deferred compensation.......................        259,748          38,905             --
     Gain on sale of loans.......................                       (947,974)      (534,958)
     Gain on sale of property interests..........     (2,372,220)     (2,850,645)            --
     Income from loan satisfaction...............             --      (3,181,670)            --
     Gain on consolidated extinguishment of
       debt......................................             --              --     (4,633,454)
     Decrease (increase) in tenant escrows.......        223,574        (138,911)       (67,064)
     Increase in accrued interest receivable.....     (5,309,376)     (3,009,078)    (1,401,333)
     Increase in prepaid expenses and other
       assets....................................    (11,243,664)     (2,288,632)    (2,163,605)
     Increase (decrease) in accounts payable and
       accrued liabilities.......................        454,563        (711,950)       446,544
     (Decrease) increase in accrued interest
       payable...................................       (158,782)         93,264       (622,593)
     (Decrease) increase in tenant security
       deposits..................................       (211,673)       (154,396)       319,221
     (Decrease) increase in borrowers' escrows...     (1,208,867)      3,423,567      1,104,618
                                                   -------------   -------------   ------------
       Net cash provided by operating
          activities.............................     22,932,703      37,506,280     21,395,946
                                                   -------------   -------------   ------------
Cash flows from investing activities
  Purchase of furniture, fixtures and
     equipment...................................       (107,390)       (653,838)        (6,511)
  Real estate loans purchased....................    (34,844,298)     (4,128,200)            --
  Real estate loans originated...................   (192,860,481)   (199,598,473)  (144,415,693)
  Principal repayments from real estate loans....    139,014,125     134,215,133     87,335,350
  Proceeds from disposition of real estate
     interests...................................     11,508,758      14,646,133             --
  Investment in real estate and improvements.....    (16,111,276)    (39,507,223)      (182,084)
  Proceeds from sale of loan.....................             --       2,200,000      2,654,021
                                                   -------------   -------------   ------------
       Net cash used in investing activities.....    (93,400,562)    (92,826,137)   (54,614,917)
                                                   -------------   -------------   ------------
Cash flows from financing activities.............
  Principal repayments on senior indebtedness....    (15,110,817)    (26,546,306)   (23,749,435)
  Principal repayments on long-term debt.........       (921,903)       (923,720)      (786,907)
  Proceeds of senior indebtedness................     49,550,000      25,350,000      6,950,000
  Proceeds of long-term debt.....................             --       7,588,570      2,275,000
  (Repayments) advances on secured line of
     credit......................................     (6,339,395)     28,243,155    (18,000,000)
  Cash paid to acquire debt......................             --              --    (20,248,435)
  Issuance of common shares, net.................     90,786,784      65,982,305    119,074,855
  Payment of cash dividends......................    (52,696,746)    (42,772,866)   (21,639,185)
  Principal payments on loans for stock options
     exercised...................................        292,623              --             --
                                                   -------------   -------------   ------------
       Net cash provided by financing
          activities.............................     65,560,546      56,921,138     43,875,893
                                                   -------------   -------------   ------------
Net change in cash and cash equivalents..........     (4,907,313)      1,601,280     10,656,921
                                                   -------------   -------------   ------------
Cash and cash equivalents, beginning of year.....  $  19,666,189   $  18,064,909   $  7,407,988
                                                   -------------   -------------   ------------
Cash and cash equivalents, end of year...........  $  14,758,876   $  19,666,189   $ 18,064,909
                                                   =============   =============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 -- FORMATION AND BUSINESS ACTIVITY

     RAIT Investment Trust (the "Company" or "RAIT"), together with its wholly owned subsidiaries, RAIT Partnership, L.P. (the "Operating Partnership"), RAIT General, Inc. (the "General Partner"), the General Partner of the Operating Partnership, and RAIT Limited, Inc. (the "Initial Limited Partner"), the Initial Limited Partner of the Operating Partnership (together the "Company"), were each formed in August 1997. RAIT, the General Partner and the Initial Limited Partner were organized in Maryland, and the Operating Partnership was organized as a Delaware limited partnership.

     The Company's principal business activity is to make investments in real estate primarily by making real estate loans, acquiring real estate loans and acquiring interests in real estate. The Company acquires interests in real estate through its wholly owned subsidiaries or by acquiring controlling or non-controlling equity interests in entities that own real estate. The Company makes investments in situations that, generally, do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. The Company emphasizes subordinated (or "mezzanine") financing, with principal amounts generally between $2.0 million and $40.0 million. The Company also provides short-term bridge financing in excess of the targeted size range where the borrower has committed to obtain take-out financing (or the Company believes that it can arrange such financing) to reduce the Company's investment to an amount within the targeted size range. The Company also arranges for conduit loans. The Operating Partnership undertakes the business of the Company, including the origination and acquisition of financing and the acquisition of interests in real estate.

     The Company may encounter significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, investment bankers, and other public or private real estate investment trusts for making investments in real estate.

     The Company generally invests in real estate located in the East, Mid-Atlantic, Southeast and Mid-West regions of the United States.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company, its qualified REIT subsidiaries, its wholly owned subsidiary, RAIT Capital Corp., its majority-owned and controlled partnerships, OSEB Associates L.P. and Stobba Associates, L.P., and its majority-owned and controlled limited liability companies, RAIT Executive Boulevard, LLC and RAIT Carter Oak, LLC. All significant intercompany balances and transactions have been eliminated.

     The Company consolidates any corporation in which it owns securities having over 50% of the voting power of such corporation. The Company also consolidates any limited partnerships and limited liability companies where all of the following circumstances exist:

     - the Company holds either the general partnership or managing membership interest,

     - the Company holds a majority of the limited partnership or non-managing membership interests, and

     - the other partners or members do not have important rights that would preclude consolidation.

Further, the Company accounts for all its membership interests in unconsolidated limited liability companies under the equity method of accounting.

     In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to the consolidated financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001 to conform to the presentation of the consolidated financial statements as of and for the year ended December 31, 2003.

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

     Par Loans are originated or purchased at face value and are stated at amortized cost, less any provision for loan losses, because the Company has the ability and the intent to hold them for the foreseeable future or until maturity or payoff. Interest income is recognized using the effective interest method applied on a loan-by-loan basis. In some instances, the borrower pays additional interest at the time the loan is closed. The additional interest, as well as any direct loan origination costs incurred, are deferred and recognized over the life of the related loan as a yield adjustment. Many of the Company's loans provide for accrual of interest at specified rates, which differ from current payments terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, the loans are placed on non-accrual status and interest income is recognized only upon actual receipt.

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

     The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Deferred rent is included in prepaid expenses and other assets.

RESTRICTED CASH AND BORROWERS' ESCROWS

     Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans.

PREPAID EXPENSES AND OTHER ASSETS

     Included in prepaid expenses and other assets at December 31, 2003 is a deposit in the amount of $8.0 million held by a third party relating to a loan that closed in January 2004.

DEPRECIATION AND AMORTIZATION

     Furniture, fixtures and equipment are carried at cost less accumulated depreciation. Furniture and equipment are depreciated using the straight-line method over an estimated useful life of five years. Leasehold improvements are amortized using the straight-line method over the life of the related lease.

GOODWILL

     In August 2000, the Company formed a wholly owned subsidiary, RAIT Capital Corp., d/b/a Pinnacle Capital Group, which acquired the net assets of Pinnacle Capital Group, a first mortgage conduit lender. The Company acquired these assets for consideration of $980,000, which included the issuance of 12,500 of the Company's common shares and paid cash of approximately $800,000. The excess of consideration paid over net assets acquired of $979,000 is reflected on the Company's consolidated balance sheet as goodwill.

     On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets and includes requirements to test goodwill and indefinite lived intangibles assets for impairment rather than amortize them. At the time of adoption of SFAS No. 142, the unamortized balance of goodwill was approximately $887,000. The Company no longer amortizes goodwill, thereby eliminating annual amortization expense of approximately $65,000. The Company has completed transitional testing as of December 31, 2003. No impairment was recognized.

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

     At December 31, 2003, the Company had a stock-based employee compensation plan, which is more fully described in Note 9. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2003          2002          2001
                                                -----------   -----------   -----------
Net income, as reported.......................  $47,164,000   $43,505,000   $26,914,000
Less: stocks based compensation determined
  under fair value based method for all
  awards......................................       79,000        90,000       376,000
                                                -----------   -----------   -----------
Pro forma net income..........................  $47,085,000   $40,415,000   $26,538,000
                                                ===========   ===========   ===========
Net income per share -- basic.................  $      2.24   $      2.50   $      2.68
  as reported pro forma.......................  $      2.24   $      2.49   $      2.64
Net income per share -- diluted...............  $      2.23   $      2.48   $      2.65
  as reported pro forma.......................  $      2.22   $      2.48   $      2.62

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 9.6%, 11.0% and 11.3%; expected volatility of 17%, 22% and 14%; risk-free interest rate of 4.9%, 4.8% and 5.1%; and expected lives of 9.5, 5 and 5 years.

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

CONSOLIDATED STATEMENT OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid for interest was $8.9 million, $9.2 million and $11.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Long-term debt assumed in conjunction with the acquisition of an investment in real estate was $0, $5.4 million and $0 for the years ended December 31, 2003, 2002 and 2001, respectively. In July 2003, the Company acquired a property interest in satisfaction of its loan in the amount of $12.6 million.

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

VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

     Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company plans to adopt the provisions under the revised interpretation in the first quarter of 2004.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company adopted Statement of Financial Accounting Standard 149 (SFAS No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents and includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. As of December 31, 2003, the Company has not entered into loan commitments that it intends to sell in the future.

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

NOTE 3 -- INVESTMENTS IN REAL ESTATE LOANS

     The Company's portfolio of real estate loans consisted of the following at the dates indicated below:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2003           2002
                                                           ------------   ------------
First mortgages..........................................  $201,492,314   $115,137,822
Mezzanine loans..........................................   142,717,826    143,863,441
Unearned (fees) costs....................................       515,337        146,820
Less: Allowance for loan losses..........................      (226,157)      (226,157)
                                                           ------------   ------------
  Investments in real estate loans.......................   344,499,320    258,921,926
Less: Senior indebtedness secured by real estate
  underlying the Company's loans.........................   (55,376,280)   (30,430,916)
                                                           ------------   ------------
  Net investments in real estate loans...................  $289,123,040   $228,419,010
                                                           ============   ============

     The following is a summary description of the assets contained in the Company's portfolio of investments in real estate loans as of December 31, 2003:

                                           AVERAGE
                               NUMBER      LOAN TO     RANGE OF LOAN
TYPE OF LOAN                  OF LOANS    VALUE(1)       YIELDS(2)       RANGE OF MATURITIES
------------                  --------   -----------   -------------     -------------------
First mortgages.............     19          74%        6.2% - 12.5%      1/30/04 - 9/30/18
Mezzanine loans.............     31          86%       10.0% - 29.6%(1)   1/29/04 - 4/30/21

---------------

(1) Calculated as the sum of the outstanding balance of the Company's loan and senior loan (if any) divided by the current appraised value of the underlying collateral.

(2) All the Company's loans are at fixed rates. The Company's calculation of loan yield includes points charged and costs deferred.

     The property type of the Company's portfolio of real estate loans consisted of the following at the dates indicated below:

                                                         DECEMBER 31,
                                       -------------------------------------------------
                                                2003                      2002
                                       -----------------------   -----------------------
Multi family.........................  $101.5 million    29.5%   $106.8 million    41.2%
Office...............................   187.0 million    54.3%     94.5 million    36.5%
Retail and other.....................    55.7 million    16.2%     57.7 million    22.3%
                                       --------------   ------   --------------   ------
  Total..............................  $344.2 million   100.0%   $259.0 million   100.0%

     As of December 31, 2003 and 2002, $112.3 million and $68.0 million in principal amount of loans, respectively, were pledged as collateral for amounts outstanding on the Company's lines of credit and senior indebtedness.

     As of December 31, 2003 and 2002, senior indebtedness relating to the Company's loans consisted of the following:

                                                                2003          2002
                                                             -----------   -----------
Loan payable, secured by real estate, monthly installments
  of $28,090, including interest at 6.82%, remaining
  principal due November 1, 2008. This loan was repaid on
  April 11, 2003. .........................................  $        --   $ 4,093,838
Loan payable, secured by real estate, monthly installments
  of $72,005, including interest at 7.55%, remaining
  principal due December 1, 2008. In July 2003, the Company
  acquired the property underlying this loan. Accordingly
  the liability is now included in the Company's schedule
  of long-term debt secured by real estate underlying the
  Company's investments in real estate. See Note
  4-Investments in Real Estate. ...........................           --     9,493,819
Loan payable, secured by real estate, monthly installments
  of principal and interest based on an amortization
  schedule of 25 years, including interest at a specified
  London interbank offered rates ("LIBOR") plus 135 basis
  points (2.47% at December 31, 2003), remaining principal
  due September 15, 2007; the interest rate is subject to
  an interest rate swap agreement entered into by the
  borrower which provides for a fixed rate of 8.68%........   10,536,280    10,693,259
Senior loan participation, secured by Company's interest in
  a first mortgage loan with a principal balance of
  $6,440,000, payable interest only at 5.25% due monthly,
  principal balance due February 14, 2004..................    2,900,000            --
Senior loan participation, secured by Company's interest in
  a first mortgage loan with a book value of $8,000,000,
  payable interest only at LIBOR plus 250 basis points
  (3.62% at December 31, 2003) due monthly, principal
  balance due October 1, 2004..............................    5,000,000            --
Senior loan participation, secured by Company's interest in
  a first mortgage loan with a principal balance of
  $5,560,000, payable interest only at LIBOR plus 250 basis
  points (3.62% at December 31, 2003) due monthly,
  principal balance due May 9, 2005........................    5,000,000            --
Senior loan participation, secured by Company's interest in
  a first mortgage loan with a principal balance of
  $2,550,000, payable interest only at 5.0% due monthly,
  principal balance due July 29, 2005......................    1,800,000            --
Senior loan participation, secured by Company's interest in
  first mortgage loan with a principal balance of
  $4,750,000, payable interest only at a specified LIBOR
  plus 275 basis points (4.13% at December 31, 2002) due
  monthly. This loan was repaid on February 4, 2003........           --     3,510,000
Senior loan participation, secured by Company's interest in
  first mortgage loan with a principal balance of
  $3,369,233, payable interest only at LIBOR plus 275 basis
  points (3.87% at December 31, 2003) due monthly,
  principal balance due March 29, 2005.....................    2,640,000     2,640,000
Term loan payable, secured by Company's interest in a first
  mortgage loan with a principal balance of $7,500,000,
  payable interest only at 4.5% due monthly, principal
  balance due June 23, 2006................................    6,500,000            --

                                                                2003          2002
                                                             -----------   -----------
Senior loan participation, secured by Company's interest in
  a first mortgage loan with a principal balance of
  $6,000,000, payable interest only at LIBOR plus 275 basis
  points (3.87% at December 31, 2003) due monthly,
  principal balance due June 26, 2004......................    5,000,000            --
Senior loan participation, secured by Company's interest in
  a first mortgage loan with a principal balance of
  $10,434,217, payable interest only at LIBOR plus 275
  basis points (3.87% at December 31, 2003) due monthly,
  principal balance due September 30, 2004.................    5,000,000            --
Senior loan participation, secured by Company's interest in
  a first mortgage loan with a principal balance of
  $15,500,000, payable interest only at 5.0% due monthly,
  principal balance due October 15, 2006...................   11,000,000            --
                                                             -----------   -----------
                                                             $55,376,280   $30,430,916
                                                             ===========   ===========

     As of December 31, 2003, the senior indebtedness relating to the Company's loans maturing over the next five years and the aggregate indebtedness maturing thereafter, is as follows:


2004........................................................   $18,071,160
2005........................................................     9,626,622
2006........................................................    17,703,481
2007........................................................     9,975,017
2008........................................................            --
Thereafter..................................................            --
                                                               -----------
                                                               $55,376,280
                                                               ===========

NOTE 4 -- INVESTMENTS IN REAL ESTATE

     The Company's investments in real estate are comprised of real estate that the Company owns through consolidated subsidiaries, the Company's equity investments in unconsolidated entities owning real estate and related escrows. Investments in real estate are comprised of the following at the dates indicated below:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2003           2002
                                                           ------------   ------------
Multi-family(1)..........................................  $ 39,757,752   $ 66,327,670
Office(2)................................................    92,029,800     84,394,747
Retail and Other(3)......................................    18,712,012        613,519
                                                           ------------   ------------
  Subtotal...............................................   150,499,564    151,335,936
Less: Accumulated depreciation...........................   (12,959,365)   (11,817,885)
                                                           ------------   ------------
Investment in real estate, net...........................  $137,540,199   $139,518,051
                                                           ============   ============

---------------

(1) Includes $4.9 million invested in a limited liability company that owns an apartment building, $3.7 million invested in two limited partnerships that each own apartment buildings, and $1.8 million invested in a trust that owns an apartment building. Also includes escrows totaling $524,000 at December 31, 2003, which are held for payment of real estate taxes, insurance premiums and repair and replacement costs.

(2) Includes $1.5 million invested in a general partnership that owns an office building and $6.6 million invested in a limited partnership that owns an office building. Also includes escrows totaling $1.8 million at December 31, 2003, which are held for payment of real estate taxes, insurance premiums, repair and replacement costs, tenant improvements and leasing commissions.

(3) Includes $18.1 million invested in three limited liability companies that each own retail centers. Also includes escrows totaling $164,000 at December 31, 2003, which are held for payment of real estate taxes, insurance premiums, repair and replacement costs, tenant improvements and leasing commissions.

     As of December 31, 2003 and 2002, long-term debt secured by real estate underlying the Company's investments in real estate consisted of the following:

                                                                2003          2002
                                                             -----------   -----------
Loan payable, secured by real estate, monthly installments
  of $8,008, including interest at 7.33%, remaining
  principal due August 1, 2008.............................    1,006,857     1,027,294
Loan payable, secured by real estate, monthly installments
  of $288,314, including interest at 6.85%, remaining
  principal due August 1, 2008.............................   41,415,575    41,977,745
Loan payable, secured by real estate, monthly installments
  of $107,255, including interest at 7.73%, remaining
  principal due December 1, 2009. On March 31, 2003, the
  Company's sold its general partnership and 40% limited
  partnership interests in the limited partnership that
  owns the property underlying this loan. At that time,
  this loan was no longer included in the Company's
  consolidated financial statements. ......................           --    14,570,873
Loan payable, secured by real estate, monthly installments
  of $15,396, including interest at 7.17%, remaining
  principal due March 1, 2012. On March 31, 2003, the
  Company's sold its general partnership and 40% limited
  partnership interests in the limited partnership that
  owns the property underlying this loan. At that time,
  this loan was no longer included in the Company's
  consolidated financial statements. ......................           --     2,234,784
Loan payable, secured by real estate, monthly installments
  of $87,960, including interest at 8.36%, remaining
  principal due March 11, 2028; as an inducement to pay
  interest at 8.36% from April 11, 1998 onward, rather than
  7.89%, the Company received a buy-up premium of $418,482
  (balance of $230,074 million and $262,589 at December 31,
  2003 and 2002, respectively) which is amortized over the
  term of the underlying debt..............................   11,280,684    11,418,529
Loan payable, secured by real estate, monthly installments
  of $37,697, including interest at 7.27%, remaining
  principal due January 1, 2010............................    5,277,113     5,343,198
Loan payable, secured by real estate, monthly installments
  of $47,720, including interest at 5.73%, remaining
  principal due November 1, 2012...........................    7,453,204     7,588,570
Loan payable, secured by real estate, monthly installments
  of $72,005, including interest at 7.55%, remaining
  principal due December 1, 2008...........................    9,272,290            --
                                                             -----------   -----------
                                                             $75,705,723   $84,160,993
                                                             ===========   ===========

     As of December 31, 2003, the amount of long-term debt secured by the Company's investments in real estate that matures over the next five years, and the aggregate indebtedness maturing thereafter, is as follows:


2004........................................................  $ 1,170,305
2005........................................................    1,256,747
2006........................................................    1,348,273
2007........................................................    1,446,510
2008........................................................    1,543,083
Thereafter..................................................   68,940,805
                                                              -----------
                                                              $75,705,723
                                                              ===========

     Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Unamortized fees as of December 31, 2003 and 2002 were $591,000 and $700,000, respectively. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's real estate investments for the years ended December 31, 2003, 2002 and 2001 was $3.4 million, $3.4 million, and $3.1 million, respectively.

NOTE 5 -- LINES OF CREDIT

     The following is a description of the Company's secured lines of credit at December 31, 2003:

     At December 31, 2003, the Company had $10.0 million outstanding under its $30.0 million line of credit. This line of credit bears interest at either 30-day LIBOR plus 2.5% or the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. The minimum interest rate is 4.0%. Absent any renewal, the line of credit will terminate in October 2005 and any principal then outstanding must be paid by October 2006.

     At December 31, 2003, the Company had $10.0 million outstanding under its $20.0 million line of credit. This line of credit bears interest at the prime rate as described above. This line of credit has a current term running through April 2004 with annual one-year extension options at the lender's option and an 11-month non-renewal notice requirement. Approximately $442,000 of availability under this line of credit is reserved in the event the Company is required to make any payments under a letter of credit described in Note 10 below.

     At December 31, 2003, the Company had $3.9 million outstanding under its $10.0 million line of credit. This line of credit bears interest either at three month LIBOR plus 3.0% or at the prime rate as described above, at the Company's election. Absent any renewal, this line will terminate in July 2004 and any principal then outstanding must be repaid by July 2009.

NOTE 6 -- SHAREHOLDERS' EQUITY

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

     In January 2003, Friedman Billings Ramsey ("FBR") acquired 18,794 common shares pursuant to partial exercises of its warrant (the "FBR Warrant"). The Company received proceeds of $281,910 from these exercises. The FBR Warrant to purchase an additional 12,054 common shares expired on January 14, 2003.

     In November 2002, the Company issued 550,000 common shares in a public offering at a offering price of $20.70 per share. After offering costs, including underwriters' commissions, of approximately $561,500, the Company received approximately $10.8 million of net proceeds.

     In May 2002, the Company issued 1.0 million common shares in a public offering at an offering price of $20.50 per share. After offering costs, including underwriters' commissions, of approximately $1.0 million, the Company received approximately $19.5 million of net proceeds. On May 8, 2002 the Company issued an additional 150,000 common shares pursuant to the underwriter's exercise of its over-allotment option. The exercise price was $20.50 per share, resulting in receipt by the Company, after discounts and commissions, of total net proceeds of $2.8 million.

     In March 2002, the Company issued 1.2 million common shares in a public offering at an offering price of $18.05 per share. After offering costs, including underwriters' commissions, of approximately $1.1 million, the Company received approximately $20.6 million of net proceeds. On March 18, 2002 the Company issued an additional 180,000 common shares pursuant to the underwriter's exercise of its over-allotment option. The exercise price was $18.05 per share, resulting in receipt by the Company, after discounts and commissions, of total net proceeds of $3.1 million.

     In January 2002 the Company issued 375,000 common shares pursuant to the exercise of an over-allotment option granted by the Company relating to a public offering of common shares by the Company that commenced in December 2001. The exercise price was $16.00 per share, resulting in receipt by the Company, after discounts and commissions, of total net proceeds of $5.7 million.

     In 2002, FBR acquired 110,819 common shares pursuant to partial exercises of the FBR Warrant. The Company received proceeds of $1.7 million from these exercises.

NOTE 7 -- BENEFIT PLANS

401(K) PROFIT SHARING PLAN

     The Company has a 401(k) savings plan covering substantially all employees. Under the plan, the Company matches 75% of employee contributions for all participants. Contributions made by the Company were approximately $134,500, $99,700 and $67,500 for the years ended December 31, 2003, 2002 and 2001, respectively.

DEFERRED COMPENSATION

     In January 2002 the Company established a supplemental executive retirement plan, or SERP, providing for retirement benefits to Betsy Z. Cohen, its Chairman and Chief Executive Officer, as required by her employment agreement with the Company. The normal retirement benefit is equal to 60% of Mrs. Cohen's average base plus incentive compensation for the three years preceding the termination of employment, less social security benefits, increasing by .05% for each month of employment after Mrs. Cohen reaches age 65. Mrs. Cohen's rights in the SERP benefit vest 25% for each year of service after October 31, 2002. The Company established a trust to serve as the funding vehicle for the SERP benefit and deposited 58,912 of the Company's common shares and $345,000 in this trust. The Company has recorded deferred compensation of $1.25 million for the fair value of the common shares. For the years ended December 31, 2003 and 2002, the Company recognized $586,000 and $96,000 of compensation expenses, respectively, with regard to this commitment.

NOTE 8 -- EARNINGS PER SHARE

     The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                                       YEAR ENDED DECEMBER 31, 2003
                                                  ---------------------------------------
                                                    INCOME         SHARES       PER SHARE
                                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                  -----------   -------------   ---------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders.....  $47,164,427    21,043,308       $2.24
Effect of dilutive securities:
  Options.......................................           --       146,895        (.01)
                                                  -----------    ----------       -----
Net income available to common shareholders plus
  assumed conversions...........................  $47,167,427    21,190,203       $2.23
                                                  ===========    ==========       =====

                                                       YEAR ENDED DECEMBER 31, 2002
                                                  ---------------------------------------
                                                    INCOME         SHARES       PER SHARE
                                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                  -----------   -------------   ---------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders.....  $43,504,666    17,433,260       $2.50
Effect of dilutive securities:
  Options.......................................           --        97,226        (.02)
  Warrants......................................           --         7,850          --
                                                  -----------    ----------       -----
Net income available to common shareholders plus
  assumed conversions...........................  $43,504,666    17,538,336       $2.48
                                                  ===========    ==========       =====

                                                       YEAR ENDED DECEMBER 31, 2001
                                                  ---------------------------------------
                                                    INCOME         SHARES       PER SHARE
                                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                  -----------   -------------   ---------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders.....  $26,914,180    10,039,788       $2.68
Effect of dilutive securities:
  Options.......................................           --        95,461        (.02)
  Warrants......................................           --         7,682        (.01)
                                                  -----------    ----------       -----
Net income available to common shareholders plus
  assumed conversions...........................  $26,914,180    10,142,931       $2.65
                                                  ===========    ==========       =====

NOTE 9 -- STOCK BASED COMPENSATION

     The Company maintains a non-qualified and incentive share option plan (the "Option Plan"). The maximum aggregate number of common shares that may be issued pursuant to options granted under the Option Plan is 1,600,000. The purpose of the Option Plan is to provide a means of performance-based incentive compensation for the Company's key employees.

     In February and April 2002, the Company granted to its employees, executive officers and trustees options to purchase 61,100 common shares at the fair market value on the date of grant. These options, which were exercised in March through May 2002, had exercise prices of $16.92 and $19.85, respectively, per common share. The common shares issued pursuant to these exercises are subject to restrictions that lapse with respect to 25% of these common shares annually on the anniversary date of the grants for each of the next four years. At the time of exercise, the Company provided loans to each person in the amount necessary to exercise such options. Each of these promissory notes bears interest at a rate of 6% per annum. The aggregate principal amount of all these promissory notes was $776,000 at December 31, 2003. Interest on the outstanding principal amount is payable quarterly and 25% of the original principal amount of each promissory note is payable on each of the first four anniversaries.

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

     The Company has granted to its officers, trustees and employees options to acquire common shares. The vesting period is determined by the Compensation Committee and the option term is generally ten years after the date of grant. At December 31, 2003 there were 518,282 options outstanding.

     A summary of the activity of the Option Plan is presented below.

                                    2003                 2002                  2001
                             ------------------   -------------------   ------------------
                                       WEIGHTED              WEIGHTED             WEIGHTED
                                       AVERAGE               AVERAGE              AVERAGE
                                       EXERCISE              EXERCISE             EXERCISE
                             SHARES     PRICE      SHARES     PRICE     SHARES     PRICE
                             -------   --------   --------   --------   -------   --------
Outstanding, January 1,....  427,682   $ 14.52     560,825    $13.16    586,825    $12.99
Granted....................  129,850     22.84      87,100     18.12     10,000     13.65
Exercised..................  (39,250)    11.65    (220,243)    12.41    (36,000)    10.39
                             -------              --------              -------
Outstanding, December
  31,......................  518,282     16.82     427,682     14.52    560,825     13.16
                             =======              ========              =======
Options exercisable at
  December 31,.............  374,682               378,932              508,244
                             =======              ========              =======
Weighted average fair value
  of options granted during
  the year.................            $  0.68                $ 0.95               $ 0.24
                                       =======                ======               ======

                                   OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                  -----------------------------------------------------   ----------------------------------
                       NUMBER         WEIGHTED AVERAGE      WEIGHTED           NUMBER            WEIGHTED
RANGE OF           OUTSTANDING AT        REMAINING          AVERAGE        OUTSTANDING AT        AVERAGE
EXERCISE PRICES   DECEMBER 31, 2003   CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 31, 2003   EXERCISE PRICE
---------------   -----------------   ----------------   --------------   -----------------   --------------
$ 9.00 - 11.65          41,432           5.80 years          $10.63             41,432            $10.63
$13.65 - 15.00         321,000           4.10 years          $14.96            321,000            $14.96
$19.21 - 19.85          26,000           8.35 years          $19.58             12,250            $19.67
$21.51 - 23.15         129,850           9.61 years          $22.84                 --                --
                       -------                                                 -------
                       518,282                                                 374,682
                       =======                                                 =======

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

LETTERS OF CREDIT

     At December 31, 2003, the Company had outstanding two letters of credit totaling $3.0 million as follows:

     On February 20, 2003, a $1.0 million letter of credit was posted in connection with the Company's sale of a property interest to support the Company's guaranteed rate of return to the buyer of up to a maximum of $800,000 over a three-year period and capital improvements of $200,000. In November 2003 the letter of credit was reduced to approximately $442,000 when the Company funded $489,000 of the guaranteed return and $69,000 of capital improvements. $442,000 of availability under the Company's $20.0 million line of credit described in Note 5 above is reserved in the event the Company is required to make additional payments under this letter of credit.

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

LEASE OBLIGATIONS

     The Company sub-leases both its downtown and suburban Philadelphia office locations. The annual minimum rent pursuant to the subleases is estimated to be as follows:

2004........................................................  $  316,778
2005........................................................     314,621
2006........................................................     319,264
2007........................................................     323,493
2008........................................................     323,493
Thereafter..................................................     539,156
                                                              ----------
  Total.....................................................  $2,136,805
                                                              ==========

     The Company sub-leases a portion of its downtown Philadelphia office space under an operating lease with The Bancorp, Inc., ("Bancorp") whose Chief Executive Officer is, and whose Vice-Chairman is a son of, the Chairman and Chief Executive Officer of the Company, at an annual rental based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Bancorp was approximately $244,000, $183,000 and $137,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

     Commencing in 2002 the Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease with The Richardson Group, Inc. ("Richardson") whose Chairman is Vice-Chairman, a trustee and Secretary of the Company, and a son of the Chairman and Chief Executive Officer of the Company. The Senior Vice President and Chief Operating Officer of Richardson is the spouse of the Executive Vice President and Chief Financial Officer of the Company. The annual rental is based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Richardson was approximately $42,500 and $53,000 for the years ended December 31, 2003 and 2002, respectively.

     The Company sub-leases suburban office space at an annual rental of $10,000. This sublease currently terminates in February 2005 but renews automatically each year for a one year term unless prior notice of termination of the sublease is sent by either party to the sublease to the other party thereto.

     Total rental expense was $298,000, $253,000 and $147,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

EMPLOYMENT AGREEMENTS

     The Company is party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

NOTE 11 -- TRANSACTIONS WITH AFFILIATES

     Resource America, Inc. ("Resource America") was the sponsor of the Company. Resource America held approximately 1.9%, 2.9% and 6.8% of the Company's outstanding common shares at February 29, 2004, December 31, 2003 and 2002, respectively. Resource America had the right to nominate one person for election to the Board of Trustees of the Company until its ownership of the Company's outstanding common shares fell below 5% in June 2003. The Chairman and Chief Executive Officer of the Company, Betsy Z. Cohen, is (i) the spouse of Edward E. Cohen, the Chairman and Chief Executive Officer of Resource

America, (ii) the parent of Daniel Cohen, who was, until October 2002, a director of Resource America and (iii) the parent of Jonathan Z. Cohen, the President, Chief Operating Officer and a director of Resource America. Jonathan Cohen is also the Vice-Chairman, a Trustee and the Secretary of the Company and served as Resource America's nominee to the Board of Trustees of the Company. The President and Chief Operating Officer of the Company, Scott F. Schaeffer, was, until October 2002, a director of Resource America.

     During 2003, the Company engaged in the following transaction with Resource
America:

     In December 2003, the Company was paid $100,000 for facilitating an acquisition by an unrelated third party financial institution of a $10.0 million participation in a loan owned by Resource America. The Company had previously owned the participation from March 1999 until June 2002 and in order for another party to acquire it, the Company had to reacquire it and then sell it to them. The transaction was completed in January 2004, at which time the Company earned an additional $23,000 representing interest for the eight days the Company had funded the participation.

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

TRANSACTIONS WITH OTHER AFFILIATES

     Brandywine Construction & Management, Inc. ("Brandywine"), is an affiliate of the spouse of Betsy Z. Cohen, the Chairman and Chief Executive Officer of the Company. Brandywine provided real estate management services to 16 and 10 properties underlying the Company's investments in real estate at December 31, 2003, and 2002, respectively. Management fees in the amount of $1.2 million, $1.1 million and $978,000 were paid to Brandywine for the years ended December 31, 2003, 2002 and 2001, respectively, relating to the properties owned by the Company. The Company believes that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties. The Company continues to use Brandywine to provide real estate management services to properties underlying the Company's investments.

     Betsy Z. Cohen is the Chief Executive Officer and a director of The Bancorp, Inc. ("Bancorp"), the holding company for The Bancorp Bank. Daniel G. Cohen, Mrs. Cohen's son, is the Chairman of the Board of Bancorp. The Company maintains most of its checking and demand deposit accounts at Bancorp. As of December 31, 2003 and 2002, the Company had $11.7 million and $12.6 million, respectively, on deposit, of which approximately $11.6 million and $12.1 million, respectively, is over the FDIC insurance limit. The Company pays a fee of $5,000 per month to Bancorp for information system technical support services. The Company paid $60,000 for each of the years ended December 31, 2003 and 2002. The Company subleases a portion of its downtown Philadelphia office space from Bancorp. See Note 10.

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

     The Company sub-leases a portion of its downtown Philadelphia office space under an operating lease with Richardson. See Note 10.

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

     In December 2001, the Company sold its interests in three loans totaling $2.8 million to a partnership whose general partner is a son of the Chairman and Chief Executive Officer of the Company. The buyer paid $3.3 million, which included the assumption of debt totaling $646,000. The Company recognized a gain on sale of approximately $535,000.

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

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book values at December 31, 2003 and 2002 are outlined below.

     For cash and cash equivalents, the recorded book value of $14.8 million and $19.7 million as of December 31, 2003 and 2002, respectively, approximated fair value. The book value of restricted cash of $7.7 million and $5.5 million approximated fair value at December 31, 2003 and 2002, respectively. The recorded book value of the secured lines of credit totaling $23.9 million and $30.2 million at December 31, 2003 and 2002, respectively, approximated the fair value of the amounts outstanding.

     The net loan portfolio, senior indebtedness secured by real estate underlying the Company's loans, and long term debt secured by real estate owned at December 31, 2003 and 2002 have been valued using a present value of expected future cash flows. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

     The following tables describe the carrying amounts and fair value estimates of the Company's investments in real estate loans and long-term debt underlying the Company's loans and interests in real estate:

                                                           AT DECEMBER 31, 2003
                                                  --------------------------------------
                                                    CARRYING      ESTIMATED     DISCOUNT
                                                     AMOUNT       FAIR VALUE      RATE
                                                  ------------   ------------   --------
First mortgages and senior loan
  participations................................  $201,492,000   $203,869,000      8.0%
Mezzanine loans.................................   142,718,000    145,705,000     13.0%
Senior indebtedness secured by real estate
  underlying the Company's loans................    55,376,000     57,489,000      4.0%
Long-term debt secured by real estate underlying
  equity interest...............................    75,706,000     76,607,000     6.75%

                                                           AT DECEMBER 31, 2002
                                                  --------------------------------------
                                                    CARRYING      ESTIMATED     DISCOUNT
                                                     AMOUNT       FAIR VALUE      RATE
                                                  ------------   ------------   --------
First mortgages and senior loan
  participations................................  $115,138,000   $117,342,000      7.5%
Mezzanine loans.................................   143,863,000    153,703,000     11.5%
Senior indebtedness secured by real estate
  underlying the Company's loans................    30,431,000     31,063,000      7.0%
Long-term debt secured by real estate underlying
  equity interest...............................    84,161,000     88,757,000      6.0%

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

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations:

                                                  FOR THE THREE MONTHS ENDED
                                    -------------------------------------------------------
2003                                DECEMBER 31,   SEPTEMBER 30,    JUNE 30,     MARCH 31,
----                                ------------   -------------   ----------   -----------
Mortgage interest income..........  $12,254,943     $10,608,732    $8,479,137   $ 8,540,657
Rental income.....................    5,989,174       6,114,316     5,426,080     6,846,335
Fee income and other..............    1,569,648       1,892,902       943,428       532,180
Investment income.................    1,617,630       2,570,296       448,684     2,356,871
Gain on sale of loans.............           --              --            --            --
Gain on sale of interests in real
  estate..........................           --              --            --     2,372,220
Interest expense..................    2,358,022       2,442,796     1,692,437     2,217,996
Property operating expenses.......    2,807,459       3,340,562     2,787,652     3,801,344
Other operating expenses..........    2,791,506       2,439,113     2,523,152     2,231,309
                                    -----------     -----------    ----------   -----------
Net income before minority
  interest........................   13,474,408      12,963,775     8,294,088    12,397,614
Minority interest.................        6,422         (28,586)       32,994        23,712
                                    -----------     -----------    ----------   -----------
Net income........................  $13,480,830     $12,935,189    $8,327,082   $12,421,326
                                    ===========     ===========    ==========   ===========
Basic earnings per share:
  Net income......................  $      0.60     $      0.62    $     0.40   $      0.62
Diluted earnings per share
  Net income......................  $      0.60     $      0.62    $     0.40   $      0.62

                                                  FOR THE THREE MONTHS ENDED
                                    -------------------------------------------------------
2002                                DECEMBER 31,   SEPTEMBER 30,    JUNE 30,     MARCH 31,
----                                ------------   -------------   -----------   ----------
Mortgage interest income..........  $ 9,099,691     $ 8,369,948    $ 8,037,385   $8,278,344
Rental income.....................    6,705,848       6,175,076      6,466,737    6,663,244
Fee income and other..............      461,196         910,754      3,318,310      347,615
Investment income.................      637,792         681,589        463,541       96,552
Gain on sale of loans.............           --              --             --      947,974
Gain on sale of interests in real
  estate..........................    2,850,645              --             --           --
Income from loan satisfaction.....           --       3,181,670             --           --
Interest expense..................    2,514,734       2,570,182      2,070,940    2,146,602
Property operating expenses.......    3,592,573       3,291,188      3,255,602    2,879,244
Other operating expenses..........    1,886,420       2,152,674      1,963,312    1,807,657
                                    -----------     -----------    -----------   ----------
Net income before minority
  interest........................   11,761,445      11,304,993     10,996,119    9,500,226
Minority interest.................      (76,717)        128,553        (38,971)     (70,983)
                                    -----------     -----------    -----------   ----------
Net income........................  $11,684,728     $11,433,546    $10,957,148   $9,429,243
                                    ===========     ===========    ===========   ==========
Basic earnings per share:
  Net income......................  $      0.63     $      0.63    $      0.62   $     0.61
Diluted earnings per share
  Net income......................  $      0.63     $      0.63    $      0.62   $     0.60

NOTE 16 -- SUBSEQUENT EVENTS

     On January 29, 2003, the Company adopted a Phantom Share Plan for Non-Employee Trustees and granted 482 phantom shares to each of two non-employee trustees, or 964 phantom shares in the aggregate. Under current accounting rules, grants under this Plan will result in variable accounting, which will result in continuing compensation expenses from the date of grant to the date the phantom shares are actually paid to the participant.

     On February 23, 2004, the Company entered into a $25.0 million line of credit. This line of credit bears interest at either, at the Company's election,
(a) one, two or three month LIBOR, plus 2.25% or (b) a daily base rate equal to the higher of (i) the bank's announced prime rate plus 1% or (ii) the Federal Funds Rate plus 2%. Absent any renewal, this line of credit will terminate in February 2006 and any principal then outstanding must be repaid at that time. Subsequent to February 23, 2004, the Company had $19.0 million outstanding under this line of credit and the interest rate was 3.35%.

                                  SCHEDULE IV

                     RAIT INVESTMENT TRUST AND SUBSIDIARIES
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 2003

                                             MATURITY       PERIODIC                     FACE AMOUNT     BOOK VALUE
LOAN TYPE/PROPERTY TYPE     INTEREST RATE      DATE       PAYMENT TERMS   PRIOR LIENS      OF LOANS       OF LOANS
-------------------------   -------------   -----------   -------------   ------------   ------------   ------------
FIRST MORTGAGES:
Multi-family.............       8.00%           9/30/18   interest only   $         --   $ 12,080,000   $ 12,080,000
Office...................       7.00%           6/30/04   interest only      5,000,000     10,434,217     10,434,217
Office...................       9.00%          10/15/06   interest only     11,000,000     15,500,000     15,500,000
Office...................           %           9/30/04   interest only             --     39,385,640     31,726,164
Office...................       8.50%          12/31/06   interest only             --     37,400,000     37,400,000
Office...................       9.50%           1/30/04   interest only                    39,180,999     39,180,999
All other multi-family...                     5/30/04 -
                                                9/30/04                      7,640,000     20,210,739     19,897,884
All other office.........                     7/29/05 -
                                                3/31/06                      6,800,000     13,450,000     13,450,000
All other retail and
  other..................                     2/14/04 -
                                                6/22/06                     14,400,000     21,823,050     21,823,050
                                                                          ------------   ------------   ------------
Total first mortgages....                                                 $ 44,840,000   $209,464,645   $201,492,314
                                                                          ------------   ------------   ------------
MEZZANINE LOANS:
Multi-family.............      11.43%            9/8/07   interest only     10,536,280     14,982,723     14,982,723
Retail and other.........       16.8%            3/9/06   interest only             --     13,500,000     13,500,000
All other multi-family...                    11/24/04 -
                                                9/30/18                    102,859,043     54,528,877     54,528,877
All office...............                     3/11/03 -
                                                 5/2/21                    105,331,580     39,331,026     39,331,026
All other retail and
  other..................                                                   63,399,552     20,375,200     20,375,200
                                                                          ------------   ------------   ------------
Total mezzanine loans....                                                 $282,126,455   $142,717,826   $142,717,826
                                                                          ------------   ------------   ------------
Grand total..............                                                 $326,966,455   $352,182,471   $344,210,140
                                                                          ============   ============   ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We necessarily applied our judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding our control objectives.

     We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Our chief executive officer and chief financial officer participated and provided input into this process. Based upon the foregoing, these senior officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our Exchange Act reports.

     There has been no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be set forth in our definitive proxy statement with respect to our 2004 annual meeting of shareholders, to be filed on or before April 29, 2004 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will be set forth in our definitive proxy statement with respect to our 2004 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item, other than the information following this sentence in this Item, will be set forth in our definitive proxy statement with respect to our 2004 annual meeting of shareholders, and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth certain information regarding our equity compensation plans as of December 31, 2003.

                                  (A)                   (B)                         (C)
                          NUMBER OF SECURITIES    WEIGHTED AVERAGE    NUMBER OF SECURITIES REMAINING
                           TO BE ISSUED UPON       EXERCISE PRICE      AVAILABLE FOR FUTURE ISSUANCE
                              EXERCISE OF          OF OUTSTANDING     UNDER EQUITY COMPENSATION PLANS
                          OUTSTANDING OPTIONS,   OPTIONS, WARRANTS,        (EXCLUDING SECURITIES
PLAN CATEGORY             WARRANTS, AND RIGHTS       AND RIGHTS          REFLECTED IN COLUMN (A))
-------------             --------------------   ------------------   -------------------------------
Equity compensation
  plans approved by
  security holders......        518,282                $16.82                     734,050
Equity compensation
  plans not approved by
  security holders(1)...         58,912                $21.21                          --

---------------

(1) Relates to a supplemental executive retirement plan, or SERP, established for our chief executive officer as required by her employment agreement. Our board of trustees and the compensation committee of the board of trustees approved this SERP and the issuance of these shares to the trust established to fund the SERP. Shareholder approval of this compensation plan was not required. See Note 7, "Benefit Plans," to our financial statements for a description of the SERP.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be set forth in our definitive proxy statement with respect to our 2004 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this item will be set forth in our definitive proxy statement with respect to our 2004 annual meeting of shareholders, and is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Listed  below  are  all  financial  statements,  financial   statement
schedules, and exhibits filed as part of this 10-K and herein included.

          (1) Financial Statements

       Consolidated Balance Sheets at December 31, 2003 and 2002

       Consolidated Statements of Income for the three years ended December 31, 2003

       Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2003

       Consolidated Statements of Cash Flows for the three years ended December 31, 2003

       Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules

          Schedule IV -- Mortgage Loans on Real Estate

        All other schedules are not applicable or are omitted since either (i) the required information is not material or (ii) the information required is included in the consolidated financial statements and notes thereto.

          (3) Exhibits

        The Exhibits furnished as part of this annual report on Form 10-K are identified in the Exhibit Index immediately following the signature pages of this annual report. Such Exhibit Index is incorporated herein by reference.

     (b) Reports on Form 8-K

     We filed two reports on Form 8-K during the quarter ending December 31, 2003:

     - A report on Form 8-K was dated October 20, 2003 and was filed on October 21, 2003. Pursuant to Item 12 "Results of Operations and Financial Condition," we reported that we issued a press release regarding our earnings for the third quarter of fiscal 2003.

     - A report on Form 8-K was dated October 22, 2003 and was filed on October 28, 2003. Pursuant to Item 5 "Other Events and Required FD Disclosure," we reported that we entered into an underwriting agreement with certain underwriters and filed a prospectus supplement relating to a public offering of our common shares of beneficial interest.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RAIT INVESTMENT TRUST

                                          By:      /s/ BETSY Z. COHEN
                                            ------------------------------------
                                                       Betsy Z. Cohen
                                             Chairman, Chief Executive Officer
                                                         and Trustee

March 4, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 By:                /s/ BETSY Z. COHEN               Chairman, Chief Executive Officer    March 4, 2004
        ------------------------------------------    and Trustee (Principal Executive
                      Betsy Z. Cohen                              Officer)


 By:              /s/ SCOTT F. SCHAEFFER               President and Chief Operating      March 4, 2004
        ------------------------------------------                Officer
                    Scott F. Schaeffer


 By:              /s/ ELLEN J. DISTEFANO                Executive Vice President and      March 4, 2004
        ------------------------------------------        Chief Financial Officer
                    Ellen J. DiStefano                (Principal Financial Officer and
                                                       Principal Accounting Officer)


 By:              /s/ JONATHAN Z. COHEN                 Secretary, Vice-Chairman and      March 4, 2004
        ------------------------------------------                Trustee
                    Jonathan Z. Cohen


 By:               /s/ EDWARD S. BROWN                            Trustee                 March 4, 2004
        ------------------------------------------
                     Edward S. Brown


 By:                /s/ S. KRISTIN KIM                            Trustee                 March 4, 2004
        ------------------------------------------
                      S. Kristin Kim


 By:                /s/ ARTHUR MAKADON                            Trustee                 March 4, 2004
        ------------------------------------------
                      Arthur Makadon


 By:               /s/ JOEL R. MESZNIK                            Trustee                 March 4, 2004
        ------------------------------------------
                     Joel R. Mesznik


 By:               /s/ DANIEL PROMISLO                            Trustee                 March 4, 2004
        ------------------------------------------
                     Daniel Promislo

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                        DESCRIPTION OF DOCUMENTS
  -------                        ------------------------
    3.1        Amended and Restated Declaration of Trust of RAIT Investment
               Trust(1)
    3.1.1      Articles of Amendment of Amended and Restated Declaration of
               Trust of RAIT Investment Trust(2)
    3.1.2      Articles of Amendment of Amended and Restated Declaration of
               Trust of RAIT Investment Trust(3)
    3.1.3      Certificate of Correction to the Amended and Restated
               Declaration of Trust of RAIT Investment Trust(4)
    3.2        By-laws of RAIT Investment Trust, as amended(1)
    3.3        Articles of Incorporation of RAIT General, Inc.(1)
    3.4        By-laws of RAIT General, Inc.(1)
    3.5        Articles of Incorporation of RAIT Limited, Inc.(1)
    3.6        By-laws of RAIT Limited, Inc.(1)
    4          Form of Certificate for common shares of RAIT Investment
               Trust(3)
   10.1        Form of Indemnification Agreement(1)
   10.1        Employment Agreement dated January 23, 2002 between Betsy Z.
               Cohen and RAIT Investment Trust(5)
   10.2        Employment Agreement dated January 23, 2002 between Scott F.
               Schaeffer and RAIT Investment Trust(6)
   10.3        Amended and Restated RAIT Investment Trust 1997 Stock Option
               Plan (as amended through July 16, 2002)(7)
   10.4        RAIT Investment Trust Phantom Share Plan for Non-Employee
               Trustees
   21          List of Subsidiaries
   23          Consent of Grant Thornton LLP
   31.1        Rule 13a-14(a) Certification by the Chief Executive Office
               of RAIT Investment Trust.
   31.2        Rule 13a-14(a) Certification by the Chief Financial Officer
               of RAIT Investment Trust.
   32.1        Section 1350 Certification by the Chief Executive Officer of
               RAIT Investment Trust.
   32.2        Section 1350 Certification by the Chief Financial Officer of
               RAIT Investment Trust.

---------------

(1) Incorporated by reference to RAIT Investment Trust's Registration Statement on Form S-11 (Registration No. 333-35077).

(2) Incorporated by reference to RAIT Investment Trust's Registration Statement on Form S-11 (Registration No. 333-53067).

(3) Incorporated by reference to RAIT Investment Trust's Registration Statement on Form S-2 (Registration No. 333-55518).

(4) Incorporated by reference to RAIT Investment Trust's Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

(5) Incorporated by reference to RAIT Investment Trust's Annual Report on Form 10-K for its fiscal year ended December 31, 2002 (File No. 1-14760).

(6) Incorporated by reference to RAIT Investment Trust's Annual Report on Form 10-K/A for its fiscal year ended December 31, 2001 (File No. 1-14760).

(7) Incorporated by reference to RAIT Investment Trust's Registration Statement on Form S-8 (Registration No. 333-100766).