Form 10-Q
period 2004-03-31
RAIT INVESTMENT TRUST
filed 2004-05-06
CIK 1045425

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from _______________ to _______________

                         Commission file number: 1-14760

                              RAIT INVESTMENT TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                         23-2919819
-------------------------------                         ---------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

As of May 3, 2004, 23,219,034 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                                                   PAGE
                                                                                                                   ----
                                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS..................................................................................       3
     Consolidated Balance Sheets at March 31, 2004 (unaudited) and December 31, 2003...........................       3
     Consolidated Statements of Income (unaudited) for the three months ended March 31, 2004 and 2003..........       4
     Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2004 and 2003......       5
     Notes to Consolidated Financial Statements - March 31, 2004 (unaudited)...................................       6
     Report of Independent Certified Public Accountants........................................................      16
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................      17
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................      22
ITEM 4.  CONTROLS AND PROCEDURES...............................................................................      22

                                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................................      24
SIGNATURES.....................................................................................................      25
EXHIBIT INDEX..................................................................................................      26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31, 2004
                                                                     (UNAUDITED)      DECEMBER 31, 2003
                                                                   ---------------    -----------------
ASSETS

Cash and cash equivalents                                          $    70,484,165    $      14,758,876
Restricted cash                                                         10,145,795            7,660,835
Tenant escrows                                                             217,789              204,772
Accrued interest receivable                                             15,793,096           12,731,283
Investments in real estate loans, net                                  379,397,025          344,499,320
Investments in real estate, net                                        137,610,941          137,540,199
Furniture, fixtures and equipment, net                                     731,718              621,501
Prepaid expenses and other assets                                       11,986,730           15,650,821
Goodwill, net                                                              887,143              887,143
                                                                   ---------------    -----------------
     Total assets                                                  $   627,254,402    $     534,554,750
                                                                   ===============    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Accounts payable and accrued liabilities                           $     1,787,374    $         875,712
Accrued interest payable                                                   449,186              518,527
Tenant security deposits                                                   478,787              446,248
Borrowers' escrows                                                       9,999,107           11,118,564
Dividends payable                                                       13,927,991                    -
Senior indebtedness relating to loans                                   45,334,868           55,376,280
Long-term debt secured by real estate owned                             75,413,320           75,705,723
Secured lines of credit                                                 55,000,000           23,903,760
                                                                   ---------------    -----------------
     Total liabilities                                             $   202,390,633    $     167,944,814

Minority interest                                                        3,196,772            3,208,436

Shareholders' equity:

Preferred shares, $.01 par value; 25,000,000 shares authorized;
     7.75% Series A cumulative redeemable preferred shares,
     liquidation preference $25.00 per
     share; 2,400,000 and no shares, respectively, issued and
     outstanding                                                            24,000                    -
Common shares, $.01 par value; 200,000,000 shares authorized;
     23,213,318 and 23,207,138 shares, respectively, issued and
     outstanding                                                           232,133              232,072
Additional paid-in-capital                                             423,460,796          365,349,647
Accumulated deficit                                                       (410,473)            (453,000)
Loans for stock options exercised                                         (761,126)            (776,349)
Deferred compensation                                                     (878,333)            (950,870)
                                                                   ---------------    -----------------

     Total shareholders' equity                                        421,666,997          363,401,500
                                                                   ---------------    -----------------
     Total liabilities and shareholders' equity                    $   627,254,402    $     534,554,750
                                                                   ===============    =================

        The accompanying notes are an integral part of these consolidated financial statements.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                              ----------------------------
                                                  2004            2003
                                              ------------    ------------
REVENUES

Interest income                               $ 13,314,483    $  8,540,657
Rental income                                    6,067,198       6,846,335
Fee income and other                             2,487,208         532,180
Investment income                                  831,894       2,356,871
Gain on sale of property interests                       -       2,372,220
                                              ------------    ------------
Total revenues                                  22,700,783      20,648,263
                                              ------------    ------------
COSTS AND EXPENSES

Interest                                         2,466,125       2,217,996
Property operating expenses                      3,030,023       3,801,344
Salaries and related benefits                    1,151,657         704,186
General and administrative                         967,515         549,744
Depreciation and amortization                      945,469         977,379
                                              ------------    ------------
Total costs and expenses                         8,560,789       8,250,649
                                              ------------    ------------
Net income before minority interest           $ 14,139,994    $ 12,397,614
Minority interest                                  (19,476)         23,712
                                              ------------    ------------
Net income                                    $ 14,120,518    $ 12,421,326
                                              ------------    ------------
Dividends attributed to preferred shares           150,000               -
                                              ------------    ------------
Net income available to common shareholders   $ 13,970,518    $ 12,421,326
                                              ============    ============
Net income per common share basic             $       0.60    $       0.62
                                              ============    ============
Net income per common share diluted           $       0.60    $       0.62
                                              ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                                   2004                  2003
                                                               ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                     $ 14,120,518          $ 12,421,326
Adjustments to reconcile net income to net cash provided by
     operating activities:
Minority interest                                                    19,476               (23,712)
Depreciation and amortization                                       945,469               977,379
Accretion of loan discounts                                      (2,764,617)             (286,371)
Deferred compensation                                                72,537                58,358
(Increase) decrease in tenant escrows                               (13,017)              264,140
Increase in accrued interest receivable                          (3,061,813)           (3,360,632)
Decrease (increase) in prepaid expenses and other assets          3,605,804              (557,448)
Increase in accounts payable and accrued liabilities                911,662               543,105
Decrease in accrued interest payable                                (69,341)             (164,162)
Increase (decrease) in tenant security deposits                      32,539              (258,083)
Decrease in borrowers' escrows                                   (3,604,417)           (4,574,264)
                                                               ------------          ------------

Net cash provided by operating activities                        10,194,800             5,039,634
                                                               ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of furniture, fixtures and equipment                      (142,449)              (69,147)
Real estate loans purchased                                               -            (8,000,000)
Real estate loans originated                                    (80,272,734)          (32,770,953)
Principal repayments from real estate loans                      48,136,348             9,194,812
Investment in real estate and improvements                       (5,216,031)             (448,912)
Proceeds from disposition of real estate interests                4,262,497             5,871,812
                                                               ------------          ------------

Net cash used in investing activities                           (33,232,369)          (26,222,388)
                                                               ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal repayments on senior indebtedness                     (10,041,412)           (3,600,809)
Principal repayments on long-term debt                             (292,403)             (239,266)
Proceeds of senior indebtedness underlying real estate loans              -             3,200,000
Advances (repayments) on secured lines of credit                 31,096,240           (30,243,155)
Issuance of preferred shares, net                                57,990,000                     -
Payment of preferred dividends                                     (150,000)                    -
Issuance of common shares, net                                      145,210            40,008,681
Principal payments on loans for stock options exercised              15,223                     -
                                                               ------------          ------------

Net cash provided by financing activities                        78,762,858             9,125,451
                                                               ------------          ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          55,725,289           (12,057,303)
                                                               ------------          ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   14,758,876            19,666,189
                                                               ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 70,484,165          $  7,608,886
                                                               ============          ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly RAIT Investment Trust's (the "Company") consolidated financial position at March 31, 2004, its results of operations for the three months ended March 31, 2004 and 2003 and its cash flows for the three months ended March 31, 2004 and 2003. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

STOCK BASED COMPENSATION

       On March 31, 2004, the Financial Accounting Standards Board ("FASB") issued a proposed Statement, "Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company is currently evaluating this proposed statement and its effects on its results of operations.

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

      At March 31, 2004, the Company had a stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                             2004                      2003
                                                        --------------            --------------
Net income as reported                                  $   13,970,000            $   12,421,000
Less: stock based compensation determined
     under fair value based method for all awards              (12,000)                   (4,000)
                                                        --------------            --------------
Pro forma net income                                    $   13,958,000            $   12,417,000
Net income per share-basic, as reported                 $         0.60            $         0.62
Net income per share-basic, pro forma                   $         0.60            $         0.62
Net income per share-diluted, as reported               $         0.60            $         0.62
Net income per share-diluted, pro forma                 $         0.60            $         0.62

      The Company granted options to purchase 18,250 and 24,850 common shares during the three months ended March 31, 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants for the quarter ended March 31, 2004 and 2003, respectively: dividend yield of

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

8.3% and 9.6%; expected volatility of 19% and 17%; risk-free interest rate of 4.0% and 4.9% and expected lives of 8.8 and 9.5 years.

      The Company adopted a Phantom Share Plan for Non-Employee Trustees on January 29, 2004. On January 29, 2004, the Company granted 482 phantom shares to each of two non-employee trustees, or 964 phantom shares in the aggregate. On March 24, 2004, the Company granted 173 phantom shares to each of five non-employee trustees, or 865 phantom shares, in the aggregate. Under current accounting rules, grants under this Plan result in variable accounting, which results in continuing compensation expenses from the date of grant to the date the phantom shares are actually paid to the participant. During the three months ended March 31, 2004, the Company recognized $50,000 in compensation expenses relating to phantom shares issued under this plan.

VARIABLE INTEREST ENTITIES

       In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns. These entities are referred to as variable interest entities. Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary is the party that absorbs a majority of the variable interest entities' expected losses and/or receives a majority of the expected residual returns.

       In December 2003, the FASB revised FIN 46 ("FIN 46(R)"), delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. FIN 46(R) is effective no later than the end of the first interim or annual period ending after December 15, 2003 for entities created after January 31, 2003 and for entities created before February 1, 2003, no later than the end of the first interim or annual period ending after March 15, 2004. As required the Company adopted the guidance of FIN 46(R) accordingly.

       In adopting FIN 46 and FIN 46(R), the Company has evaluated its various variable interests to determine whether they are in variable interest entities. These variable interests are primarily subordinated financings in the form of mezzanine loans or preferred equity investments. The Company has identified 21 variable interests totaling $102.9 million that it holds as of March 31, 2004. For these variable interests it was determined that the Company was not the primary beneficiary and such variable interest entities should not be consolidated in the Company's financial statements.

REIT STATUS

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

NOTE 2 - CONSOLIDATED STATEMENT OF CASH FLOWS

      For the purpose of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid for interest was $2.5 million and $2.4 million for the three months ended March 31, 2004 and 2003, respectively. Investments in real estate received in conjunction with the Company's disposition of certain investments in real estate totaled $1.9 million for the three months ended March 31, 2003.

NOTE 3 - RESTRICTED CASH AND BORROWERS' ESCROWS

      Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS

      The Company's portfolio of real estate loans consisted of the following at March 31, 2004:

First mortgages                                    $ 199,290,624
Mezzanine loans                                      179,257,586
Unearned (fees) costs                                  1,074,972
Less: Allowance for loan losses                         (226,157)
                                                   -------------
  Investments in real estate loans                   379,397,025
Less: Senior indebtedness secured by real estate
    underlying the Company's loans                   (45,334,868)
                                                   -------------
  Net investments in real estate loans             $ 334,062,157
                                                   =============

      The following is a summary description of the Company's portfolio of real estate loans as of March 31, 2004:

                                                AVERAGE
                                  NUMBER        LOAN TO              RANGE OF LOAN               RANGE OF
TYPE OF LOAN                     OF LOANS       VALUE(1)                YIELDS(2)               MATURITIES
---------------                  --------       -------              -------------           -----------------
First mortgages                     19               72%               6.2% - 12.0%          5/30/04 - 9/30/18
Mezzanine loans                     36               86%              10.0% - 29.6%          9/18/04 - 4/30/21

      (1) Calculated as the sum of the outstanding balance of the Company's loan and senior loan (if any) divided by the current appraised value of the underlying collateral.

      (2) All the Company's loans are at fixed rates. The Company's calculation of loan yield includes points charged and costs deferred.

      The property type of the Company's portfolio of real estate loans consisted of the following as of March 31, 2004:

                   PRINCIPAL AMOUNT   PERCENTAGE
                   ----------------   ----------
Multi-family       $  146.0 million       38%
Office                124.0 million       33%
Retail and other      108.5 million       29%
                   ----------------      ---
Total              $  378.5 million      100%
                   ================      ===

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

      As of March 31, 2004, $142.6 million in principal amount of the Company's loans were pledged as collateral for amounts outstanding under the Company's lines of credit and senior indebtedness. As of March 31, 2004, senior indebtedness relating to the Company's loans consisted of the following:

Loan payable, secured by real estate, monthly installments of principal and interest based on an amortization schedule of 25 years, including interest at a specified London interbank offered rate ("LIBOR") plus 135 basis points (2.46% at March 31, 2004), remaining principal due
   September 15, 2007; the interest rate is subject to an interest rate swap agreement entered into by the borrower which provides for a fixed
   rate of 8.68%                                                                   $ 10,494,868

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $6,440,000, payable interest
   only at  5.25% due monthly, principal balance due August 12, 2004                  2,900,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $10,434,217, payable interest only at LIBOR plus 275 basis points (3.86% at March 31, 2004) due
   monthly, principal balance due September 30, 2004                                  5,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $8,000,000, payable interest only at
   LIBOR plus 250 basis points (3.61% at March 31, 2004) due monthly,
   principal balance due October 1, 2004.                                             5,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $3,369,233, payable interest only at LIBOR plus 275 basis points (3.86% at March 31, 2004) due monthly,
   principal balance due March 29, 2005                                               2,640,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $2,550,000, payable interest
   only at 5.0% due monthly, principal balance due July 26, 2005                      1,800,000

Term loan payable, secured by Company's interest in a first mortgage loan with a principal balance of $7,500,000, payable interest only at 4.5%
   due monthly, principal balance due June 23, 2006                                   6,500,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $15,500,000, payable interest
   only at 5.0% due monthly, principal balance due October 15, 2006                  11,000,000
                                                                                   ------------
                                                                                   $ 45,334,868
                                                                                   ============

      As of March 31, 2004, the senior indebtedness relating to the Company's loans maturing in the remainder of 2004 and over the next four years and the aggregate indebtedness thereafter, is as follows:

2004                                     $13,029,747
2005                                       4,626,622
2006                                      17,703,481
2007                                       9,975,018
2008                                               -
Thereafter                                         -
                                         -----------
                                         $45,334,868
                                         ===========

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 5 - INVESTMENTS IN REAL ESTATE

      The Company's investments in real estate are comprised of real estate that the Company owns through consolidated subsidiaries and the Company's equity investments in unconsolidated entities owning real estate, together with related escrows. Investments in real estate are comprised of the following types of properties at March 31, 2004:

                                      Book Value           Percentage
                                     -------------        -------------
Multi-family (1)                     $  36,799,040              24%
Office (2)                              97,258,027              64%
Retail and other (3)                    17,364,892              12%
                                     -------------        --------
  Subtotal                             151,421,959             100%
                                                          ========
Less: Accumulated depreciation         (13,811,018)
                                     -------------
Investment in real estate, net       $ 137,610,941
                                     =============

      (1) Includes $2.0 million invested in a limited liability company that owns an apartment building, $3.9 million invested in two limited partnerships that each own apartment buildings and $1.8 million invested in an entity, which is the beneficiary of a trust, that owns an apartment building. Also includes escrows totaling $168,000 at March 31, 2004 which are held for payment of real estate taxes, insurance premiums and repair and replacement costs.

      (2) Includes $1.5 million invested in a general partnership that owns an office building, and $12.6 million invested in two limited liability companies that each own an office building. Also includes escrows totaling $976,000 at March 31, 2004 which are held for payment of real estate taxes, insurance premiums, repair and replacement costs, tenant improvements and leasing commissions.

      (3) Includes $3.7 million invested in a limited liability company that owns a retail center. Also includes escrows totaling $164,000 at March 31, 2004 which are held for payment of real estate taxes, insurance premiums, repair and replacement costs, tenant improvements and leasing commissions.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

      As of March 31, 2004, long-term debt secured by real estate underlying the Company's investments in real estate consisted of the following:

Loan payable, secured by real estate, monthly installments of $8,008, including
   interest at 7.33%, remaining principal due August 1, 2008.                           $ 1,001,460

Loan payable, secured by real estate, monthly installments of $288,314,including
   interest at 6.85%, remaining principal due August 1, 2008.                            41,259,144

Loan payable, secured by real estate, monthly payments of $87,960, including interest at 8.36%, remaining principal due March 11, 2028; as an inducement to pay interest at 8.36% from April 11, 1998 onward, rather than 7.89%, the Company received a buy-up premium of $418,482 which is amortized over the term of the underlying debt (balance of $223,630 at
   March 31, 2004).                                                                      11,243,910

Loan payable, secured by real estate, monthly installments of $37,697, including
   interest at 7.27%, remaining principal due January 1, 2010.                            5,259,933

Loan payable, secured by real estate, monthly installments of $47,720, including
   interest at 5.73%, remaining principal due November 1, 2012.                           7,417,842

Loan payable, secured by real estate, monthly installments of $72,005, including
   interest at 7.55%, remaining principal due December 1, 2008                            9,231,031
                                                                                        -----------
                                                                                        $75,413,320
                                                                                        ===========

      As of March 31, 2004, the amount of long-term debt secured by the Company's investments in real estate that matures over the remainder of 2004, over the next four years and the aggregate indebtedness maturing thereafter, is as follows:

2004                                          $   874,861
2005                                            1,256,747
2006                                            1,348,273
2007                                            1,446,510
2008                                           40,368,624
Thereafter                                     30,118,304
                                              -----------
                                              $75,413,320
                                              ===========

      Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Unamortized fees as of March 31, 2004 were $572,000. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's real estate investments for the three months ended March 31, 2004 was $853,000.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 6 - LINES OF CREDIT

      The following is a description of the Company's secured lines of credit at March 31, 2004:

      At March 31, 2004, the Company had $17.0 million outstanding under its $30.0 million line of credit. This line of credit bears interest at either 30-day LIBOR plus 2.5% or the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. The minimum interest rate is 4.0%. The interest rate at March 31, 2004 was 4.0%. Absent any renewal, the line of credit will terminate in October 2005 and any principal then outstanding must be paid by October 2006.

      At March 31, 2004, the Company had $19.0 million outstanding under its $25.0 million line of credit. This line of credit bears interest at either, at the Company's election, (a) one, two or three month LIBOR, plus 2.25% or (b) a daily base rate equal to the higher of (i) the bank's announced prime rate plus 1% or (ii) the Federal Funds Rate plus 2%. The interest rate at March 31, 2004 was 3.3414%. Absent any renewal, this line of credit will terminate in February 2006 and any principal then outstanding must be repaid at that time.

      At March 31, 2004, the Company had $19.0 million outstanding under its $20.0 million line of credit. This line of credit bears interest at the prime rate as published in the "Money Rates" section of The Wall Street Journal. The interest rate at March 31, 2004 was 4.0%. This line of credit has a current term running through April 2005 with annual one-year extension options at the lender's option and an 11-month non-renewal notice requirement. Approximately $442,000 of availability under this line of credit is reserved in the event the Company is required to make any payments under a letter of credit described in
Note 8 below.

      At March 31, 2004, the Company had no amounts outstanding under its $10.0 million line of credit. This line of credit bears interest either at three month LIBOR plus 3.0% or at the prime rate as described above, at the Company's election. Absent any renewal, this line will terminate in July 2004 and any principal then outstanding must be repaid by July 2009.

NOTE 7 - TRANSACTIONS WITH AFFILIATES

      Resource America, Inc. ("Resource America) was the sponsor of the Company. Resource America had the right to nominate one person for election to the Board of Trustees of the Company until its ownership of the outstanding Common Shares fell below 5%, which occurred in June 2003. The Chairman and Chief Executive Officer of the Company, Betsy Z. Cohen, is (i) the spouse of Edward E. Cohen, the Chairman and Chief Executive Officer of Resource America, and (ii) the parent of Jonathan Z. Cohen, the President, Chief Operating Officer and a director of Resource America. Jonathan Cohen is also the Vice-Chairman, a Trustee and the Secretary of the Company and served as Resource America's nominee to the Board of Trustees of the Company. The President and Chief Operating Officer of the Company, Scott F. Schaeffer, was, until October 2002, a director of Resource America.

      In December 2003, the Company was paid $100,000 for facilitating an acquisition by an unrelated third party financial institution of a $10.0 million participation in a loan owned by Resource America. The Company had previously owned the participation from March 1999 until June 2002 and in order for another party to acquire it, the Company had to reacquire it and then sell it to them. The transaction was completed in January 2004, at which time the Company earned an additional $23,000 representing interest for the eight days the Company had funded the participation. The transaction was reviewed and approved by the independent trustees (as defined in the declaration of trust of the Company) of the board of trustees of the Company and determined not to create a conflict of interest.

      The Company anticipates that it will purchase and sell additional loans and lien interests in loans to and from Resource America, and participate with it in other transactions.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

      Brandywine Construction & Management, Inc. ("Brandywine"), is an affiliate of the spouse of Betsy Z. Cohen, the Chairman and Chief Executive Officer of the Company. Brandywine provided real estate management services to thirteen properties underlying the Company's investments in real estate at March 31, 2004. Management fees in the amount of $236,000 were paid to Brandywine for the three months ended March 31, 2004 relating to these investments. The Company believes that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties. The Company continues to use Brandywine to provide real estate management services to properties underlying the Company's investments.

      Betsy Z. Cohen has been the Chairman of the Board of The Bancorp Bank ("Bancorp"), a commercial bank, since November 2003 and a director of The Bancorp, Inc. ("Bancorp Inc."), a registered bank holding company that owns an interest of approximately 38% in Bancorp, since September 2000 and the Chief Executive Officer of both Bancorp and Bancorp Inc. since September 2000. Daniel
G. Cohen, Mrs. Cohen's son, (a) has been the Vice-Chairman of the Board of Bancorp since November 2003, was the Chairman of the Board of Bancorp before November 2003 and has been Chairman of the Executive Committee of Bancorp since 1999 and (b) has been the Chairman of the Board of Bancorp Inc. and Chairman of the Executive Committee of Bancorp Inc. since 1999. The Company maintains most of its checking and demand deposit accounts at Bancorp. As of March 31, 2004, the Company had approximately $17.3 million on deposit, of which approximately $17.2 million is over the FDIC insurance limit. The Company pays a fee of $5,000 per month to Bancorp for information system technical support services. The Company paid $15,000 for these services for the three months ended March 31, 2004.

      The Company subleases a portion of its downtown Philadelphia office space under an operating lease with Bancorp Inc. The Company's annual rental is an apportionment of the rental paid by Bancorp Inc. based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Bancorp Inc. was approximately $62,000 for the three months ended March 31, 2004.

      The Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease with The Richardson Group, Inc. ("Richardson") whose Chairman is Jonathan Z. Cohen, the Vice-Chairman, a trustee and Secretary of the Company, and a son of the Chairman and Chief Executive Officer of the Company. The Senior Vice President and Chief Operating Officer of Richardson is the spouse of Ellen J. DiStefano, the Executive Vice President and Chief Financial Officer of the Company. The Company's annual rental is an apportionment of the rental paid by Richardson based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Richardson was approximately $14,000 for the three months ended March 31, 2004.

      Daniel G. Cohen is the beneficial owner of the corporate parent of Cohen Brothers & Company ("Cohen Brothers"), a registered broker-dealer of which Mr. Cohen is President and Chief Executive Officer. In March 2003, Jonathan Z. Cohen sold his 50% equity interest in this corporate parent to Daniel G. Cohen. Cohen Brothers has acted as a dealer in the public offering the Company made of its 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series A Preferred Shares") in March 2004. In the March 2004 offering, Cohen Brothers was allocated 60,000 Series A Preferred Shares at the public offering price less a standard dealer's concession of $0.50 per share.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      At March 31, 2004, the Company has outstanding two letters of credit totaling $2.4 million as follows:

      On February 20, 2003, a $1.0 million letter of credit was posted in connection with the Company's sale of a property interest to support the Company's guaranteed rate of return to the buyer of up to a maximum of $800,000 over a three-year period and capital improvements of $200,000. In November 2003

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

the letter of credit was reduced to approximately $442,000 when the Company funded $489,000 of the guaranteed return and $69,000 of capital improvements. $442,000 of availability under the Company's $20.0 million line of credit described in Note 6 above is reserved in the event the Company is required to make additional payments under this letter of credit. As of March 31, 2004, the Company had funded an additional $216,000 of the guaranteed return and $71,000 of capital improvements, thus reducing the letter of credit requirement to $155,000.

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

NOTE 9 - SHAREHOLDERS' EQUITY

      On March 19, 2004, the Company issued 2.4 million Series A Preferred Shares in a public offering at an offering price of $25.00 per share with respect to 2,350,150 shares and $24.50 with respect to 49,850 shares sold to to certain of the Company's trustees, officers and employees, together with their relatives and friends. After offering costs, including the underwriter's discount, and expenses of approximately $2.0 million, the Company received approximately $58.0 million of net proceeds. On April 6, 2004, the Company issued an additional 360,000 Series A Preferred Shares pursuant to the underwriter's exercise of its over-allotment option. The exercise price was $25.00 per share, resulting in receipt by the Company of net proceeds of approximately $8.7 million.

NOTE 10 - EARNINGS PER SHARE

      The Company's calculation of earnings per share for the three months ended March 31, 2004 and 2003 in accordance with SFAS No. 128 is as follows:

                                                    For the three months ended March 31, 2004
                                                 -----------------------------------------------
                                                    Income                Shares       Per share
                                                  (Numerator)         (Denominator)      Amount
                                                 -------------        -------------    ---------
Basic earnings per share:
Net income available to common
     shareholders                                $  13,970,518           23,208,884    $    0.60
Effect of dilutive securities:
     Options                                                 -              194,507            -
     Phantom Shares                                          -                  723            -
                                                 -------------        -------------    ---------
Net income available to common
     shareholders plus assumed conversions       $  13,970,518           23,404,114    $    0.60
                                                 =============        =============    =========

                                                    For the three months ended March 31, 2003
                                                 -----------------------------------------------
                                                    Income                Shares       Per share
                                                  (Numerator)         (Denominator)      Amount
                                                 -------------        -------------    ---------
Basic earnings per share:
Net income available to common
     shareholders                                $  12,421,326           19,970,949    $    0.62
Effect of dilutive securities:
     Options                                                 -              136,298            -
     Warrants                                                -                3,581            -
                                                 -------------        -------------    ---------
Net income available to common
     shareholders plus assumed conversions       $  12,421,326           20,110,828    $    0.62
                                                 =============        =============    =========

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 11 - DIVIDENDS

      In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as depreciation), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may be required to borrow to make sufficient dividend payments.

      On March 23, 2004 the Board of Trustees of the Company declared a cash dividend of $0.60 per common share payable on April 15, 2004 to shareholders of record on April 5, 2004. Total dividends declared by the Company on the common shares aggregated $13.9 million for the three months ended March 31, 2004.

      On March 18, 2004 the Board of Trustees of the Company declared a pro-rated cash dividend on the Series A Preferred Shares aggregating $150,000 for the period from March 19, 2004 (date of issuance) through March 31, 2004 payable on March 31, 2004 to shareholders of record on March 24, 2004. On April 27, 2004, the Board of Trustees of the Company declared a cash dividend on the Series A Preferred Shares for the three months ended June 30, 2004 aggregating $1.3 million payable on June 30, 2004 to holders of record on June 1, 2004. As of May 3, 2004, there are no dividend arrearages on the Series A Preferred Shares.

      Holders of Series A Preferred are entitled to receive, when and as declared by the Board of Trustees, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 7.75% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $1.9375 per share. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the Series A Preferred Shares for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Board of Trustees of the Company for the payment of dividends that is not more than 30 nor less than ten days prior to the dividend payment date.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Trustees and Shareholders
RAIT Investment Trust

      We have reviewed the accompanying consolidated balance sheet of RAIT Investment Trust and Subsidiaries as of March 31, 2004 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2004 (except for Note 16 as to which the date is February 23, 2004). We expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
May 6, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or similar words. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the "Risk Factors" section of our Registration Statement No. 333-103618 and our Annual Report on Form 10-K for the year ended December 31, 2003, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

      During the three months ended March 31, 2004 we achieved significant growth in our revenues, net income and total assets as compared to the three months ended March 31, 2003. Our revenues grew 9.9% to $22.7 million for the quarter ended March 31, 2004 from $20.6 million for the quarter ended March 31, 2003, while our net income available to common shareholders increased 12.5% to $14.0 million for the quarter ended March 31, 2004 from $12.4 million for the quarter ended March 31, 2003. Total assets grew 41.7% to $627.3 million at March 31, 2004 from $442.7 million at March 31, 2003.

      We attribute this growth to the following principal factors:

      - our ability to generate an increasing number of attractive real estate investment opportunities in a national environment of low interest rates as well as to leverage our investments with debt financing in appropriate circumstances; and

      - our ability to obtain additional capital through offerings of both our common and preferred shares.

LIQUIDITY AND CAPITAL RESOURCES

      The principal sources of our liquidity and capital resources from our commencement through May 3, 2004 were our public offerings of common shares and 7.75% Series A cumulative redeemable preferred shares. After offering costs and underwriting discounts and commissions, these offerings have allowed us to obtain net offering proceeds of $424.0 million.

      Our most recent public offering of 2,400,000 Series A preferred shares resulted in net proceeds of $57.9 million in March 2004 and additional net proceeds of $8.6 million in April 2004 upon the exercise of the underwriters' overallotment option for an additional 360,000 Series A preferred shares. Our Series A preferred shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears on the last calendar day of each March, June, September and December or, if not a business day, the next succeeding business day. The Series A preferred shares have no maturity date and we are not required to redeem the Series A preferred shares at any time. We may not redeem the Series A preferred shares before March 19, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after March 19, 2009, we may, at our option, redeem the Series A preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

      In March 2003, we filed a shelf registration statement to allow us to sell any combination of our common or preferred shares, warrants for our preferred or common shares or one or more series of debt securities up to a total amount of $300.0 million, of which $178.7 million remains available.

      We also maintain liquidity through the lines of credit we have established with four different lending institutions, as described below:

      At March 31, 2004 and May 3, 2004, we had $13.0 million and $30.0 million, respectively, of availability under our $30.0 million line of credit. This line of credit bears interest at either 30-day London interbank offered rate, or LIBOR, plus 2.5% or the prime rate as published in the "Money Rates" section of The Wall Street Journal, at our election. The minimum interest rate is 4.0%. The current interest rate is 4.0%. Absent any renewal, the line of credit will terminate in October 2005 and any principal then outstanding must be repaid by October 2006.

      At both March 31, 2004 and May 3, 2004, we had $6.0 million of availability under our $25.0 million line of credit. This line of credit bears interest at either, at our election, (a) one, two or three month LIBOR, plus 2.25% or (b) a daily base rate equal to the higher of (i) the bank's announced prime rate plus 1% or (ii) the federal funds rate, as published by the Federal Reserve Bank of New York, plus 2%. The current interest rate is 3.3414%. Absent any renewal, this line of credit will terminate in February 2006 and any principal then outstanding must be repaid at that time.

      At both March 31, 2004 and May 3, 2004, we had $558,000 of availability under our $20.0 million line of credit. This line of credit bears interest at the prime rate as published in the "Money Rates" section of The Wall Street Journal. The current interest rate is 4.0%. This line of credit has a current term running through April 2005 with annual one-year extension options at the lender's option and an 11-month non-renewal notice requirement. Approximately $442,000 of availability under this line of credit is reserved in the event we are required to make any payments under a letter of credit described in Note 8 to our financial statements, Item 1 of this quarterly report on Form 10-Q.

      At March 31, 2004 and May 3, 2004, we had $10.0 million and $6.2 million, respectively, of availability under our $10.0 million line of credit. This line of credit bears interest either at three month LIBOR plus 3.0% or at the prime rate as described above, at our election. The current interest rate is 4.14%. Absent any renewal, this line will terminate in July 2004 and any principal then outstanding must be repaid by July 2009.

      Our other sources of liquidity and capital resources include principal payments on, refinancings of, and sales of senior participations in loans in our portfolio as well as refinancings and the proceeds of sales and other dispositions of our interests in real estate. These resources aggregated $52.4 million for the three months ended March 31, 2004 and $18.3 million for the three months ended March 31, 2003.

      We also receive funds from a combination of interest and fees on our loans, rents and income from our interests in real estate, gains on sales of loans and interests in real estate and consulting fees. As required by the Internal Revenue Code, we use this income, to the extent of not less than 90% of our taxable income, to pay distributions to our shareholders. For the three months ended March 31, 2004 and 2003, we paid distributions of $13.9 million and $12.9 million, respectively, of which $13.8 million and $12.8 million, respectively, was in cash and $84,700 and $64,200, respectively, was in additional common shares issued through our dividend reinvestment plan.

      We use our capital resources principally for originating and purchasing loans and acquiring interests in real estate. For the three months ended March 31, 2004, we originated or purchased eight loans in the aggregate amount of $80.3 million, as compared to five loans in the aggregate amount of $40.8 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, we acquired one interest in real estate totaling $6.0 million, as compared to the three months ended March 31, 2003 when we did not acquire any interests in real estate.

      At March 31, 2004, we had approximately $70.5 million of cash on hand. These funds, combined with $8.6 million of net proceeds from the exercise in April 2004 of the overallotment option relating to our public offering of Series A preferred shares, provided for $47.4 million of new loan originations and repayment of $17.0 million on the amounts outstanding on our lines of credit from April 1 through May 3, 2004. We also used our cash on hand to pay our $13.9 million first quarter dividend on our common shares. We anticipate utilizing the loan repayments of $10.0 million that we received from April 1, through May 3, 2004, combined with the $42.8 million of availability on our lines of credit, primarily for the origination of additional investments in the balance of the second quarter of 2004.

      We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity and capital needs. We do not currently experience material difficulties in maintaining and accessing these resources. However, we could encounter difficulties in the future, depending upon the development of conditions in the credit markets and the other risks and uncertainties described in our filings with the Securities and Exchange Commission, including those described in the "Risk Factors" section of our Registration Statement No. 333-103618 and our Annual Report on Form 10-K for the year ended December 31, 2003.

      We may also seek to develop other sources of capital, including, without limitation, long-term borrowings, offerings of our warrants, issuances of our debt securities and the securitization and sale of pools of our loans. Our ability to meet our long-term, that is, beyond one year, liquidity and capital resources requirements is subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our financial performance, compliance with the terms of our existing credit arrangements, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities. Our financial performance and the value of our securities are subject to a number of risks described in our filings with the Securities and Exchange Commission, including those described in the "Risk Factors" section of our Registration Statement No. 333-103618 and our Annual Report on Form 10-K for the year ended December 31, 2003. In addition, as a REIT, we must distribute at least 90% of our annual taxable income, which limits the amount of cash from operations we can retain to fund our capital needs.

      The following schedule summarizes our currently anticipated contractual obligations and commercial commitments as of March 31, 2004:

                               LESS THAN         ONE TO THREE       FOUR TO FIVE        AFTER FIVE
                                ONE YEAR             YEARS              YEARS              YEARS             TOTAL
                              ------------       ------------       ------------       ------------       ------------
Operating leases              $    315,814       $    637,057       $    646,986       $    458,282       $  2,058,139
Secured lines of credit                  -         55,000,000                  -                  -         55,000,000
Indebtedness secured by
     real estate (1)            13,904,609         24,935,123         51,790,152         30,118,304        120,748,188
Deferred compensation              638,315            364,480                  -                  -          1,002,795
                              ------------       ------------       ------------       ------------       ------------
Total                         $ 14,858,738       $ 80,936,660       $ 52,437,138       $ 30,576,586       $178,809,122
                              ============       ============       ============       ============       ============

(1) Indebtedness secured by real estate consists of our non-recourse senior indebtedness relating to loans and long term debt secured by real estate underlying our investments in real estate.

OFF-BALANCE SHEET ARRANGEMENTS

      Refer to Note 8 to our financial statements, Item 1 of this quarterly report on Form 10-Q for a discussion of our off-balance sheet arrangements. We do not believe these arrangements have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

      Refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of our critical accounting policies. During the three months ended March 31, 2004, there were no material changes to these policies, except for the updates described below.

       FIN 46. In January 2003, the FASB issued Financial Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns. These entities are referred to as variable interest entities. Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary is the party that absorbs a majority of the variable interest entities' expected losses and/or receives a majority of the expected residual returns.

       In December 2003, the FASB revised FIN 46, or FIN 46(R), delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. FIN 46(R) is effective no later than the end of the first interim or annual period ending after December 15, 2003 for entities created after January 31, 2003 and for entities created before February 1, 2003, no later than the end of the first interim or annual period ending after March 15, 2004. We have adopted the guidance of FIN 46(R) accordingly.

       In adopting FIN 46 and FIN 46(R), we have evaluated our various variable interests to determine whether they are in variable interest entities. These variable interests are primarily subordinated financings in the form of mezzanine loans or preferred equity investments. We have identified 21 variable interests totaling $102.9 million that we hold as of March 31, 2004. For these variable interests we have determined that we are not the primary beneficiary and such variable interest entities should not be consolidated in our financial statements.

      Reserve for Loan Losses. We have a reserve for loan losses of $226,000. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with our policy, we determined that this reserve was adequate as of March 31, 2004 based upon our credit analysis of each of the loans in our portfolio. If that analysis were to change, we may be required to increase our reserve, and such an increase, depending upon the particular circumstances, could be substantial. Any increase in reserves will constitute a charge against income. We will continue to analyze the adequacy of this reserve on a quarterly basis. During the three months ended March 31, 2004, the loans in our portfolio performed in accordance with their terms and were current as to payments.

RESULTS OF OPERATIONS

      Interest Income. Our mortgage interest income was $13.3 million for the quarter ended March 31, 2004 compared to $8.5 million for the quarter ended March 31, 2003. The $4.7 million increase was primarily due to the following:

            - an additional $5.7 million of interest accruing on 28 loans totaling $227.7 million originated between January 1, 2003 and March 31, 2004, partially offset by a $4.0 million reduction of interest due to the repayment of 24 loans totaling $145.8 million during the same period, and

            - accretable yield included in our interest income of $2.8 million and $286,000 for the three months ended March 31, 2004 and 2003, respectively. Certain of our loans have expected future cash flows in excess of the scheduled, contractual interest and principal payments reflected in the loan documents. We recognize this excess, or

                  "accretable yield" over the remaining life of the loan, such that the return yielded by the loan remains at a constant level for its remaining life. The significant increase in the accretable yield from the three months ending March 31, 2003 to the corresponding period in 2004 was due to the purchase, in June 2003, of a loan with a face value in excess of $40.0 million secured by a property with an appraised value also in excess of $40.0 million for a cost of approximately $26.8 million. The loan matures in September 2004, thus the large accretable yield must be recognized over the 15-month period between loan purchase and loan maturity.

      Rental Income. We received rental income of $6.1 million for the quarter ended March 31, 2004 compared to $6.8 million for the quarter ended March 31, 2003. The $779,000 rent decrease was primarily due to a decrease in rental income of $1.0 million resulting from the sale of a real estate investment in the first quarter of 2003, partially offset by rents of $329,000 generated by a real estate investment that was acquired in mid-2003.

      Fee Income and Other. We earned fee and other income of $2.5 for the quarter ended March 31, 2004 as compared to $532,000 earned in the quarter ended March 31, 2003. Included in fee and other income for the first quarter of 2004 were revenues of $934,000 from RAIT Capital Corp., which is $435,000 higher than the revenues generated by RAIT Capital Corp. for the quarter ended March 31, 2003. Also included in fee and other income for the first quarter of 2004 were consulting fees of $1.4 million while there were no consulting fees earned in the first quarter of 2003. Fee and other income is usually negotiated on a transaction by transaction basis and is non-recurring. As a result, the sources and amounts for any particular period are not generally indicative of future sources and amounts.

      Investment Income. We received investment income of $832,000 for the quarter ended March 31, 2004, compared to $2.4 million for the quarter ended March 31, 2003. We derived our investment income from three primary sources:

            -     return on unconsolidated investments in real estate

            - appreciation interests in the cash flow, assets or both, underlying our loans, and

            -     interest earned on cash held in bank accounts.

      The $1.5 million decrease in investment income from the quarter ended March 31, 2003 to the quarter ended March 31, 2004 was due to the recognition in 2003 of investment income of $1.7 million relating to our appreciation interests in three of our investments. We did not recognize any income relating to our appreciation interests in the quarter ended March 31, 2004. There was an increase in income generated by our six unconsolidated investments in real estate for the quarter ended March 31, 2004 of approximately $146,000, as compared to two unconsolidated investments in real estate during the quarter ended March 31, 2003. Cash held in bank accounts generated investment income of $99,000 for the quarter ended March 31, 2004, compared to $92,000 for the quarter ended March 31, 2003. Most of this investment income was generated from our bank accounts with The Bancorp Bank. Our relationship with The Bancorp Bank is described in Note 7 to our financial statements, Item 1 of this quarterly report on Form 10-Q.

      Gain On Sale of Property Interest. In March 2003, we sold a 40% limited partnership interest and sole general partnership interest in a limited partnership that owns a property to an unrelated party. We retained an 11% limited partnership interest. The partnership interests we sold had a negative book value of $1.4 million. The buyer paid $900,000 and we recognized a gain of $2.3 million.

      Interest Expense. Interest expense was $2.5 million for the quarter ended March 31, 2004 as compared to $2.2 million for the quarter ended March 31, 2003. Interest expense consists of interest payments made on senior indebtedness on properties underlying our loans and interests in real estate, and interest payments made on our lines of credit. The $248,000 increase in interest expense was attributable to a $64.5 million net increase in senior indebtedness relating to five loans underlying our loans as well to the establishment and utilization of $45 million in additional availability on new and existing lines of credit.

      Property Operating Expenses; Depreciation and Amortization. Property operating expenses were $3.0 million for the quarter ended March 31, 2004, compared to $3.8 million for the quarter ended March 31, 2003. Depreciation and amortization was $945,000 for the quarter ended December 31, 2004 as compared to $977,000 for the quarter ended March 31, 2003. The decreases in property operating expenses, depreciation and amortization from the quarter ended March 31, 2003 to the corresponding period in 2004 were due the sale of one property interest in March 2003 partially offset by the acquisition of one property interest in July 2003. Included in property operating expenses are management fees paid to Brandywine Construction & Management, Inc., an affiliate of the spouse of our chairman and chief executive officer for providing real estate management services for the real estate underlying five of our interests in real estate during the quarters ended March 31, 2004 and 2003. We paid management fees of $150,000 and $120,000 to Brandywine for the quarters ended March 31, 2004 and 2003, respectively. In addition, at March 31, 2004 and 2003,
Brandywine provided management services for real estate underlying eight and nine, respectively, of our investments in real estate whose operations are not included in our consolidated financial statements. We anticipate that we will continue to use Brandywine to provide real estate management services.

      Salaries and Related Benefits; General and Administrative Expense. Salaries and related benefits were $1.2 million for the quarter ended March 31, 2004, as compared to $704,000 for the quarter ended March 31, 2003. General and administrative expenses were $968,000 for the quarter ended March 31, 2004, as compared to $550,000 for the quarter ended March 31, 2003. The increases in salaries and related benefits and in general and administrative expenses were due to:

            - increased personnel and occupancy expenses which reflect the expansion of our staff to support the increased size of our portfolio, due to the significant infusion of new capital, primarily from our public offerings,

            - increased compliance costs relating to new regulatory requirements and

            - increased costs for directors' and officers' liability insurance.

      Included in general and administrative expense is rental expense relating to our downtown Philadelphia office space. We sublease these offices pursuant to two operating leases that provide for annual rentals based upon the amount of square footage we occupy. The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with The Bancorp, Inc. We paid rent to Bancorp in the amount of $62,000 and $61,000 for the three months ended March 31, 2004 and 2003, respectively. The other sublease is with The Richardson Group, Inc. We paid rent to Richardson in the amount of $14,000 and $13,000 for the three months ended March 31, 2004 and 2003, respectively. Also included in general and administrative expenses is $15,000 that we paid in both the three months ended March 31, 2004 and 2003 to Bancorp for technical support services provided to us. Our relationships with Bancorp and Richardson are described in
Note 7 to our financial statements, Item 1 of this quarterly report on Form
10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no material change in our assessment of our sensitivity to market risk since the presentation in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      The Exhibits furnished as part of this Quarterly Report on Form 10-Q are identified in the Exhibit Index immediately following the signature page of this Report. Such Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K

      We filed three reports on Form 8-K during the three months ended March 31, 2004.

      A report on Form 8-K dated January 22, 2004 was filed as of January 22, 2004. Pursuant to "Item 12 - Results of Operations and Financial Condition," we disclosed that we had issued a press release regarding our earnings for the three months and year ended December 31, 2003.

      A report on Form 8-K dated March 17, 2004 was filed as of March 18, 2004. Pursuant to "Item 5 - Other Events and Regulation FD Disclosure," we disclosed that we had filed Articles Supplementary dated March 16, 2004 to our Declaration of Trust and a Certificate of Correction to those Articles Supplementary designating and classifying our 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest.

      A report on Form 8-K dated March 15, 2004 was filed as of March 22, 2004. Pursuant to "Item 5 - Other Events and Regulation FD Disclosure," we disclosed that we had entered into an underwriting agreement with certain underwriters and filed a prospectus supplement relating to a public offering of our 7.75% Series A Cumulative Redeemable Preferred Series of Beneficial Interest.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RAIT INVESTMENT TRUST
                                         (Registrant)

May 6, 2004                              /s/  Ellen J. DiStefano
------------------                       -------------------------------------
DATE                                     Ellen J. DiStefano
                                         Chief Financial Officer
                                         (On behalf of the registrant and as its
                                         principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
3.1.1 (1)     Amended and Restated Declaration of Trust.

3.1.2 (2)     Articles of Amendment of Amended and Restated Declaration of Trust.

3.1.3 (3)     Articles of Amendment of Amended and Restated Declaration of Trust.

3.1.4 (4)     Certificate of Correction to the Amended and Restated Declaration of Trust.

3.1.5 (5)     Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest
              (the "Series A Articles Supplementary").

3.1.6 (5)     Certificate of Correction to the Series A Articles Supplementary.

3.2.1 (1)     Bylaws, as amended.

4.1 (3)       Form of Certificate for Common Shares of Beneficial Interest.

4.2 (6)       Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest.

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

      (1) Incorporated herein by reference to RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-35077), as amended.

      (2) Incorporated herein by reference RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-53067), as amended.

      (3) Incorporated herein by reference to RAIT Investment Trust's Registration Statement on Form S-2 (File No. 333-55518), as amended.

      (4) Incorporated herein by reference to RAIT Investment Trust's Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

      (5) Incorporated herein by reference to RAIT Investment Trust's Form 8-K as filed with the Securities and Exchange Commission on March 18, 2004 (File No. 1-14760).

      (6) Incorporated herein by reference to RAIT Investment Trust's Form 8-K as filed with the Securities and Exchange Commission on March 22, 2004 (File No. 1-14760).