Form 10-Q
period 2004-06-30
RAIT INVESTMENT TRUST
filed 2004-07-30
CIK 1045425

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _______________

                         Commission file number: 1-14760

                              RAIT INVESTMENT TRUST
             -------------------------------------------------------
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

                                 (215) 861-7900
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of July 28, 2004, 25,525,682 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                                                 PAGE
                                                                                                                 ----
                                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
     Consolidated Balance Sheets at June 30, 2004 (unaudited) and December 31, 2003                                  3
     Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2004 and 2003         4
     Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2004
       and 2003                                                                                                      5
     Notes to Consolidated Financial Statements - June 30, 2004 (unaudited)                                          6
     Report of Independent Registered Public Accountants                                                            16
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      17
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                 23
ITEM 4.  CONTROLS AND PROCEDURES                                                                                    23

                                           PART II. OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                        24
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                           24
SIGNATURES                                                                                                          25
EXHIBIT INDEX                                                                                                       26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30, 2004
                                                                                   (Unaudited)          December 31, 2003
                                                                                  -------------         -----------------
ASSETS
Cash and cash equivalents                                                         $  51,235,982         $      14,758,876
Restricted cash                                                                      19,701,185                 7,660,835
Tenant escrows                                                                          232,454                   204,772
Accrued interest receivable                                                          11,946,676                12,731,283
Investments in real estate loans, net                                               451,659,558               344,499,320
Investments in real estate, net                                                     118,437,733               137,540,199
Furniture, fixtures and equipment, net                                                  696,676                   621,501
Prepaid expenses and other assets                                                     6,924,811                15,650,821
Goodwill, net                                                                           887,143                   887,143
                                                                                  -------------         -----------------
   Total assets                                                                   $ 661,722,218         $     534,554,750
                                                                                  =============         =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities                                          $   1,004,892         $         875,712
Accrued interest payable                                                                544,344                   518,527
Tenant security deposits                                                                293,616                   446,248
Borrowers' escrows                                                                   18,093,103                11,118,564
Dividends payable                                                                    13,932,458                         -
Senior indebtedness relating to loans                                                55,392,550                55,376,280
Long-term debt secured by real estate owned                                          63,940,052                75,705,723
Secured lines of credit                                                              30,500,000                23,903,760
                                                                                  -------------         -----------------
   Total liabilities                                                              $ 183,701,015         $     167,944,814
Minority interest                                                                       486,556                 3,208,436
Shareholders' equity:
Preferred shares, $.01 par value; 25,000,000 shares authorized; 7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per
  share; 2,760,000 and no shares, respectively, issued and outstanding                   27,600                         -
Common shares, $.01 par value; 200,000,000 shares authorized; 25,220,763 and
  23,207,138 shares, respectively, issued and outstanding                               252,208                   232,072
Additional paid-in-capital                                                          478,451,474               365,349,647
Retained earnings                                                                       129,816                  (453,000)
Loans for stock options exercised                                                      (511,320)                 (776,349)
Deferred compensation                                                                  (815,131)                 (950,870)
                                                                                  -------------         -----------------
   Total shareholders' equity                                                       477,534,647               363,401,500
                                                                                  -------------         -----------------
   Total liabilities and shareholders' equity                                     $ 661,722,218         $     534,554,750
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

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              For the three months ended        For the six months ended
                                                                       June 30,                         June 30,
                                                           --------------------------------  -------------------------------
                                                               2004               2003           2004              2003
                                                           -------------      -------------  -------------   ---------------
REVENUES
Interest income                                            $  15,145,385      $   8,479,137  $  28,459,870   $    17,019,794
Rental income                                                  6,641,154          5,426,080     12,708,352        12,272,415
Fee income and other                                             579,419            943,428      3,066,627         1,475,608
Investment income                                              1,123,493            448,684      1,955,387         2,805,555
Gain on sale of property interests                             2,402,639                 --      2,402,639         2,372,220
                                                           -------------      -------------  -------------   ---------------
Total revenues                                             $  25,892,090      $  15,297,329  $  48,592,875   $    35,945,592
                                                           -------------      -------------  -------------   ---------------
COSTS AND EXPENSES
Interest                                                       2,593,314          1,692,437      5,059,441         3,910,433
Property operating expenses                                    3,419,697          2,787,652      6,449,720         6,588,996
Salaries and related benefits                                  1,394,757            918,142      2,546,414         1,622,328
General and administrative                                     1,760,179            778,200      2,727,694         1,327,944
Depreciation and amortization                                    915,331            826,810      1,860,801         1,804,189
                                                           -------------      -------------  -------------   ---------------
Total costs and expenses                                      10,083,278          7,003,241     18,644,070        15,253,890
                                                           -------------      -------------  -------------   ---------------
Net income before minority interest                        $  15,808,812      $   8,294,088  $  29,948,805   $    20,691,702
Minority interest                                                  1,248             32,994        (18,228)           56,706
                                                           -------------      -------------  -------------   ---------------
Net income                                                 $  15,810,060      $   8,327,082  $  29,930,577   $    20,748,408
                                                           -------------      -------------  -------------   ---------------
Dividends attributed to preferred shares                       1,336,875                 --      1,486,875                --
                                                           -------------      -------------  -------------   ---------------
Net income available to common shareholders                $  14,473,185      $   8,327,082  $  28,443,702   $    20,748,408
                                                           =============      =============  =============   ===============
Net income per common share basic                          $        0.62      $        0.40  $        1.22   $          1.02
                                                           =============      =============  =============   ===============
Net income per common share diluted                        $        0.62      $        0.40  $        1.21   $          1.01
                                                           =============      =============  =============   ===============

   The accompanying notes are an integral part of these consolidated financial statements.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            FOR THE SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                          2004                      2003
                                                                                      -------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $  29,930,577             $ 20,748,408
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest                                                                            18,228                  (56,706)
Gain on sale of property interest                                                        (2,402,639)                      --
Depreciation and amortization                                                             1,860,800                1,804,189
Accretion of loan discounts                                                              (5,781,228)                (433,992)
Deferred compensation                                                                       135,739                  116,716
(Increase) decrease in tenant escrows                                                       (27,682)                 258,238
Increase in accrued interest receivable                                                  (1,220,511)              (2,705,039)
Decrease (increase) in prepaid expenses and other assets                                  8,171,762                 (891,306)
Increase in accounts payable and accrued liabilities                                        129,180                  224,900
Increase (decrease) in accrued interest payable                                              25,817                 (219,656)
Decrease in tenant security deposits                                                       (152,632)                (249,405)
Decrease in borrowers' escrows                                                           (5,065,811)              (6,932,872)
                                                                                      -------------             ------------
Net cash provided by operating activities                                                25,621,600               11,663,475
                                                                                      -------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture, fixtures and equipment                                              (147,291)                 (89,583)
Real estate loans purchased                                                                      --              (34,768,223)
Real estate loans originated                                                           (159,178,567)             (80,839,074)
Principal repayments from real estate loans                                              66,722,953               63,718,815
Investment in real estate and improvements                                              (11,984,207)             (10,990,998)
Proceeds from disposition of real estate interests                                       11,377,192               10,136,822
                                                                                      -------------             ------------
Net cash used in investing activities                                                   (93,209,920)             (52,832,241)
                                                                                      -------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on senior indebtedness                                             (10,083,730)             (13,597,924)
Principal repayments on long-term debt                                                     (546,373)                (464,035)
Principal repayments on notes underlying deferred compensation                              265,029                  241,863
Proceeds of senior indebtedness underlying real estate loans                             10,100,000               16,100,000
Advances on secured lines of credit                                                       6,596,240               11,836,845
Issuance of preferred shares, net                                                        66,574,578                       --
Payment of preferred dividends                                                           (1,486,875)             (12,857,200)
Payment of common dividends                                                             (13,928,428)                      --
Issuance of common shares, net                                                           46,574,985               40,102,634
                                                                                      -------------             ------------
Net cash provided by financing activities                                               104,065,426               41,362,183
                                                                                      -------------             ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  36,477,106                  193,417
                                                                                      -------------             ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        $  14,758,876             $ 19,666,189
                                                                                      -------------             ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  51,235,982             $ 19,859,606
                                                                                      =============             ============

   The accompanying notes are an integral part of these consolidated financial statements.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly RAIT Investment Trust's (the "Company") consolidated financial position at June 30, 2004, its results of operations for the three and six months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to the consolidated financial statements as of and for the three and six months ended June 30, 2003 to conform to the presentation for the three and six months ended June 30, 2004.

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

      At June 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                              JUNE 30,
                                                       2004               2003               2004              2003
                                                   ------------        -----------       ------------      ------------
Net income available to common shareholders
  as reported                                      $ 14,473,000        $ 8,327,000       $ 28,444,000      $ 20,748,000
Less: stock based compensation determined
under fair value based method for all awards            (14,000)            (3,600)           (26,000)           (7,600)
                                                   ------------        -----------       ------------      ------------
Pro forma net income available to common
  shareholders                                     $ 14,459,000        $ 8,323,400       $ 28,418,000      $ 20,740,400
Net income per share-basic, as reported            $       0.62        $      0.40       $       1.22      $       1.02
Net income per share-basic, pro forma              $       0.62        $      0.40       $       1.22      $       1.02
Net income per share-diluted, as reported          $       0.62        $      0.40       $       1.21      $       1.01
Net income per share-diluted, pro forma            $       0.62        $      0.40       $       1.21      $       1.01

      The Company granted options to purchase 0 and 18,250 common shares during the three and six months ended June 30, 2004, respectively. The Company granted options to purchase 0 and 24,850 common shares during the three and six months ended June 30, 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: dividend yield of 8.3% and 9.6%; expected volatility of 19% and 17%; risk-free interest rate of 4.0% and 4.9% and expected lives of 8.8 and
9.5 years.

      The Company adopted a Phantom Share Plan for Non-Employee Trustees on January 29, 2004. On January 29, 2004, the Company granted 482 phantom shares to each of two non-employee Trustees, or 964 phantom shares in the aggregate. On March 24, 2004, the Company granted 173 phantom shares to each of five non-employee Trustees, or 865 phantom shares, in the aggregate. Under current accounting rules, grants under this Plan result in variable accounting, which results in continuing compensation expenses from the date of grant to the date the phantom shares are actually paid to the participant. During the three and six months ended June 30, 2004, the Company recognized $50,000 and $50,000, respectively, in compensation expenses relating to phantom shares issued under this plan. On July 20, 2004, the Company amended this Phantom Share Plan to expand the persons eligible to receive phantom shares to all Trustees and employees and renamed this Plan as the Phantom Share Plan.

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

      In December 2003, the FASB revised FIN 46 ("FIN 46(R)"), delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. FIN 46(R) is effective no later than the end of the first interim or annual period ending after December 15, 2003 for entities created after January 31, 2003 and for entities created before February 1, 2003, no later than the end of the first interim or annual period ending after March 15, 2004. As required, the Company adopted the guidance of FIN 46(R) accordingly.

      In adopting FIN 46 and FIN 46(R), the Company has evaluated its various variable interests to determine whether they are in variable interest entities. These variable interests are primarily subordinated

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

financings in the form of mezzanine loans or preferred equity investments. The Company has identified 17 variable interests totaling $74.6 million that it holds as of June 30, 2004. For these variable interests, it was determined that the Company was not the primary beneficiary and such variable interest entities should not be consolidated in the Company's financial statements.

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

NOTE 2 - CONSOLIDATED STATEMENT OF CASH FLOWS

      For the purpose of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid for interest was $2.5 million and $5.3 million for the six months ended June 30, 2004 and 2003, respectively. Investments in real estate received in conjunction with the Company's disposition of certain investments in real estate totaled $0 and $8.2 million for the three and six months ended June 30, 2004, respectively, and $1.9 million and $0 for the three and six months ended June 30, 2003, respectively. Dividends declared during the six month periods ending June 30, 2004 and 2003, but not paid until July 2004 and 2003, were $13.9 million and $12.9 million, respectively.

NOTE 3 - RESTRICTED CASH AND BORROWERS' ESCROWS

      Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans.

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS

      The Company's portfolio of real estate loans consisted of the following at June 30, 2004:

First mortgages                                    $    235,120,875
Mezzanine loans                                         215,957,675
Unearned fees, net                                          807,165
Less: Allowance for loan losses                            (226,157)
                                                   ----------------
  Investments in real estate loans                      451,659,558
Less: Senior indebtedness relating to loans             (55,392,550)
                                                   ----------------
  Net investments in real estate loans             $    396,267,008
                                                   ================

      The following is a summary description of the Company's portfolio of real estate loans as of June 30, 2004:

                                    AVERAGE
                         NUMBER     LOAN TO      RANGE OF LOAN          RANGE OF
    TYPE OF LOAN        OF LOANS    VALUE(1)       YIELDS(2)           MATURITIES
-------------------   ----------- -----------  ------------------  -----------------
First mortgages            21         65%         6.2% - 22%       8/26/04 - 6/18/07
Mezzanine loans            43         82%          10% - 21%       7/29/04 - 4/30/21

      (1) Calculated as the sum of the outstanding balance of the Company's loan and senior loan (if any) divided by the current appraised value of the underlying collateral.

      (2) All the Company's loans are at fixed rates. The Company's calculation of loan yield includes points

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

      charged and costs deferred.

      The property type of the Company's portfolio of real estate loans consisted of the following as of June 30, 2004:

                                            PRINCIPAL AMOUNT           PERCENTAGE
                                         ----------------------        ----------
Multi-family                             $        183.3 million                41%
Office                                            129.8 million                29%
Retail and other                                  138.0 million                30%
                                         ----------------------        ----------
Total                                    $        451.1 million               100%
                                         ======================        ==========

      Senior indebtedness relating to loans arises when the Company sells a participation or other interest in one of its first mortgages or mezzanine loans to another lender. These participations and interests rank senior to the Company's right to repayment under the relevant mortgage or loan in various ways. As of June 30, 2004, this senior indebtedness consisted of the following:

Loan payable, secured by real estate, monthly installments of principal and interest based on an amortization schedule of 25 years, including interest at a specified London interbank offered rate ("LIBOR") plus 135 basis points
 (2.58875% at June 30, 2004), remaining principal due September 15, 2007; the interest rate is subject to an interest rate swap agreement entered into by
 the borrower which provides for a fixed rate of 8.68%                                      $ 10,452,550

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $6,440,000, payable interest only at 4.5% due
 monthly, principal balance due May 1, 2005                                                    3,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $10,469,217, payable interest only at LIBOR plus 275 basis points (3.88% at June 30, 2004) due monthly, principal balance
  due September 30, 2004                                                                       5,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $8,000,000, payable interest only at LIBOR plus 250 basis points (3.67% at June 30, 2004) due monthly, principal balance due
 October 1, 2004                                                                               5,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $3,369,233, payable interest only at LIBOR plus 275 basis points (3.85% at June 30, 2004) due monthly, principal balance
 due March 29, 2005                                                                            2,640,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $2,550,000, payable interest only at 5.0% due
 monthly, principal balance due July 26, 2005                                                  1,800,000

Term loan payable, secured by Company's interest in a first mortgage loan with a principal balance of $7,500,000, payable interest only at 4.5% due monthly,
  principal balance due June 23, 2006                                                          6,500,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $15,500,000, payable interest only at 5.0%
  due monthly, principal balance due October 15, 2006                                         11,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $8,988,918, payable interest only at the prime rate as published in the "Money Rates" section of The Wall Street Journal (4.0% at
 June 30, 2004) due monthly, principal balance due June 10, 2005                               2,500,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $7,559,569, payable interest only at the prime rate as published in the "Money Rates" section of The Wall Street Journal (4.0% at
 June 30, 2004) due monthly, principal balance due June 10, 2005                               2,500,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $9,139,126, payable interest only at the prime rate as published in the "Money Rates" section of The Wall Street Journal (4.0% at
 June 30, 2004) due monthly,                                                                   2,500,000

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

principal balance due June 10, 2009.

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $18,724,896, payable interest only at the prime rate as published in the "Money Rates" section of The Wall Street Journal (4.0% at
June 30, 2004) due monthly, principal balance due January 30, 2006                             2,500,000
                                                                                            ------------
                                                                                            $ 55,392,550
                                                                                            ============

      As of June 30, 2004, the senior indebtedness relating to the Company's loans maturing in the remainder of 2004 and over the next four years and the aggregate indebtedness thereafter, is as follows:

2004                                          $    5,087,430
2005                                              20,126,622
2006                                              20,203,481
2007                                               9,975,017
2008                                                      --
Thereafter                                                --
                                              --------------
                                              $   55,392,550
                                              ==============

NOTE 5 - INVESTMENTS IN REAL ESTATE

      The Company's investments in real estate are comprised of real estate that the Company owns through consolidated subsidiaries and the Company's equity investments in unconsolidated entities owning real estate, together with related escrows. Investments in real estate are comprised of the following types of properties at June 30, 2004:

                                      Book Value     Percentage
                                   ----------------  ----------
Multi-family (1)                   $     22,580,104          17%
Office (2)                               91,385,339          70%
Retail and other (3)                     16,925,470          13%
                                   ----------------  ----------
  Subtotal                              130,890,913         100%
                                                     ==========
Less: Accumulated depreciation          (12,453,180)
                                   ----------------
Investment in real estate, net     $    118,437,733
                                   ================

      (1) Includes $7.6 million invested in two limited liability companies that each own apartment buildings, $3.9 million invested in two limited partnerships that each own apartment buildings and $1.8 million invested in an entity, which is the beneficiary of a trust, that owns an apartment building. Also includes escrows totaling $161,000 at June 30, 2004 which are held for payment of real estate taxes, insurance premiums and repair and replacement costs.

      (2) Includes $1.5 million invested in a general partnership that owns an office building, and $6.0 million invested in a limited liability company that owns an office building. Also includes escrows totaling $1.4 million at June 30, 2004 which are held for payment of real estate taxes, insurance premiums, repair and replacement costs, tenant improvements and leasing commissions.

      (3) Includes $3.2 million invested in a limited liability company that owns a retail center. Also includes escrows totaling $225,000 at June 30, 2004 which are held for payment of real estate taxes, insurance premiums, repair and replacement costs, tenant improvements and leasing commissions.

      Long-term debt secured by real estate owned by the Company arises when the Company borrows money secured by real estate owned by a consolidated subsidiary of the Company or by an entity in which the Company holds an unconsolidated equity interest. As of June 30, 2004, long-term debt secured by real

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

      estate owned by the Company consisted of the following:

Loan payable, secured by real estate, monthly installments of $8,008, including interest at
  7.33%, remaining principal due August 1, 2008.                                                    $      996,164

Loan payable, secured by real estate, monthly installments of $288,314,including interest at
  6.85%, remaining principal due August 1, 2008.                                                        41,123,634

Loan payable, secured by real estate, monthly installments of $37,697, including interest at
  7.27%, remaining principal due January 1, 2010.                                                        5,248,132

Loan payable, secured by real estate, monthly installments of $47,720, including interest at
  5.73%, remaining principal due November 1, 2012.                                                       7,383,134

Loan payable, secured by real estate, monthly installments of $72,005, including interest at
  7.55%, remaining principal due December 1, 2008                                                        9,188,988
                                                                                                    --------------
                                                                                                    $   63,940,052
                                                                                                    ==============

      As of June 30, 2004, the amount of long-term debt secured by real estate owned by the Company that matures over the remainder of 2004, over the next four years and the aggregate indebtedness maturing thereafter, is as follows:

2004                                                           $     507,984
2005                                                               1,079,793
2006                                                               1,156,961
2007                                                               1,239,675
2008                                                              40,155,934
Thereafter                                                        19,799,705
                                                               -------------
                                                               $  63,940,052
                                                               =============

      Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Unamortized fees as of June 30, 2004 were $624,000. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's real estate investments for the three months ended June 30, 2004 was $844,000.

NOTE 6 - LINES OF CREDIT

      At June 30, 2004, the Company had four lines of credit, two of which have $30.0 million of maximum possible borrowings, one of which has $25.0 million of maximum possible borrowings and a fourth of which has $10.0 million of maximum permissible borrowings. The aggregate amount of indebtedness outstanding under these lines of credit was $30.5 million at June 30, 2004. As of June 30, 2004, $122.3 million in principal amount of the Company's loans were pledged as collateral for amounts outstanding under these lines of credit. The following is a description of the Company's lines of credit at June 30, 2004:

      At June 30, 2004, the Company had $0 outstanding under the first of the Company's two $30.0 million lines of credit. This line of credit bears interest at either: (a) the 30-day London interbank offered rate, or LIBOR, plus 2.5%, or
(b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. The minimum interest rate is 4.0%. The current interest rate is 4.0%. Absent any renewal, the line of credit will terminate in October 2005 and any principal then outstanding must be paid by October 2006. The lender has the right to declare any advance due and payable in full two years after the date of the advance.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

      At June 30, 2004, the Company had $4.0 million outstanding under the second of the Company's two $30.0 million lines of credit. During June 2004, the Company amended the terms of this line of credit to increase the maximum amount available to borrow from $20.0 million to $30.0 million. This line of credit bears interest at the prime rate as published in the "Money Rates" section of The Wall Street Journal. The current interest rate is 4.25%. This line of credit has a current term running through April 2005 with annual one-year extension options and an 11-month non-renewal notice requirement. Approximately $442,000 of availability under this line of credit is reserved in the event we are required to make any payments under a letter of credit described in Note 8 below.

      At June 30, 2004, the Company had $19.0 million outstanding under the Company's $25.0 million line of credit. This line of credit bears interest, at the Company's election, at either: (a) one, two or three month LIBOR, plus 2.25% or (b) a daily base rate equal to the higher of (i) the bank's announced prime rate plus 1% or (ii) the federal funds rate, as published by the Federal Reserve Bank of New York, plus 2%. The current interest rate is 3.625%. Absent any renewal, this line of credit will terminate in February 2006 and any principal then outstanding must be repaid at that time.

      At June 30, 2004, the Company had $7.5 million outstanding under the Company's $10.0 million line of credit. This line of credit bears interest at either: (a) three month LIBOR plus 3.0% or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. The current interest rate is 4.6%. Absent any renewal, this line will terminate in July 2005 and any principal then outstanding must be repaid by July 2009.

NOTE 7 - TRANSACTIONS WITH AFFILIATES

      Resource America, Inc. ("Resource America) was the sponsor of the Company. Resource America had the right to nominate one person for election to the Board of Trustees of the Company until its ownership of the outstanding Common Shares fell below 5%, which occurred in June 2003. The Chairman and Chief Executive Officer of the Company, Betsy Z. Cohen, is (i) the spouse of Edward E. Cohen, the Chairman of the Board of Resource America, and (ii) the parent of Jonathan
Z. Cohen, the Chief Executive Officer, President and a director of Resource America. Jonathan Cohen is also the Vice-Chairman, a Trustee and the Secretary of the Company and served as Resource America's nominee to the Board of Trustees of the Company. The President and Chief Operating Officer of the Company, Scott
F. Schaeffer, was, until October 2002, a director of Resource America.

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

      Brandywine Construction & Management, Inc. ("Brandywine"), is an affiliate of the spouse of Betsy Z. Cohen, the Chairman and Chief Executive Officer of the Company. Brandywine provided real estate management services to five properties underlying the Company's investments in real estate at June 30, 2004. Management fees in the amount of $206,000 and $442,000 were paid to Brandywine for the three and six months ended June 30, 2004, respectively, for real estate management services. The Company believes that the management fees charged by Brandywine are comparable to those that could be obtained

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

from unaffiliated third parties. The Company continues to use Brandywine to provide real estate management services to properties underlying the Company's investments.

      Betsy Z. Cohen has been the Chairman of the Board of The Bancorp Bank ("Bancorp"), a commercial bank, since November 2003 and a director of The Bancorp, Inc. ("Bancorp Inc."), a registered bank holding company that owns an interest of approximately 33% in Bancorp, since September 2000 and the Chief Executive Officer of both Bancorp and Bancorp Inc. since September 2000. Daniel
G. Cohen, Mrs. Cohen's son, (a) has been the Vice-Chairman of the Board of Bancorp since November 2003, was the Chairman of the Board of Bancorp before November 2003 and has been Chairman of the Executive Committee of Bancorp since 1999 and (b) has been the Chairman of the Board of Bancorp Inc. and Chairman of the Executive Committee of Bancorp Inc. since 1999. The Company maintains most of its checking and demand deposit accounts at Bancorp. Bancorp and Bancorp, Inc. are contemplating a reorganization and merger whereby Bancorp will become a wholly-owned subsidiary of Bancorp, Inc. and the shareholders of Bancorp will become shareholders of Bancorp, Inc. As of June 30, 2004, the Company had approximately $32.2 million on deposit, of which approximately $32.1 million is over the FDIC insurance limit. The Company pays a fee of $5,000 per month to Bancorp for information system technical support services. The Company paid $15,000 and $30,000 for these services for the three and six months ended June 30, 2004, respectively.

      The Company subleases a portion of its downtown Philadelphia office space under an operating lease with Bancorp Inc. The Company's annual rental is an apportionment of the rental paid by Bancorp Inc. based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Bancorp Inc. was approximately $62,000 and $124,000 for the three and six months ended June 30, 2004, respectively.

The Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease with The Richardson Group, Inc. ("Richardson") whose Chairman is Jonathan Z. Cohen, the Vice-Chairman, a Trustee and Secretary of the Company, and a son of the Chairman and Chief Executive Officer of the Company. The Senior Vice President and Chief Operating Officer of Richardson is the spouse of Ellen J. DiStefano, the Executive Vice President and Chief Financial Officer of the Company. The Company's annual rental is an apportionment of the rental paid by Richardson based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Richardson was approximately $14,000 and $28,000 for the three and six months ended June 30, 2004, respectively.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      At June 30, 2004, the Company has outstanding two letters of credit totaling $2.4 million as follows:

      On February 20, 2003, a $1.0 million letter of credit was posted in connection with the Company's sale of a property interest to support the Company's guaranteed rate of return to the buyer of up to a maximum of $800,000 over a three-year period and capital improvements of $200,000. In November 2003 the letter of credit was reduced to approximately $442,000 when the Company funded $489,000 of the guaranteed return and $69,000 of capital improvements. $442,000 of availability under the second of the Company's two $30.0 million lines of credit described in Note 6 above is reserved in the event the Company is required

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

to make additional payments under this letter of credit. As of July 28, 2004, the Company had funded an additional $311,000 of the guaranteed return and $67,000 of capital improvements, thus reducing the letter of credit requirement to $64,000.

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

NOTE 9 - SHAREHOLDERS' EQUITY

      On June 25, 2004, the Company issued 2.0 million common shares in a public offering at an offering price of $24.25 per share. After offering costs, including the underwriter's discount and expenses of approximately $2.3 million, the Company received approximately $46.2 million of net proceeds. On July 6, 2004, the Company issued an additional 300,000 common shares pursuant to the underwriter's exercise of its over-allotment option. The exercise price was $24.25 per share, resulting in receipt by the Company of net proceeds of approximately $6.9 million.

      On March 19, 2004, the Company issued 2.4 million Series A Preferred Shares in a public offering at an offering price of $25.00 per share with respect to 2,350,150 shares and $24.50 with respect to 49,850 shares sold to certain of the Company's Trustees, officers and employees, together with their relatives and friends. After offering costs, including the underwriter's discount, and expenses of approximately $2.0 million, the Company received approximately $58.0 million of net proceeds. On April 6, 2004, the Company issued an additional 360,000 Series A Preferred Shares pursuant to the underwriter's exercise of its over-allotment option. The exercise price was $25.00 per share, resulting in receipt by the Company of net proceeds of approximately $8.7 million.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)



NOTE 10 - EARNINGS PER SHARE

      The Company's calculation of earnings per share for the three and six months ended June 30, 2004 and 2003 in accordance with SFAS No. 128 is as follows:

                                         THREE MONTHS ENDED JUNE 30, 2004               SIX MONTHS ENDED JUNE 30, 2004
                                  -----------------------------------------------   --------------------------------------
                                     INCOME             SHARES        PER SHARE       INCOME          SHARES     PER SHARE
                                   (NUMERATOR)      (DENOMINATOR)       AMOUNT      (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                  -------------     -------------   -------------   ------------  -------------  ---------
Basic earnings per share
  Net income available to
   common shareholders            $  14,473,184        23,328,323   $        0.62   $ 28,443,701     23,268,603  $    1.22

Effect of dilutive securities
  Options                                    --           165,170              --             --        180,213       (.01)
  Phantom Shares                              -             1,829              --              -          1,276         --
                                  -------------     -------------   -------------   ------------  -------------  ---------
Net income available to common
  shareholders
  plus assumed conversions        $  14,473,184        23,495,322   $        0.62   $ 28,443,701     23,450,092  $    1.21
                                  =============     =============   =============   ============  =============  =========

                                         THREE MONTHS ENDED JUNE 30, 2003               SIX MONTHS ENDED JUNE 30, 2003
                                  -----------------------------------------------   --------------------------------------
                                     INCOME             SHARES        PER SHARE       INCOME          SHARES     PER SHARE
                                   (NUMERATOR)      (DENOMINATOR)       AMOUNT      (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                  -------------     -------------   -------------   ------------  -------------  ---------
Basic earnings per share
  Net income available to
   common shareholders            $   8,327,082        20,845,820   $        0.40   $ 20,748,408     20,410,801  $    1.02
Effect of dilutive securities
    Options                                  --           167,150              --             --        152,495       (.01)
                                  -------------     -------------   -------------   ------------  -------------  ---------
Net income available to common
    shareholders plus assumed
    conversions                   $   8,327,082        21,012,970   $        0.40   $ 20,748,408     20,563,296  $    1.01
                                  =============     =============   =============   ============  =============  =========

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

      On March 23, 2004 the Board of Trustees of the Company declared a cash dividend of $0.60 per common share payable on April 15, 2004 to shareholders of record on April 5, 2004. On June 10, 2004 the Board of Trustees of the Company declared a cash dividend of $0.60 per common share payable on July 15, 2004 to shareholders of record on June 21, 2004. Total dividends declared by the Company on the common shares aggregated $13.9 million and $27.9 million for the three and six months ended June 30, 2004, respectively.

      On March 18, 2004 the Board of Trustees of the Company declared a pro-rated cash dividend on the Series A Preferred Shares aggregating $150,000 for the period from March 19, 2004 (date of issuance) through March 31, 2004 payable on March 31, 2004 to shareholders of record on March 24, 2004. On April 27, 2004, the Board of Trustees of the Company declared a cash dividend on the Series A Preferred Shares for the three months ended June 30, 2004 aggregating $1.3 million payable on June 30, 2004 to holders of record on June 1, 2004. On July 27, 2004, the Board of Trustees of the Company declared a cash dividend on the Series A Preferred Shares for the three months ended September 30, 2004 aggregating $1.3 million payable on September 30, 2004 to holders of record on September 1, 2004. As of July 28, 2004, there are no dividend arrearages on the Series A Preferred Shares.

      Holders of Series A Preferred Shares are entitled to receive, when and as declared by the Board of Trustees, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 7.75% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $1.9375 per share. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the Series A Preferred Shares for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Board of Trustees of the Company for the payment of dividends that is not more than 30 nor less than ten days prior to the dividend payment date.

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Board of Trustees and Shareholders
RAIT Investment Trust

      We have reviewed the accompanying consolidated balance sheet of RAIT Investment Trust and Subsidiaries as of June 30, 2004 and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, Pennsylvania
July 30, 2004

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

      During the three and six months ended June 30, 2004 we achieved significant growth in our revenues, net income and total assets as compared to the three and six months ended June 30, 2003. Our revenues grew 69.3% and 35.2% to $25.9 million and $48.6 million for the three and six months ended June 30, 2004, respectively, from the corresponding periods in 2003, while our net income available to common shareholders increased 73.8% and 37.1% to $14.5 million and $28.4 million for the three and six months ended June 30, 2004, respectively, from the corresponding periods in 2003. Total assets grew 36.9% to $661.7 million at June 30, 2004 from $483.2 million at June 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

      The principal sources of our liquidity and capital resources from our commencement in January 1998 through July 30, 2004 were our public offerings of common shares and 7.75% Series A cumulative redeemable preferred shares. After offering costs and underwriting discounts and commissions, these offerings have allowed us to obtain net offering proceeds of $477.2 million.

      We issued 2,760,000 Series A preferred shares in March and April 2004 for net proceeds of $66.6 million. Our Series A preferred shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears on the last calendar day of each March, June, September and December or, if not a business day, the next succeeding business day. The Series A preferred shares have no maturity date and we are not required to redeem the Series A preferred shares at any time. We may not redeem the Series A preferred shares before March 19, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after March 19, 2009, we may, at our option, redeem the Series A preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

      In March 2003, we filed a shelf registration statement to allow us to sell any combination of our common or preferred shares, warrants for our preferred or common shares or one or more series of debt securities up to a total amount of $300.0 million, of which $122.9 million remains available.

      We also maintain liquidity through the lines of credit we have established with four different lending institutions, as described below:

      At June 30, 2004 and July 28, 2004, we had $30 million and $15.0 million, respectively, of availability under the first of our two $30.0 million lines of credit. This line of credit bears interest at either 30-day London interbank offered rate, or LIBOR, plus 2.5% or the prime rate as published in the "Money Rates" section of The Wall Street Journal, at our election. The minimum interest rate is 4.0%. The current interest rate is 4.0%. Absent any renewal, the line of credit will terminate in October 2005 and any principal then outstanding must be repaid by October 2006. The lender has the right to declare any advance due and payable in full two years after the date of the advance.

      At both June 30, 2004 and July 28, 2004, we had $25.6 million of availability under the second of our $30.0 million lines of credit. During June 2004, we amended the terms of this line of credit to increase the maximum amount available to borrow from $20.0 million to $30.0 million. This line of credit bears interest at the prime rate as published in the "Money Rates" section of The Wall Street Journal. The current interest rate is 4.25%. This line of credit has a current term running through April 2005 with annual one-year extension options at the lender's option and an 11-month non-renewal notice requirement. Approximately $64,000 of availability under this line of credit is reserved in the event we are required to make any payments under a letter of credit described in Note 8 to our financial statements, Item 1 of this quarterly report on Form 10-Q.

      At both June 30, 2004 and July 28, 2004, we had $6.0 million of availability under our $25.0 million line of credit. This line of credit bears interest at either, at our election, (a) one, two or three month LIBOR, plus 2.25% or (b) a daily base rate equal to the higher of (i) the bank's announced prime rate plus 1% or (ii) the federal funds rate, as published by the Federal Reserve Bank of New York, plus 2%. The current interest rate is 3.625%. Absent any renewal, this line of credit will terminate in February 2006 and any principal then outstanding must be repaid at that time.

      At both June 30, 2004 and July 28, 2004, we had $2.5 million of availability under our $10.0 million line of credit. This line of credit bears interest either at three month LIBOR plus 3.0% or at the prime rate as published in the "Money Rates" section of The Wall Street Journal, at our election. The current interest rate is 4.6%. Absent any renewal, this line will terminate in July 2005 and any principal then outstanding must be repaid by July 2009.

      Our other sources of liquidity and capital resources include principal payments on, refinancings of, and sales of senior participations in loans in our portfolio as well as refinancings and the proceeds of sales and other dispositions of our interests in real estate. These resources aggregated $35.8 million and $88.2 million for the three and six months ended June 30, 2004, respectively, and $71.8 million and $90.0 million for the three and six months ended June 30, 2003, respectively.

      We also receive funds from a combination of interest and fees on our loans, rents and income from our interests in real estate, gains on sales of loans and interests in real estate and consulting fees. As required by the Internal Revenue Code, we use this income, to the extent of not less than 90% of our taxable income, to pay distributions to our common shareholders. For the three and six months ended June 30, 2004, we declared dividends on our common shares of $13.9 million and $27.9 million, respectively, of which $13.8 million and $27.7 million, respectively, was in cash and $85,200 and $169,900, respectively, was in additional common shares issued through our dividend reinvestment plan. For the three and six months ended June 30, 2003, we declared dividends on our common shares of $12.9 million and $25.8 million, respectively, of which $13.8 million and $12.8 million, respectively, was in cash and $84,700 and $64,200, respectively, was in additional common shares issued through our dividend reinvestment plan.

      We use our capital resources principally for originating and purchasing loans and acquiring interests in real estate. For the three months and six months ended June 30, 2004, we originated or purchased ten loans and 18 loans in the aggregate amount of $78.9 million and $159.2 million, respectively, as compared to eight loans and thirteen loans in the aggregate amount of $74.8 million and $115.6 million for the three and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2004, we acquired one interest and two interests in real estate totaling $6.0 million and $12.0 million, respectively, as compared to two and three interests in real estate in the aggregate amount of $10.5 million and $11.0 million for the three and six months ended June 30, 2003, respectively.

      At June 30, 2004, we had approximately $51.2 million of cash on hand. These funds, combined with $6.9 million of net proceeds from the exercise in July 2004 of the over allotment option relating to our public offering of common shares, and $15.0 million drawn on one of our two $30.0 million lines of credit, provided for $60.2 million of new loan originations from July 1 through July 28, 2004. We also used our cash on hand to pay our $13.9 million second quarter dividend on our common shares. We anticipate utilizing the loan repayments of $24.4 million that we received from July 1 through July 28, 2004, combined with the $49.1 million of availability on our lines of credit, primarily for the origination of additional investments in the balance of the third quarter of 2004.

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

      The following schedule summarizes our currently anticipated contractual obligations and commercial commitments as of June 30, 2004:

                                                                PAYMENTS DUE BY PERIOD
                                       -------------------------------------------------------------------------
CONTRACTUAL                              LESS THAN     ONE TO THREE    FOUR TO FIVE    AFTER FIVE
OBLIGATIONS                              ONE YEAR         YEARS           YEARS           YEARS        TOTAL
-----------                            ------------    ------------    ------------    -----------  ------------
Operating leases                       $    314,850    $   640,229     $    646,986    $   377,409  $  1,979,474
Secured lines of credit                           -     23,000,000        7,500,000              -    30,500,000
Indebtedness secured by real estate
  (1)                                     5,595,410     42,566,856       51,370,627     19,799,709   119,332,602
Deferred compensation                             -        876,335                -              -       876,335
                                       ------------    -----------     ------------    -----------  ------------
Total                                  $  5,910,260    $67,083,420     $ 59,517,613    $20,177,118  $152,688,411
                                       ============    ===========     ============    ===========  ============

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

      Refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of our critical accounting policies. During the six months ended June 30, 2004, there were no material changes to these policies, except for the updates described below.

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

      In adopting FIN 46 and FIN 46(R), we have evaluated our various variable interests to determine whether they are in variable interest entities. These variable interests are primarily subordinated financings in the form of mezzanine loans or preferred equity investments. We have identified 21 variable interests totaling $102.9 million that we hold as of June 30, 2004. For these variable interests we have determined that we are not the primary beneficiary and such variable interest entities should not be consolidated in our financial statements.

      Allowance for Loan Losses. We have a reserve for loan losses of $226,000. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with our policy, we determined that this reserve was adequate as of June 30, 2004 based upon our credit analysis of each of the loans in our portfolio. If that analysis were to change, we may be required to increase our reserve, and such an increase, depending upon the particular circumstances, could be substantial. Any increase in reserves will constitute a charge against income. We will continue to analyze the adequacy of this reserve on a quarterly basis. During the six months ended June 30, 2004, the loans in our portfolio performed in accordance with their terms and were current as to payments.

RESULTS OF OPERATIONS

         Interest Income. Our interest income was $15.1 million for the three months ended June 30, 2004 compared to $8.5 million for the three months ended June 30, 2003. The $6.6 million increase was primarily due to an additional $10.1 million of interest accruing in the three months ended June 30, 2004 on 36 loans totaling $291.5 million originated between April 1, 2003 and June 30, 2004, partially offset by a $3.2 million reduction of interest due to the repayment of 18 loans totaling $120.2 million during the same period.

         Included in the additional $10.1 million in interest income discussed above is $3.7 million of accretable yield relating to the purchase, in June 2003, of a loan with a face value in excess of $40.0 million, secured by a property with an appraised value also in excess of $40.0 million, for a cost of approximately $26.8 million. Certain of our loans have expected future cash flows in excess of the scheduled, contractual interest and principal payments reflected in the loan documents. We recognize this excess, or "accretable yield" over the remaining life of the loan, such that the return yielded by the loan remains at a constant level for its remaining life. The loan matures in September 2004, thus the large accretable yield must be recognized over the 15-month period between loan purchase and loan maturity.

         Our interest income was $28.5 million for the six months ended June 30, 2004 compared to $17.0 million for the six months ended June 30, 2003. The $11.5 million increase was primarily due to an additional $18.5 million of interest accruing in the six months ended June 30, 2004 on 39 loans totaling $293.6 million that were purchased or originated between January 1, 2003 and June 30, 2004, partially offset by a $7.0 million reduction of interest due to the repayment of 27 loans during the same period totaling $176.9 million.

         Included in the additional $18.5 million in interest income discussed above is $7.7 million of accretable yield relating to the loan purchased in June 2003 that we discussed in relation to the increase in interest income from the quarter ended June 30, 2003 to the corresponding period in 2004.

         Rental Income. Our rental income increased $1.2 million and $400,000 to $6.6 million and $12.7 million for the three and six months ending June 30, 2004, respectively, from the corresponding periods in 2003. The most significant portion of the increases resulted from our acquisition of a retail property in July 2003. However, for the six month periods ending June 30, 2004 and 2003, the positive effect of this acquisition was partially offset by the sale of a multi-family property in March 2003.

         Fee Income and Other. We earned fee and other income of $579,000 for the three months ended June 30, 2004 as compared to $943,000 earned in the three months ended June 30, 2003. Included in fee and other income for the three months ended June 30, 2004 and 2003 were revenues of $413,000 and $909,000, respectively, from RAIT Capital Corp. We earned fee and other income of $3.1 million for the six months ended June 30, 2004 as compared to $1.5 million for the six months ended June 30, 2003. Included in fee and other income for the six months ending June 30, 2004 and 2003 were revenues of $1.3 million and $1.4 million, respectively, from RAIT Capital Corp. Also included in fee and other income for the six months ended June 30, 2004 were consulting fees of $1.4 million while there were no consulting fees earned in the first six months of 2003. Fee and other income is usually negotiated on a transaction by transaction basis and, as a result, the sources and amounts for any particular period are not generally indicative of future sources and amounts.

         Investment Income. We received investment income of $1.1 million for the three months ended June 30, 2004, compared to $449,000 for the three months ended June 30, 2003. We derive our investment income from three primary sources:

         -        return on unconsolidated investments in real estate

         - appreciation interests in the cash flow, assets or both, underlying our loans, and

         -        interest earned on cash held in bank accounts.

         Approximately $616,000 of the $675,000 increase in investment income from the three months ended June 30, 2003 to the three months ended June 30, 2004 related to our six unconsolidated investments in real estate generating $978,000 of investment income for the three months ended June 30, 2004 as compared to four unconsolidated investments in real estate generating $361,000 of investment income during the three months ended June 30, 2003. Cash held in bank accounts generated investment income of $134,000 for the three months ended June 30, 2004, compared to $74,000 for the three months ended June 30, 2003. Most of this investment income was generated from our bank accounts with The Bancorp Bank. Our relationship with The Bancorp Bank is described in Note 7 to our financial statements, Item 1 of this quarterly report on Form 10-Q.

         We received investment income of $2.0 million for the six months ended June 30, 2004 compared to $2.8 million for the six months ended June 30, 2003. The decrease of $850,000 in investment income from the six months ended June 30, 2003 to the corresponding period in 2004 was primarily due to the recognition in 2003 of $1.1 million relating to our appreciation interests. Except as described below in "Gain on Sale of Property Interest", we did not recognize any income relating to our appreciation interests in the six months ended June 30, 2004. The decrease in investment income relating to our appreciation interests was partially offset by an increase of $167,000 related to our seven unconsolidated investments in real estate generating $1.7 million of investment income for the six months ended June 30, 2004 as compared to five unconsolidated investments in real estate generating $1.5 million of investment income during the six months ended June 30, 2003.

         Gain On Sale of Property Interest. In June 2004 we recognized $2.4 million relating to our appreciation interest in one of our investments. Because we had a controlling interest in the entity that owned the real estate, we accounted for our equity interest on a consolidated basis. Accordingly, when our appreciation interest was realized (with the economic intent of generating additional interest income), the generally accepted accounting policy was to recognize this income as gain on sale of property interest. As of June 30, 2004 we restructured this investment into a mezzanine loan, and are no longer accounting for it on a consolidated basis.

         In March 2003, we sold a 40% limited partnership interest and sole general partnership interest in a limited partnership that owns a property to an unrelated party. We retained an 11% limited partnership interest. The partnership interests we sold had a negative book value of $1.4 million. The buyer paid $900,000 and we recognized a gain of $2.3 million.

      Interest Expense. Interest expense was $2.6 million for the three months ended June 30, 2004 as compared to $1.7 million for the three months ended June 30, 2003. The $901,000 increase was attributable to two items:

      - $473,000 increase due to an average outstanding balance of $43.0 million on our lines of credit during the three months ended June 30, 2004 compared to an average outstanding balance of $21.0 million during the three months ended June 30, 2003.

      - $352,000 increase due to an additional $39.3 million of senior indebtedness relating to loans booked between April 1, 2003 and June 30, 2004.

      Interest expense was $5.1 million for the six months ended June 30, 2004 as compared to $3.9 million for the six months ended June 30, 2003. The $1.1 million increase was attributable to two items:

      - $627,000 increase due to an average outstanding balance of $36.5 million on our lines of credit during the six months ended June 30, 2004 compared to an average outstanding balance of $24.1 million during the six months ended June 30, 2003.

      - $471,000 net increase due to an additional $27.6 million net of senior indebtedness relating to loans booked between January 1, 2003 and June 30, 2004.

      Interest expense consists of interest payments made on senior indebtedness on properties underlying our loans and interests in real estate, and interest payments made on our lines of credit.

      Property Operating Expenses; Depreciation and Amortization. Property operating expenses were $3.4 million and $6.4 million for the three and six months ended June 30, 2004, respectively, compared to $2.8 million and $6.6 million for the three and six months ended June 30, 2003, respectively. Depreciation and amortization was $915,000 and $1.9 million for the three and six months ended June 30, 2004, respectively, as compared to $827,000 and $1.8 million for the three and six months ended June 30, 2003, respectively. The slight increases in property operating expenses, depreciation and amortization from the three months ended June 30, 2003 to the three months ended June 30, 2004 were due to the acquisition of a retail property interest in July 2003. The changes in property operating expenses, depreciation and amortization from the six months ended June 30, 2003 to the six months ended June 30, 2004 were also attributable to this acquisition, however its effect on these expenses was partially offset by the sale of a multi-family property interest in March 2003.

      Included in property operating expenses are management fees paid to Brandywine Construction & Management, Inc., an affiliate of the spouse of our chairman and chief executive officer, for providing real estate management services for the real estate underlying our interests in real estate. Brandywine provided real estate management services to five and five properties underlying our investments in real estate at June 30, 2004 and 2003, respectively. We paid management fees of $206,000 and $442,000 to Brandywine for the three and six months ended June 30, 2004, respectively, as compared to $77,000 and $247,000 for the three and six months ended June 30, 2003, respectively. In addition, at June 30, 2004 and 2003, Brandywine provided real estate management services for real estate underlying eight and ten, respectively, of our investments in real estate whose operations are not included in our consolidated financial statements. We anticipate that we will continue to use Brandywine to provide real estate management services.

      Salaries and Related Benefits; General and Administrative Expense. Salaries and related benefits were $1.4 million and $2.5 million for the three and six months ended June 30, 2004, respectively, as compared to $918,000 and $1.6 million for the three and six months ended June 30, 2003, respectively. General and administrative expenses were $1.8 million and $2.7 million for the three and six months ended June 30, 2004, respectively, as compared to $778,000 and $1.3 million for the three and six months ended June 30, 2003, respectively. The increases in salaries and related benefits and in general and administrative expenses were due to:

         - increased personnel and occupancy expenses which reflect the expansion of our staff to support the increased size of our portfolio, due to the significant infusion of new capital, primarily from our public offerings,

         - increased compliance costs relating to new regulatory requirements and

         - increased costs for directors' and officers' liability insurance.

      Included in general and administrative expense is rental expense relating to our downtown Philadelphia office space. We sublease these offices pursuant to two operating leases that provide for annual rentals based upon the amount of square footage we occupy. The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with The Bancorp, Inc. We paid rent to Bancorp in the amount of $62,000 and $124,000 for the three and six months ended June 30, 2004, respectively, as compared to $61,000 and $122,000 for the three and six months ended June 30, 2003, respectively. The other sublease is with The Richardson Group, Inc. We paid rent to Richardson in the amount of $14,000 and $28,000 for the three and six months ended June 30, 2004, respectively, as compared to $13,000 and $27,000 for the three and six months ended June 30, 2003, respectively. Also included in general and administrative expenses is $15,000 and $30,000 that we paid in both the three and six months ended June 30, 2004 and 2003, respectively, to Bancorp for technical support services provided to us. Our relationships with Bancorp and Richardson are described in Note 7 to our financial statements, Item 1 of this quarterly report on Form 10-Q.

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

      There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At our Annual Meeting of Shareholders held on May 10, 2004, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 5, 2004, the voting results were as follows:

(a) Each of the following nominees was elected to the Board of Trustees as follows:

                                        VOTES         VOTES
                        VOTES FOR      WITHHELD     ABSTAINED     UNVOTED
                       ----------      -------      ---------     -------
Betsy Z. Cohen         22,047,688       264,735             0           0
Edward S. Brown        22,198,378       114,046             0           0
Jonathan Z. Cohen      22,167,386       145,038             0           0
S. Kristin Kim         22,197,101       115,323             0           0
Arthur Makadon         21,543,477       768,947             0           0
Joel R. Mesznik        22,197,813       114,610             0           0
Daniel Promislo        22,197,802       114,622             0           0

(b) The ratification of the selection of Grant Thornton LLP as our independent public accountants for the fiscal year ending December 31, 2004 was approved as follows:

                   VOTES          VOTES
 VOTES FOR       WITHHELD       ABSTAINED       UNVOTED
----------       --------       ---------       -------
22,136,884        119,628          55,907             6


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      The Exhibits furnished as part of this Quarterly Report on Form 10-Q are identified in the Exhibit Index immediately following the signature page of this Report. Such Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K

      We filed three reports on Form 8-K during the three months ended June 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RAIT INVESTMENT TRUST
                                       (Registrant)

July 30, 2004                          /s/ Ellen J. DiStefano
----------------------                 -----------------------------------------
DATE                                   Ellen J. DiStefano
                                       Chief Financial Officer
                                       (On behalf of the registrant and as its
                                       principal financial officer)

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                                                    DESCRIPTION
---------        ----------------------------------------------------------------------------------------------------------
3.1.1 (1)        Amended and Restated Declaration of Trust.
3.1.2 (2)        Articles of Amendment of Amended and Restated Declaration of Trust.
3.1.3 (3)        Articles of Amendment of Amended and Restated Declaration of Trust.
3.1.4 (4)        Certificate of Correction to the Amended and Restated Declaration of Trust.
3.1.5 (5)        Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial
                 Interest(the "Series A Articles Supplementary").
3.1.6 (5)        Certificate of Correction to the Series A Articles Supplementary.
3.2.1 (1)        Bylaws, as amended.
4.1 (3)          Form of Certificate for Common Shares of Beneficial Interest.
4.2 (6)          Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest.
10.1             RAIT Investment Trust Phantom Share Plan (As Amended and Restated, Effective July 20, 2004).
15.1             Awareness Letter from Independent Accountants.
31.1             Rule 13a-14(a) Certification by the Chief Executive Office of RAIT Investment Trust.
31.2             Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT Investment Trust.
32.1             Section 1350 Certification by the Chief Executive Officer of RAIT Investment Trust.
32.2             Section 1350 Certification by the Chief Financial Officer of RAIT Investment Trust.

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