Form 10-Q
period 2004-09-30
RAIT INVESTMENT TRUST
filed 2004-11-02
CIK 1045425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 or
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _______________

                         Commission file number: 1-14760

                              RAIT INVESTMENT TRUST
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MARYLAND                                           23-2919819
-------------------------------                    -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                           c/o RAIT PARTNERSHIP, L.P.
             1818 MARKET STREET, 28TH FLOOR, PHILADELPHIA, PA 19103
            ---------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

As of October 28, 2004, 25,532,711 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                                                       PAGE
                                                                                                                       ----
                                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                                                             3
     Consolidated Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003                                 3
     Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2004 and 2003       4
     Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2004 and 2003             5
     Notes to Consolidated Financial Statements - September 30, 2004 (unaudited)                                         6
     Report of Independent Registered Public Accountants                                                                18
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                                                                               19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                      26
ITEM 4. CONTROLS AND PROCEDURES                                                                                         26

                                            PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                                               27
ITEM 6. EXHIBITS                                                                                                        27
SIGNATURES                                                                                                              28
EXHIBIT INDEX                                                                                                           29

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30, 2004
                                                                                    (Unaudited)        December 31, 2003
                                                                                ------------------     -----------------
ASSETS
Cash and cash equivalents                                                          $  12,738,420        $  14,758,876
Restricted cash                                                                       21,891,863            7,660,835
Tenant escrows                                                                           211,163              204,772
Accrued interest receivable                                                           11,154,437           12,731,283
Investments in real estate loans, net                                                469,436,972          344,499,320
Investments in real estate, net                                                      156,608,350          137,540,199
Furniture, fixtures and equipment, net                                                   663,877              621,501
Prepaid expenses and other assets                                                      8,039,178           15,650,821
Goodwill, net                                                                            887,143              887,143
                                                                                   -------------        -------------
   Total assets                                                                    $ 681,631,403        $ 534,554,750
                                                                                   =============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities                                           $   2,249,776        $     875,712
Accrued interest payable                                                                 407,155              518,527
Tenant security deposits                                                                 323,412              446,248
Borrowers' escrows                                                                    19,837,901           11,118,564
Dividends payable                                                                     15,317,506                    -
Senior indebtedness relating to loans                                                 52,349,308           55,376,280
Long-term debt secured by real estate owned                                           63,686,806           75,705,723
Secured lines of credit                                                               41,500,000           23,903,760
                                                                                   -------------        -------------
   Total liabilities                                                               $ 195,671,864        $ 167,944,814
Minority interest                                                                        465,482            3,208,436
Shareholders' equity:
Preferred shares, $.01 par value; 25,000,000 shares authorized; 7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per
     share; 2,760,000 and no shares, respectively, issued and outstanding                 27,600                    -
Common shares, $.01 par value; 200,000,000 shares authorized; 25,529,342 and
   23,207,298 shares, respectively, issued and outstanding                               255,293              232,072
Additional paid-in-capital                                                           485,433,589          365,349,647
Retained earnings                                                                      1,018,669             (453,000)
Loans for stock options exercised                                                       (508,618)            (776,349)
Deferred compensation                                                                   (732,476)            (950,870)
                                                                                   -------------        -------------
   Total shareholders' equity                                                        485,494,057          363,401,500
                                                                                   -------------        -------------
   Total liabilities and shareholders' equity                                      $ 681,631,403        $ 534,554,750
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

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               For the three months ended       For the nine months ended
                                                       September 30,                    September 30,
                                               ---------------------------     ----------------------------
                                                  2004          2003               2004            2003
                                               -----------    ------------     ------------     -----------
REVENUES
Interest income                                $15,064,880    $ 10,608,732     $ 43,524,748     $27,628,526
Rental income                                    7,426,344       6,114,316       20,134,696      18,386,731
Fee income and other                             2,157,903       1,892,902        5,224,530       3,368,510
Investment income                                1,240,616       2,570,296        3,196,003       5,375,851
Gain on sale of property interests                      --              --        2,402,639       2,372,220
                                               -----------    ------------     ------------     -----------
Total revenues                                 $25,889,743    $ 21,186,246     $ 74,482,616     $57,131,838
                                               -----------    ------------     ------------     -----------
COSTS AND EXPENSES
Interest                                         2,266,206       2,442,796        7,325,645       6,353,229
Property operating expenses                      3,562,837       3,340,562       10,012,557       9,929,558
Salaries and related benefits                      927,537         940,341        3,473,951       2,562,669
General and administrative                         736,301         636,146        3,463,995       1,964,090
Depreciation and amortization                      853,628         862,626        2,714,428       2,666,815
                                               -----------    ------------     ------------     -----------
Total costs and expenses                         8,346,509       8,222,471       26,990,576      23,476,361
                                               -----------    ------------     ------------     -----------
Net income before minority interest            $17,543,234    $ 12,963,775     $ 47,492,040     $33,655,477
Minority interest                                      554         (28,586)         (17,674)         28,120
                                               -----------    ------------     ------------     -----------
Net income                                     $17,543,788    $ 12,935,189     $ 47,474,366     $33,683,597
                                               -----------    ------------     ------------     -----------
Dividends attributed to preferred shares         1,336,875              --        2,823,750              --
                                               -----------    ------------     ------------     -----------
Net income available to common shareholders    $16,206,913    $ 12,935,189     $ 44,650,616     $33,683,597
                                               ===========    ============     ============     ===========
Net income per common share basic              $      0.64    $       0.62     $       1.86     $      1.64
                                               ===========    ============     ============     ===========
Net income per common share diluted            $      0.63    $       0.62     $       1.84     $      1.63
                                               ===========    ============     ============     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       FOR THE NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         2004             2003
                                                                                     -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $  47,474,366     $ 33,683,597
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest                                                                           17,674          (28,120)
Gain on sale of property interest                                                       (2,402,639)              --
Depreciation and amortization                                                            2,714,428        2,666,815
Accretion of loan discounts                                                             (7,009,863)      (5,375,669)
Deferred compensation                                                                      218,394          175,074
(Increase) decrease in tenant escrows                                                       (6,391)         221,372
Increase in accrued interest receivable                                                 (4,805,049)      (3,547,638)
Decrease (increase) in prepaid expenses and other assets                                 7,015,626       (3,990,718)
Increase in accounts payable and accrued liabilities                                     1,374,064          700,839
Decrease in accrued interest payable                                                      (111,372)         (21,461)
Decrease in tenant security deposits                                                      (122,835)        (208,823)
Decrease in borrowers' escrows and restricted cash                                      (5,511,691)      (8,510,186)
                                                                                     -------------     ------------
Net cash provided by operating activities                                               38,844,712       15,765,082
                                                                                     -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture, fixtures and equipment                                             (147,291)         (95,286)
Real estate loans purchased                                                                     --      (34,843,422)
Real estate loans originated                                                          (303,109,905)     (90,515,411)
Principal repayments from real estate loans                                            158,447,389       66,496,667
Investment in real estate and improvements                                             (14,105,364)     (13,734,752)
Proceeds from disposition of real estate interests                                      14,562,497       11,234,838
                                                                                     -------------     ------------
Net cash used in investing activities                                                 (144,352,674)     (61,457,366)
                                                                                     -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on senior indebtedness                                            (16,026,972)     (10,920,290)
Principal repayments on long-term debt                                                    (799,620)        (680,051)
Principal repayments on notes underlying deferred compensation                             267,731          258,783
Proceeds of senior indebtedness underlying real estate loans                            13,000,000       37,050,000
Advances on secured lines of credit                                                     17,596,240        9,691,523
Issuance of preferred shares, net                                                       66,529,847               --
Payment of preferred dividends                                                          (2,823,750)              --
Payment of common dividends                                                            (27,860,885)     (25,717,815)
Issuance of common shares, net                                                          53,604,915       40,212,111
                                                                                     -------------     ------------
Net cash provided by financing activities                                              103,487,506       49,894,261
                                                                                     -------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 (2,020,456)       4,201,977
                                                                                     -------------     ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       $  14,758,876     $ 19,666,189
                                                                                     -------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  12,738,420     $ 23,868,166
                                                                                     =============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly RAIT Investment Trust's (the "Company") consolidated financial position at September 30, 2004, its results of operations for the three and nine months ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to the consolidated financial statements as of and for the three and nine months ended September 30, 2003 to conform to the presentation for the three and nine months ended September 30, 2004.

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

      At September 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 2004            2003             2004            2003
                                                            --------------   --------------   --------------   --------------
Net income available to common shareholders as reported     $   16,207,000   $   12,935,000   $   44,651,000   $   33,684,000
Less: stock based compensation determined under fair value
 based method for all awards                                       (14,000)          (3,600)         (40,000)         (11,200)
                                                            --------------   --------------   --------------   --------------
Pro forma net income available to common shareholders       $   16,193,000   $   12,931,000   $   44,611,000   $   33,672,800
Net income per share-basic, as reported                     $         0.64   $         0.62   $         1.86   $         1.64
Net income per share-basic, pro forma                       $         0.63   $         0.62   $         1.86   $         1.64
Net income per share-diluted, as reported                   $         0.63   $         0.62   $         1.84   $         1.63
Net income per share-diluted, pro forma                     $         0.63   $         0.62   $         1.84   $         1.63

      The Company granted options to purchase 0 and 18,250 common shares during the three and nine months ended September 30, 2004, respectively. The Company granted options to purchase 0 and 24,850 common shares during the three and nine months ended September 30, 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: dividend yield of 8.3% and 9.6%; expected volatility of 19% and 17%; risk-free interest rate of 4.0% and 4.9% and expected lives of 8.8 and 9.5 years.

      The Company adopted a Phantom Share Plan for Non-Employee Trustees on January 29, 2004. On July 20, 2004, the Company amended this Phantom Share Plan to expand the persons eligible to receive phantom shares to all Trustees and employees and renamed this Plan as the Phantom Share Plan. The Company granted 0 and 1,829 phantom shares during the three and nine months ended September 30, 2004, respectively. On October 8, 2004, the Company granted 183 phantom shares to each of five non-employee Trustees, or 915 phantom shares, in the aggregate. Under current accounting rules, grants under this Plan result in variable accounting, which results in continuing compensation expenses from the date of grant to the date the phantom shares are actually paid to the participant. During the three and nine months ended September 30, 2004, the Company recognized $12,500 and $62,800, respectively, in compensation expenses relating to phantom shares issued under this plan.

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

      In adopting FIN 46 and FIN 46(R), the Company has evaluated its various variable interests to determine whether they are in variable interest entities. These variable interests are primarily subordinated financings in the form of mezzanine loans or preferred equity investments. The Company has identified 18 variable interests totaling $134.5 million that it holds as of September 30, 2004. For one of these variable interests, with a book value of $40.8 million at September 30, 2004, the Company determined that the Company is the primary beneficiary and such variable interest is included in the Company's consolidated financial statements.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


      The variable interest entity consolidated by the Company is the borrower of a first mortgage loan secured by a 594,000 square foot office building, which loan had a maturity date of September 30, 2004. The loan has a face value in excess of $45.0 million and the underlying building had an appraised value of $40.8 million. At the time the Company purchased the loan, the Company determined that the entity that owned the property was not a variable interest entity.

      Prior to the loan's maturity date, in August 2004, the Company entered into a forbearance agreement with the borrower that provides that the Company will take no action with regard to foreclosure or sale of the building for a period of three years, with two one-year extension options, subject to the Company's approval. The agreement also gives the Company total operational and managerial control of the property with the owner relinquishing any right to participate. The Company also agreed to make additional loan advances to fund certain outstanding fees and commissions (some of which fees are owed to an affiliate of the owner), and to fund shortfalls in operating cash flow, if necessary, during the forbearance period. The loan remains outstanding in its full amount and, aside from extending the maturity date of the loan, no other terms were adjusted.

      The Company concluded that the entering into of the forbearance agreement is a triggering event under FIN 46(R) and thus the variable interest must be reconsidered. Because the actual owner of the property no longer has a controlling financial interest in the property and the Company has the obligation to make additional advances under the Company's loan to fund any potential losses, the Company has determined that the borrower is a variable interest entity and the Company is the primary beneficiary due to the Company absorbing the majority of the probability weighted expected losses, as defined in FIN 46(R). The Company continues to hold a valid and enforceable first mortgage and the value of the property exceeds the Company's carrying value of the loan. However, as the primary beneficiary, the Company is required to consolidate this variable interest entity pursuant to FIN 46(R).

      The Company's consolidated financial statements as of and for the three and nine months ended September 30, 2004 include the assets, liabilities, and results of operations of the variable interest entity, which are summarized below:

                      For the period from August 29, 2004
                   (consolidation) through September 30, 2004
                      Total assets             $43,626,000
                                               -----------

                      Total liabilities          1,148,000
                                               -----------

                      Total income               2,035,000
                      Total expense                410,103
                                               -----------
                       Net income              $ 1,624,897
                                               ===========

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

NOTE 2 - CONSOLIDATED STATEMENT OF CASH FLOWS

      For the purpose of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid for interest was $7.5 million and $6.4 million for the nine months ended September 30, 2004 and 2003, respectively. Investments in real estate received in conjunction with the Company's disposition of certain investments in real estate totaled $8.2 and $2.8 million for the nine months ended September 30, 2004 and 2003, respectively. Dividends declared during the nine month periods ending September 30, 2004 and 2003, but not paid until October 2004 and 2003, were $15.3 million and $12.9 million, respectively.

NOTE 3 - RESTRICTED CASH AND BORROWERS' ESCROWS

      Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans.

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS

      The Company's portfolio of real estate loans consisted of the following at September 30, 2004:

First mortgages                              $ 202,782,562
Mezzanine loans                                266,791,918
Unearned fees, net                                  88,649
Less: Allowance for loan losses                   (226,157)
                                             -------------
  Investments in real estate loans             469,436,972
Less: Senior indebtedness relating to loans    (52,349,308)
                                             -------------
  Net investments in real estate loans       $ 417,087,664
                                             =============

      The following is a summary description of the Company's portfolio of real estate loans as of September 30, 2004:

                              AVERAGE
                    NUMBER    LOAN TO    RANGE OF LOAN        RANGE OF
  TYPE OF LOAN     OF LOANS   VALUE(1)     YIELDS(2)         MATURITIES
  ------------     --------   --------   -------------   ------------------
First mortgages       19        64%       6.2% - 22%     11/30/04 - 10/1/21
Mezzanine loans       56        85%        10% - 20%      1/29/05 - 4/30/21

(1) Calculated as the sum of the outstanding balance of the Company's loan and senior loan (if any) divided by the current appraised value of the underlying collateral.

(2) The Company's calculation of loan yield includes points charged and costs deferred.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

      The property type of the Company's portfolio of real estate loans consisted of the following as of September 30, 2004:

                    PRINCIPAL AMOUNT     PERCENTAGE
                    ----------------     ----------
Multi-family        $  254.8 million         54%
Office                  80.6 million         17%
Retail and other       134.1 million         29%
                    ----------------        ---
Total               $  469.5 million        100%
                    ================        ===

      Senior indebtedness relating to loans arises when the Company sells a participation or other interest in one of its first mortgages or mezzanine loans to another lender. These participations and interests rank senior to the Company's right to repayment under the relevant mortgage or loan in various ways. As of September 30, 2004, this senior indebtedness consisted of the following:

Loan payable, secured by real estate, monthly installments of principal and interest based on an amortization schedule of 25 years, including interest at a specified London interbank offered rate ("LIBOR") plus 135 basis points (3.19%
 at September 30, 2004), remaining principal due September 15, 2007; the interest rate is subject to an interest rate swap agreement entered into by the borrower
 which provides for a fixed rate of 8.68%.                                          $ 10,409,308

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $10,469,217, payable interest only at LIBOR plus 275 basis points (4.44% at September 30, 2004) due monthly, principal
 balance due September 30, 2005.                                                       5,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $8,056,102, payable interest only at LIBOR plus 250 basis points (4.19% at September 30, 2004) due monthly, principal balance due
 October 1, 2005.                                                                      5,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $3,369,233, payable interest only at LIBOR plus
 275 basis points (4.45% at September 30, 2004) due monthly, principal balance
 due March 29, 2005.                                                                   2,640,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $2,550,000, payable interest only at 5.0% due
 monthly, principal balance due July 26, 2005.                                         1,800,000

Term loan payable, secured by Company's interest in a first mortgage loan with a principal balance of $7,500,000, payable interest only at 4.5% due monthly,
 principal balance due June 23, 2006.                                                  6,500,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $15,500,000, payable interest only at 5.0% due
 monthly, principal balance due October 15, 2006.                                     11,000,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $9,264,791, payable interest only at the lender's prime rate (4.5% at September 30, 2004) due monthly, principal balance due June 10,
 2005.                                                                                 2,500,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $3,975,649, payable interest only at the lender's prime rate (4.5% at September 30, 2004) due monthly, principal balance due June 10,
 2005.                                                                                 2,500,000

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $9,330,582, payable interest only at the lender's prime rate (4.5% at September 30, 2004) due monthly, principal balance due June 10,
 2005.                                                                                 2,500,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $18,724,896, payable interest only at the lender's prime rate (4.5% at September 30, 2004) due monthly, principal balance due January 30,
 2006.
                                                                                       2,500,000
                                                                                    ------------
                                                                                    $ 52,349,308
                                                                                    ============

      As of September 30, 2004, the senior indebtedness relating to the Company's loans maturing in the remainder of 2004 and over the next four years and the aggregate indebtedness thereafter, is as follows:

2004        $    44,188
2005         22,126,622
2006         20,203,481
2007          9,975,017
2008                 --
Thereafter           --
            -----------
            $52,349,308
            ===========

NOTE 5 - INVESTMENTS IN REAL ESTATE

      The Company's investments in real estate are comprised of real estate that the Company owns through consolidated subsidiaries and the Company's equity investments in unconsolidated entities owning real estate, together with related escrows. Investments in real estate are comprised of the following types of properties at September 30, 2004:

                                 Book Value     Percentage
                                -------------   ----------
Multi-family (1)                $  23,169,877      14%
Office (2)                        132,471,738      78%
Retail and other (3)               14,203,279       8%
                                -------------     ---
  Subtotal                        169,844,894     100%
                                                  ===
Less: Accumulated depreciation    (13,236,544)
                                -------------
Investment in real estate, net  $ 156,608,350
                                =============

(1) Includes $7.6 million invested in two limited liability companies that each own apartment buildings, $4.6 million invested in two limited partnerships that each own apartment buildings and $1.8 million invested in an entity, which is the beneficiary of a trust, that owns an apartment building. Also includes escrows totaling $130,000 at September 30, 2004 which are held for payment of real estate taxes, insurance premiums and repair and replacement costs.

(2) Includes $1.5 million invested in a general partnership that owns an office building, and $6.0 million invested in a limited liability company that owns an office building. Also includes escrows totaling $1.7 million at September 30, 2004 which are held for payment of real estate taxes, insurance premiums, repair and replacement costs, tenant improvements and leasing commissions.

(3) Includes escrows totaling $703,000 at September 30, 2004 which are held for payment of real estate taxes, insurance premiums, repair and replacement costs, tenant improvements and leasing commissions.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

      Long-term debt secured by real estate owned by the Company arises when the Company borrows money secured by real estate owned by a consolidated subsidiary of the Company or by an entity in which the Company holds an unconsolidated equity interest. As of September 30, 2004, long-term debt secured by real estate owned by the Company consisted of the following:

Loan payable, secured by real estate, monthly installments of $8,008, including
 interest at 7.33%, remaining principal due August 1, 2008.                       $   990,766

Loan payable, secured by real estate, monthly installments of $288,314,including
 interest at 6.85%, remaining principal due August 1, 2008.                        40,977,676

Loan payable, secured by real estate, monthly installments of $37,697, including
 interest at 7.27%, remaining principal due January 1, 2010.                        5,224,309

Loan payable, secured by real estate, monthly installments of $47,720, including
 interest at 5.73%, remaining principal due November 1, 2012.                       7,347,908

Loan payable, secured by real estate, monthly installments of $72,005, including
 interest at 7.55%, remaining principal due December 1, 2008.                       9,146,147
                                                                                  -----------
                                                                                  $63,686,806
                                                                                  ===========

      As of September 30, 2004, the amount of long-term debt secured by real estate owned by the Company that matures over the remainder of 2004, over the next four years and the aggregate indebtedness maturing thereafter, is as follows:

2004        $   260,727
2005          1,079,794
2006          1,156,960
2007          1,239,674
2008         48,435,384
Thereafter   11,514,267
            -----------
            $63,686,806
            ===========

      Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Unamortized fees as of September 30, 2004 were $650,000. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's real estate investments for the three and nine months ended September 30, 2004 was $722,000 and $2.4 million, respectively.

      NOTE 6 - LINES OF CREDIT

      At September 30, 2004, the Company had four lines of credit, two of which have $30.0 million of maximum possible borrowings, one of which has $25.0 million of maximum possible borrowings and a fourth of which has $10.0 million of maximum permissible borrowings. The aggregate amount of indebtedness outstanding under these lines of credit was $41.5 million at September 30, 2004. As of September 30, 2004, $60.5 million in principal amount of the Company's loans and a real estate investment with a book value of $40.8 million were pledged as collateral for amounts outstanding under these lines of credit. The following is a description of the Company's lines of credit at September 30, 2004:

      At September 30, 2004, the Company had $15.0 million outstanding under the first of the Company's two $30.0 million lines of credit. This line of credit bears interest at either: (a) the 30-day London interbank offered rate, or LIBOR, plus 2.5%, or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. The minimum interest rate is 4.0%. The current interest rate is 4.41%. Absent any renewal, the line of credit will terminate in October 2005 and any principal then outstanding must be paid by October 2006. The lender has the right to declare any advance due and payable in full two years after the date of the advance.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

      At September 30, 2004, the Company had $0 outstanding under the second of the Company's two $30.0 million lines of credit. This line of credit bears interest at the prime rate as published in the "Money Rates" section of The Wall Street Journal. The current interest rate is 4.75%. This line of credit has a current term running through April 2005 with annual one-year extension options and an 11-month non-renewal notice requirement. Approximately $442,000 of availability under this line of credit is reserved in the event we are required to make any payments under a letter of credit described in Note 8 below.

      At September 30, 2004, the Company had $24.0 million outstanding under the Company's $25.0 million line of credit. This line of credit bears interest, at the Company's election, at either: (a) one, two or three month LIBOR, plus 2.25% or (b) a daily base rate equal to the higher of (i) the bank's announced prime rate plus 1% or (ii) the federal funds rate, as published by the Federal Reserve Bank of New York, plus 2%. The current interest rate is 4.125%. Absent any renewal, this line of credit will terminate in February 2006 and any principal then outstanding must be repaid at that time.

      At September 30, 2004, the Company had $2.5 million outstanding under the Company's $10.0 million line of credit. This line of credit bears interest at either: (a) one month LIBOR plus 3.0% or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. The current interest rate is 5.0275%. Absent any renewal, this line will terminate in July 2005 and any principal then outstanding must be repaid by July 2009.

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

      Brandywine Construction & Management, Inc. ("Brandywine") is an affiliate of the spouse of Betsy Z. Cohen, the Chairman and Chief Executive Officer of the Company. Brandywine provided real estate management services to twelve properties underlying the Company's investments in real estate at September 30, 2004. Management fees in the amount of $281,000 and $723,000 were paid to Brandywine for the three and nine months ended September 30, 2004, respectively, for real estate management services. The Company believes that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties. The Company continues to use Brandywine to provide real estate management services to properties underlying the Company's investments.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

      Betsy Z. Cohen has been the Chairman of the Board of The Bancorp Bank ("Bancorp"), a commercial bank, since November 2003 and a director of The Bancorp, Inc. ("Bancorp Inc."), a registered bank holding company that owns an interest of approximately 33% in Bancorp, since September 2000 and the Chief Executive Officer of both Bancorp and Bancorp Inc. since September 2000. Daniel
G. Cohen, Mrs. Cohen's son, (a) has been the Vice-Chairman of the Board of Bancorp since November 2003, was the Chairman of the Board of Bancorp before November 2003 and has been Chairman of the Executive Committee of Bancorp since 1999 and (b) has been the Chairman of the Board of Bancorp Inc. and Chairman of the Executive Committee of Bancorp Inc. since 1999. The Company maintains most of its checking and demand deposit accounts at Bancorp. Bancorp and Bancorp, Inc. are contemplating a reorganization and merger whereby Bancorp will become a wholly-owned subsidiary of Bancorp, Inc. and the shareholders of Bancorp will become shareholders of Bancorp, Inc. As of September 30, 2004, the Company had approximately $12.7 million on deposit, of which approximately $12.6 million is over the FDIC insurance limit. The Company pays a fee of $5,000 per month to Bancorp for information system technical support services. The Company paid $15,000 and $45,000 for these services for the three and nine months ended September 30, 2004, respectively.

      The Company subleases a portion of its downtown Philadelphia office space under an operating lease with Bancorp Inc. The Company's annual rental is an apportionment of the rental paid by Bancorp Inc. based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Bancorp Inc. was approximately $63,000 and $187,000 for the three and nine months ended September 30, 2004, respectively.

The Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease with The Richardson Group, Inc. ("Richardson") whose Chairman is Jonathan Z. Cohen, the Vice-Chairman, a Trustee and Secretary of the Company, and a son of the Chairman and Chief Executive Officer of the Company. The Senior Vice President and Chief Operating Officer of Richardson is the spouse of Ellen J. DiStefano, the Executive Vice President and Chief Financial Officer of the Company. The Company's annual rental is an apportionment of the rental paid by Richardson based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Richardson was approximately $14,000 and $42,000 for the three and nine months ended September 30, 2004, respectively.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      At September 30, 2004, the Company has outstanding two letters of credit totaling $2.4 million as follows:

      On February 20, 2003, a $1.0 million letter of credit was posted in connection with the Company's sale of a property interest to support the Company's guaranteed rate of return to the buyer of up to a maximum of $800,000 over a three-year period and capital improvements of $200,000. In November 2003 the letter of credit was reduced to approximately $442,000 when the Company funded $489,000 of the guaranteed return and $69,000 of capital improvements. $442,000 of availability under the second of the Company's two $30.0 million lines of credit described in Note 6 above is reserved in the event the Company is required to make additional payments under this letter of credit. As of September 30, 2004, the Company had funded an additional $311,000 of the guaranteed return and $67,000 of capital improvements, thus reducing the letter of credit requirement to $64,000.

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

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

      In December 2002 the Company entered into a contract pursuant to which the Company sold the 1% general partnership interest and 88% limited partnership interest in a partnership that owns a property located in Philadelphia, Pennsylvania to affiliates of Michael Axelrod. On August 12, 2004, a complaint was filed in the United States District Court of the Eastern District of Pennsylvania by Axelrod and these affiliates naming the Company, Brandywine and others as defendants. The complaint, which is based upon alleged breaches of contractual representations and/or misrepresentations made with respect to the condition of this property, seeks rescission of the contract and damages. Plaintiffs have made related claims for damages based upon purported breach of contract, and are seeking equitable relief declaring us responsible for certain senior indebtedness on the property. See Item 1 of Part II of this quarterly report on Form 10-Q for a discussion of these legal proceedings.

NOTE 9 - SHAREHOLDERS' EQUITY

      On October 5, 2004, the Company issued 2.0 million 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series B Preferred Shares") in a public offering at an offering price of $25.00 per share. After offering costs, including the underwriters' discount, and expenses of approximately $1.7 million, the Company received approximately $48.3 million of net proceeds. On October 29, 2004, the underwriters exercised their over-allotment option, in part, with respect to an additional 258,300 Series B Preferred Shares. The exercise price was $25.00 per share. The Company expects to issue these Series B Preferred Shares on November 3, 2004 and to receive net proceeds of approximately $6.3 million from this exercise.

      On June 25, 2004, the Company issued 2.0 million common shares in a public offering at an offering price of $24.25 per share. After offering costs, including the underwriters' discount and expenses of approximately $2.3 million, the Company received approximately $46.2 million of net proceeds. On July 6, 2004, the Company issued an additional 300,000 common shares pursuant to the underwriters' exercise of their over-allotment option. The exercise price was $24.25 per share, resulting in receipt by the Company of net proceeds of approximately $6.9 million.

      On March 19, 2004, the Company issued 2.4 million Series A Preferred Shares in a public offering at an offering price of $25.00 per share with respect to 2,350,150 shares and $24.50 with respect to 49,850 shares sold to certain of the Company's Trustees, officers and employees, together with their relatives and friends. After offering costs, including the underwriters' discount, and expenses of approximately $2.0 million, the Company received approximately $58.0 million of net proceeds. On April 6, 2004, the Company issued an additional 360,000 Series A Preferred Shares pursuant to the underwriters' exercise of their over-allotment option. The exercise price was $25.00 per share, resulting in receipt by the Company of net proceeds of approximately $8.7 million.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 10 - EARNINGS PER SHARE

      The Company's calculation of earnings per share for the three and nine months ended September 30, 2004 and 2003 in accordance with SFAS No. 128 is as follows:

                                                  THREE MONTHS ENDED SEPTEMBER 30, 2004  NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                  -------------------------------------  ------------------------------------
                                                    INCOME        SHARES      PER SHARE    INCOME        SHARES     PER SHARE
                                                  (NUMERATOR)  (DENOMINATOR)   AMOUNT    (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                  -----------  -------------  ---------  -----------  ------------- ---------
Basic earnings per share
  Net income available to common shareholders     $16,206,913    25,506,847     $0.64    $44,650,616   24,020,131     $1.86
Effect of dilutive securities
  Options                                                   -       182,441      (.01)             -      180,940      (.02)
  Phantom shares                                            -         1,829         -              -        1,462         -
                                                  -----------   -----------     -----    -----------   ----------     -----
Net income available to common shareholders plus
  assumed conversions                             $16,206,913    25,691,117     $0.63    $44,650,616   24,202,533     $1.84
                                                  ===========   ===========     =====    ===========   ==========     =====

                                                  THREE MONTHS ENDED SEPTEMBER 30, 2003  NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                  -------------------------------------  ------------------------------------
                                                    INCOME        SHARES      PER SHARE    INCOME        SHARES     PER SHARE
                                                  (NUMERATOR)  (DENOMINATOR)   AMOUNT    (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                  -----------  -------------  ---------  -----------  ------------- ---------
Basic earnings per share
  Net income available to common shareholders     $12,935,189    20,851,897     $0.62    $33,683,597   20,559,463    $1.64
Effect of dilutive securities
  Options                                                   -       172,224         -              -      159,501     (.01)
                                                  -----------    ----------     -----    -----------   ----------    -----
Net income available to common shareholders plus
  assumed conversions                             $12,935,189    21,024,121     $0.62    $33,683,597   20,718,964    $1.63
                                                  ===========    ==========     =====    ===========   ==========    =====

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

      On March 23, 2004 the Board of Trustees of the Company declared a cash dividend of $0.60 per common share payable on April 15, 2004 to shareholders of record on April 5, 2004. On June 10, 2004 the Board of Trustees of the Company declared a cash dividend of $0.60 per common share payable on July 15, 2004 to shareholders of record on June 21, 2004. On September 15, 2004 the Board of Trustees of the Company declared a quarterly cash distribution of $0.60 per common share payable October 15, 2004 to holders of record on September 27, 2004. Total dividends declared by the Company on the common shares aggregated $15.3 million and $43.2 million for the three and nine months ended September 30, 2004, respectively.

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

      On March 18, 2004 the Board of Trustees of the Company declared a pro-rated cash dividend on the Series A Preferred Shares aggregating $150,000 for the period from March 19, 2004 (date of issuance) through March 31, 2004 payable on March 31, 2004 to shareholders of record on March 24, 2004. On April 27, 2004, the Board of Trustees of the Company declared a cash dividend on the

Series A Preferred Shares for the three months ended June 30, 2004 aggregating $1.3 million payable on June 30, 2004 to holders of record on June 1, 2004. On July 27, 2004, the Board of Trustees of the Company declared a cash dividend on the Series A Preferred Shares for the three months ended September 30, 2004 aggregating $1.3 million payable on September 30, 2004 to holders of record on September 1, 2004. On October 26, 2004, the Board of Trustees of the Company declared a cash dividend on the Series A Preferred Shares for the three months ended December 31, 2004 aggregating $1.3 million payable on December 31, 2004 to holders of record on December 1, 2004. As of October 28, 2004, there are no dividend arrearages on the Series A Preferred Shares.

      Holders of Series B Preferred Shares are entitled to receive, when and as declared by the Board of Trustees, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 8.375% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $2.09375 per share. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the Series B Preferred Shares for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Board of Trustees of the Company for the payment of dividends that is not more than 30 nor less than ten days prior to the dividend payment date. The initial dividend payment date for any Series B Preferred Share issued on or before December 1, 2004 is December 31, 2004 and the amount of the dividend payable on December 31, 2004 on any of these shares shall be calculated from the earliest date of original issuance of any Series B Preferred Share.

      On October 26, 2004 the Board of Trustees of the Company declared a pro-rated cash dividend on the Series B Preferred Shares aggregating $1.1 million for the period from October 5, 2004 (date of initial issuance) through December 31, 2004 payable on December 31, 2004 to shareholders of record on December 1, 2004. As of October 28, 2004, there are no dividend arrearages on the Series B Preferred Shares.

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Board of Trustees and Shareholders
RAIT Investment Trust

      We have reviewed the accompanying consolidated balance sheet of RAIT Investment Trust and Subsidiaries as of September 30, 2004, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003 . These financial statements are the responsibility of the Company's management.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
November 1, 2004

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

      During the three and nine months ended September 30, 2004 we achieved significant growth in our revenues, net income and total assets as compared to the three and nine months ended September 30, 2003. Our revenues grew 22.2% and 30.4% to $25.9 million and $74.5 million for the three and nine months ended September 30, 2004, respectively, from the corresponding periods in 2003, while our net income available to common shareholders increased 25.3% and 32.6% to $16.2 million and $44.7 million for the three and nine months ended September 30, 2004, respectively, from the corresponding periods in 2003. Total assets grew 35.9% to $681.6 million at September 30, 2004 from $501.6 million at September 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

      The principal sources of our liquidity and capital resources from our commencement in January 1998 through October 28, 2004 were our public offerings of common shares, 7.75% Series A cumulative redeemable preferred shares and 8.375% Series B cumulative redeemable preferred shares. After offering costs and underwriting discounts and commissions, these offerings have allowed us to obtain net offering proceeds of $525.4 million.

      We issued 2,760,000 Series A preferred shares in March and April 2004 for net proceeds of $66.7 million. Our Series A preferred shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears on the last calendar day of each March, June, September and December or, if not a business day, the next succeeding business day. The Series A preferred shares have no maturity date and we are not required to redeem the Series A preferred shares at any time. We may not redeem the Series A preferred shares before March 19, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after March 19, 2009, we may, at our option, redeem the Series A preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For the three and nine months ended September 30, 2004, we declared dividends on our Series A preferred shares of $1.3 million and $2.8 million, respectively.

      We issued 2,000,000 Series B preferred shares in October 2004 for net proceeds of $48.3 million and expect to issue another 258,300 Series B preferred shares in November 2004 for additional net proceeds of $6.3 million in connection with the underwriters exercise, in part, of their over-allotment option granted in connection with our offering of Series B preferred shares. Our Series B preferred shares accrue cumulative cash dividends at a rate of 8.375% per year of the $25.00 liquidation preference, equivalent to

$2.09375 per year per share. Dividends are payable quarterly in arrears on the last calendar day of each March, June, September and December or, if not a business day, the next succeeding business day. The Series B preferred shares have no maturity date and we are not required to redeem the Series B preferred shares at any time. We may not redeem the Series B preferred shares before October 5, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after October 5, 2009, we may, at our option, redeem the Series B preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Since no Series B preferred shares were outstanding until October 2004, we did not declare any dividends on our Series B preferred shares for the three and nine months ended September 30, 2004. Our Series A preferred shares and Series B preferred shares rank on a parity with respect to dividend rights, redemption rights and distributions upon liquidation.

      In March 2003, we filed a shelf registration statement to allow us to sell any combination of our common or preferred shares, warrants for our preferred or common shares or one or more series of debt securities up to a total amount of $300.0 million, of which $66.5 million remains available.

      We also maintain liquidity through our four lines of credit, two of which each have $30.0 million of maximum possible borrowings, one of which has $25.0 million of maximum possible borrowings and a fourth of which has $10.0 million of maximum possible borrowings. The aggregate amount of availability under these lines of credit was $53.5 million as of September 30, 2004 and was $61.0 million as of October 28, 2004.

      At September 30, 2004 and October 28, 2004, we had $15.0 million and $15.0 million, respectively, of availability under the first of our two $30.0 million lines of credit. This line of credit bears interest, at our election, at either
(a) the 30-day London interbank offered rate, or LIBOR, plus 2.5% or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at our election. The minimum interest rate is 4.0%. The current interest rate is 4.41%. Absent any renewal, the line of credit will terminate in October 2005 and any principal then outstanding must be repaid by October 2006. The lender has the right to declare any advance due and payable in full two years after the date of the advance.

      At September 30, 2004 and October 28, 2004, we had $30.0 million and $11.0 million, respectively, of availability under the second of our $30.0 million lines of credit. This line of credit bears interest at the prime rate as published in the "Money Rates" section of The Wall Street Journal. The current interest rate is 4.75% This line of credit has a current term running through April 2005 with annual one-year extension options at the lender's option and an 11-month non-renewal notice requirement. Approximately $442,000 of availability under this line of credit is reserved in the event we are required to make any payments under a letter of credit described in Note 8 to our financial statements included as Item 1 of this quarterly report on Form 10-Q.

      At September 30, 2004 and October 28, 2004, we had $1.0 million and $25.0 million, respectively, of availability under our $25.0 million line of credit. This line of credit bears interest, at our election, at either (a) one, two or three month LIBOR, plus 2.25% or (b) a daily base rate equal to the higher of
(i) the bank's announced prime rate plus 1% or (ii) the federal funds rate, as published by the Federal Reserve Bank of New York, plus 2%. The current interest rate is 4.125%. Absent any renewal, this line of credit will terminate in February 2006 and any principal then outstanding must be repaid at that time.

      At September 30, 2004 and October 28, 2004, we had $7.5 million and $10.0 million, respectively, of availability under our $10.0 million line of credit. This line of credit bears interest, at our election, at either (a) three month LIBOR plus 3.0% or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at our election. The current interest rate is 5.0275%. Absent any renewal, this line will terminate in July 2005 and any principal then outstanding must be repaid by July 2010.

      Our other sources of liquidity and capital resources include principal payments on, refinancings of, and sales of senior participations in loans in our portfolio as well as refinancings and the proceeds of sales and other dispositions of our interests in real estate. These resources aggregated $97.8 million and $186.0 million for the three and nine months ended September 30, 2004, respectively, and $24.8 million and $114.8 million for the three and nine months ended September 30, 2003, respectively.

      We also receive funds from a combination of interest and fees on our loans, rents and income from our interests in real estate, gains on sales of loans and interests in real estate and consulting fees. As required by the Internal Revenue Code, we use this income, to the extent of not less than 90% of our taxable income, to pay distributions to our common shareholders. For the three and nine months ended September 30, 2004, we declared dividends on our common shares of $15.3 million and $43.2 million, respectively, of which $15.2 million and $42.9 million, respectively, was in cash and $73,200 and $243,100, respectively, was in additional common shares issued through our dividend reinvestment plan. For the three and nine months ended September 30, 2003, we declared dividends on our common shares of $12.9 million and $38.8 million, respectively, of which $12.9 million and $38.6 million, respectively, was in cash and $72,900 and $202,200, respectively, was in additional common shares issued through our dividend reinvestment plan.

      We use our capital resources principally for originating and purchasing loans and acquiring interests in real estate. For the three and nine months ended September 30, 2004, we originated or purchased 21 loans and 39 loans in the aggregate amount of $143.9 million and $303.1 million, respectively, as compared to two loans and 15 loans in the aggregate amount of $10.9 million and $125.4 million for the three and nine months ended September 30, 2003, respectively. For the three months ended September 30, 2004 we did not acquire any new interests but invested an additional $2.1 million into our existing interests. For the nine months ended September 30, 2004, we acquired two interests in real estate and made additional investments totaling $14.1 million. For the three and nine months ended September 30, 2003, we acquired two and five interests in real estate in the aggregate amount of $2.7 million and $13.7 million, respectively.

      At September 30, 2004, we had approximately $12.7 million of cash on hand. These funds, combined with $48.3 million of net proceeds from our public offering of Series B preferred shares in October 2004, and one $14.0 loan repayment provided for $32.3 million of new loan originations and a net repayment of $7.5 million on our credit lines through October 28, 2004. We also used our cash on hand to pay our $15.2 million third quarter dividend on our common shares. We anticipate utilizing the $61.0 million of availability on our lines of credit primarily for the origination of additional investments in the balance of the fourth quarter of 2004.

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

      The following schedule summarizes our currently anticipated contractual obligations and commercial commitments as of September 30, 2004:

                                                                PAYMENTS DUE BY PERIOD
                                         ------------------------------------------------------------------
                CONTRACTUAL              LESS THAN   ONE TO THREE   AFTER THREE    AFTER FIVE
                OBLIGATIONS               ONE YEAR       YEARS     TO FIVE YEARS     YEARS         TOTAL
---------------------------------------  ----------  ------------  -------------   ----------   -----------
Operating leases                         $  315,585  $   641,172   $   646,986     $   296,535  $  1,900,278
Secured lines of credit                           -   39,000,000                     2,500,000    41,500,000
Indebtedness secured by real estate (1)     304,915   44,566,858    59,650,074      11,514,267   116,036,114
Deferred compensation                       476,961      476,961             -               -       953,922
                                         ----------  -----------   -----------     -----------  ------------
Total                                    $1,097,461  $84,684,991   $60,297,060     $14,310,802  $160,390,314
                                         ==========  ===========   ===========     ===========  ============

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

      Refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of our critical accounting policies. During the nine months ended September 30, 2004, there were no material changes to these policies, except for the updates described below.

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

      In adopting FIN 46 and FIN 46(R), we have evaluated our various variable interests to determine whether they are in variable interest entities. These variable interests are primarily subordinated financings in the form of mezzanine loans or preferred equity investments. We have identified 18 variable interests totaling $134.5 million that we hold as of September 30, 2004. For one of these variable interests, with a book value of $40.8 million at September 30, 2004, we have determined that we are the primary beneficiary and such variable interest is included in our consolidated financial statements.

     The variable interest entity we have consolidated is the borrower of a first mortgage loan secured by a 594,000 square foot office building, which loan had a maturity date of September 30, 2004. The loan has a face value in excess of $45.0 million and the underlying building had an appraised value of $40.8 million. At the time we purchased the loan, we determined that the entity that owned the property was not a variable interest entity.

     Prior to the loan's maturity date, in August 2004, we entered into a forbearance agreement with our borrower that provides that we will take no action with regard to foreclosure or sale of the building for a period of three years, with two one-year extension options, subject to our approval. The agreement also gives us total operational and managerial control of the property with the owner relinquishing any right to participate. We also agreed to make additional loan advances to fund certain outstanding fees and commissions (some of which fees are owed to an affiliate of the owner), and to fund shortfalls in operating cash flow, if necessary, during the forbearance period. The loan remains outstanding in its full amount and, aside from extending the maturity date of the loan, no other terms were adjusted.

     We have concluded that the entering into of the forbearance agreement is a triggering event under FIN 46(R) and thus the variable interest must be reconsidered. Because the actual owner of the property no longer has a controlling financial interest in the property and we have the obligation to make additional advances under our loan to fund any potential losses, we have determined that the borrower is a variable interest entity and we are the primary beneficiary due to our absorbing the majority of the probability weighted expected losses, as defined in FIN 46(R). We continue to hold a valid and enforceable first mortgage and the value of the property exceeds our carrying value of the loan. However, as the primary beneficiary, we are required to consolidate this variable interest entity pursuant to FIN 46(R).

     Our consolidated financial statements as of and for the three and nine months ended September 30, 2004 include the assets, liabilities, and results of operations of the variable interest entity, which are summarized below:

                                               For the period from August 29,
                                                2004 (consolidation) through
                                                     September 30, 2004
                                               ------------------------------
Total assets                                   $43,626,000
                                               -----------
Total liabilities                              $ 1,148,000
                                               -----------
Total income                                   $ 2,035,000
Total expense                                      410,103
                                               -----------
  Net income                                   $ 1,624,897
                                               -----------



      ALLOWANCE FOR LOAN LOSSES. We have a reserve for loan losses of $226,000. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with our policy, we determined that this reserve was adequate as of September 30, 2004 based upon our credit analysis of each of the loans in our portfolio. If that analysis were to change, we may be required to increase our reserve, and such an increase, depending upon the particular circumstances, could be substantial. Any increase in reserves will constitute a charge against income. We will continue to analyze the adequacy of this reserve on a quarterly basis. During the nine months ended September 30, 2004, the loans in our portfolio performed in accordance with their terms and were current as to payments.

RESULTS OF OPERATIONS

      INTEREST INCOME. Our interest income was $15.1 million for the three months ended September 30, 2004 compared to $10.6 million for the three months ended September 30, 2003. The $4.5 million increase was primarily due to an additional $9.3 million of interest recognized in the three months ended September 30, 2004 on 58 loans totaling $397.4 million originated between July 1, 2003 and September 30, 2004, partially offset by a $4.9 million reduction of interest due to the repayment of 17 loans totaling $132.8 million during the same period.

     Included in the $4.9 million reduction in interest income discussed above is a $1.8 million reduction in the recognition of accretable yield relating to the loan and forbearance agreement discussed in Note 1 to our financial statements, Item 1 Part I of this quarterly report on Form 10-Q and above in "Critical Accounting Policies, Judgments, and Estimates." This loan, which was acquired at a discount to its face value and the value of the underlying property, had expected future cash flows in excess of the scheduled, contractual interest and principal payments reflected in the loan documents. In accordance with generally accepted accounting principles, the Company recognized this excess, or "accretable yield" over the remaining life of the loan, such that the return yielded by the loan remained at a constant level for its remaining life. We recognized a full quarter of accretion in the three months ended September 30, 2003 but only a partial quarter of accretion in the three months ended September 30, 2004, due to the execution of a forbearance agreement in August 2004 that required us to change the way we accounted for this loan.

      Our interest income was $43.5 million for the nine months ended September 30, 2004 compared to $27.6 million for the nine months ended September 30, 2003. The $15.9 million increase was primarily due to an additional $25.5 million of interest recognized in the nine months ended September 30, 2004 on 67 loans totaling $477.3 million that were purchased or originated between January

1, 2003 and September 30, 2004, partially offset by a $9.6 million reduction of interest due to the repayment of 32 loans during the same period totaling $204.8 million.

      Included in the additional $25.5 million in interest income discussed above is $5.9 million of accretable yield relating to the loan and forbearance agreement discussed in Note 1 to our financial statements, Item 1, Part I of this quarterly report on Form 10-Q and above in "Critical Accounting Policies, Judgments, and Estimates".

      RENTAL INCOME. Our rental income increased $1.3 million and $1.7 million to $7.4 million and $20.1 million for the three and nine months ending September 30, 2004, respectively, from the corresponding periods in 2003. The increases from the three and nine months ending September 30, 2003 to the corresponding periods in 2004 were primarily due to the addition of one property interest in August 2004 partially offset by the disposition of two property interests, one in March 2003 and one in June 2004. The property addition recorded in August 2004 resulted from our determination that one of our existing investments was a variable interest entity and that we were the primary beneficiary of this variable interest entity. Accordingly, we consolidated the financial statements of this variable interest entity in August 2004. See Note 1 to our financial statements, Item 1 of Part I of this quarterly report on Form 10-Q and above in "Critical Accounting Policies" for a description of this transaction.

      FEE INCOME AND OTHER. We earned fee and other income of $2.2 million for the three months ended September 30, 2004 as compared to $1.9 million earned in the three months ended September 30, 2003. Included in fee and other income for the three months ended September 30, 2004 and 2003 were revenues of $1.2 million and $302,000, respectively, from RAIT Capital Corp. d/b/a Pinnacle Capital Group. We earned fee and other income of $5.2 million for the nine months ended September 30, 2004 as compared to $3.4 million for the nine months ended September 30, 2003. Included in fee and other income for the nine months ending September 30, 2004 and 2003 were revenues of $2.5 million and $1.7 million, respectively, from Pinnacle. Also included in fee and other income are consulting fees of $894,000 and $2.3 million for the three and nine months ended September 30, 2004 and $1.5 million for both the three and nine months ended September 30, 2003. Fee and other income is usually negotiated on a transaction by transaction basis and, as a result, the sources and amounts for any particular period are not generally indicative of future sources and amounts.

      INVESTMENT INCOME. We received investment income of $1.2 million for the three months ended September 30, 2004, compared to $2.6 million for the three months ended September 30, 2003. We derive our investment income from three primary sources:

      -     return on unconsolidated investments in real estate

      - appreciation interests in the cash flow, assets or both, underlying our loans, and

      -     interest earned on cash held in bank accounts.

      The decrease of $1.4 million from the three months ended September 30, 2003 to the corresponding period in 2004 was due to a $2.0 million reduction in income relating to our appreciation interests, partially offset by a net increase of $243,000 in income earned on our unconsolidated investments in real estate and an increase of $525,000 in interest generated by cash held in bank accounts. Most of this investment income was generated from our bank accounts with The Bancorp Bank. Our relationship with The Bancorp Bank is described in
Note 7 to our financial statements, Item 1 of this quarterly report on Form
10-Q.

      We received investment income of $3.2 million for the nine months ended September 30, 2004 compared to $5.4 million for the nine months ended September 30, 2003. The decrease of $2.2 million from the nine months ended September 30, 2003 to the corresponding period in 2004 was largely due to a $4.1 million reduction in income relating to our appreciation interests. In the nine months ended September 30, 2004 we recognized $2.4 million relating to our appreciation interest in one of our investments, but due to the structure of the investment, the income was not included with our other income from our appreciation interests in our financial statements. Had this income been included in investment income, we would not have reported a decrease from the nine months ended September 30, 2003 to the corresponding period in 2004. See "Gain on Sale of Property Interest" below, for a discussion of this transaction.

      Partially offsetting the decrease in investment income was a net increase of $1.4 million in income earned on unconsolidated investments in real estate and an increase of $594,000 in interest generated by cash held in bank accounts. Most of this investment income was generated from our bank accounts with The Bancorp Bank. Our relationship with The Bancorp Bank is described in Note 7 to our financial statements, Item 1 of this quarterly report on Form 10-Q.

      GAIN ON SALE OF PROPERTY INTEREST. In June 2004 we recognized $2.4 million relating to our appreciation interest in one of our investments. Because we had a controlling interest in the entity that owned the real estate, we accounted for our equity interest on a consolidated basis. Accordingly, when our appreciation interest was realized (with the economic intent of generating additional interest income), the generally accepted accounting policy was to recognize this income as gain on sale of property interest. At the same time we recognized income relating to our appreciation interest, we restructured this investment into a mezzanine loan, and are no longer accounting for it on a consolidated basis.

      In March 2003, we sold a 40% limited partnership interest and sole general partnership interest in a limited partnership that owns a property to an unrelated party. We retained an 11% limited partnership interest. The partnership interests we sold had a negative book value of $1.4 million. The buyer paid $900,000 and we recognized a gain of $2.3 million. Legal proceedings relating to this transaction are described in Item 1 of Part II of this quarterly report on Form 10-Q.

      INTEREST EXPENSE. Interest expense was $2.3 million for the three months ended September 30, 2004 as compared to $2.4 million for the three months ended September 30, 2003. The $177,000 decrease was attributable to three items:

      - $229,000 decrease due to deconsolidation of an investment in real estate in June 2004.

      - $249,000 decrease due to shorter-term credit line borrowings in 2004.

      - $325,000 net increase due to $24.3 million net additional of senior indebtedness booked between April 1, 2003 and September 30, 2004.

      Interest expense was $7.3 million for the nine months ended September 30, 2004 as compared to $6.4 million for the nine months ended September 30, 2003. The $970,000 increase was attributable to two items:

      - $370,000 increase due to utilization of a new $25.0 million credit facility commencing in February 2004.

      - $631,000 net increase due to $38.7 million net additional senior indebtedness booked between January 1, 2003 and September 30, 2004.

      Interest expense consists of interest payments made on senior indebtedness on properties underlying our loans and interests in real estate, and interest payments made on our lines of credit.

      PROPERTY OPERATING EXPENSES; DEPRECIATION AND AMORTIZATION. Property operating expenses were $3.6 million and $10.0 million for the three and nine months ended September 30, 2004, respectively, compared to $3.3 million and $9.9 million for the three and nine months ended September 30, 2003, respectively. Depreciation and amortization was $854,000 and $2.7 million for the three and nine months ended September 30, 2004, respectively, as compared to $863,000 and $2.7 million for the three and nine months ended September 30, 2003, respectively. The slight increase in property operating expenses from the three months ended September 30, 2003 to the three months ended September 30, 2004 was primarily due to the August 2004 consolidation of an entity that owns an office building.

      Included in property operating expenses are management fees paid to Brandywine Construction & Management, Inc., an affiliate of the spouse of our chairman and chief executive officer, for providing real estate management services for the real estate underlying our interests in real estate. Brandywine provided real estate management services to five properties underlying our investments in real estate at September 30, 2004 and 2003, respectively. We paid management fees of $147,000 and $393,000 to Brandywine for the three and nine months ended September 30, 2004, respectively, as compared to $98,000 and $289,000 for the three and nine months ended September 30, 2003, respectively. In addition, at September 30, 2004 and 2003, Brandywine provided real estate management services for real estate underlying seven and nine, respectively, of our investments in real estate whose operations are not included in our consolidated financial statements. We anticipate that we will continue to use Brandywine to provide real estate management services.

      SALARIES AND RELATED BENEFITS; GENERAL AND ADMINISTRATIVE EXPENSE. Salaries and related benefits were $928,000 and $3.5 million for the three and nine months ended September 30, 2004, respectively, as compared to $940,000 and $2.6 million for the three and nine months ended September 30, 2003, respectively. General and administrative expenses were $737,000 and $3.5 million for the three and nine months ended September 30, 2004, respectively, as compared to $636,000 and $2.0 million for the three and nine months ended September 30, 2003, respectively. The increases in salaries and related benefits and in general and administrative expenses were due to:

      - increased personnel and occupancy expenses which reflect the expansion of our staff to support the increased size of our portfolio, due to the significant infusion of new capital, primarily from our public offerings,

      - increased compliance costs relating to new regulatory requirements and

      -     increased costs for directors' and officers' liability insurance.

      Included in general and administrative expense is rental expense relating to our downtown Philadelphia office space. We sublease these offices pursuant to two operating leases that provide for annual rentals based upon the amount of square footage we occupy. The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with The Bancorp, Inc. We paid rent to Bancorp in the amount of $63,000 and $187,000 for the three and nine months ended September 30, 2004, respectively, as compared to $61,000 and $122,000 for the three and nine months ended September 30, 2003, respectively. The other sublease is with The Richardson Group, Inc. We paid rent to Richardson in the amount of $14,000 and $42,000 for the three and nine months ended September 30, 2004, respectively, as compared to $13,000 and $27,000 for the three and nine months ended September 30, 2003, respectively. Also included in general and administrative expenses is $15,000 and $45,000 that we paid in both the three and nine months ended September 30, 2004 and 2003, respectively, to Bancorp for technical support services provided to us. Our relationships with Bancorp and Richardson are described in Note 7 to our financial statements, Item 1 of Part I of this quarterly report on Form 10-Q.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            As part of our business, we acquire and dispose of real estate and real estate interests and, as a result, expect that we will engage in routine litigation in the ordinary course of that business. In December 2002 we entered into a contract pursuant to which we sold the 1% general partnership interest and 88% limited partnership interest in a partnership that owns a property located in Philadelphia, Pennsylvania to affiliates of Michael Axelrod. On August 12, 2004, a complaint was filed in the United States District Court of the Eastern District of Pennsylvania by Axelrod and these affiliates naming us, Brandywine Construction and Management, Inc. and others as defendants. The complaint, which is based upon alleged breaches of contractual representations and/or misrepresentations made with respect to the condition of this property, seeks rescission of the contract and damages. Plaintiffs have made related claims for damages based upon purported breach of contract, and are seeking equitable relief declaring us responsible for certain senior indebtedness on the property. The proceedings are now in the earliest stages and we intend to vigorously defend the matter. Management does not expect that the resolution of this matter will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 6. EXHIBITS

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

                                         RAIT INVESTMENT TRUST
                                           (Registrant)

November 1, 2004                         /s/ Ellen J. DiStefano
DATE                                     ---------------------------------------
                                         Ellen J. DiStefano
                                         Chief Financial Officer
                                         (On behalf of the registrant and as its
                                         principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                   DESCRIPTION
---------   --------------------------------------------------------------------------
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

3.1.6 (5)   Certificate of Correction to the Series A Articles Supplementary.

3.1.7 (6)   Articles Supplementary relating to the 8.375% Series B Cumulative
            Redeemable Preferred Shares of Beneficial Interest.

3.2.1 (1)   Bylaws, as amended.

4.1   (3)   Form of Certificate for Common Shares of Beneficial Interest.

4.2   (7)   Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred
            Shares of Beneficial Interest.

4.3   (6)   Form of Certificate for 8.375% Series B Cumulative Redeemable
            Preferred Shares of Beneficial Interest.

10.1  (8)   RAIT Investment Trust Phantom Share Plan (As Amended and Restated,
            Effective July 20, 2004) (the "PSP").

10.2        RAIT Investment Trust 1997 Stock Option Plan (the "SOP") Form for Employee
            Non-Qualified Grants.

10.3        SOP Form for Employee Incentive Stock Option Grants.

10.4        SOP Form for Independent Contractor Grants.

10.5        SOP Form for Non-Employee Trustee Grants.

10.6        PSP Form for Employee Grants with Deferral Opportunity.

10.7        PSP Form for Employee Grants without Deferral Opportunity

10.8        PSP Form for Non-Employee Trustee Grants.

15.1        Awareness Letter from Independent Accountants.

31.1        Rule 13a-14(a) Certification by the Chief Executive Office of RAIT
            Investment Trust.

31.2        Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT
            Investment Trust.

32.1        Section 1350 Certification by the Chief Executive Officer of RAIT
            Investment Trust.

32.2        Section 1350 Certification by the Chief Financial Officer of RAIT
            Investment Trust.

      (1) Incorporated herein by reference to RAIT Investment Trust's Regi stration Statement on Form S-11 (File No. 333-35077), as amended.

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

      (6) Incorporated herein by reference to RAIT Investment Trust's Form 8-K as filed with the Securities and Exchange Commission on October 1, 2004 (File No. 1-14760).

      (7) Incorporated herein by reference to RAIT Investment Trust's Form 8-K as filed with the Securities and Exchange Commission on March 22, 2004 (File No. 1-14760).

      (8) Incorporated herein by reference to RAIT Investment Trust's Form 10-Q for the Quarterly Period ended June 30, 2004 (File No. 1-14760).