Form 10-K
period 2004-12-31
RAIT INVESTMENT TRUST
filed 2005-03-16
CIK 1045425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-14760

RAIT Investment Trust
(Exact name of registrant as specified in its charter)

Maryland	23-2919819
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o RAIT Partnership, L.P. 1818 Market Street, 28th Floor Philadelphia, PA (Address of principal executive offices)	19103 (Zip Code)
Registrant’s telephone number, including area code:
(215) 861-7900
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares of Beneficial Interest	New York Stock Exchange
7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐
      The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2004 of $24.65, was approximately $609.6 million.
      As of March 1, 2005, 25,585,030 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the proxy statement for registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS
      Statements we make in written or oral form to various persons, including statements made in this report and in other filings with the U.S. Securities and Exchange Commission, or the SEC, that are not historical in nature, including those using the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including, among other things:

•	business conditions and the general economy, especially as they affect interest rates;

•	defaults by borrowers in paying debt service on our loans, particularly our subordinated and discounted loans;

•	illiquidity of our portfolio of investments in real estate;

•	our possible inability to originate or acquire investments in real estate on favorable terms;

•	our possible inability to obtain capital resources and maintain liquidity through offerings of our securities, lines of credit or other means; and

•	our possible inability to maintain our real estate investment trust qualification or our exemption from registration under the Investment Company Act.
      These risks and uncertainties and other risks, uncertainties and factors that could cause actual results to differ materially from those projected are discussed below in Item 1 — “Business — Risk Factors” and elsewhere in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in or incorporated by reference into this report might not occur.

PART I

Item 1.	Business
General
      RAIT Investment Trust is a real estate investment trust, or REIT, formed under Maryland law. We were formed in August 1997. We commenced operations upon completion of our initial public offering in January 1998. We conduct our operations through RAIT Partnership, L.P., a limited partnership that owns substantially all of our assets. Our wholly owned subsidiaries, RAIT General, Inc. and RAIT Limited, Inc., are the sole general partner and sole limited partner, respectively, of RAIT Partnership. We sometimes refer to RAIT Investment Trust and RAIT Partnership, along with RAIT General and RAIT Limited, using the words “we,” “our” and “us.”
      We make investments in real estate primarily by:

•	making real estate loans;

•	acquiring real estate loans; and

•	acquiring real estate interests.
      We seek to generate income for distribution to our shareholders from a combination of interest and fees on loans, rents and other income from our real estate interests and proceeds from the disposition of our investments.
      We file annual, quarterly and current reports, proxy statements and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our internet address is http://www.raitinvestmenttrust.com. We make our SEC filings available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Real Estate Loans
      One of the primary means by which we invest in real estate is by making real estate loans to borrowers whose financing requirements may not be met by traditional institutional lenders and lenders that securitize loans. We offer subordinated, or “mezzanine,” financing, senior short-term bridge financing and first-lien conduit loans. We seek to structure the financing package we offer to a borrower using one or more of these types of loans to meet their particular needs. We believe that our ability to offer structured financing that works with other financing sources and our ability to respond quickly to our borrower’s needs makes us an attractive alternative to equity financing. As a result, we believe we are able to take advantage of opportunities that will generate higher returns than traditional real estate loans.
      We emphasize mezzanine and bridge financing which makes up most of our loan portfolio. Our bridge loans are generally short-term, first mortgages that we anticipate will be refinanced by our borrower with traditional institutional lenders and lenders that securitize loans in order to repay us. In general, our mezzanine loans generate a higher rate of return to us than our bridge loans due to the additional risk we assume resulting from their subordinated status. The principal amounts of our mezzanine and bridge loans generally range between $2.0 million and $50.0 million. We may provide financing in excess of our targeted size range where the borrower has a committed source of take-out financing, or we believe that it can arrange take-out financing, to reduce our investment to an amount within our targeted size range. Our financing is usually “non- recourse.” Non-recourse financing means the lender may look only to the assets securing the payment of the loan, subject to certain standard exceptions including liabilities relating to environmental issues, fraud and non-payment of real estate taxes. We may engage in recourse financing by requiring personal guarantees from controlling persons of our borrowers where we feel it is necessary to further protect the return on our investment.
      We often provide mezzanine or other forms of subordinated financing where the senior lien on a property prohibits the imposition of additional liens. We typically include one or more of the following provisions in these loans which we believe serve to mitigate our risks in these circumstances:

•	Direct deposit of rents and other cash flow from the underlying properties to a bank account controlled by us;

•	Delivery to us of a deed-in-lieu of foreclosure or nominal cost purchase option that may enable us to enforce our rights against the underlying property in an expedited fashion;

•	Recorded or perfected liens on other real estate owned by the controlling persons of our borrower;

•	Pledge to us of the equity interest in the borrower by its controlling persons; and

•	Personal guarantees from the borrower’s controlling persons.
      Although we seek to incorporate some or all of these provisions in our subordinated financings, we may not be able to negotiate the inclusion of any or all of them. Moreover, none of these factors will assure that these loans are collected. See “Risk Factors — Investment Activity Risks” below.
      We often provide bridge financing where our borrower is unable to obtain financing from traditional institutional lenders and lenders that securitize loans within our borrower’s time constraints or because our borrower or the related real estate does not fall within the lending guidelines of these other lenders. Our bridge loans are structured as senior loans that may have a stated term of several years but that we anticipate will be refinanced by our borrower with these other lenders within a shorter term. There can be no assurance that our bridge loans will be prepaid and so we analyze these loans assuming we may hold them to maturity.
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
      In addition to an agreed upon interest rate, we seek to enhance our return on investment on our real estate loans by obtaining prepaid interest or “points,” commitment fees, exit fees, cash flow and appreciation interests, or a combination of these fees and interests, from our borrowers. Cash flow and appreciation interests require a borrower to pay us additional amounts based upon a property’s generation of positive cash flow or increase in value. We may also provide additional services to a borrower for which we may obtain consulting fees.
      We may also seek to enhance our return by “leveraging” our loan in appropriate circumstances by selling a senior participation in the loan to another lender or by assigning our loan under one of our lines of credit to collateralize an advance under the line of credit. In either case, we do this only where we expect that the interest payable under the participation or the line of credit will be less than the interest we receive from our loan so that we benefit from the portion of the interest we retain and the opportunity to seek to re-invest the proceeds of the participation or advance at a higher return.
Loan Acquisition
      We also invest in real estate by acquiring existing real estate loans held by banks, other institutional lenders or third-party investors. When we acquire existing loans, we generally buy them at a discount from both the outstanding balances of the loans and the appraised value of the properties underlying the loans. Typically, discounted loans are in default under the original loan terms or other requirements and are subject to forbearance agreements. A forbearance agreement typically requires a borrower to pay to the lender all revenue from a property after payment of the property’s operating expenses in return for the lender’s agreement to withhold exercising its rights under the loan documents. We will not acquire any loan, however, unless material steps have been taken toward resolving problems with the loan, or its underlying property. We seek to acquire loans for which completion of the resolution process will enhance our total return through increased yields or realization of some portion or all of the discount at which they were acquired.
Acquisition of Real Estate Interests
      Our real estate interests are comprised of equity interests in entities that directly or indirectly own real estate. We categorize these interests between those that give us control over the entity and those that do not. We consolidate the financial results of any entities which we control and refer to them as consolidated real estate interests. Most of our non-controlling equity interests arise out of our making equity investments in entities that own real estate or the parent of such an entity with preferred rights over other equity holders in that entity. We account for our non-controlling interests in limited partnerships under the equity method of accounting, unless such interests meet the requirements of EITF D-46, “Accounting for Limited Partnership Investments” to be accounted for under the cost method of accounting. In accordance with EITF 03-16, “Accounting for Investments in Limited Liability Companies,” our accounting policy for our non-controlling interests in limited liability companies is the same as it is for our non-controlling interests in limited partnerships. We refer to these non-controlling interests as unconsolidated real estate interests.
      We generate a return on our consolidated interests through our share of rents and other sources of income from the operations of the real estate underlying our investment. We may also participate in capital appreciation in addition to current income. In appropriate circumstances we may also seek to enhance our return on these investments by “leveraging” or borrowing against this real estate underlying our investment.
      Acquiring these consolidated interests also assists us in our tax planning. Many of our loans have features that may result in timing differences between the actual receipt of income and the inclusion of that income in arriving at our REIT taxable income. For example, when a loan provides for interest at a rate in excess of the minimum monthly required payment, there is a timing difference between the cash collection of income and the accrual of taxable income. The recognition of non-cash income would increase the amount that we must distribute to our shareholders (to avoid corporate income tax in such year), although we may not receive contemporaneous corresponding cash payments. Depreciation deductions associated with our consolidated real estate interests and other non-cash expenses, however, help offset such adverse tax effects.
      In certain circumstances, Financial Interpretation No. 46(R), or FIN 46(R), “Consolidation of Variable Interest Entities,” may require consolidation of a “variable interest entity” (as defined in FIN 46(R)) if we are the primary beneficiary of that entity. While we seek to structure our investments so that FIN 46(R) will not require consolidation, changed circumstances or changing interpretations of FIN 46(R), among other factors, may require such consolidation. We have included one variable interest entity in our consolidated financial statements. For further discussion of this investment, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Critical Accounting Policies and Judgments.”
      We generate a return on our unconsolidated real estate interests primarily through distributions to us at a fixed rate based upon our investment from the net cash flow of the underlying real estate. We usually use this investment structure as an alternative to a mezzanine loan where the financial needs and tax situations of the borrower, the terms of senior financing secured by the underlying real estate or other circumstances make a mezzanine loan undesirable. In these situations, the remaining equity in the entity is held by other investors who retain control of the entity. These unconsolidated real estate interests generally give us a preferred position over the remaining equity holders as to distributions and upon liquidation, sale or refinancing, provide for distributions to us and a mandatory redemption date. They may have conversion or exchange features and voting rights in certain circumstances. In the event of non-compliance with certain terms of our unconsolidated interests, our unconsolidated interests may provide that our interest becomes the controlling or sole equity interest in the entity. Although we seek to incorporate some or all of these provisions in our unconsolidated real estate interest financings, we may not be able to negotiate the inclusion of any or all of them. Moreover, none of these factors will assure the return on our investment. In addition, all of the entities in which we have non-controlling interests are subject to other financing that ranks senior to our investment. The terms of this senior financing may limit or restrict distributions by the entity to us in the event of a default under such senior financing. See “Risk Factors — Investment Activity Risks” below. We believe that our ability to provide a financing structure through these unconsolidated interests is advantageous because it allows us flexibility in addressing our borrower’s situation in situations where debt financing may not be appropriate while providing us with rights we believe are sufficient to protect our return on our investment.
Sources of Potential Real Estate Investments
      To generate loan originations, loan acquisitions and investments in real estate interests, we rely primarily upon the relationships developed by our senior management in the mortgage lending, real estate and real estate finance industries with developers, commercial real estate brokers, mortgage bankers, real estate investors and other direct borrowers or referral sources. With respect to loan acquisition, we also rely on our senior management’s existing knowledge of and relationships with institutional lenders who may wish to dispose of under-performing loans in their existing portfolios that meet our financing criteria. These institutional lenders may also refer to us loan opportunities presented to them that they do not wish to underwrite.
      We have also initiated several programs intended to increase our sources for originating investments in real estate. In our “seamless mezzanine program,” we initiated arrangements with several first-lien conduit lenders establishing the terms on which we would provide mezzanine loans in conjunction with first lien loans made by these lenders. Our “AcceleRAIT” program uses proprietary methods to seek to identify borrowers who may be seeking to refinance their loans. We also started a “correspondent” program seeking to establish arrangements with potential referral sources. There can be no assurance, however, that these programs will result in increased originations of real estate investments. We do not have specific financial guidelines with respect to the percentage of our portfolio generated from any particular source, but we monitor this regularly.
Certain Financial Guidelines
      We have established financial guidelines for use in evaluating potential investments in real estate. We may depart from one or more of the guidelines in underwriting any particular investment depending on the overall characteristics of that investment. The general guidelines with regard to the real estate underlying a potential investment in a real estate loan or real estate interest include the following:

•	the ratio of current cash flow to debt service on senior lien loans will be at least 1.25 to 1;

•	the ratio of current cash flow to debt service and other payments due on both senior loans and our investment will be at least 1.1 to 1;

•	the aggregate of all outstanding senior debt may not exceed 80% of the appraised value of the property, and

•	the borrower’s equity investment will be at least 10% of either the appraised value, or the total cost of the property, depending upon the situation.
      The “appraised value” of a property, for purposes of the guidelines, is the estimate by an independent real estate appraiser of the fair market value of the property, taking into account standard valuation methodologies.
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
Investment Procedures
      Prior to making any investment, we engage in a set of review procedures. We estimate the value of the underlying property based upon a recent independent appraisal. We make an on-site inspection of the property and, where appropriate, require further inspections by engineers, architects or property management consultants. We may also retain environmental consultants to review potential environmental issues. We obtain and review available rental, expense, maintenance and other operational information regarding the property and prepare cash flow and debt service analyses. We also evaluate the overall real estate market relative to the investment. For acquired loans, we evaluate the adequacy of the loan documentation, e.g., the existence and adequacy of notes, mortgages, collateral assignments of rents and leases, title policies insuring lien positions, and other available information, such as credit and collateral files and the efficacy of programs in place to resolve existing problems. We do not have a specific financial guideline with respect to the amount of investments we may make with any particular borrower and its affiliates, but our overall exposure is monitored to evaluate any undue concentrations of risk. In addition, we analyze the potential treatment of each investment for purposes of reporting on our financial statements and compliance with REIT and other legal requirements. With regard to real estate interests, we also require satisfactory evidence, generally in the form of title insurance, that we, or the entity owning the property in which we acquire an interest, has or will acquire good and marketable title to the property, subject only to such encumbrances as we find acceptable. We base the amount of our investment upon the foregoing evaluations and analyses. We may modify these procedures as appropriate in particular situations.
      After making an investment, we follow specified procedures to monitor its performance and compliance. We generally require that all revenues from the underlying property be deposited into an operating account of which we are the sole signatories. On a monthly basis, we pay the senior debt service, collect our debt service or other payments due us, and all reserves required by the terms of any senior debt or our investment, and then transfer the balance of the funds to the borrower. In some situations, the borrower pays property expenses from an account that is subject to our review and approval before payment. The borrower must supply monthly operating statements and annual financial statements and tax returns for the property and/or the entity that owns the property. We may also require a borrower to obtain our approval before any material contract or commercial lease with respect to the property is executed and that the borrower prepare annual budgets for the property which we must review and approve.
Location of Properties Relating to Investments
      We generally invest in properties located in mature markets in the Mid-Atlantic, Southeast and Mid-West regions of the United States. We have also invested in real estate located in mature markets in the West and Northeast regions of the United States. Although we anticipate that we will continue to focus on these regions for the foreseeable future, we have no geographic limitations within our organizational documents on where we may invest and, accordingly, we may invest in other areas.
Types of Properties Relating to Investments
      We focus our investing activities on multi-family residential, office, retail and other commercial properties. We do not normally invest in undeveloped property, or make investments in situations involving construction except where the underlying property, and any additional real estate collateral we may require as security, as it exists at the time of investment, meets our loan-to-value and cash flow guidelines. We have no limitations within our organizational documents on the amount or percentage of our loans or investments we may make in any category of property.

Loan Portfolio
      The following table sets forth information regarding our loans as of December 31, 2004:

	Book Value	Number	Average Loan	Range of	Range of
Type of Loan	of Loans	of Loans	to Value(1)	Loan Yields(2)	Maturities

First mortgages	$233,831,194	24	66%	6.2% - 22.0%	3/29/05 - 10/29/07
Mezzanine loans	$257,477,540	61	85%	10.0% - 20.5%	4/1/05 - 4/30/21

(1)	Calculated as the sum of the outstanding balance of our loan and senior loan (if any) divided by the current appraised value of the underlying collateral.

(2)	Our calculation of loan yield includes points charged.
      Not included in the loan table above is a first mortgage with a carrying amount of $40.8 million This loan is considered a “variable interest” in a “variable interest entity” (as defined in FIN 46(R)), and we are the primary beneficiary of that entity. Accordingly, we have included the variable interest entity in our consolidated financial statements. For further discussion, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Critical Accounting Policies and Judgments.”
Portfolio of Real Estate Interests

Consolidated Real Estate Interests
      As of December 31, 2004, we owned the following controlling interests in entities that own real estate. We account for these interests on a consolidated basis:

•	89% general partnership interest in a limited partnership that owns a building in Philadelphia, Pennsylvania with 456,000 square feet of office/retail space. We acquired our ownership interest for $750,000 and, in March 2001, we acquired two subordinated loans with respect to this property for $20.2 million. The aggregate original principal amount of the two loans was $23.2 million. In addition to these two loans, the property was originally subject to non-recourse financing of $44.0 million ($40.8 million at December 31, 2004), which bears interest at an annual rate of 6.85% and is due on August 1, 2008.

•	100% limited and sole general partnership interest in a limited partnership that owns an office building in Rohrerstown, Pennsylvania with 12,630 square feet on 2.93 acres used as a diagnostic imaging center. We acquired this interest for $1.7 million. After acquisition, we obtained non-recourse financing of $1.1 million ($983,300 at December 31, 2004), which bears interest at an annual rate of 7.33% and is due on August 1, 2008.

•	100% membership interest in a limited liability company that owns a 216-unit apartment complex and clubhouse in Watervliet, New York. We acquired this property in January 2002 for $8.7 million, which included the assumption of non-recourse financing in the original principal amount of $5.5 million ($5.2 million at December 31, 2004). The loan we assumed bears interest at an annual rate of 7.27% and matures on January 1, 2008.

•	84.6% membership interest in a limited liability company that owns a 44,517 square foot office building in Rockville, Maryland. In October 2002, we acquired 100% of the limited liability company for $10.7 million and simultaneously obtained non-recourse financing of $7.6 million ($7.3 million at December 31, 2004). The loan bears interest at an annual rate of 5.73% and is due November 1, 2012. In December 2002 we sold a 15.4% interest in the limited liability company to a partnership whose general partner is a son of our chairman and chief executive officer. The buyer paid $513,000, which approximated the book value of the interest being purchased. No gain or loss was recognized on the sale.

•	100% membership interest in a limited liability company that owns a 110,421 square foot shopping center in Norcross, Georgia. In 1998, we made loans in the aggregate amount of $2.8 million to the former owner of the property. In July 2003, we negotiated our acquisition of this property from this former owner. At that time, we assumed the existing senior, non-recourse mortgage financing on the property ($9.1 million outstanding at December 31, 2004), which bears interest at an annual rate of 7.55% and is due on December 1, 2008. This property currently generates a level of net operating income that is sufficient to service the senior loan and to provide us with a current return on our real estate investment that is comparable to our original loan terms.

•	First mortgage with a carrying amount of $40.8 million secured by a 594,000 square foot office building in Milwaukee, Wisconsin. In June 2003, we purchased the loan, which had a face value in excess of $40.0 million, for $26.8 million. Upon entering into a forbearance agreement with the owner of the property in August 2004, we determined that the borrowing entity was a variable interest entity (as defined in FIN 46(R)) of which we were the primary beneficiary. Accordingly, we have included the variable interest entity in our consolidated financial statements. For further discussion see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Critical Accounting Policies and Judgments.”

Unconsolidated Real Estate Interests
      As of December 31, 2004, we owned the following unconsolidated, non-controlling equity interests in entities owning real estate:

•	11% limited partnership interest in a limited partnership that owns a 500-unit multi-family apartment building in Philadelphia, Pennsylvania. We owned 100% of the limited partnership (cost of $19.8 million) until December 30, 2002, at which time we sold a 49% limited partnership interest (book value of $1.2 million) to a third party for $4.1 million, thus recognizing a gain of $2.9 million. On March 31, 2003, we sold a 40% limited partnership interest and sole general partnership interest (negative book value of $1.4 million) to the same third party for $914,000, thus recognizing a gain of $2.4 million. The property is subject to non-recourse financing of $19.5 million at December 31, 2004, which is comprised of:

•	$14.2 million, which bears interest at an annual rate of 7.73% and is due on December 1, 2009

•	$2.2 million, which bears interest at an annual rate of 7.17% and is due on March 1, 2012

•	$1.8 million, which bears interest at an annual rate of 6.2% and is due on December 1, 2009 and

•	$1.3 million, which we provided to the purchaser of our 89% partnership interests which bears interest at an annual rate of 4.74% and is due on June 1, 2010. This loan is included in “Investments in real estate loans, net” on our balance sheet.

•	20% beneficial interest in a trust that owns a 58-unit apartment building in Philadelphia, Pennsylvania and a 20% partnership interest in a general partnership that owns an office building with 31,507 square feet in Alexandria, Virginia. In September 2002, we received these interests, together with a cash payment of $2.5 million, in repayment of two of our loans with a combined net book value of $2.3 million. We recorded these interests at their current fair value based upon discounted cash flows and recognized income from loan satisfaction in the amount of $3.2 million. As of December 31, 2004, the Pennsylvania property is subject to non-recourse financing of $3.0 million bearing interest at 6.04% and maturing on February 1, 2013. The Virginia property is subject to non-recourse financing of $3.5 million bearing interest at 6.75% and maturing on March 1, 2013.

•	3% membership interest in a limited liability company that is the sole member of a limited liability company which owns a 265-unit apartment complex in Germantown, Maryland. We acquired our interest in December 2002 for $6.1 million. We received two partial repayments of our investment, one in October 2003 in the amount of $1.4 million and the other in March 2004 in the amount of $2.9 million. The property is subject to non-recourse financing comprised of two notes, one for $22.1 million at December 31, 2004, which bears interest at an annual rate of 5.78% and the other for $4.2 million at December 31, 2004, which bears interest at an annual rate of 5.98%. Both notes are due on January 1, 2013.

•	Class B limited partnership interest in a limited partnership that owns a 363-unit multifamily apartment complex in Pasadena (Houston), Texas. We acquired our interest in September 2003 for $1.9 million. In July 2004, we contributed an additional $600,000 to the limited partnership. The property is subject to non-recourse financing of $8.0 million at December 31, 2004, which bears interest at the 30-day London interbank offered rates, or LIBOR, plus 3.0% (5.4% at December 31, 2004) with a LIBOR floor of 2.0% and an overall interest rate cap of 6.0%, and is due on October 9, 2005.

•	3% interest in a limited liability company that owns a 504-unit multifamily apartment complex in Sugarland (Houston), Texas. We acquired our interest in April 2004 for $5.6 million. The property is subject to non-recourse financing of $14.6 million at December 31, 2004, which bears interest at an annual rate of 4.84%, and is due in November 1, 2009.

•	Preferred membership interest in a limited liability company that owns a 537,400 square foot office building in Cincinnati, Ohio. We acquired our interest in March 2004 for $6.0 million. The property is subject to non-recourse financing of $55.5 million at December 31, 2004, which bears interest at the 30-day London interbank rates, or LIBOR, plus 3.4% (5.8% at December 31, 2004) with a LIBOR floor of 1.1% and is due April 9, 2006.

•	0.1% Class B membership interest in a limited liability company that has an 89.94% interest in a trust that owns a 737,308 square foot 35-story urban office building in Chicago, Illinois. We acquired our interest in December 2004 for $19.5 million. The property is subject to non-recourse financing of $91.0 million at December 31, 2004, which bears interest at an annual rate of 5.3% and is due January 1, 2015.

•	Class B membership interests in each of two limited liability companies which together own a 231-unit multifamily apartment complex in Wauwatosa, Wisconsin. We acquired our membership in December 2004 for $2.9 million. The property is subject to non-recourse financing of $18.0 million at December 31, 2004, which bears interest at 5.3% and is due January 1, 2014.
Competition
      We are engaged in a competitive business. In originating and acquiring assets, we compete with public and private companies, including other finance companies, mortgage banks, pension funds, savings and loan associations, insurance companies, institutional investors, investment banking firms and other lenders and industry participants, as well as individual investors. Existing industry participants and potential new entrants compete with us for the available supply of investments suitable for origination or acquisition, as well as for debt and equity capital. Certain of our competitors are larger than us, have longer operating histories, may have greater access to capital and other resources, and may have other advantages over us in conducting certain businesses and providing certain services.
Employees
      As of March 1, 2005, we had 30 employees and believe our relationships with our employees to be good. Our employees are not represented by a collective bargaining agreement.

Risk Factors
      This section describes material risks affecting our business. In connection with the forward-looking statements that appear in this annual report, you should carefully review the factors discussed below and the cautionary statements referred to in “Forward-Looking Statements.”
Investment Activity Risks
      The value of our investments depends on conditions beyond our control. Our investments are primarily loans secured directly or indirectly by real estate, interests in entities whose principal or sole assets are real estate or direct ownership of real estate. As a result, the value of our investments depends primarily upon the value of the real estate underlying our investments which is affected by numerous factors beyond our control including general and local economic conditions, neighborhood values, competitive overbuilding, weather, casualty losses, occupancy rates and other factors beyond our control. The value of this underlying real estate may also be affected by factors such as the costs of compliance with use, occupancy and similar regulations, potential or actual liabilities under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be adversely affected if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. Operating and other expenses of this underlying real estate, particularly significant expenses such as mortgage payments, insurance, real estate taxes and maintenance costs, generally do not decrease when income decreases and, even if revenues increase, operating and other expenses may increase faster than revenues.
      Any investment may also be affected by a borrower’s failure to comply with the terms of our investment, borrower’s bankruptcy, insolvency, reorganization or foreclosure proceedings, all of which may require us to become involved in expensive and time-consuming litigation. Some of our investments defer some portion of our return to loan maturity or the mandatory redemption date. The borrower’s ability to satisfy these deferred obligations may depend upon its ability to obtain suitable refinancing or to otherwise raise a substantial amount of cash. These risks may be subject to the same considerations we describe in this “Investment Activity Risks” section.
      Longer term, subordinate and non-traditional loans may be illiquid and their value may decrease. Our loans generally have maturities between two and five years, are subordinated and typically do not conform to traditional loan underwriting criteria. Our loans are relatively illiquid investments and we may be unable to vary our portfolio promptly in response to changing economic, financial and investment conditions. As a result, the fair market value of our portfolio may decrease in the future.
      Our real estate interests are illiquid and their value may decrease. Real estate interests are relatively illiquid. Therefore, we may have only a limited ability to vary our portfolio of real estate interests quickly in response to changes in economic or other conditions. As a consequence, the fair market value of some or all of our real estate interests may decrease in the future. Provisions in the Internal Revenue Code and related regulations impose a 100% tax on gains realized by a REIT from property held as a dealer primarily for sale to customers in the ordinary course of business. These provisions may limit our ability to sell our real estate interests. For a discussion of federal income tax considerations in selling a real estate interest, you should read “Risk Factors — Legal and Tax Risks — Gain on disposition of assets deemed held for sale in ordinary course subject to 100% tax.”
      Our subordinated investments may involve increased risk of loss. We emphasize mezzanine loans and other forms of subordinated financing, such as investments consisting of unconsolidated real estate interests. Because of their subordinate position, these subordinated investments carry a greater credit risk than senior lien financing, including a substantially greater risk of non-payment. If a borrower defaults on our subordinated investment or on debt senior to us, our subordinated investment will be satisfied only after the senior debt is paid off, which may result in our being unable to recover the full amount, or any, of our investment. A decline in the real estate market could adversely affect the value of the property so that the aggregate outstanding balances of senior liens may exceed the value of the underlying property.

      Where debt senior to our investment exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process. In the event of a default on a senior loan, we may elect to make payments, if we have the right to do so, in order to prevent foreclosure on the senior loans. When we originate or acquire a subordinated investment, we may not have the right to service senior loans. The servicers of the senior loans are responsible to the holders of those loans, whose interests will likely not coincide with ours, particularly in the event of a default. Accordingly, the senior loans may not be serviced in a manner advantageous to us. It is also possible that, in some cases, a “due on sale” clause included in a senior mortgage, which accelerates the amount due under the senior mortgage in case of the sale of the property, may apply to the sale of the property if we foreclose, increasing our risk of loss.
      We have loans that are not collateralized by recorded or perfected liens on the real estate underlying our loans. Some of the loans not collateralized by liens are secured instead by deeds-in-lieu of foreclosure, also known as “pocket deeds.” A deed-in-lieu of foreclosure is a deed executed in blank that the holder is entitled to record immediately upon a default in the loan. Loans that are not collateralized by recorded or perfected liens are subordinate not only to existing liens encumbering the underlying property, but also to future judgments or other liens that may arise as well as to the claims of general creditors of the borrower. Moreover, filing a deed-in-lieu of foreclosure with respect to these loans will usually constitute an event of default under any related senior debt. Any such default would require us to assume or pay off the senior debt in order to protect our investment. Furthermore, in a borrower’s bankruptcy, we will have materially fewer rights than secured creditors and, if our loan is secured by equity interests in the borrower, fewer rights than the borrower’s general creditors. Our rights also will be subordinate to the lien-like rights of the bankruptcy trustee. Moreover, enforcement of our loans against the underlying properties will involve a longer, more complex, and likely, more expensive legal process than enforcement of a mortgage loan. In addition, we may lose lien priority in many jurisdictions, to persons who supply labor and materials to a property. For these and other reasons, the total amount that we may recover from one of our investments may be less than the total amount of that investment or our cost of an acquisition of an investment.
      Our investments in unconsolidated real estate interests may involve increased risk of loss. We may originate or acquire investments consisting of unconsolidated real estate interests. These investments may be illiquid or otherwise have features that may make it difficult for us to obtain a return of our investment in the event of default. These investments will be subordinate not only to existing liens encumbering the underlying property but also to future judgment or other liens that may arise and to the claims of general creditors of the owner of the underlying properties.
      Loans secured by equity interests in entities owning real estate may involve increased risk of loss. We may originate or acquire loans secured by direct and/or indirect interests in entities owning real estate rather than by a direct security interest in the underlying properties. These loans may be illiquid or otherwise have features that may make it difficult for us to obtain a return of our investment in the event of a default. Loans secured by these interests will be subordinate not only to existing liens encumbering the underlying property but also to future judgments or other liens that may arise and to the claims of general creditors of the owner of the underlying properties.
      Acquisitions of loans may involve increased risk of loss. When we acquire existing loans, we generally do so at a discount from both the outstanding balances of the loans and the appraised value of the properties underlying the loans. Typically, discounted loans are in default under the original loan terms or other requirements and are subject to forbearance agreements. A forbearance agreement typically requires a borrower to pay to the lender all revenue from a property after payment of the property’s operating expenses in return for the lender’s agreement to withhold exercising its rights under the loan documents. Acquiring loans at a discount involves a substantially higher degree of risk of non-collection than loans that conform to institutional underwriting criteria. We do not acquire a loan unless material steps have been taken toward resolving problems with the loan, or its underlying property. However, previously existing problems may recur or other problems may arise.
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
      Interest rate changes may adversely affect our investments. Changes in interest rates affect the market value of our investment portfolio. In general, the market value of a loan will change in inverse relation to an interest rate change where a loan has a fixed interest rate or only limited interest rate adjustments. Accordingly, in a period of rising interest rates, the market value of such a loan will decrease. Moreover, in a period of declining interest rates, real estate loans with rates that are fixed or variable only to a limited extent may have less value than other income-producing securities due to possible prepayments. Interest rate changes will also affect the return we obtain on new loans. In particular, during a period of declining rates, our reinvestment of loan repayments may be at lower rates than we obtained in prior investments or on the repaid loans. Also, increases in interest rates on debt we incur may not be reflected in increased rates of return on the investments funded through such debt, which would adversely affect our return on those investments. Accordingly, interest rate changes may materially affect the total return on our investment portfolio, which in turn will affect the amount available for distribution to shareholders.
      We may not obtain appreciation interests at the rate we seek, or at all, and we may not benefit from appreciation interests we do obtain. In addition to an agreed upon interest rate, we occasionally obtain appreciation interests from our borrowers. Appreciation interests require a borrower to pay us a percentage of the property’s excess cash flow from operations , or of the net proceeds resulting from the property’s sale or refinance. The appreciation interests we have historically obtained have ranged from 5-30%. However, in the future we may not be able to obtain appreciation interests in this range or at all. In addition, while we have sought to structure the interest rates on our existing loans to maximize our current yield, we may in the future accept a lower interest rate to obtain an appreciation interest. The value of any appreciation interest depends on the performance and value of the property underlying the loan and, thus, is subject to real estate investment risks. Accordingly, we may not realize any benefits from our appreciation interests.
      Appreciation interests may cause us to lose our lien priority. Because appreciation interests allow us to participate in the increase in a property’s value or revenue, courts, including a court in a borrower’s bankruptcy arrangement or similar proceeding, could determine that we should be treated as a partner of, or joint venturer with, the borrower. If a court makes that determination, we could lose our lien priority in the property or lose any benefit of our lien.
      The competition for making investments in real estate may limit our ability to achieve our objectives. We may encounter significant competition from public and private companies, including other finance companies, mortgage banks, pension funds, savings and loan associations, insurance companies, institutional investors, investment banking firms and other lenders and industry participants, as well as individual investors. This competition could reduce our yields and make it more difficult to obtain appreciation interests. It may also increase the price, and thus reduce potential yields, on discounted loans we acquire. Many of our competitors have substantially greater assets than we do. As such, they have the ability to make larger loans and to reduce the risk of loss from any one loan by having a more diversified loan portfolio. An increase in the general availability of funds to lenders, or a decrease in the amount of borrowing activity, may increase competition for making loans and may reduce obtainable yields or increase the credit risk inherent in the available loans.
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
      Lease expirations, lease defaults and lease terminations may adversely affect our revenue. Lease expirations, lease defaults and lease terminations may result in reduced revenues from our real estate interests if the lease payments received from replacement tenants are less than the lease payments received from the expiring, defaulting or terminating tenants. In addition, lease defaults by one or more significant tenants, lease terminations by tenants following events causing significant damage to the property or takings by eminent domain, or the failure of tenants under expiring leases to elect to renew their leases, could cause us to experience long periods with reduced or no revenue from a facility and to incur substantial capital expenditures in order to obtain replacement tenants.
      We may need to make significant capital improvements to our properties in order to remain competitive. The properties underlying our consolidated real estate interests may face competition from newer, more updated properties. In order to remain competitive, we may need to make significant capital improvements to these properties. In addition, in the event we need to re-lease a property, we may need to make significant tenant improvements. The costs of these improvements could adversely affect our financial performance.
      Uninsured and underinsured losses may affect the value of, or our return from, our real estate interests. Our properties, and the properties underlying our loans, have comprehensive insurance in amounts we believe are sufficient to permit the replacement of the properties in the event of a total loss, subject to applicable deductibles. There are, however, certain types of losses, such as earthquakes, floods, hurricanes and terrorism that may be uninsurable or not economically insurable. Also, inflation, changes in building codes and ordinances, environmental considerations and other factors might make it impractical to use insurance proceeds to replace a damaged or destroyed property. If any of these or similar events occurs, it may reduce our return from an affected property and the value of our investment.
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
      Compliance with Americans with Disabilities Act may adversely affect our financial condition. Under the Americans with Disabilities Act of 1990, all public accommodations must meet federal requirements for access and use by disabled persons. In spite of our investment procedures, it is possible that real estate relating to one of our investments could be found not to fully comply with the Americans with Disabilities Act. Such a finding could result in liability for both governmental fines and damages to private parties. This could reduce the revenues from that real estate that otherwise would be available to our borrower to pay interest on our loans or reduce the income to us from our interest in that real estate. As a result, if we or our borrowers were required to make unanticipated major modifications to comply with the Americans with Disabilities Act, the resulting expense could adversely affect our ability to make distributions to our shareholders.
      Because we must distribute a substantial portion of our income to our shareholders, we will continue to need additional debt and/or equity capital to grow. We generally must distribute at least 90% of our taxable income to our shareholders to maintain our REIT status. As a result, those earnings will not be available to fund our activities. We have historically funded our operations by borrowing from financial institutions and raising capital in the public capital markets. We expect to continue to fund our operations this way. If we fail to obtain funds from these sources, it could limit our ability to grow, which could have a material adverse effect on the value of our common shares.
      Lack of geographic diversification exposes our investments to a higher risk of loss from regional economic factors. We generally invest in real estate located in mature markets in the Mid-Atlantic, Southeast and Mid-West regions of the United States. We have also invested in real estate located in mature markets in the West and Northeast regions of the United States. Although we anticipate that we will continue to focus on these regions for the foreseeable future, we are not subject to any geographic limitations within our organizational documents regarding where we may invest and, accordingly, we may make investments in other areas as appropriate opportunities are identified. This lack of geographic diversification may make our investment portfolio more sensitive to economic developments within a regional area, which may result in reduced rates of return or higher rates of default than might be incurred with a more geographically diverse investment portfolio.
      Our use of debt to fund our investments can reduce income available for distribution and cause losses. Our organizational documents do not limit the amount of indebtedness we may incur. Using leverage, whether with recourse to us generally or only with respect to a particular property, to acquire investments creates an opportunity for increased net income, but at the same time creates risks. For example, leverage can reduce the net income available for distributions to shareholders in periods of rising interest rates where interest rate increases are greater than increases in the rates of return on our investments. Therefore, we cannot be sure that our use of debt to fund our investments will prove to be beneficial. Moreover, when our assets secure our debt, we can lose some or all of our assets through foreclosure if we do not meet our debt service obligations.
      We use variable rate lines of credit to leverage fixed rate lending assets which may adversely affect our returns if interest rates rise. We often use amounts borrowed under our lines of credit to leverage investments we make. Our lines of credit bear interest at variable rates. Our investments usually have a fixed rate of return. In the event the interest rate on amounts borrowed under these lines of credit to leverage our investments rises, the return on these investments may be adversely affected.
      Concentration of our investments increases our dependence on individual investments. Although we generally invest between $2.0 million and $50.0 million in a loan or real estate interest, our organizational documents do not limit the size of our investments. If we make larger investments, our portfolio will be concentrated in a smaller number of assets, increasing the risk of loss to shareholders if a default or other problem arises with respect to any one investment. If we make material investments in any single borrower or group of affiliated borrowers, the failure of that borrower or group to perform their obligations to us could increase the risk of loss to our shareholders.
      Adverse developments in any arrangement with a third party that was the source of a material amount of our investments could adversely impact our growth. Our growth is dependent on our ability to continue to generate sufficient attractive investment opportunities. We have initiated numerous arrangements with third parties intended to increase our sources for originating investments in real estate. In our “seamless mezzanine” program, we initiated arrangements with several first-lien conduit lenders establishing the terms on which we would provide mezzanine loans in conjunction with first lien loans made by these lenders. We also started a “correspondent” program seeking to establish arrangements with potential referral sources. In the event any arrangement with a particular third party, whether through these programs or otherwise, became the source of a large percentage of our investments, any adverse developments in such an arrangement could adversely impact our growth. Failure of that arrangement could reduce our ability to maintain and build our portfolio.
      Quarterly results may fluctuate and may not be indicative of future quarterly performance. Our quarterly operating results could fluctuate; therefore, you should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in our investment origination volume, variations in the timing of repayments, variations in the amount of time between our receipt of the proceeds of a securities offering and our investment of those proceeds in loans or real estate interests, market conditions that result in increased cost of funds, the degree to which we encounter competition in our markets and general economic conditions.

Legal and Tax Risks
      We will be taxed as a regular corporation if we fail to maintain our REIT status. We have operated and intend to continue to operate in a manner that permits us to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are complex, and we have not obtained a ruling from the Internal Revenue Service about our status as a REIT. We have received an opinion of counsel that we qualify as a REIT based on our current operations and on certain assumptions and representations concerning future operations. Opinions of counsel are not binding on the Internal Revenue Service or any court. The opinion only represents the view of counsel based on counsel’s review and analysis of existing law. Furthermore, our continued qualification as a REIT will depend on our satisfaction of the asset, income, organizational, distribution and shareholder ownership requirements of the Internal Revenue Code on a continuing basis.
      If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to shareholders will not be deductible in computing our taxable income. Corporate tax liability would reduce the amount of cash available for distribution to our shareholders which, in turn, may reduce the trading prices of our common shares. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.
      “Phantom income” may require us to borrow or sell assets to meet REIT distribution requirements. We must distribute at least 90% of our annual net taxable income, excluding any net capital gain or retained capital gain, in order to maintain our REIT status. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

•	85% of our ordinary income for that year,

•	95% of our capital gain net income for that year, and

•	100% of our undistributed taxable income from prior years.
      We have complied and intend to continue to comply with these distribution requirements. However, in some instances, the structure of our loans may require us to recognize income for federal income tax purposes even though we do not receive corresponding cash payments. This income recognition, in turn, increases the amount that we must distribute in order to avoid corporate income tax for that year unless there is an equivalent amount of deductions that do not require expenditures of cash, such as depreciation on owned real estate. This “phantom income” may arise for us in the following ways:

•	Origination of loans with appreciation interests may be deemed to have original issue discount for federal income tax purposes. Original issue discount is generally equal to the difference between an obligation’s issue price and its stated redemption price at maturity. This “discount” must be recognized as income over the life of the loan even though the corresponding cash will not be received until maturity.

•	Our loan terms may provide for both an interest “pay” rate and “accrual” rate. When this occurs, we recognize interest based on the sum of the pay rate and the accrual rate, but only receive cash at the pay rate until maturity of the loan, at which time all accrued interest is due and payable.

•	Our loans or unconsolidated real estate interests may contain provisions whereby the benefit of any principal amortization of the underlying senior debt inures to us. We recognize this benefit as income as the amortization occurs, with no related cash receipts until repayment of our loan.

•	Sales or other dispositions of consolidated real estate interests, as well as significant modifications to loan terms may result in timing differences between income recognition and cash receipts.
      If any of the above circumstances occurs, it could require us, in order to avoid corporate income tax and the nondeductible excise tax, to borrow funds, sell assets at times which may not be advantageous to us, distribute amounts that represent a return of capital, or distribute amounts that would otherwise be spent on future acquisitions, unanticipated capital expenditures or repayment of debt. To offset these risks, we have invested and intend to continue to invest, as appropriate, in consolidated real estate interests so that the non-cash depreciation deductions associated with these investments may help offset our non-cash income.
      Origination fees we receive will not be REIT qualifying income. We must satisfy two gross income tests annually to maintain qualification as a REIT. First, at least 75% of our gross income for each taxable year must consist of defined types of income that we derive, directly or indirectly, from investments relating to real property or mortgages on real property or temporary investment income. Qualifying income for purposes of that 75% gross income test generally includes:

•	rents from real property,

•	interest on debt secured by mortgages on real property or on interests in real property, and

•	dividends or other distributions on and gain from the sale of shares in other REITs.
      Second, in general, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, dividends, other types of interest, gain from the sale or disposition of stock or securities, income from certain interest rate hedging contracts, or any combination of the foregoing. Gross income from any origination fees we obtain or from our sale of property that we hold primarily for sale to customers in the ordinary course of business is excluded from both income tests.
      Any origination fees we receive will not be qualifying income for purposes of the 75% or 95% gross income tests applicable to REITs under the Internal Revenue Code. We typically receive initial payments, or “points,” from borrowers as commitment fees or additional interest. So long as the payment is for the use of money, rather than for other services provided by us, we believe that this income should not be classified as non-qualifying origination fees. However, the Internal Revenue Service may seek to reclassify this income as origination fees instead of commitment fees or interest. If we cannot satisfy the Internal Revenue Code’s income tests as a result of a successful challenge of our classification of this income, we may not qualify as a REIT.
      Income from certain loans may not be REIT qualifying income. We have purchased and originated loans that are only indirectly secured by real property and may do so in the future. If a senior loan prevents us from recording a mortgage against the property, the junior note held by us may be collateralized by an unrecorded mortgage, a deed-in-lieu of foreclosure, a pledge of equity interests of the borrower, a purchase option or some other arrangement. In these situations, the Internal Revenue Service may conclude that interest on our loans does not constitute interest from obligations “secured by mortgages on real property or on interests in real property.” As a result, interest from these sources would not qualify for purposes of the 75% gross income test described above.
      Gain on disposition of assets deemed held for sale in ordinary course subject to 100% tax. If we sell any of our assets, the Internal Revenue Service may determine that the sale is a disposition of an asset held primarily for sale to customers in the ordinary course of a trade or business. Gain from this kind of sale generally will be subject to a 100% tax. Whether an asset is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances of the sale. Although we will attempt to comply with the terms of safe-harbor provisions in the Internal Revenue Code prescribing when asset sales will not be so characterized, we cannot assure you that we will be able to do so.
      A portion of the dividends we distribute may be deemed a return of capital for federal income tax purposes. The amount of dividends we distribute to our common shareholders in a given quarter may not correspond to our taxable income for such quarter. Consequently, a portion of the dividends we distribute may be deemed a return of capital for federal income tax purposes, and will not be taxable but will reduce shareholders’ basis in the underlying common shares.
      Loss of our Investment Company Act exemption would affect us adversely. We believe that we are not an investment company under the Investment Company Act and intend to conduct our operations so that we do not become an investment company. The Investment Company Act exempts from its registration requirements entities that, directly or through majority-owned subsidiaries, are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Under current SEC interpretations, in order to qualify for a “no-action” position from the SEC with respect to the availability of this exemption, at least 55% of our assets must be invested in these liens and interests and we may be required to invest an additional 25% in these types of liens and interests or in other “real estate type” assets. We believe that, generally, a loan will be considered to be a mortgage or other lien on real estate if we obtain foreclosure rights. We typically seek to obtain these rights in our loans. We have not, however, obtained an exemptive order, no-action letter or other form of interpretive guidance from the SEC on this position. If the SEC takes a different position, our portfolio may not have a composition that allows us to qualify under the exemption we claim. If we do not qualify, we must either change our operations and our asset composition to claim the exemption or register as an investment company. Either alternative could adversely affect us and the market price of our shares.
      Our board of trustees may change our policies without shareholder consent. Our board of trustees determines our policies and, in particular, our investment policies. Our board of trustees may amend our policies or approve transactions that deviate from these policies without a vote of or notice to our shareholders. Policy changes could adversely affect the market price of our shares and our ability to make distributions. Our board of trustees cannot take any action to disqualify us as a REIT or to otherwise revoke our election to be taxed as a REIT without the approval of a majority of our outstanding voting shares.
      Our ownership limitation may restrict business combination opportunities. To qualify as a REIT under the Internal Revenue Code, no more than 50% in value of our outstanding capital shares may be owned, directly or indirectly, by five or fewer individuals during the last half of each taxable year. To preserve our REIT qualification, our declaration of trust generally prohibits any person from owning more than 8.3% or, with respect to our original promoter, Resource America, Inc., 15%, of our outstanding common shares and provides that:

•	A transfer that violates the limitation is void.

•	A transferee gets no rights to the shares that violate the limitation.

•	Shares acquired that violate the limitation transfer automatically to a trust whose trustee has all voting and other rights.

•	Shares in the trust will be sold and the record holder will receive the net proceeds of the sale.
      The ownership limitation may discourage a takeover or other transaction that our shareholders believe to be desirable.
      Preferred shares may prevent change in control. Our declaration of trust authorizes our board of trustees to issue preferred shares, to establish the preferences and rights of any preferred shares issued, to classify any unissued preferred shares and reclassify any previously classified but unissued preferred shares, without shareholder approval. The issuance of preferred shares could delay or prevent a change in control, apart from the ownership limitation, even if a majority of our shareholders want control to change.
      Maryland anti-takeover statutes may restrict business combination opportunities. As a Maryland REIT, we are subject to various provisions of Maryland law which impose restrictions and require that specified procedures be followed with respect to the acquisition of “control shares” representing at least ten percent of our aggregate voting power and certain takeover offers and business combinations, including, but not limited to, combinations with persons who own one-tenth or more of our outstanding shares. While we have elected to “opt out” of the control share acquisition statute, our board of trustees has the right to rescind the election at any time without notice to our shareholders.

Item 2.	Properties
      Our principal executive office is located in Philadelphia, Pennsylvania. We sublease this office pursuant to two operating leases that provide for annual rentals based upon the amount of square footage we occupy. The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with The

Bancorp, Inc. We paid rent to Bancorp of approximately $251,000, $244,000 and $183,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The other sublease, which commenced in 2002, is with The Richardson Group, Inc. We paid rent to Richardson of approximately $56,000, $55,000 and $53,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Effective April 1, 2005, the Richardson sublease will terminate and the underlying square footage will be added to the Bancorp sublease at annual rentals based upon the amount of square footage we occupy. Certain of our executive officers have other relationships with Bancorp and Richardson. See notes 12 and 13 of our consolidated financial statements. We also sublease suburban office space at an annual rent of $10,000. This sublease currently terminates in February 2006 but renews automatically each year for a one-year term unless either party sends prior notice of termination of the sublease.
      For a description of our consolidated real estate interests, see Item 1 — “Business — Portfolio of Real Estate Interests — Consolidated Real Estate Interests.”

Item 3.	Legal Proceedings
      As part of our business, we acquire and dispose of real estate investments and, as a result, expect that we will engage in routine litigation in the ordinary course of that business. In December 2002 we entered into a contract pursuant to which we sold the 1% general partnership interest and 88% limited partnership interest in a partnership that owns a property located in Philadelphia, Pennsylvania to affiliates of Michael Axelrod. On August 12, 2004, a complaint was filed in the United States District Court of the Eastern District of Pennsylvania by Axelrod and these affiliates naming us, Brandywine Construction and Management, Inc. and others as defendants. The complaint, which is based upon alleged breaches of contractual representations and/or misrepresentations made with respect to the condition of this property, seeks rescission of the contract and damages. Plaintiffs have made related claims for damages based upon purported breach of contract, and are seeking equitable relief declaring us responsible for certain senior indebtedness on the property. The proceedings are now in the earliest stages and we intend to vigorously defend the matter. Management does not expect that the resolution of this matter will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.

PART II

Item 5.	Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      Our common shares trade on the New York Stock Exchange under the symbol “RAS.” We have adopted a Code of Business Conduct and Ethics (the “Code”) for our trustees, officers and employees intended to satisfy New York Stock Exchange listing standards and the definition of a “code of ethics” set forth in Item 406 of Regulation S-K. We also have adopted Trust Governance Guidelines and charters for the audit, compensation, investment and nominating committees of the board of trustees intended to satisfy New York Stock Exchange listing standards. The Code, these guidelines and these charters are available on our website at http://www.raitinvestmenttrust.com and are available in print to any shareholder who requests it. Please make any such request in writing to RAIT Investment Trust, c/o RAIT Partnership, L.P., 1818 Market Street, 28th Floor, Philadelphia, PA 19103, Attention: Investor Relations. Any information relating to amendments to the Code or waivers of a provision of the Code required to be disclosed pursuant to Item 5.05 of Form 8-K will be disclosed through our website.
      We have filed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 for our chief executive officer and chief financial officer as exhibits to our most recently filed annual report on Form 10-K. We submitted the certification of our chief executive officer required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual to the New York Stock Exchange last year.
      The following table sets forth the high and low sale prices of our common shares and distributions declared on our common shares on a quarterly basis for our last two fiscal years.

			Cash Distributions
			Declared Per
	High	Low	Share

Fiscal 2004
Fourth quarter	$29.25	$26.09	0.60
Third quarter	27.75	23.63	0.60
Second quarter	29.30	21.25	0.60
First quarter	29.55	25.25	0.60
Fiscal 2003
Fourth quarter	$26.59	$22.75	0.60
Third quarter	26.58	21.25	0.62
Second quarter	26.70	21.65	0.62
First quarter	22.70	20.51	0.62
      As of February 25, 2005, there were 25,583,101 common shares outstanding held by 578 persons of record and 22,665 beneficial owners.

Equity Compensation Plan Information
      The following table sets forth certain information regarding our equity compensation plans as of December 31, 2004.

(a)
	Number of	(b)	(c)
	Securities	Weighted	Number of Securities
	to be Issued upon	Average Exercise	Remaining
	Exercise of	Price of	Available for Future Issuance
	Outstanding	Outstanding	under Equity Compensation
	Options,	Options,	Plans
	Warrants, and	Warrants, and	(Excluding Securities
Plan Category	Rights	Rights	Reflected in Column(a))

Equity compensation plans approved by security holders	490,693	$17.44	715,800
Equity compensation plans not approved by security holders(1)	58,912	n/a	—
Total:	549,605

(1)	Relates to a supplemental executive retirement plan, or SERP, established for our chief executive officer as required by her employment agreement. Our board of trustees and the compensation committee of the board of trustees approved this SERP and the issuance of these shares to the trust established to fund the SERP. Shareholder approval of this compensation plan was not required. See note 9 of our consolidated financial statements for a description of the SERP.

Item 6.	Selected Financial Data
      The following selected financial and operating information should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and our financial statements, including the notes thereto, included elsewhere herein.

	As of and for the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands except per share data)
Operating Data:
Total revenues	$99,073	$76,191	$66,714	$51,896	$38,549
Total costs and expenses	36,571	31,433	30,131	30,191	26,419
Net income before gain on sale of real estate interests, gain on involuntary conversion, gain on sale of loan, income from loan satisfaction and gain on early extinguishment of debt	62,472	44,792	36,524	21,746	12,055
Net income available to common shareholders	60,878	47,164	43,505	26,914	12,055
Net income per share — basic:	2.49	2.24	2.50	2.68	1.93
Net income per share — diluted:	2.48	2.23	2.48	2.65	1.92
Balance Sheet Data:
Total assets	729,498	534,555	438,851	333,166	270,120
Indebtedness secured by real estate(1)	114,729	131,082	114,592	108,935	148,434
Secured lines of credit	49,000	23,904	30,243	2,000	20,000
Shareholders’ equity	541,710	363,402	277,595	211,025	86,675
Other Data:
Dividends per share	2.40	2.46	2.39	2.12	2.04

(1)	The sum of senior indebtedness relating to loans and long-term debt secured by real estate owned.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
      We are a real estate investment trust, or REIT, formed under Maryland law. We make investments in real estate primarily by making real estate loans, acquiring real estate loans and acquiring real estate interests. Our principal business objective is to generate income for distribution to our shareholders from investments in real estate generating a combination of interest and fees on loans, rents and other income from our real estate interests, and proceeds from the sale of portfolio investments.
      During the past three fiscal years, we have achieved significant growth in our revenues and net income. Our revenues have grown 49% to $99.1 million in fiscal 2004 as compared to $66.7 million for fiscal 2002, while our net income has increased 40% to $60.9 million in fiscal 2004 as compared to $43.5 million in fiscal 2002. In addition, during the past two fiscal years, we have achieved significant growth in our total assets which have increased an average of 30% in each of the two years ended December 31, 2004.
      We attribute this growth to the following principal factors:

•	our ability to generate an increasing number of attractive real estate investment opportunities in a national environment of low interest rates, as well as to leverage our investments with debt financing in appropriate circumstances; and

•	our ability to obtain additional capital through offerings of both our common and preferred shares.
Liquidity and Capital Resources
      The principal sources of our liquidity and capital resources from our commencement in January 1998 through December 31, 2004 were our public offerings of common shares, 7.75% Series A cumulative redeemable preferred shares and 8.375% Series B cumulative redeemable preferred shares. After offering costs and underwriting discounts and commissions, these offerings have allowed us to obtain net offering proceeds of $531.8 million.
      We issued 2,760,000 Series A preferred shares in March and April 2004 for net proceeds of $66.6 million. Our Series A preferred shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears on the last calendar day of each March, June, September and December or, if not a business day, the next succeeding business day. The Series A preferred shares have no maturity date and we are not required to redeem the Series A preferred shares at any time. We may not redeem the Series A preferred shares before March 19, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after March 19, 2009, we may, at our option, redeem the Series A preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For the year ended December 31, 2004, we paid dividends on our Series A preferred shares of $4.2 million.
      We issued 2,258,300 Series B preferred shares in October and November 2004 for net proceeds of $54.4 million. Our Series B preferred shares accrue cumulative cash dividends at a rate of 8.375% per year of the $25.00 liquidation preference, equivalent to $2.09375 per year per share. Dividends are payable quarterly in arrears on the last calendar day of each March, June, September and December or, if not a business day, the next succeeding business day. The Series B preferred shares have no maturity date and we are not required to redeem the Series B preferred shares at any time. We may not redeem the Series B preferred shares before October 5, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after October 5, 2009, we may, at our option, redeem the Series B preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For the year ended December 31, 2004, we paid dividends on our Series B preferred shares of $1.1 million. Our Series A preferred shares and Series B preferred shares rank on a parity with respect to dividend rights, redemption rights and distributions upon liquidation.

      In March 2003, we filed a shelf registration statement to allow us to sell any combination of our common or preferred shares, warrants for our preferred or common shares or one or more series of debt securities up to a total amount of $300.0 million, of which $66.5 million remains available.
      We also maintain liquidity through our lines of credit, two of which each have $30.0 million of maximum possible borrowings, one has $25.0 million of maximum possible borrowings and a fourth has $10.0 million of maximum possible borrowings. In December 2004 we obtained our fifth line of credit, a facility with maximum possible borrowings of $25.0 million, none of which had been drawn as of December 31, 2004. Including the new line of credit, the aggregate maximum possible borrowing under our lines of credit was $120.0 million as of December 31, 2004.
      At December 31, 2004, we had $15.0 million of availability under the first of our two $30.0 million lines of credit. This line of credit bears interest, at our election, at either (a) the 30-day London interbank offered rate, or LIBOR, plus 2.5% or (b) the prime rate as published in the “Money Rates” section of The Wall Street Journal, at our election. The minimum interest rate is 4.0%. As of December 31, 2004 the interest rate was interest rate is 4.9%. Absent any renewal, the line of credit will terminate in October 2006 and any principal then outstanding must be repaid by October 2007. The lender has the right to declare any advance due and payable in full two years after the date of the advance.
      At December 31, 2004, we had $20.0 million of availability under the second of our $30.0 million lines of credit. This line of credit bears interest at the prime rate as published in the “Money Rates” section of The Wall Street Journal. As of December 31, 2004 the interest rate was 5.25% This line of credit has a current term running through April 2005 with annual one-year extension options at the lender’s option and an 11-month non-renewal notice requirement. Approximately $442,000 of availability under this line of credit is reserved in the event we are required to make any payments under a letter of credit described in note 12 of our consolidated financial statements.
      At December 31, 2004, we had $1.0 million of availability under the first of our two $25.0 million lines of credit. This line of credit bears interest, at our election, at either (a) one, two or three month LIBOR, plus 2.25% or (b) a daily base rate equal to the higher of (i) the bank’s announced prime rate or (ii) the federal funds rate, as published by the Federal Reserve Bank of New York, plus 1%. As of December 31, 2004 the interest rate was 4.65%. Absent any renewal, this line of credit will terminate in February 2006 and any principal then outstanding must be repaid at that time.
      At December 31, 2004, we had $25.0 million of availability under the second of our $25.0 million lines of credit. This line of credit bears interest at the 30-day LIBOR, plus 2.25%. Absent any renewal, the line of credit will terminate in December 2005 and any principal then outstanding must be repaid by December 2006. If the lender does not provide notice, at least 30 days prior to the termination date, that the termination date will not be extended, the termination date will be automatically extended for an additional year.
      At December 31, 2004, we had $10.0 million of availability under our $10.0 million line of credit. This line of credit bears interest, at our election, at either (a) three month LIBOR plus 3.0% or (b) the prime rate as published in the “Money Rates” section of The Wall Street Journal, at our election. Absent any renewal, this line will terminate in July 2005 and any principal then outstanding must be repaid by July 2010.
      Our other sources of liquidity and capital resources include principal payments on, refinancings of, and sales of senior participations in loans in our portfolio as well as refinancings and the proceeds of sales and other dispositions of our real estate interests. These resources aggregated $256.9 million for the year ended December 31, 2004, and $200.1 million and $184.1 million for the years ended December 31, 2003 and 2002, respectively.
      We also receive funds from a combination of interest and fees on our loans, rents and income from our real estate interests and consulting fees. As required by the Internal Revenue Code, we use this income, to the extent of not less than 90% of our taxable income, to pay distributions to our shareholders. For the years ended December 31, 2004 and 2003, we paid distributions on our common shares of $58.5 million and $52.7 million, respectively, of which $58.2 million and $52.4 million, respectively, was in cash and $306,000 and $296,000, respectively, was in additional common shares issued through our dividend reinvestment plan. We also paid

$5.3 million of dividends on our Series A and Series B preferred shares for the year ended December 31, 2004. We had no preferred shares outstanding for the years ended December 31, 2003 and 2002 so we did not pay any preferred share dividends in those years. We expect to continue to use funds from these sources to meet these needs.
      We use our capital resources principally for originating and purchasing loans and acquiring real estate interests. For the year ended December 31, 2004, we originated or purchased 57 loans in the amount of $388.6 million, as compared to 23 and 34 loans in the amount of $227.7 million and $203.7 million for the years ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2004, we invested $35.0 million in unconsolidated real estate interests, as compared to $14.9 million and $23.7 million for the years ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2004 we invested $4.7 million in our consolidated real estate interests, as compared to $1.2 million and $15.8 million for the years ended December 31, 2003 and 2002, respectively.
      At December 31, 2004, we had approximately $13.3 million of cash on hand which, when combined with $54.0 million of loan repayments we received in January and February 2005, provided for $77.6 million of new loan originations as of March 1, 2005. We anticipate that we will use the $71.0 million of funds available to be drawn on our lines of credit (including $25.0 million from our new line of credit described above) primarily to originate additional investments for the first six months of 2005.
      We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity and capital needs. We do not currently experience material difficulties in maintaining and accessing these resources. However, we could encounter difficulties in the future, depending upon the development of conditions in the credit markets and the other risks and uncertainties described in our filings with the Securities and Exchange Commission, including those described in the “Business — Risk Factors” above.
      We may also seek to develop other sources of capital, including, without limitation, long-term borrowings, offerings of our warrants, issuances of our debt securities and the securitization and sale of pools of our loans. Our ability to meet our long-term, that is, beyond one year, liquidity and capital resources requirements is subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our financial performance, compliance with the terms of our existing credit arrangements, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities. In addition, as a REIT, we must distribute at least 90% of our annual taxable income, which limits the amount of cash from operations we can retain to fund our capital needs.
      The following schedule summarizes our currently anticipated contractual obligations and commercial commitments as of December 31, 2004:

	Payments Due by Period

	Less Than	One to Three	More Than Three	More Than
Contractual Obligations	One Year	Years	to Five Years	Five Years	Total

Operating leases	$322,921	$644,424	$646,986	$215,662	$1,829,993
Secured lines of credit	10,000,000	39,000,000	—	—	49,000,000
Indebtedness secured by real estate(1)	20,706,416	34,075,132	53,491,438	6,456,333	114,729,319
Deferred compensation(2)	1,379,408	—	—	—	1,379,408

Total	$32,408,745	$73,719,556	$54,138,424	$6,671,995	$166,938,720

(1)	Indebtedness secured by real estate consists of our non-recourse senior indebtedness relating to loans and long term debt secured by real estate owned.

(2)	Represents amounts due to fund our supplemental executive retirement plan or SERP. See note 9 of our consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
      Refer to note 12 — “Commitments and Contingencies — Letters of Credit” of our consolidated financial statements for a discussion of our off-balance sheet arrangements. We do not believe these arrangements have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Results of Operations
      Interest Income. Our interest income was $61.0 million, $42.3 million and $33.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The $18.7 million increase from 2003 to 2004 was primarily due to an additional $34.1 million of interest accruing on 73 loans totaling $536.2 million originated between January 1, 2003 and December 31, 2004, partially offset by a $15.4 million reduction of interest due to the repayment of 51 loans totaling $385.1 million during the same period. The $8.5 million increase in interest income from 2002 to 2003 was due to an additional $23.7 million of interest accruing on 46 loans totaling $325.1 million originated between January 1, 2003 and December 31, 2003, partially offset by a $15.1 million reduction of interest due to the repayment of 35 loans totaling $213.6 million during the same period.
      Certain of our loans have expected future cash flows in excess of the scheduled, contractual interest and principal payments reflected in the loan documents. We recognize this excess, or “accretable yield” over the remaining life of the loan, such that the return yielded by the loan remains at a constant level for its remaining life. We recognized accretable yield of $9.3 million, $8.3 million, and $39,000 for the years ended December 31, 2004, 2003, and 2002, respectively. A significant portion of the income accreted in the two years ended December 31, 2004 is due to the purchase, in June 2003, of a loan with a face value in excess of $40.0 million secured by a property with an appraised value also in excess of $40.0 million for a cost of approximately $26.8 million, which was scheduled to mature in September 2004. Shortly before the loan’s maturity. we restructured our investment and determined that we were the primary beneficiary of the variable interest entity that owned the property. Accordingly, at that time we began consolidating the financial statements of this variable interest entity. For a further description of this investment, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Critical Accounting Policies and Judgments.”
      Rental Income. At December 31, 2004 we had six consolidated real estate interests (six at December 31, 2003 and 2002, respectively) which generated rental income that is included in our financial statements. Our rental income was $27.9 million for the year ended December 31, 2004, compared to $24.4 million and $26.0 million for the years ended December 31, 2003 and 2002, respectively. The increase in rental income from 2003 to 2004 was primarily due to the acquisition of two consolidated real estate interests, one in July 2003 and one in August 2004, partially offset by the disposition of two consolidated real estate interests, one in March 2003 and one in June 2004. The acquisition that we recorded in August 2004 related to a loan we acquired in June 2003, which was scheduled to mature in September 2004. Shortly before the loan’s maturity we restructured our investment and determined that we were the primary beneficiary of the variable interest entity that owned the property. Accordingly, at that time we began consolidating the financial statements of this variable interest entity. For a further description of this investment, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Critical Accounting Policies and Judgments.” The decrease in rental income from 2002 to 2003 resulted from the sale of a consolidated real estate interest in March 2003, partially offset by the acquisition of two consolidated real estate interests, one in October 2002 and one in July 2003.
      Fee Income and Other. We earned fee and other income of $6.7 million for the year ended December 31, 2004, as compared to $4.9 million for 2003 and $5.0 million in 2002. Revenues generated by our wholly owned subsidiary, RAIT Capital Corp d/b/a Pinnacle Capital Group are generally reported in this income category. Pinnacle provides, or arranges for another lender to provide, first-lien conduit loans to our borrowers. This service often assists us in offering the borrower a complete financing package, including our mezzanine or bridge financing. Where we have made a bridge loan to a borrower, we may be able to assist our borrower to refinance our bridge loan, for which we will earn related fee income through Pinnacle. Included in fee and other income for 2004 were revenues of $4.0 million from Pinnacle, financial consulting fees of $2.3 million, and application fees/forfeited deposits totaling $274,000. Included in fee and other income for 2003 were revenues of $2.5 million from Pinnacle, financial consulting fees of $2.0 million, and application fees/forfeited deposits totaling $169,000. Also included in 2003 fee and other income was a facilitation fee of $100,000 paid to us by Resource America, Inc. for facilitating an acquisition, by an unrelated third party financial institution, of a $10.0 million participation in a loan owned by Resource America. We had previously owned the participation from March 1999 until March 2001 and, in order for another party to acquire it, we had to reacquire it and then sell it to them. The transaction was completed in January 2004, at which time we earned an additional $23,000 representing interest for the eight days that we had funded the participation. For a description of our relationship with Resource America, see note 13 of our consolidated financial statements. Included in the 2002 fee and other income were revenues of $937,000 from Pinnacle and financial consulting fees of $3.9 million. Fee and other income is usually negotiated on a transaction by transaction basis and as a result, the sources and amounts for any particular period are not generally indicative of future sources and amounts.
      Investment Income. Our investment income was $3.4 million for the year ended December 31, 2004, compared to $4.6 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively. Investment income is derived from three primary sources:

•	return on unconsolidated real estate interests,

•	appreciation interests in the current net cash flow of the real estate underlying our investments

•	appreciation interests in the increased value of the real estate underlying our investments, that are realized upon repayment of our investment, and

•	interest earned on cash held in bank accounts.
      The decrease of $1.2 million from the year ended December 31, 2003 to the corresponding period in 2004 was primarily due to a decrease of $2.5 million of income relating to our appreciation interests, partially offset by a $1.4 million increase in income from our unconsolidated real estate interests. In 2003 we recognized income of $2.5 million relating to our realization of appreciation interests in five of our unconsolidated real estate interests. In 2004 we recognized $2.4 million relating to our appreciation interest in one of our investments, but due to the structure of the investment, the income was not included in the “Investment income” line item in our financial statements. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation- Gain on Sale of Real Estate Interests.” for a discussion of this transaction.
      At December 31, 2004, we had six (five and three at December 31, 2003 and 2002, respectively) unconsolidated real estate interests. Investment income generated by our unconsolidated real estate interests was $3.0 million for the year ended December 31, 2004 ($1.6 million and $1.4 million of investment income for the years ended December 31, 2003 and 2002, respectively.).
      Cash held in bank accounts generated investment income of $428,000, $421,000 and $401,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Most of the interest earned on our bank accounts was generated by our accounts with The Bancorp Bank. Our relationship with The Bancorp Bank is described in note 13 of our consolidated financial statements.
      Gain on Sale of Real Estate Interests. In June 2004 we disposed of a 49% limited partnership interest in a limited partnership that owned 88 units in a multi-family condominium complex, 56,000 square feet of adjacent commercial space and a parking garage in Philadelphia, Pennsylvania. We continued to hold the 1% general partnership interest in the limited partnership that we obtained in connection with our $5.6 million purchase, in March 2000, of a second priority note receivable from a previous creditor and 50% partner of the borrower. Because we had acquired a controlling interest in the entity, we accounted for it on a consolidated basis. In June 2004, we received cash of $750,000 and a note receivable of $8.2 million, in exchange for the 49% limited partnership interest and in full satisfaction of our existing $6.6 million note receivable (original $5.6 million plus interest and other accruals). We attributed $6.6 million of the $8.2 million note to the satisfaction of our $6.6 million note, and we attributed $750,000 of cash combined with the remaining $1.6 million of the $8.2 million note as consideration received for our 49% partnership interest. Accordingly, a gain of $2.4 million ($2.4 million total monetary consideration) less $0 (the book value of our 49% limited partnership interest) was recognized at the date of sale. The $8.2 million loan was repaid in full in December 2004, at which time we released the 1% general partnership interest back to the borrower.
      In March 2003, we sold a 40% limited and sole general partnership interest in a limited partnership that owns a property to an unrelated party. We retained an 11% limited partnership interest. The limited partnership interest we sold had a book value of negative $1.4 million. The buyer paid $914,000 and we recognized a gain of $2.4 million. In December 2002, we sold a 49% limited partnership interest in the same limited partnership to the same unrelated party. At that time, we retained a 51% limited and sole general partnership interest. The limited partnership interest we sold had a book value of $1.2 million. The buyer paid $4.1 million and we recognized a gain of $2.9 million. Legal proceedings relating to this transaction are described in Item 3 — “Legal Proceedings.”
      In December 2002, we sold a 15.4% membership interest in a previously wholly-owned limited liability company that owns a property to a partnership whose general partner is a son of our chairman and chief executive officer. We retained an 84.6% membership interest in this limited liability company. The buyer paid $513,000, which approximated the book value of the interests. No gain or loss was recognized on the sale.
      Gain on Involuntary Conversion. On June 18, 2004, a fire involving one of our consolidated real estate interests (a 110,421 square foot shopping center in Norcross, Georgia) resulted in extensive damage to an 8,347 square foot building on an out-parcel of land located in the parking lot of the shopping center. Our insurance carrier settled the claims related to the fire. As a result of settling these claims, we received total cash proceeds of $1.7 million and recorded a gain on involuntary conversion of $1.3 million.
      Gain on Sale of Loan. In March 2002, we sold our entire interest in one loan with a book value of $1.2 million to a partnership whose general partner is a son of our chairman and chief executive officer. The buyer paid $2.2 million in cash and we recognized a gain on the sale of approximately $948,000.
      Income from Loan Satisfaction. In September 2002, we generated $3.2 million in income from loan satisfaction. This related to the repayment of two loans (total net book value of $2.3 million) with cash of $2.5 million and equity interests in the entities that own the real estate underlying the loans. We recorded the two real estate interests at their current fair value based upon discounted cash flows.
      Interest Expense. Interest expense was $9.8 million for the year ended December 31, 2004, as compared to $8.7 million and $9.3 million in 2003 and 2002, respectively. Interest expense consists of interest payments made by us on senior indebtedness relating to loans, long-term debt secured by real estate owned and our lines of credit. The $1.1 million increase in interest expense from the year ended December 31, 2003 to the corresponding period in 2004 resulted primarily from the following:

•	$660,000 of increased interest expense due to the utilization of a new $25.0 million credit facility commencing in February 2004, combined with an increase in both the interest rate and the periods for which amounts drawn remained outstanding on our credit lines and

•	a net increase of $1.2 million of interest expense paid on a net increase of $20.5 million of senior indebtedness relating to loans between January 1, 2003 and December 31, 2004, partially offset by

•	$785,000 decrease in interest expense due to the disposition of two consolidated real estate interests; one in March 2003 and one in June 2004.
      The $600,000 decrease in interest expense from the year ended December 31, 2002 to the corresponding period in 2003 was comprised of a $1.2 million decrease resulting from a lower average interest rate charged on our senior indebtedness relating to loans and long-term debt secured by real estate owned (the average outstanding balances did not change significantly from 2002 to 2003), partially offset by a $600,000 increase in interest expense on our lines of credit due to establishing new lines, increasing the limits on existing lines and having amounts drawn for longer periods of time.
      Property Operating Expenses; Depreciation and Amortization. Property operating expenses were $14.3 million for the year ended December 31, 2004, compared to $12.7 million and $13.0 million for 2003 and 2002, respectively. Depreciation and amortization was $3.7 million for the year ended December 31, 2004, compared to $3.6 million and $3.7 million for 2003 and 2002, respectively. The increase in property operating expenses and depreciation and amortization from the year ended December 31, 2003 to the year ended December 31, 2004 was partially due to the net effect of the acquisition of two consolidated real estate interests and the disposition of two consolidated real estate interests during 2003 and 2004. The other factor was an overall increase of 5-10% in property operating expenses at all properties. The increased expenses had little effect on the overall operations of the properties however, as rental income had generally increased at the same pace as the property operating expenses. The decreases in property operating expenses, depreciation and amortization from the year ended December 31, 2002 to the corresponding period in 2003 were due to the sale of one consolidated real estate interest in March 2003 partially offset by the acquisition of two consolidated real estate interests, one in October 2002 and one in July 2003.
      Included in property operating expenses are management fees paid to Brandywine Construction & Management, Inc., an affiliate of the spouse of our chairman and chief executive officer, for providing real estate management services for the real estate underlying our real estate interests. Brandywine provided real estate management services to five, six and four properties underlying our consolidated real estate interests at December 31, 2004, 2003 and 2002, respectively. We paid management fees of $634,000, $545,000 and $571,000 to Brandywine for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, at December 31, 2004, 2003 and 2002, Brandywine provided real estate management services for real estate underlying eight, ten and eleven, respectively, of our unconsolidated real estate interests (whose results of operations are not included in our consolidated financial statements.) We anticipate that we will continue to use Brandywine to provide real estate management services.
      Salaries and Related Benefits; General and Administrative Expense. Salaries and related benefits were $4.6 million for the year ended December 31, 2004, as compared to $3.5 million and $2.4 million for 2003 and 2002, respectively. General and administrative expenses were $4.2 million for the year ended December 31, 2004, as compared to $2.8 million and $1.7 million for 2003 and 2002, respectively. The increases in salaries and related benefits and in general and administrative expenses were due to:

•	increased personnel and occupancy expenses which reflect the expansion of our staff to support the increased size of our portfolio, due to the significant infusion of new capital, primarily from our public offerings,

•	increased compliance costs relating to new regulatory requirements and

•	increased costs for directors’ and officers’ liability insurance.
      Included in general and administrative expense is rental expense relating to our downtown Philadelphia office space. We sublease these offices pursuant to two operating leases that provide for annual rentals based upon the amount of square footage we occupy. The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with The Bancorp, Inc. We paid rent to Bancorp in the amount of $251,000, $244,000, and $183,000 for the years ended December 31, 2004, 2003, and 2002 respectively. The other sublease is with The Richardson Group, Inc. Our relationship with Richardson is described in note 12 of our consolidated financial statements. We paid rent to Richardson in the amount of $56,000, $55,000, and $53,000 for years ended December 31, 2004, 2003 and 2002, respectively. Also included in general and administrative expenses is $60,000 that we paid in the years ended December 31, 2004, 2003 and 2002, respectively, to Bancorp for technical support services provided to us. Effective April 1, 2005, the Richardson sublease will terminate and the underlying square footage will be added to the Bancorp sublease at annual rentals based upon the amount of square footage we occupy.

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
      Basis of Financial Statement Presentation — The consolidated financial statements include our accounts and the accounts of our qualified REIT subsidiaries, our wholly owned subsidiary, RAIT Capital Corp., our majority-owned and controlled partnerships, OSEB Associates L.P. and Stobba Associates, L.P., (we no longer consolidated Stobba Associates as of June 30, 2004, when we exchanged our 49% limited partnership interest for cash of $750,000 and an $8.2 million mezzanine loan) our majority-owned and controlled limited liability companies, RAIT Executive Boulevard, LLC and RAIT Carter Oak, LLC. We have eliminated all significant intercompany balances and transactions. As of and for the year ended December 31, 2004, our consolidated financial statements include the accounts of a variable interest entity (“VIE”) of which the we are the primary beneficiary. For a description of this entity see “— Fin 46” below.
      We consolidate any corporation in which we own securities having over 50% of the voting power of such corporation. We also consolidate any limited partnerships and limited liability companies where:

•	we have either the general partnership or managing membership interest,

•	we hold a majority of the limited partnership or non-managing membership interests and

•	the other partners or members do not have important rights that would preclude consolidation.
      Further, we account for our non-controlling interests in limited partnerships under the equity method of accounting, unless such interests meet the requirements of EITF:D-46 “Accounting for Limited Partnership Investments” to be accounted for under the cost method of accounting. In accordance with EITF 03-16, “Accounting for Investments in Limited Liability Companies,” our accounting policy for our non-controlling interests in limited liability companies is the same as it is for our non-controlling interests in limited partnerships.
      Revenue Recognition — We consider nearly all of our loans and other lending investments to be held-to-maturity. We reflect held-to-maturity investments at amortized cost less allowance for loan losses, acquisition discounts, deferred loan fees and undisbursed loan funds. Interest income is recognized using the effective yield method applied on a loan-by-loan basis. Occasionally, we may acquire loans at discounts based on the credit characteristics of such loans. We account for the discount by first measuring the loan’s scheduled contractual principal and contractual interest payments over its expected future cash flows to determine the amount of the discount that would not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s expected future cash flows over the amount paid is accreted into interest income over the remaining life of the loan (accretable yield). Over the life of the loan, we estimate the expected future cash flows from the loan regularly, and any decrease in the loan’s actual or expected future cash flows would be recorded as a loss contingency for the loan. The present value of any increase in the loan’s actual or expected future cash flows would be used first to reverse any previously recorded loss contingency not charged off for the loan. For any remaining increase, we would adjust the amount of accretable yield by reclassification from nonaccretable difference and adjust the amount of periodic accretion over the loan’s remaining life. Loan origination fees or “points,” as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as interest based upon the effective yield method.

      Many of our loans provide for accrual of interest at specified rates which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to our determination that accrued interest and outstanding principal are ultimately collectible, based on the operations of the underlying real estate.
      Prepayment penalties from borrowers are recognized as additional income when received. Certain of our loans and unconsolidated real estate interests provide for additional interest based on the operating cash flow or appreciation in value of the underlying real estate. Projected future cash flows relating to these additional interests are accreted into interest income over the remaining life of a particular loan. We review the projected future cash flows on a regular basis and we record any decrease in the loan’s actual or expected future cash flows as a loss contingency for that particular loan. The present value of any increase in the loan’s actual or expected future cash flows is first applied to any previously recorded loss contingency for that particular loan. Any remaining increase is accounted for by reclassifying that amount from the nonaccretable difference, thereby adjusting the amount of periodic accretion over that particular loan’s remaining life.
      In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for acquired impaired loans, which are loans that show evidence of having deteriorated in terms of credit quality since their origination. SOP 03-3 is effective for loans acquired after December 31, 2004. We do not expect the adoption of SOP 03-3 to have a material effect on our financial condition, results of operations, or liquidity.
      Provision for Loan Losses — Our accounting policies require that an allowance for estimated loan losses be maintained at a level that we consider adequate to provide for loan losses, based upon our periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. We have a reserve for loan losses of $226,000 as of December 31, 2004. This reserve is a general reserve and is not related to any individual loan or to any anticipated losses. In accordance with our policy, we determined that this reserve was adequate as of December 31, 2004 and 2003 based on our credit analysis of each of the loans in our portfolio. If that analysis were to change, we may be required to increase our reserve, and such an increase, depending upon the particular circumstances, could be substantial. Any increase in reserves will constitute a charge against income. We will continue to analyze the adequacy of this reserve on a quarterly basis.
      If a loan is determined to be impaired we would establish a specific valuation allowances for it in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral, with a corresponding charge to the provision for loan losses. We generally utilize a current, independently prepared appraisal report to establish the fair value of the underlying collateral, however if we are unable to obtain such an appraisal we will establish fair value using discounted cash flows and sales proceeds as well as obtaining valuations of comparable collateral. We do not currently have any specific valuation allowances. If we considered a loan, or a portion thereof, to be uncollectible and of such little value that further pursuit of collection was not warranted we would charge-off that loan against its specific valuation allowance.
      Consolidated Real Estate Interests — Our consolidated real estate interests include land, buildings and improvements, and escrows and reserves on deposit with the first mortgage lender. Buildings and improvements are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years (non-residential) and 27.5 years (residential). If a consolidated real estate interest was determined to be impaired, we would follow the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 addresses the requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. As of December 31, 2004 we believe that there is no impairment of any of our consolidated real estate interests.

      Federal Income Taxes — We qualify and we have elected to be taxed as a real estate investment trust, or REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ending December 31, 1999. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on our taxable income that we distribute to our shareholders. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our annual taxable income. As of and for the years ended December 31, 2004 and 2003, we are in compliance with all requirements necessary to qualify for taxation as a REIT.
      FIN 46. In January 2003, the FASB issued Financial Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns. These entities are referred to as variable interest entities. Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary is the party that absorbs a majority of the variable interest entities’ expected losses and/or receives a majority of the expected residual returns.
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
      In adopting FIN 46 and FIN 46(R), we have evaluated our various variable interests to determine whether they are in variable interest entities. These variable interests are primarily subordinated financings in the form of mezzanine loans or unconsolidated real estate interests.. We have identified 18 variable interests totaling $106.4 million that we hold as of December 31, 2004. For one of these variable interests, with a book value of $40.8 million at December 31, 2004, we have determined that we are the primary beneficiary and such variable interest is included in our consolidated financial statements.
      The variable interest entity we have consolidated is the borrower of a first mortgage loan secured by a 594,000 square foot office building in Milwaukee, Wisconsin. We purchased the first mortgage loan in June 2003 (face value and underlying collateral value both in excess of $40.0 million) for $26.8 million. The loan was scheduled to mature in September 2004. Prior to the loan’s maturity date, in August 2004, we entered into a forbearance agreement with our borrower that provides that we will take no action with regard to foreclosure or sale of the building for a period of three years, with two one-year extension options, subject to our approval. The agreement also gives us total operational and managerial control of the property with the owner relinquishing any right to participate. We also agreed to make additional loan advances to fund certain outstanding fees and commissions (some of which fees are owed to an affiliate of the owner), and to fund shortfalls in operating cash flow, if necessary, during the forbearance period. The loan remains outstanding in its full amount and, aside from extending the maturity date of the loan, no other terms were adjusted.
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

      Our consolidated financial statements as of and for the year ended December 31, 2004 include the assets, liabilities, and results of operations of the variable interest entity, which are summarized below:

For the Period from August 29,
2004 (Consolidation) through
December 31, 2004

Total assets	$45,618,000

Total liabilities	$576,000

Total income	$4,591,000
Total expense	1,748,000

Net income	$2,843,000

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The following table contains information about our cash held in money market accounts, principal amounts outstanding on loans held in our portfolio, principal amounts payable on senior indebtedness relating to loans and long-term debt secured by real estate owned and the principal amount outstanding on our lines of credit as of December 31, 2004. The presentation, for each category of information, includes the assets and liabilities by their maturity dates for maturities occurring in each of the years 2005 through 2009 and the aggregate of each category maturing thereafter.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Interest earning assets:
Money market accounts	$13,331,373	—	—	—	—	—	$13,331,373	$13,331,373
Average interest rate	1.1%	—	—	—	—	—	1.1%
First mortgages	115,551,530	67,979,664	50,300,000	—	—	—	233,831,194	233,960,330
Average interest rate	9.8%	8.3%	7.8%	—	—	—	9.1%
Mezzanine loans	36,561,451	78,038,027	27,255,166	—	49,715,662	65,907,234	257,477,540	257,930,298
Average interest rate	14.1%	14.9%	11.8%	—	12.1%	11.7%	13.1%
Interest bearing liabilities:
Senior indebtedness related to loans	19,626,622	21,703,481	9,975,017	—	—	—	51,305,120	52,200,868
Average interest rate	5.1%	5.2%	8.7%	—	—	—	5.1%
Long-term debt secured by real estate owned	1,079,793	1,156,961	1,239,675	53,299,941	191,497	6,456,332	63,424,199	65,476,326
Average interest rate	6.9%	6.9%	6.9%	7.0%	5.7%	5.7%	6.9%
Secured lines of credit	$10,000,000	24,000,000	15,000,000	—	—	—	$49,000,000	$49,000,000
Average interest rate	5.3%	4.5%	4.9%	—	—	—	4.8%
Market Risk
      Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, equity prices and real estate values. With the exception of four first mortgages totaling $37.3 million, all of our interest-earning assets are at fixed rates. At December 31, 2004, our credit lines and $20.1 million of the senior indebtedness related to our loans were subject to floating interest rates. As a result, our primary market risk exposure is the effect of changes in interest rates on the interest cost of outstanding draws on our lines of credit and floating-rate borrowings. From time to time, we may enter into interest rate swap agreements for our floating rate debt to manage our interest rate risk.
      Changes in interest rates may also affect the value of our investments and the rates at which we reinvest funds obtained from loan repayments. As interest rates increase, although the interest rates we obtain from reinvested funds will generally increase, the value of our existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts available to us for investment from repayment of our loans may be re-invested at lower rates than we had obtained on the repaid loans. However, the value of our fixed rate investments will generally increase as interest rates decrease. We may have some market risk exposure relating to the effect of changes in interest rates on our loans that have floating rates, however these loans represent less than 10% of our total loan portfolio.

Item 8.	Financial Statements and Supplementary Data
RAIT INVESTMENT TRUST AND SUBSIDIARIES
      All other schedules are not applicable or are omitted since either (i) the required information is not material or (ii) the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm
Board of Trustees
RAIT Investment Trust
      We have audited the accompanying consolidated balance sheets of RAIT Investment Trust and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAIT Investment Trust and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule IV Mortgage Loans on Real Estate of RAIT Investment Trust and Subsidiaries is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RAIT Investment Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2005, expressed an unqualified opinion thereon.
/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 16, 2005

RAIT INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Cash and cash equivalents	$13,331,373	$14,758,876
Restricted cash	22,947,888	7,660,835
Tenant escrows	211,905	204,772
Accrued interest receivable	9,728,674	12,731,283
Real estate loans, net	491,281,473	344,499,320
Consolidated real estate interests	136,487,247	114,000,104
Unconsolidated real estate interests	44,016,457	23,540,095
Furniture, fixtures and equipment, net	639,582	621,501
Prepaid expenses and other assets	9,966,722	15,650,821
Goodwill	887,143	887,143

Total assets	$729,498,464	$534,554,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$4,410,101	$875,712
Accrued interest payable	480,168	518,527
Tenant security deposits	364,508	446,248
Borrowers’ escrows	18,326,863	11,118,564
Senior indebtedness relating to loans	51,305,120	55,376,280
Long-term debt secured by real estate owned	63,424,199	75,705,723
Secured lines of credit	49,000,000	23,903,760

Total liabilities	$187,310,959	$167,944,814
Minority interest	477,564	3,208,436
Shareholders’ equity:
Preferred shares, $.01 par value; 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share; 2,760,000 and no shares, issued and outstanding	27,600	—
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share; 2,258,300 and no shares, issued and outstanding	22,583	—
Common shares, $.01 par value; 200,000,000 authorized shares; issued and outstanding 25,579,948 and 23,207,298 shares	255,799	232,072
Additional paid-in-capital	540,627,203	365,349,647
Retained earnings/(accumulated deficit)	1,900,274	(453,000)
Loans for stock options exercised	(506,302)	(776,349)
Deferred compensation	(617,216)	(950,870)

Total shareholders’ equity	541,709,941	363,401,500

Total liabilities and shareholders’ equity	$729,498,464	$534,554,750

The accompanying notes are an integral part of these consolidated financial statements.

RAIT INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2004	2003	2002

REVENUES
Interest income	$60,985,829	$42,319,360	$33,785,368
Rental income	27,939,141	24,375,905	26,010,905
Fee income and other	6,727,795	4,938,158	5,037,875
Investment income	3,420,317	4,557,590	1,879,474

Total revenues	99,073,082	76,191,013	66,713,622

COSTS AND EXPENSES
Interest	9,797,430	8,711,251	9,302,458
Property operating expenses	14,290,543	12,737,017	13,018,607
Salaries and related benefits	4,570,183	3,511,943	2,404,149
General and administrative	4,173,924	2,844,322	1,695,667
Depreciation and amortization	3,739,078	3,628,815	3,710,246

Total costs and expenses	36,571,158	31,433,348	30,131,127

Net income before minority interest	$62,501,924	$44,757,665	$36,582,495
Minority interest	(29,756)	34,542	(58,118)

Net income before gain on sale of real estate interests, gain on involuntary conversion, gain on sale of loan, income from loan satisfaction	$62,472,168	$44,792,207	$36,524,377
Gain on sale of real estate interests	2,402,639	2,372,220	2,850,645
Gain on involuntary conversion	1,282,742	—	—
Gain on sale of loan	—	—	947,974
Income from loan satisfaction	—	—	3,181,670

Net income	$66,157,549	$47,164,427	$43,504,666
Preferred dividends	5,279,152	—	—

Net income available to common shareholders	$60,878,397	$47,164,427	$43,504,666

Net income per common share — basic	$2.49	$2.24	$2.50

Net income per common share — diluted	$2.48	$2.23	$2.48

The accompanying notes are an integral part of these consolidated financial statements.

RAIT INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2004

						Retained
			Additional	Loans for		Earnings	Total
	Common	Preferred	Paid-In	Stock Options	Deferred	(Accumulated	Shareholders’
	Stock	Stock	Capital	Exercised	Compensation	Deficit)	Equity

Balance, January 1, 2002	$149,472	—	$206,344,662	—	—	$4,530,830	$211,024,964
Net income	—	—	—	—	—	43,504,666	43,504,666
Dividends	90	—	183,221	—	—	(42,956,176)	(42,772,865)
Stock options exercised	2,056	—	2,509,959	(1,068,972)	—	—	1,443,043
Warrants exercised	1,108	—	1,661,177	—	—	—	1,662,285
Deferred compensation	589	—	1,248,934	—	(1,249,523)	—	—
Compensation expense	—	—	—	—	38,905	—	38,905
Common shares issued, net	34,720	—	62,658,946	—	—	—	62,693,666

Balance, December 31, 2002	$188,035	—	$274,606,899	$(1,068,972)	$(1,210,618)	$5,079,319	$277,594,663

Net income	—	—	—	—	—	47,164,427	47,164,427
Dividends	125	—	295,840	—	—	(52,696,746)	(52,400,781)
Stock options exercised	373	—	423,050	292,623	—	—	716,046
Warrants exercised	188	—	281,722	—	—	—	281,910
Compensation expense	—	—	—	—	259,748	—	259,748
Common shares issued, net	43,351	—	89,742,136	—	—	—	89,785,487

Balance, December 31, 2003	$232,072	—	$365,349,647	$(776,349)	$(950,870)	$(453,000)	$363,401,500

Net income	—	—	—	—	—	66,157,549	66,157,549
Dividends	117	—	305,480	—	—	(63,804,275)	(63,498,678)
Stock options exercised	434	—	577,442	270,047	—	—	847,923
Compensation expense	—	—	—	—	333,654	—	333,654
Preferred shares issued, net	—	50,183	120,968,860	—	—	—	121,019,043
Common shares issued, net	23,176	—	53,425,774	—	—	—	53,448,760

Balance, December 31, 2004	$255,799	$50,183	$540,627,203	$(506,302)	$(617,216)	$1,900,274	$541,709,941

The accompanying notes are an integral part of these consolidated financial statements.

RAIT INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$66,157,549	$47,164,427	$43,504,666
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	29,756	(34,542)	58,118
Depreciation and amortization	3,739,078	3,628,815	3,710,246
Loan accretion	(9,325,616)	(8,259,300)	(39,230)
Gain on sale of real estate interests	(2,402,639)	(2,372,220)	(2,850,645)
Gain on involuntary conversion	(1,282,742)	—	—
Gain on sale of loan	—	—	(947,974)
Income from loan satisfaction	—	—	(3,181,670)
Deferred compensation	408,654	259,748	38,905
(Increase) decrease in tenant escrows	(7,133)	223,574	(138,911)
Increase in accrued interest receivable	(3,947,592)	(5,309,376)	(3,009,078)
Decrease (increase) in prepaid expenses and other assets	4,030,382	(11,243,664)	(2,288,632)
Increase (decrease) in accounts payable and accrued liabilities	3,459,389	454,563	(711,950)
Increase (decrease) in accrued interest payable	41,042	(158,782)	93,264
Increase (decrease) in tenant security deposits	80,595	(211,673)	(154,396)
(Decrease) increase in borrowers’ escrows	(8,078,754)	(1,208,867)	3,423,567

Net cash provided by operating activities	52,901,969	22,932,703	37,506,280

Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(156,010)	(107,390)	(653,838)
Real estate loans purchased	—	(34,844,298)	(4,128,200)
Real estate loans originated	(388,590,660)	(192,860,481)	(199,598,473)
Principal repayments from real estate loans	225,403,448	139,014,125	134,215,463
Proceeds from disposition of unconsolidated real estate interests	14,562,497	10,539,553	10,000,000
Investment in consolidated real estate interests	(4,746,849)	(1,245,828)	(15,801,223)
Investment in unconsolidated real estate interests	(35,038,859)	(14,865,448)	(23,706,000)
Proceeds from sale of real estate interests	750,000	969,205	4,646,133
Proceeds from involuntary conversion	1,724,935	—	—
Proceeds from sale of loan	—	—	2,200,000

Net cash used in investing activities	(186,091,498)	(93,400,562)	(92,826,137)

Cash flows from financing activities:
Principal repayments on senior indebtedness	(18,571,160)	(15,110,817)	(26,546,306)
Principal repayments on long-term debt	(1,080,291)	(921,903)	(923,720)
Proceeds of senior indebtedness	14,500,000	49,550,000	25,350,000
Proceeds of long-term debt	—	—	7,588,570
Advances (repayments) on secured line of credit	25,096,240	(6,339,395)	28,243,155
Issuance of common shares, net	54,026,825	90,490,819	65,982,305
Payment of common dividends	(58,219,526)	(52,400,781)	(42,772,866)
Issuance of preferred shares, net	121,019,043	—	—
Payment of preferred dividends	(5,279,152)	—	—
Principal payments on loans for stock options exercised	270,047	292,623	—

Net cash provided by financing activities	131,762,026	65,560,546	56,921,138

Net change in cash and cash equivalents	(1,427,503)	(4,907,313)	1,601,280

Cash and cash equivalents, beginning of year	$14,758,876	$19,666,189	$18,064,909

Cash and cash equivalents, end of year	$13,331,373	$14,758,876	$19,666,189

The accompanying notes are an integral part of these consolidated financial statements.

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 1 —	Formation and Business Activity
      RAIT Investment Trust (the “Company” or “RAIT”), together with its wholly owned subsidiaries, RAIT Partnership, L.P. (the “Operating Partnership”), RAIT General, Inc. (the “General Partner”), the General Partner of the Operating Partnership, and RAIT Limited, Inc. (the “Initial Limited Partner”), the Initial Limited Partner of the Operating Partnership (together the “Company”), were each formed in August 1997. RAIT, the General Partner and the Initial Limited Partner were organized in Maryland, and the Operating Partnership was organized as a Delaware limited partnership.
      The Company’s principal business activity is to make investments in real estate primarily by making real estate loans, acquiring real estate loans and acquiring real estate interests. The Company makes investments in situations that, generally, do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. The Company offers junior lien or other forms of subordinated, or “mezzanine” financing, senior short-term bridge financing and first-lien conduit loans, with mezzanine and bridge financing making up most of the Company’s loan portfolio. The principal amounts of the Company’s mezzanine and bridge loans generally range between $2.0 million and $50.0 million. The Company may provide financing in excess of its targeted size range where the borrower has a committed source of take-out financing, or the Company believes that the borrower can arrange take-out financing, to reduce the Company’s investment to an amount within the Company’s targeted size range. The Operating Partnership undertakes the business of the Company, including the origination and acquisition of financing and the acquisition of real estate interests.
      The Company may encounter significant competition from public and private companies, including other finance companies, mortgage banks, pension funds, savings and loan associations, insurance companies, institutional investors, investment banking firms and other lenders and industry participants, as well as individual investors for making investments in real estate.
      The Company generally invests in mature markets in the Mid-Atlantic, Southeast and Mid-West regions of the United States. The Company has also invested in real estate located in mature markets in the West and Northeast regions of the United States.

Note 2 —	Basis of Financial Statement Presentation
      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company, its qualified REIT subsidiaries, its wholly owned subsidiaries, including RAIT Capital Corp., its majority-owned and controlled partnerships, OSEB Associates L.P. and Stobba Associates, L.P., (Stobba Associates was no longer consolidated as of June 30, 2004 when the Company exchanged its 49% limited partnership interest for cash of $750,000 and an $8.2 million mezzanine loan) and its majority-owned and controlled limited liability companies, RAIT Executive Boulevard, LLC and RAIT Carter Oak, LLC. All significant intercompany balances and transactions have been eliminated. As of and for the year ended December 31, 2004, the Company’s consolidated financial statements also include the accounts of a variable interest entity (“VIE”) of which the Company is the primary beneficiary. For a description of this entity see Note 3 — “Summary of Significant Accounting Policies — Variable Interest Entities.”

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company consolidates any corporation in which it owns securities having over 50% of the voting power of such corporation. The Company also consolidates any limited partnerships and limited liability companies where all of the following circumstances exist:

•	the Company holds either the general partnership or managing membership interest,

•	the Company holds a majority of the limited partnership or non-managing membership interests, and

•	the other partners or members do not have important rights that would preclude consolidation.
      Further, the Company accounts for its “non-controlling” interests in limited partnerships under the equity method of accounting, unless such interests meet the requirements of EITF:D-46 “Accounting for Limited Partnership Investments” to be accounted for under the cost method of accounting. In accordance with EITF 03-16, “Accounting for Investments in Limited Liability Companies,” the Company’s accounting for its non-controlling interests in limited liability companies is the same as it is for its non-controlling interests in limited partnerships.
      In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to the consolidated financial statements as of December 31, 2003 and 2002 and for the years then ended to conform to the presentation of the consolidated financial statements as of and for the year ended December 31, 2004.

Note 3 —	Summary of Significant Accounting Policies
      Investments In Real Estate Loans, Net — As described in Note 4, The Company’s real estate loans includes first mortgages and mezzanine loans. Management considers nearly all of its loans and other lending investments to be held-to-maturity. Items classified as held-to-maturity are reflected at amortized historical cost.
      Consolidated Real Estate Interests — As described in Note 5, The Company’s consolidated real estate interests include land, buildings and improvements, and escrows and reserves, on deposit with the first mortgage lender. Buildings and improvements are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years (non-residential) and 27.5 years (residential). On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. As of December 31, 2004 the Company has determined that there is no impairment of any of its consolidated real estate interests. The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Deferred rent is included in prepaid expenses and other assets.
      Unconsolidated Real Estate Interests — As described in Note 6, The Company’s unconsolidated real estate interests include the Company’s non-controlling interests in limited partnerships which are accounted for using the equity method of accounting, unless such interests meet the requirements of EITF:D-46 “Accounting for Limited Partnership Investments” to be accounted for under the cost method. In accordance with EITF 03-16, “Accounting for Investments in Limited Liability Companies,” the Company’s accounting

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for its non-controlling interests in limited liability companies is the same as it is for its non-controlling interests in limited partnerships.
      Most of the Company’s non-controlling interests arise out of the Company’s making equity investments in entities that own real estate or the parent of such an entity with preferred rights over other equity holders in that entity. The Company generates a return on its unconsolidated real estate interests primarily through distributions to the Company, at a fixed rate, from the net cash flow of the underlying real estate. The Company generally uses this investment structure as an alternative to a mezzanine loan where the financial needs and tax situations of the borrower, the terms of senior financing secured by the underlying real estate or other circumstances make a mezzanine loan undesirable. In these situations, the remaining equity in the entity is held by other investors who retain control of the entity. These unconsolidated real estate interests generally give the Company a preferred position over the remaining equity holders as to distributions and upon liquidation, sale or refinancing, provide for distributions to the Company and a mandatory redemption date. They may have conversion or exchange features and voting rights in certain circumstances. In the event of non-compliance with certain terms of the Company’s unconsolidated interests, the Company’s unconsolidated interests may provide that the Company’s interest becomes the controlling or sole equity interest in the entity.
      Restricted Cash and Borrowers’ Escrows — Restricted cash and borrowers’ escrows represent borrowers’ funds held by the Company to fund certain expenditures or to be released at the Company’s discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans.
      Revenue Recognition — Management considers nearly all of its loans and other lending investments to be held-to maturity. The Company reflects held-to-maturity investments at amortized cost less allowance for loan losses, acquisition discounts, deferred loan fees and undisbursed loan funds. Interest income is recognized using the effective yield method applied on a loan-by-loan basis. Occasionally the Company may acquire loans at discounts based on the credit characteristics of such loans. The Company accounts for the discount by first measuring the loan’s scheduled contractual principal and contractual interest payments over its expected future cash flows to determine the amount of the discount that would not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s expected future cash flows over the amount paid is accreted into interest income over the remaining life of the loan (accretable yield). Over the life of the loan, the Company estimates the expected future cash flows from the loan regularly, and any decrease in the loan’s actual or expected future cash flows would be recorded as a loss contingency for the loan. The present value of any increase in the loan’s actual or expected future cash flows would be used first to reverse any previously recorded loss contingency not charged off for the loan. For any remaining increase, the Company would adjust the amount of accretable yield by reclassification from nonaccretable difference and adjust the amount of periodic accretion over the loan’s remaining life. Loan origination fees or “points,” as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as interest based upon the effective yield method.
      Many of the Company’s loans provide for accrual of interest at specified rates which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the operations of the underlying real estate.
      Prepayment penalties from borrowers are recognized as additional income when received. Certain of the Company’s loan investments provide for additional interest based on the underlying real estate’s operating cash flow or appreciation in value. Projected future cash flows relating to these additional interests are accreted into interest income over the remaining life of a particular loan. Projected future cash flows are reviewed on a regular basis and any decrease in the loan’s actual or expected future cash flows is recorded as a loss contingency for that particular loan. The present value of any increase in the loan’s actual or expected future cash flows is first applied to any previously recorded loss contingency for that particular loan. Any

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
remaining increase is accounted for by reclassifying that amount from the nonaccretable difference, thereby adjusting the amount of periodic accretion over that particular loan’s remaining life.
      In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for acquired impaired loans, which are loans that show evidence of having deteriorated in terms of credit quality since their origination. SOP 03-3 is effective for loans acquired after December 31, 2004. The Company does not expect the adoption of SOP 03-3 to have a material effect on the financial condition, results of operations, or liquidity of the Company
      Provision For Loan Losses — The Company’s accounting policies require that an allowance for estimated loan losses be maintained at a level that management considers adequate to provide for loan losses, based upon the Company’s periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. The Company has established a general reserve for loan losses that is not related to any individual loan or to any anticipated losses. In accordance with the Company’s policy, the Company determined that this reserve was adequate as of December 31, 2004 based on the Company’s credit analysis of each of the loans in its portfolio. If that analysis were to change, the Company may be required to increase its reserve, and such an increase, depending upon the particular circumstances, could be substantial. Any increase in reserves will constitute a charge against income. The Company will continue to analyze the adequacy of this reserve on a quarterly basis.
      If a loan is determined to be impaired the Company would establish a specific valuation allowances for it in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral, with a corresponding charge to the provision for loan losses. The Company generally utilizes a current, independently prepared appraisal report to establish the fair value of the underlying collateral. However, if the Company is unable to obtain such an appraisal fair value can be established using discounted cash flows and sales proceeds as well as obtaining valuations of comparable collateral. The Company does not currently have any specific valuation allowances. If management considered a loan, or a portion thereof, to be uncollectible and of such little value that further pursuit of collection was not warranted, the loan would be charged-off against its specific valuation allowance.
      Depreciation and Amortization — Furniture, fixtures and equipment are carried at cost less accumulated depreciation. Furniture and equipment are depreciated using the straight-line method over an estimated useful life of five years. Leasehold improvements are amortized using the straight-line method over the life of the related lease.
      Goodwill — In August 2000, the Company formed a wholly owned subsidiary, RAIT Capital Corp., d/b/a Pinnacle Capital Group, which acquired the net assets of Pinnacle Capital Group, a first mortgage conduit lender. The Company acquired these assets for consideration of $980,000, which included the issuance of 12,500 of the Company’s common shares and paid cash of approximately $800,000. The excess of consideration paid over net assets acquired is reflected on the Company’s consolidated balance sheet as goodwill.
      The Company measures its goodwill for impairment on an annual basis, or when events indicate that there may be an impairment As of December 31, 2004 and 2003 no impairment of goodwill was recognized.
      Stock Based Compensation — At December 31, 2004, the Company accounts for its stock option grants under the provisions of FASB No. 123, “Accounting for Stock-Based Compensation,” which contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for employee stock options and similar instruments under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”
      At December 31, 2004, the Company had a stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure only provisions of both SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Pursuant to the requirements of SFAS No. 148, the following are the pro forma net loss amounts for 2004 and 2003, as if the compensation cost for the options granted to the trustees had been determined based on the fair value at the grant date:

	For the Years Ended December 31,

	2004	2003	2002

Net income, as reported	$60,878,000	$47,164,000	$43,505,000
Less: stock based compensation determined under fair value based method for all awards	52,000	79,000	90,000

Pro forma net income	$60,826,000	$47,085,000	$43,415,000

Net income per share — basic	$2.49	$2.24	$2.50
as reported pro forma	$2.49	$2.24	$2.49
Net income per share — diluted	$2.48	$2.23	$2.48
as reported pro forma	$2.48	$2.22	$2.48
      The Company granted options to purchase 18,250, 129,850, and 87,100 common shares during years ended December 31, 2004, 2003 and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 8.3%, 9.6% and 11.0%; expected volatility of 18%, 17% and 22%; risk-free interest rate of 4.0%, 4.9% and 4.8%; and expected lives of 9, 9.5 and 5 years.
      In December, 2004, the FASB issued SFAS No. 123: “(Revised 2004) — Share-Based Payment” (“SFAS No. 123R”). SFAS 123R replaces SFAS No. 123. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company does not believe that the adoption of SFAS No. 123R will have a material effect on its consolidated financial statements.
      The Company adopted a Phantom Share Plan for Non-Employee Trustees on January 29, 2004. On July 20, 2004, the Company amended this Phantom Share Plan to expand the persons eligible to receive phantom shares to all Trustees and employees and renamed this Plan as the Phantom Share Plan. The Company granted 2,744 phantom shares during the year ended December 31, 2004. The Company has been accounting for grants under the Phantom Share Plan in accordance with SFAS No. 123, which requires the continuing recognition of compensation expenses from the date of grant to the date the phantom shares are actually paid to the participant. During the year ended December 31, 2004, the Company recognized $75,000 in compensation expenses relating to the Phantom Share Plan
      Federal Income Taxes — The Company qualifies and has elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended,

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
commencing with its taxable year ending December 31, 1999. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. As of and for the years ended December 31, 2004 and 2003, the Company is in compliance with all requirements necessary to qualify for taxation as a REIT.
      Earnings Per Share — The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares (including grants of phantom shares) were exercised and converted into common shares. EPS is computed based on the weighted average number of common shares outstanding.
      Consolidated Statement of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid for interest was $9.8 million, $8.9 million and $9.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Non-cash transactions:
      For the years ended December 31, 2004 and 2003, additional common shares in the amount of $306,000, $296,000, and $183,000, respectively, were issued through the Company’s dividend investment plan, in lieu of cash dividends.
      In August 2004, the Company’s real estate loans, net, decreased by $40.8 million when, after entering into a forbearance agreement with the borrower, the Company determined that the borrower had become a variable interest entity of which the Company was the primary beneficiary. In accordance with FIN 46(R) (defined below), the $40.8 million investment was included in the Company’s investment portfolio as a consolidated real estate interest.
      In June 2004, the Company received an $8.2 million note in exchange for net assets of $6.6 million (including fixed assets, long term debt and miscellaneous current asset and liability accounts) as part of a disposition of one of the Company’s consolidated real estate interests that also included cash proceeds. The $8.2 million note was fully repaid in December 2004.
      In July 2003, the Company acquired a consolidated real estate interest in satisfaction of its loan in the amount of $12.6 million.
      In September 2002, the Company generated $3.2 million in income from loan satisfaction. This related to the repayment of two loans (total net book value of $2.3 million) with cash of $2.5 million and unconsolidated real estate interests in the entities which own the real estate underlying the loans. The Company recorded the two unconsolidated real estate interests at their current fair value based upon discounted cash flows.
      In January 2002, the Company assumed long-term debt of $5.4 million in conjunction with the acquisition of an investment of real estate.
      Variable Interest Entities — In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns. These entities are referred to as variable interest entities.

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary is the party that absorbs a majority of the variable interest entities’ expected losses and/or receives a majority of the expected residual returns.
      In December 2003, the FASB revised FIN 46 (“FIN 46(R)”), delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. FIN 46(R) is effective no later than the end of the first interim or annual period ending after December 15, 2003 for entities created after January 31, 2003 and for entities created before February 1, 2003, no later than the end of the first interim or annual period ending after March 15, 2004. As required, the Company adopted the guidance of FIN 46(R).
      In adopting FIN 46 and FIN 46(R), the Company has evaluated its various interests to determine whether they are in variable interest entities. These variable interests are primarily subordinated financings in the form of mezzanine loans or unconsolidated real estate interests. The Company has identified 18 variable interests totaling $106.4 million that it holds as of December 31, 2004. For one of these variable interests, with a book value of $40.8 million at December 31, 2004, the Company determined that the Company is the primary beneficiary and such variable interest is included in the Company’s consolidated financial statements.
      The variable interest entity consolidated by the Company is the borrower of a first mortgage loan secured by a 594,000 square foot office building in Milwaukee, Wisconsin. We purchased the first mortgage loan in June 2003 (face value and underlying collateral value both in excess of $40.0 million) for $26.8 million. At the time the Company purchased the loan, the Company determined that the entity that owned the property was not a variable interest entity.
      Prior to the loan’s maturity date, in August 2004, the Company entered into a forbearance agreement with the borrower that provides that the Company will take no action with regard to foreclosure or sale of the building for a period of three years, with two one-year extension options, subject to the Company’s approval. The agreement also gives the Company total operational and managerial control of the property with the owner relinquishing any right to participate. The Company also agreed to make additional loan advances to fund certain outstanding fees and commissions (some of which fees are owed to an affiliate of the owner), and to fund shortfalls in operating cash flow, if necessary, during the forbearance period. The loan remains outstanding in its full amount and, aside from extending the maturity date of the loan, no other terms were adjusted.
      The Company concluded that the entering into of the forbearance agreement is a triggering event under FIN 46(R) and thus the variable interest must be reconsidered. Because the actual owner of the property no longer has a controlling financial interest in the property and the Company has the obligation to make additional advances under the Company’s loan to fund any potential losses, the Company has determined that the borrower is a variable interest entity and the Company is the primary beneficiary due to the Company absorbing the majority of the probability weighted expected losses, as defined in FIN 46(R). The Company continues to hold a valid and enforceable first mortgage and the value of the property exceeds the Company’s carrying value of the loan. However, as the primary beneficiary, the Company is required to consolidate this variable interest entity pursuant to FIN 46(R).

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s consolidated financial statements as of and for the year ended December 31, 2004 include the assets, liabilities, and results of operations of the variable interest entity, which are summarized below:

For the Period from August 29,
2004 (Consolidation) through
December 31, 2004

Total assets	$45,618,000

Total liabilities	576,000

Total income	$4,591,000
Total expense	1,748,000

Net income	$2,843,000

      Derivative Instruments and Hedging Activities — The Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents and includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. As of December 31, 2004, the Company has not entered into loan commitments that it intends to sell in the future.
      Accounting for Financial Instruments — The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”) on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and was effective July 1, 2003. Based on the Company’s current business activities, management has determined that the provisions of SFAS No. 150 did not have a material impact on the Company’s financial position, results of operations, or disclosures.

Note 4 —	Real Estate Loans
      The Company’s portfolio of real estate loans consisted of the following at the dates indicated below:

	December 31,

	2004	2003

First mortgages	$233,831,194	$201,492,314
Mezzanine loans	257,477,540	142,717,826
Unearned (fees) costs	198,896	515,337
Less: Allowance for loan losses	(226,157)	(226,157)

Real estate loans, net	491,281,473	344,499,320
Less: Senior indebtedness related to loans	(51,305,120)	(55,376,280)

Real estate loans, net of senior indebtedness	$439,976,353	$289,123,040

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary description of the assets contained in the Company’s portfolio of real estate loans as of December 31, 2004:

		Average
	Number	Loan to	Range of Loan
Type of Loan	of Loans	Value(1)	Yields(2)	Range of Maturities

First mortgages	24	66%	6.2% – 22.0%	3/29/05 – 10/29/07
Mezzanine loans	61	85%	10.0% – 20.5%	4/1/05 – 4/30/21

(1)	Calculated as the sum of the outstanding balance of the Company’s loan and senior loan (if any) divided by the current appraised value of the underlying collateral.

(2)	The Company’s calculation of loan yield includes points charged.
      The properties underlying the Company’s portfolio of real estate loans consisted of the following types at the dates indicated below:

	December 31,

	2004		2003

Multi family	$252.3 million	51.4%	$101.5 million	29.5%
Office	73.8 million	15.0%	187.0 million	54.3%
Retail and other	165.2 million	33.6%	55.7 million	16.2%

Total	$491.3 million	100.0%	$344.2 million	100.0%
      As of December 31, 2004, the maturities of the Company’s real estate loans in each of the years 2005 through 2009 and the aggregate maturities thereafter are as follows:

2005	$152,112,982
2006	146,017,691
2007	77,555,166
2008	—
2009	49,715,662
Thereafter	65,907,233

$491,308,734

      As of December 31, 2004 and 2003, $164.3 million and $112.3 million in principal amount of loans, respectively, were pledged as collateral for amounts outstanding on the Company’s lines of credit and senior indebtedness relating to loans.

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Senior indebtedness relating to loans arises when the Company sells a participation or other interest in one of its first mortgages or mezzanine loans to another lender. These participations and interests rank senior to the Company’s right to repayment under the relevant mortgage or loan in various ways. As of December 31, 2004 and 2003, senior indebtedness relating to loans consisted of the following:

	2004	2003

Loan payable, secured by real estate, monthly installments of principal and interest based on an amortization schedule of 25 years, including interest at a specified London interbank offered rates (“LIBOR”) plus 135 basis points (3.75% at December 31, 2004), remaining principal due September 15, 2007; the interest rate is subject to an interest rate swap agreement entered into by the borrower which provides for a fixed rate of 8.68%	10,365,120	10,536,280
Senior loan participation, secured by Company’s interest in a first mortgage loan with a principal balance of $6,440,000, payable interest only at the prime rate plus 0.50% due monthly, principal balance due February 14, 2004. This loan was repaid on August 2, 2004	—	2,900,000
Senior loan participation, secured by Company’s interest in a first mortgage loan with a book value of $9,952,019, payable interest only at LIBOR plus 250 basis points (4.9% at December 31, 2004) due monthly, principal balance due March 31, 2005	5,000,000	5,000,000
Senior loan participation, secured by Company’s interest in a first mortgage loan with a principal balance of $5,560,000, payable interest only at LIBOR plus 250 basis points due monthly, principal balance due May 9, 2005. This loan was repaid on March 5, 2004	—	5,000,000
Senior loan participation, secured by Company’s interest in a first mortgage loan with a principal balance of $2,550,000, payable interest only at 5.0% due monthly, principal balance due July 26, 2005	1,800,000	1,800,000
Senior loan participation, secured by Company’s interest in first mortgage loan with a principal balance of $3,369,233, payable interest only at LIBOR plus 275 basis points (5.15% at December 31, 2004) due monthly, principal balance due March 28, 2005	2,640,000	2,640,000
Term loan payable, secured by Company’s interest in a first mortgage loan with a principal balance of $9,000,000(1), payable interest only at 4.5% due monthly, principal balance due September 29, 2006	6,500,000	6,500,000
Term loan payable, secured by Company’s interest in a first mortgage loan with a principal balance of $9,000,000(1), payable interest only at 5.5% due monthly, principal balance due September 29, 2006	1,500,000	—
Senior loan participation, secured by Company’s interest in a first mortgage loan with a principal balance of $6,000,000, payable interest only at LIBOR plus 275 basis points due monthly, principal balance due June 26, 2004. This loan was repaid on February 18, 2004	—	5,000,000

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003

Senior loan participation, secured by Company’s interest in a first mortgage loan with a principal balance of $10,434,217, payable interest only at LIBOR plus 275 basis points (5.15% at December 31, 2004) due monthly, principal balance due June 30, 2005	5,000,000	5,000,000
Senior loan participation, secured by Company’s interest in a first mortgage loan with a principal balance of $15,500,000, payable interest only at 5.0% due monthly, principal balance due October 15, 2006	11,000,000	11,000,000
Senior loan participation, secured by Company’s interest in a mezzanine loan with a book value of $9,323,407, payable interest only at the bank’s prime rate (5.25% at December 31, 2004) due monthly, principal balance due June 10, 2005	2,500,000	—
Senior loan participation, secured by Company’s interest in a mezzanine loan with a book value of $4,128,776, payable interest only at the bank’s prime rate (5.25% at December 31, 2004) due monthly, principal balance due June 10, 2005	2,500,000	—
Senior loan participation, secured by Company’s interest in a mezzanine loan with a book value of $19,147,982, payable interest only at the bank’s prime rate (5.25% at December 31, 2004) due monthly, principal balance due January 30, 2006	2,500,000	—

	$51,305,120	$55,376,280

(1)	These term loans are secured by the same first mortgage interest.
      As of December 31, 2004, the senior indebtedness relating to loans maturing over the next five years and the aggregate indebtedness maturing thereafter, is as follows:

2005	$19,626,622
2006	21,703,481
2007	9,975,017
2008	—
2009	—
Thereafter	—

$51,305,120

Note 5 —	Consolidated Real Estate Interests
      As of December 31, 2004, the Company owned the following controlling interests in entities that own real estate. These interests are accounted for on a consolidated basis:

•	89% general partnership interest in a limited partnership that owns a building in Philadelphia, Pennsylvania with 456,000 square feet of office/retail space. The Company acquired its ownership interest for $750,000 and, in March 2001, the Company acquired two subordinated loans with respect to this property for $20.2 million. The aggregate original principal amount of the two loans was $23.2 million. In addition to these two loans, the property is subject to non-recourse financing of $44.0 million ($40.8 million at December 31, 2004), which bears interest at an annual rate of 6.85%

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and is due on August 1, 2008. The carrying value of this property at December 31, 2004 was $60.0 million.

•	100% limited and sole general partnership interest in a limited partnership that owns an office building in Rohrerstown, Pennsylvania with 12,630 square feet on 2.93 acres used as a diagnostic imaging center. The Company acquired this interest for $1.7 million. After acquisition, the Company obtained non-recourse financing of $1.1 million ($983,300 at December 31, 2004), which bears interest at an annual rate of 7.33% and is due on August 1, 2008. The carrying value of this property at December 31, 2004 was $1.3 million.

•	100% membership interest in a limited liability company that owns a 216-unit apartment complex and clubhouse in Watervliet, New York. The Company acquired this property in January 2002 for $8.7 million, which included the assumption of non-recourse financing in the original principal amount of $5.5 million ($5.2 million at December 31, 2004). The loan assumed by the Company bears interest at an annual rate of 7.27% and matures on January 1, 2008. The carrying value of this property at December 31, 2004 was $8.4 million.

•	84.6% membership interest in a limited liability company that owns a 44,517 square foot office building in Rockville, Maryland. In October 2002, the Company acquired 100% of the limited liability company for $10.7 million and simultaneously obtained non-recourse financing of $7.6 million ($7.3 million at December 31, 2004). The loan bears interest at an annual rate of 5.73% and is due November 1, 2012. In December 2002 the Company sold a 15.4% interest in the limited liability company to a partnership whose general partner is a son of the Company’s chairman and chief executive officer. The buyer paid $513,000, which approximated the book value of the interest being purchased. No gain or loss was recognized on the sale. The carrying value of this property at December 31, 2004 was $10.3 million.

•	100% membership interest in a limited liability company that owns a 110,421 square foot shopping center in Norcross, Georgia. In 1998, the Company made loans in the aggregate amount of $2.8 million to the former owner of the property. In July 2003, the Company negotiated the acquisition of this property from this former owner. At that time the Company assumed the existing senior, non-recourse mortgage financing on the property ($9.1 million outstanding at December 31, 2004), which bears interest at an annual rate of 7.55% and is due on December 1, 2008. The carrying value of this property at December 31, 2004 was $13.9 million. In June 2004, a fire at this property resulted in extensive damage to a 8,347 square foot building on an out-parcel of land located in the parking lot of the shopping center. The Company’s insurance carrier settled the claims related to the fire. As a result of settling these claims, the Company received total cash proceeds of $1.7 million and recorded a gain on involuntary conversion of $1.3 million.

•	Also included in the Company’s consolidated real estate interests is a first mortgage with a carrying amount of $40.8 million secured by a 594,000 square foot office building in Milwaukee, Wisconsin. In June 2003, the Company purchased the loan, which had a face value in excess of $40.0 million, for $26.8 million. Upon entering into a forbearance agreement with the owner of the property in August 2004, the Company determined that the borrowing entity was a variable interest entity (as defined in FIN 46) of which the Company was the primary beneficiary. See Note 3 — “Summary of Significant Accounting Policies — Variable Interest Entities.”

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s consolidated real estate interests consisted of the following property types at the dates indicated below:

	December 31,

	2004	2003

Multi-family	$9,222,663	$29,417,375
Office	126,504,664	83,880,082
Retail and other	14,925,602	13,662,012

Subtotal	150,652,929	126,959,469
Less: Accumulated depreciation	(14,165,682)	(12,959,365)

Consolidated real estate interests	$136,487,247	$114,000,104

      As of December 31, 2004 and 2003, non-recourse, long-term debt secured by real estate owned consisted of the following:

	2004	2003

Loan payable, secured by real estate, monthly installments of $8,008, including interest at 7.33%, remaining principal due August 1, 2008	983,270	1,006,857
Loan payable, secured by real estate, monthly installments of $288,314, including interest at 6.85%, remaining principal due August 1, 2008	40,821,379	41,415,575
Loan payable, secured by real estate, monthly installments of $87,960, including interest at 8.36%, remaining principal due March 11, 2028; as an inducement to pay interest at 8.36% from April 11, 1998 onward, rather than 7.89%, the Company received a buy-up premium of $418,482 (balance of $230,074 at December 31, 2003) which is amortized over the term of the underlying debt. On June 30, 2004, the Company exchanged its 49% limited partnership interests in the limited partnership that owns this property for a loan with a balance of $8,231,566. As a result, this debt is no longer included in the Company’s consolidated financial statements
	—	11,280,684
Loan payable, secured by real estate, monthly installments of $37,697, including interest at 7.27%, remaining principal due January 1, 2008	5,206,060	5,277,113
Loan payable, secured by real estate, monthly installments of $47,720, including interest at 5.73%, remaining principal due November 1, 2012	7,310,998	7,453,204
Loan payable, secured by real estate, monthly installments of $72,005, including interest at 7.55%, remaining principal due December 1, 2008	9,102,492	9,272,290

	$63,424,199	$75,705,723

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, the amount of long-term debt secured by real estate owned that matures over the next five years, and the aggregate indebtedness maturing thereafter, is as follows:

2005	$1,079,794
2006	1,156,960
2007	1,239,674
2008	53,299,941
2009	191,497
Thereafter	6,456,333

$63,424,199

      Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Unamortized fees as of December 31, 2004 and 2003 were $2.4 million and $591,000, respectively. The large increase over 2003 is due to the successful negotiation of the lease renewal of the largest tenant in one of the Company’s office buildings. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company’s consolidated real estate interests for the year ended December 31, 2004 was $3.6 million and for the years ended December 31, 2003 and 2002 depreciation expense was $3.4 million in each of those years.
      The Company leases space in the buildings it owns to several tenants. Approximate future minimum lease payments under noncancellable leases arrangements as of December 31, 2004 are as follows:

2005	$18,825,641
2006	13,654,850
2007	10,924,226
2008	10,070,820
2009	9,792,043
Thereafter	34,747,332

$98,014,912

Note 6 —	Unconsolidated Real Estate Interests
      Unconsolidated real estate interests include the Company’s non-controlling interests in limited partnerships accounted for under the equity method of accounting, unless such interests meet the requirements of EITF:D-46 “Accounting for Limited Partnership Investments” to be accounted for under the cost method of accounting. In accordance with EITF 03-16, “Accounting for Investments in Limited Liability Companies,” the Company accounts for its non-controlling interests in limited liability companies the same way that it accounts for its non-controlling interests in limited partnerships.
      At December 31, 2004, the Company’s unconsolidated real estate interests consisted of the following:

•	11% limited partnership interest in a limited partnership that owns a 500-unit multi-family apartment building in Philadelphia, Pennsylvania. The Company owned 100% of the limited partnership (cost of $19.8 million) until December 30, 2002, at which time the Company sold a 49% limited partnership interest (book value of $1.2 million) to a third party for $4.1 million, thus recognizing a gain of $2.8 million. On March 31, 2003, the Company sold a 40% limited partnership interest and sole general partnership interest (negative book value of $1.4 million) to the same third party for $914,000, thus

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognizing a gain of $2.4 million. The property is subject to non-recourse financing of $19.5 million at December 31, 2004, which is comprised of:

•	$14.2 million, which bears interest at an annual rate of 7.73% and is due on December 1, 2009

•	$2.2 million, which bears interest at an annual rate of 7.17% and is due on March 1, 2012

•	$1.8 million, which bears interest at an annual rate of 6.2% and is due on December 1, 2009 and

•	$1.3 million, which the Company provided to the purchaser of the Company’s 89% interests which bears interest at an annual rate of 4.74% and is due on June 1, 2010. This loan is included in “Investments in real estate loans, net” on the Company’s balance sheet.
           Legal proceedings relating to this transaction are described in Note 12.

•	20% beneficial interest in a trust that owns a 58-unit apartment building in Philadelphia, Pennsylvania and a 20% partnership interest in a general partnership that owns an office building with 31,507 square feet in Alexandria, Virginia. In September 2002, the Company received these interests, together with a cash payment of $2.5 million, in repayment of two loans with a combined net book value of $2.3 million. The Company recorded these interests at their current fair value based upon discounted cash flows and recognized income from loan satisfaction in the amount of $3.2 million. As of December 31, 2004, the Pennsylvania property is subject to non-recourse financing of $3.0 million bearing interest at 6.04% and maturing on February 1, 2013. The Virginia property is subject to non-recourse financing of $3.5 million bearing interest at 6.75% and maturing on March 1, 2013.

•	3% membership interest in a limited liability company that is the sole member of a limited liability company which owns a 265-unit apartment complex in Germantown, Maryland. The Company acquired this interest in December 2002 for $6.1 million. The Company received two partial repayments of the Company’s investment, one in October 2003 in the amount of $1.4 million and the other in March 2004 in the amount of $2.9 million. The property is subject to non-recourse financing comprised of two notes, one for $22.1 million at December 31, 2004, which bears interest at 5.78% and the other for $4.2 million at December 31, 2004 which bears interest at an annual rate of 5.98%. Both notes are due on January 1, 2013.

•	Class B limited partnership interest in a limited partnership that owns a 363-unit multifamily apartment complex in Pasadena (Houston), Texas. The Company acquired its interest in September 2003 for $1.9 million. In July 2004, the Company contributed an additional $600,000 to the limited partnership. The property is subject to non-recourse financing of $8.0 million at December 31, 2004, which bears interest at the 30-day London interbank offered rates, or LIBOR, plus 3.0% (5.4% at December 31, 2004) with a LIBOR floor of 2.0% and an overall interest rate cap of 6.0%, and is due on October 9, 2005.

•	3% interest in a limited liability company that owns a 504-unit multifamily apartment complex in Sugarland (Houston), Texas. The Company acquired its interest in April 2004 for $5.6 million. The property is subject to non-recourse financing of $14.6 million at December 31, 2004, which bears interest at an annual rate of 4.84%, and is due in November 1, 2009.

•	Preferred membership in a limited liability company that owns a 537,400 square foot office building in Cincinnati, Ohio. The Company acquired its interest in March 2004 for $6.0 million. The property is subject to non-recourse financing of $55.5 million at December 31, 2004, which bears interest at the 30-day London interbank rates, or LIBOR, plus 3.4% (5.8% at December 31, 2004) with a LIBOR floor of 1.1% and is due on April 9, 2006.

•	0.1% Class B interest in an limited liability company that has an 89.94% interest in a trust that owns a 737,308 square foot 35-story urban office building in Chicago, Illinois. The Company acquired its

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest in December 2004 for $19.5 million. The property is subject to non-recourse financing of $91.0 million at December 31, 2004, which bears interest at an annual rate of 5.3% and is due January 1, 2015.

•	Class B membership interests in each of two limited liability companies which together own a 231-unit multifamily apartment complex in Wauwatosa, Wisconsin. The Company acquired its membership in December 2004 for $2.9 million. The property is subject to non-recourse financing of $18.0 million at December 31, 2004, which bears interest at 5.3% and is due January 1, 2014.
      The Company’s unconsolidated real estate interests consisted of the following property types at the dates indicated below:

	December 31,

	2004	2003

Multi-family	$16,981,121	$10,340,377
Office	27,035,336	8,149,718
Retail and other	—	5,050,000

Unconsolidated real estate interests	$44,016,457	$23,540,095

Note 7 —	Lines of Credit
      At December 31, 2004, the Company had five lines of credit, two of which have $30.0 million of maximum possible borrowings, two of which have $25.0 million of maximum possible borrowings and a fifth of which has $10.0 million of maximum permissible borrowings. The aggregate amount of indebtedness outstanding under these lines of credit was $49.0 million at December 31, 2004. As of December 31, 2004, $107.2 million in principal amount of the Company’s loans and a consolidated real estate interest with a book value of $40.8 million were pledged as collateral for amounts outstanding under these lines of credit. The following is a description of the Company’s lines of credit at December 31, 2004:
      At December 31, 2004, the Company had $15.0 million outstanding under the first of the Company’s two $30.0 million lines of credit. This line of credit bears interest at either: (a) the 30-day London interbank offered rate, or LIBOR, plus 2.5%, or (b) the prime rate as published in the “Money Rates” section of The Wall Street Journal, at the Company’s election. The minimum interest rate is 4.0%. As of December 31, 2004 the interest rate was 4.9%. Absent any renewal, the line of credit will terminate in October 2006 and any principal then outstanding must be paid by October 2007. The lender has the right to declare any advance due and payable in full two years after the date of the advance.
      At December 31, 2004, the Company had $10.0 million outstanding under the second of the Company’s two $30.0 million lines of credit. This line of credit bears interest at the prime rate as published in the “Money Rates” section of The Wall Street Journal. As of December 31, 2004 the interest rate was 5.25%. This line of credit has a current term running through April 2005 with annual one-year extension options and an 11-month non-renewal notice requirement. Approximately $442,000 of availability under this line of credit is reserved in the event the Company is required to make any payments under a letter of credit described in Note 12.
      At December 31, 2004, the Company had $24.0 million outstanding under the first of the Company’s two $25.0 million line of credit. This line of credit bears interest, at the Company’s election, at either: (a) one, two or three month LIBOR, plus 2.25% or (b) a daily base rate equal to the higher of (i) the bank’s announced prime rate or (ii) the federal funds rate, as published by the Federal Reserve Bank of New York, plus 1%. As of December 31, 2004 the interest rate was 4.65%. Absent any renewal, this line of credit will terminate in February 2006 and any principal then outstanding must be repaid at that time.

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the Company had no amount outstanding under the second of the Company’s two $25.0 million line of credit. This line of credit bears interest at the 30-day LIBOR, plus 2.25%. Absent any renewal, the line of credit will terminate in December 2005 and any principal then outstanding must be repaid by December 2006. If the lender does not provide notice, at least 30 days prior to the termination date, that the termination date will not be extended, the termination date will be automatically extended for an additional year.
      At December 31, 2004, the Company had no amount outstanding under the Company’s $10.0 million line of credit. This line of credit bears interest at either: (a) one month LIBOR plus 3.0% or (b) the prime rate as published in the “Money Rates” section of The Wall Street Journal, at the Company’s election. Absent any renewal, this line will terminate in July 2005 and any principal then outstanding must be repaid by July 2010.

Note 8 —	Shareholders’ Equity
      On October 5, 2004, the Company issued 2.0 million 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series B Preferred Shares”) in a public offering at an offering price of $25.00 per share. After offering costs, including the underwriters’ discount, and expenses of approximately $1.9 million, the Company received approximately $48.1 million of net proceeds. On October 29, 2004, the underwriters exercised their over-allotment option, in part, with respect to an additional 258,300 Series B Preferred Shares. The exercise price was $25.00 per share. These shares were issued on November 3, 2004 for net proceeds of approximately $6.3 million.
      On June 25, 2004, the Company issued 2.0 million common shares in a public offering at an offering price of $24.25 per share. After offering costs, including the underwriters’ discount and expenses of approximately $2.4 million, the Company received approximately $46.1 million of net proceeds. On July 6, 2004, the Company issued an additional 300,000 common shares pursuant to the underwriters’ exercise of their over-allotment option. The exercise price was $24.25 per share, resulting in receipt by the Company of net proceeds of approximately $6.9 million.
      On March 19, 2004, the Company issued 2.4 million Series A Preferred Shares in a public offering at an offering price of $25.00 per share with respect to 2,350,150 shares and $24.50 with respect to 49,850 shares sold to certain of the Company’s Trustees, officers and employees, together with their relatives and friends. After offering costs, including the underwriters’ discount, and expenses of approximately $2.0 million, the Company received approximately $58.0 million of net proceeds. On April 6, 2004, the Company issued an additional 360,000 Series A Preferred Shares pursuant to the underwriters’ exercise of their over-allotment option. The exercise price was $25.00 per share, resulting in receipt by the Company of net proceeds of approximately $8.6 million.
      On October 22, 2003, the Company issued 2.0 million common shares in a public offering at an offering price of $22.75 per share. After offering costs, including the underwriter’s discount, and expenses of approximately $2.1 million, the Company received approximately $43.4 million of net proceeds. On October 31, 2003, the Company issued an additional 300,000 common shares pursuant to the underwriter’s exercise of its over-allotment option. The exercise price was $22.75 per share, resulting in receipt by the Company of net proceeds of approximately $6.5 million.
      On February 10, 2003, the Company issued 1.75 million common shares in a public offering at an offering price of $20.75 per share. After offering costs, including the underwriter’s discount, and expenses of approximately $1.7 million, the Company received approximately $34.6 million of net proceeds. On March 4, 2003, the Company issued an additional 262,500 common shares pursuant to the underwriter’s exercise of its over-allotment option. The exercise price was $20.75 per share, resulting in receipt by the Company of net proceeds of approximately $5.2 million.

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In January 2003, Friedman Billings Ramsey (“FBR”) acquired 18,794 common shares pursuant to partial exercises of its warrant (the “FBR Warrant”). The Company received proceeds of $282,000 from these exercises. The FBR Warrant to purchase an additional 12,054 common shares expired on January 14, 2003.

Note 9 —	Benefit Plans
      401(k) Profit Sharing Plan — The Company has a 401(k) savings plan covering substantially all employees. Under the plan, the Company matches 75% of employee contributions for all participants. Contributions made by the Company were approximately $169,000, $135,000 and $100,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Deferred Compensation — In January 2002 the Company established a supplemental executive retirement plan, or SERP, providing for retirement benefits to Betsy Z. Cohen, its Chairman and Chief Executive Officer, as required by her employment agreement with the Company. The normal retirement benefit is equal to 60% of Mrs. Cohen’s average base plus incentive compensation for the three years preceding the termination of employment, less social security benefits, increasing by .05% for each month of employment after Mrs. Cohen reaches age 65. Mrs. Cohen’s rights in the SERP benefit vest 25% for each year of service after October 31, 2002. The Company established a trust to serve as the funding vehicle for the SERP benefit and has deposited 58,912 of the Company’s common shares and $740,000 in this trust since its inception. Based upon current actuarial calculations, the Company will have to fund an additional $1.4 million in cash to the trust, in order to satisfy this commitment.
      In 2002, the Company recorded deferred compensation of $1.25 million for the fair value of the common shares. For the years ended December 31, 2004, 2003 and 2002, the Company recognized $756,000 and $586,000 and $96,000 of compensation expenses, respectively, with regard to the required stock and cash contributions.

Note 10 —	Earnings Per Share
      The Company’s calculation of earnings per share in accordance with SFAS No. 128 is as follows:

	Year Ended December 31, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

BASIC EARNINGS PER SHARE:
Net income available to common shareholders	$60,878,397	24,404,168	$2.49
Effect of dilutive securities:
Options	—	166,144	(.01)
Phantom Shares	—	1,764	—

Net income available to common shareholders plus assumed conversions	$60,878,397	24,572,076	$2.48

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

BASIC EARNINGS PER SHARE:
Net income available to common shareholders	$47,164,427	21,043,308	$2.24
Effect of dilutive securities:
Options	—	146,895	(.01)

Net income available to common shareholders plus assumed conversions	$47,167,427	21,190,203	$2.23

	Year Ended December 31, 2002

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

BASIC EARNINGS PER SHARE:
Net income available to common shareholders	$43,504,666	17,433,260	$2.50
Effect of dilutive securities:
Options	—	97,226	(.02)
Warrants	—	7,850	—

Net income available to common shareholders plus assumed conversions	$43,504,666	17,538,336	$2.48

Note 11 —	Stock Based Compensation
      The Company maintains a non-qualified and incentive share option plan (the “Option Plan”). The maximum aggregate number of common shares that may be issued pursuant to options granted under the Option Plan is 1,600,000. The purpose of the Option Plan is to provide a means of performance-based incentive compensation for the Company’s key employees.
      In February and April 2002, the Company granted to its employees, executive officers and trustees options to purchase 61,100 common shares at the fair market value on the date of grant. These options, which were exercised in March through May 2002, had exercise prices of $16.92 and $19.85, respectively, per common share. The common shares issued pursuant to these exercises are subject to restrictions that lapse with respect to 25% of these common shares annually on the anniversary date of the grants for each of the next four years. At the time of exercise, the Company provided loans to each person in the amount necessary to exercise such options. Each of these promissory notes bears interest at a rate of 6% per annum. The aggregate principal amount of all these promissory notes was $506,000 at December 31, 2004. Interest on the outstanding principal amount is payable quarterly and 25% of the original principal amount of each promissory note is payable on each of the first four anniversaries.
      The common shares acquired pursuant to the option exercise secure each note and the maker of such note is personally liable for 25% of the outstanding balance due. Any payments of principal are deemed to first reduce the amount of the maker’s personal liability and the Company agrees to accept as full satisfaction of amount due under the note for which the maker is not personally liable the return of all common shares purchased by maker with the proceeds of the note.
      The Company has granted to its officers, trustees and employees options to acquire common shares. The vesting period is determined by the Compensation Committee and the option term is generally ten years after the date of grant. At December 31, 2004 there were 490,693 options outstanding.

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the activity of the Option Plan is presented below.

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, January 1,	518,282	$16.82	427,682	$14.52	560,825	$13.16
Granted	18,250	26.40	129,850	22.84	87,100	18.12
Exercised	(45,839)	14.09	(39,250)	11.65	(220,243)	12.41

Outstanding, December 31,	490,693	17.44	518,282	16.82	427,682	14.52

Options exercisable at December 31,	392,143		374,682		378,932

Weighted average fair value of options granted during the year		$1.22		$0.68		$0.95

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Outstanding at	Average
Exercise Prices	December 31, 2004	Contractual Life	Exercise Price	December 31, 2004	Exercise Price

$ 9.00 - 10.75	25,682	4.63 years	$10.36	25,682	$10.36
$13.65 - 15.00	293,836	3.14 years	$14.95	293,836	$14.95
$19.21 - 19.85	26,000	7.37 years	$19.58	17,875	$19.64
$21.81 - 23.15	126,925	8.67 years	$22.92	36,500	$22.80
$26.40	18,250	9.08 years	$26.40	18,250	$26.40

	490,693			392,143

Note 12 —	Commitments and Contingencies
Letters of Credit
      At December 31, 2004, the Company had outstanding two letters of credit totaling $3.0 million as follows:
      On February 20, 2003, a $1.0 million letter of credit was posted in connection with the Company’s sale of a real estate interest to support the Company’s guaranteed rate of return to the buyer of up to a maximum of $800,000 over a three-year period and capital improvements of $200,000. In November 2003 the letter of credit was reduced to approximately $442,000 when the Company funded $489,000 of the guaranteed return and $69,000 of capital improvements. $442,000 of availability under the second of the Company’s two $30.0 million lines of credit described in Note 7 above is reserved in the event the Company is required to make additional payments under this letter of credit. Although the letter of credit relating to the Company’s guarantee was not issued until February 20, 2003, both the agreement of sale of the partnership interests and the guarantee were executed on December 31, 2002. Accordingly, we did not consider recognizing a liability for this guarantee under FASB Interpretation 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) since the initial recognition and initial measurement provisions of FIN 45 were to be applied only on a prospective basis to guarantees issued after December 31, 2002.
      On March 31, 2003, on behalf of a borrower, the Company extended a $2.0 million letter of credit as a guarantee of a portion of the senior indebtedness underlying one of the Company’s loans. This letter of credit

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expires in March 2005, but automatically extends for an additional year unless the Company gives prior notice that it elects not to extend the expiration date. The principals of the borrower have guaranteed repayment of any amounts the Company pays under this letter of credit.
Lease Obligations
      The Company sub-leases both its downtown and suburban Philadelphia office locations. The annual minimum rent pursuant to the subleases is estimated to be as follows:

2005	$323,000
2006	321,000
2007	323,000
2008	323,000
2009	323,000
Thereafter	216,000

Total	$1,829,000

      The Company sub-leases a portion of its downtown Philadelphia office space under an operating lease with The Bancorp, Inc., (“Bancorp”), at an annual rental based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Bancorp was approximately $251,000, $244,000 and $183,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s affiliation with Bancorp is described in Note 13.
      Commencing in 2002 the Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease with The Richardson Group, Inc. (“Richardson”) whose Chairman is the Vice-Chairman, a trustee and Secretary of the Company, and a son of the Chairman and Chief Executive Officer of the Company. The Senior Vice President and Chief Operating Officer of Richardson is the spouse of the Executive Vice President and Chief Financial Officer of the Company. The annual rental is based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Richardson was approximately $56,000, $55,000 and $53,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company sub-leases suburban office space at an annual rental of $10,000. This sublease currently terminates in February 2005 but renews automatically each year for a one year term unless prior notice of termination of the sublease is sent by either party to the sublease to the other party thereto.
      Total rental expense was $316,000, $298,000 and $253,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Employment Agreements — The Company is party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.
      Litigation — In December 2002 the Company entered into a contract pursuant to which it sold the 1% general partnership interest and 88% limited partnership interest in a partnership that owns a property located in Philadelphia, Pennsylvania to affiliates of Michael Axelrod. On August 12, 2004, a complaint was filed in the United States District Court of the Eastern District of Pennsylvania by Axelrod and these affiliates naming the Company, Brandywine Construction and Management, Inc. and others as defendants. The complaint, which is based upon alleged breaches of contractual representations and/or misrepresentations made with respect to the condition of this property, seeks rescission of the contract and damages. Plaintiffs have made related claims for damages based upon purported breach of contract, and are seeking equitable relief declaring

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company responsible for certain senior indebtedness on the property. The proceedings are now in the earliest stages and the Company intends to vigorously defend the matter. Management does not expect that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 13 —	Transactions with Affiliates
      Resource America, Inc. (“Resource America”) was the sponsor of the Company. Resource America had the right to nominate one person for election to the Board of Trustees of the Company until its ownership of the outstanding Common Shares fell below 5%, which occurred in June 2003. Based upon representations made by Resource America to the Company, Resource America owns less than 1% of the outstanding Common Shares as of March 1, 2005. The Chairman and Chief Executive Officer of the Company, Betsy Z. Cohen, is (i) the spouse of Edward E. Cohen, the Chairman of the Board of Resource America, and (ii) the parent of Jonathan Z. Cohen, the Chief Executive Officer, President and a director of Resource America. Jonathan Cohen is also the Vice-Chairman, a Trustee and the Secretary of the Company and served as Resource America’s nominee to the Board of Trustees of the Company. The President and Chief Operating Officer of the Company, Scott F. Schaeffer, was, until October 2002, a director of Resource America.
      During 2004 and 2003, the Company engaged in the following transactions with Resource America:
      In December 2003, the Company was paid $100,000 for facilitating an acquisition by an unrelated third party financial institution of a $10.0 million participation in a loan owned by Resource America. The Company had previously owned the participation from March 1999 until March 2001 and in order for another party to acquire it, the Company had to reacquire it and then sell it to them. The transaction was completed in January 2004, at which time the Company earned an additional $23,000 representing interest for the eight days the Company had funded the participation. The transaction was reviewed and approved by the Independent Trustees (as defined in the declaration of trust of the Company) of the Board of Trustees of the Company and determined not to create a conflict of interest.
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
Transactions with Other Affiliates
      Brandywine Construction & Management, Inc. (“Brandywine”), is an affiliate of the spouse of Betsy Z. Cohen, the Chairman and Chief Executive Officer of the Company. Brandywine provided real estate management services to 13 and 16 properties underlying the Company’s real estate interests at December 31, 2004, and 2003, respectively. Management fees in the amount of $1.0 million, $1.2 million and $1.1 million were paid to Brandywine for the years ended December 31, 2004, 2003 and 2002, respectively, relating to those interests. The Company believes that the management fees charged by Brandywine are comparable to

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
those that could be obtained from unaffiliated third parties. The Company continues to use Brandywine to provide real estate management services to properties underlying the Company’s investments.
      Betsy Z. Cohen has been the Chairman of the Board of The Bancorp Bank (“Bancorp”), a commercial bank, since November 2003 and a director of The Bancorp, Inc. (“Bancorp Inc.”), a registered bank holding company for Bancorp, since September 2000, the Chief Executive Officer of both Bancorp and Bancorp Inc. since September 2000. Daniel G. Cohen, Mrs. Cohen’s son, (a) has been the Vice-Chairman of the Board of Bancorp since November 2003, was the Chairman of the Board of Bancorp from September 2000 to November 2003, was the Chief Executive Officer of Bancorp from July 2000 to September 2000 and has been Chairman of the Executive Committee of Bancorp since 1999 and (b) has been the Chairman of the Board of Bancorp Inc. and Chairman of the Executive Committee of Bancorp Inc. since 1999. The Company maintains most of its checking and demand deposit accounts at Bancorp. As of December 31, 2004 and 2003, the Company had $7.8 million and $11.7 million, respectively, on deposit, of which approximately $7.7 million and $11.6 million, respectively, is over the FDIC insurance limit. The Company pays a fee of $5,000 per month to Bancorp for information system technical support services. The Company paid $60,000 for each of the years ended December 31, 2004, 2003 and 2002. The Company subleases a portion of its downtown Philadelphia office space from Bancorp. See Note 12.
      Daniel G. Cohen is the beneficial owner of the corporate parent of Cohen Brothers & Company (“Cohen Brothers”), a registered broker-dealer of which Mr. Cohen is President and Chief Executive Officer. In March 2003, Jonathan Z. Cohen sold his 50% equity interest in this corporate parent to Daniel G. Cohen. Cohen Brothers has acted as a dealer in the public offering the Company made of its 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series A Preferred Shares”) in March 2004. In the March 2004 offering, Cohen Brothers was allocated 60,000 Series A Preferred Shares at the public offering price less a standard dealer’s concession of $0.50 per share. Cohen Brothers has acted as a dealer in the public offerings the Company made of its common shares in February 2003 and October 2003. In the February 2003 offering, Cohen Brothers was allocated 150,000 common shares at the public offering price less a standard dealer’s concession of $0.48 per share. In the October 2003 offering, Cohen Brothers was allocated 125,000 common shares at the public offering price less a standard dealer’s concession of $0.61 per share.
      The Company sub-leases a portion of its downtown Philadelphia office space under an operating lease with Richardson. See Note 12.
      In December 2002, the Company sold a 15.4% interest in the limited liability company to a partnership whose general partner is a son of the Company’s Chairman and Chief Executive Officer. The buyer paid $513,000, which approximated the book value of the interest being purchased. No gain or loss was recognized on the sale.
      In March 2002, the Company sold its interest in one loan with a book value of $1.2 million for a price of $2.2 million to a partnership whose general partner is a son of the Chairman and Chief Executive Officer of the Company. The Company recognized a gain on sale of approximately $948,000.

Note 14 —	Concentrations of Credit Risk
      The Company believes that it does not concentrate its assets in any way that exposes it to a material loss from any single occurrence or group of occurrences. The Company has no loans or investments with cross default and or cross collateral provisions with other loans or investments in its portfolio.

Note 15 —	Fair Value of Financial Instruments
      SFAS No. 107 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans. Therefore, the Company has used significant assumptions and present value calculations in estimating fair value. Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.
      Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book values at December 31, 2004 and 2003 are outlined below.
      For cash and cash equivalents, the recorded book value of $13.3 million and $14.8 million as of December 31, 2004 and 2003, respectively, approximated fair value. The book value of restricted cash of $22.9 million and $7.7 million approximated fair value at December 31, 2004 and 2003, respectively. The recorded book value of the secured lines of credit totaling $49.0 million and $23.9 million at December 31, 2004 and 2003, respectively, approximated the fair value of the amounts outstanding.
      The net loan portfolio, senior indebtedness relating to loans, and long term debt secured by real estate owned at December 31, 2004 and 2003 have been valued using a present value of expected future cash flows. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.
      The following tables describe the carrying amounts and fair value estimates of the Company’s investments in real estate loans and long-term debt underlying the Company’s loans and real estate interests:

	At December 31, 2004

	Carrying	Estimated	Discount
	Amount	Fair Value	Rate

First mortgages	$233,831,000	$233,960,000	8.5%
Mezzanine loans	257,478,000	257,930,000	12.5%
Senior indebtedness relating to loans	51,305,000	52,201,000	5.25%
Long-term debt secured by real estate owned	63,424,000	65,476,000	5.9%

	At December 31, 2003

	Carrying	Estimated	Discount
	Amount	Fair Value	Rate

First mortgages	$201,492,000	$203,869,000	8.0%
Mezzanine loans	142,718,000	145,705,000	13.0%
Senior indebtedness relating to loans	55,376,000	57,489,000	4.0%
Long-term debt secured by real estate owned	75,706,000	76,607,000	6.75%

Note 16 —	Segment Reporting
      The Company has identified that it has one operating segment; accordingly it has determined that it has one reportable segment. As a group, the executive officers of the Company act as the Chief Operating Decision Maker (“CODM”). The CODM reviews operating results to make decisions about all investments and resources and to assess performance for the entire Company. The Company’s portfolio consists of one reportable segment, investments in real estate through the mechanism of lending and/ or ownership. The CODM manages and reviews the Company’s operations as one unit. Resources are allocated without regard to the underlying structure of any investment, but rather after evaluating such economic characteristics as

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
returns on investment, leverage ratios, current portfolio mix, degrees of risk, income tax consequences and opportunities for growth. The Company has no single customer that accounts for 10% or more of revenues.

Note 17 —	Dividends
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
      On March 23, 2004 the Board of Trustees of the Company declared a cash dividend of $0.60 per common share payable on April 15, 2004 to shareholders of record on April 5, 2004. On June 10, 2004 the Board of Trustees of the Company declared a cash dividend of $0.60 per common share payable on July 15, 2004 to shareholders of record on June 21, 2004. On September 15, 2004 the Board of Trustees of the Company declared a quarterly cash distribution of $0.60 per common share payable October 15, 2004 to holders of record on September 27, 2004. On December 9, 2004, the Board of Trustees of the Company declared a quarterly cash distribution of $0.60 per common share payable on December 31, 2004 to holders of record on December 21, 2004. Total dividends declared by the Company on the common shares aggregated $58.5 million for the year ended December 31, 2004.
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
      On March 18, 2004 the Board of Trustees of the Company declared a pro-rated cash dividend on the Series A Preferred Shares aggregating $150,000 for the period from March 19, 2004 (date of issuance) through March 31, 2004 payable on March 31, 2004 to shareholders of record on March 24, 2004. On April 27, 2004, the Board of Trustees of the Company declared a cash dividend on the Series A Preferred Shares for the three months ended June 30, 2004 aggregating $1.3 million payable on June 30, 2004 to holders of record on June 1, 2004. On July 27, 2004, the Board of Trustees of the Company declared a cash dividend on the Series A Preferred Shares for the three months ended September 30, 2004 aggregating $1.3 million payable on September 30, 2004 to holders of record on September 1, 2004. On October 26, 2004, the Board of Trustees of the Company declared a cash dividend on the Series A Preferred Shares for the three months ended December 31, 2004 aggregating $1.3 million payable on December 31, 2004 to holders of record on December 1, 2004. As of March 1, 2005 there are no dividend arrearages on the Series A Preferred Shares.
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

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On October 26, 2004 the Board of Trustees of the Company declared a pro-rated cash dividend on the Series B Preferred Shares aggregating $1.1 million for the period from October 5, 2004 (date of initial issuance) through December 31, 2004 payable on December 31, 2004 to shareholders of record on December 1, 2004. As of March 1, 2005, there are no dividend arrearages on the Series B Preferred Shares.

Note 18 —	Quarterly Financial Data (Unaudited)
      The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations:

	For the Three Months Ended

2004	December 31,	September 30,	June 30,	March 31,

Interest income	$17,461,081	$15,064,880	$15,145,385	$13,314,483
Rental income	7,804,445	7,426,344	6,641,154	6,067,198
Fee income and other	1,503,265	2,157,903	579,419	2,487,208
Investment income(1)	724,314	740,616	1,123,493	831,894
Interest expense	2,471,785	2,266,206	2,593,314	2,466,125
Property operating expenses	4,277,986	3,562,837	3,419,697	3,030,023
Other operating expenses	2,830,811	2,517,466	4,070,267	3,064,641

Net income before minority interest	17,912,523	17,043,234	13,406,173	14,139,994
Minority interest	(12,082)	554	1,248	(19,476)

Net income before gain on sale of real estate interests and gain on involuntary conversion	17,900,441	17,043,788	13,407,421	14,120,518

Gain on sale of real estate interests	—	—	2,402,639	—
Gain on involuntary conversion	782,742	500,000	—	—

Net income before preferred dividend	18,683,183	17,543,788	15,810,060	14,120,518
Preferred dividend	2,455,402	1,336,875	1,336,875	150,000

Net income	$16,227,781	$16,206,913	$14,473,185	$13,970,518

Basic earnings per share:
Net income	$0.64	$0.64	$0.62	$0.60
Diluted earnings per share
Net income	$0.63	$0.63	$0.62	$0.60

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended

2003	December 31,	September 30,	June 30,	March 31,

Interest income	$12,254,943	$10,608,732	$8,479,137	$8,540,657
Rental income	5,989,174	6,114,316	5,426,080	6,846,335
Fee income and other	1,569,648	1,892,902	943,428	532,180
Investment income	1,617,630	2,570,296	448,684	2,356,871
Interest expense	2,358,022	2,442,796	1,692,437	2,217,996
Property operating expenses	2,807,459	3,340,562	2,787,652	3,801,344
Other operating expenses	2,791,506	2,439,113	2,523,152	2,231,309

Net income before minority interest	13,474,408	12,963,775	8,294,088	10,025,394
Minority interest	6,422	(28,586)	32,994	23,712

Net income before gain on sale of real estate interests	13,480,830	12,935,189	8,327,082	10,049,106
Gain on sale of real estate interests	—	—	—	2,372,220

Net income	$13,480,830	$12,935,189	$8,327,082	$12,421,326

Basic earnings per share:
Net income	$0.60	$0.62	$0.40	$0.62
Diluted earnings per share
Net income	$0.60	$0.62	$0.40	$0.62

(1)	Certain reclassifications have been made to the prior quarters to conform to the presentation of the consolidated financial statements for the year ended December 31, 2004.

SCHEDULE IV
RAIT INVESTMENT TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
December 31, 2004

Loan Type/			Periodic		Face Amount	Book Value
Property Type	Interest Rate	Maturity Date	Payment Terms	Prior Liens	of Loans	of Loans

FIRST MORTGAGES:
Multi-family	15.50%	10/15/05	interest only	$—	$26,975,000	$26,975,000
Multi-family	6.78%	9/21/07	interest only	—	10,986,000	10,986,000
Multi-family	6.78%	9/21/07	interest only	—	10,432,193	10,432,193
Multi-family	6.78%	9/21/07	interest only	—	6,581,807	6,581,807
Multi-family	7.84%	3/31/05	interest only	5,000,000	12,233,071	9,952,019
Multi-family	7.00%	9/29/05	interest only	—	9,270,000	9,270,000
Multi-family	8.50%	11/23/05	interest only	—	8,000,000	8,000,000
Multi-family	10.00%	4/13/05	interest only	—	6,665,239	6,665,239
Office	7.00%	5/31/06	interest only	5,000,000	10,434,217	10,434,217
Office	8.57%	3/31/06	interest only	—	6,000,000	6,000,000
Retail and other	8.50%	12/31/06	interest only	—	33,629,664	33,629,664
Retail and other	9.00%	10/29/07	interest only	—	16,000,000	16,000,000
Retail and other	9.00%	10/15/06	interest only	11,000,000	15,500,000	15,500,000
Retail and other	8.00%	11/24/05	interest only	—	12,480,000	12,480,000
Retail and other	9.15%	3/31/05	interest only	—	6,300,000	6,300,000
Retail and other	10.00%	10/29/07	interest only	—	20,000,000	20,000,000
Retail and other	6.00%	6/22/06	interest only	8,000,000	9,000,000	9,000,000
Retail and other	9.00%	3/11/05	interest only	—	2,323,050	2,323,050
Three other multi-family	8.00%-12.00%	3/29/05-9/1/05		2,640,000	4,567,005	4,567,005
Three other office	8.00%-9.00%	7/29/05-3/31/06		1,800,000	8,735,000	8,735,000

Total first mortgages				$33,440,000	$236,112,246	$233,831,194

MEZZANINE LOANS:
Multi-family	11.43%	9/8/07	interest only	10,365,120	14,982,723	14,982,723
Multi-family	14.50%	7/28/06	interest only	—	11,000,000	11,000,000
Multi-family	15.20%	12/15/06	interest only	—	8,700,000	8,700,000
Multi-family	8.00%	9/30/17	interest only	—	9,573,407	9,573,407
Multi-family	14.50%	9/30/18	interest only	—	7,957,296	7,957,296
Multi-family	14.50%	8/1/09	interest only	—	7,256,173	7,256,173
Office	15.00%	2/2/06	interest only	2,500,000	19,147,982	19,147,982
Office	15.00%	1/16/06	interest only	—	7,418,534	7,418,534
Retail and other	16.00%	3/9/06	interest only	—	15,000,000	15,000,000
Retail and other	15.00%	7/10/06	interest only	—	6,950,000	6,950,000
Thirty-two other multi- family	4.74%-17.00%	11/24/04-9/30/17		5,000,000	99,404,518	99,404,518
Eight other office	12.00%-15.50%	3/11/03-5/2/21		—	22,079,221	22,079,221
Eleven other retail and other	12.75%-15.00%	4/1/05-6/4/13		—	28,007,686	28,007,686

Total mezzanine loans				$17,865,120	$257,477,540	$257,477,540

Grand total				$51,305,120	$493,589,786	$491,308,734

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on this assessment, management believes that, as of December 31, 2004, our internal control over financial reporting is effective.
      Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears on page 71 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting
      There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Controls
Board of Trustees
RAIT Investment Trust
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that RAIT Investment Trust and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      An organization’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An organization’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the organization; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the organization are being made only in accordance with authorizations of management and directors of the organization; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the organization’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the RAIT Investment Trust and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 16, 2005, expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 16, 2005

Item 9B.	Other Information
      None
PART III

Item 10.	Trustees and Executive Officers of the Registrant
      The information required by this item will be set forth in our definitive proxy statement with respect to our 2005 annual meeting of shareholders, to be filed on or before May 2, 2005 and is incorporated herein by reference.

Item 11.	Executive Compensation
      The information required by this item will be set forth in our definitive proxy statement with respect to our 2005 annual meeting of shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      The information required by this item will be set forth in our definitive proxy statement with respect to our 2005 annual meeting of shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item will be set forth in our definitive proxy statement with respect to our 2005 annual meeting of shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
      The information required by this item will be set forth in our definitive proxy statement with respect to our 2005 annual meeting of shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) Listed below are all financial statements, financial statement schedules, and exhibits filed as part of this 10-K and herein included.
      (1) Financial Statements
      Consolidated Balance Sheets at December 31, 2004 and 2003
      Consolidated Statements of Income for the three years ended December 31, 2004

Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2004
      Consolidated Statements of Cash Flows for the three years ended December 31, 2004
      Notes to Consolidated Financial Statements
      (2) Financial Statement Schedules
      Schedule IV — Mortgage Loans on Real Estate
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

Betsy Z. Cohen
Chairman, Chief Executive Officer and Trustee
March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ BETSY Z. COHEN Betsy Z. Cohen	Chairman, Chief Executive Officer and Trustee (Principal Executive Officer)	March 16, 2005

By:	/s/ SCOTT F. SCHAEFFER Scott F. Schaeffer	President and Chief Operating Officer	March 16, 2005

By:	/s/ ELLEN J. DISTEFANO Ellen J. DiStefano	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2005

By:	/s/ JONATHAN Z. COHEN Jonathan Z. Cohen	Secretary, Vice-Chairman and Trustee	March 16, 2005

By:	/s/ EDWARD S. BROWN Edward S. Brown	Trustee	March 16, 2005

By:	/s/ S. KRISTIN KIM S. Kristin Kim	Trustee	March 16, 2005

By:	/s/ ARTHUR MAKADON Arthur Makadon	Trustee	March 16, 2005

By:	/s/ JOEL R. MESZNIK Joel R. Mesznik	Trustee	March 16, 2005

By:	/s/ DANIEL PROMISLO Daniel Promislo	Trustee	March 16, 2005

EXHIBIT INDEX

Exhibit
Number		Description of Documents

3.1		Amended and Restated Declaration of Trust of RAIT Investment Trust(1).
3	.1.1	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT Investment Trust(2).

3	.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT Investment Trust(3).

3	.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust of RAIT Investment Trust(4).

3	.1.4	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”) (5).

3	.1.5	Certificate of Correction to the Series A Articles Supplementary(5).

3	.1.6	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest(6).

3.2		By-laws of RAIT Investment Trust, as amended(1).

3.3		Articles of Incorporation of RAIT General, Inc.(1).

3.4		By-laws of RAIT General, Inc.(1).

3.5		Articles of Incorporation of RAIT Limited, Inc.(1).

3.6		By-laws of RAIT Limited, Inc.(1).

3.7		Certificate of Limited Partnership of RAIT Partnership, L.P.(1).

3.8		Limited Partnership Agreement of RAIT Partnership, L.P.(1).

4.1		Form of Certificate for Common Shares of Beneficial Interest(3).

4.2		Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest(7).

4.3		Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest(6).

10.1		Form of Indemnification Agreement(1).

10.2		Employment Agreement dated January 23, 2002 between Betsy Z. Cohen and RAIT Investment Trust(8).

10.3		Employment Agreement dated January 23, 2002 between Scott F. Schaeffer and RAIT Investment Trust(9).

10.4		Amended and Restated RAIT Investment Trust 1997 Stock Option Plan (as amended through July 16, 2002)(10).

10.5		RAIT Investment Trust Phantom Share Plan (As Amended and Restated, Effective July 20, 2004) (the “PSP”)(11).

10.6		RAIT Investment Trust 1997 Stock Option Plan (the “SOP”) Form for Employee Non-Qualified Grants(12).

10.7		SOP Form for Employee Incentive Stock Option Grants(12).

10.8		SOP Form for Independent Contractor Grants(12).

10.9		SOP Form for Non-Employee Trustee Grants(12).

10.10		PSP Form for Employee Grants with Deferral Opportunity(12).

10.11		PSP Form for Employee Grants without Deferral Opportunity(12)

10.12		PSP Form for Non-Employee Trustee Grants(12).

21		List of Subsidiaries.

23		Consent of Grant Thornton LLP.

31.1		Rule 13a-14(a) Certification by the Chief Executive Office of RAIT Investment Trust.

31.2		Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT Investment Trust.

Exhibit
Number	Description of Documents

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT Investment Trust.
32.2	Section 1350 Certification by the Chief Financial Officer of RAIT Investment Trust.

(1)	Incorporated by reference to RAIT Investment Trust’s Registration Statement on Form S-11 (Registration No. 333-35077).

(2)	Incorporated by reference to RAIT Investment Trust’s Registration Statement on Form S-11 (Registration No. 333-53067).

(3)	Incorporated by reference to RAIT Investment Trust’s Registration Statement on Form S-2 (Registration No. 333-55518).

(4)	Incorporated by reference to RAIT Investment Trust’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

(5)	Incorporated herein by reference to RAIT Investment Trust’s Form 8-K as filed with the Securities and Exchange Commission on March 18, 2004 (File No. 1-14760).

(6)	Incorporated herein by reference to RAIT Investment Trust’s Form 8-K as filed with the Securities and Exchange Commission on October 1, 2004 (File No. 1-14760).

(7)	Incorporated herein by reference to RAIT Investment Trust’s Form 8-K as filed with the Securities and Exchange Commission on March 22, 2004 (File No. 1-14760).

(8)	Incorporated by reference to RAIT Investment Trust’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002 (File No. 1-14760).

(9)	Incorporated by reference to RAIT Investment Trust’s Annual Report on Form 10-K/ A for its fiscal year ended December 31, 2001 (File No. 1-14760).

(10)	Incorporated by reference to RAIT Investment Trust’s Registration Statement on Form S-8 (Registration No. 333-100766).

(11)	Incorporated herein by reference to RAIT Investment Trust’s Form 10-Q for the Quarterly Period ended June 30, 2004 (File No. 1-14760).

(12)	Incorporated by reference to RAIT Investment Trust’s Form 10-Q for the Quarterly Period ended September 30, 2004 (File No. 1-14760).