Form 10-Q
period 2005-03-31
RAIT INVESTMENT TRUST
filed 2005-05-10
CIK 1045425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 6, 2005, 25,592,077 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                                                 PAGE
                                                                                                                 ----
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS...................................................................................    3
    Consolidated Balance Sheets at March 31, 2005 (unaudited) and December 31, 2004............................    3
    Consolidated Statements of Income (unaudited) for the three months ended March 31, 2005 and 2004...........    4
    Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2005 and 2004.......    5
    Notes to Consolidated Financial Statements - March 31, 2005 (unaudited)....................................    6
    Report of Independent Registered Public Accounting Firm....................................................   20
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS........................................................................................   21
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................   27
ITEM 4. CONTROLS AND PROCEDURES................................................................................   27
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS......................................................................................   28
ITEM 6. EXHIBITS...............................................................................................   28
SIGNATURES.....................................................................................................   29
EXHIBIT INDEX..................................................................................................   30

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31, 2005
                                                                             (UNAUDITED)    DECEMBER 31, 2004
                                                                          ----------------  -----------------
ASSETS
Cash and cash equivalents                                                 $    15,573,096   $     13,331,373
Restricted cash                                                                18,946,844         22,947,888
Tenant escrows                                                                    211,840            211,905
Accrued interest receivable                                                    11,762,216          9,728,674
Real estate loans, net                                                        548,911,092        491,281,473
Unconsolidated real estate interests                                           44,107,027         44,016,457
Consolidated real estate interests                                            135,012,289        136,487,247
Furniture, fixtures and equipment, net                                            616,904            639,582
Prepaid expenses and other assets                                              12,667,855          9,966,722
Goodwill, net                                                                     887,143            887,143
                                                                          ---------------   ----------------
   Total assets                                                           $   788,696,306   $    729,498,464
                                                                          ===============   ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities                                  $     3,685,284   $      4,410,101
Accrued interest payable                                                          719,802            480,168
Tenant security deposits                                                          366,026            364,508
Borrowers' escrows                                                             14,356,909         18,326,863
Dividends payable                                                              15,351,018                  -
Senior indebtedness relating to loans                                          51,259,967         51,305,120
Long-term debt secured by real estate owned                                    63,149,835         63,424,199
Secured lines of credit                                                        96,400,000         49,000,000
                                                                          ---------------   ----------------
   Total liabilities                                                      $   245,288,841   $    187,310,959
Minority interest                                                                 467,033            477,564
Shareholders' equity:
  Preferred shares, $.01 par value; 25,000,000 shares authorized;
    7.75% Series A cumulative redeemable preferred shares, liquidation
      preference $25.00 per share; 2,760,000 issued and outstanding                27,600             27,600
     8.375% Series B cumulative redeemable preferred shares, liquidation
      preference $25.00 per share; 2,258,300 issued and outstanding                22,583             22,583
Common shares, $.01 par value; 200,000,000 shares authorized; 25,585,030
   and 25,579,948 shares, respectively, issued and outstanding                    255,850            255,799
Additional paid-in-capital                                                    540,704,217        540,627,203
Retained earnings                                                               2,919,436          1,900,274
Loans for stock options exercised                                                (503,600)          (506,302)
Deferred compensation                                                            (485,654)          (617,216)
                                                                          ---------------   ----------------
   Total shareholders' equity                                                 542,940,432        541,709,941
                                                                          ---------------   ----------------
   Total liabilities and shareholders' equity                             $   788,696,306   $    729,498,464
                                                                          ===============   ================

       The accompanying notes are an integral part of these consolidated financial statements.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                             -----------------------------------
                                                  2005               2004
                                             ---------------  ------------------
REVENUES
Interest income                              $   18,975,191   $      13,314,483
Rental income                                     7,481,095           6,067,198
Fee income and other                                911,432           2,487,208
Investment income                                 1,318,649             831,894
                                             --------------   -----------------
Total revenues                                   28,686,367          22,700,783
                                             --------------   -----------------
COSTS AND EXPENSES
Interest                                          2,664,754           2,466,125
Property operating expenses                       3,966,337           3,030,023
Salaries and related benefits                     1,250,348           1,151,657
General and administrative                          861,057             967,515
Depreciation and amortization                     1,044,747             945,469
                                             --------------   -----------------
Total costs and expenses                          9,787,243           8,560,789
                                             --------------   -----------------
Net income before minority interest          $   18,899,124   $      14,139,994
Minority interest                                    (9,989)            (19,476)
                                             --------------   -----------------
Net income                                   $   18,889,135   $      14,120,518
                                             --------------   -----------------
Dividends attributed to preferred shares          2,518,955             150,000
                                             --------------   -----------------
Net income available to common shareholders  $   16,370,180   $      13,970,518
                                             ==============   =================
Net income per common share basic            $         0.64   $            0.60
                                             ==============   =================
Net income per common share diluted          $         0.64   $            0.60
                                             ==============   =================

       The accompanying notes are an integral part of these consolidated financial statements.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                                            2005                 2004
                                                                       ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $    18,889,135      $    14,120,518
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest                                                                9,989               19,476
Depreciation and amortization                                                1,044,747              945,469
Accretion of loan discounts                                                 (3,157,406)          (2,764,617)
Amortization of debt costs                                                     128,411              133,837
Deferred compensation                                                          137,812               72,537
Decrease (increase) in tenant escrows                                               65              (13,017)
Increase in accrued interest receivable                                     (3,397,278)          (3,061,813)
(Increase) decrease in prepaid expenses and other assets                    (2,925,134)           3,471,966
(Decrease) increase in accounts payable and accrued liabilities               (731,067)             911,662
Increase (decrease) in accrued interest payable                                239,634              (69,341)
Increase in tenant security deposits                                             1,518               32,539
Decrease (increase) in borrowers' escrows                                       31,089           (3,604,417)
                                                                       ---------------      ---------------
Net cash provided by operating activities                                   10,271,516           10,194,799
                                                                       ---------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture, fixtures and equipment                                  (11,112)            (142,449)
Real estate loans purchased                                                 (4,250,000)                   -
Real estate loans originated                                              (104,165,748)         (80,272,734)
Principal repayments from real estate loans                                 55,339,137           48,136,348
Release of escrows held to fund expenditures for consolidated
  real estate interests                                                        603,242            1,167,721
Investment in consolidated real estate interests                               (75,517)            (105,966)
Distributions paid by consolidated real estate interests                       (20,520)             (31,140)
Investment in unconsolidated real estate interests                             (90,570)          (6,246,646)
Proceeds from disposition of unconsolidated real estate interests                    -            4,262,497
                                                                       ---------------      ---------------
Net cash used in investing activities                                      (52,671,088)         (33,232,369)
                                                                       ---------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on senior indebtedness                                    (45,153)         (10,041,412)
Principal repayments on long-term debt                                        (274,364)            (292,403)
Advances on secured lines of credit                                         47,400,000           31,096,240
Issuance of preferred shares, net                                                    -           57,990,000
Payment of preferred dividends                                              (2,518,955)            (150,000)
Issuance of common shares, net                                                  77,065              145,210
Principal payments on loans for stock options exercised                          2,702               15,223
                                                                       ---------------      ---------------
Net cash provided by financing activities                                   44,641,295           78,762,858
                                                                       ---------------      ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                      2,241,723           55,725,288
                                                                       ---------------      ---------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              13,331,373           14,758,876
                                                                       ---------------      ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $    15,573,096      $    70,484,165
                                                                       ===============      ===============

       The accompanying notes are an integral part of these consolidated financial statements.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly RAIT Investment Trust's (the "Company") consolidated financial position at March 31, 2005, its results of operations for the three months ended March 31, 2005 and 2004 and its cash flows for the three months ended March 31, 2005 and 2004. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to the consolidated financial statements as of and for the three months ended March 31, 2004 to conform to the presentation for the three months ended March 31, 2005.

STOCK BASED COMPENSATION

      At March 31, 2005, the Company accounts for its stock option grants under the provisions of FASB No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

      At March 31, 2005, the Company had a stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure only provisions of both SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"). Pursuant to the requirements of SFAS No. 148, the following are the pro forma net income amounts for the three months ended March 31, 2005 and 2004, as if the compensation cost for the options granted to the trustees had been determined based on the fair value at the grant date:

                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                           2005                   2004
                                                      ---------------       ----------------
Net income available to common shareholders
  as reported                                         $    16,370,000       $    13,970,000
Less: stock based compensation determined under fair
  value based method for all awards                             7,000               (12,000)
                                                      ---------------       ---------------
Pro forma net income                                  $    16,363,000       $    13,958,000
Net income per share-basic, as reported               $          0.64       $          0.60
Net income per share-basic, pro forma                 $          0.64       $          0.60
Net income per share-diluted, as reported             $          0.64       $          0.60
Net income per share-diluted, pro forma               $          0.64       $          0.60

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

      The Company granted options to purchase 0 and 18,250 of the Company's common shares of beneficial interest (the "Common Shares") during the three months ended March 31, 2005 and 2004, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants for the three months ended March 31, 2004: dividend yield of 8.3%; expected volatility of 19%; risk-free interest rate of 4.0% and expected lives of 8.8 years.

      In December 2004, the FASB issued SFAS No. 123: "(Revised 2004) -- Share-Based Payment" ("SFAS No. 123R"). SFAS 123R replaces SFAS No. 123. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. The Company is allowed to implement SFAS No. 123R at the beginning of its 2006 fiscal year. The Company does not believe that the adoption of SFAS No. 123R will have a material effect on its consolidated financial statements.

      At March 31, 2005, the Company had a phantom share plan. The Company granted 0 and 1,829 phantom shares during the three months ended March 31, 2005 and 2004, respectively. Under current accounting rules, grants under this Plan result in variable accounting, which results in continuing compensation expenses from the date of grant to the date the phantom shares are actually paid to the participant. During the three months ended March 31, 2005 and 2004, the Company recognized $6,250 and $50,000, respectively, in compensation expenses relating to phantom shares issued under this plan.

VARIABLE INTEREST ENTITIES

      The Company has adopted Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" and revised FIN 46 ("FIN 46(R)"). In doing so, the Company has evaluated its various interests to determine whether they are in variable interest entities. These variable interests are primarily subordinated financings in the form of mezzanine loans or unconsolidated real estate interests. The Company has identified 26 variable interests totaling $206.4 million that it holds as of March 31, 2005. For one of these variable interests, with a book value of $40.8 million at March 31, 2005, the Company determined that the Company is the primary beneficiary and such variable interest is included in the Company's consolidated financial statements.

      The variable interest entity consolidated by the Company is the borrower of a first mortgage loan secured by a 594,000 square foot office building in Milwaukee, Wisconsin. The Company purchased the first mortgage loan in June 2003 (face value and underlying collateral value both in excess of $40.0 million) for $26.8 million. At the time the Company purchased the loan, the Company determined that the entity that owned the property was not a variable interest entity.

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

      The Company's consolidated financial statements as of and for the three months ended March 31, 2005 include the assets, liabilities, and results of operations of the variable interest entity, which are summarized below:

                                FOR THE THREE MONTHS
                                ENDED MARCH 31, 2005
                                --------------------
Total assets.................   $         46,487,000
                                ====================
Total liabilities............                395,000
                                ====================
Total income.................   $          2,233,000
Total expense................              1,421,000
                                --------------------
  Net income.................   $            812,000
                                ====================

NOTE 2 - CONSOLIDATED STATEMENT OF CASH FLOWS

      For the purpose of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid for interest was $2.4 million and $2.5 million for the three months ended March 31, 2005 and 2004, respectively.

      Dividends declared during the three months ended March 31, 2005 and 2004, but not paid until April 2005 and 2004, were 15.4 million and 13.9 million, respectively.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 3 - RESTRICTED CASH AND BORROWERS' ESCROWS

      Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans.

NOTE 4 - REAL ESTATE LOANS

      The Company's portfolio of real estate loans consisted of the following at March 31, 2005:

First mortgages                                  $    319,245,059
Mezzanine loans                                       229,307,742
Unearned (fees) costs                                     584,448
Less: Allowance for loan losses                          (226,157)
                                                 ----------------
  Real estate loans, net                              548,911,092
Less: Senior indebtedness related to loans            (51,259,967)
                                                 ----------------
  Real estate loans, net of senior indebtedness  $    497,651,125
                                                 ================

      The following is a summary description of the assets contained in the Company's portfolio of real estate loans as of March 31, 2005:

                                 AVERAGE
                       NUMBER    LOAN TO    RANGE OF LOAN
TYPE OF LOAN          OF LOANS   VALUE(1)     YIELDS(2)     RANGE OF MATURITIES
--------------------  --------  ---------  ---------------  --------------------
First mortgages.....     27        75%      6.2% -- 22.0%    5/30/05 -- 10/29/07
Mezzanine loans.....     52        84%     10.0% -- 23.0%    6/15/05 --  4/30/21

----------

(1) Calculated as the sum of the outstanding balance of the Company's loan and senior loan (if any) divided by the current appraised value of the underlying collateral.

(2)   The Company's calculation of loan yield includes points charged.

      The properties underlying the Company's portfolio of real estate loans consisted of the following types as of March 31, 2005:

                     PRINCIPAL AMOUNT     PERCENTAGE
                  ----------------------  ----------
Multi-family      $        305.1 million      56%
Office                      76.1 million      14%
Retail and other           167.4 million      30%
                  ----------------------     ---
Total             $        548.6 million     100%
                  ======================     ===

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

      As of March 31, 2005, the maturities of the Company's real estate loans in each of the years 2005 through 2009 and the aggregate maturities thereafter are as follows:

2005...............  $    152,036,473
2006...............       187,142,304
2007...............       125,080,372
2008...............                 -
2009...............        15,146,047
Thereafter.........        69,147,605
                     ----------------
                     $    548,552,801
                     ================

      As of March 31, 2005, $190.9 million in principal amount of loans were pledged as collateral for amounts outstanding on the Company's lines of credit and senior indebtedness relating to loans.

      Senior indebtedness relating to loans arises when the Company sells a participation or other interest in one of its first mortgages or mezzanine loans to another lender. These participations and interests rank senior to the Company's right to repayment under the relevant mortgage or loan in various ways. As of March 31, 2005, senior indebtedness relating to loans consisted of the following:

Loan payable, secured by real estate, monthly installments of principal and interest based on an amortization schedule of 25 years, including interest at a specified London interbank offered rate ("LIBOR") plus 135 basis points (4.1925% at March 31, 2005), remaining principal due
  September 15, 2007; the interest rate is subject to an interest rate swap agreement entered into by the borrower which provides for a fixed rate of 8.68%...........................................  $10,319,967

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $11,356,277, payable interest only at LIBOR plus 250 basis points (5.3425% at March 31, 2005)
  due monthly, principal balance due June 30, 2005...................................................    5,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $2,550,000, payable interest only at 5.0% due monthly, principal balance due July 26,
  2005...............................................................................................    1,800,000

Senior loan participation, secured by Company's interest in first mortgage loan with a principal balance of $3,369,233, payable interest only at LIBOR plus 275 basis points (5.5925% at March 31,
  2005) due monthly, principal balance due March 28, 2006............................................    2,640,000

Term loan payable, secured by Company's interest in a first mortgage loan with a principal balance of $9,000,000, payable interest only at 4.5% due monthly, principal balance due September 29,
  2006(1)............................................................................................    6,500,000

Term loan payable, secured by Company's interest in a first mortgage loan with a principal balance of $9,000,000, payable interest only at 5.5% due monthly, principal balance due September 29,
  2006(1)............................................................................................    1,500,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $10,434,217, payable interest only at LIBOR plus 275 basis points (5.5925% at March
  31, 2005) due monthly, principal balance due June 30, 2005.........................................    5,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $15,500,000, payable interest only at 5.0% due monthly, principal balance due October
  15, 2006...........................................................................................   11,000,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of
  $5,050,444, payable interest only at the bank's prime rate (5.75% at March 31, 2005) due monthly,
  principal balance due June 10, 2005................................................................    2,500,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of
  $4,156,876, payable interest only at the bank's prime rate (5.75% at March 31, 2005) due monthly,
  principal balance due June 10, 2005................................................................    2,500,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of
  $19,307,337, payable interest only at the bank's prime rate (5.75% at March 31, 2005) due
  monthly, principal balance due January 30, 2006....................................................    2,500,000
                                                                                                       -----------
                                                                                                       $51,259,967
                                                                                                       ===========

---------

(1) These term loans are secured by the same first mortgage interest.

      As of March 31, 2005, the senior indebtedness relating to the Company's loans maturing in the remainder of 2005 and over the next four years and the aggregate indebtedness thereafter, is as follows:

2005        $   19,581,468
2006            21,703,481
2007             9,975,018
2008                     -
2009                     -
Thereafter               -
            --------------
            $   51,259,967
            ==============

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 5 - CONSOLIDATED REAL ESTATE INTERESTS

      As of March 31, 2005, the Company owned the following controlling interests in entities that own real estate. These interests are accounted for on a consolidated basis:

      - 89% general partnership interest in a limited partnership that owns a building in Philadelphia, Pennsylvania with 456,000 square feet of office/retail space. The Company acquired its ownership interest for $750,000 and, in March 2001, the Company acquired two subordinated loans with respect to this property for $20.2 million. The aggregate original principal amount of the two loans was $23.2 million. In addition to these two loans, the property is subject to non-recourse financing of $44.0 million ($40.7 million at March 31, 2005), which bears interest at an annual rate of 6.85% and is due on August 1, 2008. The carrying value of this property at March 31, 2005 was $58.9 million.

      - 100% limited and sole general partnership interest in a limited partnership that owns an office building in Rohrerstown, Pennsylvania with 12,630 square feet on 2.93 acres used as a diagnostic imaging center. The Company acquired this interest for $1.7 million. After acquisition, the Company obtained non-recourse financing of $1.1 million ($977,200 at March 31, 2005), which bears interest at an annual rate of 7.33% and is due on August 1, 2008. The carrying value of this property at March 31, 2005 was $1.3 million.

      - 100% membership interest in a limited liability company that owns a 216-unit apartment complex and clubhouse in Watervliet, New York. The Company acquired this property in January 2002 for $8.7 million, which included the assumption of non-recourse financing in the original principal amount of $5.5 million ($5.2 million at March 31, 2005). The loan assumed by the Company bears interest at an annual rate of 7.27% and matures on January 1, 2008. The carrying value of this property at March 31, 2005 was $8.3 million.

      - 84.6% membership interest in a limited liability company that owns a 44,517 square foot office building in Rockville, Maryland. In October 2002, the Company acquired 100% of the limited liability company for $10.7 million and simultaneously obtained non-recourse financing of $7.6 million ($7.3 million at March 31, 2005). The loan bears interest at an annual rate of 5.73% and is due November 1, 2012. In December 2002, the Company sold a 15.4% interest in the limited liability company to a partnership whose general partner is a son of the Company's chairman and chief executive officer. The buyer paid $513,000, which approximated the book value of the interest being purchased. No gain or loss was recognized on the sale. The carrying value of this property at March 31, 2005 was $10.2 million.

      - 100% membership interest in a limited liability company that owns a 110,421 square foot shopping center in Norcross, Georgia. In 1998, the Company made loans in the aggregate amount of $2.8 million to the former owner of the property. In July 2003, the Company negotiated the acquisition of this property from this former owner. At that time the Company assumed the existing senior, non-recourse mortgage financing on the property ($9.1 million outstanding at March 31, 2005), which bears interest at an annual rate of 7.55% and is due on December 1, 2008. The carrying value of this property at March 31, 2005 was $13.9 million.

      - Also included in the Company's consolidated real estate interests is a first mortgage with a carrying amount of $40.8 million secured by a 594,000 square foot office building in Milwaukee, Wisconsin. In June 2003, the Company purchased the loan, which had a face value in excess of $40.0 million, for $26.8 million. Upon entering into a forbearance agreement with the owner of the property in August 2004, the Company determined that the borrowing entity was a variable interest entity (as defined in FIN 46) of which the Company was the primary beneficiary. See Note 1 -- "Basis of Presentation -- Variable Interest Entities." The carrying value of this consolidated interest at March 31, 2005 was $41.8 million.

      - Two parcels of land located in Willow Grove, Pennsylvania with a carrying value of $613,500 at March 31, 2005.

      The Company's consolidated real interest interests consisted of the following types of properties at March 31, 2005:

                                     Book Value        Percentage
                                   -------------      -------------
Multi-family (1)                   $   9,184,353                  6%
Office (2)                           125,972,465                 84%
Retail and other (3)                  14,968,383                 10%
                                   -------------      -------------
  Subtotal                           150,125,201                100%
                                                      =============
Less: Accumulated depreciation       (15,112,912)
                                   -------------
Investment in real estate, net     $ 135,012,289
                                   =============

(1) Includes escrows totaling $169,000 at March 31, 2005 which are held for payment of real estate taxes, insurance premiums and repair and replacement costs.

(2) Includes escrows totaling $1,051,000 at March 31, 2005 which are held for payment of real estate taxes, insurance premiums, repair and replacement costs, tenant improvements and leasing commissions.

(3) Includes escrows totaling $1,856,000 at March 31, 2005 which are held for payment of real estate taxes, insurance premiums, repair and replacement costs, tenant improvements and leasing commissions.

      As of March 31, 2005, non-recourse long-term debt secured by real estate underlying the Company's consolidated real estate interests consisted of the following:

Loan payable, secured by real estate, monthly installments of $8,008, including interest
  at 7.33%, remaining principal due August 1, 2008.                                           $      997,234

Loan payable, secured by real estate, monthly installments of $288,314,including interest
  at 6.85%, remaining principal due August 1, 2008.                                               40,654,711

Loan payable, secured by real estate, monthly installments of $37,697, including interest
  at 7.27%, remaining principal due January 1, 2010.                                               5,187,477

Loan payable, secured by real estate, monthly installments of $47,720, including interest
  at 5.73%, remaining principal due November 1, 2012.                                              7,272,405

Loan payable, secured by real estate, monthly installments of $72,005, including interest
  at 7.55%, remaining principal due December 1, 2008                                               9,058,008
                                                                                              --------------
                                                                                              $   63,149,835
                                                                                              ==============

      As of March 31, 2005, the amount of long-term debt secured by the Company's consolidated real estate interests that matures over the remainder of 2005, over the next four years and the aggregate indebtedness maturing thereafter, is as follows:

2005                           $      805,556
2006                                1,156,961
2007                                1,239,674
2008                               53,299,814
2009                                  191,497
Thereafter                          6,456,333
                               --------------
                               $   63,149,835
                               ==============

      Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Unamortized fees as of March 31, 2005 were $2,733,000. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's real estate investments for the three months ended March 31, 2005 and 2004 was $1,008,000 and $853,000, respectively.

      The Company leases space in the buildings it owns to several tenants. Approximate future minimum lease payments under noncancellable leases arrangements as of March 31, 2005 are as follows:

2005........................  $   13,979,123
2006........................      13,685,934
2007........................      10,956,240
2008........................      10,103,794
2009........................       9,826,009
Thereafter..................      34,755,886
                              --------------
                              $   93,306,986
                              ==============

NOTE 6 - UNCONSOLIDATED REAL ESTATE INTERESTS

      Unconsolidated real estate interests include the Company's non-controlling interests in limited partnerships accounted for under the equity method of accounting, unless such interests meet the requirements of EITF:D-46 "Accounting for Limited Partnership Investments" to be accounted for under the cost method of accounting. In accordance with EITF 03-16, "Accounting for Investments in Limited Liability Companies," the Company accounts for its non-controlling interests in limited liability companies the same way that it accounts for its non-controlling interests in limited partnerships.

      At March 31, 2005, the Company's unconsolidated real estate interests consisted of the following:

      - 11% limited partnership interest in a limited partnership that owns a 500-unit multi-family apartment building in Philadelphia, Pennsylvania. The Company owned 100% of the limited partnership (cost of $19.8 million) until December 30, 2002, at which time the Company sold a 49% limited partnership interest (book value of $1.2 million) to a third party for $4.1 million, thus recognizing a gain of $2.8 million. On March 31, 2003, the Company sold a 40% limited partnership interest and sole general partnership interest (negative book value of $1.4 million) to the same third party for $914,000, thus recognizing a gain of $2.4 million. The property is subject to non-recourse financing of $19.5 million at March 31, 2005, which is comprised of:

            - $14.2 million, which bears interest at an annual rate of 7.73% and is due on December 1, 2009

            - $2.2 million, which bears interest at an annual rate of 7.17% and is due on March 1, 2012

            - $1.8 million, which bears interest at an annual rate of 6.2% and is due on December 1, 2009 and

            - $1.3 million, which the Company provided to the purchaser of the Company's 89% interests which bears interest at an annual rate of 4.74% and is due on June 1, 2010. This loan is included in "Investments in real estate loans, net" on the Company's balance sheet.

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

      - 3% membership interest in a limited liability company that is the sole member of a limited liability company which owns a 265-unit apartment complex in Germantown, Maryland. The Company acquired this interest in December 2002 for $6.1 million. The Company received two partial repayments of the Company's investment, one in October 2003 in the amount of $1.4 million and the other in March 2004 in the amount of $2.9 million. The property is subject to non-recourse financing comprised of two notes, one for $22.1 million at March 31, 2005, which bears interest at 5.78% and the other for $4.2 million at March 31, 2005 which bears interest at an annual rate of 5.98%. Both notes are due on January 1, 2013.

      - Class B limited partnership interest in a limited partnership that owns a 363-unit multifamily apartment complex in Pasadena (Houston), Texas. The Company acquired its interest in September 2003 for $1.9 million. In July 2004, the Company contributed an additional $600,000 to the limited partnership. The property is subject to non-recourse financing of $8.0 million at March 31, 2005, which bears interest at the 30-day London interbank offered rates, or LIBOR, plus 3.0% (5.8425% at March 31, 2005) with a LIBOR floor of 2.0% and an overall interest rate cap of 6.0%, and is due on October 9, 2005.

      - 3% interest in a limited liability company that owns a 504-unit multifamily apartment complex in Sugarland (Houston), Texas. The Company acquired its interest in April 2004 for $5.6 million. The property is subject to non-recourse financing of $14.5 million at March 31, 2005, which bears interest at an annual rate of 4.84%, and is due in November 1, 2009.

      - Preferred membership in a limited liability company that owns a 537,400 square foot office building in Cincinnati, Ohio. The Company acquired its interest in March 2004 for $6.0 million. The property is subject to non-recourse financing of $55.5 million at March 31, 2005, which bears interest at the 30-day London interbank rates, or LIBOR, plus 3.4% (6.2425% at March 31, 2005) with a LIBOR floor of 1.1% and is due on April 9, 2006.

      - 0.1% Class B interest in an limited liability company that has an 100% interest in a limited liability Company that has an 89.94% beneficial interest in a trust that owns a 737,308 square foot 35-story urban office building in Chicago, Illinois. The Company acquired its interest in December 2004 for $19.5 million. The property is subject to non-recourse financing of $91.0 million at March 31, 2005, which bears interest at an annual rate of 5.3% and is due January 1, 2015.

      - Class B membership interests in each of two limited liability companies which together own a 231-unit multifamily apartment complex in Wauwatosa, Wisconsin. The Company acquired its membership in December 2004 for $2.9 million. The property is subject to non-recourse financing of $18.0 million at March 31, 2005, which bears interest at 5.3% and is due January 1, 2014.

      The Company's unconsolidated real estate interests consisted of the following property types at the dates indicated below:

                                         BOOK VALUE      PERCENTAGE
                                         -----------     -----------
Multi-family ..........................  $17,038,628              39%
Office ................................   27,068,399              61%
Retail and other ......................           --              --
                                         -----------     -----------
Unconsolidated real estate interests...  $44,107,207             100%
                                         ===========     ===========

NOTE 7 - LINES OF CREDIT

      At March 31, 2005, the Company had five lines of credit, two of which have $30.0 million of maximum possible borrowings, two of which have $25.0 million of maximum possible borrowings and a fifth of which has $10.0 million of maximum permissible borrowings. The aggregate amount of indebtedness outstanding under these lines of credit was $96.4 million at March 31, 2005. As of March 31, 2005,

$110.1 million in principal amount of the Company's loans and a consolidated real estate interest with a book value of $40.8 million were pledged as collateral for amounts outstanding under these lines of credit. The following is a description of the Company's lines of credit at March 31, 2005:

      At March 31, 2005, the Company had $30.0 million outstanding under the first of the Company's two $30.0 million lines of credit. This line of credit bears interest at either: (a) the 30-day LIBOR, plus 2.5%, or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. The minimum interest rate is 4.0%. As of March 31, 2005 the interest rate was 5.3425%. Absent any renewal, the line of credit will terminate in October 2006 and any principal then outstanding must be paid by October 2007. The lender has the right to declare any advance due and payable in full two years after the date of the advance.

      At March 31, 2005, the Company had $25.0 million outstanding under the second of the Company's two $30.0 million lines of credit. This line of credit bears interest at the prime rate as published in the "Money Rates" section of The Wall Street Journal. As of March 31, 2005 the interest rate was 5.75%. This line of credit has a current term running through April 2006 with annual one-year extension options and an 11-month non-renewal notice requirement. Approximately $442,000 of availability under this line of credit is reserved in the event the Company is required to make any payments under a letter of credit described in Note 9.

      At March 31, 2005, the Company had $19.0 million outstanding under the first of the Company's two $25.0 million line of credit. This line of credit bears interest, at the Company's election, at either: (a) one, two or three month LIBOR plus 2.25% or (b) a daily base rate equal to the higher of (i) the bank's announced prime rate or (ii) the federal funds rate, as published by the Federal Reserve Bank of New York, plus 1%. As of March 31, 2005 the interest rate was 5.0925%. Absent any renewal, this line of credit will terminate in February 2006 and any principal then outstanding must be repaid at that time.

      At March 31, 2005, the Company had $22.4 million outstanding under the second of the Company's two $25.0 million lines of credit. This line of credit bears interest at the 30-day LIBOR plus 2.25%. As of March 31, 2005 the interest rate was 5.0925% Absent any renewal, the line of credit will terminate in December 2005 and any principal then outstanding must be repaid by December 2006. If the lender does not provide notice, at least 30 days prior to the termination date, that the termination date will not be extended, the termination date will be automatically extended for an additional year.

      At March 31, 2005, the Company had no amount outstanding under the Company's $10.0 million line of credit. This line of credit bears interest at either: (a) one month LIBOR plus 3.0% or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. Absent any renewal, this line will terminate in July 2005 and any principal then outstanding must be repaid by July 2010.

NOTE 8 - TRANSACTIONS WITH AFFILIATES

      Brandywine Construction & Management, Inc. ("Brandywine"), is an affiliate of the spouse of Betsy Z. Cohen, the Chairman and Chief Executive Officer of the Company. Brandywine provided real estate management services to ten and thirteen properties underlying the Company's real estate interests at March 31, 2005 and 2004, respectively. Management fees in the amount of $235,000 and $236,000 were paid to Brandywine for the three months ended March 31, 2005 and 2004, respectively, relating to these interests. The Company believes that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties. The Company continues to use Brandywine to provide real estate management services to properties underlying the Company's investments.

      Betsy Z. Cohen has been the Chairman of the Board of The Bancorp Bank ("Bancorp"), a commercial bank, since November 2003 and a director of Bancorp Inc., a registered bank holding company for Bancorp, since September 2000, the Chief Executive Officer of both Bancorp and Bancorp Inc. since September 2000. Daniel G. Cohen, Mrs. Cohen's son, (a) has been the Vice-Chairman of the Board of Bancorp since November 2003, was the Chairman of the Board of Bancorp from September 2000 to

November 2003, was the Chief Executive Officer of Bancorp from July 2000 to September 2000 and has been Chairman of the Executive Committee of Bancorp since 1999 and (b) has been the Chairman of the Board of Bancorp Inc. and Chairman of the Executive Committee of Bancorp Inc. since 1999. The Company maintains most of its checking and demand deposit accounts at Bancorp. As of March 31, 2005, the Company had approximately $7.5 million on deposit, of which approximately $7.4 million is over the FDIC insurance limit. The Company pays a fee of $5,000 per month to Bancorp for information system technical support services. The Company paid $15,000 for these services for each of the three months ended March 31, 2005 and 2004.

      The Company subleases a portion of its downtown Philadelphia office space under an operating lease with Bancorp Inc. The Company's annual rental is an apportionment of the rental paid by Bancorp Inc. based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Bancorp Inc. was approximately $62,000 for each of the three months ended March 31, 2005 and 2004.

      The Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease with The Richardson Group, Inc. ("Richardson") whose Chairman is Jonathan Z. Cohen, the Vice-Chairman, a trustee and Secretary of the Company, and a son of the Chairman and Chief Executive Officer of the Company. The Senior Vice President and Chief Operating Officer of Richardson is the spouse of Ellen J. DiStefano, the Executive Vice President and Chief Financial Officer of the Company. The Company's annual rental is an apportionment of the rental paid by Richardson based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Richardson was approximately $14,000 for each of the three months ended March 31, 2005 and 2004. Effective April 1, 2005, the Richardson sublease terminated and the underlying square footage was added to the Bancorp sublease at annual rentals based upon the amount of square footage occupied by the Company.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Letters of Credit

      At March 31, 2005, the Company has outstanding two letters of credit totaling $3.0 million as follows:

      On February 20, 2003, a $1.0 million letter of credit was posted in connection with the Company's sale of a real estate interest to support the Company's guaranteed rate of return to the buyer of up to a maximum of $800,000 over a three-year period and capital improvements of $200,000. In November 2003 the letter of credit was reduced to approximately $442,000 when the Company funded $489,000 of the guaranteed return and $69,000 of capital improvements. Between December 2003 and June 2004, an additional $384,000 has been funded, reducing the letter of credit obligation to $58,000. $58,000 of availability under the second of the Company's two $30.0 million lines of credit described in
Note 7 is reserved in the event the Company is required to make additional payments under this letter of credit. Although the letter of credit relating to the Company's guarantee was not issued until February 20, 2003, both the agreement of sale of the partnership interests and the guarantee were executed on December 31, 2002. Accordingly, the Company did not recognize a liability for this guarantee under FASB Interpretation 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") since the initial recognition and initial measurement provisions of FIN 45 were to be applied only on a prospective basis to guarantees issued after December 31, 2002.

      On March 31, 2003, on behalf of a borrower, the Company extended a $2.0 million letter of credit as a guarantee of a portion of the senior indebtedness underlying one of the Company's loans. This letter of credit expires in March 2006. The principals of the borrower have guaranteed repayment of any amounts the Company pays under this letter of credit.

Litigation

      In December 2002, the Company entered into a contract pursuant to which it sold the 1% general partnership interest and 88% limited partnership interest in a partnership that owns a property located in

Philadelphia, Pennsylvania to affiliates of Michael Axelrod. On August 12, 2004, a complaint was filed in the United States District Court of the Eastern District of Pennsylvania by Axelrod and these affiliates naming the Company, Brandywine and others as defendants. The complaint, which is based upon alleged breaches of contractual representations and/or misrepresentations made with respect to the condition of this property, seeks rescission of the contract and damages. Plaintiffs have made related claims for damages based upon purported breach of contract, and are seeking equitable relief declaring the Company responsible for certain senior indebtedness on the property. The proceedings are now in the earliest stages and the Company intends to vigorously defend the matter. Management does not expect that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 10 - EARNINGS PER SHARE

      The Company's calculation of earnings per share for the three months ended March 31, 2005 and 2004 in accordance with SFAS No. 128 is as follows:

                                                                           For the three months ended March 31, 2005
                                                                           -----------------------------------------
                                                                               Income         Shares       Per share
                                                                            (Numerator)   (Denominator)      Amount
                                                                           -------------- -------------    ---------
Basic earnings per share:
Net income available to common shareholders                                $   16,370,180    25,583,041     $  0.64
Effect of dilutive securities:
   Options                                                                              -       168,692           -
   Phantom Shares                                                                       -         2,744           -
                                                                           --------------  ------------     -------
  Net income available to common shareholders plus assumed conversions     $   16,370,180    25,754,477     $  0.64
                                                                           ==============  ============     =======

                                                                           For the three months ended March 31, 2004
                                                                          ------------------------------------------
                                                                               Income         Shares       Per share
                                                                            (Numerator)   (Denominator)      Amount
                                                                           -------------- -------------    ---------
Basic earnings per share:
Net income available to common shareholders                                $   13,970,518    23,208,884     $  0.60
Effect of dilutive securities:
   Options                                                                              -       194,507           -
   Phantom Shares                                                                       -           723           -
                                                                           --------------  ------------     -------
Net income available to common shareholders plus assumed conversions       $   13,970,518    23,404,114     $  0.60
                                                                           ==============  ============     =======

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 11 - DIVIDENDS

Common Shares

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

      On the declaration date set forth below, the Board of Trustees of the Company declared a cash dividend in an amount per Common Share and in the aggregate dividend amount set forth opposite such declaration date payable on the payment date to holders of Common Shares on the record date set forth opposite such declaration date.

                                                                                     Aggregate Dividend
Declaration Date        Record Date         Payment Date       Dividend Per Share          Amount
----------------        -----------         ------------       ------------------    ------------------
    3/25/05               4/7/05              4/15/05          $             0.60    $       15,351,018

Series A Preferred Shares

      On the declaration date set forth below, the Board of Trustees of the Company declared a cash dividend on the Company's 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series A Preferred Shares") in the amount of $0.484375 per share payable on the payment date to holders of Series A Preferred Shares on the record date in the aggregate dividend amount set forth opposite the declaration date.

                                                               Aggregate Dividend
Declaration Date        Record Date         Payment Date             Amount
----------------        -----------         ------------       ------------------
    1/25/05               3/1/05              3/31/05          $        1,336,875

Series B Preferred Shares

      On the declaration date set forth below, the Board of Trustees of the Company declared a cash dividend on the Company's 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series B Preferred Shares") in the amount of $0.5234375 per share payable on the payment date to holders of Series B Preferred Shares on the record date in the aggregate dividend amount set forth opposite the declaration date.

                                                               Aggregate Dividend
Declaration Date        Record Date         Payment Date             Amount
----------------        -----------         ------------       ------------------
   1/25/05                3/1/05              3/31/05          $        1,182,080

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
RAIT Investment Trust

      We have reviewed the accompanying consolidated balance sheet of RAIT Investment Trust and Subsidiaries as of March 31, 2005 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

      We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
May 10, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or similar words. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2004, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

      During the three months ended March 31, 2005 we achieved significant growth in our revenues and net income as compared to the three months ended March 31, 2004. Our revenues grew 26.4% to $28.7 million for the three months ended March 31, 2005 from $22.7 million for the three months ended March 31, 2004, while our net income available to common shareholders increased 17.2% to $16.4 million for the three months ended March 31, 2005 from $14.0 million for the three months ended March 31, 2004. Total assets grew 8.1% to $788.7 million at March 31, 2005 from $729.5 million at December 31, 2004.

      We attribute this growth to the following principal factors:

      - our ability to generate an increasing number of attractive real estate investment opportunities in a national environment of rising interest rates as well as to leverage our investments with debt financing in appropriate circumstances; and

      - our ability to use the proceeds of offerings of preferred shares to generate returns in excess of the preferred dividend rates.

LIQUIDITY AND CAPITAL RESOURCES

      The principal sources of our liquidity and capital resources from our commencement in January 1998 through March 31, 2005 have been our public offerings of common shares, 7.75% Series A cumulative redeemable preferred shares and 8.375% Series B cumulative redeemable preferred shares. After offering costs and underwriting discount and commissions, these offerings have allowed us to obtain net offering proceeds of $531.9 million.

      We issued 2,760,000 Series A preferred shares in March and April 2004 for net proceeds of $66.6 million. Our Series A preferred shares accrue cumulative cash dividends at a rate of $1.9375 per year per share. Dividends are payable quarterly in arrears on the last calendar day of each March, June, September and December or, if not a business day, the next succeeding business day. The Series A preferred shares have no maturity date and we are not required to redeem the Series A preferred shares at any time. We may not redeem the Series A preferred shares before March 19, 2009, except in limited circumstances relating to the ownership restrictions necessary to preserve our tax qualification as a real estate investment trust. On or after March 19, 2009, we may, at our option, redeem the Series A preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For the three months ended March 31, 2005 and 2004, we paid dividends on our Series A preferred shares of $1.3 million and $150,000, respectively.

      We issued 2,258,300 Series B preferred shares in October and November 2004 for net proceeds of $54.4 million. Our Series B preferred shares accrue cumulative cash dividends at a rate of $2.09375 per year per share. Dividends are payable quarterly in arrears on the last calendar day of each March, June, September and December or, if not a business day, the next succeeding business day. The Series B preferred shares have no maturity date and we are not required to redeem the Series B preferred shares at any time. We may not redeem the Series B preferred shares before October 5, 2009, except in limited circumstances relating to the ownership restrictions necessary to preserve our tax qualification as a real estate investment trust. On or after October 5, 2009, we may, at our option, redeem the Series B preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For the three months ended March 31, 2005, we paid dividends on our Series B preferred shares of $1.2 million. Our Series A preferred shares and Series B preferred shares rank on a parity with respect to dividend rights, redemption rights and distributions upon liquidation.

      In March 2003, we filed a shelf registration statement to allow us to sell any combination of our common or preferred shares, warrants for our preferred or common shares or one or more series of debt securities up to a total amount of $300.0 million, of which $66.5 million remains available.

      We also maintain liquidity through our lines of credit, two of which each have $30.0 million of maximum possible borrowings, another two of which each have $25.0 million of maximum possible borrowings and a fifth has $10.0 million of maximum possible borrowings. The aggregate maximum possible borrowing under our lines of credit was $120.0 million as of March 31, 2005.

      At March 31, 2005, we had no availability under the first of our two $30.0 million lines of credit. This line of credit bears interest, at our election, at either (a) the 30-day London interbank offered rate, or LIBOR, plus 2.5% or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at our election. The minimum interest rate is 4.0%. As of March 31, 2005 the interest rate was 5.3425%. Absent any renewal, the line of credit will terminate in October 2006 and any principal then outstanding must be repaid by October 2007. The lender has the right to declare any advance due and payable in full two years after the date of the advance.

      At March 31, 2005, we had $5.0 million of availability under the second of our $30.0 million lines of credit. This line of credit bears interest at the prime rate as published in the "Money Rates" section of The Wall Street Journal. As of March 31, 2005 the interest rate was 5.75%. This line of credit has a current term running through April 2006 with annual one-year extension options at the lender's option and an 11-month non-renewal notice requirement. Approximately $58,000 of availability under this line of credit is reserved in the event we are required to make any payments under a letter of credit described in note 9 of our consolidated financial statements.

      At March 31, 2005, we had $6.0 million of availability under the first of our two $25.0 million lines of credit. This line of credit bears interest, at our election, at either (a) one, two or three month LIBOR plus 2.25% or (b) a daily base rate equal to the higher of (i) the bank's announced prime rate or
(ii) the federal funds rate, as published by the Federal Reserve Bank of New York, plus 1%. As of March 31, 2005 the interest rate was 5.0925%. Absent any renewal, this line of credit will terminate in February 2006 and any principal then outstanding must be repaid at that time.

      At March 31, 2005, we had $2.6 million of availability under the second of our $25.0 million lines of credit. This line of credit bears interest at the 30-day LIBOR plus 2.25%. As of March 31, 2005 the interest rate was 5.0925%. Absent any renewal, the line of credit will terminate in December 2005 and any principal then outstanding must be repaid by December 2006. If the lender does not provide notice, at least

30 days prior to the termination date, that the termination date will not be extended, the termination date will be automatically extended for an additional year.

      At March 31, 2005, we had $10.0 million of availability under our $10.0 million line of credit. This line of credit bears interest, at our election, at either (a) three month LIBOR plus 3.0% or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at our election. Absent any renewal, this line will terminate in July 2005 and any principal then outstanding must be repaid by July 2010.

      Our other sources of liquidity and capital resources include principal payments on, refinancings of, and sales of senior participations in loans in our portfolio as well as refinancings and the proceeds of sales and other dispositions of our interests in real estate. These resources aggregated $55.8 million for the three months ended March 31, 2005 and $53.6 million for the three months ended March 31, 2004.

      We also receive funds from a combination of interest and fees on our loans, rents and income from our real estate interests and consulting fees. As required by the Internal Revenue Code, we use this income, to the extent of not less than 90% of our taxable income, to pay distributions to our shareholders. The dividend distribution for the quarters ended March 31, 2005 and 2004 (paid on April 14, 2005 and April 13, 2004, respectively) was $15.4 million and $13.9 million, respectively, of which $15.3 million and $13.8 million, respectively, was in cash and $78,600 and $84,700, respectively, was in additional common shares issued through our dividend reinvestment plan. We also paid $2.5 million of dividends, in the aggregate, on our Series A and Series B preferred shares for the three months ended March 31, 2005 and we paid $150,000 of dividends on our Series A preferred shares and $0 of dividends on our Series B preferred shares for the three months March 31, 2004.

      We use our capital resources principally for originating and purchasing loans and acquiring real estate interests. For the three months ended March 31, 2005, we originated or purchased ten loans in the aggregate amount of $108.4 million, as compared to eight loans in the aggregate amount of $80.3 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, we made additional investments in unconsolidated interests in real estate of $91,000, as compared to $6.2 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, we made additional investments in consolidated interests in real estate of $96,000 as compared to $137,000 for the three months ended March 31, 2004.

      At March 31, 2005, we had approximately $15.6 million of cash on hand. These funds combined with $17.5 million of loan repayments we received from April 1, 2005 through May 6, 2005, and additional borrowings of $12.0 million under our lines of credit provided for $24.7 million of new loan originations from April 1, 2005 to May 6, 2005 and payment of our first quarter dividend on our common shares. We anticipate using the proceeds of new senior debt we obtained in May 2005 totalling $55.0 million, primarily for the origination of additional investments in the balance of the second quarter of 2005.

      We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity and capital needs. We do not currently experience material difficulties in maintaining and accessing these resources. However, we could encounter difficulties in the future, depending upon the development of conditions in the credit markets and the other risks and uncertainties described in our filings with the Securities and Exchange Commission, including those described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2004.

      We may also seek to develop other sources of capital, including, without limitation, long-term borrowings, offerings of our warrants, issuances of our debt securities and the securitization and sale of pools of our loans. Our ability to meet our long-term, that is, beyond one year, liquidity and capital resources requirements is subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our financial performance, compliance with the terms of our existing credit arrangements, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities. Our financial performance and the value of our securities are subject to a number of risks described in our filings with the Securities and Exchange Commission, including those described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2004. In addition, as a REIT, we must distribute at least 90% of our annual taxable income, which limits the amount of cash from operations we can retain to fund our capital needs.

      The following schedule summarizes our currently anticipated contractual obligations and commercial commitments as of March 31, 2005:

                                                                           PAYMENTS DUE BY PERIOD
                                              ---------------------------------------------------------------------------------
                                                LESS THAN      ONE TO THREE    MORE THAN THREE     MORE THAN
        CONTRACTUAL OBLIGATIONS                  ONE YEAR          YEARS        TO FIVE YEARS      FIVE YEARS         TOTAL
        -----------------------               -------------    -------------   ---------------   -------------    -------------
Operating leases ..........................   $     324,507    $     646,010    $     646,986    $     134,789    $   1,752,292
Secured lines of credit ...................              --       96,400,000               --               --       96,400,000
Indebtedness secured by real estate(1) ....      20,387,025       34,075,133       53,491,312        6,456,332      114,409,802
Deferred compensation(2) ..................       1,379,408               --               --               --        1,379,408
                                              -------------    -------------    -------------    -------------    -------------
Total .....................................   $  22,090,940    $ 131,121,143    $  54,138,298    $   6,591,121    $ 213,941,628
                                              =============    =============    =============    =============    =============

-------------------
(1) Indebtedness secured by real estate consists of our non-recourse senior indebtedness relating to loans and long term debt secured by real estate owned.

(2) Represents amounts due to fund our supplemental executive retirement plan or SERP. See Note 9 of our consolidated financial statements, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

      Refer to note 9 -- "Commitments and Contingencies -- Letter of Credit" to our consolidated financial statements for a discussion of our off-balance sheet arrangements. We do not believe these arrangements have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

      Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of our critical accounting policies. During the three months ended March 31, 2005, there were no material changes to these policies, except for the update described below.

      Reserve for Loan Losses. We have a reserve for loan losses of $226,000 at March 31, 2005. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with our policy, we determined that this reserve was adequate as of March 31, 2005 based upon our credit analysis of each of the loans in our portfolio. If that analysis were to change, we may be required to increase our reserve, and such an increase, depending upon the particular circumstances, could be substantial. Any increase in reserves will constitute a charge against income. We will continue to analyze the adequacy of this reserve on a quarterly basis. During the three months ended March 31, 2005, the loans in our portfolio performed in accordance with their terms and were current as to payments.

RESULTS OF OPERATIONS

      Interest Income. Our interest income was $19.0 million for the three months ended March 31, 2005 compared to $13.3 million for the three months ended March 31, 2004. The $5.7 million increase was primarily due to the following:

      - an additional $9.8 million of interest accruing on 59 loans totaling $392.5 million originated between January 1, 2004 and March 31, 2005, partially offset by a $3.2 million reduction of interest due to the repayment of 19 loans totaling $166.5 million during the same period,

      - a decrease of $1.2 million due to the consolidation of a property underlying one of our loans in accordance with FIN 46, and

      - a decrease of $393,000 in accretable yield included in our interest income from the three months ended March 31, 2004 to the same period in 2005. Certain of our loans have expected future cash flows in excess of the scheduled, contractual interest and principal payments reflected in the loan documents. We recognize this excess, or "accretable yield" over the remaining life of the loan, such that the return yielded by the loan remains at a constant level for its remaining life.

      Rental Income. We received rental income of $7.5 million for the three months ended March 31, 2005 compared to $6.1 million for the three months ended March 31, 2004. The $1.4 million increase in rental income was primarily due to the acquisition of one consolidated real estate interest in August 2004, partially offset by the disposition of one consolidated real estate interest in June 2004. The acquisition that we recorded in August 2004 related to a loan we acquired in June 2003, which was scheduled to mature in September 2004. Shortly before the loan's maturity, we restructured our investment and determined that we were the primary beneficiary of the variable interest entity that owned the property. Accordingly, at that time we began consolidating the financial statements of this variable interest entity. For a further description of this investment, see note 1 -- "Basis of Presentation -- Variable Interest Entities" of our consolidated financial statements.

      Fee Income and Other. We earned fee and other income of $911,000 for the three months ended March 31, 2005 as compared to $2.5 million earned in the three months ended March 31, 2004. Revenues generated by our wholly owned subsidiary, RAIT Capital Corp d/b/a Pinnacle Capital Group, are generally reported in this income category. Pinnacle provides, or arranges for another lender to provide, first-lien conduit loans to our borrowers. This service often assists us in offering the borrower a complete financing package, including our mezzanine or bridge financing. Where we have made a bridge loan to a borrower, we may be able to assist our borrower in refinancing our bridge loan, for which we will earn related fee income through Pinnacle. Included in fee and other income for the three months ended March 31, 2005 were revenues of $811,000 from Pinnacle, and application fees/forfeited deposits of $85,000. Included in fee and other income for the three months ended March 31, 2004 were revenues of $934,000 from Pinnacle, financial consulting fees of $1.4 million and application fees/forfeited deposits of $82,000. Financial consulting fees are generally negotiated on a transaction by transaction basis and as a result, the sources and amount of such fees for any particular period are not generally indicative of future sources and amounts.

      Investment Income. We received investment income of $1.3 million for the three months ended March 31, 2005, compared to $832,000 for the three months ended March 31, 2004. We derived our investment income from three primary sources:

            -     return on unconsolidated real estate interests,

            - appreciation interests in the cash flow, assets or both, underlying our loans, and

            -     interest earned on cash held in bank accounts.

      The $500,000 increase in investment income was to due an additional $962,000 of investment income accruing on five unconsolidated investments in real estate totaling $34.6 million invested in between January 1, 2004 and March 31, 2005, partially offset by a $475,000 reduction of interest due to the disposition of four unconsolidated investments in real estate totaling $14.6 million during the same period. Cash held in bank accounts generated investment income of $87,000 for the three months ended March 31, 2005 compared to $100,000 for the three months ended March 31, 2004. Most of this investment income was generated from our bank accounts with The Bancorp Bank. Our relationship with The Bancorp Bank is described in Note 7 to our consolidated financial statements.

      Interest Expense. Interest expense was $2.7 million for the three months ended March 31, 2005 as compared to $2.5 million for the three months ended March 31, 2004. Interest expense consists of interest payments made on senior indebtedness relating to loans, long term debt secured by real estate owned and interest payments made on our lines of credit. The $200,000 increase in interest expense from the three months ended March 31, 2004 to the same period in 2005 was attributable to a $441,000 increase in interest expense resulting from the establishment and utilization of $69.0 million in additional availability on new and existing lines of credit and senior indebtedness relating to loans partially offset by a $243,000 reduction of interest expense on long term debt secured by real estate owned, due to the disposition of a consolidated real estate interest in June 2004.

      Property Operating Expenses; Depreciation and Amortization. Property operating expenses were $4.0 million for the three months ended March 31, 2005, compared to $3.0 million for the three months ended March 31, 2004. Depreciation and amortization was $1.0 million for the three months ended March 31, 2005 as compared to $945,000 for the three months ended March 31, 2004. The increases in property operating expenses and depreciation and amortization from the three months ended March 31, 2004 to the corresponding period in 2005 were due to the net effect of the acquisition of one consolidated real estate interest and the disposition of one consolidated real estate interest during 2004. Included in property operating expenses are management fees paid to Brandywine Construction & Management, Inc., an affiliate of the spouse of our chairman and chief executive officer, for providing real estate management services for the real estate underlying four and five of our interests in real estate during the quarters ended March 31, 2005 and 2004, respectively. We paid management fees of $155,000 and $150,000 to Brandywine for the quarters ended March 31, 2005 and 2004, respectively. In addition, at March 31, 2005 and 2004, Brandywine provided management services for real estate underlying six and eight, respectively, of our investments in real estate whose operations are not included in our consolidated financial statements. We anticipate that we will continue to use Brandywine to provide real estate management services.

      Salaries and Related Benefits; General and Administrative Expense. Salaries and related benefits were $1.3 million for the three months ended March 31, 2005, as compared to $1.2 million for the three months ended March 31, 2004. General and administrative expenses were $861,000 for the three months ended March 31, 2005, as compared to $968,000 for the three months ended March 31, 2004. The increase in salaries and related benefits expense was due to increased personnel and occupancy expenses which reflect the expansion of our staff to support the increased size of our portfolio, due to the significant infusion of new capital, primarily from our public offerings. The decrease in general and administrative expenses was primarily due to a reduction in local taxes for the 2004 fiscal year. Despite this decrease, we anticipate that our general and administrative expenses will increase in 2005 from 2004 levels primarily due to increased costs relating to directors and officers insurance and regulatory compliance costs.

      Included in general and administrative expense is rental expense relating to our downtown Philadelphia office space. We sublease these offices pursuant to two operating leases that provide for annual rentals based upon the amount of square footage we occupy. The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with The Bancorp, Inc. We paid rent to Bancorp in the amount of $62,000 for both the three months ended March 31, 2005 and 2004. The other sublease is with The Richardson Group, Inc. We paid rent to Richardson in the amount of $14,000 for both the three months ended March 31, 2005 and 2004. Also included in general and administrative expenses is $15,000 that we paid in both the three months ended March 31, 2005 and 2004 to Bancorp for technical support services provided to us. Our relationships with Bancorp and Richardson are described in note 7 to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no material change in our assessment of our sensitivity to market risk since the presentation in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Our disclosure relating to legal proceedings is contained in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 6. EXHIBITS

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

                                             RAIT INVESTMENT TRUST
                                             (Registrant)

May 10, 2005                                 /s/ Ellen J. DiStefano
DATE                                         -------------------------------
                                             Ellen J. DiStefano
                                             Chief Financial Officer
                                             (On behalf of the registrant and
                                             as its principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION
--------                       -----------
3.1.1(1)    Amended and Restated Declaration of Trust.

3.1.2(2)    Articles of Amendment to Amended and Restated Declaration of Trust.

3.1.3(3)    Articles of Amendment to Amended and Restated Declaration of Trust.

3.1.4(4)    Certificate of Correction to the Amended and Restated Declaration of
            Trust.

3.1.5(5)    Articles Supplementary relating to the 7.75% Series A Cumulative
            Redeemable Preferred Shares of Beneficial Interest(the "Series A
            Articles Supplementary").

3.1.6(5)    Certificate of Correction to the Series A Articles Supplementary.

3.1.7(6)    Articles Supplementary relating to the 8.375% Series B Cumulative
            Redeemable Preferred Shares of Beneficial Interest.

3.2(1)      Bylaws, as amended.

3.3(1)      Articles of Incorporation of RAIT General, Inc.

3.4(1)      By-laws of RAIT General, Inc.

3.5(1)      Articles of Incorporation of RAIT Limited, Inc.

3.6(1)      By-laws of RAIT Limited, Inc.

3.7(1)      Certificate of Limited Partnership of RAIT Partnership, L.P.

3.8(1)      Limited Partnership Agreement of RAIT Partnership, L.P.

4.1(3)      Form of Certificate for Common Shares of Beneficial Interest.

4.2(7)      Form of Certificate for 7.75% Series A Cumulative Redeemable
            Preferred Shares of Beneficial Interest.

4.3(6)      Form of Certificate for 8.375% Series B Cumulative Redeemable
            Preferred Shares of Beneficial Interest.

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