Form 10-Q
period 2005-06-30
RAIT INVESTMENT TRUST
filed 2005-08-04
CIK 1045425

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

                         Commission file number: 1-14760

                              RAIT INVESTMENT TRUST
               ---------------------------------------------------
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

As of August 1, 2005, 25,601,402 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

================================================================================

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                                                    PAGE
                                                                                                                    ----
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS......................................................................................    1
   Consolidated Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004.................................    1
   Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2005 and 2004........    2
   Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2005 and 2004..............    3
   Notes to Consolidated Financial Statements - June 30, 2005 (unaudited).........................................    4
   Report of Independent Registered Public Accounting Firm........................................................   16
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS....................   17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................   24
ITEM 4. CONTROLS AND PROCEDURES...................................................................................   24
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.........................................................................................   25
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...............................................   25
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................   26
ITEM 6. EXHIBITS..................................................................................................   26
SIGNATURES........................................................................................................   27
EXHIBIT INDEX.....................................................................................................   28

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           JUNE 30, 2005    DECEMBER 31,
                                                                                            (UNAUDITED)        2004
                                                                                           -------------   -------------
ASSETS
Cash and cash equivalents                                                                  $  19,685,019   $  13,331,373
Restricted cash                                                                               19,983,331      22,947,888
Tenant escrows                                                                                   167,573         211,905
Accrued interest receivable                                                                   14,878,196       9,728,674
Real estate loans, net                                                                       615,960,148     491,281,473
Unconsolidated real estate interests                                                          44,042,370      44,016,457
Consolidated real estate interests                                                           138,053,261     136,487,247
Furniture, fixtures and equipment, net                                                           607,375         639,582
Prepaid expenses and other assets                                                             11,860,517       9,966,722
Goodwill, net                                                                                    887,143         887,143
                                                                                           -------------   -------------
  Total assets                                                                             $ 866,124,933   $ 729,498,464
                                                                                           =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities                                                   $   3,230,959   $   4,410,101
Accrued interest payable                                                                       1,483,431         480,168
Tenant security deposits                                                                         356,642         364,508
Borrowers' escrows                                                                            15,386,539      18,326,863
Dividends payable                                                                             15,614,197              --
Senior indebtedness relating to loans                                                        147,713,827      51,305,120
Long-term debt secured by real estate owned                                                   62,894,973      63,424,199
Secured lines of credit                                                                       74,424,447      49,000,000
                                                                                           -------------   -------------
  Total liabilities                                                                        $ 321,105,015   $ 187,310,959
Minority interest                                                                                462,039         477,564
Shareholders' equity:
  Preferred shares, $.01 par value; 25,000,000 shares authorized;
    7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00
    per share; 2,760,000 shares issued and outstanding                                            27,600          27,600
    8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00
      per share; 2,258,300 shares issued and outstanding                                          22,583          22,583
Common shares, $.01 par value; 200,000,000 shares authorized; 25,597,044 shares and
  25,579,948 shares, respectively, issued and outstanding                                        255,970         255,799
Additional paid-in-capital                                                                   540,878,754     540,627,203
Retained earnings                                                                              3,995,729       1,900,274
Loans for stock options exercised                                                               (268,665)       (506,302)
Deferred compensation                                                                           (354,092)       (617,216)
                                                                                           -------------   -------------
  Total shareholders' equity                                                                 544,557,879     541,709,941
                                                                                           -------------   -------------
  Total liabilities and shareholders' equity                                               $ 866,124,933   $ 729,498,464
                                                                                           =============   =============

  The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE  30,
                                                         -------------------------------  -----------------------------
                                                              2005              2004           2005             2004
                                                         --------------   --------------  --------------   -------------
REVENUES
Interest income                                          $   19,034,961   $   15,145,385  $   38,010,151   $  28,459,870
Rental income                                                 7,418,982        6,641,154      14,900,077      12,708,352
Fee income and other                                          2,085,676          579,419       2,997,108       3,066,627
Investment income                                             2,461,759        1,123,493       3,780,407       1,955,387
                                                         --------------   --------------  --------------   -------------
Total revenues                                               31,001,378       23,489,451      59,687,743      46,190,236
                                                         --------------   --------------  --------------   -------------
COSTS AND EXPENSES
Interest                                                      4,346,216        2,593,314       7,010,970       5,059,441
Property operating expenses                                   3,870,136        3,419,697       7,836,473       6,449,720
Salaries and related benefits                                 1,244,207        1,394,757       2,494,555       2,546,414
General and administrative                                    1,258,783        1,760,179       2,119,840       2,727,694
Depreciation and amortization                                 1,067,323          915,331       2,112,070       1,860,801
                                                         --------------   --------------  --------------   -------------
Total costs and expenses                                     11,786,665       10,083,278      21,573,908      18,644,070
                                                         --------------   --------------  --------------   -------------
Net income before minority interest                      $   19,214,713   $   13,406,173  $   38,113,835   $  27,546,166
Minority interest                                                (5,266)           1,248         (15,255)        (18,228)
                                                         --------------   --------------  --------------   -------------
Net income before gain on sale of real estate interests      19,209,447       13,407,421      38,098,580      27,527,938
Gain on sale of real estate interests                                --        2,402,639              --       2,402,639
                                                         --------------   --------------  --------------   -------------
Net income                                               $   19,209,447   $   15,810,060  $   38,098,580   $  29,930,577
                                                         --------------   --------------  --------------   -------------
Dividends attributed to preferred shares                      2,518,955        1,336,875       5,037,910       1,486,875
                                                         --------------   --------------  --------------   -------------
Net income available to common shareholders              $   16,690,492   $   14,473,185  $   33,060,670   $  28,443,702
                                                         ==============   ==============  ==============   -------------
Net income per common share basic                        $         0.65   $         0.62  $         1.29   $        1.22
                                                         ==============   ==============  ==============   =============
Net income per common share diluted                      $         0.65   $         0.62  $         1.28   $        1.21
                                                         ==============   ==============  ==============   =============

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                        2005              2004
                                                                                  ---------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES


Net income                                                                        $    38,098,580   $      29,930,577
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest                                                                          15,255              18,228
Gain on sale of property interest                                                               -          (2,402,639)
Depreciation and amortization                                                           2,112,070           1,860,801
Accretion of loan discounts                                                            (5,863,556)         (5,781,228)
Amortization of debt costs                                                                317,031             297,548
Deferred compensation                                                                     263,124             135,739
Employee bonus shares                                                                      21,895                   -
Decrease (increase) in tenant escrows                                                      44,332             (27,682)
Increase in accrued interest receivable                                                (7,007,574)         (1,963,750)
(Increase) decrease in prepaid expenses and other assets                               (2,370,719)          7,905,354
(Decrease) increase in accounts payable and accrued liabilities                        (1,179,142)            129,180
Increase in accrued interest payable                                                    1,003,263              25,817
Increase in tenant security deposits                                                       (7,866)           (152,632)
Decrease (increase) in borrowers' escrows                                                  24,234          (5,065,811)
                                                                                  ---------------   -----------------
Net cash provided by operating activities                                              25,470,928          24,909,502
                                                                                  ---------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of furniture, fixtures and equipment                                             (36,651)           (147,292)
Real estate loans purchased                                                            (4,250,000)                  -
Real estate loans originated                                                         (223,487,652)       (158,435,328)
Principal repayments from real estate loans                                           110,812,056          66,722,953
(Collection) release of escrows held to fund expenditures for consolidated real
  estate interests                                                                       (184,585)            319,678
Investment in consolidated real estate interests                                       (3,296,218)           (324,135)
Distributions paid by consolidated real estate interests                                  (30,780)            (31,140)
Investment in unconsolidated real estate interests                                     (8,025,913)        (11,965,054)
Proceeds from disposition of unconsolidated real estate interests                       8,000,000          11,362,496
                                                                                  ---------------   -----------------
Net cash used in investing activities                                                (120,499,743)        (92,497,822)
                                                                                  ---------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal repayments on senior indebtedness                                               (91,293)        (10,083,730)
Principal repayments on long-term debt                                                   (529,226)           (546,373)
Proceeds of senior indebtedness                                                        96,500,000          10,100,000
Advances on secured lines of credit                                                    25,424,447           6,596,240
Issuance of preferred shares, net                                                              --          66,574,578
Payment of preferred dividends                                                         (5,037,910)         (1,486,875)
Issuance of common shares, net                                                            151,245          46,574,985
Payment of common dividends                                                           (15,272,439)        (13,928,428)
Principal payments on loans for stock options exercised                                   237,637             265,029
                                                                                  ---------------   -----------------
Net cash provided by financing activities                                             101,382,461         104,065,426
                                                                                  ---------------   -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 6,353,646          36,477,106
                                                                                  ---------------   -----------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         13,331,373          14,758,876
                                                                                  ---------------   -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $    19,685,019   $      51,235,982
                                                                                  ===============   =================

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

   In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly RAIT Investment Trust's (the "Company") consolidated financial position at June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to the consolidated financial statements as of and for the three and six months ended June 30, 2004 to conform to the presentation for the three and six months ended June 30, 2005.

STOCK BASED COMPENSATION

   At June 30, 2005, the Company accounts for its stock option grants under the provisions of the Financial Accounting Standards Board ("FASB") No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

   At June 30, 2005, the Company had a stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure only provisions of both Statement of Financial Accounting Standards ("SFAS") No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." Pursuant to the requirements of SFAS No. 148, the following are the pro forma net income amounts for the three and six months ended June 30, 2005 and 2004, as if the compensation cost for the options had been determined based on the fair value at the grant date:

                                                      FOR THE THREE MONTHS ENDED JUNE 30,   FOR THE SIX MONTHS ENDED JUNE 30,
                                                           2005                2004              2005              2004
                                                      --------------      ---------------   ---------------   ---------------
Net income available to common shareholders as
  reported                                            $   16,690,000      $    14,473,000   $    33,061,000   $    28,444,000
Less: stock based compensation determined under fair
  value based method for all awards                           (7,000)             (14,000)          (14,000)          (26,000)
                                                      --------------      ---------------   ---------------   ---------------
Pro forma net income                                  $   16,683,000      $    14,459,000   $    33,047,000   $    28,418,000
Net income per share-basic, as reported               $         0.65      $          0.62   $          1.29   $          1.22
Net income per share-basic, pro forma                 $         0.65      $          0.62   $          1.29   $          1.22
Net income per share-diluted, as reported             $         0.65      $          0.62   $          1.28   $          1.21
Net income per share-diluted, pro forma               $         0.65      $          0.62   $          1.28   $          1.21

   The Company did not grant options to purchase common shares of beneficial interest (the "Common Shares") of the Company during both the three and six months ended June 30, 2005. The Company granted options to purchase 18,250 Common Shares during both the three and six months ended June 30, 2004. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants during 2004: dividend yield of 8.3%; expected volatility of 19%; risk-free interest rate of 4.0% and expected life of 8.8 years.

   In December 2004, the FASB issued SFAS No. 123, "(Revised 2004) -- Share-Based Payment" ("SFAS No. 123R"). SFAS 123R replaces SFAS No. 123. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. The Company

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

is allowed to implement SFAS No. 123R at the beginning of its 2006 fiscal year. The Company does not believe that the adoption of SFAS No. 123R will have a material effect on its consolidated financial statements.

   At June 30, 2005, the Company had a phantom share plan pursuant to which 4,136 phantom shares were outstanding. The Company granted 1,392 and 1,392 phantom shares during the three and six months ended June 30, 2005, respectively. The Company granted 0 and 1,829 phantom shares during the three and six months ended June 30, 2004, respectively. Under applicable accounting rules, grants under this plan resulted in variable accounting during the six months ended June 30, 2005, which resulted in continuing compensation expenses from the date of grant. During the three months ended June 30, 2005 and 2004, the Company recognized $13,000 and $50,000, respectively, in compensation expenses relating to phantom shares issued under this plan. During the six months ended June 30, 2005 and 2004, the Company recognized $25,000 and $50,000, respectively, in compensation expenses relating to phantom shares issued under this plan. On July 19, 2005, outstanding phantom shares were modified to provide that, upon redemption, they would be redeemed with an equivalent number of Common Shares in lieu of cash.

VARIABLE INTEREST ENTITIES

   The Company has adopted Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" and revised FIN 46 ("FIN 46(R)"). In doing so, the Company has evaluated its various interests to determine whether they are in variable interest entities. These variable interests are primarily subordinated financings in the form of mezzanine loans or unconsolidated real estate interests. The Company has identified 24 variable interests, having an aggregate book value of $161.4 million that it holds as of June 30, 2005. For one of these variable interests, with a book value of $40.8 million at June 30, 2005, the Company determined that the Company is the primary beneficiary and such variable interest is included in the Company's consolidated financial statements.

   The variable interest entity consolidated by the Company is the borrower under a first mortgage loan secured by a 594,000 square foot office building in Milwaukee, Wisconsin. The Company purchased the first mortgage loan in June 2003 (face value and underlying collateral value are both in excess of $40.0 million) for $26.8 million. At the time the Company purchased the loan, the Company determined that the entity that owned the property was not a variable interest entity.

   Prior to the loan's maturity date, in August 2004, the Company entered into a forbearance agreement with the borrower that provided that the Company will take no action with regard to foreclosure or sale of the building for a period of three years, with two one-year extension options, subject to the Company's approval. The agreement also gives the Company total operational and managerial control of the property with the owner relinquishing any right to participate. The Company also agreed to make additional loan advances to fund certain outstanding fees and commissions (some of which fees are owed to an affiliate of the owner), and to fund shortfalls in operating cash flow, if necessary, during the forbearance period. The loan remains outstanding in its full amount and, aside from extending the maturity date of the loan, no other terms were adjusted.

   The Company concluded that the entering into of the forbearance agreement is a triggering event under FIN 46(R) and thus the variable interest must be reconsidered. Because the actual owner of the property no longer had a controlling financial interest in the property and the Company has the obligation to make additional advances under the Company's loan to fund any potential losses, the Company determined that the borrower is a variable interest entity and that the Company is the primary beneficiary due to the Company absorbing the majority of the probability weighted expected losses, as defined in FIN 46(R). The Company continues to hold a valid and enforceable first mortgage and the value of the property exceeds the Company's carrying value of the loan. However, as the primary beneficiary, the Company is required to consolidate this variable interest entity pursuant to FIN 46(R).

   The Company's consolidated financial statements as of and for the three and six months ended June 30, 2005 include the assets, liabilities, and results of operations of the variable interest entity, which are summarized below:

                                                   FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                         JUNE 30, 2005                  JUNE 30, 2005
                                                   --------------------------     ------------------------
Total assets.....................................      $   47,333,000                 $   47,333,000
                                                       ==============                 ==============
Total liabilities................................             315,000                        315,000
                                                       ==============                 ==============
Total income.....................................      $    2,287,000                 $    4,520,000
Total expense....................................           1,339,000                      2,760,000
                                                       --------------                 --------------
  Net income.....................................      $      948,000                 $    1,760,000
                                                       ==============                 ==============

NOTE 2 - CONSOLIDATED STATEMENT OF CASH FLOWS

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

      For the purpose of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid by the Company for interest was $6.0 million and $5.0 million for the six months ended June 30, 2005 and 2004, respectively.

      Dividends declared during the six months ended June 30, 2005 and 2004, but not paid until July 2005 and 2004, were $15.6 million and $13.9 million, respectively.

NOTE 3 - RESTRICTED CASH AND BORROWERS' ESCROWS

      Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans.

NOTE 4 - REAL ESTATE LOANS

      The Company's portfolio of real estate loans consisted of the following at June 30, 2005:

First mortgages                                            $    358,257,648
Mezzanine loans                                                 257,714,018
Unearned (fees) costs                                               214,639
Less: Allowance for loan losses                                    (226,157)
                                                           ----------------
  Real estate loans, net                                        615,960,148
Less: Senior indebtedness related to loans                     (147,713,827)
                                                           ----------------
  Real estate loans, net of senior indebtedness            $    468,246,321
                                                           ================

      The following is a summary description of the assets contained in the Company's portfolio of real estate loans as of June 30, 2005:

                                                                AVERAGE
                                                  NUMBER        LOAN TO     RANGE OF LOAN
TYPE OF LOAN                                     OF LOANS      VALUE (1)      YIELDS (2)       RANGE OF MATURITIES
---------------------------------------------    --------      ---------    -------------      -------------------
First mortgages..............................       28            75%        6.2% -- 22.0%      7/29/05 -- 4/26/08
Mezzanine loans..............................       51            85%       10.0% -- 23.0%      9/11/05 -- 4/30/21

------------
(1) Calculated as the sum of the outstanding balance of the Company's loan and senior loan (if any) divided by the most recent appraised value of the underlying collateral.

(2)   The Company's calculation of loan yield includes points charged.

      The properties underlying the Company's portfolio of real estate loans consisted of the following types as of June 30, 2005:

                                           PRINCIPAL AMOUNT     PERCENTAGE
                                           ----------------     ----------
Multi-family                               $  338.3 million          55%
Office                                         75.1 million          12%
Retail and other                              202.5 million          33%
                                           ----------------         ---
Total                                      $  615.9 million         100%
                                           ================         ===

      As of June 30, 2005, the maturities of the Company's real estate loans in each of the years 2005 through 2009 and the aggregate maturities thereafter are as follows:

2005....................................................  $   157,063,106
2006....................................................      198,885,962
2007....................................................      130,171,736
2008....................................................        5,750,000
2009....................................................       15,401,209
Thereafter..............................................      108,699,653
                                                          ---------------
                                                          $   615,971,666
                                                          ===============

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

      As of June 30, 2005, $320.6 million in principal amount of loans were pledged as collateral for amounts outstanding on the Company's lines of credit and senior indebtedness relating to loans.

      Senior indebtedness relating to loans arises when the Company sells a participation or other interest in one of its first mortgages or mezzanine loans to another lender. These participations and interests rank senior to the Company's right to repayment under the relevant mortgage or loan in various ways. As of June 30, 2005, senior indebtedness relating to loans consisted of the following:

Loan payable, secured by real estate, monthly installments of principal and interest based on an amortization schedule of 25 years, including interest at a specified London interbank offered rate ("LIBOR") plus 135 basis points (4.1925% at June 30, 2005), remaining principal due September 15, 2007; the interest rate is subject to an interest rate swap agreement entered into by the borrower which provides for a fixed rate of 8.68%................  $ 10,273,827

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $12,129,597, payable interest only at LIBOR plus 250 basis points (5.81875% at June 30, 2005) due monthly, principal balance
  due September 30, 2005............................................................................................     5,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of
  $2,550,000, payable interest only at 5.0% due monthly.  The principal balance was due and paid July 26, 2005......     1,800,000

Senior loan participation, secured by Company's interest in first mortgage loan with a principal balance of
  $3,369,233, payable interest only at LIBOR plus 275 basis points (6.06875% at June 30, 2005) due monthly,
  principal balance due March 28, 2006..............................................................................     2,640,000

Term loan payable, secured by Company's interest in a first mortgage loan with a principal balance of $9,000,000, payable interest only at 4.5% due monthly, principal balance due September 29, 2006. This first mortgage loan
  also secures the next following term loan.........................................................................     6,500,000

Term loan payable, secured by Company's interest in a first mortgage loan with a principal balance of $9,000,000, payable interest only at 5.5% due monthly, principal balance due September 29, 2006. This first mortgage loan
  also secures the immediately preceding term loan..................................................................     1,500,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of
  $10,434,217, payable interest only at LIBOR plus 275 basis points (6.06875% at June 30, 2005) due monthly,
  principal balance due June 30, 2005 and was repaid on July 7, 2005................................................     5,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of
  $15,500,000, payable interest only at 5.0% due monthly, principal balance due October 15, 2006....................    11,000,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $5,050,444, payable interest only at the bank's prime rate (6.25% at June 30, 2005) due monthly.  The creditor may require
  the principal balance be repaid June 10, 2005 or thereafter.......................................................     2,500,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $4,156,876, payable interest only at the bank's prime rate (6.25% at June 30, 2005) due monthly. The creditor may require the
  principal balance be repaid June 10, 2005 or thereafter...........................................................     2,500,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $19,307,337, payable interest only at the bank's prime rate (6.25% at June 30, 2005) due monthly, principal balance due
  January 30, 2006..................................................................................................     2,500,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $15,550,000, payable interest only at LIBOR plus 225 basis points (5.56875% at June 30, 2005) due monthly, principal balance
  due April 29, 2007................................................................................................    11,000,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $12,480,000, payable interest only at LIBOR plus 225 basis points (5.56875% at June 30, 2005) due monthly, principal balance
  due April 29, 2006................................................................................................     5,000,000

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $8,000,000, payable interest only at LIBOR plus 225 basis points (5.56875% at June 30, 2005) due monthly, principal balance
  due April 29, 2006................................................................................................     5,000,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $6,300,000, payable interest only at LIBOR plus 225 basis points (5.56875% at June 30, 2005) due monthly, principal balance
  due April 29, 2006................................................................................................     5,000,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $16,000,000,
  payable interest only at 6.0% due monthly, principal balance due December 1, 2006.................................    12,000,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $44,063,390,
  payable interest only at 8.0% due monthly, principal balance due February 25, 2007................................    35,000,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $23,300,000, payable interest only at LIBOR plus 225 basis points (5.56875% at June 30, 2005) due monthly, principal balance
  due February 24, 2006.............................................................................................    18,500,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $6,931,827, payable interest only at LIBOR plus 225 basis points (5.56875% at June 30, 2005) due monthly, principal balance
  due April 28, 2006................................................................................................     5,000,000
                                                                                                                      ------------
                                                                                                                      $147,713,827
                                                                                                                      ============

      As of June 30, 2005, the senior indebtedness relating to the Company's loans maturing in the remainder of 2005 and over the next four years and the aggregate indebtedness thereafter, is as follows:

  2005                                                                                                                $ 19,535,328
  2006                                                                                                                  72,203,481
  2007                                                                                                                  55,975,018
  2008                                                                                                                          --
  2009                                                                                                                          --
  Thereafter                                                                                                                    --
                                                                                                                      ------------
                                                                                                                      $147,713,827
                                                                                                                      ============

NOTE 5 - CONSOLIDATED REAL ESTATE INTERESTS

      As of June 30, 2005, the Company owned the following controlling interests in entities that own real estate. These interests are accounted for on a consolidated basis:

      - 89% general partnership interest in a limited partnership that owns a building in Philadelphia, Pennsylvania with 456,000 square feet of office/retail space. The Company acquired its ownership interest for $750,000 and, in March 2001, the Company acquired two subordinated loans with respect to this property for $20.2 million. The aggregate original principal amount of the two loans was $23.2 million. In addition to these two loans, the property is subject to non-recourse financing of $44.0 million ($40.5 million at June 30, 2005), which bears interest at an annual rate of 6.85% and is due on August 1, 2008. The carrying value of this property at June 30, 2005 was $61.7 million.

      - 100% limited and sole general partnership interest in a limited partnership that owns an office building in Rohrerstown, Pennsylvania with 12,630 square feet on 2.93 acres used as a diagnostic imaging center. The Company acquired this interest for $1.7 million. After acquisition, the Company obtained non-recourse financing of $1.1 million ($971,300 at June 30, 2005), which bears interest at an annual rate of 7.33% and is due on August 1, 2008. The carrying value of this property at June 30, 2005 was $1.2 million.

      - 100% membership interest in a limited liability company that owns a 216-unit apartment complex and clubhouse in Watervliet, New York. The Company acquired this property in January 2002 for $8.7 million, which included the assumption of non-recourse financing in the original principal amount of $5.5 million ($5.2 million at June 30, 2005). The loan assumed by the Company bears interest at an annual rate of 7.27% and matures on January 1, 2008. The carrying value of this property at June 30, 2005 was $8.2 million.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

      - 84.6% membership interest in a limited liability company that owns a 44,517 square foot office building in Rockville, Maryland. In October 2002, the Company acquired 100% of the limited liability company for $10.7 million and simultaneously obtained non-recourse financing of $7.6 million ($7.2 million at June 30, 2005). The loan bears interest at an annual rate of 5.73% and is due November 1, 2012. In December 2002, the Company sold a 15.4% interest in the limited liability company to a partnership whose general partner is a son of the Company's chairman and chief executive officer. The buyer paid $513,000, which approximated the book value of the interest being purchased. No gain or loss was recognized on the sale. The carrying value of this property at June 30, 2005 was $10.2 million.

      - 100% membership interest in a limited liability company that owns a 110,421 square foot shopping center in Norcross, Georgia. In 1998, the Company made loans in the aggregate amount of $2.8 million to the former owner of the property. In July 2003, the Company negotiated the acquisition of this property from this former owner. At that time the Company assumed the existing senior, non-recourse mortgage financing on the property ($9.0 million outstanding at June 30, 2005), which bears interest at an annual rate of 7.55% and is due on December 1, 2008. The carrying value of this property at June 30, 2005 was $13.9 million.

      - Also included in the Company's consolidated real estate interests is a first mortgage with a carrying amount of $40.8 million secured by a 594,000 square foot office building in Milwaukee, Wisconsin. In June 2003, the Company purchased the loan, which had a face value in excess of $40.0 million, for $26.8 million. Upon entering into a forbearance agreement with the owner of the property in August 2004, the Company determined that the borrowing entity was a variable interest entity (as defined in FIN 46) of which the Company was the primary beneficiary. See Note 1 -- "Basis of Presentation -- Variable Interest Entities." The carrying value of this consolidated interest at June 30, 2005 was $42.2 million.

      - Two parcels of land located in Willow Grove, Pennsylvania with a carrying value of $613,500 at June 30, 2005.

      The Company's consolidated real interest interests consisted of the following types of properties at June 30, 2005:

                                             Book Value        Percentage    Escrows(1)
                                           --------------      ----------    ----------
Multi-family                               $    9,214,223           6%       $  181,000
Office                                        129,890,419          84%       $1,767,000
Retail and other                               15,029,089          10%       $1,917,000
                                           --------------         ---
  Subtotal                                    154,133,731         100%
                                                                  ===
Less: Accumulated depreciation                (16,080,470)
                                           --------------
Investment in real estate, net             $  138,053,261
                                           ==============

------------
(1) These escrow amounts are included in the book value and are held for payment of real estate taxes, insurance premiums and repair and replacement costs.

      As of June 30, 2005, non-recourse long-term debt secured by real estate underlying the Company's consolidated real estate interests consisted of the following:

Loan payable, secured by real estate, monthly installments of $8,008, including
  interest at 7.33%, remaining principal due August 1, 2008.                              $      971,281

Loan payable, secured by real estate, monthly installments of $288,314,
  including interest at 6.85%, remaining principal due August 1, 2008.                        40,500,555

Loan payable, secured by real estate, monthly installments of $37,697, including
  interest at 7.27%, remaining principal due January 1, 2008.                                  5,174,901

Loan payable, secured by real estate, monthly installments of $47,720, including
  interest at 5.73%, remaining principal due November 1, 2012.                                 7,235,557

Loan payable, secured by real estate, monthly installments of $72,005, including
  interest at 7.55%, remaining principal due December 1, 2008                                  9,012,679
                                                                                          --------------
                                                                                          $   62,894,973
                                                                                          ==============

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

      As of June 30, 2005, the amount of long-term debt secured by the Company's consolidated real estate interests that matures over the remainder of 2005, over the next four years and the aggregate indebtedness maturing thereafter, is as follows:

2005                                                      $      544,675
2006                                                           1,156,961
2007                                                           1,239,674
2008                                                          53,305,833
2009                                                             191,497
Thereafter                                                     6,456,333
                                                          --------------
                                                          $   62,894,973
                                                          ==============

      Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Unamortized fees as of June 30, 2005 were $2,324,000. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's real estate investments for the three months ended June 30, 2005 and 2004 was $1,029,000 and $844,000, respectively. Depreciation expense relating to the Company's real estate investments for the six months ended June 30, 2005 and 2004 was $2,039,000 and $1,697,000, respectively.

      The Company leases space in the buildings it owns to several tenants. Approximate future minimum lease payments under noncancellable lease arrangements as of June 30, 2005 are as follows:

2005...................................................   $    9,181,039
2006...................................................       13,710,188
2007...................................................       11,001,969
2008...................................................       10,228,776
2009...................................................        9,990,626
Thereafter.............................................       34,753,183
                                                          --------------
                                                          $   88,865,781
                                                          ==============

NOTE 6 - UNCONSOLIDATED REAL ESTATE INTERESTS

      Unconsolidated real estate interests include the Company's non-controlling interests in limited partnerships accounted for under the equity method of accounting, unless such interests meet the requirements of Emerging Issues Task Force ("EITF") Issue D-46 "Accounting for Limited Partnership Investments" to be accounted for under the cost method of accounting. In accordance with EITF 03-16, "Accounting for Investments in Limited Liability Companies," the Company accounts for its non-controlling interests in limited liability companies the same way that it accounts for its non-controlling interests in limited partnerships.

      At June 30, 2005, the Company's unconsolidated real estate interests consisted of the following:

      - 11% limited partnership interest in a limited partnership that owns a 500-unit multi-family apartment building in Philadelphia, Pennsylvania. The Company owned 100% of the limited partnership (cost of $19.8 million) until December 30, 2002, at which time the Company sold a 49% limited partnership interest (book value of $1.2 million) to a third party for $4.1 million, thus recognizing a gain of $2.8 million. On March 31 2003, the Company sold a 40% limited partnership interest and sole general partnership interest (negative book value of $1.4 million) to the same third party for $914,000, thus recognizing a gain of $2.4 million. The property is subject to non-recourse financing of $19.4 million at June 30, 2005, which is comprised of:

            - $14.1 million, which bears interest at an annual rate of 7.73% and is due on December 1, 2009

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

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

      - 20% beneficial interest in a trust that owns a 58-unit apartment building in Philadelphia, Pennsylvania and a 20% partnership interest in a general partnership that owns an office building with 31,507 square feet in Alexandria, Virginia. In September 2002, the Company received these interests, together with a cash payment of $2.5 million, in repayment of two loans with a combined net book value of $2.3 million. The Company recorded these interests at their current fair value based upon discounted cash flows and recognized income from loan satisfaction in the amount of $3.2 million. As of June 30, 2005, the Pennsylvania property is subject to non-recourse financing of $3.0 million bearing interest at 6.04% and maturing on February 1, 2013. The Virginia property is subject to non-recourse financing of $3.4 million bearing interest at 6.75% and maturing on March 1, 2013.

      - Class B limited partnership interest in a limited partnership that owns a 363-unit multifamily apartment complex in Pasadena (Houston), Texas. The Company acquired its interest in September 2003 for $1.9 million. In July 2004, the Company contributed an additional $600,000 to the limited partnership. The property is subject to non-recourse financing of $8.0 million at June 30, 2005, which bears interest at the 30-day London interbank offered rates, or LIBOR, plus 3.0% (6.31875% at June 30, 2005) with a LIBOR floor of 2.0% and an overall interest rate cap of 6.0%, and is due on October 9, 2005.

      - 3% membership interest in a limited liability company that owns a 504-unit multifamily apartment complex in Sugarland (Houston), Texas. The Company acquired its interest in April 2004 for $5.6 million. The property is subject to non-recourse financing of $14.4 million at June 30, 2005, which bears interest at an annual rate of 4.84%, and is due in November 1, 2009.

      - 0.1% Class B membership interest in an limited liability company that has an 100% interest in a limited liability company that has an 89.94% beneficial interest in a trust that owns a 737,308 square foot 35-story urban office building in Chicago, Illinois. The Company acquired its interest in December 2004 for $19.5 million. The property is subject to non-recourse financing of $90.5 million at June 30, 2005, which bears interest at an annual rate of 5.3% and is due January 1, 2015.

      - Class B membership interests in each of two limited liability companies which together own a 231-unit multifamily apartment complex in Wauwatosa, Wisconsin. The Company acquired its interest in December 2004 for $2.9 million. The property is subject to non-recourse financing of $18.0 million at June 30, 2005, which bears interest at 5.3% and is due January 1, 2014.

      - Class B membership interests in each of two limited liability companies, one of which owns a 430-unit multifamily apartment complex in Orlando, Florida and the other of which owns a 264-unit multifamily apartment complex in Bradenton, Florida. The Company acquired its membership interests in May 2005 for $8.9 million. As of June 30, 2005 the Orlando property is subject to non-recourse financing of $23.5 million bearing interest at 5.31% and maturing on May 1, 2010. The Bradenton property is subject to non-recourse financing of $14.0 million bearing interest at 5.31% and maturing on June 1, 2010.

      The Company's unconsolidated real estate interests consisted of the following property types at the dates indicated below:

                                                          BOOK VALUE      PERCENTAGE
                                                        --------------    ----------
Multi-family........................................    $   22,946,674        52%
Office..............................................        21,095,696        48%
                                                        --------------       ---
Unconsolidated real estate interests................    $   44,042,370       100%
                                                        ==============       ===

NOTE 7 - LINES OF CREDIT

      At June 30, 2005, the Company had five lines of credit, two of which have $30.0 million of maximum possible borrowings, two of which have $25.0 million of maximum possible borrowings and a fifth of which has $10.0 million of maximum permissible borrowings. The aggregate amount of indebtedness outstanding under these lines of credit was $74.4 million at June 30, 2005. As of June 30, 2005, $106.5 million in principal amount of the Company's loans and a consolidated real estate interest with a book value of $40.8 million were pledged as collateral for amounts outstanding under these lines of credit. The following is a description of the Company's lines of credit at June 30, 2005:

      At June 30, 2005, the Company had $30.0 million outstanding under the first of the Company's two $30.0 million lines of credit. This line of credit bears interest at either: (a) the 30-day LIBOR, plus 2.5%, or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. The minimum interest rate is 4.0%. As of June 30, 2005 the

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

interest rate was 5.81875%. Absent any renewal, the line of credit will terminate in October 2006 and any principal then outstanding must be paid by October 2007. The lender has the right to declare any advance due and payable in full two years after the date of the advance.

      At June 30, 2005, the Company had no amount outstanding under the second of the Company's two $30.0 million lines of credit. This line of credit bears interest at the prime rate as published in the "Money Rates" section of The Wall Street Journal. As of June 30, 2005 the interest rate was 6.25%. This line of credit has a current term running through April 2006 with annual one-year extension options and an 11-month non-renewal notice requirement. Approximately $58,000 of availability under this line of credit is reserved in the event the Company is required to make any payments under a letter of credit described in
Note 9.

      At June 30, 2005, the Company had $19.5 million outstanding under the first of the Company's two $25.0 million lines of credit. This line of credit bears interest, at the Company's election, at either: (a) one, two or three month LIBOR plus 2.25% or (b) a daily base rate equal to the higher of (i) the bank's announced prime rate or (ii) the federal funds rate, as published by the Federal Reserve Bank of New York, plus 1%. As of June 30, 2005 the interest rate was 5.56875%. Absent any renewal, this line of credit will terminate in February 2006 and any principal then outstanding must be repaid.

      At June 30, 2005, the Company had $22.4 million outstanding under the second of the Company's two $25.0 million lines of credit. This line of credit bears interest at the 30-day LIBOR plus 2.25%. As of June 30, 2005 the interest rate was 5.56875% Absent any renewal, the line of credit will terminate in December 2005 and any principal then outstanding must be repaid by December 2006. If the lender does not provide notice, at least 30 days prior to the termination date, that the termination date will not be extended, the termination date will be automatically extended for an additional year.

      At June 30, 2005, the Company had $2.5 million outstanding under the Company's $10.0 million line of credit. This line of credit bears interest at either: (a) one month LIBOR plus 3.0% or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. As of June 30, 2005 the interest rate was 6.31875%. This line of credit terminated July 1, 2005 and any principal then outstanding was required to be repaid by July 1, 2010. All outstanding amounts were repaid July 25, 2005.

NOTE 8 - TRANSACTIONS WITH AFFILIATES

      Brandywine Construction & Management, Inc. ("Brandywine"), is an affiliate of the spouse of Betsy Z. Cohen, the Chairman and Chief Executive Officer of the Company. Brandywine provided real estate management services to ten and thirteen properties underlying the Company's real estate interests at June 30, 2005 and 2004, respectively. Management fees in the amount of $192,000 and $206,000 were paid to Brandywine for the three months ended June 30, 2005 and 2004, respectively, relating to these interests. Management fees in the amount of $426,000 and $442,000 were paid to Brandywine for the six months ended June 30, 2005 and 2004, respectively, relating to these interests. The Company believes that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties. The Company continues to use Brandywine to provide real estate management services to properties underlying the Company's investments.

      Betsy Z. Cohen has been the Chairman of the Board of The Bancorp Bank ("Bancorp"), a commercial bank, since November 2003 and a director of Bancorp Inc., a registered financial holding company for Bancorp, since September 2000 and the Chief Executive Officer of both Bancorp and Bancorp Inc. since September 2000. Daniel G. Cohen, Mrs. Cohen's son, (a) has been the Vice-Chairman of the Board of Bancorp since November 2003, was the Chairman of the Board of Bancorp from September 2000 to November 2003, was the Chief Executive Officer of Bancorp from July 2000 to September 2000 and has been Chairman of the Executive Committee of Bancorp since 1999 and (b) has been the Chairman of the Board of Bancorp Inc. and Chairman of the Executive Committee of Bancorp Inc. since 1999. The Company maintains most of its checking and demand deposit accounts at Bancorp. As of June 30, 2005, the Company had approximately $13.1 million on deposit, of which approximately $13.0 million is over the FDIC insurance limit. The Company pays a fee of $5,000 per month to Bancorp for information system technical support services. The Company paid $15,000 for these services for each of the three months ended June 30, 2005 and 2004. The Company paid $30,000 for these services for each of the six months ended June 30, 2005 and 2004.

      The Company subleases a portion of its downtown Philadelphia office space under an operating lease with Bancorp Inc. The Company's annual rental is an apportionment of the rental paid by Bancorp Inc. based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Bancorp Inc. was

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

approximately $83,000 and $62,000 for each of the three months ended June 30, 2005 and 2004, respectively. Rent paid to Bancorp Inc. was approximately $145,000 and $124,000 for the six months ended June 30, 2005 and 2004, respectively.

      The Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease with The Richardson Group, Inc. ("Richardson") whose Chairman is Jonathan Z. Cohen, the Vice-Chairman, a trustee and Secretary of the Company, and a son of the Chairman and Chief Executive Officer of the Company. The Senior Vice President and Chief Operating Officer of Richardson is the spouse of Ellen J. DiStefano, the Executive Vice President and Chief Financial Officer of the Company. The Company's annual rental was an apportionment of the rental paid by Richardson based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five year renewal options. Rent paid to Richardson was approximately $11,000 and 14,000 for the three months ended June 30, 2005 and 2004. Rent paid to Richardson was approximately $23,000 and $28,000 for the six months ended June 30, 2005 and 2004, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Letter of Credit

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

Guidance Line

      In June 2005, the Company entered into an agreement with a borrower to provide a line giving guidance over a two-year period as to financial and underwriting parameters with respect to a potential series of first mortgage bridge loans, up to a total of $150.0 million, with no loan in an amount greater than $50.0 million. The Company expects that the credit and market risk of the potential loans will not differ from that of the loans in the Company's current portfolio.

NOTE 10 - EARNINGS PER SHARE

      The Company's calculation of earnings per share for the three and six months ended June 30, 2005 and 2004 in accordance with SFAS No. 128 is as follows:

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                                    For the three months ended June 30, 2005  For the six months ended June 30, 2005
                                                    ----------------------------------------  --------------------------------------
                                                         Income        Shares      Per share    Income        Shares      Per share
                                                      (Numerator)   (Denominator)    Amount   (Numerator)  (Denominator)   Amount
                                                    --------------  -------------  ---------  -----------  -------------  ----------
Basic earnings per share:
Net income available to common shareholders         $   16,690,492   25,591,644    $   0.65   $33,060,672   25,587,366    $   1.29
Effect of dilutive securities:
  Options                                                       --      185,213          --            --      175,859        (.01)
  Phantom Shares                                                --        3,692          --            --        3,221          --
                                                    --------------   ----------    --------   -----------   ----------    --------
Net income available to common shareholders plus
   assumed conversions                              $   16,690,492   25,780,549    $   0.65   $33,060,672   25,766,446    $   1.28
                                                    ==============   ==========    ========   ===========   ==========    ========

                                                    For the three months ended June 30, 2004  For the six months ended June 30, 2004
                                                    ----------------------------------------  --------------------------------------
                                                        Income         Shares      Per share    Income        Shares      Per share
                                                      (Numerator)   (Denominator)    Amount   (Numerator)  (Denominator)    Amount
                                                    --------------  -------------  ---------  -----------  -------------  ----------
Basic earnings per share:
Net income available to common shareholders         $   14,473,185     23,328,323  $    0.62  $28,443,702    23,268,603   $    1.22
Effect of dilutive securities:
  Options                                                       --        165,170         --           --       180,213        (.01)
  Phantom Shares                                                --          1,829         --           --         1,276          --
                                                    --------------  -------------  ---------  -----------    ----------   ---------
Net income available to common shareholders plus
  assumed conversions                               $   14,473,185    23,495,322   $    0.62  $28,443,702    23,450,092   $    1.21
                                                    ==============  =============  =========  ===========    ==========   =========

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 11 - DIVIDENDS

Common Shares

      In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as depreciation), in certain circumstances the Company may generate operating cash flow in excess of its dividends or, alternatively, may be required to borrow to make sufficient dividend payments.

      On the declaration dates in the six months ended June 30, 2005 and 2004 set forth below, the Board of Trustees of the Company declared a cash dividend in an amount per Common Share and in the aggregate dividend amount set forth opposite such declaration date payable on the payment date to holders of Common Shares on the record date set forth opposite the relevant declaration date.

                                                                            Aggregate Dividend
Declaration Dates     Record Date     Payment Date    Dividend Per Share          Amount
-----------------    ------------    -------------    ------------------    ------------------
   6/15/05             6/28/05           7/15/05          $  0.61             $   15,614,197
   3/25/05              4/7/05           4/15/05          $  0.60             $   15,351,018
   6/10/04             6/21/04           7/15/04          $  0.60             $   13,932,458
   3/23/04              4/5/04           4/15/04          $  0.60             $   13,928,428

Series A Preferred Shares

      On the declaration dates in the six months ended June 30, 2005 and 2004 set forth below, the Board of Trustees of the Company declared a cash dividend on the Company's 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series A Preferred Shares") in the amount per share payable on the payment date to holders of Series A Preferred Shares on the record date in the aggregate dividend amount set forth opposite the relevant declaration date.

                                                                            Aggregate Dividend
Declaration Dates     Record Date     Payment Date    Dividend Per Share          Amount
-----------------    ------------    -------------    ------------------    ------------------
  5/18/05               6/1/05          6/30/05           $0.484375            $   1,336,875
  1/25/05               3/1/05          3/31/05           $0.484375            $   1,336,875
  4/27/04               6/1/04          6/30/04           $0.484375            $   1,336,875
  3/18/04              3/24/04          3/31/04           $  0.0625            $     150,000

Series B Preferred Shares

      On the declaration dates in the six months ended June 30, 2005 and 2004 set forth below, the Board of Trustees of the Company declared a cash dividend on the Company's 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series B Preferred Shares") in the amount of $0.5234375 per share payable on the payment date to holders of Series B Preferred Shares on the record date in the aggregate dividend amount set forth opposite the relevant declaration date.

                                                    Aggregate Dividend
Declaration Dates    Record Date    Payment Date          Amount
-----------------    -----------    ------------    ------------------
    5/18/05            6/1/05         6/30/05          $  1,182,080
    1/25/05            3/1/05         3/31/05          $  1,182,080

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
RAIT Investment Trust

      We have reviewed the accompanying consolidated balance sheet of RAIT Investment Trust and Subsidiaries as of June 30, 2005 and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

      We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
August 3, 2005

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

      The first six months of 2005 were characterized by continued growth in our total assets, revenues and net income. Our total assets grew 18.7% to $866.1 million at June 30, 2005, as compared to $729.5 million of total assets at December 31, 2004. Revenues grew 32.0% and 29.2% to $31.0 million and $59.7 million in the three months and six months ended June 30, 2005, as compared to $23.5 million and $46.2 million for the three months and six months ended June 30, 2004. Our net income available to common shareholders increased 15.3% and 16.2% to $16.7 million and $33.1 million for the three and six months ended June 30, 2005 as compared to $14.5 million and $28.4 million for the three and six months ended June 30, 2004.

      The principal reasons for this growth were:

- Increased origination capability - We have continued our expansion of programs intended to increase our origination sources. These programs accounted for 67% of our new investments in the three months ended June 30, 2005.

- Increased mezzanine and bridge loans - In the first six months of 2005, we continued to grow our core business of making mezzanine and bridge loans. In this period, we originated or purchased $227.7 million in the aggregate of mezzanine and bridge loans in geographic areas in which we had previously invested.

- Increased use of leverage - During the first six months of 2005, we leveraged our common equity base by investing the $121.0 million aggregate proceeds of our two offerings in 2004 of preferred shares and $121.9 million of additional borrowings from our lines of credit and senior indebtedness relating to loans.

      The current relatively low interest rate environment compared to historical interest rates has had only a limited impact upon our ability to originate investments within our investment parameters, including our targeted rates of return. We attribute this to our ability to offer structured financing that accommodates senior financing sources, to respond quickly to a borrower's request and to tailor our financing packages to a borrower's needs. As a result, we believe that we do not compete for a borrower's business on interest rates alone. In addition, we are responding to the possibility of rising interest rates by making variable rate loans in certain circumstances and evaluating ways to potentially reduce the interest rates on amounts we borrow under lines of credit while increasing availability.

LIQUIDITY AND CAPITAL RESOURCES

      The principal sources of our liquidity and capital resources from our commencement in January 1998 through June 30, 2005 have been our public offerings of common shares, 7.75% Series A cumulative redeemable preferred shares and 8.375% Series B cumulative redeemable preferred shares. After offering costs and underwriting discount and commissions, these offerings have allowed us to obtain net offering proceeds of $532.0 million.

      We issued 2,760,000 Series A preferred shares in March and April 2004 for net proceeds of $66.6 million. Our Series A preferred shares accrue cumulative cash dividends at a rate of $1.9375 per year per share. Dividends are payable quarterly in arrears on the last calendar day of each March, June, September and December or, if not a business day, the next succeeding business day. The Series A preferred shares have no maturity date and we are not required to redeem the Series A preferred shares at any time. We may not redeem the Series A preferred shares before March 19, 2009, except in limited circumstances relating to the ownership restrictions necessary to preserve our tax qualification as a real estate investment trust. On or after March 19, 2009, we may, at our option, redeem the Series A preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For the both the three months ended June 30, 2005 and 2004, we paid dividends on our Series A preferred shares of $1.3 and for the six months ended June 30, 2005 and 2004, we paid dividends on our Series A preferred shares of $2.7 million and $1.5 million, respectively.

      We issued 2,258,300 Series B preferred shares in October and November 2004 for net proceeds of $54.4 million. Our Series B preferred shares accrue cumulative cash dividends at a rate of $2.09375 per year per share. Dividends are payable quarterly in arrears on the last calendar day of each March, June, September and December or, if not a business day, the next succeeding business day. The Series B preferred shares have no maturity date and we are not required to redeem the Series B preferred shares at any time. We may not redeem the Series B preferred shares before October 5, 2009, except in limited circumstances relating to the ownership restrictions necessary to preserve our tax qualification as a real estate investment trust. On or after October 5, 2009, we may, at our option, redeem the Series B preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For the three and six months ended June 30, 2005, we paid dividends on our Series B preferred shares of $1.2 million and $2.4 million, respectively compared to no payments in the same periods in 2004. Our Series A preferred shares and Series B preferred shares rank on a parity with respect to dividend rights, redemption rights and distributions upon liquidation.

      In March 2003, we filed a shelf registration statement to allow us to sell any combination of our common or preferred shares, warrants for our preferred or common shares or one or more series of debt securities up to a total amount of $300.0 million, of which $66.5 million remains available.

      We also maintain liquidity through our lines of credit, two of which each have $30.0 million of maximum possible borrowings, another two of which each have $25.0 million of maximum possible borrowings and a fifth has $10.0 million of maximum possible borrowings. The aggregate maximum possible borrowing under our lines of credit was $120.0 million as of June 30, 2005.

      At June 30, 2005, we had no availability under the first of our two $30.0 million lines of credit. This line of credit bears interest, at our election, at either (a) the 30-day London interbank offered rate, or LIBOR, plus 2.5% or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at our election. The minimum interest rate is 4.0%. As of June 30, 2005 the interest rate was 5.81875%. Absent any renewal, the line of credit will terminate in October 2006 and any principal then outstanding must be repaid by October 2007. The lender has the right to declare any advance due and payable in full two years after the date of the advance.

      At June 30, 2005, we had $30.0 million of availability under the second of our $30.0 million lines of credit. This line of credit bears interest at the prime rate as published in the "Money Rates" section of The Wall Street Journal. As of June 30, 2005 the interest rate was 6.25%. This line of credit has a current term running through April 2006 with annual one-year extension options at the lender's option and an 11-month non-renewal notice requirement. Approximately $58,000 of availability under this line of credit is reserved in the event we are required to make any payments under a letter of credit described in note 9 of our consolidated financial statements.

      At June 30, 2005, we had $5.5 million of availability under the first of our two $25.0 million lines of credit. This line of credit bears interest, at our election, at either (a) one, two or three month LIBOR plus 2.25% or (b) a daily base rate equal to the higher of (i) the bank's announced prime rate or
(ii) the federal funds rate, as published by the Federal Reserve Bank of New York, plus 1%. As of June 30, 2005 the interest rate was 5.56875%. Absent any renewal, this line of credit will terminate in February 2006 and any principal then outstanding must be repaid at that time.

      At June 30, 2005, we had $2.6 million of availability under the second of our $25.0 million lines of credit. This line of credit bears interest at the 30-day LIBOR plus 2.25%. As of June 30, 2005 the interest rate was 5.56875%. Absent any renewal, the line of credit will terminate in December 2005 and any principal then outstanding must be repaid by December 2006. If the lender does not provide notice, at least 30 days prior to the termination date, that the termination date will not be extended, the termination date will be automatically extended for an additional year.

      At June 30, 2005, we had $7.5 million of availability under our $10.0 million line of credit. This line of credit bears interest, at our election, at either (a) three month LIBOR plus 3.0% or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at our election. As of June 30, 2005 the interest rate was 6.31875%. The line terminated July 1, 2005 and any principal then outstanding was required to be repaid by July 1, 2010. All outstanding amounts were repaid July 25, 2005.

      Our other sources of liquidity and capital resources include principal payments on, refinancings of, and sales of senior participations in loans in our portfolio as well as refinancings and the proceeds of sales and other dispositions of our interests in real estate. These resources aggregated $160.0 million and $35.0 million for the three months ended June 30, 2005 and 2004, respectively and $215.3 million and $88.5 million for the six months ended June 30, 2005 and 2004, respectively.

      We also receive funds from a combination of interest and fees on our loans, rents and income from our real estate interests and consulting fees. As required by the Internal Revenue Code, we use this income, to the extent of not less than 90% of our taxable income, to pay distributions to our shareholders. The aggregate dividend declared for the three months ended June 30, 2005 and 2004 (paid on July 15, 2005 and 2004, respectively) was $15.6 million and $13.9 million, respectively, of which $15.5 million and $13.8 million, respectively, was in cash and $87,000 and $85,000, respectively, was in additional common shares issued through our dividend reinvestment plan. The aggregate dividends declared on our common shares for the six months ended June 30, 2005 and 2004 were $31.0 million and $27.9 million, respectively, of which $30.8 million and $27.7 million, respectively, was in cash and $165,000 and $170,000, respectively, was in additional common shares issued through our dividend reinvestment plan. We paid $2.5 million of dividends, in the aggregate, on our Series A and Series B preferred shares for the three months ended June 30, 2005 and we paid $1.3 million of dividends on our Series A preferred shares and $0 of dividends on our Series B preferred shares for the three months ended June 30, 2004. We also paid $5.0 million of dividends, in the aggregate, on our Series A and Series B preferred shares for the six months ended June 30, 2005 and we paid $1.5 million of dividends on our Series A preferred shares and $0 of dividends on our Series B preferred shares for the six months ended June 30, 2004.

      We use our capital resources principally for originating and purchasing loans and acquiring real estate interests. For the three months ended June 30, 2005, we originated or purchased ten loans in the aggregate amount of $119.3 million, as compared to ten loans in the aggregate amount of $78.2 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, we originated or purchased 19 loans in the aggregate amount of $227.7 million, as compared to 18 loans in the aggregate amount of $158.4 million for the six months ended June 30, 2004. For both the three and six months ended June 30, 2005, we invested in two unconsolidated interests in real estate totaling $8.0 million as compared to investing in one unconsolidated interest in real estate of $5.7 million and two unconsolidated interests in real estate totaling $12.0 million for the three and six months ended June 30, 2004, respectively. For the three and six months ended June 30, 2005, we invested $3.2 million and $3.3 million in consolidated interests in real estate, respectively, as compared to no investments in consolidated interests in real estate for the three and six months ended June 30, 2004.

      At June 30, 2005, we had approximately $19.7 million of cash on hand. These funds combined with $38.3 million of loan repayments we received from July 1, 2005 through August 3, 2005 and $24.1 million of availability under our secured lines of credit provided for $47.8 million of loan originations and $9.3 million of repayments of senior debt relating to loans from July 1, 2005 to August 3, 2005, as well as payment of our second quarter dividends on our common shares.

      We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity and capital needs. We are evaluating ways to potentially reduce the interest rates on amounts we borrow under our lines of credit while increasing availability. Currently and in the course of our business normally, we negotiate with existing and potential lenders with respect to credit lines, both secured and unsecured and short and longer in term. We do not currently experience material difficulties in maintaining and accessing these resources. However, we could encounter difficulties in the future, depending upon the development of conditions in the credit markets and the other risks and uncertainties described in our filings with the Securities and Exchange Commission, including those described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

      The following schedule summarizes our currently anticipated contractual obligations and commercial commitments as of June 30, 2005:

                                                                              PAYMENTS DUE BY PERIOD
                                                      ----------------------------------------------------------------------
                                                        LESS THAN   ONE TO THREE   MORE THAN THREE   MORE THAN
               CONTRACTUAL OBLIGATIONS                  ONE YEAR        YEARS       TO FIVE YEARS   FIVE YEARS     TOTAL
---------------------------------------------------   ------------  -------------  ---------------  ----------  ------------
Operating leases...................................   $    287,613  $     579,255  $       578,606  $   67,698  $  1,512,872
Secured lines of credit............................             --     71,924,447               --   2,500,000    74,424,447
Indebtedness secured by real estate(1).............     20,080,003    130,575,133       53,497,336   6,456,333   210,608,805
Deferred compensation(2)...........................      1,379,408             --               --          --     1,379,408
                                                      ------------  -------------  ---------------  ----------  ------------
Total..............................................   $ 21,747,024  $ 203,078,835  $    54,075,942  $9,023,731  $287,925,532
                                                      ============  =============  ===============  ==========  ============

-------------

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

      Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of our critical accounting policies. During the six months ended June 30, 2005, there were no material changes to these policies, except for the update described below.

      Reserve for Loan Losses. We have a reserve for loan losses of $226,000 at June 30, 2005. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with our policy, we determined that this reserve was adequate as of June 30, 2005 based upon our credit analysis of each of the loans in our portfolio. If that analysis were to change, we may be required to increase our reserve, and such an increase, depending upon the particular circumstances, could be substantial. Any increase in reserves will constitute a charge against income. We will continue to analyze the adequacy of this reserve on a quarterly basis. During the six months ended June 30, 2005, the loans in our portfolio performed in accordance with their terms and were current as to required payments.

RESULTS OF OPERATIONS

      Interest Income. Interest income is comprised primarily of interest accrued on our loans. In addition, certain of our loans have expected future cash flows in excess of the scheduled, contractual interest and principal payments reflected in the loan documents. We recognize this excess, or "accretable yield" over the remaining life of the loan, such that the return yielded by the loan remains at a constant level for its remaining life. Our interest income was $19.0 million for the three months ended June 30, 2005 compared to $15.1 million for the three months ended June 30, 2004. The $3.9 million increase was primarily due to the following:

   - an additional $8.9 million of interest income accruing on 50 loans totaling $454.6 million originated between April 1, 2004 and June 30, 2005, partially offset by a $4.8 million reduction of interest income due to the repayment of 24 loans totaling $178.7 million during the same period,

   - an increase of $2.7 million in accretable yield included in our interest income from the three months ended June 30, 2004 to the same period in 2005,

   - a decrease of $3.0 million of accretable yield due to the consolidation of a property underlying one of our loans in accordance with FIN 46, as we describe in note 1-- "Basis of Presentation -- Variable Interest Entities" of our consolidated financial statements.

      Our interest income was $38.0 million for the six months ended June 30, 2005 compared to $28.5 million for the six months ended June 30, 2004. The $9.5 million increase was primarily due to the following:

   - an additional $18.5 million of interest income accruing on 71 loans totaling $515.5 million originated between January 1, 2004 and June 30, 2005, partially offset by a $9.1 million reduction of interest income due to the repayment of 27 loans totaling $222.4 million during the same period,

   - an increase of $5.9 million in accretable yield included in our interest income from the six months ended June 30, 2004 to the same period in 2005,

   - a decrease of $5.8 million in accretable yield due to the consolidation of a property underlying one of our loans in accordance with FIN 46, as we describe in note 1-- "Basis of Presentation -- Variable Interest Entities" of our consolidated financial statements.

      Rental Income. We received rental income of $7.4 and $14.9 million for the three and six months ended June 30, 2005 compared to $6.6 and $12.7 million for the three and six months ended June 30, 2004, respectively. The increases in rental income from the three and six months ended June 30, 2004 to the comparable periods in 2005 were primarily due to the consolidation of one consolidated real estate interest in August 2004, partially offset by the disposition of one consolidated real estate interest in June 2004. The acquisition that we recorded in August 2004 related to a loan we acquired in June 2003, which was scheduled to mature in September 2004. Shortly before the loan's maturity, we restructured our investment and determined that we were the primary beneficiary of the variable interest entity that owned the property. Accordingly, at that time we began consolidating the financial statements of this variable interest entity. For a further description of this investment, see note 1 -- "Basis of Presentation -- Variable Interest Entities" of our consolidated financial statements.

      Fee Income and Other. Revenues generated by our wholly owned subsidiary, RAIT Capital Corp d/b/a Pinnacle Capital Group, are generally reported in this income category. Pinnacle provides, or arranges for another lender to provide, first-lien conduit loans to our borrowers. This service often assists us in offering the borrower a complete financing package, including our mezzanine or bridge financing. Where we have made a bridge loan to a borrower, we may be able to assist our borrower in refinancing our bridge loan, for which we will earn related fee income through Pinnacle. We also include financial consulting fees in this income category. Financial consulting fees are generally negotiated on a transaction by transaction basis and, as a result, the sources of such fees for any particular period are not generally indicative of future sources and amounts. We earned fee and other income of $2.1 million for the three months ended June 30, 2005 which was primarily comprised of $1.5 million of revenue generated by Pinnacle and $500,000 of financial consulting fees. We earned fee and other income of $579,000 for the three months ended June 30, 2004 which was primarily comprised of $413,000 of revenue generated by Pinnacle. We earned fee and other income of $3.0 million for the six months ended June 30, 2005, which was primarily comprised of $2.4 million of revenue generated by Pinnacle and $500,000 of financial consulting fees. We earned fee and other income of $3.1 million for the six months ended June 30, 2004, which was primarily comprised of $1.3 million of revenues generated by Pinnacle and $1.4 million of financial consulting fees.

      Investment Income. We derived our investment income from three primary sources:

         -  return on unconsolidated real estate interests,

         - appreciation interests in the cash flow, assets or both, underlying our loans, and

         - interest earned on cash held in bank accounts. Most of this investment income was generated from our bank accounts with The Bancorp Bank. See note 8 of our consolidated financial statements.

      We received investment income of $2.5 million for the three months ended June 30, 2005 of which $1.7 million was generated by eight unconsolidated investments in real estate totaling $47.2 million and $600,000 was generated by a participation interest that was realized upon the repayment of one of our mezzanine loans. Our investment income for the three months ended June 30, 2004 was $1.1 million of which $1.0 million was generated by six unconsolidated investments in real estate totaling $27.5 million. Cash held in bank accounts generated investment income of $136,000 for the three months ended June 30, 2005 compared to $134,000 for the three months ended June 30, 2004.

      We received investment income of $3.8 million for the six months ended June 30, 2005 of which $2.9 million was generated by eight unconsolidated investments in real estate totaling $47.2 million and $600,000 was generated by a participation interest that was realized upon the repayment of one of our mezzanine loans. Our investment income for the six months ended June 30, 2004 was $2.0 million of which $1.7 million was generated by seven unconsolidated investments in real estate totaling $28.1 million. Cash held in bank accounts generated investment income of $223,000 for the six months ended June 30, 2005 compared to $234,000 for the six months ended June 30, 2004.

      Gain On Sale of Real Estate Interest. In June 2004 we recognized $ 2.4 million relating to our appreciation interest in one of our investments. Because we had a controlling interest in the entity that owned the real estate, we accounted for our equity interest on a consolidated basis. Accordingly, when our appreciation interest was realized (with the economic intent of generating additional interest income), under generally accepted accounting principles in the United States, we recognized income as gain on sale of real estate interest. As of June 30, 2004 we had restructured this investment into a mezzanine loan, and thereafter have not accounted for it on a consolidated basis.

      Interest Expense. Interest expense consists of interest payments made on senior indebtedness relating to loans, long term debt secured by real estate owned and interest payments made on our lines of credit. Interest expense was $4.3 million for the three months ended June 30, 2005 as compared to $2.6 million for the three months ended June 30, 2004. The $1.7 million increase in interest expense from the three months ended June 30, 2004 to the same period in 2005 was attributable to a $2.0 million increase in interest expense resulting from the establishment and utilization of $153.1 million in additional availability on new and existing lines of credit and senior indebtedness relating to loans, partially offset by a $220,000 reduction of interest expense on long term debt secured by real estate owned, due to the disposition of a consolidated real estate interest in June 2004.

      Interest expense was $7.0 million for the six months ended June 30, 2005 as compared to $5.1 million for the six months ended June 30, 2004. The $1.9 million increase from the six months ended June 30, 2004 to the same period in 2005 was attributable to a $2.4 million increase in interest expense resulting from the establishment and utilization of $143.1 million in additional availability on new and existing lines of credit and senior indebtedness relating to loans partially offset by a $444,000 reduction of interest expense on long term debt secured by real estate owned, due to the disposition of a consolidated real estate interest in June 2004. We anticipate our interest expense will increase as we increase our use of leverage to enhance our return on our investments.

      Property Operating Expenses; Depreciation and Amortization. Property operating expenses were $3.9 million and $7.8 million for the three and six months ended June 30, 2005, respectively, compared to $3.4 million and $6.4 million for the three and six months ended June 30, 2004, respectively. Depreciation and amortization was $1.1 million and $2.1 million for the three and six months ended June 30, 2005, respectively, as compared to $915,000 and $1.9 million for the three and six months ended June 30, 2004, respectively. The increases in property operating expenses and depreciation and amortization from the three and six months ended June 30, 2004 to the corresponding periods in 2005 were due to the net effect of the acquisition of one consolidated real estate interest partially offset by the disposition of one consolidated real estate interest during 2004 as discussed in "Rental Income" above.

      Included in property operating expenses are management fees paid to Brandywine Construction & Management, Inc., an affiliate of the spouse of our chairman and chief executive officer, for providing real estate management services for the real estate underlying four of our interests in real estate during both the three and six months ended June 30, 2005, and for the real estate underlying five of our interests in real estate during both the three and six months ended June 30, 2004. Fees paid to Brandywine for their services totaled $115,000 and $270,000 for the three and six months ended June 30, 2005, respectively, and for the three and six months ended June 30, 2004, fees paid to Brandywine were $96,000 and $246,000, respectively. In addition, at June 30, 2005 and 2004, Brandywine provided management services for real estate underlying six and eight, respectively, of our investments in real estate whose operations are not included in our consolidated financial statements. We anticipate that we will continue to use Brandywine to provide real estate management services.

      Salaries and Related Benefits; General and Administrative Expense. Salaries and related benefits were $1.2 million and $2.5 million for the three and six months ended June 30, 2005, respectively, as compared to $1.4 million and $2.5 million for the three and six months ended June 30, 2004, respectively. The decrease in salaries and related benefits from the three months ended June 30, 2004 to the corresponding period in 2005 was primarily due to earn-out payments made in the second quarter of 2004 to the officers of Pinnacle, relating to a three-year, revenue-based, incentive plan that was established when we acquired Pinnacle in August 2000.

      General and administrative expenses were $1.3 million and $2.1 million for the three and six months ended June 30, 2005, respectively, as compared to $1.8 million and $2.7 million for the three and six months ended June 30, 2004, respectively. The decrease in general and administrative expenses from the three and six months ended June 30, 2004 to the corresponding periods in 2005 was primarily due to approximately $630,000 of non-recurring business development expenses recognized in the second quarter of 2004.

      Despite the decreases in salaries and related benefits and general and administrative expenses from 2004 to 2005, we anticipate that these expenses will increase from the current levels primarily due to increased costs relating to directors and officers insurance and regulatory compliance costs.

      Included in general and administrative expense is rental expense relating to our downtown Philadelphia office space. We sublease these offices pursuant to two operating leases that provide for annual rentals based upon the amount of square footage we occupy. The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with The Bancorp, Inc. We paid rent to Bancorp in the amount of $83,000 and $62,000 for the three months ended June 30, 2005 and 2004, respectively, and $145,000 and $124,000 for the six months ended June 30, 2005 and 2004, respectively. The other sublease is with The Richardson Group, Inc. We paid rent to Richardson in the amount of $11,000 and $14,000 for the three months ended June 30, 2005 and 2004, respectively and $23,000 and $28,000 for the six months ended June 30, 2005 and 2004, respectively. Also included in general and administrative expenses is $15,000 and $30,000 paid in the three and six months ended June 30, 2005, respectively to Bancorp for technical support services provided to us. The same amounts were paid to Bancorp for these services for the three and six months ended June 30, 2004. Our relationships with Bancorp and Richardson are described in note 8 of our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

      There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Our disclosure relating to legal proceedings is contained in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

                              ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------------------------------------------------
                      (a) TOTAL                    (c) TOTAL NUMBER OF      (d) MAXIMUM
                      NUMBER OF                    SHARES PURCHASED AS   NUMBER OF SHARES
                      SHARES (OR    (b) AVERAGE     PART OF PUBLICLY      THAT MAY YET BE
                        UNITS)     PRICE PAID PER  ANNOUNCED PLANS OR   PURCHASED UNDER THE
      PERIOD          PURCHASED   SHARE (OR UNIT)       PROGRAMS         PLANS OR PROGRAMS
--------------------  ----------  ---------------  -------------------  -------------------
4/1/2005 - 4/30/2005      -              -                  -                    -
5/1/2005 - 5/31/2005      -                                 -                    -
6/1/2005 - 6/30/2005   3,288(1)        $30.41               -                    -
Total                  3,288           $30.41               -                    -

-----------
(1) These shares were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by an employee to us as payment for an option exercise.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At our Annual Meeting of Shareholders held on May 18, 2005, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 8, 2005, the voting results were as follows:

(a) Each of the following nominees was elected to the Board of Trustees as follows:

                                VOTES     VOTES
                   VOTES FOR   WITHHELD  ABSTAINED  UNVOTED
                   ----------  --------  ---------  -------
Betsy Z. Cohen     24,153,025   392,249      0        0
Edward S. Brown    24,378,507   166,766      0        0
Jonathan Z. Cohen  24,416,335   128,939      0        0
S. Kristin Kim     24,420,023   125,250      0        0
Arthur Makadon     24,301,320   243,953      0        0
Joel R. Mesznik    24,374,780   170,494      0        0
Daniel Promislo    24,359,502   185,772      0        0

(b) The proposal to approve an amendment and restatement of the RAIT Investment Trust 1997 Stock Option Plan was approved as follows:

              VOTES      VOTES
 VOTES FOR   AGAINST   ABSTAINED   UNVOTED
----------  ---------  ---------  ---------
10,128,113  5,202,223   144,552   9,070,384

(c) The proposal to approve the selection of Grant Thornton LLP as our independent public accountants for the fiscal year ending December 31, 2005 was approved as follows:

              VOTES      VOTES
 VOTES FOR   AGAINST   ABSTAINED  UNVOTED
----------  ---------  ---------  -------
24,303,710   167,154    74,407       0

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

                               RAIT INVESTMENT TRUST
                               (Registrant)

August 3, 2005                 /s/ Ellen J. DiStefano
                               -------------------------------------------------
DATE                           Ellen J. DiStefano
                               Chief Financial Officer
                               (On behalf of the registrant and as its principal
                               financial officer)

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

3.3(1)      Articles of Incorporation of RAIT General, Inc.

3.4(1)      By-laws of RAIT General, Inc.

3.5(1)      Articles of Incorporation of RAIT Limited, Inc.

3.6(1)      By-laws of RAIT Limited, Inc.

3.7(1)      Certificate of Limited Partnership of RAIT Partnership, L. P.

3.8(1)      Limited Partnership Agreement of RAIT Partnership, L. P.

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

31.1        Rule 13a-14(a) Certification by the Chief Executive Office of RAIT
            Investment Trust.

31.2        Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT
            Investment Trust.

32.1        Section 1350 Certification by the Chief Executive Officer of RAIT
            Investment Trust.

32.2        Section 1350 Certification by the Chief Financial Officer of RAIT
            Investment Trust.

---------------
(1) Incorporated herein by reference to RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-35077), as amended.

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