Form 10-Q
period 2005-09-30
RAIT INVESTMENT TRUST
filed 2005-11-03
CIK 1045425

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of November 1, 2005, 27,893,328 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

================================================================================

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS............................................     3
   Consolidated Balance Sheets at September 30, 2005 (unaudited) and
   December 31, 2004.....................................................     3
   Consolidated Statements of Income (unaudited) for the three and nine
   months ended September 30, 2005 and 2004..............................     4
   Consolidated Statements of Cash Flows (unaudited) for the nine
   months ended September 30, 2005 and 2004..............................     5
   Notes to Consolidated Financial Statements - September 30, 2005
   (unaudited)...........................................................     6
   Report of Independent Registered Public Accounting Firm...............    20
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.......................................    21
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......    28
ITEM 4.  CONTROLS AND PROCEDURES.........................................    28

PART II. OTHER INFORMATION...............................................    29
ITEM 1.  LEGAL PROCEEDINGS...............................................    29
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....    29
ITEM 6.  EXHIBITS........................................................    29
SIGNATURES...............................................................    30
EXHIBIT INDEX............................................................    31

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,
                                                                          2005       DECEMBER 31,
                                                                      (UNAUDITED)        2004
                                                                     -------------   ------------
ASSETS
Cash and cash equivalents                                            $ 12,456,104    $ 13,331,373
Restricted cash                                                        20,793,261      22,947,888
Tenant escrows                                                            165,470         211,905
Accrued interest receivable                                            15,161,250       9,728,674
Real estate loans, net                                                647,276,808     491,281,473
Unconsolidated real estate interests                                   41,968,503      44,016,457
Consolidated real estate interests                                    137,971,468     136,487,247
Furniture, fixtures and equipment, net                                    576,935         639,582
Prepaid expenses and other assets                                      12,857,123       9,966,722
Goodwill                                                                  887,143         887,143
                                                                     ------------    ------------
   Total assets                                                      $890,114,065    $729,498,464
                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities                             $  4,105,821    $  4,410,101
Accrued interest payable                                                  574,487         480,168
Tenant security deposits                                                  335,025         364,508
Borrowers' escrows                                                     17,014,023      18,326,863
Dividends payable                                                      15,620,342              --
Senior indebtedness relating to loans                                 155,866,678      51,305,120
Long-term debt secured by consolidated real estate interests           62,629,445      63,424,199
Secured lines of credit                                                25,524,447      49,000,000
                                                                     ------------    ------------
   Total liabilities                                                 $281,670,268    $187,310,959
Minority interest                                                         458,988         477,564
Shareholders' equity:
Preferred shares, $.01 par value; 25,000,000 shares authorized;
   7.75% Series A cumulative redeemable preferred shares,
   liquidation preference $25.00 per share; 2,760,000 shares
   issued and outstanding                                                 27,600          27,600
   8.375% Series B cumulative redeemable preferred shares,
   liquidation preference $25.00 per share; 2,258,300 shares
   issued and outstanding                                                 22,583          22,583
Common shares, $.01 par value; 200,000,000 shares authorized;
   27,887,818 shares and 25,579,948 shares, respectively, issued
   and outstanding                                                        278,878         255,799
Additional paid-in-capital                                            602,942,373     540,627,203
Retained earnings                                                       5,201,868       1,900,274
Loans for stock options exercised                                        (265,963)       (506,302)
Deferred compensation                                                    (222,530)       (617,216)
                                                                     ------------    ------------
   Total shareholders' equity                                         607,984,809     541,709,941
                                                                     ------------    ------------
   Total liabilities and shareholders' equity                        $890,114,065    $729,498,464
                                                                     ============    ============

        The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER  30,
                                                          --------------------------   -------------------------
                                                               2005          2004          2005          2004
                                                           -----------   -----------   -----------   -----------
REVENUES
Interest income                                            $20,863,923   $15,064,880   $59,474,075   $43,524,748
Rental income                                                8,344,090     7,426,344    23,244,167    20,134,696
Fee income and other                                           991,335     2,157,903     3,988,443     5,224,530
Investment income                                            1,316,041       740,616     4,496,449     2,696,003
                                                           -----------   -----------   -----------   -----------
Total revenues                                              31,515,389    25,389,743    91,203,134    71,579,977
                                                           -----------   -----------   -----------   -----------
COSTS AND EXPENSES
Interest                                                     4,702,584     2,266,206    11,713,554     7,325,645
Property operating expenses                                  3,986,784     3,562,837    11,823,259    10,012,557
Salaries and related benefits                                1,369,636       927,537     3,864,191     3,473,951
General and administrative                                     923,192       736,301     3,043,032     3,463,995
Depreciation and amortization                                1,180,548       853,628     3,292,618     2,714,428
                                                           -----------   -----------   -----------   -----------
Total costs and expenses                                    12,162,744     8,346,509    33,736,654    26,990,576
                                                           -----------   -----------   -----------   -----------
Net income before minority interest                        $19,352,645   $17,043,234   $57,466,480   $44,589,401
Minority interest                                               (7,209)          554       (22,464)      (17,674)
                                                           -----------   -----------   -----------   -----------
Net income before gain on sale of real estate interests     19,345,436    17,043,788    57,444,016    44,571,727
Gain on sale of real estate interests                               --            --            --     2,402,639
Gain on involuntary conversion                                      --       500,000            --       500,000
                                                           -----------   -----------   -----------   -----------
Net income                                                 $19,345,436   $17,543,788   $57,444,016   $47,474,366
                                                           -----------   -----------   -----------   -----------
Dividends attributed to preferred shares                     2,518,955     1,336,875     7,556,865     2,823,750
                                                           -----------   -----------   -----------   -----------
Net income available to common shareholders                $16,826,481   $16,206,913   $49,887,151   $44,650,616
                                                           ===========   ===========   ===========   -----------
Net income per common share basic                          $      0.65   $      0.64   $      1.94   $      1.86
                                                           ===========   ===========   ===========   ===========
Net income per common share diluted                        $      0.65   $      0.63   $      1.93   $      1.84
                                                           ===========   ===========   ===========   ===========

        The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    -----------------------------
                                                                         2005            2004
                                                                    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $  57,444,016   $  47,474,366
Adjustments to reconcile net income to net cash
   provided by operating activities:
Minority interest                                                          22,464          17,674
Gain on sale of consolidated real estate interest                              --      (2,402,639)
Gain on involuntary conversion                                                 --        (500,000)
Depreciation and amortization                                           3,292,618       2,714,428
Accretion of loan discounts                                           (10,925,181)     (7,009,863)
Amortization of debt costs                                                499,442         439,626
Deferred compensation                                                     394,686         218,394
Employee bonus shares                                                      21,895              --
Decrease (increase) in tenant escrows                                      46,435          (6,391)
Increase in accrued interest receivable                                (7,261,623)     (5,221,288)
(Increase) decrease in prepaid expenses and other assets               (3,634,076)      6,576,001
(Decrease) increase in accounts payable and accrued liabilities          (304,280)      1,374,064
Increase (decrease) in accrued interest payable                            94,319        (111,372)
Increase in tenant security deposits                                      (29,483)       (122,835)
Decrease (increase) in borrowers' escrows                                 841,787      (5,511,691)
                                                                    -------------   -------------
Net cash provided by operating activities                              40,503,019      37,928,474
                                                                    -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture, fixtures and equipment                             (41,522)       (147,291)
Real estate loans purchased                                           (12,250,000)             --
Real estate loans originated                                         (331,673,835)   (303,109,905)
Principal repayments from real estate loans                           200,710,930     158,447,389
Release (collection) of escrows held to fund expenditures
   for consolidated real estate interests                                  45,041        (383,000)
Investment in consolidated real estate interests                       (4,501,681)     (1,418,709)
Distributions paid by consolidated real estate interests                  (41,040)        (51,660)
Investment in unconsolidated real estate interests                     (8,005,705)    (12,585,756)
Proceeds from disposition of unconsolidated real estate interests      10,053,660      14,562,497
Proceeds from disposition of consolidated real estate interests                --         750,000
Proceeds from involuntary conversion                                           --         500,000
                                                                    -------------   -------------
Net cash used in investing activities                                (145,704,152)   (143,436,435)
                                                                    -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on senior indebtedness                            (6,938,442)    (16,026,972)
Principal repayments on long-term debt                                   (794,754)       (799,621)
Proceeds of senior indebtedness                                       111,500,000      13,000,000
(Repayments) advances on secured lines of credit                      (23,475,553)     17,596,240
Issuance of preferred shares, net                                              --      66,529,847
Payment of preferred dividends                                         (7,556,865)     (2,823,750)
Issuance of common shares, net                                         62,151,066      53,604,915
Payment of common dividends                                           (30,799,927)    (27,860,885)
Principal payments on loans for stock options exercised                   240,339         267,731
                                                                    -------------   -------------
Net cash provided by financing activities                             104,325,864     103,487,505
                                                                    -------------   -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (875,269)     (2,020,456)
                                                                    -------------   -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         13,331,373      14,758,876
                                                                    -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  12,456,104   $  12,738,420
                                                                    =============   =============

        The accompanying notes are an integral part of these consolidated financial statements

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly RAIT Investment Trust's (the "Company") consolidated financial position at September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to the consolidated financial statements as of and for the three and nine months ended September 30, 2004 to conform to the presentation for the three and nine months ended September 30, 2005.

STOCK BASED COMPENSATION

     At September 30, 2005, the Company accounts for its stock option grants under the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for stock options and similar instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

     At September 30, 2005, the Company had a stock-based compensation plan. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, and related interpretations. Stock-based compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure only provisions of both SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." Pursuant to the requirements of SFAS No. 148, the following are the pro forma net income amounts for the three and nine months ended September 30, 2005 and 2004, as if the compensation cost for the options had been determined based on the fair value at the grant date:

                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------------   ---------------------------------------
                                                          2005          2004                        2005          2004
                                                      -----------   -----------                 -----------   -----------
Net income available to common
   shareholders as reported.................          $16,826,000   $16,207,000                 $49,887,000   $44,651,000
Less: stock based compensation
   determined under fair value based
   method for all awards....................               (7,000)      (14,000)                    (21,000)      (40,000)
                                                      -----------   -----------                 -----------   -----------
Pro forma net income........................          $16,819,000   $16,193,000                 $49,866,000   $44,611,000
Net income per share-basic, as reported.....          $      0.65   $      0.64                 $      1.94   $      1.86
Net income per share-basic, pro forma.......          $      0.65   $      0.63                 $      1.94   $      1.86
Net income per share-diluted, as reported...          $      0.65   $      0.63                 $      1.93   $      1.84
Net income per share-diluted, pro forma.....          $      0.65   $      0.63                 $      1.93   $      1.84

     The Company did not grant options to purchase common shares of beneficial interest (the "Common Shares") of the Company during both the three and nine months ended September 30, 2005. The Company granted options to purchase 0 and 18,250 Common Shares during the three and nine months ended September 30, 2004. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants during 2004: dividend yield of 8.3%; expected volatility of 19%; risk-free interest rate of 4.0% and expected life of
8.8 years.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "(Revised 2004) -- Share-Based Payment" ("SFAS No. 123R"). SFAS 123R replaces SFAS No. 123. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. The Company is allowed to implement SFAS No. 123R in the first quarter of its 2006 fiscal year. The Company does not believe that the adoption of SFAS No. 123R will have a material effect on its consolidated financial statements.

     At September 30, 2005, the Company had a phantom share plan pursuant to which 4,136 phantom shares were outstanding. The Company granted 0 and 1,392 phantom shares during the three and nine months ended September 30, 2005, respectively. The Company granted 0 and 1,829 phantom shares during the three and nine months ended September 30, 2004, respectively. During the three months ended September 30, 2005 and 2004, the Company recognized $17,600 and $12,500, respectively, in compensation expenses relating to phantom shares issued under this plan. During the nine months ended September 30, 2005 and 2004, the Company recognized $45,600 and $62,800, respectively, in compensation expenses relating to phantom shares issued under this plan. On July 19, 2005, outstanding phantom shares were modified to provide that, upon redemption, they would be redeemed with an equivalent number of Common Shares in lieu of cash.

     At September 30, 2005, the Company had an equity compensation plan pursuant to which 8,966 phantom units were outstanding. The Company granted 8,966 phantom units during both the three and nine months ended September 30, 2005, respectively. The Company granted no phantom units during the three and nine months ended September 30, 2004. During both the three and nine months ended September 30, 2005, the Company recognized $285,000 of compensation expense related to phantom units issued under this plan. All phantom units provide that, upon redemption, they will be redeemed with an equivalent number of Common Shares. In October 2005, the Company granted an additional 2,350 phantom units.

VARIABLE INTEREST ENTITIES

     The Company has adopted Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" and revised FIN 46 ("FIN 46(R)"). In doing so, the Company has evaluated its various interests to determine whether they are in variable interest entities. These variable interests are primarily subordinated financings in the form of mezzanine loans or unconsolidated real estate interests. The Company has identified 22 variable interests, having an aggregate book value of $186.6 million, that it holds as of September 30, 2005. For one of these variable interests, a first mortgage with a book value of $40.8 million at September 30, 2005, the Company determined that the Company is the primary beneficiary and such variable interest is included in the Company's consolidated financial statements.

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

     The Company's consolidated financial statements as of and for the three and nine months ended September 30, 2005 include the assets, liabilities, and results of operations of the variable interest entity, which are summarized below:

                               AS OF AND                   AS OF AND
                       FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2005            SEPTEMBER 30, 2005
                       --------------------------   -------------------------
Total assets .......           $48,365,000                 $48,365,000
                               ===========                 ===========
Total liabilities ..               327,000                     327,000
                               ===========                 ===========
Total income .......           $ 2,174,000                 $ 6,694,000
Total expense ......             1,316,000                   3,849,000
                               -----------                 -----------
   Net income ......           $   858,000                 $ 2,845,000
                               ===========                 ===========

NOTE 2 - CONSOLIDATED STATEMENT OF CASH FLOWS

     For the purpose of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid by the Company for interest was $11.6 million and $7.4 million for the nine months ended September 30, 2005 and 2004, respectively.

     For the nine months ended September 30, 2004 a real estate loan in the amount of $8.2 million was received in conjunction with the Company's disposition of a consolidated real estate interest.

     Dividends declared on the Company's common shares during the nine months ended September 30, 2005 and 2004, but not paid until October 2005 and 2004, were $15.6 million and $15.3 million, respectively.

NOTE 3 - RESTRICTED CASH AND BORROWERS' ESCROWS

     Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans.

NOTE 4 - REAL ESTATE LOANS

     The Company's portfolio of real estate loans consisted of the following at September 30, 2005:

First mortgages ...................................     $ 363,287,147
Mezzanine loans ...................................       284,420,017
Unearned (fees) costs .............................          (204,199)
Less: Allowance for loan losses ...................          (226,157)
                                                        -------------
   Real estate loans, net .........................       647,276,808
Less: Senior indebtedness relating to loans .......      (155,866,678)
                                                        -------------
   Real estate loans, net of senior indebtedness ..     $ 491,410,130
                                                        =============

     The following is a summary description of the assets contained in the Company's portfolio of real estate loans as of September 30, 2005:

                                 AVERAGE
                      NUMBER     LOAN TO    RANGE OF LOAN
TYPE OF LOAN         OF LOANS   VALUE (1)     YIELDS (2)    RANGE OF MATURITIES
------------         --------   ---------   -------------   -------------------
First mortgages ..      27         73%       6.2% -- 16.7%  11/23/05 -- 9/30/08
Mezzanine loans ..      64         79%       8.0% -- 18.3%   1/10/06 -- 4/30/21

----------
(1) Calculated as the sum of the outstanding balance of the Company's loan and senior loan (if any) divided by the most recent appraised value of the underlying collateral.

(2)  The Company's calculation of loan yield includes points charged.

     The properties underlying the Company's portfolio of real estate loans consisted of the following types as of September 30, 2005:

                   PRINCIPAL AMOUNT   PERCENTAGE
                   ----------------   ----------
Multi-family ...... $338.4 million         52%
Office ............   79.2 million         12%
Retail and other ..  230.1 million         36%
                    --------------        ---
Total ............. $647.7 million        100%
                    ==============        ===

     As of September 30, 2005, the maturities of the Company's real estate loans in each of the years 2005 through 2009 and the aggregate maturities thereafter are as follows:

2005 ........   $ 75,327,339
2006 ........    194,494,534
2007 ........    161,830,791
2008 ........     56,192,739
2009 ........     15,667,322
Thereafter ..    144,194,439
                ------------
Total .......   $647,707,164
                ============

     As of September 30, 2005, $297.0 million in principal amount of loans were pledged as collateral for amounts outstanding on the Company's lines of credit and senior indebtedness relating to loans.

     Senior indebtedness relating to loans arises when the Company sells a participation or other interest in one of its first mortgages or mezzanine loans to another lender. These participations and interests rank senior to the Company's right to repayment under the relevant mortgage or loan in various ways. As of September 30, 2005, senior indebtedness relating to loans consisted of the following:

Loan payable, secured by real estate, monthly installments of principal and interest based on an amortization schedule of 25 years, including interest at a specified London interbank
   offered rate ("LIBOR") plus 135 basis points (5.21375% at
   September 30, 2005), remaining principal due September 15,
   2007; the interest rate is subject to an interest rate swap agreement entered into by the borrower which provides for a
   fixed rate of 8.68%...........................................   $ 10,226,678

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $12,663,112, payable interest only at LIBOR plus 250 basis points (6.36375% at
   September 30, 2005) due monthly, principal balance due
   November 30, 2005.............................................      5,000,000

Senior loan participation, secured by Company's interest in first mortgage loan with a principal balance of $3,369,233, payable interest only at LIBOR plus 275 basis points (6.61375% at
   September 30, 2005) due monthly, principal balance due March
   28, 2006 (1)..................................................      2,640,000

Term loan payable, secured by Company's interest in a first
   mortgage loan with a principal balance of $9,000,000, payable interest only at 4.5% due monthly, principal balance due
   September 29, 2006. This first mortgage loan also secures the
   next following term loan......................................      6,500,000

Term loan payable, secured by Company's interest in a first
   mortgage loan with a principal balance of $9,000,000, payable interest only at 5.5% due monthly, principal balance due
   September 29, 2006. This first mortgage loan also secures the
   immediately preceding term loan...............................      1,500,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $15,500,000, payable interest only at 5.0% due monthly, principal balance
   due October 15, 2006..........................................     11,000,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $5,401,458, payable
   interest only at the bank's prime rate (6.75% at September 30,
   2005) due monthly. This was repaid November 1, 2005...........      2,500,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $4,632,467, payable
   interest only at the bank's prime rate (6.75% at September 30,
   2005) due monthly. This was repaid November 1, 2005...........      2,500,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $19,468,756, payable
   interest only at the bank's prime rate (6.75% at September 30,
   2005) due monthly, principal balance due January 30, 2006.....      2,500,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $15,987,345, payable interest only at LIBOR plus 225 basis points (6.11375% at
   September 30, 2005) due monthly, principal balance due April
   29, 2007 (1)..................................................     11,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $12,480,000, payable interest only at LIBOR plus 225 basis points (6.11375% at
   September 30, 2005) due monthly, principal balance due April
   29, 2006 (1)..................................................      5,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $8,000,000, payable interest only at LIBOR plus 225 basis points (6.11375% at
   September 30, 2005) due monthly, principal balance due April
   29, 2006 (1)..................................................      5,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $6,300,000, payable interest only at LIBOR plus 225 basis points (6.11375% at
   September 30, 2005) due monthly, principal balance due April
   29, 2006 (1)..................................................      5,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $16,000,000, payable interest only at 6.0% due monthly, principal balance due
   December 1, 2006 (1)..........................................     12,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $44,601,089, payable interest only at 6.0% due monthly, principal balance due
   February 25, 2007.............................................     35,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $23,300,000, payable interest only at LIBOR plus 225 basis points (6.11375% at
   September 30, 2005) due monthly, principal balance due
   February 24, 2006 (1).........................................     18,500,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $6,960,390, payable interest only at LIBOR plus 225 basis points (6.11375% at
   September 30, 2005) due monthly, principal balance due April
   28, 2006 (1)..................................................      5,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $16,800,000, payable interest only at LIBOR plus 225 basis points (6.11375% at
   September 30, 2005) due monthly, principal balance due June 3,
   2006 (1)......................................................     15,000,000
                                                                    ------------
Total............................................................   $155,866,678
                                                                    ============

----------
(1) These senior loan participations were repaid in full on October 24, 2005 with the proceeds of the $180.0 million advance on the Company's unsecured line of credit as discussed in Note 13 -- "Subsequent Events."

     As of September 30, 2005, the senior indebtedness relating to the Company's loans maturing in the remainder of 2005 and over the next four years and the aggregate indebtedness thereafter, was as follows:

2005.......... $ 12,688,179
2006..........   87,203,481
2007..........   55,975,018
2008..........           --
2009..........           --
Thereafter....           --
               ------------
Total......... $155,866,678
               ============

NOTE 5 - CONSOLIDATED REAL ESTATE INTERESTS

     As of September 30, 2005, the Company owned the following controlling interests in entities that own real estate. These interests are accounted for on a consolidated basis:

     - 89% general partnership interest in a limited partnership that owns a building in Philadelphia, Pennsylvania with 456,000 square feet of office/retail space. The Company acquired its ownership interest for $750,000 and, in March 2001, the Company acquired two subordinated loans with respect to this property for $20.2 million. The aggregate original principal amount of the two loans was $23.2 million. In addition to these two loans, the property is subject to non-recourse financing of $44.0 million ($40.3 million at September 30, 2005), which bears interest at an annual rate of 6.85% and is due on August 1, 2008. The carrying value of this property at September 30, 2005 was $61.6 million.

     - 100% limited and sole general partnership interest in a limited partnership that owns an office building in Rohrerstown, Pennsylvania with 12,630 square feet on 2.93 acres used as a diagnostic imaging center. The Company acquired this interest for $1.7 million. After acquisition, the Company obtained non-recourse financing of $1.1 million ($965,400 at September 30, 2005), which bears interest at an annual rate of 7.33% and is due on August 1, 2008. The carrying value of this property at September 30, 2005 was $1.2 million.

     - 100% membership interest in a limited liability company that owns a 216-unit apartment complex and clubhouse in Watervliet, New York. The Company acquired this property in January 2002 for $8.7 million, which included the assumption of non-recourse financing in the original principal amount of $5.5 million ($5.2 million at September 30, 2005). The loan assumed by the Company bears interest at an annual rate of 7.27% and matures on January 1, 2008. The carrying value of this property at September 30, 2005 was $8.0 million.

     - 84.6% membership interest in a limited liability company that owns a 44,517 square foot office building in Rockville, Maryland. In October 2002, the Company acquired 100% of the limited liability company for $10.7 million and simultaneously obtained non-recourse financing of $7.6 million ($7.2 million at September 30, 2005). The loan bears interest at an annual rate of 5.73% and is due November 1, 2012. In December 2002, the Company sold a 15.4% interest in the limited liability company to a partnership whose general partner is a son of the Company's chairman and chief executive officer. The buyer paid $513,000, which approximated the book value of the interest being purchased. No gain or loss was recognized on the sale. The carrying value of this property at September 30, 2005 was $10.1 million.

     - 100% membership interest in a limited liability company that owns a 110,421 square foot shopping center in Norcross, Georgia. In 1998, the Company made loans in the aggregate amount of $2.8 million to the former owner of the property. In July 2003, the Company negotiated the acquisition of this property from this former owner. At that time the Company assumed the existing senior, non-recourse mortgage financing on the property ($9.0 million outstanding at September 30, 2005), which bears interest at an annual rate of 7.55% and is due on December 1, 2008. The carrying value of this property at September 30, 2005 was $13.9 million.

     - Also included in the Company's consolidated real estate interests is a first mortgage with a carrying amount of $40.8 million secured by a 594,000 square foot office building in Milwaukee, Wisconsin. In June 2003, the Company purchased the loan, which had a face value in excess of $40.0 million, for $26.8 million. Upon entering into a forbearance agreement with the owner of the property in August 2004, the Company determined that the borrowing entity was a variable interest entity (as defined in FIN 46) of which the Company was the primary beneficiary. See Note 1 -- "Basis of Presentation -- Variable Interest Entities." The carrying value of this consolidated interest at September 30, 2005 was $42.5 million.

     - Two parcels of land located in Willow Grove, Pennsylvania with a carrying value of $613,500 at September 30, 2005.

     The Company's consolidated real interest interests consisted of the following types of properties at September 30, 2005:

                                        BOOK VALUE    PERCENTAGE   ESCROWS(1)
                                       ------------   ----------   ----------
Multi-family........................   $  9,088,329        6%      $   55,000
Office..............................    130,946,589       84%      $1,663,000
Retail and other....................     15,074,650       10%      $1,918,000
                                       ------------      ---       ----------
   Subtotal.........................    155,109,568      100%       3,636,000
Less: Accumulated depreciation......    (17,138,100)     ===       ----------
                                       ------------
Consolidated real estate interests..   $137,971,468
                                       ============

----------
(1) These escrow amounts are included in the book value and are held for payment of real estate taxes, insurance premiums, repair and replacement costs, leasing commissions, and tenant improvements. Approximately $1.7 million of the escrows held for rental and other properties are insurance claim proceeds relating to a fire at one property.

     As of September 30, 2005, non-recourse long-term debt secured by real estate underlying the Company's consolidated real estate interests consisted of the following:

Loan payable, secured by real estate, monthly installments
   of $8,008, including interest at 7.33%, remaining
   principal due August 1, 2008...................................   $   965,418
Loan payable, secured by real estate, monthly installments
   of $288,314, including interest at 6.85%, remaining
   principal due August 1, 2008...................................    40,343,630
Loan payable, secured by real estate, monthly installments
   of $37,697, including interest at 7.27%, remaining
   principal due January 1, 2008..................................     5,155,748
Loan payable, secured by real estate, monthly installments
   of $47,720, including interest at 5.73%, remaining
   principal due November 1, 2012.................................     7,198,159
Loan payable, secured by real estate, monthly installments
   of $72,005, including interest at 7.55%, remaining
   principal due December 1, 2008.................................     8,966,490
                                                                     -----------
Total.............................................................   $62,629,445
                                                                     ===========

     As of September 30, 2005, the amount of long-term debt secured by the Company's consolidated real estate interests that matures over the remainder of 2005, over the next four years and the aggregate indebtedness maturing thereafter, is as follows:

2005.........  $   279,156
2006.........    1,156,943
2007.........    1,239,654
2008.........   53,305,862
2009.........      191,497
Thereafter...    6,456,333
               -----------
Total........  $62,629,445
               ===========

     Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Unamortized fees as of September 30, 2005 were $3,020,000. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's consolidated real estate interests for the three months ended September 30, 2005 and 2004 was $1,057,000 and $783,000, respectively. Depreciation expense relating to the Company's consolidated real estate interests for the nine months ended September 30, 2005 and 2004 was $2,972,000 million and $2,188,000, respectively.

     The Company leases space in the buildings it owns to several tenants. Approximate future minimum lease payments under noncancellable lease arrangements as of September 30, 2005 were as follows:

2005..............................................................   $ 4,700,503
2006..............................................................    14,511,915
2007..............................................................    11,965,768
2008..............................................................    11,200,099
2009..............................................................    10,955,174
Thereafter........................................................    34,753,183
                                                                     -----------
Total.............................................................   $88,086,642
                                                                     ===========

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

     At September 30, 2005, the Company's unconsolidated real estate interests consisted of the following:

     - 11% limited partnership interest in a limited partnership that owns a 500-unit multi-family apartment building in Philadelphia, Pennsylvania. The Company owned 100% of the limited partnership (cost of $19.8 million) until December 30, 2002, at which time the Company sold a 49% limited partnership interest (book value of $1.2 million) to a third party for $4.1 million, thus recognizing a gain of $2.8 million. On March 31 2003, the Company sold a 40% limited partnership interest and sole general partnership interest (negative book value of $1.4 million) to the same third party for $914,000, thus recognizing a gain of $2.4 million. The property is subject to non-recourse financing of $19.4 million at September 30, 2005, which is comprised of:

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

     - 20% beneficial interest in a trust that owns a 58-unit apartment building in Philadelphia, Pennsylvania and a 20% partnership interest in a general partnership that owns an office building with 31,507 square feet in Alexandria, Virginia. In September 2002, the Company received these interests, together with a cash payment of $2.5 million, in repayment of two loans with a combined net book value of $2.3 million. The Company recorded these interests at their current fair value based upon discounted cash flows and recognized income from loan satisfaction in the amount of $3.2 million. As of September 30, 2005, the Pennsylvania property is subject to non-recourse financing of $3.0 million bearing interest at 6.04% and maturing on February 1, 2013. The Virginia property is subject to non-recourse financing of $3.4 million bearing interest at 6.75% and maturing on March 1, 2013.

     - Class B limited partnership interest in a limited partnership that owns a 363-unit multifamily apartment complex in Pasadena (Houston), Texas. The Company acquired its interest in September 2003 for $1.9 million. In July 2004, the Company contributed an additional $600,000 to the limited partnership. The property is subject to non-recourse financing of $8.0 million at September 30, 2005, which bears interest at the 30-day London interbank offered rates, or LIBOR, plus 3.0% (6.863755% at September 30, 2005) with a LIBOR floor of 2.0% and an overall interest rate cap of 6.0%, and is due on October 9, 2006.

     - 3% membership interest in a limited liability company that owns a 504-unit multifamily apartment complex in Sugarland (Houston), Texas. The Company acquired its interest in April 2004 for $5.6 million. The property is subject to non-recourse financing of $14.4 million at September 30, 2005, which bears interest at an annual rate of 4.84%, and is due in November 1, 2009.

     - 0.1% Class B membership interest in an limited liability company that has an 100% interest in a limited liability company that has an 89.94% beneficial interest in a trust that owns a 737,308 square foot 35-story urban office building in Chicago, Illinois. The Company acquired its interest in December 2004 for $19.5 million. The property is subject to non-recourse financing of $90.5 million at September 30, 2005, which bears interest at an annual rate of 5.3% and is due January 1, 2015.

     - Class B membership interests in each of two limited liability companies which together own a 231-unit multifamily apartment complex in Wauwatosa, Wisconsin. The Company acquired its interest in December 2004 for $2.9 million. The property is subject to non-recourse financing of $18.0 million at September 30, 2005, which bears interest at 5.3% and is due January 1, 2014.

     - Class B membership interests in each of two limited liability companies, one of which owns a 430-unit multifamily apartment complex in Orlando, Florida and the other of which owns a 264-unit multifamily apartment complex in Bradenton, Florida. The Company acquired its membership interests in May 2005 for $8.9 million. As of September 30, 2005 the Orlando property is subject to non-recourse financing of $23.5 million bearing interest at 5.31% and maturing on May 1, 2010. The Bradenton property is subject to non-recourse financing of $14.0 million bearing interest at 5.31% and maturing on June 1, 2010.

     The Company's unconsolidated real estate interests consisted of the following property types at September 30, 2005 indicated below:

                                                         BOOK VALUE   PERCENTAGE
                                                        -----------   ----------
Multi-family.........................................   $20,872,806       50%
Office...............................................    21,095,697       50%
                                                        -----------      ---
Unconsolidated real estate interests.................   $41,968,503      100%
                                                        ===========      ===

NOTE 7 - LINES OF CREDIT

     At September 30, 2005, the Company had five lines of credit, two of which have $30.0 million of maximum possible borrowings, two of which have $25.0 million of maximum possible borrowings and a fifth of which has $10.0 million of maximum permissible borrowings. The aggregate amount of indebtedness outstanding under these lines of credit was $25.5 million at September 30, 2005. As of September 30, 2005, $68.0 million in principal amount of the Company's loans and a consolidated real estate interest with a book value of $40.8 million were pledged as collateral for amounts outstanding under these lines of credit. The following is a description of the Company's lines of credit at September 30, 2005:

     At September 30, 2005, the Company had $0 outstanding under the first of the Company's two $30.0 million lines of credit. This line of credit bears interest at either: (a) the 30-day LIBOR, plus 2.5%, or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. The minimum interest rate is 4.0%. As of September 30, 2005 the interest rate was 6.36375%. Absent any renewal, the line of credit will terminate in October 2006 and any principal then outstanding must be paid by October 2007. The lender has the right to declare any advance due and payable in full two years after the date of the advance.

     At September 30, 2005, the Company had $6.0 million outstanding under the second of the Company's two $30.0 million lines of credit. This line of credit bears interest at the prime rate as published in the "Money Rates" section of The Wall Street Journal. As of September 30, 2005 the interest rate was 6.75%. This line of credit has a current term running through April 2006 with annual one-year extension options and an 11-month non-renewal notice requirement. Approximately $58,000 of availability under this line of credit is reserved in the event the Company is required to make any payments under a letter of credit described in Note 10.

     At September 30, 2005, the Company had $19.5 million outstanding under the first of the Company's two $25.0 million lines of credit. This line of credit bears interest, at the Company's election, at either: (a) one, two or three month LIBOR plus 2.25% or (b) a daily base rate equal to the higher of (i) the bank's announced prime rate or (ii) the federal funds rate, as published by the Federal Reserve Bank of New York, plus 1%. As of September 30, 2005 the interest rate was 6.11375%. Absent any renewal, this line of credit will terminate in February 2006 and any principal then outstanding must be repaid.

     At September 30, 2005, the Company had $0 outstanding under the second of the Company's two $25.0 million lines of credit. This line of credit bears interest at the 30-day LIBOR plus 2.25%. As of September 30, 2005 the interest rate was 6.11375% Absent any renewal, the line of credit will terminate in December 2005 and any principal then outstanding must be repaid by December 2006. If the lender does not provide notice, at least 30 days prior to the termination date, that the termination date will not be extended, the termination date will be automatically extended for an additional year.

     At September 30, 2005, the Company had $0 outstanding under the Company's $10.0 million line of credit. This line of credit bears interest at either: (a) one month LIBOR plus 3.0% or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. As of September 30, 2005 the interest rate was 6.31875%. Absent any renewal, this line will terminate in July 2006 and any principal then outstanding must be repaid by July 2011.

     On October 24, 2005, the Company entered into a $270.0 million revolving credit agreement with KeyBank National Association. For further discussion see
Note 13 -- "Subsequent Events."

NOTE 8 - SHAREHOLDERS' EQUITY

     On September 15, 2005, the Company issued 2,280,700 common shares in a public offering at an offering price of $28.50 per share. After offering costs, including the underwriter's discount, and expenses of approximately $3.1 million, the Company received approximately $61.9 million of net proceeds.

NOTE 9 - TRANSACTIONS WITH AFFILIATES

     Brandywine Construction & Management, Inc. ("Brandywine"), is an affiliate of the spouse of Betsy Z. Cohen, the Chairman and Chief Executive Officer of the Company. Brandywine provided real estate management services to ten and thirteen properties underlying the Company's real estate interests at September 30, 2005 and 2004, respectively. Management fees in the amount of $214,000 and $281,000 were paid to Brandywine for the three months ended September 30, 2005 and 2004, respectively, relating to these interests. Management fees in the amount of $640,000 and $723,000 were paid to Brandywine for the nine months ended September 30, 2005 and 2004, respectively, relating to these interests. The Company believes that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties. The Company continues to use Brandywine to provide real estate management services to properties underlying the Company's investments.

     Betsy Z. Cohen has been the Chairman of the Board of The Bancorp Bank ("Bancorp"), a commercial bank, since November 2003 and a director of Bancorp Inc., a registered financial holding company for Bancorp, since September 2000 and the Chief Executive Officer of both Bancorp and Bancorp Inc. since September 2000. Daniel G. Cohen, Mrs. Cohen's son, (a) has been the Vice-Chairman of the Board of Bancorp since November 2003, was the Chairman of the Board of Bancorp from September 2000 to November 2003, was the Chief Executive Officer of Bancorp from July 2000 to September 2000 and has been Chairman of the Executive Committee of Bancorp since 1999 and (b) has been the Chairman of the Board of Bancorp Inc. and Chairman of the Executive Committee of Bancorp Inc. since 1999. The Company maintains most of its checking and demand deposit accounts at Bancorp. As of September 30, 2005, the Company had approximately $5.1 million on deposit, of which approximately $5.0 million is over the FDIC insurance limit. In addition, the Company pays a fee of $5,000 per month to Bancorp for information system technical support services. The Company paid $15,000 for these services for each of the three months ended September 30, 2005 and 2004. The Company paid $45,000 for these services for each of the nine months ended September 30, 2005 and 2004.

     The Company subleases a portion of its downtown Philadelphia office space under an operating lease with Bancorp Inc. The Company's annual rental is an apportionment of the rental paid by Bancorp Inc. based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Bancorp Inc. was approximately $78,000 and $62,000 for each of the three months ended September 30, 2005 and 2004, respectively. Rent paid to Bancorp Inc. was approximately $217,000 and $189,000 for the nine months ended September 30, 2005 and 2004, respectively.

     The Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease with The Richardson Group, Inc. ("Richardson") whose Chairman is Jonathan Z. Cohen, the Vice-Chairman, a trustee and Secretary of the Company, and a son of the Chairman and Chief Executive Officer of the Company. The Senior Vice President and Chief Operating Officer of Richardson is the spouse of Ellen J. DiStefano, the Executive Vice President and Chief Financial Officer of the Company. The Company's annual rental was an apportionment of the rental paid by Richardson based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five year renewal options. Rent paid to Richardson was approximately $10,000 and $14,000 for the three months ended September 30, 2005 and 2004. Rent paid to Richardson was approximately $33,000 and $42,000 for the nine months ended September 30, 2005 and 2004, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Litigation

     In December 2002 the Company entered into a contract pursuant to which it sold the 1% general partnership interest and 88% limited partnership interest in a partnership that owns a property located in Philadelphia, Pennsylvania to affiliates of Michael Axelrod. On August 12, 2004, a complaint was filed in the United States District Court of the Eastern District of Pennsylvania by Axelrod and these affiliates naming the Company and certain of its affiliates, Brandywine Construction and Management, Inc. ("Brandywine") and certain of its affiliates, the Federal National Mortgage Association and Capri Capital Finance, LLC, as defendants. The complaint, which is based upon alleged breaches of contractual representations and/or alleged fraudulent representations made with respect to the condition of this property, seeks rescission of the contract and damages. Plaintiffs have made related claims for damages based upon purported breach of contract, and are seeking equitable relief declaring the Company responsible for certain senior indebtedness on the property. All defendants filed motions to dismiss the action. On September 27, 2005, the Court dismissed the Federal National Mortgage Association and Capri Capital Finance, LLC from the case. The court also dismissed the conspiracy claim. On October 7, 2005, Brandywine and its affiliates filed a motion for reconsideration of the Court's September 27, 2005 ruling. On October 12, 2005, the Company and its affiliates filed a motion to dismiss for lack of subject matter jurisdiction claiming the dismissal of Federal National Mortgage Association divested the court of jurisdiction over the action. This motion is pending before the Court and could result in the dismissal of all claims without prejudice. The proceedings are still in the early stages and the Company intends to vigorously defend the matter.

Guidance Line

     In June 2005, the Company entered into an agreement with a borrower to provide a line giving guidance over a two-year period as to financial and underwriting parameters with respect to a potential series of first mortgage bridge loans, up to a total of $150.0 million, with no loan in an amount greater than $50.0 million. The Company expects that the credit and market risk of the potential loans will not differ from that of the loans in the Company's current portfolio. In October 2005, the Company made a $74.5 million loan to this borrower. This loan was not made under this line, but will reduce the amount of this line while the loan is outstanding.

NOTE 11 - EARNINGS PER SHARE

     The Company's calculation of earnings per share for the three and nine months ended September 30, 2005 and 2004 in accordance with SFAS No. 128 is as follows:

                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                 ---------------------------------------------   --------------------------------------------
                                       INCOME         SHARES      PER SHARE            INCOME         SHARES      PER SHARE
                                    (NUMERATOR)   (DENOMINATOR)     AMOUNT          (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                    -----------   -------------   ---------         -----------   -------------   ---------
Basic earnings per share:
Net income available to common
   shareholders                     $16,826,482     25,851,998      $0.65           $49,887,154     25,676,545      $1.94
Effect of dilutive securities:
   Options                                   --        198,125         --                    --        181,853       (.01)
   Phantom Shares                            --         11,096         --                    --          5,873         --
                                    -----------     ----------      -----           -----------     ----------      -----
Net income available to common
   shareholders plus assumed
   conversions                      $16,826,482     26,061,219      $0.65           $49,887,154     25,864,273      $1.93
                                    ===========     ==========      =====           ===========     ==========      =====

                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                 ---------------------------------------------   --------------------------------------------
                                       INCOME         SHARES      PER SHARE            INCOME         SHARES      PER SHARE
                                    (NUMERATOR)   (DENOMINATOR)     AMOUNT          (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                    -----------   -------------   ---------         -----------   -------------   ---------
Basic earnings per share:
Net income available to common
   shareholders                     $16,206,913     25,506,847      $0.64           $44,650, 616    24,020,131      $1.86
Effect of dilutive securities:
   Options                                   --        182,441       (.01)                   --        180,940       (.02)
   Phantom Shares                            --          1,829         --                    --          1,462         --
                                    -----------     ----------      -----           -----------     ----------      -----
Net income available to common
   shareholders plus assumed
   conversions                      $16,206,913     25,691,117      $0.63           $44,650,616     24,202,533      $1.84
                                    ===========     ==========      =====           ===========     ==========      =====

NOTE 12 - DIVIDENDS

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

     On the declaration dates in the nine months ended September 30, 2005 and 2004 set forth below, the Board of Trustees of the Company declared cash dividends in an amount per Common Share and in the aggregate dividend amount set forth opposite such declaration date, payable on the payment date, to holders of Common Shares on the record date set forth opposite the relevant declaration date.

                                                                      AGGREGATE DIVIDEND
DECLARATION DATES   RECORD DATE   PAYMENT DATE   DIVIDEND PER SHARE         AMOUNT
-----------------   -----------   ------------   ------------------   ------------------
     09/02/05         09/12/05      10/17/05            $0.61             $15,620,342
     06/15/05         06/28/05      07/15/05            $0.61             $15,614,197
     03/25/05         04/07/05      04/15/05            $0.60             $15,351,018
     09/15/04         09/27/04      10/15/04            $0.60             $15,317,506
     06/10/04         06/21/04      07/15/04            $0.60             $13,932,458
     03/23/04         04/05/04      04/15/04            $0.60             $13,928,428

Series A Preferred Shares

     On the declaration dates in the nine months ended September 30, 2005 and 2004 set forth below, the Board of Trustees of the Company declared cash dividends on the Company's 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series A Preferred Shares") in the amount per share, payable on the payment date, to holders of Series A Preferred Shares on the record date in the aggregate dividend amount set forth opposite the relevant declaration date.

                                                                      AGGREGATE DIVIDEND
DECLARATION DATES   RECORD DATE   PAYMENT DATE   DIVIDEND PER SHARE         AMOUNT
-----------------   -----------   ------------   ------------------   ------------------
     07/19/05         09/01/05      09/30/05          $0.484375           $1,336,875
     05/18/05         06/01/05      06/30/05          $0.484375           $1,336,875
     01/25/05         03/01/05      03/31/05          $0.484375           $1,336,875
     07/27/04         09/01/04      09/30/04          $0.484375           $1,336,875
     04/27/04         06/01/04      06/30/04          $0.484375           $1,336,875
     03/18/04         03/24/04      03/31/04          $  0.0625           $  150,000

Series B Preferred Shares

     On the declaration dates in the nine months ended September 30, 2005 and 2004 set forth below, the Board of Trustees of the Company declared cash dividends on the Company's 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series B Preferred Shares") in the amount of $0.5234375 per share, payable on the payment date, to holders of Series B Preferred Shares on the record date in the aggregate dividend amount set forth opposite the relevant declaration date.

                                                 AGGREGATE DIVIDEND
DECLARATION DATES   RECORD DATE   PAYMENT DATE         AMOUNT
-----------------   -----------   ------------   ------------------
     07/19/05         09/01/05      09/30/05         $1,182,080
     05/18/05         06/01/05      06/30/05         $1,182,080
     01/25/05         03/01/05      03/31/05         $1,182,080

NOTE 13 - SUBSEQUENT EVENTS

     On October 24, 2005, the Company entered into a revolving credit agreement with KeyBank National Association, as administrative agent, Bank of America, N.A., as syndication agent, KeyBanc Capital Markets, as sole lead arranger and sole book manager, and financial institutions named in the revolving credit agreement. The revolving credit agreement provides for a senior unsecured revolving credit facility in an amount up to $270.0 million. Subject to the satisfaction of specified conditions, the Company may increase the amount of the credit facility up to an additional $80.0 million to a maximum aggregate amount up to $350.0 million. Borrowing availability under the credit facility is based on specified percentages of the value of eligible assets. The credit facility will terminate on October 24, 2008, unless the Company extends the term an additional year upon the satisfaction of specified conditions.

     Amounts borrowed under the credit facility bear interest at a rate equal to, at the Company's option:

          -    LIBOR plus an applicable margin of between 1.35% and 1.85% or

          - an alternative base rate (defined as the greater of: (i) KeyBank's prime rate, or (ii) the Federal Funds rate plus 50 basis points), plus an applicable margin of between 0% and 0.35%.

     The applicable margin is based on the ratio of the Company's total liabilities to total assets which is calculated on a quarterly basis. The Company is obligated to pay interest only on the amounts borrowed under the credit facility until the maturity date of the credit facility, at which time all principal and any interest remaining unpaid is due.

     The Company's ability to borrow under the credit facility is subject to its ongoing compliance with a number of financial and other covenants, including a covenant that the Company not pay dividends in excess of 100% of its adjusted earnings, to be calculated on a trailing twelve-month basis, provided however, dividends may be paid to the extent necessary to maintain its status as a real estate investment trust. The credit facility also contains customary events of default, including a cross default provision. If an event of default occurs, all of the Company's obligations under the credit facility may be declared immediately due and payable. For events of default relating to insolvency and receivership, all outstanding obligations automatically become due and payable.

          Upon entering into the revolving credit agreement, the Company borrowed $180.0 million bearing interest at 5.87125% under the credit facility and used the net proceeds primarily to repay the outstanding balances under its existing secured lines of credit and selected senior participations, all of which bore higher rates of interest than the amount borrowed under the credit facility. The Company is currently in the process of evaluating its existing secured lines of credit to determine the best way to use its new credit facility and these secured lines of credit to meet its liquidity needs.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
RAIT Investment Trust

     We have reviewed the accompanying consolidated balance sheet of RAIT Investment Trust and Subsidiaries as of September 30, 2005 and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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


/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
November 3, 2005

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

     The first nine months of 2005 were characterized by continued growth in our total assets, revenues and net income. Our total assets grew 22.0% to $890.1 million at September 30, 2005, as compared to $729.5 million of total assets at December 31, 2004. Revenues grew 27.4% to $91.2 million for the nine months ended September 30, 2005, as compared to $71.6 million for the nine months ended September 30, 2004, while net income increased 11.7% to $49.9 million for the nine months ended September 30, 2005 as compared to $44.7 million for the nine months ended September 30, 2004.

     The principal reasons for this growth were:

- Increased origination capability - We have continued our expansion of programs intended to increase our origination sources. These programs accounted for 62% of our new investments in the nine months ended September 30, 2005.

- Increased mezzanine and bridge loans - In the first nine months of 2005, we continued to grow our core business of making mezzanine and bridge loans. In this period, we originated or purchased $351.9 million in the aggregate of mezzanine and bridge loans in geographic areas in which we had previously invested.

- Increased use of leverage - During the first nine months of 2005, we leveraged our common equity base by investing $111.5 million we obtained by incurring additional senior indebtedness relating to loans.

     The current relatively low interest rate environment compared to historical interest rates has had only a limited impact upon our ability to originate investments within our investment parameters, including our targeted rates of return. We attribute this to our ability to offer structured financing that accommodates senior financing sources, to respond quickly to a borrower's requests and to tailor our financing packages to a borrower's needs. As a result, we believe that we do not compete for a borrower's business on interest rates alone. In addition, we are responding to the possibility of rising interest rates by making variable rate loans in certain circumstances and by entering into the unsecured revolving credit agreement described below under "Liquidity and Capital Resources." This increases the aggregate amount available to us under our financing facilities and we anticipate that the rate of interest on amounts we borrow under this agreement will be substantially lower than those we could obtain under our secured lines of credit or that we could negotiate in connection with senior indebtedness relating to our loans.

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of our liquidity and capital resources from our commencement in January 1998 through September 30, 2005 have been our public offerings of common shares, 7.75% Series A cumulative redeemable preferred shares and 8.375% Series B cumulative redeemable preferred shares. Including the most recently completed public offering of our common shares in September 2005, which generated net offering proceeds of $61.9 million, our offerings have allowed us to obtain total net proceeds of $594.0 million. We expect to continue to rely on offerings of our securities as a principal source of our liquidity and capital resources.

     We issued 2,760,000 Series A preferred shares in March and April 2004 for net proceeds of $66.6 million. Our Series A preferred shares accrue cumulative cash dividends at a rate of $1.9375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series A preferred shares have no maturity date and we are not required to redeem the Series A preferred shares at any time. We may not redeem the Series A preferred shares before March 19, 2009, except in limited circumstances relating to the ownership restrictions necessary to preserve our tax qualification as a real estate investment trust. On or after March 19, 2009, we may, at our option, redeem the Series A preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For both the three months ended September 30, 2005 and 2004, we paid dividends on our Series A preferred shares of $1.3 million and for the nine months ended September 30, 2005 and 2004, we paid dividends on our Series A preferred shares of $4.0 million and $2.8 million, respectively.

     We issued 2,258,300 Series B preferred shares in October and November 2004 for net proceeds of $54.4 million. Our Series B preferred shares accrue cumulative cash dividends at a rate of $2.09375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series B preferred shares have no maturity date and we are not required to redeem the Series B preferred shares at any time. We may not redeem the Series B preferred shares before October 5, 2009, except in limited circumstances relating to the ownership restrictions necessary to preserve our tax qualification as a real estate investment trust. On or after October 5, 2009, we may, at our option, redeem the Series B preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For the three and nine months ended September 30, 2005, we paid dividends on our Series B preferred shares of $1.2 million and $3.5 million, respectively, compared to no payments in the same periods in 2004. Our Series A preferred shares and Series B preferred shares rank on a parity with respect to dividend rights, redemption rights and distributions upon liquidation.

     We also maintain liquidity through our secured lines of credit, two of which each have $30.0 million of maximum possible borrowings, another two of which each have $25.0 million of maximum possible borrowings and a fifth has $10.0 million of maximum possible borrowings. The aggregate maximum possible borrowing under our lines of credit was $120.0 million as of September 30, 2005. In October 2005, we entered into the $270.0 million unsecured credit facility described below. We are currently in the process of evaluating our existing secured lines of credit to determine the best way to use our new credit facility and these secured lines of credit to meet our liquidity needs.

     At September 30, 2005, we had $30.0 million of availability under the first of our two $30.0 million lines of credit. This line of credit bears interest, at our election, at either (a) the 30-day London interbank offered rate ("LIBOR"), plus 2.5% or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at our election. The minimum interest rate is 4.0%. As of September 30, 2005 the interest rate was 6.36375%. Absent any renewal, the line of credit will terminate in October 2006 and any principal then outstanding must be repaid by October 2007. The lender has the right to declare any advance due and payable in full two years after the date of the advance.

     At September 30, 2005, we had $24.0 million of availability under the second of our $30.0 million lines of credit. This line of credit bears interest at the prime rate as published in the "Money Rates" section of The Wall Street Journal. As of September 30, 2005 the interest rate was 6.75%. This line of credit has a current term running through April 2006 with annual one-year extension options at the lender's option and an 11-month non-renewal notice requirement. Approximately $58,000 of availability under this line of credit is reserved in the event we are required to make any payments under a letter of credit described in note 10 of our consolidated financial statements.

     At September 30, 2005, we had $5.5 million of availability under the first of our two $25.0 million lines of credit. This line of credit bears interest, at our election, at either (a) one, two or three month LIBOR plus 2.25% or (b) a daily base rate equal to the higher of (i) the bank's announced prime rate or
(ii) the federal funds rate, as published by the Federal Reserve Bank of New York, plus 1%. As of September 30, 2005 the interest rate was 6.11375%. Absent any renewal, this line of credit will terminate in February 2006 and any principal then outstanding must be repaid at that time.

     At September 30, 2005, we had $25.0 million of availability under the second of our $25.0 million lines of credit. This line of credit bears interest at 30-day LIBOR plus 2.25%. As of September 30, 2005 the interest rate was 6.11375%. Absent any renewal, the line of credit will terminate in December 2005 and any principal then outstanding must be repaid by December 2006. If the lender does not provide notice, at least 30 days prior to the termination date, that the termination date will not be extended, the termination date will be automatically extended for an additional year.

     At September 30, 2005, we had $10.0 availability under our $10.0 million line of credit. This line of credit bears interest, at our election, at either
(a) three month LIBOR plus 3.0% or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at our election. As of September 30, 2005 the interest rate was 6.31875%. Absent any renewal, this line will terminate in July 2006 and any principal then outstanding must be repaid by July 2011.

     On October 24, 2005, we entered into a revolving credit agreement with KeyBank National Association, as administrative agent, Bank of America, N.A., as syndication agent, KeyBanc Capital Markets, as sole lead arranger and sole book manager, and financial institutions named in the revolving credit agreement. The revolving credit agreement provides for a senior unsecured revolving credit facility in an amount up to $270.0 million. Subject to the satisfaction of specified conditions, we may increase the amount of the credit facility up to an additional $80.0 million to a maximum aggregate amount up to $350.0 million. Borrowing availability under the credit facility is based on specified percentages of the value of eligible assets. The credit facility will terminate on October 24, 2008, unless we extend the term an additional year upon the satisfaction of specified conditions.

     Amounts borrowed under the credit facility bear interest at a rate equal to, at our option:

          -    LIBOR plus an applicable margin of between 1.35% and 1.85% or

          - an alternative base rate (defined as the greater of: (i) KeyBank's prime rate, or (ii) the Federal Funds rate plus 50 basis points), plus an applicable margin of between 0% and 0.35%.

     The applicable margin is based on the ratio of our total liabilities to total assets which is calculated on a quarterly basis. We are obligated to pay interest only on the amounts borrowed under the credit facility until the maturity date of the credit facility, at which time all principal and any interest remaining unpaid is due.

     Our ability to borrow under the credit facility is subject to our ongoing compliance with a number of financial and other covenants, including a covenant that we not pay dividends in excess of 100% of our adjusted earnings, to be calculated on a trailing twelve-month basis, provided however, dividends may be paid to the extent necessary to maintain our status as a real estate investment trust. The credit facility also contains customary events of default, including a cross default provision. If an event of default occurs, all of our obligations under the credit facility may be declared immediately due and payable. For events of default relating to insolvency and receivership, all outstanding obligations automatically become due and payable.

     Upon entering into the revolving credit agreement, we borrowed $180.0 million bearing interest at 5.87125% and used the net proceeds primarily to repay the outstanding balances under our existing secured lines of credit and selected senior participations, all of which bore higher rates of interest than the amount borrowed under the credit facility

     Our other sources of liquidity and capital resources include principal payments on, refinancings of, and sales of senior participations in loans in our portfolio as well as refinancings and the proceeds of sales and other dispositions of our interests in real estate. These resources aggregated $107.0 million and $98.3 million for the three months ended September 30, 2005 and 2004, respectively and $322.3 million and $187.3 million for the nine months ended September 30, 2005 and 2004, respectively.

     We also receive funds from a combination of interest and fees on our loans, rents and income from our real estate interests and consulting fees. As required by the Internal Revenue Code, we use this income, to the extent of not less than 90% of our taxable income, to pay distributions to our shareholders. The aggregate dividend declared for the three months ended September 30, 2005 and 2004 (paid on October 17, 2005 and October 15, 2004, respectively) was $15.6 million and $15.3 million, respectively, of which $15.5 million and $15.2 million, respectively, was in cash and $91,000 and $73,000, respectively, was in additional common shares issued through our dividend reinvestment plan. The aggregate dividends declared on our common shares for the nine months ended September 30, 2005 and 2004 were $46.6 million and $43.2 million, respectively, of which $46.3 million and $42.9 million, respectively, was in cash and $256,000 and $243,000, respectively, was in additional common shares issued through our dividend reinvestment plan. We paid $2.5 million of dividends, in the aggregate, on our Series A and Series B preferred shares for the three months ended September 30, 2005 and we paid $1.3 million of dividends on our Series A preferred shares and $0 of dividends on our Series B preferred shares for the three months ended September 30, 2004. We also paid $7.6 million of dividends, in the aggregate, on our Series A and Series B preferred shares for the nine months ended September 30, 2005 and we paid $2.8 million of dividends on our Series A preferred shares and $0 of dividends on our Series B preferred shares for the nine months ended September 30, 2004.

     We use our capital resources principally for originating and purchasing loans and acquiring real estate interests. For the three months ended September 30, 2005, we originated or purchased 22 loans in the aggregate amount of $116.2 million, as compared to 21 loans in the aggregate amount of $144.7 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, we originated or purchased 41 loans in the aggregate amount of $343.9 million, as compared to 39 loans in the aggregate amount of $303.1 million for the nine months ended September 30, 2004. For both the three months ended September 30, 2004 and 2005 we invested in no unconsolidated interests in real estate. For both the nine months ended September 30, 2005 and 2004 we invested in two unconsolidated interests in real estate totaling $8.0 million and $12.6 million, respectively. For the three and nine months ended September 30, 2005, we invested $1.0 million and $4.5 million in consolidated interests in real estate, respectively, as compared to $1.8 million and $1.9 million of investments in consolidated interests in real estate for the three and nine months ended September 30, 2004.

     At September 30, 2005, we had approximately $12.5 million of cash on hand. These funds, combined with $28.7 million of loan repayments we received from October 1, 2005 through November 3, 2005, $73.9 million of borrowings under our secured lines of credit and $180.0 million of borrowing under our unsecured line of credit, provided for $88.2 million of loan originations and $178.6 million of repayments on our secured lines of credit and of senior indebtedness relating to loans from October 1, 2005 to November 3, 2005.

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

     The following schedule summarizes our currently anticipated contractual obligations and commercial commitments as of September 30, 2005:

                                                                     PAYMENTS DUE BY PERIOD
                                            ------------------------------------------------------------------------
                                             LESS THAN    ONE TO THREE   MORE THAN THREE   MORE THAN
         CONTRACTUAL OBLIGATIONS              ONE YEAR        YEARS       TO FIVE YEARS    FIVE YEARS       TOTAL
         -----------------------            -----------   ------------   ---------------   ----------   ------------
Operating leases.........................   $   308,279   $    624,418     $   600,679     $   11,627   $  1,545,003
Secured lines of credit..................            --     25,524,447              --             --     25,524,447
Indebtedness secured by real estate(1)...    12,967,335    145,575,096      53,497,359      6,456,333    218,496,123
Deferred compensation(2).................            --        743,347              --             --        743,347
                                            -----------   ------------     -----------     ----------   ------------
Total....................................   $13,275,614   $172,467,308     $54,098,038     $6,467,960   $246,308,920
                                            ===========   ============     ===========     ==========   ============

----------
(1) Indebtedness secured by real estate consists of our non-recourse senior indebtedness relating to loans and long term debt secured by consolidated real estate interests.

(2) Represents amounts due to fund our supplemental executive retirement plan or SERP. See note 9 of our consolidated financial statements, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

     Refer to note 10 -- "Commitments and Contingencies -- Letter of Credit" to our consolidated financial statements for a discussion of our off-balance sheet arrangements. We do not believe these arrangements have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

     Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of our critical accounting policies. During the nine months ended September 30, 2005, there were no material changes to these policies, except for the update described below.

     Reserve for Loan Losses. We have a reserve for loan losses of $226,000 at September 30, 2005. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with our policy, we determined that this reserve was adequate as of September 30, 2005 based upon our credit analysis of each of the loans in our portfolio. If that analysis were to change, we may be required to increase our reserve, and such an increase, depending upon the particular circumstances, could be substantial. Any increase in reserves will constitute a charge against income. We will continue to analyze the adequacy of this reserve on a quarterly basis. During the nine months ended September 30, 2005, the loans in our portfolio performed in accordance with their terms and were current as to required payments.

RESULTS OF OPERATIONS

     Interest Income. Interest income is comprised primarily of interest accrued on our loans. In addition, certain of our loans have expected future cash flows in excess of the scheduled, contractual interest and principal payments reflected in the loan documents. We recognize this excess, or "accretable yield" over the remaining life of the loan, such that the return yielded by the loan remains at a constant level for its remaining life. Our interest income was $20.9 million for the three months ended September 30, 2005 compared to $15.1 million for the three months ended September 30, 2004. The $5.8 million increase was primarily due to the following:

- an additional $9.0 million of interest income accruing on 67 loans totaling $451.4 million in aggregate principal amount originated between April 1, 2004 and September 30, 2005, partially offset by a $5.0 million reduction of interest income due to the repayment of 46 loans totaling $285.9 million in aggregate principal amount during the same period,

- an increase of $5.1 million in accretable yield included in our interest income from the three months ended September 30, 2004 to the same period in 2005, relating to five mezzanine loans where we have appreciation interests, and

- a decrease of $1.7 million of accretable yield due to the consolidation of a property underlying one of our loans in accordance with FIN 46, as we describe in note 1-- "Basis of Presentation -- Variable Interest Entities" of our consolidated financial statements.

     Our interest income was $59.5 million for the nine months ended September 30, 2005 compared to $43.5 million for the nine months ended September 30, 2004. The $16.0 million increase was primarily due to the following:

- an additional $24.8 million of interest income accruing on 85 loans totaling $583.6 million in aggregate principal amount originated between January 1, 2004 and September 30, 2005, partially offset by a $10.5 million reduction of interest income due to the repayment of 35 loans totaling $250.7 million in aggregate principal amount during the same period,

- an increase of $11.5 million in accretable yield included in our interest income from the nine months ended September 30, 2004 to the same period in 2005, relating to six mezzanine loans where we have appreciation interests, and

- a decrease of $9.9 million in accretable yield due to the consolidation of a property underlying one of our loans in accordance with FIN 46, as we describe in note 1 -- "Basis of Presentation -- Variable Interest Entities" of our consolidated financial statements.

     Rental Income. Our rental income increased $918,000 from the three months ended September 30, 2004 to the comparable period in 2005. The increase was primarily due to the inception, in December 2004, of a long-term lease for over 90,000 square feet of office space at one of our properties. Our rental income increased $3.1 million from the nine months ended September 30, 2004 to the corresponding period in 2005. The increase was primarily due to the consolidation of one real estate interest in August 2004, partially offset by the disposition of one consolidated real estate interest in June 2004. The interest that we consolidated in August 2004 related to a loan we acquired in June 2003, which was scheduled to mature in September 2004. Shortly before the loan's maturity, we restructured our investment and determined that we were the primary beneficiary of the variable interest entity that owned the property. Accordingly, at that time we began consolidating the financial statements of this variable interest entity. For a further description of this investment, see note 1 -- "Basis of Presentation -- Variable Interest Entities" of our consolidated financial statements.

     Fee Income and Other. Revenues generated by our wholly owned subsidiary, RAIT Capital Corp d/b/a Pinnacle Capital Group, are generally reported in this income category. Pinnacle provides, or arranges for another lender to provide, first-lien conduit loans to our borrowers. This service often assists us in offering the borrower a complete financing package, including our mezzanine or bridge financing. Where we have made a bridge loan to a borrower, we may be able to assist our borrower in refinancing our bridge loan, for which we will earn related fee income through Pinnacle. We also include financial consulting fees in this income category. Financial consulting fees are generally negotiated on a transaction by transaction basis and, as a result, the sources of such fees for any particular period are not generally indicative of future sources and amounts. We earned fee and other income of $1.0 million and $4.0 million for the three and nine months ended September 30, 2005, respectively, compared to $2.2 million and $5.2 million for the three and nine months ended September 30, 2004, respectively. The decreases in fee income and other from both the three and nine months ended September 30, 2004 to the comparable periods in 2005 were primarily due to our entering into fewer financial consulting engagements in 2005.

     Investment Income. We derived our investment income from the following sources:

     -    return on unconsolidated real estate interests,

     - interest earned on cash held in bank accounts. Most of this investment income was generated from our bank accounts with The Bancorp Bank. See note 9 of our consolidated financial statements.

     We received investment income of $1.3 million and $741,000 for the three months ended September 30, 2005 and 2004, respectively. The $600,000 increase was primarily due to an additional $936,000 of investment income accruing on four unconsolidated investments in real estate totaling $30.2 million acquired between July 1, 2004 and September 30, 2005, partially offset by a $336,000 reduction of investment income due to the disposition of three unconsolidated investments in real estate totaling $12.2 million during the same period. Cash held in bank accounts generated investment income of $60,000 for the three months ended September 30, 2005 compared to $85,000 for the three months ended September 30, 2004.

     We received investment income of $4.5 million and $2.7 million for the nine months ended September 30, 2005 and 2004, respectively. The $1.8 million increase was primarily due to an additional $2.8 million of investment income accruing on six unconsolidated investments in real estate totaling $36.4 million acquired between January 1, 2004 and September 30, 2005, partially offset by a $932,000 reduction of investment income due to the disposition of four unconsolidated investments in real estate totaling $17.6 million during the same period. Cash held in bank accounts generated investment income of $284,000 for the nine months ended September 30, 2005 compared to $319,000 for the nine months ended September 30, 2004.

     Gain On Sale of Real Estate Interest. In June 2004 we recognized $ 2.4 million relating to our appreciation interest in one of our investments. Because we had a controlling interest in the entity that owned the real estate, we accounted for our equity interest on a consolidated basis. Accordingly, when our appreciation interest was realized (with the economic intent of generating additional interest income), under generally accepted accounting principles in the United States, we recognized income as gain on sale of real estate interest. As of September 30, 2004 we had restructured this investment into a mezzanine loan, and as of December 31, 2004 it had been fully repaid.

     Gain on Involuntary Conversion. On June 18, 2004, a fire involving one of our consolidated real estate interests (a 110,421 square foot shopping center in Norcross, Georgia) resulted in extensive damage to an 8,347 square foot building on an out-parcel of land located in the parking lot of the shopping center. Our insurance carrier settled the claims related to the fire. As a result of settling these claims, we received total cash proceeds of $1.7 million and recorded a gain on involuntary conversion of $1.3 million, of which $500,000 was reported in the three months ended September 30, 2004 and $800,000 was reported in the three months ended December 31, 2004.

     Interest Expense. Interest expense consists of interest payments made on senior indebtedness relating to loans, long term debt secured by consolidated real estate interests and interest payments made on our lines of credit. Interest expense was $4.7 million for the three months ended September 30, 2005 as compared to $2.3 million for the three months ended September 30, 2004. The $2.4 million increase in interest expense from the three months ended September 30, 2004 to the same period in 2005 was primarily attributable to the establishment and utilization of $150.5 million in additional availability on new and existing lines of credit and senior indebtedness relating to loans.

     Interest expense was $11.7 million for the nine months ended September 30, 2005 as compared to $7.3 million for the nine months ended September 30, 2004. The $4.4 million increase from the nine months ended September 30, 2004 to the same period in 2005 was primarily attributable to the establishment and utilization of $181.3 million in additional availability on new and existing lines of credit and senior indebtedness relating to loans partially offset by a $444,000 reduction of interest expense on long term debt secured by consolidated real estate interests, due to the disposition of a consolidated real estate interest in June 2004. We anticipate our interest expense will increase as we increase our use of leverage to enhance our return on our investments.

     Property Operating Expenses; Depreciation and Amortization. Property operating expenses were $4.0 million and $11.8 million for the three and nine months ended September 30, 2005, respectively, compared to $3.6 million and $10.0 million for the three and nine months ended September 30, 2004, respectively. Depreciation and amortization was $1.2 million and $3.3 million for the three and nine months ended September 30, 2005, respectively, as compared to $854,000 and $2.7 million for the three and nine months ended September 30, 2004, respectively. The increases in property operating expenses and depreciation and amortization from the three and nine months ended September 30, 2004 to the corresponding periods in 2005 were due to the net effect of the consolidation of one real estate interest in August 2004, partially offset by the disposition of one consolidated real estate interest in June 2004, as discussed in "Rental Income" above.

     Included in property operating expenses are management fees paid to Brandywine Construction & Management, Inc., an affiliate of the spouse of our chairman and chief executive officer, for providing real estate management services for the real estate underlying four of our interests in real estate during both the three and nine months ended September 30, 2005, and for the real estate underlying five of our interests in real estate during both the three and nine months ended September 30, 2004. Fees paid to Brandywine for its services totaled $131,000 and $401,000 for the three and nine months ended September 30, 2005, respectively, and for the three and nine months ended September 30, 2004, fees paid to Brandywine were $147,000 and $393,000, respectively. In addition, at September 30, 2005 and 2004, Brandywine provided management services for real estate underlying six and eight, respectively, of our investments in real estate whose operations are not included in our consolidated financial statements. We anticipate that we will continue to use Brandywine to provide real estate management services.

     Salaries and Related Benefits; General and Administrative Expense. Salaries and related benefits were $1.4 million and $3.9 million for the three and nine months ended September 30, 2005, respectively, as compared to $928,000 and $3.5 million for the three and nine months ended September 30, 2004, respectively. The increase in salaries and related benefits from the three and nine months ended September 30, 2004 to the corresponding periods in 2005 were primarily due to the grant, in July 2005, of 8,966 phantom units pursuant to our equity compensation plan.

     General and administrative expenses were $923,000 and $3.0 million for the three and nine months ended September 30, 2005, respectively, as compared to $736,000 and $3.5 million for the three and nine months ended September 30, 2004, respectively. The increase in general and administrative expenses from the three months ended September 30, 2004 to the corresponding period in 2005 was primarily due to an increase in regulatory compliance costs. The decrease in general and administrative expenses from the nine months ended September 30, 2004 to the corresponding period in 2005 was primarily due to approximately $630,000 of non-recurring business development expenses recognized in the second quarter of 2004 partially offset by an increase in regulatory compliance costs in 2005.

     Included in general and administrative expense is rental expense relating to our downtown Philadelphia office space. We sublease these offices pursuant to two operating leases that provide for annual rentals based upon the amount of square footage we occupy. The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with The Bancorp, Inc. We paid rent to Bancorp in the amount of $78,000 and $62,000 for the three months ended September 30, 2005 and 2004, respectively, and $217,000 and $189,000 for the nine months ended September 30, 2005 and 2004, respectively. The other sublease is with The Richardson Group, Inc. We paid rent to Richardson in the amount of $10,000 and $14,000 for the three months ended September 30, 2005 and 2004, respectively and $33,000 and $42,000 for the nine months ended September 30, 2005 and 2004, respectively. Also included in general and administrative expenses is $15,000 and $45,000 paid in the three and nine months ended September 30, 2005, respectively to Bancorp for technical support services provided to us. The same amounts were paid to Bancorp for these services for the three and nine months ended September 30, 2004. Our relationships with Bancorp and Richardson are described in note 9 of our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As part of our business, we acquire and dispose of real estate investments and, as a result, expect that we will engage in routine litigation in the ordinary course of that business. In December 2002 we entered into a contract pursuant to which we sold the 1% general partnership interest and 88% limited partnership interest in a partnership that owns a property located in Philadelphia, Pennsylvania to affiliates of Michael Axelrod. On August 12, 2004, a complaint was filed in the United States District Court of the Eastern District of Pennsylvania by Axelrod and these affiliates naming us and certain of our affiliates, Brandywine Construction and Management, Inc. and certain of its affiliates, the Federal National Mortgage Association and Capri Capital Finance, LLC, as defendants. The complaint, which is based upon alleged breaches of contractual representations and/or alleged fraudulent representations made with respect to the condition of this property, seeks rescission of the contract and damages. Plaintiffs have made related claims for damages based upon purported breach of contract, and are seeking equitable relief declaring us responsible for certain senior indebtedness on the property. All defendants filed motions to dismiss the action. On September 27, 2005, the court dismissed the Federal National Mortgage Association and Capri Capital Finance, LLC from the case. The court also dismissed the conspiracy claim. On October 7, 2005, Brandywine and its affiliates filed a motion for reconsideration of the Court's September 27, 2005 ruling. On October 12, 2005, we and our affiliates filed a motion to dismiss for lack of subject matter jurisdiction claiming the dismissal of Federal National Mortgage Association divested the court of jurisdiction over the action. This motion is pending before the court and could result in the dismissal of all claims without prejudice. The proceedings are still in the early stages and we intend to vigorously defend the matter. Management does not expect that the resolution of this matter will have a material adverse effect on our consolidated financial position or results of operations

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

                      ISSUER PURCHASES OF EQUITY SECURITIES

                        (A) TOTAL                     (C) TOTAL NUMBER OF       (D) MAXIMUM
                        NUMBER OF                     SHARES PURCHASED AS     NUMBER OF SHARES
                       SHARES (OR     (B) AVERAGE       PART OF PUBLICLY      THAT MAY YET BE
                         UNITS)      PRICE PAID PER    ANNOUNCED PLANS OR   PURCHASED UNDER THE
       PERIOD           PURCHASED   SHARE (OR UNIT)         PROGRAMS         PLANS OR PROGRAMS
--------------------   ----------   ---------------   -------------------   -------------------
7/1/2005 - 7/31/2005       --                --                --                    --
8/1/2005 - 8/31/2005       --                                  --                    --
9/1/2005 - 9/30/2005    3,198(1)         $31.27                --                    --
Total                   3,198            $31.27                --                    --

----------
(1) These shares were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by an employee to us as payment for an option exercise.

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

                                        RAIT INVESTMENT TRUST
                                        (Registrant)


November 3, 2005                        /s/ Ellen J. DiStefano
DATE                                    ----------------------------------------
                                        Ellen J. DiStefano
                                        Chief Financial Officer
                                        (On behalf of the registrant and as its
                                        principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
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

3.8(1)     Limited Partnership Agreement of RAIT Partnership, L. P.

4.1(3)     Form of Certificate for Common Shares of Beneficial Interest.

4.2(7)     Form of Certificate for 7.75% Series A Cumulative Redeemable
           Preferred Shares of Beneficial Interest.

4.3(6)     Form of Certificate for 8.375% Series B Cumulative Redeemable
           Preferred Shares of Beneficial Interest.

10.1(8)    Form of Letter to Trustees Regarding the redemption of Phantom Shares

10.2(8)    Form of Share Award Agreement with full vesting

10.3(8)    Form of Unit Award to Cover Grants to Employees

10.4(8)    Form of Unit Award to Cover Grants to Section 16 Officers

10.5(8)    Form of Unit Award to Cover Grants to Non-Employee Trustees

10.6       Revolving Credit Agreement dated as of October 24, 2005 among RAIT
           Investment Trust, RAIT Partnership, L.P., and RAIT Asset Holdings,
           LLC, as Borrowers, certain subsidiaries of the borrowers from time to time party thereto, as Guarantors, the lenders from time to time party thereto, KeyBank National Association, as Administrative Agent,
           Bank of America, N.A., as Syndication Agent and KeyBanc Capital
           Markets, as Sole Lead Arranger and Sole Book Manager.

15.1       Awareness Letter from Independent Accountants.

31.1       Rule 13a-14(a) Certification by the Chief Executive Office of RAIT
           Investment Trust.

31.2       Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT
           Investment Trust.

32.1       Section 1350 Certification by the Chief Executive Officer of RAIT
           Investment Trust.

32.2       Section 1350 Certification by the Chief Financial Officer of RAIT
           Investment Trust.

----------
(1) Incorporated herein by reference to RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-35077), as amended.

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

(8) Incorporated herein by reference to RAIT Investment Trust's Form 8-K as filed with the Securities and Exchange Commission on July 25, 2005 (File No. 1-14760).