Form 10-K
period 2005-12-31
RAIT INVESTMENT TRUST
filed 2006-03-07
CIK 1045425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2005 of $29.95, was approximately $808.7 million.
     As of March 1, 2006, 27,901,556 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement for registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS
      Statements we make in written or oral form to various persons, including statements made in this report and in other filings with the U.S. Securities and Exchange Commission, or the SEC, that are not historical in nature, including those using the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including, among other things:

•	business conditions and the general economy, especially as they affect interest rates;

•	defaults by borrowers in paying debt service on our loans, particularly our subordinated and discounted loans;

•	illiquidity of our portfolio of investments in real estate;

•	our possible inability to originate or acquire investments in real estate on favorable terms;

•	our possible inability to obtain capital resources and maintain liquidity through offerings of our securities, lines of credit or other means and

•	our possible inability to maintain our real estate investment trust qualification or our exemption from registration under the Investment Company Act.
      These risks and uncertainties and other risks, uncertainties and factors that could cause actual results to differ materially from those projected are discussed below in Item 1A — “Risk Factors” and elsewhere in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in or incorporated by reference into this report might not occur.

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
      We emphasize mezzanine and bridge financing which makes up most of our loan portfolio. Our bridge loans are generally first mortgages that we anticipate will be refinanced by our borrower in the short-term with traditional institutional lenders and lenders that securitize loans in order to repay us. In general, our mezzanine loans generate a higher rate of return to us than our bridge loans due to the additional risk we assume as a result of their subordinated status. The principal amounts of our mezzanine and bridge loans generally range between $250,000 and $50.0 million. We may provide financing in excess of our targeted size range where the borrower has a committed source of take-out financing, or we believe that it can arrange take-out financing, to reduce our investment to an amount within our targeted size range. Our financing is usually “non- recourse.” Non-recourse financing means the lender may look only to the assets securing the payment of the loan, subject to certain standard exceptions including liabilities relating to environmental issues, fraud and non-payment of real estate taxes. We may engage in recourse financing by requiring personal guarantees from controlling persons of our borrowers where we feel it is necessary to further protect our investment.
      We often provide mezzanine or other forms of subordinated financing where the terms of the loan secured by the first-lien on a property prohibit us from imposing a lien. We typically include one or more of the following provisions in these loans which we believe serve to mitigate our risk:

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
      Although we seek to incorporate some or all of these provisions in our subordinated financings, we may not be able to negotiate the inclusion of any or all of them. Moreover, none of these factors will assure that these loans are collected. See Item 1A — “Risk Factors — Investment Activity Risks” below.
      We often provide bridge financing where our borrower is unable to obtain financing from traditional institutional lenders and lenders that securitize loans within our borrower’s time constraints or because our borrower or the related real estate does not fall within the lending guidelines of these other lenders. Our bridge loans are structured as senior loans that may have a stated term of several years but that we anticipate will be refinanced by our borrower with these other lenders within a shorter term. However, borrowers are not required to prepay these loans, so we underwrite these loans assuming we may hold them to maturity.
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
      In addition to an agreed upon interest rate, we seek to enhance our return on investment from our real estate loans by obtaining prepaid interest or “points,” commitment fees, exit fees, cash flow and appreciation interests, or a combination of these fees and interests, from our borrowers. Cash flow and appreciation interests require a borrower to pay us additional amounts based upon a property’s generation of positive cash flow or increase in value. We may also provide additional services to a borrower for which we may obtain consulting fees.
      We may also seek to enhance our return by “leveraging” our loan in appropriate circumstances by selling a senior participation in the loan to another lender, by assigning our loan under one of our lines of credit to collateralize an advance under the line of credit or by borrowing under our credit facility. In each case, we do this only where we expect that the interest payable under the participation, the line of credit, or our credit facility will be less than the interest we receive from our loan so that we benefit from the portion of the interest we retain and the opportunity to seek to re-invest the proceeds of the participation or advance at a higher return.
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
      We generate a return on our consolidated real estate interests through our share of rents and other sources of income from the operations of the real estate underlying our investment. We may also participate in any increase in the value of the real estate in addition to current income. In appropriate circumstances we may also seek to enhance our return on these investments by “leveraging” or borrowing against this real estate underlying our investment.
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
      In certain circumstances, Financial Interpretation No. 46(R), or FIN 46(R), “Consolidation of Variable Interest Entities,” may require consolidation of a “variable interest entity” (as defined in FIN 46(R)) if we are the primary beneficiary of that entity. While we seek to structure our investments so that FIN 46(R) will not require consolidation, changed circumstances or changing interpretations of FIN 46(R), among other factors, may require such consolidation. We have included one variable interest entity in our consolidated financial statements. For further discussion of this investment, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Critical Accounting Policies, Judgments and Estimates.”
      We generate a return on our unconsolidated real estate interests primarily through distributions to us at a fixed rate based upon our investment from the net cash flow of the underlying real estate. We usually use this investment structure as an alternative to a mezzanine loan where the financial needs and tax situations of the borrower, the terms of senior financing secured by the underlying real estate or other circumstances make a mezzanine loan undesirable. In these situations, the remaining equity in the entity is held by other investors who retain control of the entity. These unconsolidated real estate interests generally give us a preferred position over the remaining equity holders as to distributions and upon liquidation, sale or refinancing, provide for distributions to us and a mandatory redemption date. They may have conversion or exchange features and voting rights in certain circumstances. In the event of non-compliance with certain terms of our unconsolidated interests, our unconsolidated interests may provide that our interest becomes the controlling or sole equity interest in the entity. Although we seek to incorporate some or all of these provisions in our unconsolidated real estate interest financings, we may not be able to negotiate the inclusion of any or all of them. Moreover, none of these factors will assure the return on our investment. In addition, all of the entities in which we have non-controlling interests are subject to other financing that ranks senior to our investment. The terms of this senior financing may limit or restrict distributions by the entity to us in the event of a default under such senior financing. See Item 1A — “Risk Factors — Investment Activity Risks” below. We believe that our ability to provide a financing structure through these unconsolidated interests is advantageous because it allows us flexibility in addressing our borrower’s needs in situations where debt financing may not be appropriate while providing us with rights we believe are sufficient to protect our investment.

Sources of Potential Real Estate Investments
      To generate loan originations, loan acquisitions and investments in real estate, we rely primarily upon the following sources:

•	The relationships developed by our senior management in the mortgage lending, real estate and real estate finance industries with developers, commercial real estate brokers, mortgage bankers, real estate investors and other direct borrowers or referral sources. With respect to loan acquisition, we also rely on our senior management’s existing knowledge of and relationships with institutional lenders who may wish to dispose of under-performing loans in their existing portfolios that meet our financing criteria. These institutional lenders may also refer to us loan opportunities presented to them that they do not wish to underwrite.

•	Our network of correspondents that we have been developing since 2003. Our correspondents consist of mortgage brokers, insurance companies and others with whom we establish referral arrangements that may be exclusive or non-exclusive.

•	Through our “seamless mezzanine” program and our “delegated underwriting” loan program, we have initiated arrangements with several mortgage lenders establishing the terms on which we would provide mezzanine loans in conjunction with mortgage loans made by these lenders.
      We are also continuing to develop our “AcceleRAIT” program which uses proprietary methods to seek to identify borrowers who may be seeking to refinance their loans.
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
Certain Financial Guidelines
      We have established financial guidelines for use in evaluating potential investments in real estate. We may depart from one or more of the guidelines in underwriting any particular investment depending on the overall characteristics of that investment. The general guidelines with regard to the real estate underlying a potential investment in a real estate loan or real estate interest include the following:

•	the ratio of underwritten cash flow to debt service on third-party senior lien loans will be at least 1.25 to 1;

•	the ratio of underwritten cash flow to debt service and other payments due on both senior loans and our investment will be at least 1.1 to 1;

•	the aggregate of all outstanding third-party senior debt may not exceed 80% of the appraised value of the property, and

•	the borrower’s equity investment will be at least 10% of either the appraised value, or the total cost of the property, depending upon the situation.
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

Notwithstanding the foregoing, these guidelines may be changed without notice to or approval by our shareholders.
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
      In our “seamless mezzanine” program and “delegated underwriting” program, we develop arrangements with mortgage lenders where we make a mezzanine loan in conjunction with a mortgage loan made by the mortgage lender. In our “seamless mezzanine” program, we follow the investment procedures described above. In our “delegated underwriting” program, we enter into program agreements with carefully selected mortgage lenders that provide that the mortgage lender will locate, qualify, and underwrite both the mortgage loan and mezzanine loan. The mezzanine loans must conform to the business, legal and documentary parameters in the program agreement. In most cases, we expect that we will acquire the mezzanine loan from the mortgage lender at the closing of the mezzanine loan. In general, if any variations are identified or any of the required deliveries are not received, we will have a period of time to notify the mortgage lender whether we elect to either waive the variations or require the mortgage lender to repurchase the mezzanine loan. We expect that each loan made under any “delegated underwriting” program will be between $250,000 and $2.5 million.
Location of Properties Relating to Investments
      We generally invest in real estate located in mature markets in the Northeast, Mid-Atlantic, Central, Southeast and West regions of the United States. Although we anticipate that we will continue to focus on these regions for the foreseeable future, we have no geographic limitations within our organizational documents on where we may invest and, accordingly, we may invest in other areas.

Types of Properties Relating to Investments
      We focus our investing activities on multi-family residential, office, retail and other commercial properties. We do not normally invest in undeveloped property, or make investments in situations involving new construction except where the underlying property, and any additional real estate collateral we may require as security, as it exists at the time of investment, meets our loan-to-value and cash flow guidelines. We have no limitations within our organizational documents on the amount or percentage of our loans or investments we may make in any category of property.
Loan Portfolio
      The following table sets forth information regarding our loans as of December 31, 2005:

	Book Value	Number	Average Loan	Range of	Range of
Type of Loan	of Loans	of Loans	to Value(1)	Loan Yields(2)	Maturities

First mortgages	$424,098,275	34	75%	6.17% - 16.0%	1/20/06 - 12/28/08
Mezzanine loans	$291,158,720	75	83%	10.0% - 17.9%	1/30/06 - 5/1/21

(1)	Calculated as the sum of the outstanding balance of our loan and senior loan (if any) divided by the current appraised value of the underlying collateral.

(2)	Our calculation of loan yield includes points charged.
      Not included in the loan table above is a first mortgage with a carrying amount of $40.8 million This loan is considered a “variable interest” in a “variable interest entity” (as defined in FIN 46(R)), and we are the primary beneficiary of that entity. Accordingly, we have included the variable interest entity in our consolidated financial statements. For further discussion, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Critical Accounting Policies, Judgments and Estimates.”
Portfolio of Real Estate Interests

Consolidated Real Estate Interests
      As of December 31, 2005, we owned the following controlling interests in entities that own real estate. We account for these interests on a consolidated basis:

•	100% limited and general partnership interest in a limited partnership that owns an office building in Rohrerstown, Pennsylvania with 12,630 square feet on 2.93 acres used as a diagnostic imaging center. We acquired this interest for $1.7 million. After acquisition, we obtained non-recourse financing of $1.1 million ($959,442 at December 31, 2005), which bears interest at an annual rate of 7.33% and is due on August 1, 2008.

•	100% membership interest in a limited liability company that owns a 216-unit apartment complex and clubhouse in Watervliet, New York. We acquired this property in January 2002 for $8.7 million, which included the assumption of non-recourse financing in the original principal amount of $5.5 million ($5.1 million at December 31, 2005). The loan we assumed bears interest at an annual rate of 7.27% and matures on January 1, 2008.

•	84.6% membership interest in a limited liability company that owns a 44,517 square foot office building in Rockville, Maryland. In October 2002, we acquired 100% of the limited liability company for $10.7 million and simultaneously obtained non-recourse financing of $7.6 million ($7.2 million at December 31, 2005). The loan bears interest at an annual rate of 5.73% and is due November 1, 2012. In December 2002 we sold a 15.4% interest in the limited liability company to a partnership whose general partner is a son of our chairman and chief executive officer. The buyer paid $513,000, which approximated the book value of the interest being purchased. No gain or loss was recognized on the sale.

•	100% membership interest in a limited liability company that owns a 110,421 square foot shopping center in Norcross, Georgia. In 1998, we made loans in the aggregate amount of $2.8 million to the former owner of the property. In July 2003, we negotiated our acquisition of this property from this former owner. At that time, we assumed the existing senior, non-recourse mortgage financing on the property ($8.9 million outstanding at December 31, 2005), which bears interest at an annual rate of 7.55% and is due on December 1, 2008. This property currently generates a level of net operating income that is sufficient to service the senior loan and to provide us with a current return on our real estate investment that is comparable to our original loan terms.

•	First mortgage with a carrying amount of $40.8 million secured by a 594,000 square foot office building in Milwaukee, Wisconsin. In June 2003, we purchased the loan, which had a face value in excess of $40.0 million, for $26.8 million. Upon entering into a forbearance agreement with the owner of the property in August 2004, we determined that the borrowing entity was a variable interest entity (as defined in FIN 46(R)) of which we were the primary beneficiary. Accordingly, we have included the variable interest entity in our consolidated financial statements. For further discussion see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Critical Accounting Policies, Judgments and Estimates.”

•	Two parcels of land located in Willow Grove, Pennsylvania with a book value of $613,500 at December 31, 2005.

Consolidated Real Estate Interest Held for Sale
      As of December 31, 2005, we owned the following consolidated, controlling interest in an entity that owned an property that we classified as “held for sale”. For further discussion of our accounting treatment of this interest, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Critical Accounting Policies, Judgments and Estimates.”

•	89% general partnership interest in a limited partnership that owns a building in Philadelphia, Pennsylvania with 456,000 square feet of office/retail space. In 1998, we acquired our ownership interest for $750,000 and, in March 2001, we acquired two subordinated loans with respect to this property for $20.2 million. The aggregate original principal amount of the two loans was $23.2 million. In addition to these two loans, the property is subject to non- recourse financing in the original amount of $44.0 million ($40.2 million at December 31, 2005), which bears interest at an annual rate of 6.85% and is due on August 1, 2008.

Unconsolidated Real Estate Interests
      As of December 31, 2005, we owned the following unconsolidated, non-controlling equity interests in entities owning real estate:

•	20% beneficial interest in a trust that owns a 58-unit apartment building in Philadelphia, Pennsylvania and a 20% partnership interest in a general partnership that owns an office building with 31,507 square feet in Alexandria, Virginia. In September 2002, we received these interests, together with a cash payment of $2.5 million, in repayment of two of our loans with a combined net book value of $2.3 million. We recorded these interests at their current fair value based upon discounted cash flows and recognized income from loan satisfaction in the amount of $3.2 million. As of December 31, 2005, the Pennsylvania property is subject to non-recourse financing of $2.9 million bearing interest at 6.04% and maturing on February 1, 2013. The Virginia property is subject to non- recourse financing of $3.4 million bearing interest at 6.75% and maturing on March 1, 2013.

•	Class B limited partnership interest in a limited partnership that owns a 363-unit multifamily apartment complex in Pasadena (Houston), Texas. We acquired our interest in September 2003 for $1.9 million. In July 2004, we contributed an additional $600,000 to the limited partnership. The property is subject to non-recourse financing of $8.0 million at December 31, 2005, which bears interest at the 30-day London interbank offered rates, or LIBOR, plus 3.0% (7.39% at December 31, 2005, but limited by overall interest rate cap of 6.0%) with a LIBOR floor of 2.0%, and is due on October 9, 2006.

•	3% interest in a limited liability company that has a 99.9% limited partnership interest in a limited partnership that owns a 504-unit multifamily apartment complex in Sugarland (Houston), Texas. We acquired our interest in April 2004 for $5.6 million. The property is subject to non-recourse financing of $14.3 million at December 31, 2005, which bears interest at an annual rate of 4.84%, and is due on November 1, 2009.

•	0.1% Class B membership interest in a limited liability company that has a 100% interest in a limited liability company that has an 89.94% interest in a trust that owns a 737,308 square foot 35-story urban office building in Chicago, Illinois. We acquired our interest in December 2004 for $19.5 million. The property is subject to non-recourse financing of $91.0 million at December 31, 2005, which bears interest at an annual rate of 5.3% and is due January 1, 2015.

•	Class B membership interests in each of two limited liability companies which together own a 231-unit multifamily apartment complex in Wauwatosa, Wisconsin. We acquired our membership in December 2004 for $2.9 million. The property is subject to non-recourse financing of $18.0 million at December 31, 2005, which bears interest at 5.3% and is due January 1, 2014.

•	Class B membership interests in two limited liability companies, each owning a multi-family apartment complex. One owns a 264-unit complex in Bradenton, Florida (subject to non-recourse financing of $14.0 million at December 31, 2005) and the other owns a 430-unit complex in Orlando, Florida (subject to non-recourse financing of $23.5 million at December 31, 2005). We acquired our membership interests in May 2005 for an aggregate amount of $9.5 million. Both senior loans bear interest at 5.31% and mature on June 1, 2010.

•	A 20% residual interest in the net sales proceeds resulting from any future sale of a 27-unit apartment building located in Philadelphia, Pennsylvania. The property had been part of the collateral underlying one of our mezzanine loans until the loan was repaid in full in December 2005. The book value of our interest at December 31, 2005, $883,600, is computed using an assumed sale price that is based upon a current third-party appraisal.
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
Employees
      As of March 1, 2006, we had 35 employees and believe our relationships with our employees to be good. Our employees are not represented by a collective bargaining agreement.
Available Information
      We file annual, quarterly and current reports, proxy statements and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our internet address is http://www.raitinvestmenttrust.com. We make our SEC filings available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our website.

Item 1A.	Risk Factors
      This section describes material risks affecting our business. In addition, in connection with the forward-looking statements that appear in this annual report, we urge you to review carefully not only the factors discussed below but also the cautionary statements referred to in “Forward-Looking Statements.”
Investment Activity Risks
      The value of our investments depends on conditions beyond our control. Our investments are primarily loans secured directly or indirectly by real estate, interests in entities whose principal or sole assets are real estate or direct ownership of real estate. As a result, the value of our investments depends primarily upon the value of the real estate underlying our investments which is affected by numerous factors beyond our control including general and local economic conditions, neighborhood values, competitive overbuilding, weather, casualty losses, occupancy rates and other factors beyond our control. The value of this underlying real estate may also be affected by factors such as the costs of compliance with use, occupancy and similar regulations, potential or actual liabilities under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. Operating and other expenses of this underlying real estate, particularly significant expenses such as mortgage payments, insurance, real estate taxes and maintenance costs, generally do not decrease when income decreases and, even if revenues increase, operating and other expenses may increase faster than revenues.
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
      Longer term, subordinate and non-traditional loans may be illiquid and their value may decrease. Our loans generally have maturities between two and ten years, are subordinated and typically do not conform to traditional loan underwriting criteria. Our loans are relatively illiquid investments and we may be unable to vary our portfolio promptly in response to changing economic, financial and investment conditions. As a result, the fair market value of our portfolio may decrease in the future.
      Our real estate interests are illiquid and their value may decrease. Real estate interests are relatively illiquid. Therefore, we may have only a limited ability to vary our portfolio of real estate interests quickly in response to changes in economic or other conditions. As a consequence, the fair market value of some or all of our real estate interests may decrease in the future. Provisions in the Internal Revenue Code and related regulations impose a 100% tax on gains realized by a REIT from property held as a dealer primarily for sale to customers in the ordinary course of business. These provisions may limit our ability to sell our real estate interests. For a discussion of federal income tax considerations in selling a real estate interest, you should read — “Legal and Tax Risks — Gain on disposition of assets deemed held for sale in ordinary course subject to 100% tax” below.
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
      Interest rate changes may adversely affect our investments. Changes in interest rates affect the market value of our investment portfolio. In general, the market value of a loan will change in inverse relation to an interest rate change where a loan has a fixed interest rate or only limited interest rate adjustments. Accordingly, in a period of rising interest rates, the market value of such a loan will decrease. Moreover, in a period of declining interest rates, real estate loans with rates that are fixed or variable only to a limited extent may have less value than other income-producing securities due to possible prepayments. Interest rate changes will also affect the return we obtain on new loans. In particular, during a period of declining rates, our reinvestment of loan repayments may be at lower rates than we obtained in prior investments or on the repaid loans. Also, increases in interest rates on debt we incur may not be reflected in increased rates of return on the investments funded through such debt, which would reduce our return on those investments. Accordingly, interest rate changes may materially affect the total return on our investment portfolio, which in turn will affect the amount available for distribution to shareholders.
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
      Appreciation interests may cause us to lose our lien priority. Because appreciation interests allow us to participate in the increase in a property’s value or revenue, courts, including a court in a borrower’s bankruptcy, arrangement or similar proceeding, could determine that we should be treated as a partner of, or joint venturer with, the borrower. If a court makes that determination, we could lose our lien priority in the property or lose any benefit of our lien.
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
      We may need to make significant capital improvements to our properties in order to remain competitive. The properties underlying our consolidated real estate interests may face competition from newer, more updated properties. In order to remain competitive, we may need to make significant capital improvements to these properties. In addition, in the event we need to re-lease a property, we may need to make significant tenant improvements. The costs of these improvements could impair our financial performance.
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
      Real estate with environmental problems may create liability for us. The existence of hazardous or toxic substances on a property will adversely affect its value and our ability to sell or borrow against the property. Contamination of real estate by hazardous substances or toxic wastes not only may give rise to a lien on that property to assure payment of the cost of remediation, but also can result in liability to us as owner, operator or lender for that cost. Many environmental laws can impose liability whether we know of, or are responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses, and may materially limit our use of our properties and our ability to make distributions to our shareholders. In addition, future or amended laws, or more stringent interpretations or enforcement policies with respect to existing environmental requirements, may increase our exposure to environmental liability.
      Compliance with Americans with Disabilities Act may reduce our ability to make distributions. Under the Americans with Disabilities Act of 1990, all public accommodations must meet federal requirements for access and use by disabled persons. In spite of our investment procedures, it is possible that real estate relating to one of our investments could be found not to fully comply with the Americans with Disabilities Act. Such a finding could result in liability for both governmental fines and damages to private parties. This could reduce the revenues from that real estate that otherwise would be available to our borrower to pay interest on our loans or reduce the income to us from our interest in that real estate. As a result, if we or our borrowers were required to make unanticipated major modifications to comply with the Americans with Disabilities Act, the resulting expense could reduce our ability to make distributions to our shareholders.
      Because we must distribute a substantial portion of our income to our shareholders, we will continue to need additional debt and/or equity capital to grow. We generally must distribute at least 90% of our taxable income to our shareholders to maintain our REIT status. As a result, those earnings will not be available to fund our activities. We have historically funded our growth by borrowing from financial institutions and raising capital in the public capital markets. We expect to continue to fund our growth this way. If we fail to obtain funds from these sources, our ability to grow would be limited, which could reduce the value of our common shares.
      Lack of geographic diversification exposes our investments to a higher risk of loss from regional economic factors. We generally invest in real estate located in mature markets in the Northeast, Mid-Atlantic, Central, Southeast and West regions of the United States. This lack of geographic diversification may make our investment portfolio more sensitive to economic developments within a regional area, which may result in reduced rates of return or higher rates of default than might be incurred with a more geographically diverse investment portfolio.
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
      We use variable rate lines of credit to and a credit facility to leverage fixed rate lending assets which may adversely affect our returns if interest rates rise. We often use amounts borrowed under our lines of credit and credit facility to leverage investments we make. Our lines of credit and credit facility bear interest at variable rates. Our investments usually have a fixed rate of return. In the event the interest rate on amounts borrowed under these lines of credit or credit facility to leverage our investments rises, our return on these investments will be reduced.
      Concentration of our investments increases our dependence on individual investments. Although we generally invest between $250,000 and $50.0 million in a loan or real estate interest, our organizational documents do not limit the size of our investments. If we make larger investments, our portfolio will be concentrated in a smaller number of assets, increasing the risk of loss to shareholders if a default or other problem arises with respect to any one investment. If we make material investments in any single borrower or group of affiliated borrowers, the failure of that borrower or group to perform their obligations to us could increase the risk of loss to our shareholders.
      Adverse developments in any arrangement with a third party that was the source of a material amount of our investments could adversely impact our growth. Our growth is dependent on our ability to continue to generate sufficient attractive investment opportunities. We have initiated numerous arrangements with third parties intended to increase our sources for originating investments in real estate. In our “seamless mezzanine” and “delegated underwriting” programs, we initiated arrangements with several first-lien conduit lenders establishing the terms on which we would provide mezzanine loans in conjunction with first lien loans made by these lenders. We also started a “correspondent” program seeking to establish arrangements with potential referral sources. In the event any arrangement with a particular third party, whether through these programs or otherwise, became the source of a large percentage of our investments, any adverse developments in such an arrangement could impair our growth. Failure of that arrangement could reduce our ability to maintain and build our portfolio.
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
      Loss of our Investment Company Act exemption would affect us adversely. We believe that we are not an investment company under the Investment Company Act and intend to conduct our operations so that we do not become an investment company. The Investment Company Act exempts from its registration requirements entities that, directly or through majority-owned subsidiaries, are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Under current SEC interpretations, in order to qualify for a “no-action” position from the SEC with respect to the availability of this exemption, at least 55% of our assets must be invested in these liens and interests and an additional 25% must be invested in these types of liens and interests or in other “real estate type” assets. We believe that, generally, a loan will be considered to be a mortgage or other lien on real estate if we obtain foreclosure rights. We typically seek to obtain these rights in our loans. We have not, however, obtained an exemptive order, no-action letter or other form of interpretive guidance from the SEC on this position. If the SEC takes a different position, our portfolio may not have a composition that allows us to qualify under the exemption we claim. If we do not qualify, we must either change our operations and our asset composition to claim the exemption or register as an investment company. Either alternative could adversely affect us and the market price of our shares.
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
Item 1B.     Unresolved Staff Comments
      We have not received written comments from the Securities and Exchange Commission staff regarding our periodic or current reports under the Securities and Exchange Act of 1934 that remain unresolved that we believe are material.

Item 2.	Properties
      Our principal executive office is located in Philadelphia, Pennsylvania. We sublease this office pursuant to two operating leases that provide for annual rentals based upon the amount of square footage we occupy.

The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with The Bancorp, Inc. We paid rent to Bancorp of approximately $295,000, $251,000, and $244,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The other sublease is with The Richardson Group, Inc. We paid rent to Richardson of approximately $43,000, $56,000, and $55,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Effective April 1, 2005, Richardson relinquished to the landlord its leasehold on a portion of the space they had subleased to us. Simultaneously, Bancorp entered into a lease agreement with the landlord for that space. We then entered into a new sublease with Bancorp for that space at annual rentals based upon the amount of square footage we occupy. Certain of our executive officers have other relationships with Bancorp and Richardson. See notes 13 and 14 of our consolidated financial statements. We also sublease suburban Philadelphia, Pennsylvania office space at an annual rent of $15,600. This sublease currently terminates in February 2007 but renews automatically each year for a one-year term unless either party sends prior notice of termination of the sublease.
      For a description of our consolidated real estate interests, see Item 1 — “Business — Portfolio of Real Estate Interests — Consolidated Real Estate Interests.”

Item 3.	Legal Proceedings
      As part of our business, we acquire and dispose of real estate investments and, as a result, expect that we will engage in routine litigation in the ordinary course of that business. Management does not expect that any such litigation will have a material adverse effect on our consolidated financial position or results of operations.
      On August 12, 2004, a civil action was commenced in the United States District Court of the Eastern District of Pennsylvania by Michael Axelrod and certain of his affiliates naming us and certain of our affiliates, among others, as defendants. The civil action arose out of our sale of a consolidated real estate interest to these affiliates and was based upon alleged misrepresentations made with respect to the condition of the property underlying this interest, which we denied. On March 1, 2006, the parties to this civil action entered into a settlement agreement to settle and dismiss this civil action with prejudice and to exchange mutual releases, without the admission of liability by any party. We expect that a stipulation to dismiss all claims and counterclaims in this civil action will be filed with the court during March 2006.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.

PART II

Item 5.	Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      Our common shares trade on the New York Stock Exchange under the symbol “RAS.” We have adopted a Code of Business Conduct and Ethics, which we refer to as the Code, for our trustees, officers and employees intended to satisfy New York Stock Exchange listing standards and the definition of a “code of ethics” set forth in Item 406 of Regulation S-K. We also have adopted Trust Governance Guidelines and charters for the audit, compensation, investment and nominating committees of the board of trustees intended to satisfy New York Stock Exchange listing standards. The Code, these guidelines and these charters are available on our website at http://www.raitinvestmenttrust.com and are available in print to any shareholder upon request. Please make any such request in writing to RAIT Investment Trust, c/o RAIT Partnership, L.P., 1818 Market Street, 28th Floor, Philadelphia, PA 19103, Attention: Investor Relations. Any information relating to amendments to the Code or waivers of a provision of the Code required to be disclosed pursuant to Item 5.05 of Form 8-K will be disclosed through our website.
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

			Cash Distributions
			Declared Per
	High	Low	Share

Fiscal 2005
Fourth quarter	$28.75	$24.71	0.61
Third quarter	31.72	27.70	0.61
Second quarter	30.99	26.10	0.61
First quarter	28.00	25.41	0.60
Fiscal 2004
Fourth quarter	$29.25	$26.09	0.60
Third quarter	27.75	23.63	0.60
Second quarter	29.30	21.25	0.60
First quarter	29.55	25.25	0.60
      As of February 24, 2006 there were 27,900,289 common shares outstanding held by 557 persons of record and 22,582 beneficial owners.

Equity Compensation Plan Information
      The following table sets forth certain information regarding our equity compensation plans as of December 31, 2005.

	(a)
	Number of	(b)
	Securities to be	Weighted	(c)
	Issued upon	Average Exercise	Number of Securities
	Exercise of	Price of	Remaining Available for
	Outstanding	Outstanding	Future Issuance under
	Options,	Options,	Equity Compensation Plans
	Warrants, and	Warrants, and	(Excluding Securities
Plan Category	Rights	Rights	Reflected in Column(a))

Equity compensation plans approved by security holders
Options	477,360	$17.51
Phantom shares	4,136	n/a
Phantom units	11,316	n/a

Subtotal	492,812		1,600,348
Equity compensation plans not approved by security holders(1)	58,912	n/a	—

(1)	Relates to a supplemental executive retirement plan, or SERP, established for our chief executive officer as required by her employment agreement. Our board of trustees and the compensation committee of the board of trustees approved this SERP and the issuance of these shares to the trust established to fund the SERP. Shareholder approval of this compensation plan was not required. See note 10 of our consolidated financial statements for a description of the SERP.

Item 6.	Selected Financial Data
      The following selected financial and operating information should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and our financial statements, including the notes thereto, included elsewhere herein.

	As of and For the Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands except per share data)
Operating Data:
Total revenues	$110,553	$83,360	$63,106	$53,409	$39,680
Total costs and expenses	35,274	24,692	19,954	18,949	19,221
Net income before gain on sale of consolidated real estate interests, loss on sale of unconsolidated real estate interest, gain on involuntary conversion, gain on sale of loan, income from loan satisfaction and gain on early extinguishment of debt	75,246	60,638	43,186	34,401	20,500
Net income from continuing operation	75,047	64,323	45,559	41,381	25,688
Net income available to common shareholders	67,951	60,878	47,164	43,505	26,914
Net income from continuing operations per common share basic	2.48	2.42	2.16	2.37	2.56
Net income per common share basic	2.59	2.49	2.24	2.50	2.68
Net income from continuing operations per common share diluted	2.46	2.41	2.15	2.36	2.53
Net income per common share diluted	2.57	2.48	2.23	2.48	2.65
Balance Sheet Data:
Total assets	1,024,585	729,498	534,555	438,851	333,166
Indebtedness secured by real estate(1)	130,492	116,776	131,501	115,029	109,559
Unsecured line of credit	240,000	—	—	—	—
Secured lines of credit	22,400	49,000	23,904	30,243	2,000
Shareholders’ equity	609,235	541,710	363,402	277,595	211,025
Other Data:
Dividends per share	2.43	2.40	2.46	2.39	2.12

(1)	The sum of senior indebtedness relating to loans, long-term debt secured by consolidated real estate interests and liabilities underlying consolidated real estate interest held for sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
      We are a real estate investment trust, or REIT, formed under Maryland law. We make investments in real estate primarily by making real estate loans, acquiring real estate loans and acquiring real estate interests. Our principal business objective is to generate income for distribution to our shareholders from a combination of interest and fees on loans, rents and other income from our real estate interests, and proceeds from the disposition of real estate interests.
      During the past three fiscal years, we have achieved significant growth in our revenues and net income. Our operating revenues have grown 75% to $110.6 million in fiscal 2005 as compared to $63.1 million for fiscal 2003, while our net income has increased 44% to $68.0 million in fiscal 2005 as compared to $47.2 million in fiscal 2003. In addition, in each of the past two fiscal years, our assets have increased by over 35%. The principal reasons for this growth were:

•	Increased mezzanine and bridge loans and unconsolidated real estate interests — We continued to grow our core business of making mezzanine and bridge loans and acquiring unconsolidated real estate interests in 2005 and 2004. We originated, purchased or acquired $593.4 million, $423.6 million and $242.6 million, in the aggregate, of mezzanine and bridge loans and unconsolidated real estate interests in the years ended December 31, 2005, 2004 and 2003, respectively.

•	Increased use of leverage — During the year ended December 31, 2005 we leveraged our asset base by investing $121.5 million we obtained by incurring additional senior indebtedness relating to loans and $240.0 million we obtained from our unsecured revolving credit facility.
      The current relatively low interest rate environment compared to historical interest rates has had only a limited impact upon our ability to originate investments within our investment parameters, including our targeted rates of return. We attribute this to our ability to offer structured financing that accommodates senior financing sources, to respond quickly to a borrower’s requests and to tailor our financing packages to a borrower’s needs. As a result, we believe that we do not compete for a borrower’s business on interest rates alone. In addition, we are responding to the possibility of rising interest rates by making variable rate loans in certain circumstances and by entering into the unsecured revolving credit agreement described below under “Liquidity and Capital Resources.” This increases the aggregate amount available to us under our financing facilities and we anticipate that the rate of interest on amounts we borrow under this agreement will be substantially lower than those we could obtain under our secured lines of credit or that we could negotiate in connection with senior indebtedness relating to our loans.
Liquidity and Capital Resources
      The principal sources of our liquidity and capital resources from our commencement in January 1998 through December 31, 2005 were our public offerings of common shares, 7.75% Series A cumulative redeemable preferred shares and 8.375% Series B cumulative redeemable preferred shares. After offering costs and underwriting discounts and commissions, these offerings have allowed us to obtain net offering proceeds of $594.0 million. We expect to continue to rely on offerings of our securities as a principal source of our liquidity and capital resources.
      We issued 2,760,000 Series A preferred shares in March and April 2004 for net proceeds of $66.6 million. Our Series A preferred shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series A preferred shares have no maturity date and we are not required to redeem the Series A preferred shares at any time. We may not redeem the Series A preferred shares before March 19, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after March 19, 2009, we may, at our option, redeem the Series A preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For the years ended December 31, 2005 and 2004, we paid dividends on our Series A preferred shares of $5.4 million and $4.2 million, respectively.
      We issued 2,258,300 Series B preferred shares in October and November 2004 for net proceeds of $54.4 million. Our Series B preferred shares accrue cumulative cash dividends at a rate of 8.375% per year of the $25.00 liquidation preference, equivalent to $2.09375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series B preferred shares have no maturity date and we are not required to redeem the Series B preferred shares at any time. We may not redeem the Series B preferred shares before October 5, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after October 5, 2009, we may, at our option, redeem the Series B preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For the years ended December 31, 2005 and 2004, we paid dividends on our Series B preferred shares of $4.7 million and $1.1 million, respectively. Our Series A preferred shares and Series B preferred shares rank on a parity with respect to dividend rights, redemption rights and distributions upon liquidation.
      We also maintain liquidity through our unsecured credit facility and our secured lines of credit. At December 31, 2005, our unsecured credit facility provided for $305.0 million of maximum possible borrowings (we have the right to request an increase in the facility of up to an additional $45.0 million, to a maximum of $350.0 million, subject to certain pre-defined requirements) and three secured lines of credit, two of which each have $30.0 million of maximum possible borrowings, and the third of which has $25.0 million (as of March 2006, the maximum possible borrowing on this line increased to $50.0 million).
      The following are descriptions of our unsecured credit facility and secured lines of credit at December 31, 2005:

Unsecured Credit Facility
      On October 24, 2005, we entered into a revolving credit agreement with KeyBank National Association, as administrative agent, Bank of America, N.A., as syndication agent, KeyBanc Capital Markets, as sole lead arranger and sole book manager, and financial institutions named in the revolving credit agreement. The revolving credit agreement originally provided for a senior unsecured revolving credit facility in an amount up to $270.0 million, with the right to request an increase in the facility of up to an additional $80.0 million, to a maximum of $350.0 million. The original amount was increased by an additional $35.0 million to $305.0 million in December 2005. Borrowing availability under the credit facility is based on specified percentages of the value of eligible assets. The credit facility will terminate on October 24, 2008, unless we extend the term an additional year upon the satisfaction of specified conditions.
      Amounts borrowed under the credit facility bear interest at a rate equal to, at our option:

•	LIBOR (30-day, 60-day, 90-day or 180-day interest periods, at our option) plus an applicable margin of between 1.35% and 1.85% or

•	an alternative base rate equal to the greater of:

•	KeyBank’s prime rate or

•	the Federal Funds rate plus 50 basis points), plus an applicable margin of between 0% and 0.35%.
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
      At December 31, 2005, we had $240.0 million outstanding under the credit facility, of which $180.0 million bore interest at 5.87125% and $60.0 million bore interest at 7.25%. Based upon our eligible assets as of that date, we had $50.0 million of availability under the credit facility.

Secured Lines of Credit
      At December 31, 2005, we had $30.0 million of availability under the first of our two $30.0 million lines of credit. This line of credit bears interest at either:

•	the 30-day London interbank offered rate, or LIBOR plus 2.5% or

•	the prime rate as published in the “Money Rates” section of The Wall Street Journal, at our election.
Absent any renewal, the line of credit will terminate in October 2007 and any principal then outstanding must be repaid by October 2008. The lender has the right to declare any advance due and payable in full two years after the date of the advance.
      At December 31, 2005, we had $30.0 million of availability under the second of our $30.0 million lines of credit. This line of credit bears interest at the prime rate as published in the “Money Rates” section of The Wall Street Journal. This line of credit has a current term running through April 2006 with annual one-year extension options at the lender’s option and an 11-month non-renewal notice requirement.
      At December 31, 2005, we had no availability under our $25.0 million line of credit. This line of credit bears interest at the 30-day LIBOR plus 2.25%. As of December 31, 2005, the interest rate was 6.64%. In December 2005, the revolving feature of this credit line expired and all amounts then outstanding ($22.4 million) are to be repaid by December 2006. In March 2006, we renewed the revolving feature of the credit line and increased the maximum borrowing to $50.0 million.
      The aggregate amount of indebtedness outstanding under the secured lines of credit was $22.4 million at December 31, 2005. As of December 31, 2005, $28.8 million in principal amount of our loans were pledged as collateral for amounts outstanding under the secured lines of credit.
      In 2005, we chose to not renew our second $25.0 million line of credit and our $10.0 million line of credit because both of the lenders who provided the lines participated in our unsecured revolving credit facility.
      Our other sources of liquidity and capital resources include principal payments on, refinancings of, and sales of senior participations in loans in our portfolio as well as refinancings and the proceeds of sales and other dispositions of our real estate interests. These resources aggregated $501.6 million, $256.9 million, and $200.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      We also receive funds from a combination of interest and fees on our loans, rents and income from our real estate interests and consulting fees. As required by the Internal Revenue Code, we use this income, to the extent of not less than 90% of our taxable income, to pay distributions to our shareholders. For the years ended December 31, 2005, 2004 and 2003, we paid distributions on our common shares of $63.6 million, $58.5 million and $52.7 million, respectively, of which $63.2 million, $58.2 million and $52.4 million, respectively, was in cash and $354,000, $306,000 and $296,000, respectively, was in additional common shares issued through our dividend reinvestment plan. We also paid $10.1 million and $5.3 million of dividends on our Series A and Series B preferred shares, in the aggregate, for the years ended December 31, 2005 and 2004, respectively. We had no preferred shares outstanding for the year ended December 31, 2003 so we did not pay any preferred share dividends in that year. We expect to continue to use funds from these sources to meet these needs.
      We use our capital resources principally for originating and purchasing loans and acquiring real estate interests. For the year ended December 31, 2005, we originated or purchased 70 loans in the amount of $585.4 million, as compared to 57 and 23 loans in the amount of $388.6 million and $227.7 million for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2005, we invested

$8.0 million in unconsolidated real estate interests, as compared to $35.0 million and $14.9 million for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2005 we invested $2.4 million in our consolidated real estate interests, as compared to $4.7 million and $71,000 for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2005 we invested $6.4 million in our consolidated real estate interest held for sale, as compared to $0 and $1.2 million for the years ended December 31, 2004 and 2003, respectively.
      At December 31, 2005, we had approximately $71.6 million of cash on hand which, when combined with $67.2 million of loan repayments we received in January and February 2006, provided for $120.4 million of loans originated through February 28, 2006. We anticipate that we will use the $79.0 million available to be drawn on our unsecured credit facility (based upon our eligible assets at February 28, 2006, we are able to borrow up to the maximum $305.0 million and currently have $226.0 million outstanding on the line) to fund additional investments totaling approximately $85.2 million that we expect to make in March 2006.
      We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity and capital needs. We do not currently experience material difficulties in maintaining and accessing these resources. However, we could encounter difficulties in the future, depending upon the development of conditions in the credit markets and the other risks and uncertainties described in Item 1A — “Risk Factors” above.
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
      The following schedule summarizes our currently anticipated contractual obligations and commercial commitments as of December 31, 2005:

	Payments Due by Period

	Less Than	One to	Three to	More Than
Contractual Obligations	One Year	Three Years	Five Years	Five Years	Total

Operating leases	$390,019	$790,694	$658,912	$—	$1,839,625
Indebtedness secured by real estate(1)	27,656,943	94,545,692	394,421	6,253,409	128,850,465
Unsecured line of credit	—	240,000,000	—	—	240,000,000
Secured lines of credit	—	22,400,000	—	—	22,400,000
Deferred compensation(2)	—	500,664	—	—	500,664

	$28,046,962	$358,237,050	$1,053,333	$6,253,409	$393,590,754

(1)	Indebtedness secured by real estate consists of senior indebtedness relating to loans, long-term debt secured by consolidated real estate interests, and liabilities underlying a consolidated real estate interest held for sale.

(2)	Represents amounts due to fund our supplemental executive retirement plan or SERP. See note 10 of our consolidated financial statements.

Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements that we believe have had, or are reasonably likely to have, a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.
Results of Operations
      Interest Income. Interest income is comprised primarily of interest accrued on our loans. In addition, certain of our loans provide for additional interest payable to us based on the operating cash flow or appreciation in value of the underlying real estate. We recognize this additional interest or “accretable yield” over the remaining life of the loan, such that the return yielded by the loan remains at a constant level for its remaining life. Our interest income was $80.7 million, $61.0 million and $42.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.
      The $19.7 million increase in interest income from 2004 to 2005 was primarily due to:

•	an additional $31.8 million of interest earned on 101 loans totaling $763.9 million originated between January 1, 2004 and December 31, 2005, partially offset by a $14.3 million reduction of interest due to the repayment of 51 loans totaling $328.6 million during the same period;

•	$11.6 million of appreciation interests that were accreted into income and for which we collected cash, in the year ended December 31, 2005, relating to five loans that were repaid during the same period;

•	an increase of $834,000 in accretable yield included in our interest income from the year ended December 31, 2004 to the same period in 2005, relating to two loans where we have appreciation interests and

•	a decrease of $9.9 million of accretable yield due to the consolidation of a property underlying one of our loans in accordance with FIN 46, as we describe as we describe below in “Critical Accounting Policies, Judgments and Estimates.”
      The $18.7 million increase from 2003 to 2004 was primarily due to an additional $34.1 million of interest earned on 73 loans totaling $536.2 million originated between January 1, 2003 and December 31, 2004, partially offset by a $15.4 million reduction of interest due to the repayment of 51 loans totaling $385.1 million during the same period.
      Rental Income. At December 31, 2005 we had five consolidated real estate interests (five at both December 31, 2004 and 2003) which generated rental income that is included in our financial statements. Our rental income was $16.8 million for the year ended December 31, 2005, compared to $14.2 million and $11.3 million for the years ended December 31, 2004 and 2003, respectively. The increase in rental income from 2004 to 2005 was primarily due to the consolidation of one real estate interest in August 2004, partially offset by the disposition of one consolidated real estate interest in June 2004. The interest that we consolidated in August 2004 related to a loan we acquired in June 2003, which was scheduled to mature in September 2004. Shortly before the loan’s maturity, we restructured our investment and determined that we were the primary beneficiary of the variable interest entity that owned the property. Accordingly, at that time we began consolidating the financial statements of this variable interest entity. For a further description of this investment, see “— Critical Accounting Policies, Judgments and Estimates” below.
      The increase in rental income from 2003 to 2004 was primarily due to the acquisition of two consolidated real estate interests, one in July 2003 and one in August 2004, partially offset by the disposition of two consolidated real estate interests, one in March 2003 and one in June 2004. The acquisition that we recorded in August 2004 related to the loan we acquired in June 2003 described above.
      Fee Income and Other. Revenues generated by our wholly owned subsidiary, RAIT Capital Corp d/b/a Pinnacle Capital Group, are generally reported in this income category. Pinnacle provides, or arranges for another lender to provide, first-lien conduit loans to our borrowers. This service often assists us in offering the borrower a complete financing package, including our mezzanine or bridge financing. Where we have made a bridge loan to a borrower, we may be able to assist our borrower in refinancing our bridge loan, for which we will earn related fee income through Pinnacle. We also include financial consulting fees in this income category. Financial consulting fees are generally negotiated on a transaction by transaction basis and, as a result, the sources of such fees for any particular period are not generally indicative of future sources and amounts. We earned fee and other income of $7.0 million for the year ended December 31, 2005, as compared to $6.7 million in 2004 and $4.9 million for 2003. Included in fee and other income for 2005 were revenues of $4.6 million from Pinnacle, financial consulting fees of $2.1 million, and application fees/forfeited deposits totaling $287,000. Included in fee and other income for 2004 were revenues of $3.9 million from Pinnacle, financial consulting fees of $2.3 million, and application fees/forfeited deposits totaling $274,000. Included in fee and other income for 2003 were revenues of $2.5 million from Pinnacle, financial consulting fees of $2.0 million, and application fees/ forfeited deposits totaling $169,000. Also included in 2003 fee and other income was a facilitation fee of $100,000 paid to us by Resource America, Inc. for facilitating an acquisition, by an unrelated third party financial institution, of a $10.0 million participation in a loan owned by Resource America. We had previously owned the participation from March 1999 until March 2001 and, in order for another party to acquire it, we had to reacquire it and then sell it to them. The transaction was completed in January 2004, at which time we earned an additional $23,000 representing interest for the eight days that we had funded the participation. For a description of our relationship with Resource America, see note 14 of our consolidated financial statements.
      Investment Income. We derived our investment income from the return on our unconsolidated real estate interests, and from interest earned on cash held in bank accounts.
      At December 31, 2005, we had nine (nine and eight at December 31, 2004 and 2003, respectively) unconsolidated real estate interests. Our investment income was $6.0 million for the year ended December 31, 2005, compared to $3.4 million and $4.6 million for the years ended December 31, 2004 and 2003, respectively. The $2.6 million increase from the year ended December 31, 2004 to the corresponding period in 2005 was primarily due to an additional $3.7 million of investment income accruing on six unconsolidated investments in real estate totaling $36.4 million acquired between January 1, 2004 and December 31, 2005, partially offset by a $1.1 million reduction of investment income due to the disposition of four unconsolidated investments in real estate totaling $17.6 million during the same period. Cash held in bank accounts generated investment income of $557,000, $428,000 and $421,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Most of the investment income we earned on cash deposits was generated from our bank accounts with The Bancorp Bank. For a description of our relationship with The Bancorp Bank, see note 14 of our consolidated financial statements.
      The decrease of $1.2 million from the year ended December 31, 2003 to the corresponding period in 2004 was primarily due to a decrease of $2.5 million of income relating to our appreciation interests, partially offset by a $1.4 million increase in income from our unconsolidated real estate interests. In 2003 we recognized income of $2.5 million relating to our realization of appreciation interests in five of our unconsolidated real estate interests. In 2004 we recognized $2.4 million relating to our appreciation interest in one of our investments, but due to the structure of the investment, the income was not included in the “Investment income” line item in our financial statements. See — “Gain on Sale of Real Estate Interests” below for a discussion of this transaction.
      Gain on Sale of Real Estate Interests. In June 2004 we recognized $2.4 million relating to our appreciation interest in one of our investments. Because we had a controlling interest in the entity that owned the real estate, we accounted for our equity interest on a consolidated basis. Accordingly, when our appreciation interest was realized (with the economic intent of generating additional interest income), under generally accepted accounting principles in the United States, we recognized income as gain on sale of real estate interest. As of September 30, 2004 we had restructured this investment into a mezzanine loan, and as of December 31, 2004 it had been fully repaid.
      In March 2003, we sold a 40% limited and sole general partnership interest in a limited partnership that owns a property to an unrelated party. We retained an 11% limited partnership interest. The limited partnership interest we sold had a book value of negative $1.4 million. The buyer paid $914,000 and we recognized a gain of $2.4 million.
      Loss on Sale of Unconsolidated Real Estate Interest. In December 2005, the general partner of a limited partnership in which we held an 11% limited partnership interest entered into an agreement to sell the apartment building that it owned. Our share of the net sales proceeds was approximately $2.0 million and the book value of our unconsolidated interest was $2.2 million, thereby resulting in a loss on sale of $198,000.
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
      Interest Expense. Interest expense consists of interest payments made on senior indebtedness relating to loans, long term debt secured by consolidated real estate interests and interest payments made on our credit facility and lines of credit. We anticipate our interest expense will increase as we increase our use of leverage to enhance our return on our investments. Interest expense was $14.4 million for the year ended December 31, 2005, as compared to $6.9 million and $5.8 million in 2004 and 2003, respectively. The $7.5 million increase from the year ended December 31, 2004 to the same period in 2005 was primarily attributable to the establishment and utilization of $443.5 million in additional availability on new and existing lines of credit and senior indebtedness relating to loans partially offset by a $444,000 reduction of interest expense on long term debt secured by consolidated real estate interests, due to the disposition of a consolidated real estate interest in June 2004, and a $336,000 reduction of interest expense on senior indebtedness relating to loans due to our repayment, during 2005, of $32.6 million of senior indebtedness relating to loans.
      The $1.1 million increase in interest expense from the year ended December 31, 2003 to the corresponding period in 2004 resulted primarily from the following:

•	$660,000 of increased interest expense due to the utilization of a new $25.0 million credit facility commencing in February 2004, combined with an increase in both the interest rate and the periods for which amounts drawn remained outstanding on our credit lines; and

•	a net increase of $1.2 million of interest expense paid on a net increase of $20.5 million of senior indebtedness relating to loans between January 1, 2003 and December 31, 2004; partially offset by

•	$785,000 decrease in interest expense due to the disposition of two consolidated real estate interests; one in March 2003 and one in June 2004.
      Property Operating Expenses; Depreciation and Amortization. Property operating expenses were $9.5 million for the year ended December 31, 2005, compared to $7.4 million and $6.2 million for 2004 and 2003, respectively. Depreciation and amortization was $2.0 million for the year ended December 31, 2005, compared to $1.6 million for both 2004 and 2003. The increases in property operating expenses and depreciation and amortization from year ended December 31, 2004 to the corresponding period in 2005 were due to the net effect of the consolidation of one real estate interest in August 2004, partially offset by the disposition of one consolidated real estate interest in June 2004, as discussed in “Rental Income” above.
      The increase in property operating expenses and depreciation and amortization from the year ended December 31, 2003 to the year ended December 31, 2004 was partially due to the net effect of the acquisition of two consolidated real estate interests and the disposition of two consolidated real estate interests during 2003 and 2004. The other factor was an overall increase of 5-10% in property operating expenses at all properties. The increased expenses had little effect on the overall operations of the properties however, as rental income had generally increased at the same pace as the property operating expenses
      Included in property operating expenses are management fees paid to Brandywine Construction & Management, Inc., an affiliate of the spouse of our chairman and chief executive officer, for providing real estate management services for the real estate underlying our real estate interests. Brandywine provided real estate management services to four, five and six properties underlying our consolidated real estate interests at

December 31, 2005, 2004 and 2003, respectively. We paid management fees of $525,000, $634,000, and $545,000 to Brandywine for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, at December 31, 2005, 2004 and 2003, Brandywine provided real estate management services for real estate underlying seven, nine and eleven, respectively, of our unconsolidated real estate interests (whose results of operations are not included in our consolidated financial statements.) We anticipate that we will continue to use Brandywine to provide real estate management services.
      Salaries and Related Benefits; General and Administrative Expense. Salaries and related benefits were $5.1 million for the year ended December 31, 2005, as compared to $4.6 million and $3.5 million for 2004 and 2003, respectively. General and administrative expenses were $4.2 million for the year ended December 31, 2005, as compared to $4.2 million and $2.8 million for 2004 and 2003, respectively. The increases in salaries and related benefits and in general and administrative expenses were due to:

•	the grant of 2,744 phantom units pursuant to our equity compensation plan in 2004, as compared to the grant of 1,392 phantom shares and 11,316 phantom units pursuant to our equity compensation plans in 2005;

•	increased personnel and occupancy expenses which reflect the expansion of our staff to support the increased size of our portfolio, due to the significant infusion of new capital, primarily from our public offerings;

•	increased compliance costs relating to new regulatory requirements and

•	increased costs for directors’ and officers’ liability insurance.
      Included in general and administrative expense is rental expense relating to our downtown Philadelphia office space. We sublease these offices pursuant to two operating leases that provide for annual rentals based upon the amount of square footage we occupy. The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with The Bancorp, Inc. We paid rent to Bancorp in the amount of $295,000, $251,000 and $244,000 for the years ended December 31, 2005, 2004 and 2003 respectively. The other sublease is with The Richardson Group, Inc. Our relationship with Richardson is described in note 13 of our consolidated financial statements. We paid rent to Richardson in the amount of $43,000, $56,000 and $55,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Effective April 1, 2005, Richardson relinquished to the landlord its leasehold on a portion of the space they had subleased to us. Simultaneously, Bancorp entered into a lease agreement with the landlord for that space. We then entered into a new sublease with Bancorp for that space at annual rentals based upon the amount of square footage we occupy. Also included in general and administrative expenses is $60,000 that we paid in each of the years ended December 31, 2005, 2004 and 2003 to Bancorp for technical support services provided to us.
      Discontinued Operations. As of October 3, 2005, we classified as “held for sale” one of our consolidated real estate interests, consisting of an 89% general partnership interest in a limited partnership that owns a building in Philadelphia, Pennsylvania with 456,000 square feet of office/retail space. The results of operations attributable to this interest have been reclassified, for all periods presented, to “discontinued operations”. Additionally, depreciation expense was no longer recorded for this asset once it was classified as “held for sale”.

      The following is a summary of the building’s operations for the years ended December 31, 2005, 2004 and 2003, which have been reclassified to discontinued operations in our consolidated statements of income for all periods presented:

	For the Years Ended December 31,

	2005	2004	2003

Rental income	$14,113,062	$13,713,527	$13,084,899
Less:
Operating expenses	6,470,789	6,925,884	6,524,412
Interest expense	2,810,876	2,854,158	2,894,282
Depreciation and amortization	1,851,758	2,098,848	2,060,308

Income from discontinued operations	$2,979,639	$1,834,637	$1,605,897

      The increases in rental income from 2004 to 2005 and from 2003 to 2004 were due to our successful negotiation of expansions and renewals of leases with existing major tenants. The decrease in depreciation and amortization for the year ended December 31, 2005 was due to the cessation of our recognition of depreciation expense once we reclassified the property as “held for sale”.
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
      Basis of Financial Statement Presentation — The consolidated financial statements include our accounts and the accounts of our qualified REIT subsidiaries, our wholly owned subsidiary, RAIT Capital Corp., our majority-owned and controlled partnerships, OSEB Associates L.P. and, until June 30, 2004, Stobba Associates, L.P. (we no longer consolidated Stobba Associates as of June 30, 2004, when we exchanged our 49% limited partnership interest for cash of $750,000 and an $8.2 million mezzanine loan), our majority-owned and controlled limited liability companies, RAIT Executive Boulevard, LLC and RAIT Carter Oak, LLC. We have eliminated all significant intercompany balances and transactions. As of and for the year ended December 31, 2005 and 2004, our consolidated financial statements include the accounts of a variable interest entity, or VIE, of which the we are the primary beneficiary. For a description of this entity see “— Fin 46” below.
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
      Revenue Recognition — We consider nearly all of our loans and other lending investments to be held-to-maturity. We reflect held-to-maturity investments at amortized cost less allowance for loan losses, acquisition discounts, deferred loan fees and undisbursed loan funds. We recognize interest income using the effective yield method applied on a loan-by-loan basis. Occasionally, we may acquire loans at discounts based on the credit characteristics of such loans. We account for the discount by first measuring the loan’s scheduled contractual principal and contractual interest payments over its expected future cash flows to determine the amount of the discount that would not be accreted (nonaccretable difference). We accrete the remaining amount, representing the excess of the loan’s expected future cash flows over the amount paid, into interest income over the remaining life of the loan (accretable yield). Over the life of the loan, we estimate the expected future cash flows from the loan regularly, and record any decrease in the loan’s actual or expected future cash flows as a loss contingency for the loan. We use the present value of any increase in the loan’s actual or expected future cash flows first to reverse any previously recorded loss contingency not charged off for the loan. For any remaining increase, we adjust the amount of accretable yield by reclassification from nonaccretable difference and adjust the amount of periodic accretion over the loan’s remaining life. We also defer loan origination fees or “points,” as well as direct loan origination costs, and recognize them over the lives of the related loans as interest based upon the effective yield method.
      Many of our loans provide for accrual of interest at specified rates which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to our determination that accrued interest and outstanding principal are ultimately collectible, based on the operations of the underlying real estate.
      We recognize prepayment penalties from borrowers as additional income when received. Certain of our loans and unconsolidated real estate interests provide for additional interest based on the operating cash flow or appreciation in value of the underlying real estate. We accrete projected future cash flows relating to these additional interests into interest income over the remaining life of a particular loan. We review the projected future cash flows on a regular basis and we record any decrease in the loan’s actual or expected future cash flows as a loss contingency for that particular loan. We apply the present value of any increase in the loan’s actual or expected future cash flows first to any previously recorded loss contingency for that particular loan. We account for any remaining increase by reclassifying that amount from the nonaccretable difference, thereby adjusting the amount of periodic accretion over that particular loan’s remaining life.
      In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for acquired impaired loans, which are loans that show evidence of having deteriorated in terms of credit quality since their origination. SOP 03-3 is effective for loans acquired after December 31, 2004. Our adoption of SOP 03-3 did not have a material effect on our financial condition, results of operations, or liquidity.
      Provision for Loan Losses — Our accounting policies require us to maintain an allowance for estimated loan losses at a level that we consider adequate to provide for loan losses, based upon our quarterly evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. We have a reserve for loan losses of $226,000 as of December 31, 2005. This reserve is a general reserve and is not related to any individual loan or to any anticipated losses. In accordance with our policy, we determined that this reserve was adequate as of December 31, 2005 and 2004 based on our credit analysis of each of the loans in our portfolio. If that analysis were to change, we may be required to increase our reserve, and such an increase, depending upon the particular circumstances, could be substantial. Any increase in reserves will constitute a charge against income. We will continue to analyze the adequacy of this reserve on a quarterly basis.
      If we determine that a loan is impaired, we establish a specific valuation allowance for it in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral, with a corresponding charge to the provision for loan losses. We generally utilize a current, independently prepared appraisal report to establish the fair value of the underlying collateral; however if we are unable to obtain such an appraisal we will establish fair value using discounted cash flows and sales proceeds as well as obtaining valuations of comparable collateral. We do not currently have any specific valuation allowances. If we considered a loan, or a portion thereof, to be uncollectible and of such little value that further pursuit of collection was not warranted we would charge-off that loan against its specific valuation allowance.
      Consolidated Real Estate Interests — Our consolidated real estate interests include land, buildings and improvements, and escrows and reserves on deposit with the first mortgage lender. We carry buildings and improvements at cost less accumulated depreciation. Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years (non-residential) and 27.5 years (residential). We account for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 addresses the requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. As of December 31, 2005 we believe that there is no impairment of any of our consolidated real estate interests.
      SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. As of October 3, 2005, we classified as “held for sale” a consolidated real estate interest consisting of a building in Philadelphia, PA with 456,000 square feet of office/retail space. In accordance with SFAS No. 144, the assets and liabilities of this real estate interest have been separately classified on our balance sheet as of December 31, 2005 and 2004, and the results of operations attributable to this interest have been reclassified, for all periods presented, to “discontinued operations”. Additionally, depreciation expense was no longer recorded for this asset once it was classified as “held for sale”. See note 6 for a description of this consolidated real estate interest and the results of its operations that have been reclassified as “discontinued operations.”
      Federal Income Taxes — We qualify and we have elected to be taxed as a real estate investment trust, or REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ending December 31, 1999. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on our taxable income that we distribute to our shareholders. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our annual taxable income. As of and for the years ended December 31, 2005 and 2004, we were in compliance with all requirements necessary to qualify for taxation as a REIT.
      FIN 46. We have adopted Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” and revised FIN 46 (“FIN 46(R)”). In doing so, we have evaluated our various interests to determine whether they are in VIEs. These variable interests are primarily subordinated financings in the form of mezzanine loans or unconsolidated real estate interests. We have identified 23 variable interests, having an aggregate book value of $182.4 million, that we hold as of December 31, 2005. For one of these variable interests, a first mortgage loan with a book value of $40.8 million at December 31, 2005, we determined that we are the primary beneficiary and such variable interest is included in our consolidated financial statements.
      The VIE we consolidated is the borrower under a first mortgage loan secured by a 594,000 square foot office building in Milwaukee, Wisconsin. We purchased the first mortgage loan in June 2003 (face value and underlying collateral value are both in excess of $40.0 million) for $26.8 million. At the time we purchased the loan, we determined that the entity that owned the property was not a VIE.
      Before the loan’s maturity date, in August 2004, we entered into a forbearance agreement with the borrower that provided that we would take no action with regard to foreclosure or sale of the building for a period of three years, with two one-year extension options, subject to our approval. The agreement also gave us operational and managerial control of the property with the owner relinquishing any right to participate. We also agreed to make additional loan advances to fund outstanding fees and commissions (some of which fees were owed to an affiliate of the owner), and to fund shortfalls in operating cash flow, if necessary, during the forbearance period. The loan remains outstanding in its full amount and, aside from extending the maturity date of the loan, no other terms were adjusted.
      We concluded that entry into the forbearance agreement was a triggering event under FIN 46(R) and thus the variable interest had to be reconsidered. Because the actual owner of the property no longer had a controlling financial interest in the property and we had the obligation to make additional advances under our loan to fund any potential losses, we determined that the borrower was a VIE and that we were the primary beneficiary due to our absorption of the majority of the probability weighted expected losses, as defined in FIN 46(R). We continue to hold a valid and enforceable first mortgage loan and the value of the property exceeds our carrying value for the loan. However, as the primary beneficiary, we are required to consolidate this variable interest entity pursuant to FIN 46(R).
      Our consolidated financial statements as of and for the years ended December 31, 2005 and 2004 include the assets, liabilities, and results of operations of the VIE, which we summarize below:

		For the Period from
	For the Year	August 29, 2004
	Ended	(consolidation) through
	December 31, 2005	December 31, 2004

Total assets	$47,052,000	$45,618,000

Total liabilities	$743,000	$576,000

Total income	$8,826,000	$4,591,000
Total expense	5,547,000	1,748,000

Net income	$3,279,000	$2,843,000

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The following table contains information about our cash held in money market accounts, principal amounts outstanding on loans held in our portfolio, principal amounts payable on senior indebtedness relating to loans and long-term debt secured by real estate owned and the principal amount outstanding on our lines of credit and credit facility as of December 31, 2005. The presentation, for each category of information, includes the assets and liabilities by their maturity dates for maturities occurring in each of the years 2006 through 2010 and the aggregate of each category maturing thereafter. None of these instruments has been entered into for trading purposes.

	2006	2007	2008	2009	2010	Thereafter	Total

Interest earning assets:
Money market accounts	$71,419,877						$71,419,877
Average interest rate	3.75%						3.75%
Fixed rate first mortgages	185,325,794	62,811,626	—	—	—	—	248,137,420
Average interest rate	8.1%	8.2%	—	—	—	—	8.1%
Variable rate first mortgages	65,273,871	36,820,559	73,866,426				175,960,856
Average interest rate	8.5%	9.2%	8.5%				8.6%
Fixed rate mezzanine loans	64,167,600	19,133,475	8,084,002	17,026,986	9,277,768	147,610,183	265,300,014
Average interest rate	13.5%	13.1%	11.9%	13.0%	12.3%	11.8%	12.4%
Variable rate mezzanine loans	—	15,858,706	10,000,000				25,858,706
Average interest rate	—	10.4%	9.7%				10.1%
Interest bearing liabilities:
Fixed rate senior indebtedness related to loans	19,000,000	35,000,000	—	—	—	—	54,000,000
Average interest rate	4.9%	6.0%	—	—	—	—	5.6%
Variable rate senior indebtedness related to loans	7,500,000	5,000,000	—				12,500,000
Average interest rate	7.1%	6.5%	—				6.9%
Long-term debt secured by consolidated real estate interests	465,599	498,738	14,562,012	191,497	202,924	6,253,409	22,174,180
Average interest rate	6.9%	6.9%	7.4%	5.7%	5.7%	5.7%	6.9%
Unsecured credit facility	—	—	240,000,000	—	—	—	240,000,000
Average interest rate	—	—	6.2%	—	—	—	6.2%
Secured lines of credit	22,400,000	—	—	—	—		22,400,000
Average interest rate	6.6%	—	—	—	—		6.6%
Market Risk
      Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, equity prices and real estate values. At December 31, 2005, $513.4 million of our real estate loans were at fixed rates. At December 31, 2005, our credit facility, lines of credit and credit lines and $12.6 million of the senior indebtedness related to our loans were subject to floating interest rates. As a result, our primary market risk exposure is the effect of changes in interest rates on the interest cost of outstanding draws on our lines of credit and floating-rate borrowings. From time to time, we may enter into interest rate swap agreements for our floating rate debt to manage our interest rate risk.
      Changes in interest rates may also affect the value of our investments and the rates at which we reinvest funds obtained from loan repayments. As interest rates increase, although the interest rates we obtain from reinvested funds will generally increase, the value of our existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts available to us for investment from repayment of our loans may be re-invested at lower rates than we had obtained on the repaid loans. However, the value of our fixed rate investments will generally increase as interest rates decrease. We may have some market risk exposure relating to the effect of changes in interest rates on our loans that have floating rates.
      Under current market conditions, we do not believe that our risk of material potential losses in future earnings, fair values and/or cash flows from near-term changes in market rates that we consider reasonably possible is material.
      The following tables describe the carrying amounts and fair value estimates of our fixed and variable rate real estate loans, fixed and variable rate senior indebtedness relating to loans and long term debt secured by consolidated real estate interests as of December 31, 2005 and 2004. These accounts have been valued by computing the present value of expected future cash in-flows or out-flows, using a discount rate that is equivalent to the estimated current market rate for each asset or liability, adjusted for credit risk.
      For cash and cash equivalents, the book value of $71.6 million and $11.0 million as of December 31, 2005 and 2004, respectively, approximated fair value. The book value of restricted cash of $20.9 million and $22.9 million approximated fair value at December 31, 2005 and 2004, respectively. The book value of the unsecured line of credit ($240.0 million at December 31, 2005) and of the aggregate outstanding balance of the secured lines of credit of $22.4 million and $49.0 million at December 31, 2005 and 2004, respectively, approximated the fair value of the amounts outstanding.

	At December 31, 2005

	Carrying	Estimated	Discount
	Amount	Fair Value	Rate

Fixed rate first mortgages	$248,137,000	$249,200,000	7.75%
Variable rate first mortgages	175,961,000	178,713,000	7.75%
Fixed rate mezzanine loans	265,300,000	282,551,000	10.0%
Variable rate mezzanine loans	25,859,000	25,903,000	10.0%
Fixed rate senior indebtedness relating to loans	54,000,000	53,885,000	5.9%
Variable rate senior indebtedness relating to loans	12,500,000	12,644,000	5.9%
Long-term debt secured by consolidated real estate interests	22,174,000	22,111,000	6.75%

	At December 31, 2004

	Carrying	Estimated	Discount
	Amount	Fair Value	Rate

Fixed rate first mortgages	$196,561,000	$198,049,000	8.5%
Variable rate first mortgages	37,270,000	37,107,000	7.5%
Mezzanine loans	257,478,000	257,930,000	12.5%
Fixed rate senior indebtedness relating to loans	31,165,000	31,973,000	5.25%
Variable rate senior indebtedness relating to loans	20,140,000	20,116,000	5.25%
Long-term debt secured by consolidated real estate interests	63,424,000	65,476,000	5.9%
      Our fixed rate interest earning assets increased $59.4 million from December 31, 2004 to December 31, 2005, and our variable rate interest earning assets increased $164.6 million for that same period. Our variable rate interest bearing liabilities increased $205.8 million from December 31, 2004 to December 31, 2005. As discussed above in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” the reasons for these increases are the continued growth of our core business of making mezzanine and bridge loans from 2004 to 2005 and our increased use of leverage from 2004 to 2005.

Item 8.	Financial Statements and Supplementary Data
RAIT INVESTMENT TRUST AND SUBSIDIARIES
      All other schedules are not applicable or are omitted since either (i) the required information is not material or (ii) the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm
Board of Trustees
RAIT Investment Trust
      We have audited the accompanying consolidated balance sheets of RAIT Investment Trust (a Maryland real estate investment trust) and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAIT Investment Trust and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
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
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RAIT Investment Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2006, expressed an unqualified opinion thereon.

Philadelphia, Pennsylvania
March 1, 2006

RAIT INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

ASSETS
Cash and cash equivalents	$71,633,945	$10,978,597
Restricted cash	20,892,402	22,947,888
Tenant escrows	166,383	211,905
Accrued interest receivable	13,127,801	9,728,674
Real estate loans, net	714,428,071	491,281,473
Unconsolidated real estate interests	40,625,713	44,016,457
Consolidated real estate interests	77,052,010	76,523,620
Consolidated real estate interest held for sale	70,956,345	66,265,163
Furniture, fixtures and equipment, net	590,834	639,582
Prepaid expenses and other assets	14,223,923	6,017,962
Goodwill	887,143	887,143

Total assets	$1,024,584,570	$729,498,464

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$3,490,536	$2,761,447
Accrued interest payable	2,300,874	239,379
Tenant security deposits	225,287	207,299
Borrowers’ escrows	15,981,762	18,326,863
Senior indebtedness relating to loans	66,500,000	51,305,120
Long-term debt secured by consolidated real estate interests	22,174,179	22,602,820
Liabilities underlying consolidated real estate interest held for sale	41,817,463	42,868,031
Unsecured line of credit	240,000,000	—
Secured lines of credit	22,400,000	49,000,000

Total liabilities	$414,890,101	$187,310,959
Minority interest	459,684	477,564
Shareholders’ equity:
Preferred shares, $.01 par value; 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share; 2,760,000 shares issued and outstanding	27,600	27,600
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share; 2,258,300 shares issued and outstanding	22,583	22,583
Common shares, $.01 par value; 200,000,000 authorized shares; issued and outstanding 27,899,065 and 25,579,948 shares	278,991	255,799
Additional paid-in-capital	603,130,311	540,627,203
Retained earnings	6,250,150	1,900,274
Loans for stock options exercised	(263,647)	(506,302)
Deferred compensation	(211,203)	(617,216)

Total shareholders’ equity	$609,234,785	541,709,941

Total liabilities and shareholders’ equity	$1,024,584,570	$729,498,464

The accompanying notes are an integral part of these consolidated financial statements.

RAIT INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2005	2004	2003

REVENUES
Interest income	$80,727,929	$60,985,829	$42,319,360
Rental income	16,759,713	14,225,614	11,291,006
Fee income and other	7,043,634	6,727,795	4,938,158
Investment income	6,021,826	3,420,317	4,557,590

Total revenues	110,553,102	85,359,555	63,106,114

COSTS AND EXPENSES
Interest	14,486,498	6,943,272	5,816,969
Property operating expenses	9,457,450	7,364,659	6,212,605
Salaries and related benefits	5,116,953	4,570,183	3,511,943
General and administrative	4,212,224	4,173,924	2,844,322
Depreciation and amortization	2,000,982	1,640,230	1,568,507

Total costs and expenses	35,274,107	24,692,268	19,954,346

Net income before minority interest	$75,278,995	$60,667,287	$43,151,768
Minority interest	(33,420)	(29,756)	34,542

Net income before gain on sale of consolidated real estate interests, loss on sale of unconsolidated real estate interest, and gain on involuntary conversion	$75,245,575	$60,637,531	$43,186,310
Gains on sales of consolidated real estate interests	—	2,402,639	2,372,220
Loss on sale of unconsolidated real estate interest	(198,162)	—	—
Gain on involuntary conversion	—	1,282,742	—

Net income from continuing operations	$75,047,413	$64,322,912	$45,558,530
Net income from discontinued operations	2,979,639	1,834,637	1,605,897

Net income	$78,027,052	$66,157,549	$47,164,427
Dividends attributed to preferred shares	10,075,820	5,279,152	—

Net income available to common shareholders	$67,951,232	$60,878,397	$47,164,427

Net income from continuing operations per common share-basic	$2.48	$2.42	$2.16
Net income from discontinued operations per common share-basic	0.11	0.07	0.08

Net income per common share — basic	$2.59	$2.49	$2.24

Weighted average common shares — basic	26,235,134	24,404,168	21,043,308
Net income from continuing operations per common share — diluted	$2.46	$2.41	$2.15
Net income from discontinued operations per common share — diluted	0.11	0.07	0.08

Net income per common share — diluted	$2.57	$2.48	$2.23

Weighted average common shares — diluted	26,419,693	24,572,076	21,190,203
The accompanying notes are an integral part of these consolidated financial statements.

RAIT INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2005

						Retained
				Loans for		Earnings	Total
	Common	Preferred	Additional	Stock Options	Deferred	(Accumulated	Shareholders’
	Stock	Stock	Paid-In Capital	Exercised	Compensation	Deficit)	Equity

Balance, January 1, 2003	$188,035	—	$274,606,899	$(1,068,972)	$(1,210,618)	$5,079,319	$277,594,663

Net income	—	—	—	—	—	47,164,427	47,164,427
Dividends	125	—	295,840	—	—	(52,696,746)	(52,400,781)
Stock options exercised	373	—	423,050	292,623	—	—	716,046
Warrants exercised	188	—	281,722	—	—	—	281,910
Compensation expense	—	—	—	—	259,748	—	259,748
Common shares issued, net	43,351	—	89,742,136	—	—	—	89,785,487

Balance, December 31, 2003	$232,072	—	$365,349,647	$(776,349)	$(950,870)	$(453,000)	$363,401,500

Net income	—	—	—	—	—	66,157,549	66,157,549
Dividends	117	—	305,480	—	—	(63,804,275)	(63,498,678)
Stock options exercised	434	—	577,442	270,047	—	—	847,923
Compensation expense	—	—	—	—	333,654	—	333,654
Preferred shares issued, net	—	50,183	120,968,860	—	—	—	121,019,043
Common shares issued, net	23,176	—	53,425,774	—	—	—	53,448,760

Balance, December 31, 2004	$255,799	$50,183	$540,627,203	$(506,302)	$(617,216)	$1,900,274	$541,709,941

Net income	—	—	—	—	—	78,027,052	78,027,052
Dividends	130	—	353,749		—	(73,677,176)	(73,323,297)
Stock options exercised	69	—	(63)	242,655	—	—	242,661
Compensation expense	—	—	—	—	406,013	—	406,013
Common shares issued, net	22,993	—	62,149,422	—	—	—	62,172,415

Balance, December 31, 2005	$278,991	$50,183	$603,130,311	$(263,647)	$(211,203)	$6,250,150	$609,234,785

The accompanying notes are an integral part of these consolidated financial statements.

RAIT INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$78,027,052	$66,157,549	$47,164,427
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	33,420	29,756	(34,542)
Gain on sale of consolidated real estate interests	—	(2,402,639)	(2,372,220)
Loss on sale of unconsolidated real estate interest	198,162	—	—
Gain on involuntary conversion	—	(1,282,742)	—
Depreciation and amortization	3,852,740	3,739,078	3,628,815
Accretion of appreciation interests	(4,033,240)	(9,325,616)	(8,259,300)
Amortization of debt costs	966,673	595,741	341,334
Deferred compensation	406,013	333,654	259,748
Employee bonus shares	21,895	—
Decrease (increase) in tenant escrows	45,522	(7,133)	223,574
Increase in accrued interest receivable	(5,979,633)	(3,947,592)	(5,309,376)
(Increase) decrease in prepaid expenses and other assets	(11,953,845)	3,434,641	(11,584,999)
Increase in accounts payable and accrued liabilities	357,991	3,534,389	454,563
Increase (decrease) in accrued interest payable	2,057,689	41,042	(158,782)
(Decrease) increase in tenant security deposits	(12,583)	80,595	(211,673)
Decrease in borrowers’ escrows	(289,615)	(8,078,754)	(1,208,867)

Net cash provided by operating activities	63,698,241	52,901,969	22,932,702

Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(90,954)	(156,010)	(107,390)
Real estate loans purchased	(35,208,706)	—	(34,844,298)
Real estate loans originated	(550,223,592)	(388,590,660)	(192,860,481)
Principal repayments from real estate loans	368,056,253	225,403,448	139,014,125
Investment in unconsolidated real estate interests	(7,974,689)	(35,038,859)	(14,865,448)
Proceeds from disposition of unconsolidated real estate interests	12,050,871	14,562,497	10,539,553
Investment in consolidated real estate interests	(1,626,688)	(3,240,980)	(321,058)
(Collection) release of escrows held to fund expenditures for consolidated real estate interests	(751,637)	(1,454,209)	270,658
Proceeds from sale of consolidated real estate interests	—	750,000	969,205
Distributions paid from consolidated real estate interests	(51,300)	(51,660)	(20,520)
Investment in consolidated real estate interest held for sale	(6,380,865)	—	(1,174,908)
Proceeds from involuntary conversion	—	1,724,935	—

Net cash used in investing activities	(222,201,307)	(186,091,498)	(93,400,562)

Cash flows from financing activities:
Principal repayments on senior indebtedness	(106,304,580)	(18,571,160)	(15,110,817)
Principal repayments on long-term debt	(1,073,734)	(1,080,291)	(921,903)
Proceeds of senior indebtedness	121,500,000	14,500,000	49,550,000
Advances on unsecured line of credit	240,000,000	—	—
(Repayments) advances on secured lines of credit	(26,600,000)	25,096,240	(6,339,395)
Issuance of preferred shares, net	—	121,019,043	—
Payment of preferred dividends	(10,075,820)	(5,279,152)	—
Issuance of common shares, net	62,150,525	54,026,825	90,490,819
Payment of common dividends	(63,247,476)	(58,219,526)	(52,400,781)
Principal payments on loans for stock options exercised	242,655	270,047	292,623

Net cash provided by financing activities	216,591,570	131,762,026	65,560,546

Net change in cash and cash equivalents	58,088,504	(1,427,503)	(4,907,313)

Cash and cash equivalents, beginning of year	$13,331,373	$14,758,876	$19,666,189

Cash and cash equivalents, end of year	$71,419,877	$13,331,373	$14,758,876

The accompanying notes are an integral part of these consolidated financial statements.

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Note 1 — Formation and Business Activity
      RAIT Investment Trust (the “Company” or “RAIT”), together with its wholly owned subsidiaries, RAIT Partnership, L.P. (the “Operating Partnership”), RAIT General, Inc. (the “General Partner”), the General Partner of the Operating Partnership, and RAIT Limited, Inc. (the “Initial Limited Partner”), the Initial Limited Partner of the Operating Partnership (collectively the “Company”), were each formed in August 1997. RAIT, the General Partner and the Initial Limited Partner were organized in Maryland, and the Operating Partnership was organized as a Delaware limited partnership.
      The Company’s principal business activity is to make investments in real estate primarily by making real estate loans, acquiring real estate loans and acquiring real estate interests. The Company makes investments in situations that, generally, do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. The Company offers junior lien or other forms of subordinated, or “mezzanine” financing, senior bridge financing and first-lien conduit loans. Mezzanine and bridge financing make up most of the Company’s loan portfolio. The principal amounts of the Company’s mezzanine and bridge loans generally range between $250,000 and $50.0 million. The Company may provide financing in excess of its targeted size range where the borrower has a committed source of take-out financing, or the Company believes that the borrower can arrange take-out financing, to reduce the Company’s investment to an amount within the Company’s targeted size range. The Operating Partnership undertakes the business of the Company, including the origination and acquisition of financing and the acquisition of real estate interests.
      The Company may encounter significant competition from public and private companies, including other finance companies, mortgage banks, pension funds, savings and loan associations, insurance companies, institutional investors, investment banking firms and other lenders and industry participants, as well as individual investors, for making investments in real estate.
      The Company generally invests in mature markets in the Northeast, Mid-Atlantic, Central, Southeast and West regions of the United States.
Note 2 — Basis of Financial Statement Presentation
      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company, its qualified REIT subsidiaries, its wholly owned subsidiaries, including RAIT Capital Corp., its majority-owned and controlled partnerships, OSEB Associates L.P. and, until June 30, 2004, Stobba Associates, L.P. (Stobba Associates was no longer consolidated as of June 30, 2004 when the Company exchanged its 49% limited partnership interest for cash of $750,000 and an $8.2 million mezzanine loan), and its majority-owned and controlled limited liability companies, RAIT Executive Boulevard, LLC and RAIT Carter Oak, LLC. All significant intercompany balances and transactions have been eliminated. As of and for the years ended December 31, 2005 and 2004, the Company’s consolidated financial statements also include the accounts of a variable interest entity (“VIE”) of which the Company is the primary beneficiary. For a description of this entity see Note 3 — “Summary of Significant Accounting Policies — Variable Interest Entities.”
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

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to the consolidated financial statements as of December 31, 2004 and 2003 and for the years then ended to conform to the presentation of the consolidated financial statements as of and for the year ended December 31, 2005.
Note 3 — Summary of Significant Accounting Policies
      Real Estate Loans, Net — As described in Note 4, the Company’s real estate loans include first mortgages and mezzanine loans. Management considers nearly all of its loans and other lending investments to be held-to-maturity. Items classified as held-to-maturity are reflected at amortized historical cost.
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
      The Company accounts for the potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. As of December 31, 2005, the Company has determined that there is no impairment of any of its consolidated real estate interests.
      SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. As of October 3, 2005, the Company classified as “held for sale” a consolidated real estate interest consisting of a building in Philadelphia, PA with 456,000 square feet of office/retail space. In accordance with SFAS No. 144, the assets and liabilities of this real estate interest have been separately classified on the Company’s balance sheet as of December 31, 2005 and 2004, and the results of operations attributable to this interest have been reclassified, for all periods presented, to “discontinued operations”. Additionally, depreciation expense was no longer recorded for this asset once it was classified as “held for sale”. See Note 6 for a description of this consolidated real estate interest and the results of its operations that have been reclassified as “discontinued operations.”
      The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Deferred rent is included in prepaid expenses and other assets.
      Unconsolidated Real Estate Interests — As described in Note 7, the Company’s unconsolidated real estate interests include the Company’s non-controlling interests in limited partnerships which are accounted for using the equity method of accounting, unless such interests meet the requirements of EITF:D-46 “Accounting for Limited Partnership Investments” to be accounted for under the cost method. In accordance with EITF 03-16, “Accounting for Investments in Limited Liability Companies,” the Company’s accounting for its non-controlling interests in limited liability companies is the same as it is for its non-controlling interests in limited partnerships.

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Most of the Company’s non-controlling interests arise out of the Company making equity investments in entities that own real estate or in the parent of such an entity with preferred rights over other equity holders in that entity. The Company generates a return on its unconsolidated real estate interests primarily through distributions to the Company, at a fixed rate, from the net cash flow of the underlying real estate. The Company generally uses this investment structure as an alternative to a mezzanine loan where the financial needs and tax situation of the borrower, the terms of senior financing secured by the underlying real estate or other circumstances make a mezzanine loan undesirable. In these situations, the remaining equity in the entity is held by other investors who retain control of the entity. These unconsolidated real estate interests generally give the Company a preferred position over the remaining equity holders as to distributions and upon liquidation, sale or refinancing, provide for distributions to the Company and a mandatory redemption date. They may have conversion or exchange features and voting rights in certain circumstances. In the event of non-compliance with certain terms of the Company’s unconsolidated interests, the Company’s unconsolidated interests may provide that the Company’s interest becomes the controlling or sole equity interest in the entity.
      Restricted Cash and Borrowers’ Escrows — Restricted cash and borrowers’ escrows represent borrowers’ funds held by the Company to fund certain expenditures or to be released at the Company’s discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans.
      Revenue Recognition — Management considers nearly all of its loans and other lending investments to be held-to-maturity. The Company reflects held-to-maturity investments at amortized cost less allowance for loan losses, acquisition discounts, deferred loan fees and undisbursed loan funds. Interest income is recognized using the effective yield method applied on a loan-by-loan basis. Occasionally the Company may acquire loans at discounts based on the credit characteristics of such loans. The Company accounts for the discount by first measuring the loan’s scheduled contractual principal and contractual interest payments in excess of the Company’s expected future cash flows from the acquired loan to determine the amount of the discount that would not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s expected future cash flows over the amount paid by the Company for the loan is accreted into interest income over the remaining life of the loan (accretable yield). Over the life of the loan, the Company estimates the expected future cash flows from the loan regularly, and any decrease in the loan’s actual or expected future cash flows would be recorded as a loss contingency for the loan. The present value of any increase in the loan’s actual or expected future cash flows would be used first to reverse any previously recorded loss contingency not charged off for the loan. For any remaining increase, the Company would adjust the amount of accretable yield by reclassification from nonaccretable difference and adjust the amount of periodic accretion over the loan’s remaining life. Loan origination fees or “points,” as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as interest based upon the effective yield method.
      Many of the Company’s loans provide for accrual of interest at specified rates which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the operations of the underlying real estate.
      Prepayment penalties from borrowers are recognized as additional income when received. Certain of the Company’s real estate loans provide for additional interest based on the underlying real estate’s operating cash flow, when received, or appreciation in value of the underlying real estate. Projected future cash flows relating to the appreciation in value are accreted into interest income over the remaining life of a particular loan. Projected future cash flows are reviewed on a regular basis and any decrease in the loan’s actual or expected future cash flows is recorded as a loss contingency for that particular loan. The present value of any increase in the loan’s actual or expected future cash flows is first applied to any previously recorded loss contingency not charged off for that particular loan.
      In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a Transfer.” SOP 03-3 addresses the accounting for acquired impaired loans, which are loans that show evidence of having deteriorated in terms of credit quality since their origination. SOP 03-3 is effective for loans acquired after December 31, 2004. The adoption of SOP 03-3 did not have a material effect on the financial condition, results of operations, or liquidity of the Company.
      Provision For Loan Losses — The Company’s accounting policies require that an allowance for estimated loan losses be maintained at a level that management considers adequate to provide for loan losses, based upon the Company’s periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. The Company has established a general reserve for loan losses that is not related to any individual loan or to any anticipated losses. In accordance with the Company’s policy, the Company determined that this reserve was adequate as of December 31, 2005 and 2004 based on the Company’s credit analysis of each of the loans in its portfolio. If that analysis were to change, the Company may be required to increase its reserve, and such an increase, depending upon the particular circumstances, could be substantial. Any increase in reserves will constitute a charge against income. The Company will continue to analyze the adequacy of this reserve on a quarterly basis.
      If a loan is determined to be impaired, the Company would establish a specific valuation allowance for it in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral, with a corresponding charge to the provision for loan losses. The Company generally utilizes a current, independently prepared appraisal report to establish the fair value of the underlying collateral. However, if the Company is unable to obtain such an appraisal, fair value can be established using discounted expected future cash flows and sales proceeds as well as obtaining valuations of comparable collateral. The Company does not currently have any specific valuation allowances. If management considered a loan, or a portion thereof, to be uncollectible and of such little value that further pursuit of collection was not warranted, the loan would be charged-off against its specific valuation allowance.
      Depreciation and Amortization — Furniture, fixtures and equipment are carried at cost less accumulated depreciation. Furniture and equipment are depreciated using the straight-line method over an estimated useful life of five years. Leasehold improvements are amortized using the straight-line method over the life of the related lease.
      Goodwill — In August 2000, the Company formed a wholly owned subsidiary, RAIT Capital Corp., d/b/a Pinnacle Capital Group, which acquired the net assets of Pinnacle Capital Group, a first mortgage conduit lender. The Company acquired these assets for consideration of $980,000, which included the issuance of 12,500 of the Company’s common shares (“Common Shares”) and a cash payment of approximately $800,000. The excess of consideration paid over net assets acquired is reflected on the Company’s consolidated balance sheet as goodwill.
      The Company measures its goodwill for impairment on an annual basis, or when events indicate that there may be an impairment As of December 31, 2005 and 2004, no impairment of goodwill was recognized.
      Stock Based Compensation — At December 31, 2005, the Company accounted for its stock option grants under the provisions of FASB No. 123, “Accounting for Stock-Based Compensation,” which contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”
      At December 31, 2005, the Company had a stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying Common Shares on the date of grant. The Company has adopted the disclosure only provisions of both SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Pursuant to the requirements of SFAS No. 148, the following are the pro forma net loss amounts for 2005, 2004 and 2003, as if the compensation cost for the options granted to the trustees had been determined based on the fair value at the grant date:

	For the Years Ended December 31,

	2005	2004	2003

Net income available to common shareholders, as reported	$67,951,000	$60,878,000	$47,164,000
Less: stock based compensation determined under fair value based method for all awards	28,000	52,000	79,000

Pro forma net income	$67,923,000	$60,826,000	$47,085,000

Net income per share — basic, as reported	$2.59	$2.49	$2.24
Pro forma	$2.59	$2.49	$2.24
Net income per share — diluted, as reported	$2.57	$2.48	$2.23
Pro forma	$2.57	$2.48	$2.22
      The Company granted options to purchase 0, 18,250 and 129,850 Common Shares during years ended December 31, 2005, 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: dividend yield of 8.3% and 9.6%; expected volatility of 18% and 17%; risk-free interest rate of 4.0% and 4.9%; and expected lives of 9 and 9.5 years.
      In December, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123: “(Revised 2004) — Share-Based Payment” (“SFAS No. 123R”). SFAS 123R replaces SFAS No. 123. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. The Company is allowed to implement SFAS No. 123R in the first quarter of its 2006 fiscal year. The Company does not believe that the adoption of SFAS No. 123R will have a material effect on its consolidated financial statements.
      Federal Income Taxes — The Company qualifies and has elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1999. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. As of and for the years ended December 31, 2005 and 2004, the Company is in compliance with all requirements necessary to qualify for taxation as a REIT.
      Earnings Per Share — The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Basic earnings per share excludes dilution and is computed by dividing income available to Common Shares by the weighted average Common Shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Shares (including grants of phantom shares and phantom units) were exercised and converted into Common Shares.
      Consolidated Statement of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid for interest was

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$15.2 million, $9.8 million and $8.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Discontinued operations:
      Cash flows from discontinued operations have been combined with cash flows from continuing operations within each category of the statement.

Non-cash transactions:
      For the years ended December 31, 2005, 2004 and 2003, additional Common Shares in the amount of $354,000, $306,000 and $296,000, respectively, were issued through the Company’s dividend investment plan, in lieu of cash dividends.
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
      Variable Interest Entities — In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns. These entities are referred to as variable interest entities. Variable interest entities within the scope of FIN 46 are required to be consolidated by their primary beneficiary. The primary beneficiary is the party that absorbs a majority of the variable interest entities’ expected losses and/or receives a majority of the expected residual returns. In December 2003, the FASB revised FIN 46 (“FIN 46(R)”), delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. FIN 46(R) is effective no later than the end of the first interim or annual period ending after December 15, 2003 for entities created after January 31, 2003 and for entities created before February 1, 2003, no later than the end of the first interim or annual period ending after March 15, 2004. As required, the Company adopted the guidance of FIN 46(R).
      In adopting FIN 46 and FIN 46(R), the Company has evaluated its various interests to determine whether they are in variable interest entities. These variable interests are primarily subordinated financings in the form of mezzanine loans or unconsolidated real estate interests. The Company identified 23 and 18 variable interests having an aggregate book value of $182.4 million and $106.4 million that it held as of December 31, 2005 and 2004, respectively. For one of these variable interests, with a book value of $40.8 million at December 31, 2004, the Company determined that the Company is the primary beneficiary and such variable interest is included in the Company’s consolidated financial statements. For the year ended December 31, 2005, it was determined there were no additional variable interests of which the Company is the primary beneficiary.

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Prior to the loan’s maturity date, in August 2004, the Company entered into a forbearance agreement with the borrower that provided that the Company will take no action with regard to foreclosure or sale of the building for a period of three years, with two one-year extension options, subject to the Company’s approval. The agreement also gives the Company operational and managerial control of the property with the owner relinquishing any right to participate. The Company also agreed to make additional loan advances to fund certain outstanding fees and commissions (some of which fees are owed to an affiliate of the owner), and to fund shortfalls in operating cash flow, if necessary, during the forbearance period. The loan remains outstanding in its full amount and, aside from extending the maturity date of the loan, no other terms were adjusted.
      The Company concluded that the entering into of the forbearance agreement is a triggering event under FIN 46(R) and thus the variable interest must be reconsidered. Because the actual owner of the property no longer had a controlling financial interest in the property and the Company had the obligation to make additional advances under the Company’s loan to fund any potential losses, the Company determined that the borrower is a variable interest entity and that the Company is the primary beneficiary due to the Company absorbing the majority of the probability weighted expected losses, as defined in FIN 46(R). The Company continues to hold a valid and enforceable first mortgage and the value of the property exceeds the Company’s carrying value of the loan. However, as the primary beneficiary, the Company is required to consolidate this variable interest entity pursuant to FIN 46(R).
      The Company’s consolidated financial statements include the assets, liabilities, and results of operations of the variable interest entity as of and for the year ended December 31, 2005, as of December 31, 2004 and for the period from August 29, 2004 (consolidation) through December 31, 2004, as summarized below:

		As of December 31,
		2004 and for the Period
	As of and for the	from August 29, 2004
	Year Ended	(Consolidation)
	December 31,	through December 31,
	2005	2004

Total assets	$47,052,000	$45,618,000

Total liabilities	$743,000	$576,000

Total income	$8,826,000	$4,591,000
Total expense	5,547,000	1,748,000

Net income	$3,279,000	$2,843,000

New Accounting Policies
      Derivative Instruments and Hedging Activities — The Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents and includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2003. As of December 31, 2005, the Company has not entered into loan commitments that it intends to sell in the future.
      Accounting for Financial Instruments — The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”) on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and was effective July 1, 2003. Adoption of SFAS No. 150 did not have a material impact on the Company’s financial position, results of operations, or disclosures.
      Accounting for investments in real estate partnership — In June 2005, the FASB issued FASB Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF No. 04-5.” This FSP provides guidance on whether a general partner in a real estate partnership controls and, therefore, consolidates that partnership. The FSP is effective for general partners of all new partnerships formed after June 29, 2005, and for any existing partnership for which the partnership agreement is modified after June 29, 2005. For general partners in all other partnerships, the consensus is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of this FSP will have a significant effect on its financial statements.

Note 4 —	Real Estate Loans
      The Company’s portfolio of real estate loans consisted of the following at the dates indicated below:

	December 31,

	2005	2004

First mortgages	$424,098,275	$233,831,194
Mezzanine loans	291,158,720	257,477,540

Subtotal	715,256,995	491,308,734
Unearned (fees) costs	(602,767)	198,896
Less: Allowance for loan losses	(226,157)	(226,157)

Real estate loans, net	714,428,071	491,281,473
Less: Senior indebtedness related to loans	(66,500,000)	(51,305,120)

Real estate loans, net of senior indebtedness	$647,928,071	$439,976,353

      The following is a summary description of the assets contained in the Company’s portfolio of real estate loans as of December 31, 2005:

		Average
	Number	Loan to	Range of Loan
Type of Loan	of Loans	Value(1)	Yields(2)	Range of Maturities

First mortgages	34	75%	6.17% - 16.0%	1/20/06 - 12/28/08
Mezzanine loans	75	83%	10.0% - 17.9%	1/30/06 - 5/1/21

(1)	Calculated as the sum of the outstanding balance of the Company’s loan and senior loan (if any) divided by the current appraised value of the underlying collateral.

(2)	The Company’s calculation of loan yield includes points charged.

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The properties underlying the Company’s portfolio of real estate loans consisted of the following types at the dates indicated below:

	December 31,

	2005		2004

Multi family	$351.0 million	49.1%	$252.3 million	51.4%
Office	146.2 million	20.4%	73.8 million	15.0%
Retail and other	218.0 million	30.5%	165.2 million	33.6%

Total	$715.2 million	100.0%	$491.3 million	100.0%
      As of December 31, 2005, the maturities of the Company’s real estate loans in each of the years 2006 through 2010 and the aggregate maturities thereafter are as follows:

2006	$310,576,743
2007	138,814,887
2008	91,950,428
2009	17,026,986
2010	9,277,768
Thereafter	147,610,183

Total	$715,256,995

      As of December 31, 2005 and 2004, $138.8 million and $164.3 million in principal amount of loans, respectively, were pledged as collateral for amounts outstanding on the Company’s lines of credit and senior indebtedness relating to loans. As of December 31, 2005 and 2004 there were $21.2 million and $11.8 million, respectively, of undisbursed loans in process.
      Senior indebtedness relating to loans arises when the Company sells a participation or other interest in one of its first mortgages or mezzanine loans to another lender. These participations and interests rank senior to the Company’s right to repayment under the relevant mortgage or loan in various ways. As of December 31, 2005 and 2004, senior indebtedness relating to loans consisted of the following:

	2005	2004

Loan payable, secured by real estate, monthly installments of principal and interest based on an amortization schedule of 25 years, including interest at a specified London interbank offered rate (“LIBOR”) plus 135 basis points, remaining principal due September 15, 2007; the interest rate is subject to an interest rate swap agreement entered into by the borrower which provides for a fixed rate of 8.68%. This loan was repaid on December 12, 2005	—	$10,365,120
Senior loan participation, secured by Company’s interest in a first mortgage loan with a book value of $12,782,840, payable interest only at LIBOR plus 250 basis points (7.04% at December 31, 2005) due monthly, principal balance due July 1, 2006	$5,000,000	5,000,000
Senior loan participation, secured by Company’s interest in a first mortgage loan with a principal balance of $2,550,000, payable interest only at 5.0% due monthly. This loan was repaid on July 22, 2005	—	1,800,000

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004

Senior loan participation, secured by Company’s interest in first mortgage loan with a principal balance of $3,369,233, payable interest only at LIBOR plus 275 basis points due monthly. This loan was repaid on October 24, 2005	—	2,640,000
Term loan payable, secured by Company’s interest in a first mortgage loan with a principal balance of $9,000,000(1), payable interest only at 4.5% due monthly, principal balance due September 29, 2006	6,500,000	6,500,000
Term loan payable, secured by Company’s interest in a first mortgage loan with a principal balance of $9,000,000(1), payable interest only at 5.5% due monthly, principal balance due September 29, 2006	1,500,000	1,500,000
Senior loan participation, secured by Company’s interest in a first mortgage loan with a principal balance of $10,434,217, payable interest only at LIBOR plus 275 basis points. This loan was repaid on July 7, 2005	—	5,000,000
Senior loan participation, secured by Company’s interest in a first mortgage loan with a principal balance of $15,500,000, payable interest only at 5.0% due monthly, principal balance due October 15, 2006	11,000,000	11,000,000
Senior loan participation, secured by Company’s interest in a mezzanine loan with a book value of $9,323,407, payable interest only at the bank’s prime rate due monthly. This loan was repaid on November 1, 2005	—	2,500,000
Senior loan participation, secured by Company’s interest in a mezzanine loan with a book value of $4,128,776, payable interest only at the bank’s prime rate due monthly. This loan was repaid on November 1, 2005	—	2,500,000
Senior loan participation, secured by Company’s interest in a mezzanine loan with a book value of $19,468,756 payable interest only at the bank’s prime rate (7.25% at December 31, 2005) due quarterly, principal balance due January 30, 2006	2,500,000	2,500,000
Senior loan participation, secured by Company’s interest in a first mortgage loan with a principal balance of $45,252,334, payable interest only at 6.0% due monthly, principal balance due February 25, 2007	35,000,000	—
Senior loan participation, secured by Company’s interest in a first mortgage loan with a principal balance of $8,000,000, payable interest only at LIBOR plus 200 basis points (6.54% at December 31, 2005) due monthly, principal balance due September 1, 2007	5,000,000	—

Total	$66,500,000	$51,305,120

(1)	These term loans are secured by the same first mortgage interest.

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, the senior indebtedness relating to loans maturing over the next five years and the aggregate indebtedness maturing thereafter, is as follows:

2006	$26,500,000
2007	40,000,000
2008	—
2009	—
2010	—
Thereafter	—

Total	$66,500,000

Note 5 — Consolidated Real Estate Interests
      As of December 31, 2005, the Company owned the following controlling interests in entities that own real estate. These interests are accounted for on a consolidated basis:

•	100% limited and general partnership interest in a limited partnership that owns an office building in Rohrerstown, Pennsylvania with 12,630 square feet on 2.93 acres used as a diagnostic imaging center. The Company acquired this interest for $1.7 million. After acquisition, the Company obtained non-recourse financing of $1.1 million ($959,442 at December 31, 2005), which bears interest at an annual rate of 7.33% and is due on August 1, 2008. The book value of this property at December 31, 2005 was $1.2 million.

•	100% membership interest in a limited liability company that owns a 216-unit apartment complex and clubhouse in Watervliet, New York. The Company acquired this property in January 2002 for $8.7 million, which included the assumption of non-recourse financing in the original principal amount of $5.5 million ($5.1 million at December 31, 2005). The loan assumed by the Company bears interest at an annual rate of 7.27% and matures on January 1, 2008. The book value of this property at December 31, 2005 was $7.9 million.

•	84.6% membership interest in a limited liability company that owns a 44,517 square foot office building in Rockville, Maryland. In October 2002, the Company acquired 100% of the limited liability company for $10.7 million and simultaneously obtained non-recourse financing of $7.6 million ($7.2 million at December 31, 2005). The loan bears interest at an annual rate of 5.73% and is due November 1, 2012. In December 2002, the Company sold a 15.4% interest in the limited liability company to a partnership whose general partner is a son of the Company’s chairman and chief executive officer. The buyer paid $513,000, which approximated the book value of the interest being purchased. No gain or loss was recognized on the sale. The book value of this property at December 31, 2005 was $10.0 million.

•	100% membership interest in a limited liability company that owns a 110,421 square foot shopping center in Norcross, Georgia. In 1998, the Company made loans in the aggregate amount of $2.8 million to the former owner of the property. In July 2003, the Company negotiated the acquisition of this property from this former owner. At that time the Company assumed the existing senior, non-recourse mortgage financing on the property ($8.9 million outstanding at December 31, 2005), which bears interest at an annual rate of 7.55% and is due on December 1, 2008. The book value of this property at December 31, 2005 was $11.9 million.

•	Also included in the Company’s consolidated real estate interests is a first mortgage with a carrying amount of $40.8 million secured by a 594,000 square foot office building in Milwaukee, Wisconsin. In June 2003, the Company purchased the loan, which had a face value in excess of $40.0 million, for $26.8 million. Upon entering into a forbearance agreement with the owner of the property in August

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004, the Company determined that the borrowing entity was a variable interest entity (as defined in FIN 46) of which the Company was the primary beneficiary. See Note 3, “Summary of Significant Accounting Policies — Variable Interest Entities.” The book value of this consolidated interest at December 31, 2005 was $42.6 million.

•	Two parcels of land located in Willow Grove, Pennsylvania with a book value of $613,500 at December 31, 2005.
      The Company’s consolidated real estate interests consisted of the following property types at the dates indicated below: Escrows and reserves represent amounts held for payment of real estate taxes, insurance premiums, repair and replacement costs, tenant improvements, and leasing commissions.

	As of December 31,

	2005 Book		2004 Book
	Value	%	Value	%

Multi-family	$9,034,391	11.5%	$9,011,649	11.7%
Office	56,338,626	71.7%	54,779,536	71.2%
Retail and other	13,156,793	16.8%	13,111,941	17.1%

Subtotal	78,529,810	100.0%	76,903,126	100.0%
Plus: Escrows and reserves	2,827,641		2,107,794
Less: Accumulated depreciation	(4,305,441)		(2,487,300)

Consolidated real estate interests	$77,052,010		$76,523,620

      As of December 31, 2005 and 2004, non-recourse, long-term debt secured by the Company’s consolidated real estate interests consisted of the following:

	2005	2004

Loan payable, secured by real estate, monthly installments of $8,008, including interest at 7.33%, remaining principal due August 1, 2008	$959,442	$983,270
Loan payable, secured by real estate, monthly installments of $37,697, including interest at 7.27%, remaining principal due January 1, 2008	5,136,245	5,206,060
Loan payable, secured by real estate, monthly installments of $47,720, including interest at 5.73%, remaining principal due November 1, 2012	7,159,070	7,310,998
Loan payable, secured by real estate, monthly installments of $72,005, including interest at 7.55%, remaining principal due December 1, 2008	8,919,422	9,102,492

Total	$22,174,179	$22,602,820

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, the amount of long-term debt secured by the Company’s consolidated real estate interests that mature over the next five years, and the aggregate indebtedness maturing thereafter, is as follows:

2006	$465,599
2007	498,738
2008	14,562,012
2009	191,497
2010	202,924
Thereafter	6,253,409

Total	$22,174,179

      Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Unamortized fees as of December 31, 2005 and 2004 were $82,600 and $77,300, respectively. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company’s consolidated real estate interests for the years ended December 31, 2005, 2004 and 2003 was $1.8 million, $1.5 million and $1.4 million, respectively.
      The Company leases space in the buildings it owns to several tenants. Approximate future minimum lease payments under noncancellable lease arrangements as of December 31, 2005 are as follows:

2006	$5,858,748
2007	4,130,744
2008	3,724,182
2009	3,382,303
2010	1,836,659
Thereafter	4,841,438

Total	$23,774,074

Note 6 — Consolidated Real Estate Interest Held for Sale
      As of October 3, 2005, the Company classified as “held for sale” one of its consolidated real estate interests, consisting of an 89% general partnership interest in a limited partnership that owns a building in Philadelphia, Pennsylvania with 456,000 square feet of office/retail space. In accordance with SFAS No. 144, the assets and liabilities of this real estate interest have been separately classified on the Company’s balance sheet as of December 31, 2005 and 2004, and the results of operations attributable to this interest have been reclassified, for all periods presented, to “discontinued operations”. Additionally, depreciation expense was no longer recorded for this asset once it was classified as “held for sale”.
      As of December 31, 2005 and 2004, the consolidated interest held for sale had a book value of $71.0 million and $66.3 million respectively. Liabilities underlying the consolidated real estate interest held for sale totaled $41.8 million and $42.9 million at December 31, 2005 and 2004 respectively. Included in these liabilities is a non-recourse loan with an original principal balance of $44.0 million ($40.3 million at December 31, 2005), which bears interest at an annual rate of 6.85% and is due on August 1, 2008.
      In November 2005, the Company received an earnest deposit from the intended purchaser of the property, subject to successful negotiation of a purchase and sale agreement for the Company’s general

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
partnership interest for $74.0 million. The Company expects the sale to occur during the second quarter of 2006.
      The following is a summary of the building’s operations for the years ended December 31, 2005, 2004 and 2003, which have been reclassified to discontinued operations in the Company’s consolidated statement of income for all periods presented:

	For the Years Ended December 31,

	2005	2004	2003

Rental income	$14,113,062	$13,713,527	$13,084,899
Less:
Operating expenses	6,470,789	6,925,884	6,524,412
Interest expense	2,810,876	2,854,158	2,894,282
Depreciation and amortization	1,851,758	2,098,848	2,060,308

Income from discontinued operations	$2,979,639	$1,834,637	$1,605,897

Note 7 — Unconsolidated Real Estate Interests
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
      At December 31, 2005, the Company’s unconsolidated real estate interests consisted of the following:

•	20% beneficial interest in a trust that owns a 58-unit apartment building in Philadelphia, Pennsylvania and a 20% partnership interest in a general partnership that owns an office building with 31,507 square feet in Alexandria, Virginia. In September 2002, the Company received these interests, together with a cash payment of $2.5 million, in repayment of two loans with a combined net book value of $2.3 million. The Company recorded these interests at their current fair value based upon discounted cash flows and recognized income from loan satisfaction in the amount of $3.2 million. As of December 31, 2005, the Pennsylvania property is subject to non-recourse financing of $2.9 million bearing interest at 6.04% and maturing on February 1, 2013. The Virginia property is subject to non-recourse financing of $3.4 million bearing interest at 6.75% and maturing on March 1, 2013.

•	Class B limited partnership interest in a limited partnership that owns a 363-unit multifamily apartment complex in Pasadena (Houston), Texas. The Company acquired its interest in September 2003 for $1.9 million. In July 2004, the Company contributed an additional $600,000 to the limited partnership. The property is subject to non-recourse financing of $8.0 million at December 31, 2005, which bears interest at the 30-day London interbank offered rates, or LIBOR, plus 3.0% (7.39% at December 31, 2005, but limited by an overall interest rate cap of 6.0%) with a LIBOR floor of 2.0%, and is due on October 9, 2006.

•	3% membership interest in a limited liability company that has a 99.9% limited partnership interest in a limited partnership that owns a 504-unit multifamily apartment complex in Sugarland (Houston), Texas. The Company acquired its interest in April 2004 for $5.6 million. The property is subject to non-recourse financing of $14.3 million at December 31, 2005, which bears interest at an annual rate of 4.84%, and is due on November 1, 2009.

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	0.1% Class B membership interest in an limited liability company that has an 100% interest in a limited liability company that has an 89.94% beneficial interest in a trust that owns a 737,308 square foot 35-story urban office building in Chicago, Illinois. The Company acquired its interest in December 2004 for $19.5 million. The property is subject to non-recourse financing of $91.0 million at December 31, 2005, which bears interest at an annual rate of 5.3% and is due January 1, 2015.

•	Class B membership interests in each of two limited liability companies which together own a 231-unit multifamily apartment complex in Wauwatosa, Wisconsin. The Company acquired its interest in December 2004 for $2.9 million. The property is subject to non-recourse financing of $18.0 million at December 31, 2005, which bears interest at 5.3% and is due January 1, 2014.

•	Class B membership interests in each of two limited liability companies, one which owns a 430-unit multifamily apartment complex in Orlando, Florida and the other which owns a 264-unit multifamily apartment complex in Bradenton, Florida. The Company acquired its membership interests in May 2005 for an aggregate amount of $9.5 million. As of December 31, 2005, the Orlando property is subject to non-recourse financing of $23.5 million bearing interest at 5.31% and maturing on June 1, 2010. The Bradenton property is subject to non-recourse financing of $14.0 million bearing interest at 5.31% and maturing on June 1, 2010.

•	A 20% residual interest in the net sales proceeds resulting from any future sale of a 27-unit apartment building located in Philadelphia, Pennsylvania. The property had been part of the collateral underlying one of the Company’s mezzanine loans until the loan was repaid in full in December 2005. The book value of the Company’s interest at December 31, 2005, $883,600, is computed using an assumed sale price that is based upon a current third-party appraisal.
      The Company’s unconsolidated real estate interests consisted of the following property types at the dates indicated below:

	December 31,

	2005		2004

	Book Value	Percentage	Book Value	Percentage

Multi-family	$19,530,016	48.1%	$16,981,121	38.6%
Office	21,095,697	51.9%	27,035,336	61.4%

Unconsolidated real estate interests	$40,625,713	100.0%	$44,016,457	100.0%

Note 8 —	Credit Facility and Lines of Credit
      At December 31, 2005, the Company had an unsecured credit facility with $305.0 million of maximum possible borrowings ($240.0 million outstanding at December 31, 2005) and three secured lines of credit, two of which each have $30.0 million of maximum possible borrowings and one which has $25.0 million of maximum possible borrowings (as of March 1, 2006, the maximum possible borrowing on this line increased to $50.0 million).
      The following is a description of the Company’s unsecured credit facility and secured lines of credit at December 31, 2005.
Unsecured Credit Facility
      On October 24, 2005, the Company entered into a revolving credit agreement with KeyBank National Association, as administrative agent, Bank of America, N.A., as syndication agent, KeyBanc Capital Markets, as sole lead arranger and sole book manager, and financial institutions named in the revolving credit agreement. The revolving credit agreement originally provided for a senior unsecured revolving credit facility

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in an amount up to $270.0 million, with the right to request an increase in the facility of up to an additional $80.0 million, to a maximum of $350.0 million. The original amount was increased by an additional $35.0 million to $305.0 million in December 2005. Borrowing availability under the credit facility is based on specified percentages of the value of eligible assets. The credit facility will terminate on October 24, 2008, unless the Company extends the term an additional year upon the satisfaction of specified conditions.
      Amounts borrowed under the credit facility bear interest at a rate equal to, at the Company’s option:

•	LIBOR (30-day, 60-day, 90-day or 180-day interest periods, at the Company’s option) plus an applicable margin of between 1.35% and 1.85% or

•	an alternative base rate equal to the greater of: (i) KeyBank’s prime rate, or (ii) the federal funds rate plus 50 basis points), plus an applicable margin of between 0% and 0.35%.
      The applicable margin is based on the ratio of the Company’s total liabilities to total assets which is calculated on a quarterly basis. The Company is obligated to pay interest only on the amounts borrowed under the credit facility until the maturity date of the credit facility, at which time all principal and any interest remaining unpaid is due.
      The Company’s ability to borrow under the credit facility is subject to its ongoing compliance with a number of financial and other covenants, including a covenant that the Company not pay dividends in excess of 100% of its adjusted earnings, to be calculated on a trailing twelve-month basis, provided however, dividends may be paid to the extent necessary to maintain its status as a real estate investment trust. The credit facility also contains customary events of default, including a cross default provision. If an event of default occurs, all of the Company’s obligations under the credit facility may be declared immediately due and payable. For events of default relating to insolvency and receivership, all outstanding obligations automatically become due and payable.
      At December 31, 2005, the Company had $240.0 million outstanding under the credit facility, of which $180.0 million bore interest at 5.87125% and $60.0 million bore interest at 7.25%. Based upon the Company’s eligible assets as of that date, the Company had $50.0 million of availability under the credit facility.
Secured Lines of Credit
      At December 31, 2005, the Company had no amounts outstanding under the first of its two $30.0 million lines of credit. This line of credit bears interest at either: (a) the 30-day LIBOR, plus 2.5%, or (b) the prime rate as published in the “Money Rates” section of The Wall Street Journal, at the Company’s election. Absent any renewal, the line of credit will terminate in October 2007 and any principal then outstanding must be paid by October 2008. The lender has the right to declare any advance due and payable in full two years after the date of the advance.
      At December 31 2005, the Company had no amounts outstanding under the second of its two $30.0 million lines of credit. This line of credit bears interest at the prime rate as published in the “Money Rates” section of The Wall Street Journal. This line of credit has a current term running through April 2006 with annual one-year extension options and an 11-month non-renewal notice requirement.
      At December 31, 2005, the Company had $22.4 million outstanding under its $25.0 million line of credit. This line of credit bears interest at the 30-day LIBOR plus 2.25%. As of December 31, 2005, the interest rate was 6.64%. In December 2005 the revolving feature of this credit line expired and all amounts then outstanding are to be repaid by December 2006. As of March 1, 2006, the Company renewed the revolving feature of the credit line and increased the maximum borrowing to $50.0 million.

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2005, the Company chose to not renew its second $25.0 million line of credit and its $10.0 million line of credit because both of the lenders who provided the lines participated in the Company’s new unsecured revolving credit facility.
      As of December 31, 2005, $28.8 million in principal amount of the Company’s loans were pledged as collateral for amounts outstanding under the secured lines of credit.

Note 9 —	Shareholders’ Equity
      On September 15, 2005, the Company issued 2,280,700 Common Shares in a public offering at an offering price of $28.50 per share. After offering costs, including the underwriter’s discount, and expenses of approximately $3.1 million, the Company received approximately $61.9 million of net proceeds.
      On October 5, 2004, the Company issued 2.0 million shares of its 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series B Preferred Shares”) in a public offering at an offering price of $25.00 per share. After offering costs, including the underwriters’ discount, and expenses of approximately $1.9 million, the Company received approximately $48.1 million of net proceeds. On October 29, 2004, the underwriters exercised their over-allotment option, in part, with respect to an additional 258,300 Series B Preferred Shares. The exercise price was $25.00 per share. These shares were issued on November 3, 2004 for net proceeds of approximately $6.3 million.
      The Series B Preferred Shares accrue cumulative cash dividends at a rate of 8.375% per year of the $25.00 liquidation preference, equivalent to $2.09375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series B Preferred Shares have no maturity date and the Company is not required to redeem the Series B Preferred Shares at any time. The Company may not redeem the Series B Preferred Shares before October 5, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve the Company’s tax qualification as a real estate investment trust. On or after October 5, 2009, the Company may, at its option, redeem the Series B Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For the years ended December 31, 2005 and 2004, the Company paid dividends on its Series B Preferred Shares of $4.7 million and $1.1 million, respectively.
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
      On March 19, 2004, the Company issued 2.4 million shares of its 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series A Preferred Shares”) in a public offering at an offering price of $25.00 per share with respect to 2,350,150 shares and $24.50 with respect to 49,850 shares sold to certain of the Company’s trustees, officers and employees, together with their relatives and friends. After offering costs, including the underwriters’ discount, and expenses of approximately $2.0 million, the Company received approximately $58.0 million of net proceeds. On April 6, 2004, the Company issued an additional 360,000 Series A Preferred Shares pursuant to the underwriters’ exercise of their over-allotment option. The exercise price was $25.00 per share, resulting in receipt by the Company of net proceeds of approximately $8.6 million.
      The Series A Preferred Shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series A Preferred Shares have no maturity date

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and the Company is not required to redeem the Series A Preferred Shares at any time. The Company may not redeem the Series A Preferred Shares before March 19, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve the Company’s tax qualification as a real estate investment trust. On or after March 19, 2009, the Company may, at its option, redeem the Series A Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For the years ended December 31, 2005 and 2004, the Company paid dividends on its Series A Preferred Shares of $5.4 million and $4.2 million, respectively. The Series A Preferred Shares and Series B Preferred Shares rank on a parity with respect to dividend rights, redemption rights and distributions upon liquidation.

Note 10 —	Benefit Plans
      401(k) Profit Sharing Plan — The Company has a 401(k) savings plan covering substantially all employees. Under the plan, the Company matches 75% of employee contributions for all participants. Contributions made by the Company were approximately $212,000, $169,000 and $135,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
      Deferred Compensation — In January 2002 the Company established a supplemental executive retirement plan, or SERP, providing for retirement benefits to Betsy Z. Cohen, its Chairman and Chief Executive Officer, as required by her employment agreement with the Company. The normal retirement benefit is equal to 60% of Mrs. Cohen’s average base plus incentive compensation for the three years preceding the termination of employment, less social security benefits, increasing by 0.5% for each month of employment after Mrs. Cohen reaches age 65. Mrs. Cohen’s rights in the SERP benefit vest 25% for each year of service after October 31, 2002. The Company established a trust to serve as the funding vehicle for the SERP benefit and has deposited 58,912 Common Shares and $1.4 million in this trust since its inception. Based upon current actuarial calculations, the Company will have to fund an additional $1.0 million in cash to the trust, in order to satisfy its obligations under the SERP.
      In 2002, the Company recorded deferred compensation of $1.25 million for the fair value of the Common Shares. For the years ended December 31, 2005, 2004 and 2003, the Company recognized $947,000, $723,000 and $619,000 of compensation expenses, respectively, with regard to the required stock and cash contributions.

Note 11 —	Earnings Per Share
      The Company’s calculation of earnings per share in accordance with SFAS No. 128 is as follows:

	Year Ended December 31, 2005

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

BASIC EARNINGS PER SHARE:
Net income available to common shareholders	$67,951,232	26,235,134	$2.59
Effect of dilutive securities:
Options	—	176,889	(.02)
Phantom shares	—	7,670	—

Net income available to common shareholders plus assumed conversions	$67,951,232	26,419,693	$2.57

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

BASIC EARNINGS PER SHARE:
Net income available to common shareholders	$60,878,397	24,404,168	$2.49
Effect of dilutive securities:
Options	—	166,144	(.01)
Phantom shares	—	1,764	—

Net income available to common shareholders plus assumed conversions	$60,878,397	24,572,076	$2.48

	Year Ended December 31, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

BASIC EARNINGS PER SHARE:
Net income available to common shareholders	$47,164,427	21,043,308	$2.24
Effect of dilutive securities:
Options	—	146,895	(.01)

Net income available to common shareholders plus assumed conversions	$47,164,427	21,190,203	$2.23

Note 12 —	Stock Based Compensation
      The Company maintains the RAIT Investment Trust 2005 Equity Compensation Plan (the “Equity Compensation Plan”). The maximum aggregate number of Common Shares that may be issued pursuant to the Equity Compensation Plan is 2,500,000.
      The Company has granted to its officers, trustees and employees phantom shares pursuant to the RAIT Investment Trust Phantom Share Plan and phantom units pursuant to the Equity Compensation Plan. Both phantom shares and phantom units are redeemable for Common Shares issued under the Equity Compensation Plan. Redemption occurs after a period of time after vesting set by the Compensation Committee. All outstanding phantom shares were issued to non-management trustees, vested immediately, have dividend equivalent rights and will be redeemed upon separation from service from the Company. Phantom units granted to non-management trustees vest immediately, have dividend equivalent rights and will be redeemed upon the earliest to occur of (i) the first anniversary of the date of grant, or (ii) a trustee’s termination of service with the Company. Phantom units granted to officers and employees vest in varying percentages set by the Compensation Committee over four years, have dividend equivalent rights and will be redeemed between one to two years after vesting as set by the Compensation Committee
      The Company granted 1,392 and 2,744 phantom shares during the years ended December 31, 2005 and 2004, respectively. The Company has been accounting for grants of phantom shares in accordance with SFAS No. 123, which requires the recognition of compensation expenses on the date of grant. During the years ended December 31, 2005 and 2004, the Company recognized $47,000 and $80,000, respectively in compensation expenses relating to grants of phantom shares. At December 31, 2005 there were 4,136 phantom shares outstanding.
      During the year ended December 31, 2005, the Company granted 11,316 phantom units and recognized $354,000 in compensation expenses relating to these units. In January and February of 2006, the Company granted an additional 54,002 phantom units.

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Options
      In February and April 2002, the Company granted to its employees, executive officers and trustees options to purchase 61,100 Common Shares at the fair market value on the date of grant. These options, which were exercised in March through May 2002, had exercise prices of $16.92 and $19.85, respectively, per Common Share. The Common Shares issued pursuant to these exercises are subject to restrictions that lapse with respect to 25% of these Common Shares annually on the anniversary date of the grants for each of the next four years. At the time of exercise, the Company provided loans to each person in the amount necessary to exercise such options. Each of these loans bears interest at a rate of 6% per annum. The aggregate principal amount of all these loans was $264,000 and $506,000 at December 31, 2005 and 2004, respectively. Interest on the outstanding principal amount is payable quarterly and 25% of the original principal amount of each loan is payable on each of the first four anniversaries. The final payment on the remaining loans outstanding is due on March 31, 2006.
      The Common Shares acquired pursuant to the option exercise secure each loan and the borrower is personally liable for 25% of the outstanding balance due. Any payments of principal are deemed to first reduce the amount of the borrower’s personal liability and the Company agrees to accept as full satisfaction of amount due under the loan for which the borrower is not personally liable the return of all Common Shares purchased by borrower with the proceeds of the loan.
      The Company has granted to its officers, trustees and employees options to acquire Common Shares. The vesting period is determined by the Compensation Committee and the option term is generally ten years after the date of grant. At December 31, 2005 and 2004 there were 477,360 and 490,693 options outstanding, respectively.
      A summary of the options activity of the Equity Compensation Plan is presented below.

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, January 1,	490,693	$17.44	518,282	$16.82	427,682	$14.52
Granted	—	—	18,250	26.40	129,850	22.84
Exercised	(13,333)	15.00	(45,839)	14.09	(39,250)	11.65

Outstanding, December 31,	477,360	17.51	490,693	17.44	518,282	16.82

Options exercisable at December 31,	422,360		392,143		374,682

Weighted average fair value of options granted during the year		n/a		$1.22		$0.68

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Outstanding at	Average
Exercise Prices	December 31, 2005	Contractual Life	Exercise Price	December 31, 2005	Exercise Price

$ 9.00 - 10.75	25,682	3.63 years	$10.36	25,682	$10.36
$13.65 - 19.85	306,503	2.50 years	$15.34	304,003	$15.31
$21.81 - 26.40	145,175	7.72 years	$23.36	92,675	$23.47

	477,360			422,360

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13 — Commitments and Contingencies
Litigation
      As part of the Company’s business, the Company acquires and disposes of real estate investments and, as a result, expects that it will engage in routine litigation in the ordinary course of that business. Management does not expect that any such litigation will have a material adverse effect on the Company’s consolidated financial position or results of operations.
      On August 12, 2004, a civil action was commenced in the United States District Court of the Eastern District of Pennsylvania by Michael Axelrod and certain of his affiliates naming the Company and certain of the Company’s affiliates, among others, as defendants. The civil action arose out of the Company’s sale of a consolidated real estate interest to these affiliates and was based upon alleged misrepresentations made with respect to the condition of the property underlying this interest, which the Company denied. On March 1, 2006, the parties to this civil action entered into a settlement agreement to settle and dismiss this civil action with prejudice and to exchange mutual releases, without the admission of liability by any party. The Company expects that a stipulation to dismiss all claims and counterclaims in this civil action will be filed with the court during March 2006.
Delegated Underwriting Program
      In 2005 and 2006 the Company has entered into program agreements with four mortgage lenders that provide that the mortgage lender will locate, qualify, and underwrite both a first mortgage loan and a mezzanine loan and then sell the mezzanine loan to the Company. The mezzanine loans must conform to the business, legal and documentary parameters in the program agreement and be in the range of $250,000 to $2.5 million. In most cases, the Company expects to acquire the mezzanine loan from the mortgage lender at the closing of the mezzanine loan. In general, if any variations are identified or any of the required deliveries are not received, the Company has a period of time to notify the mortgage lender of its election to either waive the variations or require the mortgage lender to repurchase the mezzanine loan. Each of the four program agreements provides that the Company will fund up to $50.0 million per calendar quarter of loans that fit the pre-defined underwriting parameters. From November 17, 2005 through March 1, 2006 the Company has funded six mezzanine loans totaling $8.1 million through the delegated underwriting program.
Guidance Line
      In June 2005, the Company entered into an agreement with a borrower establishing financial and underwriting parameters under which the Company would consider first mortgage bridge loans sourced by the borrower, up to an aggregate of $150.0 million, with no individual loan in an amount greater than $50.0 million. The Company expects that the credit and market risk of the potential loans will not differ from those of the loans in the Company’s current portfolio. In October 2005, the Company made a $74.5 million loan to this borrower. This loan was not made under this line, but it reduced the availability of this line while it was outstanding. This loan was repaid in December 2005.

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Lease Obligations
      The Company sub-leases both its downtown and suburban Philadelphia office locations. The annual minimum rent due pursuant to the subleases for each of the next five years and thereafter is estimated to be as follows as of December 31, 2005:

2006	$390,019
2007	395,347
2008	395,347
2009	395,347
2010	263,565
Thereafter	—

Total	$1,839,625

      The Company sub-leases a portion of its downtown Philadelphia office space under an operating lease with The Bancorp, Inc., (“Bancorp Inc.”), at an annual rental based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Bancorp Inc. was approximately $295,000, $251,000 and $244,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The Company’s affiliation with Bancorp Inc. is described in Note 14.
      The Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease with The Richardson Group, Inc. (“Richardson”) whose Chairman is the Vice-Chairman, a trustee and Secretary of the Company, and a son of the Chairman and Chief Executive Officer of the Company. The annual rental is based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Richardson was approximately $43,000, $56,000 and $55,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Effective April 1, 2005, Richardson relinquished to the landlord its leasehold on a portion of the space they had subleased to the Company. Simultaneously, Bancorp entered into a lease agreement with the landlord for that space. The Company then entered into a new sublease with Bancorp for that space at annual rentals based upon the amount of square footage the Company occupies.
      The Company sub-leases suburban Philadelphia, Pennsylvania office space at an annual rental of $15,600. This sublease currently terminates in February 2006 but renews automatically each year for a one year term unless prior notice of termination of the sublease is sent by either party to the sublease to the other party thereto.
      Total rental expense was $351,000, $316,000 and $298,000 for the years ended December 31, 2005, 2004 and 2003 respectively.
      Employment Agreements — The Company is party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.
Note 14 — Transactions with Affiliates
      Resource America, Inc. (“Resource America”) was the sponsor of the Company. Resource America had the right to nominate one person for election to the Board of Trustees of the Company until its ownership of the outstanding Common Shares fell below 5%, which occurred in June 2003. Based upon representations made by Resource America to the Company, Resource America has not owned any Common Shares since August 2005. The Chairman and Chief Executive Officer of the Company, Betsy Z. Cohen, is (i) the spouse of Edward E. Cohen, the Chairman of the Board of Resource America, and (ii) the parent of Jonathan Z.

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cohen, the Chief Executive Officer, President and a director of Resource America. Jonathan Cohen is also the Vice-Chairman, a Trustee and the Secretary of the Company and served as Resource America’s nominee to the Board of Trustees of the Company. In December 2003, the Company was paid $100,000 for facilitating an acquisition by an unrelated third party financial institution of a $10.0 million participation in a loan owned by Resource America. The Company had previously owned the participation from March 1999 until March 2001 and, in order for another party to acquire it, the Company had to reacquire it and then sell it to them. The transaction was completed in January 2004, at which time the Company earned an additional $23,000 representing interest for the eight days the Company had funded the participation. The transaction was reviewed and approved by the Independent Trustees (as defined in the declaration of trust of the Company) of the Board of Trustees of the Company and determined not to create a conflict of interest. The Company anticipates that it may purchase and sell additional loans and lien interests in loans to and from Resource America, and participate with it in other transactions.
      Brandywine Construction & Management, Inc. (“Brandywine”), is an affiliate of the spouse of Betsy Z. Cohen, the Chairman and Chief Executive Officer of the Company. Brandywine provided real estate management services to 11, 14 and 17 properties underlying the Company’s real estate interests at December 31, 2005, 2004 and 2003, respectively. Management fees in the amount of $918,000, $1.1 million and $1.2 million were paid to Brandywine for the years ended December 31, 2005, 2004 and 2003, respectively, relating to those interests. The Company believes that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties. The Company continues to use Brandywine to provide real estate management services to properties underlying the Company’s investments.
      Betsy Z. Cohen has been the Chairman of the Board of The Bancorp Bank (“Bancorp”), a commercial bank, since November 2003 and a director of Bancorp Inc., a registered financial holding company for Bancorp, since September 2000, and the Chief Executive Officer of both Bancorp and Bancorp Inc. since September 2000. Daniel G. Cohen, Mrs. Cohen’s son, (a) has been the Vice-Chairman of the Board of Bancorp since November 2003, was the Chairman of the Board of Bancorp from September 2000 to November 2003, was the Chief Executive Officer of Bancorp from July 2000 to September 2000 and has been Chairman of the Executive Committee of Bancorp since 1999 and (b) has been the Chairman of the Board of Bancorp Inc. and Chairman of the Executive Committee of Bancorp Inc. since 1999. The Company maintains most of its checking and demand deposit accounts at Bancorp. As of December 31, 2005 and 2004, the Company had $69.1 and $7.8 million, respectively, on deposit, of which approximately $69.0 million and $7.7 million, respectively, is over the FDIC insurance limit. The Company pays a fee of $5,000 per month to Bancorp for information system technical support services. The Company paid $60,000 for each of the years ended December 31, 2005, 2004 and 2003. The Company subleases a portion of its downtown Philadelphia office space from Bancorp. See Note 13
      Daniel G. Cohen is the beneficial owner of the corporate parent of Cohen Brothers & Company (“Cohen Brothers”), a registered broker-dealer of which Mr. Cohen is President and Chief Executive Officer. In March 2003, Jonathan Z. Cohen sold his 50% equity interest in this corporate parent to Daniel G. Cohen. Cohen Brothers has acted as a dealer in the public offering the Company made of its 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series A Preferred Shares”) in March 2004. In the March 2004 offering, Cohen Brothers was allocated 60,000 Series A Preferred Shares at the public offering price less a standard dealer’s concession of $0.50 per share. Cohen Brothers has acted as a dealer in the public offerings the Company made of its Common Shares in February 2003 and October 2003. In the February 2003 offering, Cohen Brothers was allocated 150,000 Common Shares at the public offering price less a standard dealer’s concession of $0.48 per share. In the October 2003 offering, Cohen Brothers was allocated 125,000 Common Shares at the public offering price less a standard dealer’s concession of $0.61 per share.

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company sub-leases a portion of its downtown Philadelphia office space under an operating lease with Richardson. See Note 13.
Note 15 — Concentrations of Credit Risk
      The Company believes that it does not concentrate its assets in any way that exposes it to a material loss from any single occurrence or group of occurrences. The Company has no loans or investments with cross default and or cross collateral provisions with other loans or investments in its portfolio.
Note 16 — Fair Value of Financial Instruments
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
      Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book values at December 31, 2005 and 2004 are outlined below.

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables describe the carrying amounts and fair value estimates of the Company’s fixed and variable rate real estate loans, fixed and variable rate senior indebtedness relating to loans and long term debt secured by consolidated real estate interests as of December 31, 2005 and 2004. These accounts have been valued by computing the present value of expected future cash in-flows or out-flows, using a discount rate that is equivalent to the estimated current market rate for each asset or liability, adjusted for credit risk.
      For cash and cash equivalents, the book value of $71.6 million and $11.0 million as of December 31, 2005 and 2004, respectively, approximated fair value. The book value of restricted cash of $20.9 million and $22.9 million approximated fair value at December 31, 2005 and 2004, respectively. The book value of the unsecured line of credit ($240.0 million at December 31, 2005) and of the aggregate outstanding balance of the secured lines of credit of $22.4 million and $49.0 million at December 31, 2005 and 2004, respectively, approximated the fair value of the amounts outstanding.

	At December 31, 2005

	Carrying	Estimated	Discount
	Amount	Fair Value	Rate

Fixed rate first mortgages	$248,137,000	$249,200,000	7.75%
Variable rate first mortgages	175,961,000	178,713,000	7.75%
Fixed rate mezzanine loans	265,300,000	282,551,000	10.0%
Variable rate mezzanine loans	25,859,000	25,903,000	10.0%
Fixed rate senior indebtedness relating to loans	54,000,000	53,879,000	5.9%
Variable rate senior indebtedness relating to loans	12,500,000	12,644,000	5.9%
Long-term debt secured by consolidated real estate interests	22,174,000	22,111,000	6.75%

	At December 31, 2004

	Carrying	Estimated	Discount
	Amount	Fair Value	Rate

Fixed rate first mortgages	$196,561,000	$198,049,000	8.5%
Variable rate first mortgages	37,270,000	37,107,000	7.5%
Mezzanine loans	257,478,000	257,930,000	12.5%
Fixed rate senior indebtedness relating to loans	31,165,000	31,973,000	5.25%
Variable rate senior indebtedness relating to loans	20,140,000	20,116,000	5.25%
Long-term debt secured by consolidated real estate interests	63,424,000	65,476,000	5.9%
Note 17 — Segment Reporting
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

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 18 — Dividends
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
Common Shares
      On the declaration dates in the years ended December 31, 2005 and 2004 set forth below, the Board of Trustees of the Company declared cash dividends in an amount per Common Share and in the aggregate dividend amount set forth opposite such declaration date, payable on the payment date, to holders of Common Shares on the record date set forth opposite the relevant declaration date.

				Aggregate
Declaration	Record	Payment	Dividend	Dividend
Dates	Date	Date	Per Share	Amount

12/09/05	12/22/05	12/30/05	$0.61	$17,015,799
09/02/05	09/12/05	10/17/05	$0.61	$15,620,342
06/15/05	06/28/05	07/15/05	$0.61	$15,614,197
03/25/05	04/07/05	04/15/05	$0.60	$15,351,018
12/09/04	12/21/04	12/31/04	$0.60	$15,346,633
09/15/04	09/27/04	10/15/04	$0.60	$15,317,506
06/10/04	06/21/04	07/15/04	$0.60	$13,932,458
03/23/04	04/05/04	04/15/04	$0.60	$13,928,428
Series A Preferred Shares
      On the declaration dates in the years ended December 31, 2005 and 2004 set forth below, the Board of Trustees of the Company declared cash dividends on the Company’s 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) in the amount per share, payable on the payment date, to holders of Series A Preferred Shares on the record date in the aggregate dividend amount set forth opposite the relevant declaration date.

				Aggregate
Declaration	Record	Payment	Dividend	Dividend
Dates	Date	Date	Per Share	Amount

10/25/05	12/01/05	12/30/05	$0.484375	$1,336,875
07/19/05	09/01/05	09/30/05	$0.484375	$1,336,875
05/18/05	06/01/05	06/30/05	$0.484375	$1,336,875
01/25/05	03/01/05	03/31/05	$0.484375	$1,336,875
10/26/04	12/01/04	12/31/04	$0.484375	$1,336,875
07/27/04	09/01/04	09/30/04	$0.484375	$1,336,875
04/27/04	06/01/04	06/30/04	$0.484375	$1,336,875
03/18/04	03/24/04	03/31/04	$0.062500	$150,000
Series B Preferred Shares
      On the declaration dates in the years ended December 31, 2005 and 2004 set forth below, the Board of Trustees of the Company declared cash dividends on the Company’s 8.375% Series B Cumulative Redeem-

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
able Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”) in the amount per share, payable on the payment date, to holders of Series B Preferred Shares on the record date in the aggregate dividend amount set forth opposite the relevant declaration date.

				Aggregate
Declaration	Record	Payment	Dividend	Dividend
Dates	Date	Date	Per Share	Amount

10/25/05	12/01/05	12/30/05	$0.5234375	$1,182,080
07/19/05	09/01/05	09/30/05	$0.5234375	$1,182,080
05/18/05	06/01/05	06/30/05	$0.5234375	$1,182,080
01/25/05	03/01/05	03/31/05	$0.5234375	$1,182,080
10/26/04	12/01/04	12/31/04	$0.4952957	$1,118,527
Note 19 — Quarterly Financial Data (Unaudited)
      The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations:

	For the Three Months Ended

2005	December 31,	September 30,	June 30,	March 31,

Interest income	$21,253,855	$20,863,923	$19,634,961	$18,975,190
Rental income	4,161,061	4,125,877	4,314,008	4,158,767
Fee income and other	3,055,191	991,335	2,085,676	911,432
Investment income(1)	1,525,378	1,316,041	1,861,759	1,318,648
Interest expense	4,879,531	3,995,462	3,644,045	1,967,460
Property operating expenses	2,474,206	2,383,489	2,290,894	2,308,861
Other operating expenses	2,912,970	2,800,071	3,006,705	2,610,413

Net income before minority interest	19,728,778	18,118,154	18,954,760	18,477,303
Minority interest	(10,956)	(7,209)	(5,266)	(9,989)

Net income before gain on sale of consolidated real estate interest, loss on sale of unconsolidated real estate interest, and gain on involuntary conversion	19,717,822	18,110,945	18,949,494	18,467,314

Gain on sale of consolidated real estate interest	—	—	—	—
Loss on sale of unconsolidated real estate interest	(198,162)	—	—	—
Gain on involuntary conversion	—	—	—	—

Net income from continuing operations	19,519,660	18,110,945	18,949,494	18,467,314
Net income from discontinued operations	1,063,376	1,234,493	259,952	421,818

Net income	20,583,036	19,345,438	19,209,446	18,889,132

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended

2005	December 31,	September 30,	June 30,	March 31,

Dividends attributed to preferred shares	2,518,955	2,518,955	2,518,955	2,518,955

Net income available to common shareholders	$18,064,081	$16,826,483	$16,690,491	$16,370,177

Basic earnings per share:
Net income from continuing operations	$0.61	$0.60	$0.64	$0.62
Net income from discontinued operations	0.04	0.05	0.01	0.02

Net income	$0.65	$0.65	$0.65	$0.64

Diluted earnings per share
Net income from continuing operations	$0.60	$0.60	$0.64	$0.62
Net income from discontinued operations	0.04	0.05	0.01	0.02

Net income	$0.64	$0.65	$0.65	$0.64

	For the Three Months Ended

2004	December 31,	September 30,	June 30,	March 31,

Interest income	$17,461,081	$15,064,880	$15,145,385	$13,314,483
Rental income	4,391,079	3,968,172	2,949,819	2,916,544
Fee income and other	1,503,265	2,157,903	579,419	2,487,208
Investment income(1)	724,314	740,616	1,123,493	831,894
Interest expense	1,756,269	1,548,051	1,880,416	1,758,536
Property operating expenses	2,471,193	1,702,209	1,686,595	1,504,662
Other operating expenses	2,307,320	2,000,289	3,555,225	2,521,503

Net income before minority interest	17,544,957	16,681,022	12,675,880	13,765,428
Minority interest	(12,082)	554	1,248	(19,476)

Net income before gain on sale of consolidated real estate interest, loss on sale of unconsolidated real estate interest, and gain on involuntary conversion	17,532,875	16,681,576	12,677,128	13,745,952

Gain on sale of consolidated real estate interest	—	—	2,402,639	—
Loss on sale of unconsolidated real estate interest	—	—	—	—

Gain on involuntary conversion	782,742	500,000	—	—

RAIT INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended

2004	December 31,	September 30,	June 30,	March 31,

Net income from continuing operations	18,315,617	17,181,576	15,079,767	13,745,952
Net income from discontinued operations	367,565	362,213	730,294	374,565

Net income	18,683,182	17,543,789	15,810,061	14,120,517
Dividends attributed to preferred shares	2,455,402	1,336,875	1,336,875	150,000

Net income available to common shareholders	$16,227,780	$16,206,914	$14,473,186	$13,970,517

Basic earnings per share:
Net income from continuing operations	$0.63	$0.63	$0.59	$0.58
Net income from discontinued operations	0.01	0.01	0.03	0.02

Net income	$0.64	$0.64	$0.62	$0.60

Diluted earnings per share
Net income from continuing operations	$0.62	$0.62	$0.59	$0.58
Net income from discontinued operations	0.01	0.01	0.03	0.02

Net income	$0.63	$0.63	$0.62	$0.60

(1)	Certain reclassifications have been made to the prior quarters to conform to the presentation of the consolidated financial statements for the year ended December 31, 2005.

SCHEDULE IV
RAIT INVESTMENT TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
December 31, 2005

Loan Type/			Periodic		Face Amount	Book Value
Property Type	Interest Rate	Maturity Date	Payment Terms	Prior Liens	of Loans	of Loans

FIRST MORTGAGES:
Multi-family	7.84%	1/20/06	interest only	5,000,000	12,782,840	12,782,840
Multi-family	8.00%	2/25/2007	interest only	35,000,000	45,252,334	45,252,334
Multi-family	7.50%	8/28/2007	interest only		16,033,349	16,033,349
Multi-family	7.00%	3/25/2006	interest only		23,300,000	23,300,000
Multi-family	8.50%	6/3/2006	interest only		16,800,000	16,800,000
Multi-family	7.00%	5/23/2006	interest only		21,750,000	21,750,000
Office	8.19%	12/28/2008	interest only		20,900,000	20,900,000
Retail and other	9.00%	10/15/2006	interest only	11,000,000	15,500,000	15,500,000
Retail and other	8.50%	12/31/2006	interest only		33,735,000	33,735,000
Retail and other	6.00%	6/22/2007	interest only		21,300,000	21,300,000
Retail and other	8.50%	7/31/2008	interest only		30,000,000	30,000,000
Retail and other	8.00%	9/30/2008	interest only		13,516,426	13,516,426
Thirteen other multi-family	6.00%-12.00%	3/29/2006 - 10/1/2007		5,000,000	88,160,956	88,160,956
Four other office	8.00%	3/31/2006			25,254,990	25,254,990
Six other retail & other	6.00%-9.15%	3/11/05 - 4/26/2008		8,000,000	39,812,341	39,812,341

Total first mortgages				$64,000,000	$424,098,276	$424,098,276
MEZZANINE LOANS:
Multi-family	14.50%	7/29/2006	interest only		9,873,932	9,873,932
Multi-family	14.50%	3/11/2019	interest only		8,841,605	8,841,605
Multi-family	10.00%	8/9/2007	interest only		12,958,706	12,958,706
Office	15.00%	1/30/2006	interest only	2,500,000	19,468,756	19,468,756
Office	10.50%	5/10/2015	interest only		25,860,000	25,860,000
Office	10.00%	6/27/2006	interest only		19,000,000	19,000,000
Retail and other	9.72%	11/9/2007	interest only		10,000,000	10,000,000
Twenty-eight other multi-family	6.00% - 17.00%	3/31/2006 - 9/30/2016			95,421,106	95,421,106
Eighteen other office	11.00% - 15.50%	4/30/2007 - 5/1/2021			61,590,895	61,590,895
Fourteen other retail and other	11.00% - 15.00%	3/11/05 - 12/15/2015			28,143,719	28,143,719
Total mezzanine loans				$2,500,000	$291,158,719	$291,158,719

Grand total				$66,500,000	$715,256,995	$715,256,995

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

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
      Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on this assessment, management believes that, as of December 31, 2005, our internal control over financial reporting is effective.
      Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears on the next following page of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting
      There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Controls
Board of Trustees
RAIT Investment Trust
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that RAIT Investment Trust (a Maryland real estate investment trust) and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the RAIT Investment Trust and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 1, 2006, expressed an unqualified opinion on those financial statements.
Philadelphia, Pennsylvania
March 1, 2006

Item 9B.     Other Information
      None
PART III

Item 10.	Trustees and Executive Officers of the Registrant
      The information required by this item will be set forth in our definitive proxy statement with respect to our 2006 annual meeting of shareholders to be filed on or before May 1, 2006, and is incorporated herein by reference.

Item 11.	Executive Compensation
      The information required by this item will be set forth in our definitive proxy statement with respect to our 2006 annual meeting of shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      The information required by this item will be set forth in our definitive proxy statement with respect to our 2006 annual meeting of shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item will be set forth in our definitive proxy statement with respect to our 2006 annual meeting of shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
      The information required by this item will be set forth in our definitive proxy statement with respect to our 2006 annual meeting of shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) Listed below are all financial statements, financial statement schedules, and exhibits filed as part of this 10-K and herein included.
      (1) Financial Statements
      Consolidated Balance Sheets at December 31, 2005 and 2004
      Consolidated Statements of Income for the three years ended December 31, 2005

Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2005
      Consolidated Statements of Cash Flows for the three years ended December 31, 2005
      Notes to Consolidated Financial Statements
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
March 6, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ BETSY Z. COHEN Betsy Z. Cohen	Chairman, Chief Executive Officer and Trustee (Principal Executive Officer)	March 6, 2006

By:	/s/ SCOTT F. SCHAEFFER Scott F. Schaeffer	President and Chief Operating Officer	March 6, 2006

By:	/s/ ELLEN J. DISTEFANO Ellen J. DiStefano	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2006

By:	/s/ JONATHAN Z. COHEN Jonathan Z. Cohen	Secretary, Vice-Chairman and Trustee	March 6, 2006

By:	/s/ EDWARD S. BROWN Edward S. Brown	Trustee	March 6, 2006

By:	/s/ S. KRISTIN KIM S. Kristin Kim	Trustee	March 6, 2006

By:	/s/ ARTHUR MAKADON Arthur Makadon	Trustee	March 6, 2006

By:	/s/ JOEL R. MESZNIK Joel R. Mesznik	Trustee	March 6, 2006

By:	/s/ DANIEL PROMISLO Daniel Promislo	Trustee	March 6, 2006

By:	/s/ R. RANDLE SCARBOROUGH R. Randle Scarborough	Trustee	March 6, 2006

EXHIBIT INDEX

Exhibit
Number		Description of Documents

3.1		Amended and Restated Declaration of Trust of RAIT Investment Trust(1).
3	.1.1	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT Investment Trust(2).

3	.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT Investment Trust(3).

3	.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust of RAIT Investment Trust(4).

3	.1.4	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”)(5).

3	.1.5	Certificate of Correction to the Series A Articles Supplementary(5).
3	.1.6	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest(6).

3.2		By-laws of RAIT Investment Trust, as amended(1).

3.3		Articles of Incorporation of RAIT General, Inc.(1).

3.4		By-laws of RAIT General, Inc.(1).

3.5		Articles of Incorporation of RAIT Limited, Inc.(1).

3.6		By-laws of RAIT Limited, Inc.(1).

3.7		Certificate of Limited Partnership of RAIT Partnership, L.P.(1).

3.8		Limited Partnership Agreement of RAIT Partnership, L.P.(1).

4.1		Form of Certificate for Common Shares of Beneficial Interest(3).

4.2		Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest(7).

4.3		Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest(6).

10.1		Form of Indemnification Agreement(1).

10.2		Employment Agreement dated January 23, 2002 between Betsy Z. Cohen and RAIT Investment Trust(8).

10.3		Employment Agreement dated January 23, 2002 between Scott F. Schaeffer and RAIT Investment Trust(9).

10.4		RAIT Investment Trust Phantom Share Plan (As Amended and Restated, Effective July 20, 2004) (the “PSP”)(10).

10.5		RAIT Investment Trust 2005 Equity Compensation Plan (the “ECP”)(11).

10.6		ECP Form for Employee Non-Qualified Grants(12).

10.7		ECP Form for Employee Incentive Stock Option Grants(12).

10.8		ECP Form for Independent Contractor Grants(12).

10.9		ECP Form for Non-Employee Trustee Grants(12).

10.10		PSP Form for Employee Grants with Deferral Opportunity(12).

10.11		PSP Form for Employee Grants without Deferral Opportunity(12).

10.12		PSP Form for Non-Employee Trustee Grants(12).

10.13		PSP Form of Letter to Trustees Regarding the redemption of Phantom Shares(13).

10.14		ECP Form of Share Award Agreement with full vesting(13).

10.15		ECP Form of Unit Award to Cover Grants to Section 16 Officers(14).

10.16		ECP Form of Unit Award to Cover Grants to Employees(14).

10.17		ECP Form of Unit Award to Cover Grants to Non-Employee Trustees(13).

Exhibit
Number	Description of Documents

10.18	Revolving Credit Agreement dated as of October 24, 2005 among RAIT Investment Trust, RAIT Partnership, L.P., and RAIT Asset Holdings, LLC, as Borrowers, certain subsidiaries of the borrowers from time to time party thereto, as Guarantors, the lenders from time to time party thereto, KeyBank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager.(15)

21	List of Subsidiaries.

23	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a) Certification by the Chief Executive Office of RAIT Investment Trust.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT Investment Trust.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT Investment Trust.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT Investment Trust.

(1)	Incorporated by reference to RAIT Investment Trust’s Registration Statement on Form S-11 (Registration No. 333-35077).

(2)	Incorporated by reference to RAIT Investment Trust’s Registration Statement on Form S-11 (Registration No. 333-53067).

(3)	Incorporated by reference to RAIT Investment Trust’s Registration Statement on Form S-2 (Registration No. 333-55518).

(4)	Incorporated by reference to RAIT Investment Trust’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

(5)	Incorporated herein by reference to RAIT Investment Trust’s Form 8-K as filed with the Securities and Exchange Commission on March 18, 2004 (File No. 1-14760).

(6)	Incorporated herein by reference to RAIT Investment Trust’s Form 8-K as filed with the Securities and Exchange Commission on October 1, 2004 (File No. 1-14760).

(7)	Incorporated herein by reference to RAIT Investment Trust’s Form 8-K as filed with the Securities and Exchange Commission on March 22, 2004 (File No. 1-14760).

(8)	Incorporated by reference to RAIT Investment Trust’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002 (File No. 1-14760).

(9)	Incorporated by reference to RAIT Investment Trust’s Annual Report on Form 10-K/ A for its fiscal year ended December 31, 2001 (File No. 1-14760).

(10)	Incorporated herein by reference to RAIT Investment Trust’s Form 10-Q for the Quarterly Period ended June 30, 2004 (File No. 1-14760).

(11)	Incorporated by reference to RAIT Investment Trust’s Form 8-K as filed with the Securities and Exchange Commission on May 24, 2005 (File No. 1-14760).

(12)	Incorporated by reference to RAIT Investment Trust’s Form 10-Q for the Quarterly Period ended September 30, 2004 (File No. 1-14760).

(13)	Incorporated herein by reference to RAIT Investment Trust’s Form 8-K as filed with the Securities and Exchange Commission on July 25, 2005 (File No. 1-14760).

(14)	Incorporated herein by reference to RAIT Investment Trust’s Form 8-K as filed with the Securities and Exchange Commission on January 27, 2006 (File No. 1-14760).

(15)	Incorporated herein by reference to RAIT Investment Trust’s Form 10-Q for the Quarterly Period ended September 30, 2005 (File No. 1-14760).