Form 10-Q
period 2006-03-31
RAIT INVESTMENT TRUST
filed 2006-05-10
CIK 1045425

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 1, 2006, 27,907,110 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

================================================================================

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS..........................................     1

      Consolidated Balance Sheets at March 31, 2006 (unaudited) and
         December 31, 2005...............................................     1
      Consolidated Statements of Income (unaudited) for the three months
         ended March 31, 2006 and 2005...................................     2
      Consolidated Statements of Cash Flows (unaudited) for the three
         months ended March 31, 2006 and 2005............................     3
      Notes to Consolidated Financial Statements - March 31, 2006
         (unaudited).....................................................     4
      Report of Independent Registered Public Accounting Firm............    16

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.................................    17

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...    23

   ITEM 4.  CONTROLS AND PROCEDURES......................................    23

PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS............................................    24

   ITEM 1A. RISK FACTORS.................................................    24

   ITEM 6.  EXHIBITS.....................................................    24

SIGNATURES...............................................................    25

EXHIBIT INDEX............................................................    26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31, 2006    DECEMBER 31,
                                                                                     (UNAUDITED)         2005
                                                                                   --------------   --------------
                                     ASSETS
   Cash and cash equivalents ...................................................   $   11,193,353   $   71,450,600
   Restricted cash .............................................................       28,865,356       20,892,402
   Tenant escrows ..............................................................          159,349          161,626
   Accrued interest receivable .................................................       14,499,884       13,127,801
   Real estate loans, net ......................................................      852,257,703      714,428,071
   Unconsolidated real estate interests ........................................       40,439,691       40,625,713
   Consolidated real estate interests ..........................................       65,099,052       63,218,106
   Consolidated real estate interests held for sale ............................       88,671,517       85,454,934
   Furniture, fixtures and equipment, net ......................................          598,449          590,834
   Prepaid expenses and other assets ...........................................       12,355,479       13,747,340
   Goodwill ....................................................................          887,143          887,143
                                                                                   --------------   --------------
      Total assets .............................................................   $1,115,026,976   $1,024,584,570
                                                                                   ==============   ==============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued liabilities ....................................   $    4,364,677   $    3,300,695
   Accrued interest payable ....................................................        2,414,642        2,244,756
   Tenant security deposits ....................................................          165,958          169,565
   Dividends payable ...........................................................       17,019,949               --
   Borrowers' escrows ..........................................................       24,566,383       15,981,762
   Senior indebtedness relating to loans .......................................       66,500,000       66,500,000
   Long-term debt secured by consolidated real estate interests ................       13,180,939       13,254,757
   Liabilities underlying consolidated real estate interests held for sale .....       50,911,693       51,038,566
   Unsecured line of credit ....................................................      325,000,000      240,000,000
   Secured lines of credit .....................................................               --       22,400,000
                                                                                   --------------   --------------
      Total liabilities ........................................................   $  504,124,241   $  414,890,101
Minority interest ..............................................................          454,138          459,684
Shareholders' equity:
   Preferred shares, $.01 par value; 25,000,000 shares authorized;
      7.75% Series A cumulative redeemable preferred shares, liquidation
         preference $25.00 per share; 2,760,000 shares issued and outstanding ..           27,600           27,600
      8.375% Series B cumulative redeemable preferred shares, liquidation
         preference $25.00 per share; 2,258,300 shares issued and outstanding ..           22,583           22,583
   Common shares, $.01 par value; 200,000,000 authorized shares; issued and
      outstanding 27,901,556 and 27,899,065 shares .............................          279,015          278,991
   Additional paid-in-capital ..................................................      603,198,057      603,130,311
   Retained earnings ...........................................................        7,281,285        6,250,150
   Loans for stock options exercised ...........................................         (186,497)        (263,647)
   Deferred compensation .......................................................         (173,446)        (211,203)
                                                                                   --------------   --------------
      Total shareholders' equity ...............................................   $  610,448,597   $  609,234,785
                                                                                   --------------   --------------
      Total liabilities and shareholders' equity ...............................   $1,115,026,976   $1,024,584,570
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

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                            FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                         -------------------------
                                                                             2006          2005
                                                                         -----------   -----------
REVENUES
Interest income ......................................................   $19,570,382   $18,975,190
Rental income ........................................................     4,396,061     3,843,056
Fee income and other .................................................     5,661,224       911,432
Investment income ....................................................     1,543,758     1,318,648
                                                                         -----------   -----------
   Total revenues ....................................................    31,171,425    25,048,326
                                                                         -----------   -----------
COSTS AND EXPENSES
Interest .............................................................     5,589,748     1,796,209
Property operating expenses ..........................................     2,340,723     2,203,410
Salaries and related benefits ........................................     1,877,986     1,250,349
General and administrative ...........................................     1,171,696       861,056
Depreciation and amortization ........................................       444,111       431,275
                                                                         -----------   -----------
   Total costs and expenses ..........................................    11,424,264     6,542,299
                                                                         -----------   -----------
Net income before minority interest ..................................   $19,747,161   $18,506,027
Minority interest ....................................................        (4,714)       (9,989)
                                                                         -----------   -----------
Net income from continuing operations ................................    19,742,447    18,496,038
Net income from discontinued operations ..............................       827,592       393,097
                                                                         -----------   -----------
Net income ...........................................................   $20,570,039   $18,889,135
Dividends attributed to preferred shares .............................     2,518,955     2,518,955
                                                                         -----------   -----------
Net income available to common shareholders ..........................   $18,051,084   $16,370,180
                                                                         -----------   ===========
Net income from continuing operations per common share-basic .........   $      0.62   $      0.62
Net income from discontinued operations per common share-basic .......          0.03          0.02
                                                                         -----------   -----------
Net income per common share basic ....................................   $      0.65   $      0.64
                                                                         ===========   ===========
Net income from continuing operations per common share -- diluted ....   $      0.61   $      0.62
Net income from discontinued operations per common share -- diluted ..          0.03          0.02
                                                                         -----------   -----------
Net income per common share diluted ..................................   $      0.64   $      0.64
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

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    FOR THE THREE MONTHS
                                                                                      ENDED MARCH 31,
                                                                               -----------------------------
                                                                                    2006            2005
                                                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..............................................................   $  20,570,039   $  18,889,135
      Adjustments to reconcile net income to net cash provided by operating activities:
      Minority interest ....................................................           4,714           9,989
      Depreciation and amortization ........................................         535,793       1,044,747
      Accretion of loan discounts ..........................................          (6,194)     (3,157,406)
      Amortization of debt costs ...........................................         401,085         128,411
      Deferred compensation ................................................          37,757         137,812
      Decrease in tenant escrows ...........................................           2,276              65
      Increase in accrued interest receivable ..............................      (1,903,799)     (3,397,278)
      Increase in prepaid expenses and other assets ........................        (491,345)     (2,925,134)
      Increase (decrease) in accounts payable and accrued liabilities ......       1,182,786        (731,067)
      Increase in accrued interest payable .................................         168,536         239,634
      (Decrease) increase in tenant security deposits ......................         (22,199)          1,518
      Decrease in borrowers' escrows .......................................         611,667          31,090
                                                                               -------------   -------------
         Net cash provided by operating activities .........................      21,091,117      10,271,516
                                                                               -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of furniture, fixtures and equipment ........................         (43,899)        (11,112)
      Real estate loans purchased ..........................................              --      (4,250,000)
      Real estate loans originated .........................................    (226,940,505)   (104,165,748)
      Principal repayments from real estate loans ..........................      89,644,939      55,339,137
      Release of escrows held to fund expenditures for consolidated
         real estate interests .............................................       1,140,617         603,242
      Investment in consolidated real estate interests .....................      (2,336,227)        (13,355)
      Distributions paid by consolidated real estate interests .............         (10,260)        (20,520)
      Investment in unconsolidated real estate interests ...................         (11,182)        (90,570)
      Investment in consolidated real estate interests held for sale .......      (1,000,368)        (62,162)
      Proceeds from disposition of unconsolidated real estate interests ....         197,914              --
                                                                               -------------   -------------
         Net cash used in investing activities .............................    (139,389,681)    (52,671,088)
                                                                               -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Principal repayments on senior indebtedness ..........................              --         (45,153)
      Principal repayments on long-term debt ...............................        (299,554)       (274,364)
      (Repayments)/advances on secured lines of credit .....................     (22,400,000)     47,400,000
      Advances on unsecured lines of credit ................................      85,000,000              --
      Payment of preferred dividends .......................................      (2,518,955)     (2,518,955)
      Issuance of common shares, net .......................................          67,770          77,065
      Principal payments on loans for stock options exercised ..............          77,150           2,702
                                                                               -------------   -------------
         Net cash provided by financing activities .........................      59,926,411      44,641,295
                                                                               -------------   -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................     (58,372,153)      2,241,723
                                                                               -------------   -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................      71,419,877      13,331,373
                                                                               -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................   $  13,047,724   $  15,573,096
                                                                               =============   =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly RAIT Investment Trust's (the "Company") consolidated financial position at March 31, 2006, its results of operations for the three months ended March 31, 2006 and 2005 and its cash flows for the three months ended March 31, 2006 and 2005. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to the consolidated financial statements as of December 31, 2005 and for the three months ended March 31, 2005 to conform to the presentation as of and for the three months ended March 31, 2006.

SHARE BASED COMPENSATION

     Effective January 1, 2006, the Company has adopted FASB Statement No. 123
(R), "Share-Based Payment". Statement 123 (R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

     Statement 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

     In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, Statement 123 (R) includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards.

     Statement 123 (R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting For Stock Issued to Employees". Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of Statement 123 (R), if it had been in effect, on the net earnings and related per share amounts for the years ended December 31, 2005, 2004 and 2003 was disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2005.

     Because the Company adopted Statement 123 (R) using the modified prospective transition method, prior periods have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measured share-based compensation cost using the Black-Scholes option pricing model for stock option grants prior to January 1, 2006 and anticipates using this pricing model for future grants. The Company did not grant options in the first quarter of 2006. Forfeitures did not affect the calculated expense based upon historical activities of option grantees.

     Share-based compensation of $5,500 (less than $.01 per share) was recognized for the three months ended March 31, 2006, which related to the unvested portion of options to acquire the Company's common shares of beneficial interest (the "Common Shares") granted prior to January 1, 2006. Reported net income, adjusting for share-based compensation that would have been recognized in the quarter ended March 31, 2005 if Statement 123 (R) had been followed in that quarter is presented in the following table:

                                                                                             FOR THE
                                                                                           THREE MONTHS
                                                                                              ENDED
                                                                                            MARCH 31,
                                                                                           ------------
                                                                                              2005
                                                                                           -----------
Net income, as reported...............................................................     $16,370,200
Less: stock based compensation determined under fair value based method for all
  awards..............................................................................           7,000
                                                                                           -----------
Pro forma net income..................................................................     $16,363,200
                                                                                           ===========
Net income per share -- basic.........................................................     $      0.64
  as reported pro forma...............................................................     $      0.64
Net income per share -- diluted.......................................................     $      0.64
  as reported pro forma...............................................................     $      0.64

     The adoption of Statement 123 (R) did not change the way that the Company has accounted for stock awards in prior periods and therefore no such change is reflected in the pro forma table above. The Company expenses the fair value of stock awards determined at the grant date on a straight-line basis over the vesting period of the award.

VARIABLE INTEREST ENTITIES

     The Company has adopted Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" and revised FIN 46 ("FIN 46(R)"). In doing so, the Company has evaluated its various interests to determine whether they are in variable interest entities. These variable interests are primarily subordinated financings in the form of mezzanine loans or unconsolidated real estate interests. The Company has identified 27 and 26 variable interests having an aggregate book value of $187.2 million and $206.4 million that it held as of March 31, 2006 and 2005, respectively. For one of these variable interests, with a book value of $40.8 million at March 31, 2006, the Company determined that the Company is the primary beneficiary and such variable interest is included in the Company's consolidated financial statements.

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

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

     The Company concluded that entering into the forbearance agreement is a triggering event under FIN 46(R) and thus the variable interest must be reconsidered. Because the actual owner of the property no longer had a controlling financial interest in the property and the Company had the obligation to make additional advances under the Company's loan to fund any potential losses, the Company determined that the borrower is a variable interest entity and that the Company is the primary beneficiary due to the Company absorbing the majority of the probability weighted expected losses, as defined in FIN 46(R). The Company continues to hold a valid and enforceable first mortgage and the value of the property exceeds the Company's carrying value of the loan. However, as the primary beneficiary, the Company is required to consolidate this variable interest entity pursuant to FIN 46(R).

     The Company's consolidated financial statements as of and for the three months ended March 31, 2006 include the assets, liabilities, and results of operations of the variable interest entity, which are summarized below:

                             AS OF AND
                       FOR THE THREE MONTHS
                       ENDED MARCH 31, 2006
                       --------------------
Total assets .......        $49,190,762
                            ===========
Total liabilities ..        $   430,377
                            ===========

Total income .......        $ 2,672,811
Total expense ......          1,505,924
                            -----------
   Net income ......        $ 1,166,887
                            ===========

NOTE 2 - CONSOLIDATED STATEMENT OF CASH FLOWS

     For the purpose of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid for interest was $7.5 million and $2.4 million for the three months ended March 31, 2006 and 2005, respectively.

     Dividends declared during the three months ended March 31, 2006 and 2005, but not paid until April 2006 and 2005, were $17.0 million and $15.4 million, respectively.

NOTE 3 - RESTRICTED CASH AND BORROWERS' ESCROWS

     Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans.

NOTE 4 - REAL ESTATE LOANS

     The Company's portfolio of real estate loans consisted of the following at March 31, 2006:

First mortgages                                    $571,241,609
Mezzanine loans                                     282,253,591
                                                   ------------
Subtotal                                            853,495,200
Unearned (fees) costs                                (1,011,340)
Less: Allowance for loan losses                        (226,157)
                                                   ------------
   Real estate loans, net                           852,257,703
Less: Senior indebtedness related to loans          (66,500,000)
                                                   ------------
   Real estate loans, net of senior indebtedness   $785,757,703
                                                   ============

     The following is a summary description of the assets contained in the Company's portfolio of real estate loans as of March 31, 2006:

                                AVERAGE
                     NUMBER     LOAN TO    RANGE OF LOAN
TYPE OF LOAN        OF LOANS   VALUE (1)     YIELDS (2)    RANGE OF MATURITIES
-----------------   --------   ---------   -------------   --------------------
First mortgages..      37         77%       6.5% -- 16.0%    5/23/06 -- 12/28/08
Mezzanine loans..      83         84%      10.0% -- 17.9%    7/28/06 --  5/01/21

----------
(1) Calculated as the sum of the outstanding balance of the Company's loan and senior loan (if any) divided by the current appraised value of the underlying collateral.

(2)  The Company's calculation of loan yield includes points charged.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     The properties underlying the Company's portfolio of real estate loans consisted of the following types as of March 31, 2006:

                       PRINCIPAL AMOUNT   PERCENTAGE
                       ----------------   ----------
Multi-family .......    $444.0 million        52%
Office .............     153.6 million        18%
Retail and other ...     255.9 million        30%
                        --------------       ---
Total ..............    $853.5 million       100%
                        ==============       ===

     As of March 31, 2006, the maturities of the Company's real estate loans in the remainder of 2006, in each year through 2010, and the aggregate maturities thereafter are as follows:

2006 .........................   $363,047,675
2007 .........................    183,288,397
2008 .........................     96,625,017
2009 .........................     20,208,594
2010 .........................     11,555,894
Thereafter ...................    178,769,623
                                 ------------
Total ........................   $853,495,200
                                 ============

     Senior indebtedness relating to loans arises when the Company sells a participation or other interest in one of its first mortgages or mezzanine loans to another lender. These participations and interests rank senior to the Company's right to repayment under the relevant mortgage or loan in various ways. As of March 31, 2006, senior indebtedness relating to loans consisted of the following:

Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $12,786,014, payable interest only at LIBOR plus
   250 basis points (7.38% at March 31, 2006) due monthly, principal balance
   due July 1, 2006.............................................................   $ 5,000,000

Term loan payable, secured by Company's interest in a first mortgage loan with a principal balance of $9,000,000(1), payable interest only at 4.5% due monthly, principal balance due September 29,
   2006.........................................................................     6,500,000

Term loan payable, secured by Company's interest in a first mortgage loan with a principal balance of $9,000,000(1), payable interest only at 5.5% due monthly, principal balance due September 29,
   2006.........................................................................     1,500,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $15,500,000, payable interest only at 5.0%
   due monthly, principal balance due October 15,
   2006.........................................................................    11,000,000

Senior loan participation, secured by Company's interest in a mezzanine loan with a book value of $12,168,169 payable interest only at the bank's prime rate (7.75% at March 31, 2006) due quarterly, principal balance due
   April 30, 2007...............................................................     2,500,000

Senior loan participation, secured by Companys' interest in a first mortgage loan with a principal balance of $45,491,623, payable interest only at 6.0%
   due monthly, principal balance due February 25,
   2007.........................................................................    35,000,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $8,000,000, payable interest only at LIBOR plus 200 basis points (6.88% at March 31, 2006) due monthly, principal
   balance due September 1, 2007................................................     5,000,000
                                                                                   -----------
Total...........................................................................   $66,500,000
                                                                                   ===========

----------
(1)  These term loans are secured by the same first mortgage interest.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     As of March 31, 2006, the senior indebtedness relating to loans maturing in the remainder of 2006, over the next four years, and the aggregate indebtedness maturing thereafter, is, as follows:

2006.........   $26,500,000
2007.........    40,000,000
2008.........            --
2009.........            --
2010.........            --
Thereafter...            --
                -----------
Total........   $66,500,000
                ===========

     As of March 31, 2006, $102.9 million in principal amount of loans were pledged as collateral for amounts outstanding on the Company's lines of credit and senior indebtedness relating to loans.

NOTE 5 - CONSOLIDATED REAL ESTATE INTERESTS

     As of March 31, 2006, the Company owned the following controlling interests in entities that own real estate. These interests are accounted for on a consolidated basis:

          - 100% limited and general partnership interest in a limited partnership that owns an office building in Rohrerstown, Pennsylvania with 12,630 square feet on 2.93 acres used as a diagnostic imaging center. The Company acquired this interest for $1.7 million. After acquisition, the Company obtained non-recourse financing of $1.1 million ($952,962 at March 31, 2006), which bears interest at an annual rate of 7.33% and is due on August 1, 2008. The book value of this property at March 31, 2006 was $1.2 million.

          - 100% membership interest in a limited liability company that owns a 216-unit apartment complex and clubhouse in Watervliet, New York. The Company acquired this property in January 2002 for $8.7 million, which included the assumption of non-recourse financing in the original principal amount of $5.5 million ($5.1 million at March 31, 2006). The loan assumed by the Company bears interest at an annual rate of 7.27% and matures on January 1, 2008. The book value of this property at March 31, 2006 was $7.8 million.

          - 84.6% membership interest in a limited liability company that owns a 44,517 square foot office building in Rockville, Maryland. In October 2002, the Company acquired 100% of the limited liability company for $10.7 million and simultaneously obtained non-recourse financing of $7.6 million ($7.1 million at March 31, 2006). The loan bears interest at an annual rate of 5.73% and is due November 1, 2012. In December 2002, the Company sold a 15.4% interest in the limited liability company to a partnership whose general partner is a son of the Company's chairman and chief executive officer. The buyer paid $513,000, which approximated the book value of the interest being purchased. No gain or loss was recognized on the sale. The book value of this property at March 31, 2006 was $9.9 million.

          - Also included in the Company's consolidated real estate interests is a first mortgage with a carrying amount of $40.8 million secured by a 594,000 square foot office building in Milwaukee, Wisconsin. In June 2003, the Company purchased the loan, which had a face value in excess of $40.0 million, for $26.8 million. Upon entering into a forbearance agreement with the owner of the property in August 2004, the Company determined that the borrowing entity was a variable interest entity (as defined in FIN 46) of which the Company was the primary beneficiary. See
               Note 1, "Basis of Presentation -- Variable Interest Entities." The book value of this consolidated interest at March 31, 2006 was $44.7 million.

          - Two parcels of land located in Willow Grove, Pennsylvania with an aggregate book value of $613,500 at March 31, 2006.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     The Company's consolidated real estate interests consisted of the following property types at March 31, 2006. Escrows and reserves represent amounts held for payment of real estate taxes, insurance premiums, repair and replacement costs, tenant improvements, and leasing commissions.

                                        BOOKVALUE      %
                                       -----------   -----
Multi-family........................   $ 9,038,391    13.2%
Office..............................    58,700,853    85.9%
Retail and other....................       613,519     0.9%
                                       -----------   -----
   Subtotal.........................    68,352,763   100.0%
Plus: Escrows and reserves..........       847,928
Less: Accumulated depreciation......    (4,101,639)
                                       -----------
Consolidated real estate interests..   $65,099,052
                                       ===========

     As of March 31, 2006, non-recourse, long-term debt secured by the Company's consolidated real estate interests consisted of the following:

Loan payable, secured by real estate, monthly installments of $8,008, including
   interest at 7.33%, remaining principal due August 1, 2008......................   $   952,962
Loan payable, secured by real estate, monthly installments of $37,697, including
   interest at 7.27%, remaining principal due January 1, 2008.....................     5,109,687
Loan payable, secured by real estate, monthly installments of $47,720, including
   interest at 5.73%, remaining principal due November 1, 2012....................     7,118,290
                                                                                     -----------
Total.............................................................................   $13,180,939
                                                                                     ===========

     As of March 31, 2006, the amount of long-term debt secured by the Company's consolidated real estate interests that mature over the remainder of 2006, the next four years, and the aggregate indebtedness maturing thereafter, is as follows:

2006........   $   192,382
2007........       285,845
2008........     6,054,882
2009........       191,497
2010........       202,924
Thereafter..     6,253,409
               -----------
Total.......   $13,180,939
               ===========

     Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Unamortized fees as of March 31, 2006 and December 31, 2005 were $6,525 and $6,364, respectively. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's real estate investments for the three months ended March 31, 2006 and 2005 was $403,982 and $394,313, respectively.

     The Company leases space in the buildings it owns to several tenants. Approximate future minimum lease payments under noncancellable lease arrangements as of March 31, 2006 are as follows:

2006........   $ 2,928,677
2007........     3,410,593
2008........     3,125,177
2009........     2,980,836
2010........     1,817,753
Thereafter..     4,841,438
               -----------
Total.......   $19,104,474
               ===========

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 6 -- CONSOLIDATED REAL ESTATE INTERESTS HELD FOR SALE

     As of October 3, 2005, the Company classified as "held for sale" one of its consolidated real estate interests, consisting of an 89% general partnership interest in a limited partnership that owns a building in Philadelphia, Pennsylvania with 456,000 square feet of office/retail space. Also, as of March 31, 2006, the Company classified as "held for sale" a consolidated real estate interest consisting of a 110,421 square foot shopping center in Norcross, Georgia. In accordance with SFAS No. 144, the assets and liabilities of these real estate interests have been separately classified on the Company's balance sheet as of March 31, 2006 and December 31, 2005, and the results of operations attributable to these interests have been reclassified, for all periods presented, to "discontinued operations". Additionally, depreciation expense was no longer recorded for these assets once they were classified as "held for sale".

     As of March 31, 2006 and December 31, 2005, the consolidated interests held for sale had an aggregate book value of $88.7 million and $85.5 million respectively. Liabilities underlying the consolidated real estate interests held for sale totaled $50.9 million and $51.0 million at March 31, 2006 and December 31, 2005, respectively. Included in these liabilities are two non-recourse loans consisting of the following:

Loan payable, secured by real estate, monthly installments of $288,314, including interest at 6.85%, remaining principal due August 1, 2008................. $39,998,517

Loan payable, secured by real estate, monthly installments of $72,005, including interest at 7.55%, remaining principal due December 1, 2008..........................$ 8,871,460

     The Company anticipates that the sales of both the Philadelphia property and the Norcross property will be completed by June 30, 2006 at sales prices of approximately $74.0 million and $13.0 million, respectively.

     The following is a summary of the aggregate results of operations for the two buildings for the three months ended March 31, 2006 and 2005, which have been reclassified to discontinued operations in the Company's consolidated statement of income:

                                        FOR THE THREE MONTHS ENDED
                                                 MARCH 31,
                                        ---------------------------
                                                2006         2005
                                            ----------   ----------
Rental income........................       $3,600,463   $3,638,039
Less:
   Operating expenses................        1,827,318    1,762,928
   Interest expense..................          853,871      868,546
   Depreciation and amortization.....           91,682      613,468
                                            ----------   ----------
Income from discontinued operations..       $  827,592   $  393,097
                                            ==========   ==========

NOTE 7 - UNCONSOLIDATED REAL ESTATE INTERESTS

     Unconsolidated real estate interests include the Company's non-controlling interests in limited partnerships accounted for under the cost method of accounting, unless such interests meet the requirements of EITF:D-46 "Accounting for Limited Partnership Investments" to be accounted for under the equity method of accounting. In accordance with EITF 03-16, "Accounting for Investments in Limited Liability Companies," the Company accounts for its non-controlling interests in limited liability companies the same way that it accounts for its non-controlling interests in limited partnerships.

     At March 31, 2006, the Company's unconsolidated real estate interests consisted of the following:

          - 20% beneficial interest in a trust that owns a 58-unit apartment building in Philadelphia, Pennsylvania and a 20% partnership interest in a general partnership that owns an office building with 31,507 square feet in Alexandria, Virginia. In September 2002, the Company received these interests, together with a cash payment of $2.5 million, in repayment of two loans with a combined net book value of $2.3 million. The Company recorded these interests at their current fair value based upon discounted cash flows and recognized income from loan satisfaction in the amount of $3.2 million. As of March 31, 2006, the Pennsylvania property is subject to non-recourse financing of $2.9 million bearing interest at 6.04% and maturing on February 1, 2013. The Virginia property is subject to non-recourse financing of $3.4 million bearing interest at 6.75% and maturing on March 1, 2013.

          - Class B limited partnership interest in a limited partnership that owns a 363-unit multifamily apartment complex in Pasadena (Houston), Texas. The Company acquired its interest in September 2003 for $1.9 million. In July 2004, the

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

               Company contributed an additional $600,000 to the limited partnership. The property is subject to non-recourse financing of $8.0 million at March 31, 2006, which bears interest at the 30-day London interbank offered rates, or LIBOR, plus 3.0% (7.39% at March 31, 2006, but limited by an overall interest rate cap of 6.0%) with a LIBOR floor of 2.0%, and is due on October 9, 2006.

          - 3% membership interest in a limited liability company that has a 99.9% limited partnership interest in a limited partnership that owns a 504-unit multifamily apartment complex in Sugarland (Houston), Texas. The Company acquired its interest in April 2004 for $5.6 million. The property is subject to non-recourse financing of $14.2 million at March 31, 2006, which bears interest at an annual rate of 4.84%, and is due on November 1, 2009.

          - 0.1% Class B membership interest in an limited liability company that has an 100% interest in a limited liability company that has an 89.94% beneficial interest in a trust that owns a 737,308 square foot 35-story urban office building in Chicago, Illinois. The Company acquired its interest in December 2004 for $19.5 million. The property is subject to non-recourse financing of $91.0 million at March 31, 2006, which bears interest at an annual rate of 5.3% and is due January 1, 2015.

          - Class B membership interests in each of two limited liability companies which together own a 231-unit multifamily apartment complex in Wauwatosa, Wisconsin. The Company acquired its interest in December 2004 for $2.9 million. The property is subject to non-recourse financing of $18.0 million at March 31, 2006, which bears interest at 5.3% and is due January 1, 2014.

          - Class B membership interests in each of two limited liability companies, one which owns a 430-unit multifamily apartment complex in Orlando, Florida and the other which owns a 264-unit multifamily apartment complex in Bradenton, Florida. The Company acquired its membership interests in May 2005 for an aggregate amount of $9.5 million. As of March 31, 2006, the Orlando property is subject to non-recourse financing of $23.5 million bearing interest at 5.31% and maturing on June 1, 2010. The Bradenton property is subject to non-recourse financing of $14.0 million bearing interest at 5.31% and maturing on June 1, 2010.

          - A 20% residual interest in the net sales proceeds resulting from any future sale of a 27-unit apartment building located in Philadelphia, Pennsylvania. The property had been part of the collateral underlying one of the Company's mezzanine loans until the loan was repaid in full in December 2005. The book value of the Company's interest at March 31, 2006, $883,600, is computed using an assumed sale price that is based upon a current third-party appraisal.

     The Company's unconsolidated real estate interests consisted of the following property types at March 31, 2006:

                                          BOOK VALUE    PERCENTAGE
                                          ----------    ----------
Multi-family ..........................   $19,343,994      47.8%
Office ................................    21,095,697      52.2%
                                          -----------     -----
Unconsolidated real estate interests ..   $40,439,691     100.0%
                                          ===========     =====

NOTE 8 -- CREDIT FACILITY AND LINES OF CREDIT

     At March 31, 2006, the Company had an unsecured credit facility with $335.00 million of maximum possible borrowings ($325.0 million outstanding at March 31, 2006) and three secured lines of credit, two of which each have $30.0 million of maximum possible borrowings and one which has $50.0 million of maximum possible borrowings.

     The following is a description of the Company's unsecured credit facility and secured lines of credit at March 31, 2006.

UNSECURED CREDIT FACILITY

     The Company is party to a revolving credit agreement that, as of March 31, 2006, provides for a senior unsecured revolving credit facility in an amount up to $335.0 million, with the right to request an increase in the facility of up to a maximum of $350.0 million. Borrowing availability under the credit facility is based on specified percentages of the value of eligible assets. The credit facility will terminate on October 24, 2008, unless the Company extends the term an additional year upon the satisfaction of specified conditions.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     Amounts borrowed under the credit facility bear interest at a rate equal to, at the Company's option:

          - LIBOR (30-day, 60-day, 90-day or 180-day interest periods, at the Company's option) plus an applicable margin of between 1.35% and 1.85% or

          - an alternative base rate equal to the greater of: (i) the prime rate of the bank serving as administrative agent, or (ii) the federal funds rate plus 50 basis points, plus an applicable margin of between 0% and 0.35%.

     The applicable margin is based on the ratio of the Company's total liabilities to total assets which is calculated on a quarterly basis. The Company is obligated to pay interest only on the amounts borrowed under the credit facility until the maturity date of the credit facility, at which time all principal and any interest remaining unpaid is due. The Company pays a commitment fee quarterly on the difference between the aggregate amount of the commitments in effect from time to time under the credit facility and the outstanding balance under the credit facility. The commitment fee is equal to fifteen basis points (twenty five basis points if this difference is greater than 50% of the amount of the credit facility) per annum of this difference.

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

     At March 31, 2006, the Company had $325.0 million outstanding under the credit facility, of which $180.0 million bore interest at 6.02125%, $46.0 million bore interest at 6.42625%, $79.0 million bore interest at 6.28513% and $20.0 million bore interest at 6.4725%. Based upon the Company's eligible assets as of that date, the Company had approximately $10.0 million of availability under the credit facility.

SECURED LINES OF CREDIT

     At March 31, 2006, the Company had no amounts outstanding under the first of its two $30.0 million lines of credit. This line of credit bears interest at either: (a) the 30-day LIBOR, plus 2.5%, or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. Absent any renewal, the line of credit will terminate in October 2007 and any principal then outstanding must be paid by October 2008. The lender has the right to declare any advance due and payable in full two years after the date of the advance.

     At March 31, 2006, the Company had no amounts outstanding under the second of its two $30.0 million lines of credit. This line of credit bears interest at the prime rate as published in the "Money Rates" section of The Wall Street Journal. This line of credit has a current term running through April 2007 with annual one-year extension options and an 11-month non-renewal notice requirement.

     At March 31, 2006, the Company had no amounts outstanding under its $50.0 million line of credit. The credit line was increased during the quarter from $25.0 million at December 31, 2005 to $50.0 million. This line of credit bears interest at the 30-day LIBOR plus 2.25%. Absent any renewal, the line of credit will terminate in February 2007 and any principal then outstanding must be paid by February 2008.

NOTE 9 - TRANSACTIONS WITH AFFILIATES

     Brandywine Construction & Management, Inc. ("Brandywine"), is an affiliate of the spouse of Betsy Z. Cohen, the Chairman and Chief Executive Officer of the Company. Brandywine provided real estate management services to eleven properties underlying the Company's real estate interests at both March 31, 2006 and 2005. Management fees in the amount of $240,000 and $247,000 were paid to Brandywine for the three months ended March 31, 2006 and 2005, respectively, relating to these interests. The Company believes that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties. The Company expects to continue to use Brandywine to provide real estate management services to properties underlying the Company's investments.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     Betsy Z. Cohen has been the Chairman of the Board of The Bancorp Bank ("Bancorp"), a commercial bank, since November 2003 and a director of The Bancorp, Inc. ("Bancorp Inc"), a registered financial holding company for Bancorp, since September 2000 and the Chief Executive Officer of both Bancorp and Bancorp Inc. since September 2000. Daniel G. Cohen, Mrs. Cohen's son, (a) has been the Vice-Chairman of the Board of Bancorp since November 2003, was the Chairman of the Board of Bancorp from September 2000 to November 2003, was the Chief Executive Officer of Bancorp from July 2000 to September 2000 and has been Chairman of the Executive Committee of Bancorp since 1999 and (b) has been the Chairman of the Board of Bancorp Inc. and Chairman of the Executive Committee of Bancorp Inc. since 1999. The Company maintains most of its checking and demand deposit accounts at Bancorp. As of March 31, 2006 and December 31, 2005, the Company had approximately $8.2 million and $66.5 million, respectively, on deposit, of which approximately $8.1 million and $66.4 million, respectively, is over the FDIC insurance limit. The Company pays a fee of $5,000 per month to Bancorp for information system technical support services. The Company paid $15,000 for these services for each of the three month periods ended March 31, 2006 and 2005.

     The Company subleases a portion of its downtown Philadelphia office space under an operating lease with Bancorp Inc. The Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease with The Richardson Group, Inc. ("Richardson") whose Chairman is Jonathan Z. Cohen, the Vice-Chairman, a trustee and Secretary of the Company, and a son of the Chairman and Chief Executive Officer of the Company. For a description of these operating leases, see Note 10 - "Commitments and Contingencies - Lease Obligations".

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LITIGATION

     As part of the Company's business, the Company acquires and disposes of real estate investments and, as a result, expects that it will engage in routine litigation in the ordinary course of that business. Management does not expect that any such litigation will have a material adverse effect on the Company's consolidated financial position or results of operations.

     On August 12, 2004, a civil action was commenced in the United States District Court of the Eastern District of Pennsylvania by Michael Axelrod and certain of his affiliates naming the Company and certain of the Company's affiliates, among others, as defendants. The civil action arose out of the Company's sale of a consolidated real estate interest to these affiliates and was based upon alleged misrepresentations made with respect to the condition of the property underlying this interest, which the Company denied. On March 1, 2006, the parties to this civil action entered into a settlement agreement to settle and dismiss this civil action with prejudice and to exchange mutual releases, without the admission of liability by any party. On March 15, 2006, the court dismissed the case as settled.

DELEGATED UNDERWRITING PROGRAM

     In 2005 and 2006 the Company has entered into program agreements with four mortgage lenders that provide that the mortgage lender will locate, qualify, and underwrite both a first mortgage loan and a mezzanine loan and then sell the mezzanine loan to the Company. The mezzanine loans must conform to the business, legal and documentary parameters in the program agreement and be in the range of $250,000 to $2.5 million. In most cases, the Company expects to acquire the mezzanine loan from the mortgage lender at the closing of the mezzanine loan. In general, if any variations are identified or any of the required deliveries are not received, the Company has a period of time to notify the mortgage lender of its election to either waive the variations or require the mortgage lender to repurchase the mezzanine loan. Each of the four program agreements provides that the Company will fund up to $50.0 million per calendar quarter of loans that fit the pre-defined underwriting parameters. In the three months ended March 31, 2006, the Company funded four mezzanine loans totaling $5.0 million through the delegated underwriting program.

GUIDANCE LINES

     In June 2005, the Company entered into an agreement with a borrower establishing financial and underwriting parameters under which the Company would consider first mortgage bridge loans sourced by the borrower, up to an aggregate of $150.0 million, with no individual loan in an amount greater than $50.0 million. The Company expects that the credit and market risk of the potential loans will not differ from those of the loans in the Company's current portfolio.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     In March 2006, the Company entered into an agreement with another borrower establishing financial and underwriting parameters under which the Company would consider first mortgage bridge loans sourced by the borrower, up to an aggregate of $50.0 million, with no individual loan in an amount greater than $30.0 million. The Company expects that the credit and market risk of the potential loans will not differ from those of the loans in the Company's current portfolio.

LEASE OBLIGATIONS

     The Company sub-leases both its downtown and suburban Philadelphia office locations. The annual minimum rent due pursuant to the subleases for the remainder of 2006, each of the next four years and thereafter is estimated to be as follows as of March 31, 2006:

2006 ........   $  302,130
2007 ........      395,347
2008 ........      395,347
2009 ........      395,347
2010 ........      263,565
Thereafter ..           --
                ----------
   Total ....   $1,751,736
                ==========

     The Company sub-leases a portion of its downtown Philadelphia office space under an operating lease with Bancorp Inc., at an annual rental based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Bancorp Inc. was approximately $84,000 and $62,000 for the three months ended March 31, 2006 and 2005, respectively. The Company's affiliation with Bancorp Inc. is described in
Note 9.

     The Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease with The Richardson Group, Inc. ("Richardson") whose Chairman is the Vice-Chairman, a trustee and Secretary of the Company, and a son of the Chairman and Chief Executive Officer of the Company. The annual rental is based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Richardson was approximately $11,400 and $14,000 for the three months ended March 31, 2006 and 2005, respectively. Effective April 1, 2005, Richardson relinquished to the landlord its leasehold on a portion of the space they had subleased to the Company. Simultaneously, Bancorp entered into a lease agreement with the landlord for that space. The Company then entered into a new sublease with Bancorp for that space at annual rentals based upon the amount of square footage the Company occupies.

     The Company sub-leases suburban Philadelphia, Pennsylvania office space at an annual rental of $15,600. This sublease currently terminates in February 2007 but renews automatically each year for a one year term unless prior notice of termination of the sublease is sent by either party to the sublease to the other party thereto.

     Total rental expense was $99,000 and $79,000 for the three months ended March 31, 2006 and 2005 respectively.

EMPLOYMENT AGREEMENTS

     The Company is party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 11 - EARNINGS PER SHARE

     The Company's calculation of earnings per share for the three months ended March 31, 2006 and 2005 in accordance with SFAS No. 128 is as follows:

                                                                              For the three months ended
                                                                                    March 31, 2006
                                                                       ---------------------------------------
                                                                          Income         Shares      Per share
                                                                       (Numerator)   (Denominator)     Amount
                                                                       -----------   -------------   ---------
Basic earnings per share:                                              $18,051,084     27,900,276      $ 0.65
Net income available to common shareholders
Effect of dilutive securities:
   Options                                                                      --        168,253       (0.01)
   Phanton Shares                                                               --         53,206       (0.00)
                                                                       -----------   -------------   ---------
Net income available to common shareholders plus assumed conversions   $18,051,084     28,121,735      $ 0.64
                                                                       -----------   -------------   ---------

                                                                                 For the three months ended
                                                                                       March 31, 2005
                                                                          ---------------------------------------
                                                                             Income         Shares      Per share
                                                                          (Numerator)   (Denominator)     Amount
                                                                          -----------   -------------   ---------
Basic earnings per share:
Net income available to common shareholders ...........................   $16,370,180     25,583,041      $0.64
Effect of dilutive securities:
   Options ............................................................            --        168,692         --
   Phantom Shares .....................................................            --          2,744         --
                                                                          -----------     ----------      -----
Net income available to common shareholders plus assumed conversions ..   $16,370,180     25,754,477      $0.64
                                                                          ===========     ==========      =====

NOTE 12 -- STOCK BASED COMPENSATION

     The Company maintains the RAIT Investment Trust 2005 Equity Compensation Plan (the "Equity Compensation Plan"). The maximum aggregate number of Common Shares that may be issued pursuant to the Equity Compensation Plan is 2,500,000.

     The Company has granted to its officers, trustees and employees phantom shares pursuant to the RAIT Investment Trust Phantom Share Plan and phantom units pursuant to the Equity Compensation Plan. Both phantom shares and phantom units are redeemable for Common Shares issued under the Equity Compensation Plan. Redemption occurs after a period of time after vesting set by the Compensation Committee. All outstanding phantom shares were issued to non-management trustees, vested immediately, have dividend equivalent rights and will be redeemed upon separation from service from the Company. Phantom units granted to non-management trustees vest immediately, have dividend equivalent rights and will be redeemed upon the earliest to occur of (i) the first anniversary of the date of grant, or (ii) a trustee's termination of service with the Company. Phantom units granted to officers and employees vest in varying percentages set by the Compensation Committee over four years, have dividend equivalent rights and will be redeemed between one to two years after vesting as set by the Compensation Committee. The Company has been accounting for grants of phantom shares and phantom units in accordance with SFAS No. 123, which requires the recognition of compensation expenses on the date of grant.

     The Company did not grant any phantom shares during the three months ended March 31, 2006 and 2005. There were 4,136 and 2,744 phantom shares outstanding at March 31, 2006 and 2005, respectively, for which the Company recognized compensation expense of $0 and $6,250, respectively.

     The Company granted 54,002 and 0 phantom units during the three months ended March 31, 2006 and 2005, respectively. There were 69,454 and 0 phantom units outstanding at March 31, 2006 and 2005, respectively, for which the Company recognized compensation expense of $167,100 and $0, respectively.

STOCK OPTIONS

     In February and April 2002, the Company granted to its employees, executive officers and trustees options to purchase 61,100 Common Shares at the fair market value on the date of grant. These options, which were exercised in March through May 2002, had exercise prices of $16.92 and $19.85, respectively, per Common Share. The Common Shares issued pursuant to these exercises were subject to restrictions that had lapsed as of the fourth anniversary date of the grants. At the time of exercise, the Company provided loans to each person in the amount necessary to exercise such options. Each of these loans bore interest at a rate of 6% per annum. The aggregate principal amount of these loans was $186,497 and $263,647 at March 31, 2006 and December 31, 2005, respectively. Interest on the outstanding principal amount was payable quarterly and 25% of the original principal amount of each loan was payable on each of the first four anniversaries. The final payments on the remaining loans outstanding were made by April 30, 2006.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     From its inception through 2004, the Company has granted to its officers, trustees and employees options to acquire Common Shares. The vesting period is determined by the Compensation Committee and the option term is generally ten years after the date of grant. At both March 31, 2006 and December 31, 2005 there were 477,360 options outstanding.

NOTE 13 - DIVIDENDS

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

     On the declaration date set forth below, the Board of Trustees of the Company declared a cash dividend in an amount per Common Share and in the aggregate dividend amount, payable on the payment date to holders of Common Shares on the record date.

                                                                         Aggregate
Declaration Date   Record Date   Payment Date   Dividend Per Share   Dividend Amount
----------------   -----------   ------------   ------------------   ---------------
    03/24/06         04/05/06      04/14/06           $0.61           $17,019,949

Series A Preferred Shares

     On the declaration date set forth below, the Board of Trustees of the Company declared a cash dividend on the Company's 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series A Preferred Shares") in an amount per share and in the aggregate dividend amount, payable on the payment date to holders of Series A Preferred Shares on the record date.

                                                                       Aggregate
Declaration Date   Record Date   Payment Date   Dividend Per Share   Dividend Amount
----------------   -----------   ------------   ------------------   ---------------
    01/24/06         03/01/06      03/31/06          $0.484375          $1,336,875

Series B Preferred Shares

     On the declaration date set forth below, the Board of Trustees of the Company declared a cash dividend on the Company's 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series B Preferred Shares") in the amount per share and in the aggregate dividend amount, payable on the payment date to holders of Series B Preferred Shares on the record date.

                                                                         Aggregate
Declaration Date   Record Date   Payment Date   Dividend Per Share    Dividend Amount
----------------   -----------   ------------   ------------------    ---------------
    01/24/06         03/01/06      03/31/06          $0.5234375          $1,182,080

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
RAIT Investment Trust

     We have reviewed the accompanying consolidated balance sheet of RAIT Investment Trust and Subsidiaries as of March 31, 2006 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
May 9, 2006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or similar words. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2005, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

     Our revenues increased 24.4% from $25.0 million for the three months ended March 31, 2005 to $31.2 million for the three months ended March 31, 2006, while our net income available to common shareholders increased 10.3% to $18.1 million for the three months ended March 31, 2006 from $16.4 million for the three months ended March 31, 2005. Total assets grew 41.4% to $1.1 billion at March 31, 2006 from $788.7 million at March 31, 2005.

     We believe the principal reasons for this growth were:

          - Increased mezzanine and bridge loans and unconsolidated real estate interests -- We continued to grow our core business of making mezzanine and bridge loans and acquiring unconsolidated real estate interests in 2006 and 2005. We originated, purchased or acquired $226.9 million in the aggregate, of mezzanine and bridge loans and unconsolidated real estate interests in the quarter ended March 31, 2006 as compared to 108.5 million in the quarter ended March 31, 2005.

          - Increased use of leverage -- Throughout 2005 and continuing through April 2006 we leveraged our asset base by investing over $375.0 million we have obtained by establishing new sources of debt financing.

     We have found increasing competition to make real estate investments within our investment parameters, resulting in pressure on lenders to reduce their margins. We believe that as a result of our ability to offer structured financing that accommodates senior financing sources, to respond quickly to a borrower's requests and to tailor our financing packages to a borrower's needs, we do not compete for a borrower's business on interest rates alone. In addition, we are seeking to increase the return on our investments in appropriate cases by increasing our use of debt to leverage our investments while seeking to minimize the cost of this debt. We recently entered into the unsecured revolving credit agreement described below under "Liquidity and Capital Resources" that has enabled us to borrow increasing amounts at lower interest rates than those available under our secured lines of credit. We are also exploring ways to use collateralized debt obligations, or CDOs, to finance our investments. CDOs are securities supported by a pool of debt assets. We believe aggregating pools of our investments to support CDOs may enable us to increase our return on our investments and further increase our ability to leverage our investments. In order to execute this CDO strategy appropriately, we are seeking to add to our CDO expertise either through employing people that would bring that expertise to us internally or by combining or otherwise affiliating with another business with this expertise. We cannot assure you that we will be able to carry out this CDO strategy or that we will be able to achieve our goals with respect to our CDO strategy.


LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of our liquidity and capital resources from our commencement in January 1998 through March 31, 2006 were our public offerings of common shares, 7.75% Series A cumulative redeemable preferred shares and 8.375% Series B cumulative redeemable preferred shares. After offering costs and underwriting discounts and commissions, these offerings have allowed us to obtain net offering proceeds of $594.0 million. We expect to continue to rely on offerings of our securities as a principal source of our liquidity and capital resources.

     We issued 2,760,000 Series A preferred shares in March and April 2004 for net proceeds of $66.6 million. Our Series A preferred shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series A preferred shares have no maturity date and we are not required to redeem the Series A preferred shares at any time. We may not redeem the Series A preferred shares before March 19, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after March 19, 2009, we may, at our option, redeem the Series A preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For the both three months ended March 31, 2006 and 2005, we paid dividends on our Series A preferred shares of $1.3 million.

     We issued 2,258,300 Series B preferred shares in October and November 2004 for net proceeds of $54.4 million. Our Series B preferred shares accrue cumulative cash dividends at a rate of 8.375% per year of the $25.00 liquidation preference, equivalent to $2.09375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series B preferred shares have no maturity date and we are not required to redeem the Series B preferred shares at any time. We may not redeem the Series B preferred shares before October 5, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after October 5, 2009, we may, at our option, redeem the Series B preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For both the three months ended March 31, 2006 and 2005, we paid dividends on our Series B preferred shares of $1.2 million. Our Series A preferred shares and Series B preferred shares rank on a parity with respect to dividend rights, redemption rights and distributions upon liquidation.

     We also maintain liquidity through our unsecured credit facility and our secured lines of credit. At March 31, 2006, our unsecured credit facility provided for $335.0 million of maximum possible borrowings (we have the right to request an increase in the facility of up to an additional $15.0 million, to a maximum of $350.0 million, subject to certain pre-defined requirements) and three secured lines of credit, two of which each have $30.0 million of maximum possible borrowings, and the third of which has $50.0 million of maximum possible borrowings.

     The following are descriptions of our unsecured credit facility and secured lines of credit at March 31, 2006:

     UNSECURED CREDIT FACILITY

     We are party to a revolving credit agreement that, as of March 31, 2006, provides for a senior unsecured revolving credit facility in an amount up to $335.0 million, with the right to request an increase in the facility of up to a maximum of $350.0 million. Borrowing availability under the credit facility is based on specified percentages of the value of eligible assets. The credit facility will terminate on October 24, 2008, unless we extend the term an additional year upon the satisfaction of specified conditions.

     Amounts borrowed under the credit facility bear interest at a rate equal to, at our option:

          - LIBOR (30-day, 60-day, 90-day or 180-day interest periods, at our option) plus an applicable margin of between 1.35% and 1.85% or

          -    an alternative base rate equal to the greater of:

               - the prime rate of the bank serving as administrative agent or

               -    the Federal Funds rate plus 50 basis points,

               plus an applicable margin of between 0% and 0.35%.

     The applicable margin is based on the ratio of our total liabilities to total assets which is calculated on a quarterly basis. We are obligated to pay interest only on the amounts borrowed under the credit facility until the maturity date of the credit facility, at which time all principal and any interest remaining unpaid is due. We pay a commitment fee quarterly on the difference between the aggregate amount of the commitments in effect from time to time under the credit facility and the outstanding balance under the credit facility. This commitment fee is equal to fifteen basis points (twenty five basis points if this difference is greater than 50% of the amount of the credit facility) per annum of this difference.

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

     At March 31, 2006, we had $325.0 million outstanding under the credit facility, of which $180.0 million bore interest at 6.02125%, $46.0 million bore interest at 6.42625%, $79.0 million bore interest at 6.28313%, and $20.0 million bore interest at 6.4725%. Based upon our eligible assets as of that date, we had $10.0 million of availability under the credit facility.

     SECURED LINES OF CREDIT

     At March 31, 2006, we had $30.0 million of availability under the first of our two $30.0 million lines of credit. This line of credit bears interest at either:

          -    the 30-day London interbank offered rate, or LIBOR plus 2.5% or

          - the prime rate as published in the "Money Rates" section of The Wall Street Journal, at our election.

Absent any renewal, the line of credit will terminate in October 2007 and any principal then outstanding must be repaid by October 2008. The lender has the right to declare any advance due and payable in full two years after the date of the advance.

     At March 31, 2006, we had $30.0 million of availability under the second of our $30.0 million lines of credit. This line of credit bears interest at the prime rate as published in the "Money Rates" section of The Wall Street Journal. This line of credit has a current term running through April 2006 with annual one-year extension options at the lender's option and an 11-month non-renewal notice requirement.

     At March 31, 2006, we had $50.0 million of availability under our $50.0 million line of credit. The credit line was increased during the quarter from $25.0 million at December 31, 2005 to $50.0 million. This line of credit bears interest at the 30-day LIBOR plus 2.25%. Absent any renewal, the line of credit will terminate in February 2007 and any principal then outstanding must be paid by February 2008.

     There was no indebtedness outstanding under any of our secured lines of credit at March 31, 2006.

     Our other sources of liquidity and capital resources include principal payments on, refinancings of, and sales of senior participations in loans in our portfolio as well as refinancings and the proceeds of sales and other dispositions of our interests in real estate. These resources aggregated $91.0 million for the three months ended March 31, 2006, and $55.9 million for the three months ended March 31, 2005.

     We also receive funds from a combination of interest and fees on our loans, rents and income from our real estate interests and consulting fees. As required by the Internal Revenue Code, we use this income, to the extent of not less than 90% of our taxable income, to pay distributions to our shareholders. The dividend distribution for the quarters ended March 31, 2006 and 2005 (paid on April 14, 2006 and April 15, 2005, respectively) was $17.0 million and $15.4 million, respectively, of which $16.9 million and $15.3 million, respectively, was in cash and $99,600 and $78,600, respectively, was in additional common shares issued through our dividend reinvestment plan. We also paid $2.5 million of dividends, in the aggregate, on our Series A and Series B preferred shares for the both three months ended March 31, 2006 and 2005. We expect to continue to use funds from these sources to meet these needs.

     We use our capital resources principally for originating and purchasing loans and acquiring real estate interests. For the three months ended March 31, 2006, we originated or purchased 22 loans in the aggregate amount of $226.9 million, as compared to ten loans in the aggregate amount of $108.4 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, we made additional investments in consolidated interests in real estate of $2.3 million and additional investments in consolidated real estate interests held for sale of $1.0 million as compared to less than $100,000 for the three months ended March 31, 2005.

     At March 31, 2006, we had approximately $11.2 million of cash on hand which, when combined with $5.7 million of loan repayments we received through May 5, 2006, $29.1 million received from the proceeds of a new first mortgage borrowing secured by one of our consolidated real estate interests, and $28.4 million drawn on our secured lines of credit provided for $40.2 million of loans originated through May 5, 2006 and to fund our first quarter dividend payments. We anticipate that we will use the $4.6 million available to be drawn on our unsecured credit facility (based upon our eligible assets at

May 1, 2006, we are able to borrow up to the maximum amount $329.6 million and currently have $325.0 million outstanding on the line) combined with proceeds of approximately $30.0 million from the anticipated sale of one consolidated real estate interest and loan repayments of $56.0 million expected in May 2005, to fund additional investments totaling approximately $77.2 million that we expect to make in May 2006.

     We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity and capital needs. We do not currently experience material difficulties in maintaining and accessing these resources. However, we could encounter difficulties in the future, depending upon the development of conditions in the credit markets and the other risks and uncertainties described in our filings with the Securities and Exchange Commission, including those described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

     The following schedule summarizes our currently anticipated contractual obligations and commercial commitments as of March 31, 2006:

                                                                   PAYMENTS DUE BY PERIOD
                                            -------------------------------------------------------------------
                                             LESS THAN       ONE TO       FOUR TO       AFTER
CONTRACTUAL OBLIGATIONS                       ONE YEAR     THREE YEARS   FIVE YEARS   FIVE YEARS       TOTAL
-----------------------                     -----------   ------------   ----------   ----------   ------------
Operating leases ........................   $   302,130   $    790,694   $  658,912   $       --   $  1,751,736
Indebtedness secured by real estate(1) ..    27,355,429     94,547,650      394,421    6,253,409    128,550,909
Unsecured line of credit ................            --    325,000,000           --           --    325,000,000
Deferred compensation(2) ................            --      2,147,932           --           --      2,147,932
                                            -----------   ------------   ----------   ----------   ------------
                                            $27,657,559   $427,486,276   $1,053,333   $6,253,409   $457,450,577
                                            ===========   ============   ==========   ==========   ============

----------
(1) Indebtedness secured by real estate consists of senior indebtedness relating to loans, long-term debt secured by consolidated real estate interests, and liabilities underlying a consolidated real estate interest held for sale.

(2) Represents amounts due to fund our supplemental executive retirement plan or SERP. See note 10 of our consolidated financial statements, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that we believe have had, or are reasonably likely to have, a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

     Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies. During the three months ended March 31, 2006, there were no material changes to these policies, except for the update described below.

     Reserve for Loan Losses. We had a reserve for loan losses of $226,000 at March 31, 2006 and 2005. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with our policy, we determined that this reserve was adequate as of March 31, 2006, based upon our credit analysis of each of the loans in our portfolio. If that analysis were to change, we may be required to increase our reserve, and such an increase, depending upon the particular circumstances, could be substantial. Any increase in reserves will constitute a charge against income. We will continue to analyze the adequacy of this reserve on a quarterly basis. During the three months ended March 31, 2006 and 2005, the loans in our portfolio performed in accordance with their terms.

RESULTS OF OPERATIONS

     Interest Income. Interest income is comprised primarily of interest accrued on our loans. In addition, certain of our loans provide for additional interest payable to us based on the operating cash flow or appreciation in value of the underlying real estate. We recognize this additional interest or "accretable yield" over the remaining life of the loan, such that the return yielded by the loan remains at a constant level for its remaining life. Our interest income was $19.6 million for the three months ended March 31, 2006 compared to $19.0 million for the three months ended March 31, 2005. The $600,000 increase was primarily due to the following:

     - an additional $11.9 million of interest accruing on 87 loans totaling $675.2 million originated between January 1, 2005 and March 31, 2006, partially offset by a $10.2 million reduction of interest due to the repayment of 44 loans totaling $264.4 million during the same period,

     - a decrease of $1.4 million in accretable yield included in our interest income from the three months ended March 31, 2005 to the same period in 2006.

     Rental Income. At both March 31, 2006 and 2005, we had four consolidated real estate interests, which generated rental income that is included in our financial statements. We received rental income of $4.4 million for the three months ended March 31, 2006 compared to $3.8 million for the three months ended March 31, 2005. The $600,000 increase was primarily the result of one property's annual reconciliation of amounts due from a major tenant for the portion of property operations expenses for which they are financially responsible, pursuant to their lease.

     Fee Income and Other. Revenues generated by our wholly owned subsidiary, RAIT Capital Corp d/b/a Pinnacle Capital Group, are generally reported in this income category. Pinnacle provides, or arranges for another lender to provide, first-lien conduit loans to our borrowers. This service often assists us in offering the borrower a complete financing package, including our mezzanine or bridge financing. Where we have made a bridge loan to a borrower, we may be able to assist our borrower in refinancing our bridge loan, for which we will earn related fee income through Pinnacle. We also include financial consulting fees in this income category. Financial consulting fees are generally negotiated on a transaction by transaction basis and, as a result, the sources of such fees for any particular period are not generally indicative of future sources and amounts. We earned fee and other income of $5.7 million for the three months ended March 31, 2006 as compared to $911,000 earned in the three months ended March 31, 2005. Included in fee and other income for the three months ended March 31, 2006 were consulting fees of $3.6 million and $2.0 million of revenue generated by Pinnacle. Included in fee and other income for the three months ended March 31, 2005 were revenues of $811,000 generated by Pinnacle. If we implement the CDO strategy referred to above in "Overview", we anticipate that we will seek to increase fee income resulting from investments intended to support our CDOs, which may shift some income previously characterized as interest income to fee income.

     Investment Income. We derived our investment income from the return on our unconsolidated real estate interests and from interest earned on cash held in bank accounts. We received investment income of $1.5 million for the three months ended March 31, 2006, compared to $1.3 million for the three months ended March 31, 2005. The $200,000 increase in investment income from the three months ended March 31, 2005 to the corresponding period in 2006 was due to an increase in interest earned on cash held in bank accounts, resulting from both an increase in interest rates paid by banks on deposits as well as an increase in the average balance of our cash accounts. Most of this investment income was generated from our bank accounts with The Bancorp Bank. Our relationship with The Bancorp Bank is described in Note 9 to our consolidated financial statements.

     Interest Expense. Interest expense consists of interest payments made on senior indebtedness relating to loans, long term debt secured by consolidated real estate interests and interest payments made on our credit facility and lines of credit. We anticipate our interest expense will increase as we increase our use of leverage to enhance our return on our investments. Interest expense was $5.6 million for the three months ended March 31, 2006 as compared to $1.8 million for the three months ended March 31, 2005. The $3.8 million increase was attributable to the establishment and utilization of $365.0 million in additional borrowing capability from our new unsecured credit facility and other senior indebtedness.

     Property Operating Expenses; Depreciation and Amortization. Property operating expenses were $2.3 million for the three months ended March 31, 2006, compared to $2.2 million for the three months ended March 31, 2005. Depreciation and amortization was $444,000 for the three months ended March 31, 2006 as compared to $431,000 for the three months ended March 31, 2005. Included in property operating expenses are management fees paid to Brandywine Construction & Management, Inc., an affiliate of the spouse of our chairman and chief executive officer, for providing real estate management services for the real estate underlying our real estate interests. Brandywine provided real estate management services to four properties underlying our consolidated real estate interests at both March 31, 2006 and 2005, respectively. We paid management fees of $152,000 and $155,000 to Brandywine for the three months ended March 31, 2006 and 2005, respectively. In addition, at both March 31, 2006, and 2005, Brandywine provided real estate management services for real estate underlying seven of our unconsolidated real estate interests (whose results of operations are not included in our consolidated financial statements.) We anticipate that we will continue to use Brandywine to provide real estate management services.

     Salaries and Related Benefits; General and Administrative Expense. Salaries and related benefits were $1.9 million for the three months ended March 31, 2006, as compared to $1.3 million for the three months ended March 31, 2005. General and administrative expenses were $1.2 million for the three months ended March 31, 2006, as compared to $861,000 for the three months ended March 31, 2005. The increase in salaries and related benefits expense was due to increased costs of employee benefits including those of our supplemental executive retirement plan. The increase in general and administrative expenses was primarily due to increased costs relating to directors and officers insurance and regulatory compliance costs.

     Included in general and administrative expense is rental expense relating to our downtown Philadelphia office space. We sublease these offices pursuant to two operating leases that provide for annual rentals based upon the amount of square footage we occupy. The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with The Bancorp, Inc. We paid rent to Bancorp in the amount of $84,000 and $62,000 the three months ended March 31, 2006 and 2005, respectively. The other sublease is with The Richardson Group, Inc. We paid rent to Richardson in the amount of $11,400 and $14,000 for the three months ended March 31, 2006 and 2005, respectively. Also included in general and administrative expenses is $15,000 that we paid in both three month periods ended March 31, 2006 and 2005 to Bancorp for technical support services provided to us. Our relationships with Bancorp and Richardson are described in note 9 to our consolidated financial statements.

     Discontinued Operations. As of October 3, 2005, we classified as "held for sale" one of our consolidated real estate interests, consisting of an 89% general partnership interest in a limited partnership that owns a building in Philadelphia, Pennsylvania with 456,000 square feet of office/retail space. As of March 31, 2006 we classified as "held for sale" another consolidated real estate interest consisting of a 110,421 square foot shopping center in Norcross, Georgia. The results of operations attributable to both of these interests have been reclassified, for all periods presented, to "discontinued operations". Additionally, depreciation expense was no longer recorded for these assets once they were classified as "held for sale". We anticipate that we will complete the disposition of our two investments held for sale by June 30, 2006. We believe that these dispositions and our subsequent re-investment of the proceeds will enable us to obtain higher returns on the amounts invested in these investments held for sale.

     The following is a summary of the operations of our investments held for sale for the three months ended March 31, 2006 and 2005, which have been reclassified to discontinued operations in our consolidated statements of income for all periods presented:

                                        FOR THE THREE MONTHS ENDED
                                                 MARCH 31,
                                        ---------------------------
                                                2006         2005
                                            ----------   ----------
Rental income........................       $3,600,463   $3,638,039
Less:
   Operating expenses................        1,827,318    1,762,928
   Interest expense..................          853,871      868,546
   Depreciation and amortization.....           91,682      613,468
                                            ----------   ----------
Income from discontinued operations..       $  827,592   $  393,097
                                            ==========   ==========

     The increases in rental income from 2005 to 2006 were due to our successful negotiation of expansions and renewals of leases with existing major tenants. The decrease in depreciation and amortization for the three months ended December 31, 2006 from the same period in 2005 was due to the cessation of our recognition of depreciation expense once we reclassified the property as "held for sale".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in our assessment of our sensitivity to market risk since the presentation in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     On August 12, 2004, a civil action was commenced in the United States District Court of the Eastern District of Pennsylvania by Michael Axelrod and certain of his affiliates naming us and certain of our affiliates, among others, as defendants. The civil action arose out of our sale of a consolidated real estate interest to these affiliates and was based upon alleged misrepresentations made with respect to the condition of the property underlying this interest, which we denied. On March 1, 2006, the parties to this civil action entered into a settlement agreement to settle and dismiss this civil action with prejudice and to exchange mutual releases, without the admission of liability by any party. On March 15, 2006, the court dismissed the case as settled.

ITEM 1A. RISK FACTORS

     There have not been any material changes to our risk factors disclosed in
Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2005.

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


May 9, 2006                             /s/ Ellen J. DiStefano
DATE                                    ----------------------------------------
                                        Ellen J. DiStefano
                                        Chief Financial Officer
                                        (On behalf of the registrant and as its
                                        principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
3.1       Amended and Restated Declaration of Trust of RAIT Investment Trust(1).

3.1.1     Articles of Amendment to Amended and Restated Declaration of Trust of
          RAIT Investment Trust(2).

3.1.2     Articles of Amendment to Amended and Restated Declaration of Trust of
          RAIT Investment Trust(3).

3.1.3     Certificate of Correction to the Amended and Restated Declaration of
          Trust of RAIT Investment Trust(4).

3.1.4     Articles Supplementary relating to the 7.75% Series A Cumulative
          Redeemable Preferred Shares of Beneficial Interest (the "Series A
          Articles Supplementary")(5).

3.1.5     Certificate of Correction to the Series A Articles Supplementary(5).

3.1.6     Articles Supplementary relating to the 8.375% Series B Cumulative
          Redeemable Preferred Shares of Beneficial Interest(6).

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

31.1      Rule 13a-14(a) Certification by the Chief Executive Office of RAIT
          Investment Trust.

31.2      Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT
          Investment Trust.

32.1      Section 1350 Certification by the Chief Executive Officer of RAIT
          Investment Trust.

32.2      Section 1350 Certification by the Chief Financial Officer of RAIT
          Investment Trust.

----------
(1) Incorporated herein by reference to RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-35077).

(2) Incorporated herein by reference RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-53067).

(3) Incorporated herein by reference to RAIT Investment Trust's Registration Statement on Form S-2 (File No. 333-55518).

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