Form 10-Q
period 2006-06-30
RAIT INVESTMENT TRUST
filed 2006-08-09
CIK 1045425

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 7, 2006, 28,120,398 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

================================================================================

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS.......................................    3
      Consolidated Balance Sheets at June 30, 2006 (unaudited) and
         December 31, 2005............................................    3
      Consolidated Statements of Income (unaudited) for the three
         and six months ended June 30, 2006 and 2005..................    4
      Consolidated Statements of Cash Flows (unaudited) for the six
         months ended June 30, 2006 and 2005..........................    5
      Notes to Consolidated Financial Statements - June 30, 2006
         (unaudited)..................................................    6
      Report of Independent Registered Public Accounting
         Firm.........................................................   20

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS........................   21
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.......................................................   29
   ITEM 4. CONTROLS AND PROCEDURES....................................   29

PART II. OTHER INFORMATION
   ITEM 1. LEGAL PROCEEDINGS..........................................   30
   ITEM 1A. RISK FACTORS..............................................   30
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS............   30
   ITEM 6. EXHIBITS...................................................   31
SIGNATURES............................................................   32
EXHIBIT INDEX.........................................................   33

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30, 2006    DECEMBER 31,
                                                                           (UNAUDITED)         2005
                                                                         --------------   --------------
                                 ASSETS
   Cash and cash equivalents .........................................   $   15,229,266   $   71,214,083
   Restricted cash ...................................................       35,669,786       20,892,402
   Accrued interest receivable .......................................       14,475,190       13,127,801
   Real estate loans, net ............................................      870,876,459      714,428,071
   Unconsolidated real estate interests ..............................       41,966,842       40,625,713
   Consolidated real estate interests ................................       57,461,772       55,054,558
   Consolidated real estate interests held for sale ..................               --       94,106,721
   Furniture, fixtures and equipment, net ............................          606,009          590,834
   Prepaid expenses and other assets .................................       14,064,128       13,657,244
   Goodwill ..........................................................          887,143          887,143
                                                                         --------------   --------------
      Total assets ...................................................   $1,051,236,595   $1,024,584,570
                                                                         ==============   ==============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued liabilities ..........................   $    5,980,980   $    3,259,360
   Accrued interest payable ..........................................        2,291,990        2,213,639
   Tenant security deposits ..........................................            4,185            3,185
   Dividends payable .................................................       17,428,889               --
   Borrowers' escrows ................................................       28,284,368       15,981,762
   Senior indebtedness relating to loans .............................       64,000,000       66,500,000
   Long-term debt secured by consolidated real estate interests ......       38,025,731        8,118,511
   Liabilities underlying consolidated real estate interests held
      for sale .......................................................               --       56,413,644
   Unsecured line of credit ..........................................      267,000,000      240,000,000
   Secured lines of credit ...........................................       13,000,000       22,400,000
                                                                         --------------   --------------
      Total liabilities .............................................   $   436,016,143   $  414,890,101
Minority interest ...................................................           449,303          459,684
Shareholders' equity:
   Preferred shares, $.01 par value; 25,000,000 shares authorized;
      7.75% Series A cumulative redeemable preferred shares,
      liquidation preference $25.00 per share; 2,760,000 shares
      issued and outstanding .........................................           27,600           27,600
      8.375% Series B cumulative redeemable preferred shares,
      liquidation preference $25.00 per share; 2,258,300 shares
      issued and outstanding .........................................           22,583           22,583
   Common shares, $.01 par value; 200,000,000 authorized shares;
      issued and outstanding 28,111,111 and 27,899,065 shares ........          281,111          278,991
   Additional paid-in-capital ........................................      606,277,814      602,919,108
   Retained earnings .................................................        8,162,041        6,250,150
   Loans for stock options exercised .................................               --         (263,647)
                                                                         --------------   --------------
      Total shareholders' equity .....................................   $  614,771,149   $  609,234,785
                                                                         --------------   --------------
      Total liabilities and shareholders' equity .....................   $1,051,236,595   $1,024,584,570
                                                                         ==============   ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                              ENDED JUNE 30,              ENDED JUNE 30,
                                                        -------------------------   -------------------------
                                                            2006          2005          2006          2005
                                                        -----------   -----------   -----------   -----------
REVENUES
Interest income .....................................   $22,463,584   $19,634,961   $42,033,966   $38,610,151
Rental income .......................................     3,488,833     3,438,948     7,369,968     6,846,490
Fee income and other ................................     2,225,537     2,085,676     7,886,761     2,997,108
Investment income ...................................     1,418,732     1,861,759     2,962,490     3,180,407
                                                        -----------   -----------   -----------   -----------
   Total revenues ...................................    29,596,686    27,021,344    60,253,185    51,634,156
                                                        -----------   -----------   -----------   -----------
COSTS AND EXPENSES
Interest ............................................     7,063,945     3,379,475    12,558,697     5,081,178
Property operating expenses .........................     1,806,099     1,813,721     3,885,190     3,717,321
Salaries and related benefits .......................     1,793,466     1,244,207     3,671,452     2,494,556
General and administrative ..........................       891,522     1,258,783     2,063,218     2,119,839
Depreciation and amortization .......................       372,485       361,732       742,169       719,061
                                                        -----------   -----------   -----------   -----------
   Total costs and expenses .........................    11,927,517     8,057,918    22,920,726    14,131,955
                                                        -----------   -----------   -----------   -----------
Net income before minority interest .................   $17,669,169   $18,963,426   $37,332,459   $37,502,201
Minority interest ...................................        (5,425)       (5,266)      (10,139)      (15,255)
                                                        -----------   -----------   -----------   -----------
Net income from continuing operations ...............    17,663,744    18,958,160    37,322,320    37,486,946
Gain from discontinued operations ...................     2,788,663            --     2,788,663            --
Net income from discontinued operations .............       376,194       251,287     1,287,657       611,634
                                                        -----------   -----------   -----------   -----------
Net income ..........................................   $20,828,601   $19,209,447   $41,398,640   $38,098,580
Dividends attributed to preferred shares ............     2,518,955     2,518,955     5,037,910     5,037,910
                                                        -----------   -----------   -----------   -----------
Net income available to common shareholders .........   $18,309,646   $16,690,492   $36,360,730   $33,060,670
                                                        ===========   ===========   ===========   ===========
Net income per common share basic ...................   $      0.66   $      0.65   $      1.30   $      1.29
                                                        ===========   ===========   ===========   ===========
Net income per common share diluted .................   $      0.65   $      0.65   $      1.30   $      1.28
                                                        ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                FOR THE SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                          -------------   -------------
                                                                                               2006            2005
                                                                                          -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .........................................................................   $  41,398,640   $  38,098,580
      Adjustments to reconcile net income to net cash provided by operating activities:
      Minority interest ...............................................................          10,139          15,255
      Gain from discontinued operations ...............................................      (2,788,663)             --
      Depreciation and amortization ...................................................         737,511       2,112,070
      Accretion of loan discounts .....................................................         (12,388)     (5,863,556)
      Amortization of debt costs ......................................................         797,587         317,031
      Deferred compensation ...........................................................          75,514         263,124
      Employee bonus shares ...........................................................              --          21,895
      Decrease in tenant escrows ......................................................              --          44,332
      Increase in accrued interest receivable .........................................      (2,321,445)     (7,007,574)
      Increase in prepaid expenses and other assets ...................................      (1,906,491)     (2,370,719)
      Increase (decrease) in accounts payable and accrued liabilities .................       2,721,620      (1,179,142)
      Increase in accrued interest payable ............................................          78,351       1,003,263
      Increase (decrease) in tenant security deposits .................................           1,000          (7,866)
      (Increase) decrease in borrowers' escrows .......................................      (2,474,778)         24,234
                                                                                          -------------   -------------
         Net cash provided by operating activities ....................................      36,316,597      25,470,928
                                                                                          -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of furniture, fixtures and equipment ...................................         (87,819)        (36,651)
      Real estate loans purchased .....................................................     (30,280,646)     (4,250,000)
      Real estate loans originated ....................................................    (386,701,808)   (223,487,652)
      Principal repayments from real estate loans .....................................     255,706,989     110,812,056
      Repayments from unconsolidated real estate interests ............................          65,537       8,000,000
      Release (deposit) of escrows held to fund expenditures for consolidated real
         estate interests .............................................................         498,361        (184,585)
      Investment in consolidated real estate interests ................................      (3,562,746)       (431,061)
      Distributions paid by consolidated real estate interests ........................         (20,520)        (30,780)
      Investment in unconsolidated real estate interests ..............................         (31,666)     (8,025,913)
      Investment in consolidated real estate interests held for sale ..................              --      (2,865,157)
      Proceeds from disposition of consolidated real estate interests held for sale ...      45,515,539              --
                                                                                          -------------   -------------
         Net cash used in investing activities ........................................    (118,898,779)   (120,499,743)
                                                                                          -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Principal repayments on senior indebtedness .....................................      (2,500,540)        (91,293)
      Principal repayments on long-term debt ..........................................         (92,781)       (529,226)
      Proceeds of senior indebtedness .................................................              --      96,500,000
      Proceeds of long term debt ......................................................      30,000,000              --
      (Repayments) advances on secured lines of credit ................................      (9,400,000)     25,424,447
      Advances on unsecured lines of credit ...........................................      27,000,000              --
      Payment of preferred dividends ..................................................      (5,037,910)     (5,037,910)
      Payment of common dividends .....................................................     (16,920,363)    (15,272,439)
      Issuance of common shares, net ..................................................       3,285,312         151,245
      Principal payments on loans for stock options exercised .........................         263,647         237,637
                                                                                          -------------   -------------
         Net cash provided by financing activities ....................................      26,597,365     101,382,461
                                                                                          -------------   -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...............................................     (55,984,817)      6,353,646
                                                                                          -------------   -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........................................      71,214,083      13,331,373
                                                                                          -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................................   $  15,229,266   $  19,685,019
                                                                                          =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly RAIT Investment Trust's (the "Company") consolidated financial position at June 30, 2006, its results of operations for the three and six months ended June 30, 2006 and 2005 and its cash flows for the six months ended June 30, 2006 and 2005. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 as updated by the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2006. Certain reclassifications have been made to the consolidated financial statements as of December 31, 2005 and for the three and six months ended June 30, 2005 to conform to the presentation as of and for the three and six months ended June 30, 2006.

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

     Because the Company adopted Statement 123 (R) using the modified prospective transition method, prior periods have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measured share-based compensation cost using the Black-Scholes option pricing model for stock option grants prior to January 1, 2006 and anticipates using this pricing model for future grants. The Company did not grant options in the three or six months ended June 30, 2006.

     Share-based compensation of $5,500 and $11,000 (less than $.01 per share) was recognized for the three and six months ended June 30, 2006, which related to the unvested portion of options to acquire the Company's common shares of beneficial interest (the "Common Shares") granted prior to January 1, 2006. Reported net income, adjusting for share-based compensation that would have been recognized in the three and six months ended June 30, 2005 if Statement 123 (R) had been followed in that quarter is presented in the following table:

                                                                         FOR THE         FOR THE
                                                                      THREE MONTHS      SIX MONTHS
                                                                          ENDED            ENDED
                                                                        JUNE 30,         JUNE 30,
                                                                      ------------      -----------
                                                                          2005              2005
                                                                      ------------      -----------
Net income, as reported............................................    $16,690,000      $33,061,000
Less: stock based compensation determined under fair value based
  method for all awards............................................         (7,000)         (14,000)
                                                                      ------------      -----------
Pro forma net income...............................................    $16,683,000      $33,047,000
                                                                      ============      ===========
Net income per share -- basic......................................    $      0.65      $      1.29
  as reported pro forma............................................    $      0.65      $      1.29
Net income per share -- diluted....................................    $      0.65      $      1.28
  as reported pro forma............................................    $      0.65      $      1.28

     The adoption of Statement 123 (R) did not change the way that the Company has accounted for stock awards in prior periods and therefore no such change is reflected in the pro forma table above. The Company expenses the fair value of stock awards determined at the grant date on a straight-line basis over the vesting period of the award.

VARIABLE INTEREST ENTITIES

     The Company has adopted Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" and revised FIN 46 ("FIN 46(R)"). In doing so, the Company has evaluated its various interests to determine whether they are in variable interest entities. These variable interests are primarily subordinated financings in the form of mezzanine loans or unconsolidated real estate interests. The Company has identified 23 and 24 variable interests having an aggregate book value of $130.1 million and $180.8 million that it held as of June 30, 2006 and December 31, 2005, respectively. For one of these variable interests, with a book value of $41.1 million at June 30, 2006, the Company determined that the Company is the primary beneficiary and such variable interest is included in the Company's consolidated financial statements.

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

     The Company's consolidated financial statements as of and for the three and six months ended June 30, 2006 include the assets, liabilities, and results of operations of the variable interest entity, which are summarized below:

                             AS OF AND             AS OF AND
                       FOR THE THREE MONTHS   FOR THE SIX MONTHS
                        ENDED JUNE 30, 2006   ENDED JUNE 30, 2006
                       --------------------   -------------------
Total assets .......        $50,396,161           $50,396,161
                            ===========           ===========
Total liabilities ..        $   556,424           $   556,424
                            ===========           ===========
Total income .......        $ 2,296,675           $ 4,969,486
Total expense ......          1,629,544             3,135,468
                            -----------           -----------
   Net income ......        $   667,131           $ 1,834,018
                            ===========           ===========

NOTE 2 - CONSOLIDATED STATEMENT OF CASH FLOWS

     For the purpose of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid for interest was $15.5 million and $6.0 million for the six months ended June 30, 2006 and 2005, respectively.

     Dividends declared during the second quarter of 2006 and 2005, but not paid until July 2006 and 2005, were $17.4 million and $15.6 million, respectively.

NOTE 3 - RESTRICTED CASH AND BORROWERS' ESCROWS

     Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans.

NOTE 4 - REAL ESTATE LOANS

     The Company's portfolio of real estate loans consisted of the following at June 30, 2006 and December 31, 2005:

                                                      June 30, 2006    December 31,
                                                       (unaudited)         2005
                                                      -------------   --------------
First mortgages ...................................   $551,667,857     $424,098,275
Mezzanine loans ...................................    321,052,788      291,158,720
                                                      ------------     ------------
Subtotal ..........................................    872,720,645      715,256,995
Unearned fees .....................................     (1,618,029)        (602,767)
Less: Allowance for loan losses ...................       (226,157)        (226,157)
                                                      ------------     ------------
   Real estate loans, net .........................    870,876,459      714,428,071
Less: Senior indebtedness related to loans ........    (64,000,000)     (66,500,000)
                                                      ------------     ------------
   Real estate loans, net of senior indebtedness ..   $806,876,459     $647,928,071
                                                      ============     ============

     The following is a summary description of the assets contained in the Company's portfolio of real estate loans as of June 30, 2006:

                                 AVERAGE
                      NUMBER     LOAN TO     RANGE OF LOAN
TYPE OF LOAN         OF LOANS   VALUE (1)      YIELDS (2)    RANGE OF MATURITIES
------------------   --------   ---------   --------------   -------------------
First mortgages         37         77%      7.0% -- 17.0%     8/10/06 -- 7/18/09
Mezzanine loans         93         84%      10.0% -- 17.0%    9/16/06 -- 5/1/21

----------
(1) Calculated as the sum of the outstanding balance of the Company's loan and senior loan (if any) divided by the current appraised value of the underlying collateral.

(2)  The Company's calculation of loan yield includes points charged.

     The properties underlying the Company's portfolio of real estate loans consisted of the following types as of June 30, 2006 and December 31, 2005:

                                JUNE 30, 2006               DECEMBER 31, 2005
                         ---------------------------   ---------------------------
                            PRINCIPAL                     PRINCIPAL
                             AMOUNT       PERCENTAGE        AMOUNT      PERCENTAGE
                         --------------   ----------   --------------   ----------
Multi-family .........   $411.4 million       47%      $351.0 million       49%
Office ...............    181.4 million       21%       146.2 million       20%
Retail and other .....    279.9 million       32%       218.0 million       31%
                         --------------      ---       --------------      ---
Total ................   $872.7 million      100%      $715.2 million      100%
                         ==============      ===       ==============      ===

     As of June 30, 2006, the maturities of the Company's real estate loans in the remainder of 2006, in each year through 2010, and the aggregate maturities thereafter are as follows:

2006 ...............................................................   $279,756,538
2007 ...............................................................    224,029,988
2008 ...............................................................     99,137,524

2009 ........     38,106,886
2010 ........     11,530,169
Thereafter ..    220,159,540
                ------------
Total .......   $872,720,645
                ============

     Senior indebtedness relating to loans arises when the Company sells a participation or other interest in one of its first mortgages or mezzanine loans to another lender. These participations and interests rank senior to the Company's right to repayment under the relevant mortgage or loan in various ways. As of June 30, 2006 and December 31, 2005, senior indebtedness relating to loans consisted of the following:

                                                                     June 30, 2006   December 31,
                                                                      (unaudited)        2005
                                                                     -------------   ------------
Senior loan participation, secured by Company's interest in a first mortgage loan with a book value of $12,786,014 and
   $12,782,840 at June 30, 2006 and December 31, 2005,
   respectively, payable interest only at LIBOR plus 250
   basis points (7.86% at June 30, 2006) due monthly, principal
   balance due October 31, 2006 ..................................    $ 5,000,000     $ 5,000,000

Term loan payable, secured by Company's interest in a first
   mortgage loan with a principal balance of $9,000,000 at
   June 30, 2006 and December 31, 2005, payable interest only at 4.5% due monthly, principal balance due
   September 29, 2006 (1) ........................................      6,500,000       6,500,000

Term loan payable, secured by Company's interest in a first
   mortgage loan with a principal balance of $9,000,000 at
   June 30, 2006 and December 31, 2005, payable interest
   only at 5.5% due monthly, principal balance due
   September 29, 2006 (1) ........................................      1,500,000       1,500,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of $15,500,000 at June 30, 2006 and December 31, 2005, payable interest
   only at 5.0% due monthly, principal balance due
   October 15, 2006 ..............................................     11,000,000      11,000,000

Senior loan participation, secured by Company's interest
   in a mezzanine loan with a book value of $12,168,169 and
   $19,468,759 at June 30, 2006 and December 31, 2005,
   respectively, payable interest only at the bank's
   prime rate (8.25% at June 30, 2006) due quarterly,
   principal balance due April 30, 2007 ..........................             --       2,500,000

Senior loan participation, secured by Company's interest in a first mortgage loan with a principal balance of
   $50,662,317 and $45,252,334 at June 30, 2006 and
   December 31, 2005, respectively, payable interest
   only at 6.0% due monthly, principal balance due
   February 25, 2007 .............................................     35,000,000      35,000,000

Senior loan participation, secured by Company's interest
   in a first mortgage loan with a principal balance of
   $8,000,000 at June 30, 2006 and December 31, 2005,
   payable interest only at LIBOR plus 200 basis
   points (7.36% at June 30, 2006) due monthly,
   principal balance due September 1, 2007 .......................      5,000,000       5,000,000
                                                                      -----------     -----------
Total ............................................................    $64,000,000     $66,500,000
                                                                      ===========     ===========

----------
(1) Effective August 4, 2006 these loans, which are secured by the same first mortgage, were combined into one $8.0 million loan. Interest only is payable monthly at 6.75% and the principal balance is due September 29, 2009. In July 2006, the first mortgage securing these loans was increased to $9,750,000. The table below reflects the maturity date of this debt as September 29, 2009.

     As of June 30, 2006, the senior indebtedness relating to loans maturing in the remainder of 2006, over the next four years, and the aggregate indebtedness maturing thereafter, is, as follows:

2006 ...............................................................................  $16,000,000
2007 ...............................................................................   40,000,000
2008 ...............................................................................           --
2009 ...............................................................................    8,000,000
2010 ...............................................................................           --
Thereafter .........................................................................           --
                                                                                      -----------
   Total ...........................................................................  $64,000,000
                                                                                      ===========

     As of June 30, 2006 and December 31, 2005, $123.1 million and $138.8 million, respectively, in principal amount of loans were pledged as collateral for amounts outstanding on the Company's secured lines of credit and senior indebtedness relating to loans.

NOTE 5 - CONSOLIDATED REAL ESTATE INTERESTS

     As of June 30, 2006 and December 31, 2005, the Company owned the following controlling interests in entities that own real estate. These interests are accounted for on a consolidated basis:

          - 100% limited and general partnership interest in a limited partnership that owns an office building in Rohrerstown, Pennsylvania with 12,630 square feet on 2.93 acres used as a diagnostic imaging center. The Company acquired this interest for $1.7 million. After acquisition, the Company obtained non-recourse financing of $1.1 million ($946,556 and $959,442 at June 30, 2006 and December 31, 2005, respectively), which bears interest at an annual rate of 7.33% and is due on August 1, 2008. The book value of this property at both June 30, 2006 and December 31, 2005 was $1.2 million.

          - 84.6% membership interest in a limited liability company that owns a 44,517 square foot office building in Rockville, Maryland. In October 2002, the Company acquired 100% of the limited liability company for $10.7 million and simultaneously obtained non-recourse financing of $7.6 million ($7.1 million and $7.2 million at June 30, 2006 and December 31, 2005, respectively). The loan bears interest at an annual rate of 5.73% and is due November 1, 2012. In December 2002, the Company sold a 15.4% interest in the limited liability company to a partnership whose general partner is a son of the Company's chairman and chief executive officer. The buyer paid $513,000, which approximated the book value of the interest being purchased. No gain or loss was recognized on the sale. The book value of this property at both June 30, 2006 and December 31, 2005 was $10.0 million.

          - Also included in the Company's consolidated real estate interests is a first mortgage with a carrying amount of $40.8 million secured by a 594,000 square foot office building in Milwaukee, Wisconsin. In June 2003, the Company purchased the loan, which had a face value in excess of $40.0 million, for $26.8 million. Upon entering into a forbearance agreement with the owner of the property in August 2004, the Company determined that the borrowing entity was a variable interest entity (as defined in FIN 46) of which the Company was the primary beneficiary. See
               Note 1, "Basis of Presentation -- Variable Interest Entities." The book value of this consolidated interest (including construction in progress) at June 30, 2006 and December 31, 2005 was $45.6 million and $42.6 million, respectively. In April 2006, the Company obtained non-recourse financing secured by this real estate interest in the amount of $30.0 million ($30.0 million at June 30, 2006). The loan bears interest at LIBOR plus 175 points (6.9375% at June 30, 2006) and is due April 17, 2008.

          - Two parcels of land located in Willow Grove, Pennsylvania with an aggregate book value of $613,500 at both June 30, 2006 and December 31, 2005.

     The Company's consolidated real estate interests consisted of the following property types at June 30, 2006 and December 31, 2005. Escrows and reserves represent amounts held for payment of real estate taxes, insurance premiums, repair and replacement costs, tenant improvements, and leasing commissions.

                                        JUNE 30, 2006
                                         (UNAUDITED)          DECEMBER 31, 2005
                                          BOOK VALUE     %        BOOK VALUE       %
                                        -------------   ---   -----------------   ---
Office ..............................     59,901,372     99%      56,338,627       99%
Retail and other ....................        613,519      1%         613,519        1%
                                         -----------    ---      -----------      ---
   Subtotal .........................     60,514,891    100%      56,952,146      100%
Plus: Escrows and reserves ..........        154,465                 652,826
Less: Accumulated depreciation ......     (3,207,584)             (2,550,414)
                                         -----------             -----------
Consolidated real estate interests ..    $57,461,772             $55,054,558
                                         ===========             ===========

     As of June 30, 2006 and December 31, 2005, non-recourse, long-term debt secured by the Company's consolidated real estate interests consisted of the following:

                                                                              JUNE 30, 2006   DECEMBER 31,
                                                                               (UNAUDITED)        2005
                                                                              -------------   ------------
Loan payable, secured by real estate, monthly installments of $8,008,
   including interest at 7.33%, remaining principal due August 1, 2008 ....    $   946,556     $  959,442
Loan payable, secured by real estate, monthly installments of $47,720,
   including interest at 5.73%, remaining principal due November 1, 2012 ..      7,079,175      7,159,069
Loan payable, secured by real estate, payable interest only at LIBOR plus 175 points (6.9375% at June 30, 2006) due monthly, principal
   due April 17, 2008 .....................................................     30,000,000             --
                                                                               -----------     ----------
Total .....................................................................    $38,025,731     $8,118,511
                                                                               ===========     ==========

     As of June 30, 2006, the amount of long-term debt secured by the Company's consolidated real estate interests that mature over the remainder of 2006, the next four years, and the aggregate indebtedness maturing thereafter, is as follows:

2006 ......................................................................................   $    91,777
2007 ......................................................................................       198,066
2008 ......................................................................................    31,088,058
2009 ......................................................................................      191,497
2010 ......................................................................................       202,924
Thereafter ................................................................................     6,253,409
                                                                                              -----------
   Total ..................................................................................   $38,025,731
                                                                                              ===========

     Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Unamortized fees as of June 30, 2006 and December 31, 2005 were $6,150 and $6,364, respectively. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's real estate investments for the three months ended June 30, 2006 and 2005 was $329,289 and $322,581, respectively. Depreciation expense relating to the Company's real estate investments for the six months ended June 30, 2006 and 2005 was $657,168 and $642,948, respectively. The Company leases space in the buildings it owns to several tenants. Approximate future minimum lease payments under noncancellable lease arrangements as of June 30, 2006 are as follows:

2006 ......................................................................................   $ 2,308,412
2007 ......................................................................................     3,352,317
2008 ......................................................................................     3,053,221
2009 ......................................................................................     2,980,836
2010 ......................................................................................     2,746,110
Thereafter ................................................................................     5,666,438
                                                                                              -----------
   Total ..................................................................................   $20,107,334
                                                                                              ===========

NOTE 6 -- CONSOLIDATED REAL ESTATE INTERESTS HELD FOR SALE -- DISCONTINUED OPERATIONS

     As of October 3, 2005, the Company classified as "held for sale" a consolidated real estate interest consolidated investments in real estate held for sale, consisting of an 89% general partnership interest in a limited partnership that owns a building in Philadelphia, Pennsylvania with 456,000 square feet of office/retail space. As of March 31, 2006, the Company classified as "held for sale" a consolidated real estate interest consisting of a 110,421 square foot shopping center in Norcross, Georgia. As of May 11, 2006, the Company classified as "held for sale" a consolidated real estate interest consisting of a 216-unit apartment complex and clubhouse in Watervliet, New York. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of these real estate interests have been separately classified on the Company's balance sheet as of December 31, 2005, and the results of operations attributable to these interests have been reclassified, for all periods presented, to "discontinued operations". Additionally, depreciation expense was no longer recorded for these assets once they were classified as "held for sale".

     The following is a summary of the aggregate results of operations for the three buildings classified as "held for sale" for the three and six months ended June 30, 2006 and 2005, which have been reclassified to discontinued operations in the Company's consolidated statement of income:

                                           FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                              ENDED JUNE 30,            ENDED JUNE 30,
                                         -----------------------   -----------------------
                                            2006         2005         2006         2005
                                         ----------   ----------   ----------   ----------
Rental income ........................   $2,318,526   $3,980,034   $6,433,916   $8,053,587
Less:
   Operating expenses ................    1,329,377    2,056,415    3,418,328    4,119,153
   Interest expense ..................      575,730      966,740    1,524,597    1,929,790
   Depreciation and amortization .....       37,225      705,592      203,334    1,393,010
                                         ----------   ----------   ----------   ----------
Income from discontinued operations ..   $  376,194   $  251,287   $1,287,657   $  611,634
                                         ==========   ==========   ==========   ==========

     The Company sold the Philadelphia, Pennsylvania office building in May 2006 for approximately $74.0 million. The Norcross, Georgia shopping center and the Watervliet, New York apartment complex were both sold in June 2006 for $13.0 million and $11.0 million, respectively. The Company recognized a net gain of $2.8 million on the sale of these interests.

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

     At June 30, 2006 and December 31, 2005, the Company's unconsolidated real estate interests consisted of the following:

          - 20% beneficial interest in a trust that owns a 58-unit apartment building in Philadelphia, Pennsylvania and a 20% partnership interest in a general partnership that owns an office building with 31,507 square feet in Alexandria, Virginia. In September 2002, the Company received these interests, together with a cash payment of $2.5 million, in repayment of two loans with a combined net book value of $2.3 million. The Company recorded these interests at their current fair value based upon discounted cash flows and recognized income from loan satisfaction in the amount of $3.2 million. As of June 30, 2006 and December 31, 2005, the Pennsylvania property is subject to non-recourse financing of $2.9 million bearing interest at 6.04% and maturing on February 1, 2013. The Virginia property is subject to non-recourse financing of $3.4 million at both June 30, 2006 and December 31, 2005, bearing interest at 6.75% and maturing on March 1, 2013.

          - Class B limited partnership interest in a limited partnership that owns a 363-unit multifamily apartment complex in Pasadena (Houston), Texas. The Company acquired its interest in September 2003 for $1.9 million. In July 2004, the Company contributed an additional $600,000 to the limited partnership. The property is subject to non-recourse financing of $8.0 million at June 30, 2006 and December 31, 2005, which bears interest at the 30-day London interbank offered rates, or LIBOR, plus 3.0% (8.33438% at June 30, 2006, but limited by an overall interest rate cap of 6.0%) with a LIBOR floor of 2.0%, and is due on October 9, 2006.

          - 3% membership interest in a limited liability company that has a 99.9% limited partnership interest in a limited partnership that owns a 504-unit multifamily apartment complex in Sugarland (Houston), Texas. The Company acquired its interest in April 2004 for $5.6 million. The property is subject to non-recourse financing of $14.2 million and $14.3 million at June 30, 2006 and December 31, 2005, respectively, which bears interest at an annual rate of 4.84%, and is due on November 1, 2009.

          - 0.1% Class B membership interest in an limited liability company that has an 100% interest in a limited liability company that has an 89.94% beneficial interest in a trust that owns a 737,308 square foot 35-story urban office building in Chicago, Illinois. The Company acquired its interest in December 2004 for $19.5 million. The property is subject to non-recourse financing of $91.0 million at both June 30, 2006 and December 31, 2005, which bears interest at an annual rate of 5.3% and is due January 1, 2015.

          - Class B membership interests in each of two limited liability companies which together own a 231-unit multifamily apartment complex in Wauwatosa, Wisconsin. The Company acquired its interest in December 2004 for $2.9 million. The property is subject to non-recourse financing of $18.0 million at both June 30, 2006 and December 31, 2005, which bears interest at 5.3% and is due January 1, 2014.

          - Class B membership interests in each of two limited liability companies, one which owns a 430-unit multifamily apartment complex in Orlando, Florida and the other which owns a 264-unit multifamily apartment complex in Bradenton, Florida. The Company acquired its membership interests in May 2005 for an aggregate amount of $9.5 million. As of both June 30, 2006 and December 31, 2005, the Orlando property is subject to non-recourse financing of $23.5 million bearing interest at 5.31% and maturing on June 1, 2010. At both June 30, 2006 and December 31, 2005 the Bradenton property is subject to non-recourse financing of $14.0 million bearing interest at 5.31% and maturing on June 1, 2010.

          - A 20% residual interest in the net sales proceeds resulting from any future sale of a 27-unit apartment building located in Philadelphia, Pennsylvania. The property had been part of the collateral underlying one of the Company's mezzanine loans until the loan was repaid in full in December 2005. The book value of the Company's interest at both June 30, 2006 and December 31, 2005, $883,600, is computed using an assumed sale price that is based upon a third-party appraisal.

          - Class B membership interests in each of two limited liability companies, one which owns a 115,747 square foot shopping center in Austin, Texas and the other which owns a 77,352 square foot shopping center in Austin, Texas. The Company acquired its membership interests in June 2006 for an aggregate amount of $1.4 million. As of June 30, 2006 the first property is subject to non-recourse financing of $11.0 million bearing interest at 6.23% and maturing on July 5, 2016. At June 30, 2006 the second property is subject to non-recourse financing of $9.6 million bearing interest at 6.2% and maturing on July 5, 2016.

     The Company's unconsolidated real estate interests consisted of the following property types at June 30, 2006:

                                            JUNE 30, 2006
                                             (UNAUDITED)       DECEMBER 31, 2005
                                          -----------------    -----------------
                                           BOOK VALUE    %     BOOK VALUE     %
                                          -----------   ---    -----------   ---
Multi-family ..........................   $19,495,518    46%   $19,530,016    48%
Office ................................    21,096,324    51%    21,095,697    52%
Retail ................................     1,375,000     3%            --    --
                                          -----------   ---    -----------   ---
Unconsolidated real estate interests ..   $41,966,842   100%   $40,625,713   100%
                                          ===========   ===    ===========   ===

NOTE 8 --LINES OF CREDIT

     At June 30, 2006 the Company had an unsecured line of credit with $335.0 million of maximum possible borrowings ($267.0 million outstanding) and two secured lines of credit, one of which has $30.0 million of maximum possible borrowings and one which has $50.0 million of maximum possible borrowings.

     The following is a description of the Company's unsecured and secured lines of credit at June 30, 2006:

UNSECURED LINE OF CREDIT

     The Company is party to a revolving credit agreement that, as of June 30, 2006, provides for a senior unsecured line of credit in an amount up to $335.0 million, with the right to request an increase in the facility of up to a maximum of $350.0 million. Borrowing availability under the unsecured line of credit is based on specified percentages of the value of eligible assets. The unsecured line of credit will terminate on October 24, 2008, unless the Company extends the term an additional year upon the satisfaction of specified conditions.

     Amounts borrowed under the unsecured line of credit bear interest at a rate equal to, at the Company's option:

     - LIBOR (30-day, 60-day, 90-day or 180-day interest periods, at the Company's option) plus an applicable margin of between 1.35% and 1.85% or

     - an alternative base rate equal to the greater of: (i) the prime rate of the bank serving as administrative agent, or (ii) the federal funds rate plus 50 basis points, plus an applicable margin of between 0% and 0.35%.

     The applicable margin is based on the ratio of the Company's total liabilities to total assets which is calculated on a quarterly basis. The Company is obligated to pay interest only on the amounts borrowed under the unsecured line of credit until the maturity date of the unsecured line of credit, at which time all principal and any interest remaining unpaid is due. The Company pays a commitment fee quarterly on the difference between the aggregate amount of the commitments in effect from time to time under the unsecured line of credit and the outstanding balance under the unsecured line of credit. The commitment fee is equal to fifteen basis points (twenty five basis points if this difference is greater than 50% of the amount of the unsecured line of credit) per annum of this difference.

     The Company's ability to borrow under the unsecured line of credit is subject to its ongoing compliance with a number of financial and other covenants, including a covenant that the Company not pay dividends in excess of 100% of its adjusted earnings, to be calculated on a trailing twelve-month basis, provided however, dividends may be paid to the extent necessary to maintain its status as a real estate investment trust. The unsecured line of credit also contains customary events of default, including a cross default provision. If an event of default occurs, all of the Company's obligations under the unsecured line of credit may be declared immediately due and payable. For events of default relating to insolvency and receivership, all outstanding obligations automatically become due and payable.

     At June 30, 2006, the Company had $267.0 million outstanding under the unsecured line of credit, of which $122.0 million bore interest at 6.95219%, $125.0 million bore interest at 6.73%, and $20.0 million bore interest at 6.77563%. Based upon the Company's eligible assets as of August 7, 2006, the Company had approximately $30.0 million of availability under the unsecured line of credit.

SECURED LINES OF CREDIT

     At June 30, 2006, the Company had no amounts outstanding under its $30.0 million line of credit. This line of credit bears interest at either: (a) the 30-day LIBOR, plus 2.5%, or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. Absent any renewal, the line of credit will terminate in October 2007 and any principal then outstanding must be paid by October 2008. The lender has the right to declare any advance due and payable in full two years after the date of the advance.

     At June 30, 2006, the Company had $13.0 million outstanding under its $50.0 million line of credit. In February 2006, this credit line was increased from $25.0 million at December 31, 2005 to $50.0 million. This line of credit bears interest at the 30-day LIBOR plus 2.25%. The current interest rate is 7.65%. Absent any renewal, the line of credit will terminate in February 2007 and any principal then outstanding must be paid by February 2008.


NOTE 9 - EARNINGS PER SHARE

     The Company's calculation of earnings per share for the three and six months ended June 30, 2006 and 2005 in accordance with SFAS No. 128 is as follows:

                                                                        FOR THE                      FOR THE
                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                               ------------------------      ------------------------
                                                                  2006          2005            2006         2005
                                                               -----------  -----------      -----------  -----------
Numerator:
Net income from continuing operations                          $17,663,744   $18,958,160     $37,322,320  $37,486,946

Net income from discontinued operations                            376,194      251,287        1,287,657      611,634
Gain from discontinued operations                                2,788,663           --        2,788,663           --
                                                               -----------  -----------      -----------  -----------
Net income                                                     $20,828,601  $19,209,447      $41,398,640  $38,098,580

Dividends attributable to preferred shares                      (2,518,955)  (2,518,955)      (5,037,910)  (5,037,910)
                                                               -----------  -----------      -----------  -----------
Net income available to common shareholders                    $18,309,646  $16,690,492      $36,360,730  $33,060,670
                                                               ===========  ===========      ===========  ===========
Denominator:
Weighted average common shares outstanding - basic              27,909,145   25,591,644       27,904,735   25,587,366
Add: effect of options                                              71,257      185,213           74,585      175,859
Add: effect of phantom units                                        69,454        3,692           61,375        3,221
Weighted average common shares outstanding - diluted            28,049,856   25,780,549       28,040,695   25,766,446

Basic earnings per share:
Net income                                                    $      0.55   $      0.64      $     1.15   $      1.27
Net income from discontinued operations                              0.01          0.01            0.05          0.02
Gain from discontinued operations                                    0.10            --            0.10            --
Net income available to common shareholders                   $      0.66   $      0.65      $     1.30   $      1.29

Diluted earnings per share:
Net income                                                    $      0.54   $      0.64      $     1.15   $      1.26
Net income from discontinued operations                              0.01          0.01            0.05          0.02
Gain from discontinued operations                                    0.10            --            0.10            --
Net income available to common shareholders                   $      0.65   $      0.65      $     1.30   $      1.28

NOTE 10 -- STOCK BASED COMPENSATION

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

     The Company did not grant any phantom shares during the three and six months ended June 30, 2006. The Company granted 1,392 phantom shares during both the three and six months ended June 30, 2005. There were 4,136 phantom shares outstanding at June 30, 2006. During the three months ended June 30, 2006 and 2005, the Company recognized $0 and $13,000, respectively, in compensation expense relating to phantom shares issued under this plan. During the six months ended June 30, 2006 and 2005, the

Company recognized $0 and $25,000, respectively, in compensation expenses relating to phantom shares issued under this plan.

     The Company granted 0 and 54,002 phantom units during the three and six months ended June 30, 2006, respectively. There were 65,318 and 0 phantom units outstanding at June 30, 2006 and 2005, respectively. During the three months ended June 30, 2006 and 2005, the Company recognized $163,454 and $0, respectively, in compensation expenses relating to phantom units issued under this plan. During the six months ended June 30, 2006 and 2005, the Company recognized $300,000 and $0, respectively, in compensation expenses relating to phantom units issued under this plan.

STOCK OPTIONS

     In February and April 2002, the Company granted to its employees, executive officers and trustees options to purchase 61,100 Common Shares at the fair market value on the date of grant. These options, which were exercised in March through May 2002, had exercise prices of $16.92 and $19.85, respectively, per Common Share. The Common Shares issued pursuant to these exercises were subject to restrictions that had lapsed as of the fourth anniversary date of the grants. At the time of exercise, the Company provided loans to each person in the amount necessary to exercise such options. Each of these loans bore interest at a rate of 6% per annum. The aggregate principal amount of these loans was $0 and $263,647 at June 30, 2006 and December 31, 2005, respectively. Interest on the outstanding principal amount was payable quarterly and 25% of the original principal amount of each loan was payable on each of the first four anniversaries. The final payments on the remaining loans outstanding were made by April 30, 2006.

     From its inception through 2004, the Company has granted to its officers, trustees and employees options to acquire Common Shares. The vesting period is determined by the Compensation Committee and the option term is generally ten years after the date of grant. At June 30, 2006 and December 31, 2005 there were 276,183 and 477,360 options outstanding, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LITIGATION

     As part of the Company's business, the Company acquires and disposes of real estate investments and, as a result, expects that it will engage in routine litigation in the ordinary course of that business. Management does not expect that any such litigation will have a material adverse effect on the Company's consolidated financial position or results of operations.

DELEGATED UNDERWRITING PROGRAM

     In 2005 and 2006 the Company has entered into program agreements with eight mortgage lenders that provide that the mortgage lender will locate, qualify, and underwrite both a first mortgage loan and a mezzanine loan and then sell the mezzanine loan to the Company. The mezzanine loans must conform to the business, legal and documentary parameters in the program agreement and be in the range of $250,000 to $2.5 million. In most cases, the Company expects to acquire the mezzanine loan from the mortgage lender at the closing of the mezzanine loan. In general, if any variations are identified or any of the required deliveries are not received, the Company has a period of time to notify the mortgage lender of its election to either waive the variations or require the mortgage lender to repurchase the mezzanine loan. Each of the eight program agreements provides that the Company will fund up to $50.0 million per calendar quarter of loans that fit the pre-defined underwriting parameters. In the three and six months ended June 30, 2006, the Company funded five and nine mezzanine loans totaling $2.5 million and $7.4 million, respectively, through the delegated underwriting program.

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

LEASE OBLIGATIONS

     The Company sub-leases both its downtown and suburban Philadelphia office locations. The annual minimum rent due pursuant to the subleases for the remainder of 2006, each of the next four years and thereafter is estimated to be as follows as of June 30, 2006:

2006 ..............................................................   $  203,044
2007 ..............................................................      395,352
2008 ..............................................................      395,352
2009 ..............................................................      395,352
2010 ..............................................................      263,568
Thereafter ........................................................           --
                                                                      ----------
   Total ..........................................................   $1,652,668
                                                                      ==========

     The Company sub-leases a portion of its downtown Philadelphia office space under an operating lease with Bancorp Inc., at an annual rental based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Bancorp Inc. was approximately $84,000 and $168,000 for the three and six months ended June 30, 2006, respectively. Rent paid to Bancorp Inc. was approximately $83,000 and $145,000 for the three and six months ended June 30, 2005, respectively. The Company's affiliation with Bancorp Inc. is described in Note 12.

     The Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease with The Richardson Group, Inc. ("Richardson"). The annual rental is based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Richardson was approximately $11,400 and $11,000 for the three months ended June 30, 2006 and 2005, respectively. Rent paid to Richardson was approximately $22,800 and $23,000 for the six months ended June 30, 2006 and 2005, respectively. Effective April 1, 2005, Richardson relinquished to the landlord its leasehold on a portion of the space they had subleased to the Company. Simultaneously, Bancorp entered into a lease agreement with the landlord for that space. The Company then entered into a new sublease with Bancorp for that space at annual rentals based upon the amount of square footage the Company occupies. The rent paid for this space is included in the amounts disclosed above. The Company's affiliation with Richardson is described in Note 12.

     The Company sub-leases suburban Philadelphia, Pennsylvania office space at an annual rental of $15,600. This sublease currently terminates in February 2007 but renews automatically each year for a one year term unless prior notice of termination of the sublease is sent by either party to the sublease to the other party thereto.

EMPLOYMENT AGREEMENTS

     The Company is party to employment agreements with Betsy Z. Cohen, Chairman and Chief Executive Officer of the Company, and Scott F. Schaeffer, President and Chief Operating Officer of the Company, that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

     In connection with the proposed merger involving the Company described in
Note 14, Mrs. Cohen and Mr. Schaeffer waived their rights to terminate their existing employment agreements with the Company for "good reason," subject to entering into amended employment agreements with RAIT.

NOTE 12 - TRANSACTIONS WITH AFFILIATES

     Brandywine Construction & Management, Inc. ("Brandywine"), is an affiliate of the spouse of Betsy Z. Cohen, the Chairman and Chief Executive Officer of the Company. Brandywine provided real estate management services to eleven properties underlying the Company's real estate interests at both June 30, 2006 and 2005. Management fees in the following amounts were paid to Brandywine relating to these interest; $121,000 and $341,000 for the three and six months ended June 30, 2006, respectively, and $207,000 and $454,000 for the three and six months ended June 30, 2005, respectively. The Company believes that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties. The Company expects to continue to use Brandywine to provide real estate management services to properties underlying the Company's investments.

     Betsy Z. Cohen has been the Chairman of the Board of The Bancorp Bank ("Bancorp"), a commercial bank, since November 2003 and a director of The Bancorp, Inc. ("Bancorp Inc"), a registered financial holding company for Bancorp, since September 2000 and the Chief Executive Officer of both Bancorp and Bancorp Inc. since September 2000. Daniel G. Cohen, Mrs. Cohen's son, (a) has been the Vice-Chairman of the Board of Bancorp since November 2003, was the Chairman of the Board of Bancorp from September 2000 to November 2003, was the Chief Executive Officer of Bancorp from July 2000 to September 2000 and has been Chairman of the Executive Committee of Bancorp since 1999 and (b) has been the Chairman of the Board of Bancorp Inc. and Chairman of the Executive Committee of Bancorp Inc. since 1999. The Company maintains most of its checking, demand deposit, and restricted cash accounts at Bancorp. As of June 30, 2006 and December 31, 2005, the Company had approximately $42.8 million and $84.2 million, respectively, on deposit, of which approximately $42.7 million and $84.1 million, respectively, is over the FDIC insurance limit. The Company pays a fee of $5,000 per month to Bancorp for information system technical support services. The Company paid $15,000 for these services for each of the three month periods ended June 30, 2006 and 2005. The Company paid $30,000 for these services for each of the six month periods ended June 30, 2006 and 2005.

     The Company subleases a portion of its downtown Philadelphia office space under an operating lease with Bancorp Inc. A portion of this space is sublet to Richardson whose Chairman is Jonathan Z. Cohen, the Vice-Chairman, a trustee and Secretary of the Company, and a son of the Chairman and Chief Executive Officer of the Company. The Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease with Richardson. For a description of these operating leases, see Note 11 - "Commitments and Contingencies - Lease Obligations".

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

     On each declaration date set forth below, the Board of Trustees of the Company declared a cash dividend in an amount per Common Share, in the aggregate dividend amount and payable on the payment date to holders of Common Shares on the record date opposite such declaration date.

                                                                        AGGREGATE
DECLARATION DATE   RECORD DATE   PAYMENT DATE   DIVIDEND PER SHARE   DIVIDEND AMOUNT
----------------   -----------   ------------   ------------------   ---------------
    06/19/06         07/06/06      07/17/06            $0.62           $17,428,889
    03/24/06         04/05/06      04/14/06            $0.61           $17,019,949

Series A Preferred Shares

     On each declaration date set forth below, the Board of Trustees of the Company declared a cash dividend of $0.484375 per share on the Company's 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series A Preferred Shares") in the aggregate dividend amount and payable on the payment date to holders of Series A Preferred Shares on the record date opposite such declaration date.

                                                   AGGREGATE
DECLARATION DATE   RECORD DATE   PAYMENT DATE   DIVIDEND AMOUNT
----------------   -----------   ------------   ---------------
    07/25/06         09/01/06      10/02/06        $1,336,875
    05/08/06         06/01/06      06/30/06        $1,336,875
    01/24/06         03/01/06      03/31/06        $1,336,875

Series B Preferred Shares

     On the declaration date set forth below, the Board of Trustees of the Company declared a cash dividend of $0.5234375 per share on the Company's 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series B Preferred Shares") in the aggregate dividend amount and payable on the payment date to holders of Series B Preferred Shares on the record date opposite such declaration date.

                                                   AGGREGATE
DECLARATION DATE   RECORD DATE   PAYMENT DATE   DIVIDEND AMOUNT
----------------   -----------   ------------   ---------------
    07/25/06         09/01/06      10/02/06        $1,182,080
    05/08/06         06/01/06      06/30/06        $1,182,080
    01/24/06         03/01/06      03/31/06        $1,182,080

NOTE 14 -- PROPOSED MERGER WITH TABERNA

     On June 8, 2006, the Company and Taberna Realty Finance Trust ("Taberna") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which a newly formed subsidiary of the Company will, subject to the terms and conditions of the Merger Agreement, merge with and into Taberna (the "Merger"), as a result of which the Company will own all of the common shares of beneficial interest of Taberna ("Taberna Common Shares").

     Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the boards of trustees of both companies, upon the completion of the Merger each issued and outstanding Taberna Common Share will be converted into 0.5389 Common Shares of the Company, with cash to be paid in lieu of fractional Common Shares.

     The Merger Agreement contains customary representations, warranties and covenants of the Company and Taberna, including, among others, covenants (i) to conduct their respective businesses in the ordinary course during the period between the execution of the Merger Agreement and consummation of the Merger and
(ii) not to engage in certain kinds of transactions during such period. The board of trustees of each company has adopted a resolution approving and declaring advisable the Merger, and recommending that its shareholders, with respect to Taberna, approve the Merger, and with respect to the Company, approve the issuance of Common Shares in the Merger, and each party has agreed to hold a shareholder meeting to put these matters before their shareholders for their consideration. Each party has also agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions or negotiations or provide confidential information in connection with any proposals for alternative business combination transactions.

     Consummation of the Merger is subject to various conditions, including, among others, (i) requisite approvals of the shareholders of the Company and Taberna, (ii) the absence of any law or order prohibiting the consummation of the Merger, and (iii) effectiveness of the Form S-4 registration statement relating to the Common Shares to be issued in the Merger and listing of the Common Shares to be issued in the Merger on the New York Stock Exchange. In addition, each party's obligation to consummate the Merger is subject to certain other conditions, including, among others, (i) subject to the standards set forth in the Merger Agreement, the accuracy of the representations and warranties of the other party, (ii) compliance of the other party with its covenants in all material respects, (iii) the delivery of opinions from counsel to the Company and counsel to Taberna relating to the U.S. federal income tax code treatment of the Merger and the real estate investment trust status of both parties and (iv) there shall not have occurred any event, change, effect or circumstance that has had or is reasonably likely to have a material adverse effect on the other party.

     The Merger Agreement contains certain termination rights for both the Company and Taberna.

     No assurance can be given that all closing conditions will be satisfied or waived, or that the Merger will in fact be consummated.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
RAIT Investment Trust

     We have reviewed the accompanying consolidated balance sheet of RAIT Investment Trust and Subsidiaries as of June 30, 2006 and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2006 (except for Note 6 as to which the date is July 13, 2006) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
August 8, 2006

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

OVERVIEW

     We are a real estate investment trust, or REIT, formed under Maryland law. We make investments in real estate primarily by making real estate loans, acquiring real estate loans and acquiring interests in real estate. Our principal business objective is to generate income for distribution to our shareholders from a combination of interest and fees on loans, rents and other income from our interests in real estate.

     Our revenues increased 9.5% from $27.0 million for the three months ended June 30, 2005 to $29.6 million for the three months ended June 30, 2006, while our net income available to common shareholders increased 9.7% to $18.3 million for the three months ended June 30, 2006 from $16.7 million for the three months ended June 30, 2005. Our revenues increased 16.7% from $51.6 million for the six months ended June 30, 2005 to $60.3 million for the six months ended June 30, 2006, while our net income available to common shareholders increased 10% to $36.4 million for the six months ended June 30, 2006 from $33.1 million for the six months ended June 30, 2005. Due to the sale of three consolidated investments in real estate during the second quarter of 2006, our total assets grew only 2.6% to $1.1 billion at June 30, 2006 from $1.0 billion at December 31, 2005. However, our real estate loans, net, grew 21.9% from $714.4 million at December 31, 2005 to $870.9 million at June 30, 2006.

     We believe the principal reasons for this growth were:

          - Increased mezzanine and bridge loans-- we continued to grow our core business of making mezzanine and bridge loans in 2006. We originated, purchased or acquired $417.0 million, in the aggregate, of mezzanine and bridge loans in the six months ended June 30, 2006 as compared to $227.7 million in the six months ended June 30, 2005.

          - Increased use of leverage -- Throughout 2005 and continuing through August 2006 we leveraged our asset base by investing over $375.0 million we have obtained by establishing new sources of debt financing.

     We have been seeking to increase the return on our investments in appropriate cases by increasing our use of debt to leverage our investments while seeking to minimize the cost of this debt. While the unsecured line of credit described below under "Liquidity and Capital Resources" has enabled us to borrow increasing amounts at lower interest rates than those available under our secured lines of credit, we have found that the cost of the funds we borrow under all our lines of credit has been increasing as interest rates generally rise. To further reduce our cost of funds, we are exploring ways to use collateralized debt obligations, or CDOs, to finance our investments. CDOs are securities supported by a pool of debt assets. We believe aggregating pools of our investments to support CDOs may enable us to reduce our related cost of funds. We may need to obtain waivers or amendments under, or otherwise replace, our unsecured and secured lines of credit in order to carry out our CDO strategy. We cannot assure you that we will be able to carry out this CDO strategy or that we will be able to achieve our goals with respect to our CDO strategy. As described below under "Liquidity and Capital Resources," we are in the process of negotiating a warehouse line of credit that we anticipate will provide us with up to $200.0 million of availability in the third quarter of 2006 and enable us to structure a CDO or other securitization thereafter which we believe will lower our borrowing costs. In addition, we believe our ability to carry out this CDO strategy will be enhanced if we are able to consummate the merger described below under "Proposed Merger With Taberna."

PROPOSED MERGER WITH TABERNA

     On June 8, 2006, we and Taberna Realty Finance Trust, or Taberna, entered into an agreement and plan of merger, pursuant to which our newly formed subsidiary will, subject to the terms and conditions of the merger agreement, merge with and into Taberna, as a result of which we will own all of the common shares of beneficial interest of Taberna. See note 14 of our consolidated financial statements. We have filed with the Securities and Exchange Commission, or SEC, a registration statement on Form S-4 (registration no. 333-136197) that includes a preliminary joint proxy statement/prospectus of us and Taberna and we may file other relevant documents concerning the proposed merger with the SEC. Once finalized, a definitive joint proxy statement/prospectus will be sent to our shareholders and Taberna's shareholders seeking approvals related to the proposed transaction. Our shareholders and Taberna's shareholders and other investors are urged to read the registration statement and the definitive joint proxy statement/prospectus when it becomes available and any other materials filed by us with the SEC, as well as any amendments or supplements to those documents. These documents contain important information, which should be read carefully before any decision is made with respect to the merger. Documents filed with the SEC are available for free at the SEC's website (http://www.sec.gov). These documents are also available for free by accessing our website (http://www.raitinvestmenttrust.com).

     We, Taberna and certain of our and Taberna's trustees, executive officers, members of management and employees, may be deemed to be participants in the solicitation of proxies in connection with the proposed merger. Information regarding the persons who may, under the rules of the SEC, be considered to be participants in the solicitation of shareholders in connection with the proposed merger, including any interest they have in the merger, is set forth in the joint proxy statement/prospectus filed with the SEC.

     This filing shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the U.S. Securities Act of 1933, as amended.

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of our liquidity and capital resources from our commencement in January 1998 through June 30, 2006 were our public offerings of common shares, 7.75% Series A cumulative redeemable preferred shares and 8.375% Series B cumulative redeemable preferred shares. After offering costs and underwriting discounts and commissions, these offerings have allowed us to obtain net offering proceeds of $594.2 million. We expect to continue to rely on offerings of our securities as a principal source of our liquidity and capital resources.

     We issued 2,760,000 Series A preferred shares in March and April 2004 for net proceeds of $66.6 million. Our Series A preferred shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series A preferred shares have no maturity date and we are not required to redeem the Series A preferred shares at any time. We may not redeem the Series A preferred shares before March 19, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after March 19, 2009, we may, at our option, redeem the Series A preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For each of the six month periods ended June 30, 2006 and 2005, we paid dividends on our Series A preferred shares of $2.6 million, in the aggregate.

     We issued 2,258,300 Series B preferred shares in October and November 2004 for net proceeds of $54.4 million. Our Series B preferred shares accrue cumulative cash dividends at a rate of 8.375% per year of the $25.00 liquidation preference, equivalent to $2.09375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series B preferred shares have no maturity date and we are not required to redeem the Series B preferred shares at any time. We may not redeem the Series B preferred shares before October 5, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after October 5, 2009, we may, at our option, redeem the Series B preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For each of the six month periods ended June 30, 2006 and 2005, we paid dividends on our Series B preferred shares of $2.4 million, in the aggregate. Our Series A preferred shares and Series B preferred shares rank on a parity with respect to dividend rights, redemption rights and distributions upon liquidation.

     We also maintain liquidity through our unsecured line of credit and our secured lines of credit. At June 30, 2006, our unsecured line of credit provided for $335.0 million of maximum possible borrowings (we have the right to request an increase in the unsecured line of credit of up to an additional $15.0 million, to a maximum of $350.0 million, subject to certain pre-defined requirements) and two secured lines of credit, one of which has $30.0 million of maximum possible borrowings, and the second of which has $50.0 million of maximum possible borrowings.

     The following are descriptions of our unsecured and secured lines of credit at June 30, 2006:

     UNSECURED LINE OF CREDIT

     We are party to a revolving credit agreement that, as of June 30, 2006, provides for a senior unsecured line of credit in an amount up to $335.0 million, with the right to request an increase in the unsecured line of credit of up to a maximum of $350.0 million. Borrowing availability under the unsecured line of credit is based on specified percentages of the value of eligible assets. The unsecured line of credit will terminate on October 24, 2008, unless we extend the term an additional year upon the satisfaction of specified conditions.

     Amounts borrowed under the unsecured line of credit bear interest at a rate equal to, at our option:

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

     The applicable margin is based on the ratio of our total liabilities to total assets which is calculated on a quarterly basis. We are obligated to pay interest only on the amounts borrowed under the unsecured line of credit until the maturity date of the unsecured line of credit, at which time all principal and any interest remaining unpaid is due. We pay a commitment fee quarterly on the difference between the aggregate amount of the commitments in effect from time to time under the unsecured line of credit and the outstanding balance under the unsecured line of credit. This commitment fee is equal to fifteen basis points (twenty five basis points if this difference is greater than 50% of the amount of the unsecured line of credit) per annum of this difference.

     Our ability to borrow under the unsecured line of credit is subject to our ongoing compliance with a number of financial and other covenants, including a covenant that we not pay dividends in excess of 100% of our adjusted earnings, to be calculated on a trailing twelve-month basis, provided however, dividends may be paid to the extent necessary to maintain our status as a real estate investment trust. The unsecured line of credit also contains customary events of default, including a cross default provision. If an event of default occurs, all of our obligations under the unsecured line of credit may be declared immediately due and payable. For events of default relating to insolvency and receivership, all outstanding obligations automatically become due and payable.

     At June 30, 2006, we had $267.0 million outstanding under the unsecured line of credit, of which $122.0 million bore interest at 6.95219%, $125.0 million bore interest at 6.73%, and $20.0 million bore interest at 6.77563%. Based upon our eligible assets as of August 7, 2006, we had $30.0 million of availability under the unsecured line of credit.

     SECURED LINES OF CREDIT

     At June 30, 2006, we had $30.0 million of availability under our $30.0 million line of credit. This line of credit bears interest at either:

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

     At June 30, 2006, we had $37.0 million of availability under our $50.0 million line of credit. In February 2006, the credit line was increased from $25.0 million at December 31, 2005 to $50.0 million. This line of credit bears interest at the 30-day LIBOR plus 2.25%. Absent any renewal, the line of credit will terminate in February 2007 and any principal then outstanding must be paid by February 2008.

     Our other sources of liquidity and capital resources include principal payments on, refinancings of, and sales of senior participations in loans in our portfolio as well as refinancings and the proceeds of sales and other dispositions of our interests in real estate. These resources aggregated $240.8 million and $331.8 million for the three and six months ended June 30, 2006, respectively, as compared to $160.0 million and $215.9 million for the three and six months ended June 30, 2005, respectively.

     We also receive funds from a combination of interest and fees on our loans, rents and income from our real estate interests and consulting fees. As required by the Internal Revenue Code, we use this income, to the extent of not less than 90% of our taxable income, to pay distributions to our shareholders. The dividend distribution for the quarters ended June 30, 2006 and 2005 (paid on July 17, 2006 and July 15, 2005, respectively), was $17.4 million and $15.6 million, respectively, of which $17.3 million and $15.5 million, respectively, was in cash and $138,700 and $86,700, respectively, was in additional common shares issued through our dividend reinvestment plan. We also paid $5.0 million of dividends, in the aggregate, on our Series A and Series B preferred shares for both six month periods ended June 30, 2006 and 2005. We expect to continue to use funds from these sources to meet these needs.

     We use our capital resources principally for originating and purchasing loans and acquiring real estate interests. For the three months ended June 30, 2006, we originated or purchased 23 loans in the aggregate amount of $190.0 million, as compared to ten loans in the aggregate amount of $119.3 million for the three months ended June 30, 2005. For the six months ended June 30, 2006 we originated 46 loans in the aggregate amount of $417.0 million, as compared to 19 loans in the aggregate amount of $227.7 million for the six months ended June 30, 2005.

     At June 30, 2006, we had approximately $15.2 million of cash on hand which, when combined with $65.8 million of loan repayments we received through August 7, 2006, and $42.0 million drawn on our lines of credit, provided for $11.5 million of loans originated through August 7, 2006 and to fund our second quarter dividend payments. We anticipate that we will use the remaining $94.2 million to fund investments that we expect to make through August 15, 2006.

     We are in the process of negotiating a warehouse line of credit that we anticipate will provide us with up to $200.0 million of availability in the third quarter of 2006. We anticipate that we will use this warehouse line of credit to make investments and then, once we have accumulated a sufficient amount of suitable investments under this warehouse line of credit, structure a CDO or other securitization using these and other of our investments. We anticipate that a CDO or other securitization will lower our borrowing costs with respect to the underlying investments from those related to the warehouse line of credit and therefore increase our return from these investments.

     We believe that our anticipated and existing sources of funds will be adequate for purposes of meeting our liquidity and capital needs. We do not currently experience material difficulties in maintaining and accessing these resources. However, we could encounter difficulties in the future, depending upon the development of conditions in the credit markets and the other risks and uncertainties described in our filings with the Securities and Exchange Commission, including those described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

     The following schedule summarizes our currently anticipated contractual obligations and commercial commitments as of June 30, 2006:

                                                                   PAYMENTS DUE BY PERIOD
                                            -------------------------------------------------------------------
                                             LESS THAN       ONE TO       THREE TO    MORE THAN
CONTRACTUAL OBLIGATIONS                       ONE YEAR     THREE YEARS   FIVE YEARS   FIVE YEARS       TOTAL
-----------------------                     -----------   ------------   ----------   ----------   ------------
Operating leases ........................   $   203,044   $    790,704   $  658,920   $       --   $  1,652,668
Indebtedness secured by real estate(1) ..    16,091,777     71,286,124    8,394,421    6,253,409    102,025,731
Secured line of credit ..................            --     13,000,000           --           --     13,000,000
Unsecured line of credit ................            --    267,000,000           --           --    267,000,000
Deferred compensation(2) ................            --      1,647,268           --           --      1,647,268
                                            -----------   ------------   ----------   ----------   ------------
                                            $16,294,821   $353,724,096   $9,053,341   $6,253,409   $385,325,667
                                            ===========   ============   ==========   ==========   ============

----------
(1) Indebtedness secured by real estate consists of senior indebtedness relating to loans, and long-term debt secured by consolidated real estate interests.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

     Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies. During the three and six months ended June 30, 2006, there were no material changes to these policies, except for the update described below.

     Reserve for Loan Losses. We had a reserve for loan losses of $226,000 at June 30, 2006 and 2005. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with our policy, we determined that this reserve was adequate as of June 30, 2006, based upon our credit analysis of each of the loans in our portfolio. If that analysis were to change, we may be required to increase our reserve, and such an increase, depending upon the particular circumstances, could be substantial. Any increase in reserves will constitute a charge against income. We will continue to analyze the adequacy of this reserve on a quarterly basis. During the three and six months ended June 30, 2006 and 2005, the loans in our portfolio performed in accordance with their terms.

RESULTS OF OPERATIONS

     Interest Income. Interest income is comprised primarily of interest accrued on our loans. In addition, certain of our loans provide for additional interest payable to us based on the operating cash flow or appreciation in value of the underlying real estate. We recognize this additional interest or "accretable yield" over the remaining life of the loan, such that the return yielded by the loan remains at a constant level for its remaining life. Our interest income was $22.5 million for the three months ended June 30, 2006 compared to $19.6 million for the three months ended June 30, 2005. The $2.9 million increase was primarily due to the following:

          - an additional $13.6 million of interest accruing on 98 loans totaling $745.2 million originated between April 1, 2005 and June 30, 2006, partially offset by a $10.0 million reduction of interest due to the repayment of 40 loans totaling $300.8 million during the same period,

          - a decrease of $925,000 in accretable yield included in our interest income from the three months ended June 30, 2005 to the same period in 2006.

     Our interest income was $42.0 million for the six months ended June 30, 2006 compared to $38.6 million for the six months ended June 30, 2005. The $3.4 million increase was primarily due to the following:

          - an additional $25.4 million of interest accruing on 105 loans totaling $790.7 million originated between January 1, 2005 and June 30, 2006, partially offset by a $19.5 million reduction of interest due to the repayment of 58 loans totaling $354.0 million during the same period,

          - a decrease of $2.5 million in accretable yield included in our interest income from the six months ended June 30, 2005 to the same period in 2006.

     Rental Income. We received rental income of $3.5 million and $7.4 million for the three and six months ended June 30, 2006, respectively, compared to $3.4 million and $6.8 million for the three and six months ended June 30, 2005, respectively. The $600,000 increase from the six months ended June 30, 2005 to the corresponding period in 2006 was primarily the result of one property's annual reconciliation of amounts due from a major tenant for the portion of property operations expenses for which they are financially responsible, pursuant to their lease.

     Fee Income and Other. Revenues generated by our wholly owned subsidiary, RAIT Capital Corp d/b/a Pinnacle Capital Group, are generally reported in this income category. Pinnacle provides, or arranges for another lender to provide, first-lien conduit loans to our borrowers. This service often assists us in offering the borrower a complete financing package, including our mezzanine or bridge financing. Where we have made a bridge loan to a borrower, we may be able to assist our borrower in refinancing our bridge loan, for which we will earn related fee income through Pinnacle. We also include financial consulting fees in this income category. Financial consulting fees are generally negotiated on a transaction by transaction basis and, as a result, the sources of such fees for any particular period are not generally indicative of future sources and amounts. We earned fee and other income of $2.2 million and $7.9 million for the three and six months ended June 30, 2006, respectively, as compared to $2.1 million and $3.0 million earned in the three and six months ended June 30, 2005, respectively. Consulting fees included in fee and other income were $890,000 and $4.5 million for the three and six months ended June 30, 2006, respectively, and were $500,000 for both the three and six months ended June 30, 2005. Revenue generated by Pinnacle included in fee and other income was $1.2 million and $3.2 million for the three and six months ended June 30, 2006, respectively, and was $1.5 million and $2.4 million for the three and six months ended June 30, 2005, respectively. If we implement the CDO strategy referred to above in "Overview", we anticipate that we will seek to increase fee income resulting from investments intended to support our CDOs, which may shift some income previously characterized as interest income to fee income.

     Investment Income. We derived our investment income from the return on our unconsolidated real estate interests and from interest earned on cash held in bank accounts. We received investment income of $1.4 million for the three months ended June 30, 2006, compared to $1.9 million for the three months ended June 30, 2005. The $500,000 decrease from the three months ended June 30, 2005 to the corresponding period in 2006 was primarily due to repayment of two unconsolidated real estate interests, in accordance with their agreed upon terms.

     We received investment income of $3.0 million for the six months ended June 30, 2006, compared to $3.2 million for the six months ended June 30, 2005. The $200,000 decrease in investment income from the six months ended June 30, 2005 to the corresponding period in 2006 was primarily due to the two repayments described above.

     Interest Expense. Interest expense consists of interest payments made on senior indebtedness relating to loans, long term debt secured by consolidated real estate interests and interest payments made on our unsecured and secured lines of credit. We anticipate our interest expense will increase as we increase our use of leverage to enhance our return on our investments. Interest expense was $7.1 million and $12.6 million for the three and six months ended June 30, 2006, respectively as compared to $3.4 million and $5.1 million for the three and six months ended June 30, 2005, respectively. The increases in interest expense from the three and six months ended June 30, 2005 to the corresponding periods in 2006 were attributable to the establishment and utilization of up to $335.0 million in additional borrowing capability from our new unsecured line of credit and $30.0 million in additional long term debt secured by a consolidated real estate interest.

     Property Operating Expenses; Depreciation and Amortization. Property operating expenses were $1.8 million for the both the three months ended June 30, 2006 and 2005. Depreciation and amortization was $372,000 for the three months ended June 30, 2006 as compared to $362,000 for the three months ended June 30, 2005. Property operating expenses were $3.9 million for the six months ended June 30, 2006 as compared to $3.7 million for the six months ended June 30, 2005. Depreciation and amortization was $742,000 for the six months ended June 30, 2006 as compared to $719,000 for the six months ended June 30, 2005. Included in property operating expenses are management fees paid to Brandywine Construction & Management, Inc., an affiliate of the spouse of our chairman and chief executive officer, for providing real estate management services for the real estate underlying our real estate interests. Brandywine provided real estate management services to four properties underlying our consolidated real estate interests at both June 30, 2006 and 2005. We paid management fees of $58,000 and $191,000 to Brandywine for the three and six months ended June 30, 2006, respectively. We paid management fees of $115,000 and $270,000 to Brandywine for the three and six months ended June 30, 2005, respectively. In addition, at both June 30, 2006, and 2005, Brandywine provided real estate management services for real estate underlying seven of our unconsolidated real estate interests (whose results of operations are not included in our consolidated financial statements). We anticipate that we will continue to use Brandywine to provide real estate management services.

     Salaries and Related Benefits; General and Administrative Expense. Salaries and related benefits were $1.8 million and $3.7 million for the three and six months ended June 30, 2006, respectively, as compared to $1.2 million and $2.5 million for the three and six months ended June 30, 2005, respectively. General and administrative expenses were $892,000 and $1.3 million for the three months ended June 30, 2006 and 2005, respectively. The increase in salaries and related benefits expense was due to increased costs of employee benefits including those of our supplemental executive retirement plan. The decrease in general and administrative expenses for the three months ended June 30, 2005 to the corresponding period in 2006 reflects a timing difference between the six month periods ending June 30, 2006 and 2005, in the recognition of certain expenses in either the first or second quarter of each year. Accordingly, general and administrative expenses are the same for the six month periods ending June 30, 2006 and 2005.

     Included in general and administrative expense is rental expense relating to our downtown Philadelphia office space. We sublease these offices pursuant to two operating leases that provide for annual rentals based upon the amount of square footage we occupy. The sub-leases expire in August 2010 and both contain two five-year renewal options. One sub-lease is with The Bancorp, Inc. We paid rent to Bancorp in the amount of $84,000 and $83,000 the three months ended June 30, 2006 and 2005, respectively. We paid rent to Bancorp in the amount of $168,000 and $145,000 the six months ended June 30, 2006 and 2005, respectively. The other sublease is with The Richardson Group, Inc. We paid rent to Richardson in the amount of $11,400 and $11,000 for the three months ended June 30, 2006 and 2005, respectively. We paid rent to Richardson in the amount of $22,800 and $23,000 for the six months ended June 30, 2006 and 2005, respectively. Also included in general and administrative expenses is $15,000 that we paid in both three month periods ended June 30, 2006 and 2005 to Bancorp for technical support services provided to us. Our relationships with Bancorp and Richardson are described in note 12 to our consolidated financial statements.

     Gain from discontinued operations. As of October 3, 2005, we classified as "held for sale" one of our consolidated real estate interests, consisting of an 89% general partnership interest in a limited partnership that owns a building in Philadelphia, Pennsylvania with 456,000 square feet of office/retail space. As of March 31, 2006 we classified as "held for sale" another consolidated real estate interest consisting of a 110,421 square foot shopping center in Norcross, Georgia. As of May 11, 2006, the we classified as "held for sale" a consolidated real estate interest consisting of a 216-unit apartment complex and clubhouse in Watervliet, New York. The results of operations attributable to these interests have been reclassified, for all periods presented, to "discontinued operations". Additionally, depreciation expense was no longer recorded for these assets once they were classified as "held for sale".

     The following is a summary of the aggregate results of operations of our investments which were classified as "held for sale" for the three and six months ended June 30, 2006 and 2005, which have been reclassified to discontinued operations in our consolidated statements of income for all periods presented:

                                           FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                              ENDED JUNE 30,            ENDED JUNE 30,
                                         -----------------------   -----------------------
                                            2006         2005         2006         2005
                                         ----------   ----------   ----------   ----------
Rental income ........................   $2,318,526   $3,980,034   $6,433,916   $8,053,587
Less: Operating expenses .............    1,329,377    2,056,415    3,418,328    4,119,153
   Interest expense ..................      575,730      966,740    1,524,597    1,929,790
   Depreciation and amortization .....       37,225      705,592      203,334    1,393,010
                                         ----------   ----------   ----------   ----------
Income from discontinued operations ..   $  376,194   $  251,287   $1,287,657   $  611,634
                                         ==========   ==========   ==========   ==========

     We sold the Philadelphia, Pennsylvania office building in May 2006 for approximately $74.0 million. The Norcross, Georgia shopping center and the Watervliet, New York apartment complex were both sold in June 2006 for $13.0 million and $11.0 million, respectively. We recognized a net gain of $2.8 million on the sale of these interests.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our assessment of our sensitivity to market risk since the presentation in our Annual Report on Form 10-K for the year ended December 31, 2005, as updated by our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2006.

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

Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

     Set forth below are risk factors relating to our proposed merger with Taberna supplementing the risk factors disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2005.

We expect to incur costs and expenses in connection with the merger.

     We expect to incur costs and expenses of approximately $6.1 million in connection with the merger. These costs and expenses include insurance costs, investment banking, legal and accounting fees, printing expenses and other related charges incurred and expected to be incurred by us. We cannot assure you that the costs incurred by us in connection with the merger will not be higher than expected or that the combined company will not incur additional unanticipated costs and expenses in connection with the merger.

Failure to complete the merger could negatively impact the price of RAIT common shares and future business and operations.

     The merger is subject to customary conditions to closing, including the receipt of required approvals from our shareholders and the shareholders of Taberna. If any condition to the merger is not satisfied or, if permissible, waived, the merger will not be completed. In addition, we and Taberna may terminate the merger agreement in certain circumstances. If we and Taberna do not complete the merger, the market price of RAIT common shares may fluctuate to the extent that the current market price of RAIT common shares reflects a market assumption that the merger will be completed. RAIT and Taberna also have paid, and will be obligated to pay, certain fees and expenses in connection with the merger, even if the merger is not completed. RAIT has to date paid fees of $244,000 in connection with the merger. In addition, RAIT has diverted significant management resources in an effort to complete the merger and is subject to restrictions contained in the merger agreement on the conduct of its business. If the merger is not completed for any reason, we will have incurred costs including the diversion of management resources, for which we will have received little or no benefit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our Annual Meeting of Shareholders held on May 23, 2006, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2006, the voting results were as follows:

(a) Each of the following nominees was elected to the Board of Trustees as follows:

   TRUSTEE              VOTES FOR    VOTES WITHHELD   VOTES ABSTAIN   BROKER NON-VOTE
   -------              ----------   --------------   -------------   ---------------
Betsy Z. Cohen          23,625,872        613,571           0                0
Edward S. Brown         24,120,380        119,063           0                0
Jonathan Z. Cohen       18,932,412      5,307,031           0                0
S. Kristin Kim          24,089,804        149,639           0                0
Arthur Makadon          23,964,800        274,642           0                0
Joel R. Mesznik         24,094,782        144,661           0                0
Daniel Promislo         24,089,595        149,848           0                0
R. Randle Scarborough   24,082,436        157,007           0                0

(b) The proposal to approve the selection of Grant Thornton LLP as our independent public accountants for the fiscal year ending December 31, 2006 was approved as follows:

VOTES FOR    VOTES AGAINST   VOTES ABSTAIN   BROKER NON-VOTE
---------    -------------   -------------   ---------------
24,102,500       83,710          53,229             0

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


August 9, 2006                          /s/ Ellen J. DiStefano
DATE                                    ----------------------------------------
                                        Ellen J. DiStefano
                                        Chief Financial Officer
                                        (On behalf of the registrant and as its
                                        principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 2.1      Agreement and Plan of Merger dated as of June 8, 2006 among RAIT
          Investment Trust, RT Sub Inc. and Taberna Realty Finance Trust (1).

 3.1      Amended and Restated Declaration of Trust of RAIT Investment Trust
          (2).

 3.1.1    Articles of Amendment to Amended and Restated Declaration of Trust of
          RAIT Investment Trust (3).

 3.1.2    Articles of Amendment to Amended and Restated Declaration of Trust of
          RAIT Investment Trust (4).

 3.1.3    Certificate of Correction to the Amended and Restated Declaration of
          Trust of RAIT Investment Trust (5).

 3.1.4    Articles Supplementary relating to the 7.75% Series A Cumulative
          Redeemable Preferred Shares of Beneficial Interest (the "Series A
          Articles Supplementary") (6).

 3.1.5    Certificate of Correction to the Series A Articles Supplementary (6).

 3.1.6    Articles Supplementary relating to the 8.375% Series B Cumulative
          Redeemable Preferred Shares of Beneficial Interest (7).

 3.2      By-laws of RAIT Investment Trust, as amended (2).

 3.3      Articles of Incorporation of RAIT General, Inc. (2).

 3.4      By-laws of RAIT General, Inc.(2).

 3.5      Articles of Incorporation of RAIT Limited, Inc. (2).

 3.6      By-laws of RAIT Limited, Inc. (2).

 3.7      Certificate of Limited Partnership of RAIT Partnership, L.P. (2).

 3.8      Limited Partnership Agreement of RAIT Partnership, L.P. (2).

 3.8.1    Amendment to Limited Partnership Agreement of RAIT Partnership,
          L.P.(1).

 4.1      Form of Certificate for Common Shares of Beneficial Interest (4).

 4.2      Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred
          Shares of Beneficial Interest (8).

 4.3      Form of Certificate for 8.375% Series B Cumulative Redeemable
          Preferred Shares of Beneficial Interest (7).

 10.1     Letter Waiver dated June 8, 2006 among RAIT Investment Trust, Taberna
          Realty Finance Trust and Betsy Z. Cohen to the Employment Agreement dated January 23, 2002 between Betsy Z. Cohen and RAIT Investment
          Trust (1).

 10.2     Letter Waiver dated June 8, 2006 among RAIT Investment Trust, Taberna
          Realty Finance Trust and Scott F. Schaeffer to the Employment
          Agreement dated January 23, 2002 between Scott F. Schaeffer and RAIT
          Investment Trust (1).

 10.3     Employment Agreement dated as of June 8, 2006 by and between RAIT
          Investment Trust, Daniel G. Cohen and, as to Section 7.14 thereof,
          Taberna Realty Finance Trust (1).

 10.4     Employment Agreement dated as of June 8, 2006 by and between RAIT
          Investment Trust, Jack E. Salmon and, as to Section 7.14 thereof,
          Taberna Realty Finance Trust (1).

 10.5     Employment Agreement dated as of June 8, 2006 by and between RAIT
          Investment Trust, Plamen Mitrikov and, as to Section 7.14 thereof,
          Taberna Realty Finance Trust (1).

 10.6     Employment Agreement dated as of June 8, 2006 by and between RAIT
          Investment Trust, Raphael Licht and, as to Section 7.14 thereof,
          Taberna Realty Finance Trust (1).

 10.7     Amendment No. 1 dated as of June 8, 2006 among Mitchell Kahn, Taberna
          Realty Finance Trust and RAIT Investment Trust to the Employment
          Agreement dated as of April 28, 2005 between Mitchell Kahn and Taberna
          Realty Finance Trust (1).

 15.1     Awareness Letter from Independent Accountants.

 31.1     Rule 13a-14 (a) Certification by the Chief Executive Officer of RAIT
          Investment Trust.

 31.2     Rule 13a-14 (a) Certification by the Chief Financial Officer of RAIT
          Investment Trust.

 32.1     Section 1350 Certification by the Chief Executive Officer of RAIT
          Investment Trust.

 32.2     Section 1350 Certification by the Chief Financial Officer of RAIT
          Investment Trust.

----------
(1) Incorporated herein by reference to RAIT Investment Trust's Form 8-K as filed with the Securities and Exchange Commission on June 13, 2006 (File No. 1-14760).

(2) Incorporated herein by reference to RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-35077).

(3) Incorporated herein by reference RAIT Investment Trust's Registration Statement on Form S-11 (File No. 333-53067).

(4) Incorporated herein by reference to RAIT Investment Trust's Registration Statement on Form S-2 (File No. 333-55518).

(5) Incorporated herein by reference to RAIT Investment Trust's Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

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