Form 10-Q
period 2006-09-30
RAIT INVESTMENT TRUST
filed 2006-11-09
CIK 1045425

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 8, 2006, 28,161,947 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

================================================================================

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS..........................................     3
      Consolidated Balance Sheets at September 30, 2006 (unaudited) and
         December 31, 2005...............................................     3
      Consolidated Statements of Income (unaudited) for the three and
         nine months ended September 30, 2006 and 2005...................     4
      Consolidated Statements of Other Comprehensive Income (unaudited)
         for the three and nine months ended September 30, 2006 and
         2005............................................................     5
      Consolidated Statements of Cash Flows (unaudited) for the nine
         months ended September 30, 2006 and 2005........................     6
      Notes to Consolidated Financial Statements -- September 30, 2006
         (unaudited).....................................................     7
      Report of Independent Registered Public Accounting Firm............    24
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS..........................................    25
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    32
   ITEM 4. CONTROLS AND PROCEDURES.......................................    32
PART II. OTHER INFORMATION
   ITEM 1. LEGAL PROCEEDINGS.............................................    33
   ITEM 1A. RISK FACTORS.................................................    33
   ITEM 5. OTHER INFORMATION.............................................    33
   ITEM 6. EXHIBITS......................................................    33
SIGNATURES...............................................................    34
EXHIBIT INDEX............................................................    35

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,
                                                                                  2006          DECEMBER 31,
                                                                               (UNAUDITED)         2005
                                                                             --------------   --------------
                                     ASSETS
   Cash and cash equivalents .............................................   $   43,658,368   $   71,214,083
   Restricted cash .......................................................       53,640,382       20,892,402
   Accrued interest receivable ...........................................       16,542,614       13,127,801
   Real estate loans, net ................................................    1,036,658,736      714,428,071
   Unconsolidated real estate interests ..................................       41,784,652       40,625,713
   Consolidated real estate interests ....................................       57,621,214       55,054,558
   Consolidated real estate interests held for sale ......................        3,400,497       94,106,721
   Furniture, fixtures and equipment, net ................................          568,973          590,834
   Prepaid expenses and other assets .....................................       15,649,536       13,657,244
   Goodwill ..............................................................          887,143          887,143
                                                                             --------------   --------------
      Total assets .......................................................   $1,270,412,115   $1,024,584,570
                                                                             ==============   ==============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable, accrued liabilities and other liabilities ...........   $    7,090,362   $    3,259,360
   Accrued interest payable ..............................................        3,290,684        2,213,639
   Tenant security deposits ..............................................            4,185            3,185
   Dividends payable .....................................................       20,271,676               --
   Borrowers' escrows ....................................................       43,213,779       15,981,762
   Senior indebtedness relating to loans .................................      126,000,000       66,500,000
   Long-term debt secured by consolidated real estate interests ..........       37,981,953        8,118,511
   Liabilities underlying consolidated real estate interests held for
      sale ...............................................................          37,030       56,413,644
   Repurchase facility ...................................................       64,572,000               --
   Unsecured line of credit ..............................................      335,000,000      240,000,000
   Secured line of credit ................................................       20,000,000       22,400,000
                                                                             --------------   --------------
      Total liabilities ..................................................   $  657,461,669   $  414,890,101
Minority interest ........................................................          447,067          459,684
Shareholders' equity:
   Preferred shares, $.01 par value; 25,000,000 shares authorized;
      7.75% Series A cumulative redeemable preferred shares,
         liquidation preference $25.00 per share; 2,760,000 shares
         issued and outstanding ..........................................           27,600           27,600
      8.375% Series B cumulative redeemable preferred shares,
         liquidation preference $25.00 per share; 2,258,300 shares
         issued and outstanding ..........................................           22,583           22,583
   Common shares, $.01 par value; 200,000,000 authorized shares;
      issued and outstanding 28,155,105 and 27,899,065 shares ............          281,551          278,991
   Additional paid-in-capital ............................................      607,071,537      602,919,108
   Retained earnings .....................................................        6,304,960        6,250,150
   Loans for stock options exercised .....................................               --         (263,647)
   Accumulated other comprehensive loss ..................................       (1,204,852)              --
                                                                             --------------   --------------
      Total shareholders' equity .........................................   $  612,503,379   $  609,234,785
                                                                             --------------   --------------
      Total liabilities and shareholders' equity .........................   $1,270,412,115   $1,024,584,570
                                                                             ==============   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                 -------------------------   -------------------------
                                                     2006          2005          2006          2005
                                                 -----------   -----------   -----------   -----------
REVENUES
Interest income...............................   $24,662,023   $20,863,923   $66,695,989   $59,474,074
Rental income.................................     3,230,625     3,372,043    10,600,593    10,218,533
Fee income and other..........................     3,815,421       991,335    11,702,182     3,988,443
Investment income.............................     2,770,163     1,252,554     5,080,151     4,199,417
                                                 -----------   -----------   -----------   -----------
   Total revenues.............................    34,478,232    26,479,855    94,078,915    77,880,467
                                                 -----------   -----------   -----------   -----------
COSTS AND EXPENSES
Interest......................................     8,282,525     3,732,106    20,841,222     8,813,283
Property operating expenses...................     2,000,818     1,957,062     5,886,008     5,674,383
Salaries and related benefits.................     1,880,259     1,369,636     5,551,711     3,864,192
General and administrative....................     1,095,319       923,192     3,158,537     3,043,031
Depreciation and amortization.................       373,345       364,446     1,115,514     1,083,507
                                                 -----------   -----------   -----------   -----------
   Total costs and expenses...................    13,632,266     8,346,442    36,552,992    22,478,396
                                                 -----------   -----------   -----------   -----------
Net income before minority interest...........   $20,845,966   $18,133,413   $57,525,923   $55,402,071
Non-operating interest income.................       290,536        63,487       943,038       297,031
Equity in undistributed net loss of
   equity method investments..................      (232,935)           --      (232,935)           --
Minority interest.............................        (8,024)       (7,209)      (18,163)      (22,464)
                                                 -----------   -----------   -----------   -----------
Net income from continuing operations.........    20,895,543    18,189,691    58,217,863    55,676,638
Gain from discontinued operations.............            --            --     2,788,663            --
Net income from discontinued operations.......        38,007     1,155,747     1,325,664     1,767,381
                                                 -----------   -----------   -----------   -----------
Net income....................................   $20,933,550   $19,345,438   $62,332,190   $57,444,019
Dividends attributed to preferred shares......     2,518,955     2,518,955     7,556,865     7,556,865
                                                 -----------   -----------   -----------   -----------
Net income available to common shareholders...   $18,414,595   $16,826,483   $54,775,325   $49,887,154
                                                 ===========   ===========   ===========   ===========
Net income per common share basic.............   $      0.65   $      0.65   $      1.96   $      1.94
                                                 ===========   ===========   ===========   ===========
Net income per common share diluted...........   $      0.65   $      0.65   $      1.95   $      1.93
                                                 ===========   ===========   ===========   ===========
Dividends declared............................   $      0.72   $      0.65   $      1.95   $      1.82
                                                 ===========   ===========   ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                        -------------------------   -------------------------
                                                            2006          2005          2006          2005
                                                        -----------   -----------   -----------   -----------
Net income ..........................................   $20,933,550   $19,345,438   $62,332,190   $57,444,019
   Other comprehensive loss
      Change in the fair value of cash flow hedges ..    (1,204,852)           --    (1,204,852)           --
                                                        -----------   -----------   -----------   -----------
   Total other comprehensive loss ...................    (1,204,852)           --    (1,204,852)           --
                                                        -----------   -----------   -----------   -----------
Comprehensive income ................................   $19,728,698   $19,345,438   $61,127,338   $57,444,019
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

                              RAIT INVESTMENT TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    FOR THE NINE MONTHS
                                                                                    ENDED SEPTEMBER 30,
                                                                               -----------------------------
                                                                                    2006            2005
                                                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..............................................................   $  62,332,190   $  57,444,019
   Adjustments to reconcile net income to net cash provided by operating activities:
   Minority interest .......................................................          18,163          22,464
   Employee bonus shares ...................................................              --          21,895
   Equity in net loss of equity method investment ..........................         232,935              --
   Gain from sale of property interest .....................................      (2,788,663)             --
   Depreciation and amortization ...........................................       1,331,458       3,292,618
   Accretion of loan discounts .............................................         (45,244)    (10,925,181)
   Amortization of debt costs ..............................................         598,889         499,442
   Deferred compensation ...................................................         129,840         394,686
   Decrease in tenant escrows ..............................................              --          46,435
   Increase in accrued interest receivable .................................      (4,616,628)     (7,261,623)
   Increase in prepaid expenses and other assets ...........................      (2,059,742)     (3,634,079)
   Increase (decrease) in accounts payable and accrued liabilities .........       3,165,564        (304,280)
   Increase in accrued interest payable ....................................       1,077,045          94,319
   Increase (decrease) in tenant security deposits .........................           1,000         (29,483)
   (Increase)decrease in borrowers' escrows ................................      (5,515,963)        841,787
                                                                               -------------   -------------
       Net cash provided by operating activities ...........................      54,308,803      40,503,019
                                                                               -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture, fixtures and equipment ...........................         (87,818)        (41,522)
   Real estate loans purchased .............................................     (29,484,698)    (12,250,000)
   Real estate loans originated ............................................    (638,323,763)   (331,673,835)
   Principal repayments from real estate loans .............................     343,833,358     200,710,930
   Distributions paid from consolidated interests in real estate ...........         (30,780)        (41,040)
   Investment in consolidated real estate interests ........................      (4,127,026)     (4,501,681)
   Proceeds from sale of property interests held for sale ..................      38,100,736              --
   Investment in unconsolidated real estate interests ......................      (1,845,408)     (8,005,705)
   Repayments from unconsolidated real estate interests ....................         453,536              --
   Release of escrows held to fund expenditures for consolidated real
     estate Interests in real estate .......................................         573,909          45,041
   Proceeds from disposition of unconsolidated real estate interests .......              --      10,053,660
                                                                               -------------   -------------
       Net cash used in investing activities ...............................    (290,937,954)   (145,704,152)
                                                                               -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal repayments on senior indebtedness .............................      (2,500,000)     (6,938,442)
   Principal repayments on long-term debt ..................................        (136,559)       (794,754)
   Principal repayments on notes underlying deferred compensation ..........         263,647              --
   Proceeds of senior indebtedness .........................................      27,000,000     111,500,000
   Proceeds from long term debt ............................................      30,000,000              --
   Proceeds from participations sold to Taberna.............................      35,000,000              --
   (Repayments) on secured lines of credit, net ............................      (2,400,000)    (23,475,553)
   Proceeds from participations sold to Taberna.............................      35,000,000              --
   Borrowings on unsecured lines of credit, net ............................      95,000,000              --
   Borrowings on repurchase facility .......................................      64,572,000              --
   Payment of preferred dividends ..........................................      (7,556,865)     (7,556,865)
   Payment of common dividends .............................................     (34,210,505)    (30,799,927)
   Principal payments on loans for stock options exercised .................              --         240,339
   Issuance of common shares, net ..........................................       4,041,718      62,151,066
                                                                               -------------   -------------
       Net cash provided by financing activities ...........................     209,073,436     104,325,864
                                                                               -------------   -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................     (27,555,715)       (875,269)
                                                                               -------------   -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................      71,214,083      13,331,373
                                                                               -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................   $  43,658,368   $  12,456,104
                                                                               =============   =============

   The accompanying notes are an integral part of these consolidated financial statements.

                              RAIT INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly RAIT Investment Trust's (the "Company") consolidated financial position at September 30, 2006, its results of operations for the three and nine months ended September 30, 2006 and 2005 and its cash flows for the nine months ended September 30, 2006 and 2005. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 as updated by the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2006. Certain reclassifications have been made to the consolidated financial statements as of December 31, 2005 and for the three and nine months ended September 30, 2005 to conform to the presentation as of and for the three and nine months ended September 30, 2006.

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

     Because the Company adopted Statement 123 (R) using the modified prospective transition method, prior periods have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measured share-based compensation cost using the Black-Scholes option pricing model for stock option grants prior to January 1, 2006 and anticipates using this pricing model for future grants. The Company did not grant options during the three or nine months ended September 30, 2006.

     Share-based compensation of $5,500 and $16,500 was recognized for the three and nine months ended September 30, 2006, which related to the unvested portion of options to acquire the Company's common shares of beneficial interest (the "Common Shares") granted prior to January 1, 2006. Reported net income, adjusting for share-based compensation that would have been recognized in the three and nine months ended September 30, 2005 if Statement 123 (R) had been followed in that quarter is presented in the following table:

                                                     FOR THE         FOR THE
                                                   THREE MONTHS     NINE MONTHS
                                                      ENDED           ENDED
                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                       2005            2005
                                                  -------------   -------------
Net income available to common shareholders,
   as reported ................................    $16,826,000     $49,887,000
Less: stock based compensation determined under
   fair value based method for all awards .....         (7,000)        (21,000)
                                                   -----------     -----------
Pro forma net income ..........................    $16,819,000     $49,866,000
                                                   ===========     ===========
Net income per share -- basic .................    $      0.65     $      1.94
   as reported pro forma ......................    $      0.65     $      1.94
Net income per share -- diluted ...............    $      0.65     $      1.93
   as reported pro forma ......................    $      0.65     $      1.93

     The adoption of Statement 123 (R) did not change the way that the Company has accounted for stock awards in prior periods and therefore no such change is reflected in the pro forma table above. The Company expenses the fair value of stock awards determined at the grant date on a straight-line basis over the vesting period of the award.

VARIABLE INTEREST ENTITIES

     The Company has adopted Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" and revised FIN 46 ("FIN 46(R)"). In doing so, the Company has evaluated its various interests to determine whether they are in variable interest entities. These variable interests are primarily subordinated financings in the form of mezzanine loans or unconsolidated real estate interests. The Company has identified 25 and 23 variable interests having an aggregate book value of $142.4 million and $182.4 million that it held as of September 30, 2006 and December 31, 2005, respectively. For one of these variable interests, with a book value of $40.8 million at September 30, 2006, the Company determined that the Company is the primary beneficiary and such variable interest is included in the Company's consolidated financial statements.

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

     The Company's consolidated financial statements as of and for the three and nine months ended September 30, 2006 include the assets, liabilities, and results of operations of the variable interest entity, which are summarized below:

                               AS OF AND                  AS OF AND
                         FOR THE THREE MONTHS       FOR THE NINE MONTHS
                       ENDED SEPTEMBER 30, 2006   ENDED SEPTEMBER 30, 2006
                       ------------------------   ------------------------
Total assets .......          $50,964,564                $50,964,564
                              ===========                ===========
Total liabilities ..          $   434,584                $   434,584
                              ===========                ===========
Total income .......          $ 1,919,653                $ 6,889,139
Total expense ......            1,809,431                  4,944,899
                              -----------                -----------
   Net income ......          $   110,222                $ 1,944,240
                              ===========                ===========

DERIVATIVE INSTRUMENTS

     The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions.

     In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted ("SFAS No. 133"), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheet as either an asset or liability. For derivatives designated as fair value hedges or for derivatives not designated as hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in the ineffective portions of cash flow hedges are recognized in earnings.

TRANSFERS OF FINANCIAL ASSETS

     In some instances the Company may sell all or a portion of its investments to a third party. To the extent the fair value received for an investment exceeds the amortized cost of that investment and Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," criteria is met, under which control of the asset that is sold is surrendered making it a "true sale," a gain on the sale will be recorded through earnings as other income. To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income.


NOTE 2 -- CONSOLIDATED STATEMENT OF CASH FLOWS

     For the purpose of reporting cash flows, cash and cash equivalents include non-interest earning deposits and interest earning deposits. Cash paid for interest was $22.8 million and $11.6 million for the nine months ended September 30, 2006 and 2005, respectively.

     Dividends declared during the third quarter of 2006 and 2005, but not paid until October 2006 and 2005, were $20.3 million and $15.6 million, respectively.

NOTE 3 -- RESTRICTED CASH AND BORROWERS' ESCROWS

     Restricted cash and borrowers' escrows represent borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans.

NOTE 4 -- REAL ESTATE LOANS

     The Company's portfolio of real estate loans consisted of the following at September 30, 2006 and December 31, 2005:

                                                         SEPTEMBER 30,
                                                             2006        DECEMBER 31,
                                                          (UNAUDITED)        2005
                                                        --------------   ------------
First mortgages......................................   $  728,759,733   $424,098,275
Mezzanine loans......................................      311,682,257    291,158,720
                                                        --------------   ------------
Subtotal.............................................    1,040,441,990    715,256,995
Unearned fees........................................       (3,557,097)      (602,767)
Less: Allowance for loan losses......................         (226,157)      (226,157)
                                                        --------------   ------------
   Real estate loans, net............................   $1,036,658,736   $714,428,071
                                                        ==============   ============

     The following is a summary description of the assets contained in the Company's portfolio of real estate loans as of September 30, 2006:

                              AVERAGE
                   NUMBER     LOAN TO    RANGE OF LOAN
TYPE OF LOAN      OF LOANS   VALUE (1)     YIELDS (2)      RANGE OF MATURITIES
------------      --------   ---------   -------------   -----------------------
First mortgages       47        77%       7.5% - 19.0%      11/23/06 - 8/15/11
Mezzanine loans      101        85%       9.2% - 17.0%      11/18/06 - 5/1/21

----------
(1) Calculated as the sum of the outstanding balance of the Company's loan and senior loan (if any) divided by the current appraised value of the underlying collateral.

(2)  The Company's calculation of loan yield includes points charged.

     The properties underlying the Company's portfolio of real estate loans consisted of the following types as of September 30, 2006 and December 31, 2005:

                            SEPTEMBER 30, 2006             DECEMBER 31, 2005
                      -----------------------------   --------------------------
                          PRINCIPAL                      PRINCIPAL
                           AMOUNT        PERCENTAGE       AMOUNT       PERCENTAGE
                      ----------------   ----------   --------------   ----------
Multi-family ......   $  576.8 million       55%      $351.0 million       49%
Office ............      153.4 million       15%       146.2 million       20%
Retail and other ..      310.2 million       30%       218.0 million       31%
                      ----------------      ---       --------------      ---
Total .............   $1,040.4 million      100%      $715.2 million      100%
                      ================      ===       ==============      ===

     As of September 30, 2006, the maturities of the Company's real estate loans in the remainder of 2006, in each year through 2010, and the aggregate maturities thereafter are as follows:

2006..........   $  134,723,731
2007..........      302,055,187
2008..........      180,429,735
2009..........      128,690,887
2010..........       11,543,442
Thereafter....      282,999,008
                 --------------
Total.........   $1,040,441,990
                 ==============

     Senior indebtedness relating to loans arises when the Company sells a participation or other interest in one of its first mortgages or mezzanine loans to another lender. These participations and interests rank senior to the Company's right to repayment under the relevant mortgage or loan in various ways. As of September 30, 2006 and December 31, 2005, senior indebtedness relating to loans consisted of the following:

                                                           SEPTEMBER 30,
                                                                2006       DECEMBER 31,
                                                            (UNAUDITED)        2005
                                                           -------------   -----------
Senior loan participation, secured by Company's
   interest in a first mortgage loan with a book value
   of $12,786,014 and $12,782,840 at September 30, 2006
   and December 31, 2005, respectively, payable interest
   only at LIBOR plus 250 basis points (7.82188% at
   September 30, 2006) due monthly, principal balance
   due October 31, 2006. This participation was paid in
   full.................................................    $  5,000,000    $ 5,000,000
Term loan payable, secured by Company's interest in a
   first mortgage loan with a principal balance of
   $9,750,000 and $9,000,000 at September 30, 2006 and
   December 31, 2005, respectively, payable interest
   only at 6.75% due monthly, principal balance due
   September 29, 2009...................................       8,000,000      8,000,000
Senior loan participation, secured by Company's
   interest in a first mortgage loan with a principal
   balance of $15,500,000 at September 30, 2006 and
   December 31, 2005, payable interest only at 5.0% due
   monthly, principal balance due October 15, 2007......      11,000,000     11,000,000
Senior loan participation, secured by Company's
   interest in a mezzanine loan with a book value of
   $12,168,169 and $19,468,759 at September 30, 2006 and
   December 31, 2005, respectively, payable interest
   only at the bank's prime rate (8.25% at September 30,
   2006) due quarterly, principal balance due April 30,
   2007.................................................              --      2,500,000
Senior loan participation, secured by Company's
   interest in a first mortgage loan with a principal
   balance of $52,946,971 and $45,252,334 at September
   30, 2006 and December 31, 2005, respectively, payable
   interest only at 6.0% due monthly, principal balance
   due February 25, 2007................................      35,000,000     35,000,000
Senior loan participation, secured by Company's
   interest in a first mortgage loan with a principal
   balance of $8,000,000 at September 30, 2006 and
   December 31, 2005, payable interest only at LIBOR
   plus 225 basis points (7.57188% at September 30,
   2006) due monthly, principal balance due September 1,
   2007.................................................       5,000,000      5,000,000
Term loan payable, secured by Company's interest in a
   first mortgage loan with a principal balance of
   $31,200,000 and $0 at September 30, 2006 and December
   31, 2005, respectively, payable interest only at
   LIBOR plus 165 basis points (6.97188% at September
   30, 2006) due monthly, principal balance due November
   29, 2006.............................................      27,000,000             --
84.98534429% pari passu participation, secured by
   Company's interest in a first mortgage with a book
   value of $13,843,563 and $13,516,426 at September 30,
   2006 and December 31, 2005, respectively, due
   monthly, principal balance due September 30, 2008....      11,765,000             --
47.8468895% pari passu participation, secured by
   Company's interest in a first mortgage with a book
   value of $20,900,000 at both September 30, 2006 and
   December 31, 2005, due monthly, principal balance due
   December 28, 2008....................................      10,000,000             --
21.87603306 pari passu participation, secured by
   Company's interest in a first mortgage with a book
   value of $60,500,000 and $0 at September 30, 2006 and
   December 31, 2005, respectively, due monthly,
   principal balance due August 30, 2008................      13,235,000             --
                                                            ------------    -----------
Total...................................................    $126,000,000    $66,500,000
                                                            ============    ===========

     As of September 30, 2006, the senior indebtedness relating to loans maturing in the remainder of 2006, over the next four years, and the aggregate indebtedness maturing thereafter, is, as follows:

2006..........   $ 32,000,000
2007..........     51,000,000
2008..........     35,000,000
2009..........      8,000,000
2010..........             --
Thereafter....             --
                 ------------
   Total......   $126,000,000
                 ============

     As of September 30, 2006 and December 31, 2005, $218.3 million and $138.8 million, respectively, in principal amount of loans were pledged as collateral for amounts outstanding on the Company's secured lines of credit and senior indebtedness relating to loans.

NOTE 5 -- CONSOLIDATED REAL ESTATE INTERESTS

     As of September 30, 2006 and December 31, 2005, the Company owned the following controlling interests in entities that own real estate. These interests are accounted for on a consolidated basis:

     - 100% limited and general partnership interest in a limited partnership that owns an office building in Rohrerstown, Pennsylvania with 12,630 square feet on 2.93 acres used as a diagnostic imaging center. The Company acquired this interest for $1.7 million. After acquisition, the Company obtained non-recourse financing of $1.1 million ($942,477 and $959,442 at September 30, 2006 and December 31, 2005, respectively), which bears interest at an annual rate of 7.33% and is due on August 1, 2008. The book value of this property at both September 30, 2006 and December 31, 2005 was $1.2 million.

     - 84.6% membership interest in a limited liability company that owns a 44,517 square foot office building in Rockville, Maryland. In October 2002, the Company acquired 100% of the limited liability company for $10.7 million and simultaneously obtained non-recourse financing of $7.6 million ($7.0 million and $7.2 million at September 30, 2006 and December 31, 2005, respectively). The loan bears interest at an annual rate of 5.73% and is due November 1, 2012. In December 2002, the Company sold a 15.4% interest in the limited liability company to a partnership whose general partner is a son of the Company's chairman and chief executive officer. The buyer paid $513,000, which approximated the book value of the interest being purchased. No gain or loss was recognized on the sale. The book value of this property at September 30, 2006 and December 31, 2005 was $9.9 million and $10.1 million, respectively.

     - Also included in the Company's consolidated real estate interests is a first mortgage with a carrying amount of $40.8 million secured by a 594,000 square foot office building in Milwaukee, Wisconsin. In June 2003, the Company purchased the loan, which had a face value in excess of $40.0 million, for $26.8 million. Upon entering into a forbearance agreement with the owner of the property in August 2004, the Company determined that the borrowing entity was a variable interest entity (as defined in FIN 46) of which the Company was the primary beneficiary. See Note 1, "Basis of Presentation -- Variable Interest Entities." The book value of this consolidated interest (including construction in progress) at September 30, 2006 and December 31, 2005 was $45.9 million and $42.6 million, respectively. In April 2006, the Company obtained non-recourse financing secured by this real estate interest in the amount of $30.0 million ($30.0 million at September 30, 2006). The loan bears interest at LIBOR plus 175 points (7.07188% at September 30, 2006) and is due April 17, 2008.

     - Two parcels of land located in Willow Grove, Pennsylvania with an aggregate book value of $613,500 at both September 30, 2006 and December 31, 2005.

     The Company's consolidated real estate interests consisted of the following property types at September 30, 2006 and December 31, 2005. Escrows and reserves represent amounts held for payment of real estate taxes, insurance premiums, repair and replacement costs, tenant improvements, and leasing commissions.

                                         SEPTEMBER 30,
                                              2006             DECEMBER 31,
                                          (UNAUDITED)              2005
                                           BOOK VALUE     %     BOOK VALUE     %
                                         -------------   ---   ------------   ----
Office ...............................     60,465,655     99%    56,338,627    99%
Retail and other .....................        613,519      1%       613,519     1%
                                          -----------    ---    -----------   ---
   Subtotal ..........................     61,079,174    100%    56,952,146   100%
Plus: Escrows and reserves ...........         78,914               652,826
Less: Accumulated depreciation .......     (3,536,874)           (2,550,414)
                                          -----------           -----------
Consolidated real estate interests ...    $57,621,214           $55,054,558
                                          ===========           ===========

     As of September 30, 2006 and December 31, 2005, non-recourse, long-term debt secured by the Company's consolidated real estate interests consisted of the following:

                                                 SEPTEMBER 30,
                                                      2006       DECEMBER 31,
                                                  (UNAUDITED)        2005
                                                 -------------   ------------
Loan payable, secured by real estate, monthly
   installments of $8,008, including interest
   at 7.33%, remaining principal due
   August 1, 2008 ............................    $   942,477     $  959,442
Loan payable, secured by real estate, monthly
   installments of $47,720, including interest
   at 5.73%, remaining principal due
   November 1, 2012 ..........................      7,039,476      7,159,069
Loan payable, secured by real estate, payable
   interest only at LIBOR plus 175 points
   (7.07188% at September 30, 2006) due
   monthly, principal due April 17, 2008 .....     30,000,000             --
                                                  -----------     ----------
Total ........................................    $37,981,953     $8,118,511
                                                  ===========     ==========

     As of September 30, 2006, the amount of long-term debt secured by the Company's consolidated real estate interests that mature over the remainder of 2006, the next four years, and the aggregate indebtedness maturing thereafter, is as follows:

2006..........   $    48,000
2007..........       198,066
2008..........    31,088,058
2009..........       191,497

2010..........       202,924
Thereafter....     6,253,408
                 -----------
   Total......   $37,981,953
                 ===========

     Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Unamortized fees as of September 30, 2006 and December 31, 2005 were $5,775 and $6,364, respectively. Rental revenue is reported on a straight-line basis over the terms of the respective leases. Depreciation expense relating to the Company's real estate investments for the three months ended September 30, 2006 and 2005 was $329,290 and $324,375, respectively. Depreciation expense relating to the Company's real estate investments for the nine months ended September 30, 2006 and 2005 was $986,457 and $967,323, respectively. The Company leases space in the buildings it owns to several tenants. Approximate future minimum lease payments under noncancellable lease arrangements as of September 30, 2006 are as follows:

2006..........   $ 1,002,773
2007..........     3,482,756
2008..........     3,310,969
2009..........     3,244,002
2010..........     3,014,883
Thereafter....     6,073,632
                 -----------
   Total......   $20,129,015
                 ===========

NOTE 6 -- CONSOLIDATED REAL ESTATE INTERESTS HELD FOR SALE -- DISCONTINUED OPERATIONS

     As of October 3, 2005, the Company classified as "held for sale" one of its consolidated real estate interests, consisting of an 89% general partnership interest in a limited partnership that owns a building in Philadelphia, Pennsylvania with 456,000 square feet of office/retail space. As of March 31, 2006, the Company classified as "held for sale" a consolidated real estate interest consisting of a 110,421 square foot shopping center in Norcross, Georgia. As of May 11, 2006, the Company classified as "held for sale" a consolidated real estate interest consisting of a 216-unit apartment complex and clubhouse in Watervliet, New York. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of these real estate interests have been separately classified on the Company's balance sheet as of September 30, 2006 and December 31, 2005, and the results of operations attributable to these interests have been reclassified, for all periods presented, to "discontinued operations". Additionally, depreciation expense was no longer recorded for these assets once they were classified as "held for sale".

     In September 2001, the Company provided mezzanine financing to the owner of a 78,746 square foot retail shopping center in Chester, South Carolina. In 2002, the Company purchased the existing first mortgage on the property. Both loans, totaling $3.1 million, matured in 2003, but were not repaid at that time. The underlying loan documents provided the Company with control of the rents at the property, and the property owner (the borrower under the loan), was responsible for paying the operating expenses of the property, thus providing for cash flow from the property in amounts sufficient to keep the interest payments on both loans current through early 2006, when the Company initiated foreclosure proceedings. A court order granted the Company physical control of the property effective July 1, 2006, at which time the Company hired a local property manager to handle the day-to-day operations of the property. Also at that time, the Company determined that entity that owned the property (the borrower under the Company's loans), was a variable interest entity of which the Company was the primary beneficiary, due to the likelihood that from that point forward the company would be absorbing the majority of the property's expected losses, as defined in FIN 46(R). Accordingly, as of July 1, 2006 the accounts of the variable interest entity that owned the property were included in the Company's consolidated financial statements. As of August 2, 2006, the Company classified as "held for sale" this consolidated real estate interest. The property was sold in November 2006 for approximately $3.4 million. There was no gain or loss recognized on the sale of this property.

     The following is a summary of the aggregate results of operations for the buildings classified as "held for sale" for the three and nine months ended September 30, 2006 and 2005, which have been reclassified to discontinued operations in the Company's consolidated statement of income:

                                           FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                           --------------------   ----------   -----------
                                             2006       2005         2006          2005
                                           -------   ----------   ----------   -----------
Rental income...........................   $77,480   $4,972,048   $6,511,395   $13,025,636
Less:
   Operating expenses...................    26,864    2,029,720    3,445,191     6,148,873
   Interest expense.....................        --      970,478    1,524,597     2,900,272
   Depreciation and amortization........    12,609      816,103      215,943     2,209,110
                                           -------   ----------   ----------   -----------
Income from discontinued operations.....   $38,007   $1,155,747   $1,325,664   $ 1,767,381
                                           =======   ==========   ==========   ===========

     The Company sold the Philadelphia, Pennsylvania office building in May 2006 for approximately $74.0 million. The Norcross, Georgia shopping center and the Watervliet, New York apartment complex were both sold in June 2006 for $13.0 million and $11.0 million, respectively. The Company recognized a net gain of $2.8 million on the sale of these interests.

NOTE 7 -- UNCONSOLIDATED REAL ESTATE INTERESTS

     Unconsolidated real estate interests include the Company's non-controlling interests in limited partnerships accounted for under the equity method of accounting, unless such interests meet the requirements of EITF:D-46 "Accounting for Limited Partnership Investments" to be accounted for under the cost method of accounting. The Company has two interests in two partnerships accounted for under the equity method. In accordance with EITF 03-16, "Accounting for Investments in Limited Liability Companies," the Company accounts for its non-controlling interests in limited liability companies under the cost method. The Company has six interests in unconsolidated real estate accounted for under the cost method.

     At September 30, 2006, the Company's unconsolidated real estate interests accounted for under the equity method consisted of the following:

     - (a) 20% beneficial interest in a trust that owns a 58-unit apartment building in Philadelphia, Pennsylvania and (b) a 20% partnership interest in a general partnership that owns an office building with 31,507 square feet in Alexandria, Virginia. In September 2002, the Company received these interests, together with a cash payment of $2.5 million, in repayment of two loans with a combined net book value of $2.3 million. The Company recorded these interests at their current fair value based upon discounted cash flows and recognized income from loan satisfaction in the amount of $3.2 million. As of September 30, 2006 and December 31, 2005, the Pennsylvania property is subject to non-recourse financing of $2.9 million bearing interest at 6.04% and maturing on February 1, 2013. The Virginia property is subject to non-recourse financing of $3.4 million at both September 30, 2006 and December 31, 2005, bearing interest at 6.75% and maturing on March 1, 2013.

     At September 30, 2006, the Company's unconsolidated real estate interests accounted for under the cost method consisted of the following:

     - Class B limited partnership interest in a limited partnership that owns a 363-unit multifamily apartment complex in Pasadena (Houston), Texas. The Company acquired its interest in September 2003 for $1.9 million. In July 2004, the Company contributed an additional $600,000 to the limited partnership. The property was subject to non-recourse financing of $8.0 million at December 31, 2005, which bore interest at the 30-day LIBOR plus 300 basis points but limited by an overall interest rate cap of 6.0% with a LIBOR floor of 2.0%. This loan was refinanced in April 2006. The new non-recourse financing is in the amount of $9.8 million, bears interest at 7.41% and matures May 1, 2007.

     - 3% membership interest in a limited liability company that has a 99.9% limited partnership interest in a limited partnership that owns a 504-unit multifamily apartment complex in Sugarland (Houston), Texas. The Company acquired its interest in April 2004 for $5.6 million. The property is subject to non-recourse financing of $14.1 million and $14.3 million at September 30, 2006 and December 31, 2005, respectively, which bears interest at an annual rate of 4.84%, and is due on November 1, 2009.

     - 0.1% Class B membership interest in an limited liability company that has an 100% interest in a limited liability company that has an 89.94% beneficial interest in a trust that owns a 737,308 square foot 35-story urban office building in Chicago, Illinois. The Company acquired its interest in December 2004 for $19.5 million. The property is subject to non-recourse financing of $91.0 million at both September 30, 2006 and December 31, 2005, which bears interest at an annual rate of 5.3% and is due January 1, 2015.

     - Class B membership interests in each of two limited liability companies which together own a 231-unit multifamily apartment complex in Wauwatosa, Wisconsin. The Company acquired its interest in December 2004 for $2.9 million. The property is subject to non-recourse financing of $18.0 million at both September 30, 2006 and December 31, 2005, which bears interest at 5.3% and is due January 1, 2014.

     - Class B membership interests in each of two limited liability companies, one which owns a 430-unit multifamily apartment complex in Orlando, Florida and the other which owns a 264-unit multifamily apartment complex in Bradenton, Florida. The Company acquired its membership interests in May 2005 for an aggregate amount of $9.5 million. As of both September 30, 2006 and December 31, 2005, the Orlando property is subject to non-recourse financing of $23.5 million bearing interest at 5.31% and maturing on June 1, 2010. At both September 30, 2006 and December 31, 2005 the Bradenton property is subject to non-recourse financing of $14.0 million bearing interest at 5.31% and maturing on June 1, 2010.

     - A 20% residual interest in the net sales proceeds resulting from any future sale of a 27-unit apartment building located in Philadelphia, Pennsylvania. The property had been part of the collateral underlying one of the Company's mezzanine loans until the loan was repaid in full in December 2005. The book value of the Company's interest at both September 30, 2006 and December 31, 2005, $883,600, is computed using an assumed sale price that is based upon a third-party appraisal.

     - Class B membership interests in each of two limited liability companies, one which owns a 115,747 square foot shopping center in Austin, Texas and the other which owns a 77,352 square foot shopping center in Austin, Texas. The Company acquired its membership interests in June 2006 for an aggregate amount of $1.4 million. As of September 30, 2006 the first property is subject to non-recourse financing of $11.0 million bearing interest at 6.23% and maturing on July 5, 2016. At September 30, 2006 the second property is subject to non-recourse financing of $9.6 million bearing interest at 6.2% and maturing on July 5, 2016.

     The Company's unconsolidated real estate interests consisted of the following property types at September 30, 2006:

                                             SEPTEMBER 30,
                                                  2006
                                              (UNAUDITED)      DECEMBER 31, 2005
                                           -----------------   -----------------
                                            BOOK VALUE    %     BOOK VALUE    %
                                           -----------   ---   -----------   ---
Multi-family............................   $19,415,293    47%  $19,530,016    48%
Office..................................    20,994,359    50%   21,095,697    52%
Retail..................................     1,375,000     3%           --     --
                                           -----------   ---   -----------   ----
Unconsolidated real estate interests....   $41,784,652   100%  $40,625,713   100%
                                           ===========   ===   ===========   ===

NOTE 8 -- REPURCHASE AGREEMENT AND LINES OF CREDIT

At September 30, 2006 the Company had:

          - a repurchase facility with $160.0 of maximum possible borrowings ($64.6 million outstanding);

          - an unsecured line of credit with $335.0 million of maximum possible borrowings ($335.0 million outstanding); and

          - two secured lines of credit, one of which has $30.0 million of maximum possible borrowings and one which has $50.0 million of maximum possible borrowings ($20.0 million outstanding).

     The following is a description of the Company's repurchase facility and unsecured and secured lines of credit at September 30, 2006:

REPURCHASE AGREEMENT

     On September 20, 2006 the Company obtained a $160.0 million repurchase facility, which matures on November 26, 2006. The facility bears interest at a spread of 1.00% over 30-day LIBOR and provides for an advance rate of 75% for assets bearing interest at a fixed rate and 80% for assets bearing interest at a floating rate. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. The Company had no accrued interest and borrowings of $64.6 million at 6.33% under this facility at September 30, 2006.

UNSECURED LINE OF CREDIT

     The Company is party to a revolving credit agreement that, as of September 30, 2006, provides for a senior unsecured line of credit, or unsecured line, in an amount up to $335.0 million, with the right to request an increase in the facility of up to a maximum of $350.0 million. Borrowing availability under the unsecured line is based on specified percentages of the value of eligible assets. The unsecured line will terminate on October 24, 2008, unless the Company extends the term an additional year upon the satisfaction of specified conditions.

     Amounts borrowed under the unsecured line bear interest at a rate equal to, at the Company's option:

     - LIBOR (30-day, 60-day, 90-day or 180-day interest periods, at the Company's option) plus an applicable margin of between 1.35% and 1.85% or

     - an alternative base rate equal to the greater of: (i) the prime rate of the bank serving as administrative agent, or (ii) the federal funds rate plus 50 basis points, plus an applicable margin of between 0% and 0.35%.

     The applicable margin is based on the ratio of the Company's total liabilities to total assets which is calculated on a quarterly basis. The Company is obligated to pay interest only on the amounts borrowed under the unsecured line until the maturity date of the unsecured line, at which time all principal and any interest remaining unpaid is due. The Company pays a commitment fee quarterly on the difference between the aggregate amount of the commitments in effect from time to time under the unsecured line and the outstanding balance under the unsecured line. The commitment fee is equal to fifteen basis points (twenty five basis points if this difference is greater than 50% of the amount of the unsecured line of credit) per annum of this difference.

     The Company's ability to borrow under the unsecured line is subject to its ongoing compliance with a number of financial and other covenants, including a covenant that the Company not pay dividends in excess of 100% of its adjusted earnings, to be calculated on a trailing twelve-month basis, provided however, dividends may be paid to the extent necessary to maintain its status as a real estate investment trust. The unsecured line also contains customary events of default, including a cross default provision. If an event of default occurs, all of the Company's obligations under the unsecured line may be declared immediately due and payable. For events of default relating to insolvency and receivership, all outstanding obligations automatically become due and payable.

     At September 30, 2006, the Company had $335.0 million outstanding under the unsecured line, of which $210.0 million bore interest at 6.98% and $125.0 million bore interest at 7.14%. On November 8, 2006, after closing the CDO, the Company had $20.0 million outstanding under the unsecured line of credit with an additional $5.0 million of availability based upon eligible assets. In connection with the CDO discussed on Note 17 below, the Company obtained a temporary waiver of a financial covenant under its unsecured line of credit requiring that its ratio of secured debt to total assets be less than 0.4 to
1.0. This waiver ends on the earlier of December 31, 2006 and the consummation of the Company's proposed merger with Taberna Realty Finance Trust.

SECURED LINES OF CREDIT

     At September 30, 2006, the Company had no amounts outstanding under its $30.0 million line of credit. This line of credit bears interest at either: (a) the 30-day LIBOR, plus 2.25%, or (b) the prime rate as published in the "Money Rates" section of The Wall Street Journal, at the Company's election. Absent any renewal, the line of credit will terminate in October 2007 and any principal then outstanding must be paid by October 2008. The lender has the right to declare any advance due and payable in full two years after the date of the advance.

     At September 30, 2006, the Company had $20.0 million outstanding under its $50.0 million line of credit. In February 2006, this credit line was increased from $25.0 million to $50.0 million. This line of credit bears interest at the 30-day LIBOR plus 2.0%. The current interest rate is 7.32%. Absent any renewal, the line of credit will terminate in February 2007 and any principal then outstanding must be paid by February 2008.

     In October 2006, the Company obtained a third secured line of credit which has $30.0 million of maximum possible borrowings.

NOTE 9 -- DERIVATIVE FINANCIAL INSTRUMENTS

          The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to credit loss. However, because of the high credit ratings of the counterparties, the Company does not anticipate that any of the counterparties will fail to meet their obligations.

CASH FLOW HEDGES

          The Company has entered into various interest rate swap contracts to hedge interest rate exposure on its unsecured line of credit. The Company designates interest rate hedge agreements at inception and determines whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. During the three-months ended September 30, 2006, the Company designated its interest rate swaps associated with its unsecured line of credit as hedges pursuant to SFAS No. 133. At designation, these interest rate swaps had a fair value not equal to zero. However, the Company concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At September 30, 2006, the Company updated its regression analysis and concluded that these hedging arrangements were still highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

          The interest rate hedge agreements are summarized as of September 30, 2006 and for the nine months ended September 30, 2006 as follows:

                                                                                             AMOUNTS          AMOUNTS
                                                                                          RECLASSIFIED     RECLASSIFIED
                                                                                           TO EARNINGS      TO EARNINGS
                                                                                               FOR              FOR
                                                                        FAIR VALUE          EFFECTIVE       INEFFECTIVE
   HEDGE            HEDGED        AGGREGATE                                AS OF            HEDGES -         HEDGES -
  PRODUCT            ITEM          NOTIONAL    STRIKE    MATURITY   SEPTEMBER 30, 2006    GAINS(LOSSES)    GAINS(LOSSES)
-------------   ---------------- -----------   ------   ---------   ------------------   --------------   --------------
Interest rate   Unsecured line
swaps           of credit        $21,200,000   5.398%   8/8/2011       $  (406,950)            $--              $--
Interest rate   Unsecured line
swaps           of credit         21,890,000   5.351%   8/11/2011         (378,296)             --               --
Interest rate   Unsecured line
swaps           of credit         31,200,000   5.379%   8/11/2011         (419,606)             --               --
                                 -----------                           -----------             ---              ---
Total Portfolio                  $74,290,000                           $(1,204,852)            $--              $--

NOTE 10 -- EARNINGS PER SHARE

     The Company's calculation of earnings per share for the three and nine months ended September 30, 2006 and 2005 in accordance with SFAS No. 128 is as follows:

                                                                            FOR THE                    FOR THE
                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                                  -------------------------   -------------------------
                                                                      2006          2005          2006          2005
                                                                  -----------   -----------   -----------   -----------
Numerator:
Net income from continuing operations                             $20,895,543   $18,189,691   $58,217,863   $55,676,638
Net income from discontinued operations                                38,007     1,155,747     1,325,664     1,767,381
Gain from discontinued operations                                          --            --     2,788,663            --
                                                                  -----------   -----------   -----------   -----------
Net income                                                        $20,933,550   $19,345,438   $62,332,190   $57,444,019
Dividends attributable to preferred shares                         (2,518,955)   (2,518,955)   (7,556,865)   (7,556,865)
                                                                  -----------   -----------   -----------   -----------
Net income available to common shareholders                       $18,414,595   $16,826,483   $54,775,325   $49,887,154
                                                                  ===========   ===========   ===========   ===========
Denominator:
Weighted average common shares outstanding -- basic                28,120,830    25,851,998    27,977,558    25,676,545
Add: effect of options                                                 67,734       198,125        61,185       181,853

Add: effect of phantom units                                           68,149        11,096        63,658         5,873
                                                                  -----------   -----------   -----------   -----------
Weighted average common shares outstanding -- diluted              28,256,714    26,061,219    28,102,400    25,864,271
Basic earnings per share:
Net income                                                        $      0.65   $      0.61   $      1.81   $      1.87
Net income from discontinued operations                                    --          0.04          0.05          0.07
Gain from discontinued operations                                          --            --          0.10            --
                                                                  -----------   -----------   -----------   -----------
Net income available to common shareholders                       $      0.65   $      0.65   $      1.96   $      1.94
Diluted earnings per share:
Net income                                                        $      0.65   $      0.61   $      1.80   $      1.86
Net income from discontinued operations                                    --          0.04          0.05          0.07
Gain from discontinued operations                                          --            --          0.10            --
                                                                  -----------   -----------   -----------   -----------
Net income available to common shareholders                       $      0.65   $      0.65   $      1.95   $      1.93

NOTE 11 -- STOCK BASED COMPENSATION

     The Company maintains the RAIT Investment Trust 2005 Equity Compensation Plan (the "Equity Compensation Plan"). The maximum aggregate number of Common Shares that may be issued pursuant to the Equity Compensation Plan is 2,500,000.

     The Company has granted to its officers, trustees and employees phantom shares pursuant to the RAIT Investment Trust Phantom Share Plan and phantom units pursuant to the Equity Compensation Plan. Both phantom shares and phantom units are redeemable for Common Shares issued under the Equity Compensation Plan. Redemption occurs after a period of time after vesting set by the Compensation Committee. All outstanding phantom shares issued to non-management trustees vested immediately, have dividend equivalent rights and will be redeemed upon separation from service from the Company. Phantom units granted to non-management trustees vest immediately, have dividend equivalent rights and will be redeemed upon the earliest to occur of (i) the first anniversary of the date of grant, or (ii) a trustee's termination of service with the Company. Phantom units granted to officers and employees vest in varying percentages between two to four years, have dividend equivalent rights and will be redeemed between one to two years after vesting as set by the Compensation Committee. The Company has been accounting for grants of phantom shares and phantom units in accordance with SFAS No. 123, which requires the recognition of compensation expenses on the date of grant.

     The Company did not grant any phantom shares during the three and nine months ended September 30, 2006. The Company granted 0 and 1,392 phantom shares during the three and nine months ended September 30, 2005, respectively. There were 4,136 phantom shares outstanding at September 30, 2006. During the three months ended September 30, 2006 and 2005, the Company recognized $0 and $17,600, respectively, in compensation expense relating to phantom shares issued under this plan. During the nine months ended September 30, 2006 and 2005, the Company recognized $0 and $45,600, respectively, in compensation expenses relating to phantom shares issued under this plan.

     The Company granted 0 and 54,002 phantom units during the three and nine months ended September 30, 2006, respectively. There were 63,570 and 8,966 phantom units outstanding at September 30, 2006 and 2005, respectively. In July 2006, 1,748 phantom units were fully vested and Common Shares were issued. During the three and nine months ended September 30, 2006 the Company recognized $169,000 and $469,000, respectively, in compensation expenses relating to phantom units issued under this plan. During both the three and nine months ended September 30, 2005, the Company recognized $285,000 in compensation expenses relating to phantom units issued under this plan.

STOCK OPTIONS

     In February and April 2002, the Company granted to its employees, executive officers and trustees options to purchase 61,100 Common Shares at the fair market value on the date of grant. These options, which were exercised in March through May 2002, had exercise prices of $16.92 and $19.85, respectively, per Common Share. The Common Shares issued pursuant to these exercises were subject to restrictions that had lapsed as of the fourth anniversary date of the grants. At the time of exercise, the Company provided loans to each person in the amount necessary to exercise such options. Each of these loans bore interest at a rate of 6% per annum. The aggregate principal amount of these loans was $0 and $263,647 at September 30, 2006 and December 31, 2005, respectively. Interest on the outstanding principal amount was payable quarterly and 25% of the original principal amount of each loan was payable on each of the first four anniversaries. The final payments on the remaining loans outstanding were made by April 30, 2006.

     From its inception through 2004, the Company has granted to its officers, trustees and employees options to acquire Common Shares. The vesting period is determined by the Compensation Committee and the option term is generally ten years after the date of grant. At September 30, 2006 and December 31, 2005 there were 242,842 and 477,360 options outstanding, respectively.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

GUARANTEE

     The Company has guaranteed the obligation of its wholly owned subsidiary under the Repurchase Agreement described in Note 8, "Repurchase Agreement and Lines of Credit".

LITIGATION

     As part of the Company's business, the Company acquires and disposes of real estate investments and, as a result, expects that it will engage in routine litigation in the ordinary course of that business. Management does not expect that any such litigation will have a material adverse effect on the Company's consolidated financial position or results of operations.

DELEGATED UNDERWRITING PROGRAM

     In 2005 and 2006 the Company has entered into program agreements with eight mortgage lenders that provide that the mortgage lender will locate, qualify, and underwrite both a first mortgage loan and a mezzanine loan and then sell the mezzanine loan to the Company. The mezzanine loans must conform to the business, legal and documentary parameters in the program agreement and be in the range of $250,000 to $2.5 million. In most cases, the Company expects to acquire the mezzanine loan from the mortgage lender at the closing of the mezzanine loan. In general, if any variations are identified or any of the required deliveries are not received, the Company has a period of time to notify the mortgage lender of its election to either waive the variations or require the mortgage lender to repurchase the mezzanine loan. Each of the eight program agreements provides that the Company will fund up to $50.0 million per calendar quarter of loans that fit the pre-defined underwriting parameters. In the three and nine months ended September 30, 2006, the Company funded 12 and 21 mezzanine loans totaling $9.0 million and $16.4 million, respectively, through the delegated underwriting program.

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

LEASE OBLIGATIONS

     The Company sub-leases both its downtown and suburban Philadelphia office locations. The annual minimum rent due pursuant to the subleases for the remainder of 2006, each of the next four years and thereafter is estimated to be as follows as of September 30, 2006:

2006...........   $  118,233
2007...........      457,337
2008...........      457,337
2009...........      457,337
2010...........      304,891
Thereafter.....           --
                  ----------
   Total.......   $1,795,135
                  ==========

     The Company sub-leases a portion of its downtown Philadelphia office space under an operating lease with Bancorp Inc., at an annual rental based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Bancorp Inc. was approximately $101,000 and $269,000 for the three and nine months ended September 30, 2006, respectively. Rent paid to Bancorp Inc. was approximately $78,000 and $217,000 for the three and nine months ended September 30, 2005, respectively. The Company's affiliation with Bancorp Inc. is described in Note 13.

     The Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease with a third party. The annual rental is based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid for this space was approximately $11,500 and $10,000 for the three months ended September 30, 2006 and 2005, respectively. Rent paid for this space was approximately $34,300 and $33,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

     In connection with the proposed merger involving the Company described in
Note 15, Mrs. Cohen and Mr. Schaeffer waived their rights to terminate their existing employment agreements with the Company for "good reason," subject to entering into amended employment agreements with RAIT, which have not yet been finalized.

NOTE 13 -- TRANSACTIONS WITH AFFILIATES

     Brandywine Construction & Management, Inc. ("Brandywine"), is an affiliate of the spouse of Betsy Z. Cohen, the Chairman and Chief Executive Officer of the Company. Brandywine provided real estate management services to ten and eleven properties underlying the Company's real estate interests at September 30, 2006 and 2005, respectively. Management fees in the following amounts were paid to Brandywine relating to these interest; $88,000 and $308,000 for the three and nine months ended September 30, 2006, respectively, and $228,000 and $682,000 for the three and nine months ended September 30, 2005, respectively. The Company believes that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties. The Company expects to continue to use Brandywine to provide real estate management services to properties underlying the Company's investments.

     Betsy Z. Cohen has been the Chairman of the Board of The Bancorp Bank ("Bancorp"), a commercial bank, since November 2003 and a director of The Bancorp, Inc. ("Bancorp Inc"), a registered financial holding company for Bancorp, since September 2000 and the Chief Executive Officer of both Bancorp and Bancorp Inc. since September 2000. Daniel G. Cohen, Mrs. Cohen's son, (a) has been the Vice-Chairman of the Board of Bancorp since November 2003, was the Chairman of the Board of Bancorp from September 2000 to November 2003, was the Chief Executive Officer of Bancorp from July 2000 to September 2000 and has been Chairman of the Executive Committee of Bancorp since 1999 and (b) has been the Chairman of the Board of Bancorp Inc. and Chairman of the Executive Committee of Bancorp Inc. since 1999. The Company maintains most of its checking, demand deposit, and restricted cash accounts at Bancorp. As of September 30, 2006 and December 31, 2005, the Company had approximately $72.6 million and $84.2 million, respectively, on deposit, of which approximately $72.5 million and $84.1 million, respectively, is over the FDIC insurance limit. The Company pays Bancorp a monthly fee for information system technical support services. Effective June 30, 2006 this fee was increased from $5,000 to $6,500. The Company paid $19,500 and $15,000 for these services for the three month periods ended September 30, 2006 and 2005, respectively. The Company paid $49,500 and $45,000 for these services for the nine month periods ended September 30, 2006 and 2005, respectively. The Company subleases a portion of its downtown Philadelphia office space under an operating lease with Bancorp Inc. For a description of these operating leases, see Note 12, "Commitments and Contingencies -- Lease Obligations".

     Daniel G. Cohen is the beneficial owner of the corporate parent of Cohen and Company, a registered broker-dealer of which Mr. Cohen is President and Chief Executive Officer. As of September 6, 2006, The Company engaged Cohen and Company in connection with a contemplated collateralized debt obligation transaction by the Company that contemplates the payment of customary fees to Cohen and Company in connection therewith.

     Daniel G. Cohen is the Chairman of the Board and Chief Executive Officer of Taberna Realty Finance Trust ("Taberna"). See Note 15, "Proposed Merger with Taberna."

     On September 29, 2006, the Company sold three real estate loans participating in the aggregate amount of $35.0 million to Taberna.
In accordance with SFAS 140, these sales were accounted for as financings.
NOTE 14 -- DIVIDENDS

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

                                                 DIVIDEND      AGGREGATE
DECLARATION DATE   RECORD DATE   PAYMENT DATE   PER SHARE   DIVIDEND AMOUNT
----------------   -----------   ------------   ---------   ---------------
    09/15/06         09/27/06      10/06/06       $0.72       $20,271,676
    06/19/06         07/06/06      07/17/06       $0.62       $17,428,889
    03/24/06         04/05/06      04/14/06       $0.61       $17,019,949

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

                                                   AGGREGATE
DECLARATION DATE   RECORD DATE   PAYMENT DATE   DIVIDEND AMOUNT
----------------   -----------   ------------   ---------------
    10/24/06         12/01/06      12/29/06        $1,336,875
    07/25/06         09/01/06      10/02/06        $1,336,875
    05/08/06         06/01/06      06/30/06        $1,336,875
    01/24/06         03/01/06      03/31/06        $1,336,875

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

                                                   AGGREGATE
DECLARATION DATE   RECORD DATE   PAYMENT DATE   DIVIDEND AMOUNT
----------------   -----------   ------------   ---------------
    10/24/06         12/01/06      12/29/06        $1,182,080
    07/25/06         09/01/06      10/02/06        $1,182,080
    05/08/06         06/01/06      06/30/06        $1,182,080
    01/24/06         03/01/06      03/31/06        $1,182,080

NOTE 15 -- PROPOSED MERGER WITH TABERNA

     On June 8, 2006, the Company and Taberna entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which a newly formed subsidiary of the Company will, subject to the terms and conditions of the Merger Agreement, merge with and into Taberna (the "Merger"), as a result of which the Company will own all of the common shares of beneficial interest of Taberna ("Taberna Common Shares").

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

     Consummation of the Merger is subject to various conditions, including, among others, (i) requisite approvals of the shareholders of the Company and Taberna, (ii) the absence of any law or order prohibiting the consummation of the Merger, and (iii) listing of the Common Shares to be issued in the Merger on the New York Stock Exchange. In addition, each party's obligation to consummate the Merger is subject to certain other conditions, including, among others, (i) subject to the standards set forth in the Merger Agreement, the accuracy of the representations and warranties of the other party, (ii) compliance of the other party with its covenants in all material respects, (iii) the delivery of opinions from counsel to the Company and counsel to Taberna relating to the U.S. federal income tax code treatment of the Merger and the real estate investment trust status of both parties and (iv) there shall not have occurred any event, change, effect or circumstance that has had or is reasonably likely to have a material adverse effect on the other party.

     The Merger Agreement contains certain termination rights for both the Company and Taberna. In certain circumstances, the party that terminates the Merger Agreement is required to pay the other party a termination fee of $18.0 million. The RAIT shareholder's meeting is set for December 11, 2006.

     No assurance can be given that all closing conditions will be satisfied or waived, or that the Merger will in fact be consummated.

NOTE 16 -- NEW ACCOUNTING PRONOUCEMENT

     In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 , (FAS156). This Statement amends FASB Statement 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" with respect to the accounting for separately recognized servicing assets and servicing liabilities. Among other requirements, FAS156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. FAS156 is effective as of the beginning of the Company's fiscal year beginning after September 15, 2006. The adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation;
(2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, thereby narrowing such exception; (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. The Company is required to adopt SFAS No. 155 in the first quarter of 2007. The Company does not expect that the adoption of SFAS No. 155 will have a material effect on its consolidated financial statements.

     In September 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN 48 in the first quarter of 2007 and is currently assessing the impact that it will have on its consolidated financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year's financial statements of correcting all misstatements, including the carryover and reversing effects of prior years' misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The impact of adopting SAB No. 108 is currently being evaluated.

NOTE 17 -- SUBSEQUENT EVENTS

     On November 7, 2006, the Company issued approximately $1.0 billion of collateralized debt obligations, or CDOs, through two newly-formed indirect subsidiaries, RAIT CRE CDO I, Ltd., or the Issuer, and RAIT CRE CDO I, LLC, or the Co-Issuer. The CDO consists of $818.0 million of investment grade notes, and $35.0 million of non-investment grade notes, which were co-issued by the Issuer and the Co-Issuer, and $165.0 million of preferred shares, which were issued by the Issuer. The Company retained all non-investment grade securities, the preferred shares and the common shares in the Issuer. The Issuer holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments, which serve as collateral for the CDO. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of one-month LIBOR plus .0657%, including transaction costs. The CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. Proceeds from the sale of the investment grade notes issued were used to repay substantially all outstanding debt under our repurchase agreement, our secured and unsecured lines of credit and the remaining amounts will be used to fund additional investments.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders RAIT Investment Trust

     We have reviewed the accompanying consolidated balance sheet of RAIT Investment Trust and Subsidiaries as of September 30, 2006 and the related consolidated statements of income, comprehensive income and cash flows for the three-month and nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2006 (except for Note 6, as to which the date is July 13, 2006) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ GRANT THORNTON LLP
-------------------------------------
Philadelphia, Pennsylvania
November 8, 2006

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

     Our revenues increased $30.2% from $26.5 million for the three months ended September 30, 2005 to $34.5 million for the three months ended September 30, 2006, while our net income available to common shareholders increased 9.4% to $18.4 million for the three months ended September 30, 2006 from $16.8 million for the three months ended September 30, 2005. Our revenues increased 20.8% from $77.9 million for the nine months ended September 30, 2005 to $94.1 million for the nine months ended September 30, 2006, while our net income available to common shareholders increased 9.8% to $54.8 million for the nine months ended September 30, 2006 from $49.9 million for the nine months ended September 30, 2005. Our total assets grew 20.6% to $1.2 billion at September 30, 2006 from $1.0 billion at December 31, 2005. Our real estate loans, net, grew 40.2% from $714.4 million at December 31, 2005 to $1.0 billion at September 30, 2006.

     During the nine months ended September 30, 2006, we continued to grow our core business of making mezzanine and bridge loans. We originated, purchased or acquired $669.7 million, in the aggregate, of mezzanine and bridge loans in the nine months ended September 30, 2006 as compared to $351.9 million in the nine months ended September 30, 2005. We were able to fund this additional loan production by obtaining larger and less expensive sources of debt financing in the fourth quarter of 2005 and throughout 2006.

     We have been seeking to increase the return on our investments in appropriate cases by increasing our use of debt to leverage our investments while seeking to minimize the cost of this debt. While the unsecured line of credit described below under "Liquidity and Capital Resources" has enabled us to borrow increasing amounts at lower interest rates than those available under our secured lines of credit, we have found that the cost of the funds we borrow under all our lines of credit has been increasing as interest rates generally rise. To further reduce our cost of funds, on November 7, 2006, we issued approximately $1.018 billion of collateralized debt obligations through two newly-formed indirect subsidiaries, RAIT CRE CDO I, Ltd., or the Issuer, and RAIT CRE CDO I, LLC, or the Co-Issuer. The CDO consists of $818.0 million of investment grade notes, and $35.0 million of non-investment grade notes, which were co-issued by the Issuer and the Co-Issuer, and $165.0 million of preferred shares, which were issued by the Issuer. We retained all non-investment grade securities, the preferred shares and the common shares in the Issuer. The Issuer holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and unconsolidated real estate interests, investments, which serve as collateral for the CDO. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of one-month LIBOR plus 0.657%, including transaction costs. The CDO may be replenished, pursuant to certain ratings agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. Proceeds from the sale of the investment grade notes issued were used to repay substantially all outstanding debt under our repurchase agreement, our secured and unsecured lines of credit and the remaining amounts will be used to fund additional investments. See Part II, Item 5 "Other Information" below for the description of this CDO.

PROPOSED MERGER WITH TABERNA

     On June 8, 2006, we and Taberna Realty Finance Trust, or Taberna, entered into an agreement and plan of merger, pursuant to which our newly formed subsidiary will, subject to the terms and conditions of the merger agreement, merge with and into Taberna, as a result of which we will own all of the common shares of beneficial interest of Taberna. See note 15 of our consolidated financial statements. We have filed with the Securities and Exchange Commission, or SEC, a registration statement on Form S-4 (registration no. 333-136197). A definitive joint proxy statement/prospectus has been sent to our shareholders and Taberna's shareholders seeking approvals related to the proposed transaction. Our shareholders and Taberna's shareholders and other investors are urged to read the registration statement and the definitive joint proxy statement/prospectus and any other materials filed by us with the SEC, as well as any amendments or supplements to those documents. These documents contain important information, which should be read carefully before any decision is made with respect to the merger. Documents filed with the SEC are available for free at the SEC's website (http://www.sec.gov). These documents are also available for free by accessing our website (http://www.raitinvestmenttrust.com).

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

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of our liquidity and capital resources from our commencement in January 1998 through September 30, 2006 were our public offerings of common shares, 7.75% Series A cumulative redeemable preferred shares and 8.375% Series B cumulative redeemable preferred shares. After offering costs and underwriting discounts and commissions, these offerings have allowed us to obtain net offering proceeds of $594.3 million. We expect to continue to rely on offerings of our securities as a principal source of our liquidity and capital resources.

     We issued 2,760,000 Series A preferred shares in March and April 2004 for net proceeds of $66.6 million. Our Series A preferred shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series A preferred shares have no maturity date and we are not required to redeem the Series A preferred shares at any time. We may not redeem the Series A preferred shares before March 19, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after March 19, 2009, we may, at our option, redeem the Series A preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For each of the nine month periods ended September 30, 2006 and 2005, we paid dividends on our Series A preferred shares of $4.0 million, in the aggregate.

     We issued 2,258,300 Series B preferred shares in October and November 2004 for net proceeds of $54.4 million. Our Series B preferred shares accrue cumulative cash dividends at a rate of 8.375% per year of the $25.00 liquidation preference, equivalent to $2.09375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series B preferred shares have no maturity date and we are not required to redeem the Series B preferred shares at any time. We may not redeem the Series B preferred shares before October 5, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after October 5, 2009, we may, at our option, redeem the Series B preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. For each of the nine month periods ended September 30, 2006 and 2005, we paid dividends on our Series B preferred shares of $3.5 million, in the aggregate. Our Series A preferred shares and Series B preferred shares rank on a parity with respect to dividend rights, redemption rights and distributions upon liquidation.

     We also maintain liquidity through our repurchase facility, our unsecured line of credit and our secured lines of credit. At September 30, 2006, our repurchase facility provided for $160.0 million of maximum possible borrowings, our unsecured line of credit provided for $335.0 million of maximum possible borrowings (we have the right to request an increase in the unsecured line of up to an additional $15.0 million, to a maximum of $350.0 million, subject to certain pre-defined requirements) and our two secured lines of credit provided for $80.0 million, in the aggregate of maximum possible borrowings.

     In October 2006, we obtained a third secured line of credit which has $30.0 million of maximum possible borrowings.

     The following are descriptions of our repurchase facility and our unsecured and secured lines of credit at September 30, 2006:

REPURCHASE FACILITY

     On September 20, 2006 we obtained a $160.0 million repurchase facility, which matures on November 26, 2006. The facility bears interest at a spread of 1.00% over 30-day LIBOR and provides for an advance rate of 75% for assets bearing interest at a fixed rate and 80% for assets bearing interest at a floating rate. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $64.6 million at 6.33% under this facility at September 30, 2006.

UNSECURED LINE OF CREDIT

     We are party to a revolving credit agreement that, as of September 30, 2006, provides for a senior unsecured line of credit, or unsecured line, in an amount up to $335.0 million, with the right to request an increase in the unsecured line of up to a maximum of $350.0 million. Borrowing availability under the unsecured line is based on specified percentages of the value of eligible assets. The unsecured line will terminate on October 24, 2008, unless we extend the term an additional year upon the satisfaction of specified conditions.

     Amounts borrowed under the unsecured line bear interest at a rate equal to, at our option:

     - LIBOR (30-day, 60-day, 90-day or 180-day interest periods, at our option) plus an applicable margin of between 1.35% and 1.85% or

     - an alternative base rate equal to the greater of: (i) the prime rate of the bank serving as administrative agent or (ii) the Federal Funds rate plus 50 basis points, plus an applicable margin of between 0% and 0.35%.

     The applicable margin is based on the ratio of our total liabilities to total assets which is calculated on a quarterly basis. We are obligated to pay interest only on the amounts borrowed under the unsecured line until the maturity date of the unsecured line.

of credit, at which time all principal and any interest remaining unpaid is due. We pay a commitment fee quarterly on the difference between the aggregate amount of the commitments in effect from time to time under the unsecured line and the outstanding balance under the unsecured line. This commitment fee is equal to fifteen basis points (twenty five basis points if this difference is greater than 50% of the amount of the unsecured line of credit) per annum of this difference.

     Our ability to borrow under the unsecured line is subject to our ongoing compliance with a number of financial and other covenants, including a covenant that we not pay dividends in excess of 100% of our adjusted earnings, to be calculated on a trailing twelve-month basis, provided however, dividends may be paid to the extent necessary to maintain our status as a real estate investment trust. The unsecured line of credit also contains customary events of default, including a cross default provision. If an event of default occurs, all of our obligations under the unsecured line of credit may be declared immediately due and payable. For events of default relating to insolvency and receivership, all outstanding obligations automatically become due and payable.

     At September 30, 2006, we had $335.0 million outstanding under the unsecured line, of which $210.0 million bore interest at 6.98%, $125.0 million bore interest at 7.14%. At November 8, 2006, after closing the CDO described above, we had $20.0 million outstanding under the unsecured line with an additional $5.0 million of availability based upon our eligible assets.

SECURED LINES OF CREDIT

     At November 8, 2006, after closing the CDO, we had a total of $110.0 million of availability on our three secured lines of credit.

Our first $30.0 million secured line of credit bears interest at either:

     -    the 30-day London interbank offered rate, or LIBOR plus 2.25% or

     - the prime rate as published in the "Money Rates" section of The Wall Street Journal, at our election.

Absent any renewal, the line of credit will terminate in October 2007 and any principal then outstanding must be repaid by October 2008. The lender has the right to declare any advance due and payable in full two years after the date of the advance.

Our second $30.0 million secured line of credit (which we obtained in October
2006), bears interest at either:

     -    the 30-day London interbank offered rate, or LIBOR plus 2.0% or

     - the prime rate as published in the "Money Rates" section of The Wall Street Journal, at our election.

Absent any renewal, the line of credit will terminate in October 2008.

     Our $50.0 million secured line of credit, (which was increased from $25.0 million in February 2006), bears interest at the 30-day LIBOR plus 2.0%. Absent any renewal, the line of credit will terminate in February 2007 and any principal then outstanding must be paid by February 2008.

     We also maintain liquidity through the CDO described above.

     Our other sources of liquidity and capital resources include principal payments on, refinancings of, and sales of senior participations in loans in our portfolio as well as refinancings and the proceeds of sales and other dispositions of our interests in real estate. These resources aggregated $240.8 million and $331.8 million for the three and nine months ended September 30, 2006, respectively, as compared to $107.0 million and $322.3 million for the three and nine months ended September 30, 2005, respectively.

     We also receive funds from a combination of interest and fees on our loans, rents and income from our real estate interests and consulting fees. As required by the Internal Revenue Code, we use this income, to the extent of not less than 90% of our taxable income, to pay distributions to our shareholders. The dividend distribution for the quarters ended September 30, 2006 and 2005 (paid on October 6, 2006 and October 17, 2005, respectively), was $20.3 million and $15.6 million, respectively, of which $20.1 million and $15.5 million, respectively, was in cash and $167,000 and $91,000, respectively, was in additional common shares issued through our dividend reinvestment plan. We also paid $7.6 million of dividends, in the aggregate, on our Series A and Series B preferred shares for both nine month periods ended September 30, 2006 and 2005. We expect to continue to use funds from these sources to meet these needs.

     We use our capital resources principally for originating and purchasing loans and acquiring real estate interests. For the three months ended September 30, 2006, we originated or purchased 33 loans in the aggregate amount of $250.8 million, as compared to 22 loans in the aggregate amount of $116.2 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006 we originated 76 loans in the aggregate amount of $667.8 million, as compared to 41 loans in the aggregate amount of $343.9 million for the nine months ended September 30, 2005.

loans originated through November 3, 2006 and to fund our third quarter dividend payments. We anticipate that we will use the remaining $103.3 million to fund investments that we expect to make through November 15, 2006.

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

     We may also seek to develop other sources of capital, including, without limitation, long-term borrowings, offerings of our warrants and issuances of our debt securities. Our ability to meet our long-term, that is, beyond one year, liquidity and capital resources requirements is subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our financial performance, compliance with the terms of our existing credit arrangements, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities. In addition, as a REIT, we must distribute at least 90% of our annual taxable income, which limits the amount of cash from operations we can retain to fund our capital needs.

     The following schedule summarizes our currently anticipated contractual obligations and commercial commitments as of September 30, 2006:

                                                                   PAYMENTS DUE BY PERIOD
                                            -------------------------------------------------------------------
                                             LESS THAN       ONE TO       THREE TO     MORE THAN
CONTRACTUAL OBLIGATIONS                       ONE YEAR     THREE YEARS   FIVE YEARS   FIVE YEARS       TOTAL
-----------------------                     -----------   ------------   ----------   ----------   ------------
Operating leases ........................   $   461,237   $    914,673   $  419,225   $       --   $  1,795,135
Indebtedness secured by real estate(1) ..    32,048,000    117,286,124    8,394,421    6,253,409    163,981,954
Repurchase Agreement ....................    64,572,000             --           --           --     64,572,000
Secured line of credit ..................            --     20,000,000           --           --     20,000,000
Unsecured line of credit ................            --    335,000,000           --           --    335,000,000
Deferred compensation(2) ................     1,647,268             --           --           --      1,647,268
                                            -----------   ------------   ----------   ----------   ------------
                                            $98,728,505   $473,200,797   $8,813,646   $6,253,409   $586,996,357
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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

     Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies. During the three and nine months ended September 30, 2006, there were no material changes to these policies, except for the update described below.

     Reserve for Loan Losses. We had a reserve for loan losses of $226,000 at September 30, 2006 and 2005. This reserve is a general reserve and is not related to any individual loan or to an anticipated loss. In accordance with our policy, we determined that this reserve was adequate as of September 30, 2006, based upon our credit analysis of each of the loans in our portfolio. If that analysis were to change, we may be required to increase our reserve, and such an increase, depending upon the particular circumstances, could be substantial. Any increase in reserves will constitute a charge against income. We will continue to analyze the adequacy of this reserve on a quarterly basis. During the three and nine months ended September 30, 2006 and 2005, the loans in our portfolio performed in accordance with their terms.

RESULTS OF OPERATIONS

     Interest Income. Interest income is comprised primarily of interest accrued on our loans. In addition, certain of our loans provide for additional interest payable to us based on the operating cash flow or appreciation in value of the underlying real estate. We recognize this additional interest or "accretable yield" over the remaining life of the loan, such that the return yielded by the loan remains at a constant level for its remaining life. Our interest income was $24.7 million for the three months ended September 30, 2006 compared to $20.9 million for the three months ended September 30, 2005. The $3.8 million increase was primarily due to the following:

     - an additional $15.1 million of interest accruing on 116 loans totaling $795.9 million originated between October 1, 2005 and September 30, 2006, partially offset by a $6.4 million reduction of interest due to the repayment of 38 loans totaling $277.8 million during the same period,

     - a decrease of $5.1 million in accretable yield included in our interest income from the three months ended September 30, 2005 to the same period in 2006.

     Our interest income was $66.7 million for the nine months ended September 30, 2006 compared to $59.5 million for the nine months ended September 30, 2005. The $7.2 million increase was primarily due to the following:

     - an additional $40.1 million of interest accruing on 135 loans totaling $999.8 million originated between January 1, 2005 and September 30, 2006, partially offset by a $22.2 million reduction of interest due to the repayment of 65 loans totaling $388.1 million during the same period,

     - a decrease of $11.0 million in accretable yield included in our interest income from the nine months ended September 30, 2005 to the same period in 2006.

     Rental Income. We received rental income of $3.2 million and $10.6 million for the three and nine months ended September 30, 2006, respectively, compared to $3.4 million and $10.2 million for the three and nine months ended September 30, 2005, respectively. The $400,000 increase from the nine months ended September 30, 2005 to the corresponding period in 2006 was primarily the result of one property's annual reconciliation of amounts due from a major tenant for the portion of property operations expenses for which they are financially responsible, pursuant to their lease.

     Fee Income and Other. Revenues generated by our wholly owned subsidiary, RAIT Capital Corp d/b/a Pinnacle Capital Group, are generally reported in this income category. Pinnacle provides, or arranges for another lender to provide, first-lien conduit loans to our borrowers. This service often assists us in offering the borrower a complete financing package, including our mezzanine or bridge financing. Where we have made a bridge loan to a borrower, we may be able to assist our borrower in refinancing our bridge loan, for which we will earn related fee income through Pinnacle. We also include financial consulting fees in this income category. Financial consulting fees are generally negotiated on a transaction by transaction basis and, as a result, the sources of such fees for any particular period are not generally indicative of future sources and amounts. We earned fee and other income of $3.8 million and $11.7 million for the three and nine months ended September 30, 2006, respectively, as compared to $1.0 million and $4.0 million earned in the three and nine months ended September 30, 2005, respectively. Consulting fees included in fee and other income were $913,000 and $4.5 million for the three and nine months ended September 30, 2006, respectively, and were $0 and $500,000 for the three and nine months ended September 30, 2005, respectively. Revenue generated by Pinnacle included in fee and other income was $1.8 million and $5.8 million for the three and nine months ended September 30, 2006, respectively, and was $905,000 and $3.2 million for the three and nine months ended September 30, 2005, respectively. We expect to generate fee income from the CDO described above from our role as collateral manager and services with respect to the collateral.

     Investment Income. We derived our investment income from the return on our unconsolidated real estate interests and from interest earned on cash held in bank accounts. We received investment income of $3.1 million for the three months ended September 30, 2006, compared to $1.3 million for the three months ended September 30, 2005. The $1.8 million increase from the three months ended September 30, 2005 to the corresponding period in 2006 was primarily due to one of our appreciation interests.

     We received investment income of $6.0 million for the nine months ended September 30, 2006, compared to $4.5 million for the nine months ended September 30, 2005. The $1.5 million increase in investment income from the nine months ended September 30, 2005 to the corresponding period in 2006 was primarily due to one of our appreciation interests partially offset by the repayment of two unconsolidated real estate interests, in accordance with their agreed upon terms.

     Interest Expense. Interest expense consists of interest payments made on senior indebtedness relating to loans, long term debt secured by consolidated real estate interests and interest payments made on our unsecured and secured lines of credit. We anticipate our interest expense will increase as we increase our use of leverage to both fund and enhance our return on our investments. Interest expense was $8.3 million and $20.8 million for the three and nine months ended September 30, 2006, respectively as compared to $3.7 million and $8.8 million for the three and nine months ended September 30, 2005, respectively. The increases in interest expense from the three and nine months ended September 30, 2005 to the corresponding periods in 2006 were attributable to the establishment, in the fourth quarter of 2005, and utilization throughout 2006 of our $335.0 million unsecured line of credit and $160.0 million repurchase facility.

     Property Operating Expenses; Depreciation and Amortization. Property operating expenses were $2.0 for both the three months ended September 30, 2006 and 2005. Depreciation and amortization was $373,000 for the three months ended September 30, 2006 as compared to $364,000 for the three months ended September 30, 2005. Property operating expenses were $5.9 million for the nine months ended September 30, 2006 as compared to $5.7 million for the nine months ended September 30, 2005. Depreciation and amortization was $1.1 million for the nine months ended September 30, 2006 as compared to $1.1 million for the nine months ended September 30, 2005. Included in property operating expenses are management fees paid to Brandywine Construction & Management, Inc., an affiliate of the spouse of our chairman and chief executive officer, for providing real estate management services for the real estate underlying our real estate interests. Brandywine provided real estate management services to three and four properties underlying our consolidated real estate interests at September 30, 2006 and 2005. We paid management fees of $39,000 and $107,000 to Brandywine for the three and nine months ended September 30, 2006, respectively. We paid management fees of $131,000 and $401,000 to Brandywine for the three and nine months ended September 30, 2005, respectively. In addition, at September 30, 2006 and 2005, Brandywine provided real estate management services for real estate underlying six and seven of our unconsolidated real estate interests (whose results of operations are not included in our consolidated financial statements). We anticipate that we will continue to use Brandywine to provide real estate management services.

     Salaries and Related Benefits; General and Administrative Expense. Salaries and related benefits were $1.9 million and $5.6 million for the three and nine months ended September 30, 2006, respectively, as compared to $1.4 million and $3.9 million for the three and nine months ended September 30, 2005, respectively. General and administrative expenses were $1.1 million and $3.2 million for the three and nine months ended September 30, 2006, respectively.

     Included in general and administrative expense is rental expense relating to our downtown Philadelphia office space. We sublease from The Bancorp, Inc., a portion of this space pursuant to an operating leases that provide for annual rentals based upon the amount of square footage we occupy. The sub-lease expires in August 2010 and contains two five-year renewal options. We paid rent to Bancorp in the amount of $101,000 and $78,000 the three months ended September 30, 2006 and 2005, respectively. We paid rent to Bancorp in the amount of $269,000 and $217,000 the nine months ended September 30, 2006 and 2005, respectively. Also included in general and administrative expenses is $19,500 and $15,000 that we paid in the three month periods ended September 30, 2006 and 2005 to Bancorp for technical support services provided to us. Our relationship with Bancorp is described in note 12 to our consolidated financial statements.

     Non-operating interest income. We derived our non-operating interest income primarily form interest earned on cash held in bank accounts. Our non-operating interest income for the three and nine months ended September 30, 2006 were $291,000 and $944,000, respectively. For the three and nine months ended September 30, 2005, our non-operating interest income was $63,000 and $297,000, respectively. The increase is primarily due to higher average cash balances and higher average interest rates in 2006 compared to the corresponding periods in 2005.

     Gain from discontinued operations. As of October 3, 2005, we classified as "held for sale" one of our consolidated real estate interests, consisting of an 89% general partnership interest in a limited partnership that owns a building in Philadelphia, Pennsylvania with 456,000 square feet of office/retail space. As of March 31, 2006 we classified as "held for sale" another consolidated real estate interest consisting of a 110,421 square foot shopping center in Norcross, Georgia. As of May 11, 2006, we classified as "held for sale" a consolidated real estate interest consisting of a 216-unit apartment complex and clubhouse in Watervliet, New York. The results of operations attributable to these interests have been reclassified, for all periods presented, to "discontinued operations". Additionally, depreciation expense was no longer recorded for these assets once they were classified as "held for sale".

     In September 2001, we provided mezzanine financing to the owner of a 78,746 square foot retail shopping center in Chester, South Carolina. In 2002, the Company purchased the existing first mortgage on the property. Both loans, totaling $3.1 million, matured in 2003, but were not repaid at that time. The underlying loan documents provided control of the rents at the property, and the property owner (the borrower under the loan), was responsible for paying the operating expenses of the property, thus providing for cash flow from the property in amounts sufficient to keep the interest payments on both loans current through early 2006, when we initiated foreclosure proceedings. A court order granted physical control of the property effective July 1, 2006, at which time we hired a local property manager to handle the day-to-day operations of the property. Also at that time, we determined that the entity that owned the property (the borrower under the our loans), was a variable interest entity of which the Company was the primary beneficiary, due to the likelihood that from that point forward the company would be absorbing the majority of the property's expected losses, as defined in FIN 46(R). Accordingly, as of July 1, 2006 the accounts of the variable interest entity that owned the property were included in our consolidated financial statements. As of August 2, 2006, we classified as "held for sale" this consolidated real estate interest as a result of our intention to sell the property.

     The following is a summary of the aggregate results of operations of our investments which were classified as "held for sale" for the three and nine months ended September 30, 2006 and 2005, which have been reclassified to discontinued operations in our consolidated statements of income for all periods presented:

                                         FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                         --------------------   ------------------------
                                           2006       2005         2006          2005
                                         -------   ----------   ----------   -----------
Rental income ........................   $77,480   $4,972,048   $6,511,395   $13,025,635
Less: Operating expenses .............    26,864    2,029,720    3,445,191     6,148,873
   Interest expense ..................        --      970,478    1,524,597     2,900,272
   Depreciation and amortization .....    12,609      816,103      215,943     2,209,110
                                         -------   ----------   ----------   -----------
Income from discontinued operations ..   $38,007   $1,155,747   $1,325,664   $ 1,767,380
                                         =======   ==========   ==========   ===========

     We sold the Philadelphia, Pennsylvania office building in May 2006 for approximately $74.0 million. The Norcross, Georgia shopping center and the Watervliet, New York apartment complex were both sold in June 2006 for $13.0 million and $11.0 million, respectively. We recognized a net gain of $2.8 million on the sale of these interests. We sold the Chester, South Carolina shopping center in November 2006 for approximately $3.4 million. There was no gain or loss in the sale of this property.

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

Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     The merger is subject to customary conditions to closing, including the receipt of required approvals from our shareholders and the shareholders of Taberna. If any condition to the merger is not satisfied or, if permissible, waived, the merger will not be completed. In addition, we and Taberna may terminate the merger agreement in certain circumstances. If we and Taberna do not complete the merger, the market price of RAIT common shares may fluctuate to the extent that the current market price of RAIT common shares reflects a market assumption that the merger will be completed. RAIT and Taberna also have paid, and will be obligated to pay, certain fees and expenses in connection with the merger, even if the merger is not completed. RAIT has to date paid fees of $692,000 in connection with the merger. In addition, RAIT has utilized significant management resources in an effort to complete the merger and is subject to restrictions contained in the merger agreement on the conduct of its business. If the merger is not completed for any reason, we will have incurred costs including the diversion of management resources, for which we will have received little or no benefit.

ITEM 5.  OTHER INFORMATION

         (a) The disclosure below is intended to satisfy any obligation of the registrant to disclose the agreements and obligations described below pursuant to Item 1.01- "Entry Into A Material Definitive Agreement", Item 2.03.- "Creation of a Direct Financial Obligation Under An Off-Balance Sheet Arrangement of a Registrant" and, with respect to the press release referenced below, Item 8.01- "Other Events" of Form 8-K.

         On November 7, 2006 (the "Closing Date"), RAIT Investment Trust ("RAIT") completed a long-term secured financing utilizing an on-balance sheet collateralized debt obligation ("CDO") structure. The financing was effected through the issuance by RAIT of $1.018 billion of commercial collateralized debt obligations through two newly formed, indirect subsidiaries of RAIT, RAIT CRE CDO I, Ltd. (the "Issuer") and RAIT CRE CDO I, LLC (together with the Issuer, the "Co-Issuers"). RAIT used the majority of the net proceeds from the CDO transaction to repay substantially all amounts outstanding under its repurchase agreement and lines of credit. RAIT expects to use the remainder of the net proceeds to fund additional investments. RAIT expects to treat the transaction as a financing and will consolidate the Issuer for financial reporting purposes. All CDO collateral assets will be reported in the consolidated assets of RAIT and the investment grade notes issued to third party investors will be reported as consolidated liabilities on RAIT's balance sheet.

         Pursuant to the Indenture (the "Indenture") relating to this CDO transaction dated as of November 7, 2006 among the Issuer, the Co-Issuer, Wells Fargo Bank, National Association, as trustee, as backup advancing agent, as securities intermediary, as paying agent, as collateral administrator and as note registrar ("Wells Fargo"), and RAIT's indirect subsidiary RAIT Partnership, L.P. ("RAIT Partnership"), as advancing agent, the Issuer and the Co-Issuer issued the classes of notes (the "Notes") listed in the table below. Concurrently with the issuance of the Notes, the Issuer also issued 165,000 Preference Shares (the "Preference Shares") and 250 ordinary shares, representing all of the Issuer's capital shares. An indirect wholly-owned subsidiary of RAIT purchased 100% of the Class J Notes, the Preference Shares and the Ordinary Shares. The table below sets forth further information with respect to the capital structure of the Issuer:


                        Principal or           Ratings         Stated Maturity or
                          Notional          (Fitch & S&P/          Scheduled
Class of Securities        Amount             Moody's)          Redemption Date
-------------------     ------------        -------------      ------------------
Class A-1A Notes        $200,000,000          AAA/Aaa            November 2046
Class A-1B Notes        $275,000,000          AAA/Aaa            November 2046
Class A-2 Notes         $ 90,000,000          AAA/Aaa            November 2046
Class B Notes           $110,000,000          AA/Aa2             November 2046
Class C Notes           $ 41,500,000          A+/A1              November 2046
Class D Notes           $ 25,000,000          A/A2               November 2046
Class E Notes           $ 16,000,000          A-/A3              November 2046
Class F Notes           $ 22,000,000          BBB+/BaA1          November 2046
Class G Notes           $ 20,500,000          BBB/BaA2           November 2046
Class H Notes           $ 18,000,000          BBB-/Baa3          November 2046
Class J Notes           $ 35,000,000          BB/Ba2             November 2046
Preference Shares       $165,000,000          Not Rated          November 2046


         In general, payments on any class of Notes are senior to all payments on any Class of Notes with a lower alphabetical designation and distributions in respect of the Preference Shares are subordinated to payments on the Notes.

The Class A-1B Notes are a revolving class of Notes that will be fully issued but were not borrowed under as of the Closing Date. Subject to compliance with certain conditions, the Issuer may request and the holders of the Class A-1B shall make advances under the Class A-1B Notes provided that the aggregate principal amount of such advances may not exceed $275,000,000. A commitment fee accrues on the aggregate undrawn amount of each Class A-1B commitment.

      The Notes are limited-recourse debt obligations of the Co-Issuers secured solely by a pledge of collateral pursuant to the Indenture. The aggregate outstanding principal balance and the book value of the assets sold by RAIT Partnership to the Issuer on the Closing Date to serve as collateral was approximately $724.2 million. Under the terms of the Indenture, RAIT Partnership has an initial investment period of just over eight months from the Closing Date of the CDO during which it can sell up to $276.8 million of additional assets to the CDO to serve as collateral. During the reinvestment period ending in November 2011, RAIT can use the proceeds of collateral repayments to finance new investments and replace any repaid collateral, subject to certain rating agency guidelines relating to credit quality and diversification. Thereafter, the CDO securities will be retired in order of priority as collateral is repaid. The Preference Shares are issued share capital of the Issuer and will not be secured.

Each class of Notes will mature at par in November, 2046, unless redeemed or repaid prior thereto. Principal payments on each class of Notes will be made at the stated maturity in accordance with the priority of payments as set forth in the Indenture. RAIT expects that the Notes will be paid prior to the stated maturity date. The weighted average lives of the Notes is currently expected to be between 6.1 years and 10 years. The calculation of the weighted average lives of the Notes assumes certain collateral characteristics and that there are no prepayments, defaults or delinquencies. There is no assurance that such assumptions will be met.

The Indenture contains customary events of defaults, including upon failure to pay principal or interest when due and payable on the Notes (in accordance with the terms of the Indenture) and a default in the performance of certain covenants or other agreements of the Issuer or Co-Issuer under the Indenture (subject to certain notice and cure periods). If an event of default occurs and is continuing, Wells Fargo, as trustee, may, and will be required if directed by a majority in aggregate outstanding amount of the Notes of the Notes constituting the controlling class, declare the principal of and accrued and unpaid interest on all the Notes to be immediately due and payable.

Principal of the Notes generally will not be payable prior to the end of the reinvestment period except (a) upon the failure of the Issuer to meet certain coverage tests applicable to any class of Notes, (b) in the event a rating agency fails to confirm its rating within thirty days of the Closing Date and certain other events occur, (c) in connection with a tax redemption or optional redemption, (d) for the payment of any deferred interest amounts applicable to any class of Notes, (e) in connection with a special amortization which occurs if RAIT Partnership, as collateral manager, notifies Wells Fargo, as trustee, that it has determined, in its sole discretion, that investments in additional collateral would either be impractical or not beneficial, (f) in the case of prepayments with respect to the Class A-1B Notes or (g) upon the occurrence and continuation of a trading suspension arising out of a failure by the Issuer to meet certain overcollateralization ratios.

Mandatory redemption is required in certain circumstances in the event that certain tests applicable to any class of Notes under the Indenture are not satisfied on the related determination date to the extent necessary to cause the related test to be satisfied.

If the Notes have not been redeemed in full prior to November 2016, then an auction of the collateral will be conducted by Wells Fargo, as trustee, on behalf of the Issuer, and, provided that certain conditions set forth in the Indenture are satisfied, the collateral will be sold and the Notes will be redeemed, in whole but not in part, on such date or thereafter quarterly.

All of the Notes bear interest at a floating rate. At issuance, the weighted-average interest rate of the Class A-1A Notes through Class H Notes was one-month LIBOR plus 0.657% including up-front transaction costs amortized over the expected life of the CDO. Interest on the Notes and distributions, if any, on the Preference Shares will be payable monthly. Under the Indenture, RAIT Partnership will act as advancing agent with respect to the collateral. The advancing agent, subject to a recoverability determination, will make advances in respect of certain interest shortfalls on the certain of the assets included in the collateral under the circumstances and subject to the limitations set forth in the Indenture.

RAIT Partnership will act as collateral manager under the CDO pursuant to a collateral management agreement entered into between the Issuer and the Collateral Manager on the Closing Date and will receive customary fees.

The Issuer, RAIT Partnership, as collateral manager, Wells Fargo and RAIT Partnership entered into a servicing agreement, dated as of the Closing Date pursuant to which Wells Fargo agreed to act as primary servicer with respect to the collateral and RAIT Partnership agreed to act as special servicer with respect to loans that become "specially serviced" loans (generally loans which have suffered credit events or other defaults). The Servicing Agreement provides that, if RAIT Partnership in the future meets certain criteria, RAIT Partnership thereafter will succeed Wells Fargo as primary servicer. Prior thereto, pursuant to a subservicing agreement between the Wells Fargo and RAIT Partnership, it is expected that RAIT Partnership will perform most of the duties of Wells Fargo in its capacity as primary servicer.

The offering of the Notes described above was made to certain placement agents pursuant to a private placement. The placement agents sold or offered the securities within the Unites States to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933 and outside the United States in accordance with Regulation S under the Securities Act of 1933. One of the placement agents was an affiliate of Daniel G. Cohen, the son of RAIT's Chairman and Chief Executive Officer and the Chairman of the Board and Chief Executive Officer of Taberna.

In connection with the CDO, RAIT obtained a temporary waiver of a financial covenant under its unsecured line of credit requiring that its ratio of secured debt to total assets be less than 0.4 to 1.0. This waiver ends on the earlier of December 31, 2006 and the consummation of RAIT's proposed merger with Taberna Realty Finance Trust.

RAIT issued a press release with respect to the CDO on November 9, 2006. A copy of this press release is attached to this Form 10-Q as exhibit 99.1.

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


November 9, 2006                        /s/ Ellen J. DiStefano
DATE                                    ----------------------------------------
                                        Ellen J. DiStefano
                                        Chief Financial Officer
                                        (On behalf of the registrant and as its
                                        principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------   ----------------------------------------------------------------------
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

  10.8    Master Repurchase Agreement dated as of September 20, 2006 between
          RAIT Finance I, LLC and UBS Real Estate Securities Inc. (9)

  10.9 Guarantee dated as of September 20, 2006 made by RAIT Investment Trust on behalf of RAIT Finance I, LLC in favor of UBS Real Estate
          Securities Inc.(9)

  10.10   Form of Unit Award to Cover Grants to Section 16 Officers on
          10/24/2006 (10).


  15.1    Awareness Letter from Independent Accountants.

  31.1    Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT
          Investment Trust.

  31.2    Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT
          Investment Trust.

  32.1    Section 1350 Certification by the Chief Executive Officer of RAIT
          Investment Trust.

  32.2    Section 1350 Certification by the Chief Financial Officer of RAIT
          Investment Trust.

  99.1    Press Release

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

(9) Incorporated herein by reference to RAIT Investment Trust's Form 8-K as filed with the Securities and Exchange Commission on September 26, 2006 (File No. 1-14760).

(10) Incorporated herein by reference to RAIT Investment Trust's Form 8-K as filed with the Securities and Exchange Commission on October 30, 2006 (File No. 1-14760).