Form 10-K
period 2006-12-31
RAIT Financial Trust
filed 2007-03-01
CIK 1045425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-14760

RAIT FINANCIAL TRUST

(Exact name of registrant as specified in its charter)

Maryland	23-2919819
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2929 Arch Street, 17th Floor Philadelphia, PA	19104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(215) 861-7900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
7.75% Series A Cumulative Redeemable
Preferred Shares of Beneficial Interest	New York Stock Exchange
8.375% Series B Cumulative Redeemable
Preferred Shares of Beneficial Interest	New York Stock Exchange

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2006 of $29.20, was approximately $794.3 million.

As of February 26, 2007, 63,665,887 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains or incorporates by reference such “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act.

Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Unless we have indicated otherwise, or the context otherwise requires, references in this report to “RAIT,” “we,” “us,” and “our” or similar terms, are to RAIT Financial Trust and its subsidiaries.

We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this report and they may also be incorporated by reference in this report to other documents filed with the SEC, and include, but are not limited to, statements about the benefits of the recent business combination transaction involving us and Taberna Realty Finance Trust, or Taberna, statements about future financial and operating results and performance, statements about our plans, objectives, expectations and intentions with respect to future operations, products and services, and other statements that are not historical facts. These forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the anticipated results discussed in these forward-looking statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the risk factors discussed and identified in item 1A of this report and in other of our public filings with the SEC;

•	the businesses of RAIT and Taberna may not be integrated successfully, or such integration may take longer, be more difficult, time-consuming or costly to accomplish than expected;

•	the expected growth opportunities from the merger may not be fully realized or may take longer to realize than expected;

•	operating costs, customer losses and business disruption following the merger may be greater than expected;

•	adverse governmental or regulatory policies may be enacted;

•	management and other key personnel may be lost;

•	competition in any of our lines of business may increase;

•	we may be unable to obtain adequate capital and other funding for operations at attractive rates or otherwise;

•	fluctuations in interest rates and related hedging activities against such interest rates may affect our revenue and the value of our assets;

•	covenants in our financing arrangements may restrict our business operations;

•

RAIT and Taberna may fail to maintain qualification as real estate investment trusts, or REITs, or penalty taxes may be imposed on RAIT and Taberna under the REIT provisions of the Internal Revenue Code;

•	we may be unable to acquire eligible securities for collateralized debt obligation, or CDO, and other securitization transactions on favorable economic terms;

•	adverse market trends may affect the value of real estate and other securities that are used as collateral in CDO and other securitizations;

•	borrowing costs may increase relative to the interest received on our investments;

•

we or any of our subsidiaries may fail to maintain exemptions under the Investment Company Act of 1940, as amended, or Investment Company Act, which would subject us to significant restrictions on our operations, governance and ability to use financing;

•

geographic, sector and property-type concentrations in investment portfolios of mortgage loans and real estate-related securities could be adversely affected by economic factors unique to such concentrations;

•

the market value of real estate that secures mortgage loans could diminish due to factors outside of our control such as natural disasters, changes in neighborhood values, competitive overbuilding, weather, casualty losses, occupancy rates and other similar factors;

•	changes in the market for trust preferred securities, which is a material source of the collateral underlying some of our CDOs, may adversely affect our operations; and

•	general business and economic conditions could adversely affect credit quality and loan originations.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

PART I

BUSINESS

Our Company

RAIT Financial Trust is a specialty finance company that provides a comprehensive set of debt financing options to the real estate industry. We originate and invest in real estate-related assets that are underwritten through an integrated investment process. We conduct our business through our subsidiaries, RAIT Partnership, L.P., or RAIT Partnership, and Taberna Realty Finance Trust, or Taberna, as well as through their respective subsidiaries. RAIT is a self-managed and self-advised Maryland REIT. Taberna is also a Maryland REIT. We acquired Taberna in a merger completed in December 2006. Our objective is to provide our shareholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.

We originate and invest in the following asset classes:

•	commercial mortgages, mezzanine loans and other loans;

•	trust preferred securities, or TruPS, and subordinated debentures;

•	residential mortgage loans;

•

mortgaged-backed securities, including residential mortgage-backed securities, or RMBS, commercial mortgage-backed securities, or CMBS, unsecured REIT notes and other real estate-related debt securities; and

•	real estate investments and preferred equity interests in entities that own real estate.

We generate income for distribution to our shareholders from a combination of the interest and dividend income from our portfolio of investments, the fees from originating, structuring and managing our assets, rents and gains on the dispositions of our investments.

We finance a substantial portion of our portfolio investments through borrowing and securitization strategies that seek to match the payment terms, interest rate and maturity dates of our financings with the payment terms, interest rate and maturity dates of those investments. We seek to mitigate interest rate risk through derivative instruments. Our net income is generated primarily from our net investment income, which is the difference between the interest and dividend income we earn on our investment portfolio and the cost of financing our investment portfolio, which includes the interest expense, fees, and related expenses that we pay on our borrowings and the cost of the interest rate hedges that we use to manage our interest rate risk. The cost of borrowings to finance our investments comprises a significant part of our expenses. Our net investment income will depend on our ability to control these expenses relative to our revenue. We primarily use warehouse agreements and repurchase agreements as short-term financing sources, and CDOs and, to a lesser extent, secured and unsecured lines of credit as long-term financing sources.

Because the amount of leverage we intend to use will vary by asset class, the allocation of our assets among the asset classes in which we invest may not reflect the relative amounts of equity capital we have invested in the respective classes. As a result, we cannot predict the percentage of our assets that we will invest in each asset class or whether we will invest in other asset classes or investments. Investing in multiple asset classes does not, however, reduce or eliminate many of the risks associated with our investment portfolio such as credit risk and geographic concentration risk. We may change our investment strategies and policies, and the percentage of assets that may be invested in each asset class, without a vote of our shareholders.

We calculate our distributions to our shareholders based on our quarterly estimate of our REIT taxable income, which may vary from our net income calculated in accordance with U.S. generally accepted accounting procedures, or GAAP. We expect that our REIT taxable income will be comprised primarily of our net investment income and our fee income. We expect that our REIT taxable income will be greater than our GAAP net income primarily because fee income earned by our taxable REIT subsidiaries, or TRSs, that is dividended to us is included in our REIT taxable income. For GAAP purposes, these fees are eliminated or deferred. Our TRSs include certain CDOs that we have structured, our collateral manager subsidiary and our broker-dealer subsidiary. For further discussion, see Item 7A—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Merger Involving Taberna

RAIT was formed in August 1997 and commenced operations in January 1998. Since commencing operations, RAIT focused on making real estate loans, acquiring real estate loans and acquiring real estate interests. Taberna was formed in March 2005 to originate financing for REITs and other real estate operating companies, primarily in the form of TruPS and subordinated debt securities and to invest in other real estate-related securities. We believe Taberna created the first real estate-related CDO transaction in March 2005 by originating TruPS collateral, structuring the CDO financing and managing the investment portfolio. On December 11, 2006, Taberna became our subsidiary through a merger. Upon the completion of the merger, we changed our name from “RAIT Investment Trust” to “RAIT Financial Trust.”

Business Strategy

Our objective is to provide our shareholders with total returns over time, including quarterly distributions and capital appreciation, while managing the risks associated with our investment strategy. The core components of our business strategy are described in more detail below.

Extensive origination network. Our extensive origination network allows us to lend to real estate borrowers both in the United States and, more recently, in Europe, on a secured and unsecured basis. We have established a broad referral network in both North America and Europe to support our origination platform. We believe our extensive origination network enables us to invest in a diversified portfolio of asset classes. We believe diversifying our portfolio assets will allow us to continually allocate our capital to the most attractive sectors, enhancing returns, while reducing the overall risk profile of our portfolio. The percentage of assets that we may invest in certain of our targeted asset classes is subject to the federal income tax requirements for REIT qualification and the requirements for exclusion from Investment Company Act regulation. See “Certain REIT and Investment Company Act Limits On Our Strategies” below.

Disciplined credit underwriting and active risk management. The core of our investment process is credit analysis and active risk management. Our senior management has extensive experience in underwriting the credit risk associated with our targeted asset classes and we conduct due diligence on all investments. We seek to identify risks related to each proposed investment before we make an investment decision. After making an investment, we actively monitor our investments. If a default occurs, we will use our senior management team’s asset management skills to mitigate the severity of any losses and will seek to optimize the recovery-value of our assets.

Use of CDOs to manage interest rate risk and funding risk. We use CDOs to generate income primarily from the net spread between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. Leverage can enhance returns but also magnifies losses. Our management team’s expertise in structuring CDOs enables us to finance asset growth by enabling us to match the interest rates and maturities of our assets with the interest rates and maturities of our financing, thereby reducing interest rate risk. This ability to match fund on a long-term basis reduces our funding risks to finance our portfolio on a long-term basis. We also believe that the use of CDOs will overall lower our cost of funds by providing access to a global network of fixed income investors. Such lowered financing costs will allow us to compete with larger institutions providing loan products similar to ours. Lower financing costs would also enable us to generate acceptable net investment income when competing to provide financing to borrowers with lower credit risk. We expect to finance a substantial portion of our portfolio investments on a long-term basis through CDOs and similar financing arrangements. We may retain the equity portion of the CDO and may retain one or more series of the subordinated debt obligations issued by the CDO. We also use derivative instruments such as interest rate swaps and interest rate caps to hedge the borrowings we use to finance our assets on a short-term basis.

Generate fee income. As a result of the merger involving Taberna, we acquired Taberna’s expertise in structuring CDO transactions. We generate fee income related to our CDO transactions. We earn fees originating assets that collateralize our CDOs, fees in structuring CDO transactions and quarterly collateral management fees.

Our Investment Portfolio

The table below summarizes our investment portfolio as of December 31, 2006:

	Amortized Cost(1)	Estimated Fair Value(2)	Percentage of Total Portfolio	Weighted- Average Coupon(3)
	(dollars in thousands)
Investment in Securities:
TruPS and subordinated debentures	$4,309,374	$4,281,334	38.3%	7.9%
Unsecured REIT note receivables(4)	400,539	393,682	3.6%	5.6%
CMBS receivables	204,127	201,150	1.8%	5.8%
Other securities	258,958	258,957	2.3%	5.6%

Total investment in securities	5,172,998	5,135,123	46.0%	7.5%
Investment in Mortgages and Loans
Residential mortgages and mortgage-related receivables(4)	4,676,950	4,652,170	41.6%	5.6%
Commercial mortgages and mezzanine loans	1,252,634	1,253,639	11.1%	9.4%

Total investment in mortgages and loans	5,929,584	5,905,809	52.7%	6.4%
Investment in consolidated and unconsolidated real estate interests	139,132	139,132	1.3%	N/A

Total Portfolio/Weighted Average	$11,241,714	$11,180,064	100.0%	6.9%

(1)	Amortized cost reflects the cost incurred by us to acquire or originate the asset, net of origination discount.
(2)	The fair value of our investments represents our management’s estimate of the price that a willing buyer would pay a willing seller for such assets. Our management bases this estimate on the underlying interest rates and credit spreads for fixed-rate securities and, to the extent available, quoted market prices. The amortized cost of our consolidated and unconsolidated real estate interests approximates fair value.
(3)	Weighted average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to amortized cost or estimated fair value.
(4)	Our investments in residential mortgages and mortgage-related receivables at December 31, 2006 consisted of investments in adjustable rate residential mortgages. These mortgages bear interest rates that are fixed for three, five, seven and ten year periods, respectively, and reset annually thereafter and are referred to as 3/1, 5/1, 7/1 and 10/1 ARMs, respectively. We financed our investment in these assets through short-term repurchase agreements and long-term securitizations.

Our investments and operations are subject to limitations because we conduct our business so as to qualify as a REIT and not be required to register as an investment company under the Investment Company Act. See “Certain REIT and Investment Company Act Limits on Our Strategies” below.

Our Investment Strategy

We seek to invest in asset classes that maximize the risk-adjusted returns to our shareholders. We have not adopted policies that require us to establish or maintain any specific asset allocations. As a result, we cannot predict the percentage amount of our total assets that each asset class will represent or whether we will invest in other asset classes or investments. We may change our investment strategies, policies and guidelines and the percentage of our total assets in each asset class or, in the case of securities, in a single issuer, without a vote of our shareholders. We have no limitations in our organizational documents on the types of investments we may make or financing we may provide.

Our investments currently target the following asset classes:

Commercial real estate loans, including mortgage loans and mezzanine loans. We originate commercial real estate loans which enables us to better control the structure of the loans and to maintain direct lending relationships with the borrowers. We offer senior long-term mortgage loans, short-term bridge loans and subordinated, or “mezzanine,” financing. We believe that our ability to offer structured financing coordinated with our borrowers’ other financing sources and our ability to respond quickly to our borrowers’ needs makes us an attractive alternative to equity financing. As a result, we believe we are able to take advantage of opportunities that will generate higher returns than traditional real estate loans. Our financing is usually “non- recourse.” Non-recourse financing means we look only to the assets securing the payment of the loan, subject to certain standard exceptions including liabilities relating to environmental issues, fraud, misapplication of funds and non-payment of real estate taxes. We may engage in recourse financing by requiring personal guarantees from controlling persons of our borrowers where we feel it is necessary to further protect our investment. We also acquire existing commercial real estate loans held by banks, other institutional lenders or third-party investors. We do not expect to obtain ratings on these investments unless or until we aggregate and finance them through a CDO transaction.

Our bridge loans are generally mortgage loans that we anticipate will be refinanced by our borrower in the short-term. We often provide bridge financing where our borrower is unable to obtain financing from traditional institutional lenders within our borrower’s time constraints or because our borrower or the related real estate does not fall within the lending guidelines of these other lenders at the time of the loan. Our bridge loans are structured as senior loans that may be refinanced by traditional institutional lenders or by us within a relatively short term. However, borrowers are not required to prepay these loans, so we underwrite these loans assuming we may hold them to maturity.

We originate mezzanine loans, which are subordinate in repayment priority to a senior mortgage loan or loans on a property and are typically secured by pledges of ownership interests, in whole or in part, in the entities that own the real property. In addition, we may require other credit enhancements for our mezzanine loans, including letters of credit, personal guarantees of the borrower, or collateral unrelated to the property. We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan as well as additional interest based upon a percentage of gross revenue or a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Our mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment.

We often provide mezzanine or other forms of subordinated financing where the terms of the loan secured by the first-lien on a property prohibit us from imposing a lien. We typically include one or more of the following provisions in these loans which we believe serve to mitigate our risk:

•	direct deposit of rents and other cash flow from the underlying properties to a bank account controlled by us;

•	delivery to us of a deed-in-lieu of foreclosure or nominal cost purchase option that may enable us to enforce our rights against the underlying property in an expedited fashion;

•	recorded or perfected liens on other real estate owned by the controlling persons of our borrower;

•	pledges to us of the equity interest in the borrower or its owners by its controlling persons; and

•	personal guarantees from the borrower’s controlling persons.

We also acquire existing commercial real estate loans held by banks, other institutional lenders or third-party investors.

Although we seek to incorporate some or all of these provisions in our subordinated financings, we may not be able to negotiate the inclusion of any or all of them. Moreover, none of these factors will assure that these loans are collected. See Item 1A—“Risk Factors—Risks Related to Our Investments” below.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans and other loans as of December 31, 2006 (dollars in thousands):

	Amortized Cost	Estimated Fair Value	Range of Loan Yields	Weighted Average Coupon	Range of Maturities	Number of Loans	% of Total Loan Portfolio
Commercial mortgages	$779,363	$778,867	7.1% – 19.0%	8.7%	March 2007 – December 2011	46	62%
Mezzanine loans	381,043	382,544	7.6% – 18.3%	11.3%	April 2007 – April 2021	122	30%
Other loans	92,228	92,228	7.3% – 7.9%	7.7%	May 2010 – October 2016	5	8%

Total	$1,252,634	$1,253,639		9.4%		173	100%

The charts below describe the property types and the geographic breakdown of our commercial real estate loans, including mortgage loans and mezzanine loans we own as of December 31, 2006:

TruPS and subordinated debentures. We offer REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures on terms that we believe may be more attractive to them than alternative sources of long-term capital. TruPS are long-term instruments, with maturities ranging from 10 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and contain minimal financial and operating covenants. We provide an issuer with rapid funding through our warehouse facilities and attractive pricing based upon our ability to finance the securities as part of a diversified pool of assets in CDOs. In addition, TruPS are non-dilutive to an issuer’s common shareholders, and the size of a particular TruPS issuance can be customized to accommodate an issuer’s desired capital requirement. Because of these characteristics, we believe that TruPS compare favorably, from the perspective of the REITs and real estate operating companies that issue TruPS, with other types of financing, such as repurchase agreements, which typically have significantly shorter terms; secured or unsecured credit lines and unsecured notes or debentures, which typically contain restrictive covenants and may require pledges of collateral; and perpetual preferred stock, which is typically priced based on fixed, long-term interest rate benchmarks.

In a typical TruPS transaction, a parent REIT or real estate operating company forms a special purpose trust subsidiary to sell TruPS to an investor. The subsidiary loans the proceeds of its sale received from the investor to its parent company in the form of a subordinated debenture. The terms of the subordinated debenture mirror the terms of the TruPS issued by the trust. The special purpose trust uses the payments of interest and principal it receives on the subordinated debenture to pay interest, dividends and redemption amounts to the holders of the TruPS. TruPS are generally not callable by the issuer within five years of issuance. If the parent company of an issuer of TruPS defaults on payments due on the debenture, the trustee under the indenture governing the debenture has the right to accelerate the entire principal amount of the debenture. TruPS are not secured by any collateral, are ranked senior to the issuer’s parent’s equity in right of payment and generally rank junior to an issuer’s existing senior debt securities in right of payment and in liquidation.

During 2006, we began to originate Euro-denominated financing to real estate operating companies in the form of subordinated debentures and senior debt issued by these companies. We did not generate a material amount of revenue from foreign countries in 2006. Previously, we generated no revenue attributable to foreign countries. For a discussion of risks relating to foreign operations, see Item 1A—“Risk Factors—Risks Related to Our Investments—Our acquisition of investments denominated or payable in foreign currencies may affect our revenues operating margins and distributions and may also affect the book value of our assets and shareholders’ equity.”

As of December 31, 2006, our management team had directed the funding of approximately $5.2 billion of TruPS and subordinated debentures issued by REITs and real estate operating companies, including financing arrangements completed at Taberna prior to our acquisition of Taberna.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of December 31, 2006 (dollar amounts in thousands):

Classifications of TruPS Issuers(1)	Estimated Fair Value	Weighted Average Coupon	Average S&P Credit Rating(2)	Issuer Statistics(3)
				Total Capitalization		Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio(4)
				Low	High
Equity REITs or real estate operating companies	$1,793,194	7.9%	BB-	$106,000	$22,149,000	68.9%	2.9x
Hybrid REITs or real estate operating companies	793,551	7.5%	B+	$207,000	$14,323,000	82.2%	1.6x
Mortgage or specialty finance REITs	1,694,590	8.2%	B+	$170,000	$52,385,000	85.2%	1.5x

Total	$4,281,335					77.8%	2.1x

(1)	“Classifications of TruPS Issuers” includes classifications established by the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines an “equity REIT” as a REIT that has 75% or greater of its gross invested book assets in income-producing real estate and a “mortgage REIT” as a REIT that has 75% or greater of its gross invested book assets in mortgages. A REIT that does not fall into one of these two categories is considered a “hybrid REIT.”
(2)	“Average S&P Credit Rating” refers to the average, unpublished corporate credit ratings assigned at our request by Standard & Poor’s for the TruPS issuers based upon due diligence information compiled by us and provided to Standard & Poor’s.
(3)	All figures provided reflect amounts prior to the issuance of TruPS by the issuers.
(4)	“Interest Coverage Ratio” represents a financial measure that we use in underwriting issuers of TruPS. We generally calculate this ratio as earnings before interest expense, taxes and depreciation and amortization (EBITDA) divided by interest expense.

Residential mortgage loans. We acquire residential mortgage loans with the intention of holding them for investment, rather than for sale. As of December 31, 2006, we owned residential mortgage loans having an aggregate carrying amount of approximately $4.7 billion. These mortgage loans have an average FICO score of 737, an average principal balance of approximately $486,000 and an average loan-to-value ratio of approximately 73.8%. As of December 31, 2006, these residential mortgage loans had a weighted-average interest rate of approximately 5.6%. A FICO score is a credit score developed by Fair Isaac & Co., or Fair Isaac, for rating the credit risk of borrowers. FICO scores range from 300-850 and a higher score indicates a lower credit risk. Fair Isaac’s website states that the median FICO score in the United States is 723.

Set forth below is certain information with respect to the residential mortgage loans owned as of December 31, 2006 (dollar amounts in thousands).

	Amortized Cost	Average Interest Rate	Average Next Adjustment Date	Average Contractual Maturity	Number of Loans	%
3/1 ARM	$142,411	5.6%	08/13/08	08/12/35	364	3.0%
5/1 ARM	3,857,643	5.6%	07/30/10	09/02/35	7,897	82.5%
7/1 ARM	607,748	5.7%	09/12/11	07/18/35	1,337	13.0%
10/1 ARM	69,148	5.7%	06/28/15	06/28/35	78	1.5%

Total	$4,676,950	5.6%			9,676	100.0%

The chart below describes the geographic breakdown of the residential mortgage loans we own as of December 31, 2006:

Mortgage-backed securities, including RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities. We have invested, and will continue to invest, in RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities. We believe that investing in these types of assets is complementary to our business of originating TruPS financing and represents non-correlative risks and diversity for our CDO investors and our asset portfolio.

We invest in RMBS which principally consist of securities collateralized by adjustable rate and hybrid adjustable rate loans. Adjustable rate loans have interest rates that reset periodically, typically every six months or on an annual basis. Hybrid adjustable rate mortgage-backed securities and loans bear interest rates that have an initial fixed period (typically three, five, seven or ten years) and thereafter reset at regular intervals in a manner similar to adjustable rate loans.

CMBS generally are multi-class debt or pass-through certificates secured or backed by single loans or pools of mortgage loans on commercial real estate properties. We expect our CMBS investments to include loans and securities that are rated investment grade by one or more nationally-recognized rating agencies, as well as both unrated and non-investment grade loans and securities. We expect that a material amount of the CMBS in which we invest will be rated between “A1/A+” and “B2/B” and will have an explicit rating from at least one nationally-recognized rating agency.

Unsecured REIT notes are publicly traded debentures issued by large public reporting REITs and other real estate companies. These debentures are unsecured and generally pay interest semi-annually. These companies are generally rated investment grade by one or more nationally recognized rating agencies.

The table and the chart below describe certain characteristics of our mortgage-backed securities and other real estate-related debt securities as of December 31, 2006 (dollars in thousands):

Investment Description	Amortized Cost	Weighted Average Coupon	Weighted Average Years to Maturity	Estimated Fair Value
RMBS	$258,958	5.6%	24.4	$258,957
CMBS and receivables	204,127	5.8%	35.6	201,150
Unsecured REIT notes	400,539	5.6%	11.1	393,682

Total	$863,624	5.6%	20.9	$853,789

Real estate investments and preferred equity interests. Our real estate investments and preferred equity interests are comprised of equity interests in entities that directly or indirectly own real estate. We consolidate the financial results of any entities which we control and which are recorded under the equity method of accounting. Our real estate investments and preferred equity interests are presented on a combined basis as consolidated and unconsolidated interests on our balance sheet.

We generate a return on our real estate investments through our share of rents and other sources of income from the operations of the real estate underlying our investment. We may also participate in any increase in the value of the real estate in addition to current income. Acquiring real estate investments also assists us in our tax planning. Many of our loans have features that may result in timing differences between the actual receipt of income and the inclusion of that income in arriving at our REIT taxable income. Depreciation deductions associated with our consolidated real estate investments and other non-cash expenses, however, help to offset REIT taxable income.

We generate a return on our preferred equity investments primarily through distributions to us at a fixed rate based upon the net cash flow of our investment from the underlying real estate. We usually use this investment structure as an alternative to a mezzanine loan where the financial needs and tax situation of the borrower, the terms of senior financing secured by the underlying real estate or other circumstances make a mezzanine loan less desirable. In these situations, the residual equity in the entity is held by other investors who retain control of the entity. These preferred equity investments generally give us a preferred return before the equity holders as to distributions and upon liquidation, sale or refinancing, provide for distributions to us and contain a mandatory redemption date. They may have conversion or exchange features and voting rights in certain circumstances. In the event of non-compliance with distribution or other material terms, our preferred equity investments may provide that our interest becomes the controlling or sole equity interest in the entity. Although we seek to incorporate some or all of these provisions in our preferred equity investment financings, we may not be able to negotiate the inclusion of any or all of them. Moreover, none of these factors will assure a return on our investment. In addition, all of the entities in which we have non-controlling interests are subject to other financing that ranks senior to our investment. The terms of this senior financing may limit or restrict distributions by the entity to us in the event of a default under such senior financing. See Item 1A—“Risk Factors—Risks Related to Our Investments” below. We believe that our ability to provide a financing structure through these preferred equity investments is advantageous because it allows us flexibility in addressing our borrower’s needs in situations where debt financing may not be appropriate while providing us with rights we believe are sufficient to protect our investment.

The table below summarizes the amounts included in our financial statements for real estate investment interests and preferred equity interests (dollar amounts in thousands):

	December 31, 2006 Book Value	December 31, 2005 Book Value
Multi-family	$34,818	$19,530
Office	96,363	66,657
Retail and other	10,789	614

Subtotal	141,970	86,801
Plus: Escrows and reserves	—	550
Less: Accumulated depreciation	(2,838)	(1,767)

Consolidated and unconsolidated real estate interests	$139,132	$85,584

Our Fee Income

We derive fee income from our investment activities as described below. With respect to fee income generated by our TRSs, we intend to monitor continually the value of our interests in these TRSs so that, in the aggregate, they do not exceed 20% of our gross assets to maintain our REIT compliance. See “Certain REIT and Investment Company Act Limits On Our Strategies” below.

Origination Fees. We originate investments in TruPS, real estate debt and preferred equity securities through Taberna Securities, LLC, or Taberna Securities, a registered broker-dealer and a TRS. Taberna Securities began to originate TruPS during the first quarter of 2006. Taberna Securities receives origination fees paid by TruPS issuers and pays fees to third-party investment banks or brokers that introduce TruPS issuers to us. We also receive origination fees in connection with our origination of commercial real estate loans.

Structuring, Management and Servicing Fees. We provide ongoing management services and loan servicing to CDO investment portfolios under cancellable management agreements through our TRS, Taberna Capital Management, LLC, or Taberna Capital, and with respect to RAIT CRE CDO I, Ltd., or RAIT I, our qualified REIT subsidiary, RAIT Partnership. The management fees are an administrative cost of the CDO entity and are paid by the CDO administrative trustee on behalf of its investors. Structuring and management fees paid to Taberna Capital by CDOs (that we consolidate for financial reporting purposes) are eliminated from our financial statements in consolidation; however, Taberna Capital will be subject to income taxes on such fees in the year in which the fees are received. RAIT Partnership acts as collateral manager and special servicer of RAIT I. If RAIT Partnership becomes an “approved servicer” under rating agency criteria, it will become the primary servicer of this CDO. We are seeking to qualify as an approved servicer.

Investment Process

Our Origination Network. To generate our investments, we rely upon the network of contacts developed by our senior management in the real estate and financial communities, including relationships with regional, national and international investment banking firms that assist us in our origination activities. We believe that our origination network and capabilities are business advantages because they serve as a pipeline of financing opportunities for us. With respect to originating our commercial real estate loans, we also rely on our network of correspondents. Our correspondents consist of mortgage brokers, insurance companies and others with whom we establish referral arrangements that may be exclusive or non-exclusive. Through our “seamless mezzanine” program and our “delegated underwriting” loan program, we have initiated arrangements with several mortgage lenders establishing the terms on which we would provide mezzanine loans in conjunction with mortgage loans made by these lenders.

Credit and Risk Management. The cornerstone of our investment process is credit analysis and risk management. We focus our attention on credit and risk assessment from the earliest stage of our investment selection process. We also screen and monitor all potential investments to determine their impact on maintaining our REIT qualification and our exclusion from regulation under the Investment Company Act. We manage portfolio risk, including the risks related to credit losses, interest rate volatility, liquidity and counterparty credit. We manage credit risk, primarily the risk our borrowers will not repay us, by an integrated and disciplined process which analyzes the sustainability and adequacy of a potential borrower’s cash flow, liquidity and capital and the quality and experience of management. We seek to mitigate interest rate risk and market risk, primarily risks that changes in interest rates will adversely affect our investments, through the prudent use of hedging strategies and by match funding the terms, interest rate and maturity of our investments with our sources of capital. All derivative transactions are entered into with institutional parties with high credit standing to mitigate the counterparty risk associated with these investments.

Our investment process is managed by our management investment committee consisting of the following members of our senior management:

Voting Members:
Betsy Z. Cohen	Chairman of the Board
Daniel G. Cohen	Chief Executive Officer
Jack Salmon	Chief Financial Officer and Treasurer
Ken Frappier	Chief Credit Officer

Non-Voting Members:
Mitchell Kahn	Co-President
Scott Schaeffer	Co-President
Plamen Mitrikov	Executive Vice President—Asset Management

The management investment committee must approve all investments. The management investment committee has the authority to approve investments in an amount up to 5% of our capital ($60.0 million at December 31, 2006) or, in the case of mezzanine loans or preferred equity investments, up to $25.0 million. Investments in excess of these limits must also be approved by a trustee investment committee comprised of Betsy Cohen, Daniel Cohen and four independent trustees whose membership on the trustee investment committee is determined on a rotating basis. Any transactions with a related party regardless of size must be approved by a majority of our independent trustees, which may be satisfied by the approval of the four independent trustees serving on the investment committee or by a majority of the independent trustees serving on the board of trustees.

The investment decision process consists of various types of due diligence and quantitative analyses, depending upon the asset class. The underwriting process involves these steps:

Step 1: Initial Screening

Potential investments are sourced through a variety of channels, including commercial and investment banks, mortgage brokers, other financial sponsors and other intermediaries. We screen investment opportunities considered for our portfolio and determine the viability of the investment opportunity.

Step 2: Call/Visit with Borrower

We obtain information providing a strategic overview regarding the proposed investment from the borrower or securities issuer.

Step 3: Detailed Credit Analysis

We analyze the credit information relevant to the particular investment being proposed. Extensive due diligence and quantitative analysis techniques are applied to the prospective investment. A key focus is analyzing whether the cash flow of the borrower is sufficient to satisfy the terms of our proposed investment.

Step 4: Credit Write-Up

All relevant financial information is presented and analyzed in a written document. After assessing an investment’s relative value, the results of our credit analysis are summarized in a credit report and submitted to the management investment committee for review.

Step 5: Investment Committee Review

The management investment committee further evaluates a potential investment based upon our management team’s experience. The investment committee meets at least weekly so that we can be responsive to attractive and time-sensitive opportunities. Approvals of investments by the management investment committee are by a majority of the management investment committee members entitled to vote. If the amount of the investment exceeds the approval limits of the management investment committee described above, the trustee investment committee must also review and approve the investment.

Step 6: Ongoing Surveillance

Our credit analysts continually monitor our assets for potential credit impairment. If we identify a particular asset exhibiting deterioration in credit, those assets are added to a credit watch list. Our analysts may communicate directly with our borrowers on a regular basis, visit properties, review public filings and reports generated by borrowers and review other sources of data that may impact a particular credit, and will do so even more closely for borrowers who are on one of our watch lists. We may sell assets that we deem to be a credit risk and may incur losses when we do so. We have various obligations to the investors in our CDOs that may require us to take certain actions, such as selling an asset out of a CDO, that impact our decision process with respect to credit deterioration. Our ability to sell more risky assets out of CDOs may conversely be constrained by limits placed on our ability to sell, purchase or substitute collateral under the terms of the CDO indenture. In some cases we may also seek to mitigate credit risks by renegotiating the terms of our loans or TruPS or other debt-instrument indentures, entering into loan forbearance agreements or similar agreements or waving various remedies that we may otherwise have the right to exercise.

Our Financing Strategy

Overview. We use leverage in order to increase potential returns to our shareholders and for financing our portfolio. However, our use of leverage may also have the effect of increasing losses when economic conditions are unfavorable. While we consider leverage for each of our targeted asset classes, our investment policies require no minimum or maximum leverage and we have the discretion, without the need for further approval by our shareholders, to increase the amount of leverage we incur.

Our strategy involves using multiple sources of short-term financing to acquire assets with the ultimate goal of financing these investments on a long-term basis through CDOs and other securitization transactions. We use warehouse facilities and repurchase agreements to fund investments such as commercial real estate loans or TruPS and to acquire other investments. When a sufficient amount of suitable investments under the warehouse facility or repurchase agreement is accumulated, we finance them on a more permanent basis through a CDO or other securitization transactions. We are not limited to CDOs for our refinancing needs, and may use other forms of term financing if we believe that market conditions make it appropriate. While we may use other forms of financing, such as bank financing and asset-backed financing programs, we do not expect that this will be a material part of our financing alternatives.

Warehouse facilities. These facilities are typically lines of credit from financial institutions that we can draw from to fund our investments. We use our warehouse facilities and other short-term financing arrangements to fund our origination of commercial real estate loans, TruPS and to acquire other securities that may be included in a future CDO. Under our TruPS warehouse facilities, we direct the acquisition of securities by a bank that will be the lead manager of the CDO, subject to the warehouse provider’s right to decline our desired acquisition of securities. The warehouse providers then purchase these securities and hold them on their balance sheet. We direct the acquisition of securities by the warehouse providers during the accumulation period. We deposit cash and other collateral, which is held in escrow by the warehouse providers to cover our share of losses should securities default or need to be liquidated. We receive the difference between the interest earned on the securities acquired by the warehouse providers and the interest charged by the warehouse providers from the time the securities are acquired. We also bear the risk of credit losses, if any, generally up to the amount of our cash collateral.

The pool of assets in a warehouse facility typically must meet specified “eligibility” requirements, including term, average life, investment rating, agency rating and sector diversity requirements. There are also specified requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Failure to comply with these requirements could result in either the need to post additional collateral or cancellation of the financing facility.

As of December 31, 2006, we had $1.7 billion in outstanding warehouse facility balances.

Repurchase agreements. We also may finance our investments through the use of repurchase agreements and short-term credit agreements. Under this financing technique, we sell our investments to a counterparty and agree to repurchase the same investments from the counterparty at a price equal to the original sale price plus an interest factor. We account for these agreements as debt, secured by the underlying assets. During the term of a repurchase agreement, we earn interest on the related investment and pay interest to the counterparty. Repurchase agreements generally have maturities of 30 to 90 days while the weighted average life of the investments we will own generally will be longer.

As of December 31, 2006, we had $1.2 billion in outstanding repurchase agreement and other credit agreement balances.

Term financing—CDOs. We expect to finance our investments, including commercial real estate loans and TruPS, through long-term match funding strategies and, in particular, through the use of CDOs. A CDO is a securitization structure in which multiple classes of debt and equity are issued by a special purpose entity to finance a portfolio of assets. Cash flow from the portfolio of assets is used to repay the CDO liabilities sequentially, in order of seniority. The most senior classes of debt typically have credit ratings of “AAA” through “BBB–” and therefore can be issued at yields that are lower than the average yield of the securities backing the CDO. The debt tranches are typically rated based on portfolio quality, diversification and structural subordination. The equity securities issued by the CDO are the “first loss” piece of the capital structure, but they are entitled to all residual amounts available for payment after the obligations to the debt holders have been satisfied.

Unlike typical securitization structures, the underlying assets in our CDO pool may be sold or repaid, subject to certain limitations, without a corresponding pay-down of the CDO debt, provided the proceeds are reinvested in qualifying assets. As a result, CDOs enable the sponsor to actively manage the pool of assets. We believe CDO financing structures may be an appropriate financing technique for our targeted asset classes because they will enable us to lock in our cost of funds on a long-term basis and minimize the risk that we will have to refinance our liabilities before our investments mature, while giving us the flexibility to manage credit risk.

As of December 31, 2006, our management team had structured nine CDOs, including CDOs structured at Taberna prior to our merger involving Taberna as follows: Taberna Preferred Funding I, Ltd., or Taberna I, Taberna Preferred Funding II, Ltd., or Taberna II, Taberna Preferred Funding III, Ltd., or Taberna III, Taberna Preferred Funding IV, Ltd., or Taberna IV, Taberna Preferred Funding V, Ltd., or Taberna V, Taberna Preferred Funding VI, Ltd., or Taberna VI, Taberna Preferred Funding VII, Ltd., or Taberna VII, Taberna Europe CDO I, P.L.C., or Taberna Europe I, and RAIT I, all of which we manage. Set forth below is certain information about each CDO as of December 31, 2006 or January 31, 2007 in the case of Taberna Europe I since it was not completed until January 2007.

CDO	Type of Collateral	Total Collateral Amount	Equity and Debt Interests Held by Us	Total Par Amount
Taberna I	TruPS, subordinated debt, CMBS and unsecured REIT notes	$700.0 million	None	$ —

Taberna II	TruPS, subordinated debt, CMBS and unsecured REIT notes	$1.0 billion	52.8% preference shares; $15.5 million “BB” rated debt	$62.5 million

Taberna III	TruPS, subordinated debt, CMBS and unsecured REIT notes	$750.0 million	55.0% preference shares; $23.0 million “BB”- rated debt; $17.0 million “BBB” rated debt	$70.3 million

Taberna IV	TruPS, subordinated debt, CMBS and unsecured REIT notes	$650.0 million	53.5% preference shares; $24.8 million “BB” rated debt; $6.8 million “BBB” rated debt	$54.1 million

Taberna V	TruPS, subordinated debt, CMBS and unsecured REIT notes	$700.0 million	54.7% preference shares; $14.0 million “BBB” rated debt	$36.0 million

Taberna VI	TruPS, subordinated debt, senior secured loans, CMBS and unsecured REIT notes	$700.0 million	55.3% preference shares; $3.0 million “BB” rated debt	$29.0 million

Taberna VII	TruPS, subordinated debt, first mortgages, CMBS and unsecured REIT notes	$700.0 million(1)	59.1% preference shares; $21.0 million “BB” rated debt	$49.8 million

CDO	Type of Collateral	Total Collateral Amount	Equity and Debt Interests Held by Us	Total Par Amount

Taberna Europe I	Subordinated debt, senior loans, CMBS and other real estate-related assets	€600.0 million(1)	49% of subordinated notes; €14.0 million “BB” rated debt	€25.3 million

RAIT I	Commercial mortgages and mezzanine loans	$1.0 billion(1)	100% of equity; $35.0 million of “BB” rated debt	$200.0 million

(1)	This CDO is currently in its “ramp” period, which means that the CDO is still acquiring collateral. This amount represents the total amount of collateral expected to be owned by the CDO when the ramp period closes.

The equity securities that we own in the CDOs shown in the table are subordinate in right of payment and in liquidation to the collateralized debt securities issued by the CDOs. We may also own common shares, or the non-economic residual interest, in certain of the entities above.

The investors that acquire interests in our CDOs include large, international financial institutions, funds, high net worth individuals and private investors. We own no equity or debt securities issued by the Taberna I CDO and the assets, liabilities and financial results of Taberna I are not part of our consolidated financial information. We consolidate Taberna II, Taberna III, Taberna IV, Taberna V, Taberna VI, Taberna VII and RAIT I for financial reporting purposes. As of December 31, 2006, our consolidated indebtedness included approximately $5.0 billion in principal amount of debt securities issued by the CDOs that we consolidate.

Through December 31, 2006, we completed five securitizations of residential mortgage loans, which had aggregate unpaid principal balances of approximately $4.0 billion. Additionally, we held $748.8 million of residential mortgage loans in whole loan form as of December 31, 2006. The loans are held by owners’ trusts that are wholly owned by Taberna Loan Holdings I, LLC, one of our wholly-owned subsidiaries. Each trust issued debt securities rated “AAA” by Standard & Poor’s in the public capital markets. Each trust also issued classes of debt securities rated below “AAA,” all of which we acquired and continue to hold. The securities that we hold include all of the ownership certificates in the trusts and all of the securities rated from “AA” through “B,” together with non-rated and interest-only securities issued by the securitization entities. Our securities represent the first-dollar loss position in these securitizations, meaning that we would suffer losses on our investment before the holders of the “AAA” rated securities. We treat these securitizations, and will treat similar securitizations that we expect to complete in the future, as consolidated, secured borrowings for financial reporting and U.S. federal income tax purposes. We recorded no gain on our transfer of the loans to the trusts.

We will continue to structure CDOs and other securitizations collateralized by TruPS, mortgage loans, CMBS, RMBS and other assets. In future CDOs or securitizations we structure, we may acquire some or all of the equity or debt securities issued in the transaction and earn a spread between the yield on our assets and the yield on the securities issued by the CDO or securitization entity. When we consolidate a CDO, this spread is reflected in our financial statements as a reduction in the amount of interest expense we accrue for that CDO. When we hold the debt or equity securities of a CDO we do not consolidate, any amounts we receive from those securities would be reported in our results of operations.

Term Financing-Lines of Credit. We are party to a senior unsecured line of credit, or unsecured line, in an amount up to $335.0 million, with the right to request an increase in the unsecured line of up to a maximum of $350.0 million. Borrowing availability under the unsecured line is based on specified percentages of the value of eligible assets. We are also party to two $30.0 million secured lines of credit and a $50.0 million secured line of credit. For a description of the terms of these lines of credit, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” These lines of credit are used for purchases of investments and general corporate purposes.

Hedging and interest rate risk management strategy. We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. REITs generally are able to enter into transactions to hedge indebtedness used to acquire real estate assets, provided that the total gross income from such hedges and other non-qualifying sources does not exceed 25% of the REIT’s total gross income.

We engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or potentially other influences on the values of our assets. We may be required to implement some of these techniques through a TRS that is fully subject to corporate income taxation. Our interest rate management techniques include:

•	puts and calls on securities or indices of securities;

•	interest rate swaps, including options and forward contracts;

•	interest rate caps, including options and forward contracts;

•	interest rate collars, including options and forward contracts; and

•	interest rate lock agreements, principally Treasury Lock agreements.

We may from time to time enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates under short-term repurchase agreements. Interest rate swap agreements have historically been structured such that the party seeking the hedge protection receives payments based on a variable interest rate and makes payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset mechanisms for LIBOR. The repurchase agreements generally have maturities of 30 to 90 days and carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements will effectively fix our borrowing cost and will not be held for speculative or trading purposes. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk.”

Interest rate management techniques do not eliminate interest rate risk but, rather, seek to mitigate it. See Item 1A—“Risk Factors—Risks Related to Our Business—Our hedging transactions may not completely insulate us from interest rate risk, which could cause volatility in our earnings.”

Certain REIT and Investment Company Act Limits On Our Strategies

REIT Limits

We conduct our operations so as to qualify as a REIT and cause Taberna to conduct its operations to qualify as a REIT. For a discussion of the tax implications of our and Taberna’s REIT status to us and our shareholders, see “Material U.S. Federal Income Tax Considerations” contained in Exhibit 99.1 of this Annual Report on Form 10-K. To qualify as a REIT, we and Taberna must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to shareholders and the ownership of common shares. In order to satisfy these tests, we and Taberna may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our or Taberna’s investment performance. These requirements include the following:

•

At least 75% of each of our and Taberna’s total assets and 75% of gross income must be derived from qualifying real estate assets, whether or not such assets would otherwise represent our or Taberna’s best investment alternative. For example, since neither TruPS nor equity in corporate entities that hold TruPS, such as CDOs, will be qualifying real estate assets, Taberna (and we, to the extent that we invest in such assets) must hold substantial investments in qualifying real estate assets, including mortgage loans and CMBS, which typically have lower yields than TruPS.

•

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including any mortgage loans, held in inventory or primarily for sale to customers in the ordinary course of business. The prohibited transaction tax may apply to any sale of assets to a CDO and to any sale of CDO securities, and therefore may limit our and Taberna’s ability to sell assets to or equity in CDOs and other assets.

•

Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. Taberna Capital, Taberna Securities, Taberna Bermuda, Taberna Securities (U.K.) Ltd., or Taberna Securities UK, Taberna Funding LLC, or Taberna Funding, Taberna Equity Funding, Ltd., or Taberna Equity Funding and Taberna’s non-U.S. corporate subsidiaries are TRSs. Taberna expects to own interests in additional TRSs in the future, particularly in connection with its CDO transactions. However, Taberna’s ability to invest in CDOs that are structured as TRSs and to grow or expand the fee-generating businesses of Taberna Capital and Taberna Securities, as well as the business of Taberna Funding, Taberna UK and future TRSs Taberna may form, will be limited by Taberna’s need to meet this 20% test, which may adversely affect distributions Taberna pays to us.

•

The REIT provisions of the Internal Revenue Code limit our and Taberna’s ability to hedge mortgage-backed securities, preferred securities and related borrowings. Except to the extent provided by the regulations promulgated by the U.S. Treasury Department, or the Treasury regulations, any income from a hedging transaction we or Taberna enter into in the normal course of business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in the Treasury regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test (and will generally constitute non-qualifying income for purposes of the 75% gross income test). To the extent that we or Taberna enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result, we or Taberna might have to limit use of advantageous hedging techniques or implement those hedges through TRSs. This could increase the cost of our or Taberna’s hedging activities or expose it or us to greater risks associated with changes in interest rates than we or it would otherwise want to bear.

There are other risks arising out of our and Taberna’s need to comply with REIT requirements. See Item 1A—“Risk Factors-Tax Risks” below.

Investment Company Act Limits

We conduct our operations so that we are not required to register as an investment company. Under Section 3(a)(1) of the Investment Company Act, a company is not deemed to be an “investment company” if:

•	it neither is, nor holds itself out as being, engaged primarily, nor proposes to engage primarily, in the business of investing, reinvesting or trading in securities; and

•

it neither is engaged nor proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and does not own or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the 40% test. “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We rely on the 40% test. Because we are a holding company that conducts our businesses through wholly-owned or majority-owned subsidiaries, the securities issued by our subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. In fact, based on the relative value of our investment in

Taberna, on the one hand, and our investment in RAIT Partnership, on the other hand, we can comply with the 40% test only if Taberna satisfies the 40% test on which it relies (or another exemption other than Section 3(c)(1) or 3(c)(7)) and RAIT Partnership complies with Section 3(c)(5)(c) or 3(c)(6), the exemptions upon which it relies (or another exemption other than Section 3(c)(1) or 3(c)(7)). This requirement limits the types of businesses in which we may engage through our subsidiaries.

Because RAIT Partnership and the two wholly-owned subsidiaries through which we hold 100% of the partnership interests in RAIT Partnership—RAIT General, Inc. and RAIT Limited, Inc.—will not be relying on Section 3(c)(1) or 3(c)(7) for their respective Investment Company Act exemptions, our investments therein will not constitute “investment securities” for purposes of the 40% test.

RAIT Partnership, our subsidiary that holds, directly and through wholly-owned or majority-owned subsidiaries, a substantial portion of our assets intends to conduct its operations so that it is not required to register as an investment company in reliance on the exemption from Investment Company Act regulation provided under Section 3(c)(5)(c). RAIT Asset Holdings LLC, a wholly-owned subsidiary of RAIT Partnership also intends to be exempt from Investment Company Act regulation under Section 3(c)(5)(c). RAIT Partnership may also from time to time rely on the exemption from Investment Company Act regulation provided under Section 3(c)(6).

Any entity relying on Section 3(c)(5)(c) for its Investment Company Act exemption must have at least 55% of its portfolio invested in qualifying assets (which in general must consist of mortgage loans, mortgage backed securities that represent the entire ownership in a pool of mortgage loans and other liens on and interests in real estate) and another 25% of its portfolio invested in other real estate-related assets. Based on no-action letters issued by the Staff of the SEC, we classify our investments in mortgage loans as qualifying assets, as long as the loans are “fully secured” by an interest in real estate. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then we consider the loan to be a qualifying asset. We do not consider loans with loan-to-value ratios in excess of 100% to be qualifying assets that come within the 55% basket, but only real estate-related assets that come within the 25% basket. We treat our mezzanine loans as real estate-related assets that come within the 25% basket. The treatment of other investments as qualifying assets and real estate-related assets, including equity investments in subsidiaries, is based on the characteristics of the underlying asset, in the case of a directly held investment, or the characteristics of the assets of the subsidiary, in the case of equity investments in subsidiaries.

Any entity relying on Section 3(c)(6) for its Investment Company Act exemption must be primarily engaged, directly or through majority-owned subsidiaries, in one or more specified businesses, including a business described in Section 3(c)(5)(c), or in one or more of such businesses (from which not less than 25% of its gross income during its last fiscal year was derived), together with an additional business or businesses other than investing, reinvesting, owning, holding or trading in securities.

As of December 31, 2006, less than 55% of RAIT Partnership’s assets constituted qualifying assets. RAIT Partnership brought its assets into compliance with the 55% test on January 9, 2007. For the period of non-compliance, we relied for our exemption from registration under the Investment Company Act upon Rule 3a-2, which provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excepted activity but that temporarily fail to meet the requirements for another exemption from registration as an investment company. RAIT Partnership was in compliance with the 55% test at September 30, 2006. As required by the rule, after we learned that we were out of compliance, our Board of Trustees promptly adopted a resolution declaring our bona fide intent to be engaged in excepted activities and we restored our assets to compliance.

Reliance upon Rule 3a-2 is permitted only once every three years. As a result, if RAIT Partnership fails to meet either the 55% test or the 25% test of Section 3(c)(5)(c), or if we otherwise fail to maintain our exclusion from registration, within that three year period, and another exemption is not available, we may be required to register as an investment company, or we or RAIT Partnership may be required to acquire and/or dispose of assets in order to meet the Section 3(c)(5)(c) or other tests for exclusion. Any such asset acquisitions or dispositions may be of assets that we or RAIT Partnership would not acquire or dispose of in the ordinary course of our business, may be at unfavorable prices or may impair our ability to make distributions to shareholders and result in a decline in the price of our common shares. If we are required to register under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Accordingly, registration under the Investment Company Act could limit our ability to follow our current investment and financing strategies, impair our ability to make distributions to our common shareholders and result in a decline in the price of our common shares.

Taberna, like RAIT, is a holding company that conducts its operations through subsidiaries. Accordingly, we intend to monitor Taberna’s holdings such that it will satisfy the 40% test. Similar to securities issued to us, the securities issued to Taberna by its subsidiaries that are excepted from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities Taberna may own, may not have a combined value in excess of 40% of the value of its total assets on an unconsolidated basis. This requirement limits the types of businesses in which Taberna may engage through these subsidiaries.

We make the determination of whether an entity is a majority-owned subsidiary of RAIT, RAIT Partnership or Taberna. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies, including future CDO subsidiaries, in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. Neither RAIT, RAIT Partnership nor Taberna has requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies, including CDO issuers, as majority-owned subsidiaries, we would need to adjust our respective investment strategies and invest our respective assets in order to continue to pass the 40% test. Any such adjustment in its investment strategy could have a material adverse effect on Taberna and us.

A majority of Taberna’s subsidiaries are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder with respect to the assets in which they can invest to avoid being regulated as an investment company. In particular, Taberna’s subsidiaries that issue CDOs generally rely on Rule 3a-7, an exemption from the Investment Company Act provided for certain structured financing vehicles that pool income-producing assets and issue securities backed by those assets. Such structured financings may not engage in portfolio management practices resembling those employed by mutual funds. Accordingly, each Taberna CDO subsidiary that relies on Rule 3a-7 is subject to an indenture which contains specific guidelines and restrictions limiting the discretion of the CDO issuer. Accordingly, the indenture prohibits the CDO issuer from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Certain sales and purchases of assets, such as dispositions of collateral that has gone into default or is at risk of imminent default, may be made so long as they do not violate the guidelines contained in each indenture and are not based primarily on changes in market value. The proceeds of permitted dispositions may be reinvested in collateral that is consistent with the credit profile of the CDO under specific and predetermined guidelines. In addition, absent obtaining further guidance from the SEC, substitutions of assets may not be made solely for the purpose of enhancing the investment returns of the holders of the equity securities issued by the CDO issuer. As a result of these restrictions, Taberna’s CDO subsidiaries may suffer losses on their assets and Taberna may suffer losses on its investments in its CDO subsidiaries.

Taberna’s subsidiaries that hold real estate assets, Taberna Realty Holdings Trust, Taberna Loan Holdings I, LLC and the mortgage loan securitization trusts that are wholly owned by Taberna Loan Holdings I, LLC, rely on the exemption from registration provided by Section 3(c)(5)(c) of the Investment Company Act because each of these entities owns legal title to whole residential mortgage loans. The restrictions of Section 3(c)(5)(c) will limit the ability of these subsidiaries to invest directly in TruPS, mortgage-backed securities that represent less than the entire ownership in a pool of mortgage loans, unsecured debt and preferred securities issued by REITs and real estate companies or in assets not related to real estate. Taberna Realty Holdings Trust’s assets consist exclusively of whole residential mortgage loans to which it has legal title. Taberna Loan Holdings I, LLC’s investments consist exclusively of its holdings in the securities of five wholly-owned subsidiaries. Each of these subsidiaries’ assets consists exclusively of whole residential mortgage loans to which it has legal title and the unilateral right to foreclose. We believe that each of these entities is exempt from registration as an investment company pursuant to Section 3(c)(5)(c) under the Investment Company Act. Taberna’s subsidiaries that engage in operating businesses (e.g., Taberna Securities and Taberna Capital) are not subject to the Investment Company Act. To the extent Taberna Realty Holdings Trust, Taberna Loan Holdings I, LLC or another subsidiary of Taberna invests in other types of assets such as RMBS, CMBS and mezzanine loans, we will not treat such assets as qualifying real estate assets for purposes of determining the subsidiary’s eligibility for the exemption provided by Section 3(c)(5)(c) unless such treatment is consistent with the guidance of the SEC as set forth in non-action letters, interpretative guidance or an exemptive order.

If the combined value of the investment securities issued to Taberna by its subsidiaries that are excepted by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities Taberna may own, exceeds 40% of Taberna’s total assets on an unconsolidated basis, Taberna may be required either (a) to substantially change the manner in which Taberna conducts its operations or (b) to rely on Section 3(c)(1) or 3(c)(7) to avoid having to register as an investment company, either of which could have an adverse effect on Taberna and us. If Taberna were to rely on Section 3(c)(1) or 3(c)(7), then we would no longer comply with our own exemption from registration as an investment company.

None of RAIT, RAIT Partnership or Taberna has received a no-action letter from the SEC regarding whether it complies with the Investment Company Act or how its investment or financing strategies fit within the exclusions from regulation under the Investment Company Act that it is using. To the extent that the SEC provides more specific or different guidance regarding, for example, the treatment of assets as qualifying real estate assets or real estate-related assets, we may be required to adjust these investment and financing strategies accordingly. Any additional guidance from the SEC could provide additional flexibility to us and Taberna, or it could further inhibit the ability of Taberna and our combined company to pursue our respective investment and financing strategies which could have a material adverse effect on us.

Competition

We are subject to significant competition in all aspects of our business. Existing industry participants and potential new entrants compete with us for the available supply of investments suitable for origination or acquisition, as well as for debt and equity capital. We compete with many third parties engaged in real estate finance and investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. We are aware that third parties have recently raised substantial funds, or are seeking to raise funds, in order to offer financing such as TruPS, commercial mortgage and mezzanine loans to our target customers. These third parties include firms that have traditionally offered TruPS products to banks and insurance companies. We expect that competition, particularly in our TruPS, commercial mortgage and mezzanine loan business, will continue to increase, and that other companies and funds with investment objectives similar to ours may be organized in the future. Some of these competitors have, or in the future may have, substantially greater financial resources than we do and generally may be able to accept more risk. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, competition may lead us to pay a greater portion of the origination fees that we expect to collect in our future origination activities to third-party investment banks and brokers that introduce borrowers to us in order to continue to generate new business from these sources.

Employees

As of February 26, 2007, we had 70 employees and believe our relationships with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our internet address is http://www.raitft.com. We make our SEC filings available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our website.

Item 1A. Risk Factors

This section describes material risks affecting our business. In addition, in connection with the forward-looking statements that appear in this annual report, we urge you to review carefully not only the factors discussed below but also the cautionary statements referred to in “Forward-Looking Statements.”

Risks Related to the Merger

Combining the businesses of RAIT and Taberna may be more difficult, costly or time-consuming than we expected.

We completed our acquisition of Taberna through a merger transaction in December 2006. It is possible that the process of integrating RAIT and Taberna could result in the disruption of our business or inconsistencies in our standards, systems, controls, procedures and policies. This could adversely affect our ability to manage our business or to achieve the anticipated benefits of the merger. Moreover, current and prospective employees may experience uncertainty about their roles with the combined company. Our success may depend in large part on our ability to integrate the two businesses successfully and our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth. As a result, we face significant challenges:

•	in maintaining adequate financial and business controls,

•	implementing new or updated information and financial systems and procedures, and

•	in training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

If we are not able to manage our expanding operations effectively or cannot continue to grow, we may be unable to control our expenses or generate revenues sufficient to increase or maintain our current level of distributions.

Risks Related to Our Business

Our organizational documents do not limit our ability to enter into new lines of businesses, and we may enter into new businesses, make future strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties in our business.

Our organizational documents do not limit us to our current business lines. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business. In addition, we expect opportunities will arise to acquire other companies, including REITs, managers of investment products or originators of real estate debt. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, and (iii) combining or integrating operational and management systems and controls and (iv) compliance with applicable regulatory requirements including those required under the Internal Revenue Code and the Investment Company Act. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputation damage relating to, systems, controls and personnel that are not under our control.

Failure to procure adequate capital and funding would adversely affect our results.

We depend upon the availability of adequate funding and capital from a limited number of sources. The failure to secure financing on acceptable terms or in sufficient amounts could reduce our taxable income by increasing our financing expense. A reduction in our net taxable income could impair our liquidity and our ability to pay distributions to our shareholders. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us.

Pending the structuring of a CDO or other securitization or term financing arrangement, we may finance assets through borrowings under short-term warehouse and repurchase facilities. Our lenders may decline to purchase assets on our behalf at their sole discretion and we are subject to conditions under these warehouse arrangements that are independent of our performance or the performance of the underlying assets, including, for example, eligibility requirements, the state of the CDO market or market for similar assets generally, regulations or internal policies governing our lenders’ operations and concentration limits or other limits or requirements imposed on securitized pools by rating agencies. Our ability to obtain or continue repurchase facilities may also depend on the counterparties’ ability to refinance our obligations with third parties. If there is a disruption of the repurchase market or in the securitization market generally, or if one of the counterparties is itself unable to access the repurchase market, or is unwilling to finance assets that we present for financing for any other reason, our ability to conduct our business would be impaired. In addition, if the regulatory capital requirements imposed on our lenders change, the lenders may decline to provide financing to us at acceptable terms or in sufficient amounts. We cannot assure you that we will be able to renew or replace our respective financing arrangements when they expire or if terminated on terms that are acceptable to us, or at all.

Our business requires a significant amount of cash, and if such cash is not available, our business and financial performance will be significantly harmed.

Our business requires a substantial amount of cash to fund investments, to pay expenses and to acquire and hold assets. As REITs, we and Taberna must distribute at least 90% of REIT taxable income to our respective shareholders, determined without regard to the deduction for dividends paid and excluding net capital gain, which substantially limits our ability to accumulate cash from our operations. In addition, since most of our borrowing arrangements allow our lenders to make margin calls, we could be required to make cash payments to our lenders in the event that there is a decline in the market value of the assets that collateralize our debt or for other reasons.

We expect that our primary sources of working capital and cash will consist of:

•	the net proceeds of offerings of our securities;

•	warehouse and repurchase facilities and secured and unsecured lines of credit;

•	operating profits and the proceeds from financing our investments.

We cannot assure you that we will be able to generate a sufficient amount of cash to execute successfully our business strategy.

Our reliance on significant amounts of debt to finance investments may subject us to an increased risk of loss, reduce our return on investments, reduce our ability to pay distributions to our shareholders and possibly result in the foreclosure of any assets subject to secured financing.

We incur a significant amount of debt to finance operations, which could compound losses and reduce our ability to pay distributions to our shareholders. We generally leverage our portfolio through the use of bank credit facilities, repurchase agreements, warehouse facilities, CDOs, other securitizations and other borrowings. The leverage we employ will vary depending on our ability to obtain financing, the loan-to-value and debt service coverage ratios of the assets, the yield on the assets, the targeted leveraged return we expect from the portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Changes in market conditions may cause the cost of financing to increase relative to the income that we can derive from investments, which may impair the returns we can achieve and our ability to pay distributions to our shareholders.

Our debt service payments reduce the net income available for distributions to our shareholders. Moreover, we may not be able to meet debt service obligations to which we are subject. Substantially all of our assets are pledged as collateral for borrowings. In addition, the assets of the CDOs that we consolidate collateralize the debt obligations of the CDOs and are not available to satisfy other creditors. To the extent that we fail to meet debt service obligations, we risk the loss of some or all of our respective assets to foreclosure or sale to satisfy these debt obligations. Under repurchase agreements, our lenders may have the ability to liquidate our assets through an expedited process. Currently, our declaration of trust and bylaws do not impose any limitations on the extent to which we may leverage our respective assets.

As our warehouse facilities or other short-term borrowing instruments mature, we will be required either to enter into new financing arrangements or to sell certain of our portfolio investments. An increase in short-term interest rates at the time that we seek to enter into new financing arrangements would reduce the spread between returns on our portfolio investments and the cost of our borrowings. This change in interest rates would reduce returns on our portfolio investments that are subject to prepayment risk, including our mortgage-backed securities investments, which might reduce earnings and, in turn, distributions we make to our shareholders.

Our financing arrangements contain covenants that restrict our operations, and any default under these arrangements would inhibit our ability to grow our business, increase revenue and pay distributions to our shareholders.

Our financing arrangements contain extensive restrictions and covenants. Failure to meet or satisfy any of these covenants could result in an event of default under these agreements. These agreements may contain cross-default provisions so that an event of default under any agreement will trigger an event of default under other agreements, giving our lenders the right to declare all amounts outstanding under their particular credit agreement to be immediately due and payable, and enforce their rights by foreclosing on or otherwise liquidating collateral pledged under these agreements.

Our financing arrangements also restrict our ability to, among other things:

•	incur additional debt;

•	make certain investments or acquisitions; and

•	engage in mergers or consolidations.

Furthermore, certain of our repurchase agreements, for example, require that we satisfy certain covenants with respect to our financial condition and maintain our qualification as a REIT, and restrict our ability to make material changes to our business and to enter into transactions with affiliates. In addition, under certain related repurchase agreement guarantees, we may not, without the prior written consent of the lender, pay dividends in excess of what is reasonably necessary for us to maintain our qualification as a REIT. Upon an event of default, we are prohibited from paying any dividend without the prior written consent of the lender.

These restrictions may interfere with our ability to obtain financing or to engage in other business activities. Furthermore, our default under any of our financing arrangements could have a material adverse effect on our business, financial condition, liquidity and results of operations and our ability to make distributions to our shareholders.

Our hedging transactions may not completely insulate us from interest rate risk, which could cause volatility in our earnings.

Subject to limits imposed by our desire to maintain our and Taberna’s respective qualification as a REIT, we enter into hedging transactions to limit exposure to changes in interest rates. We are therefore exposed to risks associated with such transactions. We have entered into, and expect to continue to enter into, interest rate swap agreements. We may also use instruments such as forward contracts and interest rate caps, currency swaps, collars and floors to seek to hedge against fluctuations in the relative values of portfolio positions from changes in market interest rates. Hedging against a decline in the values of portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price.

The success of hedging transactions undertaken by us will depend on our ability to structure and execute effective hedges for the assets we hold and, to a degree, on our ability to anticipate interest rate or currency value fluctuations, the expected life of our assets or other factors. Our failure to do so may result in poorer overall investment performance than if we had not engaged in such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

For accounting purposes, our interest in our warehouse facilities is reflected in our financial statements as a non-hedge derivative and is recorded at fair value. Changes in the fair value of this non-hedge derivative are reflected in our earnings. Changes in fair value can be caused by changes in interest rates that are not fully hedged. To the extent that we fail to hedge fully against adverse fluctuations in interest rates, our earnings will be impacted.

Accounting for hedges under U.S. generally accepted accounting principles, or GAAP, is extremely complicated. We may fail to qualify for hedge accounting in accordance with GAAP, which could have a material effect on our earnings as described above.

While we use hedging to mitigate certain risks, our failure to completely insulate the portfolios from those risks may cause greater volatility in our earnings.

Our ability to use TRSs, and consequently our ability to establish fee-generating businesses and invest in CDOs, will be limited by the election made by Taberna and us, respectively, to be taxed as a REIT, which may adversely affect returns to our shareholders.

Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. Taberna Capital, Taberna Securities, Taberna Capital (Bermuda) Ltd., which we refer to as Taberna Bermuda, Taberna Securities (U.K.) Ltd., which we refer to as Taberna Securities UK, Taberna Funding LLC, which we refer to as Taberna Funding, Taberna Equity Funding and our non-U.S. corporate subsidiaries are TRSs. We expect to own interests in additional TRSs in the future, particularly in connection with our CDO transactions. However, our ability to invest in CDOs that are structured as TRSs and to expand the fee-generating businesses of Taberna Capital and Taberna Securities, as well as the business of Taberna Funding, Taberna Securities UK and future TRSs we may form, will be limited by our and Taberna’s need to meet this 20% test, which may adversely affect distributions we pay to our shareholders.

We operate in a highly competitive market which may have a material adverse effect on our business, financial condition, liquidity and results of operations.

We are subject to significant competition in all of our business lines. We compete with many third parties engaged in finance and real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. Various third parties have raised substantial funds, or are seeking to raise funds, in order to offer TruPS and commercial real estate loans or similar products to our target customers and have sponsored CDOs to finance such offerings. We expect that competition will continue to increase, and that other companies and funds with investment objectives similar to ours may be organized in the future. Some of these competitors have, or in the future may have, substantially greater financial resources than we do and generally may be able to accept more risk. As such, they have the ability to make larger loans and to reduce the risk of loss from any one loan by having a more diversified loan portfolio. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. An increase in the general availability of funds to lenders, or a decrease in the amount of borrowing activity, may increase competition for making loans and may reduce obtainable yields or increase the credit risk inherent in the available loans.

In addition, competition may lead us to pay a greater portion of the origination fees that we expect to collect in our future origination activities to third-party investment banks and brokers that introduce their clients to us in order to continue to generate new business from these sources or otherwise may reduce the fees we are able to earn in connection with our business lines.

Competition may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms and reducing the fee income we realize from the origination, structuring and management of CDOs. It may also make it more difficult to obtain appreciation interests and increase the price, and thus reduce potential yields, on discounted loans we acquire.

Cohen Brothers, LLC d/b/a Cohen & Company, or C & Co., and its various subsidiaries or entities managed by its affiliates will compete with us in the origination of TruPS or similar instruments upon the termination of the non-competition agreement between Taberna and C & Co. C & Co. is a diversified financial services company with significant experience in originating TruPS and other preferred equity securities and structuring and managing securitizations or CDOs involving such securities. This agreement terminates on the earliest to occur of (a) any date mutually agreed upon by both parties; (b) the occurrence of a change of control of Taberna (other than pursuant to Taberna’s merger involving us); (c) April 28, 2008; or (d) the date that Daniel G. Cohen’s employment as Taberna’s chief executive officer is terminated by Taberna without cause. There are no agreements that prevent C & Co., its affiliates or entities managed by them from competing with us in any other aspects of our business.

We may not be able to acquire eligible securities for CDO issuances or other securitizations on favorable economic terms, and may not be able to structure CDOs and other securitizations on attractive terms. The assets acquired by our warehouse providers or financed by us using repurchase agreements may not be suitable for a future CDO transaction, which may require us to seek more costly financing for investments or to liquidate assets.

We acquire real estate securities and mortgage loans and finance them on a long-term basis through the issuance of CDOs and other types of securitizations. Under our TruPS warehouse facilities, we direct the acquisition of securities by banks that are our warehouse providers. However, our warehouse providers have the right to decline to acquire the securities we identify. We deposit cash and other collateral, which is held in escrow by the warehouse providers to cover our share of losses in the event that such securities need to be liquidated. The warehouse providers then purchase the securities and hold them on their balance sheet. Our lenders have the right to liquidate assets acquired under our warehouse facilities upon the occurrence of certain events, such as a default or a decline in credit quality that may lead to a default. We will share in losses suffered by our lenders in the event of a liquidation, generally up to the value of the collateral we maintain with the lenders although, if we have engaged in fraud, intentional misconduct or criminal conduct, some of our warehouse facilities make us fully liable for any losses. We are also subject to the risk that, during the warehouse period, a sufficient amount of eligible assets will not be acquired to maximize the efficiency of a CDO issuance or other securitization and the risk that the assets acquired by our warehouse providers may not be suitable for a CDO issuance. In addition, disruptions in the capital markets generally, or in the securitization markets, specifically, may make the issuance of a CDO or another securitization transaction less attractive or even impossible. If we are unable to securitize assets, or if doing so is not economical, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at a price that could result in a loss of all or a portion of the cash and other collateral backing our purchase commitment.

The use of CDO financings with over-collateralization requirements may have a negative impact on our cash flow and may trigger certain termination provisions in the related collateral management agreements.

The terms of the CDOs we structure generally provide that the principal amount of assets must exceed the principal balance of the related securities issued by them by a certain amount, commonly referred to as “over-collateralization.” The CDO terms provide that, if certain delinquencies and/or losses exceed the specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the CDO securities, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. In addition, a failure by a CDO to satisfy an over-collateralization test typically results in accelerated distributions to the holders of the senior debt securities issued by the CDOs. Our equity holdings and, when we acquire debt interests in CDOs, our debt interests, are subordinate in right of payment to the other classes of debt securities issued by the CDOs. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the CDO securities. There can be no assurance that the performance tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future CDOs, there can be no assurance of the actual terms of the CDO delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of our net income. Failure to obtain favorable terms with regard to these matters may materially and adversely affect our net income. In addition, collateral management agreements typically provide that if certain over-collateralization tests are failed, the collateral management agreement may be terminated by a vote of the security holders. If the assets held by CDOs fail to perform as anticipated, our earnings may be adversely affected, and over-collateralization or other credit enhancement expenses associated with our CDO financings will increase.

Our CDOs and other securitizations are collateralized with loans and real estate securities, and any adverse market trends that affect these real estate securities are likely to adversely affect our CDOs and other securitizations.

We expect that future CDO issuances and other securitizations by us will be backed by mortgage loans, mezzanine loans, TruPS, other senior and subordinated real estate company securities, other preferred securities, RMBS, CMBS or other real estate-related securities. Any adverse market trends that affect the value of these types of assets will adversely impact the value of our interests in CDOs and other securitizations. Such trends could include declines in real estate values in certain geographic markets or sectors, underperformance of real estate securities issued in a particular year, or changes in U.S. federal income tax laws that could affect the performance of securities issued by REITs and other real estate operating companies.

Representations and warranties made by us in loan sales and securitizations may subject us to liability that could result in loan losses and could harm our operating results and, therefore distributions we make to our shareholders.

In connection with securitizations, we make representations and warranties regarding the assets transferred into securitization trusts. The trustee in the securitizations has recourse to us with respect to the breach of the representations and warranties regarding the loans made at the time such assets are transferred. While we generally have recourse to loan originators for any such breaches, there can be no assurance of the originators’ abilities to honor their respective obligations. We generally attempt to limit the potential remedies of the trustee to the potential remedies we have against the originators from whom we acquired the assets. However, in some cases, the remedies available to the trustee may be broader than those available to us against the originators of the assets and, in the event the trustee enforces its remedies against us, we may not always be able to enforce whatever remedies are available to us against the originators of the loans. Furthermore, if we discover, prior to the securitization of a mortgage loan that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or may have to sell the mortgage at a discount.

Loss of our management team or the ability to attract and retain key employees could harm our business.

The real estate finance business is very labor-intensive. We depend on our management team to attract customers for financing by, among other things, developing relationships with issuers, financial institutions and others. These relationships can lead to repeat and referral business. The market for skilled personnel is highly competitive and has historically experienced a high rate of turnover. Due to the nature of our business, we compete for qualified personnel not only with companies in our business, but also in other sectors of the financial services industry. Competition for qualified personnel may lead to increased hiring and retention costs. We cannot guarantee that we will be able to attract or retain qualified personnel at reasonable costs or at all. If we are unable to attract or retain a sufficient number of skilled personnel at manageable costs, it could impair our ability to execute our investment strategies successfully, reduce our earnings and reduce our ability to increase or maintain our current level of distributions.

We depend on information systems and third parties. Systems failures could significantly disrupt our business, which may, in turn, impair our ability to pay distributions to our shareholders.

Our business depends on communications and information systems. Any failure or interruption of these systems could cause delays or other problems in our activities, which could reduce our earnings and our operating results and negatively affect our ability to pay distributions to our shareholders.

We receive collateral management fees pursuant to collateral management agreements for services provided by our subsidiaries for acting as the collateral manager of CDOs sponsored by us. We expect to receive similar fees for future CDO transactions. If a collateral management agreement is terminated or if the securities serving as collateral for a CDO are prepaid, the collateral management fees will be reduced or eliminated.

Our subsidiaries receive collateral management fees pursuant to collateral management agreements for acting as the collateral manager of CDOs sponsored by us. If all the notes issued by a CDO for which one of our subsidiaries acts as collateral manager are redeemed, or if the collateral management agreement is otherwise terminated, we will no longer receive collateral management fees from that subsidiary with respect to that CDO. In general, a collateral management agreement may be terminated both with and without cause at the direction of holders of specified supermajority in principal amount of the notes issued by the CDO. Furthermore, such fees are based on the total amount of collateral held by the CDOs. If the securities serving as collateral for a CDO are prepaid or go into default, we will receive lower collateral management fees than expected.

An increase in current interest rates could make our TruPS product a less attractive financing option for REITs and real estate operating companies.

The pricing of our TruPS product is based on LIBOR, which is a variable rate. We believe that LIBOR-based pricing is currently attractive to mid-size REITs and real estate operating companies, in part because it results in lower funding costs for issuers, based upon current interest rates. However, an increase in current interest rates could make our LIBOR-based TruPS less attractive to REITs and real estate operating companies as compared to other financing alternatives. A decrease in the demand for our TruPS product would impair our ability to execute our investment strategies successfully, reduce our earnings and reduce our ability to increase or maintain our current level of distributions.

We depend upon C & Co. and its affiliates to provide us with various services. If our shared services agreement with C & Co. is terminated, we may not be able to timely replace these services on terms favorable to us.

Under the shared services agreement that Taberna entered into with C & Co., C & Co. agreed to provide Taberna directly or through its subsidiaries, with various services, including assistance with structuring and managing Taberna’s investments in mortgage loans and other mortgage-backed securities, accounting support and cash management services and administrative services. We rely on C & Co. to provide these services, and we currently have no in-house capability to handle these services independent of C & Co. If the shared services agreement is terminated, we will have to obtain such services or hire employees to perform them. We may not be able to replace these services or hire such employees in a timely manner or on terms, including cost and level of expertise, that are as favorable as those we received from C & Co.

We are subject to potential conflicts of interest arising from the relationship our chief executive officer and a trustee has with C & Co., its affiliates, and Alesco Financial Inc., in particular relating to the time he may devote to other matters for C & Co. and Alesco Financial Inc. Our conflicts of interest policies may not successfully eliminate the influence of such conflicts.

Our chief executive officer and trustee, Daniel G. Cohen, also serves as the chairman of C & Co. and of Alesco Financial Inc., a REIT that invests in highly-rated RMBS and CMBS, residential mortgage loans, TruPS issued by banks and insurance companies and collateralized loans issued by companies in a variety of industries. On October 6, 2006, Alesco Financial Trust was acquired by Sunset Financial Resources, Inc., which subsequently changed its name to Alesco Financial Inc., or Alesco. Mr. Cohen has entered into an employment agreement with us under which he has agreed to devote only such time to our affairs as is reasonably necessary to perform his duties.

We may compete with Alesco for certain investment opportunities. A wholly-owned subsidiary of C & Co. is the manager of Alesco, and members of our management team beneficially own, in the aggregate, less than 5% of Alesco’s outstanding common shares of beneficial interest. While Alesco is prohibited, as an affiliate of C & Co., from engaging in the businesses related to TruPS issued by REITs and real estate operating companies covered by Taberna’s non-competition agreement with C & Co., we and Alesco both intend to invest in residential mortgage loans, RMBS and CMBS, and we may seek to invest in other overlapping investment asset classes in the future. The interests of members of our management in Alesco may create potential conflicts of interest to the extent that we compete with Alesco for investment opportunities in assets other than TruPS issued by REITs and real estate operating companies. Our conflict of interest policies may not successfully eliminate the influence of such conflicts.

Under Taberna’s non-competition agreement with C & Co., C & Co. has agreed not to, directly or through controlled entities, compete with us in the business of purchasing TruPS or other preferred equity securities from, or acting as placement agent for, REIT and real estate operating company issuers of TruPS or other preferred equity securities and not to act as collateral manager for securitizations or CDOs involving such securities. This non-competition agreement terminates on the earliest to occur of

•	any date mutually agreed upon by both parties;

•	the occurrence of a change of control of Taberna (other than pursuant to Taberna’s merger involving us);

•	April 28, 2008; or

•	the date that Daniel G. Cohen’s employment as our chief executive officer is terminated by us without cause.

The merger with RAIT constituted a change of control under the non-competition agreement. Accordingly, C & Co. waived its termination right under this agreement as a result of the merger. Nevertheless, to the extent Taberna invests in, acts as placement agent for or acts as collateral manager for securitizations or CDOs involving securities other than TruPS or other preferred equity securities of REITs and real estate operating companies, Taberna may compete with C & Co. or other C & Co. investment entities with similar or overlapping investment or financing strategies and members of Taberna’s management may face conflicts of interest in allocating such opportunities between Taberna, on the one hand, and C & Co. and its affiliates, on the other hand.

Other Regulatory and Legal Risks of Our and Taberna’s Business

Our reputation, business and operations could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and effects of negative publicity surrounding the CDO market or real estate industry in general.

Potential regulatory action poses a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. We operate our business so as to comply with the Internal Revenue Code’s REIT rules and regulations and so as to remain exempt from registration as an investment company under the Investment Company Act. The SEC and the National Association of Securities Dealers, or NASD, oversee the activities of our broker dealer subsidiary. In addition, we are subject to regulation under the Exchange Act, the Investment Advisers Act and various other statutes. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. If we expand our operations into other countries we will be subject to a variety of regulatory regimes that vary country by country. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses. A failure to comply with the obligations imposed by any of the regulations binding on us or to maintain any of the licenses required to be maintained by us could result in investigations, sanctions and reputation damage.

The accounting rules applicable to certain of our transactions are highly complex and require the application of significant judgment and assumptions by our management. In addition, changes in accounting interpretations or assumptions could impact our financial statements.

Accounting rules for transfers of financial assets, hedging transactions, securitization transactions, consolidation of variable interest entities, or VIEs, and other aspects of our operations are highly complex and require the application of judgment and assumptions by management. These complexities could lead to delay in preparation of financial information. In addition, changes in accounting interpretations or assumptions could impact our financial statements.

If we fail to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, the price of our common shares may be adversely affected.

We are required to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002 and related regulations. As a result of our recent merger with Taberna and our commencement of new types of financing activities, evaluating and maintaining effective internal control may be more complex for us than in the past. Our management has excluded Taberna’s operations from its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006 and does not expect to include it until its evaluation of its internal control over financial reporting as of December 31, 2007 included in its annual report on Form 10-K for the year ended December 31, 2007. Management’s assessment of internal control over financial reporting for Taberna’s operations may identify weaknesses or deficiencies that need to be addressed. Any material weakness in our internal control over financial reporting that needs to be addressed, disclosure of management’s assessment of our internal control over financial reporting, or disclosure of our public accounting firm’s attestation to management’s assessment of internal control over financial reporting that reports a material weakness in our internal control over financial reporting may have an adverse impact on the price of our common shares.

In connection with its audit of Taberna’s consolidated financial statements for the year ended December 31, 2005, Taberna and its independent registered public accounting firm identified deficiencies in its internal control over financial reporting that were “material weaknesses” as defined by standards established by the Public Company Accounting Oversight Board. The deficiencies related to Taberna’s and the predecessor entities’ accounting for hedging arrangements and the predecessor entities’ accounting for a tax election made by them prior to the consummation of Taberna’s initial private placement. Taberna has restated the financial statements of its predecessor entities to correct the accounting for the tax election and the hedging matter. We have engaged an unaffiliated firm that specializes in hedging activity to assist in the execution and documentation of our hedging activities; however, we cannot assure you that our internal control over financial reporting will not be subject to material weaknesses in the future.

Taberna may become subject to liability and incur increased expenditures as a result of its prior restatement of its unaudited consolidated financial statements.

In November 2005 prior to its merger involving us, Taberna determined, following consultation with its independent registered public accounting firm, to correct its accounting policy with respect to the treatment of fees paid to Taberna for services rendered in structuring CDOs that Taberna consolidated as part of its financial statements and, in connection with this correction, to restate its unaudited financial statements for the period from April 28, 2005 through June 30, 2005. Under the corrected accounting policy, Taberna and, after the merger, we eliminate in consolidation both the fees paid to us by consolidated CDO issuers for structuring services and the deferred costs associated with those fees. Prior to this determination, Taberna had made available, to purchasers in its second private placement, which closed in August 2005, and on its website, unaudited financial statements for the period ended June 30, 2005 that included in consolidation these fees and associated deferred costs.

The effects of this correction of Taberna’s policy are that we neither recognize CDO structuring fees as revenue nor do we record the associated deferred costs as an asset that would have been amortized as interest expense over the estimated life of the respective consolidated CDO, although Taberna Capital will be subject to income taxes on structuring fees in the year in which the fees are received. The restatement decreased Taberna’s net income for the period ended June 30, 2005 from net income of $0.24 per common share to a net loss of $0.04 per common share, but it did not impact its taxable income.

The restatement of Taberna’s previously issued financial statements could expose us to liabilities if we were unable to successfully defend any claims relating to such restatement brought against Taberna. For example, purchasers in Taberna’s second private placement, or qualified institutional buyers that purchased Taberna’s shares in the PORTAL Market®, during the period when Taberna’s prior financial statements were made available on its website, may seek to bring claims against Taberna or us alleging a violation of Rule 10b-5 under the Securities Exchange Act of 1934, as amended. While we would vigorously defend any claims, defense of such claims could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such claims if any such claims are not resolved in our favor. It is not possible at this time to project whether any claim will be made or the amount of liability, if any, we or Taberna might incur in connection with the restatement. Even if resolved in Taberna’s favor, such claims could cause us or Taberna to incur significant legal and other expenses. Moreover, we or Taberna may be the subject of negative publicity relating to the financial statement inaccuracies and resulting restatement and negative reactions from Taberna’s shareholders at the time, creditors or others with whom Taberna does business.

Loss of our Investment Company Act exemption would affect us adversely.

We intend to conduct our operations so that we are not an investment company under the Investment Company Act. We relied upon the exemption from registration under Rule 3a-2 for the period from December 31, 2006 until we came into compliance with the 55% test on January 9, 2007. Reliance on Rule 3a-2 is permitted only once every three years. If we fail to maintain our exclusion from registration under the Investment Company Act, we might be subject to adverse consequences described in Item 1—“Business—Certain REIT and Investment Company Act Limits on our Strategies—Investment Company Act Limits.”

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

Risks Related to Our Investments

We may not realize gains or income from investments and may realize losses.

We seek to generate both current income and capital appreciation. However, our investments may not appreciate in value and, in fact, may decline in value, and the financings that we originate and the loans and securities in which we invest may default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from investments and may realize losses. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our respective expenses.

The value of our investments depends on conditions beyond our control.

Our investments include loans secured directly or indirectly by real estate, interests in entities whose principal or sole assets are real estate or direct ownership of real estate. As a result, the value of these investments depends primarily upon the value of the real estate underlying these investments which is affected by numerous factors beyond our control including general and local economic conditions, neighborhood values, competitive overbuilding, weather, casualty losses, occupancy rates and other factors beyond our control. The value of this underlying real estate may also be affected by factors such as the costs of compliance with use, occupancy and similar regulations, potential or actual liabilities under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. Operating and other expenses of this underlying real estate, particularly significant expenses such as mortgage payments, insurance, real estate taxes and maintenance costs, generally do not decrease when income decreases and, even if revenue increases, operating and other expenses may increase faster than revenues.

Any investment may also be affected by a borrower’s failure to comply with the terms of our investment, its bankruptcy, insolvency or reorganization or its properties becoming subject to foreclosure proceedings, all of which may require us to become involved in expensive and time-consuming litigation. Some of our investments defer some portion of our return to loan maturity or the mandatory redemption date. The borrower’s ability to satisfy these deferred obligations may depend upon its ability to obtain suitable refinancing or to otherwise raise a substantial amount of cash. These risks may be subject to the same considerations we describe in this “Risks Related to Our Investments” section.

Most of our investments may be recorded at fair value as determined in good faith by our management and, as a result, there may be uncertainty as to the value of these investments.

We expect that most of our investments will be securities or other assets that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We will value these investments quarterly at fair value as determined in good faith by our management. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. If our determinations regarding the fair value of these investments are not realized, we could record a loss upon their disposal.

The lack of liquidity in our investments may make it difficult for us to sell such investments if the need arises.

We make investments in securities issued by private companies and other illiquid investments. A portion of these securities may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises and may impair the value of these investments.

A prolonged economic slowdown, a recession or declining real estate values could impair our investments and harm our operating results.

Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our respective investments and a decrease in revenue, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

Our investment portfolio may have material geographic, sector and property-type concentrations.

We have material geographic concentrations related to investments in residential mortgage loans and RMBS. We have material geographic concentrations related to investments in commercial real estate loans and

CMBS. The REITs and real estate operating companies whose securities we invest in may also have material geographic concentrations related to their investments in real estate, loans secured by real estate or other investments. We also have material concentrations in the property types that comprise our commercial loan portfolio and in the industry sectors that comprise our unsecured securities portfolio. Where we have any kind of concentration risk in our investments, an adverse development in that area of concentration could reduce the value of our investment and our return on that investment and, if the concentration affects a material amount of our investments, impair our ability to execute our investment strategies successfully, reduce our earnings and reduce our ability to increase or maintain our current level of distributions.

Preferred equity investments in REITs and real estate operating companies may involve a greater risk of loss than traditional debt financing and specific risks relating to particular issuers.

We may invest in preferred securities, other than TruPS, of REITs and real estate operating companies, depending upon our ability to finance such assets directly or indirectly in accordance with our financing strategy. Preferred equity investments involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to debt and are not secured by property underlying the investment. Furthermore, should an issuer of preferred equity default on our investment, we would only be able to proceed against the issuer, and not the property owned by the issuer. In most cases, a preferred equity holder has no recourse against an issuer for a failure to pay stated dividends; rather, unpaid dividends typically accrue and the preferred shareholder maintains a liquidation preference in the event of a liquidation of the issuer of the preferred securities. An issuer may not have sufficient assets to satisfy any liquidation preference to which we may be entitled. As a result, we may not recover some or all of our investments in preferred equity securities.

Our and Taberna’s investments in REIT securities involve special risks relating to the particular REIT issuer of the securities, including the qualification of the issuer as a REIT, and the financial condition and business outlook of the issuer. Investments in preferred equity securities of REITs would represent qualifying real estate assets for purposes of the REIT asset tests that we and Taberna must meet on a quarterly basis and would generate income which represents qualifying income for purposes of the 75% REIT gross income test that we and Taberna must meet on an annual basis in order to maintain our respective qualification as a REIT, but only if the issuer of those securities is itself a qualified REIT. If the issuer fails to maintain its qualification as a REIT, the securities issued by that issuer will no longer be qualifying real estate assets, and the income will no longer be qualifying income for purposes of the 75% REIT gross income test, in each case for purposes of maintaining our and Taberna’s respective REIT qualification, subjecting our and Taberna’s respective REIT qualification to risk.

Our investments in unsecured REIT securities are subject to the risks of investing in subordinated real estate-related securities, which may result in losses to us.

REITs generally are required to invest substantially in operating real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments. Our investments in TruPS and other REIT securities are also subject to the risks described below with respect to mortgage-backed securities and similar risks, including

•	risks of delinquency and foreclosure, and the resulting risks of loss,

•	the dependence upon the successful operation of and net income from real property,

•	risks generally incident to interests in real property, and

•	risks that may be presented by the type and use of a particular property.

Unsecured REIT securities are generally subordinated to other obligations of the issuer and are not secured by specific assets of the REIT.

Investments in REIT securities are also subject to risks of:

•	limited liquidity in the secondary trading market,

•	substantial market price volatility resulting from changes in prevailing interest rates,

•	subordination to the prior claims of banks and other senior lenders to the issuer,

•

the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest premature redemption proceeds in lower yielding assets,

•	the possibility that earnings of the REIT issuer may be insufficient to meet its debt service and dividend obligations and

•	the declining creditworthiness and potential for insolvency of the issuer of such REIT securities during periods of rising interest rates and economic downturn.

These risks may impair the value of outstanding REIT securities and the ability of the issuers of such securities to repay principal and interest or make dividend payments.

Our investments in CDOs and other securitizations are exposed to greater uncertainty and risk of loss than investments in higher grade securities in these CDOs and securitizations.

When we securitize assets such as commercial mortgage loans, mezzanine loans, TruPS and residential mortgage loans, the various tranches of investment grade and non-investment grade debt obligations and equity securities have differing priorities and rights to the cash flows of the underlying assets being securitized. We structure our CDOs and other securitization transactions to enable us to place debt and equity securities with investors in the capital markets at various pricing levels based on the credit position created for each tranche of debt and equity securities. The higher rated debt tranches have priority over the lower rated debt securities and the equity securities issued by the particular securitization entity with respect to payments of interest and principal using the cash flows from the collateral assets. The relative cost of capital increases as each tranche of capital becomes further subordinated, as does the associated risk of loss if cash flows from the assets are insufficient to repay fully interest and principal or pay dividends.

Since we invest in the “BBB,” “BB,” “B” and unrated debt and equity classes of CDOs and other securitizations, we are in a “first loss” position because the rights of the securities that we hold are subordinate in right of payment and in liquidation to the rights of higher rated debt securities issued by the securitization entities. Accordingly, we may incur significant losses when investing in these securities. These investments bear a greater risk of loss than the senior debt securities that have been sold to third-party investors in each of our CDOs and other securitizations. In the event of default, we may not be able to recover all of our respective investments in these securities. In addition, we may experience significant losses if the underlying portfolio has been overvalued or if the values subsequently decline and, as a result, less collateral is available to satisfy interest, principal and dividend payments due on the related securities. The prices of lower credit quality securities are generally less sensitive to interest rate changes than higher rated investments, but are more sensitive to economic downturns or developments specific to a particular issuer. An economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors on the underlying assets to make principal, interest and dividend payments may be impaired. In such an event, existing credit support in the securitization structure may be insufficient to protect us against loss of our investments in these securities.

Prepayment rates on TruPS, mortgage loans or mortgage-backed securities could reduce the value of our investments, which could result in reduced earnings or losses and impair our ability to pay distributions to our shareholders.

The value of the TruPS, mortgage loans, mezzanine loans, mortgage-backed securities and, possibly, other securities in which we invest may be reduced by prepayment rates. For example, higher than expected prepayment rates will likely result in interest-only securities retained by us in the mortgage loan securitizations and securities that we acquire at a premium to diminish in value. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty.

Borrowers tend to prepay their financings faster when interest rates decline. In these circumstances, we would have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, borrowers tend not to prepay on their financings when interest rates increase. Consequently, we would be unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our investment portfolio, and may result in reduced earnings or losses for us and negatively affect our ability to pay distributions to our shareholders.

The guarantees of principal and interest related to the mortgage-backed securities in which we may invest provided by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association do not protect investors against prepayment risks.

The mortgage loans in which we invest and the mortgage loans underlying the mortgage and asset-backed securities in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us that may result in reduced earnings or losses and negatively affect our ability to pay distributions to our shareholders.

We hold substantial amounts of investments in residential mortgage loans. Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property depends upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. Asset-backed securities are bonds or notes backed by loans and/or other financial assets. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers.

We hold substantial portfolios of commercial mortgage loans and CMBS, which are secured by multi-family or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically depends primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on its cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. RMBS evidence interests in or are secured by pools of residential mortgage loans and CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities in which we invest are subject to all of the risks of the underlying mortgage loans. In addition, residential mortgage borrowers are not typically prevented by the terms of their mortgage loans from prepaying their loans in whole or in part at any time. Borrowers prepay their mortgages for many reasons, but typically, when interest rates decline, borrowers tend to prepay at faster rates. To the extent that the underlying residential mortgage borrowers in any of our mortgage loan pools or the pools underlying any of our mortgage-backed securities prepay their loans, we will likely receive funds that will have to be reinvested, and we may need to reinvest those funds at less desirable rates of return.

Although we intend to focus on real estate-related asset-backed securities, there can be no assurance that we will not invest in other types of asset-backed securities to the extent such investments would be consistent with maintaining our qualification, or Taberna’s qualification, as a REIT.

Our acquisition of investments denominated or payable in foreign currencies may affect our revenues operating margins and distributions and may also affect the book value of our assets and shareholders’ equity.

Our investment strategy involves, and we expect that our investment strategy in the future will involve, acquiring investments denominated or payable in foreign currencies. As a result, changes in the relation of any such foreign currency to the U.S. dollar may affect our revenue, operating margins and distributions and may also affect the book value of each of our and Taberna’s assets and shareholders’ equity. We may engage in direct hedging activities to mitigate the risks of exchange rate fluctuations. If we were to engage in foreign currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any unhedged foreign currency gain recognized with respect to changes in exchange rates) will generally not qualify as eligible income for purposes of either the 75% gross income text or the 95% gross income test that we and Taberna must each satisfy annually in order to qualify as a REIT.

Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes could cause either or both of us and Taberna to be unable to qualify as a REIT. Further, bank accounts in foreign currencies which are not considered cash or cash equivalents could also cause us or Taberna to be unable to qualify as a REIT.

Our international investing strategy will subject us to risks related to adverse political and economic developments, differing laws regarding a lender’s or property owner’s rights and its ability to enforce its rights, availability of financial information conforming to U.S. accounting standards, and the tax treatment of investments, any of which may impair our operations or ability to make distributions.

Additionally, foreign real estate investments involve risks not generally associated with investments in the United States. These risks include unexpected changes in regulatory requirements, political and economic instability in some geographic locations, potential imposition of adverse or confiscatory taxes, possible challenges to the tax treatment of an investment that could change the treatment from what we expected at the time of investments, possible currency transfer restrictions, expropriation, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. Each of these risks might impair our performance and reduce or eliminate our ability to make distributions. In addition, there is typically less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with accounting principles generally accepted in the United States) which could impair our ability to analyze transactions and receive the timely and accurate financial information we each need to monitor the performance of our investments and to meet our reporting obligations to financial institutions or regulatory agencies, such as the SEC.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

Part of our investment strategy involves entering into derivative contracts like the interest rate swaps we use to limit our exposure to interest rate movements. Most of our derivative contracts require us to fund cash payments upon the early termination of a derivative agreement caused by an event of default or other early termination event. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. In addition, some of these derivative arrangements require that we maintain specified percentages of cash collateral with the counterparty to fund potential liabilities under the derivative contract. We may have to make cash payments in order to maintain the required percentage of collateral with the counterparty. These economic losses would be reflected in our results of operations, and our ability to fund these obligations would depend on the liquidity of our respective assets and access to capital at the time. The need to fund these obligations could adversely impact our financial condition. Our due diligence may not reveal all of an entity’s liabilities and may not reveal other weaknesses in the entity’s business.

Before originating a loan or investment for, or making a loan to or investment in, an entity, we will assess the strength and skills of the entity’s management and other factors that we believe will determine the success of the loan or investment. In making the assessment and otherwise conducting customary due diligence, we expect to rely on the available resources and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. As a result, there can be no assurance that the due diligence processes we conduct will uncover all relevant facts or that any investment will be successful.

Longer term, subordinate and non-traditional loans may be illiquid and their value may decrease.

Our commercial real estate loans are relatively illiquid investments and we may be unable to vary our portfolio promptly in response to changing economic, financial and investment conditions. As a result, the fair market value of our portfolio may decrease in the future.

Our consolidated real estate interests are illiquid and their value may decrease.

Consolidated real estate interests are relatively illiquid. Therefore, we may have only a limited ability to vary our portfolio of real estate interests quickly in response to changes in economic or other conditions. As a consequence, the fair market value of some or all of our real estate interests may decrease in the future. Provisions in the Internal Revenue Code and related regulations impose a 100% tax on gains realized by a REIT from property held as a dealer primarily for sale to customers in the ordinary course of business. These provisions may limit our ability to sell our real estate interests. For a discussion of federal income tax considerations in selling a real estate interest, you should read—“Tax Risks—Gain on disposition of assets deemed held for sale in ordinary course subject to 100% tax” below.

Our subordinated real estate investments such as mezzanine loans and preferred equity interests in entities owning real estate may involve increased risk of loss.

We invest in mezzanine loans and other forms of subordinated financing, such as investments consisting of preferred equity interests in entities owning real estate. Because of their subordinate position, these subordinated investments carry a greater credit risk than senior lien financing, including a substantially greater risk of non-payment. If a borrower defaults on our subordinated investment or on debt senior to us, our subordinated investment will be satisfied only after the senior debt is paid off, which may result in our being unable to recover the full amount, or any, of our investment. A decline in the real estate market could adversely affect the value of the property so that the aggregate outstanding balances of senior liens may exceed the value of the underlying property.

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

When we acquire existing loans, they are subject to general risks described in this section. When we acquire loans at a discount from both the outstanding balances of the loans and the appraised value of the properties underlying the loans; the loans typically are in default under the original loan terms or other requirements and are subject to forbearance agreements. A forbearance agreement typically requires a borrower to pay to the lender all revenue from a property after payment of the property’s operating expenses in return for the lender’s agreement to withhold exercising its rights under the loan documents. Acquiring loans at a discount involves a substantially higher degree of risk of non-collection than loans that conform to institutional underwriting criteria. We do not acquire a loan unless material steps have been taken toward resolving problems with the loan, or its underlying property. However, previously existing problems may recur or other problems may arise.

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

Interest rate changes may reduce the value of our investments.

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

In addition to an agreed upon interest rate, we occasionally obtain appreciation interests from our borrowers. Appreciation interests require a borrower to pay us a percentage of the property’s excess cash flow from operations, or of the net proceeds resulting from the property’s sale or refinance. The appreciation interests we have historically obtained have ranged from 5-30%. However, in the future we may not be able to obtain appreciation interests in this range or at all. In addition, while we have sought to structure the interest rates on our existing loans to maximize our current yield, we may in the future accept a lower interest rate to obtain an appreciation interest. The value of any appreciation interest depends on the performance and value of the property underlying the loan and, thus, is subject to real estate investment risks. Accordingly, we may not realize any benefits from our appreciation interests.

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

Lease expirations, lease defaults and lease terminations may result in reduced revenue from our real estate interests if the lease payments received from replacement tenants are less than the lease payments received from the expiring, defaulting or terminating tenants. In addition, lease defaults by one or more significant tenants, lease terminations by tenants following events causing significant damage to the property or takings by eminent domain, or the failure of tenants under expiring leases to elect to renew their leases, could cause us to experience long periods with reduced or no revenue from a facility and to incur substantial capital expenditures in order to obtain replacement tenants.

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

Under the Americans with Disabilities Act of 1990, all public accommodations must meet federal requirements for access and use by disabled persons. It is possible that real estate underlying one of our loans could be found not to fully comply with the Americans with Disabilities Act. We cannot assure you that real properties underlying our other investments will not in the future be deemed to the Americans with Disabilities Act. Failure to comply could result in fines as well as liabilities for damages to private parties. This could reduce the revenue from that real estate that otherwise would be available to our borrower to pay interest on our loans or reduce the income to us from our interest in that real estate. As a result, if we or our borrowers were required to make unanticipated major modifications to comply with the Americans with Disabilities Act, the resulting expense could reduce our ability to make distributions to our shareholders.

Concentration of our investments increases our dependence on individual investments.

Our organizational documents do not limit the size of our investments. If we make larger investments relative to the size of our investment portfolio, our portfolio will be concentrated in a smaller number of assets, increasing the risk of loss to shareholders if a default or other problem arises with respect to any one investment. If we make material investments in any single borrower or group of affiliated borrowers, the failure of that borrower or group to perform their obligations to us could increase the risk of loss to our shareholders.

Adverse developments in any arrangement with a third party that was the source of a material amount of our investments could adversely impact our growth.

Our growth depends on our ability to continue generating attractive investment opportunities. We have initiated numerous arrangements with third parties intended to increase our sources for originating investments in TruPS and real estate. If any arrangement with a particular third party, whether through these programs or otherwise, becomes the source of a large percentage of our investments, any adverse developments in such an arrangement could impair our growth. Failure of arrangements with third parties could reduce our ability to originate assets.

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

Tax Risks

We or Taberna may fail to qualify as a REIT, and such failure to qualify would have significant adverse consequences on the value of our common shares. In addition, if we or Taberna fail to qualify as a REIT, such entity’s dividends will not be deductible, and the entity will be subject to corporate-level tax on its net taxable income, which would reduce the cash available to make distributions.

We and Taberna believe that each of us has been organized and operated in a manner that will allow us to qualify as a REIT. Neither we nor Taberna has requested or plan to request a ruling from the IRS that we qualify as a REIT and any statements in our or Taberna’s filings with the SEC are not binding on the IRS or any court. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions, for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our or Taberna’s control may also affect our respective abilities to qualify as a REIT. In order to qualify as a REIT, we and Taberna must satisfy a number of requirements, including requirements regarding the composition of our respective assets and sources of our respective gross income. Also, we and Taberna must make distributions to our respective shareholders (in Taberna’s case, principally us) aggregating annually at least 90% of our respective net taxable incomes, excluding net capital gains. In addition, our and Taberna’s ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we and Taberna have no control or limited influence, including in cases where we and Taberna own an equity interest in an entity that is classified as a partnership or REIT for U.S. federal income tax purposes. As an example, to the extent we invest in preferred equity securities of other REIT issuers, our qualification as a REIT will depend upon the continued qualification of such issuers as REITs under the Internal Revenue Code. Accordingly, unlike other REITs, we may be subject to additional risk regarding our ability to qualify and maintain our qualification as a REIT. There can be no assurance that we or Taberna will be successful in operating in a manner that will allow us to qualify as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our and Taberna’s investors, our and Taberna’s ability to qualify as a REIT or the desirability of an investment in a REIT relative to other investments.

If Taberna fails to qualify as a REIT, then we also would very likely fail to qualify as a REIT, because Taberna common and preferred shares make up a significant portion of our total assets and because we will likely receive substantial dividend income from Taberna.

If we or Taberna fail to qualify as a REIT or lose our qualification as a REIT at any time, we or it will face serious tax consequences that would substantially reduce the funds available for distribution to its shareholders (in the case of Taberna, primarily us) for each of the years involved because:

•	we or Taberna would not be allowed a deduction for distributions to our respective shareholders in computing taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we or Taberna also could be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes; and

•	unless statutory relief provisions apply, we or Taberna could not elect to be taxed as a REIT for four taxable years following the year of disqualification.

In addition, if we or Taberna fail to qualify as a REIT, such entity will not be required to make distributions to its shareholders (in the case of Taberna, primarily us), and all distributions to shareholders will be subject to tax as regular corporate dividends to the extent of current and accumulated earnings and profits. Moreover, if we or Taberna fail to qualify as a REIT, any taxable mortgage pool securitizations will be treated as separate taxable corporations for U.S. federal income tax purposes.

Complying with REIT requirements may cause us or Taberna to forgo otherwise attractive opportunities.

To qualify as a REIT, we and Taberna must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to shareholders and the ownership of common shares. In order to satisfy these tests, we and Taberna may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our or Taberna’s investment performance.

In particular, at least 75% of each of our and Taberna’s total assets at the end of each calendar quarter must consist of real estate assets, government securities, and cash or cash items. For this purpose, “real estate assets” generally include interests in real property, such as land, buildings, leasehold interests in real property, stock of other entities that qualify as REITs, interests in mortgage loans secured by real property, investments in stock or debt instruments during the one-year period following the receipt of new capital and regular or residual interests in a real estate mortgage investment conduit, or REMIC. In addition, the amount of securities of a single issuer that each of we and Taberna hold must generally not exceed either 5% of the value of such issuer’s gross assets or 10% of the vote or value of such issuer’s outstanding securities.

Certain of the assets that we or Taberna hold or intend to hold, including TruPS and unsecured loans to REITs or other entities, will not be qualified real estate assets for the purposes of the REIT asset tests. In addition, although preferred equity securities of REITs (which would not include TruPS) should generally be treated as qualified real estate assets, this will require that (i) they are treated as equity for U.S. tax purposes, and (ii) their issuers maintain their qualification as REITs. CMBS and RMBS securities should generally qualify as real estate assets. However, to the extent that we or Taberna own non-REMIC collateralized mortgage obligations or other debt instruments secured by mortgage loans (rather than by real property) or secured by non-real estate assets, or debt securities issued by corporations that are not secured by mortgages on real property, those securities will likely not be qualifying real estate assets for purposes of the REIT asset tests.

We or Taberna generally will be treated as the owner of any assets that collateralize a securitization transaction to the extent that we or Taberna retain all of the equity of the securitization entity and do not make an election to treat such securitization entity as a TRS, as described in further detail below.

As noted above, in order to comply with the REIT asset tests and 75% gross income test, at least 75% of each of our and Taberna’s total assets and 75% of gross income must be derived from qualifying real estate assets, whether or not such assets would otherwise represent our or Taberna’s best investment alternative. For example, since neither TruPS nor equity in corporate entities that hold TruPS, such as CDOs, will be qualifying real estate assets, Taberna (and we, to the extent that we invest in such assets) must hold substantial investments in qualifying real estate assets, including mortgage loans and CMBS and RMBS securities, which typically have lower yields than TruPS.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including any mortgage loans, held in inventory or primarily for sale to customers in the ordinary course of business. The prohibited transaction tax may apply to any sale of assets to a CDO and to any sale of CDO securities, and therefore may limit our and Taberna’s ability to sell assets to or equity in CDOs and other assets.

It may be possible to reduce the impact of the prohibited transaction tax and the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests by conducting certain activities, holding non-qualifying REIT assets or engaging in CDO transactions through our or Taberna’s TRSs, subject to certain limitations as described below. To the extent that we or Taberna engage in such activities through TRSs, the income associated with such activities may be subject to full U.S. federal corporate income tax.

Neither TruPS nor equity in corporate entities, such as issuers of CDOs that hold TruPS, will qualify as real estate assets for purposes of the REIT asset tests and the income generated by such investments generally will not qualify as real estate-related income for the REIT gross income tests. We and Taberna must continue to invest in qualifying real estate assets, such as mortgage loans and debt securities secured by real estate, to maintain its REIT qualification, and these assets typically generate less attractive returns than TruPS which could result in reduced returns to Taberna, and therefore to our shareholders.

Neither TruPS nor equity in corporate entities, such as issuers of CDOs, that hold TruPS will qualify as real estate assets for purposes of the REIT asset tests that Taberna must meet on a quarterly basis to maintain its qualification as a REIT. We use the term “CDOs” to refer to either the issuer of CDOs or the CDOs themselves, where the context makes the reference clear. The income received from Taberna’s investments in TruPS or in corporate entities holding TruPS generally will not qualify as real estate-related income for purposes of the REIT gross income tests. Accordingly, Taberna will be limited in its ability to originate TruPS or maintain its investments in TruPS or entities created to hold TruPS if Taberna does not invest in sufficient qualifying real estate assets. Taberna will continue to originate and invest in TruPS and in REIT-eligible assets, such as mortgage loans, residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS. If Taberna fails to make sufficient investments in qualifying real estate assets, Taberna will likely fail to maintain its REIT qualification, which could cause Taberna to be subject to significant taxes and RAIT to fail to maintain its REIT qualification and be subject to significant taxes. REIT qualifying investments typically are lower yielding than Taberna’s expected returns on TruPS. Accordingly, maintaining sufficient amounts of REIT qualifying investments could result in reduced returns to Taberna, and therefore to our shareholders.

Furthermore, if income inclusions from Taberna’s foreign taxable REIT subsidiaries, or TRSs, which are CDOs are determined not to qualify for the REIT 95% gross income test, Taberna could fail to qualify as a REIT, or even if it did not fail to qualify as a REIT, Taberna could be subject to a penalty tax. In addition, Taberna would need to invest in sufficient qualifying assets, or sell some of its interests in its foreign TRSs which are CDOs to ensure that the income recognized by Taberna from its foreign TRSs which are CDOs does not exceed 5% of Taberna’s gross income. See “We or Taberna may lose our or its REIT qualification or be subject to a penalty tax if the Internal Revenue Service, or IRS, successfully challenges our or its characterization of income from our or its foreign TRSs which are CDOs.” Any reduction in Taberna’s net taxable income would have an adverse effect on its liquidity, and its ability to pay distributions to us.

Each of our and Taberna’s qualifications as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the issuers of the REIT securities in which we and Taberna invest maintaining their REIT qualification and the accuracy of legal opinions rendered to or statements made by the issuers of securities, including CDOs, in which we and Taberna invest.

When purchasing securities issued by REITs, we and Taberna may rely on opinions of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such issuer qualifies as a REIT for U.S. federal income tax purposes and whether such securities represent debt or equity securities for U.S. federal income tax purposes, and therefore to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. In addition, when purchasing CDO equity, we and Taberna may rely on opinions of counsel regarding the qualification of the CDO for exemption from U.S. corporate income tax. The inaccuracy of any such opinions or statements may adversely affect our or Taberna’s REIT qualification and/or result in significant corporate-level tax. In addition, if the issuer of any REIT equity securities in which we or Taberna invest were to fail to maintain its qualification as a REIT, the securities of such issuer held by us or Taberna will fail to qualify as real estate assets for purposes of maintaining REIT qualification and the income generated by such securities will not represent qualifying income for purposes of the 75% REIT gross income test and therefore could cause us or Taberna to fail to qualify as a REIT.

We and Taberna own interests in “taxable mortgage pools,” which may subject us to U.S. federal income tax, increase the tax liability of our shareholders and limit the manner in which we and Taberna effect securitizations.

We and Taberna have entered, and will likely continue to enter into transactions that result in us or Taberna or a portion of our or Taberna’s assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. Specifically, we securitized a portfolio of loans other real estate assets that we had originated and will likely do so in the future, and Taberna have securitized portfolios of mortgage loans and will likely in the future securitize RMBS or CMBS assets that Taberna acquires and such securitizations will result in Taberna owning interests in a taxable mortgage pool. We and Taberna have entered, and expect to continue to enter into such transactions at the REIT level. To the extent that all or a portion of us or Taberna is treated as a taxable mortgage pool, or we or Taberna make investments or enter into financing and securitization transactions that give rise to us or Taberna being considered to own an interest in one or more taxable mortgage pools, a portion of net taxable income may be characterized as “excess inclusion income” and allocated to Taberna’s shareholders or our shareholders, generally in the same manner as if the taxable mortgage pool were a REMIC. Excess inclusion income is an amount, with respect to any calendar quarter, equal to the excess, if any, of (i) income allocable to the holder of a residual interest in a REMIC, during such calendar quarter over (ii) the sum of amounts allocated to each day in the calendar quarter equal to its ratable portion of the product of (a) the adjusted issue price of the interest at the beginning of the quarter multiplied by (b) 120% of the long-term federal tax rate (determined on the basis of compounding at the close of each calendar quarter and properly adjusted for the length of such quarter). The U.S. Treasury Department has issued guidance on the tax treatment of shareholders of a REIT that owns an interest in a taxable mortgage pool. Shareholders should be aware that we and Taberna expect to engage in transactions that will likely result in a significant portion of Taberna’s dividend income to us, and of our income from any taxable mortgage pool in which we own interests, being considered excess inclusion income.

We are taxed at the highest corporate income tax rate on the excess inclusion income arising from a taxable mortgage pool that is allocable to the percentage of our shares held by “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income, or UBTI, under Section 512 of the Internal Revenue Code. We believe that disqualified organizations own and will continue to own our shares. Because this tax would be imposed on us, all of our shareholders, including shareholders that are not disqualified organizations, would bear a portion of the tax cost associated with the classification of us or Taberna or a portion of our or its assets as a taxable mortgage pool.

If a shareholder is a tax-exempt entity and not a disqualified organization, then this excess inclusion income would be fully taxable as UBTI. If a shareholder is a foreign person, it would be subject to U.S. federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty. If the shareholder is a REIT, regulated investment company (“RIC”), common trust fund or other pass-through entity, its allocable share of excess inclusion income would be considered excess inclusion income of such entity and such entity will be subject to tax at the highest corporate tax rate on any excess inclusion income allocated to its owners that are disqualified organizations. In addition, to the extent Taberna or RAIT realizes excess inclusion income and allocates it to shareholders, this income cannot be offset by net operating losses of its shareholders.

Moreover, if we or Taberna sell equity interests in a taxable mortgage pool securitization (or debt securities that might be considered to be equity interests for tax purposes), such securitization would be treated as a separate corporation for U.S. federal income tax purposes, and would potentially be subject to corporate income tax. In addition, this characterization would alter our or Taberna’s REIT income and asset test calculations and would adversely affect compliance with those requirements. The tax consequences of such a characterization could effectively prevent us or Taberna from using certain techniques to maximize returns from securitization transactions.

Finally, if we or Taberna fail to qualify as a REIT, these taxable mortgage pool securitizations will be treated as separate taxable corporations for U.S. federal income tax purposes.

We or Taberna may lose our or its REIT qualification or be subject to a penalty tax if the Internal Revenue Service, or IRS, successfully challenges our or its characterization of income from foreign TRSs which are CDOs.

We and Taberna are required to include in income, in certain cases, even without the receipt of actual distributions, earnings from foreign TRSs which are CDOs or other foreign corporations that are not qualified REIT subsidiaries. Taberna treats, and we intend to treat, certain of these income inclusions as qualifying income for purposes of the 95% gross income test applicable to REITs but not for purposes of the REIT 75% gross income test. The provisions that set forth what income is qualifying income for purposes of the 95% gross income test provide that gross income derived from dividends, interest and certain other classes of passive income qualify for purposes of the 95% gross income test. Income inclusions from equity investments in our and Taberna’s foreign TRSs are technically neither dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes, and there is no clear precedent with respect to the qualification of such income. However, based on advice of counsel, we and Taberna intend to treat such inclusions, to the extent distributed by a foreign TRS in the year it was accrued, as qualifying income for purposes of the 95% gross income test. Nevertheless, because this income does not meet the literal requirements of the REIT provisions, the IRS might take the position that such income is not qualifying income. In the event that such income was determined not to qualify for the 95% gross income test, we or Taberna could fail to qualify as a REIT. Even if such income does not cause us or Taberna to fail to qualify as a REIT because of certain relief provisions, we or Taberna would be subject to a penalty tax with respect to such income because such income, together with other non-qualifying income earned by us or Taberna, has exceeded and will exceed 5% of its gross income. This penalty tax, if applicable, would be calculated by multiplying the amount by which our or Taberna’s non-qualifying income exceeds 5% of our or Taberna’s total gross income by a fraction intended to reflect our or Taberna’s profitability. Based upon our and Taberna’s current estimates of sources of income and profitability for 2006, the estimated potential amount of such tax is approximately $6.0 million. Such amount is based on current estimates and actual amounts, if any, will depend upon our and Taberna’s investments, sources of income and profitability in any particular year. In addition, if such income were determined not to qualify for the 95% gross income test, we or Taberna would need to invest in sufficient qualifying assets, or sell some interests in foreign TRSs which are CDOs or other foreign corporations that are not qualified REIT subsidiaries to ensure that the income recognized by us or Taberna from foreign TRSs which are CDOs or such other foreign corporations does not exceed 5% of our or Taberna’s gross income.

Taberna’s other foreign TRSs, Taberna Bermuda and Taberna Securities UK, intend to operate in a manner so that their earnings will not be required to be included in Taberna’s income until such earnings are actually distributed by such foreign TRSs. In the event the IRS were to successfully challenge such characterization of the operations of Taberna Bermuda or Taberna Securities UK, and Taberna is required to recognize income earned by Taberna Bermuda or Taberna Securities UK on a current basis or otherwise recognize additional income with respect to such TRSs, Taberna could fail to qualify as a REIT or be subject to the penalty tax described above.

The failure of a loan subject to a repurchase agreement to qualify as a real estate asset could adversely affect our or Taberna’s ability to qualify as a REIT.

We and Taberna have each entered into and intend to enter into, sale and repurchase agreements under which we or Taberna nominally sell certain mortgage assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We and Taberna believe that we and it will be treated for U.S. federal income tax purposes as the owners of the mortgage assets that are the subject of any such agreement notwithstanding that we or it may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we or Taberna did not own the mortgage assets during the term of the sale and repurchase agreement, in which case our or Taberna’s ability to qualify as a REIT would be adversely affected.

We and Taberna will pay taxes.

Even if we and Taberna qualify as REITs for U.S. federal income tax purposes, we and Taberna will be required to pay U.S. federal, state and local taxes on income and property. In addition, our and Taberna’s domestic TRSs are fully taxable corporations that will be subject to taxes on their income, and they may be limited in their ability to deduct interest payments made to us and Taberna. We and Taberna also will be subject to a 100% penalty tax on certain amounts if the economic arrangements among us and Taberna and TRSs are not comparable to similar arrangements among unrelated parties or if we or Taberna receives payments for inventory or property held for sale to customers in the ordinary course of business. We may be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool that is allocable to shares held by “disqualified organizations.” In addition, under certain circumstances we or Taberna could be subject to a penalty tax for failure to meet certain REIT requirements but nonetheless maintains its qualification as a REIT. For example, we or Taberna may be required to pay a penalty tax with respect to income earned in connection with CDO equity in the event such income is determined not to be qualifying income for purposes of the REIT 95% gross income test but we or Taberna are otherwise able to remain qualified as a REIT. To the extent that we or Taberna or the TRSs are required to pay U.S. federal, state or local taxes, we or Taberna will have less to distribute to shareholders.

Failure to make required distributions would subject us or Taberna to tax, which would reduce the ability to pay distributions to our and its shareholders.

In order to qualify as a REIT, we and Taberna must distribute to our and its shareholders each calendar year at least 90% of REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we or Taberna satisfy the 90% distribution requirement, but distribute less than 100% of net taxable income, we or Taberna will be subject to U.S. federal corporate income tax. In addition, we or Taberna will incur a 4% nondeductible excise tax on the amount, if any, by which our or its distributions in any calendar year are less than the sum of:

•	85% of ordinary income for that year;

•	95% of capital gain net income for that year; and

•	100% undistributed taxable income from prior years.

We and Taberna intend to distribute our and its net income to our and its shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. There is no requirement that Taberna’s domestic TRSs, such as Taberna Capital, Taberna Securities and Taberna Funding, distribute their after-tax net income to Taberna and such TRSs may, to the extent consistent with maintaining Taberna’s qualification as a REIT, determine not to make any current distributions to Taberna. However, Taberna’s non-U.S. TRSs, such as Taberna Equity Funding, Ltd., and Taberna’s consolidated CDO subsidiaries (but not Taberna Bermuda or Taberna Securities UK), will generally be deemed to distribute their earnings to Taberna on an annual basis for U.S. federal income tax purposes, regardless of whether such TRSs actually distribute their earnings.

Our or Taberna’s taxable income may substantially exceed its net income as determined by GAAP because, for example, expected capital losses will be deducted in determining its GAAP net income, but may not be deductible in computing its taxable income. In addition, we or Taberna may invest in assets including the equity of CDO entities that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income.

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

Although some types of phantom income are excluded to the extent they exceed 5% of our or Taberna’s net income in determining the 90% distribution requirement, we or Taberna will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we or Taberna do not distribute those items on an annual basis. As a result of the foregoing, we or Taberna may generate less cash flow than taxable income in a particular year. In that event, we or Taberna may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or times that we or it regard as unfavorable in order to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% deductible excise tax in that year.

If our or Taberna’s CDOs or Taberna’s subsidiaries, Taberna Bermuda or Taberna Securities UK, are subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us or Taberna and pay their creditors.

Taberna’s consolidated CDO subsidiaries are organized as Cayman Islands companies, and we may own similar foreign CDO’s in the future. There is a specific exemption from U.S. federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We and Taberna intend that the consolidated CDO subsidiaries and any other non-U.S. CDOs that are TRSs will rely on that exemption or otherwise operate in a manner so that they will not be subject to U.S. federal income tax on their net income at the entity level. Taberna Bermuda is a wholly-owned subsidiary of Taberna organized under the laws of Bermuda that provides subadvisory services to Taberna Capital and receives a fee from Taberna Capital for its services. Taberna Securities UK is a wholly-owned subsidiary of Taberna organized under the laws of the United Kingdom that is expected to originate securities and to receive origination fees from issuers in connection with its origination activities. Taberna Bermuda and Taberna Securities UK intend to operate in a manner so that they will not be subject to U.S. federal income tax on their net income. If the IRS were to succeed in challenging the tax treatment of our or Taberna’s CDOs, Taberna Bermuda or Taberna Securities UK, it could greatly reduce the amount that those CDOs, Taberna Bermuda and Taberna Securities UK would have available to distribute to their shareholders and to pay to their creditors. Any reduced distributions would reduce amounts available for distribution to our shareholders.

Our and Taberna’s ownership of and relationship with TRSs will be limited, and a failure to comply with the limits would jeopardize our and its REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Taberna Capital, Taberna Securities, Taberna Funding and any domestic TRSs that we own or that we or Taberna acquire in the future will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution but will not be required to be distributed.

The value of the securities that we or Taberna hold in TRSs may not be subject to precise valuation. Accordingly, there can be no assurance that we or Taberna will be able to comply with the 20% limitation discussed above or avoid application of the 100% excise tax discussed above.

Compliance with REIT requirements may limit our and Taberna’s ability to hedge effectively.

The REIT provisions of the Internal Revenue Code limit our and Taberna’s ability to hedge mortgage-backed securities, preferred securities and related borrowings. Except to the extent provided by the regulations promulgated by the U.S. Treasury Department, or the Treasury regulations, any income from a hedging transaction we or Taberna enter into in the normal course of business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in the Treasury regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test (and will generally constitute non-qualifying income for purposes of the 75% gross income test). To the extent that we or Taberna enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result, we or Taberna might have to limit use of advantageous hedging techniques or implement those hedges through TRSs. This could increase the cost of our or Taberna’s hedging activities or expose it or us to greater risks associated with changes in interest rates than we or it would otherwise want to bear.

Taberna and RAIT may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. Taberna and RAIT could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in Philadelphia, Pennsylvania. We sublease this space from C & Co. pursuant to a five-year sublease dated April 2006. The annual fixed rent is $69,000 in the first year and increases incrementally to $75,000 per year in the last year of the sublease. In connection with the completion of the merger of RAIT and Taberna on December 11, 2006, RAIT and Taberna Capital entered into an Assignment of Lease that will expand our principal executive office space. The term of the lease is from December 1, 2006 to March 31, 2011. The annual fixed rent is approximately $480,000 in the first year and increases incrementally to $520,000 in the last year of the lease.

We lease office space in New York, New York pursuant to a lease agreement that has a ten year term and was assigned to us from C & Co. in November 2005. This lease expires in March 2016. The minimum cash payments due under this lease are as follows by fiscal year: 2006—$550,000, 2007 through 2010—$825,000 per year and $4.6 million for the remaining term of the lease.

Item 3. Legal Proceedings

As part of our business, we acquire and dispose of real estate investments and, as a result, expect that we will engage in routine litigation in the ordinary course of business. Management does not expect that any such litigation will have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

At a special meeting of shareholders held on December 11, 2006 the following actions were taken:

•

The shareholders approved a proposal by the Board of Trustees to issue RAIT common shares as consideration in the proposed merger of Taberna with RT Sub Inc., a newly-formed subsidiary of RAIT, pursuant to the Agreement and Plan of Merger, dated as of June 8, 2006, by and among RAIT, Taberna and RT Sub. The shareholders cast 16,260,288 votes (57.7% of the issued and outstanding shares, which is the equivalent of 98.1% of votes cast) in favor of this proposal and 317,294 votes against. There were 91,995 abstentions.

•

The shareholders approved a proposal by the Board of Trustees to adjourn, postpone or continue the special meeting if necessary or appropriate to permit further solicitation of proxies. The shareholders cast 14,629,033 votes (52.0% of the issued and outstanding shares, which is the equivalent of 88.3% of votes cast) in favor of this proposal and 1,932,289 votes against. There were 108,253 abstentions.

PART II

Item 5. Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares trade on the New York Stock Exchange under the symbol “RAS.” We have adopted a Code of Business Conduct and Ethics, which we refer to as the Code, for our trustees, officers and employees intended to satisfy New York Stock Exchange listing standards and the definition of a “code of ethics” set forth in Item 406 of Regulation S-K. We also have adopted Trust Governance Guidelines and charters for the audit, compensation and nominating and governance committees of the board of trustees intended to satisfy New York Stock Exchange listing standards. The Code, these guidelines, these charters and charters of other committees of our board of trustees are available on our website at http://www.raitft.com and are available in print to any shareholder upon request. Please make any such request in writing to RAIT Financial Trust, Cira Center, 2929 Arch Street, 17th Floor, Philadelphia, PA 19104, Attention: Investor Relations. Any information relating to amendments to the Code or waivers of a provision of the Code required to be disclosed pursuant to Item 5.05 of Form 8-K will be disclosed through our website.

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

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES

The following table shows the high and low reported sales prices per common share on the NYSE composite transactions reporting system, and the quarterly cash dividends declared per common share, for the periods indicated.

	Price Range of Common Shares		Dividends Declared
	High	Low
2005
First Quarter	$28.00	$25.41	$0.60
Second Quarter	30.99	26.10	0.61
Third Quarter	31.72	27.70	0.61
Fourth Quarter	28.75	24.71	0.61
2006
First Quarter	$28.63	$25.79	$0.61
Second Quarter	29.32	24.81	0.62
Third Quarter	29.34	26.97	0.72
Fourth Quarter	35.15	28.56	0.75
2007
First Quarter (through February 26, 2007)	$38.25	$32.44	—

As of February 26, 2007, there were 63,665,887 of our common shares outstanding held by 682 persons of record.

Past price performance is not necessarily indicative of likely future performance. Because market prices of our common shares will fluctuate, you are urged to obtain current market prices for our common shares.

Our Series A preferred shares are listed on the NYSE and traded under the symbol “RAS PrA.” The Series A preferred shares were issued in the first and second quarter of 2004. RAIT declared a dividend per share of $0.0625 on the Series A preferred shares for the first quarter of 2004, representing the pro ration of the specified quarterly dividend for the quarter for the period during which the Series A preferred shares were outstanding in the quarter. In each subsequent quarter, RAIT has declared and paid the specified dividend per share of $0.484375. No dividends are currently in arrears on the Series A preferred shares.

Our Series B preferred shares are listed on the NYSE and traded under the symbol “RAS PrB.” The Series B preferred shares were issued in the fourth quarter of 2004. RAIT declared a dividend per share of $0.4952957 on the Series B preferred shares for the fourth quarter of 2004 representing the pro ration of the specified dividend for the quarter for the period during which the Series B preferred shares were outstanding in the quarter. In each subsequent quarter, RAIT has declared and paid the specified dividend per share of $0.5234375. No dividends are currently in arrears on the Series B preferred shares.

PERFORMANCE GRAPH

The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period commencing December 31, 2001 and ending December 31, 2006 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Hybrid REIT index, the NAREIT Mortgage REIT index and the S&P 500 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
10/1/2006-10/31/2006	—		—	—	—
11/1/2006-11/30/2006	4,600	(1)	$32.61	—	—
12/1/2006-12/31/2006	—		—	—	—
Total	4,600		$32.61

(1)	These shares were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by an employee to us as payment for an option exercise.

Item 6. Selected Financial Data

The following selected financial data information should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the notes thereto, included elsewhere herein.

	As of and For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands except share and per share data)
Operating Data:
Net investment income	$75,095	$73,241	$59,025	$43,069	$31,582
Total revenue	102,282	92,448	75,561	55,702	47,632
Total expenses	32,320	17,752	15,330	13,162	13,674
Net income from continuing operations	72,098	75,041	63,068	45,413	41,331
Net income available to common shareholders	67,839	67,951	60,878	47,164	43,504
Earnings per share from continuing operations
Basic	$2.12	$2.48	$2.36	$2.16	$2.38
Diluted	$2.10	$2.46	$2.35	$2.15	$2.36
Earnings per share:
Basic	$2.32	$2.59	$2.49	$2.24	$2.50
Diluted	$2.30	$2.57	$2.48	$2.23	$2.48
Balance Sheet Data:
Investments in securities	$5,138,311	$—	$—	$—	$—
Investments in residential and commercial loans	5,922,550	714,428	491,281	344,499	258,922
Total assets	12,060,506	1,024,585	729,498	534,555	438,851
Total indebtedness	10,452,191	329,859	101,288	154,986	144,835
Total liabilities	10,739,829	414,890	187,311	167,945	156,742
Minority interest	124,273	460	478	3,208	4,514
Shareholders’ equity	1,196,404	609,235	541,710	363,402	277,595

	As of and For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands except share and per share data)
Other Data:
Common shares outstanding, at period end	52,151,412	27,899,065	25,579,948	23,207,298	18,803,471
Book value per share	$20.54	$17.34	$16.27	$15.66	$14.76
Ratio of earnings to fixed charges	1.8x	3.8x	6.4x	10.8x	8.0x
Dividends declared per share	$2.70	$2.43	$2.40	$2.46	$2.39

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty finance company that provides a comprehensive set of debt financing options to the real estate industry. We originate and invest in real estate-related assets that are underwritten through an integrated investment process. We conduct our business through our subsidiaries, RAIT Partnership and Taberna, as well as through their respective subsidiaries. RAIT is a self-managed and self-advised Maryland REIT. Taberna is also a Maryland REIT. We acquired Taberna in a merger completed in December 2006. Our objective is to provide our shareholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.

As a result of our acquisition of Taberna, we believe we have expanded our ability to originate and invest in more diversified types of real estate related assets and to finance our investments through the use of CDOs to match fund our investments for their duration. Our merger with Taberna increased our assets by approximately $10.5 billion that will cause a significant increase, net of Taberna’s financing costs, in our net investment income going forward. Taberna’s historical operations and business generated income and distributions for its shareholders through its net investment income and fees generated from its origination network and its CDO structuring and asset management businesses. Taberna’s historical fees earned on these business, while not recognized for GAAP purposes, generated significant REIT taxable income and distributions for its shareholders. Since Taberna’s operations are only included in our operations for a small portion of 2006, we do not believe that our historical financial statements and result of operations contained herein will be indicative of our future performance and ability to generate distributions for our shareholders.

Core components of our business include a robust origination network, a disciplined credit underwriting process and, an ability to finance our business more efficiently through the use of CDO transactions. Our extensive origination network allows us to lend to real estate borrowers internationally on a secured and unsecured basis, including through TruPS, mortgage loans, and mezzanine lending. A broad referral network in both North America and Europe supports our origination platform. Our credit underwriting involves an extensive due diligence process that seeks to identify risks related to each proposed investment before an investment decision is made and, thereafter, to monitor each investment on a continuous basis. As a result of our acquisition of Taberna, we have acquired a platform that we believe will allow us to structure CDO transactions and similar financing arrangements to finance asset growth. We expect that use of CDOs will enable us to match the interest rates and maturities of our assets with the interest rates and maturities of our financing, thereby reducing interest rate volatility risk. We also believe that the use of CDOs will lower our cost of funds by providing access to a global network of fixed income investors and allow us to compete with larger institutions providing loan products similar to ours. In addition, lower financing costs will allow us to generate acceptable net investment income when competing to provide financing to borrowers with lower credit risk.

Our earnings are affected by a variety of industry and economic factors. These factors include:

•	interest rate trends,

•	rates of prepayment on mortgages underlying our mortgage portfolio,

•	competition, and

•	other market developments.

A variety of factors relating to our business may impact our financial condition and operating performance. These factors include:

•	our leverage,

•	our access to funding and borrowing capacity,

•	our borrowing costs,

•	our hedging activities,

•	changes in the credit performance of the loans, securities and other assets we own, and

•	the REIT requirements and our intention to qualify for exemption from registration as an investment company under the Investment Company Act.

Our net investment income is generated primarily from the net spread, or difference, between the interest and dividend income we earn on our investment portfolio and the cost of our borrowings and hedging activities. We leverage our investments in an effort to enhance our returns. Leverage can enhance returns, but may also magnify losses.

The yield on our assets may be affected by actual prepayment rates on the assets, which may differ from our expectations of prepayment rates. Prepayments on loans and securities may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, prepayment rates cannot be predicted with certainty. To the extent we have acquired assets at a premium or discount, a change in prepayment rates may further impact our anticipated yield. Under certain interest rate and prepayment scenarios, we may fail to recoup fully our cost of acquisition of certain assets.

In periods of declining interest rates, prepayments on our residential mortgage portfolio will likely increase. If we are unable to reinvest the proceeds of prepayments at comparable yields, our net investment income is likely to decline. In periods of rising interest rates, prepayment rates on our residential mortgage portfolio will likely decrease, causing the expected duration of these investments to be extended. If we have appropriately match-funded our assets with liabilities related to our residential mortgage portfolio, an increase in interest rates should not materially impact our net investment income. However, if we have not sufficiently match-funded these assets with liabilities, a rise in interest rates could cause our net investment income to decrease as our borrowing and hedging costs increase while our interest income on those assets remains relatively constant during the fixed-rate periods of the hybrid adjustable rate mortgages. Depending on how close our adjustable rate mortgages are to their interest rate reset date during their fixed-rate periods, a change in interest rates may not impact prepayment as expected.

While we use hedging to mitigate some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations on our ability to insulate our portfolio from all of the negative consequences associated with these changes.

Trends That May Affect Our Business

The following trends may affect our business:

Rising interest rate environment. Interest rates have risen with respect to the types of investments we invest in during the fiscal year ended December 31, 2006. Our investments in securities are comprised of TruPS, subordinated debentures, unsecured debt securities and CMBS held by our consolidated CDO entities. These securities bear fixed and floating interest rates. A large portion of these fixed-rate securities are hybrid instruments, which convert to floating rate securities after a five or ten year fixed-rate period. We have financed these securities through the issuance of floating rate and fixed-rate CDO notes payable. A large portion of the CDO notes payable are floating rate instruments, and we use interest rate swaps to effectively convert this floating rate debt into fixed-rate debt during the period in which our investments in securities are paid at a fixed rate. By using this hedging strategy, we believe we have effectively match-funded our assets with liabilities during the fixed-rate period of our investments in securities. An increase or decrease in interest rates will generally not impact our net investment income generated by our investments in securities. However, an increase or decrease in interest rates will affect the fair value of our investments in securities, which will generally be reflected in our financial statements as changes in other comprehensive income unless impairment of an investment occurs that is not temporary, in which case the impairment would be reflected as a charge against our earnings. With respect to our investments in residential mortgages and commercial and mezzanine loans, we do not expect interest rate increases to materially impact our net investment income. In the case of investments in residential mortgages, we have financed these investments through the issuance of mortgage-backed securities that bear interest at rates with similar terms as those of the underlying residential mortgages, effectively match funding our investments with our liabilities. In the case of investments in commercial and mezzanine loans, we use floating rate line of credit borrowings and long-term floating rate CDO notes payable to finance our investments. Much like our investments in securities discussed above, to extent the quantity of fixed-rate commercial and mezzanine loans are not directly offset by matching fixed-rate CDO notes payable, we utilize interest rate swap contracts to convert our floating rate liabilities into fixed-rate liabilities, effectively match funding our assets with our liabilities.

Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates on our assets also may be affected by other factors, including, without limitation, conditions in the housing, real estate and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate loans. Because interest rates may continue to increase, prepayment rates may fall. If interest rates begin to fall, triggering an increase in prepayment rates in our current residential mortgage portfolio, which is heavily weighted towards fixed-rate hybrid residential mortgages, our net investment income relating to our residential mortgage portfolio would decrease.

Competition. We compete for our targeted investments. While we expect that the size and growth of the market for our products will continue to provide us with a variety of investment opportunities, competition may have adverse effects on our business. Competition may limit the number of suitable investment opportunities offered to us. Competition may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms and reducing the fee income we realize from the origination, structuring and management of CDOs. In addition, competition may lead us to pay a greater portion of the origination fees that we expect to collect in our future origination activities to third-party investment banks and brokers that introduce investments to us in order to continue to generate new business from these sources.

Critical Accounting Estimates and Policies

We consider the accounting policies discussed below to be critical to an understanding of how we report our financial condition and results of operations because their application places the most significant demands on the judgment of our management.

Our financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition for Investment Income. We recognize interest income from investments in debt and other securities, residential mortgages, commercial mortgages and mezzanine loans on a yield to maturity basis. Upon the acquisition of a loan at a discount, we assess the portions of the discount that constitutes accretable yields and non-accretable differences. The accretable yield represents the excess of our expected cash flows from the loan over the amount we paid for the loan. That amount, the accretable yield, is accreted to interest income over the remaining life of the loan. Many of our commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Origination fees and direct loan origination costs are deferred and amortized to net investment income, using the effective interest method, over the contractual life of the underlying loan security or loan, in accordance with SFAS No. 91. We recognize interest income from interests in certain securitized financial assets on an estimated effective yield to maturity basis. Management estimates the current yield on the amortized cost of the investment based on estimated cash flows after considering prepayment and credit loss experience.

Revenue Recognition for CDO Structuring Fees. We receive structuring fees for services rendered in connection with the formation of CDO securitization entities. The structuring fee is a contractual fee paid when the related services are completed. The structuring fee is a negotiated fee with the investment bank acting as placement agent for the CDO securities and is capitalized by the CDO securitization entity as a deferred financing cost. From time to time, we may decide to invest in the debt or equity securities issued by CDO securitization entities. We evaluate our investment in these entities under FIN 46R to determine whether the entity is a VIE, and, if so, whether or not we are the primary beneficiary. If we determine we are the primary beneficiary, we will consolidate the accounts of the CDO securitization entity into our consolidated financial statements. Upon consolidation, we eliminate intercompany transactions, specifically the structuring fees and deferred financing costs paid.

Revenue Recognition for Fees and Other Income. We generate fee and other income, through our various subsidiaries, by providing (a) ongoing asset management services to CDO investment portfolios under cancellable management agreements, (b) providing or arranging to provide financing to our borrowers, and (c) providing financial consulting to our borrowers. We recognize revenue for these activities when the fees are fixed or determinable, evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. CDO asset management fees are an administrative cost of a CDO entity and are paid by the CDO administrative trustee on behalf of its investors. These asset management fees are recognized when earned and are paid quarterly. Asset management fees from consolidated CDOs are eliminated in consolidation.

Consolidation of Variable Interest Entities. When we obtain an explicit or implicit interest in an entity, we evaluate the entity to determine if the entity is a VIE, and, if so, whether or not we are deemed to be the primary beneficiary of the VIE, in accordance with FIN 46R. Generally, we consolidate VIEs where we are deemed to be the primary beneficiary or non-VIEs which we control. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or receives the majority of the residual returns of the VIE. When determining the primary beneficiary of a VIE, we consider the aggregate of our explicit and implicit variable interests as a single variable interest of the VIE. If our single variable interest absorbs the majority of the variability in the expected losses of the VIE or receives the majority of the VIE's residual returns, we are considered the primary beneficiary of the VIE. In the case of non-VIEs or VIEs (i) we are not deemed to be the primary beneficiary and (ii) we do not control the entity, but have the ability to exercise significant influence over the entity, we account for our investment under the equity method (i.e., at cost), increased or decreased by our share of the earnings or losses, less distributions. We reconsider our determination of whether an entity is a VIE and whether we are the primary beneficiary of such VIE if certain events occur.

We have determined that certain special purpose trusts formed by issuers of TruPS to issue such securities are VIEs, which we refer to as Trust VIEs, and that the holder of the majority of the TruPS issued by the Trust VIEs would be the primary beneficiary of, and would consolidate, the Trust VIEs. In most instances, we are the primary beneficiary of the Trust VIEs because we hold, either explicitly or implicitly, the majority of the TruPS issued by the Trust VIEs. Certain TruPS issued by Trust VIE entities are initially financed directly by CDOs or through our warehouse facilities. Under the warehouse agreements, we are required to deposit cash collateral with the investment bank providing the warehouse facility and as a result, we bear the first dollar risk of loss up to our collateral amount if an investment held under the warehouse facility is liquidated at a loss. This arrangement causes us to hold an implicit interest in the Trust VIEs that have issued the TruPS held by our warehouse providers. The primary assets of the Trust VIEs are subordinated debentures issued by the sponsors of the Trust VIEs in exchange for the TruPS proceeds. These subordinated debentures have terms that mirror the TruPS issued by the Trust VIEs. Upon consolidation of the Trust VIEs, these subordinated debentures, which are assets of the Trust VIEs, are included in our financial statements and the related TruPS are eliminated. In accordance with Emerging Issues Task Force Issue No. 85-1: “Classifying Notes Received for Capital Stock,” subordinated debentures issued to Trust VIEs as payment for common equity securities issued by Trust VIEs are recorded net of the common equity securities issued.

Transfers of Financial Assets and Extinguishment of Liabilities. We account for transfers of financial assets and the extinguishment of related liabilities in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended and interpreted, or SFAS No. 140, as either sales or financings. To the extent we acquire assets that are treated as financings under SFAS No. 140, we record our investment at amortized cost and categorize the investment as either a security-related receivable or mortgage-related receivable in our financial statements. One of the criteria that must be met for a transfer of financial assets to be treated as a sale is that the transferor must relinquish effective control over the assets and retain no continuing involvement with the assets. If we are the primary beneficiary of a VIE that issues TruPS, and thereby consolidate the VIE, upon a subsequent transfer of the TruPS to a CDO entity in which we invest or that we manage, we may not qualify for sale accounting. In that event, we would continue to consolidate the VIE assets. Although the warehouse obligations would be extinguished by the CDO's purchase of the TruPS, the CDO debt obligations would be recorded in consolidation.

Investments. We invest primarily in debt securities, residential mortgage portfolios and mortgage-related receivables, commercial mortgages, mezzanine loans and may invest in other types of real estate-related assets. We account for our investments in securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted, or SFAS No. 115 , and designate each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on management’s intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value is based primarily on quoted market prices from independent pricing sources when available for actively traded securities or discounted cash flow analyses developed by management using current interest rates and other market data for securities without an active market. Management’s estimate of fair value is subject to a high degree of variability based upon market conditions and management assumptions. Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

We account for our investments in subordinated debentures owned by Trust VIEs that we consolidate as available-for-sale securities. These VIEs have no ability to sell, pledge, transfer or otherwise encumber the trust or the assets of the trust until such subordinated debenture’s maturity. We account for investments in securities where the transfer meets the criteria under SFAS No. 140 as a financing, at amortized cost. Our investments in security-related receivables represent securities that were transferred to CDO securitization entities in which the transferors maintained some level of continuing involvement.

We account for our investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other loans at amortized cost. The carrying value of these investments is adjusted for origination discounts or premiums, non-refundable fees and direct costs for originating loans which are amortized into income on a level yield basis over the terms of the loans. Mortgage-related receivables represent loan receivables secured by residential mortgages, the legal title to which is held by our trust subsidiaries. These residential mortgages were transferred to the trust subsidiaries in transactions accounted for as financings under SFAS No. 140. Mortgage-related receivables maintain all of the economic attributes of the underlying residential mortgages and all benefits or risks of that ownership inure to the trust subsidiary.

Management uses its judgment to determine whether an investment has sustained an other-than-temporary decline in value. If management determines that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings, and we establish a new cost basis for the investment. If a security that is available for sale sustains an other-than-temporary impairment, the identified impairment is reclassified from accumulated other comprehensive income to earnings, thereby establishing a new cost basis. Our evaluation of an other-than-temporary decline is dependent on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the estimated fair value of the investment in relation to its cost basis; the financial condition of the related entity; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the fair value of the investment.

We maintain an allowance for losses on our investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other loans. Our allowance for losses is based on management’s evaluation of known losses and inherent risks in the portfolios, for example, historical and industry loss experience, economic conditions and trends, estimated fair values, the quality of collateral and other relevant factors. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries).

Goodwill and Intangible Assets. Goodwill on the our consolidated balance sheet represents the amounts paid by us in excess of the fair value of the net assets acquired from business acquisitions accounted for under SFAS No. 141, “Business Combinations”. Pursuant to SFAS No. 142, “Accounting for Goodwill and Intangible Assets,” goodwill is not amortized to expense and rather is analyzed for impairment. We measure our goodwill for impairment on an annual basis or when events indicate that goodwill may be impaired.

Intangible assets on our consolidated balance sheet represent identifiable intangibles acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We measure our intangible assets, net of accumulated amortization, for impairment on an annual basis or when events indicate that the intangible assets are impaired. We expect to record amortization expense of intangible assets as follows by fiscal year: 2007—$55.5 million; 2008—$18.9 million; 2009—$12.6 million; 2010—$12.6 million; 2011—$12.0 million and $6.9 million thereafter.

Accounting for Off-Balance Sheet Arrangements. We maintain warehouse financing arrangements with various investment banks and engage in CDO securitizations. Prior to the completion of a CDO securitization, our warehouse providers acquire investments in accordance with the terms of the warehouse facilities. We are paid the difference between the interest earned on the investments and the interest charged by the warehouse providers from the dates on which the respective investments were acquired. We bear the first dollar risk of loss, up to our warehouse deposit amount, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, the warehouse provider is required to liquidate the securities at a loss. These off-balance sheet arrangements are not consolidated by us because our risk of loss is generally limited to the cash collateral held by the warehouse providers and our warehouse facilities are not special purpose vehicles. However, since we hold an implicit variable interest in many entities funded under our warehouse facilities, we often do consolidate the Trust VIEs while the TruPS they issue are held on the warehouse lines. The economic return earned from these warehouse facilities is considered a non-hedge derivative and is recorded at fair value in our financial statements. Changes in fair value are reflected in earnings in the respective period.

Accounting for Derivative Financial Instruments and Hedging Activities. We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings, consistent with our intention to qualify as a REIT. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which we and our affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, we are potentially exposed to credit loss. However, because of the high credit ratings of our counterparties, we do not anticipate that any of the counterparties will fail to meet their obligations.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, or SFAS No. 133, we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record it in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges and derivatives not designated as hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For a derivative designated as a cash flow hedge, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income. Amounts included in accumulated other comprehensive income will be reclassified to earnings in the period the underlying hedged item affects earnings. Changes in the ineffective portions of hedges are recognized in earnings.

Income Taxes. We and Taberna have elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code. Accordingly, we generally will not be subject to U.S. federal income tax to the extent of our current distributions to shareholders and as long as certain asset, income and share ownership tests are met. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax which could have a material adverse impact on our results of operations and amounts available for distribution to our shareholders. Management believes that all of the criteria to maintain our REIT qualification have been met for all periods, but there can be no assurance that these criteria have been met for these periods or will continue to be met in subsequent periods.

We maintain various TRSs which may be subject to U.S. federal, state and local income taxes. From time to time, these TRSs generate taxable income from intercompany transactions. The TRS entities generate taxable revenue from fees for services provided to CDO entities. Some of these fees paid to the TRS entities are capitalized as deferred costs by the CDO entities. In consolidation, these fees are eliminated when the CDO entity is included in the consolidated group. Nonetheless, all income taxes are expenses and are paid by the TRSs in the year in which the taxable revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

REIT Taxable Income

To qualify as a REIT, we are required to annually make distributions to our shareholders in an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, to avoid certain U.S. federal excise taxes, we are required to annually make distributions to our shareholders in an amount at least equal to certain designated percentages of our net taxable income. Because we expect to make distributions based on the foregoing requirements, and not based on our earnings computed in accordance with GAAP, we expect that our distributions may at times be more or less than its reported earnings as computed in accordance with GAAP.

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income determined in accordance with GAAP as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Our total taxable income represents the aggregate amount of taxable income generated by us and by our domestic and foreign TRSs. REIT taxable income is calculated under U.S. federal tax laws in a manner that, in certain respects, differs from the calculation of net income pursuant to GAAP. REIT taxable income excludes the undistributed taxable income of our domestic TRSs, which is not included in REIT taxable income until distributed to us. Subject to certain TRS value limitations, there is no requirement that our domestic TRSs distribute their earnings to us. REIT taxable income, however, generally includes the taxable income of our foreign TRSs because we will generally be required to recognize and report our taxable income on a current basis. Since we are structured as a REIT and the Internal Revenue Code requires that we distribute substantially all of our net taxable income in the form of distributions to our shareholders, we believe that presenting investors with the information management uses to calculate our net taxable income is useful to investors in understanding the amount of the minimum distributions that we must make to our shareholders so as to comply with the rules set forth in the Internal Revenue Code. Because not all companies use identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to other similarly titled measures prepared and reported by other companies.

The table below reconciles the differences between reported net income and total taxable income and REIT taxable income for the three years ended December 31, 2006 (dollar amounts in thousands):

	For the Year Ended December 31
	2006	2005	2004
Net income available to common shares, as reported	$67,839	$67,951	$60,878
Add (deduct):
Provision for losses	2,499	—	—
Tax gains on sales in excess of reported gains	8,643	—	—
Domestic TRS book-to-total taxable income differences:
Income tax benefit	(1,183)	—	—
Origination fees eliminated in consolidation	3,099	—	—
Stock compensation and other temporary tax differences	(1,466)	—	—
CDO investments aggregate book-to-taxable income differences(1)	(2,346)	—	—
Accretion of loan discounts	—	(2,333)	(9,326)
Other book to tax differences	8,019	(3,319)	(2,188)
Taberna’s 2006 undistributed earnings pre-merger(2)	9,201	—	—

Total taxable income	94,305	62,299	49,364
Less: Taxable income attributable to domestic TRS entities	(4,236)	—	—
Plus: Dividends paid by domestic TRS entities	2,000	—	—

Estimated REIT taxable income (prior to deduction for dividends paid)	$92,069	$62,299	$49,364

(1)	Amounts reflect the aggregate book-to-total taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.
(2)	Amount reflects the undistributed earnings of Taberna for the period from January 1, 2006 through December 11, 2006. These undistributed earnings, as well as Taberna’s REIT taxable income generated from December 12, 2006 through December 31, 2006, were declared as a dividend to RAIT, Taberna’s sole common shareholder, in December 2006 and was paid in January 2007.

Results of Operations

On December 11, 2006, we acquired Taberna upon the completion of our stock-for-stock merger. As a result of this merger, the results of our operations for the year ended December 31, 2006 are not directly comparable to the results of operations for the year ended December 31, 2005.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue

Investment interest income increased approximately $52.5 million, or 61%, to approximately $138.6 million for the year ended December 31, 2006 from approximately $86.2 million for the year ended December 31, 2005. Of the increase, $37.4 million was attributable to the interest earning assets acquired from Taberna with the remaining increase associated with the increase in our commercial and mezzanine loans from December 31, 2005.

Investment interest expense increased approximately $48.9 million, or 378%, to approximately $61.8 million for the year ended December 31, 2006 from approximately $12.9 million for the year ended December 31, 2005. Of this increase, $31.4 million was attributable to the interest bearing liabilities assumed from Taberna with the remaining increase attributable to our increased borrowings under our lines of credit and the issuance of our CDO notes payable in November 2006, through RAIT I.

Our provision for loan loss related to investments in residential mortgages and mortgage-related receivables acquired from Taberna on December 11, 2006 and our commercial mortgage and mezzanine loans. The provision for loan loss increased to approximately $2.5 million for the year ended December 31, 2006 as compared to zero for the year ended December 31, 2005. We maintain an allowance for loss on our investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other loans. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. Based on our evaluation of our portfolios of loans and the adequacy of our allowance, we increased our allowance for losses by $2.5 million during 2006. Of this, approximately $1.0 million relates specifically to our pool of residential mortgages acquired from Taberna on December 11, 2006 and is based on statistical evidence of historical losses on homogenous pools of residential mortgages.

The change in fair value of free-standing derivatives represents the earnings on our first-dollar risk of loss associated with our warehouse facilities. Our free-standing derivatives during 2006 were acquired from Taberna on December 11, 2006. As of December 31, 2006, our first dollar risk of loss in our warehouses, identified as warehouse deposits on our consolidated balance sheet, was $44.6 million. The change in fair value of these free-standing derivative instruments was $0.8 million. Our first dollar risk of loss, or warehouse deposit, requirement associated with our warehouse facilities range from 10% to 5%.

Rental income increased approximately $0.6 million, or 5%, to approximately $12.8 million for the year ended December 31, 2006 from approximately $12.2 million for the year ended December 31, 2005. This increase was attributable to increased occupancy at our consolidated properties and the acquisition of one property in 2006.

Fee income and other increased approximately $7.4 million, or 104%, to approximately $14.4 million for the year ended December 31, 2006 from approximately $7.0 million for the year ended December 31, 2005. This increase was primarily due to $3.7 million of increased fees on commercial and mezzanine loans resulting from our borrowers simultaneously or subsequently obtaining third party-financing and $2.4 million of increased financial consulting fees for financial consulting services provided to our borrowers before financing transactions commenced or were committed.

Expenses

Compensation expenses. Compensation expense increased approximately $7.6 million, or 149%, to approximately $12.7 million for the year ended December 31, 2006 from approximately $5.1 million for year ended December 31, 2005. This increase is due to $0.7 million of amortization expense associated with restricted shares assumed from Taberna that did not fully vest on December 11, 2006 and $6.4 million of expense associated with the supplemental executive retirement plan, or SERP, for our Chairman, Betsy Z. Cohen, and increased other compensation expenses.

General and administrative expenses. General and administrative expenses increased approximately $1.5 million, or 35%, to approximately $5.7 million for the year ended December 31, 2006 from approximately $4.2 million for the year ended December 31, 2005. This increase is due to $0.5 million of general and administrative expenses related to the operations acquired from Taberna and $0.9 million of increased legal and accounting professional fees.

Real estate operating expenses; Depreciation. Real estate operating expenses increased approximately $2.0 million, or 28%, to approximately $9.3 million for the year ended December 31, 2006 from approximately $7.2 million for the year ended December 31, 2005. This increase is primarily due to interest paid on $30.0 million of financing obtained during 2006 relating to one real estate investment.

Depreciation expense increased approximately $0.3 million, or 22%, to approximately $1.5 million for the year ended December 31, 2006 from approximately $1.2 million for the year ended December 31, 2005.

Intangible amortization. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006. The total intangibles acquired were approximately $124.2 million and have useful lives ranging from 2.8 to 10 years. Amortization for the period from the acquisition of Taberna, on December 11, 2006, through December 31, 2006 was $3.2 million.

Other Income (Expenses)

Interest and other income. Interest and other income increased approximately $1.4 million to approximately $2.0 million for the year ended December 31, 2006 from approximately $0.6 million for the year ended December 31, 2005. This increase is primarily due to $0.6 million of interest and other income associated with restricted cash balances acquired from Taberna and higher average cash balances invested with financial institutions with higher yielding interest bearing accounts during year ended December 31, 2006 as compared to the year ended December 31, 2005.

Unrealized gain on interest rate hedges. Unrealized gains on interest rate hedges was approximately $1.9 million for the year ended December 31, 2006 and entirely related to interest rate hedges assumed from Taberna on December 11, 2006. At acquisition, we designated the interest rate swaps assumed from Taberna that were associated with CDO notes payable and repurchase agreements as hedges pursuant to SFAS No. 133. At designation, these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At December 31, 2006, we updated our regression analysis and concluded that these hedging arrangements were still highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements. As a result, we recorded a gain of approximately $1.9 million associated with the ineffective portions of these hedging arrangements. Management cannot ensure that these off-market interest rate swaps will be highly effective in the future and further ineffectiveness, either unrealized gains or unrealized losses, maybe recorded in earnings.

Equity in loss of equity method investments. Equity in loss of equity method investments was a loss of $0.3 million for the year ended December 31, 2006.

Minority interest. Minority interest represents the earnings of consolidated entities allocated to third parties. Minority interest increased approximately $2.6 million to approximately $2.7 million for the year ended

December 31, 2006 from less than $0.1 million for the year ended December 31, 2005. This increase is primarily attributable to the minority interests assumed from Taberna. Taberna’s ownership of its consolidated CDOs ranged from 53% to 59% of the preferred shares issued by such CDOs.

Provision for income taxes. Taberna maintains several domestic TRS entities that are subject to U.S. federal and state and local income taxes. For the period from the date of acquisition of Taberna through December 31, 2006, the provision for income taxes was a benefit of $1.2 million. The effective tax rate for these TRS entities, on a combined basis, was 57.5% for this period.

Income from discontinued operations

Income from discontinued operations represent the revenue, expenses, and gains from the sale of properties either held for sale or sold during the years ended December 31, 2006 and 2005. Income from discontinued operations increased $2.8 million, or 95%, to approximately $5.8 million for the year ended December 31, 2006 from approximately $3.0 million for the year ended December 31, 2005. The increase is due to the timing of the sales of the properties. The income from discontinued operations reported for the year ended December 31, 2005 includes an entire year of property operations for four of the real estate investments that we subsequently sold in 2006. Three of the properties were sold in the first half of 2006, therefore the income from discontinued operations for the year ended December 31, 2006 includes less than six months of property operations for those three properties. In addition, the income from discontinued operations reported for the year ended December 31, 2006 reflects the gain recognized on the sale of each property in 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue

Investment interest income increased approximately $22.2 million, or 35%, to approximately $86.2 million for the year ended December 31, 2005 from approximately $63.9 million for the year ended December 31, 2004. The increase was primarily attributable to the following: $31.8 million of interest earned on 101 loans totalling $763.9 million originated between January 1, 2004 and December 31, 2005, offset by $14.3 million of reduced interest associated with 51 loans, totalling $328.6 million, that were repaid during the same period; the accretion into income of $11.6 million of appreciation interests for which we collected cash relating to five loans that were repaid during the same period; an increase of $0.8 million in accretable yield relating to two loans where we have appreciation interests; a decrease of $9.9 million of accretable yield due to the consolidation of a property underlying one of our loans pursuant to FIN 46R; and $3.6 million of interest income accruing on six preferred equity investments acquired between January 1, 2004 and December 31, 2005 totalling $17.6 million, partially offset by $1.1 million of reduced interest income from the disposition of four preferred equity investments during the same period.

Investment interest expense increased approximately $8.0 million, or 163%, to approximately $12.9 million for the year ended December 31, 2005 from approximately $4.9 million for the year ended December 31, 2004. The increase was primarily attributable to the establishment and utilization of $443.5 million in additional availability on new and existing lines of credit and senior indebtedness relating to loans, partially offset by a decrease in interest expense associated with the payoff of $32.6 million of senior indebtedness relating to loans.

Rental income increased approximately $2.4 million, or 24% to approximately $12.2 million for the year ended December 31, 2005 from approximately $9.8 million for the year ended December 31, 2004. This increase was attributable to the consolidation of one real estate interest in August 2004, partially offset by the disposition of one consolidated real estate interest in June 2004.

Fee income and other increased approximately $0.3 million, or 5% to approximately $7.0 million for the year ended December 31, 2005 from approximately $6.7 million for the year ended December 31, 2004.

Expenses

Compensation expenses. Compensation expense increased approximately $0.5 million, or 12%, to approximately $5.1 million for the year ended December 31, 2005 from approximately $4.6 million for year ended December 31, 2004. This increase is primarily due to a grant of 1,392 phantom shares and 11,316 phantom units pursuant to our equity compensation plan in 2005, as compared to the grant of 2,744 phantom units pursuant to our equity compensation plan in 2004.

General and administrative expenses. General and administrative expenses were $4.2 million for the year ended December 31, 2005 and 2004.

Real estate operating expenses; Depreciation. Real estate operating expenses increased approximately $1.5 million, or 25%, to approximately $7.2 million for the year ended December 31, 2005 from approximately $5.8 million for the year ended December 31, 2004. This increase is due to the net effect of the consolidation of one real estate interest in August 2004, partially offset by the disposition of one consolidated real estate interest in June 2004, as discussed above.

Depreciation expense increased approximately $0.4 million, or 47%, to approximately $1.2 million for the year ended December 31, 2005 from approximately $0.8 million for the year ended December 31, 2004. This increase is due to the net effect of the consolidation of one real estate interest in August 2004, partially offset by the disposition of one consolidated real estate interest in June 2004, as discussed above.

Other Income (Expenses)

Interest and other income. Interest and other income increased approximately $0.1 million to approximately $0.6 million for the year ended December 31, 2005 from approximately $0.5 million for the year ended December 31, 2004.

Gain (loss) on sale of assets. Gain (loss) on sale of assets decreased $2.6 million to a loss of $0.2 million for the year ended December 31, 2005 from a gain of $2.4 million for the year ended December 31, 2004. This decrease is attributable to specific, non-routine, transactions that occurred during the years ended December 31, 2005 and 2004. In December 2005, the general partner of a limited partnership in which we held an 11% limited partnership interest entered into an agreement to sell the apartment building that it owned. Our share of the net sales proceeds was approximately $2.0 million and the book value of our unconsolidated interest was $2.2 million, thereby resulting in a loss on sale of $198,000 for the year ended December 31, 2005. In June 2004 we recognized $2.4 million relating to our appreciation interest in one of our investments. Because we had a controlling interest in the entity that owned the real estate, we accounted for our equity interest on a consolidated basis. Accordingly, when our appreciation interest was realized (with the economic intent of generating additional interest income), under generally accepted accounting principles in the United States, we recognized income as gain on sale of real estate interest. As of September 30, 2004 we had restructured this investment into a mezzanine loan, and as of December 31, 2004 it had been fully repaid.

Minority interest. Minority interest represents the earnings of consolidated entities allocated to third parties. Minority interest was less than $0.1 million for the years ended December 31, 2005 and 2004.

Income from discontinued operations

Income from discontinued operations represent the revenue, expenses, and gains from the sale of properties either held for sale as of or sold during the all years ended December 31, 2006. Income from discontinued operations decreased $0.1 million, or 3%, to approximately $3.0 million for the year ended December 31, 2005 from approximately $3.1 million for the year ended December 31, 2004.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs. We believe our available cash balances, funds available under our warehouse facilities and other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months. We may use short-term repurchase agreements, lines of credit, term debt and other forms of generic financing to finance our operations. Should our liquidity needs exceed our available sources of liquidity, we believe that our CDO and investment securities could be sold directly or as part of CDO transactions or other securitizations to raise additional cash. We expect to continue to expand our business and may have to arrange for additional sources of capital through the issuance of debt or equity or additional bank borrowings to fund that growth. We may not be able to obtain any additional financing when we desire to do so, or may not be able to obtain desired financing on terms and conditions acceptable to us. If we fail to obtain additional financing, the pace of our growth could be reduced.

Our primary cash requirements are as follows:

•	to distribute a minimum of 90% of our net taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT;

•	to provide cash collateral for our warehouse agreements;

•	to make investments in CDOs or other securities;

•	to repay our indebtedness under our repurchase agreements;

•	to pay costs associated with future borrowings, including interest, incurred to finance our investment strategies;

•	to pay employee salaries and incentive compensation; and

•	to pay U.S. federal, state, and local taxes of our TRSs.

We intend to meet these short-term liquidity requirements through the following:

•	the use of our cash and cash equivalent balances of $99.4 million as of December 31, 2006;

•

cash generated from operating activities, including net investment income from our investment portfolio, fee income received by Taberna Capital and RAIT Partnership through their collateral management agreements and CDO structuring fees, and origination fees received by Taberna Securities. The collateral management fees as well as the structuring fees paid by CDO entities, although eliminated for financial reporting purposes with respect to the consolidated CDOs, represent cash inflows to us, and, after the payment of income taxes, the remaining cash may be used for our operating expenses or distributions; and

•	proceeds from future borrowings or offerings of our common and preferred shares.

Cash Flows

As of December 31, 2006 and 2005, we maintained cash and cash equivalents of approximately $99.4 million and $71.4 million, respectively. Our cash and cash equivalents were generated from the following activities (amounts in thousands):

	For the Year Ended December 31
	2006	2005	2004
Cash flows from operating activities	$74,641	$63,607	$52,746
Cash flows from investing activities	(611,350)	(222,112)	(185,937)
Cash flows from financing activities	564,656	216,594	131,763

Net change in cash and cash equivalents	27,947	58,089	(1,428)
Cash and cash equivalents at beginning of period	71,420	13,331	14,759

Cash and cash equivalents at end of period	$99,367	$71,420	$13,331

Our principal source of cash flows is from our financing activities, specifically the issuance of CDO notes to finance our investments in securities and loans. Our increased cash flow from operating activities is primarily the result of our increased investment portfolio when compared to our 2005 investment portfolio.

The increased cash outflow from our investing activities in 2006 as compared to 2005 is primarily attributable to our investments in securities resulting from our acquisition of Taberna.

The increased cash inflow from our financing activities resulted from the issuance of CDO notes payable in November 2006 when we closed RAIT I, a CDO comprised of commercial and mezzanine loans.

Capitalization

Debt Financing.

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are generally collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness and debt financing sources as of December 31, 2006 (dollar amounts in thousands):

Description	Principal	Unamortized (Discount)	Carrying Amount	Interest Rate Terms		Current Weighted- Average Interest Rate	Contractual Maturity
Repurchase agreements and other indebtedness:
Repurchase agreements	$1,174,182	$—	$1,174,182	5.3% to 6.3%		5.8%	Jan. 2007
Secured lines of credit	42,400	—	42,400	7.2% to 7.3%		7.3%	Feb. 2008 to Oct. 2008
Other indebtedness	38,936	—	38,936	6.8% to 7.3%		7.0%	Apr. 2008 to Sept. 2009

Total repurchase agreements and other indebtedness	1,255,518	—	1,255,518
Mortgage-backed securities issued(1)	3,742,378	(45,087)	3,697,291	4.6% to 5.5%	(2)	5.0%	2035
Trust preferred obligations	639,975	3,664	643,639	6.8% to 9.4%		7.7%	2036
CDO notes payable(1)	4,977,838	(122,095)	4,855,743	4.7% to 10.4%		6.2%	2035 to 2046

Total indebtedness	$10,615,709	$(163,518)	$10,452,191

(1)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(2)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.
(3)	We intend to re-negotiate and extend our repurchase agreements as they mature.

(a) Repurchase agreements and other indebtedness

We were party to repurchase agreements that had approximately $1.2 billion in borrowings outstanding as of December 31, 2006. We use repurchase agreements to finance our investments in subordinated interests in mortgage securitizations that we sponsor, residential mortgages prior to their long-term financing through mortgage securitizations, and other securities, including REMIC interests. Our repurchase agreements contain standard market terms and generally renew on a monthly basis. As these investments incur prepayments or change in fair value, we are required to ratably reduce our borrowings outstanding under repurchase agreements. Borrowings under repurchase agreements during the year ended December 31, 2006 bore interest at one-month or three-month LIBOR plus a weighted average spread ranging from 4 to 70 basis points. Included in the above amounts is a credit agreement between Taberna and an investment bank that will provide up to $970.0 million of financing to purchase $1.0 billion of RMBS, CMBS and other real estate-related securities on a short-term basis until CDO notes payable are issued to finance the investments on a longer-term basis. The credit agreement requires the payment of interest monthly at one-month LIBOR plus 21 basis points. The credit agreement will terminate upon the earlier of April 1, 2007 or the issuance of CDO notes payable. The borrowings under the credit agreement are non-recourse to us.

As of December 31, 2006, we were party to several secured lines of credit that provide up to $445.0 million of borrowing capacity. At December 31, 2006, we had $42.0 million outstanding under these secured lines of credit. Borrowing availability under these lines of credit is based on specified percentages of the value of eligible assets. Our lines of credit bear interest at various floating rates ranging from LIBOR plus 1.85% to LIBOR plus 2.50% as of December 31, 2006. One of these lines of credit provides up to $335.0 million of capacity as of December 31, 2006. Our $335.0 million secured line of credit will terminate on October 24, 2008, unless we extend the term an additional year upon the satisfaction of specified conditions. Our ability to borrow under this line of credit is subject to our ongoing compliance with a number of financial and other covenants. On December 11, 2006, we amended this line of credit to redefine and restructure certain of the financial and non-financial covenants. This credit facility also contains customary events of default, including a cross default provision. If an event of default occurs, all of our obligations under the credit facility may be declared immediately due and payable. For events of default relating to insolvency and receivership, all outstanding obligations automatically become due and payable. As of December 31, 2006, $20.0 million of our $42.0 million line of credit borrowings outstanding were attributable to this line of credit.

As of December 31, 2006, we had other indebtedness outstanding relating to loans payable on consolidated real estate interests, senior loan participations and other term loans. These loans are secured by specific consolidated real estate interests and commercial loans included in our consolidated balance sheet. As of December 31, 2006, $108.6 million of our commercial loans and consolidated real estate interests were pledged as collateral for our other indebtedness.

(b) Mortgage-backed securities issued

We finance our investments in residential mortgages through the issuance of mortgage-backed securities by non-qualified special purpose securitization entities, pursuant to SFAS No. 140, that are owner trusts. The mortgage-backed securities issued maintain the identical terms of the underlying residential mortgage loans with respect to maturity, duration of the fixed-rate period and floating rate reset provision after the expiration of the fixed-rate period. Principal payments on the mortgage-backed securities issued are match-funded by the receipt of principal payments on the residential mortgage loans. Although residential mortgage loans, which have been securitized, are consolidated on our balance sheet, the non-qualified special purpose entities that hold such residential mortgage loans are separate legal entities. Consequently, the assets of these non-qualified special purpose entities collateralize the debt of such entities and are not available to our creditors. As of December 31, 2006, approximately $4.0 billion of principal amount residential mortgages and mortgage-related receivables collateralized our mortgage-backed securities issued.

(c) Trust preferred obligations

Trust preferred obligations finance subordinated debentures acquired by Trust VIEs that are consolidated by us for the portion of the total TruPS that are owned by entities outside of the consolidated group. These trust preferred obligations bear interest at either variable or fixed-rates until maturity, generally 30 years from the date of issuance. The Trust VIE has the ability to prepay the trust preferred obligation at any time, without prepayment penalty, after five years. We do not control the timing or ultimate payment of the trust preferred obligations.

(d) CDO notes payable

CDO notes payable represent notes payable issued by CDO entities used to finance the acquisition of TruPS, unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates.

On November 7, 2006, we closed RAIT I, a CDO securitization that provides up to 30-year financing for commercial and mezzanine loans. RAIT I received commitments for $853.0 million of CDO notes; as of

December 31, 2006, $773.2 million was issued to third parties. RAIT I also issued $165.0 million of preference shares upon closing. We retained $35.0 million of subordinated notes and $165.0 million of common and preference shares of RAIT I, excluding discounts.

The notes payable issued by RAIT I consist of 11 classes of notes bearing floating interest rates at spreads over 90-day LIBOR ranging from 31 to 300 basis points.

On December 11, 2006, we assumed the obligations of several CDOs from Taberna. These CDOs were used by Taberna to provide up to 30-year financing for REITs and real estate operating companies. The CDOs acquired from Taberna are as follows: Taberna II, Taberna III, Taberna IV, Taberna V, Taberna VI and Taberna VII. A description of the CDO notes payable issued by each of these CDOs is described below.

Taberna II issued $953.8 million of CDO notes. Taberna II also issued $89.0 million of preference shares upon closing. We retained $15.5 million of subordinated notes and $47.0 million of common and preference shares of Taberna II excluding discounts.

The notes payable issued by Taberna II consist of 12 classes of notes bearing interest at spreads over 90-day LIBOR ranging from 43 to 500 basis points or at fixed rates ranging from 4.7% to 7.2%. Some of the fixed-rate notes bear interest at a fixed rate for an initial period (ranging from 5 to 10 years) and a floating rate for the remaining period based on 90-day LIBOR plus a spread ranging from 43 to 290 basis points.

Taberna III issued $724.5 million of CDO notes. Taberna III also issued $55.1 million of preference shares upon closing. We retained $40.0 million of subordinated notes and $30.3 million of common and preference shares of Taberna III, excluding discounts.

The notes payable issued by Taberna III consist of 11 classes of notes bearing interest at spreads over 90-day LIBOR ranging from 40 to 450 basis points or at fixed rates ranging from 4.8% to 5.9%. Some of the fixed-rate notes bear interest at a fixed rate for an initial period (ranging from 5 to 10 years) and a floating rate for the remaining period based on 90-day LIBOR plus a spread over LIBOR ranging from 40 to 160 basis points.

Taberna IV issued approximately $630.2 million of CDO notes payable. Taberna IV also issued $43.0 million of preference shares upon closing. We retained $26.4 million of the subordinated CDO notes payable and $23.0 million of common and preference shares of Taberna IV, excluding discounts.

The notes payable issued by Taberna IV consist of 10 classes of notes bearing interest at spreads over 90-day LIBOR ranging from 37 to 425 basis points or at fixed rates ranging from 5.9% to 7.7%. Some of the fixed-rate notes bear interest at a fixed rate for an initial period (ranging from 5 to 10 years) and a floating rate for the remaining period based on 90-day LIBOR plus a spread over LIBOR of 145 basis points.

Taberna V issued $678.5 million of CDO notes payable. Taberna V also issued $40.2 million of preference shares upon closing. We retained $22.0 million of common and preference shares and $14.0 million of subordinated debt issued by Taberna V, excluding discounts.

The notes payable issued by Taberna V consist of 10 classes of notes bearing interest at spreads over 90-day LIBOR ranging from 38 to 475 basis points or at fixed rates ranging from 6.6% to 9.8%. Some of the fixed-rate notes bear interest at a fixed rate for an initial period (ranging from 5 to 10 years) and a floating rate for the remaining period based on 90-day LIBOR plus spreads over 90-day LIBOR ranging from 145 to 475 basis points.

Taberna VI issued $672.0 million of CDO notes payable. Taberna VI also issued $47.0 million of preference shares upon closing. We retained $26.0 million of common and preference shares and $3.0 million of subordinated debt issued by Taberna VI, excluding discounts.

The notes payable issued by Taberna VI consist of 11 classes of notes bearing interest at spreads over 90-day LIBOR ranging from 36 to 450 basis points or at fixed rates ranging from 6.8% to 10.0%. One of the fixed-rate notes bear interest at a fixed rate for an initial period of 5 years and a floating rate for the remaining period based on 90-day LIBOR plus spreads over 90-day LIBOR of 140 basis points.

Taberna VII issued $672.0 million of CDO notes payable. Taberna VII also issued $48.8 million of preference shares upon closing. We retained $28.8 million of common and preference shares and $21.0 million of subordinated debt issued by Taberna VII, excluding discounts.

The notes payable issued by Taberna VII consist of 7 classes of notes bearing interest at spreads over 90-day LIBOR ranging from 35 to 475 basis points.

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of December 31, 2006, the CDO notes payable are collateralized by approximately $3.7 billion of principal amount of TruPS and subordinated debentures, approximately $602.7 million of principal amount of unsecured REIT note receivables and CMBS receivables and approximately $863.6 million of principal amount commercial mortgages, mezzanine loans and other loans. A portion of the TruPS that collateralize CDO notes payable are eliminated upon the consolidation of various Trust VIE entities that we consolidate. The corresponding subordinated debentures of the Trust VIE entities are included as investments in securities in our consolidated balance sheet.

Equity Financing.

In 2004, we issued 2.8 million shares of our 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series A Preferred Shares”). The Series A Preferred Shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, have no maturity date and we are not required to redeem the Series A Preferred Shares at any time. On or after March 19, 2009, we may, at our option, redeem the Series A Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

In 2004, we issued 2.3 million shares of our 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series B Preferred Shares”). The Series B Preferred Shares accrue cumulative cash dividends at a rate of 8.375% per year of the $25.00 liquidation preference, have no maturity date and we are not required to redeem the Series B Preferred Shares at any time. On or after October 5, 2009, we may, at our option, redeem the Series B Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

On June 25, 2004, we issued 2.3 million common shares in a public offering at an offering price of $24.25 per share. After offering costs, including the underwriters’ discount and expenses of approximately $2.4 million, we received approximately $53.0 million of net proceeds.

On September 15, 2005, we issued 2,280,700 common shares in a public offering at an offering price of $28.50 per share. After offering costs, including the underwriter’s discount, and expenses of approximately $3.1 million, we received approximately $61.9 million of net proceeds.

On December 11, 2006, we acquired all of the outstanding common shares of Taberna. The acquisition was a stock for stock merger in which we issued 0.5389 common shares for each Taberna common share. We issued 23,904,309 common shares, including 481,785 unvested restricted shares issued to employees of Taberna in exchange for their unvested restricted shares that did not fully vest upon the completion of the acquisition. The value of the unvested restricted shares was approximately $16.6 million (based on the price of our common shares on the date of the merger, or $34.37 per share), was excluded from the total purchase price consideration and will be amortized to compensation expense as the shares vest over the remaining terms of the individual awards.

Off-Balance Sheet Arrangements and Commitments

We maintain arrangements with various investment banks regarding CDO securitizations and warehouse facilities. Prior to the completion of a CDO securitization, investments are acquired by the warehouse providers in accordance with the warehouse facilities. Pursuant to the terms of the warehouse agreements, we receive the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse facilities from the dates on which the respective securities are acquired. Under the warehouse agreements, we are required to deposit cash collateral with the warehouse provider and as a result, we bear the first dollar risk of loss, and in some cases share the first dollar risk of loss, up to our warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, if the warehouse facility is required to liquidate the securities at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to us. The terms of the warehouse facilities are generally at least nine months. As of December 31, 2006, we had approximately $44.6 million of cash collateral held by warehouse providers pursuant to warehouse facilities. These arrangements are deemed to be derivative financial instruments and are recorded by us at fair value each accounting period with the change in fair value recorded in earnings. These arrangements represent our only off-balance sheet arrangements.

A summary of these arrangements is as follows (dollars in thousands):

Warehouse Facility	Warehouse Availability	Funding as of December 31, 2006	Remaining Availability	Maturity
Merrill Lynch International	$1,008,858	$702,362	$306,496	January 2007 to July 2007
Bear, Stearns & Co. Inc.	700,000	279,399	420,601	March 2007

Total	$1,708,858	$981,761	$727,097

The financing costs of these warehouse facilities are based on one-month LIBOR plus a spread of 50 basis points.

Inflation

We believe that inflationary increases in operating expenses will generally be offset by future revenue increases from originating new securities and structuring and managing additional CDO transactions. We believe that the risk that market interest rates may have on our floating rate debt instruments as a result of future increases caused by inflation is primarily offset by our financing strategy to match the terms of our investment assets with the terms of our liabilities and, to the extent necessary, through the use of hedging instruments.

Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2006:

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Repurchase agreements and other indebtedness	$1,255,518	$1,174,210	$81,308	$—	$—
Mortgage-backed securities issued, unpaid principal balance	3,697,291	—	—	—	3,697,291
Trust preferred obligations	643,639	—	—	—	643,639
CDO notes payable	4,855,743	—	—	—	4,855,743
Funding commitments to borrowers(a)	71,072	71,072	—	—	—
Commitments to purchase securities and loans(b)	246,732	246,732	—	—	—
Operating lease agreements	12,070	1,922	3,699	2,731	3,718

Total	$10,782,065	$1,493,936	$85,007	$2,731	$9,200,391

(a)	Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of December 31, 2006.
(b)	Amounts reflect our consolidated CDO’s requirement to purchase additional collateral in order to complete the ramp-up collateral balances. Of this amount, $218,353 has been advanced through CDO notes payable and is included in our restricted cash on our consolidated balance sheet as of December 31, 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from changes in interest rates and equity security prices. We are exposed to credit risk and interest rate risk related to our investments in debt instruments, TruPS, subordinated debentures, residential mortgages, commercial mortgages and mezzanine loans.

Our primary market risk is that we are exposed to interest rate risk. Interest rates may be affected by economic, geo-political, monetary and fiscal policy, market supply and demand and other factors generally outside our control, and such factors may be highly volatile. Our interest rate risk sensitive assets and liabilities and financial derivatives will be typically held for long-term investment and not held for sale purposes. Our intent in structuring CDO transactions and other securitizations is to limit interest rate risk through our financing strategy of matching the terms of its investment assets with the terms of its liabilities and, to the extent necessary, through the use of hedging instruments. We intend to reduce interest rate and funding risk, allowing us to focus on managing credit risk through our disciplined underwriting process and recurring credit analysis.

We make investments that are either floating rate or fixed rate. Our floating rate investments will generally be priced at a fixed spread over an index such as LIBOR that reprices either quarterly or every 30 days. Given the frequency of future price changes in our floating rate investments, changes in interest rates are not expected to have a material effect on the value of these investments. Increases or decreases in LIBOR will have a corresponding increase or decrease in its interest income and the match-funded interest expense, thereby reducing the net earnings impact on its overall portfolio. In the event that long-term interest rates increase, the value of our fixed-rate investments would be diminished. We may consider hedging this risk in the future if the benefit outweighs the cost of the hedging strategy. Such changes in interest rates would not have a material effect on the income from these investments.

As of December 31, 2006, we entered into various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable and repurchase agreements. These cash flow hedges have an aggregate notional value of $4.0 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable and repurchase agreements into fixed-rate payments for five and ten year periods. As of December 31, 2006, the interest rate swaps had an aggregate liability fair value of $18.2 million. Changes in the fair value of the ineffective portions of interest rate swaps and interest rate swaps that were not designated as hedges under SFAS No. 133 are recorded in earnings.

The following table summarizes the change in net investment income for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities:

	Net Assets (Liabilities) Subject to Interest Rate Sensitivity	100 Basis Point Increase	100 Basis Point Decrease
	(dollars in thousands)

Net investment income from variable rate investments and indebtedness	$74,390	$744	$(744)

Net fair value of fixed-rate investments and indebtedness	$405,066	$(10,894)	$3,284

We seek to manage our credit risk through the underwriting processes that we perform in advance of acquiring an investment and our ongoing credit analysis and monitoring procedures.

We make investments that are denominated in U.S. dollars, or if made in another currency we may enter into currency swaps to convert the investment into a U.S. dollar equivalent. We may be unable to match the payment characteristics of the investment with the terms of the currency swap to fully eliminate all currency risk and such currency swaps may not be available on acceptable terms and conditions based upon a cost/benefit analysis.

Item 8. Financial Statements and Supplementary Data.

RAIT FINANCIAL TRUST

Report of Independent Registered Public Accounting Firm

Board of Trustees

RAIT Financial Trust

We have audited the accompanying consolidated balance sheets of RAIT Financial Trust (formerly RAIT Investment Trust) (the Company, a Maryland real estate investment trust) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, other comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAIT Financial Trust and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II—Valuation and Qualifying Accounts and Schedule IV—Mortgage Loans on Real Estate of RAIT Financial Trust and subsidiaries are presented for purposes of additional analysis and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 11 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share Based Payments in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RAIT Financial Trust’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment and an unqualified opinion on internal control effectiveness.

/s/    Grant Thornton LLP

Philadelphia, Pennsylvania

February 28, 2007

Report of Independent Registered Public Accounting Firm

Board of Trustees

RAIT Financial Trust

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that RAIT Financial Trust (a Maryland real estate investment trust) and subsidiaries (collectively RAIT Financial Trust) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RAIT Financial Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Taberna Realty Finance Trust and it subsidiaries, which were acquired on December 11, 2006 and is included in the 2006 consolidated financial statements of RAIT Financial Trust. Taberna Realty Finance Trust constituted approximately 87% of total assets and 6% percent of total revenue as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of RAIT Financial Trust also did not include an evaluation of the internal control over financial reporting of Taberna Realty Finance Trust and it subsidiaries.

In our opinion, management’s assessment that RAIT Financial Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, RAIT Financial Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RAIT Financial Trust and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, other comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements.

/s/    Grant Thornton LLP

Philadelphia, Pennsylvania

February 28, 2007

RAIT Financial Trust

Consolidated Balance Sheets

As of December 31, 2006 and 2005

(Dollars in thousands, except share and per share information)

	As of December 31
	2006	2005
Assets
Investments in securities
Available-for-sale securities	$3,978,999	$—
Security-related receivables	1,159,312	—

Total investment in securities	5,138,311	—
Investments in mortgages and loans, at amortized cost
Residential mortgages and mortgage-related receivables	4,676,950	—
Commercial mortgages, mezzanine loans and other loans	1,250,945	714,654
Allowance for losses	(5,345)	(226)

Total investment in mortgages and loans	5,922,550	714,428
Investments in real estate interests	139,132	85,584
Real estate interests held for sale	—	104,340
Cash and cash equivalents	99,367	71,420
Restricted cash	292,869	21,058
Accrued interest receivable	111,238	13,128
Warehouse deposits	44,618	—
Other assets	42,274	10,220
Deferred financing costs, net of accumulated amortization of $1,709 and $829, respectively	16,729	3,520
Intangible assets, net of accumulated amortization of $3,175 and $0, respectively	121,046	—
Goodwill	132,372	887

Total assets	$12,060,506	$1,024,585

Liabilities and shareholders’ equity
Indebtedness
Repurchase agreements and other indebtedness	$1,255,518	$329,859
Mortgage-backed securities issued	3,697,291	—
Trust preferred obligations	643,639	—
CDO notes payable	4,855,743	—

Total indebtedness	10,452,191	329,859
Accrued interest payable	67,393	2,178
Accounts payable and accrued expenses	22,930	3,226
Liabilities related to real estate interests held for sale	—	63,641
Deferred taxes, borrowers’ escrows and other liabilities	158,197	15,986
Distributions payable	39,118	—

Total liabilities	10,739,829	414,890
Minority interest	124,273	460

Shareholders’ equity
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
Common shares, $0.01 par value per share, 200,000,000 shares authorized, 52,151,412 and 27,899,065 issued and outstanding, including 430,516 unvested restricted share awards as of December 31, 2006	517	279
Additional paid in capital	1,218,667	602,655
Accumulated other comprehensive income (loss)	(3,085)	—
Retained earnings (deficit)	(19,746)	6,250

Total shareholders’ equity	1,196,404	609,235

Total liabilities and shareholders’ equity	$12,060,506	$1,024,585

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Income

For the Three Years Ended December 31, 2006

(Dollars in thousands, except share and per share information)

	For the years ended December 31
	2006	2005	2004
Revenue:
Investment interest income	$138,639	$86,174	$63,942
Investment interest expense	(61,833)	(12,933)	(4,917)
Provision for losses	(2,499)	—	—
Change in fair value of free-standing derivatives	788	—	—

Net investment income	75,095	73,241	59,025
Rental income	12,800	12,164	9,808
Fee and other income	14,387	7,043	6,728

Total revenue	102,282	92,448	75,561
Expenses:
Compensation expense	12,736	5,117	4,571
Real estate operating expenses	9,280	7,229	5,770
General and administrative	5,675	4,212	4,174
Depreciation	1,454	1,194	815
Amortization of intangible assets	3,175	—	—

Total expenses	32,320	17,752	15,330

Income before interest and other income (expense), minority interest, income taxes, and income from discontinued operations	69,962	74,696	60,231
Interest and other income	1,961	576	464
Gain (loss) on sale of assets	(6)	(198)	2,403
Unrealized gain on interest rate hedges	1,925	—	—
Equity in loss of equity method investments	(259)	—	—
Minority interest	(2,668)	(33)	(30)

Income before taxes and income from discontinued operations	70,915	75,041	63,068
Income tax benefit	1,183	—	—

Income from continuing operations	72,098	75,041	63,068
Income from discontinued operations	5,820	2,986	3,089

Net income	77,918	78,027	66,157
Income allocated to preferred shares	(10,079)	(10,076)	(5,279)

Net income available to common shares	$67,839	$67,951	$60,878

Earnings per share—Basic:
Continuing operations	$2.12	$2.48	$2.36
Discontinued operations	0.20	0.11	0.13

Total earnings per share—Basic	$2.32	$2.59	$2.49

Weighted-average shares outstanding—Basic	29,294,642	26,235,134	24,404,168

Earnings per share—Diluted:
Continuing operations	$2.10	$2.46	$2.35
Discontinued operations	0.20	0.11	0.13

Total earnings per share—Diluted	$2.30	$2.57	$2.48

Weighted-average shares outstanding—Diluted	29,553,403	26,419,693	24,572,076

Distributions declared per common share	$2.70	$2.43	$2.40

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Other Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31
	2006	2005	2004
Net income	$77,918	$78,027	$66,157
Other comprehensive income (loss):
Change in the fair value of cash-flow hedges	32,249	—	—
Reclassification adjustments associated with unrealized gains from cash flow hedges included in net income	(1,925)	—	—
Realized (gain) loss on cash-flow hedges reclassified to earnings	(1,327)	—	—
Change in fair value of available-for-sale securities	(34,710)	—	—

Total other comprehensive loss before minority interest allocation	(5,713)	—	—
Allocation to minority interest	2,628	—	—

Total other comprehensive income (loss)	(3,085)	—	—

Comprehensive income	$74,833	$78,027	$66,157

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Shareholders’ Equity

For the Three Years Ended December 31, 2006

(Dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, January 1, 2004	—	$—	—	$—	23,207,298	$232	$363,623	$—	$(453)	$363,402
Net income	—	—	—	—	—	—	—	—	66,157	66,157
Preferred dividends declared	—	—	—	—	—	—	—	—	(5,279)	(5,279)
Common dividends declared	—	—	—	—	11,738	—	305	—	(58,525)	(58,220)
Stock options exercised	—	—	—	—	43,431	1	848	—	—	849
Preferred shares issued, net	2,760,000	28	2,258,300	23	—	—	120,967	—	—	121,018
Stock compensation expense	—	—	—	—	—	—	334	—	—	334
Common shares issued, net	—	—	—	—	2,317,481	23	53,426	—	—	53,449

Balance, December 31, 2004	2,760,000	28	2,258,300	23	25,579,948	256	539,503	—	1,900	541,710
Net income	—	—	—	—	—	—	—	—	78,027	78,027
Preferred dividends declared	—	—	—	—	—	—	—	—	(10,076)	(10,076)
Common dividends declared	—	—	—	—	13,031	—	354	—	(63,601)	(63,247)
Stock options exercised	—	—	—	—	6,847	—	243	—	—	243
Stock compensation expense	—	—	—	—	—	—	406	—	—	406
Common shares issued, net	—	—	—	—	2,299,239	23	62,149	—	—	62,172

Balance, December 31, 2005	2,760,000	28	2,258,300	23	27,899,065	279	602,655	—	6,250	609,235
Net income	—	—	—	—	—	—	—	—	77,918	77,918
Preferred dividends declared	—	—	—	—	—	—	—	—	(10,079)	(10,079)
Common dividends declared	—	—	—	—	14,449	—	405	—	(93,835)	(93,430)
Other comprehensive loss, net	—	—	—	—	—	—	—	(3,085)	—	(3,085)
Stock options exercised	—	—	—	—	246,918	2	3,861	—	—	3,863
Stock compensation expense	—	—	—	—	69,422	1	874	—	—	875
Common shares issued, net	—	—	—	—	23,491,042	235	610,872	—	—	611,107

Balance, December 31, 2006	2,760,000	$28	2,258,300	$23	51,720,896	$517	$1,218,667	$(3,085)	$(19,746)	$1,196,404

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

For the Three Years Ended December 31, 2006

(Dollars in thousands)

	For the years ended December 31
	2006	2005	2004
Operating activities:
Net income	$77,918	$78,027	$66,157
Adjustments to reconcile net income to cash flow from operating activities:
Minority interest	2,668	33	30
Provision for losses	2,499	—	—
Amortization of deferred compensation	3,960	428	334
Equity in loss of equity method investments	259	—	—
Depreciation and amortization	5,167	3,853	3,739
Amortization of deferred financing costs	3,549	967	596
Accretion of loan discounts	(2,948)	(4,033)	(9,325)
(Gain) loss on sale of assets	(5,111)	198	(3,685)
Unrealized gain on interest rate hedges	(1,925)	—	—
Changes in assets and liabilities:
Accrued interest receivable	(25,730)	(5,980)	(3,948)
Other assets	28,492	(11,999)	3,272
Accrued interest payable	12,291	2,058	41
Accounts payable and accrued expenses	4,715	358	3,534
Deferred taxes, borrowers’ escrows and other liabilities	(31,163)	(303)	(7,999)

Cash flow from operating activities	74,641	63,607	52,746
Investing activities:
Purchase and origination of investments in securities	(222,593)	—	—
Purchase and origination of investments in loans	(950,902)	(585,484)	(388,643)
Cash obtained from Taberna upon acquisition	31,675	—	—
Principal repayments on loans	536,896	368,056	225,403
Investment in real estate interests	(41,660)	(15,983)	(36,555)
Proceeds from dispositions of real estate interests	48,176	12,051	15,312
Increase in restricted cash	(7,107)	(752)	(1,454)
Increase in warehouse deposits	(5,835)	—	—

Cash flow from investing activities	(611,350)	(222,112)	(185,937)
Financing activities:
Repayments on repurchase agreements and other indebtedness	(314,256)	(133,979)	(19,651)
Proceeds from repurchase agreements and other indebtedness	122,536	361,502	39,597
Repayments on residential mortgage-backed securities	(43,874)	—	—
Proceeds from issuance of CDO notes payable	773,205	—	—
Proceeds from issuance of TruPS obligations	100,000	—	—
Payments for deferred costs	(12,990)	—	—
Issuance of preferred shares, net	76	—	121,019
Common share issuance, net of costs incurred	4,350	62,394	54,297
Distributions paid to preferred shares	(10,079)	(10,076)	(5,279)
Distributions paid to common shares	(54,312)	(63,247)	(58,220)

Cash flow from financing activities	564,656	216,594	131,763

Net change in cash and cash equivalents	27,947	58,089	(1,428)
Cash and cash equivalents at the beginning of the period	71,420	13,331	14,759

Cash and cash equivalents at the end of the period	$99,367	$71,420	$13,331

Supplemental cash flow information:
Cash paid for interest	$47,932	$15,239	$9,836
Cash paid for taxes	780	—	—
Non-cash decrease in consolidated real estate interests	—	—	(6,600)
Non-cash increase in consolidated real estate interests, offset by a decrease in investments in loans	15,857	—	40,800
Stock issued under dividend reinvestment plan	405	354	305
Stock issued to acquire net assets of Taberna Realty Finance Trust	610,628	—	—
Distributions payable	39,118	—	—

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

NOTE 1:    THE COMPANY

RAIT Financial Trust (the Company) is a specialty finance company that provides a comprehensive set of debt financing options to the real estate industry. The Company originates and invests in real estate-related assets that are underwritten through an integrated investment process. The Company conducts its business through its subsidiaries, RAIT Partnership, L.P., or RAIT Partnership, and Taberna Realty Finance, or Taberna, as well as through their respective subsidiaries. The Company is a self-managed and self-advised Maryland REIT. Taberna is also a Maryland REIT. We acquired Taberna in a merger completed in December 2006. The Company’s objective is to provide its shareholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with its investment strategy.

The Company finances a substantial portion of its investments through borrowing and securitization strategies seeking to match the maturities and repricing dates of its financings with the maturities and repricing dates of those investments, and to mitigate interest rate risk through derivative instruments.

The Company may encounter significant competition from public and private companies, including other finance companies, mortgage banks, pension funds, savings and loan associations, insurance companies, institutional investors, investment banking firms and other lenders and industry participants, as well as individual investors, for making investments in real estate. The Company generally invests in established markets in the Northeast, Mid-Atlantic, Central, Southeast and West regions of the United States and Europe.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain prior period amounts have been reclassified to conform with the current period presentation.

b. Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its majority-owned and/or controlled subsidiaries. The portions of these entities not owned by the Company are presented as minority interest as of the dates and for the periods presented in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

When the Company obtains an explicit or implicit interest in an entity, the Company evaluates the entity to determine if the entity is a variable interest entity (“VIE”), and, if so, whether or not the Company is deemed to

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

be the primary beneficiary of the VIE, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Generally, the Company consolidates VIEs of which the Company is deemed to be the primary beneficiary or non-VIEs which the Company controls. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE. When determining the primary beneficiary of a VIE, the Company considers its aggregate explicit and implicit variable interests as a single variable interest. If the Company’s single variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, the Company is considered the primary beneficiary of the VIE. In the case of non-VIEs or VIEs where the Company is not deemed to be the primary beneficiary and the Company does not control the entity, but has the ability to exercise significant influence over the entity, the Company accounts for its investment under the equity method. The Company reconsiders its determination of whether an entity is a VIE and whether the Company is the primary beneficiary of such VIE if certain events occur.

The Company has determined that certain special purpose trusts formed by issuers of TruPS to issue such securities are VIEs (“Trust VIEs”) and that the holder of the majority of the TruPS issued by the Trust VIEs would be the primary beneficiary. In most instances, the Company is the primary beneficiary of the Trust VIEs because it holds, either explicitly or implicitly, the majority of the TruPS issued by the Trust VIEs. Certain TruPS issued by Trust VIEs are initially financed directly by CDOs or through the Company’s warehouse facilities. Under the warehouse agreements, the Company deposits cash collateral with an investment bank and bears the first dollar risk of loss, up to the Company’s collateral deposit, if an investment held under the warehouse facility is liquidated at a loss. This arrangement causes the Company to hold an implicit interest in the Trust VIEs that issued TruPS held by warehouse providers. The primary assets of the Trust VIEs are subordinated debentures issued by the sponsors of the Trust VIEs in exchange for the TruPS proceeds. These subordinated debentures have terms that mirror the TruPS issued by the Trust VIEs. Upon consolidation of the Trust VIEs, these subordinated debentures, which are assets of the Trust VIEs, are included in the Company’s financial statements and the related TruPS are eliminated. Pursuant to Emerging Issues Task Force Issue No. 85-1: “Classifying Notes Received for Capital Stock,” subordinated debentures issued to Trust VIEs as payment for common equity securities issued by Trust VIEs are recorded net of the common equity securities issued.

The Company consolidates various CDO entities and residential mortgage securitizations that are VIE entities when the Company is determined to be the primary beneficiary.

c. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

d. Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and highly liquid investments with maturities of three months or less when purchased.

e. Restricted Cash

Restricted cash includes amounts held on deposit by investment banks as collateral for derivative contracts and proceeds from the issuance of CDO notes payable by CDO securitization entities that are restricted for the

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

purpose of funding additional investments in securities subsequent to the balance sheet date. As of December 31, 2006, the Company had $10,826 of restricted cash held by investment banks as collateral for derivative contracts and $218,353 held by CDO securitization entities.

Restricted cash also includes tenant escrows and borrowers’ funds held by the Company to fund certain expenditures or to be released at the Company’s discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. As of December 31, 2006 and 2005, the Company had $63,690 and $21,058, respectively, of tenant escrows and borrowers’ funds.

f. Investments

The Company invests in debt securities, residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other types of real estate-related assets. The Company accounts for its investments in securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted (“SFAS No. 115”), and designates each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on management’s intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value is based primarily on quoted market prices from independent pricing sources when available for actively traded securities or discounted cash flow analyses developed by management using current interest rates and other market data for securities without an active market. Management’s estimate of fair value is subject to a high degree of variability based upon market conditions and management assumptions. Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

The Company accounts for its investments in subordinated debentures owned by trust VIEs that the Company consolidates as available-for-sale securities. These VIEs have no ability to sell, pledge, transfer or otherwise encumber the trust or the assets of the trust until such subordinated debenture’s maturity. The Company accounts for investments in securities where the transfer meets the criteria as a financing under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) at amortized cost. The Company’s investments in security-related receivables represent securities that were transferred to CDO securitization entities in which the transferors maintained some level of continuing involvement.

The Company accounts for its investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other loans at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income on a level yield basis over the terms of the loans. Mortgage-related receivables represent loan receivables secured by residential mortgages, the legal title to which is held by trust subsidiaries of the Company. These residential mortgages were transferred to the trust subsidiaries in transactions accounted for as financings under SFAS No. 140. Mortgage-related receivables maintain all of the economic attributes of the underlying residential mortgages and all benefits or risks of that ownership inure to the trust subsidiary.

The Company uses its judgment to determine whether an investment has sustained an other-than-temporary decline in value. If management determines that an investment has sustained an other-than-temporary decline in

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

its value, the investment is written down to its fair value by a charge to earnings, and the Company establishes a new cost basis for the investment. If a security that is available for sale sustains an other-than-temporary impairment, the identified impairment is reclassified from accumulated other comprehensive income to earnings, thereby establishing a new cost basis. The Company’s evaluation of an other-than-temporary decline is dependent on the specific facts and circumstances. Factors that the Company considers in determining whether an other-than-temporary decline in value has occurred include: the estimated fair value of the investment in relation to its cost basis; the financial condition of the related entity; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the fair value of the investment.

The Company maintains an allowance for losses on its investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other loans. The Company’s allowance for losses is based on management’s evaluation of known losses and inherent risks in the portfolios, for example, historical and industry loss experience, economic conditions and trends, estimated fair values, the quality of collateral and other relevant factors. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries).

g. Transfers of Financial Assets

The Company accounts for transfers of financial assets under SFAS No. 140 as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is accounted for as a financing. Financial assets that are treated as sales are removed from the Company’s accounts with any realized gain (loss) reflected in earnings during the period of sale. Financial assets that are treated as financings are maintained on the balance sheet with proceeds received from the legal transfer reflected as securitized borrowings.

h. Revenue Recognition

1)	Net investment income—the Company recognizes interest income from investments in debt and other securities, residential mortgages, commercial mortgages and mezzanine loans on a yield to maturity basis. Upon the acquisition of a loan at a discount, the Company assesses the portions of the discount that constitutes accretable yields and non-accretable differences. The accretable yield represents the excess of the Company’s expected cash flows from the loan over the amount the Company paid for the loan. That amount, the accretable yield, is accreted to interest income over the remaining life of the loan. Many of the Company’s commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Origination fees and direct loan origination costs are deferred and amortized to net investment income, using the effective interest method, over the contractual life of the underlying loan security or loan, in accordance with SFAS No. 91. The Company recognizes interest income from interests in certain securitized financial assets on an estimated effective yield to maturity basis. Management estimates the current yield on the amortized cost of the investment based on estimated cash flows after considering prepayment and credit loss experience.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

2)	Structuring fees—the Company receives structuring fees for services rendered in connection with the formation of CDO securitization entities. The structuring fee is a contractual fee paid when the related services are completed. The structuring fee is a negotiated fee with the investment bank acting as placement agent for the CDO securities and is capitalized by the CDO securitization entity as a deferred financing cost. The Company may decide to invest in the debt or equity securities issued by CDO securitization entities. The Company evaluates its investment in these entities under FIN 46R to determine whether the entity is a VIE, and, if so, whether or not the Company is the primary beneficiary. If the Company determines it is the primary beneficiary, it will consolidate the accounts of the CDO securitization entity into the Company’s consolidated financial statements. Upon consolidation, the Company eliminates intercompany transactions, specifically the structuring fees and deferred financing costs paid.

3)	Fee and other income—the Company generates fee and other income, through our various subsidiaries, by providing (a) ongoing asset management services to CDO investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, and (c) providing financial consulting to our borrowers. The Company recognizes revenue for these activities when the fees are fixed or determinable, evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. CDO asset management fees are an administrative cost of a CDO entity and are paid by the CDO administrative trustee on behalf of its investors. These asset management fees are recognized when earned and are paid quarterly. Asset management fees from consolidated CDOs are eliminated in consolidation. During the year ended December 31, 2006, we earned $1,143 of asset management fees, of which we eliminated $987 upon consolidation of CDOs of which we are the primary beneficiary.

i. Off-Balance Sheet Arrangements

The Company maintains warehouse financing arrangements with various investment banks and engage in CDO securitizations. Prior to the completion of a CDO securitization, the Company’s warehouse providers acquire investments in accordance with the terms of the warehouse facilities. The Company is paid the difference between the interest earned on the investments and the interest charged by the warehouse providers from the dates on which the respective investments were acquired. We bear the first dollar risk of loss, up to our warehouse deposit amount, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, the warehouse provider is required to liquidate the securities at a loss. These off-balance sheet arrangements are not consolidated because the Company’s risk of loss is generally limited to the cash collateral held by the warehouse providers and the Company’s warehouse facilities are not special purpose vehicles. However, since we hold an implicit variable interest in many entities funded under the Company’s warehouse facilities, the Company often does consolidate the Trust VIEs while the TruPS they issue are held on the warehouse lines. The economic return earned from these warehouse facilities is considered a non-hedge derivative and is recorded at fair value in our financial statements. Changes in fair value are reflected in earnings in the respective period.

j. Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheet as either an asset or liability. For derivatives designated as fair value hedges or for derivatives not designated as hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income. Changes in the ineffective portions of cash flow hedges are recognized in earnings.

k. Income Taxes

The Company and Taberna have each elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Accordingly, the Company and Taberna generally will not be subject to U.S. federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and share ownership tests are met. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its shareholders. Management believes that all of the criteria to maintain the Company’s and Taberna’s REIT qualification have been met for the applicable periods, but, there can be no assurances that these criteria will continue to be met in subsequent periods.

The Company maintains various TRSs, which may be subject to U.S. federal, state and local income taxes. From time to time, these TRSs generate taxable income from intercompany transactions. The TRS entities generate taxable revenue from fees for services provided to CDO entities. Some of these fees paid to the TRS entities are capitalized as deferred financing costs by the CDO entities. Certain CDO entities may be consolidated in the Company’s financial statements pursuant to FIN 46R. In consolidation, these fees are eliminated when the CDO entity is included in the consolidated group. Nonetheless, all income taxes are accrued by the TRSs in the year in which the taxable revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

l. Share-Based Payment

The Company accounts for its share-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R). The Company measures the cost of employee and trustee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and records compensation expense over the related vesting period. The Company has previously followed the disclosure only provisions of both SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). Pursuant to the requirements of SFAS No. 148, the Company’s pro forma net income available to common shareholders using the fair value provisions of SFAS No. 123 would have been $67,923 and $60,826 for the years ended December 31, 2005 and 2004, respectively. Pro forma earnings per share, basic and diluted, would be the same as reported. This pro forma net income available to common shareholders includes $28 and $52, respectively, of additional compensation expense during the years ended December 31, 2005 and 2004.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

m. Deferred Financing Costs, Goodwill and Intangible Assets

Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

Goodwill on the Company’s consolidated balance sheet represents the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under SFAS No. 141, “Business Combinations”. Pursuant to SFAS No. 142, “Accounting for Goodwill and Intangible Assets,” goodwill is not amortized to expense but rather is analyzed for impairment. The Company measures its goodwill for impairment on an annual basis or when events indicate that goodwill may be impaired. Through December 31, 2006, no impairment of goodwill was identified.

Intangible assets on the Company’s consolidated balance sheet represent identifiable intangibles acquired in business acquisitions. The Company amortizes identified intangible assets to expense over their estimated lives using the straight-line method. The Company measures its intangible assets, net of accumulated amortization, for impairment on an annual basis or when events indicate that the intangible assets are impaired. As of December 31, 2006, no impairment of intangible assets was identified. The Company expects to record amortization expense of intangible assets as follows by fiscal year: 2007—$55,476, 2008—$18,943, 2009—$12,572, 2010—$12,572, 2011—$11,951 and $6,922 thereafter.

n. Recent Accounting Pronouncements

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

In September 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN 48 in the first quarter of 2007 and does not expect that the adoption of FIN 48 will have a material effect on its consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require or permit fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company does not expect that the adoption of SFAS No. 157 will have a material effect on its consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (SAB 108) on quantifying financial statement misstatements. SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 was issued to address diversity in practices by issuers when quantifying financial statement misstatements and the potential for current practice to fail to consider the accumulation of significant amounts on the balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. The statement establishes presentation and measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that this statement may have on our financial statements.

NOTE 3:    ACQUISITION OF TABERNA REALTY FINANCE TRUST

On December 11, 2006, the Company acquired all of the outstanding common shares of Taberna Realty Finance Trust. The total purchase price consideration for the acquisition was $619,128, including approximately $8,500 in expenses, and was paid through the exchange of each Taberna common share for 0.5389 of the Company’s common shares. The Company issued 23,904,309 common shares, including 481,785 unvested restricted shares issued to employees of Taberna in exchange for their unvested restricted shares that did not fully vest upon the completion of the merger. The value of the unvested restricted shares was $16,559, based on the stock price of the Company’s common shares on the date of merger, or $34.37 per share, and was excluded from the total purchase price consideration. This cost will be amortized to compensation expense as the shares vest over the remaining terms of the individual awards. The acquisition of Taberna will increase the Company’s investment portfolio, increase the Company’s ability to provide a wide range of debt financing options to its borrowers, provide access to a broad origination network and increase the Company’s access to the CDO market to finance its investment portfolio. The results of Taberna’s operations have been included in our financial statements from the date of acquisition.

For purposes of computing the total purchase price, the common shares issued in the transactions were valued based on the average trading price of the Company’s common shares of $26.07. The average trading price was based on the average of the closing prices for each of the two trading days before, the day of and the two trading days after the merger was announced in June 2006.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

The following table summarizes the fair value of the net assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining final third-party valuations of certain tangible and intangible assets; thus, the allocation of the purchase price is subject to refinement.

Description	Estimated Fair Value
Assets acquired:
Investments in securities	$5,037,976
Investments in real estate loans and related receivables	4,844,912
Cash and cash equivalents	31,675
Restricted cash	221,558
Accrued interest receivable	74,185
Warehouse deposits	38,783
Other assets	28,623
Goodwill	131,485
Intangible assets	124,221

Total assets acquired	10,533,418
Liabilities assumed:
Repurchase agreements and other indebtedness	1,117,632
Mortgage-backed securities issued	3,740,041
Trust preferred obligations	543,649
CDO notes payable	4,081,839

Total indebtedness assumed	9,483,161
Accrued interest payable	52,836
Accounts payable and accrued expenses	11,502
Deferred taxes and other liabilities	242,624

Total liabilities assumed	9,790,123
Minority interests in consolidated entities assumed	124,167

Fair value of net assets acquired	$619,128

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

Unaudited pro forma information relating to the acquisition of Taberna is presented below as if the acquisition occurred on January 1 of the period presented. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

	For the Year Ended December 31 (unaudited)
Description	2006	2005
Pro forma revenue	$155,904	$104,389
Pro forma income from continuing operations	89,262	50,581
Pro forma income available to common shareholders	85,003	43,491
Earnings per share from continuing operations:
Basic, as reported	$2.12	$2.48
Basic, as pro forma	$1.54	$0.79
Diluted, as reported	$2.10	$2.46
Diluted, as pro forma	$1.53	$0.78
Earnings per share:
Basic, as reported	$2.32	$2.59
Basic, as pro forma	$1.65	$0.85
Diluted, as reported	$2.30	$2.57
Diluted, as pro forma	$1.65	$0.84

NOTE 4:    INVESTMENTS IN SECURITIES

The following table summarizes the Company’s investments in available-for-sale securities as of December 31, 2006:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon	Weighted Average Years to Maturity
TruPS and subordinated debentures	$3,754,728	$3,789	$(38,475)	$3,720,042	7.9%	28.1
Other securities	258,958	31	(32)	258,957	5.6%	24.4

Total available-for-sale securities	$4,013,686	$3,820	$(38,507)	$3,978,999	7.8%	27.9

TruPS included above as available-for-sale securities includes (a) investments in TruPS issued by Trust VIEs of which the Company is not the primary beneficiary and which the Company does not consolidate and (b) transfer of investments in TruPS securities to the Company that were accounted for as a sale pursuant to SFAS No. 140. Subordinated debentures included above represents the primary assets of Trust VIEs that the Company consolidates pursuant to FIN 46R. The Company acquired these securities from Taberna on December 11, 2006. As a result, the unrealized losses are less than 12 months. Management believes that none of these securities are other than temporarily impaired at December 31, 2006.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

The following table summarizes the Company’s investments in security-related receivables, as of December 31, 2006:

Investment Description	Amortized Cost	Weighted Average Coupon	Weighted Average Years to Maturity	Estimated Fair Value
TruPS and subordinated debenture receivables	$554,646	8.0%	27.4	$561,292
Unsecured REIT note receivables	400,539	5.6%	11.1	393,682
CMBS receivables(1)	204,127	5.8%	35.6	201,150

Total	$1,159,312	6.8%	23.2	$1,156,124

(1)	CMBS receivables include securities with a fair value totaling $172,450 that are rated “BBB+” and “BBB-” by Standard & Poor’s and securities with a fair value totaling $28,700 that are rated between “AA” and “A-” by Standard & Poor’s.

The Company’s investments in security-related receivables represent securities owned by CDO entities that are accounted for by the Company as financings under SFAS No. 140.

The unrealized losses on the Company’s securities are primarily the result of market interest rate factors rather than credit impairment, and the Company believes that the carrying values are fully realizable over the securities’ expected holding period.

Some of the Company’s investments in securities collateralize debt issued through CDO entities. The Company’s TruPS CDO entities are static pools and prohibit, in most cases, the sale of such securities until the mandatory auction call period, typically 10 years from the CDO entity’s inception. At and subsequent to the mandatory auction call date, remaining securities will be offered in the general market and the proceeds from sales of such securities will be used to repay outstanding indebtedness and liquidate the CDO entity. The assets of the Company’s consolidated CDOs collateralize the debt of such entities and are not available to the Company’s creditors. As of December 31, 2006, CDO notes payable related to investment in securities were collateralized by $3,662,780 of principal amount of TruPS and subordinated debentures and $602,733 of principal amount of unsecured REIT note receivables and CMBS receivables. Some of these investments were eliminated upon the consolidation of various Trust VIEs that the Company consolidates and the corresponding subordinated debentures of the Trust VIEs are included as assets in the Company’s consolidated balance sheet.

NOTE 5:    INVESTMENTS IN LOANS

The Company’s investments in mortgages and loans are accounted for at amortized cost.

(a) Investments in residential mortgages and mortgage- related receivables:

The following tables summarize the Company’s investments in residential mortgages and mortgage-related receivables as of December 31, 2006:

	Unpaid Principal Balance	Unamortized (Discount)	Carrying Amount	Number of Loans and Mortgage-Related Receivables	Average Interest Rate	Average Contractual Maturity date
3/1 Adjustable rate	$144,614	$(2,203)	$142,411	364	5.6%	August 2035
5/1 Adjustable rate	3,879,528	(21,885)	3,857,643	7,897	5.6%	September 2035
7/1 Adjustable rate	612,717	(4,969)	607,748	1,337	5.7%	July 2035
10/1 Adjustable rate	69,896	(748)	69,148	78	5.7%	June 2035

Total	$4,706,755	$(29,805)	$4,676,950	9,676	5.6%

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

The estimated fair value of the Company’s residential mortgage loans and mortgage-related receivables was $4,652,170 as of December 31, 2006. As of December 31, 2006, approximately 44% of the Company’s residential mortgage loans were in the State of California.

The following table summarizes the delinquency statistics of residential mortgage loans as of December 31, 2006:

Delinquency Status	Principal Amount
30 to 59 days	$30,389
60 to 89 days	8,006
90 days or more	5,699
In foreclosure or real estate owned	9,496

Total	$53,590

As of December 31, 2006, $3,957,998 of the Company’s residential mortgages and mortgage-related receivables as presented were pledged as collateral through owner-trust residential mortgage securitizations and collateralized obligations issued thereby totaling principal of $3,742,378 as of December 31, 2006. These securitization transactions occurred after the residential mortgages were acquired in whole-loan portfolio transactions. In each of these residential mortgage securitizations, the Company retained all of the subordinated and non-rated mortgage-backed securities issued. These securitization entities are non-qualified special purpose entities and are considered VIEs. Because the Company retained all of the subordinated and non-rated RMBS issued, the Company is the primary beneficiary of these entities and consolidates each of the residential mortgage securitization trusts.

(b) Investments in commercial mortgages, mezzanine loans, and other loans:

The following tables summarize the Company’s investments in commercial mortgages, mezzanine loans and other loans as of December 31, 2006:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted Average Interest Rate	Range of Maturity Dates	Estimated Fair Value
Commercial mortgages	$779,363	$—	$779,363	46	8.7%	Mar. 2007 to Dec. 2011	$778,867
Mezzanine loans	382,990	(1,947)	381,043	122	11.3%	Apr. 2007 to May 2021	382,544
Other loans	92,174	54	92,228	5	7.7%	May 2010 to Oct. 2016	92,228

Total	1,254,527	(1,893)	1,252,634	173	9.4%		$1,253,639

Unearned fees	(1,689)	—	(1,689)

Total	$1,252,838	$(1,893)	$1,250,945

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

The following tables summarize the Company’s investments in commercial mortgages, mezzanine loans and other loans as of December 31, 2005:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted Average Interest Rate	Range of Maturity Dates	Estimated Fair Value
Commercial mortgages	$424,098	$—	$424,098	34	8.3%	Jan. 2006 to Dec. 2008	$427,913
Mezzanine loans	291,200	(41)	291,159	75	12.3%	Jan. 2006 to May 2021	308,454

Total	715,298	(41)	715,257	109	9.9%		$736,367

Unearned fees	(603)	—	(603)

Total	$714,695	$(41)	$714,654

The following table summarizes the delinquency statistics of commercial mortgages, mezzanine loans and other loans as of December 31, 2006:

Delinquency Status	Principal Amount
30 to 59 days	$1,100
60 to 89 days	—
90 days or more	4,857
In foreclosure or real estate owned	—

Total	$5,957

The following table displays the maturities of our investments in commercial mortgages, mezzanine loans and other loans by year:

2007	$281,683
2008	239,927
2009	168,625
2010	34,043
2011	175,558
Thereafter	354,691

Total	$1,254,527

(c) Allowance for losses:

The Company maintains an allowance for losses on its investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other real estate related assets. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

is based upon expected and inherent risks in the portfolio, historical trends in adjustable rate residential mortgages (if applicable), the estimated value of underlying collateral, and current and expected future economic conditions. As of December 31, 2006 and 2005, the Company maintained an allowance for losses as follows:

	December 31, 2006	December 31, 2005
Residential mortgages and mortgage-related receivables	$(3,619)	$—
Investments in commercial mortgages, mezzanine loans and other real estate related assets	(1,726)	(226)

Total allowance for losses	$(5,345)	$(226)

NOTE 6:    INVESTMENTS IN REAL ESTATE INTERESTS

The Company maintains investments in consolidated and unconsolidated real estate interests. Consolidated real estate interests are generally instances where the Company owns a majority of the underlying equity interests, or is considered to be the primary beneficiary under FIN 46R of such entity, in a real estate property, multi-family, office, or other property. In these instances, the Company records the gross assets and liabilities of the underlying real estate in the Company’s financial statements. Unconsolidated real estate interests are generally instances where the Company owns non-controlling interests, or less than a majority of the outstanding equity interests, in limited partnerships accounted for under the equity method of accounting, unless such interests meet the requirements of EITF:D-46 “Accounting for Limited Partnership Investments” to be accounted for under the cost method of accounting. As of December 31, 2006, the Company maintained investments in three consolidated real estate properties and two parcels of land and 12 unconsolidated real estate interests. As of December 31, 2005, the Company maintained investments in five consolidated real estate properties and two parcels of land and seven unconsolidated real estate interests.

The table below summarizes the amounts included in our financial statements for our consolidated and unconsolidated real estate interests:

	December 31, 2006 Book Value	December 31, 2005 Book Value
Multi-family	$34,818	$19,530
Office	96,363	66,657
Retail and other	10,789	614

Subtotal	141,970	86,801
Plus: Escrows and reserves	—	550
Less: Accumulated depreciation	(2,838)	(1,767)

Consolidated and unconsolidated real estate interests	$139,132	$85,584

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

NOTE 7:    INDEBTEDNESS

The Company maintains various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes the Company’s indebtedness as of December 31, 2006 and 2005:

Description	Principal	Unamortized Premium (Discount)	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Contractual Maturity	Estimated Fair Value
Repurchase agreements and other indebtedness:
Repurchase agreements	$1,174,182	$—	$1,174,182	5.4% to 6.1%	5.9%	Jan. 2007	1,174,182
Secured lines of credit	42,400	—	42,400	7.2% to 7.3%	7.3%	Feb. 2008 to Oct. 2008	42,400
Other indebtedness	38,936	—	38,936	6.8% to 7.3%	7.0%	Apr. 2008 to Sept. 2009	38,936

Total repurchase agreements and other indebtedness	1,255,518	—	1,255,518				1,255,518
Mortgage-backed securities issued(1)	3,742,378	(45,087)	3,697,291	4.6% to 5.5%(2)	5.0%	2035	3,694,953
Trust preferred obligations	639,975	3,664	643,639	6.8% to 9.4%	7.7%	2036	641,093
CDO notes payable(1)	4,977,838	(122,095)	4,855,743	4.7% to 10.4%	6.2%	2035 to 2046	4,955,392

Total indebtedness	$10,615,709	$(163,518)	$10,452,191				$10,546,956

(1)	Excludes mortgage-backed securities and CDO notes payable purchased by the Company which are eliminated in consolidation.
(2)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.
(3)	The Company intends to re-negotiate and extend its repurchase agreements as they mature.

The following table summarizes the Company’s indebtedness as of December 31, 2005:

Description	Principal	Unamortized (Discount)	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Contractual Maturity	Estimated Fair Value
Repurchase agreements and other indebtedness:
Secured lines of credit	$262,400	—	$262,400	5.9% to 7.3%	6.2%	Dec. 2006 to Oct. 2008	262,400
Other indebtedness	67,459	—	67,459	4.5% to 7.3%	5.8%	Sept. 2006 to Feb. 2007	67,482

Total indebtedness	$329,859	—	$329,859				$329,882

(a) Repurchase agreements and other indebtedness

The Company was party to repurchase agreements that had $1,174,182 in borrowings outstanding as of December 31, 2006. These repurchase agreements are used to finance the Company’s investments in subordinated interests in mortgage securitizations that it sponsors, residential mortgages prior to their long-term financing through mortgage securitizations, and other securities, including REMIC interests. The Company’s repurchase agreements contain standard market terms and generally roll monthly. As these investments incur prepayments or change in fair value, the Company is required to ratably reduce its borrowings outstanding under repurchase agreements. Borrowings under repurchase agreements during the aforementioned period bore interest at one-month or three-month London Inter-Bank Offered Rate (“LIBOR”) plus a weighted average spread ranging from 4 to 70 basis points. Included in the above amounts is a credit agreement between the Company and

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

an investment bank that will provide up to $970,000 of financing to purchase $1,000,000 of RMBS and CMBS securities on a short-term basis until CDO Notes payable are issued to finance the investments on a longer-term basis. The credit agreement requires the payment of interest monthly at one-month LIBOR plus 21 basis points. The credit agreement will terminate upon the earlier of April 1, 2007 or the issuance of CDO Notes payable. The borrowings under credit agreement are non-recourse to the Company.

As of December 31, 2006 and 2005, the Company was party to several secured lines of credit that provides up to $445,000 and $390,000, respectively, of capacity. At December 31, 2006 and 2005, the Company had $42,000 and $262,400, respectively, outstanding under these secured lines of credit. Borrowing availability under these lines of credit is based on specified percentages of the value of eligible assets. The Company’s lines of credit bear interest at various floating rates ranging from LIBOR plus 1.85% to LIBOR plus 2.50% as of December 31, 2006. One of these lines of credit provide up to $335,000 of capacity as of December 31, 2006 ($305,000 as of December 31, 2005). The Company’s $335,000 secured line of credit will terminate on October 24, 2008, unless the Company extends the term an additional year upon the satisfaction of specified conditions. The Company’s ability to borrow under this line of credit is subject to its ongoing compliance with a number of financial and other covenants. On December 11, 2006, the Company amended this line of credit to redefine and restructure certain of the financial and non-financial covenants. This credit facility also contains customary events of default, including a cross default provision. If an event of default occurs, all of the Company’s obligations under the credit facility may be declared immediately due and payable. For events of default relating to insolvency and receivership, all outstanding obligations automatically become due and payable. As of December 31, 2006 and 2005, the Company had $20,000 and $240,000, respectively, outstanding under this line of credit.

As of December 31, 2006 and 2005, the Company has other indebtedness outstanding relating to loans payable on consolidated real estate interests, senior loan participations and other term loans. These loans are secured by specific consolidated real estate interests and commercial loans included in the Company’s consolidated balance sheet. As of December 31, 2006 and 2005, $108,603 and $149,036 of the Company’s commercial loans and consolidated real estate interests were pledged as collateral for the Company’s other indebtedness.

(b) Mortgage-backed securities issued

The Company finances its investments in residential mortgages through the issuance of mortgage-backed securities by non-qualified special purpose securitization entities that are owner trusts. The mortgage-backed securities issued maintain the identical terms of the underlying residential mortgage loans with respect to maturity, duration of the fixed-rate period and floating rate reset provision after the expiration of the fixed-rate period. Principal payments on the mortgage-backed securities issued are match-funded by the receipt of principal payments on the residential mortgage loans. Although residential mortgage loans which have been securitized, are consolidated on our balance sheet, the non-qualified special purpose entities that hold such residential mortgage loans are separate legal entities. Consequently, the assets of these non-qualified special purpose entities collateralize the debt of such entities and are not available to the Company’s creditors. As of December 31, 2006, $3,957,998 of principal amount residential mortgages and mortgage-related receivables collateralized the Company’s mortgage-backed securities issued.

(c) Trust preferred obligations

Trust preferred obligations finance subordinated debentures acquired by Trust VIEs that are consolidated by the Company for the portion of the total TruPS that are owned by entities outside of the consolidated group. These trust preferred obligations bear interest at either variable or fixed rates until maturity, generally 30 years

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

from the date of issuance. The Trust VIE has the ability to prepay the trust preferred obligation at any time, without prepayment penalty, after five years. The Company does not control the timing or ultimate payment of the trust preferred obligations.

(d) CDO notes payable

CDO notes payable represent notes issued by CDO entities which are used to finance the acquisition of TruPS, unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates.

On November 7, 2006, the Company closed “RAIT CRE CDO I, Ltd.”, a CDO securitization that provides up to 30-year financing for commercial and mezzanine loans. RAIT CRE CDO I, Ltd. received commitments for $853,000 of CDO notes; as of December 31, 2006, $773,205 was issued to third parties. RAIT CRE CDO I, Ltd. also issued $165,000 of common and preference shares upon closing. The Company retained $35,000 of subordinated notes and $165,000 of common and preference shares of RAIT CRE CDO I, Ltd., excluding discounts.

The notes payable issued by RAIT CRE CDO I, Ltd. consist of 11 classes of notes bearing floating interest rates at spreads over 90-day LIBOR ranging from 31 to 300 basis points.

On December 11, 2006, the Company assumed the obligations of several CDOs from Taberna. These CDOs were used by Taberna to provides up to 30-year financing for REITs and real estate operating companies. The CDOs acquired from Taberna are as follows: Taberna Preferred Funding II, Ltd. (Taberna II), Taberna Preferred Funding III, Ltd. (Taberna III), Taberna Preferred Funding IV, Ltd. (Taberna IV), Taberna Preferred Funding V, Ltd. (Taberna V), Taberna Preferred Funding VI, Ltd. (Taberna VI) and Taberna Preferred Funding VII, Ltd. (Taberna VII). A description of the CDO notes payable issued by each of these CDOs is described below.

Taberna II issued $953,750 of CDO notes. Taberna II also issued $89,000 of preference shares upon closing. The Company retained $15,500 of subordinated notes and $47,000 of common and preference shares of Taberna II excluding discounts. The notes payable issued by Taberna II consist of 12 classes of notes bearing interest at spreads over 90-day LIBOR ranging from 43 to 500 basis points or at fixed rates ranging from 4.7% to 7.2%. Some of the fixed-rate notes bear interest at a fixed rate for an initial period (ranging from 5 to 10 years) and a floating rate for the remaining period based on 90-day LIBOR plus a spread ranging from 43 to 290 basis points.

Taberna III issued $724,500 of CDO notes. Taberna III also issued $55,100 of preference shares upon closing. The Company retained $40,000 of subordinated notes and $30,300 of common and preference shares of Taberna III, excluding discounts. The notes payable issued by Taberna III consist of 11 classes of notes bearing interest at spreads over 90-day LIBOR ranging from 40 to 450 basis points or at fixed rates ranging from 4.8% to 5.9%. Some of the fixed-rate notes bear interest at a fixed rate for an initial period (ranging from 5 to 10 years) and a floating rate for the remaining period based on 90-day LIBOR plus a spread over LIBOR ranging from 40 to 160 basis points.

Taberna IV issued approximately $630,175 of CDO notes payable. Taberna IV also issued $43,000 of preference shares upon closing. The Company retained $31,125 of the subordinated CDO notes payable and $23,000 of common and preference shares of Taberna IV, excluding discounts. The notes payable issued by Taberna IV consist of 10 classes of notes bearing interest at spreads over 90-day LIBOR ranging from 37 to

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

425 basis points or at fixed rates ranging from 5.9% to 7.7%. Some of the fixed-rate notes bear interest at a fixed rate for an initial period (ranging from 5 to 10 years) and a floating rate for the remaining period based on 90-day LIBOR plus a spread over LIBOR of 145 basis points.

Taberna V issued $678,500 of CDO notes payable. Taberna V also issued $40,200 of preference shares upon closing. The Company retained $22,000 of common and preference shares and $14,000 of subordinated debt issued by Taberna V, excluding discounts. The notes payable issued by Taberna V consist of 10 classes of notes bearing interest at spreads over 90-day LIBOR ranging from 38 to 475 basis points or at fixed rates ranging from 6.6% to 9.8%. Some of the fixed-rate notes bear interest at a fixed rate for an initial period (ranging from 5 to 10 years) and a floating rate for the remaining period based on 90-day LIBOR plus spreads over 90-day LIBOR ranging from 145 to 475 basis points.

Taberna VI issued $672,000 of CDO notes payable. Taberna VI also issued $47,000 of preference shares upon closing. The Company retained $26,000 of common and preference shares and $3,000 of subordinated debt issued by Taberna VI, excluding discounts. The notes payable issued by Taberna VI consist of 11 classes of notes bearing interest at spreads over 90-day LIBOR ranging from 36 to 450 basis points or at fixed rates ranging from 6.8% to 10.0%. One of the fixed-rate notes bear interest at a fixed rate for an initial period of 5 years and a floating rate for the remaining period based on 90-day LIBOR plus spreads over 90-day LIBOR of 140 basis points.

Taberna VII issued $672,000 of CDO notes payable. Taberna VII also issued $48,800 of preference shares upon closing. The Company retained $28,840 of common and preference shares and $21,000 of subordinated debt issued by Taberna VII, excluding discounts. The notes payable issued by Taberna VII consist of 7 classes of notes bearing interest at spreads over 90-day LIBOR ranging from 35 to 475 basis points.

The assets of the Company’s consolidated CDOs collateralize the debt of such entities and are not available to the Company’s creditors. As of December 31, 2006, the CDO notes payable are collateralized by $3,662,780 of principal amount of TruPS and subordinated debentures, $602,733 of principal amount of unsecured REIT note receivables and CMBS receivables and $863,581 of principal amount commercial mortgages, mezzanine loans and other loans. A portion of the TruPS that collateralize CDO notes payable are eliminated upon the consolidation of various Trust VIE entities that the Company consolidates. The corresponding subordinated debentures of the Trust VIE entities are included as investments in securities in the Company’s consolidated balance sheet.

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate maturities of our indebtedness by year:

2007	$1,174,210
2008	73,308
2009	8,000
2010	—
2011	—
Thereafter	9,196,673

Total	$10,452,191

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

NOTE 8:    DERIVATIVE FINANCIAL INSTRUMENTS

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to credit loss. However, because of the high credit ratings of the counterparties, the Company does not anticipate that any of the counterparties will fail to meet their obligations.

Cash Flow Hedges

The Company has entered into various interest rate swap contracts to hedge interest rate exposure on CDO notes payable and repurchase agreements.

The Company designates interest rate hedge agreements at inception and determines whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, the Company concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At December 31, 2006, and at each reporting period, the Company updates its regression analysis and concluded, at December 31, 2006, that these hedging arrangements were still highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements. At December 31, 2005, the Company did not have any interest rate hedge agreements. During the year ended December 31, 2006, the Company terminated three interest rate hedge agreements, with a total national amount of $74,290. The Company paid $733 to terminate these hedge agreements and $707 is recorded in accumulated other comprehensive income (loss) as of December 31, 2006.

The interest rate hedge agreements are summarized as of December 31, 2006 and for the year ended December 31, 2006 as follows:

Hedge Product	Hedged Item	Aggregate Notional	Strike	Maturity	Fair Value as of December 31, 2006	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Ineffective Hedges— Gains (Losses)
Interest rate swaps	CDO notes payable	$653,750	3.9% to 5.2%	Aug. 2010 to Nov. 2015	$13,692	$253	$206
Interest rate swaps	CDO notes payable	450,500	4.6% to 5.6%	Nov. 2010 to Nov. 2015	4,654	171	146
Interest rate and basis swaps	CDO notes payable	396,625	4.9% to 5.6%	February 2016	(3,726)	130	153
Interest rate swaps	CDO notes payable	300,000	5.1% to 5.3%	Feb. 2011 to Feb. 2016	(1,704)	122	106
Interest rate swaps	CDO notes payable	502,860	5.1% to 5.9%	Oct. 2011 to Oct. 2016	(14,070)	180	562
Interest rate swaps	CDO notes payable	480,000	5.4% to 5.9%	July 2016 to Aug. 2016	(8,840)	171	636
Interest rate cap	CDO notes payable	15,000	8.5%	August 2031	238	—	26
Interest rate swaps	CDO notes payable	344,289	5.2%	June 2016	(2,535)	26	—
Interest rate swap	Repurchase agreements	780,629	5.3%	July 2011	(6,918)	235	120
Interest rate swaps	Repurchase agreements	94,873	4.6% to 4.9%	Oct. 2010 to Dec. 2012	967	39	(30)

Total Portfolio/ Weighted Average		$4,018,526			$(18,242)	$1,327	$1,925

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

Amounts reclassified to earnings associated with effective cash flow hedges are reported in investment interest expense and the fair value of these hedge agreements is included in other liabilities.

Free-Standing Derivatives

The Company maintains arrangements with various investment banks regarding CDO securitizations and warehouse facilities. Prior to the completion of a CDO securitization, investments are acquired by the warehouse providers in accordance with the warehouse facilities. Pursuant to the terms of the warehouse agreements, the Company receives the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse facilities from the dates on which the respective securities are acquired. Under the warehouse agreements, the Company is required to deposit cash collateral with the warehouse provider and as a result, the Company bears the first dollar risk of loss, and in some cases shares the first dollar risk of loss, up to the Company’s warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, if the warehouse facility is required to liquidate the securities at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to the Company. The terms of the warehouse facilities are generally at least nine months. As of December 31, 2006, the Company had approximately $44,618 of cash collateral held by warehouse providers pursuant to warehouse facilities. These arrangements are deemed to be derivative financial instruments and are recorded by the Company at fair value each accounting period with the change in fair value recorded in earnings. These arrangements represent the Company’s only off-balance sheet arrangements.

A summary of these arrangements is as follows:

Warehouse Facility	Warehouse Availability	Funding as of December 31, 2006	Remaining Availability	Maturity
Merrill Lynch International	$1,008,858	$702,362	$306,496	January 2007 to July 2007
Bear, Stearns & Co. Inc.	700,000	279,399	420,601	March 2007

Total	$1,708,858	$981,761	$727,097

The financing costs of these warehouse facilities are based on one-month LIBOR plus a spread of 50 basis points.

During the year ended December 31, 2006, the changes in fair value of the Company’s warehouse financing arrangements was a gain of $788 and was recorded as a component of net investment income in the accompanying consolidated statements of income in accordance with the Company’s investment policy of investing in these types of financial instruments until permanent CDO financing is available.

NOTE 9: MINORITY INTEREST

Minority interest represents the interests of third-party investors in each of the Company’s consolidated CDO entities as well as third party holders of preferred shares issued by Taberna. Taberna issued 125 Series A, cumulative, non-voting Preferred Shares (Taberna Preferred Shares) to third party investors with a liquidation

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

value of $1,000 per share. The Taberna Preferred shares will accrue a dividend at the rate of 12.5% per annum. The following summarizes the Company’s minority interest and preferred share activity:

	For the years ended December 31
	2006	2005
Beginning Balance	$460	$478
Minority interests assumed from Taberna	124,167	—
Issuance of Taberna preferred shares, net of issuance costs	77	—
Minority interest expense	2,668	33
Allocation to other comprehensive loss	(2,628)	—
Distributions	(471)	(51)

Ending Balance	$124,273	$460

NOTE 10:    SHAREHOLDERS’ EQUITY

In 2004, the Company issued 2.8 million shares of its 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series A Preferred Shares”) for net proceeds of $66,600. The Series A Preferred Shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series A Preferred Shares have no maturity date and the Company is not required to redeem the Series A Preferred Shares at any time. The Company may not redeem the Series A Preferred Shares before March 19, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve the Company’s tax qualification as a real estate investment trust. On or after March 19, 2009, the Company may, at its option, redeem the Series A Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

In 2004, the Company issued 2.3 million shares of its 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series B Preferred Shares”) for net proceeds of $54,400. The Series B Preferred Shares accrue cumulative cash dividends at a rate of 8.375% per year of the $25.00 liquidation preference, equivalent to $2.09375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series B Preferred Shares have no maturity date and the Company is not required to redeem the Series B Preferred Shares at any time. The Company may not redeem the Series B Preferred Shares before October 5, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve the Company’s tax qualification as a real estate investment trust. On or after October 5, 2009, the Company may, at its option, redeem the Series B Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

The Series A Preferred Shares and Series B Preferred Shares rank on a parity with respect to dividend rights, redemption rights and distributions upon liquidation.

On June 25, 2004, the Company issued 2,000,000 common shares in a public offering at an offering price of $24.25 per share. After deducting offering costs, including the underwriters’ discount and expenses of

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

approximately $2,400, the Company received approximately $46,100 of net proceeds. On July 6, 2004, the Company issued an additional 300,000 common shares pursuant to the underwriters’ exercise of their over-allotment option. The exercise price was $24.25 per share, resulting in receipt by the Company of additional net proceeds of approximately $6,900.

On September 15, 2005, the Company issued 2,280,700 common shares in a public offering at an offering price of $28.50 per share. After deducting offering costs, including the underwriter’s discount, and expenses of approximately $3,100, the Company received approximately $61,900 of net proceeds.

On December 11, 2006, the Company acquired all of the outstanding common shares of Taberna Realty Finance Trust. The acquisition was a stock for stock merger in which the Company issued 0.5389 common shares for each Taberna common share. The Company issued 23,904,309 common shares, including 481,785 unvested restricted shares issued to employees of Taberna.

The following table summarizes the dividends we declared or paid during the year ended December 31, 2006:

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	For the Year Ended December 31, 2006
Common shares
Date declared	3/24/2006	6/19/2006	9/15/2006	12/18/2006
Record date	4/5/2006	7/6/2006	9/27/2006	12/28/2006
Date paid	4/14/2006	7/17/2006	10/6/2006	1/9/2007
Dividend per share	$0.61	$0.62	$0.72	$0.75	$2.70
Total dividend declared	$17,019	$17,426	$20,272	$39,118	$93,835

Series A Preferred Shares
Date declared	1/24/2006	5/8/2006	7/25/2006	10/24/2006
Record date	3/1/2006	6/1/2006	9/1/2006	12/1/2006
Date paid	3/31/2006	6/30/2006	9/27/2006	12/29/2006
Total dividend amount	$1,337	$1,337	$1,337	$1,337	$5,348

Series B Preferred Shares
Date declared	1/24/2006	5/8/2006	7/25/2006	10/24/2006
Record date	3/1/2006	6/1/2006	9/1/2006	12/1/2006
Date paid	3/31/2006	6/30/2006	9/27/2006	12/29/2006
Total dividend amount	$1,182	$1,182	$1,182	$1,182	$4,728

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

The following table summarizes the dividends we declared or paid during the year ended December 31, 2005:

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	For the Year Ended December 31, 2005
Common shares
Date declared	3/25/2005	6/15/2005	9/2/2005	12/9/2005
Record date	4/7/2005	6/28/2005	9/12/2005	12/22/2005
Date paid	4/15/2005	7/17/2005	10/17/2006	12/30/2005
Dividend per share	$0.60	$0.61	$0.61	$0.61	$2.43
Total dividend declared	$15,351	$15,614	$15,620	$17,016	$63,601

Series A Preferred Shares
Date declared	1/25/2005	5/18/2005	7/19/2005	10/25/2005
Record date	3/1/2005	6/1/2005	9/1/2005	12/1/2005
Date paid	3/31/2005	6/30/2005	9/30/2005	12/30/2005
Total dividend amount	$1,337	$1,337	$1,337	$1,337	$5,348

Series B Preferred Shares
Date declared	1/25/2005	5/18/2005	7/19/2005	10/25/2005
Record date	3/1/2005	6/1/2005	9/1/2005	12/1/2005
Date paid	3/31/2005	6/30/2005	9/30/2005	12/30/2005
Total dividend amount	$1,182	$1,182	$1,182	$1,182	$4,728

NOTE 11:    STOCK BASED COMPENSATION AND EMPLOYEE BENEFITS

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

The Company did not grant any phantom shares during the year ended December 31, 2006 and granted 1,392 and 2,744 phantom shares during the years ended December 31, 2005 and 2004, respectively. The Company has been accounting for grants of phantom shares in accordance with SFAS No. 123(R), which requires the recognition of compensation expense, based on the grant date fair value, over the applicable vesting period. At December 31, 2006, there were 4,136 phantom shares outstanding.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

The Company granted 68,388 and 11,316 phantom units during the years ended December 31, 2006 and 2005. The Company has been accounting for grants of phantom units in accordance with SFAS No. 123, which requires the recognition of compensation expense, based on the grant date fair value, over the applicable vesting period. The phantom units granted during 2006 totaling 68,388 phantom units, had a fair value of $1,885 at the date of grant, or a weighted average closing price of $27.60 for the Company’s common shares. During the year ended December 31, 2006, there were 4,098 phantom units redeemed for common shares. At December 31, 2006, there were 75,606 phantom units outstanding.

As part of the acquisition of Taberna on December 11, 2006, the Company assumed 481,785 unvested restricted shares in exchange for the unvested restricted shares of Taberna’s employees that did not vest on the date of acquisition. The unvested restricted shares were accounted for under SFAS No. 123R and the grant date fair value on December 11, 2006 of $16,559 (based on the closing price of $34.37 at December 11, 2006 of the Company’s common shares) will be expensed over the remaining vesting provisions of the original awards.

As of December 31, 2006, the deferred compensation cost relating to unvested awards was $16,102, relating to phantom units and restricted stock that had a weighted average remaining vesting period of 2.4 years.

Stock Options

The Company has granted to its officers, trustees and employees options to acquire common shares. The vesting period is determined by the Compensation Committee and the option term is generally ten years after the date of grant. At December 31, 2006 and 2005 there were 225,842 and 477,360 options outstanding, respectively.

A summary of the options activity of the Equity Compensation Plan is presented below.

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1,	477,360	$17.51	490,693	$17.44	518,282	$16.82
Granted	—	—	—	—	18,250	26.40
Exercised	(251,518)	15.02	(13,333)	15.00	(45,839)	14.09

Outstanding, December 31,	225,842	20.49	477,360	17.51	490,693	17.44

Options exercisable at December 31,	170,842		422,360		392,143

Weighted average fair value of options granted during the year		n/a		n/a		$1.22

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Exercise Price
$10.75 – 13.65	17,000	3.4 years	$11.94	17,000	$11.94
$13.65 – 19.85	64,667	2.3 years	$16.39	62,167	$16.28
$21.81 – 26.40	144,175	6.7 years	$23.34	91,675	$23.44

	225,842			170,842

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

The Company granted options to purchase 18,250 common shares during the year ended December 31, 2004. The Company did not grant options during the years ended December 31, 2006 or 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004: dividend yield of 8.3%; expected volatility of 18%; risk-free interest rate of 4.0%; and expected lives of 9 years.

In 2002, the Company provided loans to certain employees, officers and trustees in the amount necessary to exercise options during 2002. Each of these loans bore interest at a rate of 6% per annum. All loans have been repaid as of December 31, 2006.

During the years ended December 31, 2006, 2005 and 2004, the Company recorded compensation expense of $1,141, $401 and $80 associated with its stock based compensation.

Employee Benefits

401(k) Profit Sharing Plan—The Company has a 401(k) savings plan covering substantially all employees. Under the plan, the Company matches 75% of employee contributions for all participants. Taberna Capital Management LLC (TCM), a subsidiary of Taberna, maintains a 401(k) savings plans covering its employees. Under TCM’s plan, TCM matches 4% of an employee’s eligible compensation for all participants, subject to IRS limitations on eligible compensation. TCM may also provide a discretionary profit sharing contribution of up to an additional 2% of an employee’s eligible compensation. Total contributions made by the Company were approximately $232, $212 and $169 for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred Compensation—In June 2002, the Company established a supplemental executive retirement plan, or SERP, providing for retirement benefits to Betsy Z. Cohen, its Chairman, as required by her employment agreement with the Company. The Company amended this SERP plan on December 11, 2006 in connection with the acquisition of Taberna. Under the terms of the SERP Plan, Mrs. Cohen’s benefit consists of two components, a share component and a cash component. The share component will be paid to Mrs. Cohen entirely in the form of shares and will equal 147,939 common shares, plus any additional shares resulting from dividends paid on the Company’s common shares. These shares will be distributed to Mrs. Cohen in a single sum on July 1, 2007. The cash component is equal to 50% of the amount determined by subtracting the “primary social security benefit”, as defined from 60% of her three year average annual compensation for the 2004, 2005 and 2006 calendar years, increased by  1/2% for each month between October 29, 2006 and the date on which the cash benefit portion commences to be paid. The cash component will commence to be distributed to Mrs. Cohen in a 50% joint and survivor annuity on July 1, 2007. As of December 31, 2006, the SERP benefit was fully vested. The Company established a trust to serve as the funding vehicle for the SERP benefit and has deposited 147,939 common shares and $4,472 of cash into this trust since its inception. Based upon current actuarial calculations, the benefit obligation owed is $8,843 and has been fully funded as of December 31, 2006. The trust’s assets, other than the Company’s common shares, total $4,561 as of December 31, 2006 and are reflected in other assets and the benefit obligation of $8,843 is included in accounts payable and accrued expenses. The Company’s shares, when issued to the trust, were recorded net in shareholders’ equity. The Company has recognized SERP compensation expense of $6,458, $947 and $723 for the years ended December 31, 2006, 2005 and 2004.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

NOTE 12:    EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three years ended December 31, 2006:

	For the year ended December 31
	2006	2005	2004
Income from continuing operations	$72,098	$75,041	$63,068
Income allocated to preferred shares	(10,079)	(10,076)	(5,279)

Income from continuing operations available to common shares	62,019	64,965	57,789
Income from discontinued operations	5,820	2,986	3,089

Net income available to common shares	$67,839	$67,951	$60,878

Weighted-average shares outstanding—Basic	29,294,642	26,235,134	24,404,168
Dilutive securities under the treasury stock method	258,760	184,559	167,908

Weighted-average shares outstanding—Diluted	29,553,403	26,419,693	24,572,076

Earnings per share—Basic:
Continuing operations	$2.12	$2.48	$2.36
Discontinued operations	0.20	0.11	0.13

Total earnings per share—Basic	$2.32	$2.59	$2.49

Earnings per share—Diluted:
Continuing operations	$2.10	$2.46	$2.35
Discontinued operations	0.20	0.11	0.13

Total earnings per share—Diluted	$2.30	$2.57	$2.48

The Company includes restricted shares issued and outstanding in its earnings per share computation as follows: vested restricted shares are included in basic weighted-average common shares and unvested restricted shares are included in the diluted weighted-average shares under the treasury stock method if dilutive. For the year ended December 31, 2006, securities totaling 430,516 were excluded from the earnings per share computations because their effect would have been anti-dilutive.

NOTE 13:    INCOME TAXES

The Company and Taberna have elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code. To maintain qualification as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to shareholders. The Company and Taberna generally will not be subject to U.S. federal income tax on taxable income that is distributed to its shareholders. If the Company or Taberna fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on its taxable income at regular corporate rates, and it will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and cash available for distributions to shareholders. However, the Company and Taberna believe that each will be organized and operated in such a manner as to qualify for treatment as a REIT, and it intends to operate in the foreseeable future in a manner so that it will qualify as a REIT. The Company may be subject to certain state and local taxes.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

The TRS entities generate taxable revenue from fees for services provided to CDO entities. Some of these fees paid to the TRS entities are capitalized as deferred costs by the CDO entities. In consolidation, these fees are eliminated when the CDO entity is included in the consolidated group. Nonetheless, all income taxes are expensed and are paid by the TRSs in the year in which the revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

The components of the provision for income taxes as it relates to the Company’s taxable income from domestic TRSs during the year ended December 31, 2006 includes the effects of the Company’s performance of a portion of its TRS services in a foreign jurisdiction that does not incur income taxes.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in the Company’s income on a current basis as SubPart F income, whether or not distributed. Upon distribution of any previously included SubPart F income by these entities, no incremental U.S. federal, state, or local income taxes would be payable by the Company. Accordingly, no provision for income taxes for the year ended December 31, 2006 has been recorded for these foreign TRS entities.

The components of the income tax benefit as it relates to the Company’s taxable income from domestic TRSs during the year ended December 31, 2006 were as follows:

	For the year ended December 31, 2006
	Federal	State and Local	Total
Current	$1,259	$370	$1,629
Deferred	(2,201)	(611)	(2,812)

Income tax benefit	$(942)	$(241)	$(1,183)

A reconciliation of the statutory tax rates to the effective rates is as follows for the year ended December 31, 2006:

Federal statutory rate	35.0%
State statutory, net of federal benefit	10.0%
Foreign tax effects	12.6%

Effective tax rate for domestic TRSs	57.6%

Significant components of the Company’s deferred tax assets (liabilities) are as follows as of December 31, 2006:

Deferred tax assets (liabilities):
Deferred origination fees	$1,399
Stock compensation	(1,166)
Intangible assets	(53,720)
Foreign currency gains	(104)

Total	$(53,591)

Deferred tax liabilities, net of deferred tax assets, are included in other liabilities in the accompanying financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

NOTE 14:    RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer, Daniel G. Cohen, holds controlling positions in various companies with which the Company conducts business. Daniel G. Cohen is the majority member of Cohen Brothers LLC (“Cohen Brothers”), a registered broker-dealer. Each transaction with Cohen Brothers is described below:

a). Series A Preferred Shares—Cohen Brothers has acted as a dealer in the public offering the Company made of its Series A Preferred Shares Interest in March 2004. In the March 2004 offering, Cohen Brothers was allocated 60,000 Series A Preferred Shares at the public offering price less a standard dealer’s concession of $0.50 per share.

b). Cohen Brothers Shared Services—the Company shares office space and related resources with Cohen Brothers, which is majority owned by Daniel G. Cohen. The following agreements with Cohen Brothers were effective during 2006:

•

Services relating to structuring and managing the Company’s investments in CMBS and RMBS, the Company will pay Cohen Brothers an annual fee ranging from 2 to 20 basis points on the amount of the investments, based on the rating of the security. For investments in residential whole loans, the Company will pay Cohen Brothers an annual fee of 1.5 basis points on the amount of the investments. In respect of other services, the Company will continue to pay Cohen Brothers for the cost of providing those services plus 10% of such cost.

•

The Company has entered into a separate five-year sub-lease agreement with Cohen Brothers for shared office space and facilities commencing April 1, 2006 and expiring March 31, 2011. Rent expense during the period ended December 31, 2006 relating to this lease was $4 and has been included in general and administrative expense in the accompanying statement of income. The lease is subject to annual increases in base rent and the future minimum cash payments due over the remaining term of the lease is approximately $307.

During the year ended December 31, 2006, the Company incurred total shared service expenses of approximately $80 and has been included in general and administrative expense in the accompanying statement of income.

c). Cohen Origination Fees—during the year ended December 31, 2006, Cohen Brothers provided origination services for investments funded by the Company’s warehouse facilities or CDOs and provided placement services for certain debt and equity securities issued by CDO securitizations. For these services, Cohen Brothers received approximately $198 in origination fees and $5,075 in placement fees, structuring fees and expense reimbursements for placement of debt and equity securities issued by RAIT CRE CDO I.

d). Non-compete agreement—In April 2005, as part of the sale of Taberna from Cohen Brothers, Taberna and Cohen Brothers entered into a three-year non-competition agreement. As part of this agreement, Cohen Brothers agrees not to engage in purchasing from, or acting as a placement agent for, issuers of TruPS or other preferred equity securities of REITs and other real estate operating companies. In addition, Cohen Brothers has agreed to refrain from acting as asset manager for any issuer of such securities. The agreement has exceptions for certain passive investments or acquisitions made by Cohen Brothers.

e). Strategos Capital Management—In October 2006, Taberna executed an engagement letter with Strategos Capital Management (“Strategos”), an affiliate of Cohen Brothers, to create a high-grade asset backed CDO. Under the terms of the engagement letter, Strategos will acquire high-grade asset backed securities (from AA to BB rated), all REMIC interests, totaling $1.0 billion and securitize those assets

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

through a conventional ABS securitization. Strategos will receive an upfront structuring fee of approximately 35 basis points, or $3,500 and ongoing management fees of 10 basis points or $1,000 per year.

f). As of December 31, 2006, Cohen Brothers and its affiliate entities owned 510,434 of the Company’s common shares.

The Bancorp, Inc.—Betsy Z. Cohen, the Company’s Chairman, has been the Chairman of the Board of The Bancorp Bank (“Bancorp”), a commercial bank, since November 2003 and a director of Bancorp Inc., a registered financial holding company for Bancorp, since September 2000, and the Chief Executive Officer of both Bancorp and Bancorp Inc. since September 2000. Daniel G. Cohen, our Chief Executive Officer and Trustee (a) has been the Vice-Chairman of the Board of Bancorp since November 2003, was the Chairman of the Board of Bancorp from September 2000 to November 2003, was the Chief Executive Officer of Bancorp from July 2000 to September 2000 and has been Chairman of the Executive Committee of Bancorp since 1999 and (b) has been the Chairman of the Board of Bancorp Inc. and Chairman of the Executive Committee of Bancorp Inc. since 1999. The Company maintains checking and demand deposit accounts at Bancorp. As of December 31, 2006 and 2005, the Company had $117,123 and $69,100, respectively, on deposit. For these deposits, the Company received $1,110 and $434 of interest income from The Bancorp. The Company pays a fee of $7 per month to Bancorp for information system technical support services and paid $69, $60 and $60 for the years ended December 31, 2006, 2005 and 2004. The Company subleases a portion of its downtown Philadelphia office space from Bancorp. The Company sub-leases a portion of its downtown Philadelphia office space under an operating lease with The Bancorp, Inc., (“Bancorp Inc.”), at an annual rental based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Bancorp Inc. was approximately $387, $295 and $251 for the years ended December 31, 2006, 2005, and 2004, respectively.

The Richardson Group, Inc. - The Company sub-leases the remainder of its downtown Philadelphia office space under an operating lease with The Richardson Group, Inc. (“Richardson”) whose Chairman was, through December 11, 2006, the Vice-Chairman, trustee and Secretary of the Company, and a son of the Chairman of the Company. The annual rental is based upon the amount of square footage the Company occupies. The sub-lease expires in August 2010 with two five-year renewal options. Rent paid to Richardson was approximately $44, $43 and $56 for the years ended December 31, 2006, 2005 and 2004, respectively. Effective April 1, 2005, Richardson relinquished to the landlord its leasehold on a portion of the space they had subleased to the Company. Simultaneously, Bancorp entered into a lease agreement with the landlord for that space. The Company then entered into a new sublease with Bancorp for that space at annual rentals based upon the amount of square footage the Company occupies.

Daniel G. Cohen, our Chief Executive Officer, controls an entity with a 15.4% ownership interest (the remaining 84.6% was owned by RAIT) in 6006 Executive Blvd., the entity that owned a 44,517 square foot office building in Rockville, Maryland. This property was sold in December 2006 and Mr. Cohen’s entity received approximately $715 of the $5,122 proceeds from the sale of the property.

The Company has a $3,369 first mortgage loan secured by Pennsview Apartments that has junior lien against it that is held by an entity controlled by Daniel Cohen. The Company’s loan bears interest at a fixed rate of 8%, matures on March 29, 2007 and is paying in accordance with its terms.

Brandywine Construction & Management, Inc. (“Brandywine”), is an affiliate of the spouse of Betsy Z. Cohen, the Chairman of the Company, and father of Daniel G. Cohen, Chief Executive Officer of the Company. Brandywine provided real estate management services to 9, 11 and 14 properties underlying the Company’s real estate interests at December 31, 2006, 2005 and 2004, respectively. Management fees in the amount of $580, $918, and $1,084 were paid to Brandywine for the years ended December 31, 2006, 2005 and 2004, respectively,

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

relating to those interests. The Company believes that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties. The Company continues to use Brandywine to provide real estate management services to properties underlying the Company’s investments.

NOTE 15:    DISCONTINUED OPERATIONS

For the years ended December 31, 2006, 2005 and 2004, income from discontinued operations relates to five real estate properties that the Company has sold since January 1, 2004. As of December 31, 2006, the Company had no properties designated as held-for-sale.

The following table summarizes revenue and expense information for the five properties sold since January 1, 2004:

	For the year ended December 31
	2006	2005	2004
Rental income	$8,010	$18,708	$18,132
Expenses:
Real estate operating expenses	6,047	13,063	13,401
Depreciation	552	2,659	2,924

Total expenses	6,599	15,722	16,325
Income from discontinued operations	1,411	2,986	1,807
Gains on sale	4,409	—	1,282

Income from discontinued operations	$5,820	$2,986	$3,089

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

NOTE 16:    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2006:
Total revenue	$24,603	$22,435	$26,476	$28,768
Net income	20,570	20,829	20,934	15,585
Net income available to common shares	18,051	18,310	18,415	13,063
Total earnings per share—Basic(a)	$0.65	$0.66	$0.65	$0.39
Total earnings per share—Diluted(a)	$0.64	$0.65	$0.65	$0.39
2005:
Total revenue	$22,570	$23,304	$22,520	$24,054
Net income	18,889	19,209	19,346	20,583
Net income available to common shares	16,370	16,690	16,827	18,064
Total earnings per share—Basic(a)	$0.64	$0.65	$0.65	$0.65
Total earnings per share—Diluted(a)	$0.64	$0.65	$0.65	$0.64

(a)	The summation of quarterly per share amounts do not necessarily equal the full year amounts.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

NOTE 17:    OTHER DISCLOSURES

(a) Segments

The Company has identified that it has one operating segment; accordingly it has determined that it has one reportable segment. As a group, the executive officers of the Company act as the Chief Operating Decision Maker (“CODM”). The CODM reviews operating results to make decisions about all investments and resources and to assess performance for the entire Company. The Company’s portfolio consists of one reportable segment, investments in real estate through the mechanism of lending and/or ownership. The CODM manages and reviews the Company’s operations as one unit. Resources are allocated without regard to the underlying structure of any investment, but rather after evaluating such economic characteristics as returns on investment, leverage ratios, current portfolio mix, degrees of risk, income tax consequences and opportunities for growth. The Company has no single customer that accounts for 10% or more of revenue.

(b) Commitments and contingencies

Delegated Underwriting Program

Through December 31, 2006, the Company has entered into program agreements with four mortgage lenders that provide that the mortgage lender will locate, qualify, and underwrite both a first mortgage loan and a mezzanine loan and then sell the mezzanine loan to the Company. The mezzanine loans must conform to the business, legal and documentary parameters in the program agreement and be in the range of $250 to $2,500. In most cases, the Company expects to acquire the mezzanine loan from the mortgage lender at the closing of the mezzanine loan. In general, if any variations are identified or any of the required deliveries are not received, the Company has a period of time to notify the mortgage lender of its election to either waive the variations or require the mortgage lender to repurchase the mezzanine loan. Each of the four program agreements provides that the Company will fund up to $50,000 per calendar quarter of loans that fit the pre-defined underwriting parameters. From November 17, 2005 through February 21, 2007, the Company has funded 33 mezzanine loans totaling $26,695 through the delegated underwriting program.

Guidance Line

In June 2005, the Company entered into an agreement with a borrower establishing financial and underwriting parameters under which the Company would consider first mortgage bridge loans sourced by the borrower, up to an aggregate of $150,000, with no individual loan in an amount greater than $50,000. The Company expects that the credit and market risk of the potential loans will not differ from those of the loans in the Company’s current portfolio. In October 2005, the Company made a $74,500 loan to this borrower. This loan was not made under this line, but it reduced the availability of this line while it was outstanding. This loan was repaid in December 2005.

Employment Agreements

The Company is party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

(c) Litigation

As part of the Company’s business, the Company acquires and disposes of real estate investments and, as a result, expects that it will engage in routine litigation in the ordinary course of that business. Management does not expect that any such litigation will have a material adverse effect on the Company’s consolidated financial position or results of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006

(Dollars in thousands, except share and per share amounts)

(d) Lease obligations

The Company leases office space in Philadelphia, New York City, and other locations. The annual minimum rent due pursuant to the leases for each of the next five years and thereafter is estimated to be as follows as of December 31, 2006:

2007	$1,922
2008	1,845
2009	1,854
2010	1,712
2011	1,019
Thereafter	3,718

Total	$12,070

For the years ended December 31, 2006, 2005, and 2004, rent expense was $384, $351 and $316, respectively.

NOTE 18:    SUBSEQUENT EVENTS

On January 24, 2007, the Company issued 11,500,000 common shares in a public offering at an offering price of $34.00 per share. After offering costs, including the underwriters’ discount and expenses of approximately $23,549, the Company received approximately $367,415 of net proceeds.

On January 31, 2007, the Company closed Taberna Europe CDO I P.L.C. (Taberna Euro CDO I), a CDO incorporated in Ireland. Taberna Euro CDO I issued €600,000 of CDO Notes payable and subordinated notes in seven classes to purchase €600,000 of collateral. The collateral will be primarily comprised of subordinated debentures, CMBS, and other real estate related debt instruments backed by companies or real estate projects located in Europe. The Company purchased €11,250 of the Class F subordinated notes, or 49% of the equity class, and €14,000 of Class E, “BB-rated” subordinated deferrable floating rate notes. The Company will act as the collateral manager to Taberna Euro CDO I in which it will earn a collateral management fee of approximately 0.35% of the outstanding collateral. At closing, the Company received a structuring fee of €4,250. In connection with Taberna Euro CDO I, the Company paid Eton Park Fund L.P. and Eton Park Master Fund L.P. (collectively Eton Park) a standby equity commitment fee of $1,000. In exchange for this fee, Eton Park agreed to purchase up to €5,500 of the Class F subordinated notes issued by Taberna Euro CDO I. Eton Park Fund L.P. and Eton Park Master Fund L.P., collectively own 4,063,306 of the Company’s common shares.

On February 15, 2007, the Company entered into a repurchase agreement with an investment bank to provide up to $750,000 of repurchase agreement borrowings. The repurchase agreement borrowings will be used to fund the Company’s investments in commercial mortgages and mezzanine loans on a short-term basis until the issuance of CDO Notes payable to finance these investments on a long-term basis. The repurchase agreement terminates on February 14, 2008 and bears interest at various rates over LIBOR ranging from 30 basis points to 135 basis points, depending on the types and ratings of assets financed using this repurchase agreement. In connection with this transaction, the Company engaged Cohen and Company Securities LLC, an affiliate of Cohen Brothers, for the placement of securities issued by a CDO transaction. The fees to be paid by the Company to Cohen and Company Securities LLC is 50 basis points of the total expected collateral balance of the CDO at the ramp-up completion date.

RAIT Financial Trust

Schedule II

Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2006

(Dollars in thousands)

	Balance, Beginning of Period	Additions		Deductions	Balance, End of Period
For the year ended December 31, 2006	$226	$5,119	(1)	$—	$5,345

For the year ended December 31, 2005	226	—		—	226

For the year ended December 31, 2004	226	—		—	226

(1)	Includes approximately $2,620 of a loan loss provision acquired from Taberna on December 11, 2006.

RAIT Financial Trust

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2006

(Dollars in thousands)

(1) Summary of Residential Mortgage Loans on Real Estate:

Description of mortgages	Number of Loans	Interest Rate		Maturity Date		Original Principal		Carrying Amount of Mortgages (a), (b)
		Lowest	Highest	Lowest	Highest	Lowest	Highest
Residential mortgages (c)
3/1 Adjustable Rate
2-4 Family	1	6.0%	6.0%	9/1/35	9/1/35	$408	$408	$399
Condominium	64	4.8%	6.6%	5/1/35	11/1/35	94	1,000	23,588
PUD	75	4.1%	7.0%	3/1/35	11/1/35	104	1,000	24,473
Single Family	224	4.1%	7.5%	9/1/33	11/1/35	60	2,000	93,951

Subtotal	364	4.1%	7.5%	9/1/33	11/1/35	60	2,000	142,411

5/1 Adjustable Rate
2-4 Family	151	4.9%	8.4%	10/1/32	7/1/36	59	1,450	66,393
Condominium	1,330	3.9%	8.6%	10/1/32	7/1/36	34	2,000	572,765
CO-OP	28	4.9%	6.6%	4/1/35	7/1/36	135	1,500	15,370
PUD	848	4.1%	7.9%	4/1/33	7/1/36	79	3,000	334,102
Single Family	5,540	2.4%	8.9%	8/1/32	7/1/36	41	5,500	2,869,013

Subtotal	7,897	2.4%	8.9%	8/1/32	7/1/36	34	5,500	3,857,643

7/1 Adjustable Rate
2-4 Family	21	5.0%	7.8%	9/1/34	10/1/35	128	1,500	10,103
Condominium	195	4.3%	7.0%	11/1/33	11/1/35	88	1,000	75,746
CO-OP	8	5.1%	5.6%	6/1/35	9/1/35	69	1,302	5,280
PUD	281	4.9%	6.8%	12/1/34	11/1/35	100	1,980	142,917
Single Family	832	4.1%	8.1%	9/1/33	11/1/35	58	2,280	373,702

Subtotal	1,337	4.1%	8.1%	9/1/33	11/1/35	58	2,280	607,748

10/1 Adjustable Rate
Condominium	1	5.0%	5.0%	8/1/35	8/1/35	644	644	637
CO-OP	1	5.4%	5.4%	7/1/35	7/1/35	655	655	648
PUD	19	5.4%	6.1%	2/1/35	9/1/35	480	2,250	19,333
Single Family	57	5.1%	6.3%	4/1/35	9/1/35	225	2,870	48,530

Subtotal	78	5.0%	6.3%	2/1/35	9/1/35	225	2,870	69,148

Total residential mortgages	9,676	2.4%	8.9%	8/1/32	7/1/36	$34	$5,500	$4,676,950

(a)	The tax basis of the residential mortgage loans is $4,674,888.
(b)	Reconciliation of carrying amount of residential mortgages:

For the Year Ended December 31, 2006
Balance, beginning of period	$—
Additions during period:
New mortgage loans	4,720,178
Deductions during period:
Collections of principal	(44,109)
Amortization of discounts	881

Balance, end of period:	$4,676,950

(c)	Summary of Residential Mortgages by Geographic Location:

Location by State	Number of Loans	Interest Rate		Original Principal		Total Carrying Amount of Mortgages (a)
		Lowest	Highest	Lowest	Highest
California	3,777	3.9%	8.1%	$77	$3,725	$2,081,563
Florida	805	3.8%	8.9%	60	2,350	322,784
Virginia	534	3.9%	8.3%	105	1,750	245,797
New Jersey	353	4.3%	8.1%	94	2,000	171,292
New York	256	4.4%	8.3%	69	2,500	149,763
Arizona	368	4.5%	7.5%	73	3,000	141,764
Maryland	282	4.3%	8.4%	90	1,848	141,283
Nevada	312	4.1%	7.1%	76	5,500	134,372
Washington	295	4.3%	7.5%	98	2,000	124,165
Illinois	257	4.1%	7.4%	77	2,000	123,686
Colorado	238	4.5%	7.4%	34	3,000	109,064
Massachusetts	184	4.3%	8.4%	164	1,995	98,534
Georgia	225	4.4%	7.3%	60	1,560	82,503
North Carolina	163	4.3%	7.8%	100	1,512	73,921
Minnesota	158	4.4%	7.3%	110	1,470	69,765
Connecticut	97	4.1%	6.9%	114	3,195	64,552
Michigan	204	4.0%	7.3%	75	2,657	59,890
Texas	125	4.1%	7.4%	55	1,549	51,221
Hawaii	66	4.5%	7.0%	90	2,000	42,934
Oregon	121	4.4%	7.3%	68	1,600	40,604
Pennsylvania	99	4.0%	7.8%	59	1,700	36,598
South Carolina	70	4.5%	6.9%	79	3,000	34,963
Ohio	102	2.4%	8.6%	41	1,400	34,315
District of Columbia	68	4.4%	6.9%	150	1,181	34,245
Utah	69	4.5%	6.9%	88	3,000	27,624
Wisconsin	40	4.6%	7.5%	50	2,500	21,237
Missouri	55	4.4%	7.4%	63	1,500	20,255
Idaho	44	4.8%	7.6%	58	1,100	17,964
Tennessee	46	4.5%	7.0%	81	984	16,156
New Hampshire	26	4.6%	7.3%	70	1,591	10,133
Rhode Island	20	4.5%	7.9%	120	1,000	9,216
Delaware	22	4.8%	7.9%	103	1,365	9,090
New Mexico	17	4.6%	6.9%	130	1,250	8,825
Indiana	26	4.0%	6.4%	92	1,000	8,725
Kentucky	26	4.3%	6.9%	111	892	8,494
Alabama	26	4.5%	6.6%	94	1,127	8,258
Wyoming	5	5.5%	6.1%	134	2,585	5,636
Montana	9	5.0%	6.3%	128	1,500	5,585
Iowa	18	4.5%	7.1%	87	650	5,347
Kansas	13	4.6%	6.9%	96	1,392	4,824
Vermont	7	4.8%	5.5%	120	1,000	3,927
West Virginia	11	5.1%	6.8%	152	479	3,416
Louisiana	7	5.3%	6.5%	107	750	2,144
Arkansas	6	4.6%	5.9%	99	569	1,996
Nebraska	4	5.0%	6.0%	92	935	1,903
Maine	5	5.1%	5.9%	108	805	1,870
Oklahoma	3	5.4%	6.1%	332	825	1,632
North Dakota	4	4.8%	5.6%	128	520	1,246
Alaska	3	4.8%	5.4%	200	700	791
South Dakota	2	5.3%	5.8%	133	620	733
Mississippi	3	5.6%	6.5%	109	123	345

	9,676	2.4%	8.9%	$34	$5,500	$4,676,950

(2) Summary of Commercial Mortgage and Mezzanine Loans

Loan Type/ Property Type	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Loans	Carrying Amount	State
FIRST MORTGAGES AND SENIOR LOAN PARTICIPATIONS
Multi-Family	9.36%	9/30/2007	interest only	—	$23,712	$23,712	Mississippi
Multi-Family	7.25%	10/11/2009	interest only	—	24,000	24,000	Texas
Multi-Family	11.00%	6/8/2007	interest only	—	28,000	28,000	Arizona
Multi-Family	9.36%	8/10/2007	interest only	—	31,136	31,136	Georgia
Multi-Family	8.61%	5/26/2008	interest only	—	53,849	53,849	Florida
Multi-Family	8.57%	8/31/2008	interest only	—	60,500	60,500	Florida
Multi-Family	7.35%	12/7/2011	interest only	—	36,675	36,675	Arizona
Office	9.16%	9/29/2007	interest only	—	25,000	25,000	California
Retail and other	7.97%	12/27/2009	interest only	—	40,900	40,900	Florida
Retail and other	9.36%	7/31/2008	interest only	—	30,000	30,000	Florida
Retail and other	12.00%	8/2/2007	interest only	—	33,200	33,200	Florida
Retail and other	6.90%	12/20/2011	interest only	—	77,000	77,000	New Jersey
All other multi-family (17 loans)	7.23%-12.00%	3/29/07-8/30/09		—	149,482	149,482	Various
All other office (8 loans)	7.30%-9.11%	3/31/07-10/19/11		—	86,151	86,151	Various
All other retail & other (9 loans)	7.83%-9.86%	6/18/07-8/30/09		8,000	79,758	79,758	Various

Total first mortgages & senior loan participations				$8,000	$779,363	$779,363

MEZZANINE LOANS
Office	11.00%	3/1/2016	interest only		$12,168	$12,168	Ohio
Office	11.00%	11/1/2016	interest only		32,500	32,500	Florida
Retail and other	10.50%	5/10/2015	interest only		25,860	25,860	Texas
All other multi-family (28)	6.00%-16.00%	7/10/07-9/30/18			151,586	151,586	Various
All other office (18)	11.00%-15.5%	4/23/07-5/1/21			82,028	82,028	Various
All other retail & other (14)	11.00%-15.00%	11/10/07-8/8/16			78,848	76,901	Various

Total mezzanine loans				$—	$382,990	$381,043

Grand Total				$8,000	$1,162,353	$1,160,406

(a)	The tax basis of the commercial mortgages and mezzanine loans approximates the carrying amount.
(b)	Reconciliation of carrying amount of total loans:

	For the Year Ended December 31
	2006	2005	2004
Balance, beginning of period	$715,257	$491,309	$344,210
Additions during period:
New mortgage loans	947,922	581,039	392,764
Additional advances	5,638	7,816	9,749
Accretion of discount	108	3,150	9,326
Deductions during period:
Collections of principal	(492,662)	(368,057)	(225,003)
Consolidation of variable interest entity	(15,857)	—	(39,737)

Balance, end of period:	$1,160,406	$715,257	$491,309

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, our internal control over financial reporting is effective.

Management has excluded the operations of Taberna and its subsidiaries from its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2006. We acquired Taberna Realty Finance Trust and its subsidiaries on December 11, 2006 upon completion of our stock-for-stock merger. We started consolidating Taberna and its subsidiaries on December 11, 2006. The total assets and total revenue of Taberna and its subsidiaries represent, in the aggregate, was 87% of our consolidated total assets and 6% of our consolidated total revenue as of and for the year ended December 31, 2006.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears on page 80 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Trustees, Executive Officers and Trust Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2006 annual meeting of shareholders to be filed on or before April 30, 2007, and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions and Trustee Independence

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

RAIT FINANCIAL TRUST

By:	/S/ BETSY Z. COHEN
Betsy Z. Cohen Chairman of the Board and Trustee

March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Capacity With RAIT Financial Trust	Date

By:	/S/ BETSY Z. COHEN Betsy Z. Cohen	Chairman of the Board and Trustee	March 1, 2007

By:	/S/ DANIEL G. COHEN Daniel G. Cohen	Chief Executive Officer and Trustee (Principal Executive Officer)	March 1, 2007

By:	/S/ JACK E. SALMON Jack E. Salmon	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2007

By:	/S/ ELLEN J. DISTEFANO Ellen J. DiStefano	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007

By:	/S/ EDWARD S. BROWN Edward S. Brown	Trustee	March 1, 2007

By:	/S/ FRANK A. FARNESI Frank A. Farnesi	Trustee	March 1, 2007

By:	/S/ S. KRISTIN KIM S. Kristin Kim	Trustee	March 1, 2007

By:	/S/ ARTHUR MAKADON Arthur Makadon	Trustee	March 1, 2007

By:	/S/ DANIEL PROMISLO Daniel Promislo	Trustee	March 1, 2007

By:	/S/ JOHN F. QUIGLEY, III John F. Quigley, III	Trustee	March 1, 2007

By:	/S/ MURRAY STEMPEL, III Murray Stempel, III	Trustee	March 1, 2007

EXHIBIT INDEX

Exhibit Number	Description of Documents
2.1	Agreement and Plan of Merger dated as of June 8, 2006 among RAIT Investment Trust (“RAIT”), RT Sub Inc. and Taberna Realty Finance Trust (“Taberna”). (1)

3. 1	Amended and Restated Declaration of Trust. (2)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (4)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (5)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (6)

3.1.5	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (7)

3.1.6	Certificate of Correction to the Series A Articles Supplementary. (7)

3.1.7	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.2	By-laws. (2)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (6)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (9)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

10.1	Form of Indemnification Agreement. (2)

10.2	Amended and Restated Employment Agreement dated as of December 11, 2006 between RAIT and Betsy Z. Cohen. (6)

10.3	RAIT Executive Pension Plan for Betsy Z. Cohen as amended and restated effective as of January 1, 2005. (6)

10.4	Second Amended and Restated Employment Agreement dated as of December 11, 2006 between RAIT and Scott F. Schaeffer. (6)

10.5	Employment Agreement dated as of June 8, 2006 by and between RAIT, Daniel G. Cohen and, as to Section 7.14 thereof, Taberna. (1)

10.6	Employment Agreement dated as of June 8, 2006 by and between RAIT, Jack E. Salmon and, as to Section 7.14 thereof, Taberna. (1)

10.7	Employment Agreement dated as of June 8, 2006 by and between RAIT, Plamen Mitrikov and, as to Section 7.14 thereof, Taberna. (1)

10.8	Employment Agreement dated as of June 8, 2006 by and between RAIT, Raphael Licht and, as to Section 7.14 thereof, Taberna. (1)

10.9	Employment Agreement dated as of April 28, 2005 between Mitchell Kahn and Taberna.

10.10	Amendment No. 1 dated as of June 8, 2006 among Mitchell Kahn, Taberna and RAIT to the Employment Agreement dated as of April 28, 2005 between Mitchell Kahn and Taberna. (1)

10.11	RAIT Phantom Share Plan (As Amended and Restated, Effective July 20, 2004) (the “PSP”). (10)

10.12	RAIT 2005 Equity Compensation Plan (the “ECP”). (11)

10.13	ECP Form for Employee Non-Qualified Grants. (12)

Exhibit Number	Description of Documents
10.14	ECP Form for Employee Incentive Stock Option Grants. (12)
10.15	ECP Form for Independent Contractor Grants. (12)
10.16	ECP Form for Non-Employee Trustee Grants. (12)
10.17	PSP Form for Employee Grants with Deferral Opportunity. (12)
10.18	PSP Form for Employee Grants without Deferral Opportunity. (12)
10.19	PSP Form for Non-Employee Trustee Grants. (12)
10.20	PSP Form of Letter to Trustees Regarding the redemption of Phantom Shares. (13)
10.21	ECP Form of Share Award Agreement with full vesting. (13)
10.22.1	ECP Form of Unit Award to Cover Grants to Section 16 Officers adopted January 24, 2006. (14)
10.22.2	ECP Form of Unit Award to Cover Grants to Certain Section 16 Officers granted in October 24, 2006. (15)
10.22.3	ECP Form of Unit Award to Cover Grants to Section 16 Officers adopted January 24, 2007. (16)
10.23.1	ECP Form of Unit Award to Cover Grants to Employees adopted January 24, 2006. (14)
10.23.2	ECP Form of Unit Award to Cover Grants to Employees adopted January 24, 2007. (16)
10.24	ECP Form of Unit Award to Cover Grants to Non-Employee Trustees adopted July 19, 2005. (13)
10.25	Taberna 2005 Equity Incentive Plan (“Taberna EIP”). (6)
10.26	Taberna EIP Form of Restricted Share Award.
10.27	Revolving Credit Agreement dated as of October 24, 2005 among RAIT, RAIT Partnership, L.P., and RAIT Asset Holdings, LLC, as Borrowers, certain subsidiaries of the borrowers from time to time party thereto, as Guarantors, the lenders from time to time party thereto, KeyBank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager. (17)
10.28	First Amendment to Revolving Credit Agreement dated as of December 11, 2006 among RAIT Investment Trust, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as the borrowers, and KeyBank National Association, as administrative agent, and certain lenders. (6)
10.29	Indenture dated as of November 7, 2006 among RAIT CRE CDO I, Ltd., RAIT CRE CDO I, LLC, Wells Fargo Bank, National Association and RAIT Partnership, L.P.
10.30	Assignment of Lease dated December 11, 2006 between RAIT and Taberna Capital Management, LLC.
10.31	Amendment No. 2 to lease dated as of November 1, 2005 between 450 Park LLC and Taberna Realty Finance Trust.
10.32	Sublease Agreement dated as of April 1, 2006 between Cohen Brothers, LLC and Taberna Capital Management, LLC.
10.33	Shared Facilities and Services Agreement, dated April 28, 2005, between Taberna and Cohen Brothers, LLC.
10.34	Amendment No. 1 to the Shared Facilities and Services Agreement, dated as of April 28, 2006.
10.35	Non-Competition Agreement, dated April 28, 2005, between Taberna and Cohen Brothers, LLC.
12.1	Statements regarding computation of ratios.
21.1	List of Subsidiaries.
23.1	Consent of Grant Thornton LLP.
31.1	Rule 13a-14(a) Certification by the Chief Executive Office of RAIT Financial Trust.
31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT Financial Trust.
32.1	Section 1350 Certification by the Chief Executive Officer of RAIT Financial Trust.

Exhibit Number	Description of Documents

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT Financial Trust.

99.1	Material U.S. Federal Income Tax Considerations. (18)

(1)	Incorporated by reference to RAIT’s Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on June 13, 2006 (File No. 1-14760).

(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).

(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).

(4)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).

(5)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

(6)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).

(7)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).

(8)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).

(9)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).

(10)	Incorporated herein by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2004 (File No. 1-14760).

(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 24, 2005 (File No. 1-14760).

(12)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended September 30, 2004 (File No. 1-14760).

(13)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on July 25, 2005 (File No. 1-14760).

(14)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on January 27, 2006 (File No. 1-14760).

(15)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on October 30, 2006 (File No. 1-14760).

(16)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on January 27, 2007 (File No. 1-14760).

(17)	Incorporated herein by reference to RAIT’s Form 10-Q for the Quarterly Period ended September 30, 2005 (File No. 1-14760).

(18)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on January 10, 2007 (File No. 1-14760).