Form 10-Q
period 2007-03-31
RAIT Financial Trust
filed 2007-05-04
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to

Commission file number 1-14760

RAIT FINANCIAL TRUST

(Exact name of registrant as specified in its charter)

Maryland	23-2919819
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2929 Arch Street, 17th Floor, Philadelphia, PA	19104
(Address of principal executive offices)	(Zip Code)

(215) 861-7900

Registrant’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

☒  Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

A total of 63,685,413 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding as of May 1, 2007.

RAIT FINANCIAL TRUST

PART I - FINANCIAL INFORMATION

Item 1.	- Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

As of March 31, 2007 and December 31, 2006

(Unaudited and dollars in thousands, except share and per share information)

	March 31, 2007	December 31, 2006
Assets
Investments in securities
Available-for-sale securities	$4,743,748	$3,978,999
Security-related receivables	1,378,843	1,159,312

Total investments in securities	6,122,591	5,138,311
Investments in mortgages and loans, at amortized cost
Residential mortgages and mortgage-related receivables	4,495,796	4,676,950
Commercial mortgages, mezzanine loans and other loans	1,864,727	1,250,945
Allowance for losses	(8,716)	(5,345)

Total investments in mortgages and loans	6,351,807	5,922,550
Investments in real estate interests	163,866	139,132
Real estate interests held for sale	13,254	—
Cash and cash equivalents	169,681	99,367
Restricted cash	209,463	292,869
Accrued interest receivable	115,269	111,238
Warehouse deposits	56,510	44,618
Other assets	41,848	42,274
Deferred financing costs, net of accumulated amortization of $2,515 and $1,709, respectively	25,445	16,729
Intangible assets, net of accumulated amortization of $17,464 and $3,175, respectively	106,757	121,046
Goodwill	129,611	132,372

Total assets	$13,506,102	$12,060,506

Liabilities and shareholders’ equity
Indebtedness
Repurchase agreements and other indebtedness	$1,983,123	$1,255,518
Mortgage-backed securities issued	3,568,889	3,697,291
Trust preferred obligations	592,013	643,639
CDO notes payable	5,373,447	4,855,743

Total indebtedness	11,517,472	10,452,191
Accrued interest payable	65,596	67,393
Accounts payable and accrued expenses	19,785	22,930
Liabilities related to real estate interests held for sale	250	—
Deferred taxes, borrowers’ escrows and other liabilities	212,660	158,197
Distributions payable	50,938	39,118

Total liabilities	11,866,701	10,739,829
Minority interest	123,517	124,273
Shareholders’ equity
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized; 7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
Common shares, $0.01 par value per share, 200,000,000 shares authorized, 63,672,700 and 52,151,412 issued and outstanding, including 379,247 and 430,516 unvested restricted share awards, respectively	632	517
Additional paid in capital	1,589,631	1,218,667
Accumulated other comprehensive income (loss)	(24,094)	(3,085)
Retained earnings (deficit)	(50,336)	(19,746)

Total shareholders’ equity	1,515,884	1,196,404

Total liabilities and shareholders’ equity	$13,506,102	$12,060,506

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Income

For the Three-Month Periods Ended March 31, 2007 and 2006

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended March 31
	2007	2006
Revenue:
Investment interest income	$202,679	$20,764
Investment interest expense	(159,131)	(5,375)
Provision for losses	(3,718)	—
Change in fair value of free-standing derivatives	3,196	—

Net investment income	43,026	15,389
Rental income	2,412	3,553
Fee and other income	7,881	5,661

Total revenue	53,319	24,603
Expenses:
Compensation expense	8,376	1,878
Real estate operating expenses	2,588	1,966
General and administrative	6,283	1,172
Depreciation	768	304
Amortization of intangible assets	14,289	—

Total expenses	32,304	5,320

Income before interest and other income (expense), minority interest, income taxes, and income from discontinued operations	21,015	19,283
Interest and other income	6,953	349
Unrealized gain on interest rate hedges	88	—
Equity in loss of equity method investments	(4)	—
Minority interest	(5,764)	(4)

Income before taxes and discontinued operations	22,288	19,628
Income tax benefit	423	—

Income from continuing operations	22,711	19,628
Income from discontinued operations	156	942

Net income	22,867	20,570
Income allocated to preferred shares	(2,519)	(2,519)

Net income available to common shares	$20,348	$18,051

Earnings per share—Basic:
Continuing operations	$0.34	$0.62
Discontinued operations	—	0.03

Total earnings per share—Basic	$0.34	$0.65

Weighted-average shares outstanding—Basic	60,143,844	27,900,276

Earnings per share—Diluted:
Continuing operations	$0.34	$0.61
Discontinued operations	—	0.03

Total earnings per share—Diluted	$0.34	$0.64

Weighted-average shares outstanding—Diluted	60,616,721	28,121,735

Distributions declared per common share	$0.80	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Other Comprehensive Income (Loss)

For the Three-Month Periods Ended March 31, 2007 and 2006

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2007	2006
Net income	$22,867	$20,570
Other comprehensive income (loss)
Change in the fair value of cash-flow hedges	(11,859)	—
Reclassification adjustments associated with unrealized gains from cash flow hedges included in net income	(88)	—
Realized (gain) loss on cash-flow hedges reclassified to earnings	(1,207)	—
Change in fair value of available-for-sale securities	1,110	—

Total other comprehensive loss before minority interest allocation	(12,044)	—
Allocation to minority interest	(8,965)	—

Total other comprehensive income (loss)	(21,009)	—

Comprehensive income	$1,858	$20,570

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

For the Three-Month Periods Ended March 31, 2007 and 2006

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2007	2006
Operating activities:
Net income	$22,867	$20,570
Adjustments to reconcile net income to cash flow from operating activities:
Minority interest	5,764	4
Provision for losses	3,718	—
Amortization of deferred compensation	2,956	38
Equity in loss of equity method investments	4	—
Depreciation and amortization	15,057	536
Amortization of deferred financing costs	6,739	401
Accretion of loan discounts	(2,762)	(6)
Unrealized gain on interest rate hedges	(88)	—
Foreign currency adjustment	(782)	—
Changes in assets and liabilities:
Accrued interest receivable	(4,031)	(1,904)
Other assets	(13,755)	(489)
Accrued interest payable	(1,797)	169
Accounts payable and accrued expenses	(3,145)	1,183
Deferred taxes, borrowers’ escrows and other liabilities	25,303	589

Cash flow from operating activities	56,048	21,091
Investing activities:
Purchase and origination of investments in securities	(970,246)	—
Purchase and origination of investments in loans	(678,886)	(226,941)
Principal repayments on loans	248,524	89,645
Investment in real estate interests	(37,992)	(2,291)
Proceeds from dispositions of real estate interests	—	198
Decrease in restricted cash	104,829	—
Increase in warehouse deposits	(11,892)	—

Cash flow from investing activities	(1,345,663)	(139,389)
Financing activities:
Repayments on repurchase agreements and other indebtedness	(68,854)	(22,700)
Proceeds from repurchase agreements and other indebtedness	795,903	85,000
Repayments on residential mortgage-backed securities	(132,148)	—
Repayments on TruPS obligations	(47,962)	—
Proceeds from issuance of CDO notes payable	511,607	—
Acquisition of minority interest in CDOs	(8,685)	—
Distributions to minority interest holders in CDOs	(6,800)	—
Payments for deferred costs	(8,720)	—
Common share issuance, net of costs incurred	367,029	145
Distributions paid to preferred shares	(2,523)	(2,519)
Distributions paid to common shares	(38,918)	—

Cash flow from financing activities	1,359,929	59,926

Net change in cash and cash equivalents	70,314	(58,372)
Cash and cash equivalents at the beginning of the period	99,367	71,420

Cash and cash equivalents at the end of the period	$169,681	$13,048

Supplemental cash flow information:
Cash paid for interest	$147,458	$7,465
Cash paid for taxes	1,426	—
Non-cash decrease in goodwill	(2,761)	—
Stock issued under dividend reinvestment plan	196	—
Distributions payable	50,938	—

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 1: RAIT FINANCIAL TRUST

RAIT Financial Trust is a specialty finance company that provides a comprehensive set of debt financing options to the real estate industry. References to “RAIT”, “we”, “us”, and “our” refer to RAIT Financial Trust and its subsidiaries, unless the context otherwise requires. We originate and invest in real estate-related assets that are underwritten through our integrated investment process. We conduct our business through our subsidiaries, RAIT Partnership, L.P., or RAIT Partnership, and Taberna Realty Finance Trust, or Taberna, as well as through their respective subsidiaries. We and Taberna are self-managed and self-advised Maryland real estate investment trusts, or REITs. Our objective is to provide our shareholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

b. Principles of Consolidation

The consolidated financial statements reflect our accounts and those accounts of our majority-owned and/or controlled subsidiaries. We also consolidate entities that are variable interest entities, or VIEs, where we have determined that we are the primary beneficiary of such entities. The portions of these entities that we do not own are presented as minority interest as of the dates and for the periods presented in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

d. Investments

We invest in debt securities, residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other types of real estate-related assets. We account for our investments in securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted, or SFAS No. 115, and designate each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value is based primarily on quoted market prices from independent

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

pricing sources when available for actively traded securities or discounted cash flow analyses developed by management using current interest rates and other market data for securities without an active market. Our estimate of fair value is subject to a high degree of variability based upon market conditions and management assumptions. Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

We account for our investments in subordinated debentures owned by trust VIEs that we consolidate as available-for-sale securities. These VIEs have no ability to sell, pledge, transfer or otherwise encumber the trust or the assets of the trust until such subordinated debenture’s maturity. We account for investments in securities where the transfer meets the criteria as a financing under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or SFAS No. 140, at amortized cost. Our investments in security-related receivables represent securities that were transferred to issuers of collateralized debt obligations, or CDO, in which the transferors maintained some level of continuing involvement.

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

We use our judgment to determine whether an investment has sustained an other-than-temporary decline in value. If management determines that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings, and we establish a new cost basis for the investment. Our evaluation of an other-than-temporary decline is dependent on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the estimated fair value of the investment in relation to our cost basis; the financial condition of the related entity; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the fair value of the investment.

We maintain an allowance for losses on our investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other loans. Our allowance for losses is based on management’s evaluation of known losses and inherent risks, for example, historical and industry loss experience, economic conditions and trends, estimated fair values, the quality of collateral and other relevant factors. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries).

e. Transfers of Financial Assets

We account for transfers of financial assets under SFAS No. 140 as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is accounted for as a financing. Financial assets that are treated as sales are removed from our accounts with any realized gain (loss) reflected in earnings during the period of sale. Financial assets that are treated as financings are maintained on the balance sheet with proceeds received from the legal transfer reflected as securitized borrowings.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

f. Revenue Recognition

1)	Net investment income—We recognize interest income from investments in debt and other securities, residential mortgages, commercial mortgages and mezzanine loans on a yield to maturity basis. Upon the acquisition of a loan at a discount, we assess the portions of the discount that constitute accretable yields and non-accretable differences. The accretable yield represents the excess of our expected cash flows from the loan over the amount we paid for the loan. That amount, the accretable yield, is accreted to interest income over the remaining life of the loan. Many of our commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Origination fees and direct loan origination costs are deferred and amortized to net investment income, using the effective interest method, over the contractual life of the underlying loan security or loan, in accordance with SFAS No. 91. We recognize interest income from interests in certain securitized financial assets on an estimated effective yield to maturity basis. Management estimates the current yield on the amortized cost of the investment based on estimated cash flows after considering prepayment and credit loss experience.

2)	Structuring fees—We receive structuring fees for services rendered in connection with the formation of CDO securitization entities. The structuring fee is a contractual fee paid when the related services are completed. The structuring fee is a negotiated fee with the investment bank acting as placement agent for the CDO securities and is capitalized by the CDO securitization entity as a deferred financing cost. We may decide to invest in the debt or equity securities issued by CDO securitization entities. We evaluate our investment in these entities under FIN 46R to determine whether the entity is a VIE, and, if so, whether or not we are the primary beneficiary. If we are determined to be the primary beneficiary, we will consolidate the accounts of the CDO securitization entity and upon consolidation, we eliminate intercompany transactions, specifically the structuring fees and deferred financing costs paid. Structuring fees totaling $5,625 were eliminated for the three month period ended March 31, 2007 upon the consolidation of Taberna Preferred Funding VIII.

3)	Fee and other income—we generate fee and other income, through our various subsidiaries, by providing (a) ongoing asset management services to CDO investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, and (c) providing financial consulting to our borrowers. We recognize revenue for these activities when the fees are fixed or determinable, evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. CDO asset management fees are an administrative cost of a CDO entity and are paid by the CDO administrative trustee on behalf of its investors. These asset management fees are recognized when earned and are paid quarterly. Asset management fees from consolidated CDOs are eliminated in consolidation. During the three-month period ended March 31, 2007, we earned $5,650 of asset management fees, of which we eliminated $4,488 upon consolidation of CDOs of which we are the primary beneficiary.

g. Off-Balance Sheet Arrangements

We maintain warehouse financing arrangements with various investment banks and engage in CDO securitizations. Prior to the completion of a CDO securitization, our warehouse providers acquire investments in accordance with the terms of the warehouse facilities. We are paid the difference between the interest earned on the investments and the interest charged by the warehouse providers from the dates on which the respective investments were acquired. We bear the first dollar risk of loss, up to our warehouse deposit amount, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, the warehouse provider

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

is required to liquidate the securities at a loss. These off-balance sheet arrangements are not consolidated because our risk of loss is generally limited to the cash collateral held by the warehouse providers and our warehouse facilities are not special purpose vehicles. However, since we hold an implicit variable interest in many entities funded under our warehouse facilities, we often consolidate the Trust VIEs while the trust preferred securities, or TruPS, they issue are held on the warehouse lines. The economic return earned from these warehouse facilities is considered a non-hedge derivative and is recorded at fair value in our financial statements. Changes in fair value are reflected in earnings in the respective period.

h. Derivative Instruments

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

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, or SFAS No. 133, we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in its consolidated balance sheet as either an asset or liability. For derivatives designated as fair value hedges or for derivatives not designated as hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income. Changes in the ineffective portions of cash flow hedges are recognized in earnings.

i. Income Taxes

RAIT and Taberna have each elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended or, the Internal Revenue Code. Accordingly, we generally will not be subject to U.S. federal income tax to the extent of our distributions to shareholders and as long as certain asset, income and share ownership tests are met. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our shareholders. Management believes that all of the criteria to maintain RAIT’s and Taberna’s REIT qualification have been met for the applicable periods, but, there can be no assurances that these criteria will continue to be met in subsequent periods.

We maintain various taxable REIT subsidiaries, or TRSs, which may be subject to U.S. federal, state and local income taxes. From time to time, these TRSs generate taxable income from intercompany transactions. The TRS entities generate taxable revenue from fees for services provided to CDO entities. Some of these fees paid to the TRS entities are capitalized as deferred financing costs by the CDO entities. Certain CDO entities may be consolidated in our financial statements pursuant to FIN 46R. In consolidation, these fees are eliminated when the CDO entity is included in the consolidated group. Nonetheless, all income taxes are accrued by the TRSs in the year in which the taxable revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

j. Goodwill and Intangible assets

On December 11, 2006, we acquired all of the outstanding common shares of Taberna Realty Finance Trust. Refer to our Annual Report on Form 10-K for additional information regarding this acquisition. As part of purchase accounting, we allocated the purchase price consideration to the net assets acquired, including identifiable intangible assets. As of December 31, 2006, we were finalizing the

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

purchase price accounting allocation and were in the process of obtaining appraisals from third party valuation specialists. During the three month period ended March 31, 2007, we reallocated approximately $2,761 of the original purchase price amongst Taberna’s investments in securities and goodwill. Ultimately, these reallocations caused a reduction in goodwill and an increased amortized cost basis of the investment in securities by $2,761.

k. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS No. 155. Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, thereby narrowing such exception; (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a qualified special purpose entity, or QSPE, holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. We adopted SFAS No. 155 in the first quarter of 2007 and the adoption of SFAS No. 155 did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 , or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 in the first quarter of 2007 and the adoption of FIN 48 did not have an effect on our consolidated financial statements as we do not maintain any uncertain tax contingencies.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require or permit fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Management is currently evaluating the impact that this statement may have on our financial statements.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 3: INVESTMENTS IN SECURITIES

The following table summarizes our investments in available-for-sale securities as of March 31, 2007:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon	Weighted Average Years to Maturity
TruPS and subordinated debentures	$4,083,942	$1,167	$(28,510)	$4,056,599	7.9%	28.0
Other securities	693,383	198	(6,432)	687,149	6.1%	28.4

Total available-for-sale securities	$4,777,325	$1,365	$(34,942)	$4,743,748	7.6%	28.1

TruPS included above as available-for-sale securities include (a) investments in TruPS issued by VIEs of which we are not the primary beneficiary and which we do not consolidate and (b) transfers of investments in TruPS securities to us that were accounted for as a sale pursuant to SFAS No. 140. Subordinated debentures included above represent the primary assets of VIEs that we consolidate pursuant to FIN 46R. Management believes that none of these securities are other than temporarily impaired at March 31, 2007.

The following table summarizes our investments in security-related receivables, as of March 31, 2007:

Investment Description	Amortized Cost	Weighted Average Coupon	Weighted Average Years to Maturity	Estimated Fair Value
TruPS and subordinated debenture receivables	$770,876	8.0%	25.4	$784,991
Unsecured REIT note receivables	393,766	5.6%	10.1	390,584
CMBS receivables(1)	214,201	5.6%	35.5	208,898

Total	$1,378,843	6.9%	22.6	$1,384,473

(1)	Commercial mortgage-backed securities, or CMBS, receivables include securities with a fair value totaling $180,237 that are rated “BBB+” and “BBB-” by Standard & Poor’s and securities with a fair value totaling $28,661 that are rated between “AA” and “A-” by Standard & Poor’s.

Our investments in security-related receivables represent securities owned by CDO entities that we account for as financings under SFAS No. 140.

The unrealized losses on our securities are primarily the result of market interest rate factors rather than credit impairment, and we believe that the carrying values are fully realizable over the securities’ expected holding period.

Some of our investments in securities collateralize debt issued through CDO entities. Our TruPS CDO entities are static pools and prohibit, in most cases, the sale of such securities until the mandatory auction call period, typically 10 years from the CDO entity’s inception. At and subsequent to the mandatory auction call date, remaining securities will be offered in the general market and the proceeds

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

from sales of such securities will be used to repay outstanding indebtedness and liquidate the CDO entity. The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of March 31, 2007, CDO notes payable related to investment in securities were collateralized by $4,251,400 of principal amount of TruPS and subordinated debentures and $609,013 of principal amount of unsecured REIT note receivables and CMBS receivables. Some of these investments were eliminated upon the consolidation of various VIEs that we consolidate and the corresponding subordinated debentures of the VIEs are included as assets in our consolidated balance sheet.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 4: INVESTMENTS IN LOANS

Our investments in mortgages and loans are accounted for at amortized cost.

(a) Investments in residential mortgages and mortgage- related receivables:

The following tables summarize our investments in residential mortgages and mortgage-related receivables as of March 31, 2007:

	Unpaid Principal Balance	Unamortized (Discount)	Carrying Amount	Number of Loans and Mortgage- Related Receivables	Average Interest Rate	Average Contractual Maturity date
3/1 Adjustable rate	$136,215	$(2,071)	$134,144	345	5.6%	August 2035
5/1 Adjustable rate	3,725,239	(20,010)	3,705,229	7,604	5.6%	September 2035
7/1 Adjustable rate	594,210	(4,819)	589,391	1,295	5.7%	July 2035
10/1 Adjustable rate	67,723	(691)	67,032	75	5.7%	June 2035

Total	$4,523,387	$(27,591)	$4,495,796	9,319	5.6%

As of March 31, 2007, approximately 44% of our residential mortgage loans were in the state of California.

As of March 31, 2007, $3,825,177 of our residential mortgages and mortgage-related receivables were pledged as collateral with mortgage securitizations. These mortgage securitizations have issued mortgage backed securities with a principal balance outstanding of $3,610,231.

(b) Investments in commercial mortgages, mezzanine loans, and other loans:

The following tables summarize our investments in commercial mortgages, mezzanine loans and other loans as of March 31, 2007:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted Average Interest Rate	Range of Maturity Dates
Commercial mortgages	$1,179,677	$—	$1,179,677	80	8.2%	Apr. 2007 to Nov. 2015
Mezzanine loans	532,322	(3,386)	528,936	163	10.7%	Apr. 2007 to Aug. 2021
Other loans	168,614	1,316	169,930	9	7.5%	May 2010 to Oct. 2016

Total	1,880,613	(2,070)	1,878,543	252	8.9%

Unearned fees	(13,816)	—	(13,816)

Total	$1,866,797	$(2,070)	$1,864,727

(c) Allowance for losses:

We maintain an allowance for losses on our investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other real estate related assets. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

operations and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, historical trends in adjustable rate residential mortgages (if applicable), the estimated value of underlying collateral, and current and expected future economic conditions. As of March 31, 2007, our allowance for losses was $8,716, net of charge-offs of $338 during the three months ended March 31, 2007.

NOTE 5: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness as of March 31, 2007:

Description	Principal	Unamortized Premium (Discount)	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Contractual Maturity
Repurchase agreements and other indebtedness	$1,983,123	$—	$1,983,123	5.4% to 7.7%	5.9%	Apr. 2007 to 2037 (1)
Mortgage-backed securities issued(2)	3,610,231	(41,342)	3,568,889	4.6% to 5.5%(3)	5.0%	2035
Trust preferred obligations	592,013	—	592,013	6.8% to 9.1%	7.3%	2036
CDO notes payable(2)	5,493,107	(119,660)	5,373,447	4.7% to 10.4%	6.2%	2035 to 2046

Total indebtedness	$11,678,474	$(161,002)	$11,517,472

(1)	We intend to re-negotiate and extend our repurchase agreements as they mature.
(2)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(3)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.

Financing arrangements we entered into during the three months ended March 31, 2007 were as follows:

(a)	Repurchase agreements and other indebtedness:

On February 12, 2007, we formed Taberna Funding Capital Trust I which issued $25,000 of trust preferred securities to investors and $100 of common securities to us. The combined proceeds were used by Taberna Funding Capital Trust I to purchase $25,100 of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Taberna Capital Trust I and mature on April 30, 2037, but are callable on or after April 30, 2012. Interest on the junior subordinated notes is payable quarterly at a fixed rate of 7.69% through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.50%.

On February 15, 2007, we entered into a repurchase agreement with an investment bank to provide up to $750,000 of financing to accumulate commercial loan investments in commercial mortgages and mezzanine loans on a short-term basis pending a CDO issuance. The agreement terminates on February 14, 2008 and bears interest at various rates over LIBOR ranging from 0.30% to 1.35%, depending on the types and ratings of assets financed. As of March 31, 2007, this repurchase agreement had $307,677 outstanding collateralized by commercial mortgage and mezzanine loans with a principal amount of $354,354.

(b)	CDO Notes Payable:

On March 29, 2007, we closed Taberna Preferred Funding VIII, Ltd., a $772,000 CDO transaction that provides financing for investments consisting of TruPS issued by REITs and real estate operating companies, senior and subordinated notes issued by real estate entities, commercial mortgage-backed securities, other real estate interests, senior loans and CDOs issued by special purpose issuers that own a portfolio of commercial real estate loans. The investments that are owned by Taberna Preferred Funding VIII are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. Taberna Preferred Funding VIII issued a total of $471,000 of notes at par to investors. In addition, we retained $111,000 of the senior notes, $50,000 of the junior notes and $60,000 of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.34% to

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

LIBOR plus 4.90%. All of the notes mature in 2037, although Taberna Preferred Funding VIII may call the notes at par at any time after May 2017. The senior notes retained by us bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 0.53% and the junior notes retained by us bear interest at rates ranging from LIBOR plus 2.85% to LIBOR plus 4.90%. We financed our investment in the senior notes through $103,710 of borrowings under our existing repurchase agreements bearing interest at rates ranging from LIBOR plus 0.05% to LIBOR plus 0.10%.

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of March 31, 2007, the CDO notes payable are collateralized by $4,251,400 of principal amount of TruPS and subordinated debentures, $609,013 of principal amount of unsecured REIT note receivables and CMBS receivables and $1,098,683 in principal amount of commercial mortgages, mezzanine loans and other loans. A portion of the TruPS that collateralize CDO notes payable are eliminated upon the consolidation of various Trust VIE entities that we consolidate. The corresponding subordinated debentures of the Trust VIE entities are included as investments in securities in our consolidated balance sheet.

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on CDO notes payable and repurchase agreements.

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of March 31, 2007, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

The interest rate hedge agreements are summarized as of March 31, 2007:

Hedge Product	Hedged Item	Aggregate Notional	Strike	Maturity	Fair Value as of March 31, 2007	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Ineffective Hedges— Gains (Losses)
Interest rate swaps	CDO notes payable	$653,750	3.9% to 5.2%	Aug. 2010 to Nov. 2015	$11,218	$(718)	$519
Interest rate swaps	CDO notes payable	450,500	4.6% to 5.6%	Nov. 2010 to Nov. 2015	3,446	(151)	27
Interest rate and basis swaps	CDO notes payable	396,625	4.9% to 5.6%	February 2016	(4,364)	42	(143)
Interest rate swaps	CDO notes payable	300,000	5.1% to 5.3%	Feb. 2011 to Feb. 2016	(2,323)	76	(28)
Interest rate swaps	CDO notes payable	502,860	5.1% to 5.9%	Oct. 2011 to Oct. 2016	(14,905)	598	(11)
Interest rate swaps	CDO notes payable	480,000	5.4% to 5.9%	July 2016 to Aug. 2016	(9,761)	415	(141)
Interest rate cap	CDO notes payable	15,000	8.5%	August 2031	191	—	(47)
Interest rate swaps	CDO notes payable	346,000	5.0%	August 2017	2,323	59	—
Interest rate swaps	CDO notes payable	768,722	4.8% to 5.3%	Jan. 2010 to June 2016	(6,249)	34	—
Interest rate swap	Repurchase agreements	733,570	5.3%	July 2011	(8,862)	877	(146)
Interest rate swaps	Repurchase agreements	94,478	4.6% to 4.9%	Oct. 2010 to Dec. 2012	584	(47)	44
Interest rate swaps	Other indebtedness	121,833	5.0%	Nov. 2011 to Dec. 2011	(642)	25	—
Interest rate swaps	Other indebtedness	31,450	5.2% to 5.3%	Feb. 2009 to Feb. 2017	(332)	(3)	(36)
Currency option	EUR-USD exchange rate	8,633	1.2633 EUR-USD	May 2007 to May 2009	50	—	50

Total Portfolio/ Weighted Average		$4,903,421			$(29,626)	$1,207	$88

Amounts reclassified to earnings associated with effective cash flow hedges are reported in investment interest expense and the fair value of these hedge agreements is included in other assets and liabilities.

Free-Standing Derivatives

We maintain arrangements with various investment banks regarding CDO securitizations and warehouse facilities. Prior to the completion of a CDO securitization, investments are acquired by the warehouse providers in accordance with the warehouse facilities. Pursuant to the terms of the warehouse agreements, we receive the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse facilities from the dates on which the respective securities are acquired. Under the warehouse agreements, we are required to deposit cash collateral with the warehouse provider and as a result, we bear the first dollar risk of loss, and in some cases share the first dollar risk of loss, up to our warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, if the warehouse facility is required to liquidate the securities at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to us. The terms of the warehouse facilities are generally at least nine months. As of March 31, 2007, we had approximately $56,510 of cash collateral held by warehouse providers pursuant to warehouse facilities. These arrangements are deemed to be derivative financial instruments and are recorded at fair value each accounting period with the change in fair value recorded in earnings.

A summary of these arrangements is as follows:

Warehouse Facility	Warehouse Availability	Funding as of March 31, 2007	Remaining Availability	Maturity
Merrill Lynch International	$700,053	$400,419	$299,634	June 2007 to February 2008
Bear, Stearns & Co. Inc.	700,000	395,188	304,812	September 2007 to March 2008

Total	$1,400,053	$795,607	$604,446

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

The financing costs of these warehouse facilities are based on one-month LIBOR plus 50 basis points.

NOTE 7: SHAREHOLDERS’ EQUITY

On January 23, 2007, our board of trustees awarded 408,517 phantom units, valued at $14,997 using our closing stock price of $36.71, to various employees and trustees. The awards generally vest over four year periods.

On January 23, 2007, our board of trustees declared a first quarter 2007 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares and $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares. The dividends were paid on April 2, 2007 to holders of record on March 1, 2007 and totaled $2,519.

On January 24, 2007, 6,010 of our phantom unit awards were redeemed for our common shares. These phantom units were fully vested at the time of redemption.

On January 24, 2007, we issued 11,500,000 common shares in a public offering at an offering price of $34.00 per share. After deducting offering costs, including the underwriter’s discount, and expenses of approximately $24,070, we received approximately $366,894 of net proceeds.

On March 15, 2007, our board of trustees declared a quarterly distribution of $0.80 per common share totaling $50,938 that was paid on April 13, 2007 to shareholders of record as of March 29, 2007.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 8: EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three month periods ended March 31, 2007 and 2006:

	For the three month periods ended March 31
	2007	2006
Income from continuing operations	$22,711	$19,628
Income allocated to preferred shares	(2,519)	(2,519)

Income from continuing operations available to common shares	20,192	17,109
Income from discontinued operations	156	942

Net income available to common shares	$20,348	$18,051

Weighted-average shares outstanding—Basic	60,143,844	27,900,276
Dilutive securities under the treasury stock method	472,877	221,459

Weighted-average shares outstanding—Diluted	60,616,721	28,121,735

Earnings per share—Basic:
Continuing operations	$0.34	$0.62
Discontinued operations	—	0.03

Total earnings per share—Basic	$0.34	$0.65

Earnings per share—Diluted:
Continuing operations	$0.34	$0.61
Discontinued operations	—	0.03

Total earnings per share—Diluted	$0.34	$0.64

NOTE 9: RELATED PARTY TRANSACTIONS

In the ordinary course of our business operations, we have ongoing relationships and have engaged in transactions with several related entities described below. All of these relationships and transactions were approved or ratified by a majority of our independent board of trustees as being on terms comparable to those available on an arm’s-length basis from an unaffiliated third party or otherwise not creating a conflict of interest.

Our Chief Executive Officer, Daniel G. Cohen, holds controlling positions in various companies with which the Company conducts business. Daniel G. Cohen is the majority member of Cohen Brothers LLC d/b/a Cohen & Company, or Cohen & Company, a registered broker-dealer. Each transaction with Cohen & Company is described below:

a). Shared Services—we share office space and related resources with Cohen & Company. For services relating to structuring and managing our investments in CMBS and RMBS, we pay an annual fee ranging from 2 to 20 basis points on the amount of the investments, based on the rating of the security. For investments in residential whole loans, we pay an annual fee of 1.5 basis points on the amount of the investments. In respect of other administrative services, we pay an amount equal to the cost of providing those services plus 10% of such cost. During the three-month period ended March 31, 2007, we incurred total shared service expenses of approximately $300, which has been included in general and administrative expense in the accompanying statement of income.

b). Office Lease—We maintain a separate five-year sub-lease agreement for shared office space and facilities commencing April 1, 2006 and expiring March 31, 2011. Rent expense during the three-month period ended March 31, 2007 relating to this lease was $17 and has been included in general and administrative expense in the accompanying statement of income. Future minimum lease payments due over the remaining term of the lease is approximately $290.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

c). Origination Fees—during the three-month period ended March 31, 2007, Cohen & Company provided origination services for our investments and placement services for certain debt and equity securities issued by our CDO securitizations. For these services, Cohen & Company received approximately $390 in origination fees and $1,500 in placement fees. In February 2007, we engaged an affiliate of Cohen & Company for the placement of debt securities to be issued by a future CDO transaction. Fees to be paid are 50 basis points of the total expected final collateral balance of the CDO.

d). Non-Competition Agreement—As part of the spin-off of Taberna from Cohen & Company, Taberna and Cohen & Company entered into a three-year non-competition agreement ending in April 2008. As part of this agreement, Cohen & Company agreed not to engage in purchasing from, or acting as a placement agent for, issuers of TruPS or other preferred equity securities of real estate investment trusts and other real estate operating companies. Cohen & Company agreed to refrain from acting as asset manager for any such securities. As part of our acquisition of Taberna, we valued this non-competition agreement as an amortizing intangible asset. As of March 31, 2007, the balance of the intangible asset, net of accumulated amortization, was $11,706.

e). Strategos Capital Management—Strategos Capital Management, or Strategos, is an affiliate of Cohen & Company. In October 2006, Taberna engaged Strategos to create and manage a $1.0 billion high-grade asset backed CDO. For its services, Strategos, upon completion of the CDO, will receive an upfront structuring fee of 15 basis points, or approximately $1,500 and ongoing management fees of 10 basis points, or $1,000 per year.

The Bancorp, Inc.—Betsy Z. Cohen, our Chairman, is the Chairman of the Board and Chief Executive Officer of The Bancorp Bank (“Bancorp”), a commercial bank. Daniel G. Cohen, our Chief Executive Officer and Trustee is the Vice-Chairman of the Board of Bancorp. We maintain checking and demand deposit accounts at Bancorp. As of March 31, 2007 and December 31, 2006, we had $88,819 and $117,123, respectively, on deposit. During the three-month periods ended March 31, 2007 and 2006, we received $267 and $311, respectively, of interest income from Bancorp. During the three-month periods ended March 31, 2007 and 2006, we paid fees of $20 and $15, respectively, to Bancorp for information system technical support services. We sublease a portion of our downtown Philadelphia office space from Bancorp at an annual rental expense based upon the amount of square footage occupied. The sub-lease expires in August 2010 and there are two five-year renewal options. Rent paid to Bancorp Inc. was approximately $124 and $84 for the three-month periods ended March 31, 2007 and 2006, respectively.

We have a $3,369 first mortgage loan secured by Pennsview Apartments that has junior lien against it that is held by an entity controlled by Daniel Cohen. Our loan bears interest at a fixed rate of 8%, matures on March 29, 2008 and is paying in accordance with its terms.

Eton Park Fund, L.P. and its affiliates—Eton Park Fund, L.P., or Eton Park, owns approximately 6.4% of our common shares based on the most recent Form 13-G they filed with the SEC. In connection with the Taberna Euro CDO I we sponsored, we paid Eton Park a standby equity commitment fee of $1,000. In exchange for this fee, they agreed to purchase up to €5,500 of the Class F subordinated notes issued by Taberna Euro CDO I.

Mercury Real Estate Advisors LLC—Mercury Real Estate Advisors LLC, or Mercury, and its affiliates own approximately 6.9% of our common shares based on the most recent form 13-G they filed with the SEC. In March 2007, we purchased approximately $9,000 in par amount of preference shares issued by various CDOs sponsored by Taberna from Mercury for a purchase price of approximately $8,685.

Brandywine Construction & Management, Inc., or Brandywine is an affiliate of the spouse of Betsy Z. Cohen, our Chairman, and father of Daniel G. Cohen, our Chief Executive Officer. Brandywine provided real estate management services to three and six properties underlying our real estate interests as of March 31, 2007 and 2006, respectively. Management fees of $37 and $164 were paid to Brandywine for the three-month periods ended March 31, 2007 and 2006, respectively, relating to those interests.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 10: DISCONTINUED OPERATIONS

The following table summarizes the single asset held for sale and the liabilities related to the asset held for sale as of March 31, 2007:

Investment in real estate, net of accumulated depreciation	$12,720
Prepaids and other assets	534

Total assets held for sale	13,254

Accounts payable and accrued expenses	$250

Total liabilities related to assets held for sale	$250

The following table summarizes revenue and expense information for the four properties sold since January 1, 2006 and the one property held for sale as of March 31, 2007:

	For the three month period ended March 31
	2007	2006
Rental income	$483	$4,444
Expenses:
Real estate operating expenses	276	3,271
Depreciation	51	231

Total expenses	327	3,502

Income from discontinued operations	$156	$942

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

NOTE 11: SUBSEQUENT EVENTS

On April 16, 2007, we terminated our $335,000 secured line of credit led by KeyBanc Capital Markets, as syndication agent. As of March 31, 2007, we had $20,000 outstanding under this facility and all amounts were repaid prior to April 16, 2007. We expensed $2,985 of deferred financing costs associated with the line of credit upon termination.

On April 18, 2007, we issued and sold in a private offering to qualified institutional buyers, $425,000 aggregate principal amount of 6.875% convertible senior notes due 2027. After deducting the initial purchaser’s discount and the estimated offering expenses, we received approximately $414,250 of net proceeds. Interest on the notes is paid semi-annually and the notes mature on April 15, 2027. In April 2007, our board of trustees authorized the repurchase of approximately $106,250 of our common shares. We used a portion of the net proceeds from the offering to repurchase 2,717,600 of our common shares at a price of $27.34 per share (the closing price on April 12, 2007, the date we entered into the purchase agreement relating to the offering) for an aggregate purchase price, including commission costs, of $74,381.

Prior to April 20, 2012, the notes will not be redeemable at RAIT’s option, except to preserve RAIT’s status as a REIT. On or after April 20, 2012, RAIT may redeem all or a portion of the notes at a

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any. Note holders may require RAIT to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any, on the notes on April 15, 2012, April 15, 2017, and April 15, 2022, or upon the occurrence of certain change in control transactions prior to April 20, 2012.

Prior to April 15, 2026, upon the occurrence of specified events, the notes will be convertible at the option of the holder at an initial conversion rate of 28.6874 shares per $1,000 principal amount of notes. The initial conversion price of $34.86 represents a 27.5% premium to the per share closing price of $27.34 on the date the offering was priced. Upon conversion of notes by a holder, the holder will receive cash up to the principal amount of such notes and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, at the option of RAIT in cash or RAIT’s common shares. The initial conversion rate is subject to adjustment in certain circumstances.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders RAIT Financial Trust

We have reviewed the accompanying consolidated balance sheet of RAIT Financial Trust and subsidiaries as of March 31, 2007 and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2007 (which contains an explanatory paragraph relating to the initial adoption of financial accounting Board Statement No. 123R Stock Based Compensation as discussed in note 11 to the consolidated financial statements) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

May 3, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or similar words. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report, except as may be required by applicable law.

Overview

We are a diversified real estate finance company that provides a comprehensive set of financing options to the real estate industry. We originate and invest in real estate-related assets that are underwritten through an integrated investment process. We conduct our business through our subsidiaries, RAIT Partnership and Taberna, as well as through their respective subsidiaries. RAIT and Taberna are self-managed and self-advised Maryland REITs. Our objective is to provide our shareholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.

In the three months ended March 31, 2007, we generated income for distribution to our shareholders primarily from a combination of the interest and dividend income from our investment portfolio and the fees from originating, structuring and managing the assets collateralizing CDOs we sponsored. We provide financing in the form of TruPS and subordinated debentures to real estate and real estate finance companies in the United States and Europe and commercial mortgages and mezzanine loans to real estate operators throughout the United States.

We continued to increase our investment in our targeted asset classes during the three months ended March 31, 2007. Our net increase in investments in this period was $1.5 billion.

We focus on maximizing the net spread we can generate on our match-funded portfolios financed primarily by CDOs. The difference, or net spread, between the yield on our investment portfolio and the cost to finance our investment portfolio generates our net investment income. In the three months ended March 31, 2007, our net investment income was $43.0 million. We also generated substantial fees in the three months ended March 31, 2007, primarily through our taxable REIT subsidiaries.

Commercial mortgages, mezzanine loans and TruPS and subordinated debentures are our primary asset classes. We expect these asset classes to be the primary sources for growth in returns generated by our investment portfolio. In the quarter ended March 31, 2007, we completed two CDOs – our eighth domestic CDO primarily collateralized by $750 million of TruPS and subordinated debentures from domestic real estate companies and our first European CDO collateralized primarily by approximately €600 million of subordinated debt to European real estate companies. We completed an equity offering in January 2007 and a convertible notes offering in April 2007 which we believe provide us additional liquidity to invest in our pipeline of opportunities and support our continued growth.

During the three months ended March 31, 2007, we developed certain financial and operating measures relating to our performance. Those measures are adjusted earnings, total fees generated and assets under management, or AUM. The following defines these measures and describes their relevence to our financial and operating performance:

•

Adjusted Earnings – Adjusted earnings reflects net income available to common shares determined in accordance with GAAP adjusted for the following items: real estate depreciation, amortization of intangible assets, stock-based compensation, allowance for loan losses, unrealized gains (losses) on hedges, deferred fee revenue and the deferred tax provision. Refer to the section titled “Adjusted Earnings” below for more information on this measure and a reconciliation of this measure to our GAAP net income available to common shares.

•

Total Fees Generated – Total fees generated represents the total fees generated, without consideration for the deferral of fees, as yield adjustments, in accordance with GAAP. This data is useful to management as a gauge of our cash revenue as it drives earnings at our taxable REIT subsidiaries for distribution to us and ultimately to our shareholders. During the three months ended March 31, 2007, we had total fees generated of $30.4 million reconciled to our GAAP fees and other income as follows:

For the three months ended March 31, 2007
Fees and other income, as reported	$7,881
Add (deduct):
Asset management fees, eliminated	4,488
Deferred structuring fees	5,625
Deferred origination fees, net of amortization	12,384

Total fees generated	$30,378

•

Assets Under Management – AUM represents the total assets that we own or are managing for third parties. While not all AUM generates fee income to our TRS’s, it is an important operating measure to gauge our asset growth, volume of originations, size and scale of our operations and our financial performance. As of March 31, 2007, our total AUM was $14.0 billion and includes our total investment portfolio described below and assets associated with unconsolidated CDOs for which we derive asset management fees. As of March 31, 2007, we did not consolidate our Taberna Preferred Funding I CDO with total assets of $688.0 million and Taberna Euro CDO I, with total assets of €600.0 million.

Investors should read the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a detailed discussion of the following items:

•	interest rate trends,

•	rates of prepayment on mortgages underlying our mortgage portfolio,

•	competition, and

•	other market developments.

Our Investment Portfolio

Please refer to our Annual Report on Form 10-K for additional information regarding each asset class. The table below summarizes our investment portfolio as of March 31, 2007:

	Amortized Cost(1)	Estimated Fair Value(2)	Percentage of Total Portfolio	Weighted- Average Coupon(3)
	(dollars in thousands)
Investment in Securities:
TruPS and subordinated debentures	$4,854,818	$4,841,590	38.2%	7.9%
Unsecured REIT note receivables(4)	393,766	390,584	3.1%	5.6%
CMBS receivables	214,201	208,898	1.7%	5.6%
Other securities	693,383	687,149	5.5%	6.1%

Total investment in securities	6,156,168	6,128,221	48.5%	7.5%
Investment in Mortgages and Loans
Residential mortgages and mortgage-related receivables(4)	4,495,796	4,497,130	35.4%	5.6%
Commercial mortgages and mezzanine loans	1,878,543	1,864,850	14.8%	8.9%

Total investment in mortgages and loans	6,374,339	6,361,980	50.2%	6.6%
Investment in consolidated and unconsolidated real estate interests	163,866	163,866	1.3%	N/A

Total Portfolio/Weighted Average	$12,694,373	$12,654,067	100.0%	7.0%

(1)	Amortized cost reflects the cost incurred by us to acquire or originate the asset, net of origination discount.
(2)	The fair value of our investments represents our management’s estimate of the price that a willing buyer would pay a willing seller for such assets. Our management bases this estimate on the underlying interest rates and credit spreads for fixed-rate securities and, to the extent available, quoted market prices. The amortized cost of our consolidated and unconsolidated real estate interests approximates fair value.
(3)	Weighted average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to amortized cost or estimated fair value.
(4)	Our investments in residential mortgages and mortgage-related receivables at December 31, 2006 consisted of investments in adjustable rate residential mortgages. These mortgages bear interest rates that are fixed for three, five, seven and ten year periods, respectively, and reset annually thereafter and are referred to as 3/1, 5/1, 7/1 and 10/1 ARMs, respectively. We financed our investment in these assets through short-term repurchase agreements and long-term securitizations.

A summary of each asset class is as follows:

Commercial real estate loans, including mortgage loans and mezzanine loans.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans and other loans as of March 31, 2007 (dollars in thousands):

	Carrying Amount	Estimated Fair Value	Range of Loan Yields	Weighted Average Coupon	Range of Maturities	Number of Loans	% of Total Loan Portfolio
Commercial mortgages	$1,179,677	$1,175,672	6.9% –13.0%	8.2%	April 2007 – Nov. 2015	80	62.8%
Mezzanine loans	528,936	522,313	5.2% –16.0%	10.7%	April 2007 –August 2021	163	28.2%
Other loans	169,930	166,865	6.9% –7.9%	7.5%	May 2010 –October 2016	9	9.0%

Total	$1,878,543	$1,864,850		8.9%		252	100.0%

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans and other loans as of March 31, 2007:

TruPS and subordinated debentures. We originate TruPS and subordinated debentures and finance those investments through CDOs. As of March 31, 2007, we had invested in $4.8 billion of TruPS and subordinated debentures through CDOs that we consolidate. These TruPS and subordinated debentures had a weighted average interest rate of 7.9% as of March 31, 2007. The issuers from whom we purchased our TruPS and subordinated debentures had a weighted average S&P credit rating of BB-, a weighted average ratio of debt to total capitalization of 77.0% and a weighted average interest coverage ratio of 2.1 times. As of March 31, 2007, approximately 81% of our issuers of TruPS and subordinated debentures were publicly traded companies.

“Weighted Average S&P Credit Rating” refers to the average, unpublished corporate credit ratings assigned at our request by Standard & Poor’s for the TruPS issuers based upon due diligence information compiled by us and provided to Standard & Poor’s. “Interest Coverage Ratio” represents a financial measure that we use in underwriting issuers of TruPS. We generally calculate this ratio as earnings before interest expense, taxes and depreciation and amortization (EBITDA) divided by interest expense.

The chart below describes the industry sector breakdown of our investments in TruPS and subordinated debentures by issuer industry as of March 31, 2007:

Residential mortgage loans. We acquire residential mortgage loans with the intention of holding them for investment, rather than for sale. These mortgage loans have an average FICO score of 738, an average principal balance of approximately $482,000 and an average loan-to-value ratio of approximately 73.8%. A FICO score is a credit score developed by Fair Isaac & Co., or Fair Isaac, for rating the credit risk of borrowers. FICO scores range from 300-850 and a higher score indicates a lower credit risk. Fair Isaac’s website states that the median FICO score in the United States is 723.

Set forth below is certain information with respect to the residential mortgage loans owned as of March 31, 2007 (dollar amounts in thousands).

	Carrying Amount	Average Interest Rate	Average Next Adjustment Date	Average Contractual Maturity	Average FICO Score	Number of Loans	%
3/1 ARM	$134,144	5.6%	08/15/08	August 2035	733	345	3.0%
5/1 ARM	3,705,229	5.6%	07/29/10	September 2035	738	7,604	82.4%
7/1 ARM	589,391	5.7%	09/06/11	July 2035	737	1,295	13.1%
10/1 ARM	67,032	5.7%	06/27/15	June 2035	749	75	1.5%

Total	$4,495,796	5.6%			738	9,319	100.0%

The chart below describes the geographic breakdown of the residential mortgage loans we own as of March 31, 2007:

Mortgage-backed securities, including RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities.

The table and the chart below describe certain characteristics of our mortgage-backed securities and other real estate-related debt securities as of March 31, 2007 (dollars in thousands):

Investment Description	Amortized Cost	Weighted Average Coupon	Weighted Average Years to Maturity	Estimated Fair Value
RMBS	$508,070	5.7%	27.3	$503,307
CMBS and receivables	214,201	5.6%	35.5	208,898
Unsecured REIT notes	393,766	5.6%	10.1	390,584
Other securities	185,313	7.1%	31.5	183,842

Total	$1,301,350	5.9%	24.0	$1,286,631

Real estate investments and preferred equity interests. As of March 31, 2007, we had approximately $163.9 million of investments in real estate interests, excluding $13.3 million of an investment made in one property designated as held for sale as of March 31, 2007.

Adjusted Earnings

We define adjusted earnings as net income available to common shares, determined in accordance with GAAP, adjusted for the following items: real estate depreciation, amortization of intangible assets, stock-based compensation, allowance for loan losses, unrealized gains (losses) on hedges, deferred fee revenue and the deferred tax provision. Adjusted Earnings is a non-GAAP financial measurement, and does not purport to be an alternative to reported net income, determined in accordance with GAAP, as a measure of operating performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of liquidity.

Management views adjusted earnings as a useful and appropriate supplement to net income and earnings per share. The measure serves as an additional measure of our operating performance because it facilitates evaluation of us without the effects of certain adjustments in accordance with GAAP that may not necessarily be indicative of current operating performance. Adjusted earnings should be reviewed in connection with net income and cash flows from operating, investing and financing activities in our consolidated financial statements, to help analyze how our business is performing. Adjusted earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted earnings to other REITs.

The table below reconciles the differences between reported net income and adjusted earnings for the three-month periods ended March 31, 2007 and 2006 (dollar amounts in thousands):

	For the Three-Month Period Ended March, 31
	2007	2006
Net income available to common shares, as reported	$20,348	$18,051
Add (deduct):
Depreciation on real estate investments	768	304
Amortization of intangible assets	14,289	—
Provision for losses	3,718	—
Unrealized (gains) losses on interest rate hedges	(88)	—
Share-based compensation	2,956	—
Fee income deferred	18,009	—
Deferred tax provision	(8,113)	—

Adjusted earnings	$51,887	$18,355

REIT Taxable Income

To qualify as a REIT, we are required to annually make distributions to our shareholders in an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, to avoid certain U.S. federal excise taxes, we are required to annually make distributions to our shareholders in an amount at least equal to certain designated percentages of our net taxable income. Because we expect to make distributions based on the foregoing requirements, and not based on our earnings computed in accordance with GAAP, we expect that our distributions may at times be more or less than our reported earnings as computed in accordance with GAAP.

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

The table below reconciles the differences between reported net income and total taxable income and REIT taxable income for the three month period ended March 31, 2007 and 2006 (dollar amounts in thousands):

	For the three months ended March 31
	2007	2006
Net income available to common shares, as reported	$20,348	$18,051
Add (deduct):
Provision for losses	3,718	—
Domestic TRS book-to-total taxable income differences:
Income tax benefit	(423)	—
Fees deferred or eliminated in consolidation	18,009	—
Amortization of intangible assets	14,289	—
Stock compensation and other temporary tax differences	1,003	—
CDO investments aggregate book-to-taxable income differences(1)	(1,789)	—
Accretion of loan discounts	575	—
Other book to tax differences	(123)	(820)

Total taxable income	55,607	17,231
Less: Taxable income attributable to domestic TRS entities	(21,818)	—
Plus: Dividends paid by domestic TRS entities	16,250	—

Estimated REIT taxable income (prior to deduction for dividends paid)	$50,039	$17,231

(1)	Amounts reflect the aggregate book-to-total taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.

Results of Operations

On December 11, 2006, we acquired Taberna upon the completion of our stock-for-stock merger. As a result of this merger, the results of our operations for the three month period ended March 31, 2007 are not directly comparable to the results of operations for the three month period ended March 31, 2006.

Three-Month Period Ended March 31, 2007 Compared to the Three-Month Period Ended March 31, 2006

Revenue

Investment interest income increased approximately $181.9 million, or 876%, to approximately $202.7 million for the three month period ended March 31, 2007 from approximately $20.8 million for the three month period ended March 31, 2006. Of the increase, $166.8 million was attributable to the interest earning assets acquired from Taberna with the remaining increase associated with the increase in our commercial and mezzanine loans from March 31, 2006.

Investment interest expense increased approximately $153.7 million to approximately $159.1 million for the three month period ended March 31, 2007 from approximately $5.4 million for the three month period ended March 31, 2007. Of this increase, $143.8 million was attributable to the interest bearing liabilities assumed from Taberna with the remaining increase attributable to our increased borrowings under our lines of credit and the issuance of our CDO notes payable in November 2006, through our first CDO, RAIT CRE CDO I, Ltd.

Our provision for loan loss relates primarily to investments in residential mortgages and mortgage-related receivables acquired from Taberna on December 11, 2006. The provision for loan loss increased to approximately $3.7 million for the three month period ended March 31, 2007 as compared to zero for the the three month period ended March 31, 2006. We maintain an allowance for loss on our investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other loans. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. Our provision for losses associated with our residential mortgages acquired from Taberna on December 11, 2006 is based on statistical evidence of historical losses on homogenous pools of residential mortgages.

The change in fair value of free-standing derivatives represents the earnings on our first-dollar risk of loss associated with our warehouse facilities. Our free-standing derivatives during 2007 were acquired from Taberna on December 11, 2006. As of March 31, 2007, our first dollar risk of loss in our warehouses, identified as warehouse deposits on our consolidated balance sheet, was $56.5 million. The change in fair value of these free-standing derivative instruments was $3.2 million. Our first dollar risk of loss, or warehouse deposit, requirement associated with our warehouse facilities range from 5% to 10%.

Rental income decreased approximately $1.2 million, or 32%, to approximately $2.4 million for the three month period ended March 31, 2007 from approximately $3.6 million for the three month period ended March 31, 2006. This decrease was attributable to the timing of the 2005 annual reconciliation of amounts due from a major tenant during the three months ended March 31, 2006 and decreased occupied square feet during the three months ended March 31, 2007 relating to this major tenant.

Fee income and other increased approximately $2.2 million, or 39%, to approximately $7.9 million for the three month period ended March 31, 2007 from approximately $5.7 million for the three month period ended March 31, 2006. This increase was primarily due to the structuring fee of $5.6 million that we received in connection with the completion of Taberna Euro CDO I, Ltd. in January 2007 partially offset by decreased fees on commercial and mezzanine loans. Historically, we received fees from our borrowers simultaneously or subsequently obtaining third party-financing for their projects. In first quarter 2007, the majority of our borrowers did not seek third-party financings and rather financed their projects with us.

Expenses

Compensation expense. Compensation expense increased approximately $6.5 million, or 346%, to approximately $8.4 million for the three month period ended March 31, 2007 from approximately $1.9 million for the three month period ended March 31, 2006. This increase is due to the following: (i) $2.7 million of compensation-related expenses associated with the Taberna employees, (ii) $1.8 million of amortization expense associated with restricted shares assumed from Taberna that did not fully vest on December 11, 2006, (iii) $1.2 million of amortization expense associated with our January 2007 phantom unit grant and (iv) $0.8 million of increased compensation costs for our historical employees and new employees hired since March 31, 2006.

General and administrative expenses. General and administrative expenses increased approximately $5.1 million, or 436%, to approximately $6.3 million for the three month period ended March 31, 2007 from approximately $1.2 million for the three month period ended March 31, 2006. This increase is primarily due to the following: (i) $2.5 million of general and administrative expenses related to the operations acquired from Taberna, (ii) a $1.0 million fee paid to Eton Park Capital Management for providing a standby commitment to purchase equity in the Taberna Euro CDO I, Ltd. transaction that we closed in January 2007, (iii) $0.6 million of increased legal, accounting, and other professional fees, (iv) $0.2 million of servicing and trustee fees associated with RAIT CRE CDO I, and (v) increased other general and administrative costs, including travel and entertainment.

Real estate operating expenses; Depreciation. Real estate operating expenses increased approximately $0.6 million, or 32%, to approximately $2.6 million for the three month period ended March 31, 2007 from approximately $2.0 million for the three month period ended March 31, 2006. This increase is due primarily to interest paid on $30.0 million of financing obtained during 2006 relating to one real estate investment and $0.3 million of additional real estate operating expenses from a property consolidated in February 2007.

Depreciation expense increased approximately $0.5 million, or 153%, to approximately $0.8 million for the three month period ended March 31, 2007 from approximately $0.3 million for the three month period ended March 31, 2006.

Intangible amortization. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006. The total intangibles acquired were approximately $124.2 million and have useful lives ranging from 1 to 10 years. Amortization for the period from January 1, 2007 through March 31, 2007 was approximately $14.3 million.

Other Income (Expenses)

Interest and other income. Interest and other income increased approximately $6.7 million to approximately $7.0 million for the three month period ended March 31, 2007 from approximately $0.3 million for the three month period ended March 31, 2006. This increase is due primarily to $3.8 million of interest and other income associated with restricted cash balances acquired from Taberna and higher average cash balances invested with financial institutions with higher yielding interest bearing accounts during the three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006.

Unrealized gain on interest rate hedges. Unrealized gains on interest rate hedges was approximately $0.1 million for the three month period ended March 31, 2007 and entirely related to interest rate hedges assumed from Taberna on December 11, 2006. At acquisition, we designated the interest rate swaps assumed from Taberna that were associated with CDO notes payable and repurchase agreements as hedges pursuant to SFAS No. 133. At designation, these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At March 31, 2007, we updated our regression analysis and concluded that these hedging arrangements were still highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements. As a result, we recorded a gain of approximately $0.1 million associated with the ineffective portions of these hedging arrangements. Management cannot ensure that these off-market interest rate swaps will be highly effective in the future and further ineffectiveness, either unrealized gains or unrealized losses, may be recorded in earnings.

Equity in loss of equity method investments. Equity in loss of equity method investments was a loss of approximately $4,000 for the three month period ended March 31, 2007.

Minority interest. Minority interest represents the earnings of consolidated entities allocated to third parties. Minority interest increased approximately $5.8 million to approximately $5.8 million for the three month period ended March 31, 2007. This increase is primarily attributable to the minority interests assumed from Taberna. Our ownership of consolidated CDOs ranged from 52.8% to 100.0% of the preferred shares issued by each CDO.

Provision for income taxes. We maintain several domestic TRS entities that are subject to U.S. federal and state and local income taxes. For the three month period ended March 31, 2007, the provision for income taxes was a benefit of $0.4 million.

Income from discontinued operations

Income from discontinued operations represents the revenue, expenses, and gains from the sale of properties either held for sale or sold during the three month period ended March 31, 2007 and 2006. Income from discontinued operations decreased $0.7 million, or 83%, to approximately $0.2 million for the three-month period ended March 31, 2007 from approximately $0.9 million for the three-month period ended March 31, 2006. The decrease is due to the number of properties that were either designated as held for sale or sold subsequent to March 31, 2006.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs. We believe our available cash balances, funds available under our warehouse facilities and other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months. We may use short-term repurchase agreements, lines of credit, term debt and other forms of financing to finance our operations. Should our liquidity needs exceed our available sources of liquidity, we believe that our CDO and investment securities could be sold directly or as part of CDO transactions or other securitizations to raise additional cash. We expect to continue to expand our business and may have to arrange for additional sources of capital through the issuance of debt or equity or additional bank borrowings to fund that growth. We may not be able to obtain any additional financing when we desire to do so, or may not be able to obtain desired financing on terms and conditions acceptable to us. If we fail to obtain additional financing, the pace of our growth could be reduced.

Our primary cash requirements are as follows:

•	to distribute a minimum of 90% of our net taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT;

•	to provide cash collateral for our warehouse agreements;

•	to make investments in CDOs or other securities;

•	to repay our indebtedness under our repurchase agreements;

•	to pay costs associated with future borrowings, including interest, incurred to finance our investment strategies;

•	to pay employee salaries and incentive compensation; and

•	to pay U.S. federal, state, and local taxes of our TRSs.

We intend to meet these short-term liquidity requirements through the following:

•	the use of our cash and cash equivalent balances of $169.7 million as of March 31, 2007;

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

•	proceeds from future borrowings or offerings of our common and preferred shares and debt securities.

Cash Flows

As of March 31, 2007 and March 31, 2006, we maintained cash and cash equivalents of approximately $169.7 million and $13.0 million, respectively. Our cash and cash equivalents were generated from the following activities (dollar amounts in thousands):

	For the Three-Month Period Ended March 31
	2007	2006
Cash flows from operating activities	$56,048	$21,091
Cash flows from investing activities	(1,345,663)	(139,389)
Cash flows from financing activities	1,359,929	59,926

Net change in cash and cash equivalents	70,314	(58,372)
Cash and cash equivalents at beginning of period	99,367	71,420

Cash and cash equivalents at end of period	$169,681	$13,048

Our principal source of cash flows is from our financing activities, specifically the issuance of CDO notes to finance our investments in securities and loans and our January 2007 issuance of 11,500,000 of our common shares. Our increased cash flow from operating activities is primarily the result of our increased investment portfolio when compared to our 2006 investment portfolio.

The increased cash outflow from our investing activities in 2007 as compared to 2006 is primarily attributable to our investments in securities.

Capitalization

Debt Financing.

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness and debt financing sources as of March 31, 2007 (dollar amounts in thousands):

Description	Principal	Unamortized Premium (Discount)	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Contractual Maturity
Repurchase agreements and other indebtedness	$1,983,123	$—	$1,983,123	5.4% to 7.7%	5.9%	Apr. 2007 to 2037 (1)
Mortgage-backed securities issued(2)	3,610,231	(41,342)	3,568,889	4.6% to 5.5%(3)	5.0%	2035
Trust preferred obligations	592,013	—	592,013	6.8% to 9.1%	7.3%	2036
CDO notes payable(2)	5,493,107	(119,660)	5,373,447	4.7% to 10.4%	6.2%	2035 to 2046

Total indebtedness	$11,678,474	$(161,002)	$11,517,472

(1)	We intend to re-negotiate and extend our repurchase agreements as they mature.
(2)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(3)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.

(a)	Repurchase agreements and other indebtedness:

On February 15, 2007, we entered into a repurchase agreement with an investment bank to provide up to $750.0 million of financing to accumulate commercial loan investments in commercial mortgages and mezzanine loans on a short-term basis pending a CDO issuance. The agreement terminates on February 14, 2008 and bears interest at various rates over LIBOR ranging from 0.30% to 1.35%, depending on the types and ratings of assets financed. As of March 31, 2007, this repurchase agreement had $307.7 million outstanding collateralized by commercial mortgage and mezzanine loans with a principal amount of $354.4 million.

On February 12, 2007, we formed Taberna Funding Capital Trust I which issued $25.0 million of trust preferred securities to investors and $100,000 of common securities to us. The combined proceeds were used by Taberna Funding Capital Trust I to purchase $25.1 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Taberna Capital Trust I and mature on April 30, 2037, but are callable on or after April 30, 2012. Interest on the junior subordinated notes is payable quarterly at a fixed rate of 7.69% through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.50%.

On April 16, 2007, we terminated our $335.0 million secured line of credit led by KeyBanc Capital Markets, as syndication agent. As of March 31, 2007, we had $20.0 million outstanding under this facility as of March 31, 2007 and all amounts were repaid prior to April 16, 2007.

(b)	CDO Notes Payable:

On March 29, 2007, we closed Taberna Preferred Funding VIII, Ltd., a $772.0 million CDO transaction that provides financing for investments consisting of TruPS issued by REITs and real estate operating companies, senior and subordinated notes issued by real estate entities, commercial mortgage-backed securities, other real estate interests, senior loans and CDOs issued by special purpose issuers that own a portfolio of commercial real estate loans. The investments that are owned by Taberna Preferred Funding VIII are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. Taberna Preferred Funding VIII issued a total of $471.0 million of notes at par to investors. In addition, we retained $111.0 million of the senior notes, $50.0 million of the junior notes and $60.0 million of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 4.90%. All of the notes mature in 2037, although Taberna Preferred Funding VIII may call the notes at par at any time after May 2017. The senior notes retained by us bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 0.53% and the junior notes retained by us bear interest at rates ranging from LIBOR plus 2.85% to LIBOR plus 4.90%. We financed our investment in the senior notes through $103.7 million of borrowings under our existing repurchase agreements bearing interest at rates ranging from LIBOR plus 0.05% to LIBOR plus 0.10%.

(c)	Convertible Senior Notes:

On April 18, 2007, we issued and sold in a private offering to qualified institutional buyers, $425.0 million aggregate principal amount of 6.875% convertible senior notes due 2027. After deducting the initial purchaser’s discount and the estimated offering expenses, we received approximately $414.3 million of net proceeds. Interest on the notes is paid semi-annually and the notes mature on April 15, 2027. In April 2007, our board of trustees authorized the repurchase of approximately $106.3 million of our common shares. We used a portion of the net proceeds from the offering to repurchase 2,717,600 of our common shares at a price of $27.34 per share (the closing price on April 12, 2007 the date we entered into the purchase agreement relating to the offering) for an aggregate purchase price, including commission costs, of $74.4 million.

Prior to April 20, 2012, the notes will not be redeemable at RAIT’s option, except to preserve RAIT’s status as a REIT. On or after April 20, 2012, RAIT may redeem all or a portion of the notes at a redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any. Note holders may require RAIT to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any, on the notes on April 15, 2012, April 15, 2017, and April 15, 2022, or upon the occurrence of certain change in control transactions prior to April 20, 2012.

Prior to April 15, 2026, upon the occurrence of specified events, the notes will be convertible at the option of the holder at an initial conversion rate of 28.6874 shares per $1,000 principal amount of notes. The initial conversion price of $34.86 represents a 27.5 percent premium to the per share closing price of $27.34 on the date the offering was priced. Upon conversion of notes by a holder, the holder will receive cash up to the principal amount of such notes and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, at the option of RAIT in cash or RAIT’s common shares. The initial conversion rate is subject to adjustment in certain circumstances.

Equity.

On January 23, 2007, our board of trustees awarded 408,517 phantom units, valued at $15.0 million using our closing stock price of $36.71, to various employees and trustees. The awards generally vest over four year periods.

On January 23, 2007, our board of trustees declared a first quarter 2007 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares and $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares. The dividends were paid on April 2, 2007 to holders of record on March 1, 2007 and totaled $2.5 million.

On January 24, 2007, 6,010 of our phantom unit awards were redeemed for our common shares. These phantom units were fully vested at the time of redemption.

On January 24, 2007, we issued 11,500,000 common shares in a public offering at an offering price of $34.00 per share. After deducting offering costs, including the underwriter’s discount, and expenses of approximately $24.1 million, we received approximately $366.9 million of net proceeds.

On March 15, 2007, our board of trustees declared a quarterly distribution of $0.80 per common share totaling $50.9 million that was paid on April 13, 2007 to shareholders of record as of March 29, 2007.

On April 18, 2007, in connection with our convertible senior notes offering referred to above, we used a portion of the net proceeds to repurchase 2,717,600 of our common shares at a price of $27.34 per share (the closing price on April 12, 2007) for an aggregate purchase price of $74.4 million.

Off-Balance Sheet Arrangements and Commitments

We maintain arrangements with various investment banks regarding CDO securitizations and warehouse facilities. Prior to the completion of a CDO securitization, investments are acquired by the warehouse providers in accordance with the warehouse facilities. Pursuant to the terms of the warehouse agreements, we receive the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse facilities from the dates on which the respective securities are acquired. Under the warehouse agreements, we are required to deposit cash collateral with the warehouse provider and as a result, we bear the first dollar risk of loss, and in some cases share the first dollar risk of loss, up to our warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, if the warehouse facility is required to liquidate the securities at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to us. The terms of the warehouse facilities are generally at least nine months. As of March 31, 2007, we had approximately $56.5 million of cash collateral held by warehouse providers pursuant to warehouse facilities. These arrangements are deemed to be derivative financial instruments and are recorded by us at fair value each accounting period with the change in fair value recorded in earnings. These arrangements represent our only off-balance sheet arrangements.

A summary of these arrangements is as follows (dollars in thousands):

Warehouse Facility	Warehouse Availability	Funding as of March 31, 2007	Remaining Availability	Maturity
Merrill Lynch International	$700,053	$400,419	$299,634	June 2007 to February 2008
Bear, Stearns & Co. Inc.	700,000	395,188	304,812	September 2007 to March 2008

Total	$1,400,053	$795,607	$604,446

The financing costs of these warehouse facilities are based on one-month LIBOR plus 50 basis points.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2006 contains a discussion of our critical accounting policies. There have been no material changes in our critical accounting policies since December 31, 2006. See also Note 2 in our unaudited consolidated financial statements for the three-month period ended March 31, 2007, as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, commodity prices and equity prices. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between our yield on invested assets and cost of funds and, in turn, our ability to make distributions or payments to our shareholders. While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to us which adversely affect our operating results and liquidity.

There have been no material changes in Quantitative and Qualitative disclosures in 2007 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2006. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors supplement the risk factors previously disclosed by us in our Form 10-K for the fiscal year ended December 31, 2006.

The realizable value of some of our investments, and our ability to finance those investments at acceptable rates, or at all, may be affected by factors in the residential mortgage market that are beyond our control.

We invest in various securities that have direct or indirect exposure to the U.S. residential mortgage market, including the “subprime” sectors of that market. Through our CDOs that invest in TruPS, we hold a direct investment in one issuer whose business is primarily origination of subprime mortgages. We also hold interests in a private partnership that has invested in CDO equity and debt securities which are partly backed by collateral issued by subprime mortgage originators. We also hold investments, or may in the future make investments, in companies whose businesses have or will have exposure, directly or indirectly, to the subprime or other components of the U.S. residential mortgage market. Moreover, we also hold investment grade and non-investment grade mortgage-backed securities representing interests in pools of residential mortgage loans, some of which may be characterized as subprime loans. While we believe that we have properly recorded the carrying value of all of our investments, third parties may value these investments differently than us, which may affect our cost of financing these investments.

To the extent that the credit quality of any of these investments is adversely affected by exposure to the subprime or other aspects of the U.S. residential real estate market, and we or (if we rely upon or are affected by a third party valuation) a third party determine to mark down the estimated value of that investment, we may be required to repay some portion or all of any related financing as a result of requirements to maintain specified levels of asset value, provisions relating to the amount of permissible borrowings to asset value or otherwise. Also, we finance some of our investments in mortgage-backed securities and residential mortgages through repurchase agreement facilities which contain “mark-to market” provisions. If a repurchase agreement counterparty marks down the value of our investment, we may be required to provide additional collateral to the counterparty. Failure to do so could result in the sale of the assets subject to the repurchase agreement by the counterparty and the loss of some or all of our investment.

If companies in which we invest are themselves directly or indirectly invested in U.S. residential mortgage loans and are thereby exposed to changes in the value of residential mortgage loans, the value of our investment in those companies may be temporarily or permanently impaired by movements in the market for residential mortgage loans or securities backed by such loans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are identified in the exhibit index immediately following the signature page of this Report. Such Exhibit Index is incorporated herein by reference.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAIT FINANCIAL TRUST
(Registrant)

Date: May 4, 2007	By:	/s/ Daniel G. Cohen
Daniel G. Cohen, Chief Executive Officer and Trustee
(Principal Executive Officer)

Date: May 4, 2007	By:	/s/ Jack E. Salmon
Jack E. Salmon, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 4, 2007	By:	/s/ Ellen J. DiStefano
Ellen J. DiStefano, Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (6)

3.1.6	Certificate of Correction to the Series A Articles Supplementary. (6)

3.1.7	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

3.2	By-laws. (1)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (5)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

4.4	Indenture dated as of April 18, 2007 among RAIT Financial Trust, as issuer, or RAIT, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (9)

4.5	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (9)

10.1	RAIT 2005 Equity Compensation Plan, or ECP, Form of Unit Award to Cover Grants to Employees adopted January 24, 2007. (10)

10.2	ECP Form of Unit Award to Cover Grants to Section 16 Officers adopted January 24, 2007. (10)

10.3	Purchase Agreement dated April 12, 2007 Between RAIT and Bear, Stearns & Co. Inc. (9)

10.4	Notation of Guarantee by RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors. (9)

15.1	Awareness Letter from Independent Accountants.

31.1	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).

(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).

(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).

(4)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

(5)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).

(6)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).

(7)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).

(8)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).

(9)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).

(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 27, 2007 (File No. 1-14760).