Form 10-Q
period 2007-06-30
RAIT Financial Trust
filed 2007-08-08
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

(215) 243-9000

Registrant’s telephone number, including area code

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

A total of 60,987,802 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding as of August 6, 2007.

RAIT FINANCIAL TRUST

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	June 30, 2007	December 31, 2006
Assets
Investments in securities
Available-for-sale securities	$4,620,408	$3,978,999
Security-related receivables	1,449,588	1,159,312

Total investments in securities	6,069,996	5,138,311
Investments in mortgages and loans, at amortized cost
Residential mortgages and mortgage-related receivables	4,326,058	4,676,950
Commercial mortgages, mezzanine loans and other loans	2,166,124	1,250,945
Allowance for losses	(9,518)	(5,345)

Total investments in mortgages and loans	6,482,664	5,922,550
Investments in real estate interests	190,576	139,132
Real estate interests held for sale	12,717	—
Cash and cash equivalents	305,568	99,367
Restricted cash	455,881	292,869
Accrued interest receivable	127,662	111,238
Warehouse deposits	34,802	44,618
Other assets	177,745	42,274
Deferred financing costs, net of accumulated amortization of $1,253 and $1,709, respectively	54,021	16,729
Intangible assets, net of accumulated amortization of $31,753 and $3,175, respectively	92,468	121,046
Goodwill	129,611	132,372

Total assets	$14,133,711	$12,060,506

Liabilities and shareholders’ equity
Indebtedness
Repurchase agreements and other indebtedness	$998,809	$1,255,518
Mortgage-backed securities issued	4,057,840	3,697,291
Trust preferred obligations	443,991	643,639
CDO notes payable	6,274,519	4,855,743
Convertible senior notes	425,000	—

Total indebtedness	12,200,159	10,452,191
Accrued interest payable	72,345	67,393
Accounts payable and accrued expenses	17,915	22,930
Liabilities related to real estate interests held for sale	256	—
Deferred taxes, borrowers’ escrows and other liabilities	193,613	158,197
Distributions payable	51,239	39,118

Total liabilities	12,535,527	10,739,829
Minority interest	116,025	124,273
Shareholders’ equity
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized; 7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares subscribed	16	—
Common shares, $0.01 par value per share, 200,000,000 shares authorized, 60,969,832 and 52,151,412 issued and outstanding, including 327,978 and 430,516 unvested restricted share awards, respectively	605	517
Additional paid in capital	1,556,641	1,218,667
Accumulated other comprehensive income (loss)	(991)	(3,085)
Retained earnings (deficit)	(74,163)	(19,746)

Total shareholders’ equity	1,482,159	1,196,404

Total liabilities and shareholders’ equity	$14,133,711	$12,060,506

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Income

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2007	2006	2007	2006
Revenue:
Investment interest income	$232,199	$23,579	$434,878	$44,343
Investment interest expense	(180,770)	(6,524)	(339,901)	(11,899)
Provision for losses	(845)	—	(4,563)	—
Change in fair value of free-standing derivatives	1,846	—	5,042	—

Net investment income	52,430	17,055	95,456	32,444
Rental income	2,612	3,155	5,024	6,708
Fee and other income	1,683	2,226	9,564	7,887

Total revenue	56,725	22,436	110,044	47,039
Expenses:
Compensation expense	5,796	1,793	14,172	3,671
Real estate operating expenses	2,690	2,113	5,278	4,079
General and administrative	5,786	892	12,069	2,064
Depreciation	1,103	306	1,871	610
Amortization of intangible assets	14,289	—	28,578	—

Total expenses	29,664	5,104	61,968	10,424

Income before interest and other income (expense), minority interest, income taxes, and income from discontinued operations	27,061	17,332	48,076	36,615
Interest and other income	6,591	303	13,544	652
Loss on sale of assets	(2,760)	—	(2,760)	—
Unrealized gain on interest rate hedges	429	—	517	—
Equity in loss of equity method investments	(4)	—	(8)	—
Minority interest	(6,111)	(6)	(11,875)	(10)

Income before taxes and discontinued operations	25,206	17,629	47,494	37,257
Income tax benefit	4,657	—	5,080	—

Income from continuing operations	29,863	17,629	52,574	37,257
Income from discontinued operations	52	3,200	208	4,142

Net income	29,915	20,829	52,782	41,399
Income allocated to preferred shares	(2,527)	(2,519)	(5,046)	(5,038)

Net income available to common shares	$27,388	$18,310	$47,736	$36,361

Earnings per share—Basic:
Continuing operations	$0.45	$0.55	$0.79	$1.15
Discontinued operations	—	0.11	—	0.15

Total earnings per share—Basic	$0.45	$0.66	$0.79	$1.30

Weighted-average shares outstanding—Basic	60,937,911	27,909,145	60,539,584	27,904,735

Earnings per share—Diluted:
Continuing operations	$0.45	$0.54	$0.79	$1.15
Discontinued operations	—	0.11	—	0.15

Total earnings per share—Diluted	$0.45	$0.65	$0.79	$1.30

Weighted-average shares outstanding—Diluted	61,185,851	28,049,856	60,801,424	28,040,695

Distributions declared per common share	$0.84	$0.62	$1.64	$1.23

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Other Comprehensive Income

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2007	2006	2007	2006
Net income	$29,915	$20,829	$52,782	$41,399
Other comprehensive income
Change in the fair value of cash-flow hedges	119,079	—	107,220	—
Reclassification adjustments associated with unrealized gains from cash flow hedges included in net income	(429)	—	(517)	—
Realized (gain) loss on cash-flow hedges reclassified to earnings	(1,875)	—	(3,082)	—
Realized (gains) losses on available-for-sale securities	2,760	—	2,760	—
Change in fair value of available-for-sale securities	(101,654)	—	(100,544)	—

Total other comprehensive loss before minority interest allocation	17,881	—	5,837	—
Allocation to minority interest	5,222	—	(3,743)	—

Total other comprehensive income	23,103	—	2,094	—

Comprehensive income	$53,018	$20,829	$54,876	$41,399

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six-Month Periods Ended June 30,
	2007	2006
Operating activities:
Net income	$52,782	$41,399
Adjustments to reconcile net income to cash flow from operating activities:
Minority interest	11,875	10
Provision for losses	4,563	—
Amortization of deferred compensation	5,737	76
Equity in loss of equity method investments	8	—
Depreciation and amortization	30,551	908
Amortization of deferred financing costs	16,384	797
Accretion of discounts	(4,245)	(13)
(Gain) loss on sale of assets	2,760	(2,789)
Unrealized gain on interest rate hedges	(517)	—
Foreign currency adjustment	(1,479)	—
Changes in assets and liabilities:
Accrued interest receivable	(16,424)	(2,321)
Other assets	5,087	(907)
Accrued interest payable	4,952	78
Accounts payable and accrued expenses	(5,415)	2,722
Deferred taxes, borrowers’ escrows and other liabilities	(4,703)	(2,474)

Cash flow from operating activities	101,916	37,486
Investing activities:
Purchase and origination of investments in securities	(1,633,530)	—
Proceeds from sale of other securities	606,363	—
Purchase and origination of investments in loans	(1,076,231)	(416,982)
Principal repayments on loans	515,807	255,707
Investment in real estate interests	(64,169)	(4,515)
Proceeds from dispositions of real estate interests	—	45,516
Decrease in restricted cash	(124,152)	—
Decrease in warehouse deposits	9,816	—

Cash flow from investing activities	(1,766,096)	(120,274)
Financing activities:
Repayments on repurchase agreements and other indebtedness	(1,377,367)	(11,994)
Proceeds from repurchase agreements and other indebtedness	1,120,658	57,264
Repayments on residential mortgage-backed securities	(263,064)	—
Proceeds from issuance of residential mortgage-backed securities	616,542	—
Repayments on TruPS obligations	(199,648)	—
Proceeds from issuance of CDO notes payable	1,414,020	—
Proceeds from issuance of convertible senior notes	425,000	—
Acquisition of minority interest in CDOs	(11,529)	—
Distributions to minority interest holders in CDOs	(12,337)	—
Payments for deferred costs	(41,849)	—
Proceeds from cash flow hedges	1,930	—
Common share issuance, net of costs incurred	367,284	3,285
Repurchase of common shares	(74,381)	—
Distributions paid to preferred shares	(5,046)	(5,038)
Distributions paid to common shares	(89,832)	(16,920)

Cash flow from financing activities	1,870,381	26,597

Net change in cash and cash equivalents	206,201	(56,191)
Cash and cash equivalents at the beginning of the period	99,367	71,420

Cash and cash equivalents at the end of the period	$305,568	$15,229

Supplemental cash flow information:
Cash paid for interest	$299,418	$15,519
Cash paid for taxes	12,421	—
Non-cash decrease in goodwill	2,761	—
Series C preferred shares, net of costs, subscribed as of June 30, 2007	38,340	—
Distributions payable	51,239	17,429

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2007

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-K and Current Report on Form 8-K filed on June 25, 2007, which updates Items 6, 7, 8 and 9A of our 2006 Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

We account for our investments in subordinated debentures owned by trust VIEs that we consolidate as available-for-sale securities. These VIEs have no ability to sell, pledge, transfer or otherwise encumber the trust or the assets of the trust until such subordinated debenture’s maturity. We account for investments in securities where the transfer meets the criteria as a financing under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or SFAS No. 140, at amortized cost. Our investments in security-related receivables represent securities that were transferred to issuers of collateralized debt obligations, or CDOs, in which the transferors maintained some level of continuing involvement.

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

f. Revenue Recognition

1)

Net investment income—We recognize interest income from investments in debt and other securities, residential mortgages, commercial mortgages and mezzanine loans on a yield to maturity basis. Upon the acquisition of a loan at a discount, we assess the portions of the discount that constitute accretable yields and non-accretable differences. The accretable yield represents the excess of our expected cash flows from the loan over the amount we paid for the loan. That amount, the accretable yield, is accreted to interest income over the remaining life of the loan. Many of our commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Origination fees and direct loan origination costs are deferred and amortized to net investment income, using the effective interest method, over the contractual life of the underlying

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

loan security or loan, in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, or SFAS No. 91. We recognize interest income from interests in certain securitized financial assets on an estimated effective yield to maturity basis. Management estimates the current yield on the amortized cost of the investment based on estimated cash flows after considering prepayment and credit loss experience.

2)	Structuring fees—We receive structuring fees for services rendered in connection with the formation of CDO securitization entities. The structuring fee is a contractual fee paid when the related services are completed. The structuring fee is a negotiated fee with the investment bank acting as placement agent for the CDO securities and is capitalized by the securitization entity as a deferred financing cost. We may decide to invest in the debt or equity securities issued by securitization entities. We evaluate our investment in these entities under FASB Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities”, or FIN 46R, to determine whether the entity is a VIE, and, if so, whether or not we are the primary beneficiary. If we are determined to be the primary beneficiary, we will consolidate the accounts of the securitization entity and, upon consolidation, we eliminate intercompany transactions, specifically the structuring fees and deferred financing costs paid. During the three-month and six-month periods ending June 30, 2007, structuring fees totaling $5,788 and $11,413, respectively, were eliminated upon consolidation of securitization entities.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by providing (a) ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, and (c) providing financial consulting to our borrowers. We recognize revenue for these activities when the fees are fixed or determinable are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. Asset management fees are an administrative cost of a securitization entity and are paid by the administrative trustee on behalf of its investors. These asset management fees are recognized when earned and are paid quarterly. Asset management fees from consolidated CDOs are eliminated in consolidation. During the three-month and six-month periods ended June 30, 2007, we earned $7,160 and $12,810, respectively, of asset management fees, of which we eliminated $5,750 and $10,238, respectively, upon consolidation of CDOs of which we are the primary beneficiary.

g. Off-Balance Sheet Arrangements

We maintain warehouse financing arrangements with various investment banks and engage in CDO securitizations. Prior to the completion of a CDO securitization, our warehouse providers acquire investments in accordance with the terms of the warehouse facilities. We are paid the difference between the interest earned on the investments and the interest charged by the warehouse providers from the dates on which the respective investments were acquired. We bear the first dollar risk of loss, up to our warehouse deposit amount, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period and, in either case, the warehouse provider is required to liquidate the securities at a loss. These off-balance sheet arrangements are not consolidated because our risk of loss is generally limited to the cash collateral held by the warehouse providers and our warehouse facilities are not special purpose vehicles. However, since we hold an implicit variable interest in many entities funded under our warehouse facilities, we often consolidate the Trust VIEs while the trust preferred securities, or TruPS, they issue are held on the warehouse lines. The economic return earned from these warehouse facilities is considered a non-hedge derivative and is recorded at fair value in our financial statements. Changes in fair value are reflected in earnings in the respective period.

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

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, or SFAS No. 133, we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in our consolidated balance sheet as either an asset or liability. For derivatives designated as fair value hedges or for derivatives not designated as hedges, the changes in fair value of both

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income. Changes in the ineffective portions of cash flow hedges are recognized in earnings.

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

j. Goodwill and Intangible assets

On December 11, 2006, we acquired all of the outstanding common shares of Taberna. Refer to our Annual Report on Form 10-K for additional information regarding this acquisition. As part of purchase accounting, we allocated the purchase price to the net assets acquired, including identifiable intangible assets. As of December 31, 2006, we made a preliminary purchase price accounting allocation and were in the process of obtaining appraisals from third party valuation specialists. During the three-month period ended March 31, 2007, we reallocated approximately $2,761 of the original purchase price amongst Taberna’s investments in securities and goodwill. Ultimately, these reallocations caused a reduction in goodwill and an increased amortized cost basis of the investment in securities by $2,761. Management evaluates goodwill and intangible assets for impairment on an annual basis, and as events and circumstances change, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142.

k. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require or permit fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Management is currently evaluating the impact that this statement may have on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159. This statement provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. The statement establishes presentation and measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that this statement may have on our financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 3: INVESTMENTS IN SECURITIES

The following table summarizes our investments in available-for-sale securities as of June 30, 2007:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon	Weighted Average Years to Maturity
TruPS and subordinated debentures	$4,274,879	$13,578	$(143,921)	$4,144,536	7.9%	27.5
Other securities	477,999	—	(2,127)	475,872	6.6%	29.6

Total available-for-sale securities	$4,752,878	$13,578	$(146,048)	$4,620,408	7.8%	27.7

TruPS included above as available-for-sale securities include (a) investments in TruPS issued by VIEs of which we are not the primary beneficiary and which we do not consolidate and (b) transfers of investments in TruPS to us that were accounted for as a sale pursuant to SFAS No. 140. Subordinated debentures included above represent the primary assets of VIEs that we consolidate pursuant to FIN 46R. The unrealized losses on our securities are primarily the result of market interest rate factors rather than credit impairment, and we believe that the carrying values are realizable over the securities’ expected holding period. Management believes that none of these securities are other than temporarily impaired at June 30, 2007.

The following table summarizes our investments in security-related receivables, as of June 30, 2007:

Investment Description	Amortized Cost	Weighted Average Coupon	Weighted Average Years to Maturity	Estimated Fair Value
TruPS and subordinated debenture receivables	$810,299	8.0%	24.7	$804,106
Unsecured REIT note receivables	386,910	5.6%	9.9	373,898
CMBS receivables(1)	252,379	5.6%	35.4	238,376

Total	$1,449,588	7.0%	22.6	$1,416,380

(1)	Commercial mortgage-backed securities, or CMBS, receivables include securities with a fair value totaling $207,880 that are rated “BBB+” and “BBB-” by Standard & Poor’s and securities with a fair value totaling $30,496 that are rated between “AA” and “A-” by Standard & Poor’s.

Our investments in security-related receivables represent securities owned by CDO entities that we account for as financings under SFAS No. 140.

Some of our investments in securities collateralize debt issued through CDO entities. Our TruPS CDO entities are static pools and prohibit, in most cases, the sale of such securities until the mandatory auction call period, typically 10 years from the CDO entity’s inception. At and subsequent to the mandatory auction call date, remaining securities will be offered in the general market and the proceeds from sales of such securities will be used to repay outstanding indebtedness and liquidate the CDO entity. The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of June 30, 2007, CDO notes payable related to investment in securities were collateralized by $4,638,631 principal amount of TruPS and subordinated debentures and $646,217 principal amount of unsecured REIT note receivables and CMBS receivables. Some of these investments were eliminated upon the consolidation of various VIEs that we consolidate and the corresponding subordinated debentures of the VIEs are included as assets in our consolidated balance sheet.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 4: INVESTMENTS IN LOANS

Our investments in mortgages and loans are accounted for at amortized cost.

(a) Investments in residential mortgages and mortgage- related receivables:

The following tables summarize our investments in residential mortgages and mortgage-related receivables as of June 30, 2007:

	Unpaid Principal Balance	Unamortized (Discount)	Carrying Amount	Number of Loans and Mortgage- Related Receivables	Average Interest Rate	Average Contractual Maturity date
3/1 Adjustable rate	$127,735	$(1,505)	$126,230	325	5.6%	August 2035
5/1 Adjustable rate	3,579,785	(18,839)	3,560,946	7,334	5.6%	September 2035
7/1 Adjustable rate	576,912	(4,545)	572,367	1,261	5.7%	July 2035
10/1 Adjustable rate	67,166	(651)	66,515	74	5.7%	June 2035

Total	$4,351,598	$(25,540)	$4,326,058	8,994	5.6%

As of June 30, 2007, approximately 44% of our residential mortgage loans were in the state of California.

As of June 30, 2007, our residential mortgages and mortgage-related receivables were pledged as collateral with mortgage securitizations. These mortgage securitizations have issued mortgage-backed securities with a principal balance outstanding of $4,057,840.

(b) Investments in commercial mortgages, mezzanine loans, and other loans:

The following tables summarize our investments in commercial mortgages, mezzanine loans and other loans as of June 30, 2007:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted Average Interest Rate	Range of Maturity Dates
Commercial mortgages	$1,379,803	$—	$1,379,803	93	9.3%	July 2007 to May 2012
Mezzanine loans	580,082	(3,742)	576,340	171	11.3%	July 2007 to May 2021
Other loans	224,902	1,093	225,995	13	7.5%	Aug. 2008 to Oct. 2016

Total	2,184,787	(2,649)	2,182,138	277	9.7%

Unearned fees	(16,014)	—	(16,014)

Total	$2,168,773	$(2,649)	$2,166,124

(c) Allowance for losses:

We maintain an allowance for losses on our investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other real estate related assets. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, historical trends in adjustable rate residential mortgages (if applicable), the estimated value of underlying collateral, and current and expected future economic conditions. As of June 30, 2007, our allowance for losses was $9,518. During the three-month and six-month periods ended June 30, 2007, charge-offs decreased the allowance for losses by $0 and $338, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 5: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financings are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness as of June 30, 2007:

Description	Principal	Unamortized Premium (Discount)	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Contractual Maturity
Repurchase agreements and other indebtedness	$998,809	$—	$998,809	5.4% to 7.7%	5.8%	July 2007 to 2037 (1)
Mortgage-backed securities issued(2)	4,098,476	(40,636)	4,057,840	4.6% to 5.8% (3)	5.1%	2035
Trust preferred obligations	443,991	—	443,991	6.8% to 9.0%	7.4%	2037
CDO notes payable(2)	6,391,857	(117,338)	6,274,519	4.7% to 10.9%	6.2%	2035 to 2046
Convertible senior notes	425,000	—	425,000	6.9%	6.9%	2027

Total indebtedness	$12,358,133	$(157,974)	$12,200,159

(1)	We intend to repay or re-negotiate and extend our repurchase agreements as they mature.

(2)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.

(3)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.

Financing arrangements we entered into during the six-month period ended June 30, 2007 were as follows:

(a)	Repurchase agreements and other indebtedness:

On February 12, 2007, we formed Taberna Funding Capital Trust I which issued $25,000 of trust preferred securities to investors and $100 of common securities to us. The combined proceeds were used by Taberna Funding Capital Trust I to purchase $25,100 of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Taberna Funding Capital Trust I and mature on April 30, 2037, but are callable on or after April 30, 2012. Interest on the junior subordinated notes is payable quarterly at a fixed rate of 7.69% through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.50%.

On February 15, 2007, we entered into a repurchase agreement with an investment bank to provide up to $750,000 of financing to accumulate investments in commercial mortgages and mezzanine loans on a short-term basis pending a CDO issuance. The agreement was terminated on June 7, 2007 in connection with the closing of RAIT Preferred Funding II, Ltd.

On April 16, 2007, we terminated our $335,000 secured line of credit led by KeyBanc Capital Markets, as syndication agent. All amounts outstanding under this facility were repaid prior to April 16, 2007. We expensed $2,985 of deferred financing costs associated with the line of credit upon termination.

On July 12, 2007, we formed Taberna Funding Capital Trust II which issued $25,000 of trust preferred securities to investors and $100 of common securities to us. The combined proceeds were used by Taberna Funding Capital Trust II to purchase $25,100 of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Taberna Funding Capital Trust II and mature on July 30, 2037, but are callable on or after July 30, 2012. Interest on the junior subordinated notes is payable quarterly at a fixed rate of 8.06% through July 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.50%.

(b)	Mortgage-backed securities issued:

On June 27, 2007, we issued $619,000 of AAA rated RMBS, issued $27,000 of subordinated notes and paid approximately $1,500 of transaction costs. The securitization was completed via an owner’s trust structure and we retained 100% of the owners trust certificates and subordinated notes of the securitization with a par amount of $27,000. At the time of closing, the securitization owners trust purchased approximately $645,000 of residential mortgage loans from us. The securitization owners trust is a non-qualified special purpose entity and we consolidate the securitization owners trust.

(c)	CDO Notes Payable:

On March 29, 2007, we closed Taberna Preferred Funding VIII, Ltd., a $772,000 CDO transaction that provides financing for investments consisting of TruPS issued by REITs and real estate operating companies, senior and subordinated notes issued by real estate entities, commercial mortgage-backed securities, other real estate interests, senior loans and CDOs issued by special purpose issuers that own a portfolio of commercial real estate loans. The investments that are owned by Taberna Preferred Funding VIII are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. Taberna Preferred

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

Funding VIII received commitments for $712,000 of CDO notes payable, all of which have been issued at par to investors as of June 30, 2007. As of June 30, 2007, we retained $91,000 of notes rated between “AAA” and “AA” by Standard & Poor’s, $50,000 of the notes rated between “BBB” and “BB” and $60,000 of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 4.90%. All of the notes mature in 2037, although Taberna Preferred Funding VIII may call the notes at par at any time after May 2017. The notes rated between AAA and AA that we have retained, bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 0.53% and the notes rated between BBB and BB that we have retained, bear interest at rates ranging from LIBOR plus 2.85% to LIBOR plus 4.90%. As of June 30, 2007, we financed our investment in the notes we retained through $83,313 of borrowings under our existing repurchase agreements bearing interest at rates ranging from LIBOR plus 0.05% to LIBOR plus 0.10%.

On June 7, 2007, we closed RAIT Preferred Funding II, Ltd., a $832,923 CDO securitization that provides financing for commercial and mezzanine loans. RAIT Preferred Funding II received commitments for $722,700 of CDO notes payable, of which $522,700 were issued at par to investors as of June 30, 2007. As of June 30, 2007, we retained $20,025 of the notes rated between “AA” and “A-” by Standard & Poor’s, $65,925 of the notes rated between “BBB+” and “BB” by Standard & Poor’s and $110,223 of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.29% to LIBOR plus 4.00%. All of the notes mature in 2045, although RAIT Preferred Funding II may call the notes at par at any time after June 2017. The notes rated between AA and A that we have retained, bear interest at rates ranging from LIBOR plus 1.15% to LIBOR plus 1.40% and the notes rated between BBB+ and BB that we have retained, bear interest at rates ranging from LIBOR plus 2.10% to LIBOR plus 4.00%. We financed our investment in the notes we retained through $47,954 of borrowings under our existing repurchase agreements bearing interest at rates ranging from LIBOR plus 0.15% to LIBOR plus 0.75%.

On June 28, 2007, we closed Taberna Preferred Funding IX, Ltd., a $757,500 CDO transaction that provides financing for investments consisting of TruPS issued by REITs and real estate operating companies, senior and subordinated notes issued by real estate entities, commercial mortgage-backed securities, other real estate interests, senior loans and CDOs issued by special purpose issuers that own a portfolio of commercial real estate loans. The investments that are owned by Taberna Preferred Funding IX are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. Taberna Preferred Funding IX received commitments for $705,000 of CDO notes payable, of which $605,000 were issued at par to investors as of June 30, 2007. We retained $139,000 of the notes rated between “AAA” and “A-” by Standard & Poor’s, $89,000 of the notes rated between “BBB” and “BB” by Standard & Poor’s and $52,500 of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 5.50%. All of the notes mature in 2038, although Taberna Preferred Funding IX may call the notes at par at any time after May 2017. The notes rated between AAA and A- that we have retained, bear interest at rates ranging from LIBOR plus 0.65% to LIBOR plus 1.90% and the notes rated between BBB and BB that we have retained, bear interest at rates ranging from LIBOR plus 3.25% to LIBOR plus 5.50%. We financed our investment in the notes we retained through $164,035 of borrowings under our existing repurchase agreements bearing interest at rates ranging from LIBOR plus 0.15% to LIBOR plus 0.85%.

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of June 30, 2007, the CDO notes payable are collateralized by $4,638,631 of principal amount of TruPS and subordinated debentures, $646,217 of principal amount of unsecured REIT note receivables and CMBS receivables and $1,889,061 in principal amount of commercial mortgages, mezzanine loans and other loans. A portion of the TruPS that collateralize CDO notes payable are eliminated upon the consolidation of various Trust VIE entities that we consolidate. The corresponding subordinated debentures of the Trust VIE entities are included as investments in securities in our consolidated balance sheet.

(d)	Convertible Senior Notes:

On April 18, 2007, we issued and sold in a private offering to qualified institutional buyers, $425,000 aggregate principal amount of 6.875% convertible senior notes due 2027, or the Notes. After deducting the initial purchaser’s discount and the estimated offering expenses, we received approximately $414,250 of net proceeds. Interest on the Notes is paid semi-annually and the Notes mature on April 15, 2027.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

Prior to April 15, 2026, upon the occurrence of specified events, the Notes will be convertible at the option of the holder at an initial conversion rate of 28.6874 shares per $1,000 principal amount of Notes. The initial conversion price of $34.86 represents a 27.5% premium to the per share closing price of $27.34 on the date the offering was priced. Upon conversion of Notes by a holder, the holder will receive cash up to the principal amount of such Notes and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, at the option of RAIT in cash or RAIT’s common shares. The initial conversion rate is subject to adjustment in certain circumstances. We include the convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on our indebtedness.

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of June 30, 2007, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The interest rate hedge agreements are summarized as of June 30, 2007:

Hedge Product	Hedged Item	Aggregate Notional	Strike	Maturity	Fair Value as of June 30, 2007	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Ineffective Hedges— Gains (Losses)
Interest rate swaps	CDO notes payable	$653,750	3.9% to 5.2%	Aug. 2010 to Nov. 2015	$26,880	$(1,390)	$1,090
Interest rate swaps	CDO notes payable	450,500	4.6% to 5.6%	Nov. 2010 to Nov. 2015	16,902	(286)	147
Interest rate and basis swaps	CDO notes payable	396,625	4.9% to 5.6%	February 2016	7,482	336	(98)
Interest rate swaps	CDO notes payable	300,000	5.1% to 5.3%	Feb. 2011 to Feb. 2016	7,711	158	(38)
Interest rate swaps	CDO notes payable	502,860	5.1% to 5.9%	Oct. 2011 to Oct. 2016	828	1,250	130
Interest rate swaps	CDO notes payable	480,000	5.4% to 5.9%	July 2016 to Aug. 2016	5,018	831	154
Interest rate cap	CDO notes payable	15,000	8.5%	August 2031	278	—	—
Interest rate swaps	CDO notes payable	365,037	5.0% to 5.8%	June 2017 to Aug. 2017	12,452	431	24
Interest rate swaps	CDO notes payable	375,000	5.3% to 6.3%	May 2017	(4,409)	—	(146)
Interest rate cap	CDO notes payable	36,000	8.5%	August 2031	612	—	—
Interest rate swaps	CDO notes payable	455,556	5.0% to 5.3%	Jan. 2010 to June 2016	4,185	2	14
Interest rate swaps	CDO notes payable	476,379	4.8% to 5.2%	Feb. 2010 to Aug. 2016	6,681	—	—
Interest rate swap (1)	RMBS issued	—	—	—	—	1,860	(813)
Interest rate swaps	Repurchase agreements	94,389	4.6% to 4.9%	Oct. 2010 to Dec. 2012	1,502	(107)	89
Interest rate swaps	Other indebtedness	182,616	4.9% to 5.0%	July 2011 to Dec. 2011	1,360	(3)	(36)
Currency option	EUR-USD exchange rate	8,767	1.2633 EUR-USD	May 2007 to May 2009	27	—	—

Total Portfolio/ Weighted Average		$4,792,479			$87,509	$3,082	$517

(1)	The interest rate swap agreement was terminated during the three-month period ended June 30, 2007. As of June 30, 2007, the accumulated other comprehensive income balance, net of accumulated amortization, associated with this interest rate swap agreement was $11,099.

Amounts reclassified to earnings associated with effective cash flow hedges are reported in investment interest expense and the fair value of these hedge agreements is included in other assets and liabilities.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

Free-Standing Derivatives

We maintain arrangements with various investment banks regarding CDO securitizations and warehouse facilities. Prior to the completion of a CDO securitization, investments are acquired by the warehouse providers in accordance with the terms of the warehouse facilities. In general, we receive the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse facilities from the dates on which the respective securities are acquired. Under the warehouse agreements, we are required to deposit cash collateral with the warehouse provider and as a result, we bear the first dollar risk of loss, and in some cases share the first dollar risk of loss, up to our warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, if the warehouse facility is required to liquidate the securities at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to us. The terms of the warehouse facilities are generally at least nine months. As of June 30, 2007, we had approximately $34,802 of cash collateral held by warehouse providers pursuant to warehouse facilities. We have also pledged up to $20,000 of our collateral management fees that we receive from certain CDO’s as additional collateral on one of our warehouse facilities. These arrangements are deemed to be derivative financial instruments and are recorded at fair value each accounting period with the change in fair value recorded in earnings.

A summary of these arrangements is as follows:

Warehouse Facility	Warehouse Availability	Funding as of June 30, 2007	Remaining Availability	Maturity
Merrill Lynch International	$929,079	$896,079	$33,000	January 2008 to March 2008
Bear, Stearns & Co. Inc.	700,000	26,875	673,125	September 2007 to March 2008

Total	$1,629,079	$922,954	$706,125

The financing costs of these warehouse facilities are based on one-month LIBOR plus 50 basis points.

On June 25, 2007, in connection with one of our warehouse facilities, we provided an option to a warehouse provider to require us to execute a credit default swap with regard to four reference securities, up to a maximum notional amount of $200,000. The reference securities are CDO Notes payable issued by four of our consolidated CDOs and are rated either “A” or “A-” by Standard and Poors. Our warehouse provider can only execute the option if the warehouse agreement is terminated and we do not purchase the collateral from the warehouse with no loss to the warehouse provider. This option expires on January 2, 2008. As of June 30, 2007, this option has no value.

NOTE 7: SHAREHOLDERS’ EQUITY

On January 23, 2007, our board of trustees awarded 408,517 phantom units, valued at $14,997 using our closing stock price of $36.71, to various employees and trustees. The awards generally vest over four year periods. On May 22, 2007, our board of trustees awarded 33,510 phantom units, valued at $965 using our closing stock price of $28.81, to various employees. The awards vest over four year periods.

On January 23, 2007, our board of trustees declared a first quarter 2007 cash distribution of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares and $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares. The dividends were paid on April 2, 2007 to holders of record on March 1, 2007 and totaled $2,519.

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

On March 15, 2007, our board of trustees declared a first quarter 2007 distribution of $0.80 per common share totaling $50,938 that was paid on April 13, 2007 to shareholders of record as of March 29, 2007.

On April 17, 2007, our board of trustees declared a second quarter 2007 cash distribution of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares and $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares. The dividends were paid on July 2, 2007 to holders of record on June 1, 2007 and totaled $2,519.

On April 18, 2007, in connection with our convertible senior notes offering referred to above, we used a portion of the net proceeds to repurchase 2,717,600 of our common shares at a price of $27.34 per share (the closing price on April 12, 2007) for an aggregate purchase price of $74,381, including costs.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

On June 14, 2007, our board of trustees declared a second quarter 2007 distribution of $0.84 per common share totaling $51,215 that was paid on July 13, 2007 to shareholders of record as of June 28, 2007.

On July 5, 2007, we issued 1,600,000 shares of our 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, or the Series C preferred shares, in a public offering at an offering price of $25.00 per share. After offering costs, including the underwriters’ discount, and expenses of approximately $1,660, we received approximately $38,340 of net proceeds. As of June 30, 2007, these proceeds were recorded as a subscription receivable and included in other assets in the accompanying consolidated balance sheet. The Series C Preferred Shares accrue cumulative cash dividends at a rate of 8.875% per year of the $25.00 liquidation preference and are paid on a quarterly basis. The Series C preferred shares have no maturity date and we are not required to redeem the Series C preferred shares at any time. We may not redeem the Series C preferred shares before July 5, 2012, except for the special optional redemption to preserve our tax qualification as a REIT. On or after July 5, 2012, we may, at our option, redeem the Series C preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

On July 24, 2007, our board of trustees declared a third quarter 2007 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.523872 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends will be paid on October 1, 2007 to holders of record on September 4, 2007.

NOTE 8: EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2007 and 2006:

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2007	2006	2007	2006
Income from continuing operations	$29,863	$17,629	$52,574	$37,257
Income allocated to preferred shares	(2,527)	(2,519)	(5,046)	(5,038)

Income from continuing operations available to common shares	27,336	15,110	47,528	32,219
Income from discontinued operations	52	3,200	208	4,142

Net income available to common shares	$27,388	$18,310	$47,736	$36,361

Weighted-average shares outstanding—Basic	60,937,911	27,909,145	60,539,584	27,904,735
Dilutive securities under the treasury stock method	247,940	140,711	261,840	135,960

Weighted-average shares outstanding—Diluted	61,185,851	28,049,856	60,801,424	28,040,695

Earnings per share—Basic:
Continuing operations	$0.45	$0.55	$0.79	$1.15
Discontinued operations	—	0.11	—	0.15

Total earnings per share—Basic	$0.45	$0.66	$0.79	$1.30

Earnings per share—Diluted:
Continuing operations	$0.45	$0.54	$0.79	$1.15
Discontinued operations	—	0.11	—	0.15

Total earnings per share—Diluted	$0.45	$0.65	$0.79	$1.30

For the three-month and six-month periods ended June 30, 2007, securities totaling 2,896,161 and 1,644,060 were excluded from the earnings per share computations because their effect would have been anti-dilutive.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2007

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

Our Chief Executive Officer and a Trustee, Daniel G. Cohen, holds controlling positions in various companies with which we conduct business. Daniel G. Cohen is the majority member of Cohen Brothers LLC d/b/a Cohen & Company, or Cohen & Company, a registered broker-dealer. Each transaction with Cohen & Company is described below:

a). Shared Services—We share office space and related resources with Cohen & Company. For services relating to structuring and managing our investments in CMBS and RMBS, we pay an annual fee ranging from 2 to 20 basis points on the amount of the investments, based on the rating of the security. For investments in whole residential mortgage loans, we pay an annual fee of 1.5 basis points on the amount of the investments. In respect of other administrative services, we pay an amount equal to the cost of providing those services plus 10% of such cost. During the three-month and six-month periods ended June 30, 2007, we incurred total shared service expenses of approximately $295 and $595, respectively, which has been included in general and administrative expense in the accompanying statement of income.

b). Office Lease—We maintain a separate five-year sub-lease agreement for shared office space and facilities which commenced April 1, 2006 and expires March 31, 2011. Rent expense during the three-month and six-month periods ended June 30, 2007 relating to this lease was $24 and $41, respectively, and has been included in general and administrative expense in the accompanying statements of income. Future minimum lease payments due over the remaining term of the lease are approximately $399.

c). Origination Fees—Cohen & Company provides origination services for our investments and placement and structuring services for certain debt and equity securities issued by our CDO securitizations. For these services, during the three-month and six-month periods ended June 30, 2007, Cohen & Company received approximately $4,596 and $6,486, respectively, in origination, structuring and placement fees.

d). Non-Competition Agreement—As part of the spin-off of Taberna from Cohen & Company in April 2005 and before our acquisition of Taberna in December 2006, Taberna and Cohen & Company entered into a three-year non-competition agreement ending in April 2008. As part of this agreement, Cohen & Company agreed not to engage in purchasing from, or acting as a placement agent for, issuers of TruPS or other preferred equity securities of real estate investment trusts and other real estate operating companies. Cohen & Company also agreed to refrain from acting as asset manager for any such securities. As part of our acquisition of Taberna, we valued this non-competition agreement as an amortizing intangible asset. As of June 30, 2007, the balance of the intangible asset, net of accumulated amortization, was $9,256.

e). CDO Notes Payable—We sold $20,000 of our Taberna Preferred Funding VIII CDO notes payable rated AAA to a third party using the broker-dealer services of Cohen & Company, for which Cohen & Company received $183 in principal transaction income. In addition, we sold $12,750 of our RAIT Preferred Funding II CDO notes payable rated AA to a third party using the broker-dealer services of Cohen & Company. Cohen & Company did not record any principal transaction income or loss in connection with this transaction.

f). Strategos Capital Management—Strategos Capital Management, or Strategos, is an affiliate of Cohen & Company. In October 2006, Taberna engaged Strategos to create and manage a $1.0 billion high-grade asset backed CDO. In second quarter 2007, we decided not to complete this securitization and terminated this agreement in July 2007.

g). Kleros Preferred Funding VIII, Ltd.—Kleros Preferred Funding VIII, Ltd., or Kleros VIII, is a securitization managed by Cohen & Company. In June 2007, we purchased approximately $26,400 in par amount of A-rated bonds issued by Kleros VIII, for a purchase price of approximately $23,997. The bonds have a weighted average interest rate of LIBOR plus 5.56% and a maturity date of June 2052.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

The Bancorp, Inc.—Betsy Z. Cohen, our Chairman, is the Chief Executive Officer and a director of The Bancorp, Inc., or Bancorp, and Chairman of the Board and Chief Executive Officer of its wholly-owned subsidiary, The Bancorp Bank, a commercial bank. Daniel G. Cohen, our Chief Executive Officer and a Trustee, is the Chairman of the Board of Bancorp and Vice-Chairman of the Board of Bancorp Bank. We maintain checking and demand deposit accounts at Bancorp. As of June 30, 2007, we had $23,480 of cash and cash equivalents and $81,058 of restricted cash on deposit at Bancorp. During the three-month and six-month periods ended June 30, 2007, we received $214 and $481, respectively, of interest income from Bancorp. During the three-month and six-month periods ended June 30, 2006, we received $245 and $556, respectively, of interest income from Bancorp. During the three-month and six-month period ended June 30, 2007, we paid fees of $19 and $39, respectively, to Bancorp for information system technical support services. During the three-month and six-month period ended June 30, 2006, we paid fees of $15 and $30, respectively, to Bancorp for information system technical support services. We sublease a portion of our downtown Philadelphia office space from Bancorp at an annual rental expense based upon the amount of square footage occupied. The sub-lease expires in August 2010 and there are two five-year renewal options. Rent paid to Bancorp was approximately $113 and $238 for the three-month and six-month periods ended June 30, 2007, respectively. Rent paid to Bancorp was approximately $84 and $168 for the three-month and six-month periods ended June 30, 2006, respectively.

Pennsview Apartments— We have a $3,369 first mortgage loan secured by Pennsview Apartments that has junior lien against it that is held by an entity controlled by Daniel Cohen. Our loan bears interest at a fixed rate of 8.0%, matures on March 29, 2008 and is paying in accordance with its terms.

Eton Park Fund, L.P. and its affiliates— In connection with our sponsorship of Taberna Euro CDO I, we paid Eton Park Fund L.P., or Eton Park, a standby equity commitment fee of $1,000. In exchange for this fee, they agreed to purchase up to €5,500 of the Class F subordinated notes issued by Taberna Euro CDO I. Eton Park owned approximately 6.4% of our common shares when the commitment fee was paid.

Mercury Real Estate Advisors LLC— In March 2007, we purchased approximately $9,000 in par amount of preference shares issued by various CDOs sponsored by Taberna from Mercury Real Estate Advisors LLC, or Mercury, for a purchase price of approximately $8,685. Mercury and its affiliates owned approximately 6.9% of our common shares when we purchased the preference shares.

Brandywine Construction & Management, Inc., or Brandywine is an affiliate of the spouse of Betsy Z. Cohen, our Chairman, and father of Daniel G. Cohen, our Chief Executive Officer and a Trustee. Brandywine provided real estate management services to three and six properties underlying our real estate interests during the six-months periods ended June 30, 2007 and 2006, respectively. Management fees of $36 and $73 were paid to Brandywine for the three-month and six-month periods ended June 30, 2007, respectively, relating to those interests. Management fees of $64 and $228 were paid to Brandywine for the three-month and six-month periods ended June 30, 2006, respectively, relating to those interests.

NOTE 10: DISCONTINUED OPERATIONS

The following table summarizes the single asset held for sale and the liabilities related to the asset held for sale as of June 30, 2007:

Investment in real estate, net of accumulated depreciation	$12,714
Prepaids and other assets	3

Total assets held for sale	12,717

Accounts payable and accrued expenses	$256

Total liabilities related to assets held for sale	$256

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes revenue and expense information for the four properties sold since January 1, 2006 and the one property held for sale as of June 30, 2007:

	For the three-month period ended June 30,		For the six-month period ended June 30,
	2007	2006	2007	2006
Rental income	$510	$2,653	$993	$7,097
Expenses:
Real estate operating expenses	407	2,138	683	5,409
Depreciation	51	104	102	335

Total expenses	458	2,242	785	5,744

Income from discontinued operations	52	411	208	1,353
Gain from discontinued operations	—	2,789	—	2,789

Total income from discontinued operations	$52	$3,200	$208	$4,142

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions in the table above will not agree with respective data in the consolidated statements of operations.

NOTE 11: SUBSEQUENT EVENTS

On August 1, 2007, a complaint seeking class certification was filed in the United States District Court for the Eastern District of Pennsylvania against RAIT Financial Trust, certain of our officers and trustees and the lead underwriters involved in our public offering of common shares in January 2007. The plaintiff seeks to represent a class of all persons who purchased or otherwise acquired RAIT securities between January 10, 2007 and July 31, 2007. This action purports to assert claims under the Securities Act of 1933 and the Securities Exchange Act of 1934. The plaintiff alleges that, during the class period, RAIT did not adequately disclose that RAIT had provided TruPS to American Home Mortgage Investment Corp, or AHM, that the payment by AHM under the TruPS was supposedly in jeopardy and that RAIT did not adequately reserve for the risk of nonpayment by AHM. The plaintiff further alleges that, as a result, certain of RAIT’s statements, including statements in the registration statement, prospectus and prospectus supplement for RAIT’s January 2007 offering, were materially false and misleading. The action seeks damages in an unspecified amount. We believe that the allegations and purported claims in the complaint lack merit and that we have meritorious defenses to them, and we intend to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuit is resolved. We are not presently able to estimate potential losses, if any, related to this lawsuit.

During 2007, market conditions for providers of real estate financing deteriorated progressively, initially due to credit concerns in the sub-prime residential mortgage market. In July 2007, conditions changed sharply as banks and securities firms substantially reduced the availability of debt capital to companies in the mortgage industry and other real estate sectors. The availability of repurchase agreements and other short-term indebtedness to borrowers in these sectors has been reduced significantly and margin calls under outstanding borrowing agreements have accelerated. These changes have significantly reduced short-term liquidity and long-term financing sources for companies in the business of originating and securitizing fixed income securities. The financial conditions described above will also impact issuers of our TruPS and subordinated debt collateralizing our securitizations. One issuer of TruPS collateralizing certain of our securitizations, American Home Mortgage Investment Corp., or AHM, missed a payment due in July 2007 under its TruPS due to reduced liquidity caused by the new market conditions. During the remainder of 2007, other issuers of TruPS and subordinated debentures collateralizing our securitizations in these sectors may experience reduced availability of short-term liquidity and long-term securitization financing. This may adversely impact their ability to make their payments under their TruPS or subordinated debentures. We have net exposure, after minority interest, of approximately $95 million to AHM. Management is reviewing AHM’s August 2007 bankruptcy filing and is not presently able to estimate the potential impairment of our investment.

Subsequent to June 30, 2007, we sold $120,000 of CDO notes payable, which we had retained in connection with our securitization transactions, and $375,006 of other securities. With the proceeds from these sales and utilizing existing cash and restricted cash resources, we repaid repurchase agreement obligations of $629,502.

On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75 million of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders RAIT Financial Trust

We have reviewed the accompanying consolidated balance sheet of RAIT Financial Trust and subsidiaries as of June 30, 2007 and the related consolidated statements of income, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2007 (except for Note 15, as to which the date is June 21, 2007)(which contains an explanatory paragraph relating to the initial adoption of Financial Accounting Board Statement No. 123R Stock-Based Compensation as discussed in Note 11 to the consolidated financial statements) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
August 7, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or similar words. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, this quarterly report on Form 10-Q and our Current Report on Form 8-K filed on January 10, 2007, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report, except as may be required by applicable law.

Overview

We are a diversified real estate finance company that provides a comprehensive set of financing options to the real estate industry. We originate and invest in real estate-related assets that are underwritten through an integrated investment process. We conduct our business through our subsidiaries, RAIT Partnership L.P. and Taberna Realty Finance Trust, or Taberna, as well as through their respective subsidiaries. RAIT and Taberna are self-managed and self-advised Maryland real estate investment trusts, or REITs. Our objective is to provide our shareholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.

Trends and Recent Developments That May Affect Our Business

During 2007, market conditions for providers of real estate financing deteriorated progressively, initially due to credit concerns in the sub-prime residential mortgage market. Banks and securities firms have substantially reduced the availability of debt capital for companies in the mortgage industry and other real estate sectors. Long-term financing is in short supply, especially for real-estate related securities. The availability of repurchase agreements and other short-term indebtedness to borrowers in these sectors has been reduced significantly and margin calls under existing borrowing arrangements have accelerated. These changes have significantly reduced short-term liquidity and long-term financing sources for companies in the business of originating and securitizing fixed income securities. The reduction in available credit has created severe liquidity concerns for residential mortgage originators, investors and companies engaged in homebuilding and related development.

We are in the business of originating fixed income loans and securities, commercial whole and mezzanine loans and TruPS and subordinated debentures, and financing those loans and securities through long-term match funded securitizations. We have used short term repurchase facilities. The financial conditions described above have impacted (and we expect will continue to impact) our ability to finance our business on a long-term, match funded basis and thus impede our ability to originate fixed income loans and securities. Our fee income is expected to be reduced as compared to historical levels due to reduced origination and securitization levels. These conditions will cause our financing costs to rise as bond investors in securitizations will seek higher yields or we may be dependent on other sources of financing with higher financing costs.

Since June 30, 2007, we have reduced our exposure to repurchase agreements by repaying approximately $629.5 million of our short-term indebtedness. We believe our available cash, funds available under our warehouse facilities and other financing arrangements, and cash flows from operations will be sufficient to fund our ongoing liquidity requirements. See “Liquidity and Capital Resources.” While spreads on newly originated assets may increase over historical levels as a result of these same market conditions, there can be no assurance that we will be able to fully realize the opportunities created thereby.

The financial conditions described above will also impact the TruPS and subordinated debt collateralizing our securitizations. One issuer of our TruPS, American Home Mortgage Investment Corp., or AHM, missed a payment due in July 2007 due to reduced liquidity caused by the recent market conditions. In August 2007, AHM filed for bankruptcy. During the remainder of 2007, other issuers of TruPS and subordinated debentures may experience similar short-term liquidity or long-term financing difficulties. This may adversely impact their ability to make their payments to us or it may cause their TruPS or subordinated debentures to be impaired. Consequently, we may experience a reduction, and potentially elimination of returns to us in those securitizations for an indefinite time. In addition, we may experience substantial losses attributable to any TruPS or subordinated debenture that are determined to be impaired.

These recent developments and market conditions may adversely impact our earnings and dividend paying ability if we are unable to retain investments at sufficient spreads net of the related financing costs. In connection with the missed payment of AHM in July 2007, five of our consolidated CDOs used excess cash flow to repay outstanding CDO notes payable and did not make equity distributions. Our share of the missed equity distributions was approximately $8.8 million. Future CDO equity and debt distributions are uncertain and dependent on the credit performance of the underlying collateral. For a summary of our equity and debt investments in our CDOs see “CDO Investment Summary.”

Investors should also read the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a detailed discussion of the following items:

•	interest rate trends,

•	rates of prepayment on mortgages underlying our mortgage portfolio,

•	competition, and

•	other market developments.

Performance Measures

In the six months ended June 30, 2007, we generated income for distribution to our shareholders primarily from a combination of the interest and dividend income from our investment portfolio and the fees from originating, structuring and managing the assets of collateralized debt obligations, or CDOs, that we sponsored. We provide financing in the form of trust preferred securities, or TruPS, and subordinated debentures to real estate and real estate finance companies in the United States and Europe and commercial mortgages and mezzanine loans to real estate operators throughout the United States.

We continued to increase our investment in our targeted asset classes during the six months ended June 30, 2007. Our net increase in investments in this period was $1.6 billion.

We focus on maximizing the net spread we can generate on our match-funded portfolios financed primarily by CDOs. The difference, or net spread, between the yield on our investment portfolio and the cost to finance our investment portfolio generates our net investment income. In the three-month and six-month periods ended June 30, 2007, our net investment income was $52.4 million and $95.5 million, respectively. We also generated substantial fees during the six months ended June 30, 2007, primarily through our taxable REIT subsidiaries.

Commercial mortgages, mezzanine loans and TruPS and subordinated debentures are our primary asset classes. We expect these asset classes to be the primary sources for returns generated by our investment portfolio. In the six months ended June 30, 2007, we completed two domestic CDOs, each primarily collateralized by $750.0 million of TruPS and subordinated debentures from domestic real estate companies, our first European CDO collateralized primarily by approximately €600.0 million of subordinated debt to European real estate companies, our second commercial real estate, or CRE, CDO collateralized by $815.0 million of commercial mortgages, mezzanine loans and preferred equity investments and we securitized approximately $646.0 million of residential mortgages. We completed an equity offering in January 2007, a convertible notes offering in April 2007 and a preferred share offering in July 2007, all of which we believe provide additional liquidity to invest in our pipeline of opportunities.

We use adjusted earnings, total fees generated and assets under management, or AUM, as tools to measure our financial and operating performance. The following defines these measures and describes their relevance to our financial and operating performance:

•

Adjusted Earnings – Adjusted earnings reflects net income available to common shares determined in accordance with GAAP adjusted for the following items: real estate depreciation, amortization of intangible assets, stock-based compensation, allowance for loan losses, unrealized gains (losses) on hedges, deferred fee revenue, non-recurring items and our deferred tax provision. Refer to the section titled “Adjusted Earnings” below for more information on this measure and a reconciliation of this measure to our GAAP net income available to common shares.

•

Total Fees Generated – Total fees generated represents the total fees generated, without consideration for the deferral of fees, as yield adjustments, in accordance with GAAP. This data is useful to management as a gauge of our cash revenue as it drives earnings at our taxable REIT subsidiaries for distribution to us and ultimately to our shareholders. During the three-month and six-month periods ended June 30, 2007, total fees generated reconciles to our GAAP fees and other income as follows:

	For the Three-Month Period Ended June 30, 2007	For the Six-Month Period Ended June 30, 2007
	(dollars in thousands)
Fees and other income, as reported	$1,683	$9,564
Add (deduct):
Asset management fees, eliminated	5,750	10,238
Deferred structuring fees	5,788	11,413
Deferred origination fees, net of amortization	9,198	21,582

Total fees generated	$22,419	$52,797

•

Assets Under Management – AUM represents the total assets that we own or are managing for third parties. While not all AUM generates fee income, it is an important operating measure to gauge our asset growth, volume of originations, size and scale of our operations and our financial performance. As of June 30, 2007, our total AUM was $14.1 billion and includes our total investment portfolio described below and assets associated with unconsolidated CDOs for which we derive asset management fees. As of June 30, 2007, we did not consolidate our Taberna Preferred Funding I CDO, with total assets of $688.0 million, and Taberna Euro CDO I, with total assets of €600.0 million.

Our Investment Portfolio

Please refer to our Annual Report on Form 10-K for additional information regarding each asset class. The table below summarizes our investment portfolio as of June 30, 2007:

	Amortized Cost(1)	Estimated Fair Value(2)	Percentage of Total Portfolio	Weighted- Average Coupon(3)
	(dollars in thousands)
Investment in Securities:
TruPS and subordinated debentures	$5,085,178	$4,948,642	39.4%	7.9%
Unsecured REIT note receivables(4)	386,910	373,898	3.0%	5.6%
CMBS receivables	252,379	238,376	2.0%	5.6%
Other securities	477,999	475,872	3.7%	6.6%

Total investment in securities	6,202,466	6,036,788	48.1%	7.6%
Investment in Mortgages and Loans
Residential mortgages and mortgage-related receivables(4)	4,326,058	4,292,683	33.5%	5.6%
Commercial mortgages and mezzanine loans	2,182,138	2,149,345	16.9%	9.7%

Total investment in mortgages and loans	6,508,196	6,442,028	50.4%	7.0%
Investment in consolidated and unconsolidated real estate interests	190,576	190,576	1.5%	N/A

Total Portfolio/Weighted Average	$12,901,238	$12,669,392	100.0%	7.3%

(1)	Amortized cost reflects the cost incurred by us to acquire or originate the asset, net of origination discount.

(2)	The fair value of our investments represents our management’s estimate of the price that a willing buyer would pay a willing seller for such assets. Our management bases this estimate on the underlying interest rates and credit spreads for fixed-rate securities and, to the extent available, quoted market prices. The amortized cost of our consolidated and unconsolidated real estate interests approximates fair value.

(3)	Weighted average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to amortized cost or estimated fair value.

(4)	Our investments in residential mortgages and mortgage-related receivables at June 30, 2007 consisted of investments in adjustable rate residential mortgages. These mortgages bear interest rates that are fixed for three, five, seven and ten year periods, respectively, and reset annually thereafter and are referred to as 3/1, 5/1, 7/1 and 10/1 ARMs, respectively. We financed our investment in these assets through short-term repurchase agreements and long-term securitizations.

A summary of each asset class is as follows:

Commercial real estate loans, including mortgage loans and mezzanine loans.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans and other loans as of June 30, 2007 (dollars in thousands):

	Carrying Amount	Estimated Fair Value	Range of Loan Yields	Weighted Average Yield	Range of Maturities	Number of Loans	% of Total Loan Portfolio
Commercial mortgages	$1,379,803	$1,375,271	7.1% - 19.0%	9.3%	July 2007 - May 2012	93	63.2%
Mezzanine loans	576,340	561,521	7.2% - 19.5%	11.3%	July 2007 - May 2021	171	26.4%
Other loans	225,995	212,553	6.9% - 9.3%	7.5%	August 2008 - October 2016	13	10.4%

Total	$2,182,138	$2,149,345		9.7%		277	100.0%

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans and other loans as of June 30, 2007:

TruPS and subordinated debentures. We originate TruPS and subordinated debentures and finance those investments through CDOs. As of June 30, 2007, we had invested in approximately $5.0 billion of TruPS and subordinated debentures through CDOs that we consolidate. These TruPS and subordinated debentures had a weighted average interest rate of 7.9% as of June 30, 2007. The issuers from whom we purchased our TruPS and subordinated debentures had a weighted average S&P credit rating of BB-, a weighted average ratio of debt to total capitalization of 77.2% and a weighted average interest coverage ratio of 2.4 times. As of June 30, 2007, approximately 83% of our issuers of TruPS and subordinated debentures were publicly traded companies.

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

The chart below describes the industry sector breakdown of our investments in TruPS and subordinated debentures by issuer industry as of June 30, 2007:

Residential mortgage loans. We acquire residential mortgage loans with the intention of holding them for investment, rather than for sale. These mortgage loans have an average FICO score of 738, an average principal balance of approximately $481,000 and an average loan-to-value ratio of approximately 73.9%. A FICO score is a credit score developed by Fair Isaac & Co., or Fair Isaac, for rating the credit risk of borrowers. FICO scores range from 300-850 and a higher score indicates a lower credit risk. Fair Isaac’s website states that the median FICO score in the United States is 723.

Set forth below is certain information with respect to the residential mortgage loans owned as of June 30, 2007 (dollar amounts in thousands).

	Carrying Amount	Average Interest Rate	Average Next Adjustment Date	Average Contractual Maturity	Average FICO Score	Number of Loans	%
3/1 ARM	$126,230	5.6%	8/15/08	August 2035	732	325	3.0
5/1 ARM	3,560,946	5.6%	7/30/10	September 2035	739	7,334	82.3
7/1 ARM	572,367	5.7%	9/04/11	July 2035	737	1,261	13.2
10/1 ARM	66,515	5.7%	6/28/15	June 2035	749	74	1.5

Total	$4,326,058	5.6%			738	8,994	100.0

The chart below describes the geographic breakdown of the residential mortgage loans we own as of June 30, 2007:

Mortgage-backed securities, including RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities.

The table and the chart below describe certain characteristics of our mortgage-backed securities and other real estate-related debt securities as of June 30, 2007 (dollars in thousands):

Investment Description	Amortized Cost	Weighted Average Coupon	Weighted Average Years to Maturity	Estimated Fair Value
RMBS	$349,706	5.7%	26.5	$349,265
CMBS receivables	252,379	5.6%	35.4	238,376
Unsecured REIT note receivables	386,910	5.6%	9.9	373,898
Other securities	128,293	9.3%	37.9	126,607

Total	$1,117,288	6.1%	24.2	$1,088,146

Real estate investments and preferred equity interests. As of June 30, 2007, we had approximately $190.6 million of investments in real estate interests, excluding $12.7 million of an investment made in one property designated as held for sale as of June 30, 2007.

CDO Investment Summary

As of June 30, 2007, our management team has structured twelve securitization transactions that we manage. Additionally, we made certain investments in the equity, non-investment grade and investment grade securities issued by several of the securitizations. Our investments made, by securitization, as of June 30, 2007, are as follows:

Our Investment
CDO	Type Of Collateral	Total Collateral Amount		Investment Grade Debt		Non Investment Grade Debt		Equity Retained		Total Investment		Equity Retained By Others
Taberna I	TruPS, subordinated debt, CMBS and unsecured REIT notes	$688.0 million			$—	$—		$—		$—		$77.8 million
Taberna II	TruPS, subordinated debt, CMBS and unsecured REIT notes	$983.0 million			$—	$15.5 million		$52.0 million		$67.5 million		$37.0 million
Taberna III	TruPS, subordinated debt, CMBS and unsecured REIT notes	$745.0 million			$17.0 million	$23.0 million		$30.3 million		$70.3 million		$24.8 million
Taberna IV	TruPS, subordinated debt, CMBS and unsecured REIT notes	$650.0 million			$6.8 million	$24.4 million		$26.0 million		$57.2 million		$17.0 million
Taberna V	TruPS, subordinated debt, CMBS and unsecured REIT notes	$700.0 million			$—	$14.0 million		$24.0 million		$38.0 million		$16.2 million
Taberna VI	TruPS, subordinated debt, senior secured loans, CMBS and unsecured REIT notes	$689.0 million			$—	$3.0 million		$30.0 million		$33.0 million		$17.0 million
Taberna VII	TruPS, subordinated debt, first mortgages, CMBS and unsecured REIT notes	$696.1 million			$—	$21.0 million		$28.8 million		$49.8 million		$20.0 million
Taberna VIII	TruPS, subordinated	$750.0 million	(1)		$108.0 million	$33.0 million		$60.0 million		$201.0 million		$—
debt, first mortgages, CMBS and unsecured REIT notes
Taberna IX	TruPS, subordinated	$750.0 million	(1)		$183.0 million	$45.0 million		$52.5 million		$280.5 million		$—
debt, first mortgages, CMBS and unsecured REIT notes
Taberna Europe I	Subordinated debt, senior loans, CMBS and other real estate-related assets	€600.0 million ($812.5 million	)	€	— ($—)	€14.0 million ($19.0 million	)	€11.3 million ($15.2 million	)	€25.3 million ($34.2 million	)	€11.8 million ($15.9 million	)
RAIT I	Commercial mortgages and mezzanine loans	$928.5 million			$—	$35.0 million		$165.0 million		$200.0 million		$—
RAIT II	Commercial mortgages	$815.0 million	(1)		$55.5 million	$30.5 million		$110.2 million		$196.2 million		$—
and mezzanine loans

TOTALS		$9,207.1 million			$370.3 million	$263.4 million		$594.0 million		$1,227.7 million		$225.7 million

(1)

This securitization is currently in its “ramp” period, which means that the securitization is still acquiring collateral. This amount represents the total amount of collateral expected to be owned by the CDO when the ramp period closes.

The equity securities that we own in the securitizations shown above are subordinate in right of payment and in liquidation to the non-investment grade and investment grade notes issued by the securitizations. We may also own common shares, or the non-economic residual interests, in certain of the entities above. We consolidate all of the above securitization, excluding Taberna I and Taberna Europe I, as we retain the majority of equity in the securitization and are the primary beneficiary of a variable interest entity.

Subsequent to June 30, 2007, we sold to third parties approximately $120.0 million of the debt securities described above.

Adjusted Earnings

We define adjusted earnings as net income available to common shares, determined in accordance with GAAP, adjusted for the following items: real estate depreciation, amortization of intangible assets, stock-based compensation, allowance for loan losses, unrealized gains (losses) on hedges, deferred fee revenue, non-recurring items and our deferred tax provision. Adjusted earnings is a non-GAAP financial measurement, and does not purport to be an alternative to reported net income, determined in accordance with GAAP, as a measure of operating performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of liquidity.

Management views adjusted earnings as a useful and appropriate supplement to net income and earnings per share. The measure serves as an additional measure of our operating performance because it facilitates evaluation of us without the effects of adjustments in accordance with GAAP that may not necessarily be indicative of current operating performance.

Adjusted earnings should be reviewed in connection with net income and cash flows from operating, investing and financing activities as set forth in our consolidated financial statements, to help analyze how our business is performing. Adjusted earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted earnings to other REITs.

The table below reconciles the differences between reported net income and adjusted earnings for the three-month and six-month periods ended June 30, 2007 and 2006 (dollar amounts in thousands):

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2007	2006	2007	2006
Net income available to common shares, as reported	$27,388	$18,310	$47,736	$36,361
Add (deduct):
Depreciation on real estate investments	1,103	306	1,871	610
Amortization of intangible assets	14,289	—	28,578	—
Provision for losses	845	—	4,563	—
Unrealized (gains) losses on interest rate hedges	(429)	—	(517)	—
Share-based compensation	2,781	—	5,737	—
Non-recurring items (1)	2,985	—	2,985	—
Fee income deferred	14,986	—	32,995	—
Deferred tax provision	(10,577)	—	(18,690)	—

Adjusted earnings	$53,371	$18,616	$105,258	$36,971

(1)	Represents the write-off of unamortized deferred financing costs resulting from our termination of our line of credit in April 2007.

REIT Taxable Income

To qualify as a REIT, we are required to annually make distributions to our shareholders in an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, to avoid certain U.S. federal excise taxes, we are required to annually make distributions to our shareholders in an amount at least equal to certain designated percentages of our net taxable income. Because we expect to make distributions based on requirements, and not based on our earnings computed in accordance with GAAP, we expect that our distributions may at times be more or less than our reported earnings as computed in accordance with GAAP.

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income determined in accordance with GAAP as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Our total taxable income represents the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries, or TRSs. REIT taxable income is calculated under U.S. federal tax laws in a manner that, in certain respects, differs from the calculation of net income pursuant to GAAP. REIT taxable income excludes the undistributed taxable income of our domestic TRSs, which is not included in REIT taxable income until distributed to us. Subject to certain TRS value limitations, there is no requirement that our domestic TRSs distribute their earnings to us. REIT taxable income, however, generally includes the taxable income of our foreign TRSs because we will generally be required to recognize and report our taxable income on a current basis. Since we are structured as a REIT and the Internal Revenue Code requires that we distribute substantially all of our net taxable income in the form of distributions to our shareholders, we believe that presenting investors with the information management uses to calculate our net taxable income is useful to investors in understanding the amount of the minimum distributions that we must make to our shareholders so as to comply with the rules set forth in the Internal Revenue Code. Because not all companies use identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to other similarly titled measures prepared and reported by other companies.

The table below reconciles the differences between reported net income and total taxable income and REIT taxable income for the three-month and six-month periods ended June 30, 2007 and 2006 (dollar amounts in thousands):

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2007	2006	2007	2006
Net income available to common shares, as reported	$27,388	$18,310	$47,736	$36,361
Add (deduct):
Provision for losses	845	—	4,563	—
Tax gains on sales in excess of GAAP gains	—	8,184	—	8,184
Domestic TRS book-to-total taxable income differences:
Income tax benefit	(4,657)	—	(5,080)	—
Fees deferred or eliminated in consolidation	14,840	—	32,849	—
Amortization of intangible assets	14,289	—	28,578	—
Stock compensation and other temporary tax differences	1,645	—	2,648	—
CDO investments aggregate book-to-taxable income differences(1)	1,410	—	(379)	—
Accretion of loan discounts	1,085	—	1,660	—
Other book to tax differences	—	(690)	(123)	(1,510)

Total taxable income	56,845	25,804	112,452	43,035
Less: Taxable income attributable to domestic TRS entities	(13,809)	—	(35,627)	—
Plus: Dividends paid by domestic TRS entities	11,000	—	27,250	—

Estimated REIT taxable income (prior to deduction for dividends paid)	$54,036	$25,804	$104,075	$43,035

(1)	Amounts reflect the aggregate book-to-total taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.

Results of Operations

On December 11, 2006, we acquired Taberna upon the completion of our stock-for-stock merger. As a result of this merger, the results of our operations for the three-month and six-month periods ended June 30, 2007 are not directly comparable to the results of operations for the three-month and six-month periods ended June 30, 2006.

Three-Month Period Ended June 30, 2007 Compared to the Three-Month Period Ended June 30, 2006

Revenue

Investment interest income increased approximately $208.6 million, or 885%, to approximately $232.2 million for the three-month period ended June 30, 2007 from approximately $23.6 million for the three-month period ended June 30, 2006. Of the increase, $184.1 million was attributable to the interest earning assets acquired from Taberna with the remaining increase associated with the increase in our commercial and mezzanine loans from June 30, 2006.

Investment interest expense increased approximately $174.3 million to approximately $180.8 million for the three-month period ended June 30, 2007 from approximately $6.5 million for the three-month period ended June 30, 2006. Of this increase, $156.6 million was attributable to the interest bearing liabilities assumed from Taberna, $3.0 million relates to the write-off of unamortized deferred financing costs resulting from our termination of our line of credit in April 2007, and the remaining increase was attributable to our issuance of CDO notes payable in November 2006, through our first CDO, RAIT CRE CDO I, Ltd., increased interest expense associated with a $750.0 million repurchase agreement used to aggregate commercial mortgages and mezzanine loans in 2007 and the issuance of CDO notes payable in June 2007 through our second CRE CDO, RAIT Preferred Funding II, Ltd.

Our provision for loan loss relates primarily to investments in residential mortgages and mortgage-related receivables acquired from Taberna on December 11, 2006. The provision for loan loss increased to approximately $0.8 million for the three-month period ended June 30, 2007 as compared to zero for the three-month period ended June 30, 2006. We maintain an allowance for loss on our investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other loans.

Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. Our provision for losses associated with our residential mortgages acquired from Taberna on December 11, 2006 is based on statistical evidence of historical losses on homogeneous pools of residential mortgages.

The change in fair value of free-standing derivatives represents the earnings on our first-dollar risk of loss associated with our warehouse facilities. Our free-standing derivatives during 2007 were acquired from Taberna on December 11, 2006. As of June 30, 2007, our first dollar risk of loss in our warehouses, identified as warehouse deposits on our consolidated balance sheet, was $34.8 million. The change in fair value of these free-standing derivative instruments was $1.8 million. Our first dollar risk of loss, or warehouse deposit, requirement associated with our warehouse facilities range from 5% to 10%.

Rental income decreased approximately $0.6 million, or 17%, to approximately $2.6 million for the three-month period ended June 30, 2007 from approximately $3.2 million for the three-month period ended June 30, 2006. This decrease was attributable to the timing of the 2005 annual reconciliation of amounts due from a major tenant during the three months ended June 30, 2006 and decreased occupied square feet during the three months ended June 30, 2007 relating to this major tenant.

Fee and other income decreased approximately $0.5 million, or 24%, to approximately $1.7 million for the three-month period ended June 30, 2007 from approximately $2.2 million for the three-month period ended June 30, 2006. This decrease was primarily due to decreased fees on commercial and mezzanine loans. Historically, we received fees from our borrowers simultaneously or subsequently when they obtained third party-financing for their projects. In second quarter of 2007, the majority of our borrowers did not seek third-party financings and rather financed their projects with us.

Expenses

Compensation expense. Compensation expense increased approximately $4.0 million, or 223%, to approximately $5.8 million for the three-month period ended June 30, 2007 from approximately $1.8 million for the three-month period ended June 30, 2006. This increase is due primarily to the following: (i) $1.8 million of compensation-related expenses associated with the Taberna employees, (ii) $1.8 million of amortization expense associated with restricted shares assumed from Taberna that did not fully vest on December 11, 2006, and (iii) $1.0 million of amortization expense associated with our January 2007 phantom unit grant.

General and administrative expenses. General and administrative expenses increased approximately $4.9 million, or 549%, to approximately $5.8 million for the three-month period ended June 30, 2007 from approximately $0.9 million for the three-month period ended June 30, 2006. This increase is due to the following: (i) $3.5 million of general and administrative expenses related to the operations acquired from Taberna, (ii) $0.4 million of increased legal, accounting, and other professional fees, and (iii) $1.0 million of increased other general and administrative costs, including rent, travel and entertainment.

Real estate operating expenses. Real estate operating expenses increased approximately $0.6 million, or 27%, to approximately $2.7 million for the three-month period ended June 30, 2007 from approximately $2.1 million for the three-month period ended June 30, 2006. This increase is due primarily to interest paid on $30.0 million of financing obtained during 2006 relating to one real estate investment and $0.3 million of additional real estate operating expenses from a property consolidated in February 2007.

Depreciation. Depreciation expense increased approximately $0.8 million, or 260%, to approximately $1.1 million for the three-month period ended June 30, 2007 from approximately $0.3 million for the three-month period ended June 30, 2006.

Intangible amortization. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006. The total intangibles acquired were approximately $124.2 million and have useful lives ranging from 1 to 10 years. Amortization for the three-month period ended June 30, 2007 was approximately $14.3 million.

Other Income (Expenses)

Interest and other income. Interest and other income increased approximately $6.3 million to approximately $6.6 million for the three-month period ended June 30, 2007 from approximately $0.3 million for the three-month period ended June 30, 2006. This increase is due primarily to $3.3 million of interest and other income associated with restricted cash balances acquired from Taberna and higher average cash balances invested with financial institutions with higher yielding interest bearing accounts during the three-month period ended June 30, 2007 as compared to the three-month period ended June 30, 2006.

Unrealized gain on interest rate hedges. Unrealized gain on interest rate hedges were approximately $0.4 million for the three-month period ended June 30, 2007 and entirely related to interest rate hedges assumed from Taberna on December 11, 2006. At acquisition, we designated the interest rate swaps assumed from Taberna that were associated with CDO notes payable and repurchase agreements as hedges pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, or SFAS No. 133. At designation, these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At June 30, 2007, we updated our regression analysis and concluded that these hedging arrangements were still highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements. As a result, we recorded a gain of approximately $0.4 million associated with the ineffective portions of these hedging arrangements. Management cannot ensure that these off-market interest rate swaps will be highly effective in the future and further ineffectiveness, either unrealized gains or unrealized losses, may be recorded in earnings.

Minority interest. Minority interest represents the earnings of consolidated entities allocated to third parties. Minority interest increased approximately $6.1 million to approximately $6.1 million for the three-month period ended June 30, 2007. This increase is primarily attributable to the minority interests assumed from Taberna. Our ownership of consolidated CDOs ranged from 55.0% to 100.0% of the preferred shares issued by each CDO.

Provision for income taxes. We maintain several domestic TRS entities that are subject to U.S. federal and state and local income taxes. For the three-month period ended June 30, 2007, the provision for income taxes was a benefit of $4.7 million.

Income from discontinued operations

Income from discontinued operations represents the revenue, expenses, and gains from the sale of properties either held for sale or sold during the three-month period ended June 30, 2007 and 2006. Income from discontinued operations decreased $3.1 million, or 98%, to approximately $0.1 million for the three-month period ended June 30, 2007 from approximately $3.2 million for the three-month period ended June 30, 2006. The decrease is due to the number of properties that were either designated as held for sale or sold subsequent to June 30, 2006.

Six-Month Period Ended June 30, 2007 Compared to the Six-Month Period Ended June 30, 2006

Revenue

Investment interest income increased approximately $390.6 million, or 882%, to approximately $434.9 million for the six-month period ended June 30, 2007 from approximately $44.3 million for the six-month period ended June 30, 2006. Of the increase, $352.3 million was attributable to the interest earning assets acquired from Taberna with the remaining increase associated with the increase in our commercial and mezzanine loans from June 30, 2006.

Investment interest expense increased approximately $328.0 million to approximately $339.9 million for the six-month period ended June 30, 2007 from approximately $11.9 million for the six-month period ended June 30, 2006. Of this increase, $300.5 million was attributable to the interest bearing liabilities assumed from Taberna, $3.0 million relates to the write-off of unamortized deferred financing costs resulting from our termination of our line of credit in April 2007, and the remaining increase was attributable to our issuance of CDO notes payable in November 2006, through our first CDO, RAIT CRE CDO I, Ltd., increased interest expense associated with a $750.0 million repurchase agreement used to aggregate commercial mortgages and mezzanine loans in 2007 and the issuance of CDO notes payable in June 2007 through our second CRE CDO, RAIT Preferred Funding II, Ltd.

Our provision for loan loss relates primarily to investments in residential mortgages and mortgage-related receivables acquired from Taberna on December 11, 2006. The provision for loan loss increased to approximately $4.6 million for the six-month period ended June 30, 2007 as compared to zero for the six-month period ended June 30, 2006. We maintain an allowance for loss on our investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other loans. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. Our provision for losses associated with our residential mortgages acquired from Taberna on December 11, 2006 is based on statistical evidence of historical losses on homogeneous pools of residential mortgages.

The change in fair value of free-standing derivatives represents the earnings on our first-dollar risk of loss associated with our warehouse facilities. Our free-standing derivatives during 2007 were acquired from Taberna on December 11, 2006. As of June 30, 2007, our first dollar risk of loss in our warehouses, identified as warehouse deposits on our consolidated balance sheet, was $34.8 million. The change in fair value of these free-standing derivative instruments was $5.0 million. Our first dollar risk of loss, or warehouse deposit, requirement associated with our warehouse facilities range from 5% to 10%.

Rental income decreased approximately $1.7 million, or 25%, to approximately $5.0 million for the six-month period ended June 30, 2007 from approximately $6.7 million for the six-month period ended June 30, 2006. This decrease was attributable to the timing of the 2005 annual reconciliation of amounts due from a major tenant during the six-month period ended June 30, 2006 and decreased occupied square feet during the six-month period ended June 30, 2007 relating to this major tenant.

Fee and other income increased approximately $1.7 million, or 21%, to approximately $9.6 million for the six-month period ended June 30, 2007 from approximately $7.9 million for the six-month period ended June 30, 2006. This increase was primarily due to the following: (i) structuring fee of $5.6 million that we received in connection with the completion of Taberna Euro CDO I, Ltd. in January 2007 and (ii) collateral management fees of $2.6 million for Taberna Preferred Funding I CDO and Taberna Europe CDO I, which are not consolidated. This increase was partially offset by decreased fees of $6.7 million on commercial and mezzanine loans. Historically, we received fees from our borrowers simultaneously or subsequently when they obtained third party-financing for their projects. During the six-month period ended June 30, 2007, the majority of our borrowers did not seek third-party financings and rather financed their projects with us.

Expenses

Compensation expense. Compensation expense increased approximately $10.5 million, or 286%, to approximately $14.2 million for the six-month period ended June 30, 2007 from approximately $3.7 million for the six-month period ended June 30, 2006. This increase is due to the following: (i) $4.5 million of compensation-related expenses associated with the Taberna employees, (ii) $3.5 million of amortization expense associated with restricted shares assumed from Taberna that did not fully vest on December 11, 2006, (iii) $2.2 million of amortization expense associated with our January 2007 phantom unit grant and (iv) $0.3 million of increased compensation costs for our historical employees and new employees hired since June 30, 2006.

General and administrative expenses. General and administrative expenses increased approximately $10.0 million, or 485%, to approximately $12.1 million for the six-month period ended June 30, 2007 from approximately $2.1 million for the six-month period ended June 30, 2006. This increase is primarily due to the following: (i) $6.0 million of general and administrative expenses related to the operations acquired from Taberna, (ii) a $1.0 million fee paid to Eton Park Capital Management for providing a standby commitment to purchase equity in the Taberna Euro CDO I, Ltd. transaction that we closed in January 2007, (iii) $1.6 million of increased legal, accounting, and other professional fees, and (iv) $1.4 million of increased other general and administrative costs, including rent, travel and entertainment.

Real estate operating expenses; Depreciation. Real estate operating expenses increased approximately $1.2 million, or 29%, to approximately $5.3 million for the six-month period ended June 30, 2007 from approximately $4.1 million for the six-month period ended June 30, 2006. This increase is due primarily to interest paid on $30.0 million of financing obtained during 2006 relating to one real estate investment and $0.6 million of additional real estate operating expenses from a property consolidated in February 2007.

Depreciation expense increased approximately $1.3 million, or 207%, to approximately $1.9 million for the six-month period ended June 30, 2007 from approximately $0.6 million for the six-month period ended June 30, 2006.

Intangible amortization. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006. The total intangibles acquired were approximately $124.2 million and have useful lives ranging from 1 to 10 years. Amortization for the three-month period ended June 30, 2007 was approximately $28.6 million.

Other Income (Expenses)

Interest and other income. Interest and other income increased approximately $12.9 million to approximately $13.5 million for the six-month period ended June 30, 2007 from approximately $0.7 million for the six-month period ended June 30, 2006. This increase is due primarily to $7.1 million of interest and other income associated with restricted cash balances acquired from Taberna and higher average cash balances invested with financial institutions with higher yielding interest bearing accounts during the six-month period ended June 30, 2007 as compared to the six-month period ended June 30, 2006.

Unrealized gain on interest rate hedges. Unrealized gain on interest rate hedges were approximately $0.5 million for the six-month period ended June 30, 2007 and entirely related to interest rate hedges assumed from Taberna on December 11, 2006. At acquisition, we designated the interest rate swaps assumed from Taberna that were associated with CDO notes payable and repurchase agreements as hedges pursuant to SFAS No. 133. At designation, these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At June 30, 2007, we updated our regression analysis and concluded that these hedging arrangements were still highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements. As a result, we recorded a gain of approximately $0.5 million associated with the ineffective portions of these hedging arrangements. Management cannot ensure that these off-market interest rate swaps will be highly effective in the future and further ineffectiveness, either unrealized gains or unrealized losses, may be recorded in earnings.

Minority interest. Minority interest represents the earnings of consolidated entities allocated to third parties. Minority interest increased approximately $11.9 million to approximately $11.9 million for the six-month period ended June 30, 2007. This increase is primarily attributable to the minority interests assumed from Taberna. Our ownership of consolidated CDOs ranged from 55.0% to 100.0% of the preferred shares issued by each CDO.

Provision for income taxes. We maintain several domestic TRS entities that are subject to U.S. federal and state and local income taxes. For the six-month period ended June 30, 2007, the provision for income taxes was a benefit of $5.1 million.

Income from discontinued operations

Income from discontinued operations represents the revenue, expenses, and gains from the sale of properties either held for sale or sold during the six-month period ended June 30, 2007 and 2006. Income from discontinued operations decreased $3.9 million, or 95%, to approximately $0.2 million for the six-month period ended June 30, 2007 from approximately $4.1 million for the six-month period ended June 30, 2006. The decrease is due to the number of properties that were either designated as held for sale or sold subsequent in 2006 as compared to 2007.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs. We believe our available cash balances, funds available under our warehouse facilities and other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months. We may use short-term repurchase agreements, lines of credit, term debt and other forms of financing to finance our operations. Should our liquidity needs exceed our available sources of liquidity, we believe that we hold marketable assets that could be sold to raise additional cash. Due to recent trends, see “Trends and Recent Developments That May Affect Our Business”, we have been seeking to reduce our use of repurchase agreements and expect to arrange for additional sources of capital through the issuance of debt or equity or additional bank borrowings to fund our business. We may not be able to obtain any additional financing when we desire to do so, or may not be able to obtain desired financing with interest rates, terms and conditions acceptable to us. If we fail to obtain additional financing, our ability to grow our business could be reduced.

Our primary cash requirements are as follows:

•	to distribute a minimum of 90% of our net taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT;

•	to provide cash collateral for our warehouse agreements;

•	to make investments in CDOs or other securities;

•	to repay our indebtedness or meet any margin calls under our repurchase agreements;

•	to pay costs associated with future borrowings, including interest, incurred to finance our investment strategies;

•	to pay employee salaries and incentive compensation; and

•	to pay U.S. federal, state, and local taxes of our TRSs.

We intend to meet these short-term liquidity requirements through the following:

•	the use of our cash and cash equivalent and restricted cash balances of $761.4 million as of June 30, 2007;

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

•	proceeds from future asset sales, borrowings or offerings of our common and preferred shares and debt securities.

Subsequent to June 30, 2007, we sold $120.0 million of CDO notes payable, which we had retained in connection with our securitization transactions, and $375.0 million of other securities. With the proceeds from these sales and utilizing cash and restricted cash resources, we repaid repurchase agreement obligations of $629.5 million.

Cash Flows

As of June 30, 2007 and June 30, 2006, we maintained cash and cash equivalents of approximately $305.6 million and $15.2 million, respectively. Our cash and cash equivalents were generated from the following activities (dollar amounts in thousands):

	For the Six-Month Period Ended June 30
	2007	2006
Cash flows from operating activities	$101,916	$37,486
Cash flows from investing activities	(1,766,096)	(120,274)
Cash flows from financing activities	1,870,381	26,597

Net change in cash and cash equivalents	206,201	(56,191)
Cash and cash equivalents at beginning of period	99,367	71,420

Cash and cash equivalents at end of period	$305,568	$15,229

Our principal source of cash flows is from our financing activities, specifically the issuance of CDO notes and convertible senior notes to finance our investments in securities and loans and our January 2007 issuance of 11,500,000 of our common shares. Our increased cash flow from operating activities is primarily the result of our increased investment portfolio when compared to our 2006 investment portfolio.

The increased cash outflow from our investing activities in 2007 as compared to 2006 is primarily attributable to our investments in securities.

Capitalization

Debt Financing.

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness and debt financing sources as of June 30, 2007 (dollar amounts in thousands):

Description	Principal	Unamortized Premium (Discount)	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Contractual Maturity
Repurchase agreements and other indebtedness	$998,809	$—	$998,809	5.4% to 7.7%	5.8%	July 2007 to 2037 (1)
Mortgage-backed securities issued(2)	4,098,476	(40,636)	4,057,840	4.6% to 5.8%	5.1%	2035
Trust preferred obligations	443,991	—	443,991	6.8% to 9.0%	7.4%	2036
CDO notes payable(2)	6,391,857	(117,338)	6,274,519	4.7% to 10.9%	6.2%	2035 to 2046
Convertible senior notes	425,000	—	425,000	6.9%	6.9%	2027

Total indebtedness	$12,358,133	$(157,974)	$12,200,159

(1)	We intend to refinance and repay or re-negotiate and extend our repurchase agreements as they mature.

(2)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.

(3)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.

Financing arrangements we entered into during the six-month period ended June 30, 2007 were as follows:

(a)	Repurchase agreements and other indebtedness:

On February 12, 2007, we formed Taberna Funding Capital Trust I which issued $25.0 million of trust preferred securities to investors and $100,000 of common securities to us. The combined proceeds were used by Taberna Funding Capital Trust I to purchase $25.1 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Taberna Funding Capital Trust I and mature on April 30, 2037, but are callable on or after April 30, 2012. Interest on the junior subordinated notes is payable quarterly at a fixed rate of 7.69% through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.50%.

On February 15, 2007, we entered into a repurchase agreement with an investment bank to provide up to $750.0 million of financing to accumulate commercial loan investments in commercial mortgages and mezzanine loans on a short-term basis pending a CDO issuance. The agreement was terminated on June 7, 2007 in connection with the closing of RAIT Preferred Funding II, Ltd.

On April 16, 2007, we terminated our $335.0 million secured line of credit led by KeyBanc Capital Markets, as syndication agent. All amounts outstanding under this facility were repaid prior to April 16, 2007.

On July 12, 2007, we formed Taberna Funding Capital Trust II which issued $25.0 million of trust preferred securities to investors and $100,000 of common securities to us. The combined proceeds were used by Taberna Funding Capital Trust II to purchase $25.1 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Taberna Funding Capital Trust II and mature on July 30, 2037, but are callable on or after July 30, 2012. Interest on the junior subordinated notes is payable quarterly at a fixed rate of 8.06% through July 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.50%.

Subsequent to June 30, 2007, we sold $120.0 million of CDO notes payable, which we had retained in connection with our securitization transactions, and $375.0 million of other securities. With the proceeds from these sales and utilizing cash and restricted cash resources, we repaid repurchase agreement obligations of $629.5 million.

(b)	Mortgage-backed securities issued:

On June 27, 2007, we issued $619.0 million of AAA rated RMBS, issued $27.0 million of subordinated notes and paid approximately $1.5 million of deal costs. The securitization was completed via an owner’s trust structure and we retained 100% of the owners trust certificates and subordinated notes of the securitization with a par amount of $27.0 million. At the time of closing, the securitization owners trust purchased approximately $645.0 million of residential mortgage loans from us. The securitization owners trust is a non-qualified special purpose entity and we consolidate the securitization owners trust.

(c)	CDO Notes Payable:

On March 29, 2007, we closed Taberna Preferred Funding VIII, Ltd., a $772.0 million CDO transaction that provides financing for investments consisting of TruPS issued by REITs and real estate operating companies, senior and subordinated notes issued by real estate entities, commercial mortgage-backed securities, other real estate interests, senior loans and CDOs issued by special purpose issuers that own a portfolio of commercial real estate loans. The investments that are owned by Taberna Preferred Funding VIII are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. Taberna Preferred Funding VIII received commitments for $712.0 million of CDO notes payable, all of which have been issued at par to investors as of June 30, 2007. As of June 30, 2007, we retained $91.0 million of notes rated between “AAA” and “AA” by Standard & Poor’s, $50.0 million of the notes rated between “BBB” and “BB” and $60.0 million of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 4.90%. All of the notes mature in 2037, although Taberna Preferred Funding VIII may call the notes at par at any time after May 2017. The notes rated between AAA and AA that we have retained, bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 0.53% and the notes rated between BBB and BB that we have retained, bear interest at rates ranging from LIBOR plus 2.85% to LIBOR plus 4.90%. As of June 30, 2007, we financed our investment in the notes we retained through $83.3 million of borrowings under our existing repurchase agreements bearing interest at rates ranging from LIBOR plus 0.05% to LIBOR plus 0.10%.

On June 7, 2007, we closed RAIT Preferred Funding II, Ltd., a $832.9 million CDO securitization that provides financing for commercial and mezzanine loans. RAIT Preferred Funding II received commitments for $722.7 million of CDO notes payable, of which $522.7 million were issued at par to investors as of June 30, 2007. As of June 30, 2007, we retained $20.0 million of the notes rated between “AA” and “A-” by Standard & Poor’s, $65.9 million of the notes rated between “BBB+” and “BB” by Standard & Poor’s and $110.2 million of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.29% to LIBOR plus 4.00%. All of the notes mature in 2045, although RAIT Preferred Funding II may call the notes at par at any time after June 2017. The notes rated between AA and A- that we have retained, bear interest at rates ranging from LIBOR plus 1.15% to LIBOR plus 1.40% and the notes rated between BBB+ and BB that we have retained, bear interest at rates ranging from LIBOR plus 2.10% to LIBOR plus 4.00%. We financed our investment in the notes we retained through $48.0 million of borrowings under our existing repurchase agreements bearing interest at rates ranging from LIBOR plus 0.15% to LIBOR plus 0.75%.

On June 28, 2007, we closed Taberna Preferred Funding IX, Ltd., a $757.5 million CDO transaction that provides financing for investments consisting of TruPS issued by REITs and real estate operating companies, senior and subordinated notes issued by real estate entities, commercial mortgage-backed securities, other real estate interests, senior loans and CDOs issued by special purpose issuers that own a portfolio of commercial real estate loans. The investments that are owned by Taberna Preferred Funding IX are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. Taberna Preferred Funding IX received commitments for $705.0 million of CDO notes payable, of which $605.0 million were issued at par to investors as of June 30, 2007. We retained $139.0 million of the notes rated between “AAA” and “A-” by Standard & Poor’s, $89.0 million of the notes rated between “BBB” and “BB” by Standard & Poor’s and $52.5 million of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 5.50%. All of the notes mature in 2038, although Taberna Preferred Funding IX may call the notes at par at any time after May 2017. The notes rated between AAA and A- that we have retained, bear interest at rates ranging from LIBOR plus 0.65% to LIBOR plus 1.90% and the notes rated between BBB and BB that we have retained, bear interest at rates ranging from LIBOR plus 3.25% to LIBOR plus 5.50%. We financed our investment in the notes we retained through $164.0 million of borrowings under our existing repurchase agreements bearing interest at rates ranging from LIBOR plus 0.15% to LIBOR plus 0.85%.

(d)	Convertible Senior Notes:

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

Equity.

On January 23, 2007, our board of trustees awarded 408,517 phantom units, valued at $15.0 million using our closing stock price of $36.71, to various employees and trustees. The awards generally vest over four year periods. On May 22, 2007, our board of trustees awarded 33,510 phantom units, valued at $1.0 million using our closing stock price of $28.81, to various employees. The awards vest over four year periods.

On January 23, 2007, our board of trustees declared a first quarter 2007 cash distribution of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares and $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares. The dividends were paid on April 2, 2007 to holders of record on March 1, 2007 and totaled $2.5 million.

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

On April 17, 2007, our board of trustees declared a second quarter 2007 cash distribution of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares and $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares. The dividends were paid on July 2, 2007 to holders of record on June 1, 2007 and totaled $2.5 million.

On April 18, 2007, in connection with our convertible senior notes offering referred to above, we used a portion of the net proceeds to repurchase 2,717,600 of our common shares at a price of $27.34 per share (the closing price on April 12, 2007) for an aggregate purchase price of $74.4 million.

On June 14, 2007, our board of trustees declared a quarterly distribution of $0.84 per common share totaling $51.2 million that was paid on July 13, 2007 to shareholders of record as of June 28, 2007.

On July 5, 2007, we issued 1,600,000 shares of our 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, or the Series C preferred shares, in a public offering at an offering price of $25.00 per share. After offering costs, including the underwriters’ discount, and expenses of approximately $1.7 million, we received approximately $38.3 million of net proceeds. The Series C Preferred Shares accrue cumulative cash dividends at a rate of 8.875% per year of the $25.00 liquidation preference and are paid on a quarterly basis. The Series C preferred shares have no maturity date and we are not required to redeem the Series C preferred shares at any time. We may not redeem the Series C preferred shares before July 5, 2012, except for the special optional redemption to preserve our tax qualification as a REIT. On or after July 5, 2012, we may, at our option, redeem the Series C preferred shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

On July 24, 2007, our board of trustees declared a third quarter 2007 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.523872 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends will be paid on October 1, 2007 to holders of record on September 4, 2007.

On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75 million of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions.

Off-Balance Sheet Arrangements and Commitments

We maintain arrangements with various investment banks regarding CDO securitizations and warehouse facilities. Prior to the completion of a CDO securitization, investments are acquired by the warehouse providers in accordance with the warehouse facilities. Pursuant to the terms of the warehouse agreements, we receive the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse facilities from the dates on which the respective securities are acquired. Under the warehouse agreements, we are required to deposit cash collateral with the warehouse provider and as a result, we bear the first dollar risk of loss, and in some cases share the first dollar risk of loss, up to our warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, if the warehouse facility is required to liquidate the securities at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to us. The terms of the warehouse facilities are generally at least nine months. As of June 30, 2007, we had approximately $34.8 million of cash collateral held by warehouse providers pursuant to warehouse facilities. We have also pledged up to $20.0 million of our collateral management fees that we receive from certain CDO’s as additional collateral on one of our warehouse facilities. These arrangements are deemed to be derivative financial instruments and are recorded by us at fair value each accounting period with the change in fair value recorded in earnings. These arrangements represent our only off-balance sheet arrangements.

A summary of these arrangements is as follows (dollars in thousands):

Warehouse Facility	Warehouse Availability	Funding as of June 30, 2007	Remaining Availability	Maturity
Merrill Lynch International	$929,079	$896,079	$33,000	January 2008 to March 2008
Bear, Stearns & Co. Inc.	700,000	26,875	673,125	September 2007 to March 2008

Total	$1,629,079	$922,954	$706,125

The financing costs of these warehouse facilities are based on one-month LIBOR plus 50 basis points.

On June 25, 2007, in connection with one of our warehouse facilities, we provided an option to a warehouse provider to require us to execute a credit default swap with regard to four reference securities, up to a maximum notional of $200.0 million. The reference securities are CDO Notes payable issued by four of our consolidated CDOs and are rated either “A” or “A-” by Standard and Poors. Our warehouse provider can only execute the option if the warehouse agreement is terminated and we do not purchase the collateral from the warehouse with no loss to the warehouse provider. This option expires on January 2, 2008. As of June 30, 2007, this option has no value.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2006 contains a discussion of our critical accounting policies. There have been no material changes in our critical accounting policies since December 31, 2006. See also Note 2 in our unaudited consolidated financial statements as of June 30, 2007, as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk results primarily from changes in interest rates and equity security prices. We are exposed to credit risk and interest rate risk related to our investments in debt instruments, TruPS, subordinated debentures, residential mortgages, commercial mortgages and mezzanine loans.

Our primary market risk is that we are exposed to interest rate risk. Interest rates may be affected by economic, geo-political, monetary and fiscal policy, market supply and demand and other factors generally outside our control, and such factors may be highly volatile. Our interest rate risk sensitive assets and liabilities and financial derivatives will be typically held for long-term investment and not held for sale purposes. Our intent in structuring CDO transactions and other securitizations is to limit interest rate risk through our financing strategy of matching the terms of our investment assets with the terms of our liabilities and, to the extent necessary, through the use of hedging instruments. We intend to reduce interest rate and funding risk, allowing us to focus on managing credit risk through our disciplined underwriting process and recurring credit analysis.

We make investments that are either floating rate or fixed rate. Our floating rate investments will generally be priced at a fixed spread over an index such as LIBOR that reprices either quarterly or every 30 days. Given the frequency of future price changes in our floating rate investments, changes in interest rates are not expected to have a material effect on the value of these investments. Increases or decreases in LIBOR will have a corresponding increase or decrease in its interest income and the match-funded interest expense, thereby reducing the net earnings impact on our overall portfolio. In the event that long-term interest rates increase, the value of our fixed-rate investments would be diminished. We may consider hedging this risk in the future if the benefit outweighs the cost of the hedging strategy. Such changes in interest rates would not have a material effect on the income from these investments.

As of June 30, 2007, we entered into various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable and repurchase agreements. These cash flow hedges have an aggregate notional value of $4.8 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable and repurchase agreements into fixed-rate payments for five and ten year periods. As of June 30, 2007, the interest rate swaps had an aggregate asset fair value of $87.5 million. Changes in the fair value of the ineffective portions of interest rate swaps and interest rate swaps that were not designated as hedges under SFAS No. 133 are recorded in earnings.

The following table summarizes the change in net investment income for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities:

	Net Assets (Liabilities) Subject to Interest Rate Sensitivity	100 Basis Point Increase	100 Basis Point Decrease
	(dollars in thousands)
Net investment income from variable rate investments and indebtedness	$131,692	$1,317	$(1,317)
Net fair value of fixed-rate investments and indebtedness	$155,557	$(53,254)	$58,375

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

Credit Risk Management

Credit risk is the risk of loss arising from adverse changes in a borrower’s ability to meet its financial obligations under agreed-upon terms. The degree of credit risk varies based on many factors including the concentration of the asset or transaction relative to our entire portfolio, the credit characteristics of the borrower, the contractual terms of a borrower’s agreements and the availability and quality of collateral.

We maintain a Credit Committee that regularly evaluates and approves credit standards and oversees the credit risk management function related to our portfolio of investments. The Credit Committee’s responsibilities include ensuring the adequacy of our credit risk management infrastructure, overseeing credit risk management strategies and methodologies, monitoring conditions in real estate and other markets having an impact on our lending activities and evaluating and monitoring overall credit risk.

Concentrations of Credit Risk

In our normal course of business, we engage in lending activities with borrowers primarily throughout the United States and Europe. As of June 30, 2007, no single borrower or collateral issuer represented greater than 10% of our entire portfolio. Geographic and other concentration data is presented in the summaries of each investment category of our portfolio. The largest concentration by property type in our commercial and mezzanine portfolio was multi-family property, which made up approximately 49.2% of our commercial and mezzanine loan portfolio. The largest concentration by borrower type in our TruPS and subordinated debt portfolio was to issuers in the commercial mortgage industry, which made up approximately 26.0% of our TruPS and subordinated debt portfolio. The largest geographic concentration in our residential mortgage loan portfolio was to borrowers in the State of California, which made up 44.2% of the residential mortgage loan portfolio. The largest credit rating concentration in our other securities portfolio was to securities rated “BBB” by Standard and Poors, which made up 50.7% of our other securities portfolio. For further information on each of our portfolios, please refer to the portfolio summaries on pages 22 to 28 of this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 1, 2007, a complaint seeking class certification was filed in the United States District Court for the Eastern District of Pennsylvania against RAIT Financial Trust, certain of our officers and trustees and the lead underwriters involved in our public offering of common shares in January 2007. The plaintiff seeks to represent a class of all persons who purchased or otherwise acquired RAIT securities between January 10, 2007 and July 31, 2007. This action purports to assert claims under the Securities Act of 1933 and the Securities Exchange Act of 1934. The plaintiff alleges that, during the class period, RAIT did not adequately disclose that RAIT had provided TruPS to American Home Mortgage Investment Corp, or AHM, that the payment by AHM under the TruPS was supposedly in jeopardy and that RAIT did not adequately reserve for the risk of nonpayment by AHM. The plaintiff further alleges that, as a result, certain of RAIT’s statements, including statements in the registration statement, prospectus and prospectus supplement for RAIT’s January 2007 offering, were materially false and misleading. The action seeks damages in an unspecified amount. We believe that the allegations and purported claims in the complaint lack merit and that we have meritorious defenses to them, and we intend to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuit is resolved. We are not presently able to estimate potential losses, if any, related to this lawsuit.

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

Continuing deterioration in the credit markets, and particularly in the residential real estate finance and homebuilder sectors, are likely to impact the realizable value of, and return on, some of our investments, and our ability to finance those investments at acceptable rates, or at all.

Recent developments in the availability of financing for certain real estate sectors, including the residential mortgage sector and the home builders sector, may adversely affect the realizable value of, and return on, some of our investments, and our ability to finance those investments at acceptable rates, or at all. We invest in various securities that have direct or indirect exposure to the residential mortgage sector, including the “subprime” sectors of that market, and the homebuilder sector. At June 30, 2007, 18.1% and 12.4% of our TruPS and subordinated debentures were issued by issuers in the residential mortgage sector and the homebuilder sector, respectively. We also hold investments, or may in the future make investments, in companies whose businesses have or will have exposure, directly or indirectly, to the residential mortgage sector or homebuilder sector. Moreover, we also hold investment grade and non-investment grade mortgage-backed securities representing interests in pools of residential mortgage loans, some of which may be characterized as subprime loans. While we believe that we have properly recorded the carrying value of all of our investments, third parties may value these investments differently than us, which may affect our cost of financing these investments.

To the extent that the credit quality of any of our investments is adversely affected by exposure to these real estate sectors and we or (if we rely upon or are affected by a third party valuation) a third party determine to mark down the estimated value of that investment, we may be required to repay some portion or all of any related financing as a result of requirements to maintain specified levels of asset value, provisions relating to the amount of permissible borrowings to asset value or otherwise. Also, we finance some of our investments in mortgage-backed securities and residential mortgages through repurchase agreement facilities which contain “mark-to market” provisions. If a repurchase agreement counterparty marks down the value of our investment, we may be required to provide additional collateral to the counterparty. Failure to do so could result in the sale of the assets subject to the repurchase agreement by the counterparty and the loss of some or all of our investment. To the extent any of these investments collateralize our securitizations and are determined to be impaired, we may experience a reduction or elimination of returns to us in those securitizations for an indefinite time and substantial losses attributable to such impairment.

If companies in which we invest are themselves directly or indirectly invested in residential mortgage loans and are thereby exposed to changes in the value of residential mortgage loans, the value of our investment in those companies may be temporarily or permanently impaired by movements in the market for residential mortgage loans or securities backed by such loans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) The information required by clause (a) of this Item has been disclosed in our current report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/1/2007 - 4/30/2007	2,717,600	(1)	$27.34	2,717,600	(1)		(1)
5/1/2007 - 5/31/2007	—		—	—		—
6/1/2007 - 6/30/2007	—		—	—		—

Total	2,717,600		$27.34	2,717,600

(1)	All of these shares were purchased in connection with a share repurchase plan adopted by our board of trustees in April 2007 in connection with our notes offering. Our board of trustees authorized the repurchase of an amount of common shares worth up to 25% of the aggregate principal amount of the notes, or $106,250,000. We repurchased these common shares for an aggregate purchase price, including commission costs, of $74,381,000. This repurchase plan was publicly announced on April 13, 2007. We do not intend to make further repurchases under this repurchase plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 22, 2007, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 10, 2007, the voting results were as follows:

(a)	Each of the following nominees was elected to the Board of Trustees as follows:

TRUSTEE	VOTES FOR	VOTES WITHHELD	VOTES ABSTAIN	BROKER NON-VOTE
Betsy Z. Cohen	53,673,391	3,291,411	0	0
Daniel G. Cohen	54,575,621	2,389,181	0	0
Edward S. Brown	56,850,695	114,107	0	0
Frank A. Farnesi	56,852,417	112,385	0	0
S. Kristin Kim	56,856,751	108,051	0	0
Arthur Makadon	56,849,061	115,741	0	0
Daniel Promislo	56,832,644	132,158	0	0
John F. Quigley, III	56,842,083	122,719	0	0
Murray Stempel, III	55,836,706	1,128,096	0	0

(b)	The proposal to approve the selection of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAIN	BROKER NON-VOTE
56,793,628	63,669	107,502	0

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) The exhibits filed as part of this quarterly report on Form 10-Q are identified in the exhibit index immediately following the signature page of this Report. Such Exhibit Index is incorporated herein by reference.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAIT FINANCIAL TRUST
(Registrant)

Date: August 8, 2007	By:	/s/ Daniel G. Cohen
Daniel G. Cohen, Chief Executive Officer and Trustee
(Principal Executive Officer)

Date: August 8, 2007	By:	/s/ Jack E. Salmon
Jack E. Salmon, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 8, 2007	By:	/s/ James J. Sebra
James J. Sebra, Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (6)

3.1.6	Certificate of Correction to the Series A Articles Supplementary. (6)

3.1.7	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

3.1.8	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.2	By-laws. (1)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (5)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (9)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust, as issuer, or RAIT, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (10)

4.6	Notation of Guarantee by RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors. (10)

4.7	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (10)

10.1	RAIT 2005 Equity Compensation Plan, or ECP, Form of Unit Award to Cover Grants to Employees adopted January 24, 2007. (11)

10.2	ECP Form of Unit Award to Cover Grants to Section 16 Officers adopted January 24, 2007. (11)

10.3	Employment Agreement dated as of May 22, 2007 by and between RAIT and James J. Sebra (12)

15.1	Awareness Letter from Independent Accountants.

31.1	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).

(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).

(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).

(4)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

(5)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).

(6)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).

(7)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).

(8)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on July 2, 2007 (File No. 1-14760).

(9)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).

(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).

(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 27, 2007 (File No. 1-14760).

(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 24, 2007 (File No. 1-14760).