Form 10-Q
period 2007-09-30
RAIT Financial Trust
filed 2007-11-09
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

A total of 61,012,934 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding as of November 7, 2007.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of September 30, 2007	As of December 31, 2006
Assets
Investments in securities
Available-for-sale securities	$3,932,155	$3,978,999
Security-related receivables	1,488,750	1,159,312

Total investments in securities	5,420,905	5,138,311
Investments in mortgages and loans, at amortized cost
Residential mortgages and mortgage-related receivables	4,167,907	4,676,950
Commercial mortgages, mezzanine loans and other loans	2,235,102	1,250,945
Allowance for losses	(15,594)	(5,345)

Total investments in mortgages and loans	6,387,415	5,922,550
Investments in real estate interests	284,655	139,132
Cash and cash equivalents	176,590	99,367
Restricted cash	441,040	292,869
Accrued interest receivable	139,559	111,238
Warehouse deposits	35,202	44,618
Other assets	43,425	42,274
Deferred financing costs, net of accumulated amortization of $2,588 and $1,709, respectively	54,980	16,729
Intangible assets, net of accumulated amortization of $49,226 and $3,175, respectively	76,954	121,046
Goodwill	75,619	132,372

Total assets	$13,136,344	$12,060,506

Liabilities and Shareholders’ equity
Indebtedness
Repurchase agreements and other indebtedness	$345,162	$1,255,518
Mortgage-backed securities issued	3,901,661	3,697,291
Trust preferred obligations	437,220	643,639
CDO notes payable	6,648,571	4,855,743
Convertible senior notes	425,000	—

Total indebtedness	11,757,614	10,452,191
Accrued interest payable	102,442	67,393
Accounts payable and accrued expenses	17,402	22,930
Deferred taxes, borrowers’ escrows and other liabilities	193,816	158,197
Distributions payable	31,505	39,118

Total liabilities	12,102,779	10,739,829
Minority interest	6,303	124,273
Shareholders’ equity
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized; 7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	—
Common shares, $0.01 par value per share, 200,000,000 shares authorized, 61,000,401 and 52,151,412 issued and outstanding, including 276,709 and 430,516 unvested restricted share awards, respectively	607	517
Additional paid in capital	1,564,277	1,218,667
Accumulated other comprehensive income (loss)	(191,875)	(3,085)
Retained earnings (deficit)	(345,814)	(19,746)

Total shareholders’ equity	1,027,262	1,196,404

Total liabilities and shareholders’ equity	$13,136,344	$12,060,506

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2007	2006	2007	2006
Revenue:
Investment interest income	$232,987	$27,432	$672,053	$71,775
Investment interest expense	(186,926)	(7,617)	(526,827)	(19,516)
Provision for losses	(6,099)	—	(10,662)	—
Change in fair value of free-standing derivatives	1,673	—	6,715	—

Net investment income	41,635	19,815	141,279	52,259
Rental income	3,059	2,846	8,083	9,554
Fee and other income	11,325	3,815	20,889	11,702

Total revenue	56,019	26,476	170,251	73,515
Expenses:
Compensation expense	10,187	1,880	24,359	5,551
Real estate operating expenses	3,433	2,399	8,711	6,478
General and administrative	7,008	1,095	19,077	3,159
Depreciation	1,945	307	3,816	917
Amortization of intangible assets	17,473	—	46,051	—

Total expenses	40,046	5,681	102,014	16,105

Income before interest and other income (expense), minority interest, income taxes, and income from discontinued operations	15,973	20,795	68,237	57,410
Interest and other income	6,004	291	15,360	943
Losses on sales of assets	(7,569)	—	(10,329)	—
Unrealized losses on interest rate hedges	(3,122)	—	(2,605)	—
Equity in loss of equity method investments	(49)	(233)	(57)	(233)
Asset impairments	(342,954)	—	(342,954)	—
Minority interest	93,357	(8)	81,482	(18)

Income (loss) before taxes and discontinued operations	(238,360)	20,845	(190,866)	58,102
Income tax (provision) benefit	(1,534)	—	3,546	—

Income (loss) from continuing operations	(239,894)	20,845	(187,320)	58,102
Income (loss) from discontinued operations	(340)	89	(132)	4,231

Net income (loss)	(240,234)	20,934	(187,452)	62,333
Income allocated to preferred shares	(3,357)	(2,519)	(8,403)	(7,557)

Net income (loss) available to common shares	$(243,591)	$18,415	$(195,855)	$54,776

Earnings (loss) per share—Basic:
Continuing operations	$(4.01)	$0.65	$(3.23)	$1.81
Discontinued operations	(0.01)	—	—	0.15

Total earnings (loss) per share—Basic	$(4.02)	$0.65	$(3.23)	$1.96

Weighted-average shares outstanding—Basic	60,664,698	28,120,830	60,581,559	27,977,558

Earnings (loss) per share—Diluted:
Continuing operations	$(4.01)	$0.65	$(3.23)	$1.80
Discontinued operations	(0.01)	—	—	0.15

Total earnings (loss) per share—Diluted	$(4.02)	$0.65	$(3.23)	$1.95

Weighted-average shares outstanding—Diluted	60,664,698	28,256,714	60,581,559	28,102,400

Distributions declared per common share	$0.46	$0.72	$2.10	$1.95

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2007	2006	2007	2006
Net income (loss)	$(240,234)	$20,934	$(187,452)	$62,333
Other comprehensive income (loss):
Change in fair value of cash-flow hedges	(142,226)	(1,205)	(35,006)	(1,205)
Reclassification adjustments associated with unrealized (gains) losses from cash-flow hedges included in net income	3,122	—	2,605	—
Realized (gains) losses on cash-flow hedges reclassified to earnings	(2,734)	—	(5,816)	—
Realized (gains) losses on available-for-sale securities, including asset impairments	285,328	—	288,088	—
Change in fair value of available-for-sale securities	(341,608)	—	(442,152)	—

Total other comprehensive loss before minority interest allocation	(198,118)	(1,205)	(192,281)	(1,205)
Allocation to minority interest	7,234	—	3,491	—

Total other comprehensive income (loss)	(190,884)	(1,205)	(188,790)	(1,205)

Comprehensive income (loss)	$(431,118)	$19,729	$(376,242)	$61,128

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine-Month Periods Ended September 30,
	2007	2006
Operating activities:
Net income (loss)	$(187,452)	$62,333
Adjustments to reconcile net income to cash flow from operating activities:
Minority interest	(81,482)	18
Provision for losses	10,662	—
Amortization of deferred compensation	8,753	599
Depreciation and amortization	49,867	1,295
Amortization of deferred financing costs and debt discounts	21,639	1,018
Accretion of discounts on investments	(6,197)	(45)
(Gain) loss on sale of assets	10,685	(2,789)
Unrealized (gain) loss on interest rate hedges	2,605	—
Equity in loss of equity method investments	57	233
Asset impairments	342,954	—
Unrealized foreign currency gains on investments	(4,100)	—
Changes in assets and liabilities:
Accrued interest receivable	(28,321)	(4,617)
Other assets	(46,200)	(2,093)
Accrued interest payable	35,049	1,077
Accounts payable and accrued expenses	523	2,359
Deferred taxes, borrowers’ escrows and other liabilities	26,281	(5,515)

Cash flow from operating activities	155,323	53,873
Investing activities:
Purchase and origination of securities for investment	(1,683,913)	—
Proceeds from sale of other securities	914,558	—
Purchase and origination of loans for investment	(1,235,912)	(667,925)
Principal repayments on loans	767,610	343,950
Investment in real estate interests	(158,244)	(5,517)
Proceeds from dispositions of real estate interests	12,372	38,787
Increase in restricted cash	(98,800)	—
Decrease in warehouse deposits	9,416	—

Cash flow from investing activities	(1,472,913)	(290,705)
Financing activities:
Repayments on repurchase agreements and other indebtedness	(2,094,754)	(5,037)
Proceeds from repurchase agreements and other indebtedness	1,184,398	251,836
Repayments on residential mortgage-backed securities	(422,556)	—
Proceeds from issuance of residential mortgage-backed securities	616,542	—
Repayments on TruPS obligations	(206,419)	—
Repayments on CDO notes payable	(78,085)	—
Proceeds from issuance of CDO notes payable	1,867,907	—
Proceeds from issuance of convertible senior notes	425,000	—
Acquisition of minority interest in CDOs	(19,914)	—
Distributions to minority interest holders in CDOs	(13,083)	—
Payments for deferred costs	(52,138)	—
Proceeds from cash flow hedges at hedge inception	2,280	—
Preferred share issuance, net of costs incurred	38,681	—
Common share issuance, net of costs incurred	367,452	4,042
Repurchase of common shares	(74,381)	—
Distributions paid to preferred shares	(5,046)	(7,557)
Distributions paid to common shares	(141,071)	(34,211)

Cash flow from financing activities	1,394,813	209,073

Net change in cash and cash equivalents	77,223	(27,759)
Cash and cash equivalents at the beginning of the period	99,367	71,420

Cash and cash equivalents at the end of the period	$176,590	$43,661

Supplemental cash flow information:
Cash paid for interest	$442,618	$21,613
Cash paid for taxes	12,428	—
Non-cash decrease in goodwill	56,753	—
Distributions payable	31,505	20,272

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust
Notes to Consolidated Financial Statements
As of September 30, 2007
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

b. Principles of Consolidation

The consolidated financial statements reflect our accounts and those accounts of our majority-owned and/or controlled subsidiaries. We also consolidate entities that are variable interest entities, or VIEs, where we have determined that we are the primary beneficiary of such entities. The portions of these entities that we do not own are presented as minority interest as of the dates and for the periods presented in the consolidated financial statements. We allocate income (loss) to minority interest based on their respective ownership of our underlying subsidiaries. Losses are allocated to minority interest to the extent their capital accounts can absorb their allocated losses, any excess losses over their capital accounts are allocated to us. All intercompany accounts and transactions have been eliminated in consolidation.

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

d. Investments

We invest in debt securities, residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other types of real estate-related assets. We account for our investments in securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted, or SFAS No. 115, and designate each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value is based primarily on quoted market prices from independent pricing sources when available for actively traded securities or discounted cash flow analyses developed by management using current interest rates and other market data for securities without an active market. Our estimate of fair value is subject to a high degree of subjectivity based upon market conditions and management assumptions. Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

RAIT Financial Trust
Notes to Consolidated Financial Statements
As of September 30, 2007
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

We account for our investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other loans at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income on a level yield basis over the terms of the loans. Mortgage-related receivables represent loan receivables secured by residential mortgages, the legal title to which is held by our consolidated securitizations. These residential mortgages were transferred to the consolidated securitizations in transactions accounted for as financings under SFAS No. 140. Mortgage-related receivables maintain all of the economic attributes of the underlying residential mortgages and all benefits or risks of that ownership inure to the trust subsidiary.

We use our judgment to determine whether an investment in securities has sustained an other-than-temporary decline in value. If management determines that an investment in securities has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings, and we establish a new cost basis for the investment. Our evaluation of an other-than-temporary decline is dependent on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the estimated fair value of the investment in relation to our cost basis; the financial condition of the related entity; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery of the fair value of the investment.

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

e. Transfers of Financial Assets

We account for transfers of financial assets under SFAS No. 140 as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is accounted for as a financing. Financial assets that are treated as sales are removed from our accounts with any realized gain (loss) reflected in earnings during the period of sale. Financial assets that are treated as financings are maintained on the balance sheet with proceeds received from the legal transfer reflected as securitized borrowings, or security-related receivables.

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

RAIT Financial Trust
Notes to Consolidated Financial Statements
As of September 30, 2007
(Unaudited and dollars in thousands, except share and per share amounts)

Management evaluates loans for non-accrual status each reporting period. Payments received for loans on non-accrual status are applied to principal until the loan is removed from non-accrual status. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. Origination fees and direct loan origination costs are deferred and amortized to net investment income, using the effective interest method, over the contractual life of the underlying loan security or loan, in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, or SFAS No. 91. We recognize interest income from interests in certain securitized financial assets on an estimated effective yield to maturity basis. Management estimates the current yield on the amortized cost of the investment based on estimated cash flows after considering prepayment and credit loss experience.

2)	Structuring fees—We receive structuring fees for services rendered in connection with the formation of CDO securitization entities. The structuring fee is a contractual fee paid when the related services are completed. The structuring fee is a negotiated fee with the investment bank acting as placement agent for the CDO securities and is capitalized by the securitization entity as a deferred financing cost. We may decide to invest in the debt or equity securities issued by securitization entities. We evaluate our investment in these entities under FASB Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities”, or FIN 46R, to determine whether the entity is a VIE, and, if so, whether or not we are the primary beneficiary. If we are determined to be the primary beneficiary, we will consolidate the accounts of the securitization entity and, upon consolidation, we eliminate intercompany transactions, specifically the structuring fees and deferred financing costs paid. During the three-month and nine-month periods ending September 30, 2007, structuring fees totaling $0 and $11,413, respectively, were eliminated upon consolidation of securitization entities.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by providing (a) ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, and (c) providing financial consulting to our borrowers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. During the three-month and nine-month periods ended September 30, 2007, we recognized $9,513 of origination fees as they met the requirements above and we concluded that the originated investment would not be included in our consolidated financial statements. Asset management fees are an administrative cost of a securitization entity and are paid by the administrative trustee on behalf of its investors. These asset management fees are recognized when earned and are paid quarterly. Asset management fees from consolidated CDOs are eliminated in consolidation. During the three-month and nine-month periods ended September 30, 2007, we earned $7,946 and $20,756, respectively, of asset management fees, of which we eliminated $6,300 and $16,538, respectively, upon consolidation of CDOs of which we are the primary beneficiary.

g. Off-Balance Sheet Arrangements

We maintain warehouse financing arrangements with various investment banks and engage in CDO securitizations. Prior to the completion of a CDO securitization, our warehouse providers acquire investments in accordance with the terms of the warehouse facilities. We are paid the difference between the interest earned on the investments and the interest charged by the warehouse providers from the dates on which the respective investments were acquired. We bear the first dollar risk of loss, up to our warehouse deposit amount, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period and, in either case, the warehouse provider is required to liquidate the securities at a loss. These off-balance sheet arrangements are not consolidated because our risk of loss is generally limited to the cash collateral held by the warehouse providers and our warehouse facilities are not special purpose vehicles. However, since we hold an implicit variable interest in many entities funded under our warehouse facilities, we often consolidate the Trust VIEs while the trust preferred securities, or TruPS, they issue are held on the warehouse lines. These warehouse facilities are considered free-standing derivatives and are recorded at fair value in our financial statements. Changes in fair value are reflected in earnings in the respective period.

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

RAIT Financial Trust
Notes to Consolidated Financial Statements
As of September 30, 2007
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

j. Goodwill and Intangible assets

On December 11, 2006, we acquired all of the outstanding common shares of Taberna. Refer to our Annual Report on Form 10-K for additional information regarding this acquisition. As part of purchase accounting, we allocated the purchase price to the net assets acquired, including identifiable intangible assets. As of December 31, 2006, we made a preliminary purchase price accounting allocation and were in the process of obtaining appraisals from third party valuation specialists and finalizing the allocation of the purchase price. During the nine-month period ended September 30, 2007, we reallocated approximately $56,753 of the original purchase price amongst Taberna’s goodwill, intangible assets, deferred taxes, investments in securities, investments in residential mortgages and mortgage-related receivables and accrued expenses. Ultimately, these reallocations caused a reduction in goodwill of $56,753, an increase in intangible assets of $9,526, a decrease in deferred tax liabilities of $41,558, an increase in the amortized cost basis of investments in securities of $2,761, an increase in the amortized cost basis of residential mortgages and mortgage-related receivables of $1,058 and a decrease in accrued expenses of $1,850. The effect of these adjustments on the amortization of intangible assets and discounts in investments will be reflected in the three months ended September 30, 2007 and thereafter.

Management evaluates goodwill and intangible assets for impairment on an annual basis, and as events and circumstances change, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. Based upon current market and economic conditions, management evaluated the carrying value of its goodwill and intangible assets. Based upon that evaluation, management concluded certain intangible assets were impaired and recorded asset impairment expense of $7,566 for the three-month and nine-month periods ended September 30, 2007. This charge was included in asset impairment expense in the accompanying consolidated statements of operations.

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

RAIT Financial Trust
Notes to Consolidated Financial Statements
As of September 30, 2007
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

NOTE 3: INVESTMENTS IN SECURITIES

The following table summarizes our investments in available-for-sale securities as of September 30, 2007:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon	Weighted Average Years to Maturity
TruPS and subordinated debentures	$4,010,674	$13,194	$(182,513)	$3,841,355	7.9%	27.3
Other securities	106,763	3,472	(19,435)	90,800	11.1%	34.3

Total available-for-sale securities	$4,117,437	$16,666	$(201,948)	$3,932,155	8.0%	27.5

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

The following table summarizes our investments in security-related receivables, as of September 30, 2007:

Investment Description	Amortized Cost	Weighted Average Coupon	Weighted Average Years to Maturity	Estimated Fair Value
TruPS and subordinated debenture receivables	$765,133	7.9%	24.3	$727,606
Unsecured REIT note receivables	386,946	5.6%	9.7	368,659
CMBS receivables(1)	283,156	5.7%	35.4	253,692
Other securities	53,515	7.6%	43.0	48,892

Total	$1,488,750	6.9%	23.3	$1,398,849

(1)	Commercial mortgage-backed securities, or CMBS, receivables include securities with a fair value totaling $202,676 that are rated “BBB+” and “BBB-” by Standard & Poor’s and securities with a fair value totaling $51,016 that are rated between “AAA” and “A-” by Standard & Poor’s.

Our investments in security-related receivables represent securities owned by CDO entities that we account for as financings under SFAS No. 140.

As of September 30, 2007, approximately $320,000 in principal amount of TruPS, subordinated debentures, and subordinated debenture receivables were on non-accrual status and had a weighted-average interest rate of 8.5%.

Management evaluates investments in securities, including security related receivables, for impairment as events and circumstances warrant. As of September 30, 2007, management evaluated its investments in securities and concluded that certain securities were other than temporarily impaired as management does not expect full recovery of our investment. In its evaluation, management considered the estimated fair value of the investment in relation to its cost basis, the financial condition of the borrower and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of our investment. Asset impairment expense of $335,388 was recorded for the three-month and nine-month periods ended September 30, 2007 related to investments in securities and was included in asset impairment expense in the accompanying consolidated statements of operations. This impairment reduced the amortized cost basis of these available-for-sale securities and security-related receivables by $283,078 and $52,310, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2007

(Unaudited and dollars in thousands, except share and per share amounts)

Some of our investments in securities collateralize debt issued through CDO entities. Our TruPS CDO entities are static pools and prohibit, in most cases, the sale of such securities until the mandatory auction call period, typically 10 years from the CDO entity’s inception. At and subsequent to the mandatory auction call date, remaining securities will be offered in the general market and the proceeds from sales of such securities will be used to repay outstanding indebtedness and liquidate the CDO entity. The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of September 30, 2007, CDO notes payable related to investment in securities were collateralized by $4,664,294 in principal amount of TruPS and subordinated debentures and $678,617 principal amount of unsecured REIT note receivables and CMBS receivables. Some of these investments were eliminated upon the consolidation of various VIEs that we consolidate and the corresponding subordinated debentures of the VIEs are included as assets in our consolidated balance sheets.

NOTE 4: INVESTMENTS IN LOANS

Our investments in mortgages and loans are accounted for at amortized cost.

(a) Investments in residential mortgages and mortgage- related receivables:

The following tables summarize our investments in residential mortgages and mortgage-related receivables as of September 30, 2007:

	Unpaid Principal Balance	Unamortized (Discount)	Carrying Amount	Number of Loans and Mortgage- Related Receivables	Weighted Average Interest Rate	Average Contractual Maturity date
3/1 Adjustable rate	$121,776	$(1,079)	$120,697	310	5.6%	August 2035
5/1 Adjustable rate	3,439,238	(16,371)	3,422,867	7,075	5.6%	September 2035
7/1 Adjustable rate	563,228	(4,183)	559,045	1,232	5.7%	July 2035
10/1 Adjustable rate	65,906	(608)	65,298	73	5.7%	June 2035

Total	$4,190,148	$(22,241)	$4,167,907	8,690	5.6%

As of September 30, 2007, approximately 44% of our residential mortgage loans were in the state of California.

As of September 30, 2007, our residential mortgages and mortgage-related receivables were pledged as collateral with mortgage securitizations. These mortgage securitizations have issued mortgage-backed securities with a principal balance outstanding of $3,938,984.

(b) Investments in commercial mortgages, mezzanine loans, and other loans:

The following tables summarize our investments in commercial mortgages, mezzanine loans and other loans as of September 30, 2007:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted Average Interest Rate	Range of Maturity Dates
Commercial mortgages	$1,485,929	$—	$1,485,929	132	8.3%	Nov. 2007 to Aug. 2012
Mezzanine loans	566,441	(3,618)	562,823	170	10.8%	Nov. 2007 to Aug. 2021
Other loans	202,414	806	203,220	12	7.7%	Dec. 2010 to Oct. 2016

Total	2,254,784	(2,812)	2,251,972	314	8.9%

Unearned fees	(16,870)	—	(16,870)

Total	$2,237,914	$(2,812)	$2,235,102

As of September 30, 2007, approximately $41,816 of our commercial mortgages and mezzanine loans were on non-accrual status and had a weighted-average interest rate of 12.5%.

RAIT Financial Trust
Notes to Consolidated Financial Statements
As of September 30, 2007
(Unaudited and dollars in thousands, except share and per share amounts)

(c) Allowance for losses:

We maintain an allowance for losses on our investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other real estate related assets. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, historical trends in adjustable rate residential mortgages (if applicable), the estimated value of underlying collateral, and current and expected future economic conditions. As of September 30, 2007, our allowance for losses was $15,594.

NOTE 5: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financings are collateralized by assets within CDOs or mortgage securitizations. The following provides condensed information regarding our indebtedness as of September 30, 2007 and provides changes in our indebtedness since our December 31, 2006 Form 10-K:

Description	Principal	Unamortized Premium (Discount)	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Contractual Maturity
Repurchase agreements	$212,785	$—	$212,785	5.6% to 6.2%	5.9%	Nov. 2007(1)
Other indebtedness	132,377	—	132,377	5.4% to 8.1%	7.5%	Nov. 2007 to 2037
Mortgage-backed securities issued(2)	3,938,984	(37,323)	3,901,661	4.6% to 5.8% (3)	5.1%	2035
Trust preferred obligations	437,220	—	437,220	6.8% to 9.0%	7.4%	2035
CDO notes payable(2)	6,773,298	(124,727)	6,648,571	4.7% to 10.9%	6.2%	2035 to 2046
Convertible senior notes	425,000	—	425,000	6.9%	6.9%	2027

Total indebtedness	$11,919,664	$(162,050)	$11,757,614

(1)	We intend to repay or re-negotiate and extend our repurchase agreements as they mature.
(2)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(3)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.

Financing arrangements we entered into or terminated during the nine-month period ended September 30, 2007 were as follows:

(a)	Repurchase agreements:

As of September 30, 2007, we were party to several repurchase agreements that had $212,785 in borrowings outstanding. We use repurchase agreements to finance our retained interests in mortgage securitizations that we sponsor, residential mortgages prior to their long-term financing, retained interests in our CDOs, and other securities, including REMIC interests. Our repurchase agreements contain standard market terms and generally renew between one and 30 days. As these investments incur prepayments or change in fair value, we are required to ratably reduce our borrowings outstanding under repurchase agreements. During the three and nine month periods ended September 30, 2007, we repaid $699,474 and $961,397, respectively, of our repurchase agreements.

(b)	Other indebtedness:

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

RAIT Financial Trust
Notes to Consolidated Financial Statements
As of September 30, 2007
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

Other indebtedness includes secured credit facilities with three financial institutions with total capacity as of September 30, 2007 of $110,000. As of September 30, 2007, we have borrowed approximately $28,546 on these credit facilities leaving approximately $81,454 of availability as of September 30, 2007. Our credit facilities are secured by commercial mortgages and mezzanine loans.

(c)	Mortgage-backed securities issued:

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

(d)	CDO Notes Payable:

On March 29, 2007, we closed Taberna Preferred Funding VIII, Ltd., a $772,000 CDO transaction that provides financing for investments consisting of TruPS issued by REITs and real estate operating companies, senior and subordinated notes issued by real estate entities, commercial mortgage-backed securities, other real estate interests, senior loans and CDOs issued by special purpose issuers that own a portfolio of commercial real estate loans. The investments that are owned by Taberna Preferred Funding VIII are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. Taberna Preferred Funding VIII received commitments for $712,000 of CDO notes payable, all of which have been issued at par to investors as of September 30, 2007. As of September 30, 2007, we retained $18,000 of notes rated “AA” by Standard & Poor’s, $50,000 of the notes rated between “BBB” and “BB” and all $60,000 of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 4.90%. All of the notes mature in 2037, although Taberna Preferred Funding VIII may call the notes at par at any time after May 2017. The notes rated AA that we have retained, bear interest at a rate of LIBOR plus 0.70% and the notes rated between BBB and BB that we have retained, bear interest at rates ranging from LIBOR plus 2.85% to LIBOR plus 4.90%. As of September 30, 2007, we financed our investment in the notes we retained through $11,952 of borrowings under our existing repurchase agreement bearing interest at a rate of LIBOR plus 0.28%.

On June 7, 2007, we closed RAIT Preferred Funding II, Ltd., a $832,923 CDO transaction that provides financing for commercial and mezzanine loans. RAIT Preferred Funding II received commitments for $722,700 of CDO notes payable, all of which were issued at par to investors as of September 30, 2007. As of September 30, 2007, we retained $20,025 of the notes rated between “A” and “A-” by Standard & Poor’s, $65,925 of the notes rated between “BBB+” and “BB” by Standard & Poor’s and all $110,223 of the preference shares. The investments that are owned by RAIT Preferred Funding II are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.29% to LIBOR plus 4.00%. All of the notes mature in 2045, although RAIT Preferred Funding II may call the notes at par at any time after June 2017. The notes rated between A and A- that we have retained, bear interest at rates ranging from LIBOR plus 1.15% to LIBOR plus 1.40% and the notes rated between BBB+ and BB that we have retained, bear interest at rates ranging from LIBOR plus 2.10% to LIBOR plus 4.00%. We financed our investment in the notes we retained through $27,963 of borrowings under our existing repurchase agreements bearing interest at rates ranging from LIBOR plus 0.20% to LIBOR plus 0.75%.

RAIT Financial Trust
Notes to Consolidated Financial Statements
As of September 30, 2007
(Unaudited and dollars in thousands, except share and per share amounts)

On June 28, 2007, we closed Taberna Preferred Funding IX, Ltd., a $757,500 CDO transaction that provides financing for investments consisting of TruPS issued by REITs and real estate operating companies, senior and subordinated notes issued by real estate entities, commercial mortgage-backed securities, other real estate interests, senior loans and CDOs issued by special purpose issuers that own a portfolio of commercial real estate loans. The investments that are owned by Taberna Preferred Funding IX are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. Taberna Preferred Funding IX received commitments for $705,000 of CDO notes payable, all of which were issued at par to investors as of September 30, 2007. As of September 30, 2007, we retained $45,000 of the notes rated between “AAA” and “A-” by Standard & Poor’s, $89,000 of the notes rated between “BBB” and “BB” by Standard & Poor’s and all $52,500 of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 5.50%. All of the notes mature in 2038, although Taberna Preferred Funding IX may call the notes at par at any time after May 2017. The notes rated between AAA and A- that we have retained, bear interest at rates ranging from LIBOR plus 0.65% to LIBOR plus 1.90% and the notes rated between BBB and BB that we have retained, bear interest at rates ranging from LIBOR plus 3.25% to LIBOR plus 5.50%. We financed our investment in the notes we retained through $53,562 of borrowings under our existing repurchase agreements bearing interest at rates ranging from LIBOR plus 0.15% to LIBOR plus 0.85%.

During the third quarter, several of our consolidated CDOs, Taberna Preferred Funding II through Taberna Preferred Funding VI failed overcollateralization (“OC”) trigger tests which resulted in a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to sequentially paydown the outstanding principal balance of the most senior noteholders. The OC tests failures were due to defaulted collateral assets and credit risk securities. During the three months ended September 30, 2007, approximately $8,715 of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of September 30, 2007, the CDO notes payable are collateralized by $4,664,294, before fair value adjustments, of principal amount of TruPS and subordinated debentures, $678,617 of principal amount of unsecured REIT note receivables and CMBS receivables and $1,896,835 in principal amount of commercial mortgages, mezzanine loans and other loans. A portion of the TruPS that collateralize CDO notes payable are eliminated upon the consolidation of various Trust VIE entities that we consolidate. The corresponding subordinated debentures of the Trust VIE entities are included as investments in securities in our consolidated balance sheet.

(e)	Convertible Senior Notes:

On April 18, 2007, we issued and sold in a private offering to qualified institutional buyers, $425,000 aggregate principal amount of 6.875% convertible senior notes due 2027, or the senior notes. After deducting the initial purchaser’s discount and the estimated offering expenses, we received approximately $414,250 of net proceeds. Interest on the senior notes is paid semi-annually and the senior notes mature on April 15, 2027.

Prior to April 20, 2012, the senior notes will not be redeemable at RAIT’s option, except to preserve RAIT’s status as a REIT. On or after April 20, 2012, RAIT may redeem all or a portion of the senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any. senior note holders may require RAIT to repurchase all or a portion of the senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any, on the senior notes on April 15, 2012, April 15, 2017, and April 15, 2022, or upon the occurrence of certain change in control transactions prior to April 20, 2012.

Prior to April 15, 2026, upon the occurrence of specified events, the Senior Notes will be convertible at the option of the holder at an initial conversion rate of 28.6874 shares per $1,000 principal amount of Senior Notes. The initial conversion price of $34.86 represents a 27.5% premium to the per share closing price of $27.34 on the date the offering was priced. Upon conversion of Senior Notes by a holder, the holder will receive cash up to the principal amount of such Senior Notes and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, at the option of RAIT in cash or RAIT’s common shares. The initial conversion rate is subject to adjustment in certain circumstances. We include the senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on our indebtedness.

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the

RAIT Financial Trust
Notes to Consolidated Financial Statements
As of September 30, 2007
(Unaudited and dollars in thousands, except share and per share amounts)

hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of September 30, 2007, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

Foreign Currency Derivatives

We have entered into various foreign currency derivatives to hedge our exposure to changes in the value of a U.S. dollar as compared to foreign currencies, primarily the Euro. Our foreign currency derivatives are recorded at fair value in our financial statements, with changes in fair value recorded in earnings.

The following table summarizes our interest rate hedge agreements and foreign currency derivatives as of September 30, 2007:

Hedge Product	Hedged Item	Aggregate Notional	Strike	Maturity	Fair Value as of September 30, 2007	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Hedges Ineffectiveness Reclassified to Earnings Gains (Losses)
Interest rate swaps	CDO notes payable	$653,750	3.9% to 5.2%	Aug. 2010 to Nov. 2015	$7,665	$(1,766)	$497
Interest rate swaps	CDO notes payable	450,500	4.6% to 5.6%	Nov. 2010 to Nov. 2015	2,104	(215)	152
Interest rate and basis swaps	CDO notes payable	396,625	4.9% to 5.6%	February 2016	(4,797)	490	(434)
Interest rate swaps	CDO notes payable	300,000	5.1% to 5.3%	Feb. 2011 to Feb. 2016	(2,792)	378	(518)
Interest rate swaps	CDO notes payable	502,860	5.1% to 5.9%	Oct. 2011 to Oct. 2016	(15,303)	2,108	(630)
Interest rate swaps	CDO notes payable	480,000	5.4% to 5.9%	July 2016 to Aug. 2016	(10,753)	1,313	(501)
Interest rate cap	CDO notes payable	15,000	8.5%	August 2031	295	—	—
Interest rate swaps	CDO notes payable	421,151	5.0% to 5.8%	Mar. 2010 to Nov. 2019	(230)	878	(83)
Interest rate swaps	CDO notes payable	375,000	5.3% to 6.3%	May 2017	(17,487)	—	(260)
Interest rate cap	CDO notes payable	36,000	8.5%	August 2031	647	—	—
Interest rate swaps	CDO notes payable	530,256	5.0% to 5.6%	Jan. 2010 to Sept. 2016	(8,989)	(27)	(20)
Interest rate swaps	CDO notes payable	382,500	5.2%	Aug. 2012 to Aug. 2016	(6,492)	(11)	37
Interest rate swap (1)	RMBS issued	—	—	—	—	2,537	(861)
Interest rate swap (2)	Other indebtedness	—	—	—	—	282	—
Interest rate swaps	Repurchase agreements	94,300	4.6% to 4.9%	Oct. 2010 to Dec. 2012	(102)	(151)	16
Currency option	EUR-USD exchange rate	8,859	1.2633 EUR-USD	Nov. 2007 to May 2009	13	—	—

Total Portfolio/ Weighted Average		$4,646,801			$(56,221)	$5,816	$(2,605)

(1)	The interest rate swap agreement was terminated during the three-month period ended June 30, 2007. As of September 30, 2007, the accumulated other comprehensive income balance, net of accumulated amortization, associated with this interest rate swap agreement was $10,419.
(2)	The interest rate swap agreement was terminated during the three-month period ended September 30, 2007.

Amounts reclassified to earnings associated with effective cash flow hedges are reported in investment interest expense and the fair value of these hedge agreements is included in other assets or other liabilities.

Free-Standing Derivatives

We maintain arrangements with various investment banks regarding CDO securitizations and warehouse facilities that are free-standing derivatives under SFAS No. 133. Prior to the completion of a CDO securitization, investments are acquired by the warehouse providers in accordance with the terms of the warehouse facilities. In general, we receive the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse facilities from the dates on which the respective securities are acquired. Under the warehouse agreements, we are required to

RAIT Financial Trust
Notes to Consolidated Financial Statements
As of September 30, 2007
(Unaudited and dollars in thousands, except share and per share amounts)

deposit cash collateral with the warehouse provider and as a result, we bear the first dollar risk of loss, and in some cases share the first dollar risk of loss, up to our warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, if the warehouse facility is required to liquidate the securities at a loss. The terms of the warehouse facilities are generally at least nine months.

As of September 30, 2007, we had $35,202 of cash and other collateral held by warehouse providers. We have also pledged up to $20,000 of our collateral management fees that we receive from certain CDO’s as additional collateral on one of our warehouse facilities. On September 13, 2007, in connection with closing the second European CDO financing, we fulfilled all of our existing obligations and funding commitments under the related off-balance sheet warehouse and terminated that facility. The warehouse provider retained €75,000 in aggregate principal amount of securities that were not transferred to the CDO issuer. Until such time that these retained securities are liquidated, to the mutual satisfaction of both parties, we have agreed to deposit €5,000, or $7,131 as of September 30, 2007, of the €17,500 in principal amount of the subordinated notes of this CDO which we purchased at closing, with the warehouse provider. Upon full satisfaction, we expect the return of the €5,000 of subordinated notes which are included in warehouse deposits in our consolidated balance sheets. This arrangement and our warehouse facilities are deemed to be derivative financial instruments and are recorded at fair value each accounting period with the change in fair value recorded in earnings.

A summary of our warehouse facilities is as follows (dollars in thousands):

Warehouse Facility	Warehouse Availability	Funding as of September 30, 2007	Remaining Availability	Maturity
Merrill Lynch International	$400,000	$242,000	$158,000	Nov. 2007 to Mar. 2008
Bear, Stearns & Co. Inc.	700,000	26,875	673,125	Jan. 2008 to Mar. 2008

Total	$1,100,000	$268,875	$831,125

The $831,125 of remaining financing availability can be used to acquire additional TruPS securities upon obtaining the approval of the warehouse provider. The current credit environment may cause us to limit the amount of additional borrowings we undertake under these facilities or result in higher financing costs or increased cash collateral requirements. The financing costs of these warehouse facilities are based on one-month LIBOR plus 50 basis points.

On June 25, 2007, one of our subsidiaries provided an option to a warehouse provider to issue a credit default swap with regard to four reference securities, each with a notional amount of $50,000. The reference securities are CDO notes payable issued by four of our consolidated CDOs. The option is contingent upon (i) the termination of our warehouse line agreement and (ii) our failure to purchase the underlying collateral at an amount which results in no loss to the warehouse provider. This option terminates in January 2008 and had no fair value as of September 30, 2007.

NOTE 7: SHAREHOLDERS’ EQUITY

On January 23, 2007, the compensation committee of our board of trustees, or compensation committee, awarded 408,517 phantom units, valued at $14,997 using our closing stock price of $36.71, to various employees and trustees. The awards generally vest over four year periods for employees and immediately for trustees. On May 22, 2007, the compensation committee awarded 33,510 phantom units, valued at $965 using our closing stock price of $28.81, to various employees. The awards vest over four year periods. On July 24, 2007, the compensation committee awarded our trustees 9,562 phantom units, valued at $175. The awards vested immediately.

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

RAIT Financial Trust
Notes to Consolidated Financial Statements
As of September 30, 2007
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

On April 18, 2007, in connection with our senior notes offering referred to above, we used a portion of the net proceeds to repurchase 2,717,600 of our common shares at a price of $27.34 per share (the closing price on April 12, 2007) for an aggregate purchase price of $74,381, including costs.

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

On July 24, 2007, our board of trustees declared a third quarter 2007 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.523872 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends were paid on October 1, 2007 to holders of record on September 4, 2007. Our board of trustees also adopted a share repurchase plan that authorizes us to purchase up to $75,000 of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions. We have not repurchased any common shares under this plan as of September 30, 2007.

On September 10, 2007, our board of trustees declared a third quarter 2007 distribution of $0.46 per common share totaling $28,060 that were on October 12, 2007 to shareholders of record as of September 21, 2007.

On October 23, 2007, our board of trustees declared a fourth quarter 2007 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.5546875 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends will be paid on December 31, 2007 to holders of record on December 3, 2007.

RAIT Financial Trust
Notes to Consolidated Financial Statements
As of September 30, 2007
(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 8: EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2007 and 2006:

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2007	2006	2007	2006
Income (loss) from continuing operations	$(239,894)	$20,845	$(187,320)	$58,102
Income allocated to preferred shares	(3,357)	(2,519)	(8,403)	(7,557)

Income (loss) from continuing operations available to common shares	(243,251)	18,326	(195,723)	50,545
Income (loss) from discontinued operations	(340)	89	(132)	4,231

Net income (loss) available to common shares	$(243,591)	$18,415	$(195,855)	$54,776

Weighted-average shares outstanding—Basic	60,664,698	28,120,830	60,581,559	27,977,558
Dilutive securities under the treasury stock method (1)	—	135,884	—	124,842

Weighted-average shares outstanding—Diluted	60,664,698	28,256,714	60,581,559	28,102,400

Earnings (loss) per share—Basic:
Continuing operations	$(4.01)	$0.65	$(3.23)	$1.81
Discontinued operations	(0.01)	—	—	0.15

Total earnings (loss) per share—Basic	$(4.02)	$0.65	$(3.23)	$1.96

Earnings (loss) per share—Diluted:
Continuing operations	$(4.01)	$0.65	$(3.23)	$1.80
Discontinued operations	(0.01)	—	—	0.15

Total earnings (loss) per share—Diluted	$(4.02)	$0.65	$(3.23)	$1.95

(1)	There were no dilutive securities under the treasury stock method during the three-month and nine-month periods ended September 30, 2007.

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

a). Shared Services—We share office space and related resources with Cohen & Company. For services relating to structuring and managing our investments in CMBS and RMBS, we pay an annual fee ranging from 2 to 20 basis points on the amount of the investments, based on the rating of the security. For investments in whole residential mortgage loans, we pay an annual fee of 1.5 basis points on the amount of the investments. In respect of other administrative services, we pay an amount equal to the cost of providing those services plus 10% of such cost. During the three-month and nine-month periods ended September 30, 2007, we incurred total shared service expenses of approximately $277 and $872, respectively, which have been included in general and administrative expense in the accompanying consolidated statements of operations.

b). Office Lease—We maintain sub-lease agreements for shared office space and facilities with Cohen & Company. Rent expense during the three-month and nine-month periods ended September 30, 2007 relating to these leases was $12 and $53, respectively, and has been included in general and administrative expense in the accompanying consolidated statements of operations. Future minimum lease payments due over the remaining term of the leases are approximately $434.

RAIT Financial Trust
Notes to Consolidated Financial Statements
As of September 30, 2007
(Unaudited and dollars in thousands, except share and per share amounts)

c). Fees—Cohen & Company provides origination services for our investments and placement and structuring services for certain debt and equity securities issued by our CDO securitizations. For these services, during the three-month and nine-month periods ended September 30, 2007, Cohen & Company received approximately $0 and $6,486, respectively, in origination, structuring and placement fees.

d). Non-Competition Agreement—As part of the spin-off of Taberna from Cohen & Company in April 2005 and before our acquisition of Taberna in December 2006, Taberna and Cohen & Company entered into a three-year non-competition agreement ending in April 2008. As part of this agreement, Cohen & Company agreed not to engage in purchasing from, or acting as a placement agent for, issuers of TruPS or other preferred equity securities of real estate investment trusts and other real estate operating companies. Cohen & Company also agreed to refrain from acting as asset manager for any such securities. As part of our acquisition of Taberna, we valued this non-competition agreement as an amortizing intangible asset. As of September 30, 2007, the balance of the intangible asset, net of accumulated amortization, was $7,670.

e). CDO Notes Payable—We sold $20,000 of our Taberna Preferred Funding VIII CDO notes payable rated AAA to third parties using the broker-dealer services of Cohen & Company, for which Cohen & Company received $183 in principal transaction income. We sold $12,750 of our RAIT Preferred Funding II CDO notes payable rated AA to a third party using the broker-dealer services of Cohen & Company. Cohen & Company did not receive any principal transaction income or loss in connection with this transaction. We sold $15,000 of our Taberna Preferred Funding VIII CDO notes payable rated AA to an affiliate of Cohen & Company. Cohen & Company did not receive any principal transaction income in connection with this transaction.

f). Strategos Capital Management—Strategos Capital Management, or Strategos, is an affiliate of Cohen & Company. In October 2006, Taberna engaged Strategos to create and manage a $1.0 billion high-grade asset backed CDO. In second quarter 2007, we decided not to complete this securitization and terminated this agreement in July 2007.

g). Kleros Preferred Funding VIII, Ltd.—Kleros Preferred Funding VIII, Ltd., or Kleros VIII, is a securitization managed by Cohen & Company. In June 2007, we purchased approximately $26,400 in par amount of bonds rated A through BBB issued by Kleros VIII, for a purchase price of approximately $23,997. The bonds have a current fair value of $19,340, a weighted average interest rate of LIBOR plus 5.56% and a maturity date of June 2052.

h). EuroDekania—EuroDekania is an affiliate of Cohen & Company. In September 2007, EuroDekania purchased approximately €10,000 ($13,892) of the subordinated notes and all of the €32,250 ($44,802) BBB-rated debt securities in Taberna Europe CDO II. We invested €17,500 ($24,311) in the total subordinated notes and earn management fees of 35 basis points on the collateral assets owned by this entity. EuroDekania will receive a fee equal to 3.5 basis points of our subordinated collateral management fee or approximately €315 ($449) per annum and is payable to EuroDekania only if we collect a subordinate management fee and EuroDekania retains an investment in the subordinated notes.

The Bancorp, Inc.—Betsy Z. Cohen, our Chairman, is the Chief Executive Officer and a director of The Bancorp, Inc., or Bancorp, and Chairman of the Board and Chief Executive Officer of its wholly-owned subsidiary, The Bancorp Bank, a commercial bank. Daniel G. Cohen, our Chief Executive Officer and a Trustee, is the Chairman of the Board of Bancorp and Vice-Chairman of the Board of Bancorp Bank. We maintain checking and demand deposit accounts at Bancorp. As of September 30, 2007, we had $8,890 of cash and cash equivalents and $114,793 of restricted cash on deposit at Bancorp. We earn interest on our cash and cash equivalents at an interest rate of approximately 3.0% per annum. During the three-month and nine-month periods ended September 30, 2007, we received $200 and $681, respectively, of interest income from Bancorp. During the three-month and nine-month periods ended September 30, 2006, we received $251 and $807, respectively, of interest income from Bancorp. During the three-month and nine-month periods ended September 30, 2007, we paid fees of $20 and $59, respectively, to Bancorp for information system technical support services. During the three-month and nine-month periods ended September 30, 2006, we paid fees of $20 and $50, respectively, to Bancorp for information system technical support services. We sublease a portion of our downtown Philadelphia office space from Bancorp at an annual rental expense based upon the amount of square footage occupied. The sub-lease expires in August 2010 and there are two five-year renewal options. Rent paid to Bancorp was approximately $103 and $341 for the three-month and nine-month periods ended September 30, 2007, respectively. Rent paid to Bancorp was approximately $101 and $269 for the three-month and nine-month periods ended September 30, 2006, respectively.

Pennsview Apartments—We have a $3,369 first mortgage loan secured by Pennsview Apartments that has junior lien against it that is held by an entity controlled by Daniel Cohen. Our loan bears interest at a fixed rate of 8.0%, matures on March 29, 2008 and is paying in accordance with its terms.

RAIT Financial Trust
Notes to Consolidated Financial Statements
As of September 30, 2007
(Unaudited and dollars in thousands, except share and per share amounts)

Eton Park Fund, L.P. and its affiliates—In connection with our sponsorship of Taberna Euro CDO I, we paid Eton Park Fund L.P., or Eton Park, a standby equity commitment fee of $1,000. In exchange for this fee, they agreed to purchase up to €5,500 of the Class F subordinated notes issued by Taberna Euro CDO I. Eton Park owned approximately 6.4% of our common shares when the commitment fee was paid.

Mercury Real Estate Advisors LLC—In March 2007, we purchased approximately $9,000 in par amount of preference shares issued by various CDOs sponsored by Taberna from Mercury Real Estate Advisors LLC, or Mercury, for a purchase price of approximately $8,685. Mercury and its affiliates owned approximately 6.9% of our common shares when we purchased the preference shares.

Brandywine Construction & Management, Inc., or Brandywine, is an affiliate of the spouse of Betsy Z. Cohen, our Chairman, and father of Daniel G. Cohen, our Chief Executive Officer and a Trustee. Brandywine provided real estate management services to three and four properties underlying our real estate interests during the nine-months periods ended September 30, 2007 and 2006, respectively. Management fees of $36 and $109 were paid to Brandywine for the three-month and nine-month periods ended September 30, 2007, respectively, relating to those interests. Management fees of $50 and $278 were paid to Brandywine for the three-month and nine-month periods ended September 30, 2006, respectively, relating to those interests.

NOTE 10: DISCONTINUED OPERATIONS

On September 28, 2007, we sold a property identified as held for sale for $12,500. We recorded a loss of $356 on this sale, which has been included in income (loss) from discontinued operations on the accompanying consolidated statements of operations.

The following table summarizes revenue and expense information for the five properties sold since January 1, 2006:

	For the three-month period ended September 30,		For the nine-month period ended September 30,
	2007	2006	2007	2006
Rental income	$488	$462	$1,481	$7,559
Expenses:
Real estate operating expenses	421	294	1,104	5,702
Depreciation	51	79	153	415

Total expenses	472	373	1,257	6,117

Income (loss) from discontinued operations	16	89	224	1,442
Gain (loss) from discontinued operations	(356)	—	(356)	2,789

Total income (loss) from discontinued operations	$(340)	$89	$(132)	$4,231

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions in the table above will not agree with respective data in the consolidated statements of operations.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Litigation

We are involved from time to time in litigation on various matters, including disputes with tenants of owned properties, disputes arising out of agreements to purchase or sell properties and disputes arising out of our loan portfolio. Given the nature of our business activities, these lawsuits are considered routine to the conduct of our business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. We do not expect that the liabilities, if any, that may ultimately result from such routine legal actions will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

RAIT Financial Trust
Notes to Consolidated Financial Statements
As of September 30, 2007
(Unaudited and dollars in thousands, except share and per share amounts)

Putative Class Action Securities Lawsuits

RAIT Financial Trust, certain of our executive officers and trustees and the lead underwriters involved in our public offering of common shares in January 2007 have been named in one or more of a series of putative class action securities lawsuits filed in August and September 2007 in the United States District Court for the Eastern District of Pennsylvania. These actions purport to assert claims under the Securities Act of 1933 and the Securities Exchange Act of 1934 alleging that, during the proposed class period, RAIT did not adequately disclose that RAIT had provided TruPS to American Home Mortgage Investment Corp, or AHM, that the payment by AHM under the TruPS was supposedly in jeopardy and that RAIT did not adequately reserve for the risk of nonpayment by AHM. The plaintiff further alleges that, as a result, certain of RAIT’s statements, including statements in the registration statement, prospectus and prospectus supplement for RAIT’s January 2007 offering, were materially false and misleading. The action seeks damages in an unspecified amount. These cases have been consolidated under the name In re RAIT Financial Trust Securities Litigation. The court has appointed a lead plaintiff and lead counsel and a consolidated amended complaint will be filed. We believe that the allegations and purported claims in the complaints lack merit and that we have meritorious defenses to them, and we intend to contest the litigation vigorously. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations in the period in which the matter is resolved. We are not presently able to estimate potential losses, if any, related to this litigation.

Shareholders’ Derivative Action

On August 17, 2007, a putative shareholders’ derivative action was filed in the United States District Court for the Eastern District of Pennsylvania by Jess Sarver naming RAIT Financial Trust, as nominal defendant, and certain of our executive officers and trustees as defendants. The complaint in this action alleges that certain of our executive officers and trustees breached their duties to RAIT based on allegations substantially similar to those in the putative class action lawsuits described above. The board of trustees has established a special committee whose jurisdiction includes the Sarver matter as well as consideration of shareholder demand letters which contain similar allegations, and the special committee has been authorized to investigate the allegations in the complaint and in any demand letters and to determine what action, if any, RAIT should take concerning the complaint and any demand letters. On October 10, 2007, a motion to stay pending outcome of the Special Committee’s investigation was filed on behalf of all defendants. On October 25, 2007, pursuant to a stipulation of the parties, the court ordered that the action was stayed pending the completion of the Special Committee’s investigation. The action seeks damages in an unspecified amount. We believe that the allegations and purported claims in the complaint lack merit and that we have meritorious defenses to them, and we intend to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuit is resolved. We are not presently able to estimate potential losses, if any, related to this lawsuit.

Unfunded Loan Commitments

Certain of our commercial mortgages and mezzanine loan agreements contain provisions whereby we are required to advance additional funds to our borrowers for capital improvements and upon the achievement of certain property operating hurdles. As of September 30, 2007, our incremental loan commitments are approximately $143,157, which will be funded from either restricted cash held on deposit or revolving debt capacity dedicated for these purposes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders RAIT Financial Trust

We have reviewed the accompanying consolidated balance sheet of RAIT Financial Trust and subsidiaries as of September 30, 2007 and the related consolidated statements of operations, other comprehensive income (loss) and cash flows for the three-month and nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2007 (except for Note 15, as to which the date is June 21, 2007) (which contains an explanatory paragraph relating to the initial adoption of Financial Accounting Board Statement No. 123R Stock-Based Compensation as discussed in Note 11 to the consolidated financial statements) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

November 8, 2007

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

During the third quarter of 2007, unprecedented disruptions in the credit markets, abrupt and significant devaluations of assets directly or indirectly linked to the U.S. real estate finance markets, and the attendant removal of liquidity, both long and short term, from the capital markets occurred. These conditions have had and will continue to have, an adverse effect on us and companies we finance. Even in the absence of credit events directly affecting financial assets owned by us, including trust preferred securities and residential mortgage-backed securities, the market valuation for those assets has been impaired and our ability to finance them reduced. In particular, trust preferred securities issued by companies in the mortgage finance sector and the home builder sector have been negatively affected. Additionally, defaults of residential mortgages are increasing above historical norms and the rate of housing price appreciation is declining. While these factors are contributing, in part, to the credit and liquidity disruptions, our residential portfolios continue to perform as expected.

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

In the last quarter, we focused on managing our risk exposure to these current developments, reducing our exposure to possible margin calls under repurchase agreements, seeking to conserve our liquidity and generating our adjusted earnings. While we recorded asset impairments as a result of these developments resulting in our reported GAAP net loss, we declared a $0.46 per share common dividend. Our adjusted earnings this quarter were derived primarily from our investments in commercial mortgages and mezzanine loans and, to a lesser degree, our portfolio of residential mortgages as well as origination fee income from our commercial mortgages and mezzanine loans and our European business. While we do not expect to be able to return to the dividend levels paid at the beginning of 2007 in the foreseeable future, we expect to continue to generate fees and cash flow supported by the net investment income of our current investment portfolio. During the last quarter, we reduced our exposure to margin calls by paying down our repurchase agreements balances by $699.5 million to $212.8 million as of September 30, 2007. This effort required us to temporarily curtail our origination of investments, which resulted in lower U.S. origination fees and in less compensation and general administrative expenses being deferred in this quarter. We are seeing opportunities for enhanced returns and expect to begin increasing our rate of originating investments in the future, primarily in commercial mortgages, mezzanine loans and other loans and in originating assets under management in Europe from which we may derive enhanced fees.

Due to the conditions existing in the capital markets, we recorded other than temporary impairment of $343.0 million on our investments in securities and intangible assets offset by $96.0 million in minority interest allocation. Additionally, we increased our loan loss reserves relating to our commercial mortgages and mezzanine loans by $5.4 million and $0.7 million relating to our residential mortgages. These items were the primary driver of our reported net loss to common shareholders’ during the three-month period ended September 30, 2007. While we believe we have appropriately determined the level of impairment and reserves as of September 30, 2007, we cannot assure you that no further temporary or other than temporary impairments or reserves will occur in the future. As discussed in our definition of economic book value, accounting for investments in consolidated entities, primarily our consolidated securitizations, GAAP requires that we absorb temporary or other than temporary impairments in excess of our maximum amount of risk, or our retained investment. As a result, our shareholders’ equity has been reduced by these impairments as of September 30, 2007. See “Economic Book Value.”

In the last quarter, a number of developments adversely affected our available liquidity, including:

•

We received reduced cash from the equity and debt securities we retained in our CDO securitizations in the third quarter due to the redirection of cash within those securitizations to repay senior classes of notes upon the failure of these securitizations to meet certain performance tests. In addition, the redirection of cash flows in those securitizations resulted in the suspension of payment to us of subordinated management fees. We expect these and other of our securitizations will not meet performance tests in the future resulting in continued redirection of cash to senior securities in the securitizations. While these securitizations may resume paying us cash in respect of the securities that we hold in the future or our subordinated management fees, we cannot assure when such payments will resume, if at all. As a consequence of any current or future failures of performance tests in our securitizations, we may experience a further reduction or potentially elimination of returns to us in those securitizations for an indefinite time.

•

The market for securities issued by CDO securitizations collateralized by assets similar to those in our investment portfolio has been severely impacted by the events occurring since July 2007. We were nevertheless able to close our second European securitization in September 2007 raising €900 million ($1.3 billion) and retaining €17.5 million ($25.0 million) representing approximately 41% of the subordinated notes, or equity securities. We will continue to consider securitizations as a financing strategy to grow our investment portfolio, but we expect we will also continue to develop other financing arrangements in response to current market conditions.

•

We have historically relied on repurchase agreements and warehouse lines of credit for short-term financing. We sought to reduce our exposure to repurchase agreements due to volatility in capital markets and lack of liquidity. While we have received a significant number of margin calls, we have met all of the margin calls that we received during the quarter ended September 30, 2007. Our repurchase agreements have been reduced by $699.5 million during the three months ended September 30, 2007 to $212.8 million as of September 30, 2007.

We are actively pursuing additional sources of financing for our commercial real estate business, including expanding and growing our commercial banking relationships and potentially partnering with institutions that are looking to co-invest in the commercial assets we originate. We believe our available cash, restricted cash held by our consolidated and unconsolidated securitizations, availability of our secured credit facilities, cash flows from operations and possibly sales of assets will be sufficient to fund our ongoing liquidity requirements. See “Liquidity and Capital Resources.”

Investors should also read our Current Report on Form 8-K filed on June 25, 2007, which updates Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for a detailed discussion of the following items:

•	interest rate trends,

•	rates of prepayment on mortgages underlying our mortgage portfolio,

•	competition, and

•	other market developments.

Our Investment Portfolio

Please refer to our Annual Report on Form 10-K for additional information regarding each asset class. The table below summarizes our investment portfolio as of September 30, 2007:

	Amortized Cost(1)	Estimated Fair Value(2)	Percentage of Total Portfolio	Weighted- Average Coupon(3)
	(dollars in thousands)
Investments in Securities:
TruPS and subordinated debentures	$4,775,807	$4,568,961	38.2%	7.9%
Unsecured REIT note receivables	386,946	368,659	3.1%	5.6%
CMBS receivables	283,156	253,692	2.0%	5.7%
Other securities	160,278	139,692	1.2%	9.7%

Total investments in securities	5,606,187	5,331,004	44.5%	7.7%
Investments in Mortgages and Loans
Residential mortgages and mortgage-related receivables(4)	4,167,907	4,096,794	34.2%	5.6%
Commercial mortgages and mezzanine loans	2,251,972	2,255,622	18.9%	8.9%

Total investments in mortgages and loans	6,419,879	6,352,416	53.1%	6.8%
Investments in real estate interests	284,655	284,655	2.4%	N/A

Total Portfolio/Weighted Average	$12,310,721	$11,968,075	100.0%	7.2%

(1)	Amortized cost reflects the cost incurred by us to acquire or originate the asset, net of origination discount and other than temporary impairment.
(2)	The fair value of our investments represents our management’s estimate of the price that a willing buyer would pay a willing seller for such assets. Our management bases this estimate on the underlying interest rates and credit spreads for fixed-rate securities and, to the extent available, quoted market prices. The amortized cost of our investments in real estate interests approximates fair value.
(3)	Weighted average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to amortized cost or estimated fair value.
(4)	Our investments in residential mortgages and mortgage-related receivables at September 30, 2007 consisted of investments in adjustable rate residential mortgages. These mortgages bear interest rates that are fixed for three, five, seven and ten year periods, respectively, and reset annually thereafter and are referred to as 3/1, 5/1, 7/1 and 10/1 ARMs, respectively. We financed our investment in these assets through short-term repurchase agreements and long-term securitizations.

A summary of each asset class is as follows:

Commercial real estate loans, including mortgage loans and mezzanine loans.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans and other loans as of September 30, 2007 (dollars in thousands):

	Carrying Amount	Estimated Fair Value	Range of Loan Yields	Weighted Average Interest Rate	Range of Maturities	Number of Loans	% of Total Loan Portfolio
Commercial mortgages	$1,485,929	$1,487,436	7.0% - 19.0%	8.3%	Nov. 2007 – Aug. 2012	132	66.0%
Mezzanine loans	562,823	562,766	7.2% - 17.0%	10.8%	Nov. 2007 – Aug. 2021	170	25.0%
Other loans	203,220	205,420	6.9% - 9.9%	7.7%	Dec. 2010 – Oct. 2016	12	9.0%

Total	$2,251,972	$2,255,622		8.9%		314	100.0%

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans and other loans as of September 30, 2007:

TruPS and subordinated debentures. We originate TruPS and subordinated debentures and finance those investments through CDOs. As of September 30, 2007, we had invested in approximately $4.6 billion of TruPS and subordinated debentures through CDOs that we consolidate. These TruPS and subordinated debentures had a weighted average interest rate of 7.9% as of September 30, 2007. The issuers from whom we purchased our TruPS and subordinated debentures had a weighted average S&P credit rating of BB-, a weighted average ratio of debt to total capitalization of 76.6% and a weighted average interest coverage ratio of 2.3 times. As of September 30, 2007, approximately 83% of our issuers of TruPS and subordinated debentures were publicly traded companies.

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

The chart below describes the industry sector breakdown of our investments in TruPS and subordinated debentures by issuer industry as of September 30, 2007:

Residential mortgage loans. We acquire residential mortgage loans with the intention of holding them for investment, rather than for sale. These mortgage loans have an average FICO score of 738, an average unpaid principal balance of approximately $482,000 and an average loan-to-value ratio of approximately 74.8%. A FICO score is a credit score developed by Fair Isaac & Co., or Fair Isaac, for rating the credit risk of borrowers. FICO scores range from 300-850 and a higher score indicates a lower credit risk. Fair Isaac’s website states that the median FICO score in the United States is 723. As of September 30, 2007, the aggregate delinquent loan balance was approximately 1.7% of the aggregate carrying amount of our residential mortgage loans.

Set forth below is certain information with respect to the residential mortgage loans owned as of September 30, 2007 (dollar amounts in thousands).

	Carrying Amount	Weighted Average Interest Rate	Average Next Adjustment Date	Average Contractual Maturity	Average FICO Score	Number of Loans	%
3/1 ARM	$120,697	5.6%	Aug. 2008	Aug. 2035	732	310	2.9
5/1 ARM	3,422,867	5.6%	July 2010	Sept. 2035	739	7,075	82.1
7/1 ARM	559,045	5.7%	Aug. 2011	July 2035	737	1,232	13.4
10/1 ARM	65,298	5.7%	June 2015	June 2035	749	73	1.6

Total	$4,167,907	5.6%			738	8,690	100.0

The chart below describes the geographic breakdown of the residential mortgage loans we own as of September 30, 2007:

Other Securities, including RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities.

The table and the chart below describe certain characteristics of our mortgage-backed securities and other real estate-related debt securities as of September 30, 2007 (dollars in thousands):

Investment Description	Amortized Cost	Weighted Average Coupon	Weighted Average Years to Maturity	Estimated Fair Value
RMBS	$8,500	5.7%	29.2	$5,275
Unsecured REIT note receivables	386,946	5.6%	9.7	368,659
CMBS receivables	283,156	5.7%	35.4	253,692
Other securities	151,778	9.9%	37.8	134,417

Total	$830,380	6.4%	23.8	$762,043

Ratings Distributions(1)

(1)	As rated by “Standard & Poors.”

Real estate investments and preferred equity interests. As of September 30, 2007, we had approximately $284.7 million of investments in real estate interests and preferred equity interests.

CDO and Securitization Summary

Historically, we have financed our investment portfolio primarily through long-term, match-funded, securitizations. Through securitizations, collateral assets are used to support various classes of debt and equity instruments, generally the classes of debt have credit ratings assigned by several rating agencies. The debt tranches are typically rated based on portfolio quality, diversification and structural subordination. The equity securities issued by the securitization are the “first loss” piece of the capital structure, but they are entitled to all residual amounts available for payment after the obligations to the debt holders have been satisfied. Cash flow from the portfolio of assets is generally used to pay interest first on all of the classes of debt, with the remaining cash flow paid to the equity class. If principal payments occur on the portfolio of assets, those cash flows are generally used to repay principal on the debt, sequentially, in order of seniority. Securitizations generally have various tests, that, upon failure, causes the cash flows for interest and principal payments to be re-directed to repay debt, sequentially, in order of seniority.

As described below, we consolidate a number of the securitizations and thus reflect all of the assets and debt of these entities on our consolidated balance sheets and the related income and expense on our statements of operations. The economic benefit we derive from our consolidated securitizations is affected by the amount of notes and equity issued in connection with the securitization that we retain. The amount of equity and debt that we retain does not appear in our consolidated financial statements as they are eliminated in consolidation. Upon consolidation of the securitization entities, we account for the individual collateral assets and debt securities issued separately, rather than accounting for our retained interest only. Under GAAP, we are required to absorb unrealized losses on consolidated investments even if those unrealized losses are in excess of our maximum value at risk, or our retained interests in those securitizations. While we may temporarily record these unrealized losses in our shareholders’ equity or earnings, those losses would reverse in the future upon the sale of our retained interests or ultimate deconsolidation of the consolidated entity.

As of September 30, 2007, our management team has structured thirteen securitization transactions that we manage. Additionally, we made certain investments in the equity, non-investment grade and investment grade securities issued by several of the securitizations. Our investments made, by securitization, as of September 30, 2007, are as follows:

RAIT’s Retained Interests
CDO	Type Of Collateral	Total Collateral Amount	Investment Grade Debt	Non Investment Grade Debt	Equity Retained	Total Investment	Value of Retained Interests on a GAAP Basis (1)	Value of Retained Interests on an Economic Book Value Basis (1)
Taberna I (2)	TruPS, subordinated debt, CMBS and unsecured REIT notes	$663.0 million	$3.4 million	$—	$—	$3.4 million	$3.1 million	$3.1 million

Taberna II (3)	TruPS, subordinated debt, CMBS and unsecured REIT notes	$983.0 million	$—	$15.5 million	$52.0 million	$67.5 million	$(29.9) million	$—

Taberna III (3)	TruPS, subordinated debt, CMBS and unsecured REIT notes	$745.0 million	$17.0 million	$23.0 million	$30.3 million	$70.3 million	$11.0 million	$23.0 million

Taberna IV (3)	TruPS, subordinated debt, CMBS and unsecured REIT notes	$650.0 million	$6.8 million	$24.4 million	$26.0 million	$57.2 million	$21.8 million	$25.2 million

RAIT’s Retained Interests
CDO	Type Of Collateral	Total Collateral Amount		Investment Grade Debt		Non Investment Grade Debt		Equity Retained		Total Investment		Value of Retained Interests on a GAAP Basis (1)		Value of Retained Interests on an Economic Book Value Basis (1)
Taberna V (3)	TruPS, subordinated debt, CMBS and unsecured REIT notes		$700.0 million		$—		$14.0 million		$33.2 million		$47.2 million		$(41.7) million		$—

Taberna VI (3)	TruPS, subordinated debt, senior secured loans, CMBS and unsecured REIT notes		$689.0 million		$5.5 million		$3.0 million		$30.0 million		$38.5 million		$(5.8) million		$7.2 million

Taberna VII (3)	TruPS, subordinated debt, first mortgages, CMBS and unsecured REIT notes		$665.3 million		$17.5 million		$21.0 million		$30.3 million		$68.8 million		$46.6 million		$46.6 million

Taberna VIII (4) (5)	TruPS, subordinated debt, first mortgages, CMBS and unsecured REIT notes		$750.0 million		$35.0 million		$33.0 million		$60.0 million		$128.0 million		$98.3 million		$98.3 million

Taberna IX (4) (5)	TruPS, subordinated debt, first mortgages, CMBS and unsecured REIT notes		$750.0 million		$89.0 million		$45.0 million		$52.5 million		$186.5 million		$173.9 million		$173.9 million

Taberna Europe I (2) (4)	Subordinated debt, senior loans, CMBS and other real estate-related assets	€ $	600.0 million 856.0 million	€ $	— —	€ $	14.0 million 20.0 million	€ $	11.3 million 16.1 million	€ $	25.3 million 36.1 million	€ $	22.9 million 32.7 million	€ $	22.9 million 32.7 million

Taberna Europe II (2) (4)	Subordinated debt, senior loans, CMBS and other real estate-related assets	€ $	900.0 million 1,284.0 million	€ $	— —	€ $	— —	€ $	17.5 million 25.0 million	€ $	17.5 million 25.0 million	€ $	16.6 million 23.7 million	€ $	16.6 million 23.7 million

RAIT I (6)	Commercial mortgages and mezzanine loans		$973.0 million		$—		$35.0 million		$165.0 million		$200.0 million		$200.0 million		$200.0 million

RAIT II (4) (6)	Commercial mortgages and mezzanine loans		$815.0 million		$55.5 million		$30.5 million		$110.2 million		$196.2 million		$196.2 million		$196.2 million

TOTALS			$10,523.3 million		$229.7 million		$264.4 million		$630.6 million		$1,124.7 million		$729.9 million		$829.9 million

(1)	These columns represent the basis of our retained interests in these entities under GAAP principles and under our definition of economic book value. See “Economic Book Value” below for our definition. Under GAAP, we are required to absorb unrealized losses on consolidated investments even if those unrealized losses are in excess of our maximum value at risk, or our investment in those securitizations.

(2)	These CDOs are managed CDOs and are not consolidated. Each of these CDOs are performing and paying cash flow based upon their respective priority of payments within the respective indentures.
(3)	These CDOs are managed and consolidated CDOs. These CDOs are currently failing several of their respective over-collateralization tests due to collateral defaults and are re-directing approximately $10.6 million of cash flow, in the aggregate on a quarterly basis, associated with our retained interests, to repay principal on senior debt. Additionally, while we are collecting $2.2 million of senior management fees on these CDOs, we are not collecting $2.2 million of our subordinate management fees.
(4)	This securitization is currently in its “ramp” period, which means that the securitization is still acquiring collateral. This amount represents the total amount of collateral expected to be owned by the CDO when the ramp period closes. Taberna VIII’s ramp up was completed on October 31, 2007.
(5)	These CDOs are managed and consolidated CDOs. Each of these CDOs are performing and paying cash flow based upon their respective waterfalls. We receive approximately $9.9 million of cash flow, on a quarterly basis, associated with our retained interests and $0.6 million and $0.8 million of senior and subordinated management fees on a quarterly basis. These amounts are based on fully ramped and stabilized portfolios in these CDOs.
(6)	These CDOs are managed and consolidated CRE CDOs. Each of these CDOs are performing and paying cash flow based upon their respective waterfalls. We receive approximately $19.2 million of cash flow, quarterly, for our retained interests. These amounts are based on fully ramped and stabilized portfolios in these CDOs.

In addition, as of September 30, 2007, our management team had structured six residential mortgage securitizations collateralized by residential mortgages and mortgage-related receivables. We do not earn any fees from these securitizations, however, we consolidate all of these securitizations. Our investments made, by securitization, as of September 30, 2007, are as follows:

	Total Collateral Amount	Our Retained Interests (1)
Bear Stearns ARM Trust 2005-7	$434.1 million	$33.4 million
Bear Stearns ARM Trust 2005-9	915.1 million	51.6 million
Citigroup Mortgage Loan Trust 2005-1	615.2 million	43.2 million
CWABS Trust 2005 HYB9	844.4 million	47.2 million
Merrill Lynch Mortgage Investors Trust, Series 2005-A9	752.8 million	47.2 million
Merrill Lynch Mortgage Backed Securities Trust, Series 2007-2	617.5 million	24.0 million

TOTALS (2)	$4,179.1 million	$246.6 million

(1)	We have retained all of the “equity” interests in these securitizations. All of the debt issued by these securitizations that was not retained by us is rated “AAA” by various rating agencies.
(2)	Excludes approximately $11.0 million of unsecuritized residential mortgages as of September 30, 2007.

Performance Measures

In the nine months ended September 30, 2007, we generated income for distribution to our shareholders primarily from a combination of the interest and dividend income from our investment portfolio and the fees from originating, structuring and managing the assets of CDOs that we sponsored. We focus on maximizing the net spread we can generate on our match-funded portfolios financed primarily by CDOs. The difference, or net spread, between the yield on our investment portfolio and the cost to finance our investment portfolio generates our net investment income. In the three-month and nine-month periods ended September 30, 2007, our net investment income was $41.6 million and $141.3 million, respectively. We also generated fee income during the nine months ended September 30, 2007.

Commercial mortgages, mezzanine loans and TruPS and subordinated debentures are our primary asset classes. We expect these asset classes to be the primary sources for returns generated by our investment portfolio. In the nine months ended September 30, 2007, we completed our second commercial real estate, or CRE, CDO collateralized by $815.0 million of commercial mortgages, mezzanine loans and preferred equity investments, we securitized approximately $646.0 million of residential mortgages, we completed two European CDOs collateralized primarily by approximately €600.0 million and €900.0 million of subordinated debt to European real estate companies, and we completed two domestic CDOs, each primarily collateralized by approximately $750.0 million of TruPS and subordinated debentures from domestic real estate companies and real estate related securities. We completed an equity offering in January 2007, a convertible notes offering in April 2007 and a preferred share offering in July 2007, all of which we believe provided additional liquidity to invest in our pipeline of opportunities.

We use adjusted earnings, total fees generated, assets under management, or AUM, and economic book value as tools to measure our financial and operating performance. The following defines these measures and describes their relevance to our financial and operating performance:

•

Adjusted Earnings – We define adjusted earnings as net income available to common shares, determined in accordance with GAAP, adjusted for the following items: depreciation, amortization of intangible assets, provision for losses, unrealized gains (losses) on hedges, asset impairments net of minority interest allocation, share-based compensation, non-recurring items, deferred fee revenue and our deferred tax provision. Adjusted earnings is a non-GAAP financial measurement, and does not purport to be an alternative to reported net income, determined in accordance with GAAP, as a measure of operating performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of liquidity.

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

The table below reconciles the differences between reported net income and adjusted earnings for the three-month and nine-month periods ended September 30, 2007 and 2006 (dollar amounts in thousands):

	For the Three-Month Period Ended September 30		For the Nine-Month Period Ended September 30
	2007	2006	2007	2006
Net income available to common shares, as reported	$(243,591)	$18,415	$(195,855)	$54,776
Add (deduct):
Depreciation	1,945	307	3,816	917
Amortization of intangible assets	17,473	—	46,051	—
Provision for losses	6,099	—	10,662	—
Unrealized (gains) losses on interest rate hedges	3,122	—	2,605	—
Asset impairment, net of minority interest of $95,986	246,968	—	246,968	—
Share-based compensation	3,016	—	8,753	—
Non-recurring items (1)	—	—	2,985	—
Fee income deferred	(5,263)	—	27,732	—
Deferred tax provision	3,245	—	(15,445)	—

Adjusted earnings	$33,014	$18,722	$138,272	$55,693

(1)	Represents the write-off of unamortized deferred financing costs resulting from our termination of our line of credit in April 2007.

•

Total Fees Generated – Total fees generated represents the total fees generated, without consideration for the deferral of fees, as yield adjustments, in accordance with GAAP. This data is useful to management as a gauge of our cash revenue as it drives earnings at our taxable REIT subsidiaries for distribution to us and ultimately to our shareholders. During the three-month and nine-month periods ended September 30, 2007, total fees generated reconciles to our GAAP fees and other income as follows:

	For the Three-Month Period Ended September 30, 2007	For the Nine-Month Period Ended September 30, 2007
	(dollars in thousands)
Fees and other income, as reported	$11,325	$20,889
Add (deduct):
Asset management fees, eliminated	6,300	16,538
Deferred structuring fees	—	11,413
Deferred origination fees, net of amortization	(5,263)	16,319

Total fees generated	$12,362	$65,159

•

Assets Under Management – AUM represents the total assets that we own or are managing for third parties. While not all AUM generates fee income, it is an important operating measure to gauge our asset growth, volume of originations, size and scale of our operations and our financial performance. As of September 30, 2007, our total AUM was $14.3 billion and includes our total investment portfolio and assets associated with unconsolidated CDOs for which we derive asset management fees. As of September 30, 2007, we did not consolidate our Taberna Preferred Funding I CDO, with total assets of $663.0 million, Taberna Europe CDO I, with total assets of €600.0 million and Taberna Europe CDO II, with total assets of €900.0 million.

•

Economic Book Value – We define Economic Book Value as shareholders’ equity, determined in accordance with GAAP, adjusted for the following items: liquidation value of preferred shares, unamortized intangible assets, goodwill, and losses recognized in excess of our investments at risk. Economic book value is a non-GAAP financial measurement, and does not purport to be an alternative to reported shareholders’ equity, determined in accordance with GAAP, as a measure of book value.

Management views Economic Book Value as a useful and appropriate supplement to shareholders’ equity and book value per share. The measure serves as an additional measure of our value because it facilitates evaluation of us without the effects of unrealized losses on investments in excess of our value at risk. Under GAAP, we are required to absorb unrealized losses on investments of certain of our consolidated entities, primarily our consolidated securitizations, even if those unrealized losses are in excess of our maximum value at risk, or our investment in those securitizations. Unrealized losses recognized in our financial statements, prepared in accordance with GAAP, that are in excess of our maximum value at risk are added back to shareholders’ equity in arriving at economic book value. Economic Book Value should be reviewed in connection with shareholders’ equity as set forth in our consolidated balance sheets, to help analyze our value to investors. Economic Book Value is defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our economic book value to that of other REITs.

The table below reconciles the differences between reported shareholders’ equity and Economic Book Value as of September 30, 2007 (dollar amounts in thousands):

Shareholders’ equity, as reported	$1,027,262
Add (deduct):
Liquidation value of preferred shares (1)	(165,458)
Unamortized intangible assets	(76,954)
Goodwill	(75,619)

Tangible Book Value	709,231
Unrealized losses recognized in excess of value at risk	100,000

Economic Book Value	$809,231

Shares outstanding as of September 30, 2007	61,000,401

Economic Book Value per share	$13.27

(1)	Based on 2,760,000 Series A Preferred shares, 2,258,300 Series B Preferred Shares, and 1,600,000 Series C Preferred shares, all of which have a liquidation preference of $25.00 per share.

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

The table below reconciles the differences between reported net income and total taxable income and REIT taxable income for the three-month and nine-month periods ended September 30, 2007 and 2006 (dollar amounts in thousands):

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2007	2006	2007	2006
Net income available to common shares, as reported	$(243,591)	$18,415	$(195,855)	$54,776
Add (deduct):
Provision for losses	6,099	—	10,662	—
Asset impairments, net of minority interest of $95,986	246,968	—	246,968	—
Book-to-taxable differences on gains and losses on sales of assets	5,028	—	5,028	8,184
Domestic TRS book-to-total taxable income differences:
Income tax benefit	1,534	—	(3,546)	—
Fees deferred or recorded in consolidation	(5,472)	—	27,377	—
Amortization of intangible assets	17,473	—	46,051	—
Stock compensation and other temporary tax differences	(14,243)	—	(11,595)	—
CDO investments aggregate book-to-taxable income differences(1)	3,020	—	2,641	—
Accretion of loan discounts	472	—	2,132	—
Other book to tax differences	(42)	(224)	(165)	(1,735)

Total taxable income	17,246	18,191	129,698	61,225
Plus (Less): Taxable loss (income) attributable to domestic TRS entities	9,673	—	(25,954)	—
Less: Dividends paid by domestic TRS entities	—	—	27,250	—

Estimated REIT taxable income (prior to deduction for dividends paid)	$26,919	$18,191	$130,994	$61,225

(1)	Amounts reflect the aggregate book-to-total taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs (c) differences in tax year-ends between Taberna and its CDO investments and (d) asset impairments recorded for GAAP purposes and not recorded for tax purposes.

Results of Operations

On December 11, 2006, we acquired Taberna upon the completion of our stock-for-stock merger. As a result of this merger, the results of our operations for the three-month and nine-month periods ended September 30, 2007 are not directly comparable to the results of operations for the three-month and nine-month periods ended September 30, 2006.

Three-Month Period Ended September 30, 2007 Compared to the Three-Month Period Ended September 30, 2006

Revenue

Investment interest income. Investment interest income increased approximately $205.6 million, or 749%, to approximately $233.0 million for the three-month period ended September 30, 2007 from approximately $27.4 million for the three-month period ended September 30, 2006. Of the increase, $181.5 million was attributable to the interest earning assets acquired from Taberna with the remaining increase associated with the increase in our commercial and mezzanine loans from September 30, 2006.

Investment interest expense. Investment interest expense increased approximately $179.3 million to approximately $186.9 million for the three-month period ended September 30, 2007 from approximately $7.6 million for the three-month period ended September 30, 2006. Of this increase, $149.0 million was attributable to the interest bearing liabilities assumed from Taberna and the remaining increase was attributable to our issuance of CDO notes payable in November 2006, through our first CDO, RAIT CRE CDO I, Ltd., our issuance of senior notes in April 2007, and the issuance of CDO notes payable in June 2007 through our second CRE CDO, RAIT Preferred Funding II, Ltd.

Provision for losses. Our provision for loan loss relates to investments in residential mortgages and mortgage-related receivables acquired from Taberna on December 11, 2006 and our portfolio of commercial mortgages and mezzanine loans. The provision for loan loss increased to approximately $6.1 million for the three-month period ended September 30, 2007 as compared to zero for the three-month period ended September 30, 2006. We maintain an allowance for loss on our investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other loans. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. Our provision for losses associated with our residential mortgages acquired from Taberna on December 11, 2006 is based on statistical evidence of historical losses on homogeneous pools of residential mortgages.

Change in fair value of free-standing derivatives. The change in fair value of free-standing derivatives represents the earnings on our first-dollar risk of loss associated with our warehouse facilities and other free-standing derivatives. As of September 30, 2007, our first dollar risk of loss in our warehouses, identified as warehouse deposits on our consolidated balance sheet, was $35.2 million. The change in fair value of these free-standing derivative instruments was $1.7 million during the three months ended September 30, 2007. Our first dollar risk of loss, or warehouse deposit, requirement associated with our warehouse facilities range from 5% to 10%.

Rental income. Rental income increased approximately $0.3 million, or 7%, to approximately $3.1 million for the three-month period ended September 30, 2007 from approximately $2.8 million for the three-month period ended September 30, 2006. The increase was attributable (i) $0.9 million of rental income from two properties that were consolidated during 2007 offset by (ii) a $0.6 million decrease due to decreased occupied square feet during the nine-month period ended September 30, 2007 relating to a major tenant.

Fee and other income. Fee and other income increased approximately $7.5 million, or 197%, to approximately $11.3 million for the three-month period ended September 30, 2007 from approximately $3.8 million for the three-month period ended September 30, 2006. This increase was primarily due to the recognition of origination fee income in connection with our European operations.

Expenses

Compensation expense. Compensation expense increased approximately $8.3 million, or 442%, to approximately $10.2 million for the three-month period ended September 30, 2007 from approximately $1.9 million for the three-month period ended September 30, 2006. This increase is due primarily to the following: (i) $4.2 million of compensation-related expenses associated with the Taberna employees, (ii) $1.4 million of amortization expense associated with restricted shares assumed from Taberna that did not fully vest on December 11, 2006, (iii) $1.5 million of amortization expense associated with our January 2007 phantom unit grant and (iv) $1.2 million of increased compensation costs for our historical employees and new employees hired since September 30, 2006.

Real estate operating expenses. Real estate operating expenses increased approximately $1.0 million, or 43%, to approximately $3.4 million for the three-month period ended September 30, 2007 from approximately $2.4 million for the three-month period ended September 30, 2006. This increase is due primarily to $1.0 million expenses from two properties consolidated in 2007.

General and administrative expenses. General and administrative expenses increased approximately $5.9 million, or 540%, to approximately $7.0 million for the three-month period ended September 30, 2007 from approximately $1.1 million for the three-month period ended September 30, 2006. This increase is due to the following: (i) $3.3 million of general and administrative expenses related to the operations acquired from Taberna, (ii) $1.4 million of increased legal, accounting, and other professional fees, (iii) $0.5 million of increased trustee and annual rating agency expenses associated with our CRE CDOs, (iv) $0.3 million of increased insurance, dues and subscriptions and marketing expenses, (v) $0.1 million of increased terminated transaction costs and (vi) $0.4 million of increased other expenses, including office expenses, rent and other expenses.

Depreciation. Depreciation expense increased approximately $1.6 million, or 534%, to approximately $1.9 million for the three-month period ended September 30, 2007 from approximately $0.3 million for the three-month period ended September 30, 2006. The increase was primarily attributable to two properties that were consolidated during 2007.

Intangible amortization. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006. The total intangibles acquired were approximately $133.7 million, before fair value adjustments, and have useful lives ranging from 1 to 10 years. Amortization for the three-month period ended September 30, 2007 was approximately $17.5 million.

Other Income (Expenses)

Interest and other income. Interest and other income increased approximately $5.7 million to approximately $6.0 million for the three-month period ended September 30, 2007 from approximately $0.3 million for the three-month period ended September 30, 2006. This increase is due to the following: (i) $2.6 million of other income associated with unrealized foreign currency gains on investments (ii) $1.4 million of interest income on cash associated with Taberna and (iii) $1.7 million of interest income on higher average cash balances due to the proceeds from our issuance of senior notes during April 2007 and our issuance of Series C preferred shares during July 2007.

Unrealized losses on interest rate hedges. Unrealized losses on interest rate hedges were approximately $3.1 million for the three-month period ended September 30, 2007 and entirely related to interest rate hedges assumed from Taberna on December 11, 2006. At acquisition, we designated the interest rate swaps assumed from Taberna that were associated with CDO notes payable and repurchase agreements as hedges pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, or SFAS No. 133. At designation, these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At September 30, 2007, we updated our regression analysis and concluded that these hedging arrangements were still highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements. As a result, we recorded a loss of approximately $3.1 million associated with the ineffective portions of these hedging arrangements. Management cannot ensure that these off-market interest rate swaps will be highly effective in the future and further ineffectiveness, either unrealized gains or unrealized losses, may be recorded in earnings.

Asset impairments. For the three months ended September 30, 2007, we recorded other than temporary impairments totaling $343.0 million. During the period, we identified that certain of our investments in securities and intangible assets were impaired. In making this determination, management considered the estimated fair value of the investment to our cost basis, the financial condition of the related entity and our intent and ability to hold the investment for a sufficient period of time to recover our investment. For the identified investments, management believes full recovery is not likely and wrote down the investment to its current recovery value, or estimated fair value. Asset impairment was comprised of $335.4 million of asset impairment in our investment in securities and $7.6 million of asset impairment in our intangible assets.

Minority interest. Minority interest represents the portion of earnings (losses) of consolidated entities allocable to third parties. Minority interest increased approximately $93.4 million to approximately $93.4 million for the three-month period ended September 30, 2007. This increase is primarily attributable to the minority interests assumed from Taberna. Our ownership of consolidated CDOs ranged from 55.0 % to 100.0 % of the preferred shares issued by each CDO.

Provision for income taxes. We maintain several domestic TRS entities that are subject to U.S. federal and state and local income taxes. For the three-month period ended September 30, 2007, the provision for income taxes was $1.5 million.

Income (loss) from discontinued operations

Income (loss) from discontinued operations represents the revenue, expenses, and gains from the sale of properties either held for sale or sold during the three-month period ended September 30, 2007 and 2006. Income (loss) from discontinued operations decreased $0.4 million to a loss of approximately $0.3 million for the three-month period ended September 30, 2007 from income of approximately $0.1 million for the three-month period ended September 30, 2006. The decrease is due to the number of properties that were either designated as held for sale or sold subsequent to September 30, 2006.

Nine-Month Period Ended September 30, 2007 Compared to the Nine-Month Period Ended September 30, 2006

Revenue

Investment interest income. Investment interest income increased approximately $600.3 million, or 836%, to approximately $672.1 million for the nine-month period ended September 30, 2007 from approximately $71.8 million for the nine-month period ended September 30, 2006. Of the increase, $536.5 million was attributable to the interest earning assets acquired from Taberna with the remaining increase associated with the increase in our commercial and mezzanine loans from September 30, 2006.

Investment interest expense. Investment interest expense increased approximately $507.3 million to approximately $526.8 million for the nine-month period ended September 30, 2007 from approximately $19.5 million for the nine-month period ended September 30, 2006. Of this increase, $448.0 million was attributable to the interest bearing liabilities assumed from Taberna, $3.0 million relates to the write-off of unamortized deferred financing costs resulting from our termination of our line of credit in April 2007, and the remaining increase was attributable to our issuance of CDO notes payable in November 2006, through our first CDO, RAIT CRE CDO I, Ltd., increased interest expense associated with a $750.0 million repurchase agreement used to aggregate commercial mortgages and mezzanine loans in 2007, our issuance of senior notes in April 2007, and our issuance of CDO notes payable in June 2007 through our second CRE CDO, RAIT Preferred Funding II, Ltd.

Provision for losses. Our provision for loan loss relates to investments in residential mortgages and mortgage-related receivables acquired from Taberna on December 11, 2006 and our portfolio of commercial mortgages and mezzanine loans. The provision for loan loss increased to approximately $10.7 million for the nine-month period ended September 30, 2007 as compared to zero for the nine-month period ended September 30, 2006. We maintain an allowance for loss on our investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other loans. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. Our provision for losses associated with our residential mortgages acquired from Taberna on December 11, 2006 is based on statistical evidence of historical losses on homogeneous pools of residential mortgages.

Change in fair value of free-standing derivatives. The change in fair value of free-standing derivatives represents the earnings on our first-dollar risk of loss associated with our warehouse facilities and other free-standing derivatives. As of September 30, 2007, our first dollar risk of loss in our warehouses, identified as warehouse deposits on our consolidated balance sheet, was $35.2 million. The change in fair value of these free-standing derivative instruments was $6.7 million. Our first dollar risk of loss, or warehouse deposit, requirement associated with our warehouse facilities range from 5% to 10%.

Rental income. Rental income decreased approximately $1.5 million, or 15%, to approximately $8.1 million for the nine-month period ended September 30, 2007 from approximately $9.6 million for the nine-month period ended September 30, 2006. The decrease was attributable (i) a $2.6 million decrease due to the timing of the 2005 annual reconciliation of amounts due from a major tenant during the nine-month period ended September 30, 2006 and decreased occupied square feet during the nine-month period ended September 30, 2007 relating to this major tenant offset by (ii) $1.1 million of rental income from two properties that were consolidated during 2007.

Fee and other income. Fee and other income increased approximately $9.2 million, or 79%, to approximately $20.9 million for the nine-month period ended September 30, 2007 from approximately $11.7 million for the nine-month period ended September 30, 2006. This increase was primarily due to the following: (i) structuring fee of $5.6 million that we received in connection with the completion of Taberna Euro CDO I, Ltd. in January 2007 (ii) collateral management fees of $4.2 million for Taberna Preferred Funding I CDO, Taberna Europe CDO I and Taberna Europe CDO II, which are not consolidated and (iii) origination fee income of $9.5 million in connection with our European operations. This increase was partially offset by decreased fees of $10.1 million on commercial and mezzanine loans. Historically, we received fees from our borrowers simultaneously or subsequently when they obtained third party-financing for their projects. During the nine-month period ended September 30, 2007, the majority of our borrowers did not seek third-party financings and rather financed their projects with us.

Expenses

Compensation expense. Compensation expense increased approximately $18.8 million, or 339%, to approximately $24.4 million for the nine-month period ended September 30, 2007 from approximately $5.6 million for the nine-month period ended September 30, 2006. This increase is due to the following: (i) $8.7 million of compensation-related expenses associated with the Taberna employees, (ii) $4.9 million of amortization expense associated with restricted shares assumed from Taberna that did not fully vest on December 11, 2006, (iii) $4.5 million of amortization expense associated with our January 2007 phantom unit grant and (iv) $0.7 million of increased compensation costs for our historical employees and new employees hired since September 30, 2006.

Real estate operating expenses. Real estate operating expenses increased approximately $2.2 million, or 34%, to approximately $8.7 million for the nine-month period ended September 30, 2007 from approximately $6.5 million for the nine-month period ended September 30, 2006. This increase is due primarily to interest paid on $30.0 million of financing obtained during 2006 relating to one real estate investment and $1.6 million of additional real estate operating expenses from two properties consolidated during 2007.

General and administrative expenses. General and administrative expenses increased approximately $15.9 million, or 504%, to approximately $19.1 million for the nine-month period ended September 30, 2007 from approximately $3.2 million for the nine-month period ended September 30, 2006. This increase is primarily due to the following: (i) $9.3 million of general and administrative expenses related to the operations acquired from Taberna, (ii) a $1.0 million fee paid to Eton Park Capital Management for providing a standby commitment to purchase equity in the Taberna Euro CDO I, Ltd. transaction that we closed in January 2007, (iii) $0.9 million of increased trustee and annual rating agency expenses associated with our CRE CDOs, (iv) $0.5 million of increased insurance, dues and subscriptions and marketing expenses, (v) $0.7 million of increased terminated transaction costs and (vi) $0.4 million of increased other expenses, including office expenses, rent and other expenses.

Depreciation. Depreciation expense increased approximately $2.9 million, or 316%, to approximately $3.8 million for the nine-month period ended September 30, 2007 from approximately $0.9 million for the nine-month period ended September 30, 2006. The increase was primarily attributable to two properties that were consolidated during 2007.

Intangible amortization. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006. The total intangibles acquired were approximately $133.7 million, before fair value adjustments, and have useful lives ranging from 1 to 10 years. Amortization for the nine-month period ended September 30, 2007 was approximately $46.1 million.

Other Income (Expenses)

Interest and other income. Interest and other income increased approximately $14.4 million to approximately $15.4 million for the nine-month period ended September 30, 2007 from approximately $1.0 million for the nine-month period ended September 30, 2006. This increase is due to the following: (i) $4.1 million of other income associated with unrealized foreign currency gains on investments, (ii) $3.4 million of interest income on cash associated with Taberna and (iii) $6.9 million of interest income on higher average cash balances due to the proceeds from our January 2007 common share offering, the issuance of senior notes in April 2007 and our issuance of Series C preferred shares in July 2007.

Unrealized losses on interest rate hedges. Unrealized losses on interest rate hedges were approximately $2.6 million for the nine-month period ended September 30, 2007 and entirely related to interest rate hedges assumed from Taberna on December 11, 2006. At acquisition, we designated the interest rate swaps assumed from Taberna that were associated with CDO notes payable and repurchase agreements as hedges pursuant to SFAS No. 133. At designation, these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At September 30, 2007, we updated our regression analysis and concluded that these hedging arrangements were still highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements. As a result, we recorded a loss of approximately $2.6 million associated with the ineffective portions of these hedging arrangements. Management cannot ensure that these off-market interest rate swaps will be highly effective in the future and further ineffectiveness, either unrealized gains or unrealized losses, may be recorded in earnings.

Asset impairments. For the three months ended September 30, 2007, we recorded other than temporary impairments totaling $343.0 million. During the period, we identified that certain of our investments in securities and intangible assets were impaired. In making this determination, management considered the estimated fair value of the investment to our cost basis, the financial condition of the related entity and our intent and ability to hold the investment for a sufficient period of time to recover our investment. For the identified investments, management believes full recovery is not likely and wrote down the investment to its current recovery value, or estimated fair value. Asset impairment was comprised of $335.4 million of asset impairment in our investment in securities and $7.6 million of asset impairment in our intangible assets.

Minority interest. Minority interest represents the portion of earnings (losses) of consolidated entities allocable to third parties. Minority interest increased approximately $81.5 million to approximately $81.5 million for the nine-month period ended September 30, 2007. This increase is primarily attributable to the minority interests assumed from Taberna. Our ownership of consolidated CDOs ranged from 55.0 % to 100.0 % of the preferred shares issued by each CDO.

Provision for income taxes. We maintain several domestic TRS entities that are subject to U.S. federal and state and local income taxes. For the nine-month period ended September 30, 2007, the provision for income taxes was a benefit of $3.5 million.

Income (loss) from discontinued operations

Income (loss) from discontinued operations represents the revenue, expenses, and gains from the sale of properties either held for sale or sold during the nine-month period ended September 30, 2007 and 2006. Income (loss) from discontinued operations decreased $4.4 million, or 103%, to a loss of approximately $0.1 million for the nine-month period ended September 30, 2007 from income of approximately $4.2 million for the nine-month period ended September 30, 2006. The decrease is due to the number of properties that were either designated as held for sale or sold subsequent in 2006 as compared to 2007.

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

Our primary cash requirements are as follows:

•	to distribute a minimum of 90% of our net taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT;

•	to provide cash collateral for our warehouse agreements;

•	to make investments in commercial mortgages, mezzanine loans, TruPS and other real estate related securities;

•	to repay our indebtedness or meet any margin calls under our repurchase agreements;

•	to pay costs associated with future borrowings, including interest, incurred to finance our investment strategies;

•	to pay employee salaries and incentive compensation; and

•	to pay U.S. federal, state, and local taxes of our TRSs.

We intend to meet these short-term liquidity requirements through the following:

•	the use of our cash and cash equivalents of $176.6 million and restricted cash balances of $441.0 million as of September 30, 2007;

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

•

the use of our off-balance sheet restricted cash of €513.4 million, or $732.2 million, as of September 30, 2007, available in the Taberna Europe I and Taberna Europe II CDO ramps, although these funds may only be used to purchase collateral for those CDOs;

•	proceeds from future asset sales;

•	proceeds from borrowings under repurchase agreements and warehouse facilities, although we are reducing our reliance on these as financing sources;

•	proceeds from borrowings under bank lines of credit, of which we had $81.5 million of unused capacity as of September 30, 2007; and

•	offerings of our common and preferred shares and debt securities.

Cash Flows

As of September 30, 2007 and September 30, 2006, we maintained cash and cash equivalents of approximately $176.6 million and $43.7 million, respectively. Our cash and cash equivalents were generated from the following activities (dollar amounts in thousands):

	For the Nine-Month Period Ended September 30
	2007	2006
Cash flows from operating activities	$155,323	$53,873
Cash flows from investing activities	(1,472,913)	(290,705)
Cash flows from financing activities	1,394,813	209,073

Net change in cash and cash equivalents	77,223	(27,759)
Cash and cash equivalents at beginning of period	99,367	71,420

Cash and cash equivalents at end of period	$176,590	$43,661

Our principal source of cash flows is from our financing activities, principally from the issuance of CDO notes and convertible senior notes to finance our investments in securities and loans, our January 2007 issuance of 11,500,000 of our common shares and our preferred shares issued in July 2007. Our increased cash flow from operating activities was primarily the result of our increased investment portfolio when compared to our 2006 investment portfolio.

The increased cash outflow from our investing activities in 2007 as compared to 2006 was primarily attributable to our investments in securities, commercial mortgages and mezzanine loans.

Capitalization

Debt Financing.

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness and debt financing sources as of September 30, 2007 (dollar amounts in thousands):

Description	Principal	Unamortized Premium (Discount)	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Contractual Maturity
Repurchase agreements	$212,785	$—	$212,785	5.6% to 6.2%	5.9%	Nov. 2007(1)
Other indebtedness	132,377	—	132,377	5.4% to 8.1%	7.5%	Nov. 2007 to 2037
Mortgage-backed securities issued(2)	3,938,984	(37,323)	3,901,661	4.6% to 5.8% (3)	5.1%	2035
Trust preferred obligations	437,220	—	437,220	6.8% to 9.0%	7.4%	2035
CDO notes payable(2)	6,773,298	(124,727)	6,648,571	4.7% to 10.9%	6.2%	2035 to 2046
Convertible senior notes	425,000	—	425,000	6.9%	6.9%	2027

Total indebtedness	$11,919,664	$(162,050)	$11,757,614

(1)	We intend to refinance and repay or re-negotiate and extend our repurchase agreements as they mature.
(2)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(3)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.

Financing arrangements we entered into or terminated during the nine-month period ended September 30, 2007 were as follows:

(a)	Repurchase agreements:

As of September 30, 2007, we were party to several repurchase agreements that had approximately $212.8 million in borrowings outstanding as of September 30, 2007. We use repurchase agreements to finance our retained interests in mortgage securitizations that we sponsor, residential mortgages prior to their long-term financing through mortgage securitizations, retained interests in our CDOs and other securities, including REMIC interests. Our repurchase agreements contain standard market terms and generally between one and 30 days. As these investments incur prepayments or change in fair value, we are required to ratably reduce our borrowings outstanding under repurchase agreements. During the three and nine month periods ended September 30, 2007, we repaid $699.5 million and $961.4 million, respectively, of our repurchase agreements.

(b)	Other indebtedness:

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

Other indebtedness includes secured credit facilities with three financial institutions with total capacity as of September 30, 2007 of $110.0 million. As of September 30, 2007, we have drawn approximately $28.5 million on these credit facilities leaving approximately $81.5 million of availability as of September 30, 2007.

(c)	Mortgage-backed securities issued:

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

(d)	CDO Notes Payable:

On March 29, 2007, we closed Taberna Preferred Funding VIII, Ltd., a $772.0 million CDO transaction that provides financing for investments consisting of TruPS issued by REITs and real estate operating companies, senior and subordinated notes issued by real estate entities, commercial mortgage-backed securities, other real estate interests, senior loans and CDOs issued by special purpose issuers that own a portfolio of commercial real estate loans. The investments that are owned by Taberna Preferred Funding VIII are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. Taberna Preferred Funding VIII received commitments for $712.0 million of CDO notes payable, all of which have been issued at par to investors as of September 30, 2007. As of September 30, 2007, we retained $18.0 million of notes rated “AA” by Standard & Poor’s, $50.0 million of notes rated between “BBB” and “BB” and all $60.0 million of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 4.90%. All of the notes mature in 2037, although Taberna Preferred Funding VIII may call the notes at par at any time after May 2017. The notes rated AA that we have retained, bear interest at a rate of LIBOR plus 0.70% and the notes rated between BBB and BB that we have retained, bear interest at a rate ranging from LIBOR plus 2.85% to LIBOR plus 4.90%. As of September 30, 2007, we financed our investment in the notes we retained through $12.0 million of borrowings under our existing repurchase agreement bearing interest at a rate of LIBOR plus 0.28%.

On June 7, 2007, we closed RAIT Preferred Funding II, Ltd., a $832.9 million CDO transaction that provides financing for commercial and mezzanine loans. RAIT Preferred Funding II received commitments for $722.7 million of CDO notes payable, all of which were issued at par to investors as of September 30, 2007. As of September 30, 2007, we retained $20.0 million of the notes rated between “A” and “A-” by Standard & Poor’s, $66.0 million of the notes rated between “BBB+” and “BB” by Standard & Poor’s and all $110.2 million of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.29% to LIBOR plus 4.00%. All of the notes mature in 2045, although RAIT Preferred Funding II may call the notes at par at any time after June 2017. The notes rated between A and A- that we have retained, bear interest at rates ranging from LIBOR plus 1.15% to LIBOR plus 1.40% and the notes rated between BBB+ and BB that we have retained, bear interest at rates ranging from LIBOR plus 2.10% to LIBOR plus 4.00%. We financed our investment in the notes we retained through $28.0 million of borrowings under our existing repurchase agreements bearing interest at rates ranging from LIBOR plus 0.20% to LIBOR plus 0.75%.

On June 28, 2007, we closed Taberna Preferred Funding IX, Ltd., a $757.5 million CDO transaction that provides financing for investments consisting of TruPS issued by REITs and real estate operating companies, senior and subordinated notes issued by real estate entities, commercial mortgage-backed securities, other real estate interests, senior loans and CDOs issued by special purpose issuers that own a portfolio of commercial real estate loans. The investments that are owned by Taberna Preferred Funding IX are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. Taberna Preferred Funding IX received commitments for $705.0 million of CDO notes payable, all of which were issued at par to investors as of September 30, 2007. We retained $45.0 million of the notes rated between “AAA” and “A-” by Standard & Poor’s, $89.0 million of the notes rated between “BBB” and “BB” by Standard & Poor’s and all $52.5 million of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 5.50%. All of the notes mature in 2038, although Taberna Preferred Funding IX may call the notes at par at any time after May 2017. The notes rated between AAA and A- that we have retained, bear interest at rates ranging from LIBOR plus 0.65% to LIBOR plus 1.90% and the notes rated between BBB and BB that we have retained, bear interest at rates ranging from LIBOR plus 3.25% to LIBOR plus 5.50%. We financed our investment in the notes we retained through $53.6 million of borrowings under our existing repurchase agreements bearing interest at rates ranging from LIBOR plus 0.15% to LIBOR plus 0.85%.

In August 2007, several of our consolidated CDOs, Taberna Preferred Funding II through Taberna Preferred Funding VI failed overcollateralization (“OC”) trigger tests which resulted in a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to sequentially paydown the outstanding principal balance of the most senior noteholders. The failure of the OC tests were due to defaulted collateral assets and credit risk securities. During the three months ended September 30, 2007, approximately $8,7 million of cash flows were re-directed from our retained interests and in these CDOs were used to repay the most senior holders of our CDO notes payable.

(e)	Convertible Senior Notes:

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

Equity.

On January 23, 2007, the compensation committee of our board of trustees, or compensation committee, awarded 408,517 phantom units, valued at $15.0 million using our closing stock price of $36.71, to various employees and trustees. The awards generally vest over four year periods. On May 22, 2007, the compensation committee awarded 33,510 phantom units, valued at $1.0 million using our closing stock price of $28.81, to various employees. The awards vest over four year periods. On July 24, 2007, the compensation committee awarded our trustees 9,562 phantom units, valued at $175,000. The awards vested immediately.

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

On April 18, 2007, in connection with our senior notes offering referred to above, we used a portion of the net proceeds to repurchase 2,717,600 of our common shares at a price of $27.34 per share (the closing price on April 12, 2007) for an aggregate purchase price of $74.4 million.

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

On July 24, 2007, our board of trustees declared a third quarter 2007 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.523872 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends were paid on October 1, 2007 to holders of record on September 4, 2007.

On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75 million of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions. We have not repurchased any common shares under this plan as of September 30, 2007.

On September 10, 2007 our board of trustees declared a third quarter 2007 distribution of $0.46 per common share totaling $ 28.1 million that was paid on October 12, 2007 to shareholders of record as of September 21, 2007.

On October 23, 2007, our board of trustees declared a fourth quarter 2007 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.5546875 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends will be paid on December 31, 2007 to holders of record on December 3, 2007.

Off-Balance Sheet Arrangements and Commitments

We maintain arrangements with various investment banks regarding CDO securitizations and warehouse facilities that are free-standing derivatives under SFAS No. 133. Prior to the completion of a CDO securitization, investments are acquired by the warehouse providers in accordance with the terms of the warehouse facilities. In general, we receive the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse facilities from the dates on which the respective securities are acquired. Under the warehouse agreements, we are required to deposit cash collateral with the warehouse provider and as a result, we bear the first dollar risk of loss, and in some cases share the first dollar risk of loss, up to our warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, if the warehouse facility is required to liquidate the securities at a loss. The terms of the warehouse facilities are generally at least nine months.

As of September 30, 2007, we had $35.2 million of cash and other collateral held by warehouse providers. We have also pledged up to $20.0 million of our collateral management fees that we receive from certain CDOs as additional collateral on one of our warehouse facilities. On September 13, 2007, in connection with closing the second European CDO financing, we fulfilled all of our existing obligations and funding commitments under the related off-balance sheet warehouse and terminated that facility. The warehouse provider retained €75.0 million in aggregate principal amount of securities that were not transferred to the CDO issuer. Until such time that these retained securities are liquidated, to the mutual satisfaction of both parties, we have agreed to deposit €5.0 million, or $7.1 million as of September 30, 2007, of the €17.5 million in principal amount of the subordinated notes of this CDO which we purchased at closing, with the warehouse provider. Upon full satisfaction, we expect the return of the €5.0 million of subordinated notes which are included in warehouse deposits in our consolidated balance sheets. This arrangement and our warehouse facilities are deemed to be derivative financial instruments and are recorded at fair value each accounting period with the change in fair value recorded in earnings.

A summary of our warehouse facilities is as follows (dollars in thousands):

Warehouse Facility	Warehouse Availability	Funding as of September 30, 2007	Remaining Availability	Maturity
Merrill Lynch International	$400,000	$242,000	$158,000	Nov. 2007 to Mar. 2008
Bear, Stearns & Co. Inc.	700,000	26,875	673,125	Jan. 2008 to Mar. 2008

Total	$1,100,000	$268,875	$831,125

The $831.1 million of remaining financing availability can be used to acquire additional TruPS securities upon obtaining the approval of the warehouse provider. The current credit environment may cause us to limit the amount of additional borrowings we undertake under these facilities or result in higher financing costs or increased cash collateral requirements. The financing costs of these warehouse facilities are based on one-month LIBOR plus 50 basis points.

On June 25, 2007, one of our subsidiaries provided an option to a warehouse provider to issue a credit default swap with regard to four reference securities, each with a notional amount of $50.0 million. The reference securities are CDO notes payable issued by four of our consolidated CDOs. The option is contingent upon (i) the termination of our warehouse line agreement and (ii) our failure to purchase the underlying collateral at an amount which results in no loss to the warehouse provider. This option terminates in January 2008 and had no fair value as of September 30, 2007.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2006 contains a discussion of our critical accounting policies. There have been no material changes in our critical accounting policies since December 31, 2006. See also Note 2 in our unaudited consolidated financial statements as of September 30, 2007, as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

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

We make investments that are either floating rate or fixed rate. Our floating rate investments will generally be priced at a fixed spread over an index such as LIBOR that re-prices either quarterly or every 30 days. Given the frequency of future price changes in our floating rate investments, changes in interest rates are not expected to have a material effect on the value of these investments. Increases or decreases in LIBOR will have a corresponding increase or decrease in our interest income and the match-funded interest expense, thereby reducing the net earnings impact on our overall portfolio. In the event that long-term interest rates increase, the value of our fixed-rate investments would be diminished. We may consider hedging this risk in the future if the benefit outweighs the cost of the hedging strategy. Such changes in interest rates would not have a material effect on the income from these investments.

As of September 30, 2007, we entered into various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable and repurchase agreements. These cash flow hedges have an aggregate notional value of $4.6 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable and repurchase agreements into fixed-rate payments for five and ten year periods. As of September 30, 2007, the interest rate swaps had an aggregate liability fair value of $56.2 million. Changes in the fair value of the ineffective portions of interest rate swaps and interest rate swaps that were not designated as hedges under SFAS No. 133 are recorded in earnings.

The following table summarizes the change in net investment income for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities:

	Net Assets (Liabilities) Subject to Interest Rate Sensitivity	100 Basis Point Increase	100 Basis Point Decrease
	(dollars in thousands)
Net investment income from variable rate investments and indebtedness	$496,543	$4,965	$(4,965)
Net fair value of fixed-rate investments and indebtedness	$205,546	$5,851	$(6,915)

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

Concentrations of Credit Risk

In our normal course of business, we engage in lending activities with borrowers primarily throughout the United States and Europe. As of September 30, 2007, no single borrower or collateral issuer represented greater than 10% of our entire portfolio. Geographic and other concentration data is presented in the summaries of each investment category of our portfolio. The largest concentration by property type in our commercial and mezzanine portfolio was multi-family property, which made up approximately 51.3% of our commercial and mezzanine loan portfolio. The largest concentration by borrower type in our TruPS and subordinated debt portfolio was to issuers in the commercial mortgage industry, which made up approximately 27.6% of our TruPS and subordinated debt portfolio. The largest geographic concentration in our residential mortgage loan portfolio was to borrowers in the State of California, which made up 44.4% of the residential mortgage loan portfolio. The largest credit rating concentration in our other securities portfolio was to securities rated “BBB” by Standard and Poors, which made up 68.9% of our other securities portfolio. For further information on each of our portfolios, please refer to the portfolio summaries on pages 24 to 28 of this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2007, management identified that the control over computations of certain interest expense amounts was not operating effectively, which has been categorized as a material weakness. This control failure was isolated and has been remediated as of September 30, 2007 through enhanced reconciliation and monitoring controls. No additional changes in our internal control over financial reporting have occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Putative Class Action Securities Lawsuits

RAIT Financial Trust, certain of our executive officers and trustees and the lead underwriters involved in our public offering of common shares in January 2007 have been named in one or more of a series of putative class action securities lawsuits filed in August and September 2007 in the United States District Court for the Eastern District of Pennsylvania. These actions purport to assert claims under the Securities Act of 1933 and the Securities Exchange Act of 1934 alleging that, during the proposed class period, RAIT did not adequately disclose that RAIT had provided TruPS to American Home Mortgage Investment Corp, or AHM, that the payment by AHM under the TruPS was supposedly in jeopardy and that RAIT did not adequately reserve for the risk of nonpayment by AHM. The plaintiff further alleges that, as a result, certain of RAIT’s statements, including statements in the registration statement, prospectus and prospectus supplement for RAIT’s January 2007 offering, were materially false and misleading. The action seeks damages in an unspecified amount. These cases have been consolidated under the name In re RAIT Financial Trust Securities Litigation. The court has appointed a lead plaintiff and lead counsel and a consolidated amended complaint will be filed. We believe that the allegations and purported claims in the complaints lack merit and that we have meritorious defenses to them, and we intend to contest the litigation vigorously. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations in the period in which the matter is resolved. We are not presently able to estimate potential losses, if any, related to this litigation.

Shareholders’ Derivative Action

On August 17, 2007, a putative shareholders’ derivative action was filed in the United States District Court for the Eastern District of Pennsylvania by Jess Sarver naming RAIT Financial Trust, as nominal defendant, and certain of our executive officers and trustees as defendants. The complaint in this action alleges that certain of our executive officers and trustees breached their duties to RAIT based on allegations substantially similar to those in the putative class action lawsuits described above. The board of trustees has established a special committee whose jurisdiction includes the Sarver matter as well as consideration of shareholder demand letters which contain similar allegations, and the special committee has been authorized to investigate the allegations in the complaint and in any demand letters and to determine what action, if any, RAIT should take concerning the complaint and any demand letters. On October 10, 2007, a motion to stay pending outcome of the Special Committee’s investigation was filed on behalf of all defendants. On October 25, 2007, pursuant to a stipulation of the parties, the court ordered that the action was stayed pending the completion of the Special Committee’s investigation. The action seeks damages in an unspecified amount. We believe that the allegations and purported claims in the complaint lack merit and that we have meritorious defenses to them, and we intend to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuit is resolved. We are not presently able to estimate potential losses, if any, related to this lawsuit.

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

Recent developments in the availability of financing for certain real estate sectors, including the residential mortgage sector and the home builders sector, may adversely affect the realizable value of, and return on, some of our investments, and our ability to finance those investments at acceptable rates, or at all. We invest in various securities that have direct or indirect exposure to the residential mortgage sector, including the “subprime” sectors of that market, and the homebuilder sector. At September 30, 2007, 12.7% and 15.1% of our TruPS and subordinated debentures were issued by issuers in the residential mortgage sector and the homebuilder sector, respectively. We also hold investments, or may in the future make investments, in companies whose businesses have or will have exposure, directly or indirectly, to the residential mortgage sector or homebuilder sector. Moreover, we also hold investment grade and non-investment grade mortgage-backed securities representing interests in pools of residential mortgage loans, some of which may be characterized as subprime loans. While we believe that we have properly recorded the carrying value of all of our investments, third parties may value these investments differently than us, which may affect our cost of financing these investments.

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

RAIT FINANCIAL TRUST
(Registrant)

Date: November 9, 2007	By:	/s/ Daniel G. Cohen
Daniel G. Cohen, Chief Executive Officer and Trustee
(Principal Executive Officer)

Date: November 9, 2007	By:	/s/ Jack E. Salmon
Jack E. Salmon, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 9, 2007	By:	/s/ James J. Sebra
James J. Sebra, Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (6)

3.1.6	Certificate of Correction to the Series A Articles Supplementary. (6)

3.1.7	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

3.1.8	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.2	By-laws. (1)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (5)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (9)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust, as issuer, or RAIT, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (10)

4.6	Notation of Guarantee by RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors. (10)

4.7	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (10)

10.1	RAIT 2005 Equity Compensation Plan, or ECP, Form of Unit Award to Cover Grants to Employees adopted January 24, 2007. (11)

10.2	ECP Form of Unit Award to Cover Grants to Section 16 Officers adopted January 24, 2007. (11)

10.3	Employment Agreement dated as of May 22, 2007 by and between RAIT and James J. Sebra (12)

15.1	Awareness Letter from Independent Accountants.

31.1	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(7)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).

(8)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on July 2, 2007 (File No. 1-14760).
(9)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 27, 2007 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 24, 2007 (File No. 1-14760).