Form 10-K
period 2007-12-31
RAIT Financial Trust
filed 2008-02-29
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

(215) 243-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
7.75% Series A Cumulative Redeemable
Preferred Shares of Beneficial Interest	New York Stock Exchange
8.375% Series B Cumulative Redeemable
Preferred Shares of Beneficial Interest	New York Stock Exchange
8.875% Series C Cumulative Redeemable
Preferred Shares of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 29, 2007 of $26.02, was approximately $1,505,000,000.

As of February 27, 2008, 61,035,764 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this report and they may also be incorporated by reference in this report to other documents filed with the SEC, and include, but are not limited to, statements about future financial and operating results and performance, statements about our plans, objectives, expectations and intentions with respect to future operations, products and services, and other statements that are not historical facts. These forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the anticipated results discussed in these forward-looking statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the risk factors discussed and identified in item 1A of this report and in other of our public filings with the SEC;

•

adverse market developments and credit losses have reduced, and may continue to reduce, the value of trust preferred securities, or TruPS, subordinated debentures and other debt instruments directly or indirectly held by us;

•	adverse market developments have reduced, and may continue to reduce, the value of other assets in our investment portfolio;

•

our liquidity may be impaired by the reduced availability of short-term and long-term financing, including a reduction in the market for securities issued in securitizations and in the availability of repurchase agreements and warehouse facilities;

•	our liquidity may be adversely affected by margin calls;

•	we may be unable to obtain adequate capital at attractive rates or otherwise;

•

payment delinquencies or failure to meet other collateral performance criteria in collateral underlying our securitizations have restricted, and may continue to restrict our ability to receive cash distributions from our securitizations and have reduced, and may continue to reduce, the value of our interests in these securitizations;

•

failure of credit rating agencies to confirm their previously issued credit ratings for debt securities issued in our securitizations seeking to go effective may restrict our ability to receive cash distributions from those securitizations;

•	covenants in our financing arrangements may restrict our business operations;

•	fluctuations in interest rates and related hedging activities against such interest rates may affect our earnings and the value of our assets;

•	borrowing costs may increase relative to the interest received on our investments;

•

we may be unable to sponsor and sell securities issued in securitizations, and, even if we are able to do so, we may be unable to acquire eligible securities for securitization transactions on favorable economic terms;

•	we may experience unexpected results arising from litigation;

•	we and our subsidiary, Taberna Realty Finance Trust, may fail to maintain qualification as real estate investment trusts, or REITs;

•	we may fail to maintain exemptions under the Investment Company Act of 1940;

•	geographic concentrations in investment portfolios of residential mortgage loans could be adversely affected by economic factors unique to such concentrations;

•	the market value of real estate that secures mortgage loans could diminish further due to factors outside of our control;

•	adverse governmental or regulatory policies may be enacted;

•	management and other key personnel may be lost;

•	competition from other REITs and other specialty finance companies may increase; and

•	general business and economic conditions could impair credit quality and loan originations.

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

PART I

Item 1. Business

Our Company

RAIT Financial Trust is a specialty finance company that provides a comprehensive set of debt financing options to the real estate industry in the United States and Europe. We originate and invest in real estate-related assets that are underwritten through an integrated investment process. We conduct our business through our subsidiaries, RAIT Partnership, L.P., or RAIT Partnership, and Taberna Realty Finance Trust, or Taberna, as well as through their respective subsidiaries. RAIT is a self-managed and self-advised Maryland real estate investment trust, or REIT. Taberna is also a Maryland REIT. Our objective is to provide our shareholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy. We were formed in August 1997 and commenced operations in January 1998.

We manage and invest in the following asset classes:

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

We finance a substantial portion of our portfolio investments through borrowing and securitization strategies that seek to match the payment terms, interest rate and maturity dates of our financings with the payment terms, interest rate and maturity dates of those investments. We seek to mitigate interest rate risk through derivative instruments. We generate net income primarily from our net investment income, which is the difference between the interest and dividend income we earn on our investment portfolio and the cost of financing our investment portfolio, which includes the interest expense, fees, and related expenses that we pay on our borrowings and the cost of the interest rate hedges that we use to manage our interest rate risk. The cost of borrowings to finance our investments comprises a significant part of our expenses. Our net investment income will depend on our ability to control these expenses relative to our revenue.

Because the amount of leverage we intend to use will vary by asset class, the allocation of our assets among the asset classes in which we invest may not reflect the relative amounts of capital we have invested in the respective classes. As a result, we cannot predict the percentage of our capital that we will invest in each asset class or whether we will invest in other asset classes or investments. Investing in multiple asset classes does not, however, reduce or eliminate many of the risks associated with our investment portfolio such as credit risk and geographic concentration risk. We may change our investment strategies and policies, and the percentage of capital that we may invest in each asset class, without a vote of our shareholders.

We calculate our distributions to our shareholders based on our estimate of our REIT taxable income, which may vary from our net income calculated in accordance with U.S. generally accepted accounting principles, or GAAP. We expect that our REIT taxable income will be comprised primarily of our net investment income and our fee income. We expect that our REIT taxable income will be greater than our GAAP net income primarily because of asset impairments, amortization of intangible assets and fee income received by our taxable REIT subsidiaries, or TRSs, that is dividended to us is included in our REIT taxable income but deferred or eliminated for GAAP. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Beginning in the second half of 2007, there have been unprecedented disruptions in the credit markets, abrupt and significant devaluations of assets directly or indirectly linked to the U.S. real estate finance markets, and the attendant removal of liquidity, both long and short term, from the capital markets. These conditions have had, and we expect will continue to have, an adverse effect on us and companies we finance. During 2007, we recorded material asset impairments due primarily to credit deterioration of TruPS issuers in the residential mortgage or homebuilder sectors that collateralized securitizations we consolidate. In addition, during 2007, the market valuation for many classes of assets in our investment portfolio was impaired and our ability to finance them reduced. Defaults of residential mortgages in our investment portfolio also increased. These impairments are the primary cause of our reported net loss to common shareholders during the year ended December 31, 2007 of $379.3 million.

The events occurring in the credit markets have impacted our financing strategies. The market for securities issued by securitizations collateralized by assets similar to those in our investment portfolio has contracted severely. While we were able to sponsor a number of securitizations in 2007, we expect our ability to sponsor new securitizations will be limited for the foreseeable future. Short-term financing through warehouse lines of credit and repurchase agreements has become less available and reliable as increasing volatility in the valuation of assets similar to those we originate has increased the risk of margin calls. These events have impacted (and we expect will continue to impact) our ability to finance our business on a long-term, match-funded basis and may impede our ability to originate loans and securities. We expect that our fee income will be reduced as compared to historical levels due to our current reduced origination and securitization levels.

Beginning in the second half of 2007, we have focused on managing our exposure to liquidity risks primarily by reducing our exposure to possible margin calls under repurchase agreements, seeking to conserve our liquidity and generating our adjusted earnings. We have continued to manage our liquidity and originate new assets primarily through capital recycling as payoffs occur and through existing capacities within our completed securitizations. While we recorded asset impairments as a result of the developments in the capital markets resulting in our reported GAAP net loss during 2007, we declared common dividends of $2.56 per share. We have been able to identify opportunities for investments that generate returns in excess of historical levels and expect to begin increasing the rate at which we originate investments during 2008 over our currently historically low rate, primarily in commercial mortgages, mezzanine loans and other loans and assets under management in Europe. We are also seeking to develop new sources of financing, including additional bank financing, and increased use of co-investment, participations and joint venture strategies that will enable us to originate investments and generate fee income while preserving capital.

For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Manage interest rate risk and funding risk. Our management team seeks to finance asset growth by matching the interest rates and maturities of our assets with the interest rates and maturities of our financing, thereby reducing interest rate risk. This match funded financing strategy reduces our funding risks to finance our portfolio on a long-term basis. To reduce interest rate risk, we have and may continue to use derivative instruments such as interest rate swaps and interest rate caps to hedge our borrowings. We have historically used borrowing and securitization strategies, mainly through Collateralized Debt Obligations, or CDOs, to accomplish our long-term match funded financing strategies. The developments in the credit markets during 2007 have impacted this long term financing strategy. To finance our investments in the foreseeable future, management will seek to structure match funded financing opportunities through investing restricted cash and reinvesting amounts received under our current securitizations, loan participations, bank lines of credit, joint-venture opportunities and other methods that preserve our capital while making investments that generate an attractive return.

Generate fee income. We earn fees originating assets, fees in structuring collateralized debt obligations, or CDO, transactions and asset management fees in the United States and Europe. For a further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Our Investment Portfolio

The table below summarizes our investment portfolio as of December 31, 2007:

	Amortized Cost(1)	Estimated Fair Value(2)	Percentage of Total Portfolio	Weighted- Average Coupon(3)
	(dollars in thousands)
Investments in Mortgages and Loans
Residential mortgages and mortgage-related receivables(4)	$4,065,083	$3,943,570	38.7%	5.6%
Commercial mortgages, mezzanine loans and other loans	2,204,826	2,234,074	21.9%	8.7%

Total investment in mortgages and loans	6,269,909	6,177,644	60.6%	6.7%
Investments in Securities
TruPS and subordinated debentures	3,449,763	3,120,272	30.6%	7.7%
Unsecured REIT note receivables	367,889	347,317	3.4%	6.0%
CMBS receivables	213,921	173,441	1.7%	5.9%
Other securities	119,603	89,060	0.9%	9.9%

Total investments in securities	4,151,176	3,730,090	36.6%	7.5%
Investment in real estate interests	284,252	284,252	2.8%	N/A

Total Portfolio/Weighted Average	$10,705,337	$10,191,986	100.0%	7.0%

(1)	Amortized cost reflects the cost incurred to acquire or originate the asset, net of origination discount.

(2)	The fair value of our investments represents our management’s estimate of the price that a willing buyer would pay a willing seller for such assets. Management bases this estimate on the underlying interest rates and credit spreads for fixed-rate securities and, to the extent available, quoted market prices. The amortized cost of our consolidated and unconsolidated real estate interests approximates fair value.
(3)	Weighted average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to amortized cost or estimated fair value.
(4)	Our investments in residential mortgages and mortgage-related receivables at December 31, 2007 consisted of investments in adjustable rate residential mortgages. These mortgages bear interest rates that are fixed for three, five, seven and ten year periods, respectively, and reset annually thereafter and are referred to as 3/1, 5/1, 7/1 and 10/1 ARMs, respectively. We financed our investment in these assets through short-term repurchase agreements and long-term securitizations.

Our investments and operations are subject to limitations because we conduct our business so as to qualify as a REIT and not be required to register as an investment company under the Investment Company Act. See “Certain REIT and Investment Company Act Limits on Our Strategies” below.

For a further discussion of the cash flows generated by these portfolios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our Investment Strategy

We seek to invest in asset classes that maximize the risk-adjusted returns to our shareholders. As a result of developments in the credit markets discussed above, we have reduced our rate of origination of investments. We have been able to identify opportunities for investments that generate returns in excess of historical levels and expect to begin increasing the rate at which we originate investments during 2008 over our currently historically low rate, primarily in commercial mortgages, mezzanine loans and other loans and through assets under management in Europe. In addition, as a result of these developments, we do not expect to originate substantial new investments in certain asset classes we invested in historically for the foreseeable future, particularly TruPS and subordinated debentures of U.S. issuers. We have not adopted policies that require us to establish or maintain any specific asset allocations. As a result, we cannot predict the percentage amount of our total assets that each asset class will represent or whether we will invest in other asset classes or investments. We may change our investment strategies, policies and guidelines and the percentage of our total assets in each asset class or, in the case of securities, in a single issuer, without a vote of our shareholders. We have no limitations in our organizational documents on the types of investments we may make or financing we may provide.

Our investments portfolio is currently comprised of the following asset classes:

Commercial real estate loans, including mortgage loans and mezzanine loans. We originate commercial real estate loans which enables us to better control the structure of the loans and to maintain direct lending relationships with the borrowers. We offer senior long-term mortgage loans, short-term bridge loans and subordinated, or “mezzanine,” financing. We believe that our ability to offer structured financing coordinated with our borrowers’ other financing sources and our ability to respond quickly to our borrowers’ needs makes us an attractive alternative to equity financing. As a result, we believe we are able to take advantage of opportunities that will generate higher returns than traditional real estate loans. Our financing is usually “non- recourse.” Non-recourse financing means we look only to the assets securing the payment of the loan, subject to certain standard exceptions including liabilities relating to environmental issues, fraud, misapplication of funds and non-payment of real estate taxes. We may engage in recourse financing by requiring personal guarantees from controlling persons of our borrowers where we feel it is necessary to further protect our investment. We also acquire existing commercial real estate loans held by banks, other institutional lenders or third-party investors. We do not expect to obtain ratings on these investments unless or until we aggregate and finance them through a securitization transaction.

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

We often provide mezzanine or other forms of subordinated financing where the terms of the loan secured by the first lien on a property prohibit us from imposing a lien. We typically include one or more of the following provisions in these loans which we believe serve to mitigate our risk:

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

Although we seek to incorporate some or all of these provisions in our subordinated financings, we may not be able to negotiate the inclusion of any or all of them. Moreover, none of these factors will assure that these loans are collected. See Item 1A—”Risk Factors—Risks Related to Our Investments” below.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans and other loans as of December 31, 2007 (dollars in thousands):

	Amortized Cost	Estimated Fair Value	Range of Loan Yields	Weighted Average Coupon	Range of Maturities	Number of Loans	% of Total Loan Portfolio
Commercial mortgages	$1,477,153	$1,492,540	7.0% –19.0%	8.1%	March 2008 – August 2012	126	67.0%
Mezzanine loans	544,195	555,571	7.2% –17.0%	10.6%	March 2008 – August 2021	168	24.7%
Other loans	183,478	185,963	6.5% – 9.1%	7.3%	December 2008 – October 2016	11	8.3%

Total	$2,204,826	$2,234,074		8.7%		305	100.0%

The charts below describe the property types and the geographic breakdown of our commercial real estate loans, including mortgage loans and mezzanine loans we own as of December 31, 2007 (based on amortized cost):

TruPS and subordinated debentures. We have provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 10 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and contain minimal financial and operating covenants.

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

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of December 31, 2007 (dollars in thousands):

				Issuer Statistics
Industry Sector	Estimated Fair Value (a)	% of Total	Weighted Average Coupon	Weighted Average Ratio of Debt to Total Capitalization (b)	Weighted Average Interest Coverage Ratio (b)
Commercial Mortgage	$980,086	31.4%	7.6%	73.4%	2.2x
Office	551,711	17.7%	7.5%	72.5%	2.7x
Specialty Finance	475,878	15.2%	7.6%	84.2%	1.6x
Homebuilders	410,766	13.2%	8.5%	67.2%	1.1x
Residential Mortgage	292,458	9.4%	7.6%	95.9%	0.9x
Retail	216,399	6.9%	6.5%	90.8%	1.5x
Hospitality	116,136	3.7%	7.8%	69.8%	2.3x
Storage	76,838	2.5%	7.6%	64.6%	2.9x

Total	$3,120,272	100.0%	7.7%	77.0%	1.9x

(a)	Estimated by management. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”
(b)	This is the equity capitalization of our TruPS issuers based on information available to management, as provided by our issuers or through public filings, as of December 31, 2007.

During 2007, we began to originate Euro-denominated financing to real estate operating companies in the form of subordinated debentures and senior debt issued by these companies. We did not generate a material amount of revenue from foreign countries in 2007. For a discussion of risks relating to foreign operations, see Item 1A—“Risk Factors—Risks Related to Our Investments—Our acquisition of investments denominated or payable in foreign currencies may affect our revenues, operating margins and distributions and may also affect the book value of our assets and shareholders’ equity.”

Residential mortgage loans. We acquire residential mortgage loans with the intention of holding them for investment, rather than for sale. These mortgage loans, at origination, had an average FICO score of 738, an average principal balance of approximately $481,000 and an average loan-to-value ratio of approximately 73.9%. As of December 31, 2007, these residential mortgage loans had a weighted-average interest rate of approximately 5.6%. A FICO score is a credit score developed by Fair Isaac & Co., or Fair Isaac, for rating the credit risk of borrowers. FICO scores range from 300- 850 and a higher score indicates a lower credit risk. Fair Isaac’s website states that the median FICO score in the United States is 723.

Set forth below is certain information with respect to the residential mortgage loans owned as of December 31, 2007 (dollars in thousands).

	Carrying Amount	Weighted Average Interest Rate	Average Next Adjustment Date	Average Contractual Maturity	Average FICO Score	Number of Loans	Percentage of Portfolio
3/1 ARM	$115,959	5.6%	Aug. 2008	Aug. 2035	731	295	2.8%
5/1 ARM	3,336,784	5.6%	July 2010	Sept. 2035	739	6,918	82.1%
7/1 ARM	547,187	5.7%	Sept. 2011	July 2035	737	1,205	13.5%
10/1 ARM	65,153	5.7%	June 2015	June 2035	749	73	1.6%

Total	$4,065,083	5.6%			738	8,491	100.0%

The following charts below describes the FICO score, at origination, housing type and geographic breakdown of the residential mortgage loans we own as of December 31, 2007:

(a)	Based on Carrying Amount.

Taberna invested in these residential mortgage loan portfolios primarily in 2005 and mid-2006 to maintain its compliance with the REIT asset and income tests. We acquired these portfolios as part of the Taberna merger in December 2006. For a further discussion, see “Certain REIT and Investment Company Act Limits On Our Strategies” below.

Mortgage-backed securities, including RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities. We have invested, and expect to continue to invest, in RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities.

Unsecured REIT notes are publicly traded debentures issued by large public reporting REITs and other real estate companies. These debentures generally pay interest semi-annually. These companies are generally rated investment grade by one or more nationally recognized rating agencies.

CMBS generally are multi-class debt or pass-through certificates secured or backed by single loans or pools of mortgage loans on commercial real estate properties. We expect our CMBS investments to include loans and securities that are rated investment grade by one or more nationally-recognized rating agencies, as well as both unrated and non-investment grade loans and securities.

We structured and invested in two European CDOs, which we refer to as Taberna Europe I and Taberna Europe II. These CDOs were completed during 2007 and are collateralized by real estate-related securities issued by companies operating in Europe. We have retained a portion of the non-investment grade notes and preferred shares of Taberna Europe I and the preferred shares of Taberna Europe II. For a further discussion, see “Our Financing Strategy – Term Financing – Securitizations” below.

We invest in RMBS and other securities which principally consist of securities collateralized by adjustable rate and hybrid adjustable rate loans. Adjustable rate loans have interest rates that reset periodically, typically every six months or on an annual basis. Hybrid adjustable rate mortgage-backed securities and loans bear interest rates that have an initial fixed period (typically three, five, seven or ten years) and thereafter reset at regular intervals in a manner similar to adjustable rate loans.

The table and the chart below describe certain characteristics of our mortgage-backed securities and other real estate-related debt securities as of December 31, 2007 (dollars in thousands):

Investment Description	Amortized Cost	Weighted Average Coupon	Weighted Average Years to Maturity	Estimated Fair Value
Unsecured REIT note receivables	$367,889	6.0%	8.9	$347,317
CMBS receivables	213,921	5.9%	35.7	173,441
Taberna Europe I & II CDO investments	48,644	12.9%	30.4	44,811
Other securities	70,959	7.2%	40.0	44,249

Total	$701,413	6.6%	20.3	$609,818

(a)	S&P Ratings as of December 31, 2007.

Real estate investments and preferred equity interests. Our real estate investments and preferred equity interests are comprised of equity interests in entities that directly or indirectly own real estate. We consolidate the financial results of any entities which we control. We present our real estate investments and preferred equity interests on a combined basis as consolidated and unconsolidated interests on our balance sheet.

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

We generate a return on our preferred equity investments primarily through distributions to us at a fixed rate based upon the net cash flow of our investment from the underlying real estate. We use this investment structure as an alternative to a mezzanine loan where the financial needs and tax situation of the borrower, the terms of senior financing secured by the underlying real estate or other circumstances make a mezzanine loan less desirable. In these situations, the residual equity in the entity is held by other investors who retain control of the entity. These preferred equity investments generally give us a preferred return before the equity holders as to distributions and upon liquidation, sale or refinancing, provide for distributions to us and contain a mandatory redemption date. They may have conversion or exchange features and voting rights in certain circumstances. In the event of non-compliance with distribution or other material terms, our preferred equity investments may provide that our interest becomes the controlling or sole equity interest in the entity. Although we seek to incorporate some or all of these provisions in our preferred equity investment financings, we may not be able to negotiate the inclusion of any or all of them. Moreover, none of these factors will assure a return on our investment. In addition, all of the entities in which we have non-controlling interests are subject to other financing that ranks senior to our investment. The terms of this senior financing may limit or restrict distributions by the entity to us in the event of a default under such senior financing. See Item 1A—“Risk Factors—Risks Related to Our Investments” below. We believe that our ability to provide a financing structure through these preferred equity investments is advantageous because it allows us flexibility in addressing our borrower’s needs in situations where debt financing may not be appropriate while providing us with rights we believe are sufficient to protect our investment.

The table below summarizes the amounts included in our financial statements for real estate investment interests and preferred equity interests (dollars in thousands):

	December 31, 2007	December 31, 2006
Multi-family	$87,308	$34,818
Office	179,827	96,363
Retail and other	21,789	10,789

Subtotal	288,924	141,970
Plus: Escrows and reserves	1,056	—
Less: Accumulated depreciation	(5,728)	(2,838)

Investments in real estate interests	$284,252	$139,132

Our Fee Income

We derive fee income from our investment activities as described below. With respect to fee income generated by our TRSs, we intend to monitor continually the value of our interests in these TRSs so that, in the aggregate, they do not exceed 20% of our gross assets so that we may maintain our REIT compliance. See “Certain REIT and Investment Company Act Limits On Our Strategies” below. For a further discussion of our accounting policies regarding our fee income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Origination Fees. We receive origination fees in connection with our origination of commercial real estate loans. We also originate investments in TruPS, real estate debt and preferred equity securities in the United States and Europe. We receive origination fees paid by unaffiliated issuers and pay fees to unaffiliated investment banks or brokers that refer issuers to us.

Management, Servicing and Structuring Fees. We provide ongoing management services and loan servicing to CDO investment portfolios under cancellable management and servicing agreements. The management fees are an administrative cost of the CDO entity and are paid by the CDO administrative trustee on behalf of its investors. Structuring and management fees paid to us by CDOs that we consolidate for financial reporting purposes are eliminated from our financial statements in consolidation; however, we may be subject to income taxes on such fees in the year in which the fees are received.

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

Ongoing Surveillance. Our credit analysts continually monitor our assets for potential credit impairment. If we identify a particular asset exhibiting deterioration in credit, those assets are added to a credit watch list. Our analysts may communicate directly with our borrowers on a regular basis, visit properties, review public filings and reports generated by borrowers and review other sources of data that may impact a particular credit, and will do so even more closely for borrowers who are on one of our watch lists. We may sell assets that we deem to be a credit risk and may incur losses when we do so. We have various obligations to the investors in our CDOs that may require us to take certain actions, such as selling an asset out of a CDO, that impact our decision process with respect to credit deterioration. Our ability to sell more risky assets out of CDOs may conversely be constrained by limits placed on our ability to sell, purchase or substitute collateral under the terms of the CDO indenture. In some cases we may also seek to mitigate credit risks by renegotiating the terms of our loans or TruPS or other debt-instrument indentures, entering into loan forbearance agreements or similar agreements or waving various remedies that we may otherwise have the right to exercise.

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

Our strategy involves using multiple sources of short-term financing to acquire assets with the ultimate goal of financing these investments on a long-term, match-funded basis. Match funding enables us to match the interest rates and maturities of our assets with the interest rates and maturities of our financing, thereby reducing interest rate risk, and funding risks in financing our portfolio on a long-term basis. We have historically used a variety of short-term funding sources, including warehouse facilities, repurchase agreements and bank credit facilities, until we obtain permanent long-term financing. We have historically used borrowing and securitization strategies, mainly through CDOs, to accomplish our long-term match-funded financing strategies. Disruptions in the credit markets beginning in the latter half of 2007, discussed above, have impacted, and are expected to continue to impact, this long-term financing strategy. Due to these developments, we have substantially reduced our use of warehouse facilities and repurchase agreements as a source of financing . While we were able to sponsor a number of securitizations in 2007, we expect our ability to sponsor new securitizations to be limited for the foreseeable future. To finance our investments in the future, management will seek to structure match-funded financing opportunities through the use of restricted cash in, and through the reinvestment of amounts received under, our current securitizations and through loan participations, bank lines of credit, joint-venture opportunities and other methods that preserve our capital while making investments that generate an attractive return. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Warehouse facilities. These facilities are typically lines of credit from financial institutions that we can draw from to fund our investments and are short-term in nature. We have used warehouse facilities and other short-term financing arrangements to fund our origination of commercial real estate loans, TruPS and to acquire other securities. Under our TruPS warehouse facilities, we direct the acquisition of securities by a bank that will be the lead manager of the CDO, subject to the warehouse provider’s right to decline our desired acquisition of

14.1

securities during the accumulation period. The warehouse providers then purchase these securities and hold them on their balance sheet. We deposit cash and other collateral, which is held in escrow by the warehouse providers to cover our share of losses should securities default or need to be liquidated. We receive the difference between the interest earned on the securities acquired by the warehouse providers and the interest charged by the warehouse providers from the time the securities are acquired. We also bear the risk of credit losses, if any, generally up to the amount of our cash collateral.

As of December 31, 2007, we had $181.3 million outstanding under warehouse facilities against which we posted $31.6 million of cash collateral. Our warehouse facilities expire in March 2008. For a further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Repurchase agreements. We also may finance our investments through the use of repurchase agreements and short-term credit agreements. Under this financing technique, we sell our investments to a counterparty and agree to repurchase the same investments from the counterparty at a price equal to the original sale price plus an interest factor. We account for these agreements as debt, secured by the underlying assets. During the term of a repurchase agreement, we earn interest on the related investment and pay interest to the counterparty. Repurchase agreements generally have maturities of 30 to 90 days while the weighted average life of the investments we will own generally will be longer. As of December 31, 2007, we had $138.8 million in outstanding repurchase agreements, primarily financing our retained interests in residential mortgage loan securitizations and CDOs.

Term financing—Securitizations. We have financed our investments, including commercial real estate loans and TruPS, through long-term match funding strategies and, in particular, through the use of CDOs. A CDO is a securitization structure in which multiple classes of debt and equity are issued by a special purpose entity to finance a portfolio of assets. Cash flow from the portfolio of assets is used to repay the CDO liabilities sequentially, in order of seniority. The most senior classes of debt typically have credit ratings of “AAA” through “BBB–” and therefore can be issued at yields that are lower than the average yield of the securities backing the CDO. The debt tranches are typically rated based on portfolio quality, diversification and structural subordination. The equity securities issued by the CDO are the “first loss” piece of the capital structure, but they are entitled to all residual amounts available for payment after the obligations to the debt holders have been satisfied. Unlike typical securitization structures, the underlying assets in our CDO pool may be sold or repaid, subject to certain limitations, without a corresponding pay-down of the CDO debt, provided the proceeds are reinvested in qualifying assets.

Through December 31, 2007, our management team has structured and manages 13 CDOs, including CDOs structured at Taberna prior to our merger with it as follows: Taberna Preferred Funding I, Ltd., or Taberna I, Taberna Preferred Funding II, Ltd., or Taberna II, Taberna Preferred Funding III, Ltd., or Taberna III, Taberna Preferred Funding IV, Ltd., or Taberna IV, Taberna Preferred Funding V, Ltd., or Taberna V, Taberna Preferred Funding VI, Ltd., or Taberna VI, Taberna Preferred Funding VII, Ltd., or Taberna VII, Taberna Preferred Funding VIII, Ltd., or Taberna VIII, Taberna Preferred Funding IX, Ltd., or Taberna IX, Taberna Europe CDO I, P.L.C., or Taberna Europe I, Taberna Europe CDO II, P.L.C., or Taberna Europe II, RAIT CRE CDO I, Ltd., or RAIT I and RAIT CRE CDO II, Ltd., or RAIT II, all of which we manage. Set forth below is certain information about each CDO as of December 31, 2007 (dollars in millions).

			RAIT’s Retained Interests
CDO	Type Of Collateral	Total Collateral Amount	Investment Grade Debt	Non Investment Grade Debt	Equity Retained	Total Investment	Value of Retained Interests on a GAAP Basis (1)	Value of Retained Interests on an Economic Book Value Basis (1)
Taberna I (2)	TruPS, subordinated debt, CMBS and unsecured REIT notes	$663.0	$3.4	$—	$—	$3.4	$2.2	$2.2
Taberna II (3)	TruPS, subordinated debt, CMBS and unsecured REIT notes	$983.0	$—	$13.0	$44.5	$57.5	$—	$—
Taberna III (4)	TruPS, subordinated debt, CMBS and unsecured REIT notes	$745.0	$17.0	$23.0	$30.3	$70.3	$(68.3)	$3.9
Taberna IV (4)	TruPS, subordinated debt, CMBS and unsecured REIT notes	$650.0	$6.8	$24.4	$26.0	$57.2	$(46.8)	$2.6
Taberna V (3)	TruPS, subordinated debt, CMBS and unsecured REIT notes	$700.0	$—	$13.0	$19.7	$32.7	$—	$—
Taberna VI (4)	TruPS, subordinated debt, senior secured loans, CMBS and unsecured REIT notes	$680.0	$5.5	$3.0	$30.0	$38.5	$(67.6)	$1.7
Taberna VII (4)	TruPS, subordinated debt, first mortgages, CMBS and unsecured REIT notes	$639.7	$17.5	$21.0	$30.3	$68.8	$(6.4)	$27.7
Taberna VIII (5)	TruPS, subordinated debt, first mortgages, CMBS and unsecured REIT notes	$746.1	$35.0	$33.0	$60.0	$128.0	$70.5	$81.6
Taberna IX (5) (6)	TruPS, subordinated debt, first mortgages, CMBS and unsecured REIT notes	$750.0	$89.0	$45.0	$52.5	$186.5	$117.8	$121.6
Taberna Europe I (2) (6) (7)	Subordinated debt, senior loans, CMBS, other real estate-related assets and financial institution obligations	$875.4	$—	$20.4	$16.4	$36.8	$30.4	$30.4
Taberna Europe II (2) (6) (7)	Subordinated debt, senior loans, CMBS, other real estate-related assets and financial institution obligations	$1,313.1	$—	$—	$25.5	$25.5	$20.2	$20.2
RAIT I (8)	Commercial mortgages and mezzanine loans	$958.6	$—	$35.0	$165.0	$200.0	$176.9	$200.0
RAIT II (6) (8)	Commercial mortgages and mezzanine loans	$781.8	$55.5	$30.5	$110.2	$196.2	$175.2	$196.2

TOTALS		$10,485.7	$229.7	$261.3	$610.4	$1,101.4	$404.1	$688.1

(1)	These columns represent the basis of our retained interests in these entities under GAAP principles and under our definition of economic book value. See “Economic Book Value” below for our definition. Under GAAP, we are required to absorb unrealized losses on consolidated investments even if those unrealized losses are in excess of our maximum value at risk, or our investment in those securitizations.

(2)	These CDOs are managed CDOs and are not consolidated. Each of these CDOs is performing and paying cash flow based upon respective payment priorities within its respective indenture.
(3)	These CDOs are managed and are not consolidated. These CDOs are currently failing several of their respective over-collateralization tests due to collateral defaults and are re-directing approximately $5.4 million of cash flow, in the aggregate on a quarterly basis, associated with our retained interests, to repay principal on senior debt. Additionally, while we are collecting $0.8 million of senior management fees on these CDOs, we are not collecting $0.8 million of our subordinate management fees.
(4)	These CDOs are managed and consolidated CDOs. These CDOs are currently failing several of their respective over-collateralization tests due to collateral defaults and are re-directing approximately $10.9 million of cash flow, in the aggregate on a quarterly basis, associated with our retained interests, to repay principal on senior debt. Additionally, while we are collecting $1.4 million of senior management fees on these CDOs, we are not collecting $1.4 million of our subordinate management fees.
(5)	These CDOs are managed and consolidated CDOs. Each of these CDOs is performing and paying cash flow based upon its respective payment priorities. We receive approximately $10.2 million of cash flow, on a quarterly basis, associated with our retained interests and $0.6 million and $0.7 million of senior and subordinated management fees on a quarterly basis. These amounts are based on fully ramped and stabilized portfolios in these CDOs.
(6)	This securitization is currently in its “ramp” period, which means that the securitization is still acquiring collateral. This amount represents the total amount of collateral expected to be owned by the CDO when the ramp period closes. Taberna IX’s and Taberna Europe II’s ramp up was completed on January 31, 2008.
(7)	Amounts presented related to these CDOs are converted to U.S. dollars based on U.S. dollar to Euro exchange rates as of December 31, 2007.
(8)	These CDOs are managed and consolidated commercial real estate, or CRE, CDOs. Each of these CDOs is performing and paying cash flow based upon its respective payment priorities. We receive approximately $19.0 million of cash flow, quarterly, associated with our retained interests.

The equity securities that we own in the CDOs shown in the table are subordinate in right of payment and in liquidation to the collateralized debt securities issued by the CDOs. We may also own common shares, or the non-economic residual interest, in certain of the entities above.

The investors that acquire interests in our CDOs include large, international financial institutions, funds, high net worth individuals and private investors. We do not consolidate Taberna I, Taberna II, Taberna V, Taberna Europe I and Taberna Europe II for financial reporting purposes. We consolidate Taberna III, Taberna IV, Taberna VI, Taberna VII, Taberna VIII, Taberna IX, RAIT I and RAIT II for financial reporting purposes. During 2007, we deconsolidated Taberna II and Taberna V as we sold a portion of equity interest and non-investment grade debt we retained such that we are not the primary beneficiary of the CDO. Please see “Item 8. Financial Statements.”

Through December 31, 2007, we completed six securitizations of residential mortgage loans, which had aggregate unpaid principal balances of approximately $4.1 billion as of December 31, 2007. Additionally, we held $9.9 million of residential mortgage loans in unsecuritized whole loan form as of December 31, 2007. The loans are held by owners’ trusts that are wholly owned by Taberna Loan Holdings I, LLC, one of our wholly-owned subsidiaries. Each trust issued debt securities rated “AAA” by Standard & Poor’s in the public capital markets. Each trust also issued classes of debt securities rated below “AAA,” all of which we acquired and continue to hold. The securities that we hold include all of the ownership certificates in the trusts and all of the securities rated from “AA” through “B,” together with non-rated and interest-only securities issued by the securitization entities. Our securities represent the first-dollar loss position in these securitizations, meaning that we would suffer losses on our investment before the holders of the “AAA” rated securities. We treat these securitizations, and will treat similar securitizations that we expect to complete in the future, as consolidated, secured borrowings for financial reporting and U.S. federal income tax purposes. We recorded no gain on our transfer of the loans to the trusts

The following table summarizes the total collateral amount, our retained interests and loan delinquencies greater than 60-days for each of the six securitizations as of December 31, 2007 (in millions):

	Total Collateral Amount	Our Retained Interests (1)	Loan Delinquencies > 60 days (2)
Bear Stearns ARM Trust 2005-7	$423.9	$33.0	1.0%
Bear Stearns ARM Trust 2005-9	896.8	51.6	0.7%
Citigroup Mortgage Loan Trust 2005-1	600.6	43.1	0.3%
CWABS Trust 2005 HYB9	829.2	46.8	5.2%
Merrill Lynch Mortgage Investors Trust, Series 2005-A9	727.9	46.8	1.4%
Merrill Lynch Mortgage Backed Securities Trust, Series 2007-2	596.7	24.0	1.2%

Total (3)	$4,075.1	$245.3	1.8%

(1)	We have retained all of the “equity” interests in these securitizations. All of the debt issued by these securitizations that was not retained by us is rated “AAA” by various rating agencies.
(2)	Based on Total Collateral Amount as of December 31, 2007. Our total loan loss reserve associated with our residential mortgage portfolio was $11.8 million as of December 31, 2007.
(3)	Excludes approximately $9.9 million of unsecuritized residential mortgages as of December 31, 2007.

Term Financing-Lines of Credit and Other Indebtedness. We have and expect to use term financing through lines of credit and other indebtedness to finance our asset growth on a short-term basis until long-term financing is available. We have secured credit facilities with three financial institutions with total capacity as of December 31, 2007 of $110.0 million. As of December 31, 2007, we have borrowed approximately $43.5 million on these credit facilities leaving approximately $36.5 million of availability. Our credit facilities are secured by commercial mortgages and mezzanine loans. For a further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We expect to continue to utilize lines of credit and other term financing as a financing strategy and expect to expand our available lines of credit.

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

We may from time to time enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates under short-term repurchase agreements. Interest rate swap agreements have historically been structured such that the party seeking the hedge protection receives payments based on a variable interest rate and makes payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset mechanisms for LIBOR. The repurchase agreements generally have maturities of 30 to 90 days and carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements will effectively fix our borrowing cost and will not be held for speculative or trading purposes. See Item 7A—”Quantitative and Qualitative Disclosures About Market Risk.”

Interest rate management techniques do not eliminate interest rate risk but, rather, seek to mitigate it. See Item 1A—”Risk Factors—Risks Related to Our Business—Our hedging transactions may not completely insulate us from interest rate risk, which could cause volatility in our earnings.”

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

•

The REIT provisions of the Internal Revenue Code limit our and Taberna’s ability to hedge mortgage-backed securities, preferred securities and related borrowings. Except to the extent provided by the regulations promulgated by the U.S. Treasury Department, or the Treasury regulations, any income from a hedging transaction we or Taberna enter into in the normal course of business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in the Treasury regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test (and will generally constitute non-qualifying income for purposes of the 75% gross income test). To the extent that we or Taberna enter into other types of hedging transactions, the income from those transactions is likely to be treated as non- qualifying income for purposes of both of the gross income tests. As a result, we or Taberna might have to limit use of advantageous hedging techniques or implement those hedges through TRSs. This could increase the cost of our or Taberna’s hedging activities or expose it or us to greater risks associated with changes in interest rates than we or it would otherwise want to bear.

There are other risks arising out of our and Taberna’s need to comply with REIT requirements. See Item 1A—”Risk Factors-Tax Risks” below.

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

Because RAIT Partnership and the two wholly-owned subsidiaries through which we hold 100% of the partnership interests in RAIT Partnership—RAIT General, Inc. and RAIT Limited, Inc.—will not be relying on Section 3(c)(1) or 3(c)(7) for their respective Investment Company Act exemptions, our investments therein will not constitute “investment securities” for purposes of the 40% test, if RAIT Partnership is otherwise exempt from the Investment Company Act.

RAIT Partnership, our subsidiary that holds, directly and through wholly-owned or majority-owned subsidiaries, a substantial portion of our assets, intends to conduct its operations so that it is not required to register as an investment company in reliance on the exemption from Investment Company Act regulation provided under Section 3(c)(5)(c). RAIT Asset Holdings LLC, a wholly-owned subsidiary of RAIT Partnership also intends to be exempt from Investment Company Act regulation under Section 3(c)(5)(c). RAIT Partnership may also from time to time rely on the exemption from Investment Company Act regulation provided under Section 3(c)(6).

Any entity relying on Section 3(c)(5)(c) for its Investment Company Act exemption must have at least 55% of its portfolio invested in qualifying assets (which in general must consist of mortgage loans, mortgage backed securities that represent the entire ownership in a pool of mortgage loans and other liens on and interests in real estate) and another 25% of its portfolio invested in other real estate-related assets. Based on no-action letters issued by the Staff of the SEC, we classify our investments in mortgage loans as qualifying assets, as long as the loans are “fully secured” by an interest in real estate. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then we consider the loan to be a qualifying asset. We do not consider loans with loan-to-value ratios in excess of 100% to be qualifying assets that come within the 55% basket, but only real estate-related assets that come within the 25% basket. Based on a recent no-action letter issued by the Staff of the SEC, we treat most of our mezzanine loans as qualifying assets because we usually obtain a first lien position on the entire ownership interest of a special purpose entity, or SPE, that owns only real property, or that owns the entire ownership interest in a second SPE that owns only real property, and otherwise comes within the conditions of the no-action letter and we treat any remaining mezzanine loans as real estate-related assets that come within the 25% basket. The treatment of other investments as qualifying assets and real estate-related assets, including equity investments in subsidiaries, is based on the characteristics of the underlying asset, in the case of a directly held investment, or the characteristics of the assets of the subsidiary, in the case of equity investments in subsidiaries.

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

If the combined value of the investment securities issued to Taberna by its subsidiaries that are excepted by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities Taberna may own, exceeds 40% of Taberna’s total assets on an unconsolidated basis, Taberna may be required either to substantially change the manner in which it conducts its operations or to rely on Section 3(c)(1) or 3(c)(7) to avoid having to register as an investment company, either of which could have an adverse effect on Taberna and us. If Taberna were to rely on Section 3(c)(1) or 3(c)(7), then we would no longer comply with our own exemption from registration as an investment company.

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

Competition

We are subject to significant competition in all aspects of our business. Existing industry participants and potential new entrants compete with us for the available supply of investments suitable for origination or acquisition, as well as for debt and equity capital. We compete with many third parties engaged in real estate finance and investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. We expect that competition, particularly in our commercial mortgage and mezzanine loan business, will continue to increase, and that other companies and funds with investment objectives similar to ours may be organized in the future. Some of these competitors have, or in the future may have, substantially greater financial resources than we do and generally may be able to accept more risk. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, competition may lead us to pay a greater portion of the origination fees that we expect to collect in our future origination activities to third-party investment banks and brokers that introduce borrowers to us in order to continue to generate new business from these sources.

Employees

As of February 27, 2008, we had 76 employees and believe our relationships with our employees to be good. None of our employees is covered by a collective bargaining agreement.

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

Risks Related to Our Business

Continuing deterioration in the credit markets, and particularly in the residential real estate finance and homebuilder sectors, are likely to impact the realizable value of, and return on, some of our investments, and our ability to finance those investments at acceptable rates, or at all.

Developments since July 2007 have substantially reduced or eliminated the availability of financing for certain real estate sectors, including the residential mortgage sector and the home builders sector. This has significantly impaired the realizable value of, and return on, some of our investments, and our ability to finance those investments at acceptable rates, or at all. Historically, we have invested in various securities that have direct or indirect exposure to the residential mortgage sector, including the “subprime” sectors of that market, and the homebuilder sector. We also hold investments, or may in the future make investments, in companies whose businesses have or will have exposure, directly or indirectly, to the residential mortgage sector or homebuilder sector. Moreover, we also hold investment grade and non-investment grade mortgage-backed securities representing interests in pools of residential mortgage loans, some of which may be characterized as subprime loans. While we believe that we have properly recorded the carrying value of all of our investments, third parties may value these investments differently than us, which may further affect the value of, and our cost of financing, these investments.

To the extent that the credit quality of any of our investments is adversely affected by exposure to these real estate sectors and we or (if we rely upon or are affected by a third party valuation) a third party determine to mark down the estimated value of that investment, we may be required to repay some portion or all of any related financing as a result of requirements to maintain specified levels of asset value, provisions relating to the amount of permissible borrowings to asset value or otherwise. Also, we finance some of our investments in mortgage-backed securities and residential mortgages through repurchase agreement facilities which contain “mark-to market” provisions. If a repurchase agreement counterparty marks down the value of our investment, we may be required to provide additional collateral to the counterparty. Failure to do so could result in the sale of the assets subject to the repurchase agreement by the counterparty and the loss of some or all of our investment. To the extent any of the investments collateralizing our securitizations are determined to be impaired, we may experience a reduction or elimination of returns to us in those securitizations for an indefinite time and substantial losses attributable to such impairment.

If companies in which we invest are themselves directly or indirectly invested in residential mortgage loans and are thereby exposed to changes in the value of residential mortgage loans, the value of our investment in those companies may be temporarily or permanently impaired by movements in the market for residential mortgage loans or securities backed by such loans.

To the extent current credit market conditions adversely affect other investments in our investment portfolio, this could result in material asset impairment of, and loss of revenue and cash flow from, these investments.

Failure to procure adequate capital and funding would adversely affect our results.

We depend upon the availability of adequate funding and capital from a limited number of sources. Under current market conditions, the availability of both debt and equity funding has contracted severely. The failure to secure financing on acceptable terms or in sufficient amounts could reduce our taxable income by limiting our ability to originate loans and other investments and increasing our financing expense. A reduction in our net taxable income could impair our liquidity and our ability to pay distributions to our shareholders. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us.

Pending the structuring of a securitization or term financing arrangement, we may finance assets through borrowings under short-term warehouse and repurchase facilities. Our lenders may decline to purchase assets on our behalf at their sole discretion and we are subject to conditions under these facilities that are independent of our performance or the performance of the underlying assets, including, for example, eligibility requirements, the state of the securitization market or market for similar assets generally, regulations or internal policies governing our lenders’ operations and concentration limits or other limits or requirements imposed on securitized pools by rating agencies. Our ability to obtain or continue repurchase facilities may also depend on the counterparties’ ability to refinance our obligations with third parties. If there is a disruption of the repurchase market or if disruptions in the securitization market generally continue or worsen, or if one of the counterparties is itself unable to access the repurchase market, or is unwilling to finance assets that we present for financing for any other reason, our ability to conduct our business would be impaired. In addition, if the regulatory capital requirements imposed on our lenders change, the lenders may decline to provide financing to us at acceptable terms or in sufficient amounts. We cannot assure you that we will be able to renew or replace our respective financing arrangements when they expire or are terminated on terms that are acceptable to us, or at all.

Our business requires a significant amount of cash, and if such cash is not available, our business and financial performance will be significantly harmed.

Our business requires a substantial amount of cash to fund investments, to pay expenses and to acquire and hold assets. As REITs, we and Taberna must distribute at least 90% of REIT taxable income to our respective shareholders, determined without regard to the deduction for dividends paid and excluding net capital gain, which substantially limits our ability to accumulate cash from our operations. In addition, since most of our warehouse facilities and repurchase agreements allow our lenders to make margin calls, we could be required to make cash payments to our lenders in the event that there is a decline in the market value of the assets that collateralize our debt or for other reasons. Developments in the credit markets since July 2007 have substantially reduced the cash available to us and adversely effected our ability to execute successfully our business plan. We cannot assure you that we will be able to generate a sufficient amount of cash to execute successfully our business strategy.

Our reliance on significant amounts of debt to finance investments may subject us to an increased risk of loss, reduce our return on investments, reduce our ability to pay distributions to our shareholders and possibly result in the foreclosure of any assets subject to secured financing.

We incur a significant amount of debt to finance operations, which could compound losses and reduce our ability to pay distributions to our shareholders. We have historically leveraged our portfolio through the use of bank credit facilities, repurchase agreements, warehouse facilities, securitizations and other borrowings. The leverage we employ will vary depending on our ability to obtain financing, the loan-to-value and debt service coverage ratios of the assets, the yield on the assets, the targeted leveraged return we expect from the portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Changes in market conditions have caused, and may continue to cause, availability of financing to decrease and the cost of financing to increase relative to the income that we can derive from investments, which has impaired, and may continue to impair, the returns we can achieve and our ability to pay distributions to our shareholders.

Our debt service payments reduce the net income available for distributions to our shareholders. Substantially all of our assets are pledged as collateral for borrowings. In addition, the assets of the securitizations that we consolidate collateralize the debt obligations of the securitizations and are not available to satisfy other creditors. To the extent that we fail to meet debt service obligations, we risk the loss of some or all of our respective assets to foreclosure or sale to satisfy these debt obligations. Under repurchase agreements, our lenders may have the ability to liquidate our assets through an expedited process. Currently, our declaration of trust and bylaws do not impose any limitations on the extent to which we may leverage our respective assets.

As our warehouse facilities or other short-term borrowing instruments mature, we will be required either to enter into new financing arrangements or to sell certain of our portfolio investments. Because of current market conditions, we cannot assure you that we will be able to renew or find replacements for our maturing short-term facilities, and may be required to sell some portfolio investments at a loss or be unable to generate new investments. Moreover, even if we do renew or obtain new short-term facilities, they may be at an increase in interest rate, which would reduce the spread between returns on our portfolio investments and the cost of our borrowings. This change in interest rates would reduce returns on our portfolio investments that are subject to prepayment risk, including our mortgage-backed securities investments, which might reduce earnings and, in turn, distributions we make to our shareholders.

Our financing arrangements contain covenants that restrict our operations, and any default under these arrangements would inhibit our ability to grow our business, increase revenue and pay distributions to our shareholders.

Our financing arrangements contain extensive restrictions and covenants. Failure to meet or satisfy any of these covenants could result in an event of default under these agreements. These agreements may contain cross- default provisions so that an event of default under any agreement will trigger an event of default under other agreements, giving our lenders the right to declare all amounts outstanding under their particular credit agreement to be immediately due and payable, and enforce their rights by foreclosing on or otherwise liquidating collateral pledged under these agreements.

Our financing arrangements also restrict our ability to, among other things:

•	incur additional debt;

•	make certain investments or acquisitions; and

•	engage in mergers or consolidations.

Furthermore, certain related repurchase agreement guarantees, for example, require that we satisfy certain covenants with respect to our financial condition and maintain our qualification as a REIT, and restrict our ability to make material changes to our business and to enter into transactions with affiliates.

These restrictions may interfere with our ability to obtain financing or to engage in other business activities. Furthermore, our default under any of our financing arrangements could have a material adverse effect on our business, financial condition, liquidity and results of operations and our ability to make distributions to our shareholders.

We may not be able to use securitizations as a financing source.

We originate or acquire real estate securities and mortgage loans and historically financed them on a long-term basis through the issuance of securitizations. The market for securities issued by securitizations collateralized by assets similar to those in our investment portfolio has been severely impacted since July 2007. We will continue to consider securitizations as a financing strategy to grow our investment portfolio, but we expect we will also continue to seek other financing arrangements in response to current market conditions. We cannot assure you that we will be able to develop these financing sources on acceptable terms, or at all. These and any future disruptions in the capital markets generally, or in the securitization markets, specifically, may make a securitization transaction less attractive or even impossible. If we are unable to securitize assets, or if doing so is not economical, we may be required to seek other forms of potentially less attractive financing or, if such financing is not available, to liquidate assets at a price that could result in a loss of all or a portion of the cash and other collateral backing our purchase commitment.

We are exposed to loss if warehouse facilities or other short-term lenders liquidate our portfolio. Moreover, assets acquired by our warehouse providers or financed by us using repurchase agreements may not be suitable for a future securitization transaction, which may require us to seek more costly financing for these assets or to liquidate assets.

Under our warehouse facilities, we direct the acquisition of securities by banks that are our warehouse providers. However, our warehouse providers have the right to decline to acquire the securities we identify. We deposit cash and other collateral, which is held in escrow by the warehouse providers to cover our share of losses in the event that such securities need to be liquidated. The warehouse providers then purchase the securities and hold them on their balance sheet. Our lenders have the right to liquidate assets acquired under our warehouse facilities upon the occurrence of certain events, such as a default or a decline in credit quality that may lead to a default. We will share in losses suffered by our lenders in the event of a liquidation, generally up to the value of the collateral we maintain with the lenders although, if we have engaged in fraud, intentional misconduct or criminal conduct, some of our warehouse facilities make us fully liable for any losses. We are also subject to the risk that, during the warehouse period, a sufficient amount of eligible assets will not be acquired to maximize the efficiency of a securitization and the risk that the assets acquired by our warehouse providers may not be suitable for a securitization issuance. If we are unable to finance the assets acquired by our warehouse providers or financed by us using repurchase agreements through securitization transactions, we may be required to seek more costly financing for theses assets or to liquidate assets.

The use of securitization financings with over-collateralization requirements may reduce our net income and cash flow and may trigger certain termination provisions in the related collateral management agreements.

The terms of the securitizations we have structured generally provide that the principal amount of assets must exceed the principal balance of the related securities issued by them by a certain amount, commonly referred to as “over-collateralization.” The securitization terms provide that, if delinquencies and/or losses exceed specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the securities issued in the securitization, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. In addition, a failure by a securitization to satisfy an over-collateralization test typically results in accelerated distributions to the holders of the senior debt securities issued by the securitization entity. Our equity holdings and, when we acquire debt interests in securitizations, our debt interests, and our subordinated management fees, if any, are subordinate in right of payment to the other classes of debt securities issued by the securitization entity. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the securitization entity. We cannot assure you that the performance tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future securitizations, there can be no assurance of the actual terms of the securitization delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of our net income. Failure to obtain favorable terms with regard to these matters may materially and adversely affect our net income. In addition, collateral management agreements typically provide that if certain over-collateralization tests are failed, the collateral management agreement may be terminated by a vote of the security holders. If the assets held by securitizations fail to perform as anticipated, our earnings may be adversely affected, and over-collateralization or other credit enhancement expenses associated with our securitization financings will increase.

Our securitizations are required to obtain confirmations from rating agencies of credit ratings that the rating agencies previously issued on the debt securities issued by the securitizations, and any failure to obtain such confirmations may reduce our cash flow.

The terms of the securitizations we structure generally require that the rating agencies who initially rated the debt securities issued by the securitization confirm those credit ratings after the investment accumulation period, or ramp up period, for the securitization is completed and the securitization seeks to go effective, as defined in the respective indentures. In the absence of those confirmations, the securitization terms typically provide for accelerated distributions to the holders of the senior debt securities issued by the securitization entity until such time as the terms of the securitizations relating to these confirmations are met. Our equity holdings and, when we acquire subordinated debt interests in securitizations, those debt interests, are subordinate in right of payment to the other classes of debt securities issued by the securitization entity. Our Taberna IX and Taberna Europe I securitizations have each completed their respective ramp up periods and we are currently in negotiations with a rating agency regarding obtaining their ratings confirmation in order to go effective. Our Taberna Europe II and RAIT II securitizations are each currently scheduled to complete their respective ramp up periods in September 2008 and March 2008, respectively, and require the confirmations of ratings by ratings agencies in order to go effective. We cannot assure you that we will be able to obtain these confirmations for Taberna Europe I, Taberna IX or any other securitizations currently in their ramp period or that we may sponsor in the future. Failure to obtain these confirmations may materially and adversely affect our cash flow from the securitization.

Adverse market trends relating to the loans and real estate securities collateralizing our securitizations have reduced, and are expected to continue to reduce, the value of our retained interests in these securitizations.

The securitizations we sponsored where we retained debt or equity issued by the securitization entity have been backed by mortgage loans, mezzanine loans, TruPS, other senior and subordinated real estate company securities, other preferred securities, RMBS, CMBS or other real estate-related securities. Adverse market trends since then have reduced, and we expect them to continue to reduce, the value of these types of assets and the value of our interests in securitizations.

Representations and warranties made by us in loan sales and securitizations may subject us to liability that could result in loan losses and could harm our operating results and, therefore distributions we make to our shareholders.

In connection with securitizations, we make representations and warranties regarding the assets transferred into securitization trusts. The trustee in the securitizations has recourse to us with respect to the breach of these representations and warranties. While we generally have recourse to loan originators for any such breaches, there can be no assurance that the originators will be able to honor their obligations. We generally attempt to limit the potential remedies of the trustee to the potential remedies we have against the originators from whom we acquired the assets. However, in some cases, the remedies available to the trustee may be broader than those available to us against the originators of the assets and, in the event the trustee enforces its remedies against us, we may not always be able to enforce whatever remedies are available to us against the originators of the loans. Furthermore, if we discover, prior to the securitization of an asset, that there is any fraud or misrepresentation with respect to it and the originator fails to repurchase the asset, then we may not be able to sell the asset or may have to sell it at a discount.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks of default by the hedging counterparty and illiquidity.

Subject to maintaining our and Taberna’s respective qualification as a REIT, part of our investment strategy involves entering into puts and calls on securities or indices of securities, interest rate swaps, caps and collars, including options and forward contracts, and interest rate lock agreements, principally Treasury lock agreements, to seek to hedge against mismatches between the cash flows from our assets and the interest payments on our liabilities. Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we entered into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we seek to reserve the right to terminate our hedging positions, we may not always be able to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. A liquid secondary market may not exist for hedging instruments purchased or sold, and we may have to maintain a position until exercise or expiration, which could result in losses.

We may enter into hedging instruments that could expose us to unexpected losses in the future.

We may enter into hedging instruments that would require us to fund cash payments in the future under certain circumstances, for example, upon the early termination of the instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the instrument. The amount due would be equal to the unrealized loss of the open positions with the counterparty and could also include other fees and charges. These losses will be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

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

For accounting purposes, we reflect our interest in our warehouse facilities in our financial statements as a non-hedge derivative and record it at fair value. Changes in the fair value of this non-hedge derivative are reflected in our earnings. Changes in fair value can be caused by changes in interest rates that are not fully hedged. To the extent that we fail to hedge fully against adverse fluctuations in interest rates, our earnings will be reduced or we could have losses.

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

We receive collateral management fees pursuant to collateral management agreements for services provided by our subsidiaries for acting as the collateral manager of securitizations sponsored by us. We expect to receive similar fees for any future securitization transactions. If a collateral management agreement is terminated or if the securities serving as collateral for a securitization are prepaid, the collateral management fees will be reduced or eliminated.

Our subsidiaries receive collateral management fees pursuant to collateral management agreements for acting as the collateral manager of securitizations sponsored by us. If all the notes issued by a securitization for which one of our subsidiaries acts as collateral manager are redeemed, or if the collateral management agreement is otherwise terminated, we will no longer receive collateral management fees from that subsidiary with respect to that securitization. In general, a collateral management agreement may be terminated both with and without cause at the direction of holders of a specified supermajority in principal amount of the notes issued by the securitization. Furthermore, such fees are based on the total amount of collateral held by the securitizations. If the securities serving as collateral for a securitization are prepaid or go into default, we will receive lower collateral management fees than expected or the collateral management fees may be eliminated.

We operate in a highly competitive market which may harm our business, financial condition, liquidity and results of operations.

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

Competition may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms and reducing the fee income we realize from the origination, structuring and management of securitizations. It may also make it more difficult to obtain appreciation interests and increase the price, and thus reduce potential yields, on discounted loans we acquire.

Cohen Brothers, LLC d/b/a Cohen & Company, or C & Co., and its various subsidiaries or entities managed by its affiliates will compete with us in the origination of TruPS or similar instruments upon the termination of the non-competition agreement between Taberna and C & Co. C & Co. is a diversified financial services company with significant experience in originating TruPS and other preferred equity securities and structuring and managing securitizations involving such securities. There are no agreements that prevent C & Co., its affiliates or entities managed by them from competing with us in any other aspects of our business.

Loss of our management team or the ability to attract and retain key employees could harm our business.

The real estate finance business is very labor-intensive. We depend on our management team to manage our investments and attract customers for financing by, among other things, developing relationships with issuers, financial institutions and others. The market for skilled personnel is highly competitive and has historically experienced a high rate of turnover. Due to the nature of our business, we compete for qualified personnel not only with companies in our business, but also in other sectors of the financial services industry. Competition for qualified personnel may lead to increased hiring and retention costs. We cannot guarantee that we will be able to attract or retain qualified personnel at reasonable costs or at all. If we are unable to attract or retain a sufficient number of skilled personnel at manageable costs, it could impair our ability to manage our investments and execute our investment strategies successfully, thereby reducing our earnings and our ability to make distributions.

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

Our chief executive officer and trustee, Daniel G. Cohen, also serves as the chairman of C & Co. and of Alesco Financial Inc., or Alesco, a REIT that invests in RMBS and CMBS, residential mortgage loans, TruPS issued by banks and insurance companies and collateralized loans issued by companies in a variety of industries. Mr. Cohen has entered into an employment agreement with us under which he has agreed to devote only such time to our affairs as is reasonably necessary to perform his duties.

We may compete with Alesco for certain investment opportunities. A wholly-owned subsidiary of C & Co. is the manager of Alesco, and members of our management team beneficially own, in the aggregate, less than 5% of Alesco’s outstanding common shares of beneficial interest. While Alesco is currently prohibited, as an affiliate of C & Co., from engaging in the businesses related to TruPS issued by REITs and real estate operating companies covered by Taberna’s non-competition agreement with C & Co., this agreement terminates April 28, 2008. As a result, the interests of members of our management in Alesco may create potential conflicts of interest to the extent that we compete with Alesco for investment opportunities in assets other than TruPS issued by REITs and real estate operating companies. Our conflict of interest policies may not successfully eliminate the influence of such conflicts.

Under Taberna’s non-competition agreement with C & Co., C & Co. has agreed not to, directly or through controlled entities, compete with us in the business of purchasing TruPS or other preferred equity securities from, or acting as placement agent for, REIT and real estate operating company issuers of TruPS or other preferred equity securities and not to act as collateral manager for securitizations involving such securities. This non-competition agreement terminates on the earliest to occur of

•	any date mutually agreed upon by both parties;

•	the occurrence of a change of control of Taberna (other than pursuant to Taberna’s merger involving us);

•	April 28, 2008; or

•	the date that Daniel G. Cohen’s employment as our chief executive officer is terminated by us without cause.

The merger with RAIT constituted a change of control under the non-competition agreement. Accordingly, C & Co. waived its termination right under this agreement as a result of the merger. Nevertheless, to the extent we invest in, act as placement agent for or acts as collateral manager for securitizations involving securities other than TruPS or other preferred equity securities of REITs and real estate operating companies, we may compete with C & Co. or other C & Co. investment entities with similar or overlapping investment or financing strategies and members of our management may face conflicts of interest in allocating such opportunities between us, on the one hand, and C & Co. and its affiliates, on the other hand.

We are named as a defendant in a consolidated putative class action securities lawsuit and putative shareholders’ derivative action and the adverse resolution of these matters could have a material adverse effect on our financial condition and results of operations.

RAIT Financial Trust, certain of our executive officers and trustees, our auditors and the lead underwriters involved in our public offering of common shares in January 2007 and our public offering of series C preferred stock in July 2007 were named defendants in one or more of nine putative class action securities lawsuits filed in August and September 2007 in the United States District Court for the Eastern District of Pennsylvania. By Order dated November 17, 2007, the Court consolidated these cases under the caption In re RAIT Financial Trust Securities Litigation (No. 2:07-cv-03148), and appointed a lead plaintiff and lead counsel. On August 17, 2007, a putative shareholders’ derivative action was filed in the United States District Court for the Eastern District of Pennsylvania naming RAIT Financial Trust, as nominal defendant, and certain of our executive officers and trustees as defendants. An adverse resolution of these matters could have a material adverse effect on our financial condition and results of operations. For further information, see “Legal Proceedings.”

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

Risks Related to Our Investments

We may not realize gains or income from investments and have realized, and may continue to realize, losses from some of our investments.

We seek to generate both current income and capital appreciation. However, our investments may not appreciate in value and, in fact, some of our investments have declined, and may continue to decline, in value. In addition, some of the financings that we originate and the loans and securities in which we invest have, and may continue to, default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from investments and may realize losses. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our respective expenses.

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

Changes in the market values of our financial assets and liabilities may reduce periodic reported results, credit availability and our ability to make distributions.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. SFAS No. 159 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. We anticipate that the adoption of SFAS No. 159 will allow us to recognize in our consolidated income statement the changes in the fair value of CDO notes payable that finance our investments in securities. As of January 1, 2008, we adopted SFAS No. 159. Any decrease in the value of assets, or increase in the value of liabilities under SFAS 159 may reduce our periodic reported results, credit availability and our ability to make distributions.

A decline in the market value of our assets may also adversely affect us in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we could have to sell the assets under adverse market conditions. As a result, a reduction in credit availability may reduce our earnings.

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

Our investments in REIT securities involve special risks relating to the particular REIT issuer of the securities, including the qualification of the issuer as a REIT, and the financial condition and business outlook of the issuer. Investments in preferred equity securities of REITs would represent qualifying real estate assets for purposes of the REIT asset tests that we and Taberna must meet on a quarterly basis and would generate income which represents qualifying income for purposes of the 75% REIT gross income test that we and Taberna must meet on an annual basis in order to maintain our respective qualification as a REIT, but only if the issuer of those securities is itself a qualified REIT. If the issuer fails to maintain its qualification as a REIT, the securities issued by that issuer will no longer be qualifying real estate assets, and the income will no longer be qualifying income for purposes of the 75% REIT gross income test, in each case for purposes of maintaining our and Taberna’s respective REIT qualification, subjecting our and Taberna’s respective REIT qualification to risk.

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

Our investments in securitizations are exposed to greater uncertainty and risk of loss than investments in higher grade securities in these securitizations.

When we securitize assets such as commercial mortgage loans, mezzanine loans, TruPS and residential mortgage loans, the various tranches of investment grade and non-investment grade debt obligations and equity securities have differing priorities and rights to the cash flows of the underlying assets being securitized. We structure our securitization transactions to enable us to place debt and equity securities with investors in the capital markets at various pricing levels based on the credit position created for each tranche of debt and equity securities. The higher rated debt tranches have priority over the lower rated debt securities and the equity securities issued by the particular securitization entity with respect to payments of interest and principal using the cash flows from the collateral assets. The relative cost of capital increases as each tranche of capital becomes further subordinated, as does the associated risk of loss if cash flows from the assets are insufficient to repay fully interest and principal or pay dividends.

Since we invest in the “BBB,” “BB,” “B” and unrated debt and equity classes of securitizations, we are in a “first loss” position because the rights of the securities that we hold are subordinate in right of payment and in liquidation to the rights of higher rated debt securities issued by the securitization entities. Accordingly, we may incur significant losses when investing in these securities. These investments bear a greater risk of loss than the senior debt securities that have been sold to third-party investors in each of our securitizations. In the event of default, we may not be able to recover all of our respective investments in these securities. In addition, we may experience significant losses if the underlying portfolio has been overvalued or if the values subsequently decline and, as a result, less collateral is available to satisfy interest, principal and dividend payments due on the related securities. The prices of lower credit quality securities are generally less sensitive to interest rate changes than higher rated investments, but are more sensitive to economic downturns or developments specific to a particular issuer. An economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors on the underlying assets to make principal, interest and dividend payments may be impaired. In such an event, existing credit support in the securitization structure may be insufficient to protect us against loss of our investments in these securities.

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

Our investment strategy involves, and we expect that our investment strategy in the future will involve, acquiring investments denominated or payable in foreign currencies. As a result, changes in the relation of any such foreign currency to the U.S. dollar may affect our revenue, operating margins and distributions and may also affect the book value of our assets and shareholders’ equity. We engage in direct hedging activities to mitigate the risks of exchange rate fluctuations. Any income recognized with respect to these hedges (as well as any unhedged foreign currency gain recognized with respect to changes in exchange rates) will generally not qualify as eligible income for purposes of either the 75% gross income text or the 95% gross income test that we and Taberna must each satisfy annually in order to qualify as a REIT.

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

We will lose money on our repurchase transactions if the counterparty to the transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of the term or if we default on our obligations under the repurchase agreement.

When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty must resell the securities back to us at the end of the term of the transaction. Because the cash we receive from the counterparty when we initially sell the securities to the counterparty is less than the market value of those securities, if the counterparty defaults on its obligation to resell the securities back to us we will incur a loss on the transaction. We will also incur a loss if the value of the underlying securities has declined as of the end of the transaction term, as we will have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could reduce our earnings, and thus our cash available for distribution to our shareholders.

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

Consolidated real estate interests are relatively illiquid. Therefore, we may have only a limited ability to vary our portfolio of real estate interests quickly in response to changes in economic or other conditions. As a consequence, the fair market value of some or all of our real estate interests may decrease in the future. Provisions in the Internal Revenue Code and related regulations impose a 100% tax on gains realized by a REIT from property held as a dealer primarily for sale to customers in the ordinary course of business. These provisions may limit our ability to sell our real estate interests. For a discussion of federal income tax considerations in selling a real estate interest, you should read—”Tax Risks—Gain on disposition of assets deemed held for sale in ordinary course subject to 100% tax” below.

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

In addition to an agreed upon interest rate, we occasionally obtain appreciation interests from our borrowers. Appreciation interests require a borrower to pay us a percentage of the property’s excess cash flow from operations, or of the net proceeds resulting from the property’s sale or refinance. The appreciation interests we have historically obtained have ranged from 5% to 30%. However, in the future we may not be able to obtain appreciation interests in this range or at all. In addition, while we have sought to structure the interest rates on our existing loans to maximize our current yield, we may in the future accept a lower interest rate to obtain an appreciation interest. The value of any appreciation interest depends on the performance and value of the property underlying the loan and, thus, is subject to real estate investment risks. Accordingly, we may not realize any benefits from our appreciation interests.

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

Compliance with the Americans with Disabilities Act may reduce our ability to make distributions.

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

We and Taberna believe that each of us has been organized and operated in a manner that will allow us to qualify as a REIT. Neither we nor Taberna has requested or plan to request a ruling from the IRS that we qualify as a REIT and any statements in our or Taberna’s filings with the SEC are not binding on the IRS or any court. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions, for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our or Taberna’s control may also affect our respective abilities to qualify as a REIT. In order to qualify as a REIT, we and Taberna must satisfy a number of requirements, including requirements regarding the composition of our respective assets and sources of our respective gross income. Also, we and Taberna must make distributions to our respective shareholders (in Taberna’s case, principally us) aggregating annually at least 90% of our respective net taxable incomes, excluding net capital gains. In addition, our and Taberna’s ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we and Taberna have no control or limited influence, including in cases where we and Taberna own an equity interest in an entity that is classified as a partnership or REIT for U.S. federal income tax purposes. As an example, to the extent we invest in preferred equity securities of other REIT issuers, our qualification as a REIT will depend upon the continued qualification of such issuers as REITs under the Internal Revenue Code. In addition, if any of our REIT qualifying assets are subject to a repurchase agreement and are sold by the counterparty in connection with a margin call, the loss of those assets could impair our or Taberna’s ability to qualify as a REIT. Accordingly, unlike other REITs, we may be subject to additional risk regarding our ability to qualify and maintain our qualification as a REIT. There can be no assurance that we or Taberna will be successful in operating in a manner that will allow us to qualify as a REIT.

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

As noted above, in order to comply with the REIT asset tests and 75% gross income test, at least 75% of each of our and Taberna’s total assets and 75% of gross income must be derived from qualifying real estate assets, whether or not such assets would otherwise represent our or Taberna’s best investment alternative. For example, since neither TruPS nor equity in corporate entities that hold TruPS, such as securitizations, will be qualifying real estate assets, Taberna (and we, to the extent that we invest in such assets) must hold substantial investments in qualifying real estate assets, including mortgage loans and CMBS and RMBS securities, which typically have lower yields than TruPS.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including any mortgage loans, held in inventory or primarily for sale to customers in the ordinary course of business. The prohibited transaction tax may apply to any sale of assets to a securitization and to any sale of securitization securities, and therefore may limit our and Taberna’s ability to sell assets to or equity in securitizations and other assets.

It may be possible to reduce the impact of the prohibited transaction tax and the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests by conducting certain activities, holding non-qualifying REIT assets or engaging in securitization transactions through our or Taberna’s TRSs, subject to certain limitations as described below. To the extent that we or Taberna engage in such activities through TRSs, the income associated with such activities may be subject to full U.S. federal corporate income tax.

Neither TruPS nor equity in corporate entities, such as issuers of securitizations that hold TruPS, will qualify as real estate assets for purposes of the REIT asset tests and the income generated by such investments generally will not qualify as real estate-related income for the REIT gross income tests. We and Taberna must continue to invest in qualifying real estate assets, such as mortgage loans and debt securities secured by real estate, to maintain its REIT qualification, and these assets typically generate less attractive returns than TruPS which could result in reduced returns to Taberna, and therefore to our shareholders.

Neither TruPS nor equity in corporate entities, such as issuers of securitizations, that hold TruPS will qualify as real estate assets for purposes of the REIT asset tests that Taberna must meet on a quarterly basis to maintain its qualification as a REIT. We use the term “securitizations” to refer to either the issuer of securitizations or the securitizations themselves, where the context makes the reference clear. The income received from Taberna’s investments in TruPS or in corporate entities holding TruPS generally will not qualify as real estate-related income for purposes of the REIT gross income tests. Accordingly, Taberna will be limited in its ability to originate TruPS or maintain its investments in TruPS or entities created to hold TruPS if Taberna does not invest in sufficient qualifying real estate assets. Taberna will continue to originate and invest in TruPS and in REIT-eligible assets, such as mortgage loans, residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS. If Taberna fails to make sufficient investments in qualifying real estate assets, Taberna will likely fail to maintain its REIT qualification, which could cause Taberna to be subject to significant taxes and RAIT to fail to maintain its REIT qualification and be subject to significant taxes. REIT qualifying investments typically are lower yielding than Taberna’s expected returns on TruPS. Accordingly, maintaining sufficient amounts of REIT qualifying investments could result in reduced returns to Taberna, and therefore to our shareholders.

Furthermore, if income inclusions from Taberna’s foreign taxable REIT subsidiaries, or TRSs, which are securitizations are determined not to qualify for the REIT 95% gross income test, Taberna could fail to qualify as a REIT, or even if it did not fail to qualify as a REIT, Taberna could be subject to a penalty tax. In addition, Taberna would need to invest in sufficient qualifying assets, or sell some of its interests in its foreign TRSs which are securitizations to ensure that the income recognized by Taberna from its foreign TRSs which are securitizations does not exceed 5% of Taberna’s gross income. See “We or Taberna may lose our or its REIT qualification or be subject to a penalty tax if the Internal Revenue Service, or IRS, successfully challenges our or its characterization of income from our or its foreign TRSs which are securitizations.” Any reduction in Taberna’s net taxable income would have an adverse effect on its liquidity, and its ability to pay distributions to us.

Each of our and Taberna’s qualifications as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the issuers of the REIT securities in which we and Taberna invest maintaining their REIT qualification and the accuracy of legal opinions rendered to or statements made by the issuers of securities, including securitizations, in which we and Taberna invest.

When purchasing securities issued by REITs, we and Taberna may rely on opinions of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such issuer qualifies as a REIT for U.S. federal income tax purposes and whether such securities represent debt or equity securities for U.S. federal income tax purposes, and therefore to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. In addition, when purchasing securitization equity, we and Taberna may rely on opinions of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax. The inaccuracy of any such opinions or statements may adversely affect our or Taberna’s REIT qualification and/or result in significant corporate-level tax. In addition, if the issuer of any REIT equity securities in which we or Taberna invest were to fail to maintain its qualification as a REIT, the securities of such issuer held by us or Taberna will fail to qualify as real estate assets for purposes of maintaining REIT qualification and the income generated by such securities will not represent qualifying income for purposes of the 75% REIT gross income test and therefore could cause us or Taberna to fail to qualify as a REIT.

We and Taberna own interests in “taxable mortgage pools,” which may subject us to U.S. federal income tax, increase the tax liability of our shareholders and limit the manner in which we and Taberna effect securitizations.

We and Taberna have entered, and will likely continue to enter into transactions that result in us or Taberna or a portion of our or Taberna’s assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. Specifically, we securitized portfolios of loans and other real estate assets that we had originated and will likely do so in the future, and Taberna has securitized portfolios of mortgage loans and will likely in the future securitize RMBS or CMBS assets that Taberna acquires. Such securitizations will result in us and Taberna owning interests in a taxable mortgage pool. We and Taberna have entered, and expect to continue to enter into such transactions at the REIT level. To the extent that all or a portion of us or Taberna is treated as a taxable mortgage pool, or we or Taberna make investments or enter into financing and securitization transactions that give rise to us or Taberna being considered to own an interest in one or more taxable mortgage pools, a portion of net taxable income may be characterized as “excess inclusion income” and allocated to Taberna’s shareholders or our shareholders, generally in the same manner as if the taxable mortgage pool were a REMIC. Excess inclusion income is an amount, with respect to any calendar quarter, equal to the excess, if any, of (i) income allocable to the holder of a residual interest in a REMIC, during such calendar quarter over (ii) the sum of amounts allocated to each day in the calendar quarter equal to its ratable portion of the product of (a) the adjusted issue price of the interest at the beginning of the quarter multiplied by (b) 120% of the long-term federal tax rate (determined on the basis of compounding at the close of each calendar quarter and properly adjusted for the length of such quarter). The U.S. Treasury Department has issued guidance on the tax treatment of shareholders of a REIT that owns an interest in a taxable mortgage pool. Shareholders should be aware that we and Taberna expect to engage in transactions that will likely result in a significant portion of Taberna’s dividend income to us, and of our income from any taxable mortgage pool in which we own interests, being considered excess inclusion income.

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

We or Taberna may lose our or its REIT qualification or be subject to a penalty tax if the Internal Revenue Service, or IRS, successfully challenges our or its characterization of income from foreign TRSs which are securitizations.

We and Taberna are required to include in income, in certain cases, even without the receipt of actual distributions, earnings from foreign TRSs that are securitizations or other foreign corporations that are not qualified REIT subsidiaries. Taberna treats, and we intend to treat, certain of these income inclusions as qualifying income for purposes of the 95% gross income test applicable to REITs but not for purposes of the REIT 75% gross income test. The provisions that set forth what income is qualifying income for purposes of the 95% gross income test provide that gross income derived from dividends, interest and certain other classes of passive income qualify for purposes of the 95% gross income test. Income inclusions from equity investments in our and Taberna’s foreign TRSs are technically neither dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes, and there is no clear precedent with respect to the qualification of such income. However, based on advice of counsel, we and Taberna intend to treat such inclusions, to the extent distributed by a foreign TRS in the year it was accrued, as qualifying income for purposes of the 95% gross income test. Nevertheless, because this income does not meet the literal requirements of the REIT provisions, the IRS might take the position that such income is not qualifying income. In the event that such income was determined not to qualify for the 95% gross income test, we or Taberna could fail to qualify as a REIT. Even if such income does not cause us or Taberna to fail to qualify as a REIT because of certain relief provisions, we or Taberna would be subject to a penalty tax with respect to such income because such income, together with other non-qualifying income earned by us or Taberna, has exceeded and will exceed 5% of its gross income. This penalty tax, if applicable, would be calculated by multiplying the amount by which our or Taberna’s non-qualifying income exceeds 5% of our or Taberna’s total gross income by a fraction intended to reflect our or Taberna’s profitability. In addition, if such income were determined not to qualify for the 95% gross income test, we or Taberna would need to invest in sufficient qualifying assets, or sell some interests in foreign TRSs which are securitizations or other foreign corporations that are not qualified REIT subsidiaries to ensure that the income recognized by us or Taberna from foreign TRSs which are securitizations or such other foreign corporations does not exceed 5% of our or Taberna’s gross income.

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

We and Taberna will pay taxes.

Even if we and Taberna qualify as REITs for U.S. federal income tax purposes, we and Taberna will be required to pay U.S. federal, state and local taxes on income and property. In addition, our and Taberna’s domestic TRSs are fully taxable corporations that will be subject to taxes on their income, and they may be limited in their ability to deduct interest payments made to us and Taberna. We and Taberna also will be subject to a 100% penalty tax on certain amounts if the economic arrangements among us and Taberna and TRSs are not comparable to similar arrangements among unrelated parties or if we or Taberna receives payments for inventory or property held for sale to customers in the ordinary course of business. We may be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool that is allocable to shares held by “disqualified organizations.” In addition, under certain circumstances we or Taberna could be subject to a penalty tax for failure to meet certain REIT requirements but nonetheless maintains its qualification as a REIT. For example, we or Taberna may be required to pay a penalty tax with respect to income earned in connection with securitization equity in the event such income is determined not to be qualifying income for purposes of the REIT 95% gross income test but we or Taberna are otherwise able to remain qualified as a REIT. To the extent that we or Taberna or the TRSs are required to pay U.S. federal, state or local taxes, we or Taberna will have less to distribute to shareholders.

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

We and Taberna intend to distribute our and its net income to our and its shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. There is no requirement that Taberna’s domestic TRSs, such as Taberna Capital, Taberna Securities and Taberna Funding, distribute their after-tax net income to Taberna and such TRSs may, to the extent consistent with maintaining Taberna’s qualification as a REIT, determine not to make any current distributions to Taberna. However, Taberna’s non-U.S. TRSs, such as Taberna Equity Funding, Ltd., and Taberna’s consolidated securitization subsidiaries (but not Taberna Bermuda or Taberna Securities UK), will generally be deemed to distribute their earnings to Taberna on an annual basis for U.S. federal income tax purposes, regardless of whether such TRSs actually distribute their earnings.

Our or Taberna’s taxable income may substantially exceed its net income as determined by GAAP because, for example, expected capital losses will be deducted in determining its GAAP net income, but may not be deductible in computing its taxable income. GAAP net income may also be reduced to the extent we or Taberna have to “markdown” the value of assets to reflect their current value. Prior to the sale of such assets, those mark-downs do not comparably reduce taxable income. In addition, we or Taberna may invest in assets including the equity of securitization entities that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income.

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

If our or Taberna’s securitizations or Taberna’s subsidiaries, Taberna Bermuda or Taberna Securities UK, are subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us or Taberna and pay their creditors.

Taberna’s consolidated securitization subsidiaries are organized as Cayman Islands companies, and we may own similar foreign securitization‘s in the future. There is a specific exemption from U.S. federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We and Taberna intend that the consolidated securitization subsidiaries and any other non-U.S. securitizations that are TRSs will rely on that exemption or otherwise operate in a manner so that they will not be subject to U.S.

federal income tax on their net income at the entity level. Taberna Bermuda is a wholly-owned subsidiary of Taberna organized under the laws of Bermuda that provides subadvisory services to Taberna Capital and receives a fee from Taberna Capital for its services. Taberna Securities UK is a wholly-owned subsidiary of Taberna organized under the laws of the United Kingdom that is expected to originate securities and to receive origination fees from issuers in connection with its origination activities. Taberna Bermuda and Taberna Securities UK intend to operate in a manner so that they will not be subject to U.S. federal income tax on their net income. If the IRS were to succeed in challenging the tax treatment of our or Taberna’s securitizations, Taberna Bermuda or Taberna Securities UK, it could greatly reduce the amount that those securitizations, Taberna Bermuda and Taberna Securities UK would have available to distribute to their shareholders and to pay to their creditors. Any reduced distributions would reduce amounts available for distribution to our shareholders.

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

Our ability to use TRSs, and consequently our ability to establish fee-generating businesses and invest in securitizations, will be limited by the election made by Taberna and us, respectively, to be taxed as a REIT, which may adversely affect returns to our shareholders.

Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. Taberna Capital, Taberna Securities, Taberna Capital (Bermuda) Ltd., which we refer to as Taberna Bermuda, Taberna Securities (U.K.) Ltd., which we refer to as Taberna Securities UK, Taberna Funding LLC, which we refer to as Taberna Funding, Taberna Equity Funding and our non-U.S. corporate subsidiaries are TRSs. We expect to own interests in additional TRSs in the future, particularly in connection with our securitization transactions. However, our ability to invest in securitizations that are structured as TRSs and to expand the fee-generating businesses of Taberna Capital and Taberna Securities, as well as the business of Taberna Funding, Taberna Securities UK and future TRSs we may form, will be limited by our and Taberna’s need to meet this 20% test, which may adversely affect distributions we pay to our shareholders.

Other Regulatory and Legal Risks of Our Business

Our reputation, business and operations could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and effects of negative publicity surrounding the securitization market or real estate industry in general.

Potential regulatory action poses a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. We operate our business so as to comply with the Internal Revenue Code’s REIT rules and regulations and so as to remain exempt from registration as an investment company under the Investment Company Act. The SEC and the National Association of Securities Dealers, or NASD, oversee the activities of our broker dealer subsidiary. In addition, we are subject to regulation under the Exchange Act, the Investment Advisers Act and various other statutes. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. With respect to our operations and investments in other countries, we will be subject to a variety of regulatory regimes that vary country by country. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses. A failure to comply with the obligations imposed by any of the regulations binding on us or to maintain any of the licenses required to be maintained by us could result in investigations, sanctions and reputation damage.

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

If we fail to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, the price of our common shares may be reduced.

We are required to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002 and related regulations. Any material weakness in our internal control over financial reporting that needs to be addressed, disclosure of management’s assessment of our internal control over financial reporting, or disclosure of our public accounting firm’s report on internal control over financial reporting that reports a material weakness in our internal control over financial reporting may reduce the price of our common shares.

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

In November 2005 prior to its merger involving us, Taberna determined, following consultation with its independent registered public accounting firm, to correct its accounting policy with respect to the treatment of fees paid to Taberna for services rendered in structuring securitizations that Taberna consolidated as part of its financial statements and, in connection with this correction, to restate its unaudited financial statements for the period from April 28, 2005 through June 30, 2005. Under the corrected accounting policy, Taberna and, after the merger, we eliminate in consolidation both the fees paid to us by consolidated securitization issuers for structuring services and the deferred costs associated with those fees. Prior to this determination, Taberna had made available, to purchasers in its second private placement, which closed in August 2005, and on its website, unaudited financial statements for the period ended June 30, 2005 that included in consolidation these fees and associated deferred costs.

The effects of this correction of Taberna’s policy are that we neither recognize securitization structuring fees as revenue nor do we record the associated deferred costs as an asset that would have been amortized as interest expense over the estimated life of the respective consolidated securitization entity, although Taberna Capital will be subject to income taxes on structuring fees in the year in which the fees are received. The restatement decreased Taberna’s net income for the period ended June 30, 2005 from net income of $0.24 per common share to a net loss of $0.04 per common share, but it did not impact its taxable income.

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

We intend to conduct our operations so that we are not an investment company under the Investment Company Act. We relied upon the exemption from registration under Rule 3a-2 for the period from December 31, 2006 until we came into compliance with the 55% test on January 9, 2007. Reliance on Rule 3a-2 is permitted only once every three years. If we fail to maintain our exclusion from registration under the Investment Company Act, we might be subject to adverse consequences described in Item 1—”Business—Certain REIT and Investment Company Act Limits on our Strategies—Investment Company Act Limits.”

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

Our principal executive office is located in Philadelphia, Pennsylvania. We lease office space pursuant to a lease agreement that expires on March 31, 2011. The minimum cash payments due under this lease are as follows by fiscal year: 2008 through 2010—$0.5 million per year and 2011—$0.1 million.

We lease office space in New York, New York pursuant to a lease agreement that has a ten year term. This lease expires in March 2016. As of December 31, 2007, the future minimum cash payments due under this lease are as follows by fiscal year: 2008 through 2010—$0.8 million per year, 2011 through 2012—$0.9 million per year and $2.8 million for the remaining term of the lease.

Item 3.	Legal Proceedings

Putative Consolidated Class Action Securities Lawsuit

RAIT Financial Trust, certain of our executive officers and trustees and the lead underwriters involved in our public offering of common shares in January 2007 were named defendants in one or more of nine putative class action securities lawsuits filed in August and September 2007 in the United States District Court for the Eastern District of Pennsylvania. By Order dated November 17, 2007, the Court consolidated these cases under the caption In re RAIT Financial Trust Securities Litigation (No. 2:07-cv-03148), and appointed a lead plaintiff and lead counsel. On January 4, 2008, lead plaintiff filed a consolidated class action complaint (the “Complaint”) on behalf of a putative class of purchasers of our securities between June 8, 2006 and August 3, 2007. The Complaint names as defendants RAIT, eleven current and former officers and trustees of RAIT, ten underwriters who participated in certain of our securities offerings in 2007 and our independent accounting firm. The Complaint alleges, among other things, that certain defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by making materially false and misleading statements and material omissions in registration statements and prospectuses about our credit underwriting, our exposure to certain issuers through investments in debt securities, and our loan loss reserves and other financial items. The Complaint further alleges, among other things, that certain defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by making materially false and misleading statements and material omissions during the putative class period about our credit underwriting, our exposure to certain issuers through investments in debt securities, and our loan loss reserves and other financial items. The complaint seeks unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

Shareholders’ Derivative Action

On August 17, 2007, a putative shareholders’ derivative action was filed in the United States District Court for the Eastern District of Pennsylvania naming RAIT Financial Trust, as nominal defendant, and certain of our executive officers and trustees as defendants. The complaint in this action alleges that certain of our executive officers and trustees breached their duties to RAIT in connection with the matters that are the subject of the securities litigation described above The board of trustees has established a special litigation committee to investigate the allegations made in the derivative action complaint and in a shareholder demand asserting similar allegations, and to determine what action, if any, RAIT should take concerning them. On October 25, 2007, pursuant to a stipulation of the parties, the court ordered the derivative action stayed pending the completion of the special committee’s investigation. An adverse resolution of these matters could have a material adverse effect on our financial condition and results of operations

Routine Litigation

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES

The following table shows the high and low reported sales prices per common share on the NYSE composite transactions reporting system and the quarterly cash dividends declared per common share for the periods indicated. Past price performance is not necessarily indicative of likely future performance. Because the market price of our common shares will fluctuate, you are urged to obtain current market prices for our common shares.

	Price Range of Common Shares		Dividends Declared
	High	Low
2006
First Quarter	$28.63	$25.79	$0.61
Second Quarter	29.32	24.81	0.62
Third Quarter	29.34	26.97	0.72
Fourth Quarter	35.15	28.56	0.75
2007
First Quarter	$38.25	$25.66	$0.80
Second Quarter	30.55	25.66	0.84
Third Quarter	26.91	4.82	0.46
Fourth Quarter	11.73	7.10	0.46
2008
First Quarter (through February 27, 2008)	$9.85	$6.58	—

As of February 27, 2008, there were 61,035,764 of our common shares outstanding held by 689 persons of record.

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

Our Series C preferred shares are listed on the NYSE and traded under the symbol “RAS PrC.” The Series C preferred shares were issued in the third quarter of 2007. RAIT declared a dividend per share of $0.523872 on the Series C preferred shares for the third quarter of 2007 representing the pro ration of the specified dividend for the quarter for the period during which the Series C preferred shares were outstanding in the quarter. In each subsequent quarter, RAIT has declared and paid the specified dividend per share of $0.5546875. No dividends are currently in arrears on the Series C preferred shares.

PERFORMANCE GRAPH

The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period commencing December 31, 2002 and ending December 31, 2007 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Hybrid REIT index, the NAREIT Mortgage REIT index and the S&P 500 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Item 6.	Selected Financial Data

The following selected financial data information should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the notes thereto, included elsewhere herein.

	As of and For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands except share and per share data)
Operating Data:
Net investment income	$168,157	$75,095	$73,241	$59,025	$43,069
Total revenue	205,926	102,121	92,448	75,561	55,702
Total expenses	149,595	32,221	17,752	15,330	13,162
Asset impairments	(517,452)	—	—	—	—
Income (loss) from continuing operations	(367,395)	72,036	75,041	63,068	45,413
Net income (loss) available to common shares	(379,344)	67,839	67,951	60,878	47,164
Earnings (loss) per share from continuing operations
Basic	$(6.26)	$2.12	$2.48	$2.36	$2.16
Diluted	$(6.26)	$2.10	$2.46	$2.35	$2.15
Earnings (loss) per share:
Basic	$(6.26)	$2.32	$2.59	$2.49	$2.24
Diluted	$(6.26)	$2.30	$2.57	$2.48	$2.23
Balance Sheet Data:
Investments in mortgages and loans	$6,228,633	$5,922,550	$714,428	$491,281	$344,499
Investments in securities	3,827,800	5,138,311	—	—	—
Total assets	11,057,580	12,060,506	1,024,585	729,498	534,555
Total indebtedness	10,057,121	10,452,191	329,859	101,288	154,986
Total liabilities	10,476,735	10,739,829	414,890	187,311	167,945
Minority interest	1,602	124,273	460	478	3,208
Total shareholders’ equity	579,243	1,196,404	609,235	541,710	363,402

	As of and For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands except share and per share data)
Other Data:
Common shares outstanding, at period end, including unvested restricted share awards	61,018,231	52,151,412	27,899,065	25,579,948	23,207,298
Book value per share	$6.78	$20.54	$17.34	$16.27	$15.66
Ratio of earnings to fixed charges	0.4x	1.9x	3.8x	6.4x	10.8x
Dividends declared per share	$2.56	$2.70	$2.43	$2.40	$2.46

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Beginning in the second half of 2007, there have been unprecedented disruptions in the credit markets, abrupt and significant devaluations of assets directly or indirectly linked to the U.S. real estate finance markets, and the attendant removal of liquidity, both long and short term, from the capital markets. These conditions have had, and we expect will continue to have, an adverse effect on us and companies we finance. During 2007, we recorded material asset impairments due primarily to credit deterioration of TruPS issuers in the residential mortgage or homebuilder sectors that collateralized securitizations we consolidate. These impairments are the primary cause of our reported GAAP net loss during 2007. In addition, during 2007, the market valuation for many classes of assets in our investment portfolio was impaired and our ability to finance them reduced. Defaults of residential mortgages in our investment portfolio also increased. While we believe we have appropriately valued the assets in our investment portfolio at December 31, 2007, we cannot assure you that further impairment will not occur or that our assets will otherwise not be adversely effected by market conditions.

The events occurring in the credit markets have impacted our financing strategies. The market for securities issued by securitizations collateralized by assets similar to those in our investment portfolio has contracted severely. While we were able to sponsor a number of securitizations in 2007, we expect our ability to sponsor new securitizations will be limited for the foreseeable future. Short-term financing through warehouse lines of credit and repurchase agreements has become less available and reliable as increasing volatility in the valuation of assets similar to those we originate has increased the risk of margin calls. These events have impacted (and we expect will continue to impact) our ability to finance our business on a long-term, match-funded basis and may impede our ability to originate loans and securities. We expect our fee income will be reduced as compared to historical levels due to our current reduced origination and securitization levels.

Beginning in the second half of 2007, we have focused on managing our exposure to liquidity risks primarily by reducing our exposure to possible margin calls under repurchase agreements, seeking to conserve our liquidity and generating our adjusted earnings. We reduced our exposure to margin calls by paying down our repurchase agreements balances by $1.0 billion during 2007 to $138.8 million as of December 31, 2007. We have continued to manage our liquidity and originate new assets primarily through capital recycling as payoffs occur and through existing capacities within our completed securitizations.

While we recorded asset impairments as a result of the developments in the credit markets resulting in our reported GAAP net loss during 2007, we declared common dividends of $2.56 per share. We expect to continue to generate fee income and net investment income from our current investment portfolio and generate dividends for our shareholders. We have been able to identify opportunities for investments that generate returns that are in excess of historical levels and expect to begin increasing the rate at which we originate investments over our current historically low rate during the course of 2008, primarily in commercial mortgages, mezzanine loans and other loans and assets under management in Europe. We are also seeking to develop new sources of financing, including additional bank financing, and increased use of co-investment, participations and joint venture strategies that will enable us to originate investments and generate fee income while preserving capital.

While the events above have significantly impacted our results of operations and ability to finance our growth for the foreseeable future, we completed the following significant transactions in 2007:

•	Capital raising events. During 2007, we raised approximately $869.7 million in capital through the issuance of common shares, preferred shares, convertible senior notes and other indebtedness. See

“Liquidity and Capital Resources” below for a further discussion. In connection with our convertible senior note issuance, we terminated our $335.0 million secured line of credit led by KeyBanc Capital Markets, as syndication agent.

•

Securitization transactions. During 2007, we completed five securitization transactions and raised $4.5 billion to match fund our investments on a long-term basis through the completion of our Taberna VIII, Taberna IX, RAIT II, Taberna Europe I, Taberna Europe II and Merrill Lynch Mortgage Backed Securities Series 2007-2 securitizations. While Taberna Europe I and Taberna Europe II are not consolidated in our financial statements, these securitization transactions in Europe provided us with €1.5 billion (or $2.2 billion as of December 31, 2007) of capacity to finance our investment in real estate-related securities in Europe. We retained €42.8 million (or $62.4 million as of December 31, 2007) of par amount preference shares and non-investment grade notes issued from Taberna Europe I and Taberna Europe II. See “Liquidity and Capital Resources” below for a further discussion.

•

Sale of retained interest in securitizations. During 2007, we sold $24.5 million par amount of our retained interests in our Taberna II and Taberna V securitizations for $150,000 and, as a result, determined that we were not the primary beneficiary of the variable interest entity pursuant to FIN 46R. The deconsolidations were treated as the sale of the net assets of the securitizations resulting in the removal of the securitization assets and liabilities totaling $1.6 billion and $1.7 billion respectively, from our balance sheet and we recorded a loss on sale of $99.7 million. At the time of sale, our basis in the remaining retained interests was negative due to the asset impairments recorded during 2007 and the loss on sale of the net assets of the securitizations. A resulting gain on deconsolidation of $117.2 million was recorded. As a result of these deconsolidation transactions and resulting gains and losses, we recorded a net gain on deconsolidation of $17.5 million. See “Item 8. Financial Statements.” We may in the future sell additional retained interests in our consolidated securitizations which may result in their deconsolidation if we find that to be in our best interests. Any such sale may have material effects on our financial results in the period in which they occur.

•

Asset impairments and loan loss reserves. During 2007, we recorded other than temporary impairments of $431.7 million on our investments in securities (net of $85.8 million in allocations to minority interests), $13.2 million on certain of our identified intangible assets and $75.6 million on goodwill. Asset impairments on our investments in securities were attributable primarily to (i) TruPS issued by companies in the residential mortgage or homebuilder sectors that collateralized securitizations we consolidate and (ii) debt securities issued by securitizations collateralized primarily by securities issued by companies in these sectors. These impairments resulted primarily from the broad disruption of the U.S. credit markets relating to the residential mortgage and homebuilder sectors that began in July 2007. The withdrawal of most sources of available liquidity for companies active in these sectors caused payment defaults and significant reductions in the fair value of securities issued by these companies. Furthermore, we recorded asset impairment charges on certain of our identified intangible assets and our goodwill as the events described above have negatively impacted the fair value of the reporting units in relation to their book value, and as a result, the recoverability of certain of our identified intangibles and goodwill.

Additionally, during 2007, we increased our loan loss reserves relating to our commercial mortgages and mezzanine loans by $13.2 million and $8.5 million relating to our residential mortgages. The increase in loan loss reserves is the direct result of increased delinquencies in our residential and commercial loan portfolios during 2007.

While we believe we have appropriately determined the level of impairment and reserves as of December 31, 2007, we cannot assure you that no further temporary or other than temporary impairments or reserves will occur in the future.

Trends That May Affect Our Business

The following trends may affect our business:

Capital Markets, Liquidity and Credit Risk. We expect that the credit events occurring during 2007, which have significantly reduced market liquidity and limited our financing strategies, will continue to significantly limit our ability to finance investments in our targeted asset classes for the foreseeable future. We also expect that these events may cause additional covenant defaults, increased delinquencies or missed payments from issuers of TruPS, our portfolio of commercial real estate loans or from our portfolio of residential mortgage loans. This will cause a reduction in our net investment income, an increase in our loan loss provision, an increase in our asset impairment expense and may reduce the cash flows we receive from our securitizations. During 2007, we have recorded asset impairment expenses within our investment in securities of $428.7 million as a result from payment and covenant defaults caused by the credit market events during 2007 and a declining housing market. Additionally, delinquencies in our residential mortgage loans and commercial loans have increased by $66.4 million and $74.8 million, respectively, during 2007. These increased delinquencies have caused us to increase our provision for loan losses on our residential mortgage and commercial loans by $8.5 million and $13.2 million, respectively, during 2007.

To finance investments in our commercial loan portfolio in the future, management will seek to structure match funded financing opportunities through the use of restricted cash in, and through the reinvestment of amounts received under, our current securitizations and through loan participations, bank lines of credit, joint-venture opportunities and other methods that preserve our capital while making investments that generate an attractive return.

Interest rate environment. Interest rates experienced significant volatility during the year ended December 31, 2007. Continued volatility in interest rates may impact the fair value of our investments and/or the net investment income generated by those investments in the future.

We do not expect that an increase or decrease in interest rates would dramatically impact our net investment income generated by our residential mortgage and commercial and mezzanine loan portfolios. Our investments in residential mortgages have been financed through the issuance of mortgage-backed securities that bear interest at rates with similar terms as those of the underlying residential mortgages, effectively match funding our investments with our liabilities. In the case of investments in commercial and mezzanine loans, we use floating rate line of credit borrowings and long-term floating rate CDO notes payable to finance our investments. Much like our investments in securities discussed above, to the extent the quantity of fixed-rate commercial and mezzanine loans are not directly offset by matching fixed-rate CDO notes payable, we utilize interest rate derivative contracts to convert our floating rate liabilities into fixed-rate liabilities, effectively match funding our assets with our liabilities.

Our investments in securities are comprised of TruPS, subordinated debentures, unsecured debt securities and CMBS held by our consolidated CDO entities. These securities bear fixed and floating interest rates. A large portion of these fixed-rate securities are hybrid instruments, which convert to floating rate securities after a five or ten year fixed-rate period. We have financed these securities through the issuance of floating rate and fixed-rate CDO notes payable. A large portion of the CDO notes payable are floating rate instruments, and we use interest rate swaps to effectively convert this floating rate debt into fixed-rate debt during the period in which our investments in securities are paid at a fixed rate. By using this hedging strategy, we believe we have effectively match-funded our assets with liabilities during the fixed-rate period of our investments in securities. An increase or decrease in interest rates will generally not impact our net investment income generated by our investments in securities. However, an increase or decrease in interest rates will affect the fair value of our investments in securities, which will generally be reflected in our financial statements as changes in other comprehensive income unless other than temporary impairments of our securities occur, in which case the impairment would be reflected as a charge against our earnings.

Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates on our assets also may be affected by other factors, including, without limitation, conditions in the housing, real estate and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate loans. If interest rates begin to fall, triggering an increase in prepayment rates in our residential mortgage and commercial loan portfolio, our net investment income would decrease.

Competition. We compete for our targeted investments. While we expect that the size and growth of the market for our products will continue to provide us with a variety of investment opportunities, competition may have adverse effects on our business. Competition may limit the number of suitable investment opportunities offered to us. Competition may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms and reducing the fee income we realize from the origination and management of our securitizations. In addition, competition may lead us to pay a greater portion of the origination fees that we expect to collect in our future origination activities to third-party investment banks and brokers that introduce investments to us in order to continue to generate new business from these sources.

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

Consolidation of Variable Interest Entities. When we obtain an explicit or implicit interest in an entity, we evaluate the entity to determine if the entity is a VIE, and, if so, whether or not we are deemed to be the primary beneficiary of the VIE, in accordance with FIN 46R. Generally, we consolidate VIEs where we are deemed to be the primary beneficiary or non-VIEs which we control. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or receives the majority of the residual returns of the VIE. When determining the primary beneficiary of a VIE, we consider the aggregate of our explicit and implicit variable interests as a single variable interest of the VIE. If our single variable interest absorbs the majority of the variability in the expected losses of the VIE or receives the majority of the VIE’s residual returns, we are considered the primary beneficiary of the VIE. In the case of non-VIEs or VIEs (i) we are not deemed to be the primary beneficiary and (ii) we do not control the entity, but have the ability to exercise significant influence over the entity, we account for our investment under the equity method (i.e., at cost), increased or decreased by our share of the earnings or losses, less distributions. We reconsider our determination of whether an entity is a VIE and whether we are the primary beneficiary of such VIE if certain events occur.

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

Transfers of Financial Assets and Extinguishment of Liabilities. We account for transfers of financial assets and the extinguishment of related liabilities in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended and interpreted, or SFAS No. 140, as either sales or financings. To the extent we acquire assets that are treated as financings under SFAS No. 140, we record our investment at amortized cost and categorize the investment as either a security-related receivable or mortgage-related receivable in our financial statements. One of the criteria that must be met for a transfer of financial assets to be treated as a sale is that the transferor must relinquish effective control over the assets and retain no continuing involvement with the assets. If we are the primary beneficiary of a VIE that issues TruPS, and thereby consolidate the VIE, upon a subsequent transfer of the TruPS to a CDO entity in which we invest or that we manage, we may not qualify for sale accounting. In that event, we would continue to consolidate the VIE assets. Although the warehouse obligations would be extinguished by the CDO’s purchase of the TruPS, the CDO debt obligations would be recorded in consolidation.

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

Intangible Assets and Goodwill. Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment on an annual basis, and as events and circumstances change, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Due to current market and economic conditions, management evaluated the carrying value of intangible assets. Based upon that evaluation, management concluded certain intangible assets were impaired and recorded asset impairment expense of $13.2 million for the year ended December 31, 2007. This charge was included in asset impairment expense in our consolidated statements of operations. We expect to record amortization expense of intangible assets as follows by fiscal year: 2008—$17.5 million; 2009—$10.1 million; 2010—$10.1 million; 2011—$9.6 million; 2012—$1.3 million and $7.5 million thereafter.

Goodwill on our consolidated balance sheets represents the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under SFAS No. 141, “Business Combinations”. Pursuant to SFAS No. 142, goodwill is not amortized to expense but rather is analyzed for impairment. We evaluate goodwill for impairment on an annual basis, and as events and circumstances change, in accordance with SFAS 142. As of December 31, 2007, management determined that goodwill was impaired and charged off all of the goodwill balance to asset impairment expense.

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

We maintain various TRSs which may be subject to U.S. federal, state and local income taxes and foreign taxes. From time to time, these TRSs generate taxable income from intercompany transactions. The TRS entities generate taxable revenue from fees for services provided to CDO entities. Some of these fees paid to the TRS entities are capitalized as deferred costs by the CDO entities. In consolidation, these fees are eliminated when the CDO entity is included in the consolidated group. Nonetheless, all income taxes are expenses and are paid by the TRSs in the year in which the taxable revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

Recent Accounting Pronouncements. In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instrument” (“SFAS No. 155”). Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133, thereby narrowing such exception; (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are free-standing derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. We adopted SFAS No. 155 in the first quarter of 2007 and the adoption of SFAS No. 155 did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 in the first quarter of 2007 and the adoption of FIN 48 did not have a material effect on our consolidated financial statements as we do not maintain any uncertain tax contingencies.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The adoption of SFAS No. 157 will impact our approach to fair valuing our assets, derivative instruments and certain liabilities. See further discussion below on the impact of adopting SFAS No. 159.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and will become effective for the Company on January 1, 2008. As of January 1, 2008, we adopted SFAS No. 159 and we will begin to record at fair value all of our investments in securities, CDO notes payable used to finance those investments and any related interest rate derivatives. Upon adoption on January 1, 2008, the Company will recognize an increase to opening retained earnings of approximately $1.0 billion. Subsequent to January 1, 2008, all changes in the fair value of our investments in securities, CDO notes payable used to finance our investments in securities and related interest rate derivatives will be recorded in earnings.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which we obtain control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of December 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

Performance Measures

We use adjusted earnings, total fees generated, assets under management, or AUM, and economic book value as tools to measure our financial and operating performance. The following defines these measures and describes their relevance to our financial and operating performance:

•

Adjusted Earnings—We measure our performance using adjusted earnings in addition to net income (loss). Adjusted earnings represents net income (loss) available to common shares, computed in accordance with GAAP, before depreciation, amortization of intangible assets, provision for losses, unrealized (gains) losses on hedges, asset impairments, net of minority interests, net gain on deconsolidation of VIEs, share-based compensation, write-off of unamortized deferred financing fees, deferred fee revenue and our deferred tax provisions. These items are recorded in accordance with GAAP and are typically non-cash items that do not impact our operating performance or dividend paying ability.

Management views adjusted earnings as a useful and appropriate supplement to GAAP net income (loss) because it helps us evaluate our performance without the effects of certain GAAP adjustments that may not have a direct financial impact on our current operating performance and our dividend paying ability. We use adjusted earnings to evaluate the performance of our investment portfolios, our ability to generate fees, our ability to manage our expenses and our dividend paying ability before the impact of non-cash adjustments recorded in accordance with GAAP. We believe this is a useful performance measure for investors to evaluate these aspects of our business as well. The most significant adjustments we exclude in determining adjusted earnings are amortization of intangible assets, provision for losses, asset impairments and share-based compensation. Management excludes all such items from its calculation of adjusted earnings because these items are not economic charges or losses which would impact our current operating performance. By excluding these significant items, adjusted earnings reduces an investor’s understanding of our operating performance by excluding: (i) management’s expectation of possible losses from our investment portfolio, (ii) the allocation of non-cash costs of generating fee revenue during the periods in which we are receiving such revenue, and (iii) share based compensation required to retain and incentivize our management team.

Adjusted earnings, as a non-GAAP financial measurement, does not purport to be an alternative to net income (loss) determined in accordance with GAAP, or a measure of operating performance or cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Instead, adjusted earnings should be reviewed in connection with net income (loss) and cash flows from operating, investing and financing activities in our consolidated financial statements to help analyze management’s expectation of potential future losses from our investment portfolio and other non cash matters that impact our financial results. Adjusted earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted earnings to these other REITs.

The table below reconciles the differences between reported net income (loss) and adjusted earnings for the following periods (amounts in thousands, except share and per share information):

	For the Year Ended December 31
	2007	2006	2005
Net income (loss) available to common shares, as reported	$(379,344)	$67,839	$67,951
Add (deduct):
Depreciation	6,242	2,006	3,853
Amortization of intangible assets	61,269	3,175	—
Provision for losses	21,721	2,499	—
Unrealized (gains) losses on interest rate hedges	7,789	(1,925)	—
Net (gain) loss on deconsolidation of VIEs	(17,471)	—	—
Asset impairments, net of minority interest allocation of $85,800	431,652	—	—
Share-based compensation, including stock forfeitures of $9,708 during the year ended December 31, 2007	20,891	905	406
Write-off of unamortized deferred financing costs (1)	2,985	—	—
Fee income deferred	26,947	3,379	3,216
Deferred tax provision (benefit)	(15,788)	(2,812)	—

Adjusted Earnings	$166,893	$75,066	$75,426

(1)	Represents the write-off of unamortized deferred financing costs resulting from our termination of our line of credit in April 2007.

•

Total Fees Generated—Total fees generated represents the total fees generated, without consideration for the deferral of fees, as yield adjustments, in accordance with GAAP. This data is useful to management as a gauge of our cash revenue as it drives earnings at our taxable REIT subsidiaries for distribution to us and ultimately to our shareholders. During the three years ended December 31, 2007, total fees generated reconciles to our GAAP fees and other income as follows (dollars in thousands):

	For the Year Ended December 31
	2007	2006	2005
Fees and other income, as reported	$25,725	$14,387	$7,043
Add (deduct):
Asset management fees eliminated	22,310	987	—
Deferred structuring fees	11,413	—	—
Deferred origination fees, net of amortization	15,534	3,379	3,216

Total Fees Generated	$74,982	$18,753	$10,259

•

Assets Under Management—AUM represents the total assets that we own or are managing for third parties. While not all AUM generates fee income, it is an important operating measure to gauge our asset growth, volume of originations, size and scale of our operations and our financial performance. AUM includes our total investment portfolio and assets associated with unconsolidated CDOs for which we derive asset management fees. As of December 31, 2007, our total AUM was $14.3 billion, an increase of $2.4 billion, or 20%, from $11.9 billion as of December 31, 2006.

•

Economic Book Value—We define Economic Book Value as shareholders’ equity, determined in accordance with GAAP, adjusted for the following items: liquidation value of preferred shares, unamortized intangible assets, goodwill, and losses recognized in excess of our investments at risk. Economic book value is a non-GAAP financial measurement, and does not purport to be an alternative to reported shareholders’ equity, determined in accordance with GAAP, as a measure of book value.

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

The table below reconciles the differences between reported shareholders’ equity, book value, tangible book value and economic book value as of December 31, 2007 (dollars in thousands):

	Amount	Per Share (2)
Shareholders’ equity, as reported	$579,243	$9.49
Add (deduct):
Liquidation value of preferred shares (1)	(165,458)	(2.71)

Book Value	413,785	6.78
Unamortized intangible assets	(56,123)	(0.92)

Tangible Book Value	357,662	5.86
Unrealized losses recognized in excess of value at risk	284,002	4.66

Economic Book Value	$641,664	$10.52

(1)	Based on 2,760,000 Series A Preferred shares, 2,258,300 Series B Preferred Shares, and 1,600,000 Series C Preferred shares, all of which have a liquidation preference of $25.00 per share.
(2)	Based on 61,018,231 common shares outstanding as of December 31, 2007.

REIT Taxable Income

To qualify as a REIT, we are required to make annual distributions to our shareholders in an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, to avoid certain U.S. federal excise taxes, we are required to annually make distributions to our shareholders in an amount at least equal to designated percentages of our net taxable income. Because we expect to make distributions based on the foregoing requirements, and not based on our earnings computed in accordance with GAAP, we expect that our distributions may at times be more or less than our reported earnings as computed in accordance with GAAP.

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income determined in accordance with GAAP as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Our total taxable income represents the aggregate amount of taxable income generated by us and by our domestic and foreign TRSs. REIT taxable income is calculated under U.S. federal tax laws in a manner that, in certain respects, differs from the calculation of net income pursuant to GAAP. REIT taxable income excludes the undistributed taxable income of our domestic TRSs, which is not included in REIT taxable income until distributed to us. Subject to TRS value limitations, there is no requirement that our domestic TRSs distribute their earnings to us. REIT taxable income, however, generally includes the taxable income of our foreign TRSs because we will generally be required to recognize and report our taxable income on a current basis. Since we are structured as a REIT and the Internal Revenue Code requires that we distribute substantially all of our net taxable income in the form of distributions to our shareholders, we believe that presenting investors with the information management uses to calculate our net taxable income is useful to investors in understanding the amount of the minimum distributions that we must make to our shareholders so as to comply with the rules set forth in the Internal Revenue Code. Because not all companies use identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to other similarly titled measures prepared and reported by other companies.

The table below reconciles the differences between reported net income and total taxable income and REIT taxable income for the three years ended December 31, 2007 (dollar amounts in thousands):

	For the Year Ended December 31
	2007	2006	2005
Net income (loss) available to common shares, as reported	$(379,344)	$67,839	$67,951
Add (deduct):
Provision for losses	21,721	2,499	—
Tax gains on sales in excess of reported gains	—	8,643	—
Domestic TRS book-to-total taxable income differences:
Income tax benefit	(10,784)	(1,183)	—
Fees received and deferred in consolidation	26,947	3,099	—
Stock forfeitures and other compensation differences	24,577	—	—
Capital losses not offsetting capital gains and other temporary tax differences	1,153	(1,466)	—
Asset impairments, net of minority interest allocation of $85,800	431,652	—	—
Net gains on deconsolidation of VIEs	(17,471)	—	—
Amortization of intangible assets	61,269	3,175	—
CDO investments aggregate book-to-taxable income differences(1)	(9,389)	(2,346)	—
Accretion of loan discounts	2,515	—	(2,333)
Other book to tax differences	4,535	8,019	(3,319)
Taberna’s 2006 undistributed earnings pre-merger(2)	—	9,201	—

Total taxable income	157,381	97,480	62,299
Less: Taxable income attributable to domestic TRS entities	(23,846)	(4,236)	—
Plus: Dividends paid by domestic TRS entities	16,103	2,000	—

Estimated REIT taxable income (prior to deduction for dividends paid)	$149,638	$95,244	$62,299

(1)	Amounts reflect the aggregate book-to-total taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.
(2)	Amount reflects the undistributed earnings of Taberna for the period from January 1, 2006 through December 11, 2006. These undistributed earnings, as well as Taberna’s REIT taxable income generated from December 12, 2006 through December 31, 2006, were declared as a dividend to RAIT, Taberna’s sole common shareholder, in December 2006 and paid in January 2007.

For the year ended December 31, 2007, we declared dividends totaling $158.3 million, or $2.56 per common share, of which $2.10 was paid in 2007 and $0.46 was paid in 2008. We will include the $0.46 dividend declared on December 7, 2007 and paid on January 14, 2008 with our 2008 dividends for tax classification purposes. For tax reporting purposes, the 2007 dividends were classified as 80.8% ($2.0682) ordinary income, including 4.0% ($0.1035) of qualified income, 0.4% ($0.0090) 15% capital gain, 0.9% ($0.0228) return of capital for those shareholders who held our common shares for the entire year. The remaining 18.0% ($0.4600) will be included with our 2008 dividends for tax classification purposes.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

On December 11, 2006, we acquired Taberna upon the completion of our stock-for-stock merger. As a result of this merger, the results of our operations for the year ended December 31, 2007 are not directly comparable to the results of operations for the year ended December 31, 2006.

Revenue

Investment interest income. Investment interest income increased approximately $754.6 million, or 544%, to $893.2 million for the year ended December 31, 2007 from $138.6 million for the year ended December 31,

2006. Of the increase, $641.1 million was attributable to the interest earning assets acquired from Taberna, $104.8 million was attributable to an increase in assets due to the completion and consolidation of our Taberna VIII, Taberna IX and RAIT II CDOs with the remaining increase associated with the increase in our commercial and mezzanine loans from December 31, 2006.

Investment interest expense. Investment interest expense increased approximately $636.5 million, or 1,029%, to $698.3 million for the year ended December 31, 2007 from $61.8 million for the year ended December 31, 2006. This increase was primarily attributable to $537.4 million of interest expense associated with interest bearing liabilities assumed from Taberna, $77.0 million of interest expense associated with the issuance of our CDO notes payable through RAIT I, Taberna VIII, RAIT II, and Taberna IX and $20.5 million of interest expense associated with the issuance of our convertible debt issued in April 2007.

Provision for losses. Our provision for losses relates to investments in residential mortgages and mortgage-related receivables acquired from Taberna on December 11, 2006 and our commercial mortgage and mezzanine loans. The provision for losses increased to $21.7 million for the year ended December 31, 2007 as compared to $2.5 million for the year ended December 31, 2006. The increase in our provision for losses is primarily attributable to increased delinquencies in our residential mortgage portfolio and specific allowances for losses established for commercial loans in our portfolio. These specific reserves are based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The increase was based on our evaluation of our portfolios of loans, current and expected market conditions and the adequacy of our allowance for losses. Of the $19.2 million increase, approximately $8.5 million relates specifically to our pool of residential mortgages and is based on statistical evidence of historical losses on homogenous pools of residential mortgages, adjusted for ultimate loss expectations in the current market environment.

Change in fair value of free-standing derivatives. The change in fair value of free-standing derivatives represents the earnings on our first-dollar risk of loss associated with our warehouse facilities. As of December 31, 2007, our first dollar risk of loss in our warehouses, identified as warehouse deposits on our consolidated balance sheet, was $31.6 million. The change in fair value of these free-standing derivative instruments was a loss of $5.0 million, a decrease of $5.8 million as compared to a gain of $0.8 million for the year ended December 31, 2006. Included in our change in fair value of free-standing derivatives is a loss of $12.9 million relating to the loss of warehouse cash collateral from the sale of assets from our warehouse facilities to third parties.

Rental income. Rental income decreased approximately $0.6 million, or 5%, to $12.0 million for the year ended December 31, 2007 from approximately $12.6 million for the year ended December 31, 2006. This decrease was attributable to decreased occupancy at our consolidated properties in 2007.

Fee and other income. Fee and other income increased approximately $11.3 million, or 79%, to $25.7 million for the year ended December 31, 2007 from $14.4 million for the year ended December 31, 2006. This increase was primarily due to $5.6 million of CDO structuring fees associated with the completion of Taberna Europe I in January 2007, $7.8 of origination fees generated on European assets originated for Taberna Europe I and Taberna Europe II, offset by reduced financial and consulting fees for services provided to our borrowers before financing transactions commenced or were committed.

Expenses

Compensation expense. Compensation expense increased approximately $22.0 million, or 173%, to $34.7 million for the year ended December 31, 2007 from $12.7 million for year ended December 31, 2006. This increase is due to $20.3 million of compensation expenses associated with employees acquired from the acquisition of Taberna on December 11, 2006, $4.5 million of increased stock compensation expenses associated with our 2007 issuances of phantom units and $3.7 million of increased other compensation, including cash bonuses, offset by $6.4 million of reduced compensation expense associated with the supplemental executive retirement plan, or SERP, for our Chairman, Betsy Z. Cohen that was fully expensed as of December 31, 2006.

Real estate operating expense. Real estate operating expense increased approximately $2.5 million, or 27%, to $11.7 million for the year ended December 31, 2007 from $9.2 million for the year ended December 31, 2006. This increase is due to $2.4 million associated with two properties that we consolidated in 2007 that were not present in 2006.

General and administrative expense. General and administrative expense increased approximately $20.4 million, or 360%, to approximately $26.1 million for the year ended December 31, 2007 from approximately $5.7 million for the year ended December 31, 2006. This increase is due to $14.8 million of general and administrative expense related to the operations acquired from Taberna, $2.0 million of increased legal and accounting and professional fees, $1.1 million in increased expenses associated with trustees and servicing of RAIT I and RAIT II and $2.5 million in increased other general and administrative costs, including office expenses, insurance expense, and travel and entertainment.

Stock forfeitures. Stock forfeitures resulted in $9.7 million of expense during 2007 due to the forfeiture of 322,000 phantom units by certain of our executive officers in December 2007. In January 2007, the board of trustees awarded these phantom units to our executive officers and had a grant date fair value of $11.8 million. The awards vested over four years. In December 2007, these executive officers voluntarily forfeited the awards which was treated as a capital contribution to us under Statement of Financial Accounting Standards No. 123R “Share-Based Payment.” As such, the unamortized portion of the forfeited awards was charged to stock forfeiture expense and an increase to additional paid-in capital.

Depreciation expense. Depreciation expense increased approximately $4.7 million, or 324%, to $6.1 million for the year ended December 31, 2007 from $1.4 million for the year ended December 31, 2006. This increase is primarily due to two additional properties that we acquired during 2007 as well as increased depreciation at one of our properties in 2007 due to capital improvements made in late 2006.

Amortization of intangible assets. We acquired intangible assets from Taberna on December 11, 2006. The total intangible assets acquired were approximately $133.7 million and have useful lives ranging from 1 to 10 years. We charged $13.2 million of intangible assets to asset impairments during the year ended December 31, 2007. Amortization of intangible assets increased approximately $58.1 million to $61.3 million for the year ended December 31, 2007 from $3.2 million for the period from the acquisition of Taberna on December 11, 2006 through December 31, 2006.

Other Income (Expenses)

Interest and other income. Interest and other income increased approximately $11.9 million to $13.8 million for the year ended December 31, 2007 from $2.0 million for the year ended December 31, 2006. This increase is primarily due to $5.8 million of interest and other income associated with restricted cash balances acquired from Taberna and higher average cash balances invested with financial institutions with higher yielding interest bearing accounts during the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Losses on sales of assets. Losses on sales of assets was $109.9 million for the year ended December 31, 2007. The losses on sales of assets during 2007 was comprised of $10.2 million associated with the sales of other securities that we held in our investment portfolio and $99.7 million of losses relating to the sale of the net assets of Taberna II and Taberna V during 2007. In November and December 2007, we sold a portion of our interests in these CDOs such that we were not determined to be the primary beneficiary under FIN 46R of these VIEs. For accounting purposes, the deconsolidation of these VIEs is treated as a sale of their net assets for no consideration and a resulting gain from deconsolidation of VIEs.

Gains on deconsolidation of VIEs. Gains on deconsolidation of VIEs, as described above under “Losses on sales of assets” is attributable to the deconsolidation of Taberna II and Taberna V in November and December 2007. Upon the deconsolidation, the losses recorded in excess of our basis would reverse as a gain on deconsolidation of these VIEs. The net gain reflected in our statement of operations was $17.5 million.

Unrealized gains (losses) on interest rate hedges. Unrealized gains (losses) on interest rate hedges was a loss of $7.8 million for the year ended December 31, 2007, a decrease of approximately $9.7 million from a gain of $1.9 million for the year ended December 31, 2006. The unrealized gains (losses) on interest rate hedges relate primarily to interest rate hedges assumed from Taberna on December 11, 2006. At acquisition, we designated the interest rate swaps assumed from Taberna that were associated with CDO notes payable and repurchase agreements as hedges pursuant to SFAS No. 133. At designation, these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At December 31, 2007, we updated our regression analysis and concluded that these hedging arrangements were still highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements. As a result, we recorded losses of $7.8 million associated with the ineffective portions of these hedging arrangements during 2007. Management cannot ensure that these off-market interest rate swaps will be highly effective in the future and further ineffectiveness, either unrealized gains or unrealized losses, maybe recorded in earnings.

Equity in loss of equity method investments. Equity in loss of equity method investments was a loss of $0.1 million for the year ended December 31, 2007 as compared to a loss of $0.3 million for the year ended December 31, 2006. Our equity in loss of equity method investments improved due to improved performance, as compared to historical periods, of the underlying investments.

Asset impairments. For the year ended December 31, 2007, we recorded asset impairments totaling $517.5 million that were associated with certain of our investments in securities, intangible assets and goodwill. In making this determination, management considered the estimated fair value of the investment to our cost basis, the financial condition of the related entity and our intent and ability to hold the investment for a sufficient period of time to recover our investment. For the identified investments, management believes full recovery is not likely and wrote down the investment to its current recovery value, or estimated fair value. Asset impairments was comprised of $428.7 million of other than temporary impairment in our investments in securities, $13.2 million of impairment in certain intangible assets and $75.6 million of impairment in goodwill.

The asset impairment charges of $428.7 million in our investment in securities that we recorded during 2007 were attributable primarily to (i) TruPS issued by companies in the residential mortgage or homebuilder sectors that collateralized securitizations we consolidate and also (ii) to debt securities issued by securitizations collateralized primarily by securities issued by companies in these sectors. These impairments resulted primarily from the broad disruption of the U.S. credit markets relating to the residential mortgage and homebuilder sectors that began in late July and August 2007. The withdrawal of virtually all sources of available liquidity for companies active in these sectors caused payment defaults and significant reductions in the fair value of securities issued by these companies. The table below summarizes the impairments associated with our investments in securities by industry sector during 2007 ( in thousands):

Description	Total
TruPS issued by companies operating in the residential mortgage sector	$254,018
TruPS issued by companies operating in the homebuilding sector	125,251
Debt securities issued by securitizations	49,384

Total asset impairments on investments in securities	$428,653

Minority interest. Minority interest represents the earnings of consolidated entities allocated to third parties. Minority interest increased approximately $72.4 million to $69.7 million of minority interest income for the year ended December 31, 2007 from $2.7 million of minority interest expense for the year ended December 31, 2006. This increase is primarily attributable to the minority interests assumed from Taberna and resulted directly from the allocation of asset impairments to the respective minority interest holders.

Income tax benefit. We maintain several domestic TRS entities that are subject to U.S. federal and state and local income taxes. We also maintain a foreign TRS entity subject to U.K. income tax. Our income tax benefit increased approximately $9.6 million to $10.8 million for the year ended December 31, 2007 compared to $1.2 million for the year ended December 31, 2006. This income tax benefit was mainly due to ordinary losses incurred by certain domestic TRS entities, primarily resulting from the loss of warehouse cash collateral as discussed above in “changes in fair value of non-hedge derivatives.” The effective tax rate in 2007 for these TRS entities, on a combined basis, was 31.5%.

Income from discontinued operations

Income from discontinued operations represents the revenue, expenses, and gains from the sale of properties either held for sale or sold during the years ended December 31, 2007 and 2006. Income from discontinued operations decreased $6.0 million, or 102%, to a loss of approximately $0.1 million for the year ended December 31, 2007 from income of approximately $5.9 million for the year ended December 31, 2006. The decrease is due to the number and timing of sales of properties and $4.4 million of gains associated with sales occurring during the year ended December 31, 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

On December 11, 2006, we acquired Taberna upon the completion of our stock-for-stock merger. As a result of this merger, the results of our operations for the year ended December 31, 2006 are not directly comparable to the results of operations for the year ended December 31, 2005.

Revenue

Investment interest income. Investment interest income increased approximately $52.4 million, or 61%, to $138.6 million for the year ended December 31, 2006 from $86.2 million for the year ended December 31, 2005. Of the increase, $37.4 million was attributable to the interest earning assets acquired from Taberna with the remaining increase associated with the increase in our commercial and mezzanine loans from December 31, 2005.

Investment interest expense. Investment interest expense increased approximately $48.9 million, or 378%, to $61.8 million for the year ended December 31, 2006 from $12.9 million for the year ended December 31, 2005. Of this increase, $31.4 million was attributable to the interest bearing liabilities assumed from Taberna with the remaining increase attributable to our increased borrowings under our lines of credit and the issuance of our CDO notes payable in November 2006, through RAIT I.

Provision for losses. Our provision for losses relates to investments in residential mortgages and mortgage-related receivables acquired from Taberna on December 11, 2006 and our commercial mortgage and mezzanine loans. The provision for losses increased to $2.5 million for the year ended December 31, 2006 as compared to zero for the year ended December 31, 2005. We maintain an allowance for loss on our investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other loans. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. Based on our evaluation of our portfolios of loans and the adequacy of our allowance, we increased our allowance for losses by $2.5 million during 2006. Of this increase, approximately $1.0 million relates specifically to our pool of residential mortgages acquired from Taberna on December 11, 2006 and is based on statistical evidence of historical losses on homogenous pools of residential mortgages.

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

Rental income. Rental income increased approximately $0.4 million, or 4%, to $12.6 million for the year ended December 31, 2006 from $12.2 million for the year ended December 31, 2005. This increase was attributable to increased occupancy at our consolidated properties.

Fee and other income. Fee and other income increased approximately $7.4 million, or 104%, to $14.4 million for the year ended December 31, 2006 from $7.0 million for the year ended December 31, 2005. This increase was primarily due to $3.7 million of increased fees on commercial and mezzanine loans resulting from our borrowers simultaneously or subsequently obtaining third party-financing and $2.4 million of increased financial consulting fees for financial consulting services provided to our borrowers before financing transactions commenced or were committed.

Expenses

Compensation expense. Compensation expense increased approximately $7.6 million, or 149%, to $12.7 million for the year ended December 31, 2006 from $5.1 million for year ended December 31, 2005. This increase is due to $0.4 million of amortization expense associated with restricted shares assumed from Taberna that did not fully vest on December 11, 2006 and $6.4 million of expense associated with the supplemental executive retirement plan, or SERP, for our Chairman, Betsy Z. Cohen, and increased other compensation expenses.

Real estate operating expense. Real estate operating expense increased approximately $2.0 million, or 27%, to $9.2 million for the year ended December 31, 2006 from $7.2 million for the year ended December 31, 2005. This increase is primarily due to interest paid on $30.0 million of financing obtained during 2006 relating to one real estate investment.

General and administrative expense. General and administrative expense increased approximately $1.5 million, or 35%, to $5.7 million for the year ended December 31, 2006 from $4.2 million for the year ended December 31, 2005. This increase is due to $0.5 million of general and administrative expenses related to the operations acquired from Taberna and $0.9 million of increased legal and accounting professional fees.

Depreciation expense. Depreciation expense increased approximately $0.2 million, or 20%, to $1.4 million for the year ended December 31, 2006 from $1.2 million for the year ended December 31, 2005.

Amortization of intangible assets. We acquired intangible assets from Taberna on December 11, 2006. The total intangible assets acquired were approximately $133.7 million and have useful lives ranging from 1 to 10 years. Amortization of intangible assets for the period from the acquisition of Taberna on December 11, 2006 through December 31, 2006 was $3.2 million.

Other Income (Expenses)

Interest and other income. Interest and other income increased approximately $1.4 million to $2.0 million for the year ended December 31, 2006 from $0.6 million for the year ended December 31, 2005. This increase is primarily due to $0.6 million of interest and other income associated with restricted cash balances acquired from Taberna and higher average cash balances invested with financial institutions with higher yielding interest bearing accounts during the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Unrealized gain on interest rate hedges. Unrealized gains on interest rate hedges was $1.9 million for the year ended December 31, 2006 and entirely related to interest rate hedges assumed from Taberna on December 11, 2006. At acquisition, we designated the interest rate swaps assumed from Taberna that were associated with CDO notes payable and repurchase agreements as hedges pursuant to SFAS No. 133. At designation, these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At December 31, 2006, we updated our regression analysis and concluded that these hedging arrangements were still highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements. As a result, we recorded a gain of $1.9 million associated with the ineffective portions of these hedging arrangements. Management cannot ensure that these off-market interest rate swaps will be highly effective in the future and further ineffectiveness, either unrealized gains or unrealized losses, maybe recorded in earnings.

Equity in loss of equity method investments. Equity in loss of equity method investments was a loss of $0.3 million for the year ended December 31, 2006.

Minority interest. Minority interest represents the earnings of consolidated entities allocated to third parties. Minority interest increased approximately $2.6 million to $2.7 million for the year ended December 31, 2006 from less than $0.1 million for the year ended December 31, 2005. This increase is primarily attributable to the minority interests assumed from Taberna. Taberna’s ownership of its consolidated CDOs ranged from 53% to 59% of the preferred shares issued by such CDOs.

Income tax benefit. Taberna maintains several domestic TRS entities that are subject to U.S. federal and state and local income taxes. For the period from the date of acquisition of Taberna through December 31, 2006, the provision for income taxes was a benefit of $1.2 million. The effective tax rate for these TRS entities, on a combined basis, was 57.5% for this period.

Income from discontinued operations

Income from discontinued operations represent the revenue, expenses, and gains from the sale of properties either held for sale or sold since January 1, 2004. Income from discontinued operations increased $2.9 million, or 97%, to $5.9 million for the year ended December 31, 2006 from $3.0 million for the year ended December 31, 2005. The increase is due principally to the timing of the sales of the properties. The income from discontinued operations reported for the year ended December 31, 2005 includes an entire year of property operations for four of the real estate investments that we subsequently sold in 2006. Three of the properties were sold in the first half of 2006, therefore the income from discontinued operations for the year ended December 31, 2006 includes less than six months of property operations for those three properties. In addition, the income from discontinued operations reported for the year ended December 31, 2006 reflects the gain recognized on the sale of these properties in 2006. We also recognized $0.1 million in income from discontinued operations during the year ended December 31, 2006 from a property that was acquired on November 30, 2006 and identified as held-for-sale during the quarter ended March 31, 2007.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs. The disruption in the credit markets discussed above has reduced our liquidity and capital resources. As discussed above, due to current market conditions, the cashflow to us from a number of the securitizations we sponsored has been reduced and we do not expect to sponsor new securitizations to provide us with long-term financing for the foreseeable future. We are seeking to expand our use of secured lines of credit and other financing strategies that permit us to originate investments generating attractive returns while preserving our capital, such as participations and joint venturing arrangements. As described below, we expect to continue to receive substantial cashflow from our securitizations. We believe our available cash and restricted cash balances, funds available under our secured credit facilities, repurchase agreements, warehouse facilities and other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months. Should our liquidity needs exceed our available sources of liquidity, we believe that our CDO and investment securities could be sold directly to raise additional cash. While we expect to expand our business, we may not be able to obtain additional financing when we desire to do so, or may not be able to obtain desired financing on terms and conditions acceptable to us. If we fail to obtain additional financing, the pace of our growth could be reduced.

Our primary cash requirements are as follows:

•	to distribute a minimum of 90% of our net taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT;

•	to provide cash collateral for our warehouse agreements;

•	to make investments in CDOs or other securities;

•	to repay our indebtedness under our repurchase agreements;

•	to pay costs associated with future borrowings, including interest, incurred to finance our investment strategies;

•	to pay employee salaries and incentive compensation; and

•	to pay U.S. federal, state, and local taxes of our TRSs.

We intend to meet these liquidity requirements through the following:

•	the use of our cash and cash equivalent balances of $128.0 million as of December 31, 2007;

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

Cash Flows

As of December 31, 2007 and 2006, we maintained cash and cash equivalents of approximately $128.0 million and $99.4 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Year Ended December 31
	2007	2006	2005
Cash flows from operating activities	$183,043	$74,641	$63,607
Cash flows from investing activities	(1,524,252)	(611,350)	(222,112)
Cash flows from financing activities	1,369,829	564,656	216,594

Net change in cash and cash equivalents	28,620	27,947	58,089
Cash and cash equivalents at beginning of period	99,367	71,420	13,331

Cash and cash equivalents at end of period	$127,987	$99,367	$71,420

Our principal source of cash flows is from our financing activities. Our increased cash flow from operating activities is primarily due to our increased investment portfolio when compared to our 2006 investment portfolio.

The increased cash outflow from our investing activities during 2007 as compared to 2006 is attributable to our investments in securities and commercial loans during 2007.

The increased cash inflow from our financing activities resulted from the issuance of CDO notes payable, common shares and convertible senior notes. These proceeds were used to invest in our securities and commercial and mezzanine loan portfolios.

As of December 31, 2007, annualized cash flows generated by the 13 CDO portfolios, six residential mortgage loan securitizations and other investments that we own or manage is as follows (dollars in thousands):

	Assets Under Management	Invested Capital (4)	Yield	Asset Management Fees	Annualized Gross Cash Flow(1)
Commercial Real Estate Portfolio(3)	$2,171,305	$790,570	$117,656	$2,021	$119,678
Residential mortgage portfolio	4,085,028	245,225	21,187	—	21,187
European Portfolio(2)(3)	1,682,447	50,574	6,274	7,350	13,624
Domestic TruPS portfolio: Taberna I(2) Taberna II(2)	663,000 983,000	2,210 0	219 —	2,732 1,966	2,951 1,966
Taberna III	745,000	3,905	—	1,490	1,490
Taberna IV	650,000	2,595	—	1,300	1,300
Taberna V(2)	700,000	0	—	1,400	1,400
Taberna VI	660,158	1,682	—	1,360	1,360
Taberna VII	592,635	27,720	994	1,279	2,273
Taberna VIII	603,813	81,565	16,276	2,985	19,260
Taberna IX(3)	566,769	121,600	24,369	2,250	26,619
Other investments	189,359	35,176	1,203	—	1,203

Total	$14,292,514	$1,362,822	$188,178	$26,133	$214,311

(1)

Annualized gross cash flow is based on cash flow received from our investments as of their most recent payment date. See “Forward Looking Statements” and Item 1A—“Risk factors” for risks and uncertainties that can cause our gross cash flow to differ materially from these amounts.

(2)	European portfolios, Taberna I,II and V are not consolidated at December 31, 2007.

(3)	Includes securitizations currently in “ramp-up” and assumes rating agency affirmations of ratings at completion of the “ramp-up” period.

(4)	Represents the value at risk of RAIT’s retained interests at December 31, 2007 based on economic book value.

We are generating approximately $188.2 million of net investment income from the above portfolio plus $26.1 million in collateral management fees for a total of $214.3 million in cash flow before operating expenses. We incur approximately $29.2 million in corporate interest expense related to our convertible debt outstanding and $13.6 million in preferred share dividends per year. The remaining net cash flow from operations is used to pay operating expenses, including cash compensation expense and general and administrative expenses, with the remainder available to pay distributions on our common shareholders. During 2007, we paid $130.2 million in common share dividends with an additional $28.1 million declared in December 2007 and paid in January 2008.

At December 31, 2007, we had approximately $138.8 million of indebtedness under repurchase agreements with several major investment banks. We have maintained adequate liquidity and met all required margin calls on these repurchase facilities during 2007. We expect to significantly reduce the amount of borrowings under repurchase agreements during 2008.

Our two commercial real estate securitized financing arrangements include a revolving credit option that allows us to repay the AAA rated debt tranches totaling $475.0 million as repayments occur, and then draw up to the available committed amounts during the first five years of each facility. We had approximately $56.0 million of unused capacity, subject to future funding commitments and borrowing requirements. We also have $140.0 million of funding capacity under credit facilities with three commercial banks at December 31, 2007 of which $73.5 million was outstanding and $36.5 million was available for future commercial loans.

At December 31, 2007, we had approximately $298.4 million of restricted cash a majority of which is committed to fund new assets to complete the ramp requirements in our domestic securitizations. This excludes

80.1

approximately $528.4 million restricted cash held off-balance sheet to fund the completion of our two European securitizations which are not consolidated in our financial statements.

Capitalization

Debt Financing.

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness as of December 31, 2007 (dollars in thousands):

Description	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Contractual Maturity
Repurchase agreements	$138,788	5.0% to 5.8%	5.6%	Mar. 2008 (1)
Secured credit facilities and other indebtedness	146,916	5.4% to 8.1%	7.3%	Mar. 2008 to 2037
Mortgage-backed securities issued (2)	3,801,959	4.6% to 5.8% (3)	5.1%	2035
Trust preferred obligations	450,625	5.6% to 10.1%	7.4%	2035
CDO notes payable (2)	5,093,833	4.7% to 10.4%	5.7%	2035 to 2046
Convertible senior notes	425,000	6.9%	6.9%	2027

Total indebtedness	$10,057,121		5.6%

(1)	We intend to repay or re-negotiate and extend our repurchase agreements as they mature.
(2)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(3)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.

Financing arrangements we entered into or terminated during the year ended December 31, 2007 were as follows:

Repurchase Agreements

As of December 31, 2007, we were party to several repurchase agreements that had $138.8 million in borrowings outstanding. We use repurchase agreements to finance our retained interests in mortgage securitizations that we sponsor, residential mortgages prior to their long-term financing, retained interests in our CDOs, and other securities, including REMIC interests. Our repurchase agreements contain standard market terms and generally renew between one and 30 days. As these investments incur prepayments or change in fair value, we are required to ratably reduce our borrowings outstanding under repurchase agreements.

Secured Credit Facilities and Other Indebtedness

On February 12, 2007, we formed Taberna Funding Capital Trust I which issued $25.0 million of trust preferred securities to investors and $0.1 million of common securities to us. The combined proceeds were used by Taberna Funding Capital Trust I to purchase $25.1 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Taberna Funding Capital Trust I and mature on April 30, 2037, but are callable on or after April 30, 2012. Interest on the junior subordinated notes is payable quarterly at a fixed rate of 7.69% through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.50%.

On April 16, 2007, we terminated our $335.0 million secured line of credit led by KeyBanc Capital Markets, as syndication agent. All amounts outstanding under this facility were repaid prior to April 16, 2007. We expensed $3.0 million of deferred financing costs associated with the line of credit upon termination.

On July 12, 2007, we formed Taberna Funding Capital Trust II which issued $25.0 million of trust preferred securities to investors and $0.1 million of common securities to us. The combined proceeds were used by Taberna Funding Capital Trust II to purchase $25.1 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Taberna Funding Capital Trust II and mature on July 30, 2037, but are callable on or after July 30, 2012. Interest on the junior subordinated notes is payable quarterly at a fixed rate of 8.06% through July 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.50%.

We have secured credit facilities with three financial institutions with total capacity as of December 31, 2007 of $110.0 million. As of December 31, 2007, we have borrowed approximately $43.5 million on these credit facilities leaving approximately $36.5 million of availability. As of December 31, 2007, we were not in compliance with a financial covenant on one of our secured credit facilities with $22.2 million in borrowings. We obtained a waiver for our non-compliance as of December 31, 2007 and subsequently amended the secured credit facility to be in compliance.

As of December 31, 2007, we had $53.2 million of other indebtedness outstanding relating to loans payable on consolidated real estate interests and other loans. These loans are secured by specific consolidated real estate interests and commercial loans included in our consolidated balance sheet.

Mortgage-Backed Securities Issued

We finance our investments in residential mortgages through the issuance of mortgage-backed securities by non-qualified special purpose securitization entities that are owner trusts. The mortgage-backed securities issued maintain the identical terms of the underlying residential mortgage loans with respect to maturity, duration of the fixed-rate period and floating rate reset provision after the expiration of the fixed-rate period. Principal payments on the mortgage-backed securities issued are match-funded by the receipt of principal payments on the residential mortgage loans. Although residential mortgage loans which have been securitized, are consolidated on our balance sheet, the non-qualified special purpose entities that hold such residential mortgage loans are separate legal entities. Consequently, the assets of these non-qualified special purpose entities collateralize the debt of such entities and are not available to our creditors. As of December 31, 2007, $4.1 billion of principal amount residential mortgages and mortgage-related receivables collateralized our mortgage-backed securities issued.

On June 27, 2007, we issued $619.0 million of AAA rated RMBS, issued $27.0 million of subordinated notes and paid approximately $1.5 million of transaction costs. The securitization was completed via an owner’s trust structure and we retained 100% of the owners trust certificates and subordinated notes of the securitization with a par amount of $27.0 million. At the time of closing, the securitization owners trust purchased approximately $645.0 million of residential mortgage loans from us. The securitization owners trust is a non-qualified special purpose entity and we consolidate the securitization owners trust.

Trust Preferred Obligations

Trust preferred obligations finance subordinated debentures acquired by Trust VIEs that are consolidated by us for the portion of the total TruPS that are owned by entities outside of the consolidated group. These trust preferred obligations bear interest at either variable or fixed rates until maturity, generally 30 years from the date of issuance. The Trust VIE has the ability to prepay the trust preferred obligation at any time, without prepayment penalty, after five years. We do not control the timing or ultimate payment of the trust preferred obligations.

CDO Notes Payable

CDO notes payable represent notes issued by CDO entities which are used to finance the acquisition of TruPS, unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates.

On March 29, 2007, we closed Taberna Preferred Funding VIII, Ltd., a $772.0 million CDO transaction that provides financing for investments consisting of TruPS issued by REITs and real estate operating companies, senior and subordinated notes issued by real estate entities, commercial mortgage-backed securities, other real estate interests, senior loans and CDOs issued by special purpose issuers that own a portfolio of commercial real estate loans. The investments that are owned by Taberna Preferred Funding VIII are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. Taberna Preferred Funding VIII received commitments for $712.0 million of CDO notes payable, all of which have been issued at par to investors as of December 31, 2007. As of December 31, 2007, we retained $18.0 million of notes rated “AA” by Standard & Poor’s, $50.0 million of the notes rated between “BBB” and “BB” and all $60.0 million of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 4.90%. All of the notes mature in 2037, although Taberna Preferred Funding VIII may call the notes at par at any time after May 2017. The notes rated AA that we have retained, bear interest at a rate of LIBOR plus 0.70% and the notes rated between BBB and BB that we have retained, bear interest at rates ranging from LIBOR plus 2.85% to LIBOR plus 4.90%. As of December 31, 2007, we financed our investment in the notes we retained through $8.7 million of borrowings under our existing repurchase agreement bearing interest at a rate of LIBOR plus 0.28%.

On June 7, 2007, we closed RAIT Preferred Funding II, Ltd., a $832.9 million CDO transaction that provides financing for commercial and mezzanine loans. RAIT Preferred Funding II received commitments for $722.7 million of CDO notes payable, $697.7 million of which were issued at par to investors as of December 31, 2007. As of December 31, 2007, we retained $20.0 million of the notes rated between “A” and “A-” by Standard & Poor’s, $65.9 million of the notes rated between “BBB+” and “BB” by Standard & Poor’s and all $110.2 million of the preference shares. The investments that are owned by RAIT Preferred Funding II are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.29% to LIBOR plus 4.00%. All of the notes mature in 2045, although RAIT Preferred Funding II may call the notes at par at any time after June 2017. The notes rated between A and A- that we have retained, bear interest at rates ranging from LIBOR plus 1.15% to LIBOR plus 1.40% and the notes rated between BBB+ and BB that we have retained, bear interest at rates ranging from LIBOR plus 2.10% to LIBOR plus 4.00%. We financed our investment in the notes we retained through $23.3 million of borrowings under our existing repurchase agreements bearing interest at rates ranging from LIBOR plus 0.50% to LIBOR plus 1.00%.

On June 28, 2007, we closed Taberna Preferred Funding IX, Ltd., a $757.5 million CDO transaction that provides financing for investments consisting of TruPS issued by REITs and real estate operating companies, senior and subordinated notes issued by real estate entities, commercial mortgage-backed securities, other real estate interests, senior loans and CDOs issued by special purpose issuers that own a portfolio of commercial real estate loans. The investments that are owned by Taberna Preferred Funding IX are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. Taberna Preferred Funding IX received commitments for $705.0 million of CDO notes payable, all of which were issued at par to investors as of December 31, 2007. As of December 31, 2007, we retained $45.0 million of the notes rated between “AAA” and “A-” by Standard & Poor’s, $89.0 million of the notes rated between “BBB” and “BB” by Standard & Poor’s and all $52.5 million of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 5.50%. All of the notes mature in 2038, although Taberna Preferred Funding IX may call the notes at par at any time after May 2017. The notes rated between AAA and A- that we have retained, bear interest at rates ranging from LIBOR plus 0.65% to LIBOR plus 1.90% and the notes rated between BBB and BB that we have retained, bear interest at rates ranging from LIBOR plus 3.25% to LIBOR plus 5.50%. We financed our investment in the notes we retained through $19.1 million of borrowings under our existing repurchase agreements bearing interest at rates ranging from LIBOR plus 0.15% to LIBOR plus 0.65%.

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of December 31, 2007, the CDO notes payable are collateralized by $3.2 billion , before fair value adjustments, of principal amount of TruPS and subordinated debentures, $588.4 million of principal amount of unsecured REIT note receivables and CMBS receivables and $1.9 billion in principal amount of commercial mortgages, mezzanine loans and other loans. A portion of the TruPS that collateralize CDO notes payable are eliminated upon the consolidation of various Trust VIE entities that we consolidate. The corresponding subordinated debentures of the Trust VIE entities are included as investments in securities in our consolidated balance sheet.

During the year ended December 31, 2007, several of our consolidated CDOs, Taberna Preferred Funding II through Taberna Preferred Funding VI failed overcollateralization (“OC”) trigger tests which resulted in a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to sequentially paydown the outstanding principal balance of the most senior noteholders. The OC tests failures were due to defaulted collateral assets and credit risk securities. During the year ended December 31, 2007, approximately $19.4 million of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Convertible Senior Notes

On April 18, 2007, we issued and sold in a private offering to qualified institutional buyers, $425.0 million aggregate principal amount of 6.875% convertible senior notes due 2027, or the senior notes. After deducting the initial purchaser’s discount and the estimated offering expenses, we received approximately $414.3 million of net proceeds. Interest on the senior notes is paid semi-annually and the senior notes mature on April 15, 2027.

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

Equity Financing.

Preferred Shares

In 2004, we issued 2,760,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series A Preferred Shares”) for net proceeds of $66.6 million. The Series A Preferred Shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series A Preferred Shares have no maturity date and we are not required to redeem the Series A Preferred Shares at any time. We may not redeem the Series A Preferred Shares before March 19, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after March 19, 2009, we may, at our option, redeem the Series A Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

In 2004, we issued 2,258,300 shares of our 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series B Preferred Shares”) for net proceeds of $54.4 million. The Series B Preferred Shares accrue cumulative cash dividends at a rate of 8.375% per year of the $25.00 liquidation preference, equivalent to $2.09375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series B Preferred Shares have no maturity date and we are not required to redeem the Series B Preferred Shares at any time. We may not redeem the Series B Preferred Shares before October 5, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after October 5, 2009, we may, at our option, redeem the Series B Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

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

On July 24, 2007, our board of trustees declared a third quarter 2007 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.523872 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends were paid on October 1, 2007 to holders of record on September 4, 2007 and totaled $3.4 million.

On October 23, 2007, our board of trustees declared a fourth quarter 2007 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.5546875 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends were paid on December 31, 2007 to holders of record on December 3, 2007 and totaled $3.4 million.

On January 29, 2008, our board of trustees declared a first quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.5546875 per share on our 8.875% Series C

Cumulative Redeemable Preferred Shares. The dividends will be paid on March 31, 2008 to holders of record on March 3, 2008.

Common Shares

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

On March 15, 2007, our board of trustees declared a first quarter 2007 distribution of $0.80 per common share totaling $50.9 million that was paid on April 13, 2007 to shareholders of record as of March 29, 2007.

On April 18, 2007, in connection with our senior notes offering referred to above, we used a portion of the net proceeds to repurchase 2,717,600 of our common shares at a price of $27.34 per share (the closing price on April 12, 2007) for an aggregate purchase price of $74.4 million, including costs.

On June 14, 2007, our board of trustees declared a second quarter 2007 distribution of $0.84 per common share totaling $51.2 million that was paid on July 13, 2007 to shareholders of record as of June 28, 2007.

On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75.0 million of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions. We have not repurchased any common shares under this plan as of December 31, 2007.

On September 10, 2007, our board of trustees declared a third quarter 2007 distribution of $0.46 per common share totaling $28.1 million that was paid on October 12, 2007 to shareholders of record as of September 21, 2007.

On December 7, 2007, our board of trustees declared a fourth quarter 2007 distribution of $0.46 per common share totaling $28.1 million that was paid on January 14, 2008 to shareholders of record as of December 17, 2007.

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

As of December 31, 2007, we had $31.6 million of cash and other collateral held by warehouse providers. As of December 31, 2007, we have also pledged up to $20.0 million of our collateral management fees that we receive from certain CDO’s as additional collateral on one of our warehouse facilities. On September 13, 2007, in connection with closing the second European CDO financing, we fulfilled all of our existing obligations and funding commitments under the related off-balance sheet warehouse and terminated that facility. The warehouse provider retained €75.0 million in aggregate principal amount of securities that were not transferred to the CDO issuer. Until such time these retained securities are liquidated, to the mutual satisfaction of both parties, we have agreed to deposit €5.0 million, or $7.3 million as of December 31, 2007, par amount of the €17.5 million in principal amount of the subordinated notes of this CDO which we purchased at closing, with the warehouse provider. As of December 31, 2007, the deposit had a fair value of €4.0 million, or $5.8 million. Upon full satisfaction, we expect the return of the €5.0 million of subordinated notes which are included in warehouse deposits in our consolidated balance sheets. This arrangement and our warehouse facilities are deemed to be derivative financial instruments and are recorded at fair value each accounting period with the change in fair value recorded in earnings.

A summary of our warehouse facilities is as follows (dollars in thousands):

Warehouse Facility	Warehouse Availability	Funding as of December 31, 2007	Remaining Availability	Maturity
Merrill Lynch International	$200,000	$98,125	$101,875	March 2008
Bear, Stearns & Co. Inc.	83,125	83,125	—	March 2008

Total	$283,125	$181,250	$101,875

The $101.9 million of remaining financing availability can be used to acquire additional TruPS securities upon obtaining the approval of the warehouse provider. The current credit environment may cause us to limit the amount of additional borrowings we undertake under these facilities or result in higher financing costs or increased cash collateral requirements. The financing costs of these warehouse facilities are based on one-month LIBOR plus 50 basis points.

On June 25, 2007, one of our subsidiaries provided an option to a warehouse provider to issue a credit default swap with regard to four reference securities, each with a notional amount of $50.0 million. The reference securities are CDO notes payable issued by four of our consolidated CDOs. The option is contingent upon (i) the termination of our warehouse line agreement and (ii) our failure to purchase the underlying collateral at an amount which results in no loss to the warehouse provider. This option had no fair value as of December 31, 2007. On January 2, 2008, we amended this warehouse facility to reduce the capacity from $200.0 million to $98.0 million, removed the pledge of $20.0 million of our collateral management fees as collateral, increased the cash collateral requirement by $14.7 million, which as of January 2, 2008 was fully funded, and amended the credit default swap to two reference securities, each with a notional of $50.0 million. The two reference securities are debt securities issued in Taberna VII and Taberna VIII. If either of the two reference securities fails to pay interest or principal, has a rating downgrade to “CCC” or below or certain other events occur, we may be required to pay any shortfall or deliver the reference securities or the cash equivalent.

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

Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2007:

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Repurchase agreements and other indebtedness	$138,788	$138,788	$—	$—	$—
Secured credit facilities and other indebtedness	146,916	74,472	22,244	—	50,200
Mortgage-backed securities issued, unpaid principal balance	3,801,959	—	—	—	3,801,959
Trust preferred obligations	450,625	—	—	—	450,625
CDO notes payable	5,093,833	—	—	—	5,093,833
Convertible Senior Notes	425,000	—	—	—	425,000
Funding commitments to borrowers(a)	129,322	64,910	58,412	6,000	—
Commitments to purchase securities(b)	58,637	58,637	—	—	—
Operating lease agreements	10,996	2,040	3,796	2,159	3,001

Total	$10,256,076	$338,846	$84,452	$8,159	$9,824,618

(a)	Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of December 31, 2007.
(b)	Amounts reflect our consolidated CDO’s requirement to purchase additional collateral in order to complete the ramp-up collateral balances. All of this amount has been advanced through CDO notes payable and is included in our restricted cash on our consolidated balance sheet as of December 31, 2007.

Item	7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from changes in credit risks of our portfolio and changes in interest rates. We are exposed to credit risk and interest rate risk related to our investments in residential mortgages and commercial and mezzanine loans, debt instruments and TruPS.

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

During 2007, we recorded asset impairment charges of $428.7 million in RAIT’s investment in securities that were attributable primarily to (i) TruPS issued by companies in the residential mortgage or homebuilder sectors that collateralized securitizations RAIT consolidates and also (ii) to debt securities issued by securitizations collateralized primarily by securities issued by companies in these sectors. These impairments resulted primarily from the broad disruption of the U.S. credit markets relating to the residential mortgage and homebuilder sectors that began in late July and August 2007. The withdrawal of virtually all sources of available liquidity for companies active in these sectors caused payment defaults and significant reductions in the fair value of securities issued by these companies. Additionally, during 2007, we increased our loan loss reserves relating to our commercial mortgages and mezzanine loans by $13.2 million and $8.5 million relating to our residential mortgages. These items were the primary driver of our reported net loss to common shareholders during the year ended December 31, 2007 of $379.3 million. While we believe we have appropriately determined the level of impairment and loan loss reserves as of December 31, 2007, we cannot assure you that no further temporary or other than temporary impairments or reserves will occur in the future.

Concentrations of Credit Risk

In our normal course of business, we engage in lending activities with borrowers primarily throughout the United States and Europe. As of December 31, 2007, no single borrower or collateral issuer represented greater than 10% of our entire portfolio. The largest concentration by property type in our commercial and mezzanine portfolio was multi-family property, which made up approximately 52.2% of our commercial and mezzanine loan portfolio. The largest concentration by borrower type in our TruPS and subordinated debt portfolio was to issuers in the commercial mortgage industry, which made up approximately 31.4% of our TruPS and subordinated debt portfolio. The largest geographic concentration in our residential mortgage loan portfolio was to borrowers in the State of California, which made up 44.7% of the residential mortgage loan portfolio. The largest credit rating concentration in our other securities portfolio was to securities rated “BBB” by Standard and Poors, which made up 63.7% of our other securities portfolio. For further information on each of our portfolios, please refer to the portfolio summaries in Item 1—“Business”.

Interest Rate Risk Management

Interest rates may be affected by economic, geo-political, monetary and fiscal policy, market supply and demand and other factors generally outside our control, and such factors may be highly volatile. Our interest rate risk sensitive assets and liabilities and financial derivatives will be typically held for long-term investment and not held for sale purposes. Our intent in using securitizations, primarily CDOs, to finance our investments is to limit interest rate risk through our financing strategy of matching the terms of our investment assets with the terms of our liabilities and, to the extent necessary, through the use of hedging instruments. We intend to reduce interest rate and funding risk, allowing us to focus on managing credit risk through our disciplined underwriting process and recurring credit analysis.

We make investments that are either floating rate or fixed rate. Our floating rate investments will generally be priced at a fixed spread over an index such as LIBOR that re-prices either quarterly or every 30 days. Given the frequency of future price changes in our floating rate investments, changes in interest rates are not expected to have a material effect on the value of these investments. Increases or decreases in LIBOR will have a corresponding increase or decrease in our interest income and the match-funded interest expense, thereby reducing the net earnings impact on our overall portfolio. Our net investment income is also protected from decreases in interest rates due to interest rate floors on our investments in commercial and mezzanine loans. In the event that long-term interest rates increase, the value of our fixed-rate investments would be diminished. We may consider hedging this risk in the future if the benefit outweighs the cost of the hedging strategy. Such changes in interest rates would not have a material effect on the income from these investments.

As of December 31, 2007, we entered into various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable and repurchase agreements. These cash flow hedges have an aggregate notional value of $3.7 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable and repurchase agreements into fixed-rate payments for five and ten year periods. As of December 31, 2007, the interest rate swaps had an aggregate liability fair value of $192.0 million. Changes in the fair value of the ineffective portions of interest rate swaps and interest rate swaps that were not designated as hedges under SFAS No. 133 are recorded in earnings.

The following table summarizes the change in net investment income for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities:

	Assets (Liabilities) Subject to Interest Rate Sensitivity	100 Basis Point Increase	100 Basis Point Decrease
	(dollars in thousands)
Investment income from variable rate investments	$2,226,851	$22,269	$(17,418)
Investment expense from variable rate indebtedness	(1,770,513)	(17,705)	17,705

Net investment income from variable rate instruments	$456,338	$4,563	$287

Fair value of fixed-rate investments	$8,514,375	$(290,868)	$300,695
Fair value of fixed-rate indebtedness	(8,446,360)	323,409	(337,972)

Net fair value of fixed-rate instruments	$68,014	$32,540	$(37,277)

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

RAIT FINANCIAL TRUST

Report of Independent Registered Public Accounting Firm

Board of Trustees

RAIT Financial Trust

We have audited the accompanying consolidated balance sheets of RAIT Financial Trust (a Maryland real estate investment trust) and subsidiaries (collectively RAIT Financial Trust or the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, other comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAIT Financial Trust and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RAIT Financial Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2008 expressed an unqualified opinion on internal control effectiveness.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

February 28, 2008

Report of Independent Registered Public Accounting Firm

Board of Trustees

RAIT Financial Trust

We have audited RAIT Financial Trust (a Maryland real estate investment trust) and subsidiaries’ (collectively RAIT Financial Trust or the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RAIT Financial Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, RAIT Financial Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RAIT Financial Trust and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, other comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

February 28, 2008

RAIT Financial Trust

Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

	As of December 31
	2007	2006
Assets
Investments in mortgages and loans, at amortized cost
Residential mortgages and mortgage-related receivables	$4,065,083	$4,676,950
Commercial mortgages, mezzanine loans and other loans	2,189,939	1,250,945
Allowance for losses	(26,389)	(5,345)

Total investments in mortgages and loans	6,228,633	5,922,550
Investments in securities
Available-for-sale securities	2,776,833	3,978,999
Security-related receivables	1,050,967	1,159,312

Total investments in securities	3,827,800	5,138,311
Investments in real estate interests	284,252	139,132
Cash and cash equivalents	127,987	99,367
Restricted cash	298,433	292,869
Accrued interest receivable	110,287	111,238
Warehouse deposits	31,576	44,618
Other assets	39,149	42,274
Deferred financing costs, net of accumulated amortization of $3,800 and $1,709, respectively	53,340	16,729
Intangible assets, net of accumulated amortization of $64,444 and $3,175, respectively	56,123	121,046
Goodwill	—	132,372

Total assets	$11,057,580	$12,060,506

Liabilities and shareholders’ equity
Indebtedness
Repurchase agreements	$138,788	$1,174,182
Secured credit facilities and other indebtedness	146,916	81,336
Mortgage-backed securities issued	3,801,959	3,697,291
Trust preferred obligations	450,625	643,639
CDO notes payable	5,093,833	4,855,743
Convertible senior notes	425,000	—

Total indebtedness	10,057,121	10,452,191
Accrued interest payable	65,947	67,393
Accounts payable and accrued expenses	19,197	22,930
Derivative liabilities	201,581	38,909
Deferred taxes, borrowers’ escrows and other liabilities	104,821	119,288
Distributions payable	28,068	39,118

Total liabilities	10,476,735	10,739,829
Minority interest	1,602	124,273

Shareholders’ equity
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	—
Common shares, $0.01 par value per share, 200,000,000 shares authorized, 61,018,231 and 52,151,412 issued and outstanding, including 225,440 and 430,516 unvested restricted share awards, respectively	607	517
Additional paid in capital	1,575,979	1,218,667
Accumulated other comprehensive income (loss)	(440,039)	(3,085)
Retained earnings (deficit)	(557,371)	(19,746)

Total shareholders’ equity	579,243	1,196,404

Total liabilities and shareholders’ equity	$11,057,580	$12,060,506

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the years ended December 31
	2007	2006	2005
Revenue:
Investment interest income	$893,212	$138,639	$86,174
Investment interest expense	(698,347)	(61,833)	(12,933)
Provision for losses	(21,721)	(2,499)	—
Change in fair value of free-standing derivatives	(4,987)	788	—

Net investment income	168,157	75,095	73,241
Rental income	12,044	12,639	12,164
Fee and other income	25,725	14,387	7,043

Total revenue	205,926	102,121	92,448

Expenses:
Compensation expense	34,739	12,736	5,117
Real estate operating expense	11,691	9,198	7,229
General and administrative expense	26,099	5,675	4,212
Stock forfeitures	9,708	—	—
Depreciation expense	6,089	1,437	1,194
Amortization of intangible assets	61,269	3,175	—

Total expenses	149,595	32,221	17,752

Income before other income (expense), taxes and discontinued operations	56,331	69,900	74,696
Interest and other income	13,811	1,961	576
Losses on sales of assets	(109,889)	(6)	(198)
Gains on deconsolidation of VIEs	117,158	—	—
Unrealized gains (losses) on interest rate hedges	(7,789)	1,925	—
Equity in loss of equity method investments	(56)	(259)	—
Asset impairments	(517,452)	—	—
Loss (income) allocated to minority interest	69,707	(2,668)	(33)

Income (loss) before taxes and discontinued operations	(378,179)	70,853	75,041
Income tax benefit	10,784	1,183	—

Income (loss) from continuing operations	(367,395)	72,036	75,041
Income (loss) from discontinued operations	(132)	5,882	2,986

Net income (loss)	(367,527)	77,918	78,027
Income allocated to preferred shares	(11,817)	(10,079)	(10,076)

Net income (loss) available to common shares	$(379,344)	$67,839	$67,951

Earnings (loss) per share—Basic:
Continuing operations	$(6.26)	$2.12	$2.48
Discontinued operations	—	0.20	0.11

Total earnings (loss) per share—Basic	$(6.26)	$2.32	$2.59

Weighted-average shares outstanding—Basic	60,633,833	29,294,642	26,235,134

Earnings (loss) per share—Diluted:
Continuing operations	$(6.26)	$2.10	$2.46
Discontinued operations	—	0.20	0.11

Total earnings (loss) per share—Diluted	$(6.26)	$2.30	$2.57

Weighted-average shares outstanding—Diluted	60,633,833	29,553,403	26,419,693

Distributions declared per common share	$2.56	$2.70	$2.43

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Other Comprehensive Income (Loss)

(Dollars in thousands)

	For the years ended December 31
	2007	2006	2005
Net income (loss)	$(367,527)	$77,918	$78,027
Other comprehensive income (loss):
Change in fair value of cash-flow hedges	(201,029)	32,249	—
Reclassification adjustments associated with unrealized losses (gains) from cash flow hedges included in net income	7,789	(1,925)	—
Realized (gains) losses on cash-flow hedges reclassified to earnings	(4,004)	(1,327)	—
Realized (gains) losses on available-for-sale securities, including asset impairments	348,005	—	—
Change in fair value of available-for-sale securities	(698,793)	(34,710)	—
Realized gain from deconsolidation of VIEs	80,722	—	—

Total other comprehensive loss before minority interest allocation	(467,310)	(5,713)	—
Allocation to minority interest	30,356	2,628	—

Total other comprehensive income (loss)	(436,954)	(3,085)	—

Comprehensive income (loss)	$(804,481)	$74,833	$78,027

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, January 1, 2005	2,760,000	$28	2,258,300	$23	—	$—	25,579,948	$256	$539,503	$—	$1,900	$541,710
Net income	—	—	—	—	—	—	—	—	—	—	78,027	78,027
Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(10,076)	(10,076)
Common dividends declared	—	—	—	—	—	—	13,031	—	354	—	(63,601)	(63,247)
Stock options exercised	—	—	—	—	—	—	6,847	—	243	—	—	243
Stock compensation expense	—	—	—	—	—	—	—	—	406	—	—	406
Common shares issued, net	—	—	—	—	—	—	2,299,239	23	62,149	—	—	62,172

Balance, December 31, 2005	2,760,000	28	2,258,300	23	—	—	27,899,065	279	602,655	—	6,250	609,235
Net income	—	—	—	—	—	—	—	—	—	—	77,918	77,918
Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(10,079)	(10,079)
Common dividends declared	—	—	—	—	—	—	14,449	—	405	—	(93,835)	(93,430)
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	(3,085)	—	(3,085)
Stock options exercised	—	—	—	—	—	—	246,918	2	3,861	—	—	3,863
Stock compensation expense	—	—	—	—	—	—	69,422	1	874	—	—	875
Common shares issued, net	—	—	—	—	—	—	23,491,042	235	610,872	—	—	611,107

Balance, December 31, 2006	2,760,000	28	2,258,300	23	—	—	51,720,896	517	1,218,667	(3,085)	(19,746)	1,196,404
Net loss	—	—	—	—	—	—	—	—	—	—	(367,527)	(367,527)
Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(11,817)	(11,817)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(158,281)	(158,281)
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	(436,954)	—	(436,954)
Stock options exercised	—	—	—	—	—	—	7,377	—	59	—	—	59
Stock compensation expense	—	—	—	—	—	—	282,118	2	21,135	—	—	21,137
Preferred shares issued, net	—	—	—	—	1,600,000	16	—	—	38,659	—	—	38,675
Common shares issued, net	—	—	—	—	—	—	11,500,000	115	371,813	—	—	371,928
Repurchase of common shares, net	—	—	—	—	—	—	(2,717,600)	(27)	(74,354)	—	—	(74,381)

Balance, December 31, 2007	2,760,000	$28	2,258,300	$23	1,600,000	$16	60,792,791	$607	$1,575,979	$(440,039)	$(557,371)	$579,243

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the years ended December 31
	2007	2006	2005
Operating activities:
Net income (loss)	$(367,527)	$77,918	$78,027
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Minority interest	(69,707)	2,668	33
Provision for losses	21,721	2,499	—
Amortization of deferred compensation	20,402	3,960	428
Depreciation and amortization	67,358	5,167	3,853
Amortization of deferred financing costs and debt discounts	31,459	3,549	967
Accretion of discounts on investments	(8,331)	(2,948)	(4,033)
(Gain) loss on sale of assets	110,245	(5,111)	198
(Gain) loss on deconsolidation of VIEs	(117,158)	—	—
Unrealized (gain) loss on interest rate hedges	7,789	(1,925)	—
Equity in loss of equity method investments	56	259	—
Asset impairments	517,452	—	—
Unrealized foreign currency gains on investments	(191)	—	—
Changes in assets and liabilities:
Accrued interest receivable	(15,437)	(25,730)	(5,980)
Other assets	(208,186)	28,492	(11,999)
Accrued interest payable	11,495	12,291	2,058
Accounts payable and accrued expenses	2,377	4,715	358
Deferred taxes, borrowers’ escrows and other liabilities	179,226	(31,163)	(303)

Cash flow from operating activities	183,043	74,641	63,607
Investing activities:
Purchase and origination of securities for investment	(2,017,760)	(122,593)	—
Proceeds from sale of other securities	914,708	—	—
Purchase and origination of loans for investment	(1,285,824)	(950,902)	(585,484)
Principal repayments on loans	967,546	536,896	368,056
Cash obtained from Taberna upon acquisition	—	31,675	—
Investment in real estate interests	(157,840)	(41,660)	(15,983)
Proceeds from dispositions of real estate interests	12,372	48,176	12,051
(Increase) decrease in restricted cash	29,504	(7,107)	(752)
(Increase) decrease in warehouse deposits	13,042	(5,835)	—

Cash flow from investing activities	(1,524,252)	(511,350)	(222,112)
Financing activities:
Proceeds from repurchase agreements and other indebtedness	1,215,728	122,536	361,502
Repayments on repurchase agreements and other indebtedness	(2,185,542)	(314,256)	(133,979)
Proceeds from issuance of residential mortgage-backed securities	616,542	—	—
Repayments on residential mortgage-backed securities	(525,187)	(43,874)	—
Proceeds from issuance of CDO notes payable	1,878,034	773,205	—
Repayments on CDO notes payable	(120,323)	—	—
Proceeds from issuance of convertible senior notes	425,000	—	—
Acquisition of minority interest in CDOs	(19,963)	—	—
Distributions to minority interest holders in CDOs	(13,083)	—	—
Payments for deferred costs	(54,514)	(12,990)	—
Proceeds from cash flow hedges at hedge inception	2,280	—	—
Preferred share issuance, net of costs incurred	38,675	76	—
Common share issuance, net of costs incurred	367,511	4,350	62,394
Repurchase of common shares	(74,381)	—	—
Distributions paid to preferred shares	(11,817)	(10,079)	(10,076)
Distributions paid to common shares	(169,131)	(54,312)	(63,247)

Cash flow from financing activities	1,369,829	464,656	216,594

Net change in cash and cash equivalents	28,620	27,947	58,089
Cash and cash equivalents at the beginning of the period	99,367	71,420	13,331

Cash and cash equivalents at the end of the period	$127,987	$99,367	$71,420

Supplemental cash flow information:
Cash paid for interest	$637,615	$47,932	$15,239
Cash paid for taxes	12,428	780	—
Stock issued to acquire net assets of Taberna Realty Finance Trust	—	610,628	—
Non-cash increase (decrease) in TruPS obligations	(92,044)	100,000	—
Non-cash increase in net assets from deconsolidation of VIEs	99,537	—	—
Distributions payable	28,068	39,118	—

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2007

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

We finance a substantial portion of our investments through borrowing and securitization strategies seeking to match the maturities and re-pricing dates of our financings with the maturities and re-pricing dates of those investments, and to mitigate interest rate risk through derivative instruments.

We may encounter significant competition from public and private companies, including other finance companies, mortgage banks, pension funds, savings and loan associations, insurance companies, institutional investors, investment banking firms and other lenders and industry participants, as well as individual investors, for making investments in real estate. We generally invest in established markets in the United States and Europe.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations, shareholders’ equity and cash flows are included. Certain prior period amounts have been reclassified to conform with the current period presentation.

b. Principles of Consolidation

The consolidated financial statements reflect our accounts and those accounts of our majority-owned and/or controlled subsidiaries and those entities for which we are determined to be the primary beneficiary in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The portions of these entities that we do not own are presented as minority interest as of the dates and for the periods presented in the consolidated financial statements. We allocate income (loss) to minority interest based on their respective ownership of our underlying subsidiaries. Losses are allocated to minority interest to the extent their capital accounts can absorb their allocated losses, any excess losses over their capital accounts are allocated to us. All significant intercompany accounts and transactions have been eliminated in consolidation.

When we obtain an explicit or implicit interest in an entity, we evaluate the entity to determine if the entity is a variable interest entity (“VIE”), and, if so, whether or not we are deemed to be the primary beneficiary of the VIE, in accordance with FIN 46R. Generally, we consolidate VIEs that we are deemed to be the primary beneficiary of or non-VIEs which we control. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE. When determining

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

the primary beneficiary of a VIE, we consider our aggregate explicit and implicit variable interests as a single variable interest. If our single variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, we are considered the primary beneficiary of the VIE. In the case of non-VIEs or VIEs where we are not deemed to be the primary beneficiary and we do not control the entity, but we have the ability to exercise significant influence over the entity, we account for our investment under the equity method. We reconsider our determination of whether an entity is a VIE and whether we are the primary beneficiary of such VIE if certain events occur.

We have determined that certain special purpose trusts formed by issuers of trust preferred securities (“TruPS”) to issue such securities are VIEs (“Trust VIEs”) and that the holder of the majority of the TruPS issued by the Trust VIEs would be the primary beneficiary. In most instances, we are the primary beneficiary of the Trust VIEs because it holds, either explicitly or implicitly, the majority of the TruPS issued by the Trust VIEs. Certain TruPS issued by Trust VIEs are initially financed directly by CDOs or through our warehouse facilities. Under the warehouse agreements, we deposit cash collateral with an investment bank and bear the first dollar risk of loss, up to our collateral deposit, if an investment held under the warehouse facility is liquidated at a loss. This arrangement causes us to hold an implicit interest in the Trust VIEs that issued TruPS held by warehouse providers. The primary assets of the Trust VIEs are subordinated debentures issued by the sponsors of the Trust VIEs in exchange for the TruPS proceeds. These subordinated debentures have terms that mirror the TruPS issued by the Trust VIEs. Upon consolidation of the Trust VIEs, these subordinated debentures, which are assets of the Trust VIEs, are included in our financial statements and the related TruPS are eliminated. Pursuant to Emerging Issues Task Force Issue No. 85-1: “Classifying Notes Received for Capital Stock,” subordinated debentures issued to Trust VIEs as payment for common equity securities issued by Trust VIEs are recorded net of the common equity securities issued.

We consolidate various CDO entities and residential mortgage securitizations that are VIE entities when we are determined to be the primary beneficiary.

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

e. Restricted Cash

Restricted cash includes amounts held on deposit by investment banks as collateral for derivative contracts and proceeds from the issuance of CDO notes payable by CDO securitization entities that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date. As of December 31, 2007 and 2006, we had $1,521 and $10,826, respectively, of restricted cash held by investment banks as collateral for derivative contracts and $186,876 and $218,353, respectively, held by CDO securitization entities.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

Restricted cash also includes tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. As of December 31, 2007 and 2006, we had $110,036 and $63,690, respectively, of tenant escrows and borrowers’ funds.

f. Investments

We invest in debt securities, residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other types of real estate-related assets. We account for our investments in securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted (“SFAS No. 115”), and designate each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value is based primarily on quoted market prices from independent pricing sources when available for actively traded securities or discounted cash flow analyses developed by management using current interest rates and other market data for securities without an active market. Our estimate of fair value is subject to a high degree of variability based upon market conditions and management assumptions. Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

We account for our investments in subordinated debentures owned by trust VIEs that we consolidate as available-for-sale securities. These VIEs have no ability to sell, pledge, transfer or otherwise encumber the trust or the assets of the trust until such subordinated debenture’s maturity. We account for investments in securities where the transfer meets the criteria as a financing under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) at amortized cost. Our investments in security-related receivables represent securities that were transferred to issuers of collateralized debt obligations (“CDOs”) in which the transferors maintained some level of continuing involvement.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

We maintain an allowance for losses on our investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other loans. Our allowance for losses is based on management’s evaluation of known losses and inherent risks, for example, historical and industry loss experience, economic conditions and trends, estimated fair values, the quality of collateral and other relevant factors. Specific allowances for losses on our commercial and mezzanine loans are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. Our allowance for loss on residential mortgage loans is evaluated collectively for impairment as the mortgage loans are homogenous pools of residential mortgages. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries).

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

h. Revenue Recognition

1)	Net investment income—We recognize interest income from investments in debt and other securities, residential mortgages, commercial mortgages and mezzanine loans on a yield to maturity basis. Upon the acquisition of a loan at a discount, we assess the portions of the discount that constitutes accretable yields and non-accretable differences. The accretable yield represents the excess of our expected cash flows from the loan over the amount we paid for the loan. That amount, the accretable yield, is accreted to interest income over the remaining life of the loan. Many of our commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management evaluates loans for non-accrual status each reporting period. Payments received for loans on non-accrual status are applied to principal until the loan is removed from non-accrual status. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. Origination fees and direct loan origination costs are deferred and amortized to net investment income, using the effective interest method, over the contractual life of the underlying loan security or loan, in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”). We recognize interest income from interests in certain securitized financial assets on an estimated effective yield to maturity basis. Management estimates the current yield on the amortized cost of the investment based on estimated cash flows after considering prepayment and credit loss experience.

2)

Structuring fees—We receive structuring fees for services rendered in connection with the formation of CDO securitization entities. The structuring fee is a contractual fee paid when the related services are

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

completed. The structuring fee is a negotiated fee with the investment bank acting as placement agent for the CDO securities and is capitalized by the securitization entity as a deferred financing cost. We may decide to invest in the debt or equity securities issued by securitization entities. We evaluate our investment in these entities under FIN 46R to determine whether the entity is a VIE, and, if so, whether or not we are the primary beneficiary. If we are determined to be the primary beneficiary, we will consolidate the accounts of the securitization entity and, upon consolidation, we eliminate intercompany transactions, specifically the structuring fees and deferred financing costs paid. During the year ended December 31, 2007, structuring fees totaling $11,413 were eliminated upon consolidation of securitization entities.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by providing (a) ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, and (c) providing financial consulting to our borrowers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. During the year ended December 31, 2007, we recognized $11,284 of origination fees as they met the requirements above and we concluded that the originated investment would not be included in our consolidated financial statements. Asset management fees are an administrative cost of a securitization entity and are paid by the administrative trustee on behalf of its investors. These asset management fees are recognized when earned and are paid quarterly. Asset management fees from consolidated CDOs are eliminated in consolidation. During the year ended December 31, 2007 and 2006, we earned $29,343 and $1,143, respectively, of asset management fees, of which we eliminated $22,310 and $987, respectively, upon consolidation of CDOs of which we are the primary beneficiary.

i. Off-Balance Sheet Arrangements

We maintain warehouse financing arrangements with various investment banks and engage in CDO securitizations. Prior to the completion of a CDO securitization, our warehouse providers acquire investments in accordance with the terms of the warehouse facilities. We are paid the difference between the interest earned on the investments and the interest charged by the warehouse providers from the dates on which the respective investments were acquired. We bear the first dollar risk of loss, up to our warehouse deposit amount, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, the warehouse provider is required to liquidate the securities at a loss. These off-balance sheet arrangements are not consolidated because our risk of loss is generally limited to the cash collateral held by the warehouse providers and our warehouse facilities are not special purpose vehicles. However, since we hold an implicit variable interest in many entities funded under our warehouse facilities, we often consolidate the Trust VIEs while the TruPS they issue are held on the warehouse lines. These warehouse facilities are considered free-standing derivatives and are recorded at fair value in our financial statements. Changes in fair value are reflected in earnings in the respective period.

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

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in our consolidated balance sheet as either an asset or liability. For derivatives designated as fair value hedges or for derivatives not designated as hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income. Changes in the ineffective portions of cash flow hedges are recognized in earnings.

k. Income Taxes

RAIT and Taberna have each elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Accordingly, we generally will not be subject to U.S. federal income tax to the extent of our distributions to shareholders and as long as certain asset, income and share ownership tests are met. If we were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our shareholders. Management believes that all of the criteria to maintain RAIT’s and Taberna’s REIT qualification have been met for the applicable periods, but, there can be no assurances that these criteria will continue to be met in subsequent periods.

We maintain various taxable REIT subsidiaries (“TRSs”) which may be subject to U.S. federal, state and local income taxes. From time to time, these TRSs generate taxable income from intercompany transactions. The TRS entities generate taxable revenue from fees for services provided to CDO entities. Some of these fees paid to the TRS entities are capitalized as deferred financing costs by the CDO entities. Certain CDO entities may be consolidated in our financial statements pursuant to FIN 46R. In consolidation, these fees are eliminated when the CDO entity is included in the consolidated group. Nonetheless, all income taxes are accrued by the TRSs in the year in which the taxable revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

l. Share-Based Compensation

We account for our share-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R). We measure the cost of employee and trustee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and record compensation expense over the related vesting period. We have previously followed the disclosure only provisions of both SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). Pursuant to the requirements of SFAS No. 148, our pro forma net income available to common shareholders using the fair value provisions of SFAS No. 123 would have been $67,923 for the year ended December 31, 2005. Pro forma earnings per share, basic and diluted, would be the same as reported. This pro forma net income available to common shareholders includes $28 additional compensation expense during the year ended December 31, 2005.

m. Deferred Financing Costs, Intangible Assets and Goodwill

Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment on an annual basis, and as events and circumstances change, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Due to current market and economic conditions, management evaluated the carrying value of intangible assets. Based upon that evaluation, management concluded certain intangible assets were impaired and recorded asset impairment expense of $13,180 for the year ended December 31, 2007. This charge was included in asset impairment expense in the accompanying consolidated statements of operations. We expect to record amortization expense of intangible assets as follows by fiscal year: 2008 – $17,506, 2009 – $10,107, 2010 – $10,107, 2011 – $9,590, 2012 – $1,257 and $7,556 thereafter.

Goodwill on our consolidated balance sheets represents the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under SFAS No. 141, “Business Combinations”. Pursuant to SFAS No. 142, goodwill is not amortized to expense but rather is analyzed for impairment. We evaluate goodwill for impairment on an annual basis, and as events and circumstances change, in accordance with SFAS 142. As of December 31, 2007, management concluded goodwill was impaired and charged all of the goodwill balance to asset impairment expense.

On December 11, 2006, we acquired all of the outstanding common shares of Taberna. Refer to Note 16 for additional information regarding this acquisition. As part of purchase accounting, we allocated the purchase price to the net assets acquired, including identifiable intangible assets. As of December 31, 2006, we made a preliminary purchase price accounting allocation and were in the process of obtaining appraisals from third party valuation specialists and finalizing the allocation of the purchase price. During the one-year period following the acquisition of Taberna, we reallocated approximately $56,753 of the original purchase price amongst Taberna’s goodwill, intangible assets, deferred taxes, investments in securities, investments in residential mortgages and mortgage-related receivables and accrued expenses. Ultimately, these reallocations caused a reduction in goodwill of $56,753, an increase in intangible assets of $9,526, a decrease in deferred tax liabilities of $41,558, an increase in the amortized cost basis of investments in securities of $2,761, an increase in the amortized cost basis of residential mortgages and mortgage-related receivables of $1,058 and a decrease in accrued expenses of $1,850. The effect of these adjustments were reflected in the consolidated financial statements as of and for the year ended December 31, 2007.

n. Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instrument” (“SFAS No. 155”). Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133, thereby narrowing such exception; (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are free-standing derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. We adopted SFAS No. 155 in the first quarter of 2007 and the adoption of SFAS No. 155 did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 in the first quarter of 2007 and the adoption of FIN 48 did not have a material effect on our consolidated financial statements as we do not maintain any uncertain tax contingencies.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The adoption of SFAS No. 157 will impact our approach to fair valuing our assets, derivative instruments and certain liabilities. See further discussion below on the impact of adopting SFAS No. 159.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and will become effective for the Company on January 1, 2008. As of January 1, 2008, we adopted SFAS No. 159 and we will begin to record at fair value all of our investments in securities, CDO notes payable used to finance those investments and any related interest rate derivatives. Upon adoption on January 1, 2008, the Company will recognize an increase to opening retained earnings of approximately $1,010,904. Subsequent to January 1, 2008, all changes in the fair value of our investments in securities, CDO notes payable and related interest rate derivatives will be recorded in earnings.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which we obtain control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 1, 2009.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of December 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

NOTE 3: DECONSOLIDATION OF VARIABLE INTEREST ENTITIES

We consolidate VIEs if we are determined to be the primary beneficiary, in accordance with FIN 46R. Specifically, we consolidate Taberna Preferred Funding II, Ltd and Taberna Preferred Funding V, Ltd., two CDOs in which we are determined to be the primary beneficiary primarily due to our majority ownership of the preferred shares issued by the CDOs. During the year ended December 31, 2007, we sold a portion of the preferred shares and non-investment grade debt that we retained in these two CDOs and concluded that we are not the primary beneficiary of the CDOs. We deconsolidated the CDOs in accordance with FIN 46R and treated the deconsolidation of the CDOs as sales of the net assets of the entities and recorded losses on sales of assets of $99,537. Additionally, the losses we recorded on the sales of the net assets were in excess of our cost basis and we recorded gains on deconsolidation of VIEs of $117,158. The losses on the sales of the net assets of the VIEs was in excess of our cost basis due to other than temporary impairments we recorded on investments in securities held by these CDOs.

The following tables summarize the balance sheet and statement of operations of the deconsolidated VIEs as of the dates of their respective deconsolidation during 2007 and their income statements for historical periods. The statements of operations for the respective VIEs are included in our consolidated statement of operations during 2007 whereas the assets of the consolidated balance sheet below have been removed from our consolidated balance sheet as of December 31, 2007. The following table also describes the non-cash changes in our assets and liabilities during 2007 caused by the deconsolidation of these VIEs.

2007
ASSETS:
Investments in securities	$1,539,348
Accrued interest receivable	16,388
Restricted cash	2,298

Total assets	1,558,034

LIABILITIES:
CDO notes payable	$1,525,375
TruPS obligations	100,970
Accrued interest payable	12,941
Other liabilities	28,723

Total liabilities	1,668,009
Minority interest	(10,438)
Investment from RAIT	(99,537)

Total liabilities and investment from RAIT	$1,558,034

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

	For the years ended December 31
	2007	2006
Revenue:
Investment interest income	$120,084	$7,367
Investment interest expense	(94,143)	(5,173)

Net investment income	25,941	2,194
General and administrative expense	853	8

Income before other income (expense)	25,088	2,186
Losses on sales of assets	(99,537)	—
Gains on deconsolidation of VIEs	117,158	—
Unrealized gains (losses) on interest rate hedges	(552)	312
Asset impairments	(156,873)	—
Minority interest	35,613	(912)

Net income (loss)	$(79,103)	$1,586

NOTE 4: ASSET IMPAIRMENTS

For the year ended December 31, 2007, we recorded asset impairments totaling $517,452 associated with certain of our investments in securities, intangible assets and goodwill. In making this determination, management considered the estimated fair value of the investment to our cost basis, the financial condition of the related entity and our intent and ability to hold the investment for a sufficient period of time to recover our investment. For the identified investments, management believes full recovery is not likely and wrote down the investment to its current recovery value, or estimated fair value. Asset impairments were comprised of $428,653 of other than temporary impairment in our investments in securities, $13,180 of impairment in certain intangible assets and $75,619 of impairment in goodwill.

The asset impairment charges of $428,653 in RAIT’s investment in securities that were recorded during 2007 were attributable primarily to (i) TruPS issued by companies in the residential mortgage or homebuilder sectors that collateralized securitizations RAIT consolidates and also (ii) to debt securities issued by securitizations collateralized primarily by securities issued by companies in these sectors. These impairments resulted primarily from the broad disruption of the U.S. credit markets relating to the residential mortgage and homebuilder sectors that began in late July and August 2007. The withdrawal of virtually all sources of available liquidity for companies active in these sectors caused payment defaults and significant reductions in the fair value of securities issued by these companies. The table below summarizes the impairments associated with our investments in securities by available for sale and security related receivables and by industry sector:

Description	Available- for-Sale Securities	Security- Related Receivables	Total
TruPS and subordinated debentures issued by companies operating in the residential mortgage sector	$241,682	$12,336	$254,018
TruPS and subordinated debentures issued by companies operating in the homebuilding sector	63,281	61,970	125,251
Other debt securities issued by securitizations	49,384	—	49,384

Total asset impairments on investments in securities	$354,347	$74,306	$428,653

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

These asset impairments are recorded as a permanent reduction in the cost basis of the related investment as more fully described in Note 5 below.

NOTE 5: INVESTMENTS IN LOANS

Our investments in mortgages and loans are accounted for at amortized cost.

Investments in Residential Mortgages and Mortgage-Related Receivables

The following tables summarize our investments in residential mortgages and mortgage-related receivables as of December 31, 2007:

	Unpaid Principal Balance	Unamortized (Discount)	Carrying Amount	Number of Loans and Mortgage- Related Receivables	Average Interest Rate	Average Contractual Maturity date
3/1 Adjustable rate	$116,948	$(989)	$115,959	295	5.6%	August 2035
5/1 Adjustable rate	3,351,275	(14,491)	3,336,784	6,918	5.6%	September 2035
7/1 Adjustable rate	551,076	(3,889)	547,187	1,205	5.7%	July 2035
10/1 Adjustable rate	65,729	(576)	65,153	73	5.7%	June 2035

Total	$4,085,028	$(19,945)	$4,065,083	8,491	5.6%

The following tables summarize our investments in residential mortgages and mortgage-related receivables as of December 31, 2006:

	Unpaid Principal Balance	Unamortized (Discount)	Carrying Amount	Number of Loans and Mortgage- Related Receivables	Average Interest Rate	Average Contractual Maturity date
3/1 Adjustable rate	$144,614	$(2,203)	$142,411	364	5.6%	August 2035
5/1 Adjustable rate	3,879,528	(21,885)	3,857,643	7,897	5.6%	September 2035
7/1 Adjustable rate	612,717	(4,969)	607,748	1,337	5.7%	July 2035
10/1 Adjustable rate	69,896	(748)	69,148	78	5.7%	June 2035

Total	$4,706,755	$(29,805)	$4,676,950	9,676	5.6%

As of December 31, 2007 and 2006, the estimated fair value of our residential mortgage loans and mortgage-related receivables was $3,927,677 and $4,652,170, respectively. As of December 31, 2007 and 2006, approximately 45% and 44%, respectively, of our residential mortgage loans were in the State of California.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

The following table summarizes the delinquency statistics of residential mortgage loans as of December 31, 2007:

Delinquency Status	Principal Amount
30 to 59 days	$42,340
60 to 89 days	17,556
90 days or more	22,204
In foreclosure, bankrupt or real estate owned	37,843

Total	$119,943

The following table summarizes the delinquency statistics of residential mortgage loans as of December 31, 2006:

Delinquency Status	Principal Amount
30 to 59 days	$30,389
60 to 89 days	8,006
90 days or more	5,699
In foreclosure or real estate owned	9,496

Total	$53,590

As of December 31, 2007 and 2006, our residential mortgages and mortgage-related receivables were pledged as collateral with mortgage securitizations. These mortgage securitizations have issued mortgage-backed securities with a principal balance outstanding of $3,836,352 and $3,742,378 as of December 31, 2007 and 2006, respectively. These securitization transactions occurred after the residential mortgages were acquired in whole-loan portfolio transactions. In each of these residential mortgage securitizations, we retained all of the subordinated and non-rated mortgage-backed securities issued. These securitization entities are non-qualified special purpose entities and are considered VIEs. Because we retained all of the subordinated and non-rated RMBS issued, we are the primary beneficiary of these entities and consolidate each of the residential mortgage securitization trusts.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

Investments in Commercial Mortgages, Mezzanine Loans, and Other Loans

The following table summarizes our investments in commercial mortgages, mezzanine loans and other loans as of December 31, 2007:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted Average Coupon	Range of Maturity Dates	Estimated Fair Value
Commercial mortgages	$1,477,153	$—	$1,477,153	126	8.1%	Mar. 2008 to Aug. 2012	$1,492,540
Mezzanine loans	547,715	(3,520)	544,195	168	10.6%	Mar. 2008 to Aug. 2021	555,571
Other loans	182,637	841	183,478	11	7.3%	Dec. 2008 to Oct. 2016	185,963

Total	2,207,505	(2,679)	2,204,826	305	8.7%		$2,234,074

Unearned fees	(14,887)	—	(14,887)

Total	$2,192,618	$(2,679)	$2,189,939

The following table summarizes our investments in commercial mortgages, mezzanine loans and other loans as of December 31, 2006:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted Average Coupon	Range of Maturity Dates	Estimated Fair Value
Commercial mortgages	$779,363	$—	$779,363	46	8.6%	Mar. 2007 to Dec. 2011	$778,867
Mezzanine loans	382,990	(1,947)	381,043	122	11.3%	Apr. 2007 to May 2021	382,544
Other loans	92,174	54	92,228	5	7.7%	May 2010 to Oct. 2016	92,228

Total	1,254,527	(1,893)	1,252,634	173	9.4%		$1,253,639

Unearned fees	(1,689)	—	(1,689)

Total	$1,252,838	$(1,893)	$1,250,945

The following table summarizes the delinquency statistics of commercial mortgages, mezzanine loans and other loans as of December 31, 2007:

Delinquency Status	Principal Amount
30 to 59 days	$41,317
60 to 89 days	600
90 days or more	38,816
In foreclosure or real estate owned	—

Total	$80,733

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

The following table summarizes the delinquency statistics of commercial mortgages, mezzanine loans and other loans as of December 31, 2006:

Delinquency Status	Principal Amount
30 to 59 days	$1,100
60 to 89 days	—
90 days or more	4,857
In foreclosure or real estate owned	—

Total	$5,957

As of December 31, 2007, approximately $41,858 of our commercial mortgages and mezzanine loans were on non-accrual status and had a weighted-average interest rate of 12.5%

The following table displays the maturities of our investments in commercial mortgages, mezzanine loans and other loans by year:

2008	$409,499
2009	314,111
2010	714,260
2011	203,871
2012	134,291
Thereafter	431,473

Total	$2,207,505

Allowance For Losses

We maintain an allowance for losses on our investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other real estate related assets. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, historical trends in adjustable rate residential mortgages (if applicable), the estimated value of underlying collateral, and current and expected future economic conditions. As of December 31, 2007 and 2006, we maintained an allowance for losses as follows:

	December 31, 2007	December 31, 2006
Residential mortgages and mortgage-related receivables	$(11,814)	$(3,619)
Investments in commercial mortgages, mezzanine loans and other real estate related assets	(14,575)	(1,726)

Total allowance for losses	$(26,389)	$(5,345)

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

The following table provides a roll-forward of our allowance for loss for each of the three years ended December 31, 2007:

	For the years ended December 31
	2007	2006		2005
Balance, beginning of period	$5,345	$226		$226
Additions	21,721	5,119	(1)	—
Deductions	(677)	—		—

Balance, end of period	$26,389	$5,345		$226

(1)	Includes $2,620 of an allowance for loss acquired from Taberna on December 11, 2006 associated with residential mortgages.

NOTE 6: INVESTMENTS IN SECURITIES

The following table summarizes our investments in available-for-sale securities as of December 31, 2007:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon	Weighted Average Years to Maturity
TruPS and subordinated debentures	$3,024,120	$4,419	$(313,384)	$2,715,155	7.7%	27.0
Other securities	76,089	4,671	(19,082)	61,678	11.2%	32.5

Total available-for-sale securities	$3,100,209	$9,090	$(332,466)	$2,776,833	7.8%	27.1

A substantial portion of our gross unrealized losses are greater than 12 months.

The following table summarizes our investments in available-for-sale securities as of December 31, 2006:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon	Weighted Average Years to Maturity
TruPS and subordinated debentures	$3,754,728	$3,789	$(38,475)	$3,720,042	7.9%	28.1
Other securities	258,958	31	(32)	258,957	5.6%	24.4

Total available-for-sale securities	$4,013,686	$3,820	$(38,507)	$3,978,999	7.8%	27.9

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

The following table summarizes our investments in security-related receivables, as of December 31, 2007:

Investment Description	Amortized Cost	Weighted Average Coupon	Weighted Average Years to Maturity	Estimated Fair Value
TruPS and subordinated debenture receivables	$425,643	7.8%	22.3	$405,117
Unsecured REIT note receivables	367,889	6.0%	8.9	347,317
CMBS receivables(1)	213,921	5.9%	35.7	173,441
Other securities	43,514	6.9%	42.2	27,382

Total	$1,050,967	6.7%	21.2	$953,257

(1)	CMBS receivables include securities with a fair value totaling $126,616 that are rated between “BBB+” and “BBB-” by Standard & Poor’s and securities with a fair value totaling $46,825 that are rated between “AAA” and “A-” by Standard & Poor’s.

The following table summarizes our investments in security-related receivables, as of December 31, 2006:

Investment Description	Amortized Cost	Weighted Average Coupon	Weighted Average Years to Maturity	Estimated Fair Value
TruPS and subordinated debenture receivables	$554,646	8.0%	27.4	$561,292
Unsecured REIT note receivables	400,539	5.6%	11.1	393,682
CMBS receivables(1)	204,127	5.8%	35.6	201,150

Total	$1,159,312	6.8%	23.2	$1,156,124

(1)	CMBS receivables include securities with a fair value totaling $172,450 that are rated “BBB+” and “BBB-” by Standard & Poor’s and securities with a fair value totaling $28,700 that are rated between “AA” and “A-” by Standard & Poor’s.

Our investments in security-related receivables represent securities owned by CDO entities that we account for as financings under SFAS No. 140.

As of December 31, 2007, approximately $156,875 in principal amount of TruPS, subordinated debentures, and subordinated debenture receivables were on non-accrual status and had a weighted-average interest rate of 8.2%.

Management evaluates investments in securities, including security related receivables, for impairment as events and circumstances warrant. As discussed in Note 4 above, as of December 31, 2007, management evaluated its investments in securities and concluded that certain securities were other than temporarily impaired as management does not expect full recovery of our investment. Asset impairment expense of $428,653 was recorded for the year ended December 31, 2007 related to investments in securities and was included in asset impairment expense in the accompanying consolidated statements of operations. This impairment reduced the amortized cost basis of these available-for-sale securities and security-related receivables by $354,347 and $74,306, respectively.

Some of our investments in securities collateralize debt issued through CDO entities. Our TruPS CDO entities are static pools and prohibit, in most cases, the sale of such securities until the mandatory auction call

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

period, typically 10 years from the CDO entity’s inception. At and subsequent to the mandatory auction call date, remaining securities will be offered in the general market and the proceeds from sales of such securities will be used to repay outstanding indebtedness and liquidate the CDO entity. The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of December 31, 2007 and 2006, CDO notes payable related to investment in securities were collateralized by $3,176,067 and $3,662,780, respectively, in principal amount of TruPS and subordinated debentures and $588,432 and $602,733, respectively, principal amount of unsecured REIT note receivables and CMBS receivables. Some of these investments were eliminated upon the consolidation of various VIEs that we consolidate and the corresponding subordinated debentures of the VIEs are included as assets in our consolidated balance sheets.

NOTE 7: INVESTMENTS IN REAL ESTATE INTERESTS

We maintain investments in consolidated and unconsolidated real estate interests. Consolidated real estate interests are generally instances where we own a majority of the underlying equity interests, or we are considered to be the primary beneficiary under FIN 46R of such entity, in a real estate property, multi-family, office, or other property. In these instances, we record the gross assets and liabilities of the underlying real estate in our financial statements. Unconsolidated real estate interests are generally instances where we own non-controlling interests, or less than a majority of the outstanding equity interests, in limited partnerships accounted for under the equity method of accounting, unless such interests meet the requirements of EITF:D-46 “Accounting for Limited Partnership Investments” to be accounted for under the cost method of accounting. As of December 31, 2007, we maintained investments in four consolidated real estate properties and one parcel of land and 23 unconsolidated real estate interests. As of December 31, 2006, we maintained investments in three consolidated real estate properties and two parcels of land and 12 unconsolidated real estate interests.

The table below summarizes the amounts included in our financial statements for our consolidated and unconsolidated real estate interests:

	December 31, 2007 Book Value	December 31, 2006 Book Value
Multi-family	$87,308	$34,818
Office	179,827	96,363
Retail and other	21,789	10,789

Subtotal	288,924	141,970
Plus: Escrows and reserves	1,056	—
Less: Accumulated depreciation	(5,728)	(2,838)

Investments in real estate interests	$284,252	$139,132

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

NOTE 8: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness as of December 31, 2007:

Description	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Contractual Maturity	Estimated Fair Value
Repurchase agreements	$138,788	5.0% to 5.8%	5.6%	Mar. 2008 (1)	$138,788
Secured credit facilities and other indebtedness	146,916	5.4% to 8.1%	7.3%	Mar. 2008 to 2037	146,916
Mortgage-backed securities issued (2)	3,801,959	4.6% to 5.8% (3)	5.1%	2035	3,754,194
Trust preferred obligations	450,625	5.6% to 10.1%	7.4%	2035	398,555
CDO notes payable (2)	5,093,833	4.7% to 10.4%	5.7%	2035 to 2046	3,434,552
Convertible senior notes	425,000	6.9%	6.9%	2027	267,511

Total indebtedness	$10,057,121		5.6%		$8,140,516

(1)	We intend to repay or re-negotiate and extend our repurchase agreements as they mature.
(2)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(3)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.

The following table summarizes our indebtedness as of December 31, 2006:

Description	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Contractual Maturity	Estimated Fair Value
Repurchase agreements	$1,174,182	5.4% to 6.1%	5.9%	Jan. 2007 (1)	$1,174,182
Secured credit facilities and other indebtedness	81,336	6.8% to 7.3%	7.2%	Feb. 2008 to Sept. 2009	81,336
Mortgage-backed securities issued (2)	3,697,291	4.6% to 5.5% (3)	5.0%	2035	3,694,953
Trust preferred obligations	643,639	6.8% to 9.4%	7.7%	2036	641,093
CDO notes payable (2)	4,855,743	4.7% to 10.4%	6.2%	2035 to 2046	4,955,392

Total indebtedness	$10,452,191		5.8%		$10,546,956

(1)	We intend to repay or re-negotiate and extend our repurchase agreements as they mature.
(2)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(3)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

Financing arrangements we entered into or terminated during the year ended December 31, 2007 were as follows:

Repurchase Agreements

As of December 31, 2007, we were party to several repurchase agreements that had $138,788 in borrowings outstanding. We use repurchase agreements to finance our retained interests in mortgage securitizations that we sponsor, residential mortgages prior to their long-term financing, retained interests in our CDOs, and other securities, including REMIC interests. Our repurchase agreements contain standard market terms and generally renew between one and 30 days. As these investments incur prepayments or change in fair value, we are required to ratably reduce our borrowings outstanding under repurchase agreements.

Secured Credit Facilities and Other Indebtedness

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

We have secured credit facilities with three financial institutions with total capacity as of December 31, 2007 of $110,000. As of December 31, 2007, we have borrowed approximately $43,494 on these credit facilities leaving approximately $36,506 of availability. As of December 31, 2006, we had $42,400 outstanding under our secured credit facilities. As of December 31, 2007, we were not in compliance with a financial covenant on one of our secured credit facilities with $22,180 in borrowings. We obtained a waiver as of December 31, 2007 and subsequently amended this secured credit facility to be in compliance. Our credit facilities are secured by commercial mortgages and mezzanine loans.

As of December 31, 2007 and 2006, we had $53,222 and $38,936, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate interests and other loans. These loans are secured by specific consolidated real estate interests and commercial loans included in our consolidated balance sheet.

Mortgage-Backed Securities Issued

We finance our investments in residential mortgages through the issuance of mortgage-backed securities by non-qualified special purpose securitization entities that are owner trusts. The mortgage-backed securities issued

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

maintain the identical terms of the underlying residential mortgage loans with respect to maturity, duration of the fixed-rate period and floating rate reset provision after the expiration of the fixed-rate period. Principal payments on the mortgage-backed securities issued are match-funded by the receipt of principal payments on the residential mortgage loans. Although residential mortgage loans which have been securitized, are consolidated on our balance sheet, the non-qualified special purpose entities that hold such residential mortgage loans are separate legal entities. Consequently, the assets of these non-qualified special purpose entities collateralize the debt of such entities and are not available to our creditors. As of December 31, 2007 and 2006, $4,085,028 and $3,957,998, respectively, of principal amount residential mortgages and mortgage-related receivables collateralized our mortgage-backed securities issued.

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

Trust Preferred Obligations

Trust preferred obligations finance subordinated debentures acquired by Trust VIEs that are consolidated by us for the portion of the total TruPS that are owned by entities outside of the consolidated group. These trust preferred obligations bear interest at either variable or fixed rates until maturity, generally 30 years from the date of issuance. The Trust VIE has the ability to prepay the trust preferred obligation at any time, without prepayment penalty, after five years. We do not control the timing or ultimate payment of the trust preferred obligations.

CDO Notes Payable

CDO notes payable represent notes issued by CDO entities which are used to finance the acquisition of TruPS, unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates.

On March 29, 2007, we closed Taberna Preferred Funding VIII, Ltd., a $772,000 CDO transaction that provides financing for investments consisting of TruPS issued by REITs and real estate operating companies, senior and subordinated notes issued by real estate entities, commercial mortgage-backed securities, other real estate interests, senior loans and CDOs issued by special purpose issuers that own a portfolio of commercial real estate loans. The investments that are owned by Taberna Preferred Funding VIII are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. Taberna Preferred Funding VIII received commitments for $712,000 of CDO notes payable, all of which have been issued at par to investors as of December 31, 2007. As of December 31, 2007, we retained $18,000 of notes rated “AA” by Standard & Poor’s, $50,000 of the notes rated between “BBB” and “BB” and all $60,000 of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 4.90%. All of the notes mature in 2037, although Taberna Preferred Funding VIII may call the notes at par at any time after May 2017. The notes rated AA that we have retained, bear interest at a rate of LIBOR plus 0.70% and the notes rated between BBB and BB that we have retained, bear interest at rates ranging from LIBOR plus

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

2.85% to LIBOR plus 4.90%. As of December 31, 2007, we financed our investment in the notes we retained through $8,717 of borrowings under our existing repurchase agreement bearing interest at a rate of LIBOR plus 0.28%.

On June 7, 2007, we closed RAIT Preferred Funding II, Ltd., a $832,923 CDO transaction that provides financing for commercial and mezzanine loans. RAIT Preferred Funding II received commitments for $722,700 of CDO notes payable, $697,700 of which were issued at par to investors as of December 31, 2007. As of December 31, 2007, we retained $20,025 of the notes rated between “A” and “A-” by Standard & Poor’s, $65,925 of the notes rated between “BBB+” and “BB” by Standard & Poor’s and all $110,223 of the preference shares. The investments that are owned by RAIT Preferred Funding II are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.29% to LIBOR plus 4.00%. All of the notes mature in 2045, although RAIT Preferred Funding II may call the notes at par at any time after June 2017. The notes rated between A and A- that we have retained, bear interest at rates ranging from LIBOR plus 1.15% to LIBOR plus 1.40% and the notes rated between BBB+ and BB that we have retained, bear interest at rates ranging from LIBOR plus 2.10% to LIBOR plus 4.00%. We financed our investment in the notes we retained through $23,253 of borrowings under our existing repurchase agreements bearing interest at rates ranging from LIBOR plus 0.50% to LIBOR plus 1.00%.

On June 28, 2007, we closed Taberna Preferred Funding IX, Ltd., a $757,500 CDO transaction that provides financing for investments consisting of TruPS issued by REITs and real estate operating companies, senior and subordinated notes issued by real estate entities, commercial mortgage-backed securities, other real estate interests, senior loans and CDOs issued by special purpose issuers that own a portfolio of commercial real estate loans. The investments that are owned by Taberna Preferred Funding IX are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. Taberna Preferred Funding IX received commitments for $705,000 of CDO notes payable, all of which were issued at par to investors as of December 31, 2007. As of December 31, 2007, we retained $45,000 of the notes rated between “AAA” and “A-” by Standard & Poor’s, $89,000 of the notes rated between “BBB” and “BB” by Standard & Poor’s and all $52,500 of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 5.50%. All of the notes mature in 2038, although Taberna Preferred Funding IX may call the notes at par at any time after May 2017. The notes rated between AAA and A- that we have retained, bear interest at rates ranging from LIBOR plus 0.65% to LIBOR plus 1.90% and the notes rated between BBB and BB that we have retained, bear interest at rates ranging from LIBOR plus 3.25% to LIBOR plus 5.50%. We financed our investment in the notes we retained through $19,133 of borrowings under our existing repurchase agreements bearing interest at rates ranging from LIBOR plus 0.15% to LIBOR plus 0.65%.

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of December 31, 2007 and 2006, the CDO notes payable are collateralized by $3,176,067 and 3,662,780, respectively, before fair value adjustments, of principal amount of TruPS and subordinated debentures, $588,432 and $602,733, respectively, of principal amount of unsecured REIT note receivables and CMBS receivables and $1,881,098 and $863,581, respectively, in principal amount of commercial mortgages, mezzanine loans and other loans. A portion of the TruPS that collateralize CDO notes payable are eliminated upon the consolidation of various Trust VIE entities that we consolidate. The corresponding subordinated debentures of the Trust VIE entities are included as investments in securities in our consolidated balance sheet.

During the year ended December 31, 2007, several of our consolidated CDOs, Taberna Preferred Funding II through Taberna Preferred Funding VI failed overcollateralization (“OC”) trigger tests which resulted in a

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to sequentially paydown the outstanding principal balance of the most senior noteholders. The OC tests failures were due to defaulted collateral assets and credit risk securities. During the year ended December 31, 2007, approximately $19,374 of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Convertible Senior Notes

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

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate maturities of our indebtedness by year:

2008	$213,260
2009	7,801
2010	14,443
2011	—
2012	—
Thereafter	9,821,617

Total	$10,057,121

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

NOTE 9: DERIVATIVE FINANCIAL INSTRUMENTS

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which we and our affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, we are potentially exposed to credit loss. However, because of the high credit ratings of the counterparties, we do not anticipate that any of the counterparties will fail to meet their obligations.

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on our indebtedness.

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of December 31, 2007, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

Foreign Currency Derivatives

We have entered into various foreign currency derivatives to hedge our exposure to changes in the value of a U.S. dollar as compared to foreign currencies, primarily the Euro. Our foreign currency derivatives are recorded at fair value in our financial statements, with changes in fair value recorded in earnings.

The table below summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2007 and 2006:

	As of December 31, 2007		As of December 31, 2006
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$3,593,055	$(192,659)	$3,953,526	$(18,426)
Interest rate caps	51,000	799	15,000	238
Basis swaps	50,000	(164)	50,000	(54)
Foreign currency derivatives:
Currency options	8,617	16	—	—

Net fair value	$3,702,672	$(192,008)	$4,018,526	$(18,242)

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

The following table summarizes by derivative instrument type the effect on income for the following periods (amounts in thousands):

	For the year ended December 31, 2007		For the year ended December 31, 2006
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness – Gains (Losses)
Interest rate swaps	$3,975	$(7,490)	$1,327	$1,891
Interest rate caps	—	(191)	—	26
Basis swaps	29	(123)	—	8
Currency options	—	15	—	—

Total	$4,004	$(7,789)	$1,327	$1,925

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

As of December 31, 2007 and 2006, we had $31,576 and $44,618 of cash and other collateral held by warehouse providers. As of December 31, 2007, we have also pledged up to $20,000 of our collateral management fees that we receive from certain CDO’s as additional collateral on one of our warehouse facilities. On September 13, 2007, in connection with closing the second European CDO financing, we fulfilled all of our existing obligations and funding commitments under the related off-balance sheet warehouse and terminated that facility. The warehouse provider retained €75,000 in aggregate principal amount of securities that were not transferred to the CDO issuer. Until such time that these retained securities are liquidated, to the mutual satisfaction of both parties, we have agreed to deposit €5,000, or $7,295 as of December 31, 2007, par amount of the €17,500 in principal amount of the subordinated notes of this CDO which we purchased at closing, with the warehouse provider. As of December 31, 2007, the deposit had a fair value of €3,950, or $5,763. Upon full satisfaction, we expect the return of the €5,000 of subordinated notes which are included in warehouse deposits in our consolidated balance sheets. This arrangement and our warehouse facilities are deemed to be derivative financial instruments and are recorded at fair value each accounting period with the change in fair value recorded in earnings.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

A summary of our warehouse facilities is as follows (dollars in thousands):

Warehouse Facility	Warehouse Availability	Funding as of December 31, 2007	Remaining Availability	Maturity
Merrill Lynch International	$200,000	$98,125	$101,875	March 2008
Bear, Stearns & Co. Inc.	83,125	83,125	—	March 2008

Total	$283,125	$181,250	$101,875

The $101,875 of remaining financing availability can be used to acquire additional TruPS securities upon obtaining the approval of the warehouse provider. The current credit environment may cause us to limit the amount of additional borrowings we undertake under these facilities or result in higher financing costs or increased cash collateral requirements. The financing costs of these warehouse facilities are based on one-month LIBOR plus 50 basis points.

On June 25, 2007, one of our subsidiaries provided an option to a warehouse provider to issue a credit default swap with regard to four reference securities, each with a notional amount of $50,000. The reference securities are CDO notes payable issued by four of our consolidated CDOs. The option is contingent upon (i) the termination of our warehouse line agreement and (ii) our failure to purchase the underlying collateral at an amount which results in no loss to the warehouse provider. This option terminates in January 2008 and had no fair value as of December 31, 2007. On January 2, 2008, we amended this warehouse facility to reduce the capacity from $200,000 to $98,125, removed the pledge of $20,000 of our collateral management fees as collateral, increased the cash collateral requirement by $14,718, which as of January 2, 2008 was fully funded, and amended the credit default swap to two reference securities, each with a notional of $50,000. The two reference securities are debt securities issued in Taberna VII and Taberna VIII. If either of the two reference securities fails to pay interest or principal, has a rating downgrade to “CCC” or below or certain other events occur, we may be required to pay any shortfall or deliver the reference securities or the cash equivalent.

NOTE 10: MINORITY INTEREST

Minority interest represents the interests of third-party investors in each of our consolidated CDO entities as well as third party holders of preferred shares issued by Taberna. During the year ended December 31, 2006, Taberna issued 125 Series A, cumulative, non-voting Preferred Shares (Taberna Preferred Shares) to third party investors with a liquidation value of $1,000 per share. The Taberna Preferred shares will accrue a dividend at the rate of 12.5% per annum. The following summarizes our minority interest and preferred share activity:

	For the years ended December 31
	2007	2006
Beginning Balance	$124,273	$460
Minority interests assumed from Taberna	—	124,167
Issuance of Taberna Preferred Shares, net of issuance costs	—	77
Minority interest expense	(69,707)	2,668
Allocation to other comprehensive loss	(30,356)	(2,628)
Acquisition of minority interest in CDOs	(19,963)	—
Distributions to minority interest holders in CDOs	(13,083)	(471)
Deconsolidation of VIEs	10,438	—

Ending Balance	$1,602	$124,273

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

NOTE 11: SHAREHOLDERS’ EQUITY

Preferred Shares

In 2004, we issued 2,760,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series A Preferred Shares”) for net proceeds of $66,600. The Series A Preferred Shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series A Preferred Shares have no maturity date and we are not required to redeem the Series A Preferred Shares at any time. We may not redeem the Series A Preferred Shares before March 19, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after March 19, 2009, we may, at our option, redeem the Series A Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

In 2004, we issued 2,258,300 shares of our 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series B Preferred Shares”) for net proceeds of $54,400. The Series B Preferred Shares accrue cumulative cash dividends at a rate of 8.375% per year of the $25.00 liquidation preference, equivalent to $2.09375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series B Preferred Shares have no maturity date and we are not required to redeem the Series B Preferred Shares at any time. We may not redeem the Series B Preferred Shares before October 5, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after October 5, 2009, we may, at our option, redeem the Series B Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

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

Common Shares

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

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

On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75,000 of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions. We have not repurchased any common shares under this plan as of December 31, 2007.

The following table summarizes the dividends we declared or paid during the year ended December 31, 2007:

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	For the Year Ended December 31, 2007
Series A Preferred Shares
Date declared	1/23/07	4/17/07	7/24/07	10/23/07
Record date	3/1/07	6/1/07	9/4/07	12/3/07
Date paid	4/2/07	7/2/07	10/1/07	12/31/07
Total dividend amount	$1,337	$1,337	$1,337	$1,337	$5,348
Series B Preferred Shares
Date declared	1/23/07	4/17/07	7/24/07	10/23/07
Record date	3/1/07	6/1/07	9/4/07	12/3/07
Date paid	4/2/07	7/2/07	10/1/07	12/31/07
Total dividend amount	$1,182	$1,182	$1,182	$1,182	$4,728
Series C Preferred Shares
Date declared	—	—	7/24/07	10/23/07
Record date	—	—	9/4/07	12/3/07
Date paid	—	—	10/1/07	12/31/07
Total dividend amount	—	—	$838	$888	$1,726
Common shares
Date declared	3/15/07	6/14/07	9/10/07	12/7/07
Record date	3/29/07	6/28/07	9/21/07	12/17/07
Date paid	4/13/07	7/13/07	10/12/07	1/14/08
Dividend per share	$0.80	$0.84	$0.46	$0.46	$2.56
Total dividend declared	$50,938	$51,215	$28,060	$28,068	$158,281

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

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

On January 29, 2008, our board of trustees declared a first quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.5546875 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends will be paid on March 31, 2008 to holders of record on March 3, 2008.

NOTE 12: STOCK BASED COMPENSATION AND EMPLOYEE BENEFITS

We maintain the RAIT Investment Trust 2005 Equity Compensation Plan (the “Equity Compensation Plan”). The maximum aggregate number of common shares that may be issued pursuant to the Equity Compensation Plan is 2,500,000.

We have granted to our officers, trustees and employees phantom shares pursuant to the RAIT Investment Trust Phantom Share Plan and phantom units pursuant to the Equity Compensation Plan. Both phantom shares and phantom units are redeemable for common shares issued under the Equity Compensation Plan. Redemption occurs after a period of time of vesting set by the compensation committee of our board of trustees (“Compensation Committee”). All outstanding phantom shares issued to non-management trustees, vested immediately, have dividend equivalent rights and will be redeemed upon separation from service from us. Phantom units granted to non-management trustees vest immediately, have dividend equivalent rights and will be redeemed upon the earliest to occur of (i) the first anniversary of the date of grant, or (ii) a trustee’s termination of service with us. Phantom units granted to officers and employees vest in varying percentages set by the Compensation Committee over four years, have dividend equivalent rights and will be redeemed between one to two years after vesting as set by the Compensation Committee.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

On January 23, 2007, the Compensation Committee awarded 408,517 phantom units, valued at $14,997 using our closing stock price of $36.71, to various employees and trustees. The awards generally vest over four year periods for employees and immediately for trustees. On May 22, 2007, the Compensation Committee awarded 33,510 phantom units, valued at $965 using our closing stock price of $28.81, to various employees. The awards vest over four year periods. On July 24, 2007, the Compensation Committee awarded our trustees 9,562 phantom units, valued at $175. The awards vested immediately.

On December 7, 2007, ten of our executive officers voluntarily forfeited 322,000 phantom units awards that were granted to them on January 23, 2007 under the Equity Compensation Plan. The equity incentive awards were subject to vesting periods of four or five years beginning in January 2008. The aggregate value of these awards when granted was $11,821, of which $2,113 was expensed through September 30, 2007. In accordance with SFAS No. 123R, we expensed the remaining $9,708 as non-cash compensation expense during the quarter ended December 31, 2007. If these awards had remained outstanding in accordance with their terms, we would have expensed this remaining amount over the remaining vesting periods of these awards.

We granted 68,388 phantom units during the year ended December 31, 2006. We have been accounting for grants of phantom units in accordance with SFAS No. 123, which requires the recognition of compensation expense, based on the grant date fair value, over the applicable vesting period. The phantom units granted during 2006 totaling 68,388 phantom units, had a fair value of $1,885 at the date of grant, or a weighted average closing price of $27.60 for our common shares.

During the years ended December 31, 2007 and 2006, there were 7,218 and 4,098, respectively phantom units redeemed for common shares and 344,372 phantom units were forfeited during 2007, including 322,000 phantom units forfeited by our executive officers discussed above. At December 31, 2007 and 2006, there were 169,943 and 75,606, respectively, phantom units outstanding.

We did not grant any phantom shares during the years ended December 31, 2007 and 2006. We have been accounting for grants of phantom shares in accordance with SFAS No. 123R, which requires the recognition of compensation expense, based on the grant date fair value, over the applicable vesting period. At December 31, 2007 and 2006, there were 3,688 and 4,136, respectively, phantom shares outstanding.

As part of the acquisition of Taberna on December 11, 2006, we assumed 481,785 unvested restricted shares in exchange for the unvested restricted shares of Taberna’s employees that did not vest on the date of acquisition. The unvested restricted shares were accounted for under SFAS No. 123R and the grant date fair value on December 11, 2006 of $16,559 (based on the closing price of $34.37 at December 11, 2006 of our common shares) will be expensed over the remaining vesting provisions of the original awards. During 2007, unvested restricted shares totaling 205,076 vested and were issued to the respective employees. As of December 31, 2007 and 2006, there were 225,440 and 430,516 unvested restricted shares outstanding.

As of December 31, 2007 and 2006, the deferred compensation cost relating to unvested awards was $11,122 and $16,102, respectively, relating to phantom units and restricted stock that had a weighted average remaining vesting period of 2.1 years and 2.4 years, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

Stock Options

We have granted to our officers, trustees and employees options to acquire common shares. The vesting period is determined by the Compensation Committee and the option term is generally ten years after the date of grant. At December 31, 2007 and 2006, there were 215,300 and 225,842 options outstanding, respectively.

A summary of the options activity of the Equity Compensation Plan is presented below.

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1,	225,842	$20.49	477,360	$17.51	490,693	$17.44
Granted	—	—	—	—	—	—
Exercised	(10,542)	16.53	(251,518)	15.02	(13,333)	15.00

Outstanding, December 31,	215,300	$20.68	225,842	$20.49	477,360	$17.51

Options exercisable at December 31,	180,300		170,842		422,360

Weighted average fair value of options granted during the year		n/a		n/a		n/a

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Exercise Price
$10.75 – 13.65	17,000	2.4 years	$11.94	17,000	$11.94
$13.65 – 19.85	56,500	1.6 years	$16.59	56,500	$16.59
$21.81 – 26.40	141,800	5.7 years	$23.36	106,800	$23.43

	215,300	4.4 years	$20.68	180,300	$20.20

We did not grant options during the three years ended December 31, 2007.

In 2002, we provided loans to certain employees, officers and trustees in the amount necessary to exercise options during 2002. Each of these loans bore interest at a rate of 6% per annum. All loans have been repaid as of December 31, 2006.

During the years ended December 31, 2007, 2006 and 2005, we recorded compensation expense of $20,891, $1,141 and $401 associated with our stock based compensation. Stock-based compensation expense for the year ended December 31, 2007 includes $9,708 of stock forfeitures discussed above.

Employee Benefits

401(k) Profit Sharing Plan

We have a 401(k) savings plan covering substantially all employees. Under the plan, we match 75% of employee contributions for all participants. Taberna Capital Management LLC (TCM), a subsidiary of Taberna,

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

maintains a 401(k) savings plans covering its employees. Under TCM’s plan, TCM matches 4% of an employee’s eligible compensation for all participants, subject to IRS limitations on eligible compensation. TCM may also provide a discretionary profit sharing contribution of up to an additional 2% of an employee’s eligible compensation. Total contributions made by us were $604, $232 and $212 for the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred Compensation

In June 2002, we established a supplemental executive retirement plan, or SERP, providing for retirement benefits to Betsy Z. Cohen, our Chairman, as required by her employment agreement with us. We amended this SERP plan on December 11, 2006 in connection with the acquisition of Taberna. Under the terms of the SERP Plan, Mrs. Cohen’s benefit consists of two components, a share component and a cash component. On July 1, 2007, the share component was distributed to Mrs. Cohen in the form of 158,101 common shares in a single lump sum. The cash component is equal to 50% of the amount determined by subtracting the “primary social security benefit”, as defined from 60% of her three year average annual compensation for the 2004, 2005 and 2006 calendar years, increased by 1/2% for each month between October 29, 2006 and the date on which the cash benefit portion commences to be paid. The cash component commenced distribution to Mrs. Cohen in a 50% joint and survivor annuity on July 1, 2007. We established a trust to serve as the funding vehicle for the SERP benefit and have deposited cash into this trust since its inception. During the period from July 1, 2007 to December 31, 2007, $216 of the cash component was distributed to Mrs. Cohen through monthly payments. Based upon current actuarial calculations, the benefit obligation owed is $4,223 as of December 31, 2007 and has been fully funded. The trust’s assets, other than our common shares, total $4,676 as of December 31, 2007 and are reflected in other assets in the accompanying financial statements and the benefit obligation of $4,223 is included in accounts payable and accrued expenses in the accompanying financial statements. Our shares, when issued to the trust, were recorded net in shareholders’ equity. We recognized SERP compensation expense of 6,458 and $947 for the years ended December 31, 2006 and 2005.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

NOTE 13: EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three years ended December 31, 2007:

	For the year ended December 31
	2007	2006	2005
Income (loss) from continuing operations	$(367,395)	$72,036	$75,041
Income allocated to preferred shares	(11,817)	(10,079)	(10,076)

Income (loss) from continuing operations available to common shares	(379,212)	61,957	64,965
Income (loss) from discontinued operations	(132)	5,882	2,986

Net income (loss) available to common shares	$(379,344)	$67,839	$67,951

Weighted-average shares outstanding—Basic	60,633,833	29,294,642	26,235,134
Dilutive securities under the treasury stock method	—	258,761	184,559

Weighted-average shares outstanding—Diluted	60,633,833	29,553,403	26,419,693

Earnings (loss) per share—Basic:
Continuing operations	$(6.26)	$2.12	$2.48
Discontinued operations	—	0.20	0.11

Total earnings (loss) per share—Basic	$(6.26)	$2.32	$2.59

Earnings (loss) per share—Diluted:
Continuing operations	$(6.26)	$2.10	$2.46
Discontinued operations	—	0.20	0.11

Total earnings (loss) per share—Diluted	$(6.26)	$2.30	$2.57

We include restricted shares issued and outstanding in its earnings per share computation as follows: vested restricted shares are included in basic weighted-average common shares and unvested restricted shares are included in the diluted weighted-average shares under the treasury stock method if dilutive. For the years ended December 31, 2007 and 2006, securities totaling 225,440 and 430,516, respectively, were excluded from the earnings per share computations because their effect would have been anti-dilutive.

NOTE 14: INCOME TAXES

RAIT and Taberna have elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code. To maintain qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to shareholders. We generally will not be subject to U.S. federal income tax on taxable income that is distributed to its shareholders. If RAIT or Taberna fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on its taxable income at regular corporate rates, and it will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants relief under certain statutory provisions. Such an event could materially adversely affect our net income and cash available for distributions to shareholders. However, RAIT and Taberna believe that each will be organized and operated in such a manner as to qualify for treatment as a REIT, and it intends to operate in the foreseeable future in a manner so that it will qualify as a REIT. We may be subject to certain state and local taxes.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

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

The components of the provision for income taxes as it relates to our taxable income from domestic TRSs during the years ended December 31, 2007 and 2006 includes the effects of our performance of a portion of its TRS services in a foreign jurisdiction that does not incur income taxes.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our income on a current basis as SubPart F income, whether or not distributed. Upon distribution of any previously included SubPart F income by these entities, no incremental U.S. federal, state, or local income taxes would be payable by we. Accordingly, no provision for income taxes has been recorded for these foreign TRS entities for the years ended December 31, 2007 and 2006.

The components of the income tax benefit as it relates to our taxable income from domestic TRSs during the year ended December 31, 2007 were as follows:

	For the year ended December 31, 2007
	Federal	State and Local	Foreign	Total
Current provision	$(2,708)	$(1,239)	(1,104)	$(5,051)
Deferred benefit	12,699	3,089	—	15,788

Income tax benefit	$9,991	$1,850	(1,104)	$10,737

The components of the income tax benefit as it relates to the Company’s taxable income from domestic TRSs during the year ended December 31, 2006 were as follows:

	For the year ended December 31, 2006
	Federal	State and Local	Total
Current provision	$(1,259)	$(370)	$(1,629)
Deferred benefit	2,201	611	2,812

Income tax benefit	$942	$241	$1,183

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

A reconciliation of the statutory tax rates to the effective rates is as follows for the years ended December 31, 2007 and 2006:

	Year ended December 31, 2007	Year ended December 31, 2006
Federal statutory rate	35.0%	35.0%
State statutory, net of federal benefit	6.6%	10.0%
Change in valuation allowance	(16.8)%	—
Permanent items	(10.9)%	—
Foreign tax effects	17.6%	12.6%

Effective tax rate for domestic TRSs	31.5%	57.6%

Significant components of our deferred tax assets (liabilities) are as follows as of December 31, 2007 and 2006:

Deferred tax assets (liabilities):	As of December 31, 2007	As of December 31, 2006
Net operating losses	$1,216	$—
Capital losses	6,114	—
Deferred origination fees	2,867	1,399
Stock compensation	—	(1,166)
Intangible assets	—	(53,720)
Foreign currency gains	—	(104)
Other	1,236	—

Total deferred tax assets (liabilities)	11,433	(53,591)
Valuation allowance	(7,330)	—

Net deferred tax assets (liabilities)	$4,103	$(53,591)

As of December 31, 2007, deferred tax assets, net of deferred tax liabilities, are included in other assets in the accompanying financial statements. As of December 31, 2006, deferred tax liabilities, net of deferred tax assets, are included in other liabilities in the accompanying financial statements. We had $11,405 of state and local net operating losses and $15,784 of capital losses as of December 31, 2007. The state net operating losses will expire in 2017 and the local net operating losses will expire in 2010. The capital loss will expire in 2012. We have concluded that it is more likely that not the state and local net operating losses and the capital loss will not be utilized during their respective carry forward periods; and as such, we have a established a valuation allowance against these deferred tax assets.

During 2007, we adopted the provisions of FIN 48 and the adoption of FIN 48 did not have a material effect on our consolidated financial statements as we do not maintain any uncertain tax contingencies. Since the adoption, we have not identified any uncertain tax contingencies. In the future, should we identify any uncertain tax contingencies, it is our intention that any related interest and penalties will be reflected as a part of our income tax expense.

NOTE 15: RELATED PARTY TRANSACTIONS

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

a). Shared Services—We share office space and related resources with Cohen & Company. For services relating to structuring and managing our investments in CMBS and RMBS, we pay an annual fee ranging from 2 to 20 basis points on the amount of the investments, based on the rating of the security. For investments in whole residential mortgage loans, we pay an annual fee of 1.5 basis points on the amount of the investments. In respect of other administrative services, we pay an amount equal to the cost of providing

132.1

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

those services plus 10% of such cost. During the years ended December 31, 2007 and 2006, we incurred total shared service expenses of approximately $1,138 and $80, respectively, which have been included in general and administrative expense in the accompanying consolidated statements of operations.

b). Office Lease—We maintain sub-lease agreements for shared office space and facilities with Cohen & Company. Rent expense during the years ended December 31, 2007 and 2006 relating to these leases was $76 and $4, respectively, and has been included in general and administrative expense in the accompanying consolidated statements of operations. Future minimum lease payments due over the remaining term of the leases are approximately $408.

c). Fees—Cohen & Company provides origination services for our investments and placement and structuring services for certain debt and equity securities issued by our CDO securitizations. For these services, during the years ended December 31, 2007 and 2006, Cohen & Company received approximately $6,486 and $5,273, respectively, in origination, structuring and placement fees.

d). Non-Competition Agreement—As part of the spin-off of Taberna from Cohen & Company in April 2005 and before our acquisition of Taberna in December 2006, Taberna and Cohen & Company entered into a three-year non-competition agreement ending in April 2008. As part of this agreement, Cohen & Company agreed not to engage in purchasing from, or acting as a placement agent for, issuers of TruPS or other preferred equity securities of real estate investment trusts and other real estate operating companies. Cohen & Company also agreed to refrain from acting as asset manager for any such securities. As part of our acquisition of Taberna, we valued this non-competition agreement as an amortizing intangible asset. As of December 31, 2007 and 2006, the balance of the intangible asset, net of accumulated amortization, was $4,897 and $14,156, respectively.

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

f). Common Shares—As of December 31, 2007 and 2006, Cohen & Company and its affiliate entities owned 510,434 of our common shares.

g). Strategos Capital Management—Strategos Capital Management, or Strategos, is an affiliate of Cohen & Company. In October 2006, Taberna engaged Strategos to create and manage a $1.0 billion high-grade asset backed CDO. In second quarter 2007, we decided not to complete this securitization and terminated this agreement in July 2007.

h). Kleros Preferred Funding VIII, Ltd.—Kleros Preferred Funding VIII, Ltd., or Kleros VIII, is a securitization managed by Cohen & Company. In June 2007, we purchased approximately $26,400 in par amount of bonds rated A through BBB issued by Kleros VIII, for a purchase price of approximately $23,997. The bonds have a current fair value of $1,813, a weighted average interest rate of LIBOR plus 5.56% and a maturity date of June 2052.

i). EuroDekania—EuroDekania is an affiliate of Cohen & Company. In September 2007, EuroDekania purchased approximately €10,000 ($13,892) of the subordinated notes and all of the €32,250 ($44,802)

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

BBB-rated debt securities in Taberna Europe CDO II. We invested €17,500 ($24,311) in the total subordinated notes and earn management fees of 35 basis points on the collateral assets owned by this entity. EuroDekania will receive a fee equal to 3.5 basis points of our subordinated collateral management fee or approximately €315 ($449) per annum and is payable to EuroDekania only if we collect a subordinate management fee and EuroDekania retains an investment in the subordinated notes.

The Bancorp, Inc.—Betsy Z. Cohen, our Chairman, is the Chief Executive Officer and a director of The Bancorp, Inc., or Bancorp, and Chairman of the Board and Chief Executive Officer of its wholly-owned subsidiary, The Bancorp Bank, a commercial bank. Daniel G. Cohen, our Chief Executive Officer and a Trustee, is the Chairman of the Board of Bancorp and Vice-Chairman of the Board of Bancorp Bank. We maintain checking and demand deposit accounts at Bancorp. As of December 31, 2007 and 2006, we had $6,352 and $63,907, respectively, of cash and cash equivalents and $97,677 and $53,216, respectively of restricted cash on deposit at Bancorp. We earn interest on our cash and cash equivalents at an interest rate of approximately 3.0% per annum. During the years ended December 31, 2007, 2006 and 2005, we received $801, $1,110 and $434, respectively, of interest income from Bancorp. During the years ended December 31, 2007, 2006 and 2005, we paid fees of $72, $69 and $60, respectively, to Bancorp for information system technical support services. We sublease a portion of our downtown Philadelphia office space from Bancorp at an annual rental expense based upon the amount of square footage occupied. The sub-lease expires in August 2010 and there are two five-year renewal options. Rent paid to Bancorp was approximately $445, $387 and $295 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Brandywine Construction & Management, Inc., or Brandywine, is an affiliate of the spouse of Betsy Z. Cohen, our Chairman, and father of Daniel G. Cohen, our Chief Executive Officer and a Trustee. Brandywine provided real estate management services to three, four and eleven properties underlying our real estate interests during the years ended December 31, 2007, 2006 and 2005, respectively. Management fees of $145, $580 and $914 were paid to Brandywine for the years ended December 31, 2007, 2006 and 2005, respectively, relating to those interests. We believe that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

NOTE 16: DISCONTINUED OPERATIONS

For the years ended December 31, 2007, 2006 and 2005, income from discontinued operations relates to five real estate properties that we have sold since January 1, 2005. As of December 31, 2007, we had no properties designated as held-for-sale.

The following table summarizes revenue and expense information for the five properties sold since January 1, 2005:

	For the year ended December 31
	2007	2006	2005
Rental income	$1,481	$8,171	$18,708
Expenses:
Real estate operating expenses	1,104	6,129	13,063
Depreciation	153	569	2,659

Total expenses	1,257	6,698	15,722
Income (loss) from discontinued operations	224	1,473	2,986
Gain (loss) from discontinued operations	(356)	4,409	—

Total income (loss) from discontinued operations	$(132)	$5,882	$2,986

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

NOTE 17: ACQUISITION OF TABERNA REALTY FINANCE TRUST

On December 11, 2006, we acquired all of the outstanding common shares of Taberna Realty Finance Trust. The total purchase price consideration for the acquisition was $619,128, including approximately $8,500 in expenses, and was paid through the exchange of each Taberna common share for 0.5389 of our common shares. We issued 23,904,309 common shares, including 481,785 unvested restricted shares issued to employees of Taberna in exchange for their unvested restricted shares that did not fully vest upon the completion of the merger. The value of the unvested restricted shares was $16,559, based on the stock price of our common shares on the date of merger, or $34.37 per share, and was excluded from the total purchase price consideration. This cost will be amortized to compensation expense as the shares vest over the remaining terms of the individual awards. The results of Taberna’s operations have been included in our financial statements from the date of acquisition.

For purposes of computing the total purchase price, the common shares issued in the transactions were valued based on the average trading price of our common shares of $26.07. The average trading price was based on the average of the closing prices for each of the two trading days before, the day of and the two trading days after the merger was announced in June 2006.

The following table summarizes the fair value of the net assets acquired and liabilities assumed, including purchase price reallocation adjustments, from the acquisition of Taberna.

Description	Estimated Fair Value
Assets acquired:
Investments in securities	$5,040,737
Investments in real estate loans and related receivables	4,845,970
Cash and cash equivalents	31,675
Restricted cash	221,558
Accrued interest receivable	74,185
Warehouse deposits	38,783
Other assets	28,623
Goodwill	74,732
Intangible assets	133,747

Total assets acquired	10,490,010
Liabilities assumed:
Repurchase agreements and other indebtedness	1,117,632
Mortgage-backed securities issued	3,740,041
Trust preferred obligations	543,649
CDO notes payable	4,081,839

Total indebtedness assumed	9,483,161
Accrued interest payable	52,836
Accounts payable and accrued expenses	9,652
Deferred taxes and other liabilities	201,066

Total liabilities assumed	9,746,715
Minority interests in consolidated entities assumed	124,167

Fair value of net assets acquired	$619,128

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

Description	For the year ended December 31, 2006 (unaudited)
Pro forma revenue	$155,904
Pro forma income from continuing operations	89,262
Pro forma income available to common shareholders	85,003
Earnings per share from continuing operations:
Basic, as reported	$2.12
Basic, as pro forma	1.54
Diluted, as reported	2.10
Diluted, as pro forma	1.53
Earnings per share:
Basic, as reported	$2.32
Basic, as pro forma	1.65
Diluted, as reported	2.30
Diluted, as pro forma	1.65

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2007:
Total revenue (a)	$53,319	$56,725	$56,019	$39,863
Net income (loss)	22,867	29,915	(240,234)	(180,075)
Net income (loss) available to common shares	20,348	27,388	(243,591)	(183,489)
Total earnings (loss) per share—Basic (b)	$0.34	$0.45	$(4.02)	$(3.02)
Total earnings (loss) per share—Diluted (b)	$0.34	$0.45	$(4.02)	$(3.02)
2006:
Total revenue	$24,603	$22,435	$26,476	$28,607
Net income	20,570	20,829	20,934	15,585
Net income available to common shares	18,051	18,310	18,415	13,063
Total earnings per share—Basic (b)	$0.65	$0.66	$0.65	$0.39
Total earnings per share—Diluted (b)	$0.64	$0.65	$0.65	$0.39

(a)	Certain quarterly revenue has been reclassified to conform with the current period presentation.
(b)	The summation of quarterly per share amounts do not equal the full year amounts.

Net income (loss) during the three months ended December 31, 2007 resulted from asset impairment charges on investments in securities, intangible assets and goodwill.

NOTE 19: OTHER DISCLOSURES

Segments

We have identified that we have one operating segment; accordingly we have determined that it has one reportable segment. As a group, our executive officers act as the Chief Operating Decision Maker (“CODM”). The CODM reviews operating results to make decisions about all investments and resources and to assess performance for the entire Company. Our portfolio consists of one reportable segment, investments in real estate through the mechanism of lending and/or ownership. The CODM manages and reviews our operations as one unit. Resources are allocated without regard to the underlying structure of any investment, but rather after evaluating such economic characteristics as returns on investment, leverage ratios, current portfolio mix, degrees of risk, income tax consequences and opportunities for growth. We have no single customer that accounts for 10% or more of revenue.

Commitments and Contingencies

Unfunded Loan Commitments

Certain of our commercial mortgages and mezzanine loan agreements contain provisions whereby we are required to advance additional funds to our borrowers for capital improvements and upon the achievement of certain property operating hurdles. As of December 31, 2007, our incremental loan commitments are

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

approximately $129,322, which will be funded from either restricted cash held on deposit or revolving debt capacity dedicated for these purposes.

Employment Agreements

We are party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

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

Putative Consolidated Class Action Securities Lawsuit

RAIT Financial Trust, certain of our executive officers and trustees and the lead underwriters involved in our public offering of common shares in January 2007 were named defendants in one or more of nine putative class action securities lawsuits filed in August and September 2007 in the United States District Court for the Eastern District of Pennsylvania. By Order dated November 17, 2007, the Court consolidated these cases under the caption In re RAIT Financial Trust Securities Litigation (No. 2:07-cv-03148), and appointed a lead plaintiff and lead counsel. On January 4, 2008, lead plaintiff filed a consolidated class action complaint (the “Complaint”) on behalf of a putative class of purchasers of our securities between June 8, 2006 and August 3, 2007. The Complaint names as defendants RAIT, eleven current and former officers and trustees of RAIT, ten underwriters who participated in certain of our securities offerings in 2007 and our independent accounting firm. The Complaint alleges, among other things, that certain defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by making materially false and misleading statements and material omissions in registration statements and prospectuses about our credit underwriting, our exposure to certain issuers through investments in debt securities, and our loan loss reserves and other financial items. The Complaint further alleges, among other things, that certain defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by making materially false and misleading statements and material omissions during the putative class period about our credit underwriting, our exposure to certain issuers through investments in debt securities, and our loan loss reserves and other financial items. The complaint seeks unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

Shareholders’ Derivative Action

On August 17, 2007, a putative shareholders’ derivative action was filed in the United States District Court for the Eastern District of Pennsylvania naming RAIT Financial Trust, as nominal defendant, and certain of our executive officers and trustees as defendants. The complaint in this action alleges that certain of our executive officers and trustees breached their duties to RAIT in connection with the matters that are the subject of the

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007

(Dollars in thousands, except share and per share amounts)

securities litigation described above The board of trustees has established a special litigation committee to investigate the allegations made in the derivative action complaint and in a shareholder demand asserting similar allegations, and to determine what action, if any, RAIT should take concerning them. On October 25, 2007, pursuant to a stipulation of the parties, the court ordered the derivative action stayed pending the completion of the special committee’s investigation. An adverse resolution of these matters could have a material adverse effect on our financial condition and results of operations

Routine Litigation

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

Lease Obligations

We lease office space in Philadelphia, New York City, and other locations. The annual minimum rent due pursuant to the leases for each of the next five years and thereafter is estimated to be as follows as of December 31, 2007:

2008	$2,040
2009	1,969
2010	1,827
2011	1,188
2012	971
Thereafter	3,001

Total	$10,996

For the years ended December 31, 2007, 2006, and 2005, rent expense was $2,271, $384 and $351, respectively.

RAI T Financial Trust

Schedule II

Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2007

(Dollars in thousands)

	Balance, Beginning of Period	Additions		Deductions	Balance, End of Period
For the year ended December 31, 2007	$5,345	$21,721		$(677)	$26,389

For the year ended December 31, 2006	$226	$5,119	(1)	$—	$5,345

For the year ended December 31, 2005	226	—		—	226

(1)	Includes approximately $2,620 of a loan loss provision acquired from Taberna on December 11, 2006.

RAIT Financial Trust

Sc hedule IV

Mortgage Loans on Real Estate

As of December 31, 2007

(Dollars in thousands)

(1) Summary of Residential Mortgage Loans on Real Estate:

Description of mortgages	Number of Loans	Interest Rate		Maturity Date		Original Principal		Carrying Amount of Mortgages (a), (b)
		Lowest	Highest	Lowest	Highest	Lowest	Highest
Residential mortgages (c)
3/1 Adjustable Rate
2-4 Family	1	6.0%	6.0%	9/1/35	9/1/35	$408	$408	$394
Condominium	58	4.8%	6.6%	5/1/35	11/1/35	94	1,000	20,659
PUD	59	4.1%	7.0%	3/1/35	11/1/35	104	1,000	18,989
Single Family	177	4.5%	7.0%	4/1/35	11/1/35	73	2,000	75,917

Subtotal	295	4.1%	7.0%	3/1/35	11/1/35	73	2,000	115,959

5/1 Adjustable Rate
2-4 Family	130	4.9%	8.4%	10/1/32	7/1/36	59	1,450	58,084
Condominium	1,203	3.9%	8.6%	10/1/32	7/1/36	34	2,000	509,083
CO-OP	23	4.9%	6.1%	4/1/35	7/1/36	139	1,500	12,968
PUD	761	4.1%	7.9%	4/1/33	7/1/36	79	3,000	299,729
Single Family	4,801	2.4%	8.9%	10/1/32	7/1/36	41	3,195	2,456,920

Subtotal	6,918	2.4%	8.9%	10/1/32	7/1/36	34	3,195	3,336,784

7/1 Adjustable Rate
2-4 Family	20	5.0%	7.8%	9/1/34	10/1/35	128	1,500	9,757
Condominium	182	4.3%	7.0%	11/1/33	11/1/35	88	1,000	69,767
CO-OP	8	5.1%	5.6%	6/1/35	9/1/35	69	1,302	5,266
PUD	256	4.9%	6.8%	12/1/34	11/1/35	100	1,980	130,217
Single Family	739	4.1%	7.9%	9/1/33	11/1/35	58	2,280	332,180

Subtotal	1,205	4.1%	7.9%	9/1/33	11/1/35	58	2,280	547,187

10/1 Adjustable Rate
Condominium	1	5.0%	5.0%	8/1/35	8/1/35	644	644	638
CO-OP	1	5.4%	5.4%	7/1/35	7/1/35	655	655	649
PUD	19	5.4%	6.1%	2/1/35	9/1/35	480	2,250	19,089
Single Family	52	5.1%	6.3%	4/1/35	9/1/35	225	2,870	44,777

Subtotal	73	5.0%	6.3%	2/1/35	9/1/35	225	2,870	65,153

Total residential mortgages	8,491	2.4%	8.9%	10/1/32	7/1/36	$34	$3,195	$4,065,083

(a)	The tax basis of the residential mortgage loans approximates the carrying amount.
(b)	Reconciliation of carrying amount of residential mortgages:

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Balance, beginning of period	$4,676,950	$—
Additions during period:
New mortgage loans	—	4,720,178
Accretion of discounts	7,646	881
Purchase price reallocation from Taberna acquisition	1,058	—
Deductions during period:
Collections of principal	(620,571)	(44,109)

Balance, end of period:	$4,065,083	$4,676,950

(c)	Summary of Residential Mortgages by Geographic Location:

Location by State	Number of Loans	Interest Rate		Original Principal		Total Carrying Amount of Mortgages (a)
		Lowest	Highest	Lowest	Highest
California	3,333	3.9%	8.1%	$88	$3,000	$1,818,348
Florida	717	3.8%	8.9%	60	2,350	284,817
Virginia	486	3.9%	8.3%	105	1,750	221,330
New Jersey	300	4.3%	7.9%	94	2,000	143,650
New York	221	4.5%	7.9%	69	2,500	131,104
Arizona	320	4.5%	7.5%	73	3,000	121,608
Maryland	259	4.3%	8.4%	90	1,848	129,588
Nevada	281	4.1%	7.1%	76	2,250	114,936
Washington	246	4.3%	7.1%	100	2,000	104,265
Illinois	218	4.3%	7.0%	77	2,000	104,966
Colorado	212	4.5%	7.4%	34	2,000	93,249
Massachusetts	157	4.3%	8.4%	164	1,995	81,742
Georgia	195	4.4%	6.9%	85	1,560	72,522
North Carolina	150	4.3%	7.8%	100	1,512	67,370
Minnesota	145	4.4%	7.3%	110	1,470	62,427
Connecticut	83	4.1%	6.8%	126	3,195	56,700
Michigan	184	4.0%	7.3%	75	2,657	52,729
Texas	108	4.1%	7.4%	62	1,549	43,847
Hawaii	50	4.5%	6.6%	90	2,000	32,767
Oregon	103	4.4%	7.3%	68	1,600	34,384
Pennsylvania	84	4.0%	7.8%	59	1,700	31,551
South Carolina	59	4.5%	6.9%	79	3,000	31,130
Ohio	92	2.4%	8.6%	41	1,400	31,501
District of Columbia	64	4.4%	6.9%	150	1,181	31,791
Utah	60	4.5%	6.9%	88	3,000	24,363
Wisconsin	32	4.6%	7.1%	112	1,311	15,521
Missouri	47	4.4%	7.4%	63	1,500	16,353
Idaho	35	4.9%	7.6%	58	1,100	13,608
Tennessee	37	4.5%	7.0%	81	979	12,295
New Hampshire	20	4.6%	7.3%	70	1,591	7,513
Rhode Island	19	4.5%	7.9%	120	1,000	8,291
Delaware	19	4.8%	7.9%	103	1,365	8,257
New Mexico	14	4.8%	6.9%	130	1,250	7,734
Indiana	24	4.0%	6.4%	92	1,000	8,235
Kentucky	19	4.5%	6.9%	111	892	6,134
Alabama	22	4.5%	6.1%	94	1,127	6,906
Wyoming	3	5.5%	5.9%	683	2,585	4,128
Montana	7	5.0%	6.0%	141	1,500	4,331
Iowa	13	4.8%	6.0%	100	650	4,382
Kansas	9	4.6%	6.9%	96	1,392	3,311
Vermont	5	5.0%	5.5%	120	1,000	2,505
West Virginia	10	5.1%	6.8%	152	479	2,950
Louisiana	5	5.6%	6.5%	107	615	1,509
Arkansas	4	5.4%	5.6%	99	550	1,081
Nebraska	3	5.0%	6.0%	92	935	1,757
Maine	3	5.5%	5.9%	108	713	1,024
Oklahoma	3	5.4%	6.1%	332	825	1,626
North Dakota	4	4.8%	5.6%	128	520	1,214
Alaska	3	4.8%	5.4%	200	700	787
South Dakota	2	5.3%	5.8%	133	620	723
Mississippi	2	6.0%	6.5%	109	116	223

	8,491	2.4%	8.9%	$34	$3,195	$4,065,083

(2) Summary of Commercial Mortgages, Mezzanine Loans and Other Loans

Description of mortgages (a)	Number of Loans	Interest Rate		Maturity Date		Original Principal		Carrying Amount of Mortgages
		Lowest	Highest	Lowest	Highest	Lowest	Highest
Commercial mortgages
Multi-family	88	7.0%	12.0%	3/1/08	8/1/12	$610	$41,570	$884,672
Office	22	7.0%	9.4%	4/5/08	5/30/12	2,225	41,080	253,164
Retail	12	6.9%	14.0%	6/18/08	2/1/12	2,496	74,000	259,985
Other	4	8.8%	12.0%	3/1/08	7/18/09	3,700	36,299	79,332

Subtotal	126	6.9%	14.0%	3/1/08	8/1/12	610	74,000	1,477,153
Mezzanine loans
Multi-family	89	6.0%	16.0%	3/1/08	9/30/18	120	11,368	232,490
Office	44	7.2%	15.0%	4/1/08	5/1/21	250	30,752	186,946
Retail	26	6.3%	14.0%	12/15/09	6/11/17	140	25,860	95,720
Other	9	5.2%	12.5%	3/1/08	8/31/21	249	19,350	29,039

Subtotal	168	5.2%	16.0%	3/1/08	8/31/21	120	30,752	544,195
Other loans
Multi-family	2	7.2%	7.2%	12/7/10	12/7/10	16,803	16,949	33,752
Office	6	6.5%	9.1%	12/27/08	10/30/16	4,862	22,133	85,476
Retail	2	6.7%	7.0%	8/30/12	8/31/12	24,625	24,625	49,250
Other	1	8.0%	8.0%	8/1/13	8/1/13	15,000	15,000	15,000

Subtotal	11	6.5%	9.1%	12/27/08	10/30/16	4,862	24,625	183,478
Total commercial mortgages, mezzaning loans and other loans	305	5.2%	16.0%	3/1/08	8/31/21	$120	$74,000	$2,204,826

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Balance, beginning of period	$1,252,634	$715,257
Additions during period:
New mortgage loans	1,285,824	1,040,150
Additional advances	12,868	5,638
Accretion of discount	475	108
Deductions during period:
Collections of principal	(346,975)	(492,662)
Consolidation of variable interest entity	—	(15,857)

Balance, end of period:	$2,204,826	$1,252,634

(a)	Summary of Commercial Mortgages, Mezzanine Loans and Other Loans by Geographic Location:

Location by State	Number of Loans	Interest Rate		Original Principal		Total Carrying Amount of Mortgages (a)
		Lowest	Highest	Lowest	Highest
Texas	48	6.0%	14.5%	262	31,695	$326,432
Florida	33	7.1%	14.5%	140	41,570	347,952
California	28	7.0%	12.5%	250	20,000	184,744
Arizona	21	7.1%	12.0%	1,329	36,675	170,221
Georgia	14	7.0%	13.0%	300	31,000	82,516
Virginia	14	7.1%	12.5%	120	9,737	42,615
New York	13	8.0%	12.5%	249	14,928	41,872
Pennsylvania	13	6.9%	15.0%	600	74,000	117,499
Colorado	12	6.3%	12.0%	1,217	21,890	88,567
Wisconsin	10	8.6%	12.5%	250	8,354	21,759
Various	9	6.5%	8.0%	4,862	59,278	185,240
Alabama	7	7.1%	12.0%	2,450	18,519	56,434
Minnesota	7	7.3%	15.0%	425	15,613	47,204
New Jersey	7	7.6%	12.5%	550	7,700	18,523
Nevada	7	7.1%	11.0%	3,251	18,656	60,084
Ohio	7	6.7%	12.5%	435	24,625	70,260
Indiana	6	7.5%	12.5%	374	7,520	18,463
Mississippi	6	7.7%	12.5%	820	25,224	32,972
Illinois	5	7.0%	14.0%	210	24,732	51,625
Michigan	5	10.3%	12.8%	593	4,956	10,474
Tennessee	5	8.5%	12.2%	1,110	20,132	31,372
Kentucky	4	7.5%	12.5%	249	7,808	11,947
North Carolina	4	7.1%	16.0%	1,838	27,936	57,614
Massachusetts	3	5.2%	12.0%	1,000	19,350	38,850
Maryland	3	11.0%	14.5%	340	2,500	4,213
Connecticut	2	11.0%	12.0%	2,250	7,700	9,950
South Carolina	2	9.1%	12.5%	1,000	15,260	16,260
Alaska	1	9.0%	9.0%	12,000	12,000	12,000
Arkansas	1	7.4%	7.4%	6,266	6,266	6,266
Washington DC	1	12.0%	12.0%	729	729	729
Delaware	1	12.5%	12.5%	670	670	670
Idaho	1	7.8%	7.8%	5,895	5,895	5,895
Louisiana	1	12.5%	12.5%	349	349	349
Missouri	1	9.4%	9.4%	21,149	21,149	21,149
Nebraska	1	11.0%	11.0%	10,000	10,000	10,000
South Dakota	1	12.5%	12.5%	749	749	749
Vermont……	1	11.5%	11.5%	1,357	1,357	1,357

	305	5.2%	16.0%	$120	$74,000	$2,204,826

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report is included in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

We acquired Taberna Realty Finance Trust and its subsidiaries on December 11, 2006 and immediately began to integrate the two accounting and reporting functions. There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

The disclosure below is intended to satisfy any obligation of the registrant to disclose the amendments described below pursuant to Item 5.03- “Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” and, with respect to the changes in certain executive officers’ titles referenced below, Item 8.01- “Other Events” of Form 8-K.

On February 26, 2008, the board of trustees of RAIT approved and adopted the amendment and restatement of RAIT’s bylaws effective as of that date. A copy of the amended and restated bylaws of RAIT is attached to this annual report on Form 10-K as Exhibit 3.2 and is incorporated herein by reference. The amendments:

•	Change references to RAIT’s former name to its current name in the heading and in Section 101 of the Bylaws.

•

Replace references to a registered office in Maryland in Section 201 of the Bylaws with a provision directing the Secretary of RAIT to appoint a registered agent in Maryland to the extent required under Maryland law or as the business of RAIT may require.

•

Replace the reference to a registered office in Maryland in Section 310 of the Bylaws as the place where a list of shareholders entitled to vote at a shareholders’ meeting should be kept with a reference to RAIT’s principal office.

•

Amend Section 1001 and Section 1005 of RAIT’s Bylaws to permit the board of trustees of RAIT to determine whether to issue certificated or uncertificated shares of beneficial interest and other securities of RAIT.

On February 26, 2008, the board of trustees of RAIT approved changing the titles of an executive officer of RAIT, Scott F. Schaeffer, to President and Chief Operating Officer from Co-President and Co-Chief Operating Officer. On February 26, 2008, the board of trustees of RAIT also approved changing the title of an executive officer of RAIT, Ken R. Frappier, to Executive Vice President-Risk Management from Chief Credit Officer.

PART III

Item 10.	Trustees, Executive Officers and Trust Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2008 annual meeting of shareholders to be filed on or before April 29, 2008, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2008 annual meeting of shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2008 annual meeting of shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Trustee Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2008 annual meeting of shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2008 annual meeting of shareholders, and is incorporated herein by reference.

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

February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Capacity With RAIT Financial Trust	Date

By:	/S/ BETSY Z. COHEN Betsy Z. Cohen	Chairman of the Board and Trustee	February 29, 2008

By:	/S/ DANIEL G. COHEN Daniel G. Cohen	Chief Executive Officer and Trustee (Principal Executive Officer)	February 29, 2008

By:	/S/ JACK E. SALMON Jack E. Salmon	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 29, 2008

By:	/S/ JAMES J. SEBRA James J. Sebra	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008

By:	/S/ EDWARD S. BROWN Edward S. Brown	Trustee	February 29, 2008

By:	/S/ FRANK A. FARNESI Frank A. Farnesi	Trustee	February 29, 2008

By:	/S/ S. KRISTIN KIM S. Kristin Kim	Trustee	February 29, 2008

By:	/S/ ARTHUR MAKADON Arthur Makadon	Trustee	February 29, 2008

By:	/S/ DANIEL PROMISLO Daniel Promislo	Trustee	February 29, 2008

By:	/S/ JOHN F. QUIGLEY, III John F. Quigley, III	Trustee	February 29, 2008

By:	/S/ MURRAY STEMPEL, III Murray Stempel, III	Trustee	February 29, 2008

EXHIBIT INDEX

Exhibit Number	Description of Documents
2.1	Agreement and Plan of Merger dated as of June 8, 2006 among RAIT Investment Trust , RT Sub Inc. and Taberna Realty Finance Trust (“Taberna”). (1)

3. 1	Amended and Restated Declaration of Trust. (2)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (4)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (5)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (6)

3.1.5	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (7)

3.1.6	Certificate of Correction to the Series A Articles Supplementary. (7)

3.1.7	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.1.8	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (9)

3.2	By-laws. *

4.1	Form of Certificate for Common Shares of Beneficial Interest. (6)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4. 4	Form of Stock Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (9)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust (“RAIT”), as issuer, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as Trustee. (11)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (11)

10.1	Form of Indemnification Agreement. (2)

10.2	Amended and Restated Employment Agreement dated as of December 11, 2006 between RAIT and Betsy Z. Cohen. (6)

10.3	RAIT Executive Pension Plan for Betsy Z. Cohen as amended and restated effective as of January 1, 2005. (6)

10.4	Second Amended and Restated Employment Agreement dated as of December 11, 2006 between RAIT and Scott F. Schaeffer. (6)

10.5	Employment Agreement dated as of June 8, 2006 by and between RAIT, Daniel G. Cohen and, as to Section 7.14 thereof, Taberna. (1)

10.6	Employment Agreement dated as of June 8, 2006 by and between RAIT, Jack E. Salmon and, as to Section 7.14 thereof, Taberna. (1)

Exhibit Number	Description of Documents
10.7	Employment Agreement dated as of June 8, 2006 by and between RAIT, Plamen Mitrikov and, as to Section 7.14 thereof, Taberna. (1)

10.8	Employment Agreement dated as of June 8, 2006 by and between RAIT, Raphael Licht and, as to Section 7.14 thereof, Taberna. (1)

10.9	Employment Agreement dated as of May 22, 2007, by and between RAIT and James J. Sebra. (12)

10.10	Employment Agreement dated as of February 5, 2008 by and between RAIT and Ken R. Frappier. (13)

10.11	RAIT Phantom Share Plan (As Amended and Restated, Effective July 20, 2004) (the “PSP”). (14)

10.12	RAIT 2005 Equity Compensation Plan (the “ECP”). (15)

10.13	ECP Form for Employee Non-Qualified Grants. (16)

10.14	ECP Form for Employee Incentive Stock Option Grants. (16)

10.15	ECP Form for Independent Contractor Grants. (16)

10.16	ECP Form for Non-Employee Trustee Grants. (16)

10.17	PSP Form for Employee Grants with Deferral Opportunity. (16)

10.18	PSP Form for Employee Grants without Deferral Opportunity. (16)

10.19	PSP Form for Non-Employee Trustee Grants. (16)

10.20	PSP Form of Letter to Trustees Regarding the redemption of Phantom Shares. (17)

10.21	ECP Form of Share Award Agreement with full vesting. (17)

10.22.1	ECP Form of Unit Award to Cover Grants to Section 16 Officers adopted January 24, 2006. (18)

10.22.2	ECP Form of Unit Award to Cover Grants to Certain Section 16 Officers granted in October 24, 2006. (19)

10.22.3	ECP Form of Unit Award to Cover Grants to Section 16 Officers adopted January 24, 2007. (20)

10.23.1	ECP Form of Unit Award to Cover Grants to Employees adopted January 24, 2006. (18)

10.23.2	ECP Form of Unit Award to Cover Grants to Employees adopted January 24, 2007. (20)

10.23.3	ECP Form of Unit Award to Cover Grants to Employees adopted January 8, 2008. *

10.24	ECP Form of Unit Award to Cover Grants to Non-Employee Trustees adopted July 19, 2005. (17)

10.25	ECP Form of Unit Award to Cover Grants to Consultants adopted February 26, 2008.*

10.26	Taberna 2005 Equity Incentive Plan (“Taberna EIP”). (6)

10.27	Taberna EIP Form of Restricted Share Award. (21)

10.28	Form of Forfeiture Letters dated December 7, 2007. *

10.29	Assignment of Lease dated December 11, 2006 between RAIT and Taberna Capital Management, LLC. (21)

10.30	Amendment No. 2 to lease dated as of November 1, 2005 between 450 Park LLC and Taberna Realty Finance Trust. (21)

10.31	Sublease Agreement dated as of April 1, 2006 between Cohen Brothers, LLC and Taberna Capital Management, LLC. (21)

Exhibit Number	Description of Documents
10.32	Shared Facilities and Services Agreement, dated April 28, 2005, between Taberna and Cohen Brothers, LLC. (21)

10.33	Amendment No. 1 to the Shared Facilities and Services Agreement, dated as of April 28, 2006. (21)

10.34	Non-Competition Agreement, dated April 28, 2005, between Taberna and Cohen Brothers, LLC. (21)

10.35	Notation of Guarantee by RAIT Partnership, L.P. and RAIT Asset Holdings, LLC as guarantors. (11)

12.1	Statements regarding computation of ratios. *

21.1	List of Subsidiaries.*

23.1	Consent of Grant Thornton LLP.*

31.1	Rule 13a-14(a) Certification by the Chief Executive Office of RAIT Financial Trust.*

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT Financial Trust.*

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT Financial Trust.*

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT Financial Trust.*

99.1	Material U.S. Federal Income Tax Considerations. (22)

(1)	Incorporated by reference to RAIT’s Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on June 13, 2006 (File No. 1-14760).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(4)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(5)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).
(6)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(7)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(8)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(10)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 24, 2007 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 11, 2008 (File No. 1-14760).
(14)	Incorporated herein by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2004 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 24, 2005 (File No. 1-14760).
(16)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended September 30, 2004 (File No. 1-14760).
(17)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on July 25, 2005 (File No. 1-14760).
(18)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on January 27, 2006 (File No. 1-14760).

(19)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on October 30, 2006 (File No. 1-14760).
(20)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on January 27, 2007 (File No. 1-14760).
(21)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-14760).
(22)	Incorporated herein by reference to RAIT’s Registration Statement on Form S-3 (Registration No. 333-149340).
*	Filed herewith