Form 10-Q
period 2008-03-31
RAIT Financial Trust
filed 2008-05-09
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

(215) 243-9000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

A total of 61,961,633 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding as of May 7, 2008.

RAIT FINANCIAL TRUST

PART I - FINANCIAL INFORMATION

Item 1.	- Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of March 31, 2008	As of December 31, 2007
Assets
Investments in mortgages and loans, at amortized cost
Commercial mortgages, mezzanine loans and other loans	$2,165,992	$2,189,939
Residential mortgages and mortgage-related receivables	3,958,409	4,065,083
Allowance for losses	(35,675)	(26,389)

Total investments in mortgages and loans	6,088,726	6,228,633
Investments in securities and security-related receivables ($3,271,544 and $2,776,833, respectively, at fair value)	3,271,544	3,827,800
Investments in real estate interests	303,485	284,252
Cash and cash equivalents	34,235	127,987
Restricted cash	188,103	298,433
Accrued interest receivable	106,662	110,287
Warehouse deposits	32,059	31,576
Other assets	43,306	39,149
Deferred financing costs, net of accumulated amortization of $3,640 and $3,800, respectively	34,395	53,340
Intangible assets, net of accumulated amortization of $71,515 and $64,444, respectively	49,052	56,123

Total assets	$10,151,567	$11,057,580

Liabilities and shareholders’ equity
Indebtedness
Repurchase agreements	$67,913	$138,788
Secured credit facilities and other indebtedness	146,678	146,916
Mortgage-backed securities issued	3,701,508	3,801,959
Trust preferred obligations ($303,873 at fair value as of March 31, 2008)	303,873	450,625
CDO notes payable ($1,275,529 at fair value as of March 31, 2008)	2,688,504	5,093,833
Convertible senior notes	425,000	425,000

Total indebtedness	7,333,476	10,057,121
Accrued interest payable	72,986	65,947
Accounts payable and accrued expenses	12,308	19,197
Derivative liabilities	372,301	201,581
Deferred taxes, borrowers’ escrows and other liabilities	123,769	104,821
Distributions payable	28,083	28,068

Total liabilities	7,942,923	10,476,735
Minority interest	478,353	1,602

Shareholders’ equity
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	16
Common shares, $0.01 par value per share, 200,000,000 shares authorized, 61,051,068 and 61,018,231 issued and outstanding, including 154,120 and 225,440 unvested restricted share awards, respectively	609	607
Additional paid in capital	1,578,188	1,575,979
Accumulated other comprehensive income (loss)	(170,109)	(440,039)
Retained earnings (deficit)	321,536	(557,371)

Total shareholders’ equity	1,730,291	579,243

Total liabilities and shareholders’ equity	$10,151,567	$11,057,580

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended March 31
	2008	2007
Revenue:
Investment interest income	$185,290	$205,167
Investment interest expense	(133,025)	(159,574)
Provision for losses	(10,273)	(3,718)

Net investment income	41,992	41,875
Rental income	3,848	2,412
Fee and other income	7,409	7,881

Total revenue	53,249	52,168
Expenses:
Compensation expense	8,169	8,368
Real estate operating expense	3,485	2,588
General and administrative expense	4,813	6,156
Depreciation expense	1,381	460
Amortization of intangible assets	7,071	14,289

Total expenses	24,919	31,861

Income before other income (expense), taxes and discontinued operations	28,330	20,307
Interest and other income	1,113	4,465
Change in fair value of free-standing derivatives	(37,203)	3,196
Change in fair value of financial instruments	255,850	—
Unrealized gains on interest rate hedges	81	88
Equity in loss of equity method investments	(37)	(4)
Asset impairments	(10,694)	—
Income allocated to minority interest	(104,059)	(5,764)

Income before taxes and discontinued operations	133,381	22,288
Income tax benefit	141	423

Income from continuing operations	133,522	22,711
Income from discontinued operations	—	156

Net income	133,522	22,867
Income allocated to preferred shares	(3,406)	(2,519)

Net income available to common shares	$130,116	$20,348

Earnings per share—Basic:
Continuing operations	$2.14	$0.34
Discontinued operations	—	—

Total earnings per share—Basic	$2.14	$0.34

Weighted-average shares outstanding—Basic	60,836,475	60,143,844

Earnings per share—Diluted:
Continuing operations	$2.14	$0.34
Discontinued operations	—	—

Total earnings per share—Diluted	$2.14	$0.34

Weighted-average shares outstanding—Diluted	60,853,250	60,616,721

Distributions declared per common share	$0.46	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2008	2007
Net income	$133,522	$22,867
Other comprehensive income (loss)
Change in fair value of cash-flow hedges	(38,534)	(11,859)
Reclassification adjustments associated with unrealized losses (gains) from cash flow hedges included in net income	(81)	(88)
Realized (gains) losses on cash-flow hedges reclassified to earnings	2,510	(1,207)
Change in fair value of available-for-sale securities	(6,692)	1,110
Realized (gains) losses on available-for-sale securities	1,814	—

Total other comprehensive income (loss) before minority interest allocation	(40,983)	(12,044)
Allocation to minority interest	393	(8,965)

Total other comprehensive income (loss)	(40,590)	(21,009)

Comprehensive income	$92,932	$1,858

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2008	2007
Operating activities:
Net income	$133,522	$22,867
Adjustments to reconcile net income to cash flow from operating activities:
Minority interest	104,059	5,764
Provision for losses	10,273	3,718
Amortization of deferred compensation	2,145	2,956
Depreciation and amortization	8,452	15,057
Amortization of deferred financing costs and debt discounts	3,674	6,739
Accretion of discounts on investments	(1,625)	(2,762)
Change in fair value of financial instruments	(255,850)	—
Unrealized gains on interest rate hedges	(81)	(88)
Equity in loss of equity method investments	37	4
Asset impairments	10,694	—
Unrealized foreign currency gains on investments	(332)	(782)
Changes in assets and liabilities:
Accrued interest receivable	3,625	(4,031)
Other assets	(3,166)	(13,755)
Accrued interest payable	7,039	(1,797)
Accounts payable and accrued expenses	(5,028)	(3,145)
Deferred taxes, borrowers’ escrows and other liabilities	11,820	25,303

Cash flow from operating activities	29,258	56,048
Investing activities:
Purchase and origination of securities for investment	(43,092)	(1,018,208)
Purchase and origination of loans for investment	(36,184)	(678,886)
Principal repayments on loans	132,929	248,524
Investment in real estate interests	(774)	(37,992)
Decrease in restricted cash	111,879	104,829
Increase in warehouse deposits	(483)	(11,892)

Cash flow from investing activities	164,275	(1,393,625)
Financing activities:
Proceeds from repurchase agreements and other indebtedness	—	795,903
Repayments on repurchase agreements and other indebtedness	(71,113)	(68,854)
Repayments on residential mortgage-backed securities	(103,228)	(132,148)
Proceeds from issuance of CDO notes payable	15,000	511,607
Repayments on CDO notes payable	(96,536)	—
Acquisition of minority interest in CDOs	—	(8,685)
Distributions to minority interest holders in CDOs	—	(6,800)
Payments for deferred costs	—	(8,720)
Common share issuance, net of costs incurred	66	367,029
Distributions paid to preferred shares	(3,406)	(2,523)
Distributions paid to common shares	(28,068)	(38,918)

Cash flow from financing activities	(287,285)	1,407,891

Net change in cash and cash equivalents	(93,752)	70,314
Cash and cash equivalents at the beginning of the period	127,987	99,367

Cash and cash equivalents at the end of the period	$34,235	$169,681

Supplemental cash flow information:
Cash paid for interest	$117,209	$147,458
Cash paid for taxes	158	1,426
Non-cash decrease in goodwill	—	(2,761)
Non-cash increase (decrease) in trust preferred obligations	(56,250)	(47,962)
Distributions payable	28,083	50,938
Non-cash increase in investments in real estate interests from foreclosure of loan	31,000	—

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 1: RAIT FINANCIAL TRUST

RAIT Financial Trust is a specialty finance company that provides a comprehensive set of debt financing options to the real estate industry, including investors in commercial real estate, real estate investment trusts, or REITs, and real estate operating companies and their intermediaries, throughout the United States and Europe. References to “RAIT”, “we”, “us”, and “our” refer to RAIT Financial Trust and its subsidiaries, unless the context otherwise requires. We manage and invest in commercial mortgages, including whole and mezzanine loans, commercial real estate investments, preferred equity interests, residential mortgage loans, trust preferred securities and subordinated debentures. We originate and invest in real estate-related assets that are underwritten through our integrated investment process. We conduct our business through our subsidiaries, RAIT Partnership, L.P., or RAIT Partnership, and Taberna Realty Finance Trust, or Taberna, as well as through their respective subsidiaries. We and Taberna are self-managed and self-advised Maryland REITs. Our objective is to provide our shareholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

b. Principles of Consolidation

The consolidated financial statements reflect our accounts and the accounts of our majority-owned and/or controlled subsidiaries. We also consolidate entities that are variable interest entities, or VIEs, where we have determined that we are the primary beneficiary of such entities. The portions of these entities that we do not own are presented as minority interest as of the dates and for the periods presented in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

d. Investments

We invest in commercial mortgages, mezzanine loans, residential mortgages and mortgage-related receivables, debt securities and other types of real estate-related assets. We account for our investments in securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted, or SFAS No. 115, and designate each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). See “i. Fair Value of Financial Instruments.” Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

On January 1, 2008, we adopted Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. See “Recent Accounting Pronouncements.” In applying SFAS No. 159, we classified certain of our available for sale securities as trading securities on January 1, 2008. Trading securities are carried at their estimated fair value, with changes in fair value reported in earnings.

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

We account for our investments in commercial mortgages, mezzanine loans, other loans and residential mortgages and mortgage-related receivables at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income on a level yield basis over the terms of the loans. Mortgage-related receivables represent loan receivables secured by residential mortgages, the legal title to which is held by our consolidated securitizations. These residential mortgages were transferred to the consolidated securitizations in transactions accounted for as financings under SFAS No. 140. Mortgage-related receivables maintain all of the economic attributes of the underlying residential mortgages and all benefits or risks of that ownership inure to the trust subsidiary.

We maintain an allowance for losses on our investments in commercial mortgages, mezzanine loans, other loans and residential mortgages and mortgage-related receivables. Our allowance for losses is based on management’s evaluation of known losses and inherent risks, for example, historical and industry loss experience, economic conditions and trends, estimated fair values, the quality of collateral and other relevant factors. Specific allowances for losses on our commercial and mezzanine loans are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. Our allowance for loss on residential mortgage loans is evaluated collectively for impairment as the mortgage loans are homogenous pools of residential mortgages. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries).

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

f. Revenue Recognition

1)	Net investment income—We recognize interest income from investments in commercial mortgages, mezzanine loans, residential mortgages and debt and other securities on a yield to maturity basis. Upon the acquisition of a loan at a discount, we assess the portions of the discount that constitutes accretable yields and non-accretable differences. The accretable yield represents the excess of our expected cash flows from the loan over the amount we paid for the loan. That amount, the accretable yield, is accreted to interest income over the remaining life of the loan. Many of our commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management evaluates loans for non-accrual status each reporting period. Payments received for loans on non-accrual status are applied to principal until the loan is removed from non-accrual status. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. For investments that we did not elect to record at fair value under SFAS No. 159, origination fees and direct loan origination costs are deferred and amortized to net investment income, using the effective interest method, over the contractual life of the underlying loan security or loan, in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases”, or SFAS No. 91. For investments that we elected to record at fair value under SFAS No. 159, origination fees and direct loan costs are recorded in income and are not deferred. We recognize interest income from interests in certain securitized financial assets on an estimated effective yield to maturity basis. Management estimates the current yield on the amortized cost of the investment based on estimated cash flows after considering prepayment and credit loss experience.

2)	Structuring fees—We receive structuring fees for services rendered in connection with the formation of CDO securitization entities. The structuring fee is a contractual fee paid when the related services are completed. The structuring fee is a negotiated fee with the investment bank acting as placement agent for the CDO securities and is capitalized by the securitization entity as a deferred financing cost. We may decide to invest in the debt or equity securities issued by securitization entities. We evaluate our investment in these entities under Financial Accounting Standards Board, or FASB, Interpretation No. 46R, “Consolidation of Variable Interest Entities”, or FIN 46R, to determine whether the entity is a VIE, and, if so, whether or not we are the primary beneficiary. If we are determined to be the primary beneficiary, we will consolidate the accounts of the securitization entity and, upon consolidation, we eliminate intercompany transactions, specifically the structuring fees and deferred financing costs paid. During the three-month period ended March 31, 2007, structuring fees of $5,625 were received and eliminated upon consolidation of securitization entities. No structuring fees were received during the three-month period ended March 31, 2008.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by providing (a) ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, and (c) providing financial consulting to our borrowers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. Asset management fees are an administrative cost of a securitization entity and are paid by the administrative trustee on behalf of its investors. These asset management fees are recognized when earned and are paid quarterly. Asset management fees from consolidated CDOs are eliminated in consolidation. During the three-month periods ended March 31, 2008 and 2007, we earned $8,083 and $5,650, respectively, of asset management fees, of which we eliminated $4,389 and $4,488, respectively, upon consolidation of CDOs of which we are the primary beneficiary.

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

As of March 31, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

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

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, or SFAS No. 133, we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in our consolidated balance sheet as either an asset or liability. For derivatives designated as fair value hedges, derivatives not designated as hedges, or for derivatives designates as cash flow hedges associated with debt for which we elected the fair value option under SFAS No. 159, the changes in fair value of the derivative instrument is recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income. Changes in the ineffective portions of cash flow hedges are recognized in earnings.

i. Fair Value of Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157, which requires additional disclosures about our assets and liabilities that we measure at fair value. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Beginning in January 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities are as follows:

•

Level 1: Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at level 1 fair value generally are equity securities listed in active markets. As such, valuations of these investments do not entail a significant degree of judgment.

•

Level 2: Valuations are based on quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Fair value assets and liabilities that are generally included in this category are unsecured REIT note receivables, commercial mortgage-backed securities, or CMBS, receivables, CDO notes payable and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

•

Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset. Generally, assets carried at fair value and included in this category are TruPS and subordinated debentures where observable market inputs do not exist.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of investment, whether the investment is new, whether the investment is traded on an active exchange or in the secondary market, and the current market condition. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that management believes market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that management believes are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3.

Many financial institutions have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that we and others are willing to pay for an asset. Ask prices represent the lowest price that we and others are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, we do not require that fair value always be a predetermined point in the bid-ask range. Our policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that results in our best estimate of fair value.

Fair value for certain of our Level 3 financial instruments is derived using internal valuation models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular instrument, specific issuer information and other market data for securities without an active market. In accordance with SFAS No. 157, the impact of our own credit spreads is also considered when measuring the fair value of financial assets or liabilities, including derivative contracts. Where appropriate, valuation adjustments are made to account for various factors, including bid-ask spreads, credit quality and market liquidity. These adjustments are applied on a consistent basis and are based on observable inputs where available. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions.

j. Income Taxes

RAIT and Taberna have each elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Accordingly, we generally will not be subject to U.S. federal income tax to the extent of our distributions to shareholders and as long as certain asset, income and share ownership tests are met. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our shareholders. Management believes that all of the criteria to maintain RAIT’s and Taberna’s REIT qualification have been met for the applicable periods, but, there can be no assurances that these criteria will continue to be met in subsequent periods.

We maintain various taxable REIT subsidiaries, or TRSs, which may be subject to U.S. federal, state and local income taxes and foreign taxes. Current and deferred taxes are provided for on the portion of earnings (losses) recognized by us with respect to its interest in domestic TRSs. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. We evaluate the realizability of our deferred tax assets (e.g, net operating loss and capital loss carryforwards) and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast our business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in income tax expense on the consolidated statements of income.

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

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our income on a current basis, whether or not distributed. Upon distribution of any previously included income, no incremental U.S. federal, state, or local income taxes would be payable by us.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

k. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The adoption of SFAS No. 157 did not have a material impact on our approach to fair valuing our assets, derivative instruments and certain liabilities. See further discussion below on the impact of adopting SFAS No. 159.

In February 2007, the FASB issued SFAS No. 159, which provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and will become effective for us on January 1, 2008. As of January 1, 2008, we adopted SFAS No. 159 and we will begin to record at fair value certain of our investments in securities, CDO notes payable and trust preferred obligations used to finance those investments and any related interest rate derivatives. Subsequent to January 1, 2008, all changes in the fair value of such investments in securities, CDO notes payable, trust preferred obligations and related interest rate derivatives will be recorded in earnings. Upon adoption of SFAS No. 159 on January 1, 2008, we recognized an increase in shareholders’ equity of $1,087,394.

The following table presents information about the eligible instruments for which we elected the fair value option and for which adjustments were recorded as of January 1, 2008:

	Carrying Amount as of December 31, 2007	Effect from adoption of SFAS No. 159	Carrying Amount as of January 1, 2008 (After adoption of SFAS No. 159)
Assets:
Trading securities (1)	$2,721,360	$—	$2,721,360
Security-related receivables	1,050,967	(99,991)	950,976
Deferred financing costs, net of accumulated amortization	18,047	(18,047)	—

Liabilities:
Trust preferred obligations	(450,625)	52,070	(398,555)
CDO notes payable	(3,695,858)	1,520,616	(2,175,242)
Deferred taxes and other liabilities	(6,103)	6,103	—

Fair value adjustments before allocation to minority interest		1,460,751
Allocation of fair value adjustments to minority interest	—	(373,357)	(373,357)

Cumulative effect on shareholders’ equity from adoption of SFAS No. 159 (2)		$1,087,394

(1)	Prior to January 1, 2008, trading securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option under SFAS No. 159 for trading securities did not change their carrying value and resulted in a reclassification of $310,520 from accumulated other comprehensive income (loss) to retained earnings (deficit) on January 1, 2008.
(2)	The $1,087,394 cumulative effect on shareholders’ equity from the adoption of SFAS No. 159 on January 1, 2008 was comprised of a $310,520 increase to accumulated other comprehensive income (loss) and a $776,874 increase to retained earnings (deficit).

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”, or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The statement is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133”, or SFAS No. 161. SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

NOTE 3: INVESTMENTS IN LOANS

Our investments in mortgages and loans are accounted for at amortized cost.

Investments in Commercial Mortgages, Mezzanine Loans and Other Loans

The following tables summarize our investments in commercial mortgages, mezzanine loans and other loans as of March 31, 2008:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted Average Coupon	Range of Maturity Dates
Commercial mortgages	$1,456,850	$—	$1,456,850	127	7.8%	May 2008 to Aug. 2012
Mezzanine loans	542,816	(3,423)	539,393	164	10.5%	May 2008 to Aug. 2021
Other loans	182,056	851	182,907	11	6.6%	Dec. 2008 to Oct. 2016

Total	2,181,722	(2,572)	2,179,150	302	8.3%

Unearned fees	(13,158)	—	(13,158)

Total	$2,168,564	$(2,572)	$2,165,992

The following table summarizes the delinquency statistics of commercial mortgages, mezzanine loans and other loans as of March 31, 2008:

Delinquency Status	Principal Amount
30 to 59 days	$17,178
60 to 89 days	32,167
90 days or more	—
In foreclosure or bankrupt	41,858

Total	$91,203

As of March 31, 2008, approximately $41,858 of our commercial mortgages and mezzanine loans were on non-accrual status and had a weighted-average interest rate of 12.5%.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

Investments in Residential Mortgages and Mortgage-Related Receivables

The following tables summarize our investments in residential mortgages and mortgage-related receivables as of March 31, 2008:

	Unpaid Principal Balance	Unamortized (Discount)	Carrying Amount	Number of Loans and Mortgage- Related Receivables	Weighted Average Coupon	Average Contractual Maturity date
3/1 Adjustable rate	$113,096	$(905)	$112,191	285	5.6%	August 2035
5/1 Adjustable rate	3,256,946	(12,904)	3,244,042	6,735	5.6%	September 2035
7/1 Adjustable rate	542,783	(3,264)	539,519	1,190	5.7%	July 2035
10/1 Adjustable rate	63,181	(524)	62,657	72	5.7%	June 2035

Total	$3,976,006	$(17,597)	$3,958,409	8,282	5.6%

Our residential mortgages and mortgage-related receivables are pledged as collateral with mortgage securitizations. These mortgage securitizations have issued mortgage-backed securities to finance these obligations with a principal balance outstanding of $3,733,126 as of March 31, 2008. These securitization transactions occurred after the residential mortgages were acquired in whole-loan portfolio transactions. In each of these residential mortgage securitizations, we retained all of the subordinated and non-rated mortgage-backed securities issued. These securitization entities are non-qualified special purpose entities and are considered VIEs. Because we retained all of the subordinated and non-rated residential mortgage-backed securities, or RMBS, issued, we are the primary beneficiary of these entities and consolidate each of the residential mortgage securitization trusts. Approximately 45% of our residential mortgage loans were in the state of California as of March 31, 2008.

The following table summarizes the delinquency statistics of our residential mortgage loans as of March 31, 2008:

Delinquency Status	Principal Amount
30 to 59 days	$39,945
60 to 89 days	30,304
90 days or more	39,755
In foreclosure, bankrupt or real estate owned	53,835

Total	$163,839

For the three-month period ended March 31, 2008, we recorded asset impairments of $8,507 associated with certain investments in loans. In making this determination, management considered the estimated fair value of the investments to our cost bases, the financial condition of the related entity and our intent and ability to hold the investments for a sufficient period of time to recover our investments. For the identified investments, management believes full recovery is not likely and wrote down the investments to their current recovery value, or estimated fair value.

Allowance For Losses

We maintain an allowance for losses on our investments in commercial mortgages, mezzanine loans, residential mortgages and mortgage-related receivables and other real estate related assets. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, historical trends in adjustable rate residential mortgages (if applicable), the estimated value of underlying collateral, and current and expected future economic conditions.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

As of March 31, 2008, we maintained an allowance for losses as follows:

As of March 31, 2008
Residential mortgages and mortgage-related receivables	$14,730
Investments in commercial mortgages, mezzanine loans and other real estate related assets	20,945

Total allowance for losses	$35,675

The following table provides a roll-forward of our allowance for losses for the three-month period ended March 31, 2008:

For The Three-Month Period Ended March 31, 2008
Balance, December 31, 2007	$26,389
Additions	10,273
Deductions	(987)

Balance, March 31, 2008	$35,675

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of March 31, 2008:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon	Weighted Average Years to Maturity
Trading securities (1):
TruPS and subordinated debentures	$3,029,378	$(608,140)	$2,421,238	7.2%	26.8
Other securities	10,000	(9,400)	600	7.6%	44.6

Total trading securities	3,039,378	(617,540)	2,421,838	7.2%	26.8
Available-for-sale securities	64,279	(15,484)	48,795	10.9%	30.5

Security-related receivables (2):
TruPS and subordinated debenture receivables	425,213	(97,092)	328,121	7.7%	22.1
Unsecured REIT note receivables	369,890	(46,508)	323,382	6.0%	8.6
CMBS receivables (3)	213,921	(79,047)	134,874	5.7%	35.4
Other securities	43,510	(28,976)	14,534	5.0%	42.0

Total security-related receivables	1,052,534	(251,623)	800,911	6.6%	19.2

Total investments in securities	$4,156,191	$(884,647)	$3,271,544	7.1%	25.0

(1)	On January 1, 2008, we adopted SFAS No. 159 and transferred certain of our investments in securities from available-for-sale to trading in accordance with SFAS No. 115 and SFAS No. 159. Subsequent to January 1, 2008, all changes in fair value associated with our trading securities are recorded in earnings as part of our change in fair value of financial instruments. See note 7.
(2)	Our investments in security-related receivables represent securities owned by CDO entities that we account for as financings under SFAS No. 140. We elected to record security-related receivables at fair value in accordance with SFAS No. 159 on January 1, 2008. All changes in fair value of our security related receivables were recorded in earnings as part of the change in fair value of financial instruments. See notes 2 and 7.
(3)	CMBS receivables include securities with a fair value totaling $98,550 that are rated “BBB+” and “BBB-” by Standard & Poor’s and securities with a fair value totaling $36,324 that are rated between “AA” and “A-” by Standard & Poor’s.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

TruPS included above as trading securities include (a) investments in TruPS issued by VIEs of which we are not the primary beneficiary and which we do not consolidate and (b) transfers of investments in TruPS securities to us that were accounted for as a sale pursuant to SFAS No. 140. Subordinated debentures included above represent the primary assets of VIEs that we consolidate pursuant to FIN 46R.

As of March 31, 2008, approximately $236,750 in principal amount of TruPS, subordinated debentures, and subordinated debenture receivables were on non-accrual status and had a weighted-average interest rate of 7.7%.

Some of our investments in securities collateralize debt issued through CDO entities. Our TruPS CDO entities are static pools and prohibit, in most cases, the sale of such securities until the mandatory auction call period, typically 10 years from the CDO entity’s inception. At and subsequent to the mandatory auction call date, remaining securities will be offered in the general market and the proceeds from sales of such securities will be used to repay outstanding indebtedness and liquidate the CDO entity. The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of March 31, 2008, CDO notes payable related to investment in securities were collateralized by $3,227,980 of principal amount of TruPS and subordinated debentures and $590,432 of principal amount of unsecured REIT note receivables and CMBS receivables. Some of these investments were eliminated upon the consolidation of various VIEs that we consolidate and the corresponding subordinated debentures of the VIEs are included as assets in our consolidated balance sheet.

Management evaluates available for sale securities for impairment as events and circumstances warrant. As of March 31, 2008, management evaluated these securities and concluded that certain of these securities were other than temporarily impaired as management does not expect full recovery of our investment. Asset impairment expense of $2,187 was recorded for the three-month period ended March 31, 2008 related to these securities and was included in asset impairments in the accompanying consolidated statements of operations. This impairment reduced the amortized cost basis of these available-for-sale other securities.

NOTE 5: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness as of March 31, 2008:

Description	Unpaid Principal Balance	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Contractual Maturity
Repurchase agreements	$67,913	$67,913	3.1% to 3.7%	3.6%	May 2008 (1)
Secured credit facilities and other indebtedness	146,678	146,678	4.9% to 8.1%	6.1%	May 2008 to 2037
Mortgage-backed securities issued (2)(3)	3,733,126	3,701,508	4.6% to 5.8% (4)	5.1%	2035
Trust preferred obligations (5)	394,375	303,873	4.7% to 10.1%	6.7%	2035
CDO notes payable – amortized cost(2)(6)	1,412,975	1,412,975	2.9% to 6.7%	3.3%	2036 to 2045
CDO notes payable – fair value (2) (5)(7)	3,677,618	1,275,529	3.1% to 10.0%	4.1%	2035 to 2038
Convertible senior notes	425,000	425,000	6.9%	6.9%	2027

Total indebtedness	$9,857,685	$7,333,476		4.8%

(1)	We intend to repay or re-negotiate and extend our repurchase agreements as they mature.
(2)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(3)	Collateralized by $3,976,006 principal amount of residential mortgages and mortgage-related receivables. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(4)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.
(5)	Relates to liabilities for which we elected to record at fair value under SFAS No. 159. See note 7.
(6)	Collateralized by $1,752,200 principal amount of commercial mortgages, mezzanine loans and other loans. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

(7)	Collateralized by $4,198,051 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of March 31, 2008 was $3,242,142. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

Financing arrangements we entered into during the three-month period ended March 31, 2008 were as follows:

Repurchase Agreements

As of March 31, 2008, we were party to several repurchase agreements that had $67,913 in borrowings outstanding. Our repurchase agreements contain standard market terms and generally renew between one and 30 days. As the assets subject to our repurchase agreements prepay or change in value, we are required to ratably reduce our borrowings outstanding under repurchase agreements. During the three-month period ended March 31, 2008, we repaid $70,875 associated with our repurchase agreements.

Secured Credit Facilities and Other Indebtedness

We have secured credit facilities with three financial institutions with total capacity of $90,000. As of March 31, 2008, we have borrowed $43,494 on these credit facilities leaving $46,506 of availability. On February 26, 2008, we amended a financial covenant for one of these credit facilities to reduce the minimum requirement of tangible net worth. As of March 31, 2008, we were in compliance with all financial covenants.

Trust Preferred Obligations

As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record our trust preferred obligations at fair value. At adoption, we decreased the carrying amount of our trust preferred obligations by $52,070 to reflect these liabilities at fair value in our financial statements. The change in fair value of our trust preferred obligations was $38,432 for the three-month period ended March 31, 2008 and was included in the accompanying statement of operations.

CDO Notes Payable – Fair Value

As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record CDO notes payable that are collateralized by trading securities, security-related receivables and loans at fair value. At adoption, we decreased the carrying amount of these CDO notes payable by $1,520,616 to reflect these liabilities at fair value in our financial statements. The change in fair value of these CDO notes payable was $803,128 for the three-month period ended March 31, 2008 and was included in the accompanying statement of operations.

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on CDO notes payable and repurchase agreements.

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of March 31, 2008, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of March 31, 2008:

	As of March 31, 2008
	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$3,732,403	$(371,687)
Interest rate caps	51,000	395
Basis swaps	50,000	(159)
Foreign currency derivatives:
Currency options	6,437	5

Net fair value	$3,839,840	$(371,446)

The following table summarizes the effect on income by derivative instrument type for the following periods:

	For the Three-Month Period Ended March 31, 2008		For the Three-Month Period Ended March 31, 2007
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness – Gains (Losses)
Interest rate swaps	$(2,510)	$72	$1,207	$102
Interest rate caps	—	—	—	(47)
Basis swaps	—	—	—	(17)
Currency options	—	9	—	50

Total	$(2,510)	$81	$1,207	$88

On January 1, 2008, we adopted SFAS No. 159 for certain of our CDO notes payable. Upon the adoption of SFAS No. 159, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. At the time of hedge accounting discontinuance on January 1, 2008 for these cash flow hedges, the balance included in accumulated other comprehensive income that will be reclassified to earnings over the remaining term of the related hedges was $102,532. As of March 31, 2008, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $2,855,261 and had a fair value of $287,726. During the three-month period ended March 31, 2008, the change in value of these hedges was $144,436 and was recorded as a component of the change in fair value of financial instruments in our statement of operations.

Amounts reclassified to earnings associated with effective cash flow hedges are reported in investment interest expense and the fair value of these hedge agreements is included in other assets or derivative liabilities.

Free-Standing Derivatives

We have maintained warehouse arrangements with various investment banks. These warehouse arrangements are free-standing derivatives under SFAS No. 133. As such, our investment, or first-dollar risk of loss, is recorded at fair value each period with the change in fair value recorded in earnings.

During the three-month period ended March 31, 2008, two of our warehouse facilities terminated. As such, we do not currently expect that we will recover our warehouse deposits. As a result, as of March 31, 2008, we have fully accrued for the contingency of losing our $32,059 of warehouse deposits in other liabilities. The accrual was charged to earnings through the change in fair value of free-standing derivatives. The write-off of these warehouse deposits represents our only exposure under our warehouse agreements and we have no further obligations thereunder.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

In addition, the option we provided a warehouse provider for us to provide credit default protection on two reference securities was terminated in May 2008 and we have no further obligation thereunder.

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosure About Fair Value of Financial Instruments”, or SFAS No. 107, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgages and loans, investments in securities, mortgage-backed securities issued, trust preferred obligations, CDO notes payable, convertible senior notes and derivative liabilities is based on significant observable and unobservable inputs. The fair value of investments in real estate interests, cash and cash equivalents, restricted cash, repurchase agreements, secured credit facilities and other indebtedness approximates cost due to the nature of these instruments.

The following table summarizes the carrying amount and the fair value of our financial instruments as of March 31, 2008:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Investments in mortgages and loans:
Commercial mortgages, mezzanine loans and other loans	$2,165,992	$2,240,180
Residential mortgages and mortgage-related receivables	3,958,409	3,480,761
Investments in securities and security-related receivables	3,271,544	3,271,544
Investments in real estate interests	303,485	303,485
Cash and cash equivalents	34,235	34,235
Restricted cash	188,103	188,103

Liabilities
Indebtedness:
Repurchase agreements	67,913	67,913
Secured credit facilities and other indebtedness	146,678	146,678
Mortgage-backed securities issued	3,701,508	3,360,621
Trust preferred obligations	303,873	303,873
CDO notes payable	2,688,504	2,341,793
Convertible senior notes	425,000	218,925
Derivative liabilities	372,301	372,301

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Trading securities
TruPS and subordinated debentures	$—	$—	$2,421,238	$2,421,238
Other securities	—	600	—	600
Available-for-sale securities	—	48,795	—	48,795
Security-related receivables
TruPS and subordinated debenture receivables	—	—	328,121	328,121
Unsecured REIT note receivables	—	323,382	—	323,382
CMBS receivables	—	134,874	—	134,874
Other securities	—	14,534	—	14,534

Total assets	$—	$522,185	$2,749,359	$3,271,544

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Trust preferred obligations	$—	$—	$303,873	$303,873
CDO notes payable (1)	—	1,275,529	—	1,275,529
Derivative liabilities	—	372,301	—	372,301

Total liabilities	$—	$1,647,830	$303,873	$1,951,703

(1)	As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record CDO notes payable that are collateralized by TruPS, subordinated debentures, unsecured REIT notes receivables, CMBS receivables and other securities at fair value.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three-month period ended March 31, 2008:

Assets	Trading Securities – TruPS and Subordinated Debentures	Security-Related Receivables – TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2007	$2,715,155	$425,643	$3,140,798
Cumulative effect from adoption of SFAS No. 159	—	(17,599)	(17,599)
Change in fair value of financial instruments	(290,010)	(79,493)	(369,503)
Purchases and sales, net	(3,907)	(430)	(4,337)

Balance, as of March 31, 2008	$2,421,238	$328,121	$2,749,359

Liabilities	Trust Preferred Obligations	Total Level 3 Liabilities
Balance, as of December 31, 2007	$450,625	$450,625
Cumulative effect from adoption of SFAS No. 159	(52,070)	(52,070)
Change in fair value of financial instruments	(38,432)	(38,432)
Purchases and sales, net	(56,250)	(56,250)

Balance, as of March 31, 2008	$303,873	$303,873

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of SFAS No. 159 as reported in change in fair value of financial instruments in the accompanying statement of operations as follows:

Description	For the three- month period ended March 31, 2008
Change in fair value of trading securities and security-related receivables	$(441,274)
Change in fair value of CDO notes payable and Trust preferred obligations	841,560
Change in fair value of derivatives	(144,436)

Change in fair value of financial instruments	$255,850

As of March 31, 2008, we did not have any assets or liabilities measured at fair value on a non-recurring basis.

NOTE 8: SHAREHOLDERS’ EQUITY

Preferred Shares

On January 29, 2008, our board of trustees declared a first quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.5546875 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends were paid on March 31, 2008 to holders of record on March 3, 2008 and totaled $3,406.

On April 17, 2008, our board of trustees declared a second quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.5546875 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends will be paid on June 30, 2008 to holders of record on June 2, 2008.

Common Shares

On January 8, 2008, the compensation committee of our board of trustees, or the Compensation Committee, awarded 324,200 phantom units, valued at $2,448 using our closing stock price of $7.55, to various non-executive employees. The awards generally vest over four year periods.

On January 24, 2008, 14,457 of our phantom unit awards were redeemed for our common shares. These phantom units were fully vested at the time of redemption.

On March 5, 2008, the Compensation Committee awarded 26,712 phantom units, valued at $175 using our closing stock price of $6.55, to trustees. These awards vest immediately.

On March 25, 2008, our board of trustees declared a quarterly distribution of $0.46 per common share totaling $28,083 that will be paid on May 15, 2008 to shareholders of record as of April 4, 2008.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 9: EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three-month periods ended March 31, 2008 and 2007:

	For the Three-Month Periods Ended March 31
	2008	2007
Income from continuing operations	$133,522	$22,711
Income allocated to preferred shares	(3,406)	(2,519)

Income from continuing operations available to common shares	130,116	20,192
Income from discontinued operations	—	156

Net income available to common shares	$130,116	$20,348

Weighted-average shares outstanding—Basic	60,836,475	60,143,844
Dilutive securities under the treasury stock method	16,775	472,877

Weighted-average shares outstanding—Diluted	60,853,250	60,616,721

Earnings per share—Basic:
Continuing operations	$2.14	$0.34
Discontinued operations	—	—

Total earnings per share—Basic	$2.14	$0.34

Earnings per share—Diluted:
Continuing operations	$2.14	$0.34
Discontinued operations	—	—

Total earnings per share—Diluted	$2.14	$0.34

NOTE 10: RELATED PARTY TRANSACTIONS

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

a). Shared Services—We share office space and related resources with Cohen & Company. For services relating to structuring and managing our investments in CMBS and RMBS, we pay an annual fee ranging from 2 to 20 basis points on the amount of the investments, based on the rating of the security. For investments in residential whole loans, we pay an annual fee of 1.5 basis points on the amount of the investments. In respect of other administrative services, we pay an amount equal to the cost of providing those services plus 10% of such cost. During the three-month periods ended March 31, 2008 and 2007, we incurred total shared service expenses of $262 and $300, respectively, which has been included in general and administrative expense in the accompanying statements of operations.

b). Office Leases—We maintain sub-lease agreements for shared office space and facilities with Cohen & Company. Rent expense during the three-month periods ended March 31, 2008 and 2007 relating to these leases were $13 and $17, respectively, and has been included in general and administrative expense in the accompanying statements of operations. Future minimum lease payments due over the remaining term of the lease are $395.

        c). Non-Competition Agreement—As part of the spin-off of Taberna from Cohen & Company in April 2005 and before our acquisition of Taberna in December 2006, Taberna and Cohen & Company entered into a three-year non-competition agreement ending in April 2008. As part of this agreement, Cohen & Company agreed not to engage in purchasing from, or acting as a placement agent for, issuers of TruPS or other preferred equity securities of real estate investment trusts and other real estate operating companies. Cohen & Company agreed to refrain from acting as asset manager for any such securities. As part of our acquisition of Taberna, we valued this non-competition agreement as an amortizing intangible asset. As of March 31, 2008, the balance of the intangible asset, net of accumulated amortization, was $2,125.

d). Common Shares—As of March 31, 2008, Cohen & Company and its affiliate entities owned 510,434 of our common shares.

e). EuroDekania—EuroDekania is an affiliate of Cohen & Company. In September 2007, EuroDekania purchased approximately €10,000 ($13,892) of the subordinated notes and all of the €32,250 ($44,802) BBB-rated debt securities in Taberna Europe CDO II. We invested €17,500 ($24,311) in the total subordinated notes and earn management fees of 35 basis points on the collateral assets owned by this entity. EuroDekania will receive a fee equal to 3.5 basis points of our subordinated collateral management fee which is payable to EuroDekania only if we collect a

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

subordinate management fee and EuroDekania retains an investment in the subordinated notes. During the three-month period ended March 31, 2008, we recorded a collateral management fee of $214 payable to EuroDekania, which has been included in fee and other income in the accompanying statement of operations.

Our Chairman, Betsy Z. Cohen, is the Chief Executive Officer and a director of The Bancorp, Inc., or Bancorp, and Chairman of the Board and Chief Executive Officer of its wholly-owned subsidiary, The Bancorp Bank, a commercial bank. Daniel G. Cohen, our Chief Executive Officer and a Trustee, is the Chairman of the Board of Bancorp and Vice-Chairman of the Board of Bancorp Bank. Each transaction with Bancorp is described below:

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of March 31, 2008, we had $4,628 of cash and cash equivalents and $27,808 of restricted cash on deposit at Bancorp. We earn interest on our cash and cash equivalents at an interest rate of approximately 3.0% per annum. During the three-month periods ended March 31, 2008 and 2007, we received $44 and $267, respectively, of interest income from Bancorp. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp at an annual rental expense based upon the amount of square footage occupied. We are currently in the process of terminating this sublease agreement. Rent paid to Bancorp was $0 and $124 for the three-month periods ended March 31, 2008 and 2007, respectively, and has been included in general and administrative expense in the accompanying statements of operations.

c). Participation Interests—We funded a $54,000 commercial mortgage during January 2008. At closing, Bancorp purchased a participation interest in this loan for a total commitment of $24,300. We also funded a $70,000 commercial mortgage during January 2008. At closing, Bancorp purchased a participation interest in this loan for a total commitment of $26,500. We paid Bancorp fees of $321 for their services in connection with the closing of these loans.

We had a $3,369 first mortgage loan secured by Pennsview Apartments that has junior lien against it that is held by an entity controlled by Daniel Cohen. Our loan bore interest at a fixed rate of 8.0%, was to mature on March 29, 2008 and was paying in accordance with its terms. In March 2008, we transferred our first mortgage loan to another entity controlled by Mr. Cohen for $3,500, representing the outstanding principal balance of, and accrued interest on, the loan and an exit fee.

Brandywine Construction & Management, Inc., or Brandywine, is an affiliate of Edward E. Cohen, the spouse of Betsy Z. Cohen and father of Daniel G. Cohen. Brandywine provided real estate management services to three properties underlying our real estate interests during the three-month periods ended March 31, 2008 and 2007, respectively. Management fees of $35 and $37 were paid to Brandywine during the three-month periods ended March 31, 2008 and 2007, respectively, relating to those interests. We believe that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties.

NOTE 11: DISCONTINUED OPERATIONS

The following table summarizes revenue and expense information for the one property sold since January 1, 2007:

For the three-month period ended March 31, 2007
Rental income	$483
Expenses:
Real estate operating expenses	276
Depreciation	51

Total expenses	327

Income from discontinued operations	$156

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders RAIT Financial Trust

We have reviewed the accompanying consolidated balance sheet of RAIT Financial Trust and subsidiaries as of March 31, 2008 and the related consolidated statements of operations, other comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, other comprehensive income (loss), shareholders’ equity and cash flows for the year then ended (not presented herein). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

May 8, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or similar words. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report, except as may be required by applicable law.

Overview

We are a specialty finance company that provides a comprehensive set of debt financing options to the real estate industry, including investors in commercial real estate, real estate investment trusts, or REITs, and real estate operating companies and their intermediaries, throughout the United States and Europe. We manage and invest in commercial mortgages, including whole and mezzanine loans, commercial real estate investments, preferred equity interests, residential mortgage loans, trust preferred securities and subordinated debentures. We originate and invest in real estate-related assets that are underwritten through an integrated investment process. We conduct our business through our subsidiaries, RAIT Partnership and Taberna, as well as through their respective subsidiaries. RAIT is a self-managed and self-advised Maryland REIT. Taberna is also a Maryland REIT. Our objective is to provide our shareholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.

In the first quarter of 2008, we generated adjusted earnings per diluted share of $0.52 and earnings per diluted share of $2.14. Our investment portfolio continues to generate net investment income which contributed to these results, though changes in fair value of financial instruments resulting from our adoption of SFAS No. 159 described below were an important factor in our financial performance this quarter.

We continue to see opportunities for new investments generating favorable returns in our commercial real estate and European portfolios. We originated $331.4 million of gross asset production in these portfolios during this quarter, financed primarily through the sale of loan participations and cash available in our unconsolidated European collateralized debt obligations, or CDOs, that generated fee income for us. In addition, we continued to build relationships with sources of financing while preserving our liquidity.

We continue to focus on managing our liquidity by using financing strategies that preserve our capital and by reducing our exposure to possible margin calls under repurchase agreements. In this quarter, we repaid $70.9 million of repurchase agreement indebtedness through the use of available cash resources, cash flow from operating activities and repayments from investments and we expect to continue to reduce amounts outstanding under our repurchase agreements.

The significant disruptions in the credit markets, abrupt and significant devaluations of assets directly or indirectly linked to the U.S. real estate finance markets, and the attendant removal of liquidity, both long and short term, from the capital markets that began in the second half of 2007 have continued to have an adverse effect on us and companies we finance. We continue to respond to credit deterioration of TruPS issuers primarily in the mortgage finance and homebuilder sectors held by collateralized securitizations we consolidate, which has adversely affected the cash flow we receive from our securitizations and the fair value of their collateral. CMBS financing has become less available as a source of refinancing for our borrowers, which slowed the pace of refinancing by our borrowers while also creating new lending opportunities for us. In addition, we have seen the delinquency rates in our residential mortgage portfolio increase. While we believe we have made appropriate adjustments to the valuation of our investments and our provision for losses in our residential and commercial portfolios, we cannot assure you that we will not be adversely effected by further similar developments in our investment portfolio.

Prior to January 1, 2008, we recorded certain of our investments in securities and derivatives at fair value. Upon adoption of SFAS No. 159 on January 1, 2008, we adjusted the carrying amounts of certain investments in securities, certain CDO notes payable, certain derivative instruments and other assets or liabilities to fair value resulting in an increase to shareholders’ equity of $1.1 billion on January 1, 2008. Going forward, we will continue to reflect the fair value of these financial assets and liabilities at fair value in our balance sheet, with all changes in fair value recorded in earnings.

The following table summarizes the cumulative net fair value adjustments through March 31, 2008 for the specific financial assets and liabilities elected for the fair value option under SFAS No. 159 (dollars in thousands):

	Fair Value Adjustments as of December 31, 2007	SFAS No. 159 Fair Value Adjustments on January 1, 2008	SFAS No. 159 Fair Value Adjustments during three-month period ended March 31, 2008	Cumulative Fair Value Adjustments as of March 31, 2008
Assets:
Investments in securities (1)	$(494,765)	$(99,991)	$(441,274)	$(1,036,030)
Deferred financing costs, net of accumulated amortization	—	(18,047)	—	(18,047)

Liabilities:
Trust preferred obligations	—	52,070	38,432	90,502
CDO notes payable	—	1,520,616	803,128	2,323,744
Derivative liabilities	(155,080)	—	(144,436)	(299,516)
Other liabilities	—	6,103	—	6,103

Fair value adjustments before allocation to minority interest	(649,845)	1,460,751	255,850	1,066,756
Allocation of fair value adjustments to minority interest	123,881	(373,357)	(99,510)	(348,986)

Cumulative effect on shareholders’ equity	$(525,964)	$1,087,394	$156,340	$717,770

(1)	Prior to January 1, 2008, trading securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option under SFAS No. 159 for trading securities did not change their carrying value and resulted in a reclassification of $310.5 million from accumulated other comprehensive income (loss) to retained earnings (deficit) on January 1, 2008.

Through March 31, 2008, the cumulative effect of the fair value adjustments recorded on each financial asset and liability selected for the fair value option under SFAS No. 159 had a net increase in shareholders’ equity of $717.8 million. This increase in shareholders’ equity may reverse through earnings as an unrealized loss in the future as we continue to record our financial assets and liabilities at fair value. Given the market conditions referred to above, we cannot assure you that there will not be further significant fluctuations in the fair value of our assets and liabilities subject to SFAS No. 159, which could have a material effect on our financial performance.

Investors should read the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or the Annual Report, for a detailed discussion of the following items:

•	capital markets, liquidity and credit risk,

•	interest rate environment,

•	prepayment rates on commercial mortgages, mezzanine loans and residential mortgages in our portfolio, and

•	other market developments.

Our Investment Portfolio

Please refer to our Annual Report on Form 10-K for additional information regarding each asset class. The table below summarizes our investment portfolio as of March 31, 2008:

	Amortized Cost(1)	Estimated Fair Value(2)	Percentage of Total Portfolio(3)	Weighted- Average Coupon(4)
	(dollars in thousands)
Investments in Mortgages and Loans
Commercial mortgages and mezzanine loans	$2,179,150	$2,240,180	24.1%	8.3%
Residential mortgages and mortgage-related receivables(5)	3,958,409	3,480,761	37.4%	5.6%

Total investments in mortgages and loans	6,137,559	5,720,941	61.5%	6.7%
Investments in Securities
TruPS and subordinated debentures	3,454,591	2,749,359	29.5%	7.3%
Unsecured REIT note receivables	369,890	323,382	3.5%	6.0%
CMBS receivables	213,921	134,874	1.5%	5.7%
Other securities	117,789	63,929	0.7%	9.5%

Total investments in securities	4,156,191	3,271,544	35.2%	7.1%
Investment in real estate interests	303,485	303,485	3.3%	N/A

Total Portfolio/Weighted Average	$10,597,235	$9,295,970	100.0%	6.8%

(1)	Amortized cost reflects the cost incurred by us to acquire or originate the asset, net of origination discount.
(2)	The fair value of our investments represents management’s estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our management bases this estimate on the underlying interest rates and credit spreads and, to the extent available, quoted market prices. The amortized cost of our investment in real estate interests approximates fair value.
(3)	Percentages are based on estimated fair value.
(4)	Weighted average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to amortized cost or estimated fair value.
(5)	Our investments in residential mortgages and mortgage-related receivables at March 31, 2008 consisted of investments in adjustable rate residential mortgages. These mortgages bear interest rates that are fixed for three, five, seven and ten year periods, respectively, and reset annually thereafter and are referred to as 3/1, 5/1, 7/1 and 10/1 ARMs, respectively. We financed our investment in these assets through short-term repurchase agreements and long-term securitizations.

A summary of each asset class is as follows:

Commercial real estate loans, including mortgage loans and mezzanine loans.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans and other loans as of March 31, 2008 (dollars in thousands):

	Amortized Cost	Estimated Fair Value	Range of Loan Yields	Weighted Average Coupon	Range of Maturities	Number of Loans	% of Total Loan Portfolio
Commercial mortgages	$1,456,850	$1,488,335	5.6% – 19.0%	7.8%	May 2008 – August 2012	127	66.9%
Mezzanine loans	539,393	563,405	5.2% – 17.0%	10.5%	May 2008 – August 2021	164	24.7%
Other loans	182,907	188,440	4.8% – 9.1%	6.6%	Dec. 2008 – October 2016	11	8.4%

Total	$2,179,150	$2,240,180		8.3%		302	100.0%

The charts below describe the property types and the geographic breakdown of our commercial mortgage, mezzanine loans and other loans we own as of March 31, 2008 (based on amortized cost):

Residential mortgages and mortgage-related receivables. We acquire residential mortgage loans with the intention of holding them for investment, rather than for sale. These mortgage loans, at origination, had an average FICO score of 738, an average principal balance of approximately $480,000 and an average loan-to-value ratio of approximately 74.9%. As of March 31, 2008, these residential mortgage loans had a weighted-average interest rate of approximately 5.6%. A FICO score is a credit score developed by Fair Isaac & Co., or Fair Isaac, for rating the credit risk of borrowers. FICO scores range from 300-850 and a higher score indicates a lower credit risk. Fair Isaac’s website states that the median FICO score in the United States is 723.

Set forth below is certain information with respect to the residential mortgage and mortgage-related receivables owned as of March 31, 2008 (dollars in thousands).

	Carrying Amount	Weighted Average Coupon	Average Next Adjustment Date	Average Contractual Maturity	Average FICO Score	Number of Loans	Percentage of Portfolio
3/1 ARM	$112,191	5.6%	Aug. 2008	Aug. 2035	732	285	2.8%
5/1 ARM	3,244,042	5.6%	July 2010	Sept. 2035	739	6,735	82.0%
7/1 ARM	539,519	5.7%	Sept. 2011	July 2035	737	1,190	13.6%
10/1 ARM	62,657	5.7%	June 2015	June 2035	749	72	1.6%

Total	$3,958,409	5.6%			738	8,282	100.0%

The following charts below describe FICO score, at origination, housing type and geographic breakdown of the residential mortgages and mortgage-related receivables we own as of March 31, 2008:

(a)	Based on Carrying Amount

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

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of March 31, 2008 (dollars in thousands):

				Issuer Statistics
Industry Sector	Estimated Fair Value	% of Total	Weighted Average Coupon	Weighted Average Ratio of Debt to Total Capitalization (a)	Weighted Average Interest Coverage Ratio (a)
Commercial Mortgage	$883,232	32.1%	7.3%	75.5%	1.9x
Office	484,229	17.6%	7.0%	73.1%	2.7x
Specialty Finance	424,446	15.5%	7.1%	85.3%	1.6x
Homebuilders	379,514	13.8%	8.4%	70.4%	1.2x
Residential Mortgage	210,164	7.6%	6.9%	99.9%	1.2x
Retail	190,329	6.9%	5.2%	90.8%	1.5x
Hospitality	103,431	3.8%	7.5%	71.0%	2.3x
Storage	74,014	2.7%	7.4%	65.8%	2.8x

Total	$2,749,359	100.0%	7.3%	78.4%	1.9x

(a)	This is the equity capitalization of our TruPS issuers based on information available to management, as provided by our issuers or through public filings, as of March 31, 2008.

Mortgage-backed securities, including RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities. We have invested, and expect to continue to invest, in RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities.

The table and the chart below describe certain characteristics of our mortgage-backed securities and other real estate-related debt securities as of March 31, 2008 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted Average Coupon	Weighted Average Years to Maturity	Amortized Cost
Unsecured REIT note receivables	$323,382	6.0%	8.6	$369,890
CMBS receivables	134,874	5.7%	35.4	213,921
Taberna Europe I & II CDO investments	42,944	12.0%	30.1	48,644
Other securities	20,985	5.0%	39.4	69,145

Total	$522,185	6.4%	17.7	$701,600

(A)	S&P ratings as of March 31, 2008.

Investment in real estate interests and preferred equity interests. Our real estate investments and preferred equity interests are comprised of equity interests in entities that directly or indirectly own real estate. We consolidate the financial results of any entities which we control. We present our real estate investments and preferred equity interests on a combined basis as consolidated and unconsolidated interests on our balance sheet.

The table below summarizes the amounts included in our financial statements for real estate investment interests and preferred equity interests (dollars in thousands):

As of March 31, 2008
Multi-family	$113,837
Office	181,117
Retail and other	14,289

Subtotal	309,243
Plus: Escrows and reserves	1,331
Less: Accumulated depreciation	(7,089)

Investments in real estate interests	$303,485

Securitization Summary

Through March 31, 2008, our management team has structured and manages 13 CDOs, including CDOs structured at Taberna prior to our merger with it as follows: Taberna Preferred Funding I, Ltd., or Taberna I, Taberna Preferred Funding II, Ltd., or Taberna II, Taberna Preferred Funding III, Ltd., or Taberna III, Taberna Preferred Funding IV, Ltd., or Taberna IV, Taberna Preferred Funding V, Ltd., or Taberna V, Taberna Preferred Funding VI, Ltd., or Taberna VI, Taberna Preferred Funding VII, Ltd., or Taberna VII, Taberna Preferred Funding VIII, Ltd., or Taberna VIII, Taberna Preferred Funding IX, Ltd., or Taberna IX, Taberna Europe CDO I, P.L.C., or Taberna Europe I, Taberna Europe CDO II, P.L.C., or Taberna Europe II, RAIT CRE CDO I, Ltd., or RAIT I and RAIT CRE CDO II, Ltd., or RAIT II, all of which we manage. Set forth below is certain information about each CDO as of March 31, 2008 (dollars in millions):

			RAIT’s Retained Interests
CDO	Type Of Collateral	Total Collateral Amount	Investment Grade Debt	Non Investment Grade Debt	Equity Retained	Total Investment	Value of Retained Interests on a GAAP Basis (1)	Value of Retained Interests on an Economic Book Value Basis (1)
Taberna I (2)	TruPS, subordinated debt, CMBS and unsecured REIT notes	$663.0	$3.4	$—	$—	$3.4	$0.3	$0.3
Taberna II (2)	TruPS, subordinated debt, CMBS and unsecured REIT notes	983.0	—	13.0	44.5	57.5	—	—
Taberna III (3)	TruPS, subordinated debt, CMBS and unsecured REIT notes	745.0	17.0	23.0	30.3	70.3	211.2	70.3
Taberna IV (3)	TruPS, subordinated debt, CMBS and unsecured REIT notes	650.0	6.8	24.4	26.0	57.2	195.3	57.2
Taberna V (2)	TruPS, subordinated debt, CMBS and unsecured REIT notes	700.0	—	13.0	19.7	32.7	—	—
Taberna VI (3)	TruPS, subordinated debt, senior secured loans, CMBS and unsecured REIT notes	671.3	5.5	3.0	30.0	38.5	213.3	38.5
Taberna VII (3)	TruPS, subordinated debt, first mortgages, CMBS and unsecured REIT notes	643.9	17.5	21.0	30.3	68.8	101.4	68.8
Taberna VIII (3)	TruPS, subordinated debt, first mortgages, CMBS and unsecured REIT notes	745.1	35.0	33.0	60.0	128.0	398.3	128.0
Taberna IX (4)	TruPS, subordinated debt, first mortgages, CMBS and unsecured REIT notes	742.9	89.0	45.0	52.5	186.5	130.3	181.4
Taberna Europe I (5) (6)	Subordinated debt, senior loans, CMBS, other real estate-related assets and financial institution obligations	946.1	—	22.1	17.8	39.9	29.6	29.6
Taberna Europe II (5) (6) (7)	Subordinated debt, senior loans, CMBS, other real estate-related assets and financial institution obligations	1,420.9	—	—	27.6	27.6	13.3	13.3
RAIT I (8)	Commercial mortgages and mezzanine loans	980.4	—	35.0	165.0	200.0	160.4	200.0
RAIT II (8)	Commercial mortgages and mezzanine loans	791.6	55.5	30.5	110.2	196.2	150.3	196.2

TOTAL		$10,683.2	$229.7	$263.0	$613.9	$1,106.6	$1,603.7	$983.6

(1)	These columns represent the basis of our retained interests in these entities under GAAP principles and under our definition of economic book value. See “Performance Measures-Economic Book Value” below for a discussion of how we calculate the value of retained interests on an Economic Book Value basis. Economic book value is not intended to represent fair value.
(2)	These CDOs are managed and are not consolidated. These CDOs are currently failing several of their respective over-collateralization tests due to collateral defaults and are re-directing approximately $2.8 million of cash flow, in the aggregate on a quarterly basis, associated with our retained interests, to repay principal on senior debt. Additionally, while we are collecting $1.2 million of senior management fees on these CDOs, we are not collecting $1.2 million of our subordinate management fees.
(3)	These CDOs are managed and consolidated CDOs. These CDOs are currently failing several of their respective over-collateralization tests due to collateral defaults and are re-directing approximately $8.5 million of cash flow, in the aggregate on a quarterly basis, associated with our retained interests, to repay principal on senior debt. However, we are receiving $1.3 million of cash flow, in the aggregate on a quarterly basis, associated with our retained interests. Additionally, while we are collecting $1.7 million of senior management fees on these CDOs, we are not collecting $1.7 million of our subordinate management fees.
(4)	This CDO is managed and consolidated. This CDO is performing and paying cash flow based upon its respective payment priorities. We receive approximately $4.3 million of cash flow, on a quarterly basis, associated with our retained interests and $0.2 million and $0.4 million of senior and subordinated management fees on a quarterly basis. This CDO went effective in January 2008.
(5)	These CDOs are managed CDOs and are not consolidated. Each of these CDOs is performing and paying cash flow based upon respective payment priorities within its respective indenture.
(6)	Amounts presented related to these CDOs are converted to U.S. dollars based on U.S. dollar to Euro exchange rates as of March 31, 2008.
(7)	This securitization is currently in its “ramp” period, which means that the securitization is still acquiring collateral. This amount represents the total amount of collateral expected to be owned by the CDO when the ramp period closes.
(8)	These CDOs are managed and consolidated commercial real estate, or CRE, CDOs. Each of these CDOs is performing and paying cash flow based upon its respective payment priorities. We receive approximately $19.0 million of cash flow, quarterly, associated with our retained interests.

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

Through March 31, 2008, we completed six securitizations of residential mortgage loans, which had aggregate unpaid principal balances of approximately $4.0 billion as of March 31, 2008. Additionally, we held $6.4 million of residential mortgage loans in unsecuritized whole loan form as of March 31, 2008. The following table summarizes the total collateral amount, our retained interests and loan delinquencies greater than 60-days for each of the six securitizations as of March 31, 2008 (dollars in millions):

	Total Collateral Amount	Our Retained Interests (1)	Loan Delinquencies > 60 days (2)
Bear Stearns ARM Trust 2005-7	$418.3	$32.9	2.7%
Bear Stearns ARM Trust 2005-9	875.6	51.5	1.0%
Citigroup Mortgage Loan Trust 2005-1	584.4	43.1	0.9%
CWABS Trust 2005 HYB9	807.5	45.3	8.0%
Merrill Lynch Mortgage Investors Trust, Series 2005-A9	707.5	46.3	2.2%
Merrill Lynch Mortgage Backed Securities Trust, Series 2007-2	576.3	23.9	2.2%

Total (3)	$3,969.6	$243.0	3.0%

(1)	We have retained all of the “equity” interests in these securitizations. All of the debt issued by these securitizations that was not retained by us is rated “AAA” by various rating agencies.
(2)	Based on Total Collateral Amount as of March 31, 2008. Our total loan loss reserve associated with our residential mortgage portfolio was $14.7 million as of March 31, 2008.
(3)	Excludes approximately $6.4 million of unsecuritized residential mortgages as of March 31, 2008.

Performance Measures

We use adjusted earnings, total fees generated, assets under management, or AUM, and economic book value as tools to measure our financial and operating performance. The following defines these measures and describes their relevance to our financial and operating performance:

•

Adjusted Earnings—We measure our performance using adjusted earnings in addition to net income (loss). Adjusted earnings represents net income (loss) available to common shares, computed in accordance with GAAP, before depreciation, amortization of intangible assets, provision for losses, changes in fair value of financial instruments, net of minority interests, unrealized (gains) losses on hedges, asset impairments, net of minority interests, capital gains (losses), net gain on deconsolidation of VIEs, share-based compensation, write-off of unamortized deferred financing fees, deferred fee revenue and our deferred tax provisions. These items are recorded in accordance with GAAP and are typically non-cash items that do not impact our operating performance or dividend paying ability.

Management views adjusted earnings as a useful and appropriate supplement to GAAP net income (loss) because it helps us evaluate our performance without the effects of certain GAAP adjustments that may not have a direct financial impact on our current operating performance and our dividend paying ability. We use adjusted earnings to evaluate the performance of our investment portfolios, our ability to generate fees, our ability to manage our expenses and our dividend paying ability before the impact of non-cash adjustments recorded in accordance with GAAP. We believe this is a useful performance measure for investors to evaluate these aspects of our business as well. The most significant adjustments we exclude in determining adjusted earnings are amortization of intangible assets, provision for losses, changes in fair value of financial instruments, asset impairments, capital gains (losses) and share-based compensation. Management excludes all such items from its calculation of adjusted earnings because these items are not charges or losses which would impact our current operating performance or dividend paying ability. By excluding these significant items, adjusted earnings reduces an investor’s understanding of our operating performance by excluding: (i) management’s expectation of possible losses from our investment portfolio or non-performing assets that may impact future operating performance or dividend paying ability, (ii) the allocation of non-cash costs of generating fee revenue during the periods in which we are receiving such revenue, and (iii) share based compensation required to retain and incentivize our management team.

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

During the three-months ended March 31, 2008, we revised our definition of adjusted earnings to exclude capital gains (losses). Capital gains (losses), while economic losses, do not currently impact operating performance or dividend paying ability. This revision did not impact the computation of adjusted earnings during the three-month period ended March 31, 2007.

The table below reconciles the differences between reported net income and adjusted earnings for the following periods (dollars in thousands):

	For the Three-Month Periods Ended March 31
	2008	2007
Net income available to common shares, as reported	$130,116	$20,348
Add (deduct):
Provision for losses	10,273	3,718
Depreciation expense	1,381	460
Amortization of intangible assets	7,071	14,289
Change in fair value of financial instruments, net of allocation to minority interest of $99,510 for the three-month period ended March 31, 2008	(156,340)	—
Unrealized (gains) losses on interest rate hedges	(81)	(88)
Interest cost of hedges, net of allocation to minority interest of $2,374 for the three-month period ended March 31, 2008	(6,606)	—
Capital (gains) losses (1)	32,059	—
Asset impairments	10,694	—
Share-based compensation	1,845	2,956
Fee income deferred	305	18,009
Deferred tax provision (benefit)	992	(8,113)

Adjusted Earnings	$31,709	$51,579

(1)	During the three-month period ended March 31, 2008, certain of our warehouse arrangements were terminated. We have accrued for the estimated loss of our warehouse deposits as a component of the change in fair value of free-standing derivatives in our statement of operations.

•

Total Fees Generated—Total fees generated represents the total fees generated, without consideration for the deferral of fees, as yield adjustments, in accordance with GAAP. This data is useful to management as a gauge of our cash revenue as it drives earnings at our taxable REIT subsidiaries for distribution to us and ultimately to our shareholders. During the following periods, total fees generated reconciles to our GAAP fees and other income as follows (dollars in thousands):

	For the Three-Month Periods Ended March 31
	2008	2007
Fees and other income, as reported	$7,409	$7,881
Add (deduct):
Asset management fees eliminated	4,389	4,488
Deferred structuring fees	—	5,625
Deferred origination fees, net of amortization	305	12,384

Total Fees Generated	$12,103	$30,378

•

Assets Under Management—AUM represents the total assets that we own or are managing for third parties. While not all AUM generates fee income, it is an important operating measure to gauge our asset growth, volume of originations, size and scale of our operations and our financial performance. AUM includes our total investment portfolio and assets associated with unconsolidated CDOs for which we derive asset management fees. As of March 31, 2008, our total AUM was $14.5 billion, an increase of $0.2 billion, or 1.4%, from $14.3 billion as of December 31, 2007.

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

Management views economic book value as a useful and appropriate supplement to shareholders’ equity and book value per share. The measure serves as an additional measure of our value because it facilitates evaluation of us without the effects of realized or unrealized gains (losses) on investments in excess of our total investment in that securitization, which is our maximum value at risk. Under GAAP, we record certain of our assets, liabilities and derivatives of our consolidated entities, primarily our consolidated securitizations, at fair value. The net fair value adjustments recognized in our financial statements that reduced our total investment below zero are added back to shareholders’ equity in arriving at economic book value and the net fair value adjustments recognized in our financial statements that are in excess of our total investment are deducted from shareholders’ equity in arriving at economic book value. In performing these computations, we exclude the impact of unrealized fair value adjustments associated with derivatives on economic book value.

Economic book value should be reviewed in connection with shareholders’ equity as set forth in our consolidated balance sheets, to help analyze our value to investors. Economic book value is defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our economic book value to that of other REITs. We do not intend economic book value to represent the fair value of our retained interests in our securitizations or the fair value of our shareholders’ equity available to common shareholders.

The table below reconciles the differences between reported shareholders’ equity, book value, tangible book value and economic book value as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	As of March 31, 2008		As of December 31, 2007
	Amount	Per Share (2)	Amount	Per Share (2)
Shareholders’ equity, as reported	$1,730,291	$28.34	$579,243	$9.49
Add (deduct):
Liquidation value of preferred shares (1)	(165,458)	(2.71)	(165,458)	(2.71)

Book Value	1,564,833	25.63	413,785	6.78
Unamortized intangible assets	(49,052)	(0.80)	(56,123)	(0.92)

Tangible Book Value	1,515,781	24.83	357,662	5.86
Unrealized (gains) losses recognized in excess of value at risk	(620,182)	(10.16)	284,002	4.66

Economic Book Value	$895,599	$14.67	$641,664	$10.52

(1)	Based on 2,760,000 Series A preferred shares, 2,258,300 Series B preferred shares, and 1,600,000 Series C preferred shares, all of which have a liquidation preference of $25.00 per share.
(2)	Based on 61,051,068 and 61,018,231 common shares outstanding as of March 31, 2008 and December 31, 2007, respectively.

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

The table below reconciles the differences between reported net income available to common shares and total taxable income and REIT taxable income for the three-month periods ended March 31, 2008 and 2007 (dollars in thousands):

	For the Three-Month Periods Ended March 31
	2008	2007
Net income available to common shares, as reported	$130,116	$20,348
Add (deduct):
Provision for losses	10,273	3,718
Domestic TRS book-to-total taxable income differences:
Income tax benefit	(141)	(423)
Fees received and deferred in consolidation	159	18,009
Stock compensation and other temporary tax differences	3,798	1,003
Capital losses not offsetting capital gains and other temporary tax differences	32,059	—
Asset impairments	10,694	—
Change in fair value of financial instruments, net of minority interest of $99,510	(156,340)	—
Amortization of intangible assets	7,071	14,289
CDO investments aggregate book-to-taxable income differences(1)	(11,532)	(1,789)
Accretion of (premiums) discounts	(483)	575
Other book to tax differences	400	(123)

Total taxable income	26,074	55,607
Less: Taxable income attributable to domestic TRS entities	(1,743)	(21,818)
Plus: Dividends paid by domestic TRS entities	6,500	16,250

Estimated REIT taxable income (prior to deduction for dividends paid)	$30,831	$50,039

(1)	Amounts reflect the aggregate book-to-total taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.

Results of Operations

Three-Month Period Ended March 31, 2008 Compared to the Three-Month Period Ended March 31, 2007

Revenue

Investment interest income. Investment interest income decreased $19.9 million, or 9.7%, to $185.3 million for the three-month period ended March 31, 2008 from $205.2 million for the three-month period ended March 31, 2007. This net decrease was primarily attributable to: decreases in interest income of $32.9 million on approximately $1.5 billion of investments resulting from the deconsolidation of our Taberna II and Taberna V CDOs during the latter half of 2007, $7.5 million from approximately $537.4 million in repayments on our residential mortgage loans and $13.0 million from the reduction in short-term LIBOR from March 31, 2007 through March 31, 2008 of approximately 2.6%; partially offset by increases in interest income of $6.6 million from originations of commercial loans since March 31, 2007 of approximately $301.3 million and $26.7 million from the closing and consolidation of our Taberna VIII and Taberna IX CDOs since March 31, 2007.

Investment interest expense. Investment interest expense decreased $26.5 million, or 16.6%, to $133.0 million for the three-month period ended March 31, 2008 from $159.5 million for the three-month period ended March 31, 2007. This net decrease was primarily attributable to: decreases in interest expense of $25.3 million on approximately $1.5 billion of indebtedness resulting from the deconsolidation of our Taberna II and Taberna V CDOs during the latter half of 2007, $9.9 million from repayments of our mortgage backed securities and repurchase agreements used to finance our residential mortgage portfolio, $10.1 million from reductions in our repurchase agreements used to finance various investments on a short-term basis and $13.7 million from the effect on our unhedged floating rate indebtedness of the reduction in short-term LIBOR from March 31, 2007 through March 31, 2008 of approximately 2.6%; these decreases were offset by increases in interest expense of $9.7 million from the issuance of CDO notes payable from RAIT II in June 2007, $7.4 million from the issuance of $425.0 million in convertible debt in April 2007 and $17.2 million from the closing and consolidation of our Taberna VIII and Taberna IX CDOs since March 31, 2007.

Provision for losses. The provision for losses relates to our investments in residential mortgages and mortgage-related receivables acquired from Taberna and our commercial mortgage loan portfolio. The provision for losses increased by $6.6 million for the three-month period ended March 31, 2008 to $10.3 million as compared to $3.7 million for the three-month period ended March 31, 2007. During the three months ended March 31, 2008, our delinquencies in our residential mortgage portfolio have increased by $43.9 million, including $16.0 million in real estate-owned, bankruptcy or foreclosure property, since December 31, 2007. Additionally, certain loans in our commercial loan portfolio have continued to deteriorate with our estimate of potential loss increasing. While we believe we have properly reserved for the possibility of losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue or adjust our loan loss reserve as circumstances or conditions change. The amount of non-performing loans in our commercial real estate portfolio was $41.9 million at March 31, 2008.

Rental income. Rental income increased $1.4 million, or 59.5%, to $3.8 million for the three-month period ended March 31, 2008 from $2.4 million for the three-month period ended March 31, 2007. This increase was primarily attributable to three new properties, with total assets of $82.5 million, acquired or consolidated since March 31, 2007.

Fee and other income. Fee and other income decreased $0.5 million, or 6.0%, to $7.4 million for the three-month period ended March 31, 2008 from $7.9 million for the three-month period ended March 31, 2007. This decrease was due to the structuring fee of $5.6 million that we received in connection with the completion of Taberna Europe I in January 2007 offset by increased asset management fees of $2.2 million and origination fees of $3.4 million from our commercial loan and European origination activities during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Expenses

Compensation expense. Compensation expense decreased $0.2 million, or 2.4%, to $8.2 million for the three-month period ended March 31, 2008 from $8.4 million for the three-month period ended March 31, 2007. This decrease was due to lower stock based compensation amortization of $0.7 million resulting from phantom unit forfeitures from our executives in December 2007 and a reduction in salary, bonus and other compensation costs of $0.7 million, offset by increased compensation costs of $1.7 million associated with lower capitalized costs, resulting from a reduction of commercial loan and domestic TruPS production, during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Real estate operating expense. Real estate operating expense increased $0.9 million, or 34.7%, to $3.5 million for the three-month period ended March 31, 2008 from $2.6 million for the three-month period ended March 31, 2007. This increase was primarily attributable to three new properties, with total assets of $82.5 million, acquired or consolidated since March 31, 2007.

General and administrative expense. General and administrative expense decreased $1.3 million, or 21.8%, to $4.8 million for the three-month period ended March 31, 2008 from $6.1 million for the three-month period ended March 31, 2007. This decrease is primarily due a $1.0 million fee paid to Eton Park Capital Management for providing a standby commitment to purchase equity in the Taberna Europe I transaction that we closed in January 2007. No such fees were paid during the three-month period ended March 31, 2008. The remaining reduction in general and administrative expenses related to a variety of reduced costs across our business activities, including travel and entertainment, accounting and professional fees, and various other operating costs.

Depreciation expense. Depreciation expense increased $0.9 million to $1.4 million for the three-month period ended March 31, 2008 from $0.5 million for the three-month period ended March 31, 2007. This increase was primarily attributable to three new properties, with total assets of $82.5 million, acquired or consolidated since March 31, 2007 as well as increased depreciation of furniture and fixtures we added since March 31, 2007.

Amortization of intangible assets. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006. Amortization expense decreased $7.2 million, or 50.5%, to $7.1 million for the three-month period ended March 31, 2008 from $14.3 million for the three-month period ended March 31, 2007. This decrease resulted from the full amortization of some of the identified intangibles ($34.8 million had a useful life of one year) and $13.2 million in asset impairments recorded since March 31, 2007.

Other Income (Expenses)

Interest and other income. Interest and other income decreased $3.4 million to $1.1 million for the three-month period ended March 31, 2008 from $4.5 million for the three-month period ended March 31, 2007. This decrease is due to reduced average cash and restricted cash balances during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 as well as reduced interest rates offered by financial institutions in 2008.

Change in fair value of free-standing derivatives. The change in fair value of free-standing derivatives represents the earnings (loss) on (of) our first-dollar risk of loss associated with our warehouse facilities. During the three months ended March 31, 2008, our warehouse agreements terminated with the respective financial institutions. As such, we do not currently expect that we will recover our warehouse deposits. During the three months ended March 31, 2008, we have accrued the loss of our $32.1 million of our warehouse deposit in other liabilities. The write-off of these warehouse deposits are our only exposure under these warehouse agreements and we have no further obligations thereunder.

Change in fair value of financial instruments. The change in fair value of financial instruments represents the financial assets, liabilities and derivatives whereby we have elected to record fair value adjustments under SFAS No. 159. Our election to record these assets at fair value was effective on January 1, 2008, the effective date of SFAS No. 159. Our SFAS No. 159 election impacted the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the three months ended March 31, 2008, the fair value adjustments we recorded were as follows:

Description	For the three- month period ended March 31, 2008
Change in fair value of trading securities and security-related receivables	$(441,274)
Change in fair value of CDO notes payable and trust preferred obligations	841,560
Change in fair value of derivatives	(144,436)

Change in fair value of financial instruments	$255,850

Unrealized gains on interest rate hedges. Unrealized gains on interest rate hedges was less than $0.1 million for the three months ended March 31, 2008 and 2007.

Equity in loss of equity method investments. Equity in loss of equity method investments was less than $0.1 million for the three month periods ended March 31, 2008 and 2007.

Asset impairments. For the three-month period ended March 31, 2008, we recorded asset impairments totaling $10.7 million that were associated with certain investments in loans and available-for-sale securities for which we did not elect SFAS No. 159. In making this determination, management considered the estimated fair value of the investments to our cost bases, the financial condition of the related entity and our intent and ability to hold the investments for a sufficient period of time to recover our investments. For the identified investments, management believes full recovery is not likely and wrote down the investments to their current recovery value, or estimated fair value. Asset impairments was comprised of $8.5 million of other-than-temporary impairment in our investments in loans and $2.2 million of other-than-temporary impairment in available-for-sale securities.

Minority interest. Minority interest represents the earnings of consolidated entities allocated to third parties, including changes in the fair values of financial instruments discussed above. Minority interest increased $98.3 million to $104.1 million for the three-month period ended March 31, 2008 from $5.8 million for the three-month period ended March 31, 2007. This increase is primarily attributable to the $99.5 million of minority interest associated with the change in fair value of financial instruments held or issued by consolidated CDOs where we do not own 100% of the issued equity.

Provision for income taxes. We maintain several domestic and foreign TRS entities that are subject to U.S. federal, state and local income taxes and foreign taxes. For the three-month period ended March 31, 2008, the provision for income taxes was a benefit of $0.1 million, a decrease of $0.3 million from $0.4 million for the three-month period ended March 31, 2007.

Discontinued operations. Discontinued operations of $0.2 million during the three months ended March 31, 2007 related to one real estate property that was sold in September 2007. As of March 31, 2008, we do not have any discontinued operations.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs. The disruption in the credit markets discussed above has reduced our liquidity and capital resources. As discussed above, due to current market conditions, the cash flow to us from a number of the securitizations we sponsored has been reduced and we do not expect to sponsor new securitizations to provide us with long-term financing for the foreseeable future. We are seeking to expand our use of secured lines of credit and other financing strategies that permit us to originate investments generating attractive returns while preserving our capital, such as participations and joint venturing arrangements. As described below, we expect to continue to receive substantial cash flow from our investment portfolio, though as discussed below, a number of our securitizations are currently failing several of their respective over-collateralization tests due to collateral defaults and are re-directing cash flow associated with our retained interests to repay principal on senior debt. We believe our available cash and restricted cash balances, funds available under our secured credit facilities, repurchase agreements and other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months. Should our liquidity needs exceed our available sources of liquidity, we believe that our CDO and investment securities could be sold directly to raise additional cash. While we expect to expand our business, we may not be able to obtain additional financing when we desire to do so, or may not be able to obtain desired financing on terms and conditions acceptable to us. If we fail to obtain additional financing, the pace of our growth could be reduced.

Our primary cash requirements are as follows:

•	to distribute a minimum of 90% of our net taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT;

•	to make investments;

•	to repay our indebtedness under our repurchase agreements;

•	to pay costs associated with future borrowings, including interest, incurred to finance our investment strategies;

•	to pay employee salaries and incentive compensation; and

•	to pay U.S. federal, state, and local taxes of our TRSs.

We intend to meet these liquidity requirements through the following:

•	the use of our cash and cash equivalent balances of $34.2 million as of March 31, 2008;

•

cash generated from operating activities, including net investment income from our investment portfolio, fee income received by Taberna Capital and RAIT Partnership through their collateral management agreements and origination fees received by Taberna Securities. The collateral management fees paid by CDO entities, although eliminated for financial reporting purposes with respect to the consolidated CDOs, represent cash inflows to us, and, after the payment of income taxes, the remaining cash may be used for our operating expenses or distributions; and

•	proceeds from future borrowings or offerings of our common and preferred shares.

Cash Flows

As of March 31, 2008 and March 31, 2007, we maintained cash and cash equivalents of approximately $34.2 million and $169.7 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three-Month Periods Ended March 31
	2008	2007
Cash flow from operating activities	$29,258	$56,048
Cash flow from investing activities	164,275	(1,393,625)
Cash flow from financing activities	(287,285)	1,407,891

Net change in cash and cash equivalents	(93,752)	70,314
Cash and cash equivalents at beginning of period	127,987	99,367

Cash and cash equivalents at end of period	$34,235	$169,681

Our principal source of cash flows is from our investing activities. Our decreased cash flow from operating activities is primarily due to the reduced fees generated in 2008 as compared to 2007 as well as the increase in loans on non-accrual in 2008 as compared to 2007.

The cash inflow from our investing activities during 2008 as compared to cash outflow in 2007 reflects reduction in the volume of investments originated or purchased in 2008 as compared to 2007. Our cash inflow from investing activities resulted from $132.9 million principal repayments on loans and investments.

The cash outflow from our financing activities during 2008 as compared to a cash inflow in 2007 is due to a reduction in our capital raised in 2008 as compared to 2007. During the three months ended March 31, 2008, we have aggressively repaid short-term indebtedness of $71.1 million using available cash resources and cash flow generated during the quarter.

For the three months ended March 31, 2008, the cash flows generated by our investment portfolios was as follows (dollars in thousands):

	Assets Under Management	Gross Cash Flow
Commercial real estate portfolio	$2,146,035	$25,137
Residential mortgage portfolio	3,976,006	5,104
European portfolio	2,004,088	3,461
Domestic TruPS portfolio	6,218,286	11,850
Other investments	128,600	349

Total	$14,473,015	$45,901

We generated approximately $45.9 million of cash flow from our portfolios and asset management activities before operating expenses. We incurred approximately $7.4 million in corporate interest expense related to our convertible debt outstanding and $3.4 million in preferred share dividends during the three-months ended March 31, 2008. The remaining net cash flow from operations was used to repay indebtedness, pay operating expenses, including cash compensation expense and general and administrative expenses, and to pay distributions to our shareholders.

Our assets under management have historically been financed on a long-term basis through securitizations and our rights to cash flow from these portfolios are dependent on the terms of the debt and equity securities we hold in these securitizations. Several of our securitizations are currently failing several of their respective over-collateralization tests due to collateral defaults and are re-directing cash flow, associated with our retained interests, to repay principal on senior debt. See “Securitization Summary” above.

At March 31, 2008, we had approximately $67.9 million of indebtedness under repurchase agreements with two major investment banks. We have repaid $70.9 million in repurchase indebtedness during the three months ended March 31, 2008 and expect to significantly reduce the amount of borrowings under repurchase agreements during the remainder of 2008. We have maintained adequate liquidity and met all required margin calls.

Our two commercial real estate securitized financing arrangements include a revolving credit option that allows us to repay the AAA rated debt tranches totaling $475.0 million as loan repayments occur, and then draw up to the available committed amounts during the first five years of each facility. We have approximately $41.8 million of unused capacity as of March 31, 2008, subject to future funding commitments and borrowing requirements. We also have $90.0 million of capacity under secured credit facilities with three commercial banks at March 31, 2008 of which $43.5 million was outstanding and $46.5 million was available for future commercial loans.

Capitalization

Debt Financing.

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness as of March 31, 2008 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Contractual Maturity
Repurchase agreements	$67,913	$67,913	3.1% to 3.7%	3.6%	May 2008 (1)
Secured credit facilities and other indebtedness	146,678	146,678	4.9% to 8.1%	6.1%	May 2008 to 2037
Mortgage-backed securities issued (2)(3)	3,733,126	3,701,508	4.6% to 5.8% (4)	5.1%	2035
Trust preferred obligations (5)	394,375	303,873	4.7% to 10.1%	6.7%	2035
CDO notes payable – amortized cost(2)(6)	1,412,975	1,412,975	2.9% to 6.7%	3.3%	2036 to 2045
CDO notes payable – fair value (2) (5)(7)	3,677,618	1,275,529	3.1% to 10.0%	4.1%	2035 to 2038
Convertible senior notes	425,000	425,000	6.9%	6.9%	2027

Total indebtedness	$9,857,685	$7,333,476		4.8%

(1)	We intend to repay or re-negotiate and extend our repurchase agreements as they mature.
(2)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(3)	Collateralized by $3,976.0 million principal amount of residential mortgages and mortgage-related receivables. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(4)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.
(5)	Relates to liabilities for which we elected to record at fair value under SFAS No. 159. See note 7.
(6)	Collateralized by $1,752.2 million principal amount of commercial mortgages, mezzanine loans and other loans. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $4,198.1 million principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of March 31, 2008 was $3,242.1 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

Financing arrangements we entered into during the three-month period ended March 31, 2008 were as follows:

Repurchase Agreements

As of March 31, 2008, we were party to several repurchase agreements that had $67.9 million in borrowings outstanding. Our repurchase agreements contain standard market terms and generally renew between one and 30 days. As these investments incur prepayments or change in value, we are required to ratably reduce our borrowings outstanding under repurchase agreements. During the three-month period ended March 31, 2008, we repaid $70.9 million associated with our repurchase agreements.

Secured Credit Facilities and Other Indebtedness

We have secured credit facilities with three financial institutions with total capacity of $90.0 million. As of March 31, 2008, we have borrowed $43.5 million on these credit facilities leaving $46.5 million of availability. On February 26, 2008, we amended a financial covenant for one of these credit facilities to reduce the minimum requirement of tangible net worth. As of March 31, 2008, we were in compliance with all financial covenants.

Trust Preferred Obligations

As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record our trust preferred obligations at fair value. At adoption, we decreased the carrying amount of our trust preferred obligations by $52.1 million to reflect these liabilities at fair value in our financial statements. The change in fair value of our trust preferred obligations was $38.4 million for the three-month period ended March 31, 2008 and was included in the our statement of operations.

CDO Notes Payable – Fair Value

As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record CDO notes payable that are collateralized by trading securities, security-related receivables, available-for-sale securities and loans at fair value. At adoption, we decreased the carrying amount of these CDO notes payable by $1,520.6 million to reflect these liabilities at fair value in our financial statements. The change in fair value of these CDO notes payable was $803.1 million for the three-month period ended March 31, 2008 and was included in our statement of operations.

Equity Financing.

Preferred Shares

On January 29, 2008, our board of trustees declared a first quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.5546875 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends were paid on March 31, 2008 to holders of record on March 3, 2008 and totaled $3.4 million.

On April 17, 2008, our board of trustees declared a second quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.5546875 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends will be paid on June 30, 2008 to holders of record on June 2, 2008.

Common Shares

On January 8, 2008, the compensation committee of our board of trustees, or the Compensation Committee, awarded 324,200 phantom units, valued at $2.4 million using our closing stock price of $7.55, to various non-executive employees. The awards generally vest over four year periods.

On January 24, 2008, 14,457 of our phantom unit awards were redeemed for our common shares. These phantom units were fully vested at the time of redemption.

On March 5, 2008, the Compensation Committee awarded 26,712 phantom units, valued at $0.2 million using our closing stock price of $6.55, to trustees. These awards vest immediately

On March 25, 2008, our board of trustees declared a quarterly distribution of $0.46 per common share totaling $28.1 million that will be paid on May 15, 2008 to shareholders of record as of April 4, 2008.

Off-Balance Sheet Arrangements and Commitments

We have maintained warehouse arrangements with various investment banks. These warehouse arrangements are free-standing derivatives under SFAS No. 133. As such, our investment, or first-dollar risk of loss, is recorded at fair value each period with the change in fair value recorded in earnings.

During the three-month period ended March 31, 2008, two of our warehouse facilities terminated. As such, we do not currently expect that we will recover our warehouse deposits. As a result, as of March 31, 2008, we have fully accrued for the contingency of losing our $32.1 million of warehouse deposits in other liabilities. The accrual was charged to earnings through the change in fair value of free-standing derivatives. The write-off of these warehouse deposits represents are our only exposure under our warehouse agreements and we have no further obligations thereunder.

In addition, the option we provided a warehouse provider for us to provide credit default protection on two reference securities was terminated in May 2008 and we have no further obligation thereunder.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2007 contains a discussion of our critical accounting policies. During the three-months ended March 31, 2008, we adopted SFAS No. 159 and revised our accounting policies as described below. See Note 2 in our unaudited consolidated financial statements for the three-month period ended March 31, 2008, as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

Revenue Recognition for Investment Income. We recognize interest income from investments in debt and other securities, residential mortgages, commercial mortgages and mezzanine loans on a yield to maturity basis. Upon the acquisition of a loan at a discount, we assess the portions of the discount that constitutes accretable yields and non-accretable differences. The accretable yield represents the excess of our expected cash flows from the loan over the amount we paid for the loan. That amount, the accretable yield, is accreted to interest income over the remaining life of the loan. Many of our commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management evaluates loans for non-accrual status each reporting period. Payments received for loans on non-accrual status are applied to principal until the loan is removed from non-accrual status. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. For investments that we did not elect to record at fair value under SFAS No. 159, origination fees and direct loan origination costs are deferred and amortized to net investment income, using the effective interest method, over the contractual life of the underlying loan security or loan, in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases”, or SFAS No. 91. For investments that we elected to record at fair value under SFAS No. 159, origination fees and direct loan costs are recorded in income and are not deferred. We recognize interest income from interests in certain securitized financial assets on an estimated effective yield to maturity basis. Management estimates the current yield on the amortized cost of the investment based on estimated cash flows after considering prepayment and credit loss experience.

Investments. We invest in debt securities, residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other types of real estate-related assets. We account for our investments in securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted, or SFAS No. 115, and designate each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). See “Fair Value of Financial Instruments.” Our estimate of fair value is subject to a high degree of variability based upon market conditions and management assumptions. Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

On January 1, 2008, we adopted Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. See “Recent Accounting Pronouncements.” In applying SFAS No. 159, we classified certain of our available for sale securities as trading securities on January 1, 2008. Trading securities are carried at their estimated fair value, with changes in fair value reported in income.

We account for our investments in subordinated debentures owned by trust VIEs that we consolidate as available-for-sale securities. These VIEs have no ability to sell, pledge, transfer or otherwise encumber the trust or the assets of the trust until such subordinated debenture’s maturity. We account for investments in securities where the transfer meets the criteria as a financing under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or SFAS No. 140, at amortized cost. Our investments in security-related receivables represent securities that were transferred to issuers of CDOs in which the transferors maintained some level of continuing involvement.

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

Transfers of Financial Assets. We account for transfers of financial assets under SFAS No. 140 as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is accounted for as a financing. Financial assets that are treated as sales are removed from our accounts with any realized gain (loss) reflected in earnings during the period of sale. Financial assets that are treated as financings are maintained on the balance sheet with proceeds received from the legal transfer reflected as securitized borrowings, or security-related receivables.

Derivative Instruments. We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.

In accordance with SFAS No. 133, we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in our consolidated balance sheet as either an asset or liability. For derivatives designated as fair value hedges, derivatives not designated as hedges, or for derivatives for which we elected the fair value option under SFAS No. 159, the changes in fair value of the derivative instrument is recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income. Changes in the ineffective portions of cash flow hedges are recognized in earnings.

Fair Value of Financial Instruments. Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157, which requires additional disclosures about our assets and liabilities that we measure at fair value. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Beginning in January 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities are as follows:

•

Level 1: Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at level 1 fair value generally are equity securities listed in active markets. As such, valuations of these investments do not entail a significant degree of judgment.

•

Level 2: Valuations are based on quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Fair value assets and liabilities that are generally included in this category are unsecured REIT note receivables, commercial mortgage-backed securities, or CMBS, receivables, CDO notes payable and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

•

Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset. Generally, assets carried at fair value and included in this category are TruPS and subordinated debentures where observable market inputs do not exist.

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of investment, whether the investment is new, whether the investment is traded on an active exchange or in the secondary market, and the current market condition. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that management believes market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that management believes are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3.

Many financial institutions have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that we and others are willing to pay for an asset. Ask prices represent the lowest price that we and others are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, we do not require that fair value always be a predetermined point in the bid-ask range. Our policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that results in our best estimate of fair value.

Fair value for certain of our Level 3 financial instruments is derived using internal valuation models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular instrument, specific issuer information and other market data for securities without an active market. In accordance with SFAS No. 157, the impact of our own credit spreads is also considered when measuring the fair value of financial assets or liabilities, including derivative contracts. Where appropriate, valuation adjustments are made to account for various factors, including bid-ask spreads, credit quality and market liquidity. These adjustments are applied on a consistent basis and are based on observable inputs where available. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions.

Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The adoption of SFAS No. 157 did not have a material impact on our approach to fair valuing our assets, derivative instruments and certain liabilities. See further discussion below on the impact of adopting SFAS No. 159.

In February 2007, the FASB issued SFAS No. 159, which provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and will become effective for us on January 1, 2008. As of January 1, 2008, we adopted SFAS No. 159 and we will begin to record at fair value certain of our investments in securities, CDO notes payable and trust preferred obligations used to finance those investments and any related interest rate derivatives. Subsequent to January 1, 2008, all changes in the fair value of such investments in securities, CDO notes payable, trust preferred obligations and related interest rate derivatives will be recorded in earnings. Upon adoption of SFAS No. 159 on January 1, 2008, we recognized an increase to shareholders’ equity of $1.1 billion.

The following table presents information about the eligible instruments for which we elected the fair value option and for which adjustments were recorded as of January 1, 2008 (dollars in thousands):

	Carrying Amount as of December 31, 2007	Effect from adoption of SFAS No. 159	Carrying Amount as of January 1, 2008 (After adoption of SFAS No. 159)
Assets:
Trading securities (1)	$2,721,360	$—	$2,721,360
Security-related receivables	1,050,967	(99,991)	950,976
Deferred financing costs, net of accumulated amortization	18,047	(18,047)	—
Liabilities:
Trust preferred obligations	(450,625)	52,070	(398,555)
CDO notes payable	(3,695,858)	1,520,616	(2,175,242)
Deferred taxes and other liabilities	(6,103)	6,103	—

Fair value adjustments before allocation to minority interest		1,460,751
Allocation of fair value adjustments to minority interest	—	(373,357)	(373,357)

Cumulative effect on shareholders’ equity from adoption of SFAS No. 159 (2)		$1,087,394

(1)	Prior to January 1, 2008, trading securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option under SFAS No. 159 for trading securities did not change their carrying value and resulted in a reclassification of $310.5 million from accumulated other comprehensive income (loss) to retained earnings (deficit) on January 1, 2008.
(2)	The $1,087.4 million cumulative effect on shareholders’ equity from the adoption of SFAS No. 159 on January 1, 2008 was comprised of a $310.5 million increase to accumulated other comprehensive income (loss) and a $776.9 million increase to retained earnings (deficit).

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”, or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The statement is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133”, or SFAS No. 161. SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, commodity prices and equity prices. In pursuing our business plan, the primary market risks to which we are exposed are interest rate risk and credit risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between our yield on invested assets and cost of funds and, in turn, our ability to make distributions or payments to our shareholders. While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to us which adversely affect our operating results and liquidity.

There have been no material changes in Quantitative and Qualitative disclosures during 2008 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2007. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Putative Consolidated Class Action Securities Lawsuit

RAIT, certain of our executive officers and trustees and the lead underwriters involved in our public offering of common shares in January 2007 were named defendants in one or more of nine putative class action securities lawsuits filed in August and September 2007 in the United States District Court for the Eastern District of Pennsylvania. By Order dated November 17, 2007, the court consolidated these cases under the caption In re RAIT Financial Trust Securities Litigation (No. 2:07-cv-03148), and appointed a lead plaintiff and lead counsel. On January 4, 2008, lead plaintiff filed a consolidated class action complaint, or the complaint, on behalf of a putative class of purchasers of our securities between June 8, 2006 and August 3, 2007. The complaint names as defendants RAIT, eleven current and former officers and trustees of RAIT, ten underwriters who participated in certain of our securities offerings in 2007 and our independent accounting firm. The complaint alleges, among other things, that certain defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by making materially false and misleading statements and material omissions in registration statements and prospectuses about our credit underwriting, our exposure to certain issuers through investments in debt securities, and our loan loss reserves and other financial items. The complaint further alleges that certain defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by making materially false and misleading statements and material omissions during the putative class period about our credit underwriting, our exposure to certain issuers through investments in debt securities, and our loan loss reserves and other financial items. The complaint seeks unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees. On March 10, 2008, defendants moved to dismiss the complaint on a number of grounds. Briefing on the motions to dismiss presently is scheduled to close on June 5, 2008. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

Shareholders’ Derivative Action

On August 17, 2007, a putative shareholders’ derivative action was filed in the United States District Court for the Eastern District of Pennsylvania naming RAIT, as nominal defendant, and certain of our executive officers and trustees as defendants. The complaint in this action alleges that certain of our executive officers and trustees breached their duties to RAIT in connection with the matters that are the subject of the securities litigation described above. The board of trustees has established a special litigation committee to investigate the allegations made in the derivative action complaint and in a shareholder demand asserting similar allegations, and to determine what action, if any, RAIT should take concerning them. On October 25, 2007, pursuant to a stipulation of the parties, the court ordered the derivative action stayed pending the completion of the special committee’s investigation. An adverse resolution of these matters could have a material adverse effect on our financial condition and results of operations.

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

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

RAIT FINANCIAL TRUST
(Registrant)

Date: May 9, 2008	By:	/s/ Daniel G. Cohen
Daniel G. Cohen, Chief Executive Officer and Trustee
(On behalf of the registrant and as its Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Jack E. Salmon
Jack E. Salmon, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer)

Date: May 9, 2008	By:	/s/ James J. Sebra
James J. Sebra, Senior Vice President-Finance and Chief Accounting Officer
(On behalf of the registrant and as its Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (6)

3.1.6	Certificate of Correction to the Series A Articles Supplementary. (6)

3.1.7	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

3.1.8	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.2	By-laws. (9)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (5)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust, as issuer, or RAIT, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (11)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (11)

4.7	Notation of Guarantee by RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors. (11)

10.1	Employment Agreement dated as of February 5, 2008 by and between RAIT and Ken R. Frappier. (12)

15.1	Awareness Letter from Independent Accountants.

31.1	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(7)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-14760).
(10)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).

(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 11, 2008 (File No. 1-14760).