Form 10-Q
period 2008-06-30
RAIT Financial Trust
filed 2008-08-06
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

A total of 63,810,889 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding as of August 4, 2008.

RAIT FINANCIAL TRUST

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of June 30, 2008	As of December 31, 2007
Assets
Investments in mortgages and loans, at amortized cost
Commercial mortgages, mezzanine loans and other loans	$2,119,407	$2,189,939
Residential mortgages and mortgage-related receivables	3,813,542	4,065,083
Allowance for losses	(55,473)	(26,389)

Total investments in mortgages and loans	5,877,476	6,228,633
Investments in securities and security-related receivables ($3,082,530 and $2,776,833, respectively, at fair value)	3,082,530	3,827,800
Investments in real estate interests	270,578	284,252
Cash and cash equivalents	59,183	127,987
Restricted cash	216,892	298,433
Accrued interest receivable	100,935	110,287
Other assets	41,736	70,725
Deferred financing costs, net of accumulated amortization of $4,206 and $3,800, respectively	33,068	53,340
Intangible assets, net of accumulated amortization of $77,609 and $64,444, respectively	42,958	56,123

Total assets	$9,725,356	$11,057,580

Liabilities and Shareholders’ equity
Indebtedness
Repurchase agreements	$47,106	$138,788
Secured credit facilities and other indebtedness	151,523	146,916
Mortgage-backed securities issued	3,564,475	3,801,959
Trust preferred obligations ($259,111 at fair value as of June 30, 2008)	259,111	450,625
CDO notes payable ($1,100,972 at fair value as of June 30, 2008)	2,532,222	5,093,833
Convertible senior notes	404,000	425,000

Total indebtedness	6,958,437	10,057,121
Accrued interest payable	68,900	65,947
Accounts payable and accrued expenses	15,464	19,197
Derivative liabilities	201,078	201,581
Deferred taxes, borrowers’ escrows and other liabilities	100,196	104,821
Distributions payable	29,350	28,068

Total liabilities	7,373,425	10,476,735
Minority interest	474,397	1,602

Shareholders’ equity
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	16
Common shares, $0.01 par value per share, 200,000,000 shares authorized, 63,808,255 and 61,018,231 issued and outstanding, including 122,192 and 225,440 unvested restricted share awards, respectively	637	607
Additional paid in capital	1,602,649	1,575,979
Accumulated other comprehensive income (loss)	(132,455)	(440,039)
Retained earnings (deficit)	406,636	(557,371)

Total shareholders’ equity	1,877,534	579,243

Total liabilities and shareholders’ equity	$9,725,356	$11,057,580

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2008	2007	2008	2007
Revenue:
Investment interest income	$177,318	$233,899	$362,608	$439,066
Investment interest expense	(119,823)	(180,770)	(252,848)	(339,901)
Provision for losses	(25,310)	(845)	(35,583)	(4,563)

Net investment income	32,185	52,284	74,177	94,602
Rental income	3,860	2,612	7,708	5,024
Fee and other income	4,594	1,683	12,003	9,564

Total revenue	40,639	56,579	93,888	109,190
Expenses:
Compensation expense	8,436	5,796	16,605	14,172
Real estate operating expense	3,875	2,690	7,360	5,278
General and administrative expense	6,910	5,786	11,723	12,069
Depreciation expense	1,385	1,103	2,766	1,871
Amortization of intangible assets	6,094	14,289	13,165	28,578

Total expenses	26,700	29,664	51,619	61,968

Income before other income (expense), taxes and discontinued operations	13,939	26,915	42,269	47,222
Interest and other income	59	4,891	1,172	9,356
Losses on sale of assets	(142)	(2,760)	(142)	(2,760)
Gains on extinguishment of debt	8,662	—	8,662	—
Change in fair value of free-standing derivatives	—	1,846	(37,203)	5,042
Change in fair value of financial instruments	97,056	—	352,906	—
Unrealized gains (losses) on interest rate hedges	(66)	429	15	517
Equity in income (loss) of equity method investments	981	(4)	944	(8)
Asset impairments	(9,629)	—	(20,323)	—
(Income) loss allocated to minority interest	4,712	(6,111)	(99,347)	(11,875)

Income before taxes and discontinued operations	115,572	25,206	248,953	47,494
Income tax benefit	2,293	4,657	2,434	5,080

Income from continuing operations	117,865	29,863	251,387	52,574
Income from discontinued operations	—	52	—	208

Net income	117,865	29,915	251,387	52,782
Income allocated to preferred shares	(3,415)	(2,527)	(6,821)	(5,046)

Net income available to common shares	$114,450	$27,388	$244,566	$47,736

Earnings per share—Basic:
Continuing operations	$1.84	$0.45	$3.97	$0.79
Discontinued operations	—	—	—	—

Total earnings per share—Basic	$1.84	$0.45	$3.97	$0.79

Weighted-average shares outstanding—Basic	62,350,803	60,937,911	61,593,350	60,539,584

Earnings per share—Diluted:
Continuing operations	$1.83	$0.45	$3.97	$0.79
Discontinued operations	—	—	—	—

Total earnings per share—Diluted	$1.83	$0.45	$3.97	$0.79

Weighted-average shares outstanding—Diluted	62,426,136	61,185,851	61,633,724	60,801,424

Distributions declared per common share	$0.46	$0.84	$0.92	$1.64

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2008	2007	2008	2007
Net income	$117,865	$29,915	$251,387	$52,782
Other comprehensive income (loss)
Change in fair value of interest rate hedges	39,119	119,079	585	107,220
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income	66	(429)	(15)	(517)
Realized (gains) losses on interest rate hedges reclassified to earnings	2,405	(1,875)	4,915	(3,082)
Change in fair value of available-for-sale securities	(5,838)	(101,654)	(12,530)	(100,544)
Realized (gains) losses on available-for-sale securities reclassified to earnings	2,728	2,760	4,542	2,760

Total other comprehensive income (loss) before minority interest allocation	38,480	17,881	(2,503)	5,837
Allocation to minority interest	(826)	5,222	(433)	(3,743)

Total other comprehensive income (loss)	37,654	23,103	(2,936)	2,094

Comprehensive income	$155,519	$53,018	$248,451	$54,876

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six-Month Periods Ended June 30
	2008	2007
Operating activities:
Net income	$251,387	$52,782
Adjustments to reconcile net income to cash flow from operating activities:
Minority interest	99,347	11,875
Provision for losses	35,583	4,563
Amortization of deferred compensation	4,453	5,737
Depreciation and amortization	15,931	30,551
Amortization of deferred financing costs and debt discounts	7,272	16,384
Accretion of discounts on investments	(3,329)	(4,245)
Losses on sale of assets	142	2,760
Gains on extinguishment of debt	(8,662)	—
Change in fair value of financial instruments	(352,906)	—
Unrealized gains on interest rate hedges	(15)	(517)
Equity in (income) loss of equity method investments	(944)	8
Asset impairments	20,323	—
Unrealized foreign currency gains on investments	(313)	(1,479)
Changes in assets and liabilities:
Accrued interest receivable	8,869	(16,424)
Other assets	22,050	5,087
Accrued interest payable	2,953	4,952
Accounts payable and accrued expenses	(1,135)	(5,415)
Deferred taxes, borrowers’ escrows and other liabilities	(18,137)	(4,703)

Cash flows from operating activities	82,869	101,916
Investing activities:
Purchase and origination of securities for investment	(62,637)	(1,833,178)
Proceeds from sale of other securities	—	606,363
Purchase and origination of loans for investment	(60,055)	(1,076,231)
Principal repayments on loans	348,522	515,807
Investment in real estate interests	2,139	(64,169)
Proceeds from dispositions of real estate interests	26,625	—
(Increase) decrease in restricted cash	71,211	(124,152)
Decrease in warehouse deposits	—	9,816

Cash flows from investing activities	325,805	(1,965,744)
Financing activities:
Proceeds from repurchase agreements and other indebtedness	25,000	1,120,658
Repayments on repurchase agreements and other indebtedness	(112,074)	(1,377,367)
Proceeds from issuance of residential mortgage-backed securities	—	616,542
Repayments on residential mortgage-backed securities	(242,978)	(263,064)
Proceeds from issuance of CDO notes payable	56,775	1,414,020
Repayments on CDO notes payable	(151,512)	—
Proceeds from issuance of convertible senior notes	—	425,000
Repayments on convertible senior notes	(11,858)	—
Acquisition of minority interest in CDOs	(70)	(11,529)
Distributions to minority interest holders in CDOs	—	(12,337)
Payments for deferred costs	(36)	(41,849)
Proceeds from cash flow hedges	—	1,930
Common share issuance, net of costs incurred	22,247	367,284
Repurchase of common shares	—	(74,381)
Distributions paid to preferred shares	(6,821)	(5,046)
Distributions paid to common shares	(56,151)	(89,832)

Cash flows from financing activities	(477,478)	2,070,029

Net change in cash and cash equivalents	(68,804)	206,201
Cash and cash equivalents at the beginning of the period	127,987	99,367

Cash and cash equivalents at the end of the period	$59,183	$305,568

Supplemental cash flow information:
Cash paid for interest	$224,392	$299,418
Cash paid for taxes	294	12,421
Non-cash decrease in goodwill	—	2,761
Non-cash increase (decrease) in trust preferred obligations	(88,125)	(199,648)
Non-cash increase (decrease) in convertible senior notes from extinguishment of debt	(9,142)	—
Series C preferred shares, net of costs, subscribed as of June 30, 2007	—	38,340
Distributions payable	29,350	51,239

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2008

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

As of June 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

On January 1, 2008, we adopted Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. See “k. Recent Accounting Pronouncements.” In applying SFAS No. 159, we classified certain of our available for sale securities as trading securities on January 1, 2008. Trading securities are carried at their estimated fair value, with changes in fair value reported in earnings.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

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

2)	Structuring fees—We receive structuring fees for services rendered in connection with the formation of CDO securitization entities. The structuring fee is a contractual fee paid when the related services are completed. The structuring fee is a negotiated fee with the investment bank acting as placement agent for the CDO securities and is capitalized by the securitization entity as a deferred financing cost. We may decide to invest in the debt or equity securities issued by securitization entities. We evaluate our investment in these entities under Financial Accounting Standards Board, or FASB, Interpretation No. 46R, “Consolidation of Variable Interest Entities”, or FIN 46R, to determine whether the entity is a VIE, and, if so, whether or not we are the primary beneficiary. If we are determined to be the primary beneficiary, we will consolidate the accounts of the securitization entity and, upon consolidation, we eliminate intercompany transactions, specifically the structuring fees and deferred financing costs paid. During the three-month and six-month periods ended June 30, 2007, structuring fees of $5,788 and $11,413, respectively, were received and eliminated upon consolidation of securitization entities. No structuring fees were received during the six-month period ended June 30, 2008.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by providing (a) ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, and (c) providing financial consulting to our borrowers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. Asset management fees are an administrative cost of a securitization entity and are paid by the administrative trustee on behalf of its investors. These asset management fees are recognized when earned and are paid quarterly. Asset management fees from consolidated CDOs are eliminated in consolidation. During the three-month periods ended June 30, 2008 and 2007, we earned $6,710 and $7,160, respectively, of asset management fees, of which we eliminated $4,172 and $5,750, respectively, upon consolidation of CDOs of which we are the primary beneficiary. During the six-month periods ended June 30, 2008 and 2007, we earned $14,793 and $12,810, respectively, of asset management fees, of which we eliminated $8,561 and $10,238, respectively, upon consolidation of CDOs of which we are the primary beneficiary.

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

As of June 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

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

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, or SFAS No. 133, we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in our consolidated balance sheet as either an asset or liability. For derivatives designated as fair value hedges, derivatives not designated as hedges, or for derivatives designated as cash flow hedges associated with debt for which we elected the fair value option under SFAS No. 159, the changes in fair value of the derivative instrument is recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income. Changes in the ineffective portions of cash flow hedges are recognized in earnings.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

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

j. Income Taxes

RAIT and Taberna have each elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Accordingly, we generally will not be subject to U.S. federal income tax to the extent of our distributions to shareholders and as long as certain asset, income and share ownership tests are met. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our shareholders. Management believes that all of the criteria to maintain RAIT’s and Taberna’s REIT qualification have been met for the applicable periods, but there can be no assurances that these criteria will continue to be met in subsequent periods.

We maintain various taxable REIT subsidiaries, or TRSs, which may be subject to U.S. federal, state and local income taxes and foreign taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by us with respect to our interest in domestic TRSs. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. We evaluate the realizability of our deferred tax assets (e.g, net operating loss and capital loss carryforwards) and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast our business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in income tax expense on the consolidated statements of income.

From time to time, these TRSs generate taxable income from intercompany transactions. The TRS entities generate taxable revenue from fees for services provided to CDO entities. Some of these fees paid to the TRS entities are capitalized as deferred financing costs by the CDO entities. Certain CDO entities may be consolidated in our financial statements

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

pursuant to FIN 46R. In consolidation, these fees are eliminated when the CDO entity is included in the consolidated group. Nonetheless, all income taxes are accrued by the TRSs in the year in which the taxable revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our income on a current basis, whether or not distributed. Upon distribution of any previously included income, no incremental U.S. federal, state, or local income taxes would be payable by us. We maintain a TRS entity in the UK that is subject to income tax in that jurisdiction. In addition, in June 2008, we formed a TRS entity in Ireland which will be subject to income tax in Ireland. The income from these entities is not included in our income for U.S. tax purposes until it is distributed.

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

In February 2007, the FASB issued SFAS No. 159, which provides entities with an irrevocable option to report certain financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. As of January 1, 2008, we adopted SFAS No. 159 and we recorded at fair value certain of our investments in securities, CDO notes payable and trust preferred obligations used to finance those investments and any related interest rate derivatives. Subsequent to January 1, 2008, all changes in the fair value of such investments in securities, CDO notes payable, trust preferred obligations and related interest rate derivatives are recorded in earnings. Upon adoption of SFAS No. 159 on January 1, 2008, we recognized an increase in shareholders’ equity of $1,087,394.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2008

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

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, or FSP No. 140-3. FSP No. 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. FSP No. 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. The statement is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

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

In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The equity component is presented in shareholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. The statement is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 3: INVESTMENTS IN LOANS

Our investments in mortgages and loans are accounted for at amortized cost.

Investments in Commercial Mortgages, Mezzanine Loans and Other Loans

The following table summarizes our investments in commercial mortgages, mezzanine loans and other loans as of June 30, 2008:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted Average Coupon	Range of Maturity Dates
Commercial mortgages	$1,426,195	$—	$1,426,195	120	7.7%	Aug. 2008 to Aug. 2012
Mezzanine loans	529,297	(3,227)	526,070	159	10.5%	Aug. 2008 to Aug. 2021
Other loans	177,761	861	178,622	11	6.2%	Dec. 2008 to Oct. 2016

Total	2,133,253	(2,366)	2,130,887	290	8.3%

Unearned fees	(11,480)	—	(11,480)

Total	$2,121,773	$(2,366)	$2,119,407

The following table summarizes the delinquency statistics of commercial mortgages, mezzanine loans and other loans as of June 30, 2008:

Delinquency Status	Principal Amount
30 to 59 days	$86,041
60 to 89 days	20,379
90 days or more	9,350
In foreclosure or bankrupt	38,858

Total	$154,628

As of June 30, 2008, approximately $42,250 of our commercial mortgages and mezzanine loans were on non-accrual status and had a weighted-average coupon of 12.2%.

Investments in Residential Mortgages and Mortgage-Related Receivables

The following table summarizes our investments in residential mortgages and mortgage-related receivables as of June 30, 2008:

	Unpaid Principal Balance	Unamortized (Discount)	Carrying Amount	Number of Loans and Mortgage- Related Receivables	Weighted Average Coupon	Average Contractual Maturity Date
3/1 Adjustable rate	$103,434	$(795)	$102,639	267	5.6%	August 2035
5/1 Adjustable rate	3,139,173	(11,653)	3,127,520	6,507	5.6%	September 2035
7/1 Adjustable rate	528,327	(2,911)	525,416	1,162	5.7%	July 2035
10/1 Adjustable rate	58,431	(464)	57,967	68	5.7%	June 2035

Total	$3,829,365	$(15,823)	$3,813,542	8,004	5.6%

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

Our residential mortgages and mortgage-related receivables are pledged as collateral with mortgage securitizations. These mortgage securitizations have issued mortgage-backed securities to finance these obligations with a principal balance outstanding of $3,593,375 as of June 30, 2008. These securitization transactions occurred after the residential mortgages were acquired in whole-loan portfolio transactions. In each of these residential mortgage securitizations, we retained all of the subordinated and non-rated mortgage-backed securities issued. These securitization entities are non-qualified special purpose entities and are considered VIEs. Because we retained all of the subordinated and non-rated residential mortgage-backed securities, or RMBS, issued, we are the primary beneficiary of these entities and consolidate each of the residential mortgage securitization trusts. Approximately 45.1% of our residential mortgage loans were in the state of California as of June 30, 2008.

The following table summarizes the delinquency statistics of our residential mortgage loans as of June 30, 2008:

Delinquency Status	Principal Amount
30 to 59 days	$37,879
60 to 89 days	19,152
90 days or more	37,061
In foreclosure, bankrupt or real estate owned	86,489

Total	$180,581

As of June 30, 2008, approximately $142,702 of our residential mortgages and mortgage-related receivables were on non-accrual status and had a weighted-average coupon of 5.9%.

For the six-month period ended June 30, 2008, we recorded asset impairments of $8,509 associated with certain investments in commercial and residential loans. In making this determination, management considered the estimated fair value of the investments to our cost basis, the financial condition of the related entity and our intent and ability to hold the investments for a sufficient period of time to recover our investments. For the identified investments, management believes full recovery is not likely and wrote down the investments to their estimated net realizable value.

Allowance For Losses

We maintain an allowance for losses on our investments in commercial mortgages, mezzanine loans, residential mortgages and mortgage-related receivables and other real estate related assets. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated net realizable value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, historical trends in adjustable rate residential mortgages (if applicable), the estimated value of underlying collateral, and current and expected future economic conditions.

As of June 30, 2008 and December 31, 2007, we maintained an allowance for losses as follows:

	As of June 30, 2008	As of December 31, 2007
Residential mortgages and mortgage-related receivables	$16,973	$11,814
Commercial mortgages, mezzanine loans and other real estate related assets	38,500	14,575

Total allowance for losses	$55,473	$26,389

The following table provides a roll-forward of our allowance for losses for the three-month and six-month periods ended June 30, 2008:

	For The Three-Month Period Ended June 30, 2008	For The Six-Month Period Ended June 30, 2008
Balance, beginning of period	$35,675	$26,389
Additions	25,310	35,583
Charge-offs	(5,512)	(6,499)

Balance, end of period	$55,473	$55,473

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of June 30, 2008:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon	Weighted Average Years to Maturity
Trading securities (1):
TruPS and subordinated debentures	$3,042,503	$(747,994)	$2,294,509	7.0%	26.4
Other securities	10,000	(8,500)	1,500	7.4%	44.4

Total trading securities	3,052,503	(756,494)	2,296,009	7.0%	26.4
Available-for-sale securities	64,704	(18,805)	45,899	8.7%	33.5

Security-related receivables (2):
TruPS and subordinated debenture receivables	374,094	(102,372)	271,722	7.6%	21.7
Unsecured REIT note receivables	370,889	(44,022)	326,867	6.0%	8.4
CMBS receivables (3)	213,921	(84,863)	129,058	5.8%	34.3
Other securities	43,506	(30,531)	12,975	4.8%	41.7

Total security-related receivables	1,002,410	(261,788)	740,622	6.5%	18.4

Total investments in securities	$4,119,617	$(1,037,087)	$3,082,530	6.9%	24.6

(1)	On January 1, 2008, we adopted SFAS No. 159 and transferred certain of our investments in securities from available-for-sale to trading in accordance with SFAS No. 115 and SFAS No. 159. Subsequent to January 1, 2008, all changes in fair value associated with our trading securities are recorded in earnings as part of our change in fair value of financial instruments. See note 7.
(2)	Our investments in security-related receivables represent securities owned by CDO entities that we account for as financings under SFAS No. 140. We elected to record security-related receivables at fair value in accordance with SFAS No. 159 on January 1, 2008. All changes in fair value of our security related receivables were recorded in earnings as part of the change in fair value of financial instruments. See notes 2 and 7.
(3)	CMBS receivables include securities with a fair value totaling $90,851 that are rated “BBB+” and “BBB-” by Standard & Poor’s and securities with a fair value totaling $38,207 that are rated between “AA” and “A-” by Standard & Poor’s.

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

As of June 30, 2008, approximately $311,125 in principal amount of TruPS, subordinated debentures, and subordinated debenture receivables were on non-accrual status and had a weighted-average coupon of 8.2%. As of June 30, 2008, approximately $61,983 in principal amount available-for-sale securities were on non-accrual status and had a weighted-average coupon of 6.5%.

Some of our investments in securities collateralize debt issued through CDO entities. Our TruPS CDO entities are static pools and prohibit, in most cases, the sale of such securities until the mandatory auction call period, typically 10 years from the CDO entity’s inception. At and subsequent to the mandatory auction call date, remaining securities will be offered in the general market and the proceeds from sales of such securities will be used to repay outstanding indebtedness and liquidate the CDO entity. The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of June 30, 2008, investment in securities of $3,221,861 principal amount of TruPS and subordinated debentures and $591,432 principal amount of unsecured REIT note receivables and CMBS receivables collateralized our consolidated CDO notes payable of such entities. Some of these investments were eliminated upon the consolidation of various VIEs that we consolidate and the corresponding subordinated debentures of the VIEs are included as assets in our consolidated balance sheet.

Management evaluates available-for-sale securities for impairment as events and circumstances warrant. As of June 30, 2008, management evaluated these securities and concluded that certain of these securities were other than temporarily impaired as management does not expect full recovery of our investment. Asset impairment expense of $9,627 and $11,814, respectively, was recorded for the three-month and six-month periods ended June 30, 2008 related to these securities and other assets and was included in asset impairments in the accompanying consolidated statements of operations. This impairment reduced the amortized cost basis of these available-for-sale securities.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 5: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness as of June 30, 2008:

Description	Unpaid Principal Balance	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Contractual Maturity
Repurchase agreements	$47,106	$47,106	3.2% to 3.7%	3.3%	Aug. 2008 (1)
Secured credit facilities and other indebtedness	151,523	151,523	4.5% to 8.1%	6.1%	Aug. 2008 to 2037
Mortgage-backed securities issued (2)(3)(4)	3,593,375	3,564,475	4.6% to 5.8%	5.1%	2035
Trust preferred obligations (5)	362,500	259,111	4.2% to 10.1%	6.5%	2035
CDO notes payable – amortized cost(2)(6)	1,431,250	1,431,250	2.8% to 6.5%	3.2%	2036 to 2045
CDO notes payable – fair value (2) (5)(7)	3,646,142	1,100,972	2.7% to 10.0%	3.8%	2035 to 2038
Convertible senior notes	404,000	404,000	6.9%	6.9%	2027

Total indebtedness	$9,635,896	$6,958,437		4.7%

(1)	We intend to repay or re-negotiate and extend our repurchase agreements as they mature.
(2)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(3)	Collateralized by $3,829,365 principal amount of residential mortgages and mortgage-related receivables. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(4)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.
(5)	Relates to liabilities for which we elected to record at fair value under SFAS No. 159. See note 7.
(6)	Collateralized by $1,720,057 principal amount of commercial mortgages, mezzanine loans and other loans. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $4,178,391 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of June 30, 2008 was $3,085,062. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

Repurchase Agreements

As of June 30, 2008, we were party to several repurchase agreements that had $47,106 in borrowings outstanding. Our repurchase agreements contain standard market terms and generally renew between one and 30 days. As the assets subject to our repurchase agreements prepay or change in value, we are required to ratably reduce our borrowings outstanding under repurchase agreements. During the three-month and six-month periods ended June 30, 2008, we repaid $20,807 and $91,682, respectively, associated with our repurchase agreements.

Secured Credit Facilities and Other Indebtedness

We have secured credit facilities with three financial institutions with total capacity of $90,000. As of June 30, 2008, we have borrowed $53,494 on these credit facilities leaving $36,506 of availability. As of June 30, 2008, we have $50,200 of junior subordinated notes issued by us outstanding and $47,829 of other indebtedness outstanding relating to loans payable on consolidated real estate interests and other loans.

Trust Preferred Obligations

As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record trust preferred obligations at fair value. At adoption, we decreased the carrying amount of the trust preferred obligations by $52,070 to reflect these liabilities at fair value in our financial statements. The change in fair value of the trust preferred obligations was a decrease of $12,887 and $51,319 for the three-month and six-month periods ended June 30, 2008, respectively, and was included in the accompanying consolidated statements of operations.

CDO Notes Payable – Fair Value

As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record CDO notes payable that are collateralized by trading securities, security-related receivables and loans at fair value. At adoption, we decreased the carrying amount of these CDO notes payable by $1,520,616 to reflect these liabilities at fair value in our financial statements. The change in fair value of these CDO notes payable was a decrease of $143,573 and $946,701 for the three-month and six-month periods ended June 30, 2008, respectively, and was included in the accompanying consolidated statements of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

Convertible Senior Notes

During the three-month and six-month periods ended June 30, 2008, we repurchased, from the market, a total of $21,000 in aggregate principal amount of convertible senior notes for a total purchase price of $11,858. As a result, we recorded gains on extinguishment of debt of $8,662, net of $480 deferred financing costs that were written off associated with the convertible senior notes.

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on CDO notes payable and repurchase agreements.

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of June 30, 2008, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of June 30, 2008:

	As of June 30, 2008
	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$3,692,342	$(198,789)
Interest rate caps	51,000	658
Basis swaps	50,000	(187)
Foreign currency derivatives:
Currency options	6,441	2

Net fair value	$3,799,783	$(198,316)

The following tables summarize the effect on income by derivative instrument type for the following periods:

	For the Three-Month Period Ended June 30, 2008		For the Three-Month Period Ended June 30, 2007
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness – Gains (Losses)
Interest rate swaps	$(2,405)	$(62)	$1,875	$483
Interest rate caps	—	—	—	(7)
Basis swaps	—	—	—	(24)
Currency options	—	(4)	—	(23)

Total	$(2,405)	$(66)	$1,875	$429

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

	For the Six-Month Period Ended June 30, 2008		For the Six-Month Period Ended June 30, 2007
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness – Gains (Losses)
Interest rate swaps	$(4,915)	$10	$3,082	$585
Interest rate caps	—	—	—	(54)
Basis swaps	—	—	—	(41)
Currency options	—	5	—	27

Total	$(4,915)	$15	$3,082	$517

On January 1, 2008, we adopted SFAS No. 159 for certain of our CDO notes payable. Upon the adoption of SFAS No. 159, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. At the time of hedge accounting discontinuance on January 1, 2008 for these cash flow hedges, the balance included in accumulated other comprehensive income that will be reclassified to earnings over the remaining term of the related hedges was $102,532. As of June 30, 2008, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $2,855,261 and had a liability balance with a fair value of $155,972. During the six-month period ended June 30, 2008, the change in value of these hedges was a decrease of $31,800 and was recorded as a component of the change in fair value of financial instruments in our statement of operations.

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

As of June 30, 2008, we maintain a deposit of $6,058 as a first loss deposit on one warehouse facility which has been included in other assets in the accompanying consolidated balance sheet. We do not expect to recover this deposit and have fully accrued for this loss in other liabilities on the accompanying consolidated balance sheet. During the six-month period ended June 30, 2008, two of our warehouse facilities were terminated. Due to these events, $32,059 was charged to earnings through the change in fair value of free-standing derivatives during the six-month period ended June 30, 2008. The write-off of these warehouse deposits represents our only exposure under our warehouse agreements and we have no further obligations thereunder.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the estimated fair value of our financial instruments as of June 30, 2008:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Investments in mortgages and loans:
Commercial mortgages, mezzanine loans and other loans	$2,119,407	$2,127,317
Residential mortgages and mortgage-related receivables	3,813,542	3,298,513
Investments in securities and security-related receivables	3,082,530	3,082,530
Investments in real estate interests	270,578	270,578
Cash and cash equivalents	59,183	59,183
Restricted cash	216,892	216,892
Derivative assets	2,762	2,762

Liabilities
Indebtedness:
Repurchase agreements	47,106	47,106
Secured credit facilities and other indebtedness	151,523	151,523
Mortgage-backed securities issued	3,564,475	3,202,106
Trust preferred obligations	259,111	259,111
CDO notes payable	2,532,223	2,062,673
Convertible senior notes	404,000	222,705
Derivative liabilities	201,078	201,078

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Trading securities
TruPS and subordinated debentures	$—	$—	$2,294,509	$2,294,509
Other securities	—	1,500	—	1,500
Available-for-sale securities	—	45,899	—	45,899
Security-related receivables
TruPS and subordinated debenture receivables	—	—	271,722	271,722
Unsecured REIT note receivables	—	326,867	—	326,867
CMBS receivables	—	129,058	—	129,058
Other securities	—	12,975	—	12,975

Total assets	$—	$516,299	$2,566,231	$3,082,530

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Trust preferred obligations	$—	$—	$259,111	$259,111
CDO notes payable (1)	—	1,100,972	—	1,100,972
Derivative liabilities	—	201,078	—	201,078

Total liabilities	$—	$1,302,050	$259,111	$1,561,161

(1)	As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record CDO notes payable that are collateralized by TruPS, subordinated debentures, unsecured REIT notes receivables, CMBS receivables and other securities at fair value.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the six-month period ended June 30, 2008:

Assets	Trading Securities – TruPS and Subordinated Debentures	Security-Related Receivables – TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2007	$2,715,155	$425,643	$3,140,798
Cumulative effect from adoption of SFAS No. 159	—	(17,599)	(17,599)
Change in fair value of financial instruments	(429,864)	(84,773)	(514,637)
Purchases and sales, net	9,218	(51,549)	(42,331)

Balance, as of June 30, 2008	$2,294,509	$271,722	$2,566,231

Liabilities	Trust Preferred Obligations	Total Level 3 Liabilities
Balance, as of December 31, 2007	$450,625	$450,625
Cumulative effect from adoption of SFAS No. 159	(52,070)	(52,070)
Change in fair value of financial instruments	(51,319)	(51,319)
Purchases and sales, net	(88,125)	(88,125)

Balance, as of June 30, 2008	$259,111	$259,111

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of SFAS No. 159 as reported in change in fair value of financial instruments in the accompanying statements of operations as follows:

Description	For the Three-Month Period Ended June 30, 2008	For the Six-Month Period Ended June 30, 2008
Change in fair value of trading securities and security-related receivables	$(171,331)	$(612,605)
Change in fair value of CDO notes payable and trust preferred obligations	156,460	998,020
Change in fair value of derivatives	111,927	(32,509)

Change in fair value of financial instruments	$97,056	$352,906

As of June 30, 2008, we did not have any assets or liabilities measured at fair value on a non-recurring basis.

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

On April 17, 2008, our board of trustees declared a second quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.5546875 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends were paid on June 30, 2008 to holders of record on June 2, 2008 and totaled $3,406.

On July 29, 2008, our board of trustees declared a third quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.5546875 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends totaling $3,406 will be paid on September 30, 2008 to holders of record on September 2, 2008.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

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

On March 25, 2008, our board of trustees declared a quarterly distribution of $0.46 per common share totaling $28,083 that was paid on May 15, 2008 to shareholders of record as of April 4, 2008.

On June 30, 2008, our board of trustees declared a quarterly distribution of $0.46 per common share totaling $29,350 that will be paid on August 12, 2008 to shareholders of record as of July 16, 2008.

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance 10,000,000 common shares. During the three-month and six-month periods ended June 30, 2008, we issued a total of 2,728,182 common shares pursuant to the DRSPP at a weighted-average price of $8.12 per share and we received $22,150 of net proceeds.

NOTE 9: EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2008 and 2007:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2008	2007	2008	2007
Income from continuing operations	$117,865	$29,863	$251,387	$52,574
Income allocated to preferred shares	(3,415)	(2,527)	(6,821)	(5,046)

Income from continuing operations available to common shares	114,450	27,336	244,566	47,528
Income from discontinued operations	—	52	—	208

Net income available to common shares	$114,450	$27,388	$244,566	$47,736

Weighted-average shares outstanding—Basic	62,350,803	60,937,911	61,593,350	60,539,584
Dilutive securities under the treasury stock method	75,333	247,940	40,374	261,840

Weighted-average shares outstanding—Diluted	62,426,136	61,185,851	61,633,724	60,801,424

Earnings per share—Basic:
Continuing operations	$1.84	$0.45	$3.97	$0.79
Discontinued operations	—	—	—	—

Total earnings per share—Basic	$1.84	$0.45	$3.97	$0.79

Earnings per share—Diluted:
Continuing operations	$1.83	$0.45	$3.97	$0.79
Discontinued operations	—	—	—	—

Total earnings per share—Diluted	$1.83	$0.45	$3.97	$0.79

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

For the three-month and six-month periods ended June 30, 2008, securities convertible into 41,620,647 and 43,178,995 common shares, respectively, were excluded from the earnings per share computations because their effect would have been anti-dilutive. For the three-month and six-month periods ended June 30, 2007, securities convertible into 2,896,161 and 1,644,060 common shares, respectively, were excluded from the earnings per share computations because their effect would have been anti-dilutive.

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

a). Shared Services—For services relating to structuring and managing our investments in CMBS and RMBS, we pay an annual fee to Cohen & Company ranging from 2 to 20 basis points on the amount of the investments, based on the rating of the security. For investments in residential whole loans, we pay an annual fee of 1.5 basis points on the amount of the investments. In respect of other administrative services, we pay an amount equal to the cost of providing those services plus 10% of such cost. The agreement with Cohen & Company for these services terminated on July 1, 2008 and we did not renew or extend this agreement. During the three-month periods ended June 30, 2008 and 2007, we incurred total shared service expenses of $257 and $295, respectively. During the six-month periods ended June 30, 2008 and 2007, we incurred total shared service expenses of $519 and $595, respectively. Shared service expenses have been included in general and administrative expense in the accompanying statements of operations.

b). Office Leases—We maintain sub-lease agreements for shared office space and facilities with Cohen & Company. Rent expense during the three-month periods ended June 30, 2008 and 2007 relating to these leases were $12 and $24, respectively. Rent expense during the six-month periods ended June 30, 2008 and 2007 relating to these leases were $25 and $41, respectively. Rent expense has been included in general and administrative expense in the accompanying statements of operations. Future minimum lease payments due over the remaining term of the lease are $383.

c). Non-Competition Agreement—As part of the spin-off of Taberna from Cohen & Company in April 2005 and before our acquisition of Taberna in December 2006, Taberna and Cohen & Company entered into a three-year non-competition agreement that ended in April 2008. As part of this agreement, Cohen & Company agreed not to engage in purchasing from, or acting as a placement agent for, issuers of TruPS or other preferred equity securities of real estate investment trusts and other real estate operating companies. Cohen & Company agreed to refrain from acting as asset manager for any such securities. As part of our acquisition of Taberna, we valued this non-competition agreement as an amortizing intangible asset. As of June 30, 2008, the intangible asset has been fully amortized.

d). Common Shares—As of June 30, 2008, Cohen & Company and its affiliate entities owned 510,434 of our common shares.

e). EuroDekania—EuroDekania is an affiliate of Cohen & Company. In September 2007, EuroDekania purchased approximately €10,000 ($13,892) of the subordinated notes and all of the €32,250 ($44,802) BBB-rated debt securities in Taberna Europe CDO II. We invested €17,500 ($24,311) in the total subordinated notes and earn management fees of 35 basis points on the collateral assets owned by this entity. EuroDekania will receive a fee equal to 3.5 basis points of our subordinated collateral management fee which is payable to EuroDekania only if we collect a subordinate management fee and EuroDekania retains an investment in the subordinated notes. During the three-month and six-month periods ended June 30, 2008, we incurred collateral management fees of $114 and $241, respectively, payable to EuroDekania, which have been included in fee and other income in the accompanying consolidated statements of operations.

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

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of June 30, 2008, we had $1,384 of cash and cash equivalents and $15,879 of restricted cash on deposit at Bancorp. We earn

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

interest on our cash and cash equivalents at an interest rate of approximately 3.0% per annum. During the three-month periods ended June 30, 2008 and 2007, we received $23 and $214, respectively, of interest income from Bancorp. During the six-month periods ended June 30, 2008 and 2007, we received $67 and $481, respectively, of interest income from Bancorp. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp at an annual rental expense based upon the amount of square footage occupied. We are currently in the process of terminating this sublease agreement at final terms that have not yet been determined. Rent paid to Bancorp was $113 and $238 for the three-month and six-month periods ended June 30, 2007, respectively, and has been included in general and administrative expense in the accompanying statements of operations.

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

Brandywine Construction & Management, Inc., or Brandywine, is an affiliate of Edward E. Cohen, the spouse of Betsy Z. Cohen and father of Daniel G. Cohen. Brandywine provided real estate management services to three properties underlying our real estate interests during the six-month periods ended June 30, 2008 and 2007. Management fees of $37 and $36 were paid to Brandywine during the three-month periods ended June 30, 2008 and 2007, respectively, relating to those interests. Management fees of $72 and $73 were paid to Brandywine during the six-month periods ended June 30, 2008 and 2007, respectively, relating to those interests. We believe that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties.

NOTE 11: DISCONTINUED OPERATIONS

The following table summarizes revenue and expense information for the one property sold since January 1, 2007:

	For the Three-Month Period Ended June 30, 2007	For the Six-Month Period Ended June 30, 2007
Rental income	$510	$993
Expenses:
Real estate operating expenses	407	683
Depreciation	51	102

Total expenses	458	785

Income from discontinued operations	$52	$208

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders of RAIT Financial Trust

We have reviewed the accompanying consolidated balance sheet of RAIT Financial Trust and consolidated subsidiaries as of June 30, 2008 and the related consolidated statements of operations, other comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, other comprehensive income (loss), shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

August 4, 2008

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

In the first six months of 2008, we generated adjusted earnings per diluted share of $1.06 and earnings per diluted share of $3.97. Our investment portfolio continues to generate net investment income which contributed to these results, though changes in fair value of financial instruments resulting from our adoption of SFAS No. 159 described below were an important factor in our financial performance for the three-month and six-month periods ended June 30, 2008.

We continue to see opportunities for new investments generating favorable returns in our commercial real estate and European portfolios. We originated $388.7 million of gross asset production in these portfolios during the six-month period ended June 30, 2008, financed primarily through the sale of loan participations and cash available in our commercial real estate and unconsolidated European collateralized debt obligations, or CDOs, that generated fee income for us. In addition, we continued to build relationships with sources of financing while preserving our liquidity.

We continue to focus on managing our liquidity by using financing strategies that preserve our capital and by reducing our exposure to possible margin calls under repurchase agreements. In the first half of 2008, we repaid $91.7 million of repurchase agreement indebtedness through the use of available cash resources, cash flow from operating activities and repayments from investments and we expect to continue to reduce amounts outstanding under our repurchase agreements.

The significant disruptions in the credit markets, abrupt and significant devaluations of assets directly or indirectly linked to the U.S. real estate finance markets, and the attendant removal of liquidity, both long and short term, from the capital markets that began in the second half of 2007 have continued to have an adverse effect on us and companies we finance. We continue to respond to credit deterioration of TruPS issuers primarily in the mortgage finance and homebuilder sectors held by collateralized securitizations we consolidate, which has adversely affected the cash flow we receive from our securitizations and the fair value of their collateral. CMBS financing has become less available as a source of refinancing for our borrowers, which slowed the pace of refinancing by our borrowers while also creating new lending opportunities for us. In addition, we have seen the delinquency rates in our residential mortgage portfolio and commercial real estate loan portfolio increase. While we believe we have made appropriate adjustments to the valuation of our investments and our provision for losses in our residential mortgage and commercial real estate loan portfolios, we cannot assure you that we will not be adversely effected by further similar developments in our investment portfolio.

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

The following table summarizes the cumulative net fair value adjustments through June 30, 2008 for the specific financial assets and liabilities elected for the fair value option under SFAS No. 159 (dollars in thousands):

	Fair Value Adjustments as of December 31, 2007	SFAS No. 159 Fair Value Adjustments on January 1, 2008	SFAS No. 159 Fair Value Adjustments during Six-Month Period Ended June 30, 2008	Cumulative Fair Value Adjustments as of June 30, 2008
Assets:
Investments in securities (1)	$(494,765)	$(99,991)	$(612,605)	$(1,207,361)
Deferred financing costs, net of accumulated amortization	—	(18,047)	—	(18,047)

Liabilities:
Trust preferred obligations	—	52,070	51,319	103,389
CDO notes payable	—	1,520,616	946,701	2,467,317
Derivative liabilities	(155,080)	—	(32,509)	(187,589)
Other liabilities	—	6,103	—	6,103

Fair value adjustments before allocation to minority interest	(649,845)	1,460,751	352,906	1,163,812
Allocation of fair value adjustments to minority interest	123,881	(373,357)	(90,555)	(340,031)

Cumulative effect on shareholders’ equity	$(525,964)	$1,087,394	$262,351	$823,781

(1)	Prior to January 1, 2008, trading securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option under SFAS No. 159 for trading securities did not change their carrying value and resulted in a reclassification of $310.5 million from accumulated other comprehensive income (loss) to retained earnings (deficit) on January 1, 2008.

Through June 30, 2008, the cumulative effect of the fair value adjustments recorded on each financial asset and liability selected for the fair value option under SFAS No. 159 was a net increase in shareholders’ equity of $823.8 million. This increase in shareholders’ equity may reverse through earnings as an unrealized loss in the future as we continue to record our financial assets and liabilities at fair value. Given the market conditions referred to above and the volatility in interest rates and the credit performance of our underlying collateral, we cannot assure you that there will not be further significant fluctuations in the fair value of our assets and liabilities subject to SFAS No. 159, which could have a material effect on our financial performance.

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

Our Investment Portfolio

Please refer to our Annual Report on Form 10-K for additional information regarding each asset class. The table below summarizes our investment portfolio as of June 30, 2008:

	Amortized Cost(1)	Estimated Fair Value(2)	Percentage of Total Portfolio(3)	Weighted-Average Coupon(4)
	(dollars in thousands)
Investments in Mortgages and Loans
Commercial mortgages and mezzanine loans	$2,130,887	$2,127,317	24.2%	8.3%
Residential mortgages and mortgage-related receivables(5)	3,813,542	3,298,513	37.6%	5.6%

Total investments in mortgages and loans	5,944,429	5,425,830	61.8%	6.7%
Investments in Securities
TruPS and subordinated debentures	3,416,597	2,566,231	29.2%	7.1%
Unsecured REIT note receivables	370,889	326,867	3.7%	6.0%
CMBS receivables	213,921	129,058	1.5%	5.8%
Other securities	118,210	60,374	0.7%	7.6%

Total investments in securities	4,119,617	3,082,530	35.1%	6.9%
Investment in real estate interests	270,578	270,578	3.1%	N/A

Total Portfolio/Weighted Average	$10,334,624	$8,778,938	100.0%	6.8%

(1)	Amortized cost reflects the cost incurred by us to acquire or originate the asset, net of origination discount.
(2)	The fair value of our investments represents management’s estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our management bases this estimate on the underlying interest rates and credit spreads and, to the extent available, quoted market prices. The amortized cost of our investment in real estate interests approximates fair value.
(3)	Percentages are based on estimated fair value.
(4)	Weighted average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to amortized cost or estimated fair value.
(5)

Our investments in residential mortgages and mortgage-related receivables at June 30, 2008 consisted of investments in adjustable rate residential mortgages. These mortgages bear interest rates that are fixed for three, five, seven and ten year periods, respectively, and reset annually thereafter and are referred to as 3/1, 5/1, 7/1 and 10/1 ARMs, respectively. We financed our investment in these assets through short-term repurchase agreements and long-term securitizations.

A summary of each asset class is as follows:

Commercial real estate loans, including mortgage loans and mezzanine loans.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans and other loans as of June 30, 2008 (dollars in thousands):

	Carrying Amount	Estimated Fair Value	Range of Loan Yields	Weighted Average Coupon	Range of Maturities	Number of Loans	% of Total Loan Portfolio
Commercial mortgages	$1,426,195	$1,416,252	5.2% – 19.0%	7.7%	Aug. 2008 – Aug. 2012	120	66.9%
Mezzanine loans	526,070	529,748	5.1% – 17.0%	10.5%	Aug. 2008 – Aug. 2021	159	24.7%
Other loans	178,622	181,317	4.4% – 9.1%	6.2%	Dec. 2008 – Oct. 2016	11	8.4%

Total	$2,130,887	$2,127,317		8.3%		290	100.0%

The charts below describe the property types and the geographic breakdown of our commercial mortgage, mezzanine loans and other loans we own as of June 30, 2008 (based on amortized cost):

(a)	Based on Carrying Amount

Residential mortgages and mortgage-related receivables. We acquire residential mortgage loans with the intention of holding them for investment, rather than for sale. These mortgage loans, at origination, had an average FICO score of 738, an average principal balance of approximately $478,000 and an average loan-to-value ratio of approximately 74.9%. As of June 30, 2008, these residential mortgage loans had a weighted-average interest rate of approximately 5.6%. A FICO score is a credit score developed by Fair Isaac & Co., or Fair Isaac, for rating the credit risk of borrowers. FICO scores range from 300-850 and a higher score indicates a lower credit risk. Fair Isaac’s website states that the median FICO score in the United States is 723.

Set forth below is certain information with respect to the residential mortgage and mortgage-related receivables owned as of June 30, 2008 (dollars in thousands).

	Carrying Amount	Weighted Average Coupon	Average Next Adjustment Date	Average Contractual Maturity	Average FICO Score	Number of Loans	Percentage of Portfolio
3/1 ARM	$102,639	5.6%	Aug. 2008	Aug. 2035	731	267	2.7%
5/1 ARM	3,127,520	5.6%	July 2010	Sept. 2035	739	6,507	82.0%
7/1 ARM	525,416	5.7%	Sept. 2011	July 2035	737	1,162	13.8%
10/1 ARM	57,967	5.7%	June 2015	June 2035	749	68	1.5%

Total	$3,813,542	5.6%			738	8,004	100.0%

The following charts below describe FICO score, at origination, housing type and geographic breakdown of the residential mortgages and mortgage-related receivables we own as of June 30, 2008:

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

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of June 30, 2008 (dollars in thousands):

				Issuer Statistics
Industry Sector	Estimated Fair Value	% of Total	Weighted Average Coupon	Weighted Average Ratio of Debt to Total Capitalization (a)	Weighted Average Interest Coverage Ratio (a)
Commercial Mortgage	$855,558	33.4%	7.1%	73.4%	1.7x
Office	475,932	18.5%	6.8%	71.3%	2.1x
Specialty Finance	405,089	15.8%	7.0%	87.3%	1.8x
Homebuilders	288,553	11.2%	8.3%	71.9%	1.4x
Retail	199,780	7.8%	4.7%	89.7%	1.8x
Residential Mortgage	169,458	6.6%	6.4%	98.4%	1.1x
Hospitality	100,314	3.9%	7.5%	80.0%	2.5x
Storage	71,547	2.8%	7.3%	65.7%	2.8x

Total	$2,566,231	100.0%	7.1%	78.0%	1.8x

(a)	This is the equity capitalization of our TruPS issuers based on information available to management, as provided by our issuers or through public filings, as of June 30, 2008.
(b)	Based on Estimated Fair Value.

Mortgage-backed securities, including RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities. We have invested, and expect to continue to invest, in RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities.

The table and the chart below describe certain characteristics of our mortgage-backed securities and other real estate-related debt securities as of June 30, 2008 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted Average Coupon	Weighted Average Years to Maturity	Amortized Cost
Unsecured REIT note receivables	$326,867	6.0%	8.4	$370,889
CMBS receivables	129,058	5.8%	34.3	213,921
Taberna Europe I & II CDO investments	43,027	12.2%	29.9	51,794
Other securities	17,347	5.7%	38.8	66,416

Total	$516,299	6.3%	22.2	$703,020

(a)	S&P ratings as of June 30, 2008.

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

The table below summarizes the amounts included in our consolidated financial statements for real estate investment interests and preferred equity interests (dollars in thousands):

As of June 30, 2008
Multi-family	$82,518
Office	180,902
Retail and other	14,289

Subtotal	277,709
Plus: Escrows and reserves	1,017
Less: Accumulated depreciation	(8,148)

Investments in real estate interests	$270,578

Credit Summary

The table below summarizes our non-accrual status investments and loan loss reserves at June 30, 2008 (dollars in thousands):

	Carrying Value of Investments (1)	Number of Non-Accrual Status Investments	Carrying Value of Non-Accrual Status Investments		Percentage of Asset Class(es)	Loan Loss Reserves
Commercial mortgages, mezzanine loans and other loans	$2,130,887	4	$42,250		2.0%	$38,500	(2)
Investments in real estate interests	270,578	—	—		—	—
Residential mortgages and mortgage-related receivables	3,813,542	350	142,702	(3)	3.7%	16,973
Investments in securities and security related receivables (4)	3,082,530	13	64,869		2.1%	N/A	(5)

Total	$9,297,537	367	$249,821		2.7%	$55,473

(1)	Carrying value represents the value at which the respective asset class is recorded on our balance sheet in accordance with GAAP.
(2)	Pertains to 11 loans, 4 of which are on non-accrual status, with a $177.2 million aggregate unpaid principal balance.
(3)	Includes loans delinquent over 60 days, in foreclosure, bankrupt or real estate owned as of June 30, 2008.
(4)	Investments in securities and security related receivables are recorded at fair value in our consolidated balance sheet in accordance with GAAP. The unpaid principal value of these investments as of June 30, 2008 is $4.3 billion. The unpaid principal balance of the non-accrual investments in this category is $373.1 million, or 8.6% of the total unpaid principal balance.
(5)	Loan loss reserves are not applicable for investments in securities and security related receivables, including our investments in European, U.S. TruPS or other securities, as these items are carried at fair value in our consolidated financial statements. The estimated fair value adjustment for our U.S. TruPS portfolio is recorded as a component of GAAP net income. The estimated fair value adjustments for our investments in European securitizations and other securities are recorded as a component of accumulated other comprehensive income within shareholders’ equity. A charge to GAAP net income is recorded only if an other than temporary impairment is identified within our European portfolio or other investments. While RAIT believes the estimated fair values of these asset classes are affected by any related credit quality issues, under GAAP, no separate loan loss reserve is established.

Securitization Summary

Through June 30, 2008, our management team has structured and manages 13 CDOs, including CDOs structured at Taberna prior to our merger with it as follows: Taberna Preferred Funding I, Ltd., or Taberna I, Taberna Preferred Funding II, Ltd., or Taberna II, Taberna Preferred Funding III, Ltd., or Taberna III, Taberna Preferred Funding IV, Ltd., or Taberna IV, Taberna Preferred Funding V, Ltd., or Taberna V, Taberna Preferred Funding VI, Ltd., or Taberna VI, Taberna Preferred Funding VII, Ltd., or Taberna VII, Taberna Preferred Funding VIII, Ltd., or Taberna VIII, Taberna Preferred Funding IX, Ltd., or Taberna IX, Taberna Europe CDO I, P.L.C., or Taberna Europe I, Taberna Europe CDO II, P.L.C., or Taberna Europe II, RAIT CRE CDO I, Ltd., or RAIT I and RAIT CRE CDO II, Ltd., or RAIT II, all of which we manage. Set forth below is certain information about each CDO as of June 30, 2008 (dollars in millions):

			RAIT’s Retained Interests
CDO	Type Of Collateral	Total Collateral Amount	Investment Grade Debt	Non Investment Grade Debt	Equity Retained	Total Investment	Value of Retained Interests on a GAAP Basis (1)	Value of Retained Interests on an Economic Book Value Basis (1)
Taberna I (2)	TruPS, subordinated debt, CMBS and unsecured REIT notes	$663.0	$3.4	$—	$0.3	$3.7	$0.3	$0.3
Taberna II (2)	TruPS, subordinated debt, CMBS and unsecured REIT notes	983.0	—	13.0	44.5	57.5	—	—
Taberna III (3)	TruPS, subordinated debt, CMBS and unsecured REIT notes	745.0	17.0	23.0	30.3	70.3	195.3	70.3
Taberna IV (3)	TruPS, subordinated debt, CMBS and unsecured REIT notes	650.0	6.8	24.4	26.0	57.2	192.6	57.2
Taberna V (2)	TruPS, subordinated debt, CMBS and unsecured REIT notes	700.0	—	13.0	19.7	32.7	—	—
Taberna VI (3)	TruPS, subordinated debt, senior secured loans, CMBS and unsecured REIT notes	671.3	5.5	3.5	30.0	39.0	204.2	39.0
Taberna VII (3)	TruPS, subordinated debt, first mortgages, CMBS and unsecured REIT notes	633.7	17.5	21.0	30.8	69.3	126.6	69.3
Taberna VIII (4)	TruPS, subordinated debt, first mortgages, CMBS and unsecured REIT notes	735.0	35.0	33.0	60.0	128.0	407.9	128.0
Taberna IX (5)	TruPS, subordinated debt, first mortgages, CMBS and unsecured REIT notes	743.3	89.0	45.0	52.5	186.5	248.6	185.4
Taberna Europe I (6) (7)	Subordinated debt, senior loans, CMBS, other real estate-related assets and financial institution obligations	945.3	—	22.1	17.7	39.8	27.9	27.9
Taberna Europe II (6) (7) (8)	Subordinated debt, senior loans, CMBS, other real estate-related assets and financial institution obligations	1,418.0	—	3.2	27.6	30.8	15.1	15.1
RAIT I (9)	Commercial mortgages and mezzanine loans	984.6	—	35.0	165.0	200.0	184.3	200.0
RAIT II (9)	Commercial mortgages and mezzanine loans	810.6	55.5	30.5	110.2	196.2	168.3	196.2

TOTAL		$10,682.8	$229.7	$266.7	$614.6	$1,111.0	$1,771.1	$988.7

(1)	These columns represent the basis of our retained interests in these entities under GAAP principles and under our definition of economic book value. The difference between the two columns represents our unrealized gains (losses) recognized in excess of our value of risk that is used to reconcile our Tangible Book Value to Economic Book Value. See “Performance Measures-Economic Book Value” below for a discussion of how we calculate the value of retained interests on an Economic Book Value basis. Economic book value is not intended to represent fair value.
(2)	These CDOs are managed and are not consolidated. These CDOs are currently failing several of their respective over-collateralization tests due to collateral defaults and are re-directing approximately $1.5 million of currently available cash flow, in the aggregate on a quarterly basis, associated with our retained interests, to repay principal on senior debt. Additionally, while we are collecting $1.2 million of senior management fees on these CDOs, we are not collecting $1.2 million of our subordinate management fees.
(3)	These CDOs are managed and consolidated CDOs. These CDOs are currently failing several of their respective over-collateralization tests due to collateral defaults and are re-directing approximately $3.4 million of currently available cash flow, in the aggregate on a quarterly basis, associated with our retained interests, to repay principal on senior debt. However, we are receiving $0.2 million of cash flow, in the aggregate on a quarterly basis, associated with our retained interests. Additionally, while we are collecting $1.4 million of senior management fees on these CDOs, we are not collecting $1.4 million of our subordinate management fees.
(4)	This CDO is managed and consolidated. This CDO cured its failing over-collateralization tests as of June 30, 2008 and will be paying cash flow based upon its respective payment priorities in August 2008. We expect to receive approximately $4.7 million of currently available cash flow, on a quarterly basis, associated with our retained interests and $0.4 million and $0.4 million of senior and subordinated management fees on a quarterly basis.
(5)	This CDO is managed and consolidated. This CDO is performing and paying cash flow based upon its respective payment priorities. We receive approximately $4.1 million of cash flow, on a quarterly basis, associated with our retained interests and $0.2 million and $0.4 million of senior and subordinated management fees, respectively, on a quarterly basis. This CDO went effective in January 2008.
(6)	These CDOs are managed CDOs and are not consolidated. Each of these CDOs is performing and paying cash flow based upon respective payment priorities within its respective indenture. We are receiving $1.6 million of currently available cash flow, in the aggregate on a quarterly basis, associated with our retained interests. Additionally, we are collecting, in the aggregate on a quarterly basis, $1.2 million of senior management fees on these CDOs and $0.9 million of subordinate management fees.
(7)	Amounts presented related to these CDOs are converted to U.S. dollars based on U.S. dollar to Euro exchange rates as of June 30, 2008.
(8)	This securitization is currently in its “ramp” period, which means that the securitization is still acquiring collateral. This amount represents the total amount of collateral expected to be owned by the CDO when the ramp period closes. S&P has placed the senior debt securities issued by this CDO on negative watch pending rating agency confirmation in September 2008. If rating agency confirmation is not obtained, the CDO will re-direct all available cash flow to repay principal on senior debt until such time as the CDO is confirmed by the rating agencies.
(9)	These CDOs are managed and consolidated commercial real estate, or CRE, CDOs. Each of these CDOs is performing and paying cash flow based upon its respective payment priorities. We receive approximately $18.5 million of cash flow, quarterly, associated with our retained interests.

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

Through June 30, 2008, we completed six securitizations of residential mortgage loans, which had aggregate unpaid principal balances of approximately $3.8 billion as of June 30, 2008. The following table summarizes the total collateral amount, our retained interests and loan delinquencies greater than 60 days for each of the six securitizations as of June 30, 2008 (dollars in millions):

	Total Collateral Amount	Our Retained Interests (1)	Loan Delinquencies > 60 days (2)
Bear Stearns ARM Trust 2005-7	$404.0	$32.9	2.7%
Bear Stearns ARM Trust 2005-9	852.7	51.5	1.6%
Citigroup Mortgage Loan Trust 2005-1	566.6	43.1	1.0%
CWABS Trust 2005 HYB9	785.1	43.9	9.3%
Merrill Lynch Mortgage Investors Trust, Series 2005-A9	671.7	45.3	2.6%
Merrill Lynch Mortgage Backed Securities Trust, Series 2007-2	547.3	23.8	3.4%

Total	$3,827.4	$240.5	3.6%

(1)	We have retained all of the “equity” interests in these securitizations. All of the debt issued by these securitizations that was not retained by us is rated “AAA” by various rating agencies.
(2)	Based on Total Collateral Amount as of June 30, 2008. Our total loan loss reserve associated with our residential mortgage portfolio was $17.0 million as of June 30, 2008.

Performance Measures

We use adjusted earnings, total fees generated, assets under management, or AUM, and economic book value as tools to measure our financial and operating performance. The following defines these measures and describes their relevance to our financial and operating performance:

•

Adjusted Earnings—We measure our performance using adjusted earnings in addition to net income (loss). Adjusted earnings represents net income (loss) available to common shares, computed in accordance with GAAP, before depreciation, amortization of intangible assets, provision for losses, changes in fair value of financial instruments, net of minority interests, unrealized (gains) losses on hedges, interest cost of hedges, net of minority interests, asset impairments, net of minority interests, capital gains (losses), net gain on deconsolidation of VIEs, share-based compensation, write-off of unamortized deferred financing fees, deferred fee revenue and our deferred tax provisions. These items are recorded in accordance with GAAP and are typically non-cash items that do not impact our operating performance or dividend paying ability.

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

Adjusted earnings, as a non-GAAP financial measurement, does not purport to be an alternative to net income (loss) determined in accordance with GAAP, or a measure of operating performance or cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Instead, adjusted earnings should be reviewed in connection with net income (loss) and cash flows from operating, investing and financing activities in our consolidated financial statements to help analyze management’s expectation of potential future losses from our investment portfolio and other non-cash matters that impact our financial results. Adjusted earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted earnings to these other REITs.

During the six-month period ended June 30, 2008, we revised our definition of adjusted earnings to exclude capital gains (losses). Capital gains (losses), while economic gains or losses, do not currently impact operating performance or dividend paying ability. This revision resulted in an increase of $2.2 million to the computation of adjusted earnings for the three-month and six-month periods ended June 30, 2007.

The table below reconciles the differences between reported net income available to common shares and adjusted earnings for the three-month and six-month periods ended June 30, 2008 and 2007 (dollars in thousands):

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2008	2007	2008	2007
Net income available to common shares, as reported	$114,450	$27,388	$244,566	$47,736
Add (deduct):
Provision for losses	25,310	845	35,583	4,563
Depreciation expense	1,385	1,103	2,766	1,871
Amortization of intangible assets	6,094	14,289	13,165	28,578
Gains on extinguishment of debt	(8,662)	—	(8,662)	—
Change in fair value of financial instruments, net of allocation to minority interest of $(8,955) and $90,555 for the three-month and six-month periods ended June 30, 2008, respectively	(106,011)	—	(262,351)	—
Unrealized (gains) losses on interest rate hedges	66	(429)	(15)	(517)
Interest cost of hedges, net of allocation to minority interest of $3,977 and $6,351 for the three-month and six-month periods ended June 30, 2008, respectively	(11,300)	—	(17,906)	—
Capital losses (1)	—	2,239	32,059	2,239
Asset impairments	9,629	—	20,323	—
Share-based compensation	2,453	2,781	4,298	5,737
Write-off of unamortized deferred financing costs	—	2,985	—	2,985
Fee income deferred (recognized)	(116)	14,986	189	32,995
Deferred tax provision (benefit)	231	(10,577)	1,223	(18,690)

Adjusted earnings	$33,529	$55,610	$65,238	$107,497

(1)	During the six-month period ended June 30, 2008, certain of our warehouse arrangements were terminated. We have recorded the estimated loss of our warehouse deposits as a component of the change in fair value of free-standing derivatives in our consolidated statement of operations.

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

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2008	2007	2008	2007
Fee and other income, as reported	$4,594	$1,683	$12,003	$9,564
Add (deduct):
Asset management fees eliminated	4,172	5,750	8,561	10,238
Deferred structuring fees	—	5,788	—	11,413
Deferred (recognized) origination fees, net of amortization	(116)	9,198	189	21,582

Total Fees Generated	$8,650	$22,419	$20,753	$52,797

•

Assets Under Management—AUM represents the total assets that we own or are managing for third parties. While not all AUM generates fee income, it is an important operating measure to gauge our asset growth, volume of originations, size and scale of our operations and our financial performance. AUM includes our total investment portfolio and assets associated with unconsolidated CDOs for which we derive asset management fees. As of June 30, 2008, our total AUM was $14.5 billion, an increase of $0.2 billion, or 1.4%, from $14.3 billion as of December 31, 2007.

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

The table below reconciles the differences between reported shareholders’ equity, book value, tangible book value and economic book value as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	As of June 30, 2008		As of December 31, 2007
	Amount	Per Share (2)	Amount	Per Share (2)
Shareholders’ equity, as reported	$1,877,534	$29.42	$579,243	$9.49
Add (deduct):
Liquidation value of preferred shares (1)	(165,458)	(2.59)	(165,458)	(2.71)

Book Value	1,712,076	26.83	413,785	6.78
Unamortized intangible assets	(42,958)	(0.67)	(56,123)	(0.92)

Tangible Book Value	1,669,118	26.16	357,662	5.86
Unrealized (gains) losses recognized in excess of value at risk	(782,417)	(12.26)	284,002	4.66

Economic Book Value	$886,701	$13.90	$641,664	$10.52

(1)	Based on 2,760,000 Series A preferred shares, 2,258,300 Series B preferred shares, and 1,600,000 Series C preferred shares, all of which have a liquidation preference of $25.00 per share.
(2)	Based on 63,808,255 and 61,018,231 common shares outstanding as of June 30, 2008 and December 31, 2007, respectively.

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

The table below reconciles the differences between reported net income available to common shares, total taxable income and estimated REIT taxable income for the three-month and six-month periods ended June 30, 2008 and 2007 (dollars in thousands):

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2008	2007	2008	2007
Net income available to common shares, as reported	$114,450	$27,388	$244,566	$47,736
Add (deduct):
Provision for losses, net of charge-offs	19,149	845	29,422	4,563
Domestic TRS book-to-total taxable income differences:
Income tax benefit	(2,293)	(4,657)	(2,434)	(5,080)
Fees received and deferred in consolidation	148	14,840	307	32,849
Stock compensation and other temporary tax differences	(2,931)	1,645	867	2,648
Capital losses not offsetting capital gains and other temporary tax differences	—	—	32,059	—
Asset impairments	9,629	—	20,323	—
Change in fair value of financial instruments, net of minority interest of ($8,955) and 90,555 for the three-month and six-month periods ended June 30, 2008, respectively	(106,011)	—	(262,351)	—
Amortization of intangible assets	6,094	14,289	13,165	28,578
CDO investments aggregate book-to-taxable income differences(1)	(22,971)	1,410	(34,503)	(379)
Accretion of (premiums) discounts	2,754	1,085	2,271	1,660
Other book to tax differences	(701)	—	(301)	(123)

Total taxable income	17,317	56,845	43,391	112,452
Less: Taxable income attributable to domestic TRS entities	3,979	(13,809)	2,236	(35,627)
Plus: Dividends paid by domestic TRS entities	5,500	11,000	12,000	27,250

Estimated REIT taxable income (prior to deduction for dividends paid)	$26,796	$54,036	$57,627	$104,075

(1)	Amounts reflect the aggregate book-to-total taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.

Results of Operations

Three-Month Period Ended June 30, 2008 Compared to the Three-Month Period Ended June 30, 2007

Revenue

Investment interest income. Investment interest income decreased $56.6 million, or 24.2%, to $177.3 million for the three-month period ended June 30, 2008 from $233.9 million for the three-month period ended June 30, 2007. This net decrease was primarily attributable to: decreases in interest income of $33.1 million on approximately $1.5 billion of investments resulting from the deconsolidation of our Taberna II and Taberna V CDOs during the latter half of 2007, $12.6 million from the sale of other securities subsequent to June 30, 2007, and $6.3 million from approximately $514.2 million in repayments on our residential mortgage loans; these decreases were offset by an increase in interest income of $12.5 million from the closing and consolidation of Taberna IX in June 2007. The remaining decrease was primarily related to the reduction in short-term LIBOR from June 30, 2007 through June 30, 2008 of approximately 2.6% and $558.1 million in total principal amount of investments on non-accrual status as of June 30, 2008.

Investment interest expense. Investment interest expense decreased $61.0 million, or 33.7%, to $119.8 million for the three-month period ended June 30, 2008 from $180.8 million for the three-month period ended June 30, 2007. This net decrease was primarily attributable to: decreases in interest expense of $26.0 million on approximately $1.5 billion of indebtedness resulting from the deconsolidation of our Taberna II and Taberna V CDOs during the latter half of 2007, $13.2 million from reductions in our repurchase agreements and other indebtedness used to finance various investments on a short-term basis, $6.7 million from repayments of our residential mortgage-backed securities used to finance our residential mortgage portfolio and $3.0 million related to the write-off of unamortized deferred financing costs resulting from the termination of a line of credit in April 2007; these decreases were offset by increases in interest expense of $6.9 million from the issuance of CDO notes payable from RAIT II in June 2007 and $6.8 million from the closing and consolidation of Taberna IX in June 2007. The remaining decrease was primarily related to the reduction in short-term LIBOR from June 30, 2007 through June 30, 2008 of approximately 2.6% and the presentation of interest cost of hedges in change in fair value of financial instruments during the three-month period ended June 30, 2008 due to the adoption of SFAS No. 159 on January 1, 2008.

Provision for losses. The provision for losses relates to our investments in residential mortgages and mortgage-related receivables acquired from Taberna and our commercial mortgage loan portfolio. The provision for losses increased by $24.5 million for the three-month period ended June 30, 2008 to $25.3 million as compared to $0.8 million for the three-month period ended June 30, 2007. Since December 31, 2007, our delinquencies in our residential mortgage portfolio have increased by $60.6 million, including $48.6 million in real estate-owned, bankruptcy or foreclosure property. Additionally, certain loans in our commercial loan portfolio have continued to deteriorate with our estimate of potential loss increasing. While we believe we have properly reserved for the possibility of losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue or adjust our loan loss reserve as circumstances or conditions change. As of June 30, 2008, $42.3 million of our commercial mortgages and mezzanine loans and $142.7 million of our residential mortgages and mortgage-related receivables were on non-accrual status.

Rental income. Rental income increased $1.3 million, or 47.8%, to $3.9 million for the three-month period ended June 30, 2008 from $2.6 million for the three-month period ended June 30, 2007. This increase was primarily attributable to three new properties, with total assets of approximately $82.5 million, acquired or consolidated since or during the three-month ended June 30, 2007.

Fee and other income. Fee and other income increased $2.9 million to $4.6 million for the three-month period ended June 30, 2008 from $1.7 million for the three-month period ended June 30, 2007. This increase was due to increased origination fees of $2.2 million and increased asset management fees of $0.7 million from our commercial loan and European activities during the three-month period ended June 30, 2008 as compared to the three-month period ended June 30, 2007.

Expenses

Compensation expense. Compensation expense increased $2.6 million, or 45.5%, to $8.4 million for the three-month period ended June 30, 2008 from $5.8 million for the three-month period ended June 30, 2007. This increase was due to increased compensation costs of $2.3 million associated with lower capitalized costs resulting from a reduction of commercial loan and domestic TruPS production, $0.7 million of increased compensation associated with operations in Europe, and $0.3 million increase in salary, bonus and other compensation costs offset by lower stock based compensation amortization of $0.7 million resulting from phantom unit forfeitures from our executives in December 2007.

Real estate operating expense. Real estate operating expense increased $1.2 million, or 44.1%, to $3.9 million for the three-month period ended June 30, 2008 from $2.7 million for the three-month period ended June 30, 2007. This increase was primarily attributable to three new properties, with total assets of approximately $82.5 million, acquired or consolidated since or during the three-month period ended June 30, 2007.

        General and administrative expense. General and administrative expense increased $1.1 million, or 19.4%, to $6.9 million for the three-month period ended June 30, 2008 from $5.8 million for the three-month period ended June 30, 2007. This increase is primarily due to $1.6 million of increased legal expenses related to the class action securities lawsuit offset by $0.5 million of decreased other general and administrative costs, including rent expense and travel and entertainment expense.

Depreciation expense. Depreciation expense increased $0.3 million to $1.4 million for the three-month period ended June 30, 2008 from $1.1 million for the three-month period ended June 30, 2007. This increase was primarily attributable to three new properties, with total assets of approximately $82.5 million, acquired or consolidated since or during the three-month period ended June 30, 2007 as well as increased depreciation of furniture and fixtures we added since June 30, 2007.

Amortization of intangible assets. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006. Amortization expense decreased $8.2 million, or 57.4%, to $6.1 million for the three-month period ended June 30, 2008 from $14.3 million for the three-month period ended June 30, 2007. This decrease resulted from the full amortization of some of the identified intangibles ($34.8 million had a useful life of one year) and $13.2 million in asset impairments recorded since June 30, 2007.

Other Income (Expenses)

Interest and other income. Interest and other income decreased $4.8 million to $0.1 million for the three-month period ended June 30, 2008 from $4.9 million for the three-month period ended June 30, 2007. This decrease is due to reduced average cash and restricted cash balances during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 as well as reduced interest rates offered by financial institutions in 2008.

Losses on sale of assets. Losses on sale of assets was $0.1 million for the three-month period ended June 30, 2008 compared to $2.8 million for the three-month period ended June 30, 2007. These losses were associated with the sales of investments in securities during the three-month periods ended June 30, 2008 and 2007.

Gains on extinguishment of debt. Gains on extinguishment of debt during the three-month period ended June 30, 2008 are attributable to the repurchase of $21.0 million in aggregate principal amount of convertible senior notes from the market for a total purchase price of $11.9 million. As a result, we recorded a gain on extinguishment of debt of $8.6 million, net of $0.5 million deferred financing costs that were written off associated with these convertible senior notes.

Change in fair value of free-standing derivatives. The change in fair value of free-standing derivatives represents the earnings (loss) on (of) our first-dollar risk of loss associated with our warehouse facilities. During the six-month period ended June 30, 2008, our warehouse agreements terminated with the respective financial institutions. As such, we do not currently expect that we will recover our warehouse deposits. During the six-month period ended June 30, 2008, we have recorded a loss of $32.1 million on our warehouse deposits. The write-off of these warehouse deposits are our only exposure under these warehouse agreements and we have no further obligations thereunder.

Change in fair value of financial instruments. The change in fair value of financial instruments represents the financial assets, liabilities and derivatives whereby we have elected to record fair value adjustments under SFAS No. 159. Our election to record these assets at fair value was effective on January 1, 2008, the effective date of SFAS No. 159. Our SFAS No. 159 election impacted the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the three months ended June 30, 2008, the fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three-Month Period Ended June 30, 2008
Change in fair value of trading securities and security-related receivables	$(171,331)
Change in fair value of CDO notes payable and trust preferred obligations	156,460
Change in fair value of derivatives	111,927

Change in fair value of financial instruments	$97,056

Equity in income (loss) of equity method investments. Equity in loss of equity method investments increased $1.0 million to $1.0 million for the three-month period ended June 30, 2008 compared to approximately $0.1 million for the three-month period ended June 30, 2007. The increase relates to the accretion on our investment in a property that was accounted for under the equity method.

Asset impairments. For the three-month period ended June 30, 2008, we recorded asset impairments totaling $9.6 million that were associated with certain investments in available-for-sale securities and other assets for which we did not elect SFAS No. 159. In making this determination, management considered the estimated fair value of the investments to our cost bases, the financial condition of the related entity and our intent and ability to hold the investments for a sufficient period of time to recover our investments. For the identified investments, management believes full recovery is not likely and wrote down the investments to their current recovery value, or estimated fair value. Asset impairments were comprised of $2.7 million of other-than-temporary impairment in our available-for-sale securities and $6.9 million of other-than-temporary impairment in other assets.

Income (loss) allocated to minority interest. Minority interest represents the earnings of consolidated entities allocated to third parties, including changes in the fair values of financial instruments discussed above. Minority interest decreased $10.8 million to $4.7 million of loss allocated to minority interest for the three-month period ended June 30, 2008 from $6.1 million of income allocated to minority interest for the three-month period ended June 30, 2007. This decrease is primarily attributable to the $9.0 million of loss allocated to minority interest associated with the change in fair value of financial instruments in 2008 when compared to zero in 2007.

Provision for income taxes. We maintain several domestic and foreign TRS entities that are subject to U.S. federal, state and local income taxes and foreign taxes. For the three-month period ended June 30, 2008, the provision for income taxes was a benefit of $2.3 million, a decrease of $2.4 million from $4.7 million for the three-month period ended June 30, 2007. This decrease is primarily attributable to operating losses at several of our domestic TRS entities during the three-month period ended June 30, 2008 as compared to operating income at these same entities during the comparable 2007 period.

Discontinued operations. Discontinued operations of $0.1 million during the three-month period ended June 30, 2007 related to one real estate property that was sold in September 2007. As of June 30, 2008, we do not have any discontinued operations.

Six-Month Period Ended June 30, 2008 Compared to the Six-Month Period Ended June 30, 2007

Revenue

Investment interest income. Investment interest income decreased $76.5 million, or 17.4%, to $362.6 million for the six-month period ended June 30, 2008 from $439.1 million for the six-month period ended June 30, 2007. This net decrease was primarily attributable to: decreases in interest income of $66.0 million on approximately $1.5 billion of investments resulting from the deconsolidation of our Taberna II and Taberna V CDOs during the latter half of 2007, $17.8 million from the sale of other securities subsequent to June 30, 2007 and $13.2 million from approximately $514.2 million in repayments on our residential mortgage loans; these decreases were offset by an increase in interest income of $39.1 million from the closing and consolidation of Taberna VIII in March 2007 and Taberna IX in June 2007. The remaining decrease was primarily related to the reduction in short-term LIBOR from June 30, 2007 through June 30, 2008 of approximately 2.6% and $558.1 million in total principal amount of investments on non-accrual status as of June 30, 2008.

Investment interest expense. Investment interest expense decreased $87.1 million, or 25.6%, to $252.8 million for the six-month period ended June 30, 2008 from $339.9 million for the six-month period ended June 30, 2007. This net decrease was primarily attributable to: decreases in interest expense of $51.3 million on approximately $1.5 billion of indebtedness resulting from the deconsolidation of our Taberna II and Taberna V CDOs during the latter half of 2007, $36.9 million from reductions in our repurchase agreements and other indebtedness used to finance various investments on a short-term basis, $14.1 million from repayments of our residential mortgage-backed securities used to finance our residential mortgage portfolio and $3.0 million related to the write-off of unamortized deferred financing costs resulting from the termination of a line of credit in April 2007; these decreases were offset by increases in interest expense of $16.6 million from the issuance of CDO notes payable from RAIT II in June 2007 and $20.4 million from the closing and consolidation of Taberna VIII on March 2007 and Taberna IX in June 2007. The remaining decrease was primarily related to the reduction in short-term LIBOR from June 30, 2007 through June 30, 2008 of approximately 2.6% and the presentation of interest cost of hedges in change in fair value of financial instruments during the six-month period ended June 30, 2008 due to the adoption of SFAS No. 159 on January 1, 2008.

Provision for losses. The provision for losses relates to our investments in residential mortgages and mortgage-related receivables acquired from Taberna and our commercial mortgage loan portfolio. The provision for losses increased by $31.0 million for the six-month period ended June 30, 2008 to $35.6 million as compared to $4.6 million for the six-month period ended June 30, 2007. Since December 31, 2007, our delinquencies in our residential mortgage portfolio have increased by $60.6 million, including $48.6 million in real estate-owned, bankruptcy or foreclosure property. Additionally, certain loans in our commercial loan portfolio have continued to deteriorate with our estimate of potential loss increasing. While we believe we have properly reserved for the possibility of losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue or adjust our loan loss reserve as circumstances or conditions change. As of June 30, 2008, $42.3 million of our commercial mortgages and mezzanine loans and $142.7 million of our residential mortgages and mortgage-related receivables were on non-accrual status.

Rental income. Rental income increased $2.7 million, or 53.4%, to $7.7 million for the six-month period ended June 30, 2008 from $5.0 million for the six-month period ended June 30, 2007. This increase was primarily attributable to three new properties, with total assets of approximately $82.5 million, acquired or consolidated since or during the three-month period ended June 30, 2007.

Fee and other income. Fee and other income increased $2.4 million, or 25.5%, to $12.0 million for the six-month period ended June 30, 2008 from $9.6 million for the six-month period ended June 30, 2007. This increase was due to origination fees of $4.4 million and increased asset management fees of $3.6 million from our commercial loan and European origination activities during the six-month period ended June 30, 2008 as compared to the six-month period ended June 30, 2007, offset by a structuring fee of $5.6 million that we received in connection with the completion of Taberna Europe I in January 2007.

Expenses

Compensation expense. Compensation expense increased $2.4 million, or 17.2%, to $16.6 million for the six-month period ended June 30, 2008 from $14.2 million for the six-month period ended June 30, 2007. This increase was due to increased compensation costs of $4.0 million associated with lower capitalized costs due to a reduction of commercial loan and domestic TruPS production, and $1.1 million of increased compensation associated with operations in Europe. These increases were offset by lower stock based compensation amortization of $1.5 million resulting from phantom unit forfeitures by our executives in December 2007, $0.7 million from the vesting of certain restricted share awards subsequent to June 30, 2007 and a $0.4 million reduction in salary, bonus and other compensation costs.

Real estate operating expense. Real estate operating expense increased $2.1 million, or 39.4%, to $7.4 million for the six-month period ended June 30, 2008 from $5.3 million for the six-month period ended June 30, 2007. This increase was primarily attributable to three new properties, with total assets of approximately $82.5 million, acquired or consolidated since or during the three-month period ended June 30, 2007.

General and administrative expense. General and administrative expense decreased $0.4 million, or 2.9%, to $11.7 million for the six-month period ended June 30, 2008 from $12.1 million for the six-month period ended June 30, 2007. This decrease is primarily due a $1.0 million fee paid to Eton Park Capital Management for providing a standby commitment to purchase equity in the Taberna Europe I transaction that we closed in January 2007. No such fees were paid during the six-month period ended June 30, 2008. In addition, there were $1.4 million of increased legal expenses related to the class action securities lawsuit and professional fees and $0.5 million of increased insurance expense offset by $1.3 million of decreased other general and administrative costs, including $0.5 million of travel and entertainment expense, $0.5 million of costs related to deals that will no longer be pursued and $0.3 million of rent expense.

Depreciation expense. Depreciation expense increased $0.9 million to $2.8 million for the six-month period ended June 30, 2008 from $1.9 million for the six-month period ended June 30, 2007. This increase was primarily attributable to three new properties, with total assets of approximately $82.5 million, acquired or consolidated since or during the three-month period ended June 30, 2007 as well as increased depreciation of furniture and fixtures we added since June 30, 2007.

Amortization of intangible assets. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006. Amortization expense decreased $15.4 million, or 53.9%, to $13.2 million for the six-month period ended June 30, 2008 from $28.6 million for the six-month period ended June 30, 2007. This decrease resulted from the full amortization of some of the identified intangibles ($34.8 million had a useful life of one year) and $13.2 million in asset impairments recorded since June 30, 2007.

Other Income (Expenses)

Interest and other income. Interest and other income decreased $8.2 million to $1.2 million for the six-month period ended June 30, 2008 from $9.4 million for the six-month period ended June 30, 2007. This decrease is due to reduced average cash and restricted cash balances during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 as well as reduced interest rates offered by financial institutions in 2008.

Losses on sale of assets. Losses on sale of assets was $0.1 million for the six-month period ended June 30, 2008 compared to $2.8 million for the six-month period ended June 30, 2007. These losses were associated with the sales of investments in securities during the six-month periods ended June 30, 2008 and 2007.

Gains on extinguishment of debt. Gains on extinguishment of debt during the six-month period ended June 30, 2008 are attributable to the repurchase of $21.0 million in aggregate principal amount of convertible senior notes from the market for a total purchase price of $11.9 million. As a result, we recorded a gain on extinguishment of debt of $8.6 million, net of $0.5 million deferred financing costs that were written off associated with these convertible senior notes.

Change in fair value of free-standing derivatives. The change in fair value of free-standing derivatives represents the earnings (loss) on (of) our first-dollar risk of loss associated with our warehouse facilities. During the six-month period ended June 30, 2008, our warehouse agreements terminated with the respective financial institutions. As such, we do not currently expect that we will recover our warehouse deposits. During the six-month period ended June 30, 2008, we have recorded a loss of $32.1 million on our warehouse deposits. The write-off of these warehouse deposits are our only exposure under these warehouse agreements and we have no further obligations thereunder.

Change in fair value of financial instruments. The change in fair value of financial instruments represents the financial assets, liabilities and derivatives whereby we have elected to record fair value adjustments under SFAS No. 159. Our election to record these assets at fair value was effective on January 1, 2008, the effective date of SFAS No. 159. Our SFAS No. 159 election impacted the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the six-month period ended June 30, 2008, the fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Six-Month Period Ended June 30, 2008
Change in fair value of trading securities and security-related receivables	$(612,605)
Change in fair value of CDO notes payable and trust preferred obligations	998,020
Change in fair value of derivatives	(32,509)

Change in fair value of financial instruments	$352,906

Equity in income (loss) of equity method investments. Equity in loss of equity method investments increased $0.9 million to $0.9 million for the six-month period ended June 30, 2008 compared to less than $0.1 million for the six-month period ended June 30, 2007. The increase relates to the accretion on an investment in a property that was accounted for under the equity method.

Asset impairments. For the six-month period ended June 30, 2008, we recorded asset impairments totaling $20.3 million that were associated with certain investments in loans, available-for-sale securities and other assets for which we did not elect SFAS No. 159. In making this determination, management considered the estimated fair value of the investments to our cost bases, the financial condition of the related entity and our intent and ability to hold the investments for a sufficient period of time to recover our investments. For the identified investments, management believes full recovery is not likely and wrote down the investments to their current recovery value, or estimated fair value. Asset impairments were comprised of $8.5 million of other-than-temporary impairment in our investments in loans, $4.9 million of other-than-temporary impairment in available-for-sale securities and $6.9 million of other-than-temporary impairment in other assets.

Income (loss) allocated to minority interest. Minority interest represents the earnings of consolidated entities allocated to third parties, including changes in the fair values of financial instruments discussed above. Income allocated to minority interest increased $87.4 million to $99.3 million for the six-month period ended June 30, 2008 from $11.9 million for the six-month period ended June 30, 2007. This increase is primarily attributable to $90.6 million of income allocated to minority interests due to the change in fair value of financial instruments in 2008 when compared to zero in 2007.

Provision for income taxes. We maintain several domestic and foreign TRS entities that are subject to U.S. federal, state and local income taxes and foreign taxes. For the six-month period ended June 30, 2008, the provision for income taxes was a benefit of $2.4 million, a decrease of $2.7 million from $5.1 million for the six-month period ended June 30, 2007. This decrease is primarily attributable to operating losses at several of our domestic TRS entities during the six-month period ended June 30, 2008 as compared to operating income at these same entities during the comparable 2007 period.

Discontinued operations. Discontinued operations of $0.2 million during the six-month period ended June 30, 2007 related to one real estate property that was sold in September 2007. As of June 30, 2008, we do not have any discontinued operations.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs. The disruption in the credit markets discussed above has reduced our liquidity and capital resources. As discussed above, due to current market conditions, the cash flow to us from a number of the securitizations we sponsored has been reduced and we do not expect to sponsor new securitizations to provide us with long-term financing for the foreseeable future. We are seeking to expand our use of secured lines of credit and other financing strategies that permit us to originate investments generating attractive returns while preserving our capital, such as participations and joint venturing arrangements. We expect to continue to receive substantial cash flow from our investment portfolio, though as discussed above, a number of our securitizations are currently failing several of their respective over-collateralization tests due to collateral defaults and are re-directing cash flow associated with our retained interests to repay principal on senior debt. We believe our available cash and restricted cash balances, funds available under our secured credit facilities, repurchase agreements and other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months. Should our liquidity needs exceed our available sources of liquidity, we believe that our CDO and investment securities could be sold directly to raise additional cash. While we expect to expand our business, we may not be able to obtain additional financing when we desire to do so, or may not be able to obtain desired financing on terms and conditions acceptable to us. If we fail to obtain additional financing, the pace of our growth could be reduced.

Our primary cash requirements are as follows:

•	to distribute a minimum of 90% of our net taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT;

•	to make investments;

•	to repay our indebtedness under our repurchase agreements;

•	to pay costs associated with future borrowings, including interest, incurred to finance our investment strategies;

•	to pay employee salaries and incentive compensation; and

•	to pay U.S. federal, state, and local taxes of our TRSs.

We intend to meet these liquidity requirements through the following:

•	the use of our cash and cash equivalent balances of $59.2 million as of June 30, 2008;

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

Cash Flows

As of June 30, 2008 and June 30, 2007, we maintained cash and cash equivalents of approximately $59.2 million and $305.6 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six-Month Periods Ended June 30
	2008	2007
Cash flow from operating activities	$82,869	$101,916
Cash flow from investing activities	325,805	(1,965,744)
Cash flow from financing activities	(477,478)	2,070,029

Net change in cash and cash equivalents	(68,804)	206,201
Cash and cash equivalents at beginning of period	127,987	99,367

Cash and cash equivalents at end of period	$59,183	$305,568

Our principal source of cash flows is from our investing activities. Our decreased cash flow from operating activities is primarily due to the reduced fees generated in 2008 as compared to 2007 as well as the increase in loans on non-accrual in 2008 as compared to 2007.

The cash inflow from our investing activities during 2008 as compared to cash outflow in 2007 reflects reduction in the volume of investments originated or purchased in 2008 as compared to 2007. Our cash inflow from investing activities resulted from $348.5 million principal repayments on loans and investments.

The cash outflow from our financing activities during 2008 as compared to a cash inflow in 2007 is due to a reduction in our capital raised in 2008 as compared to 2007. During the six months ended June 30, 2008, we have aggressively repaid short-term indebtedness of $91.7 million using available cash resources and cash flow generated during the current year.

For the three-month and six-month periods ended June 30, 2008, the cash flows generated by our investment portfolios was as follows (dollars in thousands):

	Assets Under Management	Gross Cash Flow for the Three-Month Period Ended June 30, 2008 (1)	Gross Cash Flow for the Six-Month Period Ended June 30, 2008 (1)
Commercial real estate portfolio (2)	$2,080,772	$27,760	$52,897
Residential mortgage portfolio	3,829,365	4,958	10,062
European portfolio	2,086,178	3,606	7,067
U.S. TruPS portfolio (3)	6,524,318	9,173	21,023
Other investments	1,800	252	601

Total	$14,522,433	$45,749	$91,650

(1)	Cash flows for the three-month and six-month periods ended June 30, 2008 may not be indicative of cash flows for subsequent quarterly or annual periods. See “Forward-looking Statements” section above for risks and uncertainties that could cause our gross cash flow for subsequent quarterly or annual periods to differ materially from these amounts.
(2)	Our commercial real estate portfolio is comprised of $1.6 billion of assets collateralizing RAIT I and RAIT II, $270.6 million of investments in real estate interests and $248.8 million of commercial mortgages and mezzanine loans included on our consolidated balance sheet.
(3)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna III, Taberna IV, and Taberna VI through Taberna IX, and our interests in Taberna I, Taberna II and Taberna V, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

We generated approximately $91.7 million of cash flow for the six-month period ended June 30, 2008 from our portfolios and asset management activities before operating expenses. We incurred approximately $14.7 million in corporate interest expense related to our convertible senior notes outstanding and $6.8 million in preferred share dividends during the six-month period ended June 30, 2008. The remaining net cash flow from operations was used to repay indebtedness, pay operating expenses, including cash compensation expense and general and administrative expenses, and to pay distributions to our shareholders.

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

At June 30, 2008, we had approximately $47.1 million of indebtedness under repurchase agreements with two major investment banks. We have repaid $91.7 million in repurchase agreement indebtedness during the six months ended June 30, 2008 and expect to significantly reduce the amount of borrowings under repurchase agreements during the remainder of 2008. We have maintained adequate liquidity and met all required margin calls.

Our two commercial real estate securitized financing arrangements include a revolving credit option that allows us to repay the AAA rated debt tranches totaling $475.0 million as loan repayments occur, and then draw up to the available committed amounts during the first five years of each facility. We have $23.5 million of unused capacity as of June 30, 2008, subject to future funding commitments and borrowing requirements. We also have $90.0 million of capacity under secured credit facilities with three commercial banks at June 30, 2008 of which $53.5 million was outstanding and $36.5 million was available for future commercial loans.

Capitalization

Debt Financing.

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness as of June 30, 2008 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Contractual Maturity
Repurchase agreements	$47,106	$47,106	3.2% to 3.7%	3.3%	Aug. 2008 (1)
Secured credit facilities and other indebtedness	151,523	151,523	4.5% to 8.1%	6.1%	Aug. 2008 to 2037
Mortgage-backed securities issued (2)(3)(4)	3,593,375	3,564,475	4.6% to 5.8%	5.1%	2035
Trust preferred obligations (5)	362,500	259,111	4.2% to 10.1%	6.5%	2035
CDO notes payable – amortized cost(2)(6)	1,431,250	1,431,250	2.8% to 6.5%	3.2%	2036 to 2045
CDO notes payable – fair value (2) (5)(7)	3,646,142	1,100,972	2.7% to 10.0%	3.8%	2035 to 2038
Convertible senior notes	404,000	404,000	6.9%	6.9%	2027

Total indebtedness	$9,635,896	$6,958,437		4.7%

(1)	We intend to repay or re-negotiate and extend our repurchase agreements as they mature.
(2)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(3)	Collateralized by $3,829.4 million principal amount of residential mortgages and mortgage-related receivables. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(4)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.
(5)	Relates to liabilities for which we elected to record at fair value under SFAS No. 159. See note 7.
(6)	Collateralized by $1,720.1million principal amount of commercial mortgages, mezzanine loans and other loans. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $4,178.4 million principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of June 30, 2008 was $3,085.1 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

We are aware that our convertible senior notes, CDO notes payable and other indebtedness are currently trading at substantial discounts to their respective face amounts. In order to reduce future cash interest payments, as well as future principal amounts due at maturity or upon redemption, or to otherwise benefit RAIT, we may, from time to time, purchase such convertible senior notes, CDO notes payable or other indebtedness for cash, in exchange for our equity securities, or for a combination of cash and equity securities, in each case in open market purchases, privately negotiated transactions or otherwise. We will evaluate any such transactions in light of then-existing market conditions, contractual restrictions and other factors, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Repurchase Agreements

As of June 30, 2008, we were party to several repurchase agreements that had $47.1 million in borrowings outstanding. Our repurchase agreements contain standard market terms and generally renew between one and 30 days. As the assets subject to our repurchase agreements prepay or change in value, we are required to ratably reduce our borrowings outstanding under repurchase agreements. During the three-month and six-month periods ended June 30, 2008, we repaid $20.8 million and $91.7 million, respectively, associated with our repurchase agreements.

Secured Credit Facilities and Other Indebtedness

We have secured credit facilities with three financial institutions with total capacity of $90.0 million. As of June 30, 2008, we have borrowed $53.5 million on these credit facilities leaving $36.5 million of availability. As of June 30, 2008, we have $50.2 million of junior subordinated notes issued by us outstanding and $47.8 million of other indebtedness outstanding relating to loans payable on consolidated real estate interests and other loans.

Trust Preferred Obligations

As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record trust preferred obligations at fair value. At adoption, we decreased the carrying amount of the trust preferred obligations by $52.1 million to reflect these liabilities at fair value in our financial statements. The change in fair value of the trust preferred obligations was a decrease of $12.9 million and $51.3 million for the three-month and six-month periods ended June 30, 2008, respectively, and was included in the accompanying consolidated statements of operations.

CDO Notes Payable – Fair Value

As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record CDO notes payable that are collateralized by trading securities, security-related receivables and loans at fair value. At adoption, we decreased the carrying amount of these CDO notes payable by $1.5 billion to reflect these liabilities at fair value in our financial statements. The change in fair value of these CDO notes payable was a decrease of $143.6 million and $946.7 million for the three-month and six-month periods ended June 30, 2008, respectively, and was included in the accompanying consolidated statements of operations.

Convertible Senior Notes

During the three-month and six-month periods ended June 30, 2008, we repurchased, from the market, a total of $21.0 million in aggregate principal amount of convertible senior notes for a total purchase price of $11.9 million. As a result, we recorded gains on extinguishment of debt of $8.6 million, net of $0.5 million deferred financing costs that were written off associated with these convertible senior notes.

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

On April 17, 2008, our board of trustees declared a second quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.5546875 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends were paid on June 30, 2008 to holders of record on June 2, 2008 and totaled $3.4 million.

On July 29, 2008, our board of trustees declared a third quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.5546875 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends totaling $3.4 million will be paid on September 30, 2008 to holders of record on September 2, 2008.

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

On March 25, 2008, our board of trustees declared a quarterly distribution of $0.46 per common share totaling $28.1 million that was paid on May 15, 2008 to shareholders of record as of April 4, 2008.

On June 30, 2008, our board of trustees declared a quarterly distribution of $0.46 per common share totaling $29.4 million that will be paid on August 12, 2008 to shareholders of record as of July 16, 2008.

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance 10,000,000 common shares. During the three-month and six-month periods ended June 30, 2008, we issued a total of 2,728,182 common shares pursuant to the DRSPP at a weighted-average price of $8.12 per share and we received $22.2 million of net proceeds.

Off-Balance Sheet Arrangements and Commitments

We have maintained warehouse arrangements with various investment banks. These warehouse arrangements are free-standing derivatives under SFAS No. 133. As such, our investment, or first-dollar risk of loss, is recorded at fair value each period with the change in fair value recorded in earnings.

As of June 30, 2008, we maintain a deposit of $6.1 million as a first loss deposit on one warehouse facility. We do not expect to recover this deposit and have fully accrued for this loss in other liabilities on the accompanying consolidated balance sheet. During the six-month period ended June 30, 2008, two of our warehouse facilities were terminated. Due to these events, $32.1 million was charged to earnings through the change in fair value of free-standing derivatives during the six-month period ended June 30, 2008. The write-off of these warehouse deposits represents our only exposure under our warehouse agreements and we have no further obligations thereunder.

In addition, the option we provided a warehouse provider for us to provide credit default protection on two reference securities was terminated in May 2008 and we have no further obligation thereunder.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2007 contains a discussion of our critical accounting policies. On January 1, 2008, we adopted SFAS No. 159 and revised our accounting policies as described below. See Note 2 in our unaudited consolidated financial statements as of June 30, 2008, as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

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

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, or FSP No. 140-3. FSP No. 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. FSP No. 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. The statement is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

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

In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The equity component is presented in shareholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. The statement is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Putative Consolidated Class Action Securities Lawsuit

RAIT, certain of our executive officers and trustees and the lead underwriters involved in our public offering of common shares in January 2007 were named defendants in one or more of nine putative class action securities lawsuits filed in August and September 2007 in the United States District Court for the Eastern District of Pennsylvania. By Order dated November 17, 2007, the court consolidated these cases under the caption In re RAIT Financial Trust Securities Litigation (No. 2:07-cv-03148), and appointed a lead plaintiff and lead counsel. On January 4, 2008, lead plaintiff filed a consolidated class action complaint, or the complaint, on behalf of a putative class of purchasers of our securities between June 8, 2006 and August 3, 2007. The complaint names as defendants RAIT, eleven current and former officers and trustees of RAIT, ten underwriters who participated in certain of our securities offerings in 2007 and our independent accounting firm. The complaint alleges, among other things, that certain defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by making materially false and misleading statements and material omissions in registration statements and prospectuses about our credit underwriting, our exposure to certain issuers through investments in debt securities, and our loan loss reserves and other financial items. The complaint further alleges that certain defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by making materially false and misleading statements and material omissions during the putative class period about our credit underwriting, our exposure to certain issuers through investments in debt securities, and our loan loss reserves and other financial items. The complaint seeks unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees. On March 10, 2008, defendants moved to dismiss the complaint on a number of grounds. The Court permitted plaintiffs to file a single brief in opposition to all defense motions to dismiss on May 15, 2008. All defendants filed reply briefs in support of their motions to dismiss on June 5, 2008. Thereafter, RAIT and certain of the officer/trustee defendants sought leave to file a supplemental brief, which the Court permitted as of June 24, 2008. Plaintiffs were permitted a response to the supplemental brief, which was deemed filed as of July 1, 2008. At this time, we do not anticipate further briefing on the motions to dismiss. The parties have requested oral argument on the motions to dismiss, but no argument has been scheduled. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

Shareholders’ Derivative Action

On August 17, 2007, a putative shareholders’ derivative action was filed in the United States District Court for the Eastern District of Pennsylvania naming RAIT, as nominal defendant, and certain of our executive officers and trustees as defendants. The complaint in this action alleges that certain of our executive officers and trustees breached their duties to RAIT in connection with the matters that are the subject of the securities litigation described above. The board of trustees has established a special litigation committee to investigate the allegations made in the derivative action complaint and in shareholder demands asserting similar allegations, and to determine what action, if any, RAIT should take concerning them. On October 25, 2007, pursuant to a stipulation of the parties, the court ordered the derivative action stayed pending the completion of the special committee’s investigation, subject to quarterly status reports by the special litigation committee beginning March 31, 2008. The special litigation committee filed its most recent status report with the Court on June 30, 2008. An adverse resolution of these matters could have a material adverse effect on our financial condition and results of operations.

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

At our Annual Meeting of Shareholders held on May 20, 2008, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 4, 2008, the voting results were as follows:

(a)	Each of the following nominees was elected to the Board of Trustees as follows:

TRUSTEE	VOTES FOR	VOTES WITHHELD	VOTES ABSTAIN	BROKER NON-VOTE
Betsy Z. Cohen	53,640,407	1,163,210	0	0
Daniel G. Cohen	53,650,910	1,152,708	0	0
Edward S. Brown	53,653,330	1,150,288	0	0
Frank A. Farnesi	53,671,929	1,131,689	0	0
S. Kristin Kim	53,671,441	1,132,177	0	0
Arthur Makadon	52,468,604	2,335,014	0	0
Daniel Promislo	52,456,742	2,346,876	0	0
John F. Quigley, III	53,665,530	1,138,088	0	0
Murray Stempel, III	52,476,415	2,327,203	0	0

(b)	The proposal to approve the selection of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAIN	BROKER NON-VOTE
54,139,964	414,904	248,751	0

(c)	The proposal to approve an amendment and restatement of RAIT’s 2005 Equity Compensation Plan, including renaming it the RAIT Financial Trust 2008 Incentive Award Plan, was approved as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAIN	BROKER NON-VOTE
32,424,810	3,337,810	1,028,711	18,012,289

Item 6.	Exhibits

(a)	Exhibits

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

RAIT FINANCIAL TRUST (Registrant)

Date: August 6, 2008	By:	/s/ Daniel G. Cohen
Daniel G. Cohen, Chief Executive Officer and Trustee
(On behalf of the registrant and as its Principal Executive Officer)

Date: August 6, 2008	By:	/s/ Jack E. Salmon
Jack E. Salmon, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer)

Date: August 6, 2008	By:	/s/ James J. Sebra
James J. Sebra, Senior Vice President-Finance and Chief Accounting Officer
(On behalf of the registrant and as its Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (6)

3.1.6	Certificate of Correction to the Series A Articles Supplementary. (6)

3.1.7	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

3.1.8	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.2	By-laws. (9)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (5)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust, as issuer, or RAIT, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (11)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (11)

4.7	Notation of Guarantee by RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors. (11)

10.1	Employment Agreement dated as of February 5, 2008 by and between RAIT and Ken R. Frappier. (12)

10.2	RAIT Financial Trust 2008 Incentive Award Plan, as Amended and Restated May 20, 2008 (the “IAP”).(13)

10.3	IAP Form of 2008 Cash Award Program Agreement (13)

15.1	Awareness Letter from Independent Accountants.

31.1	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

99.1	Material U.S. Federal Income Tax Considerations

(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(7)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-14760).
(10)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 11, 2008 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 27, 2008 (File No. 1-14760).