Form 10-Q
period 2008-09-30
RAIT Financial Trust
filed 2008-11-07
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

A total of 64,786,782 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding as of November 4, 2008.

RAIT FINANCIAL TRUST

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of September 30, 2008	As of December 31, 2007
Assets
Investments in mortgages and loans, at amortized cost
Commercial mortgages, mezzanine loans and other loans	$2,091,366	$2,189,939
Residential mortgages and mortgage-related receivables	3,680,672	4,065,083
Allowance for losses	(65,765)	(26,389)

Total investments in mortgages and loans	5,706,273	6,228,633
Investments in securities and security-related receivables ($2,524,695 and $2,776,833, respectively, at fair value)	2,524,695	3,827,800
Investments in real estate interests	311,214	284,252
Cash and cash equivalents	38,389	127,987
Restricted cash	196,671	298,433
Accrued interest receivable	102,190	110,287
Other assets	39,269	70,725
Deferred financing costs, net of accumulated amortization of $5,017 and $3,800, respectively	32,676	53,340
Intangible assets, net of accumulated amortization of $80,492 and $64,444, respectively	22,037	56,123

Total assets	$8,973,414	$11,057,580

Liabilities and Shareholders’ equity
Indebtedness
Repurchase agreements	$—	$138,788
Secured credit facilities and other indebtedness	205,966	146,916
Mortgage-backed securities issued	3,438,431	3,801,959
Trust preferred obligations ($208,916 at fair value as of September 30, 2008)	208,916	450,625
CDO notes payable ($841,546 at fair value as of September 30, 2008)	2,272,796	5,093,833
Convertible senior notes	404,000	425,000

Total indebtedness	6,530,109	10,057,121
Accrued interest payable	82,517	65,947
Accounts payable and accrued expenses	17,516	19,197
Derivative liabilities	233,513	201,581
Deferred taxes, borrowers’ escrows and other liabilities	66,432	104,821
Distributions payable	—	28,068

Total liabilities	6,930,087	10,476,735
Minority interest	361,875	1,602
Shareholders’ equity
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	16
Common shares, $0.01 par value per share, 200,000,000 shares authorized, 64,783,126 and 61,018,231 issued and outstanding, including 99,721 and 225,440 unvested restricted share awards, respectively	648	607
Additional paid in capital	1,610,435	1,575,979
Accumulated other comprehensive income (loss)	(154,644)	(440,039)
Retained earnings (deficit)	224,946	(557,371)

Total shareholders’ equity	1,681,452	579,243

Total liabilities and shareholders’ equity	$8,973,414	$11,057,580

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2008	2007	2008	2007
Revenue:
Investment interest income	$168,387	$232,987	$530,995	$672,053
Investment interest expense	(116,005)	(186,926)	(368,853)	(526,827)
Provision for losses	(14,992)	(6,099)	(50,575)	(10,662)

Net investment income	37,390	39,962	111,567	134,564
Rental income	4,721	3,059	12,429	8,083
Fee and other income	5,128	11,325	17,131	20,889

Total revenue	47,239	54,346	141,127	163,536
Expenses:
Compensation expense	7,085	10,187	23,690	24,359
Real estate operating expense	4,064	3,433	11,424	8,711
General and administrative expense	4,733	7,008	16,456	19,077
Depreciation expense	1,665	1,945	4,431	3,816
Amortization of intangible assets	2,883	17,473	16,048	46,051

Total expenses	20,430	40,046	72,049	102,014

Income before other income (expense), taxes and discontinued operations	26,809	14,300	69,078	61,522
Interest and other income (expense)	(87)	6,004	1,085	15,360
Gains (losses) on sale of assets	912	(7,569)	770	(10,329)
Gains on extinguishment of debt	—	—	8,662	—
Change in fair value of free-standing derivatives	—	1,673	(37,203)	6,715
Change in fair value of financial instruments	(302,245)	—	50,661	—
Unrealized gains (losses) on interest rate hedges	(290)	(3,122)	(275)	(2,605)
Equity in income (loss) of equity method investments	(9)	(49)	935	(57)
Asset impairments	(18,038)	(342,954)	(38,361)	(342,954)
(Income) loss allocated to minority interest	114,837	93,357	15,490	81,482

Income (loss) before taxes and discontinued operations	(178,111)	(238,360)	70,842	(190,866)
Income tax benefit (provision)	(173)	(1,534)	2,261	3,546

Income (loss) from continuing operations	(178,284)	(239,894)	73,103	(187,320)
Income (loss) from discontinued operations	—	(340)	—	(132)

Net income (loss)	(178,284)	(240,234)	73,103	(187,452)
Income allocated to preferred shares	(3,406)	(3,357)	(10,227)	(8,403)

Net income (loss) available to common shares	$(181,690)	$(243,591)	$62,876	$(195,855)

Earnings (loss) per share—Basic:
Continuing operations	$(2.83)	$(4.01)	$1.01	$(3.23)
Discontinued operations	—	(0.01)	—	—

Total earnings (loss) per share—Basic	$(2.83)	$(4.02)	$1.01	$(3.23)

Weighted-average shares outstanding—Basic	64,176,083	60,664,698	62,460,319	60,581,559

Earnings (loss) per share—Diluted:
Continuing operations	$(2.83)	$(4.01)	$1.01	$(3.23)
Discontinued operations	—	(0.01)	—	—

Total earnings (loss) per share—Diluted	$(2.83)	$(4.02)	$1.01	$(3.23)

Weighted-average shares outstanding—Diluted	64,176,083	60,664,698	62,492,475	60,581,559

Distributions declared per common share	$—	$0.46	$0.92	$2.10

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2008	2007	2008	2007
Net income (loss)	$(178,284)	$(240,234)	$73,103	$(187,452)
Other comprehensive income (loss)
Change in fair value of interest rate hedges	(6,543)	(142,226)	(5,958)	(35,006)
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income	290	3,122	275	2,605
Realized (gains) losses on interest rate hedges reclassified to earnings	2,399	(2,734)	7,314	(5,816)
Change in fair value of available-for-sale securities	(17,658)	(341,608)	(30,188)	(442,152)
Realized (gains) losses on available-for-sale securities reclassified to earnings, including asset impairments	—	285,328	4,542	288,088

Total other comprehensive income (loss) before minority interest allocation	(21,512)	(198,118)	(24,015)	(192,281)
Allocation to minority interest	(677)	7,234	(1,110)	3,491

Total other comprehensive income (loss)	(22,189)	(190,884)	(25,125)	(188,790)

Comprehensive income (loss)	$(200,473)	$(431,118)	$47,978	$(376,242)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine-Month Periods Ended September 30
	2008	2007
Operating activities:
Net income (loss)	$73,103	$(187,452)
Adjustments to reconcile net income to cash flow from operating activities:
Minority interest	(15,490)	(81,482)
Provision for losses	50,575	10,662
Amortization of share-based compensation	5,535	8,753
Depreciation and amortization	20,479	49,867
Amortization of deferred financing costs and debt discounts	10,700	21,639
Accretion of discounts on investments	(4,985)	(6,197)
(Gains) losses on sale of assets	(770)	10,685
Gains on extinguishment of debt	(8,662)	—
Change in fair value of financial instruments	(50,661)	—
Unrealized (gains) losses on interest rate hedges	275	2,605
Equity in (income) loss of equity method investments	(935)	57
Asset impairments	38,361	342,954
Unrealized foreign currency gains on investments	(38)	(4,100)
Changes in assets and liabilities:
Accrued interest receivable	7,618	(28,321)
Other assets	16,522	(46,200)
Accrued interest payable	16,570	35,049
Accounts payable and accrued expenses	900	523
Deferred taxes, borrowers’ escrows and other liabilities	(56,123)	26,281

Cash flows from operating activities	102,974	155,323
Investing activities:
Purchase and origination of securities for investment	(62,506)	(1,890,332)
Proceeds from sale of other securities	—	914,558
Purchase and origination of loans for investment	(113,246)	(1,235,912)
Principal repayments on loans	548,372	767,610
Investment in real estate interests	3,156	(158,244)
Proceeds from dispositions of real estate interests	28,028	12,372
(Increase) decrease in restricted cash	77,520	(98,800)
Decrease in warehouse deposits	6,058	9,416

Cash flows from investing activities	487,382	(1,679,332)
Financing activities:
Proceeds from repurchase agreements, secured credit facilities and other indebtedness	52,500	1,184,398
Repayments on repurchase agreements, secured credit facilities and other indebtedness	(160,787)	(2,094,754)
Proceeds from issuance of residential mortgage-backed securities	—	616,542
Repayments on residential mortgage-backed securities	(371,579)	(422,556)
Proceeds from issuance of CDO notes payable	56,671	1,867,907
Repayments on CDO notes payable	(177,215)	(78,085)
Proceeds from issuance of convertible senior notes	—	425,000
Repayments on convertible senior notes	(11,858)	—
Acquisition of minority interest in CDOs	(70)	(19,914)
Distributions to minority interest holders in CDOs	(138)	(13,083)
Payments for deferred costs	(512)	(52,138)
Proceeds from cash flow hedges	—	2,280
Preferred share issuance, net of costs incurred	—	38,681
Common share issuance, net of costs incurred	28,762	367,452
Repurchase of common shares	—	(74,381)
Distributions paid to preferred shares	(10,227)	(5,046)
Distributions paid to common shares	(85,501)	(141,071)

Cash flows from financing activities	(679,954)	1,601,232

Net change in cash and cash equivalents	(89,598)	77,223
Cash and cash equivalents at the beginning of the period	127,987	99,367

Cash and cash equivalents at the end of the period	$38,389	$176,590

Supplemental cash flow information:
Cash paid for interest	$309,278	$442,618
Cash paid for taxes	1,608	12,428
Non-cash decrease in goodwill	—	56,753
Non-cash increase (decrease) in trust preferred obligations	(88,125)	(206,419)
Non-cash increase (decrease) in convertible senior notes from extinguishment of debt	(9,142)	—
Distributions payable	—	31,505

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

We account for our investments in subordinated debentures owned by trust VIEs that we consolidate as available-for-sale securities. These VIEs have no ability to sell, pledge, transfer or otherwise encumber the trust or the assets of the trust until such subordinated debentures’ maturity. We account for investments in securities where the transfer meets the criteria as a financing under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or SFAS No. 140, at amortized cost. Our investments in security-related receivables represent securities that were transferred to issuers of collateralized debt obligations, or CDOs, in which the transferors maintained some level of continuing involvement.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

2)	Structuring fees—We receive structuring fees for services rendered in connection with the formation of CDO securitization entities. The structuring fee is a contractual fee paid when the related services are completed. The structuring fee is a negotiated fee with the investment bank acting as placement agent for the CDO securities and is capitalized by the securitization entity as a deferred financing cost. We may decide to invest in the debt or equity securities issued by securitization entities. We evaluate our investment in these entities under Financial Accounting Standards Board, or FASB, Interpretation No. 46R, “Consolidation of Variable Interest Entities”, or FIN 46R, to determine whether the entity is a VIE, and, if so, whether or not we are the primary beneficiary. If we are determined to be the primary beneficiary, we will consolidate the accounts of the securitization entity and, upon consolidation, we eliminate intercompany transactions, specifically the structuring fees and deferred financing costs paid. During the three-month and nine-month periods ended September 30, 2007, structuring fees of $0 and $11,413, respectively, were received and eliminated upon consolidation of securitization entities. No structuring fees were received during the nine-month period ended September 30, 2008.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by providing (a) ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, and (c) providing financial consulting to our borrowers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. Asset management fees are an administrative cost of a securitization entity and are paid by the administrative trustee on behalf of its investors. These asset management fees are recognized when earned and are paid quarterly. Asset management fees from consolidated CDOs are eliminated in consolidation. During the three-month periods ended September 30, 2008 and 2007, we earned $7,139 and $7,946, respectively, of asset management fees, of which we eliminated $4,208 and $6,300, respectively, upon consolidation of CDOs of which we are the primary beneficiary. During the nine-month periods ended September 30, 2008 and 2007, we earned $21,932 and $20,756, respectively, of asset management fees, of which we eliminated $12,769 and $16,538, respectively, upon consolidation of CDOs of which we are the primary beneficiary.

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

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, or SFAS No. 133, we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in our consolidated balance sheet as either an asset or liability. For derivatives designated as fair value hedges, derivatives not designated as hedges, or for derivatives designated as cash flow hedges associated with debt for which we elected the fair value option under SFAS No. 159, the changes in fair value of the derivative instrument are recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income. Changes in the ineffective portions of cash flow hedges are recognized in earnings.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

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

We maintain various taxable REIT subsidiaries, or TRSs, which may be subject to U.S. federal, state and local income taxes and foreign taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by us with respect to our interest in domestic TRSs. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. We evaluate the realizability of our deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast our business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in income tax expense on the consolidated statements of operations.

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

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our income on a current basis, whether or not distributed. Upon distribution of any previously included income, no incremental U.S. federal, state, or local income taxes would be payable by us. We maintain a TRS entity in the UK that is subject to income tax in that jurisdiction. In addition, in April 2008, we formed a TRS entity in Ireland which will be subject to income tax in Ireland. The income from these entities is not included in our income for U.S. tax purposes until it is distributed.

k. Intangible Assets

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS No. 144. Due to current market and economic conditions, management evaluated the carrying value of intangible assets. Based upon that evaluation, management concluded certain intangible assets were impaired and recorded asset impairment expense of $18,038 for the three-month and nine-month periods ended September 30, 2008. This charge was included in asset impairment expense in the accompanying consolidated statements of operations.

l. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

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

The following table presents information about the eligible instruments for which we elected the fair value option and for which adjustments were recorded as of January 1, 2008:

	Carrying Amount as of December 31, 2007	Effect from adoption of SFAS No. 159	Carrying Amount as of January 1, 2008 (After adoption of SFAS No. 159)
Assets:
Trading securities (1)	$2,721,360	$—	$2,721,360
Security-related receivables	1,050,967	(99,991)	950,976
Deferred financing costs, net of accumulated amortization	18,047	(18,047)	—

Liabilities:
Trust preferred obligations	(450,625)	52,070	(398,555)
CDO notes payable	(3,695,858)	1,520,616	(2,175,242)
Derivative liabilities	(155,080)	—	(155,080)
Deferred taxes and other liabilities	(6,103)	6,103	—

Fair value adjustments before allocation to minority interest		1,460,751
Allocation of fair value adjustments to minority interest	—	(373,357)	(373,357)

Cumulative effect on shareholders’ equity from adoption of SFAS No. 159 (2)		$1,087,394

(1)	Prior to January 1, 2008, trading securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option under SFAS No. 159 for trading securities did not change their carrying value and resulted in a reclassification of $310,520 from accumulated other comprehensive income (loss) to retained earnings (deficit) on January 1, 2008.
(2)	The $1,087,394 cumulative effect on shareholders’ equity from the adoption of SFAS No. 159 on January 1, 2008 was comprised of a $310,520 increase to accumulated other comprehensive income (loss) and a $776,874 increase to retained earnings (deficit).

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

In February 2008, the FASB issued FASB Staff Position, or FSP, No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, or FSP No. 140-3. FSP No. 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. FSP No. 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. The statement is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

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

In May 2008, the FASB issued FSP No. Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The equity component is presented in shareholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. The statement is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, or FSP FAS 157-3. FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 is effective October 10, 2008, and for prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a material effect on our consolidated financial statements.

NOTE 3: INVESTMENTS IN LOANS

Our investments in mortgages and loans are accounted for at amortized cost.

Investments in Commercial Mortgages, Mezzanine Loans and Other Loans

The following table summarizes our investments in commercial mortgages, mezzanine loans and other loans as of September 30, 2008:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted Average Coupon	Range of Maturity Dates
Commercial mortgages	$1,423,744	$—	$1,423,744	118	7.7%	Nov. 2008 to Aug. 2012
Mezzanine loans	505,614	(3,054)	502,560	154	10.4%	Nov. 2008 to Aug. 2021
Other loans	174,009	870	174,879	11	6.1%	Dec. 2008 to Oct. 2016

Total	2,103,367	(2,184)	2,101,183	283	8.2%

Unearned fees	(9,817)	—	(9,817)

Total	$2,093,550	$(2,184)	$2,091,366

The following table summarizes the delinquency statistics of commercial mortgages, mezzanine loans and other loans as of September 30, 2008:

Delinquency Status	Principal Amount
30 to 59 days	$1,918
60 to 89 days	3,635
90 days or more	78,249
In foreclosure or bankrupt	105,938

Total	$189,740

As of September 30, 2008, approximately $146,315 of our commercial mortgages and mezzanine loans were on non-accrual status and had a weighted-average coupon of 11.6%.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

Investments in Residential Mortgages and Mortgage-Related Receivables

The following table summarizes our investments in residential mortgages and mortgage-related receivables as of September 30, 2008:

	Unpaid Principal Balance	Unamortized (Discount)	Carrying Amount	Number of Loans and Mortgage- Related Receivables	Weighted Average Coupon	Average Contractual Maturity Date
3/1 Adjustable rate	$93,793	$(695)	$93,098	248	5.6%	August 2035
5/1 Adjustable rate	3,030,222	(10,501)	3,019,721	6,295	5.6%	September 2035
7/1 Adjustable rate	513,750	(2,576)	511,174	1,127	5.7%	July 2035
10/1 Adjustable rate	57,109	(430)	56,679	67	5.7%	June 2035

Total	$3,694,874	$(14,202)	$3,680,672	7,737	5.6%

Our residential mortgages and mortgage-related receivables are pledged as collateral with mortgage securitizations. These mortgage securitizations have issued mortgage-backed securities to finance these obligations with a principal balance outstanding of $3,464,774 as of September 30, 2008. These securitization transactions occurred after the residential mortgages were acquired in whole-loan portfolio transactions. In each of these residential mortgage securitizations, we retained all of the subordinated and non-rated mortgage-backed securities issued. These securitization entities are non-qualified special purpose entities and are considered VIEs. Because we retained all of the subordinated and non-rated residential mortgage-backed securities, or RMBS, issued, we are the primary beneficiary of these entities and consolidate each of the residential mortgage securitization trusts. Approximately 45.4% of our residential mortgage loans were in the state of California as of September 30, 2008.

The following table summarizes the delinquency statistics of our residential mortgage loans as of September 30, 2008:

Delinquency Status	Principal Amount
30 to 59 days	$52,395
60 to 89 days	27,009
90 days or more	40,110
In foreclosure, bankrupt or real estate owned	105,326

Total	$224,840

As of September 30, 2008, residential mortgages and mortgage-related receivables with an unpaid principal balance of $172,445 and a carrying amount of $169,734 were on non-accrual status and had a weighted-average coupon of 6.0%.

For the nine-month period ended September 30, 2008, we recorded asset impairments of $8,509 associated with certain investments in commercial and residential loans. In making this determination, management considered the estimated fair value of the investments to our cost basis, the financial condition of the related entity and our intent and ability to hold the investments for a sufficient period of time to recover our investments. For the identified investments, management believes full recovery is not likely and wrote down the investments to their estimated net realizable value.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

As of September 30, 2008 and December 31, 2007, we maintained an allowance for losses as follows:

	As of September 30, 2008	As of December 31, 2007
Commercial mortgages, mezzanine loans and other real estate related assets	$46,250	$14,575
Residential mortgages and mortgage-related receivables	19,515	11,814

Total allowance for losses	$65,765	$26,389

The following table provides a roll-forward of our allowance for losses for the three-month and nine-month periods ended September 30, 2008:

	For The Three-Month Period Ended September 30, 2008	For The Nine-Month Period Ended September 30, 2008
Balance, beginning of period	$55,473	$26,389
Additions	14,992	50,575
Charge-offs	(4,700)	(11,199)

Balance, end of period	$65,765	$65,765

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of September 30, 2008:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon	Weighted Average Years to Maturity
Trading securities (1)
TruPS and subordinated debentures	$3,042,503	$(1,194,948)	$1,847,555	7.4%	26.2
Other securities	10,000	(8,900)	1,100	7.3%	44.1

Total trading securities	3,052,503	(1,203,848)	1,848,655	7.4%	26.3
Available-for-sale securities	64,705	(36,458)	28,247	8.8%	33.3

Security-related receivables (2)
TruPS and subordinated debenture receivables	373,886	(146,009)	227,877	7.8%	21.5
Unsecured REIT note receivables	370,889	(65,088)	305,801	6.0%	8.1
CMBS receivables (3)	213,921	(109,270)	104,651	5.8%	34.9
Other securities	43,499	(34,035)	9,464	4.7%	41.4

Total security-related receivables	1,002,195	(354,402)	647,793	6.6%	20.3

Total investments in securities	$4,119,403	$(1,594,708)	$2,524,695	7.2%	24.9

(1)	On January 1, 2008, we adopted SFAS No. 159 and transferred certain of our investments in securities from available-for-sale to trading in accordance with SFAS No. 115 and SFAS No. 159. Subsequent to January 1, 2008, all changes in fair value associated with our trading securities are recorded in earnings as part of our change in fair value of financial instruments. See note 7.
(2)	Our investments in security-related receivables represent securities owned by CDO entities that we account for as financings under SFAS No. 140. We elected to record security-related receivables at fair value in accordance with SFAS No. 159 on January 1, 2008. All changes in fair value of our security related receivables were recorded in earnings as part of the change in fair value of financial instruments. See notes 2 and 7.
(3)	CMBS receivables include securities with a fair value totaling $73,945 that are rated “BBB+” and “BB-” by Standard & Poor’s and securities with a fair value totaling $30,706 that are rated between “AAA” and “A-” by Standard & Poor’s.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

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

As of September 30, 2008, approximately $413,625 in principal amount of TruPS, subordinated debentures, and subordinated debenture receivables were on non-accrual status and had a weighted-average coupon of 7.9% and a fair value of $36,150. As of September 30, 2008, approximately $61,982 in principal amount available-for-sale securities were on non-accrual status and had a weighted-average coupon of 6.6% and a fair value of $1,131.

Some of our investments in securities collateralize debt issued through CDO entities. Our TruPS CDO entities are static pools and prohibit, in most cases, the sale of such securities until the mandatory auction call period, typically 10 years from the CDO entity’s inception. At and subsequent to the mandatory auction call date, remaining securities will be offered in the general market and the proceeds from sales of such securities will be used to repay outstanding indebtedness and liquidate the CDO entity. The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of September 30, 2008, investment in securities of $3,221,653 principal amount of TruPS and subordinated debentures and $591,432 principal amount of unsecured REIT note receivables and CMBS receivables collateralized our consolidated CDO notes payable of such entities. Some of these investments were eliminated upon the consolidation of various VIEs that we consolidate and the corresponding subordinated debentures of the VIEs are included as assets in our consolidated balance sheet.

Management evaluates available-for-sale securities for impairment as events and circumstances warrant. As of September 30, 2008, management evaluated these securities and concluded that certain of these securities were other than temporarily impaired as management does not expect full recovery of our investment. Asset impairment expense of $11,814 was recorded for the nine-month period ended September 30, 2008 related to these securities and other assets and was included in asset impairments in the accompanying consolidated statements of operations. This impairment reduced the amortized cost basis of these available-for-sale securities.

NOTE 5: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness as of September 30, 2008:

Description	Unpaid Principal Balance	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Contractual Maturity
Secured credit facilities and other indebtedness	$207,182	$205,966	4.5% to 13.0%	6.9%	Nov. 2008 to 2037
Mortgage-backed securities issued (1)(2)(3)	3,464,774	3,438,431	4.6% to 5.8%	5.1%	2035
Trust preferred obligations (4)	362,500	208,916	5.5% to 10.1%	7.0%	2035
CDO notes payable – amortized cost(1)(5)	1,431,250	1,431,250	3.5% to 7.2%	3.9%	2036 to 2045
CDO notes payable – fair value (1)(4)(6)	3,615,691	841,546	3.1% to 10.0%	3.8%	2035 to 2038
Convertible senior notes	404,000	404,000	6.9%	6.9%	2027

Total indebtedness	$9,485,397	$6,530,109		4.6%

(1)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(2)	Collateralized by $3,694,874 principal amount of residential mortgages and mortgage-related receivables. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(3)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.
(4)	Relates to liabilities for which we elected to record at fair value under SFAS No. 159. See note 7.
(5)	Collateralized by $1,714,492 principal amount of commercial mortgages, mezzanine loans and other loans. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $4,122,412 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of September 30, 2008 was $2,583,272. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

Repurchase Agreements

During the three-month and nine-month periods ended September 30, 2008, we repaid $47,106 and $138,788, respectively, associated with our repurchase agreements.

Secured Credit Facilities and Other Indebtedness

On September 19, 2008, we entered into a series of transactions with a lender enabling us to replace all of our remaining short-term repurchase obligations with two longer-term master repurchase agreements. While these agreements are titled as repurchase agreements, because they lack many of the standard terms of repurchase agreements and operate in a manner we consider closer to a secured credit facility, we include these agreements in our secured credit facilities in our financial statements.

The first master repurchase agreement provided for the lender to purchase RMBS from us for an adjusted purchase price of $24,500. We pay interest monthly beginning September 30, 2008 equal to 13.0% per annum on the then outstanding amount of the purchase price under this agreement which equaled $25,425 at September 19, 2008. We must also pay mandatory payments monthly for nine months and thereafter quarterly which are applied to the purchase price. We may also be required to pay a performance amount monthly applied to the then outstanding purchase price if losses in the purchased assets exceed agreed-upon limits. This agreement provides that we will repurchase these RMBS on August 31, 2010, or an earlier date selected by us, for the sum of the then outstanding purchase price, a minimum financing cost of $3,075 (less any interest previously paid) and the amount of any accrued and unpaid interest. The second master repurchase agreement provided for the lender to purchase commercial real estate CDO securities from us for a purchase price of $3,000. We pay interest monthly beginning September 30, 2008 equal to 13.0% per annum on the then outstanding amount of the purchase price. We must pay mandatory payments monthly applied to the purchase price. This agreement provides that we will repurchase these commercial real estate CDO securities on May 29, 2009, or an earlier date selected by us, for the sum of the then outstanding purchase price and the amount of any accrued and unpaid interest.

As partial consideration to the lender for entering into these master repurchase agreements, we issued a Series A Warrant Agreement, or the warrants, to the lender exercisable to purchase 250,000 common shares of RAIT for an exercise price of $6.00 per common share for an exercise period starting December 19, 2008 and ending September 19, 2011. Holders of the warrants may exercise a put option requiring us to repurchase the warrants, for cash, at a price based upon the Black-Scholes option pricing model in certain circumstances which may be outside our control, including upon a change in control. As of September 30, 2008, the warrants have an estimated fair value of $256 and have been recorded in other liabilities in our consolidated balance sheet.

We have secured credit facilities with three financial institutions with total capacity of $90,000. As of September 30, 2008, we have borrowed $53,493 on these credit facilities leaving $36,507 of availability. As of September 30, 2008, we have $50,200 of junior subordinated notes issued by us outstanding and $103,489 of other indebtedness outstanding relating to loans payable on consolidated real estate interests and other loans. The maturity of our secured credit facilities and other indebtedness as of September 30, 2008 is scheduled as follows: $77,915 through December 31, 2009, $59,567 from 2010 through 2014, and $69,700 thereafter.

On October 16, 2008, we issued $38,051 principal amount of TruPS to a third party and received $15,459 of net cash proceeds. Of the total amount of TruPS issued, $18,671 has a fixed interest rate of 8.65% through March 30, 2015 with a floating rate of LIBOR plus 400 basis points thereafter and a maturity date of March 30, 2035. The remaining $19,380 has a fixed interest rate of 9.64% and a maturity date of October 30, 2015.

On October 21, 2008, we purchased $25,000 principal amount of TruPS that we had issued for a purchase price of $5,250 in a privately negotiated transaction. These TruPS are included in other indebtedness on our balance sheets as of September 30, 2008. The repurchase generated gains on the extinguishment of debt of $19,750.

Trust Preferred Obligations

As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record trust preferred obligations at fair value. At adoption, we decreased the carrying amount of the trust preferred obligations by $52,070 to reflect these liabilities at fair value in our financial statements. The change in fair value of the trust preferred obligations was a decrease of $50,195 and $101,514 for the three-month and nine-month periods ended September 30, 2008, respectively, and was included in the accompanying consolidated statements of operations.

CDO Notes Payable – Fair Value

          As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record CDO notes payable that are collateralized by trading securities, security-related receivables and loans at fair value. At adoption, we decreased the carrying amount of these CDO notes payable by $1,520,616 to reflect these liabilities at fair value in our financial statements. The change in fair value of these CDO notes payable was a decrease of $233,725 and $1,180,426 for the three-month and nine-month periods ended September 30, 2008, respectively, and was included in the accompanying consolidated statements of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

Convertible Senior Notes

During the nine-month period ended September 30, 2008, we repurchased, from the market, a total of $21,000 in aggregate principal amount of convertible senior notes for a total purchase price of $11,858. As a result, we recorded gains on extinguishment of debt of $8,662, net of $480 deferred financing costs that were written off associated with the convertible senior notes.

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of September 30, 2008, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of September 30, 2008:

	As of September 30, 2008
	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$3,692,342	$(233,179)
Interest rate caps	51,000	571
Basis swaps	50,000	(184)
Foreign currency derivatives:
Currency options	4,503	14

Net fair value	$3,797,845	$(232,778)

The following tables summarize the effect on income by derivative instrument type for the following periods:

	For the Three-Month Period Ended September 30, 2008		For the Three-Month Period Ended September 30, 2007
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness – Gains (Losses)
Interest rate swaps	$(2,399)	$(302)	$2,734	$(3,140)
Interest rate caps	—	—	—	52
Basis swaps	—	—	—	(20)
Currency options	—	12	—	(14)

Total	$(2,399)	$(290)	$2,734	$(3,122)

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

	For the Nine-Month Period Ended September 30, 2008		For the Nine-Month Period Ended September 30, 2007
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness – Gains (Losses)
Interest rate swaps	$(7,314)	$(292)	$5,816	$(2,555)
Interest rate caps	—	—	—	(2)
Basis swaps	—	—	—	(61)
Currency options	—	17	—	13

Total	$(7,314)	$(275)	$5,816	$(2,605)

On January 1, 2008, we adopted SFAS No. 159 for certain of our CDO notes payable. Upon the adoption of SFAS No. 159, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. At the time of hedge accounting discontinuance on January 1, 2008 for these cash flow hedges, the balance included in accumulated other comprehensive income that will be reclassified to earnings over the remaining term of the related hedges was $102,532. As of September 30, 2008, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $2,855,261 and had a liability balance with a fair value of $183,968. During the nine-month period ended September 30, 2008, the change in value of these hedges was a decrease of $78,219 and was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

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

During the nine-month period ended September 30, 2008, our two warehouse facilities were terminated. Due to these events, $32,059 was charged to earnings through the change in fair value of free-standing derivatives during the nine-month period ended September 30, 2008. The write-off of these warehouse deposits represents our only exposure under our warehouse agreements and we have no further obligations thereunder. We are not party to any warehouse facilities as of September 30, 2008.

In addition, the option we provided a warehouse provider for us to provide credit default protection on two reference securities was terminated in May 2008 and we have no further obligation thereunder.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

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

The following table summarizes the carrying amount and the estimated fair value of our financial instruments as of September 30, 2008:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Investments in mortgages and loans:
Commercial mortgages, mezzanine loans and other loans	$2,091,366	$2,098,058
Residential mortgages and mortgage-related receivables	3,680,672	2,785,683
Investments in securities and security-related receivables	2,524,695	2,524,695
Investments in real estate interests	311,214	311,214
Cash and cash equivalents	38,389	38,389
Restricted cash	196,671	196,671
Derivative assets	735	735

Liabilities
Indebtedness:
Secured credit facilities and other indebtedness	205,966	205,966
Mortgage-backed securities issued	3,438,431	2,708,387
Trust preferred obligations	208,916	208,916
CDO notes payable	2,272,796	1,834,235
Convertible senior notes	404,000	199,987
Derivative liabilities	233,513	233,513
Other liabilities	256	256

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Trading securities
TruPS and subordinated debentures	$—	$—	$1,847,555	$1,847,555
Other securities	—	1,100	—	1,100
Available-for-sale securities	—	28,247	—	28,247
Security-related receivables
TruPS and subordinated debenture receivables	—	—	227,877	227,877
Unsecured REIT note receivables	—	305,801	—	305,801
CMBS receivables	—	104,651	—	104,651
Other securities	—	9,464	—	9,464

Total assets	$—	$449,263	$2,075,432	$2,524,695

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Trust preferred obligations	$—	$—	$208,916	$208,916
CDO notes payable (1)	—	841,546	—	841,546
Derivative liabilities	—	233,513	—	233,513
Other liabilities	—	256	—	256

Total liabilities	$—	$1,075,315	$208,916	$1,284,231

(1)	As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record CDO notes payable that are collateralized by TruPS, subordinated debentures, unsecured REIT notes receivables, CMBS receivables and other securities at fair value.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the nine-month period ended September 30, 2008:

Assets	Trading Securities – TruPS and Subordinated Debentures	Security-Related Receivables – TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2007	$2,715,155	$425,643	$3,140,798
Cumulative effect from adoption of SFAS No. 159	—	(17,599)	(17,599)
Change in fair value of financial instruments	(876,818)	(128,410)	(1,005,228)
Purchases and sales, net	9,218	(51,757)	(42,539)

Balance, as of September 30, 2008	$1,847,555	$227,877	$2,075,432

Liabilities	Trust Preferred Obligations	Total Level 3 Liabilities
Balance, as of December 31, 2007	$450,625	$450,625
Cumulative effect from adoption of SFAS No. 159	(52,070)	(52,070)
Change in fair value of financial instruments	(101,514)	(101,514)
Purchases and sales, net	(88,125)	(88,125)

Balance, as of September 30, 2008	$208,916	$208,916

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of SFAS No. 159 as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations as follows:

Description	For the Three-Month Period Ended September 30, 2008	For the Nine-Month Period Ended September 30, 2008
Change in fair value of trading securities and security-related receivables	$(539,780)	$(1,152,385)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	283,954	1,281,974
Change in fair value of derivatives	(46,419)	(78,928)

Change in fair value of financial instruments	$(302,245)	$50,661

As of September 30, 2008, we did not have any assets or liabilities measured at fair value on a non-recurring basis.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

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

On April 17, 2008, our board of trustees declared a second quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.5546875 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends were paid on September 30, 2008 to holders of record on June 2, 2008 and totaled $3,406.

On July 29, 2008, our board of trustees declared a third quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.5546875 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends totaling $3,406 were paid on September 30, 2008 to holders of record on September 2, 2008.

On October 22, 2008, our board of trustees declared a fourth quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.5546875 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends totaling $3,406 will be paid on December 31, 2008 to holders of record on December 1, 2008.

Common Shares

On January 8, 2008, the compensation committee of our board of trustees, or the Compensation Committee, awarded 324,200 phantom units, valued at $2,448 using our closing stock price of $7.55, to various non-executive employees. The awards generally vest over four year periods.

On January 14, 2008, we paid a quarterly distribution of $0.46 per common share totaling $28,068 to shareholders of record as of December 17, 2007.

On January 24, 2008, 14,457 of our phantom unit awards were redeemed for our common shares. These phantom units were fully vested at the time of redemption.

On March 5, 2008, the Compensation Committee awarded 26,712 phantom units, valued at $175 using our closing stock price of $6.55, to trustees. These awards vested immediately.

On March 25, 2008, our board of trustees declared a quarterly distribution of $0.46 per common share totaling $28,083 that was paid on May 15, 2008 to shareholders of record as of April 4, 2008.

On June 30, 2008, our board of trustees declared a quarterly distribution of $0.46 per common share totaling $29,350 that was paid on August 12, 2008 to shareholders of record as of July 16, 2008.

On October 10, 2008, our board of trustees declared a distribution of $0.35 per common share totaling $22,675 that will be paid on December 5, 2008 to shareholders of record as of October 31, 2008.

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance 10,000,000 common shares. During the three-month period ended September 30, 2008, we issued a total of 938,376 common shares pursuant to the DRSPP at a weighted-average price of $6.68 per share and we received $6,250 of net proceeds. During the nine-month period ended September 30, 2008, we issued a total of 3,666,558 common shares pursuant to the DRSPP at a weighted-average price of $7.75 per share and we received $28,400 of net proceeds.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 9: EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2008 and 2007:

	For the Three-Month Periods Ended September 30		For the Nine-month Periods Ended September 30
	2008	2007	2008	2007
Income (loss) from continuing operations	$(178,284)	$(239,894)	$73,103	$(187,320)
Income allocated to preferred shares	(3,406)	(3,357)	(10,227)	(8,403)

Income (loss) from continuing operations available to common shares	(181,690)	(243,251)	62,876	(195,723)
Income (loss) from discontinued operations	—	(340)	—	(132)

Net income (loss) available to common shares	$(181,690)	$(243,591)	$62,876	$(195,855)

Weighted-average shares outstanding—Basic	64,176,083	60,664,698	62,460,319	60,581,559
Dilutive securities under the treasury stock method (1)	—	—	32,156	—

Weighted-average shares outstanding—Diluted	64,176,083	60,664,698	62,492,475	60,581,559

Earnings (loss) per share—Basic:
Continuing operations	$(2.83)	$(4.01)	$1.01	$(3.23)
Discontinued operations	—	(0.01)	—	—

Total earnings (loss) per share—Basic	$(2.83)	$(4.02)	$1.01	$(3.23)

Earnings (loss) per share—Diluted:
Continuing operations	$(2.83)	$(4.01)	$1.01	$(3.23)
Discontinued operations	—	(0.01)	—	—

Total earnings (loss) per share—Diluted	$(2.83)	$(4.02)	$1.01	$(3.23)

(1)	There were no dilutive securities under the treasury stock method during the three-month period ended September 30, 2008 and the three-month and nine-month periods ended September 30, 2007.

For the three-month and nine-month periods ended September 30, 2008, securities convertible into 53,387,504 and 46,299,154 common shares, respectively, were excluded from the earnings per share computations because their effect would have been anti-dilutive. For the three-month and nine-month periods ended September 30, 2007, securities convertible into 22,044,509 and 5,209,769 common shares, respectively, were excluded from the earnings per share computations because their effect would have been anti-dilutive.

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

a). Shared Services—For services relating to structuring and managing our investments in CMBS and RMBS, we pay an annual fee to Cohen & Company ranging from 2 to 20 basis points on the amount of the investments, based on the rating of the security. For investments in residential whole loans, we pay an annual fee of 1.5 basis points on the amount of the investments. In respect of other administrative services, we pay an amount equal to the cost of providing those services plus 10% of such cost. The agreement with Cohen & Company for these services terminated on July 1, 2008 and we did not renew or extend this agreement. During the three-month periods ended September 30, 2008 and 2007, we incurred total shared service expenses of

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

$0 and $277, respectively. During the nine-month periods ended September 30, 2008 and 2007, we incurred total shared service expenses of $519 and $872, respectively. Shared service expenses have been included in general and administrative expense in the accompanying consolidated statements of operations.

b). Office Leases—We maintain sub-lease agreements for shared office space and facilities with Cohen & Company. Rent expense during the three-month periods ended September 30, 2008 and 2007 relating to these leases was $13 and $12, respectively. Rent expense during the nine-month periods ended September 30, 2008 and 2007 relating to these leases was $38 and $53, respectively. Rent expense has been included in general and administrative expense in the accompanying consolidated statements of operations. Future minimum lease payments due over the remaining term of the lease are $370.

c). Non-Competition Agreement—As part of the spin-off of Taberna from Cohen & Company in April 2005 and before our acquisition of Taberna in December 2006, Taberna and Cohen & Company entered into a three-year non-competition agreement that ended in April 2008. As part of this agreement, Cohen & Company agreed not to engage in purchasing from, or acting as a placement agent for, issuers of TruPS or other preferred equity securities of real estate investment trusts and other real estate operating companies. Cohen & Company agreed to refrain from acting as asset manager for any such securities. As part of our acquisition of Taberna, we valued this non-competition agreement as an amortizing intangible asset. As of September 30, 2008, the intangible asset has been fully amortized.

d). Common Shares—As of September 30, 2008, Cohen & Company and its affiliate entities owned 510,434 of our common shares.

e). EuroDekania—EuroDekania is an affiliate of Cohen & Company. In September 2007, EuroDekania purchased approximately €10,000 ($13,892) of the subordinated notes and all of the €32,250 ($44,802) BBB-rated debt securities in Taberna Europe CDO II. We invested €17,500 ($24,311) in the total subordinated notes and earn management fees of 35 basis points on the collateral assets owned by this entity. EuroDekania will receive a fee equal to 3.5 basis points of our subordinated collateral management fee which is payable to EuroDekania only if we collect a subordinate management fee and EuroDekania retains an investment in the subordinated notes. During the three-month and nine-month periods ended September 30, 2008, we incurred collateral management fees of $127 and $368, respectively, payable to EuroDekania, which have been included in fee and other income in the accompanying consolidated statements of operations.

f). Trust Preferred Securities— In October 2008, we re-purchased $25,000 principal amount of our TruPS that we issued from a third party using the broker-dealer services of Cohen & Company, for which Cohen & Company received $70 in principal transaction income.

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

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of September 30, 2008, we had $2,140 of cash and cash equivalents and $13,443 of restricted cash on deposit at Bancorp. We earn interest on our cash and cash equivalents at an interest rate of approximately 3.0% per annum. During the three-month periods ended September 30, 2008 and 2007, we received $33 and $200, respectively, of interest income from Bancorp. During the nine-month periods ended September 30, 2008 and 2007, we received $100 and $681, respectively, of interest income from Bancorp. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits ensures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp at an annual rental expense based upon the amount of square footage occupied. We are currently in the process of terminating this sublease agreement at final terms that have not yet been determined. Rent paid to Bancorp was $200 for the three-month and nine-month periods ended September 30, 2008 and $103 and $341 for the three-month and nine-month periods ended September 30, 2007, respectively, and has been included in general and administrative expense in the accompanying statements of operations.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2008

(Unaudited and dollars in thousands, except share and per share amounts)

Brandywine Construction & Management, Inc., or Brandywine, is an affiliate of Edward E. Cohen, the spouse of Betsy Z. Cohen and father of Daniel G. Cohen. Brandywine provided real estate management services to three properties underlying our real estate interests during the nine-month periods ended September 30, 2008 and 2007. Management fees of $24 and $36 were paid to Brandywine during the three-month periods ended September 30, 2008 and 2007, respectively, relating to those interests. Management fees of $96 and $109 were paid to Brandywine during the nine-month periods ended September 30, 2008 and 2007, respectively, relating to those interests. We believe that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties.

NOTE 11: DISCONTINUED OPERATIONS

The following table summarizes revenue and expense information for the one property sold since January 1, 2007:

	For the Three-Month Period Ended September 30, 2007	For the Nine-Month Period Ended September 30, 2007
Rental income	$488	$1,481
Expenses:
Real estate operating expenses	421	1,104
Depreciation	51	153

Total expenses	472	1,257

Income (loss) from discontinued operations	16	224
Gain (loss) from discontinued operations	(356)	(356)

Total income (loss) from discontinued operations	$(340)	$(132)

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders of RAIT Financial Trust

We have reviewed the accompanying consolidated balance sheet of RAIT Financial Trust and subsidiaries as of September 30, 2008 and the related consolidated statements of operations, other comprehensive income (loss) and cash flows for the three-month and nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
November 6, 2008

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

Overview

We are a specialty finance company that provides a comprehensive set of debt financing options to the real estate industry, including investors in commercial real estate, real estate investment trusts, or REITs, and real estate operating companies and their intermediaries, throughout the United States and Europe. We manage and invest in commercial mortgages, including whole and mezzanine loans, commercial real estate investments, preferred equity interests, residential mortgage loans, trust preferred securities and subordinated debentures. We originate and invest in real estate-related assets that are underwritten through an integrated investment process. We conduct our business through our subsidiaries, RAIT Partnership and Taberna, as well as through their respective subsidiaries. RAIT is a self-managed and self-advised Maryland REIT. Taberna is also a Maryland REIT. Our objective is to provide our shareholders with total returns over time, including distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.

We continue to face challenging and volatile market conditions that began in the second half of 2007, including significant disruptions in the credit markets, abrupt and significant devaluations of assets directly or indirectly linked to the real estate finance markets, and the attendant removal of liquidity, both long and short term, from the capital markets. In addition, more recently recessionary economic conditions have developed and the stock market has become even more volatile. We also cannot predict with any certainty the potential impact on our financial performance of contemplated or future government interventions in financial markets. We seek to position RAIT to be able to take advantage of opportunities once market conditions improve and to maximize shareholder value over time. To do this, we will continue to focus on:

•	generating adjusted earnings for our investors,

•	originating new, risk-adjusted, good performing assets, and earning fees,

•	enhancing cash flows from our investment portfolios, and

•	repositioning non-performing assets.

We believe these are the appropriate steps to position RAIT in the near term for long-term growth.

During the three-month and nine-month periods ended September 30, 2008, we generated adjusted earnings per diluted share of $0.46 and $1.52, respectively, total earnings (loss) per diluted share of $(2.83) and $1.01, respectively, and gross cash flow of $44.3 million and $136.0 million, respectively. Our GAAP net loss in the three months ended September 30, 2008 was primarily caused by the non-cash fair value adjustments to our TruPS portfolio, which did not impact our cash flow. As discussed below, the difference between fair value adjustments to our assets and liabilities was a primary contributor to our GAAP net income in the nine months ended September 30, 2008. Despite the market conditions described above, our investment portfolio continues to generate adjusted earnings and cash flow.

The market conditions described above are affecting the performance and prospects of each of the four primary categories in our investment portfolio: commercial real estate loans, residential mortgages, TruPS and investments underlying our unconsolidated European securitizations.

Our commercial real estate loans are our primary investment portfolio generating 52.2% and 55.9% of our gross cash flow during the three-month and nine-month periods ended September 30, 2008, respectively. During the three-month and nine-month periods ended September 30, 2008, we originated $47.0 million and $185.8 million, respectively, of new commercial real estate loans. Worsening economic conditions have subjected borrowers under our commercial real estate loans to financial stress, which has increased the number of loans on non-accrual and caused us to increase our loan loss reserves. We continue to actively monitor and manage these loans. Where it is likely to maximize our return, we consider restructuring loans, including restructuring that results in our consolidation of the underlying property. As we continue to pursue ways of improving our overall recovery and repayment on these loans, we may experience temporary reductions in net investment income and cash flow. CMBS financing has become less available as a source of refinancing for our borrowers, which slowed the pace of refinancing by our borrowers while also creating new lending opportunities for us. The U.S. government sponsored entities Fannie Mae and Freddie Mac continue to provide financing for the acquisition and refinancing of multi-family properties, which may positively impact our loans collateralized by multi-family properties. Liquidity for other commercial property types remains limited since banks are hesitant to lend and the securitization market for commercial real estate assets remains frozen. In this environment we also continue to review investment opportunities within our own capital structure.

Our portfolio of residential mortgages generated 10.8% and 10.9% of our gross cash flow during the three-month and nine-month periods ended September 30, 2008, respectively. We have seen the delinquency rates in our residential mortgage portfolio increase, which resulted in increases in our loan loss reserves and the number and amount of loans on non-accrual status.

Our portfolio of TruPS generated 27.0% and 24.2% of our gross cash flow during the three-month and nine-month periods ended September 30, 2008, respectively. We continue to respond to credit deterioration of TruPS issuers primarily in the mortgage finance and homebuilder sectors held by collateralized securitizations we consolidate. This credit deterioration continues to adversely affect the cash flow we receive from our securitizations and the fair value of their collateral. We continue to seek remedies and other means of restructuring our TruPS so as to improve the overall recovery in future periods. For example, during the third quarter of 2008, we exchanged collateral in Taberna VIII that resulted in recovery of approximately $2.5 million of deferred subordinated management fees and cash flow from our residual interests in Taberna VIII, which had been deferred during the second quarter. We are unable to determine whether the number and range of issuers seeking alternative repayment terms will enable us to sustain the cash flows at the present levels within each of the securitizations collateralized by TruPS.

Our portfolio of investments underlying our unconsolidated European securitizations generated 9.6% and 8.3% of our gross cash flow during the three-month and nine-month periods ended September 30, 2008, respectively. During the third quarter of 2008, we experienced our first credit issues in our Taberna Europe II portfolio . In November 2008, one of two rating agencies did not confirm the ratings of the notes issued by Taberna Europe II. As a result, we expect our cash flows from this portfolio to be reduced by approximately $0.8 million per quarter for the foreseeable future. In order to complete our second European securitization, we used our remaining restricted cash in the securitization to pay down senior debt in lieu of originating additional investments.

While we believe we have made appropriate adjustments to the valuation of our investments and our provision for losses in our residential mortgage and commercial real estate loan portfolios, we cannot assure you that we will not be adversely affected by further similar developments in our investment portfolio.

While our pace of investment origination has slowed from historical levels due to these conditions, we continue to see opportunities for new investments generating favorable returns, primarily in our commercial real estate loan portfolio. We originated $177.5 million and $566.2 million of gross asset production in our investment portfolios during the three-month and nine-month periods ended September 30, 2008, respectively, financed primarily through repayments of our loans, the sale of loan participations, secured credit facilities, and revolving credit facilities under our commercial real estate securitizations and restricted cash available under our unconsolidated European securitizations that generated fee income for us. The credit crisis has slowed transaction volumes and new fee generating opportunities which are predicated on the pace and amount of loan repayments we receive.

We continue to focus on managing our liquidity by using financing strategies that preserve our capital. We also completed the execution of our strategy of reducing our exposure to possible margin calls under repurchase agreements by repaying the remaining repurchase agreement indebtedness during the three-month period ended September 30, 2008. As of September 30, 2008, we had no outstanding repurchase agreement debt. In addition, we also maintain our liquidity by managing our investment portfolio which continues to generate substantial cash flows as described below.

Prior to January 1, 2008, we recorded certain of our investments in securities and derivatives at fair value. Upon adoption of SFAS No. 159 on January 1, 2008, we adjusted the carrying amounts of certain investments in securities, certain CDO notes payable, certain derivative instruments and other assets and liabilities to fair value resulting in an increase to shareholders’ equity of $1.1 billion on January 1, 2008. Going forward, we will continue to reflect the fair value of these financial assets and liabilities at fair value in our balance sheet, with all changes in fair value recorded in earnings.

The following table summarizes the cumulative net fair value adjustments through September 30, 2008 for the specific financial assets and liabilities elected for the fair value option under SFAS No. 159 (dollars in thousands):

	Fair Value Adjustments as of December 31, 2007	SFAS No. 159 Fair Value Adjustments on January 1, 2008	SFAS No. 159 Fair Value Adjustments during Nine-Month Period Ended September 30, 2008	Cumulative Fair Value Adjustments as of September 30, 2008
Assets:
Investments in securities (1)	$(494,765)	$(99,991)	$(1,152,385)	$(1,747,141)
Deferred financing costs, net of accumulated amortization	—	(18,047)	—	(18,047)
Liabilities:
Trust preferred obligations	—	52,070	101,514	153,584
CDO notes payable	—	1,520,616	1,180,426	2,701,042
Derivative liabilities	(155,080)	—	(78,928)	(234,008)
Other liabilities	—	6,103	34	6,137

Fair value adjustments before allocation to minority interest	(649,845)	1,460,751	50,661	861,567
Allocation of fair value adjustments to minority interest	123,881	(373,357)	27,748	(221,728)

Cumulative effect on shareholders’ equity	$(525,964)	$1,087,394	$78,409	$639,839

(1)	Prior to January 1, 2008, trading securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option under SFAS No. 159 for trading securities did not change their carrying value and resulted in a reclassification of $310.5 million from accumulated other comprehensive income (loss) to retained earnings (deficit) on January 1, 2008.

Through September 30, 2008, the cumulative effect of the fair value adjustments recorded on each financial asset and liability selected for the fair value option under SFAS No. 159 was a net increase in shareholders’ equity of $639.8 million. This increase in shareholders’ equity may reverse through earnings as an unrealized loss in the future. For example, in the event our CDO notes payable were to recover some or all of their par amount at a speed that exceeds any recovery of par amount by our investments in securities, the difference in the respective par amount recoveries could adversely affect earnings. Given the market conditions referred to above and the volatility in interest rates and the credit performance of our underlying collateral, we cannot assure you that there will not be further significant fluctuations in the fair value of our assets and liabilities subject to SFAS No. 159, which could have a material effect on our financial performance.

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

Our Investment Portfolio

Please refer to our Annual Report on Form 10-K for additional information regarding each asset class. The table below summarizes our investment portfolio as of September 30, 2008 (dollars in thousands):

	Amortized Cost (1)	Estimated Fair Value (2)	Percentage of Total Portfolio (3)	Weighted- Average Coupon (4)
Investments in mortgages and loans
Commercial mortgages, mezzanine loans and other loans	$2,101,183	$2,098,058	27.2%	8.2%
Residential mortgages and mortgage-related receivables (5)	3,680,672	2,785,683	36.1%	5.6%

Total investments in mortgages and loans	5,781,855	4,883,741	63.3%	6.7%
Investments in securities
TruPS and subordinated debentures	3,416,389	2,075,432	26.8%	7.4%
Unsecured REIT note receivables	370,889	305,801	4.0%	6.0%
CMBS receivables	213,921	104,651	1.4%	5.8%
Other securities	118,204	38,811	0.5%	7.1%

Total investments in securities	4,119,403	2,524,695	32.7%	7.2%
Investment in real estate interests	311,214	311,214	4.0%	N/A

Total Portfolio/Weighted Average	$10,212,472	$7,719,650	100.0%	6.9%

(1)	Amortized cost reflects the cost incurred by us to acquire or originate the asset, net of origination discount.
(2)	The fair value of our investments represents management’s estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our management bases this estimate on the underlying interest rates and credit spreads and, to the extent available, quoted market prices. The amortized cost of our investment in real estate interests approximates fair value.
(3)	Percentages are based on estimated fair value.
(4)	Weighted average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to amortized cost or estimated fair value.
(5)	Our investments in residential mortgages and mortgage-related receivables at September 30, 2008 consisted of investments in adjustable rate residential mortgages. These mortgages bear interest rates that are fixed for three, five, seven and ten year periods, respectively, and reset annually thereafter and are referred to as 3/1, 5/1, 7/1 and 10/1 ARMs, respectively. We financed our investment in these assets through short-term repurchase agreements and long-term securitizations.

A summary of each asset class is as follows:

Commercial mortgages, mezzanine loans and other loans.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans and other loans as of September 30, 2008 (dollars in thousands):

	Carrying Amount	Estimated Fair Value	Range of Loan Yields	Weighted Average Coupon	Range of Maturities	Number of Loans	% of Total Loan Portfolio
Commercial mortgages	$1,423,744	$1,409,564	5.2% – 19.0%	7.7%	Nov. 2008 – Aug. 2012	118	67.8%
Mezzanine loans	502,560	510,113	5.1% – 17.0%	10.4%	Nov. 2008 – Aug. 2021	154	23.9%
Other loans	174,879	178,381	4.3% – 9.1%	6.1%	Dec. 2008 – Oct. 2016	11	8.3%

Total	$2,101,183	$2,098,058		8.2%		283	100.0%

The charts below describe the property types and the geographic breakdown of our commercial mortgage, mezzanine loans and other loans we own as of September 30, 2008 (based on amortized cost):

Residential mortgages and mortgage-related receivables. We acquire residential mortgage loans with the intention of holding them for investment, rather than for sale. These mortgage loans, at origination, had an average FICO score of 738, an average unpaid principal balance of approximately $478,000 and an average loan-to-value ratio of approximately 74.9%. As of September 30, 2008, these residential mortgage loans had a weighted-average interest rate of approximately 5.6%. A FICO score is a credit score developed by Fair Isaac & Co., or Fair Isaac, for rating the credit risk of borrowers. FICO scores range from 300-850 and a higher score indicates a lower credit risk. Fair Isaac’s website states that the median FICO score in the United States is 723.

Set forth below is certain information with respect to the residential mortgage and mortgage-related receivables owned as of September 30, 2008 (dollars in thousands).

	Carrying Amount	Weighted Average Coupon	Average Next Adjustment Date	Average Contractual Maturity	Average FICO Score	Number of Loans	Percentage of Portfolio
3/1 ARM	$93,098	5.6%	Nov. 2008	Aug. 2035	729	248	2.5%
5/1 ARM	3,019,721	5.6%	Sept. 2010	Sept. 2035	738	6,295	82.1%
7/1 ARM	511,174	5.7%	July 2012	July 2035	737	1,127	13.9%
10/1 ARM	56,679	5.7%	June 2015	June 2035	749	67	1.5%

Total	$3,680,672	5.6%			738	7,737	100.0%

The following charts below describe FICO score, at origination, housing type and geographic breakdown of the residential mortgages and mortgage-related receivables we own as of September 30, 2008:

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

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of September 30, 2008 (dollars in thousands):

				Issuer Statistics
Industry Sector	Estimated Fair Value	% of Total	Weighted Average Coupon	Weighted Average Ratio of Debt to Total Capitalization (a)	Weighted Average Interest Coverage Ratio (a)
Commercial Mortgage	$662,446	31.9%	7.3%	74.6%	1.4x
Office	433,114	20.9%	7.2%	70.4%	2.4x
Specialty Finance	303,621	14.6%	7.3%	86.1%	1.7x
Homebuilders	227,357	11.0%	8.4%	71.2%	1.6x
Retail	146,072	7.0%	5.8%	89.4%	1.7x
Residential Mortgage	132,573	6.4%	6.9%	95.8%	1.3x
Hospitality	102,062	4.9%	7.7%	79.7%	2.0x
Storage	68,187	3.3%	7.5%	63.1%	2.8x

Total	$2,075,432	100.0%	7.4%	77.3%	1.8x

(a)	Based on estimated fair value.
(b)	This is the equity capitalization of our TruPS issuers based on information available to management, as provided by our issuers or through public filings, through September 30, 2008.

Mortgage-backed securities, including RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities. We have invested, and expect to continue to invest, in RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities.

The table and the chart below describe certain characteristics of our mortgage-backed securities and other real estate-related debt securities as of September 30, 2008 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted Average Coupon	Weighted Average Years to Maturity	Amortized Cost
Unsecured REIT note receivables	$305,801	6.0%	8.1	$370,889
CMBS receivables	104,651	5.8%	34.1	213,921
Taberna Europe I & II CDO investments	26,518	12.2%	29.6	51,794
Other securities	12,293	6.0%	38.6	66,409

Total	$449,263	6.4%	22.2	$703,013

(a)	S&P ratings as of September 30, 2008.

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

The table below summarizes the amounts included in our consolidated financial statements for real estate investment interests and preferred equity interests (dollars in thousands):

As of September 30, 2008
Multi-family	$111,126
Office	192,827
Retail and other	14,289

Subtotal	318,242
Plus: Escrows and reserves	1,688
Less: Accumulated depreciation	(8,716)

Investments in real estate interests	$311,214

Credit Summary

The table below summarizes the carrying value of our investments, non-accrual status investments and loan loss reserves at September 30, 2008 (dollars in thousands):

	Carrying Value of Investments (1)	Number of Non-Accrual Status Investments	Carrying Value of Non-Accrual Status Investments		Percentage of Asset Class(es)	Loan Loss Reserves
Commercial mortgages, mezzanine loans, other loans and investments in real estate interests	$2,412,397	11	$146,315		6.1%	$46,250	(2)
Residential mortgages and mortgage-related receivables	3,680,672	435	169,734	(3)	4.6%	19,515
Investments in securities and security-related receivables (4)	2,524,695	14	37,281		1.5%	N/A	(5)

Total	$8,617,764	460	$353,330		4.1%	$65,765

(1)	Carrying value represents the value at which the respective asset class is recorded on our balance sheet in accordance with GAAP.
(2)	Pertains to 13 loans with a $182.0 million aggregate unpaid principal balance.
(3)	Includes loans delinquent over 60 days, in foreclosure, bankrupt or real estate owned as of September 30, 2008.
(4)	Investments in securities and security-related receivables are recorded at fair value in our consolidated balance sheet in accordance with GAAP. The unpaid principal value of these investments as of September 30, 2008 is $4.3 billion. The unpaid principal balance of the non-accrual investments in this category is $475.6 million, or 11.1% of the total unpaid principal balance.
(5)	Loan loss reserves are not applicable for investments in securities and security-related receivables, including our investments in European, U.S. TruPS or other securities, as these items are carried at fair value in our consolidated financial statements. The estimated fair value adjustment for our U.S. TruPS portfolio is recorded as a component of GAAP net income. The estimated fair value adjustments for our investments in European securitizations and other securities are recorded as a component of accumulated other comprehensive income within shareholders’ equity. A charge to GAAP net income is recorded only if an other than temporary impairment is identified within our European portfolio or other investments. While we believe the estimated fair values of these asset classes are affected by any related credit quality issues, under GAAP, no separate loan loss reserve is established.

Securitization Summary

Through September 30, 2008, our management team has structured and manages 13 CDOs, including CDOs structured at Taberna prior to our merger with it as follows: Taberna Preferred Funding I, Ltd., or Taberna I, Taberna Preferred Funding II, Ltd., or Taberna II, Taberna Preferred Funding III, Ltd., or Taberna III, Taberna Preferred Funding IV, Ltd., or Taberna IV, Taberna Preferred Funding V, Ltd., or Taberna V, Taberna Preferred Funding VI, Ltd., or Taberna VI, Taberna Preferred Funding VII, Ltd., or Taberna VII, Taberna Preferred Funding VIII, Ltd., or Taberna VIII, Taberna Preferred Funding IX, Ltd., or Taberna IX, Taberna Europe CDO I, P.L.C., or Taberna Europe I, Taberna Europe CDO II, P.L.C., or Taberna Europe II, RAIT CRE CDO I, Ltd., or RAIT I and RAIT Preferred Funding II, Ltd., or RAIT II, all of which we manage. These CDOs contain interest coverage and overcollateralization triggers that must be met in order for us to receive our subordinated management fees and debt or residual equity returns. If these interest coverage or overcollateralization triggers are not met, cash flows will be re-directed from lower-rated debt and equity tranches (including our retained interests) to repay principal on senior tranches of CDO notes. We may have the ability to cure defaults, which could resume normal residual payments to us, by purchasing non-performing assets out of our CDOs or other actions. Set forth below is certain information about each CDO as of September 30, 2008 (dollars in millions):

			RAIT’s Retained Interests
CDO	Type of Collateral	Total Collateral Amount	Investment Grade Debt	Non Investment Grade Debt	Equity Retained	Total Investment	Value of Retained Interests on a GAAP Basis (1)	Value of Retained Interests on an Economic Book Value Basis (1)
Taberna I (2)	TruPS, subordinated debt, CMBS and unsecured REIT notes	$663.0	$3.4	$—	$0.3	$3.7	$0.3	$0.3
Taberna II (2)	TruPS, subordinated debt, CMBS and unsecured REIT notes	983.0	—	13.0	44.5	57.5	—	—
Taberna III (3)	TruPS, subordinated debt, CMBS and unsecured REIT notes	745.0	17.0	23.0	30.3	70.3	127.8	70.3
Taberna IV (3)	TruPS, subordinated debt, CMBS and unsecured REIT notes	650.0	6.8	24.4	26.0	57.2	131.5	57.2
Taberna V (2)	TruPS, subordinated debt, CMBS and unsecured REIT notes	700.0	—	13.0	19.7	32.7	—	—
Taberna VI (3)	TruPS, subordinated debt, senior secured loans, CMBS and unsecured REIT notes	671.3	5.5	3.5	30.0	39.0	143.0	39.0
Taberna VII (3)	TruPS, subordinated debt, first mortgages, CMBS and unsecured REIT notes	633.7	17.5	21.0	30.8	69.3	150.2	69.3
Taberna VIII (4)	TruPS, subordinated debt, first mortgages, CMBS and unsecured REIT notes	726.2	40.0	33.0	60.0	133.0	327.2	133.0
Taberna IX (4)	TruPS, subordinated debt, first mortgages, CMBS and unsecured REIT notes	740.1	89.0	45.0	52.5	186.5	324.5	186.5
Taberna Europe I (5) (6)	Subordinated debt, senior loans, CMBS, other real estate-related assets and financial institution obligations	845.5	—	19.7	15.9	35.6	19.7	19.7
Taberna Europe II (6) (7)	Subordinated debt, senior loans, CMBS, other real estate-related assets and financial institution obligations	1,100.0	—	2.8	17.6	20.4	6.8	6.8
RAIT I (8)	Commercial mortgages and mezzanine loans	985.2	—	35.0	165.0	200.0	181.2	200.0
RAIT II (8)	Commercial mortgages and mezzanine loans	810.6	55.5	30.5	110.2	196.2	166.1	196.2

TOTAL		$10,253.6	$234.7	$263.9	$602.8	$1,101.4	$1,578.3	$978.3

(1)	These columns represent the basis of our retained interests in these entities under GAAP principles and under our definition of economic book value. The difference between the two columns represents our unrealized gains (losses) recognized in excess of our value of risk that is used to reconcile our Tangible Book Value to Economic Book Value. See “Performance Measures-Economic Book Value” below for a discussion of how we calculate the value of retained interests on an Economic Book Value basis. Economic book value is not intended to represent fair value.
(2)	These CDOs are managed and are not consolidated. These CDOs are currently failing several of their respective over-collateralization tests due to collateral defaults and are re-directing approximately $1.7 million of currently available cash flow, on a quarterly basis, associated with our retained interests, to repay principal on senior debt. Additionally, while we are collecting $1.1 million of senior management fees on quarterly basis on these CDOs, we are not collecting $1.1 million of our subordinate management fees on a quarterly basis.
(3)	These CDOs are managed and consolidated CDOs. These CDOs are currently failing several of their respective over-collateralization tests due to collateral defaults and are re-directing approximately $4.0 million of currently available cash flow, on a quarterly basis, associated with our retained interests, to repay principal on senior debt. However, we are receiving $0.2 million of cash flow, on a quarterly basis, associated with our retained interests. Additionally, while we are collecting $1.2 million of senior management fees on a quarterly basis on these CDOs, we are not collecting $1.2 million of our subordinate management fees on a quarterly basis.

(4)	These CDOs are managed and consolidated. These CDOs are performing and paying cash flow based upon their respective payment priorities. We receive approximately $9.8 million of cash flow, on a quarterly basis, associated with our retained interests and $0.6 million and $0.7 million of senior and subordinated management fees, respectively, on a quarterly basis Although these CDOs are currently in compliance with their respective interest coverage and overcollateralization triggers, any future defaults would likely result in a failure of these triggers and a corresponding reduction in cash flows to us.
(5)	This CDO is managed and not consolidated. This CDO is performing and paying cash flow based upon its payment priorities within its indenture. We receive $1.1 million of cash flow, on a quarterly basis, associated with our retained interests. Additionally, we are collecting, on a quarterly basis, $0.5 million of senior management fees and $0.3 million of subordinate management fees. Although this CDO is currently in compliance with its respective interest coverage and overcollateralization triggers, any future defaults would likely result in a failure of these triggers and a corresponding reduction in cash flows to us.
(6)	Amounts presented related to these CDOs are converted to U.S. dollars based on U.S. dollar to Euro exchange rates as of September 30, 2008.
(7)	This CDO is managed and not consolidated. This CDO is currently failing several of its over-collateralization tests due to collateral defaults and is re-directing approximately $0.4 million of currently available cash flow, on a quarterly basis, associated with our retained interests, to repay principal on senior debt. Additionally, while we are collecting $0.6 million of senior management fees on this CDO, we are not collecting $0.4 million of our subordinate management fees on a quarterly basis. In November 2008, one of two rating agencies determined not to confirm its ratings of the notes issued by this CDO. Rating agency non-confirmation and existing collateral defaults will cause cash-flow, excluding senior management fee payments, to be re-directed from lower-rated debt and equity (including our retained interests) to the senior notes for the foreseeable future.
(8)	These CDOs are managed and consolidated commercial real estate, or CRE, CDOs. Each of these CDOs is performing and paying cash flow based upon its respective payment priorities. We receive approximately $18.2 million of cash flow, on a quarterly basis, associated with our retained interests. Although these CDOs are currently in compliance with their respective interest coverage and overcollateralization triggers, any future defaults would likely result in a failure of these triggers and a corresponding reduction in cash flows to us.

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

Through September 30, 2008, we completed six securitizations of residential mortgage loans, which had aggregate unpaid principal balances of approximately $3.7 billion as of September 30, 2008. The following table summarizes the total collateral amount, our retained interests and loan delinquencies greater than 60 days for each of the six securitizations as of September 30, 2008 (dollars in millions):

	Total Collateral Amount	Our Retained Interests (1)	Loan Delinquencies > 60 days (2)
Bear Stearns ARM Trust 2005-7	$390.5	$32.5	3.0%
Bear Stearns ARM Trust 2005-9	826.9	50.7	2.0%
Citigroup Mortgage Loan Trust 2005-1	550.6	42.7	1.7%
CWABS Trust 2005 HYB9	751.0	41.1	11.1%
Merrill Lynch Mortgage Investors Trust, Series 2005-A9	645.3	44.3	3.6%
Merrill Lynch Mortgage Backed Securities Trust, Series 2007-2	529.2	23.8	5.0%

Total	$3,693.5	$235.1	4.6%

(1)	We have retained all of the “equity” interests in these securitizations. All of the debt issued by these securitizations that was not retained by us is rated “AAA” by various rating agencies.
(2)	Based on Total Collateral Amount as of September 30, 2008. Our total loan loss reserve associated with our residential mortgage portfolio was $19.5 million as of September 30, 2008.

Performance Measures

We use adjusted earnings, total fees generated, assets under management, or AUM, and economic book value as tools to measure our financial and operating performance. The following defines these measures and describes their relevance to our financial and operating performance:

Adjusted Earnings—We measure our performance using adjusted earnings in addition to GAAP net income (loss). Adjusted earnings represents net income (loss) available to common shares, computed in accordance with GAAP, before provision for losses, depreciation expense, amortization of intangible assets, (gains) losses on sale of assets, (gains) losses on extinguishment of debt, change in fair value of financial instruments, net of allocation to minority interest, unrealized (gains) losses on interest rate hedges, interest cost of hedges, net of allocation to minority interest, capital (gains) losses, asset impairments, net of allocation to minority interest, net (gains) losses on deconsolidation of VIEs, share-based compensation, write-off of unamortized deferred financing costs, fee income deferred (recognized) and our deferred tax provision (benefit). These items are recorded in accordance with GAAP and are typically non-cash items that do not impact our operating performance or dividend paying ability.

          Management views adjusted earnings as a useful and appropriate supplement to GAAP net income (loss) because it helps us evaluate our performance without the effects of certain GAAP adjustments that may not have a direct financial impact on our current operating performance and our dividend paying ability. We use adjusted earnings to evaluate the performance of our investment portfolios, our ability to generate fees, our ability to manage our expenses and our dividend paying ability before the impact of non-cash adjustments recorded in accordance with GAAP. We believe this is a useful performance measure for investors to evaluate these aspects of our business as well. The most significant adjustments we exclude in determining adjusted earnings are provision for losses, amortization of intangible assets, change in fair value of financial instruments, capital (gains) losses, asset impairments and share-based compensation. Management excludes all such items from its calculation of adjusted earnings because these items are not charges or losses which would impact our current operating performance or dividend paying ability. By excluding these significant items, adjusted earnings reduces an investor’s understanding of our operating performance by excluding: (i) management’s expectation of possible losses from our investment portfolio or non-performing assets that may impact future operating performance or dividend paying ability, (ii) the allocation of non-cash costs of generating fee revenue during the periods in which we are receiving such revenue, and (iii) share-based compensation required to retain and incentivize our management team.

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

During the nine-month period ended September 30, 2008, we revised our definition of adjusted earnings to exclude capital (gains) losses and gains (losses) on sale of assets. Capital (gains) losses and gains (losses) on sale of assets, while economic gains or losses, do not currently impact operating performance or dividend paying ability. This revision resulted in an increase of $7.6 million and $10.3 million to the computation of adjusted earnings for the three-month and nine-month periods ended September 30, 2007, respectively.

The table below reconciles the differences between reported net income available to common shares and adjusted earnings for the three-month and nine-month periods ended September 30, 2008 and 2007 (dollars in thousands):

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2008	2007	2008	2007
Net income (loss) available to common shares, as reported	$(181,690)	$(243,591)	$62,876	$(195,855)
Add (deduct):
Provision for losses	14,992	6,099	50,575	10,662
Depreciation expense	1,665	1,945	4,431	3,816
Amortization of intangible assets	2,883	17,473	16,048	46,051
(Gains) losses on sale of assets	(770)	7,569	(770)	10,329
(Gains) losses on extinguishment of debt	—	—	(8,662)	—
Change in fair value of financial instruments, net of allocation to minority interest of $(118,303) and $(27,748) for the three-month and nine-month periods ended September 30, 2008, respectively	183,942	—	(78,409)	—
Unrealized (gains) losses on interest rate hedges	290	3,122	275	2,605
Interest cost of hedges, net of allocation to minority interest of $3,850 and $10,201 for the three-month and nine-month periods ended September 30, 2008, respectively	(11,238)	—	(29,144)	—
Capital losses (1)	—	—	32,059	—
Asset impairments, net of allocation to minority interest of $95,986 for the three-month and nine-month periods ended September 30, 2007	18,038	246,968	38,361	246,968
Share-based compensation	1,237	3,016	5,535	8,753
Write-off of unamortized deferred financing costs	—	—	—	2,985
Fee income deferred (recognized)	257	(5,263)	446	27,732
Deferred tax provision (benefit)	17	3,245	1,240	(15,445)

Adjusted earnings	$29,623	$40,583	$94,861	$148,601

(1)	During the nine-month period ended September 30, 2008, all of our warehouse arrangements were terminated. We have recorded the estimated loss of our warehouse deposits as a component of the change in fair value of free-standing derivatives in our consolidated statement of operations.

Total Fees Generated—Total fees generated represents the total fees generated, without consideration for the deferral of fees, as yield adjustments, in accordance with GAAP. Total fees generated, as a non-GAAP financial measurement, does not purport to be an alternative to fee and other income determined in accordance with GAAP, or a measure of operating performance or cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Instead, total fees generated is useful to management as a gauge of our cash revenue as it drives earnings at our taxable REIT subsidiaries for distribution to us and ultimately to our shareholders.

The table below reconciles the differences between GAAP fee and other income and total fees generated for the three-month and nine-month periods ended September 30, 2008 and 2007 (dollars in thousands):

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2008	2007	2008	2007
Fee and other income, as reported	$5,128	$11,325	$17,131	$20,889
Add (deduct):
Asset management fees eliminated	4,208	6,300	12,769	16,538
Deferred structuring fees	—	—	—	11,413
Deferred (recognized) origination fees, net of amortization	257	(5,263)	446	16,319

Total fees generated	$9,593	$12,362	$30,346	$65,159

Assets Under Management—Assets under management, or AUM, represents the total assets that we own or are managing for third parties. While not all AUM generates fee income, it is an important operating measure to gauge our asset growth, volume of originations, size and scale of our operations and our financial performance. AUM includes our total investment portfolio and assets associated with unconsolidated CDOs for which we derive asset management fees. Our total AUM was $14.3 billion as of September 30, 2008.

Economic Book Value—We define economic book value as shareholders’ equity, determined in accordance with GAAP, adjusted for the following items: liquidation value of preferred shares, unamortized intangible assets, goodwill and (gains) losses recognized in excess of our investments at risk.

Management views economic book value as a useful and appropriate supplement to shareholders’ equity, book value and tangible book value per share. The measure serves as an additional measure of our value because it facilitates evaluation of us without the effects of realized or unrealized (gains) losses on investments in excess of our total investment in that securitization, which is our maximum value at risk. Under GAAP, we record certain of our assets, liabilities and derivatives of our consolidated entities, primarily our consolidated securitizations, at fair value. The net fair value adjustments recognized in our financial statements that reduced our total investment below zero are added back to shareholders’ equity in arriving at economic book value and the net fair value adjustments recognized in our financial statements that are in excess of our total investment are deducted from shareholders’ equity in arriving at economic book value. In performing these computations, we exclude the impact of unrealized fair value adjustments associated with derivatives on economic book value.

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

The table below reconciles the differences between reported shareholders’ equity, book value, tangible book value and economic book value as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	As of September 30, 2008		As of December 31, 2007
	Amount	Per Share (2)	Amount	Per Share (2)
Shareholders’ equity, as reported	$1,681,452	$25.95	$579,243	$9.49
Add (deduct):
Liquidation value of preferred shares (1)	(165,458)	(2.55)	(165,458)	(2.71)

Book value	1,515,994	23.40	413,785	6.78
Unamortized intangible assets	(22,037)	(0.34)	(56,123)	(0.92)

Tangible book value	1,493,957	23.06	357,662	5.86
Unrealized (gains) losses recognized in excess of value at risk	(600,032)	(9.26)	284,002	4.66

Economic book value	$893,925	$13.80	$641,664	$10.52

(1)	Based on 2,760,000 Series A preferred shares, 2,258,300 Series B preferred shares, and 1,600,000 Series C preferred shares, all of which have a liquidation preference of $25.00 per share.
(2)	Based on 64,783,126 and 61,018,231 common shares outstanding as of September 30, 2008 and December 31, 2007, respectively.

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

The table below reconciles the differences between reported net income available to common shares, total taxable income and estimated REIT taxable income for the three-month and nine-month periods ended September 30, 2008 and 2007 (dollars in thousands):

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2008	2007	2008	2007
Net income (loss) available to common shares, as reported	$(181,690)	$(243,591)	$62,876	$(195,855)
Add (deduct):
Provision for losses, net of charge-offs	10,291	6,099	39,713	10,662
Domestic TRS book-to-total taxable income differences:
Income tax provision (benefit)	173	1,534	(2,261)	(3,546)
Fees received and deferred in consolidation	—	(5,472)	307	27,377
Stock compensation and other temporary tax differences	953	(14,243)	1,820	(11,595)
Capital losses not offsetting capital gains and other temporary tax differences	—	5,028	32,059	5,028
Asset impairments, net of minority interest of $95,986 for the three-month and nine-month periods ended September 30, 2007	18,038	246,968	38,361	246,968
Change in fair value of financial instruments, net of minority interest of $(118,303) and $(27,748) for the three-month and nine-month periods ended September 30, 2008, respectively	183,942	—	(78,409)	—
Amortization of intangible assets	2,883	17,473	16,048	46,051
CDO investments aggregate book-to-taxable income differences (1)	(17,509)	3,020	(52,012)	2,641
Accretion of (premiums) discounts	972	472	3,243	2,132
Other book to tax differences	307	(42)	6	(165)

Total taxable income	18,360	17,246	61,751	129,698
Plus (less): Taxable income (loss) attributable to domestic TRS entities	(3,143)	9,673	(907)	(25,954)
Plus: Dividends paid by domestic TRS entities	—	—	12,000	27,250

Estimated REIT taxable income (prior to deduction for dividends paid)	$15,217	$26,919	$72,844	$130,994

(1)	Amounts reflect the aggregate book-to-total taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.

The aggregate amount we distributed to our common shareholders pursuant to our dividends paid on January 14, 2008, May 15, 2008 and August 12, 2008 was $85.5 million and we expect to distribute approximately $22.7 million to our common shareholders on December 5, 2008 pursuant to our dividend declared on October 10, 2008.

Results of Operations

Three-Month Period Ended September 30, 2008 Compared to the Three-Month Period Ended September 30, 2007

Revenue

Investment interest income. Investment interest income decreased $64.6 million, or 27.7%, to $168.4 million for the three-month period ended September 30, 2008 from $233.0 million for the three-month period ended September 30, 2007. This net decrease was primarily attributable to: decreases in interest income of $30.8 million on approximately $1.5 billion of investments resulting from the deconsolidation of our Taberna II and Taberna V CDOs during the latter half of 2007, $3.0 million from the sale of other securities subsequent to September 30, 2007 and $6.1 million from approximately $486.7 million in repayments on our residential mortgage loans subsequent to September 30, 2007. The remaining decrease was primarily related to the reduction in short-term LIBOR of approximately 2.5% during the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007 and $794.4 million in total principal amount of investments on non-accrual status as of September 30, 2008.

Investment interest expense. Investment interest expense decreased $70.9 million, or 37.9%, to $116.0 million for the three- month period ended September 30, 2008 from $186.9 million for the three-month period ended September 30, 2007. This net decrease was primarily attributable to: decreases in interest expense of $25.5 million on approximately $1.5 billion of indebtedness resulting from the deconsolidation of our Taberna II and Taberna V CDOs during the latter half of 2007, $4.5 million from reductions in our repurchase agreements and other indebtedness used to finance various investments on a short-term basis, and $7.5 million from repayments of our residential mortgage-backed securities used to finance our residential mortgage portfolio. The remaining decrease was primarily related to the reduction in short-term LIBOR of approximately 2.5% during the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007 and the presentation of interest cost of hedges in change in the fair value of financial instruments during the three-month period ended September 30, 2008 due to the adoption of SFAS No. 159 on January 1, 2008.

Provision for losses. The provision for losses relates to our investments in residential mortgages and mortgage-related receivables and our commercial mortgage loan portfolio. The provision for losses increased by $8.9 million for the three-month period ended September 30, 2008 to $15.0 million as compared to $6.1 million for the three-month period ended September 30, 2007. Since December 31, 2007, our delinquencies in our residential mortgage portfolio have increased by $104.9 million, including $67.5 million in real estate-owned, bankruptcy or foreclosure property, and by $109.0 million in our commercial loan portfolio. While we believe we have properly reserved for the possibility of losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue or adjust our loan loss reserve as circumstances or conditions change. As of September 30, 2008, $146.3 million of our commercial mortgages and mezzanine loans and $169.7 million of our residential mortgages and mortgage-related receivables were on non-accrual status.

Rental income. Rental income increased $1.6 million, or 54.3%, to $4.7 million for the three-month period ended September 30, 2008 from $3.1 million for the three-month period ended September 30, 2007. This increase was primarily attributable to three new properties, with total assets of approximately $60.9 million, acquired or consolidated since or during the three-month ended September 30, 2007.

Fee and other income. Fee and other income decreased $6.2 million to $5.1 million for the three-month period ended September 30, 2008 from $11.3 million for the three-month period ended September 30, 2007. This decrease was due to decreased origination fees of $7.6 million from our European activities during the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007 offset by increased asset management fees of $1.4 million resulting from the deconsolidation of our Taberna II and Taberna V CDOs during the latter half of 2007.

Expenses

Compensation expense. Compensation expense decreased $3.1 million, or 30.5%, to $7.1 million for the three-month period ended September 30, 2008 from $10.2 million for the three-month period ended September 30, 2007. This decrease was due to lower stock based compensation amortization of (i) $1.0 million resulting from phantom unit forfeitures from our executives in December 2007 and (ii) $0.6 million from the vesting of certain restricted share awards subsequent to September 30, 2007 and $1.8 million of reduced salary, bonus and other compensation costs offset by a $0.3 million increase associated with lower capitalized costs due to a reduction of commercial loan and domestic TruPS production.

Real estate operating expense. Real estate operating expense increased $0.7 million, or 18.4%, to $4.1 million for the three-month period ended September 30, 2008 from $3.4 million for the three-month period ended September 30, 2007. This increase was primarily attributable to three new properties, with total assets of approximately $60.9 million, acquired or consolidated since or during the three-month period ended September 30, 2007.

General and administrative expense. General and administrative expense decreased $2.3 million, or 32.5%, to $4.7 million for the three-month period ended September 30, 2008 from $7.0 million for the three-month period ended September 30, 2007. This decrease is primarily attributable to $0.4 million of less travel and entertainment expenses, $0.5 million of decreased expenses for professional services, $0.4 million of decreased costs associated with deals that will no longer be pursued, $0.3 million of decreased investment monitoring costs and other decreased general and administrative costs.

Depreciation expense. Depreciation expense decreased $0.2 million to $1.7 million for the three-month period ended September 30, 2008 from $1.9 million for the three-month period ended September 30, 2007. This decrease was primarily attributable to a real estate property that was sold during the three-month period ended September 30, 2007.

Amortization of intangible assets. Amortization expense decreased $14.6 million, or 83.5%, to $2.9 million for the three-month period ended September 30, 2008 from $17.5 million for the three-month period ended September 30, 2007. This decrease resulted from the full amortization or impairment of some of the identified intangibles ($34.8 million had a useful life of one year) recorded subsequent to or during the three-month period ended September 30, 2007.

Other Income (Expenses)

Interest and other income. Interest and other income decreased $6.1 million to a loss of $0.1 million for the three-month period ended September 30, 2008 from $6.0 million for the three-month period ended September 30, 2007. This decrease is due to reduced average cash and restricted cash balances during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 as well as reduced interest rates offered by financial institutions in 2008. In addition, certain foreign exchange rates decreased during the three-month period ended September 30, 2008 which resulted in foreign currency losses on cash held by our foreign TRSs.

Gains (losses) on sale of assets. Gains on sale of assets were $0.9 million for the three-month period ended September 30, 2008 compared to losses on sale of assets of $7.6 million for the three-month period ended September 30, 2007. These gains and losses were associated with the sales of investments in securities and other assets during the three-month periods ended September 30, 2008 and 2007.

Change in fair value of free-standing derivatives. The change in fair value of free-standing derivatives represents the earnings (loss) on (of) our first-dollar risk of loss associated with our warehouse facilities. During the nine-month period ended September 30, 2008, our warehouse agreements terminated with the respective financial institutions. As such, we do not currently expect that we will recover our warehouse deposits. During the nine-month period ended September 30, 2008, we have recorded a loss of $32.1 million on our warehouse deposits. The write-off of these warehouse deposits are our only exposure under these warehouse agreements and we have no further obligations thereunder.

Change in fair value of financial instruments. The change in fair value of financial instruments represents the financial assets, liabilities and derivatives whereby we have elected to record fair value adjustments under SFAS No. 159. Our election to record these assets at fair value was effective on January 1, 2008, the effective date of SFAS No. 159. Our SFAS No. 159 election impacted the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the three months ended September 30, 2008, the fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three-Month Period Ended September 30, 2008
Change in fair value of trading securities and security-related receivables	$(539,780)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	283,954
Change in fair value of derivatives	(46,419)

Change in fair value of financial instruments	$(302,245)

Asset impairments. For the three-month period ended September 30, 2008, we recorded asset impairments totaling $18.1 million that were associated with certain intangible assets. We evaluate intangible assets for impairment as events and circumstances change, in accordance with SFAS No. 144. Due to current market and economic conditions, management evaluated the carrying value of its intangible assets and based upon that evaluation, management concluded certain intangible assets were impaired and recorded other-than-temporary impairment of $18.1 million for the three-month period ended September 30, 2008. Asset impairments totaling $343.0 million for the three-month period ended September 30, 2007 were recorded prior to the adoption of SFAS No. 159 and were comprised of other-than-temporary impairment of $335.4 million in our investments in securities and $7.6 million of other-than-temporary impairment in our intangible assets.

Income (loss) allocated to minority interest. Minority interest represents the earnings of consolidated entities allocated to third parties, including changes in the fair values of financial instruments discussed above. Minority interest increased $21.4 million to $114.8 million of loss allocated to minority interest for the three-month period ended September 30, 2008 from $93.4 million of loss allocated to minority interest for the three-month period ended September 30, 2007. This increase is primarily attributable to $118.3 million of loss allocated to minority interest associated with the change in fair value of financial instruments in 2008 due to our adoption of SFAS No 159 on January 1, 2008. During the three-month period ended September 30, 2007, $96.0 million of loss allocated to minority interest was associated with asset impairments prior to the adoption of SFAS No. 159.

Provision for income taxes. We maintain several domestic and foreign TRS entities that are subject to U.S. federal, state and local income taxes and foreign taxes. Our provision for income taxes decreased $1.3 million to $0.2 million for the three-month period ended September 30, 2008 from $1.5 million for the three-month period ended September 30, 2007. This decrease is primarily attributable to operating losses at several of our domestic TRS entities during the three-month period ended September 30, 2008 as compared to operating income at these same entities during the comparable 2007 period.

Discontinued operations. Discontinued operations of $0.3 million during the three-month period ended September 30, 2007 related to one real estate property that was sold in September 2007. As of September 30, 2008, we do not have any discontinued operations.

Nine-Month Period Ended September 30, 2008 Compared to the Nine-Month Period Ended September 30, 2007

Revenue

Investment interest income. Investment interest income decreased $141.1 million, or 21.0%, to $531.0 million for the nine-month period ended September 30, 2008 from $672.1 million for the nine-month period ended September 30, 2007. This net decrease was primarily attributable to: decreases in interest income of $96.8 million on approximately $1.5 billion of investments resulting from the deconsolidation of our Taberna II and Taberna V CDOs during the latter half of 2007, $20.8 million from the sale of other securities subsequent to September 30, 2007 and $19.3 million from approximately $486.7 million in repayments on our residential mortgage loans; these decreases were offset by an increase in interest income of $38.8 million from the closing and consolidation of Taberna VIII in March 2007 and Taberna IX in June 2007. The remaining decrease was primarily related to the reduction in short-term LIBOR of approximately 2.4% during the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007 and $794.4 million in total principal amount of investments on non-accrual status as of September 30, 2008.

Investment interest expense. Investment interest expense decreased $157.9 million, or 30.0%, to $368.9 million for the nine-month period ended September 30, 2008 from $526.8 million for the nine-month period ended September 30, 2007. This net decrease was primarily attributable to: decreases in interest expense of $76.8 million on approximately $1.5 billion of indebtedness resulting from the deconsolidation of our Taberna II and Taberna V CDOs during the latter half of 2007, $41.4 million from reductions in our repurchase agreements and other indebtedness used to finance various investments on a short-term basis, $21.6 million from repayments of our residential mortgage-backed securities used to finance our residential mortgage portfolio and $3.0 million related to the write-off of unamortized deferred financing costs resulting from the termination of a line of credit in April 2007; these decreases were offset by increases in interest expense of $14.4 million from the issuance of CDO notes payable from RAIT II in June 2007 and $11.5 million from the closing and consolidation of Taberna VIII on March 2007 and Taberna IX in June 2007. The remaining decrease was primarily related to the reduction in short-term LIBOR of approximately 2.4% during the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007 and the presentation of interest cost of hedges in change in the fair value of financial instruments during the nine-month period ended September 30, 2008 due to the adoption of SFAS No. 159 on January 1, 2008.

Provision for losses. The provision for losses relates to our investments in residential mortgages and mortgage-related receivables and our commercial mortgage loan portfolio. The provision for losses increased by $39.9 million for the nine-month period ended September 30, 2008 to $50.6 million as compared to $10.7 million for the nine-month period ended September 30, 2007. Since December 31, 2007, our delinquencies in our residential mortgage portfolio have increased by $104.9 million, including $67.5 million in real estate-owned, bankruptcy or foreclosure property, and by $109.0 million in our commercial loan portfolio. While we believe we have properly reserved for the possibility of losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue or adjust our loan loss reserve as circumstances or conditions change. As of September 30, 2008, $146.3 million of our commercial mortgages and mezzanine loans and $169.7 million of our residential mortgages and mortgage-related receivables were on non-accrual status.

Rental income. Rental income increased $4.3 million, or 53.8%, to $12.4 million for the nine-month period ended September 30, 2008 from $8.1 million for the nine-month period ended September 30, 2007. This increase was primarily attributable to three new properties, with total assets of approximately $60.9 million, acquired or consolidated since or during the nine-month period ended September 30, 2007.

Fee and other income. Fee and other income decreased $3.8 million, or 18.0%, to $17.1 million for the nine-month period ended September 30, 2008 from $20.9 million for the nine-month period ended September 30, 2007. This decrease was due to a structuring fee of $5.6 million that we received in connection with the completion of Taberna Europe I in January 2007. No structuring fees were earned during the nine-month period ended September 30, 2008. In addition, we received $3.2 million of lower origination fees from our European origination activities offset by $5.0 million of increased asset management fees resulting primarily from the deconsolidation of our Taberna II and Taberna V CDOs during the latter half of 2007 and the completion of Taberna Europe II in September 2007.

Expenses

Compensation expense. Compensation expense decreased $0.7 million, or 2.7%, to $23.7 million for the nine-month period ended September 30, 2008 from $24.4 million for the nine-month period ended September 30, 2007. This decrease was due to lower stock based compensation amortization of (i) $2.5 million resulting from phantom unit forfeitures from our executives in December 2007 and (ii) $1.4 million from the vesting of certain restricted share awards subsequent to September 30, 2007 and $1.1 million of reduced salary, bonus and other compensation costs offset by a $4.3 million increase associated with lower capitalized costs due to a reduction of commercial loan and domestic TruPS production.

Real estate operating expense. Real estate operating expense increased $2.7 million to $11.4 million for the nine-month period ended September 30, 2008 from $8.7 million for the nine-month period ended September 30, 2007. This increase was primarily attributable to three new properties, with total assets of approximately $60.9 million, acquired or consolidated since or during the nine-month period ended September 30, 2007.

General and administrative expense. General and administrative expense decreased $2.6 million, or 13.7%, to $16.5 million for the nine-month period ended September 30, 2008 from $19.1 million for the nine-month period ended September 30, 2007. This decrease is primarily due to a $1.0 million fee paid to Eton Park Capital Management for providing a standby commitment to purchase equity in the Taberna Europe I transaction that we closed in January 2007. No such fees were paid during the nine-month period ended September 30, 2008. In addition, there were $0.9 million of less travel and entertainment expenses, $0.9 million of lower costs for deals that will no longer be pursued, $0.4 million of less investment monitoring costs and other decreased general and administrative costs offset by $1.6 million of increased legal expenses related to the class action securities lawsuit.

Depreciation expense. Depreciation expense increased $0.6 million to $4.4 million for the nine-month period ended September 30, 2008 from $3.8 million for the nine-month period ended September 30, 2007. This increase was primarily attributable to three new properties, with total assets of approximately $60.9 million, acquired or consolidated since or during the nine-month period ended September 30, 2007 offset by the sale of one real estate property during the nine-month period ended September 30, 2007.

Amortization of intangible assets. Amortization expense decreased $30.1 million, or 65.2%, to $16.0 million for the nine-month period ended September 30, 2008 from $46.1 million for the nine-month period ended September 30, 2007. This decrease resulted from the full amortization or impairment of some of the identified intangibles ($34.8 million had a useful life of one year) recorded subsequent to or during the nine-month period ended September 30, 2007.

Other Income (Expenses)

Interest and other income. Interest and other income decreased $14.3 million to $1.1 million for the nine-month period ended September 30, 2008 from $15.4 million for the nine-month period ended September 30, 2007. This decrease is due to reduced average cash and restricted cash balances during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 as well as reduced interest rates offered by financial institutions in 2008.

Gains (losses) on sale of assets. Gains on sale of assets were $0.8 million for the nine-month period ended September 30, 2008 compared to losses on sale of assets of $10.3 million for the nine-month period ended September 30, 2007. These gains and losses were associated with the sales of investments in securities and other assets during the nine-month periods ended September 30, 2008 and 2007.

Gains on extinguishment of debt. Gains on extinguishment of debt during the nine-month period ended September 30, 2008 are attributable to the repurchase of $21.0 million in aggregate principal amount of convertible senior notes from the market for a total purchase price of $11.9 million. As a result, we recorded a gain on extinguishment of debt of $8.6 million, net of $0.5 million deferred financing costs that were written off associated with these convertible senior notes.

Change in fair value of free-standing derivatives. The change in fair value of free-standing derivatives represents the earnings (loss) on (of) our first-dollar risk of loss associated with our warehouse facilities. During the nine-month period ended September 30, 2008, our warehouse agreements terminated with the respective financial institutions. As such, we do not currently expect that we will recover our warehouse deposits. During the nine-month period ended September 30, 2008, we have recorded a loss of $32.1 million on our warehouse deposits. The write-off of these warehouse deposits are our only exposure under these warehouse agreements and we have no further obligations thereunder.

Change in fair value of financial instruments. The change in fair value of financial instruments represents the financial assets, liabilities and derivatives whereby we have elected to record fair value adjustments under SFAS No. 159. Our election to record these assets at fair value was effective on January 1, 2008, the effective date of SFAS No. 159. Our SFAS No. 159 election impacted the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the nine-month period ended September 30, 2008, the fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Nine-month Period Ended September 30, 2008
Change in fair value of trading securities and security-related receivables	$(1,152,385)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	1,281,974
Change in fair value of derivatives	(78,928)

Change in fair value of financial instruments	$50,661

Equity in income (loss) of equity method investments. Equity in income (loss) of equity method investments increased $1.0 million to income of $0.9 million for the nine-month period ended September 30, 2008 compared to loss of $0.1 million for the nine-month period ended September 30, 2007. The increase relates to the accretion on an investment in a property that was accounted for under the equity method.

Asset impairments. For the nine-month period ended September 30, 2008, we recorded asset impairments totaling $38.4 million that were associated with certain intangible assets and certain investments in loans, available-for-sale securities and other assets for which we did not elect SFAS No. 159. In making this determination, management considered the estimated fair value of the investments to our cost bases, the financial condition of the related entity and our intent and ability to hold the investments for a sufficient period of time to recover our investments. For the identified investments, management believes full recovery is not likely and wrote down the investments to their current recovery value, or estimated fair value. Asset impairments were comprised of $8.5 million of other-than-temporary impairment in our investments in loans, $4.9 million of other-than-temporary impairment in available-for-sale securities and $6.9 million of other-than-temporary impairment in other assets. We evaluate intangible assets for impairment as events and circumstances change, in accordance with SFAS No. 144. Due to current market and economic conditions, management evaluated the carrying value of intangible assets. Based upon that evaluation, management concluded certain intangible assets were impaired and recorded impairment expense of $18.1 million during the nine-month period ended September 30, 2008. Asset impairments totaling $343.0 million for the nine-month period ended September 30, 2007 were recorded prior to the adoption of SFAS No. 159 and were comprised of other-than-temporary impairment of $335.4 million in our investments in securities and $7.6 million of impairment expense in our intangible assets.

Income (loss) allocated to minority interest. Minority interest represents the earnings of consolidated entities allocated to third parties, including changes in the fair values of financial instruments discussed above. Minority interest decreased $66.0 million to $15.5 million of loss allocated to minority interest for the nine-month period ended September 30, 2008 from $81.5 million of loss allocated to minority interest for the nine-month period ended September 30, 2007. This decrease is primarily attributable to $27.7 million of loss allocated to minority interest associated with the change in fair value of financial instruments in 2008 due to our adoption of SFAS No 159 on January 1, 2008. During the nine-month period ended September 30, 2007, $96.0 million of loss allocated to minority interest was associated with asset impairments prior to the adoption of SFAS No. 159.

Provision for income taxes. We maintain several domestic and foreign TRS entities that are subject to U.S. federal, state and local income taxes and foreign taxes. For the nine-month period ended September 30, 2008, the provision for income taxes was a benefit of $2.3 million, a decrease of $1.2 million from a benefit of $3.5 million for the nine-month period ended September 30, 2007. These tax benefits are primarily attributable to operating losses at several of our domestic TRS entities during the nine-month periods ended September 30, 2008 and 2007.

Discontinued operations. Discontinued operations of $0.1 million during the nine-month period ended September 30, 2007 related to one real estate property that was sold in September 2007. As of September 30, 2008, we do not have any discontinued operations.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs. The disruption in the credit markets discussed above has reduced our liquidity and capital resources and has generally increased the cost of any new sources of liquidity over historical levels. As discussed above, due to current market conditions, the cash flow to us from a number of the securitizations we sponsored has been reduced and we do not expect to sponsor new securitizations to provide us with long-term financing for the foreseeable future. Due to credit issues in investments underlying Taberna Europe II, the remaining restricted cash in that securitization was redirected to pay down the senior debt issued by that securitization. We are seeking to expand our use of secured lines of credit, our ability to obtain cash in transactions restructuring securities issued by our sponsored securitizations and other financing strategies that permit us to originate investments generating attractive returns while preserving our capital, such as participations and joint venturing arrangements. We expect to continue to receive substantial cash flow from our investment portfolio, though as discussed above, a number of our securitizations are currently failing several of their respective over-collateralization tests due to collateral defaults and are re-directing cash flow associated with our retained interests to repay principal on senior debt. We believe our available cash and restricted cash balances, funds available under our secured credit facilities, repurchase agreements and other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months. Should our liquidity needs exceed our available sources of liquidity, we believe that our CDO and investment securities could be sold directly to raise additional cash. While we expect to expand our business, we may not be able to obtain additional financing when we desire to do so, or may not be able to obtain desired financing on terms and conditions acceptable to us. If we fail to obtain additional financing, the pace of our growth could be reduced.

Our primary cash requirements are as follows:

•	to distribute a minimum of 90% of our net taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT;

•	to make investments;

•	to repay our indebtedness under our secured credit facilities and other indebtedness;

•	to pay costs associated with future borrowings, including interest, incurred to finance our investment strategies;

•	to pay employee salaries and incentive compensation; and

•	to pay U.S. federal, state, and local taxes of our TRSs.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $38.4 million as of September 30, 2008;

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

Cash Flows

As of September 30, 2008 and September 30, 2007, we maintained cash and cash equivalents of approximately $38.4 million and $176.6 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine-Month Periods Ended September 30
	2008	2007
Cash flow from operating activities	$102,974	$155,323
Cash flow from investing activities	487,382	(1,679,332)
Cash flow from financing activities	(679,954)	1,601,232

Net change in cash and cash equivalents	(89,598)	77,223
Cash and cash equivalents at beginning of period	127,987	99,367

Cash and cash equivalents at end of period	$38,389	$176,590

Our principal source of cash flows is from our investing activities. Our decreased cash flow from operating activities is primarily due to the reduced fees generated in 2008 as compared to 2007 as well as the increase in loans on non-accrual in 2008 as compared to 2007.

The cash inflow from our investing activities during 2008 as compared to cash outflow in 2007 reflects reduction in the volume of investments originated or purchased in 2008 as compared to 2007. Our cash inflow from investing activities resulted from $548.4 million principal repayments on loans and investments.

The cash outflow from our financing activities during 2008 as compared to a cash inflow in 2007 is due to a reduction in our capital raised in 2008 as compared to 2007. During the nine months ended September 30, 2008, we have aggressively repaid $160.8 million of short-term indebtedness using available cash resources and cash flow generated during the current year.

For the three-month and nine-month periods ended September 30, 2008, the cash flows generated by our investment portfolios was as follows (dollars in thousands):

	Assets Under Management	Gross Cash Flow for the Three-Month Period Ended September 30, 2008 (1)	Gross Cash Flow for the Nine-Month Period Ended September 30, 2008 (1)
Commercial real estate portfolio (2)	$2,104,833	$23,137	$76,034
Residential mortgage portfolio	3,694,875	4,778	14,840
European portfolio	1,945,487	4,264	11,331
U.S. TruPS portfolio (3)	6,512,275	11,952	32,975
Other investments	720	210	811

Total	$14,258,190	$44,341	$135,991

(1)	Cash flows for the three-month and nine-month periods ended September 30, 2008 may not be indicative of cash flows for subsequent quarterly or annual periods. See “Forward-looking Statements” section above for risks and uncertainties that could cause our gross cash flow for subsequent quarterly or annual periods to differ materially from these amounts.
(2)	Our commercial real estate portfolio is comprised of $1.6 billion of assets collateralizing RAIT I and RAIT II, $311.2 million of investments in real estate interests and $240.3 million of commercial mortgages and mezzanine loans included on our consolidated balance sheet as of September 30, 2008.
(3)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna III, Taberna IV, and Taberna VI through Taberna IX, and our interests in Taberna I, Taberna II and Taberna V, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

We generated approximately $136.0 million of cash flow for the nine-month period ended September 30, 2008 from our portfolios and asset management activities before operating expenses. We incurred approximately $21.6 million in corporate interest expense related to our convertible senior notes outstanding and $10.2 million in preferred share dividends during the nine-month period ended September 30, 2008. The remaining net cash flow from operations was used to repay indebtedness, pay operating expenses, including cash compensation expense and general and administrative expenses, and to pay distributions to our shareholders.

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

At December 31, 2007, we had approximately $138.8 million of indebtedness under repurchase agreements with major investment banks and we have repaid all such repurchase agreement indebtedness during the nine months ended September 30, 2008 while maintaining adequate liquidity.

Our two commercial real estate securitized financing arrangements include a revolving credit option that allows us to repay the AAA rated debt tranches totaling $475.0 million as loan repayments occur, and then draw up to the available committed amounts during the first five years of each facility. We have $55.6 million of unused capacity in our two CRE securitizations to invest in commercial loans as of September 30, 2008, subject to future funding commitments and borrowing requirements. We also have $90.0 million of capacity under secured credit facilities with three commercial banks at September 30, 2008 of which $53.5 million was outstanding and $36.5 million was available for future commercial loans.

Capitalization

Debt Financing.

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness as of September 30, 2008 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Contractual Maturity
Secured credit facilities and other indebtedness	$207,182	$205,966	4.5% to 13.0%	6.9%	Nov. 2008 to 2037
Mortgage-backed securities issued (1)(2)(3)	3,464,774	3,438,431	4.6% to 5.8%	5.1%	2035
Trust preferred obligations (4)	362,500	208,916	5.5% to 10.1%	7.0%	2035
CDO notes payable – amortized cost (1)(5)	1,431,250	1,431,250	3.5% to 7.2%	3.9%	2036 to 2045
CDO notes payable – fair value (1)(4)(6)	3,615,691	841,546	3.1% to 10.0%	3.8%	2035 to 2038
Convertible senior notes	404,000	404,000	6.9%	6.9%	2027

Total indebtedness	$9,485,397	$6,530,109		4.6%

(1)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(2)	Collateralized by $3.7 billion principal amount of residential mortgages and mortgage-related receivables. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(3)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.
(4)	Relates to liabilities for which we elected to record at fair value under SFAS No. 159. See note 7.
(5)	Collateralized by $1.7 billion principal amount of commercial mortgages, mezzanine loans and other loans. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $4.1 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of September 30, 2008 was $2.6 billion. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

Repurchase Agreements

During the three-month and nine-month periods ended September 30, 2008, we repaid $47.1 million and $138.8 million, respectively, associated with our repurchase agreements.

Secured Credit Facilities and Other Indebtedness

On September 19, 2008, we entered into a series of transactions with a lender enabling us to replace all of our remaining short-term repurchase obligations with two longer-term master repurchase agreements. While these agreements are titled as repurchase agreements, because they lack many of the standard terms of repurchase agreements and operate in a manner we consider closer to a secured credit facility, we include these agreements in our secured credit facilities in our financial statements.

          The first master repurchase agreement provided for the lender to purchase RMBS from us for an adjusted purchase price of $24.5 million. We pay interest monthly beginning September 30, 2008 equal to 13.0% per annum on the then outstanding amount of the purchase price under this agreement which equaled $25.4 million at September 19, 2008. We must also pay mandatory payments monthly for nine months and thereafter quarterly which are applied to the purchase price. We may also be required to pay a performance amount monthly applied to the then outstanding purchase price if losses in the purchased assets exceed agreed-upon limits. This agreement provides that we will repurchase these RMBS on August 31, 2010, or an earlier date selected by us, for the sum of the then outstanding purchase price, a minimum financing cost of $3.1 million (less any interest previously paid) and the amount of any accrued and unpaid interest. The second master repurchase agreement provided for the lender to purchase commercial real estate CDO securities from us for a purchase price of $3.0 million. We pay interest monthly beginning September 30, 2008 equal to 13.0% per annum on the then outstanding amount of the purchase price. We must pay mandatory payments monthly applied to the purchase price. This agreement provides that we will repurchase these commercial real estate CDO securities on May 29, 2009, or an earlier date selected by us, for the sum of the then outstanding purchase price and the amount of any accrued and unpaid interest.

As partial consideration to the lender for entering into these master repurchase agreements, we issued a Series A Warrant Agreement, or the warrants, to the lender exercisable to purchase 250,000 common shares of RAIT for an exercise price of $6.00 per common share for an exercise period starting December 19, 2008 and ending September 19, 2011. Holders of the warrants may exercise a put option requiring us to repurchase the warrants, for cash, at a price based upon the Black-Scholes option pricing model in certain circumstances which may be outside our control, including upon a change in control. As of September 30, 2008, the warrants have an estimated fair value of $0.3 million and have been recorded in other liabilities in our consolidated balance sheet.

We have secured credit facilities with three financial institutions with total capacity of $90.0 million. As of September 30, 2008, we have borrowed $53.5 million on these credit facilities leaving $36.5 million of availability. As of September 30, 2008, we have $50.2 million of junior subordinated notes issued by us outstanding and $103.5 million of other indebtedness outstanding relating to loans payable on consolidated real estate interests and other loans. As of September 30, 2008, the maturity of our secured credit facilities and other indebtedness is scheduled as follows: $77.9 million through December 31, 2009, $59.6 million from 2010 through 2014, and $69.7 million thereafter.

On October 16, 2008, we issued $38.1 million principal amount of TruPS to a third party and received $15.5 million of net cash proceeds. Of the total amount at TruPS issued, $18.7 million has a fixed interest rate of 8.65% through October 30, 2015 with a floating rate of LIBOR plus 400 basis points thereafter and a maturity date of March 30, 2035. The remaining $19.4 million has a fixed interest rate of 9.64% and a maturity date of October 30, 2015.

On October 21, 2008, we purchased $25.0 million principal amount of TruPS that we had issued for a purchase price of $5.3 million in a privately negotiated transaction. These TruPS are included in other indebtedness on our balance sheets as of September 30, 2008. The repurchase generated gains on the extinguishment of debt of $19.7 million.

Trust Preferred Obligations

As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record trust preferred obligations at fair value. At adoption, we decreased the carrying amount of the trust preferred obligations by $52.1 million to reflect these liabilities at fair value in our financial statements. The change in fair value of the trust preferred obligations was a decrease of $50.2 million and $101.5 million for the three-month and nine-month periods ended September 30, 2008, respectively, and was included in the accompanying consolidated statements of operations.

CDO Notes Payable – Fair Value

As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record CDO notes payable that are collateralized by trading securities, security-related receivables and loans at fair value. At adoption, we decreased the carrying amount of these CDO notes payable by $1.5 billion to reflect these liabilities at fair value in our financial statements. The change in fair value of these CDO notes payable was a decrease of $233.7 million and $1,180.4 million for the three-month and nine-month periods ended September 30, 2008, respectively, and was included in the accompanying consolidated statements of operations.

Convertible Senior Notes

During the nine-month period ended September 30, 2008, we repurchased, from the market, a total of $21.0 million in aggregate principal amount of convertible senior notes for a total purchase price of $11.9 million. As a result, we recorded gains on extinguishment of debt of $8.6 million, net of $0.5 million deferred financing costs that were written off associated with these convertible senior notes.

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

On July 29, 2008, our board of trustees declared a third quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.5546875 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends were paid on September 30, 2008 to holders of record on September 2, 2008 and totaled $3.4 million.

On October 22, 2008, our board of trustees declared a fourth quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on our 8.375% Series B Cumulative Redeemable Preferred Shares and $0.5546875 per share on our 8.875% Series C Cumulative Redeemable Preferred Shares. The dividends totaling $3.4 million will be paid on December 31, 2008 to holders of record on December 1, 2008.

Common Shares

On January 8, 2008, the compensation committee of our board of trustees, or the Compensation Committee, awarded 324,200 phantom units, valued at $2.4 million using our closing stock price of $7.55, to various non-executive employees. The awards generally vest over four year periods.

On January 14, 2008, we paid a quarterly distribution of $0.46 per common share totaling $28.1 million to shareholders of record as of December 17, 2007.

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

On June 30, 2008, our board of trustees declared a quarterly distribution of $0.46 per common share totaling $29.4 million that was paid on August 12, 2008 to shareholders of record as of July 16, 2008.

On October 10, 2008, our board of trustees declared a distribution of $0.35 per common share totaling $22.7 million that will be paid on December 5, 2008 to shareholders of record as of October 31, 2008.

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance of 10,000,000 common shares. During the three-month period ended September 30, 2008, we issued a total of 938,376 common shares pursuant to the DRSPP at a weighted-average price of $6.68 per share and we received $6.2 million of net proceeds. During the nine-month period ended September 30, 2008, we issued a total of 3,666,558 common shares pursuant to the DRSPP at a weighted-average price of $7.75 per share and we received $28.4 million of net proceeds.

Off-Balance Sheet Arrangements and Commitments

We have maintained warehouse arrangements with various investment banks. These warehouse arrangements are free-standing derivatives under SFAS No. 133. As such, our investment, or first-dollar risk of loss, is recorded at fair value each period with the change in fair value recorded in earnings.

During the nine-month period ended September 30, 2008, our two warehouse facilities were terminated. Due to these events, $32.1 million was charged to earnings through the change in fair value of free-standing derivatives during the nine-month period ended September 30, 2008. The write-off of these warehouse deposits represents our only exposure under our warehouse agreements and we have no further obligations thereunder. We are not party to any warehouse facilities as of September 30, 2008.

In addition, the option we provided a warehouse provider for us to provide credit default protection on two reference securities was terminated in May 2008 and we have no further obligation thereunder.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2007 contains a discussion of our critical accounting policies. On January 1, 2008, we adopted SFAS No. 159 and revised our accounting policies as described below. See Note 2 in our unaudited consolidated financial statements as of September 30, 2008, as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

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

Investments. We invest in debt securities, residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other types of real estate-related assets. We account for our investments in securities under SFAS No. 115, and designate each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). See “Fair Value of Financial Instruments.” Our estimate of fair value is subject to a high degree of variability based upon market conditions and management assumptions. Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

On January 1, 2008, we adopted SFAS No. 159. See “Recent Accounting Pronouncements.” In applying SFAS No. 159, we classified certain of our available for sale securities as trading securities on January 1, 2008. Trading securities are carried at their estimated fair value, with changes in fair value reported in income.

We account for our investments in subordinated debentures owned by trust VIEs that we consolidate as available-for-sale securities. These VIEs have no ability to sell, pledge, transfer or otherwise encumber the trust or the assets of the trust until such subordinated debenture’s maturity. We account for investments in securities where the transfer meets the criteria as a financing under SFAS No. 140, at amortized cost. Our investments in security-related receivables represent securities that were transferred to issuers of CDOs in which the transferors maintained some level of continuing involvement.

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

Fair Value of Financial Instruments. Effective January 1, 2008, we adopted SFAS No. 157, which requires additional disclosures about our assets and liabilities that we measure at fair value. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Beginning in January 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities are as follows:

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

The following table presents information about the eligible instruments for which we elected the fair value option and for which adjustments were recorded as of January 1, 2008 (dollars in thousands):

	Carrying Amount as of December 31, 2007	Effect from adoption of SFAS No. 159	Carrying Amount as of January 1, 2008 (After adoption of SFAS No. 159)
Assets:
Trading securities (1)	$2,721,360	$—	$2,721,360
Security-related receivables	1,050,967	(99,991)	950,976
Deferred financing costs, net of accumulated amortization	18,047	(18,047)	—
Liabilities:
Trust preferred obligations	(450,625)	52,070	(398,555)
CDO notes payable	(3,695,858)	1,520,616	(2,175,242)
Derivative liabilities	(155,080)	—	(155,080)
Deferred taxes and other liabilities	(6,103)	6,103	—

Fair value adjustments before allocation to minority interest		1,460,751
Allocation of fair value adjustments to minority interest	—	(373,357)	(373,357)

Cumulative effect on shareholders’ equity from adoption of SFAS No. 159 (2)		$1,087,394

(1)	Prior to January 1, 2008, trading securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option under SFAS No. 159 for trading securities did not change their carrying value and resulted in a reclassification of $310.5 million from accumulated other comprehensive income (loss) to retained earnings (deficit) on January 1, 2008.
(2)	The $1,087.4 million cumulative effect on shareholders’ equity from the adoption of SFAS No. 159 on January 1, 2008 was comprised of a $310.5 million increase to accumulated other comprehensive income (loss) and a $776.9 million increase to retained earnings (deficit).

In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The statement is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

In February 2008, the FASB issued FSP No. 140-3, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. FSP No. 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. The statement is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, which requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

In May 2008, the FASB issued APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The equity component is presented in shareholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. The statement is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 is effective October 10, 2008, and for prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a material effect on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Shareholders’ Derivative Action

On August 17, 2007, a putative shareholders’ derivative action was filed in the United States District Court for the Eastern District of Pennsylvania naming RAIT, as nominal defendant, and certain of our executive officers and trustees as defendants. The complaint in this action alleges that certain of our executive officers and trustees breached their duties to RAIT in connection with the matters that are the subject of the securities litigation described above. The board of trustees has established a special litigation committee to investigate the allegations made in the derivative action complaint and in shareholder demands asserting similar allegations, and to determine what action, if any, RAIT should take concerning them. On October 25, 2007, pursuant to a stipulation of the parties, the court ordered the derivative action stayed pending the completion of the special committee’s investigation, subject to quarterly status reports by the special litigation committee beginning March 31, 2008. On August 22, 2008, the special litigation committee advised the court that it had completed its investigation, had found no merit to the allegations of wrongdoing asserted against RAIT’s officers and trustees and concluded that prosecution of the claims asserted in the shareholders’ derivative action would not serve RAIT’s best interests. The special litigation committee accordingly moved on behalf of RAIT to dismiss that action. That motion remains pending. An adverse resolution of these matters could have a material adverse effect on our financial condition and results of operations.

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

RAIT FINANCIAL TRUST (Registrant)

Date: November 7, 2008	By:	/s/ Daniel G. Cohen
Daniel G. Cohen, Chief Executive Officer and Trustee
(On behalf of the registrant and as its Principal Executive Officer)

Date: November 7, 2008	By:	/s/ Jack E. Salmon
Jack E. Salmon, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer)

Date: November 7, 2008	By:	/s/ James J. Sebra
James J. Sebra, Senior Vice President-Finance and Chief Accounting Officer
(On behalf of the registrant and as its Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (6)

3.1.6	Certificate of Correction to the Series A Articles Supplementary. (6)

3.1.7	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

3.1.8	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.2	By-laws. (9)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (5)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust, as issuer, or RAIT, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (11)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (11)

4.7	Notation of Guarantee by RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors. (11)

10.1	Employment Agreement dated as of February 5, 2008 by and between RAIT and Ken R. Frappier. (12)

10.2	RAIT Financial Trust 2008 Incentive Award Plan, as Amended and Restated May 20, 2008 (the “IAP”). (13)

10.3	IAP Form of 2008 Cash Award Program Agreement. (13)

10.4	Letter Agreement dated as of August 7, 2008 by and between RAIT Financial Trust and Plamen M. Mitrikov. (14)

10.5	Master Repurchase Agreement dated as of September 19, 2008 between Wilmington Trust Company, as agent for Cedric LLC, as buyer, and Taberna Loan Holdings I, LLC, as seller (the “TLHI Agreement”). (15)

10.6	The TLHI Agreement, as amended and restated as of October 27, 2008. (16)

10.7	Master Repurchase Agreement dated as of September 19, 2008 between Wilmington Trust Company, as agent for Cedric LLC, as buyer, and RAIT CRE Holdings, LLC, as seller (the “RAIT CRE Agreement”). (15)

10.8	Parent Guarantee dated as of September 19, 2008 made by RAIT Financial Trust and Taberna Realty Finance Trust in favor of Wilmington Trust Company, as agent for Cedric LLC relating to the TLHI Agreement. (15)

10.9	Parent Guarantee dated as of September 19, 2008 made by RAIT Financial Trust and Taberna Realty Finance Trust in favor of Wilmington Trust Company, as agent for Cedric LLC relating to the RAIT CRE Agreement. (15)

10.10	Warrant Issuance Agreement dated as of September 19, 2008 between RAIT Financial Trust and Cedric LLC. (15)

10.11	Series A Warrant Agreement dated as of September 19, 2008 made by RAIT Financial Trust and acknowledged by Cedric LLC. (15)

15.1	Awareness Letter from Independent Accountants.

Exhibit Number	Description of Documents
31.1	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

99.1	Material U.S. Federal Income Tax Considerations (17)

(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(7)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-14760).
(10)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 11, 2008 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 27, 2008 (File No. 1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 13, 2008 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 25, 2008 (File No. 1-14760).
(16)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 31, 2008 (File No. 1-14760).
(17)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2008 (File No. 1-14760).