Form 10-K
period 2008-12-31
RAIT Financial Trust
filed 2009-03-02
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2008 of $7.42, was approximately $448,000,000.

As of February 27, 2009, 64,850,448 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

•

global recessionary economic conditions and adverse developments in the credit markets have had, and we expect will continue to have, an adverse effect on our investments and our operating results, including causing significant reduction in the availability of financing to us and for refinancing to our borrowers, increases in payment defaults and other credit risks in our investments, decreases in the fair value of our assets and decreases in the cash flow we receive from our investments;

•	adverse governmental or regulatory policies may be enacted;

•

our current liquidity and our access to additional liquidity have been, and may continue to be, reduced by the reduced availability of short-term and long-term financing, including a significant curtailment in the market for securities issued in securitizations and in the market for our securities and a significant reduction of the availability of repurchase agreements, warehouse facilities and bank financing;

•

payment delinquencies or failures to meet other collateral performance criteria in collateral underlying our securitizations have restricted, and may continue to restrict our ability to receive cash distributions from our securitizations which reduces our liquidity;

•	our ability to originate and finance investments has been, and may continue to be, decreased by our reduced access to liquidity;

•

the fair value of our assets that we record at their fair value on our financial statements has declined, and may continue to decline, substantially, which has had a material adverse effect on our financial performance, and the fair value of our liabilities that we record at their fair value on our financial statements may increase, which may have a material adverse effect on our financial performance;

•

payment defaults and other credit risks in our investment portfolio have substantially increased, and may continue to increase, in all categories of our investment portfolio, which has reduced, and may continue to reduce, our cash flow, net income and ability to make distributions:

•	our investment portfolio may have material geographic, sector, property-type and sponsor concentrations which could be adversely affected by economic factors unique to such concentrations;

•	our borrowing costs may increase relative to the interest received on our investments, thereby reducing our net investment income;

•	our increased use of different methods of financing our investments from our historical methods may reduce our rate of return on our investments from historical levels;

•

our financing arrangements contain covenants that restrict our operations, and any default under these arrangements would inhibit our ability to grow our business, increase revenue and pay distributions to our shareholders;

•	we and our subsidiary, Taberna Realty Finance Trust, or Taberna, may fail to maintain qualification as real estate investment trusts, or REITs;

•	we and Taberna may fail to maintain exemptions under the Investment Company Act of 1940;

•	management and other key personnel may be lost;

•	our hedging transactions may not completely insulate us from interest rate risk, which could cause volatility in our earnings; and

•	competition from other REITs and other specialty finance companies may increase.

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

Our Company

RAIT Financial Trust manages a portfolio of real estate related assets, provides a comprehensive set of debt financing options to the real estate industry and invests in real estate related assets. We conduct our business through our subsidiaries, RAIT Partnership, L.P., or RAIT Partnership, and Taberna Realty Finance Trust, or Taberna, as well as through their respective subsidiaries. RAIT is a self-managed and self-advised Maryland real estate investment trust, or REIT. Taberna is also a Maryland REIT. We were formed in August 1997 and commenced operations in January 1998.

Our investments are underwritten through an integrated investment process. We review our proposed investments and seek to evaluate possible risks before we make an investment decision. After making an investment, we actively monitor our investments. These investments are comprised primarily of the following asset classes:

•	commercial mortgages, mezzanine loans, other loans and preferred equity interests;

•	investment in real estate interests in entities that own real estate;

•	residential mortgages and loans;

•	trust preferred securities, or TruPS, and subordinated debentures; and

•	mortgage-backed securities, including residential mortgage-backed securities, or RMBS, commercial mortgage-backed securities, or CMBS, unsecured REIT notes and other real estate related debt.

Our income is generated primarily from:

•	interest income from our investments, net of any financing costs, or net interest margin;

•	fee income generated from originating and managing assets; and

•	rental income from our direct investments in real estate assets.

Business Strategy

Our objective is to provide our shareholders with total returns over time, including distributions, while managing the risks associated with our investment strategy. The core components of our business strategy are described in more detail below.

Manage and service real estate investments. We manage a portfolio of real estate related assets. As of December 31, 2008, we had $14.2 billion of assets under management. Assets under management are comprised of our consolidated assets and assets we manage but do not consolidate. We serve as the collateral manager on thirteen securitizations that are collateralized by $10.6 billion, in the aggregate, of U.S. commercial real estate investments, TruPS and European real estate investments. As collateral manager, we seek to maintain and enhance the performance of the investments collateralizing, and the cash flows of, these securitizations. We also service our U.S. commercial real estate investments. Servicing our assets may include controlling the rental collection accounts for the specific properties financed and remitting payments for debt service and operating expenses to the appropriate parties. The remaining $3.6 billion of assets under management, primarily our residential mortgage portfolio, do not generate asset management fees for us. If defaults occur in our portfolios under management, we will use our asset management skills to seek to mitigate the severity of any losses, maintain and enhance the cash flow from the investment and optimize the recovery value of our assets.

This component of our business strategy has grown significantly since 2006 and we are seeking additional asset management contracts or relationships. Current economic conditions may impact our ability to expand this business strategy. We generate fee income from our asset management efforts, primarily from serving as collateral manager. During the years ended December 31, 2008 and 2007, we received asset management fee income of $23.2 million and $26.1 million, respectively, of which we eliminated $12.2 million and $19.1 million, respectively, upon consolidation of securitizations in our consolidated financial statements.

Providing financing to the real estate industry and investing in real estate related assets. We provide a comprehensive set of debt financing options to the real estate industry and invest in real estate related assets. Our management has structured our investment portfolio by identifying asset classes that have the potential to generate an acceptable risk-adjusted return to RAIT. Our ownership of commercial real estate properties has grown as a part of our portfolio recently as we have restructured loans in response to credit events to take control of properties where we believe we can continue to generate risk-adjusted returns. We receive net investment income from our investment portfolios and origination fees from our real estate related assets. During the years ended December 31, 2008 and 2007, our net investment margin was $206.4 million and $194.9 million, respectively. During the years ended December 31, 2008 and 2007, we received origination fees of $9.1 million and $26.8 million, respectively, most of which is recorded as a yield adjustment when we retained an investment in the debt financing originated.

We own junior debt tranches and equity of a number of the securitizations which we structured to finance a substantial portion of our investment portfolio. In these securitizations, multiple classes of debt and equity are issued by a special purpose entity to finance a portfolio of assets. When we are the primary beneficiary of the securitization, we consolidate all of the collateral underlying the securitization and the debt issued by the securitization on our financial statements. However, our recourse risk under the securitization is limited to the amount of our investment in the debt and equity and our return on the collateral is dependent on the amounts generated by the collateral that is distributable to us in the form of management fees and investment returns on the debt and equity we hold in the securitization.

Financing Strategy. We have financed a substantial portion of our portfolio investments through borrowing and securitization strategies that seek to match the payment terms, interest rate and maturity dates of our financings with the payment terms, interest rate and maturity dates of those investments. We seek to mitigate interest rate risk through derivative instruments.

Impact of Global Economic Conditions on Our Business

During 2008, global recessionary economic conditions continued and worsened throughout the year resulting in ongoing disruptions in the credit and capital markets, abrupt and significant devaluations of assets directly or indirectly linked to the U.S. real estate finance markets, and the attendant removal of liquidity, both long and short term, from the capital markets. These conditions have had, and we expect will continue to have, an adverse effect on us and assets in which we have invested. These effects include the following:

•

These conditions have caused us to record a significant increase in provisions for losses, asset impairments and change in fair value of financial instruments, which are the primary causes of our reported net loss available to common shares of $442.9 million, or $7.03 per share, for the year ended December 31, 2008.

•

The conditions have contributed to a substantial increase in payment defaults, limited availability of refinancing sources and other credit risks in our investments, resulting in reduced cash flow from our portfolio and requiring us to focus significant resources on servicing our investment portfolio, work-out activities, pursuing foreclosure and other enforcement actions, acquiring real properties by foreclosure or deed in lieu of foreclosure, operating real property acquired by us in foreclosure or deed in lieu of foreclosure, engaging in activities related to the sale process with respect to properties we decide to sell and negotiating collateral exchange offers in our securitizations to enhance their overall recovery value.

•

While we generated new investments in 2008, we did so at a reduced level from historical levels due to reduced availability of liquidity to us, lack of availability of bank financing and increased credit risks.

During the year ended December 31, 2008, we originated $612.7 million of new investments, compared to $2,586.6 million of new investments originated in the year ended December 31, 2007. We expect that our asset growth will be limited, except for recycling asset repayments, and our interest and fee income will be reduced, as compared to historical levels, until the capital markets improve.

•

The events occurring in the credit markets have impacted our financing strategies. We do not expect that we will be able to finance our investments through securitizations for the foreseeable future. We are seeking to develop new sources of financing, including additional bank financing, and increased use of co-investment, participations and joint venture strategies that will enable us to originate investments and generate fee income. We have continued to manage our liquidity and originate new assets primarily through capital recycling as payoffs occur and through existing capacities within our completed securitizations. As of December 31, 2008, we have no amounts outstanding under financing facilities that require us to meet margin calls solely due to a reduction in the market value of the asset.

For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our Investment Portfolio

The table below summarizes our consolidated investment portfolio as of December 31, 2008 (dollars in thousands):

	Carrying Amount (1)	Percentage of Total Portfolio	Weighted- Average Coupon (2)
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$2,048,233	25.8%	8.5%
Investments in real estate interests	367,739	4.7%	N/A
Residential mortgages and mortgage-related receivables	3,598,925	45.4%	5.6%
Investments in securities
TruPS and subordinated debentures	1,644,666	20.7%	6.7%
Unsecured REIT note receivables	217,884	2.7%	6.0%
CMBS receivables	39,987	0.5%	5.9%
Other securities	18,346	0.2%	7.8%

Total investments in securities	1,920,883	24.1%	6.6%

Total	$7,935,780	100.0%	6.6%

(1)	Reflects the carrying amount of the respective assets classes, as they appear in our consolidated financial statements as of December 31, 2008.
(2)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

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

Our consolidated investment portfolio is currently comprised of the following asset classes:

Commercial mortgages, mezzanine loans, other loans and preferred equity interests. We have originated commercial real estate loans which enables us to better control the structure of the loans and to maintain direct lending relationships with the borrowers. We have originated senior long-term mortgage loans, short-term bridge loans, subordinated, or “mezzanine,” financing and preferred equity interests. Our financing is usually “non-recourse.” Non-recourse financing means we look only to the assets securing the payment of the loan, subject to certain standard exceptions including liabilities relating to environmental issues, fraud, misapplication of funds and non-payment of real estate taxes. We may engage in recourse financing by requiring personal guarantees from controlling persons of our borrowers where we feel it is necessary to further protect our investment. We also acquire existing commercial real estate loans held by banks, other institutional lenders or third-party investors.

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

Our mezzanine loans are subordinate in repayment priority to a senior mortgage loan or loans on a property and are typically secured by pledges of ownership interests, in whole or in part, in the entities that own the real property. In addition, we may require other credit enhancements for our mezzanine loans, including letters of credit, personal guarantees of the borrower, or collateral unrelated to the property. We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan as well as additional interest based upon a percentage of gross revenue or a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Our mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment.

We may provide mezzanine loans and other forms of subordinated financing where the terms of the loan secured by the first lien on a property prohibit us from imposing a lien. We typically include one or more of the following provisions in these mezzanine loans and other forms of subordinated financing which we believe serve to mitigate our risk:

•	direct deposit of rents and other cash flow from the underlying properties to a bank account controlled by us or a senior lender;

•	delivery to us of a deed-in-lieu of foreclosure or nominal cost purchase option that may enable us to enforce our rights against the underlying property in an expedited fashion;

•	recorded or perfected liens on other real estate owned by the controlling persons of our borrower;

•	pledges to us of the equity interest in the borrower or its owners by its controlling persons; and

•	personal guarantees from the borrower’s controlling persons.

We generate a return on our preferred equity investments primarily through distributions to us at a fixed rate based upon the net cash flow of our investment from the underlying real estate. We use this investment structure as an alternative to a mezzanine loan where the financial needs and tax situation of the borrower, the terms of senior financing secured by the underlying real estate or other circumstances necessitate holding preferred equity. In these situations, the residual equity in the entity is held by other investors who retain control of the entity. These preferred equity investments generally give us a preferred return before the equity holders as to distributions and upon liquidation, sale or refinancing, provide for distributions to us and contain a mandatory redemption date. Our investment may have conversion or exchange features and voting rights in certain circumstances. In the event of non-compliance with distribution or other material terms, our preferred equity investments may provide that our interest becomes the controlling or sole equity interest in the entity. Although we seek to incorporate some or all of these provisions in our preferred equity investment financings, we may not be able to negotiate the inclusion of any or all of them. Moreover, none of these factors will assure a return on our investment. All of the entities in which we have non-controlling interests are subject to other financing that ranks senior to our investment. The terms of this senior financing may limit or restrict distributions by the entity to us in the event of a default under such senior financing. We believe that our ability to provide a financing structure through these preferred equity investments is advantageous because it allows us flexibility in addressing our borrower’s needs in situations where debt financing may not be appropriate while providing us with rights we believe are sufficient to protect our investment.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2008 (dollars in thousands):

	Carrying Amount	Estimated Fair Value	Weighted- Average Coupon	Range of Maturities	Number of Loans	% of Total Loan Portfolio
Commercial mortgages	$1,246,446	$1,179,068	7.7%	Mar. 2009 to Dec. 2013	95	60.8%
Mezzanine loans	452,372	436,007	10.1%	Mar. 2009 to Aug. 2021	136	22.1%
Other loans	176,027	178,203	5.9%	Apr. 2010 to Oct. 2016	12	8.6%
Preferred equity interests	173,388	126,212	11.9%	Mar. 2009 to Sept. 2021	37	8.5%

Total	$2,048,233	$1,919,490	8.5%		280	100.0%

Due to the economic conditions referred to above, we currently have limited capacity to originate new investments. However, we expect to focus on this asset class when economic conditions improve.

Investment in real estate interests. We generate a return on our real estate investments through our share of rents and other sources of income from the operations of the real estate underlying our investment. We may also participate in any increase in the value of the real estate in addition to current income. Acquiring real estate investments also assists us in our tax planning. Primarily, depreciation deductions associated with our consolidated real estate investments and other non-cash expenses help to reduce REIT taxable income.

The table below summarizes the amounts included in our consolidated financial statements for investments in real estate interests (dollars in thousands):

	As of December 31, 2008	As of December 31, 2007
Multi-family real estate properties	$243,198	$17,609
Office real estate properties	131,285	118,982
Land	614	614

Subtotal	375,097	137,205
Plus: Escrows and reserves	4,404	3,358
Less: Accumulated depreciation and amortization	(11,762)	(5,728)

Investments in real estate interests	$367,739	$134,835

We expect this asset class to grow in our portfolio as we may find it advisable to seek to protect our return by taking control of properties underlying our commercial real estate loans when restructuring or otherwise exercising our remedies regarding loans that become subject to increased credit risks.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, preferred equity interests and investments in real estate interests as of December 31, 2008:

(a)	Based on amortized cost.

Residential mortgages and mortgage-related receivables. We invested in our portfolio of residential mortgages primarily to help RAIT comply with REIT asset and income requirements while generating acceptable returns and we do not expect to add significantly to this portfolio in the future.

Set forth below is certain information with respect to the residential mortgages and mortgage-related receivables owned as of December 31, 2008 (dollars in thousands):

	Carrying Amount	Weighted- Average Coupon	Average Next Adjustment Date	Average Contractual Maturity	Number of Loans	Percentage of Portfolio
3/1 ARM	$89,489	5.6%	Mar. 2009	Aug. 2035	241	2.5%
5/1 ARM	2,952,658	5.6%	Sept. 2010	Sept. 2035	6,158	82.1%
7/1 ARM	501,139	5.7%	July 2012	July 2035	1,107	13.9%
10/1 ARM	55,639	5.7%	June 2015	June 2035	66	1.5%

Total	$3,598,925	5.6%			7,572	100.0%

The following charts below describe the housing type and geographic breakdown of the residential mortgages and mortgage-related receivables we own as of December 31, 2008:

(a)	Based on Carrying Amount.

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

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of December 31, 2008 (dollars in thousands):

				Issuer Statistics
Industry Sector	Estimated Fair Value	% of Total	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization (a)	Weighted Average Interest Coverage Ratio (a)
Commercial Mortgage	$509,416	31.0%	6.8%	75.1%	0.9x
Office	373,105	22.7%	6.5%	71.4%	2.3x
Specialty Finance	236,087	14.3%	6.8%	72.8%	0.7x
Homebuilders	168,548	10.2%	8.5%	70.7%	0.9x
Retail	119,871	7.3%	3.6%	89.6%	1.8x
Residential Mortgage	93,487	5.7%	5.1%	95.1%	1.0x
Hospitality	84,991	5.2%	7.2%	80.3%	2.5x
Storage	59,161	3.6%	7.3%	63.3%	2.9x

Total	$1,644,666	100.0%	6.7%	75.5%	1.4x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of December 31, 2008 (dollars in thousands):

(a)	Based on estimated fair value.
(b)	Based on the most recent information available to management as provided by our TruPS issuers or through public filings.

Historically, we invested in TruPS but do not expect to add significantly to this portfolio in the future.

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

CMBS generally are multi-class debt or pass-through certificates secured or backed by single loans or pools of mortgage loans on commercial real estate properties. Our CMBS investments may include loans and securities that are rated investment grade by one or more nationally-recognized rating agencies, as well as both unrated and non-investment grade loans and securities.

We structured and invested in two European CDOs, which we refer to as Taberna Europe I and Taberna Europe II. These CDOs were completed during 2007 and are collateralized by real estate-related securities issued by companies operating in Europe. We have retained a portion of the non-investment grade notes and preferred shares of Taberna Europe I and the preferred shares of Taberna Europe II. We did not generate a material amount of revenue from foreign countries in 2008 or 2007. For a discussion of risks relating to foreign operations, see Item 1A—”Risk Factors—Risks Related to Our Investments—Our acquisition of investments denominated or payable in foreign currencies may affect our revenues, operating margins and distributions and may also affect the book value of our assets and shareholders’ equity.”

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

The table and the chart below describe certain characteristics of our mortgage-backed securities and other real estate-related debt securities as of December 31, 2008 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Amortized Cost
Unsecured REIT note receivables	$217,884	6.0%	7.9	$372,688
CMBS receivables	39,987	5.9%	34.8	224,434
Taberna Europe CDO I & II investments	15,287	12.1%	29.4	35,375
Other securities	3,059	4.8%	38.3	66,403

Total	$276,217	6.2%	21.6	$698,900

(a)	S&P Ratings as of December 31, 2008.

Certain REIT and Investment Company Act Limits On Our Strategies

REIT Limits

We conduct our operations so as to qualify as a REIT and cause Taberna to conduct its operations to qualify as a REIT. For a discussion of the tax implications of our and Taberna’s REIT status to us and our shareholders, see “Material U.S. Federal Income Tax Considerations” contained in Exhibit 99.1 of this Annual Report on Form 10-K. To qualify as a REIT, we and Taberna must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to shareholders and the ownership of common shares. In order to satisfy these tests, we and Taberna may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our or Taberna’s investment performance. These requirements include the following:

•

At least 75% of each of our and Taberna’s total assets and 75% of gross income must be derived from qualifying real estate assets, whether or not such assets would otherwise represent our or Taberna’s best investment alternative. For example, since neither TruPS nor investments in the debt or equity of CDOs are qualifying real estate assets, to the extent that we have historically invested in such assets, or may do so in the future, Taberna (and we, to the extent that we invest in such assets) must hold substantial investments in qualifying real estate assets, including mortgage loans and CMBS, which may have lower yields than such investments.

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

•

Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. Taberna Capital, Taberna Securities, Taberna Bermuda, RAIT Securities (U.K.) Ltd., or RAIT Securities UK, Taberna Capital (Ireland) Ltd., or Taberna Ireland, Taberna Funding LLC, or Taberna Funding, Taberna Equity Funding, Ltd., or Taberna Equity Funding, and Taberna’s non-U.S. corporate subsidiaries are TRSs. Taberna’s ability to invest in CDOs that are structured as TRSs and to grow or expand the fee-generating businesses of Taberna Capital and Taberna Securities, as well as the business of Taberna Funding, RAIT Securities UK, Taberna Ireland and future TRSs Taberna may form, will be limited by Taberna’s need to meet this 20% test, which may adversely affect distributions Taberna pays to us.

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

Investment Company Act Limits

We seek to conduct our operations so that we are not required to register as an investment company. Under Section 3(a)(1) of the Investment Company Act, a company is not deemed to be an “investment company” if:

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

None of RAIT, RAIT Partnership or Taberna has received a no-action letter from the SEC regarding whether it complies with the Investment Company Act or how its investment or financing strategies fit within the exclusions from regulation under the Investment Company Act that it is using. To the extent that the SEC provides more specific or different guidance regarding, for example, the treatment of assets as qualifying real estate assets or real estate-related assets, we may be required to adjust these investment and financing strategies accordingly. Any additional guidance from the SEC could provide additional flexibility to us and Taberna, or it could further inhibit the ability of Taberna and our combined company to pursue our respective investment and financing strategies which could have a material adverse effect on us. See Item 1A—“Risk Factors- Other Regulatory and Legal Risks of Our Business- Loss of our Investment Company Act exemption would affect us adversely.”

Competition

We are subject to significant competition in all aspects of our business. Existing industry participants and potential new entrants compete with us for the available supply of investments suitable for origination or acquisition, as well as for debt and equity capital. We compete with many third parties engaged in real estate finance and investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. Competition, particularly in our commercial mortgage and mezzanine loan business, may increase, and other companies and funds with investment objectives similar to ours may be organized in the future. Some of these competitors have, or in the future may have, substantially greater financial resources than we do and generally may be able to accept more risk. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, competition may lead us to pay a greater portion of the origination fees that we expect to collect in our future origination activities to third-party investment banks and brokers that introduce borrowers to us in order to continue to generate new business from these sources.

Employees

As of February 27, 2009, we had 61 employees and believe our relationships with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our internet address is http://www.raitft.com. We make our SEC filings available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our website.

Item 1A.	Risk Factors

This section describes material risks affecting our business. In addition, in connection with the forward-looking statements that appear in this annual report, we urge you to review carefully not only the factors discussed below but also the cautionary statements referred to in “Forward-Looking Statements.”

Risks Related to Our Business

Global recessionary economic conditions and adverse developments in the credit markets have had, and we expect will continue to have, an adverse effect on our investments and our operating results, including causing significant reduction in the availability of financing to us and for refinancing to our borrowers, increases in payment defaults and other credit risks in our investments, decreases in the fair value of our assets and decreases in the cash flow we receive from our investments.

Global recessionary economic conditions and adverse developments in the credit markets have substantially reduced or eliminated the availability of financing for most real estate sectors in which we and the companies we finance operate. This has reduced, and may continue to reduce, the amount of capital we have available to make new investments, contributing to the reduction of our assets under management, and the reduction of income and fees derived from our investments. These conditions and developments have adversely affected many real estate sectors in which the companies we finance operate, resulting in increasing credit risk relating to, and payment defaults in, our investments. This has reduced, and may continue to reduce, the revenue and cash flow we receive from our investments and the fair value of our investments and has resulted in, and may continue to cause, material asset impairment of these investments. Our response to current economic conditions may require us to change our business strategy, including the types of investments we make, how we finance them and our dividend policies, from our historical approaches.

We cannot predict the effect on us that government policies and plans adopted in response to global recessionary economic conditions and adverse developments in the credit markets will have.

Governments have adopted, and we expect will continue to adopt, policies and plans intended to address current recessionary economic conditions and adverse developments in the credit markets. We cannot assure you that these programs will assist us. To the extent they assist our competitors and not ourselves or do not increase the liquidity available to us or the companies we finance or otherwise do not improve conditions for investments in our portfolio and the companies we have financed, we may be adversely affected by these plans.

Our ability to obtain additional liquidity and capital resources has been, and may continue to be, adversely affected by the global recessionary economic conditions and adverse developments in the capital markets.

Our business requires a substantial amount of liquidity to fund investments, to pay expenses and to acquire and hold assets. As REITs, we and Taberna must distribute at least 90% of REIT taxable income to our respective shareholders, determined without regard to the deduction for dividends paid and excluding net capital gain, which substantially limits our ability to accumulate cash from our operations. Developments in the capital markets have substantially reduced the debt capital and equity capital available to us and adversely affected our ability to execute successfully our business plan.

With respect to debt capital, we believe many of the types of financing arrangements we used historically will not be available for investments of the type we have originated historically for the foreseeable future, including warehouse lines of credit and repurchase agreements for short term financing and securitizations for long term financing of our investments. Our continued use of secured bank financing will depend on our ability to negotiate renewals of our current lines of credit as they mature and to obtain new secured bank financing on acceptable terms and for banks to approve of the investments we propose to make financed by our bank lines of credit. We have historically issued debt securities to one or more institutional investors from time to time as market conditions permitted, particularly our TruPS and our convertible senior notes. We expect that our opportunities to issue additional debt will be limited for the foreseeable future.

With respect to equity capital, we believe the market for our common shares and preferred shares has contracted as the global recessionary economic conditions and adverse developments in the capital markets have developed from 2007. We may not be able to obtain the amounts of capital on the terms we seek through issuances of our equity securities.

We are seeking, and expect we will continue to seek, alternative financing arrangements in response to current market conditions, including joint venture and co-investment opportunities. We cannot assure you that we will be able to develop these financing sources on acceptable terms, or at all. We may need to identify capital in smaller increments to attempt to match fund the investment to the financing source to the extent economically feasible. Our rate of originating new assets may decline under alternative financing arrangements which may result in lower fee income and cash flow for distribution and a reduction in our assets under management.

The failure to secure financing on acceptable terms or in sufficient amounts has, and may continue to, reduce our taxable income by limiting our ability to originate loans and other investments and reducing our fee income, increasing our financing expense. A reduction in our net taxable income could impair our liquidity and our ability to pay distributions to our shareholders. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us.

The failure of most of our securitization financings to meet their performance tests, including over-collateralization requirements, has reduced, and may continue to reduce, our net income and cash flow generated by these securitizations, may trigger certain termination provisions in the related collateral management agreements under which we manage these securitizations and may cause an event of default under these securitizations.

The terms of the securitizations we have structured generally provide that the principal amount of assets must exceed the principal balance of the related securities issued by them by a certain amount, commonly referred to as “over-collateralization.” The securitization terms provide that, if delinquencies and/or losses exceed specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the securities issued in the securitization, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. In addition, a failure by a securitization to satisfy an over-collateralization test typically results in accelerated distributions to the holders of the senior debt securities issued by the securitization entity. Our equity holdings and, when we acquire debt interests in securitizations, our debt interests, and our subordinated management fees, if any, are subordinate in right of payment to the other classes of debt securities issued by the securitization entity. Many of our securitizations have not passed some of their overcollateralization tests and have accelerated distributions to senior debt resulting in the cessation of distributions on the subordinated debt and equity we hold in these securitizations and our subordinated management fees from these securitizations. This has resulted in a substantial reduction in the cash flow we receive from these securitizations. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the securitization entity. We cannot assure you that the performance tests will be satisfied.

In addition, collateral management agreements typically provide that if certain over-collateralization tests are failed, the collateral management agreement may be terminated by a vote of the security holders resulting in our loss of senior and subordinated management fees from these securitizations. If the assets held by securitizations fail to perform as anticipated, our earnings may be adversely affected, and over-collateralization or other credit enhancement expenses associated with our securitization financings will increase.

The overcollateralization tests and other tests of those of our securitizations still making distributions on some or all of the subordinated debt and equity we hold in these securitizations and our subordinated management fees from these securitizations have been, and may continue to, deteriorate. If these securitizations fail to satisfy their performance tests, we may be adversely affected in a manner similar to the effects described above.

If any of our securitizations fail to meet certain overcollateralization tests relevant to the most senior debt issued and outstanding by the securitization, an event of default may occur under that securitization. If that occurs, our ability to manage the securitization would be terminated and our ability to attempt to cure any defaults in the securitization would be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in those securitizations for an indefinite time.

We receive collateral management fees pursuant to collateral management agreements for services provided by our subsidiaries for acting as the collateral manager of securitizations sponsored by us. If a collateral management agreement is terminated or if the securities serving as collateral for a securitization are prepaid or go into default, the collateral management fees will be reduced or eliminated.

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

When we securitize assets such as commercial mortgage loans, mezzanine loans, TruPS and residential mortgage loans, the various tranches of investment grade and non-investment grade debt obligations and equity securities have differing priorities and rights to the cash flows of the underlying assets being securitized. We structured our securitization transactions to enable us to place debt and equity securities with investors in the capital markets at various pricing levels based on the credit position created for each tranche of debt and equity securities. The higher rated debt tranches have priority over the lower rated debt securities and the equity securities issued by the particular securitization entity with respect to payments of interest and principal using the cash flows from the collateral assets. The relative cost of capital increases as each tranche of capital becomes further subordinated, as does the associated risk of loss if cash flows from the assets are insufficient to repay fully interest and principal or pay dividends.

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

We have historically incurred a significant amount of debt to finance operations, which could compound losses and reduce our ability to pay distributions to our shareholders. Changes in market conditions have caused, and may continue to cause, availability of financing to decrease and the cost of financing to increase relative to the income that we can derive from investments, which has impaired, and may continue to impair, the returns we can achieve and our ability to pay distributions to our shareholders. Our debt service payments reduce the net income available for distributions to our shareholders. Most of our assets are pledged as collateral for borrowings. In addition, the assets of the securitizations that we consolidate collateralize the debt obligations of the securitizations and are not available to satisfy other creditors. To the extent that we fail to meet debt service obligations, we risk the loss of some or all of our respective assets to foreclosure or sale to satisfy these debt obligations. Currently, our declaration of trust and bylaws do not impose any limitations on the extent to which we may leverage our respective assets.

We may seek to acquire, redeem, restructure, refinance or otherwise enter into transactions to satisfy our debt which may include issuances of our debt and/or equity securities, sales or exchanges of our assets or other methods.

We are aware that our convertible senior notes, CDO notes payable and other indebtedness are currently trading at substantial discounts to their respective face amounts. In order to reduce future cash interest payments, as well as future principal amounts due at maturity or upon redemption, or to otherwise benefit RAIT, we may, from time to time, purchase such convertible senior notes, CDO notes payable or other indebtedness for cash, in exchange for our equity securities, or for a combination of cash and equity securities, in each case in open market purchases, privately negotiated transactions, exchange offers and consent solicitations or otherwise. We will evaluate any such transactions in light of then-existing market conditions, contractual restrictions and other factors, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Our financing arrangements contain covenants that restrict our operations, and any default under these arrangements would inhibit our ability to grow our business, increase revenue and pay distributions to our shareholders.

Our financing arrangements contain extensive restrictions, covenants and events of default. Failure to meet or satisfy any of these covenants could result in an event of default under these agreements. Any event of default may materially adversely affect us. These agreements may contain cross- default provisions so that an event of default under any agreement will trigger an event of default under other agreements, giving our lenders the right to declare all amounts outstanding under their particular credit agreement to be immediately due and payable, and enforce their rights by foreclosing on or otherwise liquidating collateral pledged under these agreements.

Some of the consequences of these restrictions include the following:

•	under our senior convertible notes, payment may be accelerated if a defined change in control occurs or if RAIT fails to pay a final judgment in excess of $25.0 million;

•

under our $10.0 million secured credit facility, a covenant default occurs if we do not maintain a defined net worth of $500.0 million, a defined debt to equity ratio of not more than 0.75 to 1 on a semi-annual basis and maintain liquidity of 5% of the committed lines of credit to us and an event of default occurs if RAIT fails to pay a final judgment in excess of $2.5 million;

•

under our $50.0 million secured credit facility, we must maintain a defined effective tangible net worth of $400.0 million and an event of default occurs if RAIT fails to pay a final judgment in excess of $5.0 million;

•

under the junior subordinated notes issued by RAIT included in “Other Indebtedness” in our balance sheets, if a payment default or bankruptcy related default occurs, RAIT is prohibited from paying dividends on its equity; and

•

under our master repurchase agreements, payments may be accelerated if we fail to maintain a defined effective tangible net worth of at least $400.0 million as of the end of any fiscal quarter and, under one of our master repurchase agreements, the rate of repayment may be increased if our defined average liquidity balance for the four most recent fiscal quarters is less than 40% of the aggregate purchase price outstanding under both master repurchase agreements or the aggregate management fees we receive during any fiscal quarter are less than $1.75 million and we may also be required to pay a performance amount monthly if losses in the purchased assets exceed agreed-upon limits.

These restrictions may interfere with our ability to obtain financing or to engage in other business activities. Furthermore, our default under any of our financing arrangements could have a material adverse effect on our business, financial condition, liquidity and results of operations and our ability to make distributions to our shareholders.

The lack of liquidity in our investments may make it difficult for us to sell such investments if the need arises and any sales may be at a loss to us.

We make investments in securities issued by private companies and other illiquid investments. A portion of these securities may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises and may impair the value of these investments. In addition, the fair value of our assets has been declining. Any sales of investments we make may result in our recognizing a loss on the sale.

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

We are named as a defendant in a consolidated putative class action securities lawsuit and putative shareholders’ derivative actions and the adverse resolution of these matters could have a material adverse effect on our financial condition and results of operations.

We, certain of our executive officers and trustees, our auditors and the lead underwriters involved in our public offering of common shares in January 2007 and our public offering of series C preferred stock in July 2007 were named defendants in one or more of nine putative class action securities lawsuits filed in August and September 2007 in the United States District Court for the Eastern District of Pennsylvania. By Order dated November 17, 2007, the Court consolidated these cases under the caption In re RAIT Financial Trust Securities Litigation (No. 2:07-cv-03148), and appointed a lead plaintiff and lead counsel. On August 17, 2007, a putative shareholders’ derivative action was filed in the United States District Court for the Eastern District of Pennsylvania naming us, as nominal defendant, and certain of our executive officers and trustees as defendants. On February 10, 2009 a putative shareholders’ derivative action was filed in the Pennsylvania Court of Common Pleas of Philadelphia County naming us, as nominal defendant, and certain of our executive officers and trustees as defendants. An adverse resolution of these matters could have a material adverse effect on our financial condition and results of operations. For further information, see “Legal Proceedings.”

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

Our organizational documents do not limit us to our current business lines. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business. In addition, we expect opportunities will arise to acquire other companies, including REITs, managers of investment products or originators of real estate debt. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with:

•	the required investment of capital and other resources,

•	the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, and

•	combining or integrating operational and management systems and controls and

•	compliance with applicable regulatory requirements including those required under the Internal Revenue Code and the Investment Company Act.

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

We engage in transactions with related parties and our policies and procedures regarding these transactions may be insufficient to address any conflicts of interest that may arise.

Under our code of business conduct, we have established procedures regarding the review, approval and ratification of transactions which may give rise to a conflict of interest between us and any employee, officer, trustee, their immediate family members, other businesses under their control and other related persons. In the ordinary course of our business operations, we have ongoing relationships and have engaged in transactions with several related entities. These procedures may not be sufficient to address any conflicts of interest that may arise.

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

Risks Related to Our Investments

Payment defaults and other credit risks in our investment portfolio have substantially increased, and may continue to increase, in all categories of our investment portfolio, which has caused, and may continue to cause, adverse effects on our cash flow, net income and ability to make distributions.

Global recessionary economic conditions and adverse developments in the credit markets have led to business contraction, liquidity issues and other problems for many of the companies we finance. As a result, payment defaults and other credit risks in our investment portfolio have substantially increased, and may continue to increase, in all categories of our investment portfolio, which has caused, and may continue to cause, adverse effects on our cash flow, net income and ability to make distributions.

Our portfolio of TruPS has been adversely affected by, and may continue to be adversely affected by, adverse economic developments affecting the business sectors in which our borrowers operate, including homebuilders, residential mortgage providers, commercial mortgage providers, office, specialty finance, retail, hospitality and storage resulting in a substantial reduction in their fair value which adversely affects our financial performance and a substantial decrease in the cash flow we receive from the securitizations holding TruPS. We cannot assure you that the fair value we reflect for any asset or liability in any particular reporting period will not change adversely in a subsequent reporting period.

We have increased, and may continue to increase, our loan loss reserves against our portfolios of commercial real estate investments and residential mortgage backed securities, or RMBS, due to general business and economic conditions and increased credit and liquidity risks which have had, and may continue to have, an adverse effect on our financial performance. Our portfolio of commercial real estate investments has been adversely affected by, and may continue to be adversely affected by, adverse economic developments affecting the business sectors in which our borrowers operate, including multi-family, office, and retail, reductions in the value of commercial real estate generally and the reduced availability of refinancing for commercial real estate investments as they mature. We cannot assure you that the loan loss reserves we adopt in any particular reporting period will be sufficient or will not increase in a subsequent reporting period.

If we are unable to improve the performance of commercial real estate properties we take control of in connection with restructurings, workouts and foreclosures of investments, our financial performance may be adversely affected.

We have taken control of an increasing number of the properties underlying our commercial real estate investments in connection with restructurings, workouts and foreclosures of these investments. If we are unable to improve the performance of these properties from their performance under their prior owners, our financial performance may be adversely affected. Any properties we consolidate may be required to be reflected at lower values on our financial statements.

We may not realize gains or income from investments and have realized, and may continue to realize, losses from some of our investments.

We seek to generate both current income and capital appreciation. However, our investments may not appreciate in value and, in fact, a substantial portion of our investments have declined, and may continue to decline, in value. In addition, some of the financings that we originated and the loans and securities in which we invest have, and may continue to, default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from investments and may realize losses. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our respective expenses.

Our investment portfolio may have material geographic, sector, property-type and sponsor concentrations.

We have material geographic concentrations related to investments in residential mortgage loans, RMBS, commercial real estate loans and CMBS. The REITs and real estate operating companies in whose securities we invest in may also have material geographic concentrations related to their investments in real estate, loans secured by real estate or other investments. We also have material concentrations in the property types that comprise our commercial loan portfolio and in the industry sectors that comprise our unsecured securities portfolio. We have material concentrations in the property types that comprise our commercial loan portfolio. We also have material concentrations in the sponsors of properties that comprise our commercial loan portfolio. Where we have any kind of concentration risk in our investments, an adverse development in that area of concentration could reduce the value of our investment and our return on that investment and, if the concentration affects a material amount of our investments, impair our ability to execute our investment strategies successfully, reduce our earnings and reduce our ability to increase or maintain our current level of distributions.

Adverse developments in any arrangement with a third party that was the source of a material amount of our investments could adversely impact our growth.

Our ability to grow our business depends on our ability to continue generating attractive investment opportunities. We have initiated numerous arrangements with third parties intended to increase our sources for originating investments in real estate. If any arrangement with a particular third party, whether through these programs or otherwise, becomes the source of a large percentage of our investments, any adverse developments in such an arrangement could impair our growth. Failure of arrangements with third parties could reduce our ability to originate assets.

Usury statutes may impose interest ceilings and substantial penalties for violations.

Interest we charge on our investments, which may include amounts received from appreciation interests, may be subject to state usury laws. These laws impose maximum interest rates that may be charged on loans and penalties for violation, including repayment of excess interest and unenforceability of debt. We seek to structure our loans so that we do not violate applicable usury laws, but uncertainties in determining the legality of interest rates and other borrowing charges under some statutes may result in inadvertent violations.

Longer term, subordinate and non-traditional loans and our consolidated real estate interests may be illiquid and their value may decrease.

Our commercial real estate loans and our consolidated real estate interests are relatively illiquid investments and we may be unable to vary our portfolio promptly in response to changing economic, financial and investment conditions. As a result, the fair market value of our portfolio may decrease in the future.

Our subordinated real estate investments such as mezzanine loans and preferred equity interests in entities owning real estate involve increased risk of loss.

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

Where debt senior to our investment exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process. In the event of a default on a senior loan, we may elect to make payments, if we have the right to do so, in order to prevent foreclosure on the senior loans. When we originate or acquire a subordinated investment, we may not have the right to service senior loans. The servicers of the senior loans are responsible to the holders of those loans, whose interests will likely not coincide with ours, particularly in the event of a default. Accordingly, the senior loans may not be serviced in a manner advantageous to us. It is also possible that, in some cases, a “due on sale” clause included in a senior mortgage, which accelerates the amount due under the senior mortgage in case of the sale of the property, may apply to the sale of the property if we foreclose, increasing our risk of loss.

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

A loan-to-value ratio is the ratio of the amount of our financing, plus the amount of any senior indebtedness, to the appraised value of the property underlying the loan. Most of our financings have loan-to-value ratios in excess of 80% and many have loan-to-value ratios in excess of 90%. We expect to continue to hold loans with high loan-to-value ratios. By reducing the margin available to cover fluctuations in property value, a high loan-to-value ratio increases the risk that, upon default, the amount obtainable from the sale of the underlying property may be insufficient to repay the financing.

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

Our investments in unsecured REIT note receivables are subject to the risks of investing in subordinated real estate-related securities, which may result in losses to us.

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

•	the possibility that earnings of the REIT issuer may be insufficient to meet its debt service and dividend obligations, and

•	the declining creditworthiness and potential for insolvency of the issuer of such REIT securities during periods of rising interest rates or economic downturn.

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

The value of the TruPS, mortgage loans, mezzanine loans, mortgage-backed securities and, possibly, other securities in which we invest may be reduced by prepayment rates. For example, higher than expected prepayment rates will likely result in interest-only securities retained by us in the mortgage loan securitizations and securities that we acquire at a premium to diminish in value. Prepayment rates are influenced by changes in current interest rates, availability of credit and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty.

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

The guarantees of principal and interest related to the mortgage-backed securities in which we may invest directly or indirectly provided by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association do not protect investors against prepayment risks.

The residential and commercial mortgage loans in which we invest and the residential and commercial mortgage loans underlying the RMBS and CMBS, respectively, in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us that may result in reduced earnings or losses and negatively affect our ability to pay distributions to our shareholders.

We hold substantial amounts of investments in residential mortgage loans and RMBS. Residential mortgage loans and RMBS are secured by single-family residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property depends upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. RMBS are securities collateralized by a pool of residential mortgages. Payments on RMBS are dependent upon the performance of the underlying residential mortgages in the pool.

We hold substantial portfolios of commercial mortgage loans and CMBS, which are secured by multi-family or other commercial property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically depends primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a residential or commercial mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on its cash flow from operations. In the event of the bankruptcy of a residential or commercial mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Legislation is being considered which would permit a bankruptcy judge to alter the terms of a residential mortgage loan in bankruptcy, including reduction of the principal amount of the mortgage and interest rates, which, if enacted, could have an adverse effect on amounts we are able to recover from residential mortgages in bankruptcy that we hold directly or underlying RMBS we hold.

Foreclosure of a residential or commercial mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. RMBS evidence interests in or are secured by pools of residential mortgage loans and CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities in which we invest are subject to all of the risks of the underlying mortgage loans.

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

Our investments in residential mortgages and mortgage-related receivables consists primarily of investments in adjustable rate residential mortgages. These mortgages bear interest rates that are fixed for three, five, seven and ten year periods, respectively, and reset annually thereafter and are referred to as 3/1, 5/1, 7/1 and 10/1 ARMs, respectively. In the event the interest rate on the residential mortgages at the time of an interest rate adjustment is higher than at thetime of issuance or the prior rate reset, the interest amount payable will increase and the possibility of prepayment or default by the related mortgagors increase.

A substantial majority of the mortgage loans in the residential mortgage loan portfolios that we have invested in have an initial interest only period of three, five, seven or ten years, which may result in increased delinquencies and losses. These loans were primarily originated in years 2005 and 2006. During this period, the payment made by the related mortgagor will be less than it would be if the mortgage loan amortized. In addition, the mortgage loan balance will not be reduced by the principal portion of scheduled payments during this period. After the initial interest only period, the scheduled monthly payment on these mortgage loans will increase, which may result in increased delinquencies by the related mortgagors. In addition, losses may be greater on these mortgage loans as a result of the mortgage loan not amortizing during the early years of these mortgage loans. Also, no principal distributions are made to residential mortgage-backed securities holders from interest only loans during their interest only period except in the case of a prepayment, which may extend the weighted average lives of such securities,

Our acquisition of investments denominated or payable in foreign currencies may affect our revenues operating margins and distributions and may also affect the book value of our assets and shareholders’ equity.

Our investment strategy has historically involved acquiring investments denominated or payable in foreign currencies. As a result, changes in the relation of any such foreign currency to the U.S. dollar may affect our revenue, operating margins and distributions and may also affect the book value of our assets and shareholders’ equity. We have engaged, and may continue to engage, in direct hedging activities to mitigate the risks of exchange rate fluctuations. We may reduce or cease these hedging activities in the future which may increase our exposure to the risks of exchange rate fluctuations. Any income recognized with respect to these hedges (as well as any unhedged foreign currency gain recognized with respect to changes in exchange rates) will generally not qualify as eligible income for purposes of either the 75% gross income text or the 95% gross income test that we and Taberna must each satisfy annually in order to qualify as a REIT.

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

Risks Relating to the Fair Value of Our Assets and Liabilities

A substantial portion of our assets and liabilities are recorded at fair value as determined in good faith by our management and, as a result, there may be uncertainty as to the value of these investments.

Prior to January 1, 2008, we recorded certain of our investments in securities and derivatives at fair value. Upon adoption of Statement of Financial Accounting Standards, or SFAS, No. 159 on January 1, 2008, we adjusted the carrying amounts of certain investments in securities, certain CDO notes payable, certain derivative instruments and other assets and liabilities to fair value. Going forward, we will continue to reflect the fair value of these financial assets and liabilities at fair value in our balance sheet, with all changes in fair value recorded in earnings.

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

The fair value of our assets and liabilities that we record at their fair value under SFAS 159 has declined, and may continue to decline, substantially, which has had a material adverse effect of our financial performance.

The fair value of our investments and related interest rate hedges instruments that we record on our financial statements at their fair value under U.S. generally accepted accounting principles, or GAAP, has been adversely affected, and may continue to be adversely affected, by general business and economic conditions and interest rate changes which has adversely effected, and may continue to adversely effect, our financial results. These investments consist primarily of our portfolio of TruPS and subordinated debentures.

The fair value of our CDO notes payable and other liabilities we record on our financial statements at their fair value under GAAP has been adversely affected, and may continue to be adversely affected, by general business and economic conditions and increased credit and liquidity risks relating to these liabilities which has had a beneficial effect on our financial performance but, if such fair value increases, that increase would have an adverse effect on our financial performance.

The fair value of our CDO notes payable issued by our consolidated Taberna securitizations has reduced substantially faster than fair value of the assets collateralizing those securitizations and, if the fair value of the CDO notes payable increases to approximate that of the underlying assets, that would have a material adverse effect on our earnings and shareholders’ equity.

Through December 31, 2008, the cumulative effect of the fair value adjustments recorded on each financial asset and liability selected for the fair value option under SFAS No. 159 resulted in a net increase in shareholders’ equity of $215.0 million, principally as a result of adjustments in the fair value of our CDO notes payable and other liabilities. This increase in shareholders’ equity may reverse through earnings as an unrealized loss in the future. For example, in the event our CDO notes payable were to recover some or all of their par amount at a speed that exceeds any recovery of par amount by our investments in securities, the difference in the respective par amount recoveries could adversely affect earnings and our shareholders’ equity. Given the market conditions referred to above and the volatility in interest rates and the credit performance of our underlying collateral, we cannot assure you that there will not be further significant fluctuations in the fair value of our assets and liabilities subject to SFAS No. 159, which could have a material effect on our financial performance.

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

Risks Relating to Our Use of Derivatives and Hedging Instruments

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

Subject to maintaining our and Taberna’s respective qualification as a REIT, part of our investment strategy involves entering into puts and calls on securities or indices of securities, interest rate swaps, caps and collars, including options and forward contracts, and interest rate lock agreements, principally Treasury lock agreements, to seek to hedge against mismatches between the cash flows from our assets and the interest payments on our liabilities. Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Legislation is being considered to create a clearing house for hedging instruments. We cannot assure you what the impact of this legislation would be on our existing hedging instruments or our ability to enter into hedges.

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

Our ability to enter into hedging transactions at commercially reasonable rates may be limited by developments relating to the counterparties we used historically and economic and credit market conditions generally.

Most of the counterparties under our outstanding hedging instruments are affiliates of investment banks that have subsequently been acquired by other financial institutions. We cannot assure you that as our outstanding hedges reach their termination dates or as we seek to enter into new hedging transactions, that our historical counterparties or other institutions with acceptable credit ratings will enter into hedging transactions with us on commercially reasonable terms or at all. While most of our hedging instruments have termination dates in 2014 or later, we have hedges that will terminate in each year prior to 2014. If we cannot enter into interest rate hedges on commercially reasonable terms, our exposure to interest rate risk will increase. The risk of defaults by our counterparties may increase as the markets for hedging transactions shrink and become more volatile.

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

We and Taberna believe that each of us has been organized and operated in a manner that will allow us to qualify as a REIT. Neither we nor Taberna has requested or plan to request a ruling from the IRS that we qualify as a REIT and any statements in our or Taberna’s filings with the SEC are not binding on the IRS or any court. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions, for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our or Taberna’s control may also affect our respective abilities to qualify as a REIT. In order to qualify as a REIT, we and Taberna must satisfy a number of requirements, including requirements regarding the composition of our respective assets and sources of our respective gross income. Also, we and Taberna must make distributions to our respective shareholders (in Taberna’s case, principally us) aggregating annually at least 90% of our respective net taxable incomes, excluding net capital gains. In addition, our and Taberna’s ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we and Taberna have no control or limited influence, including in cases where we and Taberna own an equity interest in an entity that is classified as a partnership or REIT for U.S. federal income tax purposes. As an example, to the extent we invest in preferred equity securities of other REIT issuers, our qualification as a REIT will depend upon the continued qualification of such issuers as REITs under the Internal Revenue Code. Accordingly, unlike other REITs, we may be subject to additional risk regarding our ability to qualify and maintain our qualification as a REIT. The reduction in our rate of originating new assets, operations and liquidity may adversely impact RAIT and Taberna’s respective ability to meet REIT requirements and we may be less able to make changes to our investment portfolio to adjust our respective REIT qualifying assets and income depended on ability to deploy capital and maintain assets under management.

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

Taberna’s other foreign TRSs, Taberna Ireland and RAIT Securities UK, intend to operate in a manner so that their earnings will not be required to be included in Taberna’s income until such earnings are actually distributed by such foreign TRSs. In the event the IRS were to successfully challenge such characterization of the operations of Taberna Ireland or RAIT Securities UK, and Taberna is required to recognize income earned by Taberna Ireland or RAIT Securities UK on a current basis or otherwise recognize additional income with respect to such TRSs, Taberna could fail to qualify as a REIT or be subject to the penalty tax described above.

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

We and Taberna intend to distribute our and its net income to our and its shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. There is no requirement that Taberna’s domestic TRSs, such as Taberna Capital, Taberna Securities and Taberna Funding, distribute their after-tax net income to Taberna and such TRSs may, to the extent consistent with maintaining Taberna’s qualification as a REIT, determine not to make any current distributions to Taberna. However, Taberna’s non-U.S. TRSs, such as Taberna Equity Funding, Ltd., and Taberna’s consolidated securitization subsidiaries (but not Taberna Ireland or RAIT Securities UK), will generally be deemed to distribute their earnings to Taberna on an annual basis for U.S. federal income tax purposes, regardless of whether such TRSs actually distribute their earnings.

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

This “phantom income” may arise for us in the following ways:

•

Repurchase of our debt at a discount, including our convertible notes or CDO notes payable, will generally result in our recognizing REIT taxable income in the form of cancellation of indebtedness income generally equal to the amount of the discount. Recent legislation permits the deferral of taxes coming about through debt buybacks at a discount in certain circumstances.

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

Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient. A complex set of rules applies when a distribution is made partially in stock and partially in cash and different shareholders receive different proportions of each. The Internal Revenue Service, in Revenue Procedure 2009-15, has given guidance with respect to certain stock distributions by publicly traded REITS (and RICs). That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2009. It provides that publicly-traded REITS can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met. These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders. RAIT did not use this Revenue Procedure with respect to any distributions for its 2008 taxable year, but may do so for distributions with respect to 2009.

If our or Taberna’s securitizations or Taberna’s subsidiaries, Taberna Ireland or RAIT Securities UK, are subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us or Taberna and pay their creditors.

Taberna’s consolidated securitization subsidiaries are organized as Cayman Islands companies, and we may own similar foreign securitization’s in the future. There is a specific exemption from U.S. federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We and Taberna intend that the consolidated securitization subsidiaries and any other non-U.S. securitizations that are TRSs will rely on that exemption or otherwise operate in a manner so that they will not be subject to U.S. federal income tax on their net income at the entity level. Taberna Ireland is a wholly-owned subsidiary of Taberna organized under the laws of Ireland that provides sub-advisory services to Taberna Capital and receives a fee from Taberna Capital for its services. RAIT Securities UK is a wholly-owned subsidiary of Taberna organized under the laws of the United Kingdom that is expected to originate securities and to receive origination fees from issuers in connection with its origination activities. Taberna Ireland and RAIT Securities UK intend to operate in a manner so that they will not be subject to U.S. federal income tax on their net income. If the IRS were to succeed in challenging the tax treatment of our or Taberna’s securitizations, Taberna Ireland or RAIT Securities UK, it could greatly reduce the amount that those securitizations, Taberna Ireland and RAIT Securities UK would have available to distribute to their shareholders and to pay to their creditors. Any reduced distributions would reduce amounts available for distribution to our shareholders.

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

Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. Taberna Capital, Taberna Securities, Taberna Capital (Ireland) Ltd., which we refer to as Taberna Ireland, RAIT Securities (U.K.) Ltd., which we refer to as RAIT Securities UK, Taberna Funding LLC, which we refer to as Taberna Funding, Taberna Equity Funding and our non-U.S. corporate subsidiaries are TRSs. We expect to own interests in additional TRSs in the future, particularly in connection with our securitization transactions. However, our ability to invest in securitizations that are structured as TRSs and to expand the fee-generating businesses of Taberna Capital and Taberna Securities, as well as the business of Taberna Funding, RAIT Securities UK and future TRSs we may form, will be limited by our and Taberna’s need to meet this 20% test, which may adversely affect distributions we pay to our shareholders.

Other Regulatory and Legal Risks of Our Business

Our reputation, business and operations could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and effects of negative publicity surrounding the securitization market or real estate industry in general.

Potential regulatory action poses a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. We operate our business so as to comply with the Internal Revenue Code’s REIT rules and regulations and so as to remain exempt from registration as an investment company under the Investment Company Act. The SEC and the National Association of Securities Dealers, or NASD, oversee the activities of our broker dealer subsidiary. In addition, we are subject to regulation under the Exchange Act, the Investment Advisers Act and various other statutes. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. With respect to our operations and investments in other countries, we are subject to a variety of regulatory regimes that vary country by country. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses. A failure to comply with the obligations imposed by any of the regulations binding on us or to maintain any of the licenses required to be maintained by us could result in investigations, sanctions and reputation damage.

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

Loss of our Investment Company Act exemption would affect us adversely.

We seek to conduct our operations so that we are not required to register as an investment company. Under Section 3(a)(1) of the Investment Company Act, a company is not deemed to be an “investment company” if:

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

None of RAIT, RAIT Partnership or Taberna has received a no-action letter from the SEC regarding whether it complies with the Investment Company Act or how its investment or financing strategies fit within the exclusions from regulation under the Investment Company Act that it is using. To the extent that the SEC provides more specific or different guidance regarding, for example, the treatment of assets as qualifying real estate assets or real estate-related assets, we may be required to adjust these investment and financing strategies accordingly. Any additional guidance from the SEC could provide additional flexibility to us and Taberna, or it could further inhibit the ability of Taberna and our combined company to pursue our respective investment and financing strategies which could have a material adverse effect on us. See Item 1-”Business-Certain REIT and Investment Company Act Limits On Our Strategies-Investment Company Act Limits.”

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

If our subsidiary that is a registered investment adviser fails to comply with the Investment Advisers Act, this could have an adverse effect on our ability to manage securitizations.

Our subsidiaries, RAIT Partnership, L.P., or RAIT Partnership, and Taberna Capital Management, LLC, or Taberna Capital Management, are registered investment advisers under the Investment Advisers Act of 1940, or the Investment Advisers Act, and, as such, are supervised by the Securities and Exchange Commission, or the SEC. We did this so that RAIT Partnership and Taberna Capital Management could manage increasing numbers of securitizations. The Investment Advisers Act requires registered investment advisors to comply with numerous obligations, including record-keeping requirements, operational procedures and disclosure obligations. Such subsidiaries may also be registered with various states and thus, subject to the oversight and regulation of such states’ regulatory agencies. If we do not comply with these requirements, it could have an adverse effect on our ability to manage our securitizations.

Our failure to maintain a broker-dealer license in the various jurisdictions in which we do business could have a material adverse effect on our business, financial condition, liquidity and results of operations.

The Financial Industry Regulatory Authority, or FINRA, has granted our membership application for a broker-dealer license for our subsidiary, Taberna Securities, LLC, or Taberna Securities. We also are required to maintain licenses with state securities regulators. Failure to maintain Taberna Securities’ licenses as a broker- dealer with the FINRA and applicable state regulators would prevent us from originating securities and supplementing our revenue with origination fees paid to Taberna Securities by the issuers of those securities. In that event, we may need to engage a third-party broker-dealer to act as an originator and to permit a third-party broker-dealer to retain origination fees. If Taberna Securities is unable to receive origination fees, it would have less cash available for distribution to RAIT.

If our subsidiary that is regulated by the United Kingdom Financial Services Authority fails to comply with applicable regulatory requirements, this could have an adverse effect on our ability to originate securities and receive origination fees in foreign jurisdictions.

Our subsidiary, RAIT Securities (UK), Ltd, or RAIT Securities (UK), is subject to extensive government regulation, primarily by the United Kingdom Financial Services Authority under the U.K. Financial Services and

Markets Act of 2000. Failure of RAIT Securities (UK) to comply with applicable regulatory requirements would prevent us from originating securities and supplementing our revenue with origination fees paid to RAIT Securities (UK) by the issuers of those securities. In that event, we may need to engage a third-party permitted by applicable regulations to act as an originator and to permit this third-party to retain origination fees. If RAIT Securities (UK) is unable to receive origination fees, it would have less cash available for distribution to RAIT.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive office is located in Philadelphia, Pennsylvania. We lease office space pursuant to a lease agreement that expires on March 31, 2011. As of December 31, 2008 the future minimum cash payments due under this lease are as follows by fiscal year: 2009 through 2010—$0.5 million per year and 2011—$0.1 million.

We lease office space in New York, New York pursuant to a lease agreement that has a ten year term. This lease expires in March 2016. As of December 31, 2008, the future minimum cash payments due under this lease are as follows by fiscal year: 2009 through 2010—$0.8 million per year, 2011 through 2013—$0.9 million per year and $2.0 million for the remaining term of the lease.

Item 3.	Legal Proceedings

Putative Consolidated Class Action Securities Lawsuit

RAIT, certain of our executive officers and trustees and the lead underwriters involved in our public offering of common shares in January 2007 were named defendants in one or more of nine putative class action securities lawsuits filed in August and September 2007 in the United States District Court for the Eastern District of Pennsylvania. By Order dated November 17, 2007, the court consolidated these cases under the caption In re RAIT Financial Trust Securities Litigation (No. 2:07-cv-03148), and appointed a lead plaintiff and lead counsel. On January 4, 2008, lead plaintiff filed a consolidated class action complaint, or the complaint, on behalf of a putative class of purchasers of our securities between June 8, 2006 and August 3, 2007. The complaint names as defendants RAIT, eleven current and former officers and trustees of RAIT, ten underwriters who participated in certain of our securities offerings in 2007 and our independent accounting firm. The complaint alleges, among other things, that certain defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by making materially false and misleading statements and material omissions in registration statements and prospectuses about our credit underwriting, our exposure to certain issuers through investments in debt securities, and our loan loss reserves and other financial items. The complaint further alleges that certain defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by making materially false and misleading statements and material omissions during the putative class period about our credit underwriting, our exposure to certain issuers through investments in debt securities, and our loan loss reserves and other financial items. The complaint seeks unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees. On December 23, 2008, the Court granted defendants’ motions to dismiss in part, on the ground that the named plaintiffs lack standing to pursue claims related to the company’s July 2007 offering. The Court otherwise denied all defendants’ motions to dismiss. The Court granted plaintiffs until January 30, 2009 to file a new amended complaint. By letter to the Court dated January 29, 2009, lead plaintiff advised that it did not intend to file an amended complaint. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

Shareholders’ Derivative Actions

On August 17, 2007, a putative shareholders’ derivative action was filed in the United States District Court for the Eastern District of Pennsylvania naming RAIT, as nominal defendant, and certain of our executive officers and trustees as defendants. The complaint in this action alleges that certain of our executive officers and trustees breached their duties to RAIT in connection with the matters that are the subject of the securities litigation described above. The board of trustees has established a special litigation committee to investigate the allegations made in the derivative action complaint and in shareholder demands asserting similar allegations, and to determine what action, if any, RAIT should take concerning them. On October 25, 2007, pursuant to a stipulation of the parties, the court ordered the derivative action stayed pending the completion of the special committee’s investigation, subject to quarterly status reports by the special litigation committee beginning March 31, 2008. On August 22, 2008, the special litigation committee advised the court that it had completed its investigation, had found no merit to the allegations of wrongdoing asserted against RAIT’s officers and trustees and concluded that prosecution of the claims asserted in the shareholders’ derivative action would not serve RAIT’s best interests. The special litigation committee accordingly moved on behalf of RAIT to dismiss that action. That motion remains pending, but on February 11, 2009, the court entered an order suspending the action while the parties engage in settlement discussions and requiring the parties to report to the court on the status of such discussions on or before March 15, 2009. An adverse resolution of this matter could have a material adverse effect on our financial condition and results of operations.

On February 10, 2009, a putative shareholders’ derivative action was filed in the Pennsylvania Court of Common Pleas of Philadelphia County naming RAIT, as nominal defendant, and certain of our executive officers and trustees as defendants. The complaint in this action alleges that certain of our executive officers and trustees breached their duties to RAIT in connection with the matters that are the subject of the securities litigation described above. An adverse resolution of this matter could have a material adverse effect on our financial condition and results of operations.

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

Our common shares trade on the New York Stock Exchange under the symbol “RAS.” We have adopted a Code of Business Conduct and Ethics, which we refer to as the Code, for our trustees, officers and employees intended to satisfy New York Stock Exchange listing standards and the definition of a “code of ethics” set forth in Item 406 of Regulation S-K. We also have adopted Trust Governance Guidelines and charters for the audit, compensation and nominating and governance committees of the board of trustees intended to satisfy New York Stock Exchange listing standards. The Code, these guidelines, these charters and charters of other committees of our board of trustees are available on our website at http://www.raitft.com and are available in print to any shareholder upon request. Please make any such request in writing to RAIT Financial Trust, Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, PA 19104, Attention: Investor Relations. Any information relating to amendments to the Code or waivers of a provision of the Code required to be disclosed pursuant to Item 5.05 of Form 8-K will be disclosed through our website.

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

	Price Range of Common Shares		Dividends Declared
	High	Low
2007
First Quarter	$38.25	$25.66	$0.80
Second Quarter	30.55	25.66	0.84
Third Quarter	26.91	4.82	0.46
Fourth Quarter	11.73	7.10	0.46
2008
First Quarter	$9.85	$5.15	$0.46
Second Quarter	9.62	5.93	0.46
Third Quarter	7.90	5.39	—
Fourth Quarter	5.86	1.50	0.35
2009
First Quarter (through February 27, 2009)	$3.03	$0.84	—

As of February 27, 2009, there were 64,850,448 of our common shares outstanding held by 716 persons of record.

Our Series A Cumulative Redeemable Preferred Shares, or Series A Preferred Shares, are listed on the NYSE and traded under the symbol “RAS PrA.” The Series A Preferred Shares were issued in the first and second quarter of 2004. RAIT declared a dividend per share of $0.0625 on the Series A Preferred Shares for the first quarter of 2004, representing the pro ration of the specified quarterly dividend for the quarter for the period during which the Series A Preferred Shares were outstanding in the quarter. In each subsequent quarter, RAIT has declared and paid the specified dividend per share of $0.484375. No dividends are currently in arrears on the Series A Preferred Shares.

Our Series B Cumulative Redeemable Preferred Shares, or Series B Preferred Shares, are listed on the NYSE and traded under the symbol “RAS PrB.” The Series B Preferred Shares were issued in the fourth quarter of 2004. RAIT declared a dividend per share of $0.4952957 on the Series B Preferred Shares for the fourth quarter of 2004 representing the pro ration of the specified dividend for the quarter for the period during which the Series B Preferred Shares were outstanding in the quarter. In each subsequent quarter, RAIT has declared and paid the specified dividend per share of $0.5234375. No dividends are currently in arrears on the Series B Preferred Shares.

Our Series C Cumulative Redeemable Preferred Shares, or Series C Preferred Shares, are listed on the NYSE and traded under the symbol “RAS PrC.” The Series C Preferred Shares were issued in the third quarter of 2007. RAIT declared a dividend per share of $0.523872 on the Series C Preferred Shares for the third quarter of 2007 representing the pro ration of the specified dividend for the quarter for the period during which the Series C Preferred Shares were outstanding in the quarter. In each subsequent quarter, RAIT has declared and paid the specified dividend per share of $0.5546875. No dividends are currently in arrears on the Series C Preferred Shares.

PERFORMANCE GRAPH

The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period commencing December 31, 2003 and ending December 31, 2008 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Hybrid REIT index, the NAREIT Mortgage REIT index and the S&P 500 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Item 6.	Selected Financial Data

The following selected financial data information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the notes thereto, included elsewhere herein (dollars in thousands, except share and per share data).

	As of and For the Years Ended December 31
	2008	2007	2006	2005	2004
Operating Data:
Investment interest income	$691,287	$893,212	$138,639	$86,174	$63,942
Investment interest expense	(484,922)	(698,347)	(61,833)	(12,933)	(4,917)

Net interest margin	206,365	194,865	76,806	73,241	59,025
Total revenue	249,130	232,634	103,832	92,448	75,561
Provision for losses	(162,783)	(21,721)	(2,499)	—	—
Total expenses	(258,673)	(171,316)	(34,720)	(17,752)	(15,330)
Change in fair value of financial instruments	(552,437)	—	—	—	—
Asset impairments	(67,052)	(517,452)	—	—	—
Income (loss) from continuing operations	(429,241)	(367,395)	72,036	75,041	63,068
Net income (loss) available to common shares	(442,882)	(379,344)	67,839	67,951	60,878
Earnings (loss) per share from continuing operations
Basic	$(7.03)	$(6.26)	$2.12	$2.48	$2.36
Diluted	$(7.03)	$(6.26)	$2.10	$2.46	$2.35
Earnings (loss) per share:
Basic	$(7.03)	$(6.26)	$2.32	$2.59	$2.49
Diluted	$(7.03)	$(6.26)	$2.30	$2.57	$2.48
Balance Sheet Data:
Investments in mortgages and loans	$5,468,064	$6,378,050	$5,922,550	$714,428	$491,281
Investments in securities	1,920,883	3,827,800	5,138,311	—	—
Total assets	8,151,450	11,057,580	12,060,506	1,024,585	729,498
Total indebtedness	6,118,494	10,057,121	10,452,191	329,859	101,288
Total liabilities	6,883,498	10,476,735	10,739,829	414,890	187,311
Minority interest	190,257	1,602	124,273	460	478
Total shareholders’ equity	1,077,695	579,243	1,196,404	609,235	541,710

	As of and For the Years Ended December 31
	2008	2007	2006	2005	2004
Other Data:
Common shares outstanding, at period end, including unvested restricted share awards	64,842,571	61,018,231	52,151,412	27,899,065	25,579,948
Book value per share	$14.07	$6.78	$20.54	$17.34	$16.27
Ratio of earnings to fixed charges and preferred share dividends	— (1)	— (1)	1.9x	3.8x	6.4x
Dividends declared per share	$1.27	$2.56	$2.70	$2.43	$2.40

(1)	The ratio of earnings to fixed charges and preferred share dividends for the years ended December 31, 2008 and 2007 is deficient by $624.6 million and $448.9 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

RAIT Financial Trust manages a portfolio of real-estate related assets, provides a comprehensive set of debt financing options to the real estate industry and invests in real estate-related assets. Our income is generated primarily from:

•	interest income from our investments, net of any financing costs, or net interest margin,

•	fee income from originating and managing assets and

•	rental income from our investments in real estate assets.

We continue to face challenging and volatile market conditions that began in the second half of 2007, including significant disruptions in the credit markets, abrupt and significant devaluations of assets directly or indirectly linked to the real estate finance markets, and the attendant removal of liquidity, both long and short term, from the capital markets. More recently, global recessionary economic conditions have developed and the capital markets have become even more volatile. We cannot predict with any certainty the potential impact on our financial performance of contemplated or future government interventions in financial markets. We seek to position RAIT to be able to take advantage of opportunities once market conditions improve and to maximize shareholder value over time. To do this, we will continue to focus on:

•	managing our investment portfolios to reposition non-performing assets and maximize cash flows;

•	taking advantage of our commercial real estate platform to invest in the distressed commercial real estate debt market;

•	reducing our leverage through additional purchases of our debt;

•	managing the size and cost structure of our business to match today’s operating environment; and

•	developing new financing sources intended to maintain and increase our adjusted earnings and REIT taxable income.

In the current economic environment, we are seeking to effectively manage and service our investment portfolios with a goal of continuing to generate cash flow from our securitizations and our investments. We expect to continue to focus our efforts on our commercial real estate portfolio, while we expect our other portfolios to continue to generate significant cash flow. Given this environment, we continue to review investment opportunities within our own capital structure, such as collateral exchanges with our securitizations, to seek to improve the credit profile of, and maximize the distributions from, our securitizations. We expect to enhance our ability to earn asset management and servicing fees in the future. While our collateral management fees were reduced in 2008 by the increasing redirection of our subordinated management fees from securitizations due to the performance of the underlying collateral, we continued to earn substantial senior management fees and see opportunities for growth in this area. In 2008, we experienced lower asset originations and, accordingly, lower origination fees. Our return from originating new investments may increasingly be in the form of fees under the terms of new financing arrangements we develop, such as co-investment and joint venturing strategies.

We originated a smaller amount of new investments in 2008 due to the economic conditions and the limited availability of new capital discussed above. We expect our rate of originating new investments to remain lower than historical levels. We continue to look for new investment opportunities, including investments in the distressed commercial real estate debt market.

During 2008, we reduced our leverage and eliminated our exposure to short term repurchase debt subject to margin calls. We also have repurchased, and expect to continue to repurchase, our discounted debt. We will also continue to seek and develop alternative financing sources while focusing on enhancing our liquidity.

During the years ended December 31, 2008 and 2007, we generated adjusted earnings per diluted share of $1.84 and $2.75, respectively, total loss per diluted share of $7.03 and $6.26, respectively, and gross cash flow of

$174.5 million and $214.3 million, respectively. Our GAAP net losses in the years ended December 31, 2008 and 2007 were primarily caused by the following:

•

Allowance for losses. We increased our allowance for losses to $172.0 million as of December 31, 2008 from $26.4 million as of December 31, 2007. The provision for losses recorded during the year ended December 31, 2008 was $162.8 million and resulted from increased delinquencies in our residential mortgage loans and increased non-performing loans in our commercial real estate portfolios.

Performance in our commercial real estate portfolio has deteriorated during 2008. As of December 31, 2008, we had $186.0 million of non-performing loans, an increase of $144.1 million from $41.9 million of non-performing loans as of December 31, 2007. Worsening economic conditions, reduced occupancy, lack of liquidity and, in some cases, bankruptcy by our borrowers, has caused the increase in our non-performing loans and the related increase in our allowance for losses. We increased our allowance for losses on our commercial real estate portfolio to $117.7 million as of December 31, 2008 from $14.6 million as of December 31, 2007.

During the year ended December 31, 2008, delinquencies in our residential mortgage portfolios increased by $184.4 million, or 153.8%, to $304.3 million as of December 31, 2008 compared to $119.9 million as of December 31, 2007. During this same period, house prices across the United States declined dramatically coupled with a steady and significant increase in loan foreclosures. As a result of these trends, we increased our allowance for losses on our residential mortgages to $54.2 million as of December 31, 2008 from $11.8 million as of December 31, 2007.

•

Changes in fair value of financial instruments. During 2008, the change in fair value of our financial instruments fluctuated significantly from historical levels due to the continuing turmoil in the credit markets. The change in fair value of our financial instruments was a net decrease of $552.4 million during the year ended December 31, 2008, before minority interest allocations of $206.0 million. This change was comprised of a decrease in the fair value of our financial assets totaling $1.7 billion, a decrease in the fair value of our financial liabilities totaling $1.6 billion and a decrease in the fair value of our interest rate derivatives totaling $394.8 million. Due to the volatility of the financial markets, we are unable to predict with any level of certainty the future changes in the fair value of our financial instruments.

•

Asset impairments. We recorded asset impairments of $67.1 million during the year ended December 31, 2008. These asset impairments were comprised of $22.6 million associated with investments in securities whose cash flows were reduced during 2008 from collateral defaults, $29.1 million associated with intangible assets, and $15.4 million associated with direct real estate investments where the expected recovery value of the property has diminished below our investment basis.

Our commercial real estate loans are our primary investment portfolio generating $95.4 million, or 54.7%, and $119.7 million, or 55.8%, of our gross cash flow during the years ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, we originated $612.7 million and $2,586.6 million, respectively, of new commercial real estate loans. Worsening economic conditions have subjected borrowers under our commercial real estate loans to financial stress, which has increased the number of loans on non-accrual and caused us to increase our allowance for losses. We continue to actively monitor and manage these loans. Where it is likely to enhance our returns, we consider restructuring loans, including restructuring that results in our consolidation of the underlying property. As we continue to pursue ways of improving our overall recovery and repayment on these loans, we may experience temporary reductions in net investment income and cash flow. CMBS financing has become less available as a source of refinancing for our borrowers, which slowed the pace of refinancing by our borrowers while also creating new lending opportunities for us. The U.S. government sponsored entities Fannie Mae and Freddie Mac continue to provide financing for the acquisition and refinancing of multi-family properties, which may positively impact our loans collateralized by multi-family properties. Liquidity for other commercial property types remains limited since banks are hesitant to lend and the securitization market for commercial real estate assets effectively has ceased. A substantial portion of our commercial real estate portfolio will mature in 2009. We expect that we will restructure increasing numbers of loans in the event our borrowers cannot obtain sources of refinancing upon maturity.

Our portfolio of residential mortgages generated $19.5 million, or 11.2%, and $21.2 million, or 9.9%, of our gross cash flow during the years ended December 31, 2008 and 2007, respectively. We have seen the delinquency rates in our residential mortgage portfolio increase, which resulted in increases in our loan loss reserves and the number and amount of loans on non-accrual status.

Our portfolio of TruPS generated $44.3 million, or 25.4%, and $58.6 million, or 27.4%, of our gross cash flow during the years ended December 31, 2008 and 2007, respectively. We continue to experience credit deterioration of TruPS issuers. This credit deterioration adversely affects the cash flow we receive from our securitizations and the fair value of their collateral. We continue to seek remedies and other means of restructuring our TruPS so as to improve the overall recovery in future periods. In January 2009, Taberna VIII and Taberna IX did not receive interest payments from a borrower which resulted in the re-direction of cash flow to repay principal of senior debt in each of these securitizations.

While we believe we have made appropriate adjustments to the valuation of our investments and our provision for losses in our residential mortgage and commercial real estate loan portfolios, future operations may be adversely affected by similar conditions in our investment portfolio.

Adoption of SFAS No. 159

Prior to January 1, 2008, we recorded certain of our investments in securities and derivatives at fair value. Upon adoption of SFAS No. 159 on January 1, 2008, we adjusted the carrying amounts of certain investments in securities, certain CDO notes payable, certain derivative instruments and other assets and liabilities to fair value resulting in an increase to shareholders’ equity of $1.1 billion on January 1, 2008. Subsequent to January 1, 2008, we reflect the fair value of these financial assets and liabilities in our consolidated balance sheet, with all changes in fair value recorded in earnings.

The following table summarizes the cumulative net fair value adjustments through December 31, 2008 for the specific financial assets and liabilities we elected for the fair value option under SFAS No. 159 (dollars in thousands):

	Fair Value Adjustments as of December 31, 2007	SFAS No. 159 Fair Value Adjustments on January 1, 2008	SFAS No. 159 Fair Value Adjustments during the Year Ended December 31, 2008	Cumulative Fair Value Adjustments as of December 31, 2008
Assets:
Investments in securities (1)	$(494,765)	$(99,991)	$(1,737,305)	$(2,332,061)
Deferred financing costs, net of accumulated amortization	—	(18,047)	—	(18,047)
Liabilities:
Trust preferred obligations	—	52,070	145,339	197,409
CDO notes payable	—	1,520,616	1,434,175	2,954,791
Derivative liabilities	(155,080)	—	(394,821)	(549,901)
Other liabilities	—	6,103	175	6,278

Fair value adjustments before allocation to minority interest	(649,845)	1,460,751	(552,437)	258,469
Allocation of fair value adjustments to minority interest	123,881	(373,357)	206,036	(43,440)

Cumulative effect on shareholders’ equity	$(525,964)	$1,087,394	$(346,401)	$215,029

(1)	Prior to January 1, 2008, trading securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option under SFAS No. 159 for trading securities did not change their carrying value and resulted in a reclassification of $310.5 million from accumulated other comprehensive income (loss) to retained earnings (deficit) on January 1, 2008.

Through December 31, 2008, the cumulative effect of the fair value adjustments recorded on each financial asset and liability selected for the fair value option under SFAS No. 159 was a net increase in shareholders’ equity of $215.0 million. This net increase in shareholders’ equity may reverse through earnings as an unrealized loss in the future. For example, in the event our CDO notes payable were to recover some or all of their par amount, at a speed that exceeds any recovery of par amount by our investments in securities, the difference in the respective par amount recoveries could adversely affect earnings. Given the market conditions referred to above and the volatility in interest rates and the credit performance of our underlying collateral, we cannot determine whether further fluctuations in the fair value of our assets and liabilities subject to SFAS No. 159 will have a material effect on our financial performance.

Trends That May Affect Our Business

The following trends may affect our business:

Credit, capital markets and liquidity risk. We expect that the credit events that occurred during 2008, which have significantly reduced market liquidity and limited our financing strategies, will continue to significantly limit our ability to finance investments in our targeted asset classes for the foreseeable future. We expect that these events may cause additional covenant defaults, increased delinquencies or missed payments from issuers of TruPS, our portfolio of commercial real estate loans or from our portfolio of residential mortgage loans. This will likely cause reductions in our net investment income, increases in our provision for losses, decreases in the fair value of our assets, increases in our asset impairments and may reduce the cash flows we receive from our securitizations.

To finance investments in our commercial loan portfolio in the future, management will seek to structure match funded financing opportunities through the use of restricted cash in, and through the reinvestment of repayment amounts received under, our current securitizations and through loan participations, bank lines of credit, joint-venture opportunities and other methods that preserve our capital while making investments that generate an attractive return.

Interest rate environment. Interest rates experienced significant volatility during the year ended December 31, 2008. Continued volatility in interest rates may impact the fair value of our investments and/or the net investment income generated by those investments in the future.

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

Our investments in securities are comprised of TruPS, subordinated debentures, unsecured debt securities and CMBS held by our consolidated CDO entities. These securities bear fixed and floating interest rates. A large portion of these fixed-rate securities are hybrid instruments, which convert to floating rate securities after a five or ten year fixed-rate period. We have financed these securities through the issuance of floating rate and fixed-rate CDO notes payable. A large portion of the CDO notes payable are floating rate instruments, and we use interest rate swaps to effectively convert this floating rate debt into fixed-rate debt during the period in which our investments in securities are paid at a fixed coupon rate. By using this hedging strategy, we believe we have effectively match-funded our assets with liabilities during the fixed-rate period of our investments in securities. An increase or decrease in interest rates will generally not impact our net investment income generated by our investments in securities. However, an increase or decrease in interest rates will affect the fair value of our investments in securities, which will generally be reflected in our financial statements as changes in the fair value of financial instruments.

Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates on our assets also may be affected by other factors, including, without limitation, conditions in the housing, real estate and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate loans. If interest rates begin to fall, triggering an increase in prepayment rates in our residential mortgage and commercial loan portfolio, our net investment income may decrease. However, the lack of financing alternatives may cause loans to extend and provide an opportunity to increase the net investment income. While interest rates have decreased substantially during 2008, prepayment rates have not increased due to the lack of mortgage financing in the current economic and credit environments.

Residential housing prices, delinquency rates and lending. In recent periods, home values have declined, the number of mortgage defaults has been increasing and the availability of residential mortgage financing has been declining substantially. Increasing foreclosure activity is resulting from “underwater” mortgages on which the balance owed is more than the current value of the property, and defaults on loan payments by homeowners due to adjustments of the payment amount or the effect of economic conditions on the homeowner. The federal government has proposed a plan intended to address residential housing issues. Legislation has also been proposed to change federal bankruptcy law so that judges can unilaterally reduce the mortgage debt owed by borrowers in bankruptcy proceedings. We cannot predict the impact of this plan or proposal on us in general or our residential mortgage portfolio in particular.

Commercial real estate lack of liquidity and reduced performance. The market for CMBS and other sources of financing for commercial real estate has contracted severely, creating increased risk of defaults upon the maturity of loans due to the lack of sources of refinancing. Due to current economic conditions, the multi-family, office and retail sectors of commercial real estate are seeing increased vacancy levels and reduced rents. We cannot predict the severity of future increases in vacancy levels and reductions of rent.

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

Allowance for Losses. We maintain an allowance for losses on our investments in residential mortgages and mortgage-related receivables, commercial mortgages, mezzanine loans and other loans. Our allowance for losses is based on management’s evaluation of known losses and inherent risks, for example, historical and industry loss experience, economic conditions and trends, estimated fair values, the quality of collateral and other relevant factors. Specific allowances for losses on our commercial and mezzanine loans are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. Our allowance for loss on residential mortgage loans is evaluated collectively for impairment as the mortgage loans are homogenous pools of residential mortgages. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries).

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

Fair value assets and liabilities that are generally included in this category are unsecured REIT note receivables, commercial mortgage-backed securities, or CMBS, receivables and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

•

Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset. Generally, assets and liabilities carried at fair value and included in this category are TruPS and subordinated debentures, trust preferred obligations and CDO notes payable where observable market inputs do not exist.

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that management believes market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that management believes are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be transferred from Level 1 to Level 2 or Level 2 to Level 3.

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

For further discussion on fair value of our financial instruments, see “Item 8. Financial Statements and Supplementary Data. Note 8: Fair Value of Financial Instruments.”

Recent Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, which provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. As of January 1, 2008, we adopted SFAS No. 159 and we recorded, at fair value, certain of our investments in securities, CDO notes payable and trust preferred obligations used to finance those investments and any related interest rate derivatives. Subsequent to January 1, 2008, all changes in the fair value of such investments in securities, CDO notes payable, trust preferred obligations and related interest rate derivatives are recorded in earnings. Upon adoption of SFAS No. 159 on January 1, 2008, we recognized an increase to shareholders’ equity of $1.1 billion.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The statement is effective for fiscal years beginning after December 15, 2008. The anticipated adoption of SFAS No. 160 is not expected to have a material effect on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position, or FSP, No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, or FSP No. 140-3. FSP No. 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. FSP No. 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. The statement is effective for fiscal years beginning after November 15, 2008. The anticipated adoption of FSP No. 140-3 is not expected to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133”, or SFAS No. 161. SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement is effective for fiscal years beginning after November 15, 2008. The anticipated adoption of SFAS No. 161 is not expected to have a material effect on our consolidated financial statements.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, or FSP FAS 157-3. FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 is effective October 10, 2008, and for prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 has been reflected in our determination of fair value in our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, which amends SFAS No. 140, to require additional disclosures about transfers of financial assets and FIN 46, to require additional disclosures about variable interest entities for both public enterprises and sponsors that have a variable interest in a variable interest entity. The disclosures required are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying special purpose entities. The provisions of this FASB staff position are effective for reporting periods ending after November 15, 2008. The adoption of this FASB staff position did not have a material impact on our consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, which amends FASB Emerging Issues Task Force, or EITF, No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor or in Securitized Financial Assets,” or EITF 99-20, to align the impairment guidance in EITF 99-20 with the impairment guidance and related implementation guidance in SFAS No. 115. The provisions of this FASB staff position are effective for reporting periods ending after December 15, 2008. The adoption of this FASB staff position did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141, “Business Combinations”, or SFAS No. 141. Among other things, SFAS No. 141R broadens the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The provisions of SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are to be applied prospectively only. Early adoption is not permitted. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

Performance Measures

We use adjusted earnings and assets under management, or AUM, as tools to measure our financial and operating performance. The following defines these measures and describes their relevance to our financial and operating performance:

Adjusted Earnings—We measure our performance using adjusted earnings in addition to GAAP net income (loss). Adjusted earnings represents net income (loss) available to common shares, computed in accordance with GAAP, before provision for losses, depreciation expense, amortization of intangible assets, (gains) losses on sale of assets, (gains) losses on extinguishment of debt, (gains) losses on deconsolidation of VIEs, capital (gains) losses, change in fair value of financial instruments, net of allocation to minority interest, unrealized (gains) losses on interest rate hedges, interest cost of hedges, net of allocation to minority interest, asset impairments, net of allocation to minority interest, share-based compensation, write-off of unamortized deferred financing costs, fee income deferred (recognized) and our deferred tax provision (benefit). These items are recorded in accordance with GAAP and are typically non-cash items that do not impact our operating performance or dividend paying ability.

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

During the year ended December 31, 2008, we revised our definition of adjusted earnings to exclude capital (gains) losses and gains (losses) on sale of assets. Capital (gains) losses and gains (losses) on sale of assets, while economic gains or losses, do not currently impact operating performance or dividend paying ability. This revision resulted in an increase of $10.2 million and $0.1 million to the computation of adjusted earnings for the years ended December 31, 2007 and 2006, respectively.

The table below reconciles the differences between reported net income (loss) available to common shares and adjusted earnings for the following periods (dollars in thousands, except share and per share information):

	For the Years Ended December 31
	2008	2007	2006
Net income (loss) available to common shares, as reported	$(442,882)	$(379,344)	$67,839
Add (deduct):
Provision for losses	162,783	21,721	2,499
Depreciation expense	7,501	6,242	2,006
Amortization of intangible assets	17,077	61,269	3,175
(Gains) losses on sale of assets	(806)	109,889	6
(Gains) losses on extinguishment of debt	(42,572)	—	—
(Gains) losses on deconsolidation of VIEs	—	(117,158)	—
Capital losses (1)	32,059	—	—
Change in fair value of financial instruments, net of allocation to minority interest of $(206,036) for the year ended December 31, 2008	346,401	—	—
Unrealized (gains) losses on interest rate hedges	407	7,789	(1,925)
Interest cost of hedges, net of allocation to minority interest of $14,061 for the year ended December 31, 2008	(40,540)	—	—
Asset impairments, net of minority interest allocation of $85,800 for the year ended December 31, 2007	67,052	431,652	—
Share-based compensation, including stock forfeitures of $9,708 for the year ended December 31, 2007	7,206	20,891	905
Write-off of unamortized deferred financing costs	—	2,985	—
Fee income deferred	1,080	26,947	3,379
Deferred tax provision (benefit)	1,238	(15,788)	(2,812)

Adjusted earnings	$116,004	$177,095	$75,072

Weighted-average shares outstanding—Diluted	63,024,154	60,633,833	29,553,403

(1)	During the year ended December 31, 2008, all of our warehouse arrangements were terminated. We have recorded the loss of our warehouse deposits as a component of the change in fair value of free-standing derivatives in our consolidated statement of operations.

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

The table below summarizes our assets under management as of December 31, 2008 and 2007 and asset management fees received during the years ended December 31, 2008 and 2007 (dollars in thousands):

	Assets Under Management at December 31, 2008	Asset Management Fees for the Year Ended December 31, 2008 (1)	Assets Under Management at December 31, 2007	Asset Management Fees for the Year Ended December 31, 2007 (1)
Commercial real estate portfolio (2)	$2,162,436	$2,064	$2,171,305	$2,021
Residential mortgage portfolio (3)	3,611,860	—	4,085,028	—
European portfolio	1,928,462	6,814	1,682,447	7,350
U.S. TruPS portfolio (4)	6,478,945	15,119	6,164,375	16,762
Other investments	180	—	189,359	—

Total	$14,181,883	$23,997	$14,292,514	$26,133

(1)	Asset management fees for the years ended December 31, 2008 and 2007 may not be indicative of asset management fees for subsequent annual periods. See “Forward-looking Statements” and “Risk Factors” sections above for risks and uncertainties that could cause our asset management fees for subsequent annual periods to differ materially from these amounts.
(2)	As of December 31, 2008 and 2007, our commercial real estate portfolio is comprised of $1.5 billion and $1.7 billion, respectively, of assets collateralizing RAIT I and RAIT II, $367.7 million and $134.8 million, respectively, of investments in real estate interests and $254.9 million and $307.8 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(3)	Assets under management for our residential mortgage portfolio represents the unpaid principal balance as of December 31, 2008 and 2007.
(4)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna III, Taberna IV, and Taberna VI through Taberna IX, and our interests in Taberna I, Taberna II and Taberna V, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

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

We expect that our 2009 dividends will be determined by our board after each quarter ends so management and the board can review the results and the status of our REIT taxable income. The board will also consider the composition of any common dividends declared, including the option of paying a portion in cash and the balance in additional common shares. Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient. The Internal Revenue Service, in Revenue Procedure 2009-15, has given guidance with respect to certain stock distributions by publicly traded REITS. That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2009. It provides that publicly-traded REITS can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met. These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders. RAIT did not use this Revenue Procedure with respect to any distributions for its 2008 taxable year, but may do so for distributions with respect to 2009.

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income determined in accordance with GAAP as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Our total taxable income represents the aggregate amount of taxable income generated by us and by our domestic and foreign TRSs. REIT taxable income is calculated under U.S. federal tax laws in a manner that, in certain respects, differs from the calculation of net income pursuant to GAAP. REIT taxable income excludes the undistributed taxable income of our domestic TRSs, which is not included in REIT taxable income until distributed to us. Subject to TRS value limitations, there is no requirement that our domestic TRSs distribute their earnings to us. REIT taxable income, however, generally includes the taxable income of our foreign TRSs because we will generally be required to recognize and report our taxable income on a current basis. Since we are structured as a REIT and the Internal Revenue Code requires that we distribute substantially all of our net taxable income in the form of distributions to our shareholders, we believe that presenting the information management uses to calculate our net taxable income is useful to investors in understanding the amount of the minimum distributions that we must make to our shareholders so as to comply with the rules set forth in the Internal Revenue Code. Because not all companies use identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to other similarly titled measures as determined and reported by other companies.

The table below reconciles the differences between reported net income available to common shares, total taxable income and estimated REIT taxable income for the three years ended December 31, 2008 (dollars in thousands):

	For the Years Ended December 31
	2008	2007	2006
Net income (loss) available to common shares, as reported	$(442,882)	$(379,344)	$67,839
Add (deduct):
Provision for losses, net of charge-offs	145,584	21,044	2,499
Tax gains on sales in excess of reported gains	—	—	8,643
Domestic TRS book-to-total taxable income differences:
Income tax provision (benefit)	(2,137)	(10,784)	(1,183)
Fees received and deferred in consolidation	1,080	26,947	3,099
Stock compensation, forfeitures and other temporary tax differences	6,060	24,577	—
Capital losses not offsetting capital gains and other temporary tax differences	32,059	1,153	(1,466)
Amortization of intangible assets	17,077	61,269	3,175
Net gains on deconsolidation of VIEs	—	(17,471)	—
Change in fair value of financial instruments, net of minority interest of $(206,036) for the year ended December 31, 2008	346,401	—	—
Asset impairments, net of minority interest allocation of $(85,800) for the year ended December 31, 2007	67,052	431,652	—
CDO investments aggregate book-to-taxable income differences (1)	(78,242)	(9,389)	(2,346)
Accretion of (premiums) discounts	(3,562)	2,515	—
Other book to tax differences	754	4,535	8,019
Taberna’s 2006 undistributed earnings pre-merger (2)	—	—	9,201

Total taxable income	89,244	156,704	97,480
Less: Taxable income attributable to domestic TRS entities	(21,278)	(23,846)	(4,236)
Plus: Dividends paid by domestic TRS entities	25,750	16,103	2,000

Estimated REIT taxable income (prior to deduction for dividends paid)	$93,716	$148,961	$95,244

(1)	Amounts reflect the aggregate book-to-taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.

(2)	Amount reflects the undistributed earnings of Taberna for the period from January 1, 2006 through December 11, 2006. These undistributed earnings, as well as Taberna’s REIT taxable income generated from December 12, 2006 through December 31, 2006, were declared as a dividend to RAIT, Taberna’s sole common shareholder, in December 2006 and paid in January 2007.

For the year ended December 31, 2008, we paid common dividends totaling $108.2 million, or $1.73 per common share, of which $0.46 was declared in 2007 and $1.27 was declared in 2008. For tax reporting purposes, the dividends that we paid in 2008 were classified as 92.0% ($1.5921) ordinary income and 8.0% ($0.1379) return of capital for those shareholders who held our common shares for the entire year.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue

Investment interest income. Investment interest income decreased $201.9 million, or 22.6%, to $691.3 million for the year ended December 31, 2008 from $893.2 million for the year ended December 31, 2007. This net decrease was primarily attributable to: decreases in interest income of $120.1 million on approximately $1.5 billion of investments resulting from the deconsolidation of our Taberna II and Taberna V CDOs during the latter half of 2007, $17.7 million from the sale of other securities subsequent to December 31, 2007 and $25.2 million from approximately $469.7 million in repayments on our residential mortgage loans; these decreases were offset by an increase in interest income of $36.6 million from the closing and consolidation of Taberna VIII in March 2007 and Taberna IX in June 2007. The remaining decrease was primarily related to the reduction in short-term LIBOR of approximately 2.4% during the year ended December 31, 2008 compared to the year ended December 31, 2007 and $873.7 million in total principal amount of investments on non-accrual status as of December 31, 2008 compared to $287.9 million as of December 31, 2007.

Investment interest expense. Investment interest expense decreased $213.4 million, or 30.6%, to $484.9 million for the year ended December 31, 2008 from $698.3 million for the year ended December 31, 2007. This net decrease was primarily attributable to: decreases in interest expense of $97.0 million on approximately $1.5 billion of indebtedness resulting from the deconsolidation of our Taberna II and Taberna V CDOs during the latter half of 2007, $42.4 million from reductions in our repurchase agreements and other indebtedness used to finance various investments on a short-term basis, $29.1 million from repayments of our residential mortgage-backed securities used to finance our residential mortgage portfolio and $3.0 million related to the write-off of unamortized deferred financing costs resulting from the termination of a line of credit in April 2007; these decreases were offset by increases in interest expense of $12.8 million from the issuance of CDO notes payable from RAIT II in June 2007, $6.6 million from the closing and consolidation of Taberna IX in June 2007 and $8.0 million from the issuance of convertible senior notes in April 2007. The remaining decrease was primarily related to the reduction in short-term LIBOR of approximately 2.4% during the year ended December 31, 2008 compared to the year ended December 31, 2007 and the inclusion of interest cost of hedges as a component of the change in the fair value of financial instruments during the year ended December 31, 2008 due to the adoption of SFAS No. 159 on January 1, 2008.

Rental income. Rental income increased $9.4 million, or 77.7%, to $21.4 million for the year ended December 31, 2008 from $12.0 million for the year ended December 31, 2007. This increase was primarily attributable to eleven new properties, with total assets of approximately $284.8 million, acquired or consolidated since or during the year ended December 31, 2007.

Fee and other income. Fee and other income decreased $4.3 million, or 17.0%, to $21.4 million for the year ended December 31, 2008 from $25.7 million for the year ended December 31, 2007. This decrease was primarily due to a structuring fee of $5.6 million that we received in connection with the completion of Taberna Europe I in January 2007. No structuring fees were earned during the year ended December 31, 2008. We received $2.5 million of lower origination fees from our domestic and European origination activities during the year ended December 31, 2008 compared to 2007 offset by $3.8 million of increased asset management fees resulting primarily from the deconsolidation of our Taberna II and Taberna V CDOs during the latter half of 2007 and the completion of Taberna Europe II in September 2007.

Expenses

Compensation expense. Compensation expense decreased $4.9 million, or 14.2%, to $29.8 million for the year ended December 31, 2008 from $34.7 million for the year ended December 31, 2007. This decrease was due to lower stock based compensation amortization of (i) $1.6 million resulting from phantom unit forfeitures from our executives in December 2007 and (ii) $2.3 million from the vesting of certain restricted share awards subsequent to December 31, 2007 and $5.4 million of reduced salary, bonus and other compensation costs offset by a $4.4 million increase associated with lower capitalized costs due to a reduction of commercial loan and domestic TruPS production.

Real estate operating expense. Real estate operating expense increased $7.9 million to $19.6 million for the year ended December 31, 2008 from $11.7 million for the year ended December 31, 2007. This increase was primarily attributable to eleven new properties, with total assets of approximately $284.8 million, acquired or consolidated since or during the year ended December 31, 2007.

General and administrative expense. General and administrative expense decreased $4.2 million, or 16.0%, to $21.9 million for the year ended December 31, 2008 from $26.1 million for the year ended December 31, 2007. This decrease is primarily due to a $1.0 million fee paid to Eton Park Capital Management for providing a standby commitment to purchase equity in the Taberna Europe I transaction that we closed in January 2007. No such fees were paid during the year ended December 31, 2008. In addition, during 2008, there were $1.3 million less travel and entertainment expenses, $2.5 million of lower costs for deals that will no longer be pursued, $0.6 million less investment monitoring costs and other decreased general and administrative costs offset by $2.6 million of increased legal expenses related to the class action securities lawsuit.

Stock forfeitures. Stock forfeitures resulted in $9.7 million of expense during 2007 due to the forfeiture of 322,000 phantom units by certain of our executive officers in December 2007. In January 2007, the board of trustees awarded these phantom units to our executive officers and had a grant date fair value of $11.8 million. The awards vested over four years. In December 2007, these executive officers voluntarily forfeited the awards which was treated as a capital contribution to us under SFAS No. 123R “Share-Based Payment.” The unamortized portion of the forfeited awards was charged to stock forfeiture expense and recorded as an increase to additional paid-in capital.

Provision for losses. The provision for losses relates to our investments in residential mortgages and mortgage-related receivables and our commercial mortgage loan portfolio. The provision for losses increased by $141.1 million for the year ended December 31, 2008 to $162.8 million as compared to $21.7 million for the year ended December 31, 2007. Since December 31, 2007, delinquencies in our residential mortgage portfolio have increased by $184.3 million, including $86.7 million in real estate-owned, bankruptcy or foreclosure property, and by $124.8 million in our commercial loan portfolio. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue or adjust our loan loss reserve as circumstances or conditions change. As of December 31, 2008, $186.0 million of our commercial mortgages and mezzanine loans and $236.0 million of our residential mortgages and mortgage-related receivables were on non-accrual status.

Depreciation expense. Depreciation expense increased $1.4 million to $7.5 million for the year ended December 31, 2008 from $6.1 million for the year ended December 31, 2007. This increase was primarily attributable to eleven new properties, with total assets of $284.8 million, acquired or consolidated since or during the year ended December 31, 2007.

Amortization of intangible assets. Amortization expense decreased $44.2 million, or 72.1%, to $17.1 million for the year ended December 31, 2008 from $61.3 million for the year ended December 31, 2007. This decrease resulted from the full amortization or impairment of some of the identified intangibles ($34.8 million had a useful life of one year) recorded subsequent to or during the year ended December 31, 2007.

Other Income (Expenses)

Interest and other income. Interest and other income decreased $12.4 million to $1.4 million for the year ended December 31, 2008 from $13.8 million for the year ended December 31, 2007. This decrease is due to reduced average cash and restricted cash balances during the year ended December 31, 2008 as compared to the year ended December 31, 2007 as well as reduced interest rates offered by financial institutions in 2008.

Gains (losses) on sale of assets. Gains on sale of assets were $0.8 million for the year ended December 31, 2008 compared to losses on sale of assets of $109.9 million for the year ended December 31, 2007. The gains on sale of assets during the year ended December 31, 2008 were associated with the sales of investments in securities and other assets. Losses on sales of assets was $109.9 million for the year ended December 31, 2007. The losses on sales of assets during 2007 was comprised of $10.2 million associated with the sales of other securities that we held in our investment portfolio and $99.7 million of losses relating to the sale of the net assets of Taberna II and Taberna V during 2007. In November and December 2007, we sold a portion of our interests in these CDOs such that we were not determined to be the primary beneficiary under FIN 46R of these VIEs. For accounting purposes, the deconsolidation of these VIEs is treated as a sale of their net assets for no consideration and a resulting gain from deconsolidation of VIEs.

Gains on extinguishment of debt. Gains on extinguishment of debt during the year ended December 31, 2008 are attributable to the repurchase of $40.8 million in aggregate principal amount of convertible senior notes, $25.0 million in principal amount of junior subordinated notes and $3.0 million in principal amount of CDO notes payable. The convertible senior notes were repurchased from the market for a total purchase price of $18.7 million and we recorded a gain on extinguishment of debt of $21.2 million, net of $0.9 million deferred financing costs that were written off associated with these convertible senior notes. The junior subordinated notes were repurchased from the market for a total purchase price of $5.2 million and we recorded a gain on extinguishment of debt of $19.2 million, net of $0.6 million deferred financing costs that were written off associated with these junior subordinated notes. The CDO notes payable were repurchased from the market for a total purchase price of $0.8 million and we recorded a gain on extinguishment of debt of $2.2 million.

Change in fair value of free-standing derivatives. The change in fair value of free-standing derivatives represents the earnings (loss) on (of) our first-dollar risk of loss associated with our warehouse facilities. During the year ended December 31, 2008, our warehouse agreements terminated with the respective financial institutions and we have recorded a loss of $32.1 million on our warehouse deposits. The write-off of these warehouse deposits were our only exposure under these warehouse agreements and we have no further obligations thereunder.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the financial assets, liabilities and derivatives whereby we have elected to record fair value adjustments under SFAS No. 159. Our election to record these assets at fair value was effective on January 1, 2008, the effective date of SFAS No. 159. Our SFAS No. 159 election impacted the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the year ended December 31, 2008, the fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Year Ended December 31, 2008
Change in fair value of trading securities and security-related receivables	$(1,737,305)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	1,579,689
Change in fair value of derivatives	(394,821)

Change in fair value of financial instruments	$(552,437)

Equity in income (loss) of equity method investments. Equity in income (loss) of equity method investments increased $1.0 million to income of $0.9 million for the year ended December 31, 2008 compared to loss of $0.1 million for the year ended December 31, 2007. The increase relates to the accretion on an investment in a property that was accounted for under the equity method.

Asset impairments. For the year ended December 31, 2008, we recorded asset impairments totaling $67.1 million that were associated with certain intangible assets and certain investments in loans, available-for-sale securities and other assets for which we did not elect SFAS No. 159. In making this determination, management considered the estimated fair value of the investments to our cost basis, the financial condition of the related entity and our intent and ability to hold the investments for a sufficient period of time to recover our investments. For the identified investments, management believes full recovery is not likely and wrote down the investments to their current recovery value, or estimated fair value. Asset impairments were comprised of $8.5 million of impairment in our investments in loans, $22.6 million of other-than-temporary impairment in available-for-sale securities and $6.9 million of other-than-temporary impairment in other assets. We evaluate intangible assets for impairment as events and circumstances change, in accordance with SFAS No. 144. Due to current market and economic conditions, management evaluated the carrying value of intangible assets and recorded impairment expense of $29.1 million during the year ended December 31, 2008. Asset impairments totaling $517.5 million for the year ended December 31, 2007 were recorded prior to the adoption of SFAS No. 159 and were comprised of other-than-temporary impairment of $428.7 million associated with investments in securities, $13.2 million of impairment expense associated with intangible assets and $75.6 million of impairment associated with goodwill.

Income (loss) allocated to minority interest. Minority interest represents the earnings of consolidated entities allocated to third parties, including changes in the fair values of financial instruments discussed above. Minority interest increased $119.9 million to $189.6 million of loss allocated to minority interest for the year ended December 31, 2008 from $69.7 million of loss allocated to minority interest for the year ended December 31, 2007. This increase is primarily attributable to $206.0 million of loss allocated to minority interest associated with the change in fair value of financial instruments in 2008 due to our adoption of SFAS No 159 on January 1, 2008. During the year ended December 31, 2007, $85.8 million of loss allocated to minority interest was associated with asset impairments prior to the adoption of SFAS No. 159.

Provision for income taxes. We maintain several domestic and foreign TRS entities that are subject to U.S. federal, state and local income taxes and foreign taxes. For the year ended December 31, 2008, the provision for income taxes was a benefit of $2.1 million, a decrease of $8.7 million from a benefit of $10.8 million for the year ended December 31, 2007. These tax benefits are primarily attributable to operating losses at several of our domestic TRS entities during the years ended December 31, 2008 and 2007.

Discontinued operations. Losses from discontinued operations of $0.1 million during the year ended December 31, 2007 related to one real estate property that was sold in September 2007. As of December 31, 2008, we do not have any discontinued operations.

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

Fee and other income. Fee and other income increased approximately $11.3 million, or 79%, to $25.7 million for the year ended December 31, 2007 from $14.4 million for the year ended December 31, 2006. This increase was primarily due to $5.6 million of CDO structuring fees associated with the completion of Taberna Europe I in January 2007, $7.8 million of origination fees generated on European assets originated for Taberna Europe I and Taberna Europe II, offset by reduced financial and consulting fees for services provided to our borrowers before financing transactions commenced or were committed.

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

Stock forfeitures. Stock forfeitures resulted in $9.7 million of expense during 2007 due to the forfeiture of 322,000 phantom units by certain of our executive officers in December 2007. In January 2007, the board of trustees awarded these phantom units to our executive officers and had a grant date fair value of $11.8 million. The awards vested over four years. In December 2007, these executive officers voluntarily forfeited the awards which was treated as a capital contribution to us under SFAS No. 123R “Share-Based Payment.” As such, the unamortized portion of the forfeited awards was charged to stock forfeiture expense and an increase to additional paid-in capital.

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

Losses on sales of assets. Losses on sales of assets was $109.9 million for the year ended December 31, 2007. The losses on sales of assets during 2007 was comprised of $10.2 million associated with the sales of other securities that we held in our investment portfolio and $99.7 million of losses relating to the sale of the net assets of Taberna II and Taberna V during 2007. In November and December 2007, we sold a portion of our interests in these CDOs such that we were not determined to be the primary beneficiary under FIN 46R of these VIEs. For accounting purposes, the deconsolidation of these VIEs was treated as a sale of their net assets for no consideration and a resulting gain from deconsolidation of VIEs.

Gains on deconsolidation of VIEs. Gains on deconsolidation of VIEs, as described above under “Losses on sales of assets” is attributable to the deconsolidation of Taberna II and Taberna V in November and December 2007. Upon the deconsolidation, the losses recorded in excess of our basis were reversed as a gain on deconsolidation of these VIEs. The net gain reflected in our statement of operations was $17.5 million.

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

Asset impairments. For the year ended December 31, 2007, we recorded asset impairments totaling $517.5 million that were associated with certain of our investments in securities, intangible assets and goodwill. In making this determination, management considered the estimated fair value of the investment to our cost basis, the financial condition of the related entity and our intent and ability to hold the investment for a sufficient period of time to recover our investment. For the identified investments, management believes full recovery is not likely and wrote down the investment to its current recovery value, or estimated fair value. Asset impairments was comprised of $428.7 million of other-than-temporary impairment in our investments in securities, $13.2 million of impairment in certain intangible assets and $75.6 million of impairment in goodwill.

The asset impairment charges of $428.7 million in our investment in securities that we recorded during 2007 were attributable primarily to (i) TruPS issued by companies in the residential mortgage or homebuilder sectors that collateralized securitizations we consolidate and also (ii) to debt securities issued by securitizations collateralized primarily by securities issued by companies in these sectors. These impairments resulted primarily from the broad disruption of the U.S. credit markets relating to the residential mortgage and homebuilder sectors that began in late July and August 2007. The withdrawal of virtually all sources of available liquidity for companies active in these sectors caused payment defaults and significant reductions in the fair value of securities issued by these companies. The table below summarizes the impairments associated with our investments in securities by industry sector during 2007 (dollars in thousands):

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

Securitization Summary

Overview. We have used securitizations, mainly through CDOs, to match fund the interest rates and maturities of our assets with the interest rates and maturities of our financing. This strategy has helped us reduce interest rate and funding risks on our portfolio for the long-term. While we were able to sponsor a number of securitizations through December 31, 2007, we do not expect to sponsor new securitizations for the foreseeable future. To finance our investments in the foreseeable future, management will seek to structure match funded financing through reinvesting asset repayments in our existing securitizations, loan participations, bank lines of credit, joint-venture opportunities and other methods that preserve our capital while making investments that generate an attractive return.

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

We manage 13 CDO securitizations with varying amounts of retained or residual interests held by us as follows: Taberna Preferred Funding I, Ltd., or Taberna I, Taberna Preferred Funding II, Ltd., or Taberna II, Taberna Preferred Funding III, Ltd., or Taberna III, Taberna Preferred Funding IV, Ltd., or Taberna IV, Taberna Preferred Funding V, Ltd., or Taberna V, Taberna Preferred Funding VI, Ltd., or Taberna VI, Taberna Preferred Funding VII, Ltd., or Taberna VII, Taberna Preferred Funding VIII, Ltd., or Taberna VIII, Taberna Preferred Funding IX, Ltd., or Taberna IX, Taberna Europe CDO I, P.L.C., or Taberna Europe I, Taberna Europe CDO II, P.L.C., or Taberna Europe II, RAIT CRE CDO I, Ltd., or RAIT I and RAIT Preferred Funding II, Ltd., or RAIT II. In general, we receive senior asset management fees, based on the amount of collateral assets, as a priority ahead of debt service payments. These CDOs contain interest coverage and overcollateralization triggers, or OC Triggers, that must be met in order for us to receive our subordinated management fees and our lower-rated debt or residual equity returns.

If the interest coverage or overcollateralization triggers are not met, in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying payment defaults, paying down the CDO notes payable or other actions permitted under the relevant CDO indenture.

As of December 31, 2008, Taberna I through VII and Taberna Europe II were not meeting all of the required triggers. In January 2009, all of the Taberna CDOs, together with Taberna Europe II were not passing their required interest coverage or overcollateralization triggers and we began receiving only senior asset management fees and interest on a limited amount of the more senior-rated debt owned by us related to these CDO transactions. We continue to receive all of our management fees, interest and residual returns on our two commercial real estate CDOs, RAIT I and RAIT II, and all applicable triggers continue to be met for these securitizations.

A summary of the CDO investments as of the most recent payment information is as follows (dollars in millions):

		Our Retained Interests (Par Amount)
Managed CDOs (Unconsolidated)	Total Collateral (Par Amount)	Debt Retained	Equity Retained	Total Investment	Defaulted Collateral (Par Amount)	OC Test Trigger %	OC Test Current %
Taberna I	$656.7	$3.4	$0.3	$3.7	$95.0	104.5%	99.1%
Taberna II	963.9	13.0	7.5	20.5	273.1	102.5%	77.1%
Taberna V	700.0	13.0	19.7	32.7	175.6	101.4%	81.1%
Taberna Europe I	838.2	19.6	15.7	35.3	25.8	101.5%	102.7%
Taberna Europe II	1,090.3	2.8	17.5	20.3	89.0	108.3%	104.7%

Managed CDOs	4,249.1	51.8	60.7	112.5	658.5

TruPS CDOs (Consolidated)
Taberna III	743.9	40.0	30.3	70.3	178.0	101.0%	82.9%
Taberna IV	649.0	31.2	26.0	57.2	170.0	101.6%	80.4%
Taberna VI	670.8	9.0	30.0	39.0	135.6	102.2%	88.8%
Taberna VII	633.6	38.5	30.8	69.3	121.8	101.7%	86.4%
Taberna VIII	721.1	73.0	60.0	133.0	25.0	103.5%	101.9%
Taberna IX	740.1	134.0	52.5	186.5	25.0	105.4%	102.1%

TruPS CDOs	4,158.5	325.7	229.6	555.3	655.4

CRE CDOs (Consolidated)
RAIT I	1,002.7	38.0	165.0	203.0	82.6	116.2%	117.7%
RAIT II	816.6	86.0	110.2	196.2	4.3	111.7%	118.1%

CRE CDOs	1,819.3	124.0	275.2	399.2	86.9

Total	$10,226.9	$501.5	$565.5	$1,067.0	$1,400.8

The equity securities that we own in the CDOs shown in the table are subordinate in right of payment and in liquidation to the collateralized debt securities issued by the CDOs. We may also own common shares, or the non-economic residual interest, in certain of the entities above.

The investors that acquire interests in our CDOs include large, international financial institutions, funds, high net worth individuals and private investors. We do not consolidate Taberna I, Taberna II, Taberna V,

Taberna Europe I and Taberna Europe II however, we consolidate Taberna III, Taberna IV, Taberna VI, Taberna VII, Taberna VIII, Taberna IX, RAIT I and RAIT II. During 2007, we deconsolidated Taberna II and Taberna V as we sold a portion of equity interest and non-investment grade debt such that we were no longer the primary beneficiary of the CDO. Please see “Item 8. Financial Statements.”

Through December 31, 2007, we completed six securitizations of residential mortgage loans, which had aggregate unpaid principal balances of $3.6 billion as of December 31, 2008. The following table summarizes the total collateral amount, our retained interests and loan delinquencies greater than 60 days for each of the six securitizations as of December 31, 2008 (dollars in millions):

	Total Collateral Amount	Our Retained Interests (1)	Loan Delinquencies > 60 days (2)
Bear Stearns ARM Trust 2005-7	$383.4	$31.8	3.9%
Bear Stearns ARM Trust 2005-9	808.3	49.6	2.2%
Citigroup Mortgage Loan Trust 2005-1	534.8	42.4	2.0%
CWABS Trust 2005 HYB9	734.0	38.4	16.1%
Merrill Lynch Mortgage Investors Trust, Series 2005-A9	631.0	43.3	5.1%
Merrill Lynch Mortgage Backed Securities Trust, Series 2007-2	519.0	23.3	7.1%

Total	$3,610.5	$228.8	6.4%

(1)	We have retained all of the “equity” interests in these securitizations. All of the debt issued by these securitizations that was not retained by us is rated “AAA” by various rating agencies.
(2)	Based on Total Collateral Amount as of December 31, 2008. Our total loan loss reserve associated with our residential mortgage portfolio was $54.2 million as of December 31, 2008.

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

We expect to continue to receive substantial cash flow from our investment portfolio. However, as discussed above, a number of our securitizations are currently failing several of their respective over-collateralization tests due to collateral defaults, resulting in re-directing cash flow associated with our retained interests to repay principal on senior debt. We believe our available cash and restricted cash balances, funds available under our secured credit facilities, other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months. Should our liquidity needs exceed our available sources of liquidity, we believe that our investments in mortgages and loans, investments in securities and investments in real estate interests could be sold directly to raise additional cash. We may not be able to obtain additional financing when we desire to do so, or may not be able to obtain desired financing on terms and conditions acceptable to us. If we fail to obtain additional financing, our ability to maintain or grow our business will be significantly reduced.

Our primary cash requirements are as follows:

•	to distribute a minimum of 90% of our net taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT;

•	to repay our indebtedness under our secured credit facilities and other indebtedness;

•	to make investments and fund the associated costs;

•	to compensate our employees; and

•	to pay U.S. federal, state, and local taxes of our TRSs.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $27.5 million as of December 31, 2008;

•

cash generated from operating activities, including net investment income from our investment portfolio, fee income received by Taberna Capital and RAIT Partnership through their collateral management agreements and origination fees received by Taberna Securities. The collateral management fees paid by CDO entities, although a portion is eliminated in consolidation with respect to the consolidated CDOs, represent cash inflows to us, and, after the payment of income taxes, the remaining cash may be used for our operating expenses or distributions;

•	proceeds from future borrowings or offerings of our common and preferred shares; and

•	proceeds from the sales of assets.

Cash Flows

As of December 31, 2008 and 2007, we maintained cash and cash equivalents of $27.5 million and $128.0 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2008	2007	2006
Cash flows from operating activities	$141,998	$183,043	$74,641
Cash flows from investing activities	542,525	(1,524,252)	(611,350)
Cash flows from financing activities	(785,047)	1,369,829	564,656

Net change in cash and cash equivalents	(100,524)	28,620	27,947
Cash and cash equivalents at beginning of period	127,987	99,367	71,420

Cash and cash equivalents at end of period	$27,463	$127,987	$99,367

Our principal source of cash flows is from our investing activities. Our decreased cash flow from operating activities is primarily due to the reduced fees generated in 2008 as compared to 2007 as well as the increase in loans on non-accrual in 2008 as compared to 2007.

The cash inflow from our investing activities during 2008 as compared to cash outflow in 2007 reflects reduction in the volume of investments originated or purchased in 2008 as compared to 2007. Our cash inflow from investing activities resulted from $656.9 million principal repayments on loans and investments.

The cash outflow from our financing activities during 2008 as compared to a cash inflow in 2007 is due to a reduction in our capital raised in 2008 as compared to 2007. During the year ended December 31, 2008, we have repaid $184.1 million of short-term indebtedness using available cash resources and cash flow generated during the current year.

Our gross cash flow is comprised of net investment income, net rental income and asset management fees that we received from our assets under management. Our net investment income represents the positive difference between the income we earn on our investment portfolio and the cost of financing our investment portfolio. For the years ended December 31, 2008 and 2007, the gross cash flows generated by our investment portfolios was as follows (dollars in thousands):

	Assets Under Management at December 31, 2008	Gross Cash Flow for the Year Ended December 31, 2008 (1)	Assets Under Management at December 31, 2007	Gross Cash Flow for the Year Ended December 31, 2007 (1)
Commercial real estate portfolio (2)	$2,162,436	$95,374	$2,171,305	$119,678
Residential mortgage portfolio (3)	3,611,860	19,472	4,085,028	21,187
European portfolio	1,928,462	14,342	1,682,447	13,624
U.S. TruPS portfolio (4)	6,478,945	44,276	6,164,375	58,619
Other investments	180	1,023	189,359	1,203

Total	$14,181,883	$174,487	$14,292,514	$214,311

(1)	Gross cash flows for the years ended December 31, 2008 and 2007 may not be indicative of cash flows for subsequent annual periods. See “Forward-looking Statements” and “Risk Factors” sections above for risks and uncertainties that could cause our gross cash flow for subsequent annual periods to differ materially from these amounts.
(2)	As of December 31, 2008 and 2007, our commercial real estate portfolio is comprised of $1.5 billion and $1.7 billion, respectively, of assets collateralizing RAIT I and RAIT II, $367.7 million and $134.8 million, respectively, of investments in real estate interests and $254.9 million and $307.8 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(3)	Assets under management for our residential mortgage portfolio represent the unpaid principal balance as of December 31, 2008 and 2007.
(4)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I through Taberna IX and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

We generated $174.5 million of cash flow for the year ended December 31, 2008 from our portfolios and asset management activities before operating expenses. We incurred $28.5 million in corporate interest expense related to our convertible senior notes outstanding and $13.6 million in preferred share dividends during the year ended December 31, 2008. The remaining net cash flow from operations was used to repay indebtedness, pay operating expenses, including cash compensation expense and general and administrative expenses, and to pay distributions to our shareholders.

Our assets under management have historically been financed on a long-term basis through securitizations and our rights to cash flow from these portfolios are dependent on the terms of the debt and equity securities we hold in these securitizations. All of our TruPS securitizations are currently failing several of their respective over-collateralization tests due to collateral defaults and are re-directing cash flow, associated with our retained interests, to repay principal on senior debt. See “Securitization Summary” above.

At December 31, 2007, we had $138.8 million of indebtedness under repurchase agreements with major investment banks and we have repaid all such repurchase agreement indebtedness during the year ended December 31, 2008 while maintaining adequate liquidity.

Our two commercial real estate securitized financing arrangements include a revolving credit option that allows us to repay the AAA rated debt tranches totaling $475.0 million as loan repayments occur, and then draw up to the available committed amounts during the first five years of each facility. We have $44.4 million of unused capacity in our two CRE securitizations to invest in commercial loans as of December 31, 2008, subject to future funding commitments and borrowing requirements.

Capitalization

Debt Financing.

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness as of December 31, 2008 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Contractual Maturity
Secured credit facilities and other indebtedness	$202,092	$178,625	2.4% to 13.0%	5.7%	2009 to 2037
Mortgage-backed securities issued (1)(2)(3)	3,388,199	3,364,151	4.5% to 5.8%	5.1%	2035
Trust preferred obligations (4)	359,459	162,050	2.9% to 10.1%	5.9%	2035
CDO notes payable—amortized cost (1)(5)	1,451,750	1,451,750	0.8% to 3.5%	1.0%	2036 to 2045
CDO notes payable—fair value (1)(4)(6)	3,605,428	577,750	2.9% to 10.0%	3.6%	2035 to 2038
Convertible senior notes (7)	384,168	384,168	6.9%	6.9%	2027

Total indebtedness	$9,391,096	$6,118,494		4.0%

(1)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(2)	Collateralized by $3.6 billion principal amount of residential mortgages and mortgage-related receivables. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(3)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.
(4)	Relates to liabilities for which we elected to record at fair value under SFAS No. 159.
(5)	Collateralized by $1.7 billion principal amount of commercial mortgages, mezzanine loans and other loans. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $4.2 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2008 was $2.0 billion. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Our convertible senior notes are redeemable, at the option of the holder, in April 2012.

Financing arrangements we entered into or terminated during the years ended December 31, 2008 and 2007 were as follows:

Repurchase Agreements

We have used repurchase agreements to finance our retained interests in mortgage securitizations that we sponsor, residential mortgages prior to their long-term financing, retained interests in our CDOs, and other securities, including REMIC interests. During the year ended December 31, 2008, we repaid $138.8 million associated with our repurchase agreements. As of December 31, 2008, we have no repurchase agreement indebtedness outstanding.

Secured Credit Facilities and Other Indebtedness

The following table summarizes our secured credit facilities and other indebtedness as of December 31, 2008 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Current Weighted- Average Interest Rate	Contractual Maturity
Loans payable on real estate interests	$66,466	$66,466	5.0%	Apr. 2010 to Sep. 2015
Secured credit facilities	53,494	53,494	2.4%	Jun. 2009 to Jan. 2010
Junior subordinates notes, at fair value	38,051	15,221	8.7%	2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	2037
Term loan indebtedness	18,981	18,344	13.0%	May 2009 to Aug. 2010

Total	$202,092	$178,625	5.7%

Loans payable on real estate interests. As of December 31, 2008 and 2007, we had $66.5 million and $53.2 million, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate interests and other loans. These loans are secured by specific consolidated real estate interests and commercial loans included in our consolidated balance sheet.

Secured credit facilities. As of December 31, 2008, we have secured credit facilities with three financial institutions pursuant to which we have borrowed $53.5 million. Two secured credit facilities mature in 2009 and one secured credit facility matures in 2010, at which time the amounts borrowed become due and payable. Our credit facilities are secured by commercial mortgages and mezzanine loans. We are seeking to renew, extend or refinance these facilities. If we are unable to do so, we would be required to repay these amounts, which would adversely affect our liquidity.

As of December 31, 2007, we were not in compliance with a financial covenant on one of our secured credit facilities with $22.2 million in borrowings. We obtained a waiver as of December 31, 2007 and subsequently amended this secured credit facility to be in compliance. At December 31, 2008, we were in compliance with all financial covenants on our secured credit facilities.

On April 16, 2007, we terminated our $335.0 million secured line of credit led by KeyBanc Capital Markets, as syndication agent. All amounts outstanding under this facility were repaid prior to April 16, 2007. We expensed $3.0 million of deferred financing costs associated with the line of credit upon termination.

Junior subordinates notes, at fair value. On October 16, 2008, we issued $38.1 million principal amount of junior subordinated notes to a third party and received $15.5 million of net cash proceeds. Of the total amount of junior subordinated notes issued, $18.7 million has a fixed interest rate of 8.65% through March 30, 2015 with a floating rate of LIBOR plus 400 basis points thereafter and a maturity date of March 30, 2035. The remaining $19.4 million has a fixed interest rate of 9.64% and a maturity date of October 30, 2015. At issuance, we elected to record these junior subordinated notes at fair value under SFAS No. 159, with all subsequent changes in fair value recorded in earnings. As of December 31, 2008, we have $38.1 million unpaid principal associated with this indebtedness. The fair value, or carrying amount, of this indebtedness was $15.2 million as of December 31, 2008.

Junior subordinated notes, at amortized cost. On February 12, 2007, we formed Taberna Funding Capital Trust I which issued $25.0 million of trust preferred securities to investors and $0.1 million of common securities to us. The combined proceeds were used by Taberna Funding Capital Trust I to purchase $25.1 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Taberna Funding Capital Trust I and mature on April 30, 2037, but are callable, at our option, on or after April 30, 2012. Interest on the junior subordinated notes is payable quarterly at a fixed rate of 7.69% through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.50%. These $25.1 million of junior subordinated notes issued by us are outstanding as of December 31, 2008 and 2007.

On July 12, 2007, we formed Taberna Funding Capital Trust II which issued $25.0 million of trust preferred securities to investors and $0.1 million of common securities to us. The combined proceeds were used by Taberna Funding Capital Trust II to purchase $25.1 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Taberna Funding Capital Trust II and mature on July 30, 2037, but are callable, at our option, on or after July 30, 2012. Interest on the junior subordinated notes is payable quarterly at a fixed rate of 8.06% through July 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.50%. On October 21, 2008, we repurchased, from the market, all of these trust preferred securities for a purchase price of $5.2 million. As a result, we recorded gains on extinguishment of debt of $19.2 million, net of $0.6 million deferred financing costs that were written off associated with the junior subordinated issued by us.

Term loan indebtedness. On September 19, 2008, we entered into a series of transactions with a lender enabling us to replace all of our existing short-term repurchase obligations with two longer-term master repurchase agreements, which are long-term secured credit facilities. The first master repurchase agreement provided for the lender to purchase RMBS from us for an adjusted purchase price of $24.5 million. We pay interest monthly beginning September 30, 2008 equal to 13.0% per annum on the then outstanding amount of the purchase price under this agreement which equaled $25.4 million at September 19, 2008. We also make mandatory payments monthly for nine months and thereafter quarterly which are applied to the amount outstanding. We may also be required to pay a performance amount monthly applied to the then outstanding purchase price if losses in the purchased assets exceed agreed-upon limits. This agreement provides that we will repurchase these RMBS on August 31, 2010, or an earlier date selected by us, for the sum of the then outstanding purchase price, a minimum financing cost of $3.1 million (less any interest previously paid) and the amount of any accrued and unpaid interest. The second master repurchase agreement provided for the lender to purchase commercial real estate CDO securities from us for a purchase price of $3.0 million. We pay interest monthly beginning September 30, 2008 equal to 13.0% per annum on the then outstanding amount. We must pay mandatory payments monthly applied to the purchase price. This agreement provides that we will repurchase the commercial real estate CDO securities on May 29, 2009, or an earlier date selected by us, for the sum of the then outstanding purchase price and the amount of any accrued and unpaid interest. As of December 31, 2008, we have $19.0 million unpaid principal and $18.3 million carrying amount associated with this indebtedness.

As partial consideration to the lender for entering into these master repurchase agreements, we issued a Series A Warrant Agreement, or the Warrant Agreement, to the lender exercisable to purchase 250,000 common shares of RAIT for an exercise price of $6.00 per common share for an exercise period starting December 19, 2008 and ending September 19, 2011. On December 5, 2008, we entered into an agreement with the lender whereby we paid a settlement amount of $0.1 million to the lender as consideration for the termination of the Warrant Agreement and we have no further obligations thereunder.

Mortgage-Backed Securities Issued

We finance our investments in residential mortgages through the issuance of mortgage-backed securities by non-qualified special purpose securitization entities that are owner trusts. The mortgage-backed securities issued maintain the identical terms of the underlying residential mortgage loans with respect to maturity, duration of the fixed-rate period and floating rate reset provision after the expiration of the fixed-rate period. Principal payments on the mortgage-backed securities issued are match-funded by the receipt of principal payments on the residential mortgage loans. Although residential mortgage loans which have been securitized, are consolidated on our balance sheet, the non-qualified special purpose entities that hold such residential mortgage loans are separate legal entities. Consequently, the assets of these non-qualified special purpose entities collateralize the debt of such entities and are not available to our creditors. As of December 31, 2008 and 2007, $3.6 billion and $4.1 billion, respectively, of principal amount residential mortgages and mortgage-related receivables collateralized our mortgage-backed securities issued.

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

As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record trust preferred obligations at fair value. At adoption, we decreased the carrying amount of the trust preferred obligations by $52.1 million to reflect these liabilities at fair value in our financial statements. The change in fair value of the trust preferred obligations was a decrease of $145.4 million for the year ended December 31, 2008, respectively, and was included in our consolidated statements of operations.

CDO Notes Payable

CDO notes payable represent notes issued by CDO entities which are used to finance the acquisition of TruPS, unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates.

CDO notes payable, at amortized cost. On June 7, 2007, we closed RAIT II, a $832.9 million CDO transaction that provides financing for commercial and mezzanine loans. RAIT II received commitments for $722.7 million of CDO notes payable, all of which were issued at par to investors. As of December 31, 2008, we retained $20.0 million of the notes rated between “A” and “A-” by Standard & Poor’s, $65.9 million of the notes rated between “BBB+” and “BB” by Standard & Poor’s and all $110.2 million of the preference shares. The investments that are owned by RAIT II are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.29% to LIBOR plus 4.00%. All of the notes mature in 2045, although RAIT II may call the notes at par at any time after June 2017. The notes rated between A and A- that we have retained, bear interest at rates ranging from LIBOR plus 1.15% to LIBOR plus 1.40% and the notes rated between BBB+ and BB that we have retained, bear interest at rates ranging from LIBOR plus 2.10% to LIBOR plus 4.00%.

During the year ended December 31, 2008, we repurchased, from the market, a total of $3.0 million in aggregate principal amount of CDO notes payable associated with RAIT CRE CDO I, Ltd. The total purchase price was $0.8 million and we recorded gains on extinguishment of debt of $2.2 million.

CDO notes payable, at fair value. On March 29, 2007, we closed Taberna VIII, a $772.0 million CDO transaction that provides financing for investments consisting of TruPS issued by REITs and real estate operating companies, senior and subordinated notes issued by real estate entities, commercial mortgage-backed securities, other real estate interests, senior loans and CDOs issued by special purpose issuers that own a portfolio of commercial real estate loans. The investments that are owned by Taberna VIII are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. Taberna VIII received commitments for $712.0 million of CDO notes payable, all of which were issued at par to investors. As of December 31, 2008, we have retained $18.0 million of notes rated “AA” by Standard & Poor’s, $55.0 million of the notes rated between “BBB” and “BB” and all $60.0 million of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 4.90%. All of the notes mature in 2037, although Taberna VIII may call the notes at par at any time after May 2017. The notes rated AA that we have retained, bear interest at a rate of LIBOR plus 0.70% and the notes rated between BBB and BB that we have retained, bear interest at rates ranging from LIBOR plus 2.85% to LIBOR plus 4.90%.

On June 28, 2007, we closed Taberna IX, a $757.5 million CDO transaction that provides financing for investments consisting of TruPS issued by REITs and real estate operating companies, senior and subordinated notes issued by real estate entities, commercial mortgage-backed securities, other real estate interests, senior loans and CDOs issued by special purpose issuers that own a portfolio of commercial real estate loans. The investments that are owned by Taberna IX are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. Taberna IX received commitments for $705.0 million of CDO notes payable, all of which were issued at par to investors. As of December 31, 2008, we retained $45.0 million of the notes rated between “AAA” and “A-” by Standard & Poor’s, $89.0 million of the notes rated between “BBB” and “BB” by Standard & Poor’s and all $52.5 million of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 5.50%. All of the notes mature in 2038, although Taberna IX may call the notes at par at any time after May 2017. The notes rated between AAA and A- that we have retained, bear interest at rates ranging from LIBOR plus 0.65% to LIBOR plus 1.90% and the notes rated between BBB and BB that we have retained, bear interest at rates ranging from LIBOR plus 3.25% to LIBOR plus 5.50%.

As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record CDO notes payable at fair value. These CDO notes payable are collateralized by trading securities, security-related receivables and loans. At adoption, we decreased the carrying amount of these CDO notes payable by $1.5 billion to reflect these liabilities at fair value in our financial statements. The change in fair value of these CDO notes payable was a decrease of $1.4 billion for the year ended December 31, 2008 and was included in our consolidated statements of operations.

During the years ended December 31, 2008 and 2007, several of our consolidated CDOs failed overcollateralization, or OC, trigger tests which resulted in a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to sequentially pay down the outstanding principal balance of the most senior note holders. The OC tests failures were due to defaulted collateral assets and credit risk securities. During the years ended December 31, 2008 and 2007, $53.6 million and $19.4 million of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

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

During the year ended December 31, 2008, we repurchased, from the market, a total of $40.8 million in aggregate principal amount of convertible senior notes for a total purchase price of $18.7 million. As a result, we recorded gains on extinguishment of debt of $21.2 million, net of $0.9 million deferred financing costs that were written off associated with the convertible senior notes. As of December 31, 2008, we have $384.2 million unpaid principal balance of convertible senior notes outstanding.

Equity Financing.

Preferred Shares

In 2004, we issued 2,760,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, or Series A Preferred Shares, for net proceeds of $66.6 million. The Series A Preferred Shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series A Preferred Shares have no maturity date and we are not required to redeem the Series A Preferred Shares at any time. We may not redeem the Series A Preferred Shares before March 19, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after March 19, 2009, we may, at our option, redeem the Series A Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

In 2004, we issued 2,258,300 shares of our 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, or Series B Preferred Shares, for net proceeds of $54.4 million. The Series B Preferred Shares accrue cumulative cash dividends at a rate of 8.375% per year of the $25.00 liquidation preference, equivalent to $2.09375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series B Preferred Shares have no maturity date and we are not required to redeem the Series B Preferred Shares at any time. We may not redeem the Series B Preferred Shares before October 5, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after October 5, 2009, we may, at our option, redeem the Series B Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

On July 5, 2007, we issued 1,600,000 shares of our 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, or the Series C Preferred Shares, in a public offering at an offering price of $25.00 per share. After offering costs, including the underwriters’ discount, and expenses of $1.7 million, we received $38.3 million of net proceeds. The Series C Preferred Shares accrue cumulative cash dividends at a rate of 8.875% per year of the $25.00 liquidation preference and are paid on a quarterly basis. The Series C Preferred Shares have no maturity date and we are not required to redeem the Series C Preferred Shares at any time. We may not redeem the Series C Preferred Shares before July 5, 2012, except for the special optional redemption to preserve our tax qualification as a REIT. On or after July 5, 2012, we may, at our option, redeem the Series C Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

On January 29, 2008, our board of trustees declared a first quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on March 31, 2008 to holders of record on March 3, 2008 and totaled $3.4 million.

On April 17, 2008, our board of trustees declared a second quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on June 30, 2008 to holders of record on June 2, 2008 and totaled $3.4 million.

On July 29, 2008, our board of trustees declared a third quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on September 30, 2008 to holders of record on September 2, 2008 and totaled $3.4 million.

On October 22, 2008, our board of trustees declared a fourth quarter 2008 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends totaling $3.4 million were paid on December 31, 2008 to holders of record on December 1, 2008.

On January 27, 2009, our board of trustees declared a first quarter 2009 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on March 31, 2009 to holders of record on March 2, 2009.

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

On August 7, 2008, the Compensation Committee awarded 24,927 phantom units, valued at $0.2 million using our closing stock price of $7.02, to trustees. These awards vested immediately.

On October 10, 2008, our board of trustees declared a distribution of $0.35 per common share totaling $22.7 million that was paid on December 5, 2008 to shareholders of record as of October 31, 2008.

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance 10,000,000 common shares. During the year ended December 31, 2008, we issued a total of 3,666,558 common shares pursuant to the DRSPP at a weighted-average price of $7.75 per share and we received $28.4 million of net proceeds.

Off-Balance Sheet Arrangements and Commitments

We had warehouse arrangements with various investment banks. These warehouse arrangements were free-standing derivatives under SFAS No. 133. As such, our investment, or first-dollar risk of loss, was recorded at fair value each period with the change in fair value recorded in earnings.

During the year ended December 31, 2008, our two warehouse facilities were terminated and $32.1 million was charged to earnings through the change in fair value of free-standing derivatives. The write-off of these warehouse deposits was our only exposure under our warehouse agreements and we have no further obligations thereunder. We are not party to any warehouse facilities as of December 31, 2008.

On June 25, 2007, one of our subsidiaries provided an option to a warehouse provider for us to provide credit default protection on two reference securities. This option was terminated in May 2008 and we have no further obligation thereunder.

Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2008:

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Secured credit facilities and other indebtedness	$202,092	$33,042	$86,399	$—	$82,651
Mortgage-backed securities issued, unpaid principal balance	3,388,199	—	—	—	3,388,199
Trust preferred obligations	359,459	—	—	—	359,459
CDO notes payable	5,057,178	—	—	—	5,057,178
Convertible senior notes	384,168	—	—	384,168	—
Operating lease agreements	9,815	2,072	3,277	2,221	2,245
Funding commitments to borrowers (a)	98,670	31,969	32,624	—	34,077

Total	$9,499,581	$67,083	$122,300	$386,389	$8,923,809

(a)	Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of December 31, 2008.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from changes in the credit risks of our portfolio and changes in interest rates. We are exposed to credit risk and interest rate risk related to our investments in residential mortgages and commercial and mezzanine loans, debt instruments and TruPS.

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

Our senior management regularly evaluates and approves credit standards and oversees the credit risk management function related to our portfolio of investments. Our senior management’s responsibilities include ensuring the adequacy of our credit risk management infrastructure, overseeing credit risk management strategies and methodologies, monitoring conditions in real estate and other markets having an impact on our lending activities and evaluating and monitoring overall credit risk.

Concentrations of Credit Risk

In our normal course of business, we engage in lending activities with borrowers primarily throughout the United States and Europe. As of December 31, 2008, no single borrower or collateral issuer represented greater than 10% of our entire portfolio. The largest concentration by property type in our commercial and mezzanine portfolio was multi-family property, which made up approximately 46.2% of our commercial and mezzanine loan portfolio. The largest concentration by borrower type in our TruPS and subordinated debt portfolio was to issuers in the commercial mortgage industry, which made up approximately 31.0% of our TruPS and subordinated debt portfolio. The largest geographic concentration in our residential mortgage loan portfolio was to borrowers in the State of California, which made up 45.3% of the residential mortgage loan portfolio. For further information on each of our portfolios, please refer to the portfolio summaries in Item 1—”Business”.

Credit Summary

The table below summarizes the carrying value of our investments, non-accrual status investments and our allowance for losses at December 31, 2008 (dollars in thousands):

	Carrying Value of Investments (1)	Number of Non-Accrual Status Investments	Carrying Value of Non-Accrual Status Investments		Percentage of Asset Class(es)	Allowance for Losses
Commercial mortgages, mezzanine loans, other loans and investments in real estate interests	$2,415,972	18	$186,040		7.7%	$117,737	(2)
Residential mortgages and mortgage-related receivables	3,598,925	586	231,044	(3)	6.4%	54,236	(3)
Investments in securities and security-related receivables (4)	1,920,883	13	16,897		0.9%	N/A	(5)

Total	$7,935,780	616	$427,981		5.4%	$171,973

(1)	Carrying value represents the value at which the respective asset class is recorded on our balance sheet in accordance with GAAP.
(2)	Pertains to 25 loans with a $205.1 million aggregate unpaid principal balance.
(3)	Includes loans delinquent over 60 days, in foreclosure, bankrupt or real estate owned as of December 31, 2008.
(4)	Investments in securities and security-related receivables are recorded at fair value in our consolidated balance sheet in accordance with GAAP. The unpaid principal value of these investments as of December 31, 2008 is $4.1 billion. The unpaid principal balance of the non-accrual investments in this category is $457.6 million, or 11.2% of the total unpaid principal balance.
(5)	An allowance for loan losses is not applicable for investments in securities and security-related receivables, including our investments in European, U.S. TruPS or other securities, as these items are carried at fair value in our consolidated financial statements. The estimated fair value adjustment for our U.S. TruPS portfolio is recorded as a component of GAAP net income. The estimated fair value adjustments for our investments in European securitizations and other securities are recorded as a component of accumulated other comprehensive income within shareholders’ equity. A charge to GAAP net income is recorded only if an other-than-temporary impairment is identified within our European portfolio or other investments. While we believe the estimated fair values of these asset classes are affected by any related credit quality issues, under GAAP, no separate allowance for loan losses is established.

Interest Rate Risk Management

Interest rates may be affected by economic, geo-political, monetary and fiscal policy, market supply and demand and other factors generally outside our control, and such factors may be highly volatile. Our interest rate risk sensitive assets and liabilities and financial derivatives will be typically held for long-term investment and not held for sale purposes. Historically, we have used securitizations, primarily CDOs, to finance our investments is to limit interest rate risk by matching the terms of our investment assets with the terms of our liabilities and, to the extent necessary, through the use of hedging instruments. We intend to reduce interest rate and funding risk, allowing us to focus on managing credit risk through our underwriting process and continual credit analysis.

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

As of December 31, 2008, we entered into various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable. These cash flow hedges have an aggregate notional value of $3.8 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable into fixed-rate payments for five- and ten-year periods. As of December 31, 2008, the interest rate swaps had an aggregate liability fair value of $613.0 million. Changes in the fair value of the ineffective portions of interest rate swaps and interest rate swaps that were not designated as hedges under SFAS No. 133 are recorded in earnings.

The following table summarizes the net investment income for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

	Assets (Liabilities) Subject to Interest Rate Sensitivity (Par Amount)	100 Basis Point Increase	100 Basis Point Decrease
Investment income from variable-rate investments	$2,083,100	$14,416	$(14,132)
Investment expense from variable-rate indebtedness	(1,343,935)	(13,439)	13,439

Net investment income from variable-rate instruments	$739,165	$977	$(693)

Fair value of fixed-rate investments	$7,783,546	$(135,426)	$138,211
Fair value of fixed-rate indebtedness	(8,329,638)	338,020	(351,386)

Net fair value of fixed-rate instruments	$(546,092)	$202,594	$(213,175)

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

RAIT FINANCIAL TRUST

Report of Independent Registered Public Accounting Firm

Board of Trustees

RAIT Financial Trust

We have audited the accompanying consolidated balance sheets of RAIT Financial Trust (a Maryland real estate investment trust) and subsidiaries (collectively RAIT Financial Trust or the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAIT Financial Trust and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted FASB No. 157, Fair Value Measurements, and No. 159, the Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, on January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RAIT Financial Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

February 27, 2009

Report of Independent Registered Public Accounting Firm

Board of Trustees

RAIT Financial Trust

We have audited RAIT Financial Trust (a Maryland real estate investment trust) and subsidiaries’ (collectively RAIT Financial Trust or the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RAIT Financial Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, RAIT Financial Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the COSO. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RAIT Financial Trust and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

February 27, 2009

RAIT Financial Trust

Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

	As of December 31
	2008	2007
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$2,041,112	$2,339,356
Residential mortgages and mortgage-related receivables	3,598,925	4,065,083
Allowance for losses	(171,973)	(26,389)

Total investments in mortgages and loans	5,468,064	6,378,050
Investments in securities and security-related receivables ($1,920,883 and $2,776,833, respectively, at fair value)	1,920,883	3,827,800
Investments in real estate interests	367,739	134,835
Cash and cash equivalents	27,463	127,987
Restricted cash	197,366	298,433
Accrued interest receivable	99,609	110,287
Other assets	29,464	70,725
Deferred financing costs, net of accumulated amortization of $5,781 and $3,800, respectively	30,875	53,340
Intangible assets, net of accumulated amortization of $81,522 and $64,444, respectively	9,987	56,123

Total assets	$8,151,450	$11,057,580

Liabilities and Shareholders’ equity
Indebtedness:
Repurchase agreements	$—	$138,788
Secured credit facilities and other indebtedness	178,625	146,916
Mortgage-backed securities issued	3,364,151	3,801,959
Trust preferred obligations ($162,050 at fair value as of December 31, 2008)	162,050	450,625
CDO notes payable ($577,750 at fair value as of December 31, 2008)	2,029,500	5,093,833
Convertible senior notes	384,168	425,000

Total indebtedness	6,118,494	10,057,121
Accrued interest payable	80,099	65,947
Accounts payable and accrued expenses	20,488	19,197
Derivative liabilities	613,852	201,581
Deferred taxes, borrowers’ escrows and other liabilities	50,565	104,821
Distributions payable	—	28,068

Total liabilities	6,883,498	10,476,735
Minority interest	190,257	1,602

Shareholders’ equity
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	16
Common shares, $0.01 par value per share, 200,000,000 shares authorized, 64,842,571 and 61,018,231 issued and outstanding, including 76,690 and 225,440 unvested restricted share awards, respectively	648	607
Additional paid in capital	1,611,857	1,575,979
Accumulated other comprehensive income (loss)	(231,425)	(440,039)
Retained earnings (deficit)	(303,452)	(557,371)

Total shareholders’ equity	1,077,695	579,243

Total liabilities and shareholders’ equity	$8,151,450	$11,057,580

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31
	2008	2007	2006
Revenue:
Investment interest income	$691,287	$893,212	$138,639
Investment interest expense	(484,922)	(698,347)	(61,833)

Net interest margin	206,365	194,865	76,806
Rental income	21,408	12,044	12,639
Fee and other income	21,357	25,725	14,387

Total revenue	249,130	232,634	103,832

Expenses:
Compensation expense	29,804	34,739	12,736
Real estate operating expense	19,578	11,691	9,198
General and administrative expense	21,930	26,099	5,675
Stock forfeitures	—	9,708	—
Provision for losses	162,783	21,721	2,499
Depreciation expense	7,501	6,089	1,437
Amortization of intangible assets	17,077	61,269	3,175

Total expenses	258,673	171,316	34,720

Income (loss) before other income (expense), taxes and discontinued operations	(9,543)	61,318	69,112
Interest and other income	1,379	13,811	1,961
Gains (losses) on sale of assets	806	(109,889)	(6)
Gains on extinguishment of debt	42,572	—	—
Gains on deconsolidation of VIEs	—	117,158	—
Change in fair value of free-standing derivatives	(37,203)	(4,987)	788
Change in fair value of financial instruments	(552,437)	—	—
Unrealized gains (losses) on interest rate hedges	(407)	(7,789)	1,925
Equity in income (loss) of equity method investments	927	(56)	(259)
Asset impairments	(67,052)	(517,452)	—
(Income) loss allocated to minority interest	189,580	69,707	(2,668)

Income (loss) before taxes and discontinued operations	(431,378)	(378,179)	70,853
Income tax benefit	2,137	10,784	1,183

Income (loss) from continuing operations	(429,241)	(367,395)	72,036
Income (loss) from discontinued operations	—	(132)	5,882

Net income (loss)	(429,241)	(367,527)	77,918
Income allocated to preferred shares	(13,641)	(11,817)	(10,079)

Net income (loss) available to common shares	$(442,882)	$(379,344)	$67,839

Earnings (loss) per share—Basic:
Continuing operations	$(7.03)	$(6.26)	$2.12
Discontinued operations	—	—	0.20

Total earnings (loss) per share—Basic	$(7.03)	$(6.26)	$2.32

Weighted-average shares outstanding—Basic	63,024,154	60,633,833	29,294,642

Earnings (loss) per share—Diluted:
Continuing operations	$(7.03)	$(6.26)	$2.10
Discontinued operations	—	—	0.20

Total earnings (loss) per share—Diluted	$(7.03)	$(6.26)	$2.30

Weighted-average shares outstanding—Diluted	63,024,154	60,633,833	29,553,403

Distributions declared per common share	$1.27	$2.56	$2.70

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31
	2008	2007	2006
Net income (loss)	$(429,241)	$(367,527)	$77,918
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(88,876)	(201,029)	32,249
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income	407	7,789	(1,925)
Realized (gains) losses on interest rate hedges reclassified to earnings	9,849	(4,004)	(1,327)
Change in fair value of available-for-sale securities	(42,460)	(698,793)	(34,710)
Realized (gains) losses on available-for-sale securities reclassified to earnings, including asset impairments	20,961	348,005	—
Realized gains from deconsolidation of VIEs	—	80,722	—

Total other comprehensive income (loss) before minority interest allocation	(100,119)	(467,310)	(5,713)
Allocation to minority interest	(1,787)	30,356	2,628

Total other comprehensive income (loss)	(101,906)	(436,954)	(3,085)

Comprehensive income (loss)	$(531,147)	$(804,481)	$74,833

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, January 1, 2006	2,760,000	$28	2,258,300	$23	—	$—	27,899,065	$279	$602,655	$—	$6,250	$609,235
Net income	—	—	—	—	—	—	—	—	—	—	77,918	77,918
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(10,079)	(10,079)
Common dividends declared	—	—	—	—	—	—	14,449	—	405	—	(93,835)	(93,430)
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	(3,085)	—	(3,085)
Stock options exercised	—	—	—	—	—	—	246,918	2	3,861	—	—	3,863
Stock compensation expense	—	—	—	—	—	—	69,422	1	874	—	—	875
Common shares issued, net	—	—	—	—	—	—	23,491,042	235	610,872	—	—	611,107

Balance, December 31, 2006	2,760,000	28	2,258,300	23	—	—	51,720,896	517	1,218,667	(3,085)	(19,746)	1,196,404
Net loss	—	—	—	—	—	—	—	—	—	—	(367,527)	(367,527)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(11,817)	(11,817)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(158,281)	(158,281)
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	(436,954)	—	(436,954)
Stock options exercised	—	—	—	—	—	—	7,377	—	59	—	—	59
Stock compensation expense	—	—	—	—	—	—	282,118	2	21,135	—	—	21,137
Preferred shares issued, net	—	—	—	—	1,600,000	16	—	—	38,659	—	—	38,675
Common shares issued, net	—	—	—	—	—	—	11,500,000	115	371,813	—	—	371,928
Repurchase of common shares, net	—	—	—	—	—	—	(2,717,600)	(27)	(74,354)	—	—	(74,381)

Balance, December 31, 2007	2,760,000	$28	2,258,300	$23	1,600,000	$16	60,792,791	$607	$1,575,979	$(440,039)	$(557,371)	$579,243
Adjustment for adoption of SFAS No. 159 on January 1, 2008	—	—	—	—	—	—	—	—	—	310,520	776,874	1,087,394
Net loss	—	—	—	—	—	—	—	—	—	—	(429,241)	(429,241)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(13,641)	(13,641)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(80,073)	(80,073)
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	(101,906)	—	(101,906)
Stock compensation expense	—	—	—	—	—	—	306,532	4	7,515	—	—	7,519
Common shares issued, net	—	—	—	—	—	—	3,666,558	37	28,363	—	—	28,400

Balance, December 31, 2008	2,760,000	$28	2,258,300	$23	1,600,000	$16	64,765,881	$648	$1,611,857	$(231,425)	$(303,452)	$1,077,695

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31
	2008	2007	2006
Operating activities:
Net income (loss)	$(429,241)	$(367,527)	$77,918
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Minority interest	(189,580)	(69,707)	2,668
Provision for losses	162,783	21,721	2,499
Amortization of share-based compensation	7,206	20,402	3,960
Depreciation and amortization	24,578	67,358	5,167
Amortization of deferred financing costs and debt discounts	14,682	31,459	3,549
Accretion of discounts on investments	(6,448)	(8,331)	(2,948)
(Gains) losses on sale of assets	(806)	110,245	(5,111)
Gains on extinguishment of debt	(42,572)	—	—
(Gains) losses on deconsolidation of VIEs	—	(117,158)	—
Change in fair value of financial instruments	552,437	—	—
Unrealized (gains) losses on interest rate hedges	407	7,789	(1,925)
Equity in (income) loss of equity method investments	(927)	56	259
Asset impairments	67,052	517,452	—
Unrealized foreign currency gains on investments	(5)	(191)	—
Changes in assets and liabilities:
Accrued interest receivable	10,199	(15,437)	(25,730)
Other assets	30,091	(208,186)	28,492
Accrued interest payable	14,152	11,495	12,291
Accounts payable and accrued expenses	578	2,377	4,715
Deferred taxes, borrowers’ escrows and other liabilities	(72,588)	179,226	(31,163)

Cash flow from operating activities	141,998	183,043	74,641
Investing activities:
Purchase and origination of securities for investment	(60,375)	(2,017,760)	(122,593)
Proceeds from sale of other securities	—	914,708	—
Purchase and origination of loans for investment	(148,762)	(1,285,824)	(950,902)
Principal repayments on loans	656,916	967,546	536,896
Cash obtained from Taberna upon acquisition	—	—	31,675
Investment in real estate interests	4,959	(157,840)	(41,660)
Proceeds from dispositions of real estate interests	28,028	12,372	48,176
(Increase) decrease in restricted cash	61,759	29,504	(7,107)
(Increase) decrease in warehouse deposits	—	13,042	(5,835)

Cash flow from investing activities	542,525	(1,524,252)	(511,350)
Financing activities:
Proceeds from repurchase agreements, secured credit facilities and other indebtedness	68,251	1,215,728	122,536
Repayments on repurchase agreements, secured credit facilities and other indebtedness	(184,098)	(2,185,542)	(314,256)
Proceeds from issuance of residential mortgage-backed securities	—	616,542	—
Repayments on residential mortgage-backed securities	(448,154)	(525,187)	(43,874)
Proceeds from issuance of CDO notes payable	80,007	1,878,034	773,205
Repayments on CDO notes payable	(188,151)	(120,323)	—
Proceeds from issuance of convertible senior notes	—	425,000	—
Repayments on convertible senior notes	(18,664)	—	—
Acquisition of minority interest in CDOs	(70)	(19,963)	—
Distributions to minority interest holders in CDOs	(138)	(13,083)	—
Payments for deferred costs	(989)	(54,514)	(12,990)
Proceeds from cash flow hedges	—	2,280	—
Preferred share issuance, net of costs incurred	—	38,675	76
Common share issuance, net of costs incurred	28,741	367,511	4,350
Repurchase of common shares	—	(74,381)	—
Distributions paid to preferred shares	(13,641)	(11,817)	(10,079)
Distributions paid to common shares	(108,141)	(169,131)	(54,312)

Cash flow from financing activities	(785,047)	1,369,829	464,656

Net change in cash and cash equivalents	(100,524)	28,620	27,947
Cash and cash equivalents at the beginning of the period	127,987	99,367	71,420

Cash and cash equivalents at the end of the period	$27,463	$127,987	$99,367

Supplemental cash flow information:
Cash paid for interest	$409,400	$637,615	$47,932
Cash paid for taxes	2,721	12,428	780
Non-cash increase (decrease) in TruPS obligations	(91,166)	(92,044)	100,000
Non-cash decrease in convertible senior notes from extinguishment of debt	(22,168)	—	—
Non-cash decrease in other indebtedness from extinguishment of debt	(19,750)	—	—
Non-cash increase in net assets from deconsolidation of VIEs	—	99,537	—
Non-cash decrease in goodwill	—	(56,753)	—
Distributions payable	—	28,068	39,118
Stock issued to acquire net assets of Taberna Realty Finance Trust	—	—	610,628

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

NOTE 1: THE COMPANY

RAIT Financial Trust manages a portfolio of real-estate related assets, provides a comprehensive set of debt financing options to the real estate industry and invests in real estate-related assets. References to “RAIT”, “we”, “us”, and “our” refer to RAIT Financial Trust and its subsidiaries, unless the context otherwise requires. We conduct our business through our subsidiaries, RAIT Partnership, L.P. and Taberna Realty Finance Trust, as well as through their respective subsidiaries. RAIT is a self-managed and self-advised Maryland real estate investment trust, or REIT. Taberna is also a Maryland REIT.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations, shareholders’ equity and cash flows are included. Certain prior period amounts have been reclassified to conform with the current period presentation.

b. Principles of Consolidation

The consolidated financial statements reflect our accounts and those accounts of our majority-owned and/or controlled subsidiaries and those entities for which we are determined to be the primary beneficiary in accordance with Financial Accounting Standard Board, or FASB, Interpretation No. 46R, “Consolidation of Variable Interest Entities”, or FIN 46R. The portions of these entities that we do not own are presented as minority interest as of the dates and for the periods presented in the consolidated financial statements. We allocate income (loss) to minority interest based on their respective ownership of our underlying subsidiaries. Losses are allocated to minority interest to the extent their capital accounts can absorb their allocated losses, any excess losses over their capital accounts are allocated to us. All intercompany accounts and transactions have been eliminated in consolidation.

When we obtain an explicit or implicit interest in an entity, we evaluate the entity to determine if the entity is a variable interest entity, or VIE, and, if so, whether or not we are deemed to be the primary beneficiary of the VIE, in accordance with FIN 46R. Generally, we consolidate VIEs that we are deemed to be the primary beneficiary of or non-VIEs which we control. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE. When determining

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

the primary beneficiary of a VIE, we consider our aggregate explicit and implicit variable interests as a single variable interest. If our single variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, we are considered the primary beneficiary of the VIE. In the case of non-VIEs or VIEs where we are not deemed to be the primary beneficiary and we do not control the entity, but we have the ability to exercise significant influence over the entity, we account for our investment under the equity method. We reconsider our determination of whether an entity is a VIE and whether we are the primary beneficiary of such VIE if certain events occur.

We have determined that certain special purpose trusts formed by issuers of trust preferred securities, or TruPS, to issue such securities are VIEs, or Trust VIEs, and that the holder of the majority of the TruPS issued by the Trust VIEs would be the primary beneficiary. In most instances, we are the primary beneficiary of the Trust VIEs because it holds, either explicitly or implicitly, the majority of the TruPS issued by the Trust VIEs. Certain TruPS issued by Trust VIEs are initially financed directly by CDOs or through our warehouse facilities. Under the warehouse agreements, we deposit cash collateral with an bank and bear the first dollar risk of loss, up to our collateral deposit, if an investment held under the warehouse facility is liquidated at a loss. This arrangement causes us to hold an implicit interest in the Trust VIEs that issued TruPS held by warehouse providers. The primary assets of the Trust VIEs are subordinated debentures issued by the sponsors of the Trust VIEs in exchange for the TruPS proceeds. These subordinated debentures have terms that mirror the TruPS issued by the Trust VIEs. Upon consolidation of the Trust VIEs, these subordinated debentures, which are assets of the Trust VIEs, are included in our financial statements and the related TruPS are eliminated. Pursuant to Emerging Issues Task Force Issue No. 85-1: “Classifying Notes Received for Capital Stock,” subordinated debentures issued to Trust VIEs as payment for common equity securities issued by Trust VIEs are recorded net of the common equity securities issued.

We consolidate various CDO entities and residential mortgage securitizations that are VIE entities when we are determined to be the primary beneficiary. The following CDO entities are consolidated as of December 31, 2008: Taberna Preferred Funding III, Ltd., or Taberna III, Taberna Preferred Funding IV, Ltd., or Taberna IV, Taberna Preferred Funding VI, Ltd., or Taberna VI, Taberna Preferred Funding VII, Ltd., or Taberna VII, Taberna Preferred Funding VIII, Ltd., or Taberna VIII, Taberna Preferred Funding IX, Ltd., or Taberna IX, RAIT CRE CDO I, Ltd., or RAIT I, and RAIT Preferred Funding II, Ltd., or RAIT II. The following residential mortgage securitizations are consolidated as of December 31, 2008: Bear Stearns ARM Trust 2005-7, Bear Stearns ARM Trust 2005-9, Citigroup Mortgage Loan Trust 2005-1, CWABS Trust 2005 HYB9, Merrill Lynch Mortgage Investors Trust, Series 2005-A9 and Merrill Lynch Mortgage Backed Securities Trust, Series 2007-2. We have determined that we are the primary beneficiary of these entities.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

e. Restricted Cash

Restricted cash consists primarily of proceeds from the issuance of CDO notes payable by CDO securitization entities that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date. As of December 31, 2008 and 2007, we had $126,638 and $186,876, respectively, held by CDO securitization entities. As of December 31, 2007, we also had $1,521 of restricted cash held by investment banks as collateral for derivative contracts.

Restricted cash also includes tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. As of December 31, 2008 and 2007, we had $70,728 and $110,036, respectively, of tenant escrows and borrowers’ funds.

f. Investments

We invest in commercial mortgages, mezzanine loans, residential mortgages and mortgage-related receivables, debt securities and other types of real estate-related assets. We account for our investments in securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted, or SFAS No. 115, and designate each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). See “l. Fair Value of Financial Instruments.” Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

On January 1, 2008, we adopted Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. See “p. Recent Accounting Pronouncements.” In applying SFAS No. 159, we classified certain of our available-for-sale securities as trading securities on January 1, 2008. Trading securities are carried at their estimated fair value, with changes in fair value reported in earnings.

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

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

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

g. Allowance for Losses

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

h. Transfers of Financial Assets

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

i. Revenue Recognition

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

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

2)	Structuring fees—We receive structuring fees for services rendered in connection with the formation of CDO securitization entities. The structuring fee is a contractual fee paid when the related services are completed. The structuring fee is a negotiated fee with the investment bank acting as placement agent for the CDO securities and is capitalized by the securitization entity as a deferred financing cost. We may decide to invest in the debt or equity securities issued by securitization entities. We evaluate our investment in these entities under FIN 46R to determine whether the entity is a VIE, and, if so, whether or not we are the primary beneficiary. If we are determined to be the primary beneficiary, we will consolidate the accounts of the securitization entity and, upon consolidation, we eliminate intercompany transactions, specifically the structuring fees and deferred financing costs paid. During the year ended December 31, 2007, structuring fees totaling $11,413 were eliminated upon consolidation of securitization entities.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by providing (a) ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, and (c) providing financial consulting to our borrowers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. Asset management fees are an administrative cost of a securitization entity and are paid by the administrative trustee on behalf of its investors. These asset management fees are recognized when earned and are paid quarterly. Asset management fees from consolidated CDOs are eliminated in consolidation. During the years ended December 31, 2008, 2007 and 2006, we earned $23,228, $26,036 and $1,143, respectively, of asset management fees, of which we eliminated $12,158, $19,069 and $987, respectively, upon consolidation of CDOs of which we are the primary beneficiary.

j. Off-Balance Sheet Arrangements

We had maintained warehouse financing arrangements with various investment banks and engage in CDO securitizations. Prior to the completion of a CDO securitization, our warehouse providers acquire investments in accordance with the terms of the warehouse facilities. We are paid the difference between the interest earned on the investments and the interest charged by the warehouse providers from the dates on which the respective investments were acquired. We bear the first dollar risk of loss, up to our warehouse deposit amount, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, the warehouse provider is required to liquidate the securities at a loss. These off-balance sheet arrangements are not consolidated because our risk of loss is generally limited to the

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

cash collateral held by the warehouse providers and our warehouse facilities are not special purpose vehicles. However, since we hold an implicit variable interest in many entities funded under our warehouse facilities, we often consolidate the Trust VIEs while the trust preferred securities, or TruPS, they issue are held on the warehouse lines. These warehouse facilities are considered free-standing derivatives and are recorded at fair value in our financial statements. Changes in fair value are reflected in earnings in the respective period.

k. Derivative Instruments

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

l. Fair Value of Financial Instruments

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

Fair value assets and liabilities that are generally included in this category are unsecured REIT note receivables, commercial mortgage-backed securities, or CMBS, receivables and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

•

Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset. Generally, assets and liabilities carried at fair value and included in this category are TruPS and subordinated debentures, trust preferred obligations and CDO notes payable where observable market inputs do not exist.

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that management believes market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that management believes are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be transferred from Level 1 to Level 2 or Level 2 to Level 3.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

available. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions.

m. Income Taxes

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

We maintain various taxable REIT subsidiaries, or TRSs, which may be subject to U.S. federal, state and local income taxes and foreign taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by us with respect to our interest in domestic TRSs. Deferred income tax assets and liabilities are computed based on temporary differences between our GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. We evaluate the realizability of our deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast our business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in income tax expense on the consolidated statements of operations.

From time to time, our TRSs generate taxable income from intercompany transactions. The TRS entities generate taxable revenue from fees for services provided to CDO entities. Some of these fees paid to the TRS entities are capitalized as deferred financing costs by the CDO entities. Certain CDO entities may be consolidated in our financial statements pursuant to FIN 46R. In consolidation, these fees are eliminated when the CDO entity is included in the consolidated group. Nonetheless, all income taxes are accrued by the TRSs in the year in which the taxable revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

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

n. Share-Based Compensation

We account for our share-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, or SFAS No. 123R. We measure the cost of employee and trustee

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

services received in exchange for an award of equity instruments based on the grant-date fair value of the award and record compensation expense over the related vesting period.

o. Deferred Financing Costs, Intangible Assets and Goodwill

Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS No. 144. Due to market and economic conditions during 2008 and 2007, management evaluated the carrying value of our intangible assets. Based upon that evaluation, management concluded certain intangible assets were impaired and recorded asset impairment expense of $29,059 and $13,180 during the years ended December 31, 2008 and 2007, respectively. This charge was included in asset impairment expense in the accompanying consolidated statements of operations. We expect to record amortization expense of intangible assets of $1,257 each fiscal year for the period from 2009 through 2013 and $3,702 thereafter.

Goodwill on our consolidated balance sheet represented the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under SFAS No. 141, “Business Combinations”. Pursuant to SFAS No. 142, goodwill is not amortized to expense but rather is analyzed for impairment. We evaluate goodwill for impairment on an annual basis and as events and circumstances change, in accordance with SFAS 142. As of December 31, 2007, management concluded goodwill was impaired and charged all of the goodwill balance to asset impairment expense.

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

p. Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, which provides entities with an irrevocable option to report certain financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. As of January 1, 2008, we adopted

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

SFAS No. 159 and we recorded, at fair value, certain of our investments in securities, CDO notes payable and trust preferred obligations used to finance those investments and any related interest rate derivatives. Subsequent to January 1, 2008, all changes in the fair value of such investments in securities, CDO notes payable, trust preferred obligations and related interest rate derivatives are recorded in earnings. Upon adoption of SFAS No. 159 on January 1, 2008, we recognized an increase in shareholders’ equity of $1,087,394.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The statement is effective for fiscal years beginning after December 15, 2008. The anticipated adoption of SFAS No.160 is not expected to have a material effect on our consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

In February 2008, the FASB issued FASB Staff Position, or FSP, No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, or FSP No. 140-3. FSP No. 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. FSP No. 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. The statement is effective for fiscal years beginning after November 15, 2008. The anticipated adoption of FSP No. 140-3 is not expected to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133”, or SFAS No. 161. SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement is effective for fiscal years beginning after November 15, 2008. The anticipated adoption of SFAS No. 161 is not expected to have a material effect on our consolidated financial statements.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, or FSP FAS 157-3. FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 is effective October 10, 2008, and for prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 has been reflected in our determination of fair value in our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, which amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or SFAS No. 140, to require additional disclosures about transfers of financial assets and FIN 46, “Consolidation of Variable Interest Entities”, or FIN 46, to require additional disclosures about variable interest entities for both public enterprises and sponsors that have a variable interest in a variable interest entity. The disclosures required are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying special purpose entities. The provisions of this FASB staff position are effective for reporting periods ending after November 15, 2008. The adoption of this FASB staff position did not have a material impact on our consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

In January 2009, the FASB issued FSP EITF 99-20-1, which amends FASB Emerging Issues Task Force, or EITF, No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor or in Securitized Financial Assets”, or EITF 99-20, to align the impairment guidance in EITF 99-20 with the impairment guidance and related implementation guidance in SFAS No. 115. The provisions of this FASB staff position are effective for reporting periods ending after December 15, 2008. The adoption of this FASB staff position did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141, “Business Combinations”, or SFAS No. 141. Among other things, SFAS No. 141R broadens the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The provisions of SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are to be applied prospectively only. Early adoption is not permitted. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

NOTE 3: INVESTMENTS IN LOANS

Our investments in mortgages and loans are accounted for at amortized cost.

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2008:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon	Range of Maturity Dates
Commercial mortgages	$1,246,446	$—	$1,246,446	95	7.7%	Mar. 2009 to Dec. 2013
Mezzanine loans	455,222	(2,850)	452,372	136	10.1%	Mar. 2009 to Aug. 2021
Other loans	178,696	(2,669)	176,027	12	5.9%	Apr. 2010 to Oct. 2016
Preferred equity interests	173,388	—	173,388	37	11.9%	Mar. 2009 to Sept. 2021

Total	2,053,752	(5,519)	2,048,233	280	8.5%

Deferred fees	(7,121)	—	(7,121)

Total	$2,046,631	$(5,519)	$2,041,112

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2007:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon	Range of Maturity Dates
Commercial mortgages	$1,477,153	$—	$1,477,153	126	8.1%	Mar. 2008 to Aug. 2012
Mezzanine loans	547,715	(3,520)	544,195	168	10.6%	Mar. 2008 to Aug. 2021
Other loans	182,637	841	183,478	11	7.3%	Dec. 2008 to Oct. 2016
Preferred equity interests	149,417	—	149,417	31	12.3%	Mar. 2008 to Sept. 2021

Total	2,356,922	(2,679)	2,354,243	336	8.9%

Deferred fees	(14,887)	—	(14,887)

Total	$2,342,035	$(2,679)	$2,339,356

The following table summarizes the delinquency statistics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2008 and 2007:

Delinquency Status	As of December 31, 2008	As of December 31, 2007
30 to 59 days	$610	$41,317
60 to 89 days	8,360	600
90 days or more	95,523	38,816
In foreclosure or bankruptcy proceedings	101,054	—

Total	$205,547	$80,733

As of December 31, 2008 and 2007, approximately $186,040 and $41,858, respectively, of our commercial mortgages and mezzanine loans were on non-accrual status and had a weighted-average interest rate of 12.1% and 12.5%, respectively.

The following table displays the maturities of our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests by year:

2009	$618,842
2010	522,763
2011	279,630
2012	148,200
2013	53,663
Thereafter	430,654

Total	$2,053,752

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

Investments in Residential Mortgages and Mortgage-Related Receivables

The following tables summarize our investments in residential mortgages and mortgage-related receivables as of December 31, 2008:

	Unpaid Principal Balance	Unamortized (Discount)	Carrying Amount	Number of Loans and Mortgage- Related Receivables	Weighted- Average Interest Rate	Weighted- Average Contractual Maturity Date
3/1 Adjustable rate	$90,125	$(636)	$89,489	241	5.6%	August 2035
5/1 Adjustable rate	2,962,164	(9,506)	2,952,658	6,158	5.6%	September 2035
7/1 Adjustable rate	503,535	(2,396)	501,139	1,107	5.7%	July 2035
10/1 Adjustable rate	56,036	(397)	55,639	66	5.7%	June 2035

Total	$3,611,860	$(12,935)	$3,598,925	7,572	5.6%

The following tables summarize our investments in residential mortgages and mortgage-related receivables as of December 31, 2007:

	Unpaid Principal Balance	Unamortized (Discount)	Carrying Amount	Number of Loans and Mortgage- Related Receivables	Weighted- Average Interest Rate	Weighted- Average Contractual Maturity Date
3/1 Adjustable rate	$116,948	$(989)	$115,959	295	5.6%	August 2035
5/1 Adjustable rate	3,351,275	(14,491)	3,336,784	6,918	5.6%	September 2035
7/1 Adjustable rate	551,076	(3,889)	547,187	1,205	5.7%	July 2035
10/1 Adjustable rate	65,729	(576)	65,153	73	5.7%	June 2035

Total	$4,085,028	$(19,945)	$4,065,083	8,491	5.6%

Our residential mortgages and mortgage-related receivables are pledged as collateral with mortgage securitizations. These mortgage securitizations have issued mortgage-backed securities to finance these obligations with a principal balance outstanding of $3,388,199 and $3,836,352 as of December 31, 2008 and 2007, respectively. These securitization transactions occurred after the residential mortgages were acquired in whole-loan portfolio transactions. In each of these residential mortgage securitizations, we retained all of the subordinated and non-rated mortgage-backed securities issued. These securitization entities are non-qualified special purpose entities and are considered VIEs. Because we retained all of the subordinated and non-rated residential mortgage-backed securities, or RMBS, issued, we are the primary beneficiary of these entities and consolidate each of the residential mortgage securitization trusts. As of December 31, 2008 and 2007, the estimated fair value of our residential mortgage loans and mortgage-related receivables was $1,587,731 and $3,927,677, respectively. As of December 31, 2008 and 2007, approximately 45.3% and 44.7%, respectively, of our residential mortgage loans were in the state of California.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

The following table summarizes the delinquency statistics of our residential mortgages and mortgage-related receivables as of December 31, 2008 and 2007:

Delinquency Status	As of December 31, 2008	As of December 31, 2007
30 to 59 days	$68,239	$42,340
60 to 89 days	42,148	17,556
90 days or more	69,363	22,204
In foreclosure, bankrupt or real estate owned	124,517	37,843

Total	$304,267	$119,943

As of December 31, 2008 and 2007, residential mortgages and mortgage-related receivables with an unpaid principal balance of $236,027 and $77,184, respectively, and a carrying amount of $231,044 and $74,840, respectively, were on non-accrual status and had a weighted-average coupon of 6.0% and 6.2%, respectively.

Asset Impairments

For the year ended December 31, 2008, we recorded asset impairments of $8,509 associated with certain investments in commercial and residential loans. In making this determination, management considered the estimated fair value of the investments to our cost basis, the financial condition of the related entity and our intent and ability to hold the investments for a sufficient period of time to recover our investments. For the identified investments, management believes full recovery is not likely and wrote down the investments to their estimated fair value.

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

As of December 31, 2008 and 2007, we maintained an allowance for losses as follows:

	As of December 31, 2008	As of December 31, 2007
Commercial mortgages, mezzanine loans and other real estate related assets	$117,737	$14,575
Residential mortgages and mortgage-related receivables	54,236	11,814

Total allowance for losses	$171,973	$26,389

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

The following table provides a roll-forward of our allowance for losses for the years ended December 31, 2008 and 2007:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Balance, beginning of period	$26,389	$5,345
Additions	162,783	21,721
Deductions for charge-offs	(17,199)	(677)

Balance, end of period	$171,973	$26,389

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of December 31, 2008:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon	Weighted Average Years to Maturity
Trading securities (1)
TruPS and subordinated debentures	$3,026,321	$(1,553,710)	$1,472,611	6.6%	25.9
Other securities	10,000	(9,300)	700	8.0%	43.9

Total trading securities	3,036,321	(1,563,010)	1,473,311	6.6%	25.9
Available-for-sale securities	48,285	(32,488)	15,797	8.4%	33.0

Security-related receivables (2)
TruPS and subordinated debenture receivables	369,734	(197,679)	172,055	7.6%	21.4
Unsecured REIT note receivables	372,688	(154,804)	217,884	6.0%	7.9
CMBS receivables (3)	224,434	(184,447)	39,987	5.9%	34.8
Other securities	43,493	(41,644)	1,849	5.4%	41.2

Total security-related receivables	1,010,349	(578,574)	431,775	6.6%	15.9

Total investments in securities	$4,094,955	$(2,174,072)	$1,920,883	6.6%	23.7

(1)	On January 1, 2008, we adopted SFAS No. 159 and transferred certain of our investments in securities from available-for-sale to trading in accordance with SFAS No. 115 and SFAS No. 159. Subsequent to January 1, 2008, all changes in fair value associated with our trading securities are recorded in earnings as part of our change in fair value of financial instruments. See note 8.
(2)	Our investments in security-related receivables represent securities owned by CDO entities that we account for as financings under SFAS No. 140. We elected to record security-related receivables at fair value in accordance with SFAS No. 159 on January 1, 2008. All changes in fair value of our security related receivables were recorded in earnings as part of the change in fair value of financial instruments. See notes 2 and 8.
(3)	CMBS receivables include securities with a fair value totaling $22,464 that are rated “BBB+” and “BB-” by Standard & Poor’s and securities with a fair value totaling $17,523 that are rated between “AAA” and “A-” by Standard & Poor’s.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

A substantial portion of our gross unrealized losses are greater than 12 months.

The following table summarizes our investments in available-for-sale securities as of December 31, 2007:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon	Weighted Average Years to Maturity
TruPS and subordinated debentures	$3,024,120	$4,419	$(313,384)	$2,715,155	7.7%	27.0
Other securities	76,089	4,671	(19,082)	61,678	11.2%	32.5

Total available-for-sale securities	$3,100,209	$9,090	$(332,466)	$2,776,833	7.8%	27.1

The following table summarizes our investments in security-related receivables, as of December 31, 2007:

Investment Description	Amortized Cost	Weighted Average Coupon	Weighted Average Years to Maturity	Estimated Fair Value
TruPS and subordinated debenture receivables	$425,643	7.8%	22.3	$405,117
Unsecured REIT note receivables	367,889	6.0%	8.9	347,317
CMBS receivables (1)	213,921	5.9%	35.7	173,441
Other securities	43,514	6.9%	42.2	27,382

Total	$1,050,967	6.7%	21.2	$953,257

(1)	CMBS receivables include securities with a fair value totaling $126,616 that are rated between “BBB+” and “BBB-” by Standard & Poor’s and securities with a fair value totaling $46,825 that are rated between “AAA” and “A-” by Standard & Poor’s.

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

As of December 31, 2008 and 2007, $413,625 and $156,875, respectively, in principal amount of TruPS, subordinated debentures and subordinated debenture receivables were on non-accrual status and had a weighted-average coupon of 7.0% and 8.2%, respectively, and a fair value of $16,589 and $37,804, respectively. As of December 31, 2008 and 2007, $43,982 and $12,000, respectively, in principal amount available-for-sale securities were on non-accrual status and had a weighted-average coupon of 7.0% and 9.4%, respectively, and a fair value of $308 and $320, respectively.

Some of our investments in securities collateralize debt issued through CDO entities. Our TruPS CDO entities are static pools and prohibit, in most cases, the sale of such securities until the mandatory auction call period, typically 10 years from the CDO entity’s inception. At or subsequent to the mandatory auction call date, the remaining securities will be offered for sale and the proceeds will be used to repay outstanding indebtedness and liquidate the CDO entity. The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of December 31, 2008 and 2007, investment in securities of $3,204,360 and $3,176,067, respectively, principal amount of TruPS and subordinated debentures and $605,445 and $588,432, respectively, principal amount of unsecured REIT note receivables and CMBS receivables collateralized our consolidated CDO notes payable of such entities. Some of these investments were eliminated upon the

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

consolidation of various VIEs that we consolidate and the corresponding subordinated debentures of the VIEs are included as assets in our consolidated balance sheets.

Management evaluates investments in securities for impairment as events and circumstances warrant and concluded that certain of these securities were other than temporarily impaired as management does not expect full recovery of our investment. Asset impairment expense of $28,234 was recorded for the year ended December 31, 2008 related to available-for-sale securities and was included in asset impairments in our consolidated statements of operations. This impairment reduced the amortized cost basis of these available-for-sale securities. Asset impairment expense of $428,653 was recorded for the year ended December 31, 2007 related to investments in securities and was included in asset impairment expense in our consolidated statements of operations. This impairment reduced the amortized cost basis of these available-for-sale securities and security-related receivables by $354,347 and $74,306, respectively.

NOTE 5: INVESTMENTS IN REAL ESTATE INTERESTS

We maintain investments in consolidated real estate interests. Consolidated real estate interests are generally instances where we own a majority of the underlying equity interests, or we are considered to be the primary beneficiary under FIN 46R of such entity, in a real estate property, multi-family, office, or other property. In these instances, we record the gross assets and liabilities of the underlying real estate in our financial statements. As of December 31, 2008, we maintained investments in 15 consolidated real estate properties and two parcels of land. As of December 31, 2007, we maintained investments in six consolidated real estate properties and two parcels of land.

The table below summarizes the book value amounts included in our financial statements for our investments in real estate interests:

	As of December 31, 2008	As of December 31, 2007
Multi-family real estate properties	$243,198	$17,609
Office real estate properties	131,285	118,982
Parcels of land	614	614

Subtotal	375,097	137,205
Plus: Escrows and reserves	4,404	3,358
Less: Accumulated depreciation and amortization	(11,762)	(5,728)

Investments in real estate interests	$367,739	$134,835

During the year ended December 31, 2008, we entered into two joint ventures with unaffiliated real estate management companies for the purpose of acquiring and redeveloping certain multi-family real estate properties located primarily in southern U.S. submarkets. During July 2008, and in return for 80% of the Class A interests and 100% of the Class B interests in the first joint venture, we converted certain secured loans into preferred equity interests and contributed our interest in a multi-family real estate property, which has a carrying value of $28,872 as of December 31, 2008. During October 2008, and in return for a 95% interest in the second joint venture, we converted certain secured loans into preferred equity interests and contributed our interest in eight multi-family real estate properties, which has a carrying value of $196,983 as of December 31, 2008.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness as of December 31, 2008:

Description	Unpaid Principal Balance	Carrying Amount	Interest Rate Terms	Weighted- Average Interest Rate	Contractual Maturity
Secured credit facilities and other indebtedness	$202,092	$178,625	2.4% to 13.0%	5.7%	2009 to 2037
Mortgage-backed securities issued (1)(2)(3)	3,388,199	3,364,151	4.5% to 5.8%	5.1%	2035
Trust preferred obligations (4)	359,459	162,050	2.9% to 10.1%	5.9%	2035
CDO notes payable—amortized cost (1)(5)	1,451,750	1,451,750	0.8% to 3.5%	1.0%	2036 to 2045
CDO notes payable—fair value (1)(4)(6)	3,605,428	577,750	2.9% to 10.0%	3.6%	2035 to 2038
Convertible senior notes (7)	384,168	384,168	6.9%	6.9%	2027

Total indebtedness	$9,391,096	$6,118,494		4.0%

(1)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(2)	Collateralized by $3,611,860 principal amount of residential mortgages and mortgage-related receivables. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(3)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.
(4)	Relates to liabilities for which we elected to record at fair value under SFAS No. 159. See note 8.
(5)	Collateralized by $1,733,822 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $4,158,407 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2008 was $2,037,374. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Our convertible senior notes are redeemable, at the option of the holder, in April 2012.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

The following table summarizes our indebtedness as of December 31, 2007:

Description	Carrying Amount	Interest Rate Terms	Weighted- Average Interest Rate	Contractual Maturity
Repurchase agreements	$138,788	5.0% to 5.8%	5.6%	Mar. 2008
Secured credit facilities and other indebtedness	146,916	5.4% to 8.1%	7.3%	Mar. 2008 to 2037
Mortgage-backed securities issued (1)(2)(3)	3,801,959	4.6% to 5.8%	5.1%	2035
Trust preferred obligations	450,625	5.6% to 10.1%	7.4%	2035
CDO notes payable (1)(4)	5,093,833	4.7% to 10.4%	5.7%	2035 to 2046
Convertible senior notes	425,000	6.9%	6.9%	2027

Total indebtedness	$10,057,121		5.6%

(1)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(2)	Collateralized by $4,085,028 principal amount of residential mortgages and mortgage-related receivables. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(3)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.
(4)	Collateralized by $5,645,597 principal amount of investments in securities and security-related receivables, commercial mortgages, mezzanine loans, other loans and preferred equity interests before any fair value adjustments. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

Financing arrangements we entered into or terminated during the years ended December 31, 2008 and 2007 were as follows:

Repurchase Agreements

We have used repurchase agreements to finance our retained interests in mortgage securitizations that we sponsor, residential mortgages prior to their long-term financing, retained interests in our CDOs, and other securities, including REMIC interests. During the year ended December 31, 2008, we repaid $138,788 associated with our repurchase agreements. As of December 31, 2008, we have no short-term repurchase agreement indebtedness outstanding.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

Secured Credit Facilities and Other Indebtedness

The following table summarizes our secured credit facilities and other indebtedness as of December 31, 2008:

Description	Unpaid Principal Balance	Carrying Amount	Current Weighted- Average Interest Rate	Contractual Maturity
Loans payable on real estate interests	$66,466	$66,466	5.0%	Apr. 2010 to Sep. 2015
Secured credit facilities	53,494	53,494	2.4%	Jun. 2009 to Jan. 2010
Junior subordinates notes, at fair value	38,051	15,221	8.7%	2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	2037
Term loan indebtedness	18,981	18,344	13.0%	May 2009 to Aug. 2010

Total	$202,092	$178,625	5.7%

Loans payable on real estate interests. As of December 31, 2008 and 2007, we had $66,466 and $53,222, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate interests and other loans. These loans are secured by specific consolidated real estate interests and commercial loans included in our consolidated balance sheet.

Secured credit facilities. As of December 31, 2008, we have secured credit facilities with three financial institutions pursuant to which we have borrowed $53,494. Two secured credit facilities mature in 2009 and one secured credit facility matures in 2010, at which time the amounts borrowed become due and payable. Our credit facilities are secured by commercial mortgages and mezzanine loans.

As of December 31, 2007, we were not in compliance with a financial covenant on one of our secured credit facilities with $22,100 in borrowings. We obtained a waiver as of December 31, 2007 and subsequently amended this secured credit facility to be in compliance. As of December 31, 2008, we were in compliance with all financial covenants on our secured credit facilities.

On April 16, 2007, we terminated our $335,000 secured line of credit led by KeyBanc Capital Markets, as syndication agent. All amounts outstanding under this facility were repaid prior to April 16, 2007. We expensed $2,985 of deferred financing costs associated with the line of credit upon termination.

Junior subordinates notes, at fair value. On October 16, 2008, we issued $38,051 principal amount of junior subordinated notes to a third party and received $15,459 of net cash proceeds. Of the total amount of junior subordinated notes issued, $18,671 has a fixed interest rate of 8.65% through March 30, 2015 with a floating rate of LIBOR plus 400 basis points thereafter and a maturity date of March 30, 2035. The remaining $19,380 has a fixed interest rate of 9.64% and a maturity date of October 30, 2015. At issuance, we elected to record these junior subordinated notes at fair value under SFAS No. 159, with all subsequent changes in fair value recorded in earnings. As of December 31, 2008, we have $38,051 unpaid principal associated with this indebtedness. The fair value, or carrying amount, of this indebtedness was $15,221 as of December 31, 2008.

Junior subordinated notes, at amortized cost. On February 12, 2007, we formed Taberna Funding Capital Trust I which issued $25,000 of trust preferred securities to investors and $100 of common securities to us. The combined proceeds were used by Taberna Funding Capital Trust I to purchase $25,100 of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Taberna Funding Capital Trust I and mature on April 30, 2037, but are callable, at our option, on or after April 30, 2012. Interest on the junior

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

subordinated notes is payable quarterly at a fixed rate of 7.69% through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.50%. These $25,100 of junior subordinated notes issued by us are outstanding as of December 31, 2008 and 2007.

On July 12, 2007, we formed Taberna Funding Capital Trust II which issued $25,000 of trust preferred securities to investors and $100 of common securities to us. The combined proceeds were used by Taberna Funding Capital Trust II to purchase $25,100 of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Taberna Funding Capital Trust II and mature on July 30, 2037, but are callable, at our option, on or after July 30, 2012. Interest on the junior subordinated notes is payable quarterly at a fixed rate of 8.06% through July 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.50%. On October 21, 2008, we repurchased, from the market, all of these trust preferred securities for a purchase price of $5,250. As a result, we recorded gains on extinguishment of debt of $19,150, net of $600 deferred financing costs that were written off associated with the junior subordinated issued by us.

Term loan indebtedness. On September 19, 2008, we entered into a series of transactions with a lender enabling us to replace all of our existing short-term repurchase obligations with two longer-term master repurchase agreements, which are long-term secured credit facilities. The first master repurchase agreement provided for the lender to purchase RMBS from us for an adjusted purchase price of $24,500. We pay interest monthly beginning September 30, 2008 equal to 13.0% per annum on the then outstanding amount of the purchase price under this agreement which equaled $25,425 at September 19, 2008. We also make mandatory payments monthly for nine months and thereafter quarterly which are applied to the amount outstanding. We may also be required to pay a performance amount monthly applied to the then outstanding purchase price if losses in the purchased assets exceed agreed-upon limits. This agreement provides that we will repurchase these RMBS on August 31, 2010, or an earlier date selected by us, for the sum of the then outstanding purchase price, a minimum financing cost of $3,075 (less any interest previously paid) and the amount of any accrued and unpaid interest. The second master repurchase agreement provided for the lender to purchase commercial real estate CDO securities from us for a purchase price of $3,000. We pay interest monthly beginning September 30, 2008 equal to 13.0% per annum on the then outstanding amount. We must pay mandatory payments monthly applied to the purchase price. This agreement provides that we will repurchase the commercial real estate CDO securities on May 29, 2009, or an earlier date selected by us, for the sum of the then outstanding purchase price and the amount of any accrued and unpaid interest. As of December 31, 2008, we have $18,981 unpaid principal and $18,344 carrying amount associated with this indebtedness.

As partial consideration to the lender for entering into these master repurchase agreements, we issued a Series A Warrant Agreement, or the Warrant Agreement, to the lender exercisable to purchase 250,000 common shares of RAIT for an exercise price of $6.00 per common share for an exercise period starting December 19, 2008 and ending September 19, 2011. On December 5, 2008, we entered into an agreement with the lender whereby we paid a settlement amount of $115 to the lender as consideration for the termination of the Warrant Agreement and we have no further obligations thereunder.

Mortgage-Backed Securities Issued

We finance our investments in residential mortgages through the issuance of mortgage-backed securities by non-qualified special purpose securitization entities that are owner trusts. The mortgage-backed securities issued maintain the identical terms of the underlying residential mortgage loans with respect to maturity, duration of the fixed-rate period and floating rate reset provision after the expiration of the fixed-rate period. Principal payments on the mortgage-backed securities issued are match-funded by the receipt of principal payments on the residential mortgage loans. Although residential mortgage loans which have been securitized, are consolidated on

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

our balance sheet, the non-qualified special purpose entities that hold such residential mortgage loans are separate legal entities. Consequently, the assets of these non-qualified special purpose entities collateralize the debt of such entities and are not available to our creditors. As of December 31, 2008 and 2007, $3,611,860 and $4,085,028, respectively, of principal amount residential mortgages and mortgage-related receivables collateralized our mortgage-backed securities issued.

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

As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record trust preferred obligations at fair value. At adoption, we decreased the carrying amount of the trust preferred obligations by $52,070 to reflect these liabilities at fair value in our financial statements. The change in fair value of the trust preferred obligations was a decrease of $145,339 for the year ended December 31, 2008, respectively, and was included in our consolidated statements of operations.

CDO Notes Payable

CDO notes payable represent notes issued by CDO entities which are used to finance the acquisition of TruPS, unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates.

CDO notes payable, at amortized cost. On June 7, 2007, we closed RAIT Preferred Funding II, Ltd., a $832,923 CDO transaction that provided financing for commercial and mezzanine loans. RAIT Preferred Funding II received commitments for $722,700 of CDO notes payable, all of which were issued at par to investors. As of December 31, 2008, we retained $20,025 of the notes rated between “A” and “A-” by Standard & Poor’s, $65,925 of the notes rated between “BBB+” and “BB” by Standard & Poor’s and all $110,223 of the preference shares. The investments that are owned by RAIT Preferred Funding II are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.29% to LIBOR plus 4.00%. All of the notes mature in 2045, although RAIT Preferred Funding II may call the notes at par at any time after June 2017. The notes rated between A and A- that we have retained, bear interest at rates ranging from LIBOR plus 1.15% to LIBOR plus 1.40% and the notes rated between BBB+ and BB that we have retained, bear interest at rates ranging from LIBOR plus 2.10% to LIBOR plus 4.00%.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

During the year ended December 31, 2008, we repurchased, from the market, a total of $3,000 in aggregate principal amount of CDO notes payable associated with RAIT CRE CDO I, Ltd. The total purchase price was $759 and we recorded gains on extinguishment of debt of $2,241.

CDO notes payable, at fair value. On March 29, 2007, we closed Taberna Preferred Funding VIII, Ltd., a $772,000 CDO transaction that provided financing for investments consisting of TruPS issued by REITs and real estate operating companies, senior and subordinated notes issued by real estate entities, commercial mortgage-backed securities, other real estate interests, senior loans and CDOs issued by special purpose issuers that own a portfolio of commercial real estate loans. The investments that are owned by Taberna Preferred Funding VIII are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. Taberna Preferred Funding VIII received commitments for $712,000 of CDO notes payable, all of which were issued at par to investors. As of December 31, 2008, we have retained $18,000 of notes rated “AA” by Standard & Poor’s, $55,000 of the notes rated between “BBB” and “BB” and all $60,000 of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 4.90%. All of the notes mature in 2037, although Taberna Preferred Funding VIII may call the notes at par at any time after May 2017. The notes rated AA that we have retained, bear interest at a rate of LIBOR plus 0.70% and the notes rated between BBB and BB that we have retained, bear interest at rates ranging from LIBOR plus 2.85% to LIBOR plus 4.90%.

On June 28, 2007, we closed Taberna Preferred Funding IX, Ltd., a $757,500 CDO transaction that provided financing for investments consisting of TruPS issued by REITs and real estate operating companies, senior and subordinated notes issued by real estate entities, commercial mortgage-backed securities, other real estate interests, senior loans and CDOs issued by special purpose issuers that own a portfolio of commercial real estate loans. The investments that are owned by Taberna Preferred Funding IX are pledged as collateral to secure its debt and, as a result, are not available to us, our creditors or our shareholders. Taberna Preferred Funding IX received commitments for $705,000 of CDO notes payable, all of which were issued at par to investors. As of December 31, 2008, we retained $45,000 of the notes rated between “AAA” and “A-” by Standard & Poor’s, $89,000 of the notes rated between “BBB” and “BB” by Standard & Poor’s and all $52,500 of the preference shares. The notes issued to investors bear interest at rates ranging from LIBOR plus 0.34% to LIBOR plus 5.50%. All of the notes mature in 2038, although Taberna Preferred Funding IX may call the notes at par at any time after May 2017. The notes rated between AAA and A- that we have retained, bear interest at rates ranging from LIBOR plus 0.65% to LIBOR plus 1.90% and the notes rated between BBB and BB that we have retained, bear interest at rates ranging from LIBOR plus 3.25% to LIBOR plus 5.50%.

As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record CDO notes payable at fair value. These CDO notes payable are collateralized by trading securities, security-related receivables and loans. At adoption, we decreased the carrying amount of these CDO notes payable by $1,520,616 to reflect these liabilities at fair value in our financial statements. The change in fair value of these CDO notes payable was a decrease of $1,434,175 for the year ended December 31, 2008 and was included in our consolidated statements of operations.

During the years ended December 31, 2008 and 2007, several of our consolidated CDOs failed overcollateralization, or OC, trigger tests which resulted in a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to sequentially pay down the outstanding principal balance of the most senior note holders. The OC tests failures were due to defaulted collateral assets

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

and credit risk securities. During the years ended December 31, 2008 and 2007, $53,576 and $19,374 of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

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

During the year ended December 31, 2008, we repurchased, from the market, a total of $40,832 in aggregate principal amount of convertible senior notes for a total purchase price of $18,664. As a result, we recorded gains on extinguishment of debt of $21,181, net of $987 deferred financing costs that were written off associated with the convertible senior notes. As of December 31, 2008, we have $384,168 unpaid principal balance of convertible senior notes outstanding.

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate maturities of our indebtedness by year:

2009	$33,042
2010	86,399
2011	—
2012	384,168
2013	—
Thereafter	8,887,487

Total	$9,391,096

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of December 31, 2008, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

Foreign Currency Derivatives

We have entered into various foreign currency derivatives to hedge our exposure to changes in the value of a U.S. dollar as compared to foreign currencies, primarily the Euro. Our foreign currency derivatives are recorded at fair value in our financial statements, with changes in fair value recorded in earnings.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2008 and 2007:

	As of December 31, 2008		As of December 31, 2007
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$3,685,692	$(613,852)	$3,593,055	$(192,659)
Interest rate caps	51,000	863	51,000	799
Basis swaps	50,000	—	50,000	(164)
Foreign currency derivatives:
Currency options	2,127	21	8,617	16

Net fair value	$3,788,819	$(612,968)	$3,702,672	$(192,008)

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

The following table summarizes the effect on income by derivative instrument type for the following periods:

	For the Year Ended December 31, 2008		For the Year Ended December 31, 2007
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)
Interest rate swaps	$(9,849)	$(432)	$3,975	$(7,490)
Interest rate caps	—	—	—	(191)
Basis swaps	—	—	29	(123)
Currency options	—	25	—	15

Total	$(9,849)	$(407)	$4,004	$(7,789)

On January 1, 2008, we adopted SFAS No. 159 for certain of our CDO notes payable. Upon the adoption of SFAS No. 159, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. At the time of hedge accounting discontinuance on January 1, 2008 for these cash flow hedges, the balance included in accumulated other comprehensive income (loss) that will be reclassified to earnings over the remaining term of the related hedges was $102,532. As of December 31, 2008, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $2,855,261 and had a liability balance with a fair value of $481,267. During the year ended December 31, 2008, the change in value of these hedges was a decrease of $394,112 and was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

Amounts reclassified to earnings associated with effective cash flow hedges are reported in investment interest expense and the fair value of these hedge agreements is included in other assets or derivative liabilities.

Free-Standing Derivatives

We had maintained warehouse arrangements with various investment banks. These warehouse arrangements were free-standing derivatives under SFAS No. 133. As such, our investment, or first-dollar risk of loss, is recorded at fair value each period with the change in fair value recorded in earnings.

During the year ended December 31, 2008, our two warehouse facilities were terminated and $32,059 was charged to earnings through the change in fair value of free-standing derivatives. The write-off of these warehouse deposits was our only exposure under our warehouse agreements and we have no further obligations thereunder. We are not party to any warehouse facilities as of December 31, 2008.

On June 25, 2007, one of our subsidiaries provided an option to a warehouse provider for us to provide credit default protection on two reference securities. This option was terminated in May 2008 and we have no further obligation thereunder.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the carrying amount and the estimated fair value of our financial instruments as of December 31, 2008:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Investments in mortgages and loans:
Commercial mortgages, mezzanine loans and other loans	$2,041,112	$1,919,490
Residential mortgages and mortgage-related receivables	3,598,925	1,587,731
Investments in securities and security-related receivables	1,920,883	1,920,883
Cash and cash equivalents	27,463	27,463
Restricted cash	197,366	197,366
Derivative assets	884	884

Liabilities
Indebtedness:
Secured credit facilities and other indebtedness	178,625	163,565
Mortgage-backed securities issued	3,364,151	1,553,094
Trust preferred obligations	162,050	162,050
CDO notes payable—at amortized cost	1,451,750	501,568
CDO notes payable—at fair value	577,750	577,750
Convertible senior notes	384,168	117,171
Derivative liabilities	613,852	613,852

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Trading securities
TruPS and subordinated debentures	$—	$—	$1,472,611	$1,472,611
Other securities	—	700	—	700
Available-for-sale securities	—	15,797	—	15,797
Security-related receivables
TruPS and subordinated debenture receivables	—	—	172,055	172,055
Unsecured REIT note receivables	—	217,884	—	217,884
CMBS receivables	—	39,987	—	39,987
Other securities	—	1,849	—	1,849

Total assets	$—	$276,217	$1,644,666	$1,920,883

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Junior subordinates notes, at fair value (1)	$—	$15,221	$—	$15,221
Trust preferred obligations	—	—	162,050	162,050
CDO notes payable, at fair value (2)	—	—	577,750	577,750
Derivative liabilities	—	613,852	—	613,852

Total liabilities	$—	$629,073	$739,800	$1,368,873

(1)	On October 16, 2008, we issued $38,051 principal amount of junior subordinated notes to a third party and elected to record these junior subordinated notes at fair value under SFAS No. 159.
(2)	As of January 1, 2008, we adopted the fair value option under SFAS No. 159 and elected to record CDO notes payable that are collateralized by TruPS, subordinated debentures, unsecured REIT notes receivables, CMBS receivables and other securities at fair value.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the year ended December 31, 2008:

Assets	Trading Securities— TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2007	$2,715,155	$425,643	$3,140,798
Cumulative effect from adoption of SFAS No. 159	—	(17,599)	(17,599)
Change in fair value of financial instruments	(1,235,580)	(180,080)	(1,415,660)
Purchases and sales, net	(6,964)	(55,909)	(62,873)

Balance, as of December 31, 2008	$1,472,611	$172,055	$1,644,666

Assets	Trust Preferred Obligations	CDO Notes Payable, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2007	$450,625	$—	$450,625
Cumulative effect from adoption of SFAS No. 159	(52,070)	—	(52,070)
Transfer in from Level 2 to Level 3 (1)	—	841,546	841,546
Change in fair value of financial instruments	(145,339)	(253,533)	(398,872)
Purchases and sales, net	(91,166)	(10,263)	(101,429)

Balance, as of December 31, 2008	$162,050	$577,750	$739,800

(1)	During the three-month period ended December 31, 2008, we determined that CDO notes payable elected under SFAS No. 159 should be categorized as a Level 3 liability due to the limited market activity for these financial instruments.

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of SFAS No. 159 as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations as follows:

Description	For the Year Ended December 31, 2008
Change in fair value of trading securities and security-related receivables	$(1,737,305)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	1,579,689
Change in fair value of derivatives	(394,821)

Change in fair value of financial instruments	$(552,437)

As of December 31, 2008, we did not have any assets or liabilities measured at fair value on a non-recurring basis.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

NOTE 9: MINORITY INTEREST

Minority interest represents the interests of third-party investors in each of our consolidated CDO entities as well as third party holders of preferred shares issued by Taberna. During the year ended December 31, 2006, Taberna issued 125 Series A cumulative non-voting Preferred Shares (Taberna Preferred Shares) to third party investors with a liquidation value of $1,000 per share. The Taberna Preferred shares will accrue a dividend at the rate of 12.5% per annum.

The following table summarizes our minority interest activity:

	For the Year Ended December 31
	2008	2007
Beginning Balance	$1,602	$124,273
Adjustment for adoption of SFAS No. 159 on January 1, 2008	373,357	—
Minority interest expense	(189,580)	(69,707)
Allocation to other comprehensive loss	1,787	(30,356)
Acquisition of minority interest in investments in real estate interests	3,299	—
Acquisition of minority interest in CDOs	(70)	(19,963)
Distributions to minority interest holders in CDOs	(138)	(13,083)
Deconsolidation of VIEs	—	10,438

Ending Balance	$190,257	$1,602

NOTE 10: SHAREHOLDERS’ EQUITY

Preferred Shares

In 2004, we issued 2,760,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, or the Series A Preferred Shares, for net proceeds of $66,600. The Series A Preferred Shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series A Preferred Shares have no maturity date and we are not required to redeem the Series A Preferred Shares at any time. We may not redeem the Series A Preferred Shares before March 19, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after March 19, 2009, we may, at our option, redeem the Series A Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

In 2004, we issued 2,258,300 shares of our 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, or the Series B Preferred Shares, for net proceeds of $54,400. The Series B Preferred Shares accrue cumulative cash dividends at a rate of 8.375% per year of the $25.00 liquidation preference, equivalent to $2.09375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series B Preferred Shares have no maturity date and we are not required to redeem the Series B Preferred Shares at any time. We may not redeem the Series B Preferred Shares before October 5, 2009, except in limited circumstances relating to the ownership limitations necessary to preserve our tax qualification as a real estate investment trust. On or after October 5, 2009, we may, at our option, redeem the Series B Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

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

On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75,000 of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions. We have not repurchased any common shares under this plan as of December 31, 2008.

On January 24, 2008, 14,457 of our phantom unit awards were redeemed for our common shares. These phantom units were fully vested at the time of redemption.

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance 10,000,000 common shares. During the year ended December 31, 2008, we issued a total of 3,666,558 common shares pursuant to the DRSPP at a weighted-average price of $7.75 per share and we received $28,400 of net proceeds.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

The following tables summarize the dividends we declared or paid during the years ended December 31, 2008 and 2007:

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	For the Year Ended December 31, 2008
Series A Preferred Shares
Date declared	1/29/08	4/17/08	7/29/08	10/22/08
Record date	3/3/08	6/2/08	9/2/08	12/1/08
Date paid	3/31/08	6/30/08	9/30/08	12/31/08
Total dividend amount	$1,337	$1,337	$1,337	$1,337	$5,348
Series B Preferred Shares
Date declared	1/29/08	4/17/08	7/29/08	10/22/08
Record date	3/3/08	6/2/08	9/2/08	12/1/08
Date paid	3/31/08	6/30/08	9/30/08	12/31/08
Total dividend amount	$1,182	$1,182	$1,182	$1,182	$4,728
Series C Preferred Shares
Date declared	1/29/08	4/17/08	7/29/08	10/22/08
Record date	3/3/08	6/2/08	9/2/08	12/1/08
Date paid	3/31/08	6/30/08	9/30/08	12/31/08
Total dividend amount	$888	$888	$888	$888	$3,552
Common shares
Date declared	3/25/08	6/30/08	—	10/10/08
Record date	4/4/08	7/16/08	—	10/31/08
Date paid	5/15/08	8/12/08	—	12/5/08
Dividend per share	$0.46	$0.46	$—	$0.35	$1.27
Total dividend declared	$28,083	$29,350	$—	$22,675	$80,108

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	For the Year Ended December 31, 2007
Series A Preferred Shares
Date declared	1/23/07	4/17/07	7/24/07	10/23/07
Record date	3/1/07	6/1/07	9/4/07	12/3/07
Date paid	4/2/07	7/2/07	10/1/07	12/31/07
Total dividend amount	$1,337	$1,337	$1,337	$1,337	$5,348
Series B Preferred Shares
Date declared	1/23/07	4/17/07	7/24/07	10/23/07
Record date	3/1/07	6/1/07	9/4/07	12/3/07
Date paid	4/2/07	7/2/07	10/1/07	12/31/07
Total dividend amount	$1,182	$1,182	$1,182	$1,182	$4,728
Series C Preferred Shares
Date declared	—	—	7/24/07	10/23/07
Record date	—	—	9/4/07	12/3/07
Date paid	—	—	10/1/07	12/31/07
Total dividend amount	—	—	$838	$888	$1,726
Common shares
Date declared	3/15/07	6/14/07	9/10/07	12/7/07
Record date	3/29/07	6/28/07	9/21/07	12/17/07
Date paid	4/13/07	7/13/07	10/12/07	1/14/08
Dividend per share	$0.80	$0.84	$0.46	$0.46	$2.56
Total dividend declared	$50,938	$51,215	$28,060	$28,068	$158,281

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

On January 27, 2009, our board of trustees declared a first quarter 2009 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on March 31, 2009 to holders of record on March 2, 2009.

NOTE 11: STOCK BASED COMPENSATION AND EMPLOYEE BENEFITS

We maintain the RAIT Financial Trust 2008 Incentive Award Plan (the “Incentive Award Plan”). The maximum aggregate number of common shares that may be issued pursuant to the Incentive Award Plan is 4,500,000. As of December 31, 2008, 3,076,134 common shares are available for issuance under this plan.

We have granted to our officers, trustees and employees phantom shares pursuant to the RAIT Investment Trust Phantom Share Plan and phantom units pursuant to the Incentive Award Plan. Both phantom shares and phantom units are redeemable for common shares issued under the Incentive Award Plan. Redemption occurs after a period of time of vesting set by the compensation committee of our board of trustees (“Compensation Committee”). All outstanding phantom shares issued to non-management trustees, vested immediately, have dividend equivalent rights and will be redeemed upon separation from service from us. In December 2008, the Compensation Committee amended the redemption terms of the remaining 3,688 phantom shares outstanding to provide that they would be redeemed on January 27, 2009. Phantom units granted to non-management trustees vest immediately, have dividend equivalent rights and will be redeemed upon the earliest to occur of (i) the first anniversary of the date of grant, or (ii) a trustee’s termination of service with us. Phantom units granted to officers and employees vest in varying percentages set by the Compensation Committee over four years, have dividend equivalent rights and will be redeemed between one to two years after vesting as set by the Compensation Committee.

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

On December 7, 2007, ten of our executive officers voluntarily forfeited 322,000 phantom units awards that were granted to them on January 23, 2007 under the Incentive Award Plan. The equity incentive awards were subject to vesting periods of four or five years beginning in January 2008. The aggregate value of these awards when granted was $11,821, of which $2,113 was expensed through September 30, 2007. In accordance with SFAS No. 123R, we expensed the remaining $9,708 as non-cash compensation expense during the quarter ended December 31, 2007. If these awards had remained outstanding in accordance with their terms, we would have expensed this remaining amount over the remaining vesting periods of these awards.

On January 8, 2008, the Compensation Committee awarded 324,200 phantom units, valued at $2,448 using our closing stock price of $7.55, to various non-executive employees. The awards generally vest over four year periods. On March 5, 2008, the Compensation Committee awarded 26,712 phantom units, valued at $175 using our closing stock price of $6.55, to trustees. These awards vested immediately. On August 7, 2008, the Compensation Committee awarded 24,927 phantom units, valued at $175 using our closing stock price of $7.02, to trustees. These awards vested immediately.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

During the years ended December 31, 2008 and 2007, there were 29,943 and 7,218, respectively, phantom units redeemed for common shares and 60,152 and 344,372 phantom units forfeited, respectively, including 322,000 phantom units forfeited by our executive officers discussed above. At December 31, 2008 and 2007, there were 455,687 and 169,943, respectively, phantom units outstanding.

We did not grant any phantom shares during the years ended December 31, 2008 and 2007. We have been accounting for grants of phantom shares in accordance with SFAS No. 123R, which requires the recognition of compensation expense, based on the grant date fair value, over the applicable vesting period. As of December 31, 2008 and 2007, there were 3,688 phantom shares outstanding. As described above, all of these phantom shares were redeemed in January 2009.

As part of the acquisition of Taberna on December 11, 2006, we assumed 481,785 unvested restricted shares in exchange for the unvested restricted shares of Taberna’s employees that did not vest on the date of acquisition. The unvested restricted shares were accounted for under SFAS No. 123R and the grant date fair value on December 11, 2006 of $16,559 (based on the closing price of $34.37 at December 11, 2006 of our common shares) will be expensed over the remaining vesting provisions of the original awards. During the year ended December 31, 2008 and 2007, unvested restricted shares totaling 126,613 and 205,076, respectively, vested and were issued to the respective employees. During the year ended December 31, 2008, there were 22,237 unvested restricted shares forfeited. As of December 31, 2008 and 2007, there were 76,690 and 225,440 unvested restricted shares outstanding.

As of December 31, 2008 and 2007, the deferred compensation cost relating to unvested awards was $5,898 and $11,122, respectively, relating to phantom units and restricted stock that had a weighted average remaining vesting period of 1.1 years and 2.1 years, respectively.

Stock Options

We have granted to our officers, trustees and employees options to acquire common shares. The vesting period is determined by the Compensation Committee and the option term is generally ten years after the date of grant. As of December 31, 2008 and 2007, there were 178,800 and 215,300 options outstanding, respectively.

A summary of the options activity of the Incentive Award Plan is presented below.

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1,	215,300	$20.68	225,842	$20.49	477,360	$17.51
Expired	(36,500)	15.00	—	—	—	—
Exercised	—	—	(10,542)	16.53	(251,518)	15.02

Outstanding, December 31,	178,800	$21.84	215,300	$20.68	225,842	$20.49

Options exercisable at December 31,	178,800		180,300		170,842

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Exercise Price
$10.75 - 13.65	17,000	1.4 years	$11.94	17,000	$11.94
$19.21 - 19.85	20,000	3.4 years	$19.50	20,000	$19.50
$21.81 - 26.40	141,800	4.7 years	$23.36	141,800	$23.36

	178,800	4.3 years	$21.84	178,800	$21.84

We did not grant options during the three years ended December 31, 2008.

During the years ended December 31, 2008, 2007 and 2006, we recorded compensation expense of $7,206, $20,891 and $1,141 associated with our stock based compensation. Stock-based compensation expense for the year ended December 31, 2007 includes $9,708 of stock forfeitures discussed above.

Employee Benefits

401(k) Profit Sharing Plan

During 2007, we maintained the RAIT Investment Trust 401(k) profit sharing plan, or the former RAIT 401(k) plan, for our employees and assumed the Taberna Capital Management LLC 401(k) profit sharing plan in connection with the Taberna merger because we wish to encourage our employees to save some percentage of their cash compensation, through voluntary deferrals, for their eventual retirement. Effective January 1, 2008, the former RAIT 401(k) plan and Taberna 401(k) plan were combined into the RAIT Financial Trust 401(k) profit sharing plan, or the RAIT 401(k) plan, in order to provide consistent benefits to all employees.

The former RAIT 401(k) plan offered eligible employees the opportunity to make long-term investments on a regular basis through salary contributions, which we supplemented with matching contributions. Any matching contribution made by RAIT pursuant to this plan vests 20% per year of service. Until August 2006, matching contributions were made in RAIT common shares.

The Taberna 401(k) plan also offered eligible employees the opportunity to make long-term investments on a regular basis through salary contributions, which are supplemented by our matching cash contributions and potential profit sharing payments. During 2007, RAIT provided a 4% cash match of the employee contributions and paid an additional 2% of eligible compensation as discretionary cash profit sharing payments. Any matching contribution made by RAIT pursuant to the Taberna 401(k) plan vests 33% per year of service. No common shares were issued pursuant to the Taberna 401(k) plan.

The RAIT 401(k) plan offers eligible employees the opportunity to make long-term investments on a regular basis through salary contributions, which are supplemented by our matching cash contributions and potential profit sharing payments. Since January 1, 2008, RAIT provides a 4% cash match of the employee contributions and may pay an additional 2% of eligible compensation as discretionary cash profit sharing payments. Any matching contribution made by RAIT pursuant to the RAIT 401(k) plan vests 33% per year of service, provided that amounts carried over from the former RAIT 401(k) plan retain the vesting schedule of that plan. No common shares are issued pursuant to the RAIT 401(k) plan.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

Deferred Compensation

In June 2002, we established a supplemental executive retirement plan, or SERP, providing for retirement benefits to Betsy Z. Cohen, our Chairman, as required by her employment agreement with us. We amended this SERP plan on December 11, 2006 in connection with the acquisition of Taberna. Under the terms of the SERP Plan, Mrs. Cohen’s benefit consists of two components, a share component and a cash component. On July 1, 2007, the share component was distributed to Mrs. Cohen in the form of 158,101 common shares in a single lump sum. The cash component commenced distribution to Mrs. Cohen in a 50% joint and survivor annuity on July 1, 2007. We established a trust to serve as the funding vehicle for the SERP benefit. During the year ended December 31, 2008, $433 of the cash component was distributed to Mrs. Cohen through monthly payments. During the period from July 1, 2007 to December 31, 2007, $216 of the cash component was distributed to Mrs. Cohen through monthly payments. As of December 31, 2008, the remaining cash benefit obligation of $4,390 was eligible for a lump-sum distribution and was paid to Mrs. Cohen in January 2009. We recognized SERP compensation expense (benefit) of $798, $(621) and $6,458 for the years ended December 31, 2008, 2007 and 2006.

NOTE 12: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three years ended December 31, 2008:

	For the Years Ended December 31
	2008	2007	2006
Income (loss) from continuing operations	$(429,241)	$(367,395)	$72,036
Income allocated to preferred shares	(13,641)	(11,817)	(10,079)

Income (loss) from continuing operations available to common shares	(442,882)	(379,212)	61,957
Income (loss) from discontinued operations	—	(132)	5,882

Net income (loss) available to common shares	$(442,882)	$(379,344)	$67,839

Weighted-average shares outstanding—Basic	63,024,154	60,633,833	29,294,642
Dilutive securities under the treasury stock method	—	—	258,761

Weighted-average shares outstanding—Diluted	63,024,154	60,633,833	29,553,403

Earnings (loss) per share—Basic:
Continuing operations	$(7.03)	$(6.26)	$2.12
Discontinued operations	—	—	0.20

Total earnings (loss) per share—Basic	$(7.03)	$(6.26)	$2.32

Earnings (loss) per share—Diluted:
Continuing operations	$(7.03)	$(6.26)	$2.10
Discontinued operations	—	—	0.20

Total earnings (loss) per share—Diluted	$(7.03)	$(6.26)	$2.30

We include restricted shares issued and outstanding in our earnings per share computation as follows: vested restricted shares are included in basic weighted-average common shares and unvested restricted shares are included in the diluted weighted-average shares under the treasury stock method, if dilutive. For the years ended December 31, 2008, 2007 and 2006, securities convertible into 13,109,658, 8,834,726 and 156,031 common shares, respectively, were excluded from the earnings per share computations because their effect would have been anti-dilutive.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

NOTE 13: INCOME TAXES

RAIT and Taberna have elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code. To maintain qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to shareholders. We generally will not be subject to U.S. federal income tax on taxable income that is distributed to our shareholders. If RAIT or Taberna fails to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates, and we will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants relief under certain statutory provisions. Such an event could materially adversely affect our net income and cash available for distributions to shareholders. However, we believe that both RAIT and Taberna will be organized and operated in such a manner as to qualify for treatment as a REIT, and both intend to operate in the foreseeable future in a manner so that both will qualify as a REIT. We may be subject to certain state and local taxes.

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

The components of the provision for income taxes as it relates to our taxable income from domestic TRSs during the years ended December 31, 2008, 2007 and 2006 includes the effects of our performance of a portion of its TRS services in a foreign jurisdiction that does not incur income taxes.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our income on a current basis as SubPart F income, whether or not distributed. Upon distribution of any previously included SubPart F income by these entities, no incremental U.S. federal, state, or local income taxes would be payable by us. Accordingly, no provision for income taxes has been recorded for these foreign TRS entities for the years ended December 31, 2008, 2007 and 2006.

The components of the income tax benefit (provision) as it relates to our taxable income (loss) from domestic TRSs during the year ended December 31, 2008 were as follows:

	For the Year Ended December 31, 2008
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$4,126	$231	(982)	$3,375
Deferred benefit (provision)	(1,004)	(234)	—	(1,238)

Income tax benefit (provision)	$3,122	$(3)	(982)	$2,137

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

The components of the income tax benefit (provision) as it relates to our taxable income (loss) from domestic TRSs during the year ended December 31, 2007 were as follows:

	For the Year Ended December 31, 2007
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(2,708)	$(1,239)	(1,104)	$(5,051)
Deferred benefit (provision)	12,699	3,089	—	15,788

Income tax benefit (provision)	$9,991	$1,850	(1,104)	$10,737

The components of the income tax benefit (provision) as it relates to our taxable income (loss) from domestic TRSs during the year ended December 31, 2006 were as follows:

	For the Year Ended December 31, 2006
	Federal	State and Local	Total
Current benefit (provision)	$(1,259)	$(370)	$(1,629)
Deferred benefit (provision)	2,201	611	2,812

Income tax benefit (provision)	$942	$241	$1,183

A reconciliation of the statutory tax rates to the effective rates is as follows for the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended December 31
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State statutory, net of federal benefit	—	6.6%	10.0%
Change in valuation allowance	(40.0)%	(16.8)%	—
Permanent items	(1.9)%	(10.9)%	—
Foreign tax effects	11.6%	17.6%	12.6%

Effective tax rate for domestic TRSs	4.7%	31.5%	57.6%

Significant components of our deferred tax assets (liabilities), at our TRSs, are as follows as of December 31, 2008 and 2007:

Deferred tax assets (liabilities):	As of December 31, 2008	As of December 31, 2007
Net operating losses, at TRSs	$10,356	$1,216
Capital losses	6,144	6,114
Unrealized losses	12,651	—
Deferred origination fees	—	2,867
Other	318	1,236

Total deferred tax assets (liabilities)	29,469	11,433
Valuation allowance	(29,469)	(7,330)

Net deferred tax assets (liabilities)	$—	$4,103

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

As of December 31, 2008, we had $58,950 of federal and state net operating losses and $15,874 of capital losses. The federal net operating losses will expire in 2028 and the state net operating losses will begin to expire in 2017. The capital losses will expire in 2012. We have concluded that it is more likely that not the federal and state net operating losses and the capital losses will not be utilized during their respective carry forward periods; and as such, we have established a valuation allowance against these deferred tax assets. As of December 31, 2007, deferred tax assets, net of deferred tax liabilities, are included in other assets in the accompanying financial statements.

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

NOTE 14: RELATED PARTY TRANSACTIONS

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

Our Chief Executive Officer as of December 31, 2008 and current Trustee, Daniel G. Cohen, holds controlling positions in various companies with which we conduct business. Daniel G. Cohen is the majority member of Cohen Brothers LLC d/b/a Cohen & Company, or Cohen & Company, a registered broker-dealer. Each transaction with Cohen & Company is described below:

a). Shared Services—For services relating to structuring and managing our investments in CMBS and RMBS, we pay an annual fee to Cohen & Company ranging from 2 to 20 basis points on the amount of the investments, based on the rating of the security. For investments in residential whole loans, we pay an annual fee of 1.5 basis points on the amount of the investments. In respect of other administrative services, we pay an amount equal to the cost of providing those services plus 10% of such cost. The agreement with Cohen & Company for these services terminated on July 1, 2008 and we did not renew or extend this agreement. During the years ended December 31, 2008, 2007 and 2006, we incurred total shared service expenses of $519, $1,138 and $80, respectively. Shared service expenses has been included in general and administrative expense in the accompanying consolidated statements of operations.

b). Office Leases—We maintain sub-lease agreements for shared office space and facilities with Cohen & Company. Rent expense during the years ended December 31, 2008, 2007 and 2006 relating to these leases was $50, $76 and $4, respectively and has been included in general and administrative expense in the accompanying consolidated statements of operations. Future minimum lease payments due over the remaining term of the lease are $358.

c). Non-Competition Agreement—As part of the spin-off of Taberna from Cohen & Company in April 2005 and before our acquisition of Taberna in December 2006, Taberna and Cohen & Company entered into a three-year non-competition agreement that ended in April 2008. As part of this agreement, Cohen & Company agreed not to engage in purchasing from, or acting as a placement agent for, issuers of TruPS or other preferred equity securities of real estate investment trusts and other real estate operating companies. Cohen & Company agreed to refrain from acting as asset manager for any such securities. As part of our acquisition of Taberna, we valued this non-competition agreement as an amortizing intangible asset. As of December 31, 2008, the intangible asset has been fully amortized.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

d). Common Shares—As of December 31, 2008 and 2007, Cohen & Company and its affiliate entities owned 510,434 of our common shares.

e). EuroDekania—EuroDekania is an affiliate of Cohen & Company. In September 2007, EuroDekania purchased approximately €10,000 ($13,892) of the subordinated notes and all of the €32,250 ($44,802) BBB-rated debt securities in Taberna Europe CDO II. We invested €17,500 ($24,311) in the total subordinated notes and earn management fees of 35 basis points on the collateral assets owned by this entity. EuroDekania will receive a fee equal to 3.5 basis points of our subordinated collateral management fee which is payable to EuroDekania only if we collect a subordinate management fee and EuroDekania retains an investment in the subordinated notes. During the years ended December 31, 2008 and 2007, we incurred collateral management fees of $376 and $152, respectively, payable to EuroDekania, which have been included in fee and other income in the accompanying consolidated statements of operations.

f). Trust Preferred Securities—In October 2008, we re-purchased $25,000 principal amount of our TruPS that we issued from a third party using the broker-dealer services of Cohen & Company, for which Cohen & Company received $70 in principal transaction income.

g). Fees—Cohen & Company provided origination services for our investments and placement and structuring services for certain debt and equity securities issued by our CDO securitizations. For these services, during the years ended December 31, 2007 and 2006, Cohen & Company received approximately $6,486 and $5,273, respectively, in origination, structuring and placement fees.

h). CDO Notes Payable—During the year ended December 31, 2007, we sold $20,000 of our Taberna Preferred Funding VIII CDO notes payable rated AAA to third parties using the broker-dealer services of Cohen & Company, for which Cohen & Company received $183 in principal transaction income. During the year ended December 31, 2007, we sold $12,750 of our RAIT Preferred Funding II CDO notes payable rated AA to a third party using the broker-dealer services of Cohen & Company. Cohen & Company did not receive any principal transaction income or loss in connection with this transaction. During the year ended December 31, 2007, we sold $15,000 of our Taberna Preferred Funding VIII CDO notes payable rated AA to an affiliate of Cohen & Company. Cohen & Company did not receive any principal transaction income in connection with this transaction.

i). Strategos Capital Management—Strategos Capital Management, or Strategos, is an affiliate of Cohen & Company. In October 2006, Taberna engaged Strategos to create and manage a $1.0 billion high-grade asset backed CDO. During 2007, we decided not to complete this securitization and terminated this agreement in July 2007 at no cost to us.

j). Kleros Preferred Funding VIII, Ltd.—Kleros Preferred Funding VIII, Ltd., or Kleros VIII, is a securitization managed by Cohen & Company. In June 2007, we purchased approximately $26,400 in par amount of bonds rated A through BBB issued by Kleros VIII, for a purchase price of approximately $23,997. As of December 31, 2008, the bonds have a current fair value of $0 and have been placed on non-accrual status.

Our Chairman, Betsy Z. Cohen, is the Chief Executive Officer and a director of The Bancorp, Inc., or Bancorp, and Chairman of the Board and Chief Executive Officer of its wholly-owned subsidiary, The Bancorp Bank, a commercial bank. Daniel G. Cohen is the Chairman of the Board of Bancorp and Vice-Chairman of the Board of Bancorp Bank. Each transaction with Bancorp is described below:

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of December 31, 2008 and 2007, we had $1,985 and $6,352, respectively, of cash and cash equivalents and

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

$7,287 and $97,677, respectively, of restricted cash on deposit at Bancorp. We earn interest on our cash and cash equivalents at an interest rate of approximately 3.0% per annum. During the years ended December 31, 2008, 2007 and 2006, we received $123, $801 and $1,110, respectively, of interest income from Bancorp. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits inures to the benefit of the specific borrower and not to us.

b). Office Leases and Other Services—We sublease a portion of a downtown Philadelphia office from Bancorp at an annual rental expense based upon the amount of square footage occupied. We are currently in the process of terminating this sublease agreement at final terms that have not yet been determined. Rent paid to Bancorp was $340, $445 and $387 for the years ended December 31, 2008, 2007 and 2006, respectively, and has been included in general and administrative expense in the accompanying consolidated statements of operations. During the years ended December 31, 2007 and 2006, we paid fees of $72 and $69, respectively, to Bancorp for information system technical support services.

c). Participation Interests—We funded a $54,000 commercial mortgage during January 2008. At closing, Bancorp purchased a participation interest in this loan for a total commitment of $24,300. We also funded a $70,000 commercial mortgage during January 2008. At closing, Bancorp purchased a participation interest in this loan for a total commitment of $26,500, of which $22,500 was funded at closing. In November 2008, RAIT CRE CDO I, Ltd. purchased $19,268 of the outstanding loan balance from Bancorp and RAIT Preferred Funding II, Ltd. purchased the remaining $3,232 outstanding from Bancorp. We paid Bancorp fees of $321 for their services in connection with the closing of these loans.

We had a $3,369 first mortgage loan secured by Pennsview Apartments that has junior lien against it that is held by an entity controlled by Daniel G. Cohen. Our loan bore interest at a fixed rate of 8.0%, was to mature on March 29, 2008 and was paying in accordance with its terms. In March 2008, we transferred our first mortgage loan to another entity controlled by Mr. Cohen for $3,500, representing the outstanding principal balance of, and accrued interest on, the loan and an exit fee.

Brandywine Construction & Management, Inc., or Brandywine, is an affiliate of Edward E. Cohen, the spouse of Betsy Z. Cohen and father of Daniel G. Cohen. Brandywine provides real estate management services to certain properties underlying our real estate interests. Management fees of $123, $145 and $580 were paid to Brandywine during the years ended December 31, 2008, 2007 and 2006, respectively, relating to those interests. We believe that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties.

Eton Park Fund, L.P. and its affiliates—In connection with our sponsorship of Taberna Euro CDO I during January 2007, we paid Eton Park Fund L.P., or Eton Park, a standby equity commitment fee of $1,000. In exchange for this fee, they agreed to purchase up to €5,500 of the Class F subordinated notes issued by Taberna Euro CDO I. Eton Park owned approximately 6.4% of our common shares when the commitment fee was paid.

Mercury Real Estate Advisors LLC—In March 2007, we purchased approximately $9,000 in par amount of preference shares issued by various CDOs sponsored by Taberna from Mercury Real Estate Advisors LLC, or Mercury, for a purchase price of approximately $8,685. Mercury and its affiliates owned approximately 6.9% of our common shares when we purchased the preference shares.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

NOTE 15: DISCONTINUED OPERATIONS

For the years ended December 31, 2007 and 2006, income (loss) from discontinued operations relates to five real estate properties that we have sold since January 1, 2006. As of December 31, 2008, we had no properties designated as held-for-sale.

The following table summarizes revenue and expense information for the five properties sold since January 1, 2006:

	For the Years Ended December 31
	2007	2006
Rental income	$1,481	$8,171
Expenses:
Real estate operating expenses	1,104	6,129
Depreciation expense	153	569

Total expenses	1,257	6,698

Income (loss) from discontinued operations	224	1,473
Gain (loss) from discontinued operations	(356)	4,409

Total income (loss) from discontinued operations	$(132)	$5,882

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

As of December 31, 2008

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

Description	For the Year Ended December 31, 2006 (unaudited)
Earnings per share:
Basic, as reported	$2.32
Basic, as pro forma	1.65
Diluted, as reported	2.30
Diluted, as pro forma	1.65

NOTE 17: DECONSOLIDATION OF VARIABLE INTEREST ENTITIES

We consolidate VIEs if we are determined to be the primary beneficiary, in accordance with FIN 46R. Specifically, we previously consolidated Taberna Preferred Funding II, Ltd and Taberna Preferred Funding V, Ltd., two CDOs in which we are determined to be the primary beneficiary primarily due to our majority ownership of the preferred shares issued by the CDOs. During the year ended December 31, 2007, we sold a portion of the preferred shares and non-investment grade debt that we retained in these two CDOs and concluded that we are no longer the primary beneficiary of these two CDOs. We deconsolidated the CDOs in accordance with FIN 46R and treated the deconsolidation of the CDOs as sales of the net assets of the entities and recorded losses on sales of assets of $99,537. Additionally, the losses we recorded on the sales of the net assets were in excess of our cost basis and we recorded gains on deconsolidation of VIEs of $117,158. The losses on the sales of the net assets of the VIEs was in excess of our cost basis due to other-than-temporary impairments we recorded on investments in securities held by these CDOs.

The following tables summarize the balance sheet and statement of operations of the deconsolidated VIEs as of the dates of their respective deconsolidation during 2007 and their income statements for historical periods. The statements of operations for the respective VIEs were included in our consolidated statement of operations during 2007 whereas the assets of the consolidated balance sheet below have been removed from our consolidated balance sheet as of December 31, 2007. The following table also describes the non-cash changes in our assets and liabilities during 2007 caused by the deconsolidation of these VIEs.

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

As of December 31, 2008

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

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2008:
Total revenue (loss)	$63,522	$65,949	$62,231	$57,428
Change in fair value of financial instruments	255,850	97,056	(302,245)	(603,098)
Net income (loss)	133,522	117,865	(178,284)	(502,344)
Net income (loss) available to common shares	130,116	114,450	(181,690)	(505,758)
Total earnings (loss) per share—Basic (b)	$2.14	$1.84	$(2.83)	$(7.82)
Total earnings (loss) per share—Diluted (b)	$2.14	$1.83	$(2.83)	$(7.82)

2007:
Total revenue (a)	$55,886	$57,424	$60,445	$58,436
Change in fair value of financial instruments	—	—	—	—
Net income (loss)	22,867	29,915	(240,234)	(180,075)
Net income (loss) available to common shares	20,348	27,388	(243,591)	(183,489)
Total earnings (loss) per share—Basic (b)	$0.34	$0.45	$(4.02)	$(3.02)
Total earnings (loss) per share—Diluted (b)	$0.34	$0.45	$(4.02)	$(3.02)

(a)	Certain quarterly revenue has been reclassified to conform with the current period presentation.
(b)	The summation of quarterly per share amounts do not equal the full year amounts.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

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

Commitments and Contingencies

Unfunded Loan Commitments

Certain of our commercial mortgages and mezzanine loan agreements contain provisions whereby we are required to advance additional funds to our borrowers for capital improvements and upon the achievement of certain property operating hurdles. As of December 31, 2008, our incremental loan commitments are $98,670, which will be funded from either restricted cash held on deposit or revolving debt capacity dedicated for these purposes.

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

Putative Consolidated Class Action Securities Lawsuit

RAIT, certain of our executive officers and trustees and the lead underwriters involved in our public offering of common shares in January 2007 were named defendants in one or more of nine putative class action securities lawsuits filed in August and September 2007 in the United States District Court for the Eastern District of Pennsylvania. By Order dated November 17, 2007, the court consolidated these cases under the caption In re RAIT Financial Trust Securities Litigation (No. 2:07-cv-03148), and appointed a lead plaintiff and lead counsel. On January 4, 2008, lead plaintiff filed a consolidated class action complaint, or the complaint, on behalf of a putative class of purchasers of our securities between June 8, 2006 and August 3, 2007. The complaint names as

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

defendants RAIT, eleven current and former officers and trustees of RAIT, ten underwriters who participated in certain of our securities offerings in 2007 and our independent accounting firm. The complaint alleges, among other things, that certain defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by making materially false and misleading statements and material omissions in registration statements and prospectuses about our credit underwriting, our exposure to certain issuers through investments in debt securities, and our loan loss reserves and other financial items. The complaint further alleges that certain defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by making materially false and misleading statements and material omissions during the putative class period about our credit underwriting, our exposure to certain issuers through investments in debt securities, and our loan loss reserves and other financial items. The complaint seeks unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees. On December 23, 2008, the Court granted defendants’ motions to dismiss in part, on the ground that the named plaintiffs lack standing to pursue claims related to the company’s July 2007 offering. The Court otherwise denied all defendants’ motions to dismiss. The Court granted plaintiffs until January 30, 2009 to file a new amended complaint. By letter to the Court dated January 29, 2009, lead plaintiff advised that it did not intend to file an amended complaint. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

Shareholders’ Derivative Actions

On August 17, 2007, a putative shareholders’ derivative action was filed in the United States District Court for the Eastern District of Pennsylvania naming RAIT, as nominal defendant, and certain of our executive officers and trustees as defendants. The complaint in this action alleges that certain of our executive officers and trustees breached their duties to RAIT in connection with the matters that are the subject of the securities litigation described above. The board of trustees has established a special litigation committee to investigate the allegations made in the derivative action complaint and in shareholder demands asserting similar allegations, and to determine what action, if any, RAIT should take concerning them. On October 25, 2007, pursuant to a stipulation of the parties, the court ordered the derivative action stayed pending the completion of the special committee’s investigation, subject to quarterly status reports by the special litigation committee beginning March 31, 2008. On August 22, 2008, the special litigation committee advised the court that it had completed its investigation, had found no merit to the allegations of wrongdoing asserted against RAIT’s officers and trustees and concluded that prosecution of the claims asserted in the shareholders’ derivative action would not serve RAIT’s best interests. The special litigation committee accordingly moved on behalf of RAIT to dismiss that action. That motion remains pending, but on February 11, 2009, the court entered an order suspending the action while the parties engage in settlement discussions and requiring the parties to report to the court on the status of such discussions on or before March 15, 2009. An adverse resolution of this matter could have a material adverse effect on our financial condition and results of operations.

On February 10, 2009, a putative shareholders’ derivative action was filed in the Pennsylvania Court of Common Pleas of Philadelphia County naming RAIT, as nominal defendant, and certain of our executive officers and trustees as defendants. The complaint in this action alleges that certain of our executive officers and trustees breached their duties to RAIT in connection with the matters that are the subject of the securities litigation described above. An adverse resolution of this matter could have a material adverse effect on our financial condition and results of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(continued)

As of December 31, 2008

(Dollars in thousands, except share and per share amounts)

Lease Obligations

We lease office space in Philadelphia, New York City and other locations. The annual minimum rent due pursuant to the leases for each of the next five years and thereafter is estimated to be as follows as of December 31, 2008:

2009	$2,072
2010	1,958
2011	1,319
2012	1,127
2013	1,094
Thereafter	2,245

Total	$9,815

Rent expense was $1,977, $2,271 and $384 for the years ended December 31, 2008, 2007, and 2006, respectively, and has been included in general and administrative expense in the accompanying consolidated statements of operations.

RAIT Financial Trust

Schedule II

Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2008

(Dollars in thousands)

	Balance, Beginning of Period	Additions		Deductions	Balance, End of Period
For the year ended December 31, 2008	$26,389	$162,783		$(17,199)	$171,973

For the year ended December 31, 2007	$5,345	$21,721		$(677)	$26,389

For the year ended December 31, 2006	$226	$5,119	(1)	$—	$5,345

(1)	Includes approximately $2,620 of a loan loss provision acquired from Taberna on December 11, 2006.

RAIT Financial Trust

Schedule III

Real Estate and Accumulated Depreciation

As of December 31, 2008

(Dollars in thousands)

Property Name	Description	Location	Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount		Accumulated Depreciation- Building	Encumbrance (2)	Year of Acquisition	Life of Depreciation
			Land	Building	Land	Building	Land (1)	Building (1)
Willow Grove	Land	Pennsylvania	$307	$—	$—	$—	$307	$—	$—	$—	2001	N/A
Cherry Hill	Land	New Jersey	307	—	—	—	307	—	—	—	2001	N/A
Reuss	Office	Wisconsin	4,080	36,720	10	11,123	4,090	47,843	(5,806)	(22,500)	2004	30
McDowell	Office	Arizona	9,803	55,523	5	818	9,808	56,341	(2,897)	—	2007	30
Aslan Centerpoint	Multi-Family	Alabama	1,290	7,923	—	323	1,290	8,246	(636)	(14,215)	2007	30
Aslan Chalkville	Multi-Family	Alabama	400	3,598	—	202	400	3,800	(268)	—	2007	30
Aslan Terrace	Multi-Family	Alabama	542	3,629	—	237	542	3,866	(301)	—	2007	30
Northpoint	Office	Georgia	2,715	10,859	(75)	(295)	2,640	10,564	(147)	(10,170)	2008	30
Stonecrest	Multi-Family	Alabama	5,858	23,433	(62)	(250)	5,796	23,183	(339)	(19,500)	2008	30
Crestmont	Multi-Family	Georgia	3,207	12,828	41	166	3,248	12,994	(117)	—	2008	30
Copper Mill	Multi-Family	Texas	3,420	13,681	20	79	3,440	13,760	(126)	—	2008	30
Cumberland	Multi-Family	Georgia	3,194	12,776	60	239	3,254	13,015	(118)	—	2008	30
Heritage Trace	Multi-Family	Virginia	2,642	10,568	(7)	(28)	2,635	10,540	(97)	—	2008	30
Mandalay Bay	Multi-Family	Texas	5,363	21,453	27	108	5,390	21,561	(197)	—	2008	30
Oyster Point	Multi-Family	Virginia	3,920	15,680	(37)	(146)	3,883	15,534	(144)	—	2008	30
Tuscany Bay	Multi-Family	Florida	7,002	28,009	43	171	7,045	28,180	(257)	—	2008	30
Autumn Grove	Multi-Family	Illinois	10,166	40,665	153	611	10,319	41,276	(312)	—	2008	30

			$64,216	$297,345	$178	$13,358	$64,394	$310,703	$(11,762)	$(66,385)

(1)	The aggregate cost basis for federal income tax purposes of our investments in real estate interests approximates the carrying amount at December 31, 2008.

Investments in Real Estate Interests	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Balance, beginning of period	$137,205	$64,270
Additions during period:
Acquisitions through foreclosure	237,439	82,708
Improvements to land and building	2,110	3,062
Deductions during period:
Dispositions of real estate	(1,657)	(12,835)

Balance, end of period:	$375,097	$137,205

Accumulated Depreciation	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Balance, beginning of period	$5,728	$2,838
Depreciation expense	6,620	3,061
Dispositions of real estate	(586)	(171)

Balance, end of period:	$11,762	$5,728

RAIT Financial Trust

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2008

(Dollars in thousands)

(1) Summary of Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

Description of mortgages	Number of Loans	Interest Rate		Maturity Date		Principal		Carrying Amount of Mortgages
		Lowest	Highest	Lowest	Highest	Lowest	Highest
Commercial mortgages
Multi-family	60	4.7%	12.3%	3/1/09	12/8/13	$610	$36,675	$676,445
Office	19	3.7%	8.7%	3/1/09	5/30/12	4,415	41,753	246,753
Retail	12	6.5%	10.4%	3/1/09	2/1/12	2,496	74,000	251,314
Other	4	7.0%	12.0%	3/1/09	7/30/10	2,225	36,299	71,934

Subtotal	95	3.7%	12.3%	3/1/09	12/8/13	610	74,000	1,246,446
Mezzanine loans
Multi-family	62	6.0%	15.0%	3/1/09	9/30/18	120	11,352	140,198
Office	42	4.4%	12.5%	7/16/09	5/1/21	250	29,166	193,605
Retail	23	8.0%	14.0%	12/15/09	6/11/17	210	25,860	90,246
Other	9	5.2%	12.5%	3/1/09	8/31/21	248	18,413	28,323

Subtotal	136	4.4%	15.0%	3/1/09	8/31/21	120	29,166	452,372
Other loans
Multi-family	2	7.2%	7.2%	12/7/10	12/7/10	16,435	16,636	33,070
Office	6	4.3%	9.1%	3/1/09	10/30/16	4,862	21,997	77,256
Retail	2	3.9%	4.8%	8/30/12	8/31/12	24,375	24,375	48,750
Other	2	3.9%	5.8%	4/9/10	8/1/13	5,500	15,000	16,951

Subtotal	12	3.9%	9.1%	3/1/09	10/30/16	4,862	24,375	176,027
Preferred equity interests
Multi-family	18	9.0%	17.5%	3/1/09	4/1/15	884	35,232	98,626
Office	14	9.0%	11.0%	6/11/09	1/1/17	92	19,500	61,087
Retail	4	9.9%	12.5%	1/1/14	10/11/16	650	5,000	7,675
Other	1	17.0%	17.0%	9/4/21	9/4/21	6,000	6,000	6,000

Subtotal	37	9.0%	17.5%	3/1/09	9/4/21	92	35,232	173,388
Total commercial mortgages, mezzanine loans, other loans and preferred equity interests	280	3.7%	17.5%	3/1/09	9/4/21	$92	$74,000	$2,048,233

(a)	The tax basis of the commercial mortgages, mezzanine loans, other loans and preferred equity interests approximates the carrying amount.

(b)	Reconciliation of carrying amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Balance, beginning of period	$2,354,243	$1,330,334
Additions during period:
New mortgage loans and preferred equity interests	107,509	1,355,591
Additional advances	25,271	14,867
Accretion of discount	704	475
Deductions during period:
Collections of principal	(250,806)	(347,024)
Loans acquired through foreclosure	(188,688)	—

Balance, end of period:	$2,048,233	$2,354,243

(a) Summary of Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity by Geographic Location:

Location by State	Number of Loans	Interest Rate		Principal		Total Carrying Amount of Mortgages (a)
		Lowest	Highest	Lowest	Highest
Texas	45	3.9%	14.5%	350	31,695	$299,390
Florida	26	7.1%	14.5%	496	41,753	285,179
Various States	10	4.3%	17.5%	4,862	59,263	211,653
California	28	4.4%	12.5%	250	20,000	200,745
Arizona	18	7.1%	12.0%	1,329	36,675	153,242
Pennsylvania	14	3.7%	15.0%	600	74,000	137,217
New York	20	6.0%	12.5%	248	25,037	134,442
Colorado	12	7.0%	12.0%	1,217	21,890	87,015
Ohio	8	3.9%	12.5%	435	24,375	70,726
Nevada	7	4.7%	11.0%	3,251	19,271	61,211
North Carolina	3	7.0%	10.9%	5,346	28,102	55,244
Minnesota	6	7.0%	12.5%	425	15,752	42,082
Tennessee	6	7.5%	17.0%	1,110	22,033	39,273
Massachusetts	3	5.2%	12.0%	1,000	18,413	37,618
Wisconsin	19	5.3%	12.5%	92	8,409	29,483
Mississippi	2	6.2%	12.5%	820	25,411	26,231
Illinois	3	9.0%	12.5%	210	19,500	23,305
South Carolina	3	7.5%	12.5%	1,000	11,765	17,305
New Jersey	6	7.0%	12.5%	550	7,700	15,773
Arkansas	2	7.4%	9.0%	6,441	9,172	15,613
Indiana	5	7.5%	12.5%	373	7,520	13,399
Georgia	5	6.8%	12.5%	300	5,750	12,860
Virginia	6	8.5%	12.5%	120	9,862	12,702
Michigan	5	8.3%	12.8%	593	4,956	10,474
Nebraska	1	11.0%	11.0%	10,000	10,000	10,000
Connecticut	2	11.0%	12.0%	2,250	7,748	9,998
Alabama	2	7.8%	12.0%	2,450	7,195	9,645
Missouri	1	6.0%	6.0%	8,845	8,845	8,845
Idaho	1	7.5%	7.5%	5,895	5,895	5,895
Maryland	3	11.0%	14.5%	340	2,500	4,213
Kentucky	3	11.5%	12.5%	248	2,360	3,885
Vermont	1	11.5%	11.5%	1,131	1,131	1,131
South Dakota	1	12.5%	12.5%	746	746	746
District of Columbia	1	12.0%	12.0%	676	676	676
Delaware	1	12.5%	12.5%	670	670	670
Louisiana	1	12.5%	12.5%	347	347	347

	280	3.7%	17.5%	$92	$74,000	$2,048,233

(2) Summary of Residential Mortgages and Mortgage-Related Receivables:

Description of mortgages	Number of Loans	Interest Rate		Maturity Date		Original Principal		Carrying Amount of Mortgages (a), (b)
		Lowest	Highest	Lowest	Highest	Lowest	Highest
Residential mortgages (c)
3/1 Adjustable Rate
2-4 Family	1	6.0%	6.0%	9/1/35	9/1/35	$408	$408	$389
Condominium	53	4.8%	6.6%	5/1/35	11/1/35	120	1,000	18,965
PUD	49	4.5%	7.0%	3/1/35	10/1/35	104	1,000	15,412
Single Family	138	4.5%	7.0%	4/1/35	11/1/35	73	2,000	54,723

Subtotal	241	4.5%	7.0%	3/1/35	11/1/35	73	2,000	89,489

5/1 Adjustable Rate
2-4 Family	118	4.9%	8.4%	10/1/32	6/1/36	59	1,450	53,958
Condominium	1,084	3.9%	8.6%	10/1/32	7/1/36	34	2,000	452,074
CO-OP	20	5.0%	6.1%	6/1/35	7/1/36	139	1,000	11,278
PUD	680	4.1%	7.9%	9/1/34	7/1/36	79	3,000	268,432
Single Family	4,256	2.4%	8.6%	10/1/32	7/1/36	41	3,195	2,166,916

Subtotal	6,158	2.4%	8.6%	10/1/32	7/1/36	34	3,195	2,952,658

7/1 Adjustable Rate
2-4 Family	20	5.0%	7.8%	9/1/34	10/1/35	128	1,500	9,725
Condominium	161	5.0%	7.0%	2/1/35	11/1/35	88	1,000	61,417
CO-OP	8	5.1%	5.6%	6/1/35	9/1/35	69	1,302	5,251
PUD	247	4.9%	6.8%	12/1/34	11/1/35	112	1,980	125,422
Single Family	671	4.1%	7.9%	9/1/33	11/1/35	68	2,280	299,324

Subtotal	1,107	4.1%	7.9%	9/1/33	11/1/35	68	2,280	501,139

10/1 Adjustable Rate
Condominium	1	5.0%	5.0%	8/1/35	8/1/35	644	644	639
CO-OP	1	5.4%	5.4%	7/1/35	7/1/35	655	655	650
PUD	18	5.4%	6.1%	2/1/35	9/1/35	480	2,250	17,632
Single Family	46	5.1%	6.3%	4/1/35	9/1/35	225	2,870	36,718

Subtotal	66	5.0%	6.3%	2/1/35	9/1/35	225	2,870	55,639

Total residential mortgages	7,572	2.4%	8.6%	10/1/32	7/1/36	$34	$3,195	$3,598,925

(a)	The tax basis of the residential mortgages and mortgage-related receivables approximates the carrying amount.
(b)	Reconciliation of carrying amount of residential mortgages and mortgage-related receivables:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Balance, beginning of period	$4,065,950	$4,676,950
Additions during period:
Accretion of discounts	6,143	7,646
Purchase price reallocation from Taberna acquisition	—	1,058
Deductions during period:
Collections of principal	(469,663)	(620,571)
Asset impairments	(3,505)	—

Balance, end of period:	$3,598,925	$4,065,083

(c) Summary of Residential Mortgages and Mortgage-Related Receivables by Geographic Location:

Location by State	Number of Loans	Interest Rate		Original Principal		Total Carrying Amount of Mortgages (a)
		Lowest	Highest	Lowest	Highest
California	3,021	3.9%	8.1%	$88	$3,000	$1,629,491
Florida	667	3.8%	8.6%	60	2,350	262,565
Virginia	441	3.9%	8.3%	105	1,750	200,620
New Jersey	262	4.4%	7.0%	94	2,000	127,331
Maryland	240	4.3%	8.4%	90	1,848	118,364
New York	191	4.5%	7.9%	69	2,500	111,785
Arizona	292	4.5%	7.5%	73	3,000	110,941
Nevada	266	4.1%	7.1%	76	2,250	108,601
Illinois	184	4.3%	7.0%	77	2,000	87,697
Washington	207	4.3%	7.1%	120	1,115	87,444
Colorado	173	4.5%	7.4%	34	2,000	76,498
Massachusetts	132	4.3%	8.4%	164	1,295	64,756
Georgia	168	4.4%	6.9%	85	1,560	62,415
North Carolina	125	4.3%	7.8%	100	1,512	57,967
Minnesota	132	4.4%	7.3%	110	1,470	55,844
Michigan	170	4.0%	7.3%	75	2,657	47,950
Connecticut	70	4.1%	6.8%	126	3,195	47,433
Texas	93	4.1%	7.4%	72	1,549	37,145
Oregon	90	4.4%	6.9%	68	1,600	29,731
Ohio	82	2.4%	8.6%	41	1,400	28,379
South Carolina	51	4.5%	6.9%	79	3,000	27,798
District of Columbia	55	4.4%	6.9%	158	1,000	27,713
Pennsylvania	69	4.0%	7.8%	59	1,700	26,653
Hawaii	36	4.5%	6.6%	90	1,400	21,951
Utah	50	4.5%	6.9%	88	3,000	21,178
Missouri	40	4.4%	7.4%	63	1,500	14,099
Wisconsin	25	4.8%	7.1%	112	1,311	12,319
Idaho	29	4.9%	7.6%	96	1,100	12,214
Tennessee	33	4.5%	7.0%	81	979	11,346
Delaware	18	4.8%	7.9%	103	1,365	7,882
New Hampshire	18	4.6%	6.4%	70	1,591	7,028
Indiana	19	4.0%	6.4%	92	680	6,637
Alabama	21	4.5%	6.1%	94	1,127	6,522
Rhode Island	16	4.5%	7.9%	120	1,000	6,376
New Mexico	7	5.3%	6.0%	179	1,250	4,404
Kentucky	14	4.5%	6.3%	111	892	4,262
Montana	6	5.1%	6.0%	141	1,500	4,107
Wyoming	3	5.5%	5.9%	683	2,585	4,008
Iowa	9	4.8%	6.0%	104	650	3,132
West Virginia	9	5.1%	6.6%	169	479	2,786
Vermont	4	5.0%	5.5%	120	1,000	2,469
Nebraska	3	5.0%	6.0%	92	935	1,757
Oklahoma	3	5.4%	6.1%	332	825	1,613
Kansas	6	4.6%	6.9%	96	615	1,458
Louisiana	4	5.6%	6.5%	107	615	1,372
North Dakota	4	4.8%	5.6%	128	520	1,145
Arkansas	4	5.4%	5.6%	99	550	1,082
Maine	3	5.5%	5.9%	108	713	1,024
South Dakota	2	5.3%	5.8%	133	620	712
Alaska	3	4.8%	5.4%	200	700	698
Mississippi	2	6.0%	6.5%	109	116	223

	7,572	2.4%	8.6%	$34	$3,195	$3,598,925

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report is included in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On February 23, 2009, we filed a current report on Form 8-K, or the 2/23/09 8-K, which reported information pursuant to Item 5.02-” Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.” We summarize this information below and this summary is qualified in its entirety by reference to the full text of the 2/23/09 8-K which is incorporated herein by reference.

Effective February 22, 2009, Daniel G. Cohen resigned as chief executive officer of RAIT Financial Trust, or RAIT. Mr. Cohen will continue to serve as a trustee on the board of trustees of RAIT, or the board. In connection with his resignation, Mr. Cohen and RAIT entered into a letter of separation dated as of February 22, 2009. Effective February 22, 2009, the board promoted Scott F. Schaeffer to serve as RAIT’s chief executive officer. Mr. Schaeffer will also continue to serve as RAIT’s president. Prior to this promotion, Mr. Schaeffer had served as RAIT’s president and chief operating officer. In connection with Mr. Schaeffer’s promotion, on February 22, 2009, the compensation committee of the board approved an amendment to Mr. Schaeffer’s employment agreement, or the Schaeffer amendment, with RAIT and RAIT and Mr. Schaeffer entered into the Schaeffer amendment. Effective February 22, 2009, the board promoted Raphael Licht to serve as RAIT’s chief operating officer. Mr. Licht will also continue to serve as RAIT’s secretary. Prior to this promotion, Mr. Licht had served as RAIT’s chief legal officer, chief administrative officer and secretary. In connection with Mr. Licht’s promotion, on February 22, 2009, the compensation committee of the board approved an amendment to Mr. Licht’s employment agreement, or the Licht amendment, with RAIT and RAIT and Mr. Licht entered into the Licht amendment.

PART III

Item 10.	Trustees, Executive Officers and Trust Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2009 annual meeting of shareholders to be filed on or before April 30, 2009, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2009 annual meeting of shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2009 annual meeting of shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Trustee Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2009 annual meeting of shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2009 annual meeting of shareholders, and is incorporated herein by reference.

PART IV

Item15.	Exhibits, Financial Statement Schedules

(a) Listed below are all financial statements, financial statement schedules, and exhibits filed as part of this 10-K and herein included.

(1)	Financial Statements

All other schedules are not applicable or are omitted since either (i) the required information is not material or (ii) the information required is included in the consolidated financial statements and notes thereto.

(2)	Exhibits

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

March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity With RAIT Financial Trust	Date

By:	/S/ BETSY Z. COHEN	Chairman of the Board and Trustee	March 2, 2009
Betsy Z. Cohen

By:	/S/ SCOTT F. SCHAEFFER	Chief Executive Officer and President (Principal Executive Officer)	March 2, 2009
Scott F. Schaeffer

By:	/S/ JACK E. SALMON	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 2, 2009
Jack E. Salmon

By:	/S/ JAMES J. SEBRA	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2009
James J. Sebra

By:	/S/ EDWARD S. BROWN	Trustee	March 2, 2009
Edward S. Brown

By:	/S/ DANIEL G. COHEN	Trustee	March 2, 2009
Daniel G. Cohen

By:	/S/ FRANK A. FARNESI	Trustee	March 2, 2009
Frank A. Farnesi

By:	/S/ S. KRISTIN KIM	Trustee	March 2, 2009
S. Kristin Kim

By:	/S/ ARTHUR MAKADON	Trustee	March 2, 2009
Arthur Makadon

By:	/S/ DANIEL PROMISLO	Trustee	March 2, 2009
Daniel Promislo

By:	/S/ JOHN F. QUIGLEY, III	Trustee	March 2, 2009
John F. Quigley, III

By:	/S/ MURRAY STEMPEL, III	Trustee	March 2, 2009
Murray Stempel, III

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (6)

3.1.6	Certificate of Correction to the Series A Articles Supplementary. (6)

3.1.7	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

3.1.8	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.2	By-laws (9).

4.1	Form of Certificate for Common Shares of Beneficial Interest. (5)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

4.4	Form of Stock Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust (“RAIT”), as issuer, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (11)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (11)

10.1	Form of Indemnification Agreement. (1)

10.2.1	Amended and Restated Employment Agreement dated as of December 11, 2006 between RAIT and Betsy Z. Cohen. (5)

10.2.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Betsy Z. Cohen. (12)

10.3.1	RAIT Executive Pension Plan for Betsy Z. Cohen as amended and restated effective as of January 1, 2005. (5)

10.3.2	Letter Amendment dated as of December 15, 2008 to RAIT Executive Pension Plan for Betsy Z. Cohen. (12)

10.4.1	Second Amended and Restated Employment Agreement dated as of December 11, 2006 between RAIT and Scott F. Schaeffer. (5)

Exhibit Number	Description of Documents
10.4.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Scott F. Schaeffer. (12)

10.4.3	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Scott F. Schaeffer. (13)

10.5.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Daniel G. Cohen and, as to Section 7.14 thereof, Taberna. (14)

10.5.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Daniel G. Cohen. (12)

10.5.3	Letter of Separation dated as of February 22, 2009 between RAIT and Daniel G. Cohen. (13)

10.6.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Jack E. Salmon and, as to Section 7.14 thereof, Taberna. (14)

10.6.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Jack E. Salmon. (12)

10.7.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Plamen Mitrikov and, as to Section 7.14 thereof, Taberna. (14)

10.7.2	Letter Agreement dated as of August 7, 2008 by and between RAIT and Plamen M. Mitrikov. (15)

10.7.3	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Plamen Mitrikov. (12)

10.8.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Raphael Licht and, as to Section 7.14 thereof, Taberna. (14)

10.8.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Raphael Licht.*

10.8.3	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Raphael Licht. (13)

10.9.1	Employment Agreement dated as of May 22, 2007, by and between RAIT and James J. Sebra. (16)

10.9.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and James J. Sebra.*

10.10.1	Employment Agreement dated as of February 5, 2008 by and between RAIT and Ken R. Frappier. (17)

10.10.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Ken R. Frappier.*

10.11	RAIT Phantom Share Plan (As Amended and Restated, Effective July 20, 2004) (the “PSP”). (18)

10.12	RAIT Financial Trust 2008 Incentive Award Plan, as Amended and Restated May 20, 2008 (the “IAP”). (19)

10.13	IAP Form of 2008 Cash Award Program Agreement. (19)

10.14	IAP Form for Employee Non-Qualified Grants. (20)

10.15	IAP Form for Employee Incentive Stock Option Grants. (20)

10.16	IAP Form for Non-Employee Trustee Grants. (20)

10.17	PSP Form for Non-Employee Trustee Grants. (20)

Exhibit Number	Description of Documents
10.18	PSP Form of Letter to Trustees regarding the redemption of Phantom Shares. (21)

10.19	PSP Form of Letter to Trustees regarding the redemption of Phantom Shares*

10.20	IAP Form of Share Award Agreement with full vesting. (21)

10.21	IAP Form of Unit Award to Cover Grants to Section 16 Officers adopted January 24, 2006. (22)

10.22	IAP Form of Unit Award to Cover Grants to Certain Section 16 Officers granted October 24, 2006. (23)

10.23	IAP Form of Unit Award to Cover Grants to Section 16 Officers adopted January 24, 2007. (24)

10.24	IAP Form of Unit Award to Cover Grants to Non-Employee Trustees adopted July 19, 2005. (21)

10.25	Taberna 2005 Equity Incentive Plan (“Taberna EIP”). (5)

10.26	Taberna EIP Form of Restricted Share Award. (25)

10.27	Form of Forfeiture Letters dated December 7, 2007. (26)

10.28	Letter Amendment to Grants of Phantom Units to Executive Officers of RAIT under IAP. (12)

10.29	Letter Amendment to Grants of Phantom Units to Non-Management Trustees under IAP.*

10.30	Assignment of Lease dated December 11, 2006 between RAIT and Taberna Capital Management, LLC. (25)

10.31	Amendment No. 2 to lease dated as of November 1, 2005 between 450 Park LLC and Taberna. (25)

10.32	Sublease Agreement dated as of April 1, 2006 between Cohen Brothers, LLC and Taberna Capital Management, LLC. (25)

10.33	Notation of Guarantee by RAIT Partnership, L.P. and RAIT Asset Holdings, LLC as guarantors. (11)

10.34	Master Repurchase Agreement dated as of September 19, 2008, as amended and restated as of October 27, 2008, between Wilmington Trust Company, as agent for Cedric LLC, as buyer, and Taberna Loan Holdings I, LLC, as seller (the “TLHI Agreement”). (27)

10.35	Master Repurchase Agreement dated as of September 19, 2008 between Wilmington Trust Company, as agent for Cedric LLC, as buyer, and RAIT CRE Holdings, LLC, as seller (the “RAIT CRE Agreement”). (28)

10.36	Parent Guarantee dated as of September 19, 2008 made by RAIT and Taberna in favor of Wilmington Trust Company, as agent for Cedric LLC relating to the TLHI Agreement. (28)

10.37	Parent Guarantee dated as of September 19, 2008 made by RAIT and Taberna in favor of Wilmington Trust Company, as agent for Cedric LLC relating to the RAIT CRE Agreement. (28)

12.1	Statements regarding computation of ratios as of December 31, 2008.*

12.2	Statements regarding computation of ratios as of June 30, 2008.*

21.1	List of Subsidiaries.*

23.1	Consent of Grant Thornton LLP.*

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT Financial Trust.*

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT Financial Trust.*

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT Financial Trust.*

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT Financial Trust.*

99.1	Material U.S. Federal Income Tax Considerations.*

*	Filed herewith
(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(7)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(9)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2008 (File No. 1-14760).
(10)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(12)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on December 19, 2008 (File No. 1-14760).
(13)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on February 23, 2009 (File No. 1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on June 13, 2006 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 13, 2008 (File No. 1-14760).
(16)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 24, 2007 (File No. 1-14760).
(17)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 11, 2008 (File No. 1-14760).
(18)	Incorporated herein by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2004 (File No. 1-14760).
(19)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 27, 2008 (File No. 1-14760).
(20)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended September 30, 2004 (File No. 1-14760).
(21)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on July 25, 2005 (File No. 1-14760).
(22)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on January 27, 2006 (File No. 1-14760).
(23)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on October 30, 2006 (File No. 1-14760).
(24)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on January 27, 2007 (File No. 1-14760).
(25)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-14760).
(26)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-14760)
(27)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 31, 2008 (File No. 1-14760).
(28)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 25, 2008 (File No. 1-14760).