Form 10-Q
period 2009-03-31
RAIT Financial Trust
filed 2009-05-11
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒  No

A total of 64,917,485 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding as of May 7, 2009.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of March 31, 2009	As of December 31, 2008
		(As revised)
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,842,807	$2,041,112
Residential mortgages and mortgage-related receivables	3,490,698	3,598,925
Allowance for losses	(226,052)	(171,973)

Total investments in mortgages and loans	5,107,453	5,468,064
Investments in securities and security-related receivables, at fair value	1,809,444	1,920,883
Investments in real estate interests	501,459	367,739
Cash and cash equivalents	40,974	27,463
Restricted cash	177,286	197,366
Accrued interest receivable	92,560	99,609
Other assets	28,106	29,464
Deferred financing costs, net of accumulated amortization of $7,133 and $5,781, respectively	29,523	30,875
Intangible assets, net of accumulated amortization of $81,837 and $81,522, respectively	9,672	9,987

Total assets	$7,796,477	$8,151,450

Liabilities and Equity
Indebtedness:
Secured credit facilities and other indebtedness ($15,221 and $15,221 at fair value, respectively)	$166,203	$178,625
Mortgage-backed securities issued	3,269,861	3,364,151
Trust preferred obligations, at fair value	188,116	162,050
CDO notes payable ($546,962 and $577,750 at fair value, respectively)	1,964,212	2,029,500
Convertible senior notes	377,873	382,779

Total indebtedness	5,966,265	6,117,105
Accrued interest payable	91,353	80,099
Accounts payable and accrued expenses	12,793	20,488
Derivative liabilities	572,124	613,852
Deferred taxes, borrowers’ escrows and other liabilities	38,822	50,565

Total liabilities	6,681,357	6,882,109

Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	16
Common shares, $0.01 par value per share, 200,000,000 shares authorized, 64,912,089 and 64,842,571 issued and outstanding, including 53,638 and 76,690 unvested restricted share awards, respectively	649	648
Additional paid in capital	1,615,067	1,613,853
Accumulated other comprehensive income (loss)	(235,045)	(231,425)
Retained earnings (deficit)	(448,291)	(304,059)

Total shareholders’ equity	932,447	1,079,084
Noncontrolling interests	182,673	190,257

Total equity	1,115,120	1,269,341

Total liabilities and equity	$7,796,477	$8,151,450

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended March 31
	2009	2008
		(As revised)
Revenue:
Investment interest income	$151,093	$185,290
Investment interest expense	(103,020)	(133,113)

Net interest margin	48,073	52,177
Rental income	10,289	3,261
Fee and other income	2,820	7,409

Total revenue	61,182	62,847
Expenses:
Compensation expense	5,638	8,169
Real estate operating expense	9,744	2,672
General and administrative expense	4,257	4,813
Provision for losses	119,504	10,273
Depreciation expense	4,041	1,166
Amortization of intangible assets	315	7,071

Total expenses	143,499	34,164

Income (loss) before other income (expense), taxes and discontinued operations	(82,317)	28,683
Interest and other income	601	1,113
Gains on extinguishment of debt	35,207	—
Change in fair value of free-standing derivatives	—	(37,203)
Change in fair value of financial instruments	(99,805)	255,850
Unrealized gains (losses) on interest rate hedges	(242)	81
Equity in income (loss) of equity method investments	(7)	(37)
Asset impairments	—	(10,694)

Income (loss) before taxes and discontinued operations	(146,563)	237,793
Income tax benefit	36	141

Income (loss) from continuing operations	(146,527)	237,934
Income (loss) from discontinued operations	(1,887)	(441)

Net income (loss)	(148,414)	237,493
(Income) loss allocated to preferred shares	(3,406)	(3,406)
(Income) loss allocated to noncontrolling interests	7,588	(104,059)

Net income (loss) allocable to common shares	$(144,232)	$130,028

Earnings (loss) per share—Basic:
Continuing operations	$(2.19)	$2.13
Discontinued operations	(0.03)	(0.01)

Total earnings (loss) per share—Basic	$(2.22)	$2.12

Weighted-average shares outstanding—Basic	64,949,070	61,266,045

Earnings (loss) per share—Diluted:
Continuing operations	$(2.19)	$2.13
Discontinued operations	(0.03)	(0.01)

Total earnings (loss) per share—Diluted	$(2.22)	$2.12

Weighted-average shares outstanding—Diluted	64,949,070	61,282,820

Distributions declared per common share	$—	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2009	2008
		(As revised)
Net income (loss)	$(148,414)	$237,493
Other comprehensive income (loss):
Change in fair value of interest rate hedges	8,245	(38,534)
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income (loss)	242	(81)
Realized (gains) losses on interest rate hedges reclassified to earnings	2,355	2,510
Change in fair value of available-for-sale securities	(13,785)	(6,692)
Realized (gains) losses on available-for-sale securities reclassified to earnings	—	1,814

Total other comprehensive income (loss)	(2,943)	(40,983)

Comprehensive income (loss)	(151,357)	196,510
Allocation to noncontrolling interests	(677)	393

Comprehensive income (loss) allocated to common shares	$(152,034)	$196,903

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2009	2008
		(As revised)
Operating activities:
Net income (loss)	$(148,414)	$237,493
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	119,504	10,273
Amortization of deferred compensation	1,285	2,145
Depreciation and amortization	4,501	8,452
Amortization of deferred financing costs and debt discounts	4,607	3,762
Accretion of discounts on investments	(1,617)	(1,625)
(Gains) losses on extinguishment of debt	(35,207)	—
(Gain) loss on deconsolidation of VIE	2,052	—
Change in fair value of financial instruments	99,805	(255,850)
Unrealized gains on interest rate hedges	242	(81)
Equity in loss of equity method investments	7	37
Asset impairments	—	10,694
Unrealized foreign currency (gains) losses on investments	192	(332)
Changes in assets and liabilities:
Accrued interest receivable	3,524	3,625
Other assets	(2,509)	(3,166)
Accrued interest payable	11,522	7,039
Accounts payable and accrued expenses	(9,248)	(5,028)
Deferred taxes, borrowers’ escrows and other liabilities	(21,332)	11,820

Cash flow from operating activities	28,914	29,258
Investing activities:
Purchase and origination of securities for investment	(1,332)	(43,092)
Purchase and origination of loans for investment	(6,711)	(36,184)
Principal repayments on loans	119,980	132,929
Investment in real estate interests	(7,756)	(774)
Decrease in restricted cash	5,215	111,396

Cash flow from investing activities	109,396	164,275
Financing activities:
Proceeds from other indebtedness	1,177	—
Repayments on repurchase agreements and other indebtedness	(7,541)	(71,113)
Repayments on residential mortgage-backed securities	(96,587)	(103,228)
Proceeds from issuance of CDO notes payable	—	15,000
Repayments and repurchase of CDO notes payable	(17,032)	(96,536)
Repurchase of convertible senior notes	(1,454)	—
Common share issuance, net of costs incurred	44	66
Distributions paid to preferred shares	(3,406)	(3,406)
Distributions paid to common shares	—	(28,068)

Cash flow from financing activities	(124,799)	(287,285)

Net change in cash and cash equivalents	13,511	(93,752)
Cash and cash equivalents at the beginning of the period	27,463	127,987

Cash and cash equivalents at the end of the period	$40,974	$34,235

Supplemental cash flow information:
Cash paid for interest	$75,838	$117,209
Cash paid for taxes	—	158
Non-cash increase (decrease) in trust preferred obligations	91,869	(56,250)
Distributions payable	—	28,083
Non-cash increase in investments in real estate interests from the foreclosure of loans	142,781	31,000

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 1: THE COMPANY

RAIT Financial Trust invests in and manages a portfolio of real-estate related assets and provides a comprehensive set of debt financing options to the real estate industry. References to “RAIT”, “we”, “us”, and “our” refer to RAIT Financial Trust and its subsidiaries, unless the context otherwise requires. We conduct our business through our subsidiaries, RAIT Partnership, L.P. and Taberna Realty Finance Trust, as well as through their respective subsidiaries. RAIT is a self-managed and self-advised Maryland real estate investment trust, or REIT. Taberna is also a Maryland REIT.

We finance a substantial portion of our investments through borrowing and securitization strategies seeking to match the maturities and terms of our financings with the maturities and terms of those investments, and to mitigate interest rate risk through derivative instruments.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

b. Principles of Consolidation

The consolidated financial statements reflect our accounts and the accounts of our majority-owned and/or controlled subsidiaries. We also consolidate entities that are variable interest entities, or VIEs, where we have determined that we are the primary beneficiary of such entities. The portions of these entities that we do not own are presented as noncontrolling interest as of the dates and for the periods presented in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

On January 1, 2008, we adopted Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. In applying SFAS No. 159, we classified certain available-for-sale securities as trading securities on January 1, 2008 when they were elected under the fair value option. Trading securities are carried at their estimated fair value, with changes in fair value reported in earnings.

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

e. Allowance for Losses

We maintain an allowance for losses on our investments in commercial mortgages, mezzanine loans and residential mortgages and mortgage-related receivables. Our allowance for losses is based on management’s evaluation of known losses and inherent risks, for example, historical and industry loss experience, economic conditions and trends, estimated fair values, the quality of collateral and other relevant factors. Specific allowances for losses on our commercial and mezzanine loans are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. Our allowance for loss on residential mortgage loans is evaluated collectively for impairment as the mortgage loans are homogenous pools of residential mortgages. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries).

f. Transfers of Financial Assets

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

g. Revenue Recognition

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

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

2)	Fee and other income—We generate fee and other income through our various subsidiaries by providing (a) ongoing asset management services to investment portfolios under cancelable management agreements and (b) providing or arranging to provide financing to our borrowers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. Asset management fees are an administrative cost of a securitization entity and are paid by the administrative trustee on behalf of its investors. These asset management fees are recognized when earned. Asset management fees from consolidated CDOs are eliminated in consolidation. During the three-month periods ended March 31, 2009 and 2008, we earned $4,977 and $8,083, respectively, of asset management fees, of which we eliminated $2,856 and $4,389, respectively, upon consolidation of CDOs of which we are the primary beneficiary.

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

i. Fair Value of Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157, which requires additional disclosures about our assets and liabilities that we measure at fair value. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

•

Level 1: Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at level 1 fair value generally are equity securities listed in active markets. As such, valuations of these investments do not entail a significant degree of judgment.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

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

•

Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset. Generally, assets and liabilities carried at fair value and included in this category are trust preferred securities, or TruPS, and subordinated debentures, trust preferred obligations and CDO notes payable where observable market inputs do not exist.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

We maintain various taxable REIT subsidiaries, or TRSs, which may be subject to U.S. federal, state and local income taxes and foreign taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by us with respect to our interest in domestic TRSs. Deferred income tax assets and liabilities are computed based on temporary differences between our GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. We evaluate the realizability of our deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognize a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast our business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in income tax expense on the consolidated statements of operations.

From time to time, our TRSs generate taxable income from intercompany transactions. The TRS entities generate taxable revenue from fees for services provided to CDO entities. Some of these fees paid to the TRS entities are capitalized as deferred financing costs by the CDO entities. Certain CDO entities may be consolidated in our financial statements pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51”, or FIN 46R. In consolidation, these fees are eliminated when the CDO entity is included in the consolidated group. Nonetheless, all income taxes are accrued by the TRSs in the year in which the taxable revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our income on a current basis, whether or not distributed. Upon distribution of any previously included income, no incremental U.S. federal, state, or local income taxes would be payable by us.

The TRS entities may be subject to tax laws that are complex and potentially subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. We and Taberna review the tax balances of our TRS entities quarterly and as new information becomes available, the balances are adjusted as appropriate.

Certain TRS entities are currently subject to ongoing tax examinations and assessments in various jurisdictions. The IRS is currently examining Taberna Capital Management LLC’s federal income tax returns for the 2006 tax year. The IRS is also currently examining Taberna Funding LLC’s federal income tax returns for the 2007 tax year. We anticipate that the IRS will complete these examinations in 2009. While the completion of these IRS reviews could result in an adjustment to the total tax expense recorded in prior periods, we do not anticipate the resolution of these matters will result in a significant change to our consolidated financial position or results of operations.

k. Recent Accounting Pronouncements

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 141R which replaces SFAS No. 141, “Business Combinations”, or SFAS No. 141R. Among other things, SFAS No. 141R broadens the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The adoption of SFAS No. 141R did not have any effect on our historical financial statements. See Note 5 for the application of this standard to transactions that occurred during the three-month period ended March 31, 2009.

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

owners. Upon adoption, we reclassified amounts in our historical balance sheet financial statement caption “minority interests” to the new caption promulgated by SFAS No. 160, “noncontrolling interests”. The new caption is presented within equity on the consolidated balance sheet. Furthermore, the allocation of any net income to noncontrolling interests is also presented in our consolidated statements of operations, however it is presented below net income. Upon adoption, all prior periods presented were reclassified to be comparable to the current period presentation.

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133”, or SFAS No. 161. SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material effect on our financial statements. See Note 7 for disclosures required by SFAS No. 161.

On January 1, 2009, we adopted Financial Accounting Standards Board, or FASB, Staff Position, or FSP, Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The equity component is presented in shareholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. Upon adoption, we recorded a discount on our issued and outstanding convertible senior notes of $1,996. This discount reflects the fair value of the embedded conversion option within the convertible debt instruments and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in our convertible debt agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the convertible senior notes were issued. The discount will be amortized to interest expense through April 15, 2012, the date at which holders of our convertible senior notes could require repayment. Upon adoption, all prior periods were restated to reflect the retrospective application of APB 14-1 to all prior periods. The cumulative amortization of the discount recorded was $607 through December 31, 2008. The amortization recorded during the three-month periods ended March 31, 2009 and 2008 was $94 and $88, respectively.

On January 1, 2009, we adopted FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, or FSP No. 140-3. FSP No. 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. FSP No. 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP No. 140-3 is effective for fiscal years beginning after November 15, 2008. The adoption of FSP No. 140-3 did not have a material effect on our consolidated financial statements.

On January 1, 2009, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions are Participating Securities”, or FSP EITF 03-6-1. FSP EITF 03-6-1 clarifies whether instruments granted in share-based payment transactions should be included in the computation of earnings per share using the two-class method prior to vesting. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Upon adoption, we classified unvested restricted shares issued under our 2008 Equity Compensation plan as participating securities. These unvested restricted shares participate equally in dividends and earnings with all of our outstanding common shares. We retrospectively applied the requirements of this standard to all prior periods by including 225,440 unvested restricted shares in the computation of our basic earnings per share for the three-month period ended March 31, 2008. Prior to this standard, unvested restricted shares were only included in our diluted earnings per share computation under the treasury stock method. The adoption of FSP EITF 03-6-1 resulted in a decrease of $0.02 total earnings per share – basic and diluted for the three-month period ended March 31, 2008.

Our adoption of SFAS No. 160, FSP APB 14-1 and FSP EITF 03-6-1 required the retrospective application of the requirements to all prior periods presented. As a result, these columns are now labeled “As revised”.

        In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP FAS No. 115-2 and FAS 124-2. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management is currently evaluating the impact that FSP FAS No. 115-2 and FAS 124-2 may have on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS No. 107-1 and APB 28-1. This FSP amends Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if a company also elects to early adopt FSP FAS 115-2 and FAS 124-2. Management is currently evaluating the impact that FSP FAS No. 107-1 and APB 28-1 may have on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157- 4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly”, or FSP FAS No. 157-4. FSP FAS No. 157-4 amends SFAS No. 157 to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Management is currently evaluating the impact that FSP FAS No. 157-4 may have on our financial statements.

NOTE 3: INVESTMENTS IN LOANS

Our investments in mortgages and loans are accounted for at amortized cost.

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of March 31, 2009:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon	Range of Maturity Dates
Commercial mortgages	$1,070,698	$—	$1,070,698	82	7.4%	May 2009 to Mar. 2016
Mezzanine loans	439,803	(2,895)	436,908	133	10.0%	May 2009 to Aug. 2021
Other loans	177,133	(2,527)	174,606	12	5.1%	Apr. 2010 to Oct. 2016
Preferred equity interests	171,509	—	171,509	36	11.6%	May 2009 to Sept. 2021

Total	1,859,143	(5,422)	1,853,721	263	8.2%

Deferred fees	(10,914)	—	(10,914)

Total	$1,848,229	$(5,422)	$1,842,807

The following table summarizes the delinquency statistics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of March 31, 2009 and December 31, 2008:

Delinquency Status	As of March 31, 2009	As of December 31, 2008
30 to 59 days	$22,765	$610
60 to 89 days	750	8,360
90 days or more	95,176	95,523
In foreclosure or bankruptcy proceedings	38,996	101,054

Total	$157,687	$205,547

As of March 31, 2009 and December 31, 2008, approximately $177,233 and $186,040, respectively, of our commercial mortgages and mezzanine loans were on non-accrual status and had a weighted-average interest rate of 11.1% and 12.1%, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

Investments in Residential Mortgages and Mortgage-Related Receivables

The following tables summarize our investments in residential mortgages and mortgage-related receivables as of March 31, 2009:

	Unpaid Principal Balance	Unamortized (Discount)	Carrying Amount	Number of Loans and Mortgage- Related Receivables	Weighted- Average Interest Rate	Average Contractual Maturity Date
3/1 Adjustable rate	$87,672	$(590)	$87,082	235	5.6%	August 2035
5/1 Adjustable rate	2,874,731	(8,664)	2,866,067	5,973	5.6%	September 2035
7/1 Adjustable rate	486,735	(2,073)	484,662	1,072	5.7%	July 2035
10/1 Adjustable rate	53,239	(352)	52,887	62	5.7%	June 2035

Total	$3,502,377	$(11,679)	$3,490,698	7,342	5.6%

Our residential mortgages and mortgage-related receivables are pledged as collateral in mortgage securitizations. These mortgage securitizations have issued mortgage-backed securities to finance these obligations with a principal balance outstanding of $3,291,613 and $3,388,199 as of March 31, 2009 and December 31, 2008, respectively. These securitization transactions occurred after the residential mortgages were acquired in whole-loan portfolio transactions. In each of these residential mortgage securitizations, we retained all of the subordinated and non-rated mortgage-backed securities issued. These securitization entities are non-qualified special purpose entities and are considered VIEs. Because we retained all of the subordinated and non-rated residential mortgage-backed securities, or RMBS, issued, we are the primary beneficiary of these entities and consolidate each of the residential mortgage securitization trusts. As of March 31, 2009 and December 31, 2008, the estimated fair value of our residential mortgage loans and mortgage-related receivables was $1,475,287 and $1,587,731, respectively. As of March 31, 2009 and December 31, 2008, approximately 45.4% and 45.3%, respectively, of our residential mortgage loans were in the state of California.

The following table summarizes the delinquency statistics of our residential mortgages and mortgage-related receivables as of March 31, 2009 and December 31, 2008:

Delinquency Status	As of March 31, 2009	As of December 31, 2008
30 to 59 days	$71,600	$68,239
60 to 89 days	56,581	42,148
90 days or more	92,883	69,363
In foreclosure, bankrupt or real estate owned	165,660	124,517

Total	$386,724	$304,267

As of March 31, 2009 and December 31, 2008, residential mortgages and mortgage-related receivables with an unpaid principal balance of $306,876 and $236,027, respectively, and a carrying amount of $305,218 and $231,044, respectively, were on non-accrual status and had a weighted-average coupon of 6.0%.

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

As of March 31, 2009 and December 31, 2008, we maintained an allowance for losses as follows:

	As of March 31, 2009	As of December 31, 2008
Commercial mortgages, mezzanine loans and other real estate related assets	$126,229	$117,737
Residential mortgages and mortgage-related receivables	99,823	54,236

Total allowance for losses	$226,052	$171,973

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

The following table provides a roll-forward of our allowance for losses for the three-month periods ended March 31, 2009 and 2008:

	For the Three-Month Period Ended March 31, 2009	For the Three-Month Period Ended March 31, 2008
Balance, beginning of period	$171,973	$26,389
Additions	119,504	10,273
Deductions for charge-offs	(65,425)	(987)

Balance, end of period	$226,052	$35,675

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of March 31, 2009:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon	Weighted Average Years to Maturity
Trading securities
TruPS and subordinated debentures	$3,137,345	$(1,757,402)	$1,379,943	5.7%	26.3
Other securities	10,000	(9,300)	700	5.8%	43.6

Total trading securities	3,147,345	(1,766,702)	1,380,643	5.7%	26.3
Available-for-sale securities	48,283	(45,858)	2,425	7.3%	32.8

Security-related receivables
TruPS and subordinated debenture receivables	366,019	(218,592)	147,427	7.6%	21.3
Unsecured REIT note receivables	377,616	(129,438)	248,178	6.0%	7.6
CMBS receivables (1)	224,434	(195,077)	29,357	5.7%	34.5
Other securities	43,484	(42,070)	1,414	3.2%	40.9

Total security-related receivables	1,011,553	(585,177)	426,376	6.5%	14.3

Total investments in securities	$4,207,181	$(2,397,737)	$1,809,444	5.9%	23.5

(1)	CMBS receivables include securities with a fair value totaling $15,121 that are rated “BBB+” and “BB-” by Standard & Poor’s and securities with a fair value totaling $14,236 that are rated between “AAA” and “A-” by Standard & Poor’s.

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

As of March 31, 2009 and December 31, 2008, $412,844 and $413,625, respectively, in principal amount of TruPS, subordinated debentures and subordinated debenture receivables were on non-accrual status and had a weighted-average coupon of 5.8% and 7.0%, respectively, and a fair value of $7,151 and $16,589, respectively. As of March 31, 2009 and December 31, 2008, $43,982 in principal amount available-for-sale securities were on non-accrual status and had a weighted-average coupon of 5.8% and 7.0%, respectively, and a fair value of $206 and $308, respectively.

        Some of our investments in securities collateralize debt issued through CDO entities. Our TruPS CDO entities are static pools and prohibit, in most cases, the sale of such securities until the mandatory auction call period, typically 10 years from the CDO entity’s inception. At or subsequent to the mandatory auction call date, the remaining securities will be offered for sale and the proceeds will be used to repay outstanding indebtedness and liquidate the CDO entity. The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of March 31, 2009 and December 31, 2008, investment in securities of $3,219,803 and $3,204,360, respectively, in principal amount of TruPS and subordinated debentures, and $613,345 and $605,445, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities. Some of these investments were eliminated upon the consolidation of various VIEs that we consolidate and the corresponding subordinated debentures of the VIEs are included as assets in our consolidated balance sheets.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 5: INVESTMENTS IN REAL ESTATE INTERESTS

As of March 31, 2009, we maintained investments in 24 consolidated real estate properties and three parcels of land. As of December 31, 2008, we maintained investments in 15 consolidated real estate properties and two parcels of land.

The table below summarizes the book value amounts included in our financial statements for our investments in real estate interests:

	As of March 31, 2009	As of December 31, 2008
Multi-family real estate properties	$314,465	$243,198
Office real estate properties	139,862	131,285
Retail real estate property	33,685	—
Parcels of land	22,208	614

Subtotal	510,220	375,097
Plus: Escrows and reserves	4,724	4,404
Less: Accumulated depreciation and amortization	(13,485)	(11,762)

Investments in real estate interests	$501,459	$367,739

During the three-month period ended March 31, 2009, we completed the conversion of 11 commercial real estate loans to real estate owned properties. The 11 real estate properties are comprised of the following: seven multi-family properties, one office property, one retail property, one parcel of land and a vacant building. We previously held bridge or mezzanine loans with respect to these real estate properties.

On January 1, 2009, we adopted SFAS No. 141R, which defines a business as an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return directly to investors. All entities constituting a business (as defined) are subject to SFAS No. 141R, including real estate acquisitions (generally limited to acquisitions of rental properties with tenants in place, not vacant land or owner-occupied property). Of the 11 commercial real estate loans that were converted to real estate owned properties, we determined that nine properties met the criteria of a business as defined by SFAS No. 141R. These nine properties are comprised of the seven multi-family properties, one office property and one retail property. The parcel of land and vacant building did not meet the criteria of a business as defined under SFAS No. 141R. We accounted for the conversion of these two properties in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”, or SFAS No. 144.

Real estate interests accounted for under SFAS No. 141R

The following table summarizes the aggregate estimated fair value of the net assets acquired and liabilities assumed during the three-month period ended March 31, 2009, on the respective date of each conversion, for the real estate interests accounted for under SFAS No. 141R.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate interests	$113,202
Cash and cash equivalents	800
Restricted cash	2,451
Other assets	556
Goodwill	—

Total assets acquired	117,009
Liabilities assumed:
Accounts payable and accrued expenses	1,046
Other liabilities	624

Total liabilities assumed	1,670

Estimated fair value of net assets acquired	$115,339

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective conversion date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans	$110,320
Other considerations	5,173

Total fair value of consideration transferred	$115,493

Unaudited pro forma information relating to the acquisition of these real estate properties is presented below as if the conversion occurred on January 1, 2008 and 2009. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Three-Month Period Ended March 31, 2009	For the Three-Month Period Ended March 31, 2008
	(unaudited)
Total revenue, as reported	$61,182	$62,847
Pro forma revenue	63,570	67,087
Net income (loss) allocable to common shares, as reported	(144,232)	130,028
Pro forma net income (loss) allocable to common shares	(145,004)	129,415

These amounts have been calculated after adjusting the results of the acquired businesses to reflect the additional depreciation that would have been charged assuming the fair value adjustments to our investments in real estate interests had been applied from January 1, 2008 and 2009, respectively, together with the consequential tax effects.

During the three-month period ended March 31, 2009, these investments contributed revenue of $1,351 and a net loss of $(265) to us. During the three-month period ended March 31 2009, we incurred $154 of third-party acquisition-related costs, which are included in general and administrative expenses in our consolidated statement of operations.

We have not yet completed the process of estimating the fair value of assets acquired and liabilities assumed. Accordingly, our preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as we complete the process. We expect to finalize the allocation of the purchase price during the second quarter of 2009. In accordance with SFAS No. 141R, changes, if any, to the preliminary estimates and allocation will be reported in our financial statements retrospectively.

Real estate interests accounted for under SFAS No. 144

During the three-month period ended March 31, 2009, we completed the conversion of one parcel of land and a vacant building to real estate owned properties. We previously held bridge or mezzanine loans with respect to these real estate properties. We accounted for these conversions in accordance with SFAS No. 144. On the respective date of each conversion, the parcel of land had a fair value of $21,595 and the vacant building had a fair value of $15,500. As of March 31, 2009, we have classified the vacant building as assets held-for-sale and reported the net loss from this entity as a component of discontinued operations for the three-month period ended March 31, 2009.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness as of March 31, 2009:

Description	Unpaid Principal Balance	Carrying Amount	Interest Rate Terms	Weighted- Average Interest Rate	Contractual Maturity
Secured credit facilities and other indebtedness	$188,807	$166,203	2.5% to 13.0%	5.7%	2009 to 2037
Mortgage-backed securities issued (1)(2)(3)	3,291,613	3,269,861	4.5% to 5.8%	5.1%	2035
Trust preferred obligations (4)	451,328	188,116	0.5% to 9.2%	4.1%	2035
CDO notes payable—amortized cost (1)(5)	1,417,250	1,417,250	0.8% to 4.5%	1.7%	2036 to 2045
CDO notes payable—fair value (1)(4)(6)	3,591,426	546,962	1.6% to 10.0%	2.1%	2035 to 2038
Convertible senior notes (7)	379,168	377,873	6.9%	6.9%	2027

Total indebtedness	$9,319,592	$5,966,265		3.5%

(1)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(2)	Collateralized by $3,502,377 principal amount of residential mortgages and mortgage-related receivables. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(3)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.
(4)	Relates to liabilities which we elected to record at fair value under SFAS No. 159.
(5)	Collateralized by $1,772,304 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $4,166,338 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of March 31, 2009 was $1,901,393. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Our convertible senior notes are redeemable, at the option of the holder, in April 2012.

The current status or activity in our financing arrangements occurring as of or during the three-month period ended March 31, 2009 is as follows:

Secured Credit Facilities and Other Indebtedness

The following table summarizes our secured credit facilities and other indebtedness as of March 31, 2009:

Description	Unpaid Principal Balance	Carrying Amount	Current Weighted- Average Interest Rate	Contractual Maturity
Loans payable on real estate interests	$60,622	$60,622	4.9%	Apr. 2010 to Feb. 2016
Secured credit facilities	53,494	53,494	3.1%	Jun. 2009 to Apr. 2010
Junior subordinated notes, at fair value (1)	38,051	15,221	8.7%	2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	2037
Term loan indebtedness	11,540	11,766	13.0%	May 2009 to Aug. 2010

Total	$188,807	$166,203	5.7%

(1)	Relates to liabilities which we elected to record at fair value under SFAS No. 159.

Secured credit facilities. As of March 31, 2009, we have secured credit facilities with three financial institutions pursuant to which we have borrowed $53,494. Two secured credit facilities mature in 2009 and one secured credit facility matures in 2010, at which time the amounts borrowed become due and payable. Our credit facilities are secured by commercial mortgages and mezzanine loans.

Mortgage-Backed Securities Issued

We finance our investments in residential mortgages through the issuance of mortgage-backed securities by non-qualified special purpose securitization entities that are owner trusts. The mortgage-backed securities issued maintain the identical terms of the

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

underlying residential mortgage loans with respect to maturity, duration of the fixed-rate period and floating rate reset provision after the expiration of the fixed-rate period. Principal payments on the mortgage-backed securities issued are match-funded by the receipt of principal payments on the residential mortgage loans. Although residential mortgage loans which have been securitized, are consolidated on our balance sheet, the non-qualified special purpose entities that hold such residential mortgage loans are separate legal entities. Consequently, the assets of these non-qualified special purpose entities collateralize the debt of such entities and are not available to our creditors. As of March 31, 2009 and December 31, 2008, $3,502,377 and $3,611,860, respectively, of principal amount residential mortgages and mortgage-related receivables collateralized our mortgage-backed securities issued. During the three-months ended March 31, 2009, the non-qualified special purpose securitization entities repaid $96,587 of mortgage-backed securities issued through proceeds received upon repayment of the underlying residential mortgages.

CDO Notes Payable

CDO notes payable represent notes issued by CDO entities which are used to finance the acquisition of TruPS, unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates.

CDO notes payable, at fair value.

Several of our consolidated CDOs are failing overcollateralization, or OC, trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the three-months ended March 31, 2009, $10,896 of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Convertible Senior Notes

On January 1, 2009, we adopted APB 14-1 and upon adoption, we recorded a retrospective discount on our issued and outstanding convertible senior notes of $1,996. This discount reflects the fair value of the embedded conversion option within the convertible debt instruments and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in our convertible debt agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the convertible senior notes were issued. The discount will be amortized to interest expense through April 15, 2012, the date at which holders of our convertible senior notes could require repayment. Upon adoption, all prior periods were restated to reflect the retroactive adoption of APB 14-1 and total discount amortization recorded through December 31, 2008 was $607.

Debt Repurchases

During the three-months ended March 31, 2009, we repurchased, from the market, a total of $39,500 in aggregate principal amount of CDO notes payable issued by RAIT Preferred Funding II, Ltd and of our convertible senior notes. The aggregate purchase price was $4,571, including $165 of accrued interest, and we recorded gains on extinguishment of debt of $35,207.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of March 31, 2009, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

Foreign Currency Derivatives

We have entered into various foreign currency derivatives to hedge our exposure to changes in the value of a U.S. dollar as compared to foreign currencies, primarily the Euro. Our foreign currency derivatives are recorded at fair value in our financial statements, with changes in fair value recorded in earnings.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009		As of December 31, 2008
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$3,686,542	$(572,124)	$3,685,692	$(613,852)
Interest rate caps	51,000	1,477	51,000	863
Basis swaps	—	—	50,000	—
Foreign currency derivatives:
Currency options	736	5	2,127	21

Net fair value	$3,738,278	$(570,642)	$3,788,819	$(612,968)

The following table summarizes the effect on income by derivative instrument type for the following periods:

	For the Three-Month Period Ended March 31, 2009		For the Three-Month Period Ended March 31, 2008
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges—Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)
Interest rate swaps	$(2,355)	$(225)	$(2,510)	$72
Currency options	—	(17)	—	9

Total	$(2,355)	$(242)	$(2,510)	$81

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

On January 1, 2008, we adopted SFAS No. 159 for certain of our CDO notes payable. Upon the adoption of SFAS No. 159, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. At the time of hedge accounting discontinuance on January 1, 2008 for these cash flow hedges, the balance included in accumulated other comprehensive income (loss) that will be reclassified to earnings over the remaining term of the related hedges was $102,532. As of March 31, 2009, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $2,811,761 and had a liability balance with a fair value of $447,170. During the three-month periods ended March 31, 2009 and 2008, the change in value of these hedges was an increase of $8,293 and a decrease of $144,436, respectively, and was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

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

During the three-month period ended March 31, 2008, two of our warehouse facilities terminated. As such, we did not expect that we would recover our warehouse deposits. As a result, as of March 31, 2008, we fully accrued for the contingency of losing our $32,059 of warehouse deposits in other liabilities. The accrual was charged to earnings through the change in fair value of free-standing derivatives. Subsequent to March 31, 2008, we did not recover our warehouse deposit and charged off our deposits accordingly.

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

The following table summarizes the carrying amount and the fair value of our financial instruments as of March 31, 2009:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Investments in mortgages and loans:
Commercial mortgages, mezzanine loans and other loans	$1,842,807	$1,721,673
Residential mortgages and mortgage-related receivables	3,490,698	1,475,887
Investments in securities and security-related receivables	1,809,444	1,809,444
Cash and cash equivalents	40,974	40,974
Restricted cash	177,286	177,286
Derivative assets	1,482	1,482

Liabilities
Indebtedness:
Secured credit facilities and other indebtedness	166,203	151,143
Mortgage-backed securities issued	3,269,861	1,460,422
Trust preferred obligations	188,116	188,116
CDO notes payable—at amortized cost	1,417,250	471,525
CDO notes payable—at fair value	546,962	546,962
Convertible senior notes	377,873	104,271
Derivative liabilities	572,124	572,124

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Trading securities
TruPS and subordinated debentures	$—	$—	$1,379,943	$1,379,943
Other securities	—	700	—	700
Available-for-sale securities	—	2,425	—	2,425
Security-related receivables
TruPS and subordinated debenture receivables	—	—	147,427	147,427
Unsecured REIT note receivables	—	248,178	—	248,178
CMBS receivables	—	29,357	—	29,357
Other securities	—	1,414	—	1,414
Derivative assets	—	1,482	—	1,482

Total assets	$—	$283,556	$1,527,370	$1,810,926

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Junior subordinated notes, at fair value	$—	$15,221	$—	$15,221
Trust preferred obligations	—	—	188,116	188,116
CDO notes payable, at fair value	—	—	546,962	546,962
Derivative liabilities	—	572,124	—	572,124

Total liabilities	$—	$587,345	$735,078	$1,322,423

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three months ended March 31, 2009:

Assets	Trading Securities— TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2008	$1,472,611	$172,055	$1,644,666
Change in fair value of financial instruments	(203,693)	(20,914)	(224,607)
Purchases and sales, net	111,025	(3,714)	107,311

Balance, as of March 31, 2009	$1,379,943	$147,427	$1,527,370

Liabilities	Trust Preferred Obligations	CDO Notes Payable, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2008	$162,050	$577,750	$739,800
Change in fair value of financial instruments	(65,803)	(16,787)	(82,590)
Purchases and sales, net	91,869	(14,001)	77,868

Balance, as of March 31, 2009	$188,116	$546,962	$735,078

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of SFAS No. 159 as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three-Month Periods Ended March 31
Description	2009	2008
Change in fair value of trading securities and security-related receivables	$(190,687)	$(441,274)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	82,589	841,560
Change in fair value of derivatives	8,293	(144,436)

Change in fair value of financial instruments	$(99,805)	$255,850

NOTE 9: EQUITY

Preferred Shares

On January 27, 2009, our board of trustees declared a first quarter 2009 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on March 31, 2009 to holders of record on March 2, 2009 and totaled $3,406.

On April 8, 2009, our board of trustees declared a second quarter 2009 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on June 30, 2009 to holders of record on June 1, 2009.

Common Shares

On January 24, 2009, 19,020 phantom unit awards were redeemed for common shares. These phantom units were fully vested at the time of redemption.

On March 5, 2009, the compensation committee of our board of trustees, or the Compensation Committee, awarded 484,000 phantom units, valued at $242 using our closing stock price of $0.50, to various non-executive employees. The awards generally vest over three-year periods.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 10: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2009 and 2008:

	For the Three-Month Periods Ended March 31
	2009	2008
		(As revised)
Income (loss) from continuing operations	$(146,527)	$237,934
(Income) loss allocated to preferred shares	(3,406)	(3,406)
(Income) loss allocated to noncontrolling interests	7,588	(104,059)

Income (loss) from continuing operations allocable to common shares	(142,345)	130,469
Income (loss) from discontinued operations	(1,887)	(441)

Net income (loss) allocable to common shares	$(144,232)	$130,028

Weighted-average shares outstanding—Basic	64,949,070	61,266,045
Dilutive securities under the treasury stock method	—	16,775

Weighted-average shares outstanding—Diluted	64,949,070	61,282,820

Earnings (loss) per share—Basic:
Continuing operations	$(2.19)	$2.13
Discontinued operations	(0.03)	(0.01)

Total earnings (loss) per share—Basic	$(2.22)	$2.12

Earnings (loss) per share—Diluted:
Continuing operations	$(2.19)	$2.13
Discontinued operations	(0.03)	(0.01)

Total earnings (loss) per share—Diluted	$(2.22)	$2.12

For the three-month periods ended March 31, 2009 and 2008, securities convertible into 12,371,752 and 12,769,635 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

NOTE 11: RELATED PARTY TRANSACTIONS

In the ordinary course of our business operations, we have ongoing relationships and have engaged in transactions with several related entities described below. All of these relationships and transactions were approved or ratified by a majority of our independent trustees as being on terms comparable to those available on an arm’s-length basis from an unaffiliated third party or otherwise not creating a conflict of interest.

Our Chairman, Betsy Z. Cohen, is the Chief Executive Officer and a director of The Bancorp, Inc., or Bancorp, and Chairman of the Board and Chief Executive Officer of its wholly-owned subsidiary, The Bancorp Bank, a commercial bank. Daniel G. Cohen was our chief executive officer from the date of the Taberna merger until his resignation on February 22, 2009 and remains a trustee of RAIT. Mr. Cohen is the Chairman of the Board of Bancorp and Vice-Chairman of the Board of Bancorp Bank. Each transaction with Bancorp is described below:

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of March 31, 2009 and December 31, 2008, we had $263 and $1,985, respectively, of cash and cash equivalents and $1,866 and $7,287, respectively, of restricted cash on deposit at Bancorp. We earn interest on our cash and cash equivalents at an interest rate of approximately 2.6% per annum. During the three-month periods ended March 31, 2009 and 2008, we received $7 and $44, respectively, of interest income from Bancorp. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp at an annual rental expense based upon the amount of square footage occupied. We are currently in the process of terminating this sublease agreement. Rent paid to Bancorp was $84 and $85 for the three-month periods ended March 31, 2009 and 2008, respectively, and has been included in general and administrative expense in the accompanying statements of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

c). Participation Interests—We funded a $54,000 commercial mortgage during January 2008. At closing, Bancorp purchased a participation interest in this loan for a total commitment of $24,300. We also funded a $70,000 commercial mortgage during January 2008. At closing, Bancorp purchased a participation interest in this loan for a total commitment of $26,500, of which $22,500 was funded at closing. In November 2008, RAIT CRE CDO I, Ltd. purchased $19,268 of the outstanding loan balance of the second loan from Bancorp and RAIT Preferred Funding II, Ltd. purchased the remaining $3,232 outstanding from Bancorp. We paid Bancorp fees of $321 for its services in connection with the closing of these loans.

Mr. Cohen holds controlling positions in various companies with which we conduct business. Mr. Cohen indirectly owns approximately 49% of the economic interests and 99% of the voting rights in Cohen Brothers LLC d/b/a Cohen & Company, or Cohen & Company, a registered broker-dealer. Each transaction between us and Cohen & Company is described below:

a). Office Leases—We maintain sub-lease agreements for shared office space and facilities with Cohen & Company. Rent expense during the three-month periods ended March 31, 2009 and 2008 relating to these leases was $12 and $13, respectively, and has been included in general and administrative expense in the accompanying statements of operations. Future minimum lease payments due over the remaining term of the lease are $346.

b). Shared Services— We previously paid Cohen & Company for services relating to structuring and managing our investments in CMBS and RMBS. The agreement with Cohen & Company for these services terminated on July 1, 2008 and we did not renew or extend this agreement. During the three-month period ended March 31, 2008, we incurred total shared service expenses of $262. These shared service expenses have been included in general and administrative expense in the accompanying consolidated statements of operations.

c). Non-Competition Agreement—As part of the spin-off of Taberna from Cohen & Company in April 2005 and before our acquisition of Taberna in December 2006, Taberna and Cohen & Company entered into a three-year non-competition agreement that ended in April 2008. As part of our acquisition of Taberna, we valued this non-competition agreement as an amortizing intangible asset and the intangible asset has been fully amortized.

d). Common Shares—As of March 31, 2009 and December 31, 2008, Cohen & Company and its affiliate entities owned 510,434 of our common shares.

e). EuroDekania—EuroDekania is an affiliate of Cohen & Company. In September 2007, EuroDekania purchased approximately €10,000 ($13,892) of the subordinated notes and all of the €32,250 ($44,802) BBB-rated debt securities in Taberna Europe CDO II. We invested €17,500 ($24,311) in the total subordinated notes and earn management fees of 35 basis points on the collateral assets owned by this entity. EuroDekania receives a fee equal to 3.5 basis points of our subordinated collateral management fee which is payable to EuroDekania only if we collect our subordinate management fee and EuroDekania retains an investment in the subordinated notes. During the three-month periods ended March 31, 2009, we did not collect a subordinate management fee and were not obligated to pay EuroDekania. During the three-month period ended March 31, 2008, we recorded a collateral management fee expense of $214 payable to EuroDekania.

e). Star Asia—Star Asia is an affiliate of Cohen & Company. In March 2009, Star Asia issued debt securities to a third party, upon which a subsequent exchange offer was entered into with Taberna Preferred Funding III, Ltd., or Taberna III, for $22,425 and Taberna Preferred Funding IV, Ltd., or Taberna IV, for $19,434. Taberna Capital Management is the collateral manager for Taberna III and Taberna IV. We received an opinion from an independent third party concluding that the transaction was fair from Taberna III and IV’s financial viewpoint. There were no fees earned by Taberna Capital Management or Star Asia.

Brandywine Construction & Management, Inc., or Brandywine, is an affiliate of Edward E. Cohen, the spouse of Betsy Z. Cohen and father of Daniel G. Cohen. Brandywine provided real estate management services to two properties and three properties underlying our real estate interests during the three-month periods ended March 31, 2009 and 2008, respectively. Management fees of $26 and $35 were paid to Brandywine during the three-month periods ended March 31, 2009 and 2008, respectively, relating to those interests. We believe that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 12: DISCONTINUED OPERATIONS

For the three-month periods ended March 31, 2009 and 2008, income (loss) from discontinued operations relates to one real estate property with total assets of $17,257 that we have deconsolidated since January 1, 2009 and one property designated as held-for-sale with total assets of $15,500 as of March 31, 2009. We have presented the assets held-for-sale in investments in real estate interests and the liabilities related to assets held-for-sale in other liabilities in the accompanying consolidated balance sheets.

The following table summarizes revenue and expense information for real estate properties classified as discontinued operations during the respective periods:

	For the Three-Month Periods Ended March 31
	2009	2008
		(As revised)
Rental income	$806	$587
Expenses:
Real estate operating expenses	496	813
Depreciation expense	145	215

Total expenses	641	1,028

Income (loss) from discontinued operations	165	(441)
Gain (loss) on deconsolidation of VIE	(2,052)	—

Total income (loss) from discontinued operations	$(1,887)	$(441)

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

NOTE 13: SUBSEQUENT EVENTS

On April 24, 2009, we converted loans we held on seven multi-family properties with a total investment of $137,436 to real estate owned properties. Management is currently evaluating the fair value of these properties in accordance with the provisions of SFAS No. 141R.

Effective May 1, 2009, we formed a joint venture, referred to as Jupiter Communities, with the owners of an established property management firm, specializing in managing multi-family properties. On May 1, 2009, the joint venture acquired the contracts and employees of the predecessor entity. We have a 75% interest in the joint venture. Our capital contribution to the joint venture was $1,300 and was paid on May 1, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders of RAIT Financial Trust

We have reviewed the accompanying consolidated balance sheet of RAIT Financial Trust and subsidiaries as of March 31, 2009 and the related consolidated statements of operations, other comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, other comprehensive income (loss), shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 2k within the Quarterly Report on Form 10-Q, the Company changed its method of accounting for noncontrolling interests in consolidated subsidiaries and convertible senior notes as of December 31, 2008 due to the adoption of Statement of Financial Accounting Standards No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 and FSP APB 14-1 Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlements). The accompanying consolidated balance sheet as of December 31, 2008 reflects these changes.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania May 11, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or similar words. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the “Forward Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2008, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report, except as may be required by applicable law.

Overview

RAIT Financial Trust invests in and manages a portfolio of real estate related assets and provides a comprehensive set of debt financing options to the real estate industry. Our income is generated primarily from:

•	interest income from our investments, net of any financing costs, or net interest margin,

•	fee income from originating and managing assets and

•	rental income from our investments in real estate assets.

We continue to face challenging and volatile market conditions resulting from global recessionary economic conditions, including significant disruptions in the credit markets, abrupt and significant devaluations of assets directly or indirectly linked to the real estate finance markets, and the attendant removal of liquidity, both long and short term, from the capital markets. We cannot predict with any certainty the potential impact on our financial performance of contemplated or future government interventions in financial markets. We seek to position RAIT to be able to take advantage of opportunities once market conditions improve and to maximize shareholder value over time. To do this, we will continue to focus on:

•	managing our investment portfolios to reposition non-performing assets and maximize cash flows while seeking to maximize the ultimate recovery value of our assets over time;

•	taking advantage of our commercial real estate platform to invest in the distressed commercial real estate debt market;

•	reducing our leverage through additional purchases of our debt;

•	managing the size and cost structure of our business to match today’s operating environment; and

•	developing new financing sources intended to maintain and increase our adjusted earnings and REIT taxable income.

In the current economic environment, we are seeking to effectively manage and service our investment portfolios with a goal of continuing to generate cash flow from our securitizations and our investments. We expect to continue to focus our efforts on our commercial real estate portfolio, while we expect our other portfolios to continue to generate cash flow. Given the current environment, we continue to review investment opportunities within our own capital structure, such as collateral exchanges with our securitizations, and seek to improve the credit profile of, and maximize the distributions from, our securitizations. While a substantial portion of our subordinated collateral management fees from our securitizations continued to be redirected in the first quarter of 2009 due to the performance of the underlying collateral, we continued to earn senior management fees. Our return from originating new investments may increasingly be in the form of fees under the terms of new financing arrangements we develop, such as co-investment and joint venturing strategies. In addition, we expect to enhance our ability to earn property management and servicing fees in the future.

During the three-month periods ended March 31, 2009 and 2008, we generated adjusted earnings per diluted share of $0.27 and $0.52, respectively, total earnings (loss) per diluted share of $(2.22) and $2.12, respectively, and gross cash flow of $30.5 million and $45.9 million, respectively. A reconciliation of RAIT’s reported generally accepted accounting principles, or GAAP, net income (loss) allocable to common shares to adjusted earnings is set forth below. See “Performance Measures-Adjusted Earnings.” RAIT’s GAAP net loss for the three-month period ended March 31, 2009 was primarily caused by the following:

•

Allowance for losses. We increased our allowance for losses to $226.1 million as of March 31, 2009 from $172.0 million as of December 31, 2008. The provision for losses recorded during the three-month period ended March 31, 2009 was $119.5 million and resulted from increased delinquencies in our residential mortgage loans and additional non-performing loans in our commercial real estate portfolios.

•

Changes in fair value of financial instruments. During 2009, the change in fair value of our financial instruments continued to deteriorate due to the continuing turmoil in the credit markets. The change in fair value of our financial instruments was a net decrease of $99.8 million during the three-month period ended March 31, 2009, before allocations of $13.5 million to our noncontrolling interests. This change was comprised of a decrease in the fair value of our financial assets totaling $190.7 million, a decrease in the fair value of our financial liabilities totaling $82.6 million and a decrease in the fair value of our interest rate derivatives totaling $8.3 million. Due to the volatility of the financial markets, we are unable to predict with any level of certainty the future changes in the fair value of our financial instruments.

Our commercial real estate loans are our primary investment portfolio generating $20.3 million, or 66.6%, and $25.1 million, or 54.8%, of our gross cash flow during the quarters ended March 31, 2009 and 2008, respectively. Current economic conditions have subjected borrowers under our commercial real estate loans to financial stress, which has increased the number of loans on non-accrual and caused us to increase our allowance for losses. Where it is likely to enhance our returns, we consider restructuring loans or foreclosing on the underlying property. During the quarter ended March 31, 2009, we took title to eleven properties that served as collateral on our commercial real estate loans. In April 2009, we took title to seven properties that served as collateral on our commercial real estate loans. We expect we will continue to engage in workout activity with respect to our commercial real estate loans that may result in the conversion of the property collateralizing those loans. The effect of these workouts generally would decrease the amount of our commercial real estate loans and increase the amount of investments in real estate interests we hold. Under GAAP, we may take a non-cash charge to earnings at the time of any foreclosure to the extent the amount of our loan, reduced by any allowance for losses and certain other expenses, exceeds the fair value of the property at the time of the conversion. We plan to improve the performance of properties we convert through workout activity and so have expanded our commercial property management capabilities. Effective May 1, 2009, we formed a joint venture, referred to as Jupiter Communities, with the owners of an established property management firm specializing in managing multi-family properties. We have a 75% interest in the joint venture and paid a $1.3 million capital contribution to the joint venture on May 1, 2009. On May 1, 2009, the joint venture acquired the contracts and employees of the predecessor entity. We expect this enhanced management capability to generate fee income, partially offset by increased general and administrative expense related to Jupiter Communities.

Our portfolio of residential mortgages generated $4.5 million, or 14.8%, and $5.1 million, or 11.1%, of our gross cash flow during the quarters ended March 31, 2009 and 2008, respectively. We have seen the delinquency rates in our residential mortgage portfolio increase, which resulted in increases in our loan loss reserves and the number and amount of loans on non-accrual status.

Our portfolio of trust preferred securities, or TruPS, generated $3.8 million, or 12.3%, and $11.9 million, or 25.8%, of our gross cash flow during the quarters ended March 31, 2009 and 2008, respectively. We continue to experience credit deterioration of TruPS issuers. This credit deterioration adversely affects the cash flow we receive from our securitizations and the fair value of their collateral. We continue to seek remedies and other means of restructuring our TruPS so as to improve the overall recovery in future periods.

Investors should read the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, or the Annual Report, for a detailed discussion of the following items:

•	capital markets, liquidity and credit risk,

•	interest rate environment,

•	prepayment rates on commercial mortgages, mezzanine loans and residential mortgages in our portfolio, and

•	other market developments.

Our Investment Portfolio

The table below summarizes our consolidated investment portfolio as of March 31, 2009 (dollars in thousands):

	Carrying Amount (1)	Percentage of Total Portfolio	Weighted- Average Coupon (2)
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,853,721	24.2%	8.2%
Investments in real estate interests	501,459	6.6%	N/A
Residential mortgages and mortgage-related receivables	3,490,698	45.5%	5.6%
Investments in securities
TruPS and subordinated debentures	1,527,370	20.0%	5.9%
Unsecured REIT note receivables	248,178	3.2%	6.0%
CMBS receivables	29,357	0.4%	5.7%
Other securities	4,539	0.1%	5.8%

Total investments in securities	1,809,444	23.7%	5.9%

Total	$7,655,322	100.0%	6.4%

(1)	Reflects the carrying amount of the respective assets classes, as they appear in our consolidated financial statements as of March 31, 2009.
(2)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

Our consolidated investment portfolio is currently comprised of the following asset classes:

Commercial mortgages, mezzanine loans, other loans and preferred equity interests.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of March 31, 2009 (dollars in thousands):

	Carrying Amount (1)	Estimated Fair Value	Weighted- Average Coupon (2)	Range of Maturities	Number of Loans	% of Total Loan Portfolio
Commercial mortgages	$1,070,698	$1,036,858	7.4%	May 2009 to Mar. 2016	82	57.8%
Mezzanine loans	436,908	411,163	10.0%	May 2009 to Aug. 2021	133	23.6%
Other loans	174,606	173,355	5.1%	Apr. 2010 to Oct. 2016	12	9.4%
Preferred equity interests	171,509	100,297	11.6%	May 2009 to Sept. 2021	36	9.2%

Total	$1,853,721	$1,721,673	8.2%		263	100.0%

(1)	Reflects the carrying amount of the respective assets classes, as they appear in our consolidated financial statements as of March 31, 2009.
(2)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

Investment in real estate interests.

The table below summarizes the amounts included in our consolidated financial statements for investments in real estate interests (dollars in thousands):

	As of March 31, 2009	As of December 31, 2008
Multi-family real estate properties	$314,465	$243,198
Office real estate properties	139,862	131,285
Retail real estate property	33,685	—
Parcels of land	22,208	614

Subtotal	510,220	375,097
Plus: Escrows and reserves	4,724	4,404
Less: Accumulated depreciation and amortization	(13,485)	(11,762)

Investments in real estate interests	$501,459	$367,739

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, preferred equity interests and investments in real estate interests as of March 31, 2009:

(a)	Based on amortized cost.

Residential mortgages and mortgage-related receivables.

We invested in our portfolio of residential mortgages primarily to help RAIT comply with REIT asset and income requirements while generating acceptable returns and we expect ongoing reductions in this portfolio in the future primarily as a result of prepayments in the ordinary course of business.

Set forth below is certain information with respect to the residential mortgages and mortgage-related receivables owned as of March 31, 2009 (dollars in thousands):

	Carrying Amount (1)	Weighted- Average Coupon (2)	Average Next Adjustment Date	Average Contractual Maturity	Number of Loans	Percentage of Portfolio
3/1 Adjustable rate	$87,082	5.6%	May 2009	Aug. 2035	235	2.5%
5/1 Adjustable rate	2,866,067	5.6%	Sept. 2010	Sept. 2035	5,973	82.1%
7/1 Adjustable rate	484,662	5.7%	July 2012	July 2035	1,072	13.9%
10/1 Adjustable rate	52,887	5.7%	June 2015	June 2035	62	1.5%

Total	$3,490,698	5.6%			7,342	100.0%

(1)	Reflects the carrying amount of the respective assets classes, as they appear in our consolidated financial statements as of March 31, 2009.
(2)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

The following charts below describe the housing type and geographic breakdown of the residential mortgages and mortgage-related receivables we own as of March 31, 2009:

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

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of March 31, 2009 (dollars in thousands):

				Issuer Statistics
Industry Sector	Estimated Fair Value (1)	% of Total	Weighted- Average Coupon (2)	Weighted-Average Ratio of Debt to Total Capitalization (a)	Weighted-Average Interest Coverage Ratio (a)
Commercial Mortgage	$519,221	34.0%	5.3%	70.5%	1.0x
Office	348,243	22.8%	6.4%	70.0%	2.3x
Specialty Finance	210,366	13.8%	5.2%	106.5%	0.4x
Homebuilders	145,112	9.5%	8.5%	77.8%	0.1x
Retail	88,604	5.8%	3.7%	88.9%	1.8x
Residential Mortgage	84,808	5.5%	4.7%	94.9%	1.2x
Hospitality	72,751	4.8%	7.2%	83.1%	2.4x
Storage	58,265	3.8%	7.2%	62.9%	3.1x

Total	$1,527,370	100.0%	5.9%	78.8%	1.3x

(1)	Reflects the estimated fair value of the respective assets classes, as they appear in our consolidated financial statements as of March 31, 2009.
(2)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of March 31, 2009 (dollars in thousands):

(a)	Based on the most recent information available to management as provided by our TruPS issuers or through public filings.

Mortgage-backed securities, including RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities. We have invested, and expect to continue to invest, in RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities.

The table and the chart below describe certain characteristics of our mortgage-backed securities and other real estate-related debt securities as of March 31, 2009 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon (1)	Weighted- Average Years to Maturity	Amortized Cost
Unsecured REIT note receivables	$248,178	6.0%	7.6	$377,616
CMBS receivables	29,357	5.7%	34.5	224,434
Taberna Europe CDO I & II investments	2,927	11.0%	29.1	35,375
Other securities	1,612	4.1%	38.1	66,392

Total	$282,074	6.0%	20.1	$703,817

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

(a)	S&P Ratings as of March 31, 2009.

Credit Summary

The table below summarizes the carrying value of our investments, non-accrual status investments and our allowance for losses at March 31, 2009 (dollars in thousands):

	Carrying Amount (1)	Number of Non-Accrual Status Investments	Carrying Amount of Non-Accrual Status Investments		Percentage of Asset Class(es)	Allowance for Losses
Commercial mortgages, mezzanine loans, other loans, preferred equity interests and investments in real estate interests	$2,355,180	35	$177,233		7.5%	$126,229	(2)
Residential mortgages and mortgage-related receivables	3,490,698	784	305,218	(3)	8.7%	99,823	(3)
Investments in securities and security-related receivables (4)	1,809,444	14	8,367		0.5%	N/A	(5)

Total	$7,655,322	833	$490,818		6.4%	$226,052

(1)	Reflects the carrying amount of the respective assets classes, as they appear in our consolidated financial statements as of March 31, 2009
(2)	Pertains to 29 loans with a $163.6 million aggregate unpaid principal balance.
(3)	Includes loans delinquent over 60 days, in foreclosure, bankrupt or real estate owned as of March 31, 2009.
(4)	Investments in securities and security-related receivables are recorded at fair value in our consolidated balance sheet in accordance with GAAP. The unpaid principal value of these investments as of March 31, 2009 is $4.0 billion. The unpaid principal balance of the non-accrual investments in this category is $477.3 million, or 11.9% of the total unpaid principal balance.
(5)	An allowance for loan losses is not applicable for investments in securities and security-related receivables, including our investments in European, U.S. TruPS or other securities, as these items are carried at fair value in our consolidated financial statements. The estimated fair value adjustment for our U.S. TruPS portfolio is recorded as a component of GAAP net income. The estimated fair value adjustments for our investments in European securitizations and other securities are recorded as a component of accumulated other comprehensive income within shareholders’ equity. A charge to GAAP net income is recorded only if an other-than-temporary impairment is identified within our European portfolio or other investments. While we believe the estimated fair values of these asset classes are affected by any related credit quality issues, under GAAP, no separate allowance for loan losses is established.

Securitization Summary

A summary of the CDO investments as of the most recent payment information is as follows (dollars in millions):

		Our Retained Interests (Par Amount)
Managed CDOs (Unconsolidated)	Total Collateral (Par Amount)	Debt Retained	Equity Retained	Total Investment	Defaulted Collateral (Par Amount)	OC Test Trigger %	OC Test Current %
Taberna I	$656.7	$3.4	$0.3	$3.7	$95.0	104.5%	99.2%
Taberna II	963.9	13.0	7.5	20.5	295.0	102.5%	76.0%
Taberna V	700.6	13.0	19.7	32.7	225.0	101.4%	76.4%
Taberna Europe I	793.0	18.5	14.9	33.4	106.0	101.5%	90.9%
Taberna Europe II	1,034.0	2.6	16.5	19.1	159.0	108.3%	95.2%

Managed CDOs	4,148.2	50.5	58.9	109.4	880.0

TruPS CDOs (Consolidated)
Taberna III	743.9	40.0	30.3	70.3	221.1	101.0%	79.4%
Taberna IV	651.4	31.1	26.0	57.1	170.0	101.6%	79.9%
Taberna VI	677.0	9.0	30.0	39.0	186.3	102.2%	82.8%
Taberna VII	635.8	38.5	30.8	69.3	146.8	101.7%	85.3%
Taberna VIII	716.1	73.0	60.0	133.0	62.5	103.5%	97.9%
Taberna IX	742.1	134.0	52.5	186.5	138.8	105.4%	89.9%

TruPS CDOs	4,166.3	325.6	229.6	555.2	925.5

CRE CDOs (Consolidated)
RAIT I	1,015.6	38.0	165.0	203.0	85.5	116.2%	117.4%
RAIT II	822.3	120.5	110.2	230.7	4.3	111.7%	118.2%

CRE CDOs	1,837.9	158.5	275.2	433.7	89.8

Total	$10,152.4	$534.6	$563.7	$1,098.3	$1,895.3

The equity securities that we own in the CDOs shown in the table are subordinate in right of payment and in liquidation to the collateralized debt securities issued by the CDOs. We may also own common shares, or the non-economic residual interest, in certain of the entities above. As of March 31, 2009, all of the Taberna CDOs, together with Taberna Europe I and Taberna Europe II, were not passing their required interest coverage or overcollateralization triggers and we received only senior asset management fees and interest on a limited amount of the more senior-rated debt owned by us related to these CDO transactions. We expect an event of default to occur in Taberna II in May 2009 caused by the non-payment of interest to certain non-controlling class note holders. We do not expect this event of default to restrict our ability to continue to manage this entity and receive the senior asset management fees from Taberna II, although we cannot predict with certainty which, if any, remedies the appropriate note holders may exercise. We received senior asset management fees of $0.4 million relating to Taberna II for the April 30, 2009 quarterly payment processing period. We continue to receive all of our management fees, interest and residual returns on our two commercial real estate CDOs, RAIT I and RAIT II, and all applicable triggers continue to be met for these securitizations.

We completed six securitizations of residential mortgage loans, which had aggregate unpaid principal balances of $3.5 billion as of March 31, 2009. The following table summarizes the total collateral amount, our retained interests and loan delinquencies greater than 60 days for each of the six securitizations as of March 31, 2009 (dollars in millions):

	Total Collateral Amount	Our Retained Interests (1)	Loan Delinquencies > 60 days (2)
Bear Stearns ARM Trust 2005-7	$373.5	$31.2	6.6%
Bear Stearns ARM Trust 2005-9	785.4	47.9	3.5%
Citigroup Mortgage Loan Trust 2005-1	518.5	42.0	3.1%
CWABS Trust 2005 HYB9	706.8	31.4	19.4%
Merrill Lynch Mortgage Investors Trust, Series 2005-A9	613.9	42.2	7.6%
Merrill Lynch Mortgage Backed Securities Trust, Series 2007-2	503.0	21.2	10.8%

Total	$3,501.1	$215.9	8.7%

(1)	We have retained all of the “equity” interests in these securitizations. All of the debt issued by these securitizations that was not retained by us is rated “AAA” by various rating agencies.
(2)	Based on total collateral amount as of March 31, 2009. Our total loan loss reserve associated with our residential mortgage portfolio was $99.8 million as of March 31, 2009.

Our retained interests in the securitizations shown in the table are comprised of the equity of, and the subordinated notes with the lowest payment priority issued by, these securitizations. Realized losses in these securitizations are allocated in sequential order of payment priority starting with the equity and then the notes with the next lowest payment priority. Our retained interests reflect the cumulative realized losses that have been allocated to us through March 31, 2009.

Performance Measures

We use adjusted earnings and assets under management, or AUM, as tools to measure our financial and operating performance. The following defines these measures and describes their relevance to our financial and operating performance:

Adjusted Earnings—We measure our performance using adjusted earnings in addition to GAAP net income (loss). Adjusted earnings represents net income (loss) allocable to common shares, computed in accordance with GAAP, before provision for losses, depreciation expense, amortization of intangible assets, (gains) losses on sale of assets, (gains) losses on extinguishment of debt, (gains) losses on deconsolidation of VIEs, capital (gains) losses, change in fair value of financial instruments net of allocation to noncontrolling interests, unrealized (gains) losses on interest rate hedges, interest cost of hedges net of allocation to noncontrolling interests, asset impairments, share-based compensation, write-off of unamortized deferred financing costs, fee income deferred (recognized) and our deferred tax provision (benefit). These items are recorded in accordance with GAAP and are typically non-cash items that do not impact our operating performance or dividend paying ability.

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

The table below reconciles the differences between reported net income (loss) allocable to common shares and adjusted earnings for the following periods (dollars in thousands, except share and per share information):

	For the Three-Month Periods Ended March 31
	2009	2008
		(As revised)
Net income (loss) allocable to common shares, as reported	$(144,232)	$130,028
Add (deduct):
Provision for losses	119,504	10,273
Depreciation expense	4,186	1,381
Amortization of intangible assets	315	7,071
Gains on extinguishment of debt	(35,207)	—
Losses on deconsolidation of VIEs	2,052	—
Capital (gains) losses (1)	—	32,059
Change in fair value of financial instruments, net of allocation to noncontrolling interests of $(13,458) and $99,510, respectively	86,347	(156,340)
Unrealized (gains) losses on interest rate hedges	242	(81)
Interest cost of hedges, net of allocation to noncontrolling interests of $5,750 and $2,374 for the three-month periods ended March 31, 2009 and 2008, respectively	(16,713)	(6,606)
Asset impairments	—	10,694
Share-based compensation	1,285	1,845
Fee income deferred	—	305
Deferred tax provision (benefit)	(168)	992

Adjusted Earnings	$17,611	$31,621

Weighted-average shares outstanding—Diluted	64,949,070	61,282,820

(1)	During the three-month period ended March 31, 2008, certain of our warehouse arrangements were terminated. We have recorded the loss of our warehouse deposits as a component of the change in fair value of free-standing derivatives in our consolidated statement of operations.

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

The table below summarizes our assets under management as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	Assets Under Management at March 31, 2009	Assets Under Management at December 31, 2008
Commercial real estate portfolio (1)	$2,105,225	$2,162,436
Residential mortgage portfolio (2)	3,502,375	3,611,860
European portfolio (3)	1,827,022	1,928,462
U.S. TruPS portfolio (4)	6,487,455	6,478,945
Other investments	180	180

Total	$13,922,257	$14,181,883

(1)	As of March 31, 2009 and December 31, 2008, our commercial real estate portfolio was comprised of $1.4 billion and $1.5 billion, respectively, of assets collateralizing RAIT I and RAIT II, $501.5 million and $367.7 million, respectively, of investments in real estate interests and $179.1 million and $254.9 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(2)	Assets under management for our residential mortgage portfolio represents the unpaid principal balance as of March 31, 2009 and December 31, 2008.
(3)	Our European portfolio is comprised of assets collateralizing Taberna Europe I and Taberna Europe II.
(4)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna III, Taberna IV, and Taberna VI through Taberna IX, and our interests in Taberna I, Taberna II and Taberna V, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

REIT Taxable Income

To qualify as a REIT, we are required to make annual distributions to our shareholders in an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, to avoid certain U.S. federal excise taxes, we are required to make distributions to our shareholders in an amount at least equal to 90% of our REIT taxable income for each year. Because we expect to make distributions based on the foregoing requirements, and not based on our earnings computed in accordance with GAAP, we expect that our distributions may at times be more or less than our reported earnings as computed in accordance with GAAP.

Our board of trustees decided in May 2009 that its review and determination of dividends on RAIT’s common shares for 2009 will be made when a full year of REIT taxable income is available. The board will continue to monitor RAIT’s estimated REIT taxable income during 2009 and intends to declare a dividend, if any, in at least the amount necessary to meet RAIT’s annual distribution requirements. The board will also consider the composition of any common dividends declared, including the option of paying a portion in cash and the balance in additional common shares. Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient. The Internal Revenue Service, in Revenue Procedure 2009-15, has given guidance with respect to certain stock distributions by publicly traded REITS. That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2009. It provides that publicly-traded REITS can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met. These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders. RAIT did not use this Revenue Procedure with respect to any distributions for its 2008 taxable year, but may do so for distributions with respect to 2009. The board expects to continue to review and determine the dividends on RAIT’s preferred shares on a quarterly basis.

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

The table below reconciles the differences between reported net income (loss) allocable to common shares and total taxable income (loss) and estimated REIT taxable income (loss) for the three-month periods ended March 31, 2009 and 2008 (dollars in thousands):

	For the Three-Month Periods Ended March 31
	2009	2008
		(As revised)
Net income (loss) allocable to common shares, as reported	$(144,232)	$130,028
Add (deduct):
Provision for losses	119,504	10,273
Charge-offs on allowance for losses	(65,425)	(987)
Domestic TRS book-to-total taxable income differences:
Income tax benefit	(36)	(141)
Fees received and deferred in consolidation	—	159
Stock compensation and other temporary tax differences	(1,357)	3,798
Capital losses not offsetting capital gains and other temporary tax differences	—	32,059
Asset impairments	—	10,694
Change in fair value of financial instruments, net of allocation to noncontrolling interests of $(13,458) and $99,510	86,347	(156,340)
Amortization of intangible assets	315	7,071
CDO investments aggregate book-to-taxable income differences (1)	(26,707)	(11,532)
Accretion of (premiums) discounts	(105)	(483)
Other book to tax differences	1,133	400

Total taxable income (loss)	(30,563)	24,999
Less: Taxable income attributable to domestic TRS entities	(987)	(1,743)
Plus: Dividends paid by domestic TRS entities	—	6,500

Estimated REIT taxable income (loss), prior to deduction for dividends paid	$(31,550)	$29,756

(1)	Amounts reflect the aggregate book-to-taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.

Results of Operations

Three-Month Period Ended March 31, 2009 Compared to the Three-Month Period Ended March 31, 2008

Revenue

Investment interest income. Investment interest income decreased $34.2 million, or 18.5%, to $151.1 million for the three-month period ended March 31, 2009 from $185.3 million for the three-month period ended March 31, 2008. This net decrease was primarily attributable to decreases in interest income of: $7.2 million resulting from repayments on our residential mortgage loans and $26.1 million resulting from $940.9 million in total principal amount of investments on non-accrual status as of March 31, 2009 compared to $443.1 million as of March 31, 2008 together with the reduction in short-term LIBOR of approximately 2.0% during the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008.

Investment interest expense. Investment interest expense decreased $30.1 million or 22.6%, to $103.0 million for the three-month period ended March 31, 2009 from $133.1 million for the three-month period ended March 31, 2008. This net decrease was primarily attributable to decreases in interest expense of: $5.9 million resulting from repayments of our mortgage backed securities used to finance our residential mortgage portfolio; $0.8 million resulting from repurchases of our convertible senior notes; and $23.6 million resulting from the effect on our floating rate indebtedness of the reduction in short-term LIBOR of approximately 2.0% during the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008.

Rental income. Rental income increased $7.0 million to $10.3 million for the three-month period ended March 31, 2009 from $3.3 million for the three-month period ended March 31, 2008. This increase was primarily attributable to 21 new properties, with total assets of approximately $379.1 million, consolidated since March 31, 2008.

Fee and other income. Fee and other income decreased $4.6 million, or 61.9%, to $2.8 million for the three-month period ended March 31, 2009 from $7.4 million for the three-month period ended March 31, 2008. We received $2.8 million of lower origination fees from our domestic and European origination activities during the three-month period ended March 31, 2009 compared to 2008 and $1.6 million of decreased asset management fees resulting from decreased credit performance in several of our managed CDOs.

Expenses

Compensation expense. Compensation expense decreased $2.6 million, or 31.0%, to $5.6 million for the three-month period ended March 31, 2009 from $8.2 million for the three-month period ended March 31, 2008. This decrease was primarily due to a reduction in salary and bonus compensation costs of $2.0 million during the three-month period ended March 31, 2009 and lower stock-based compensation amortization of $0.6 million resulting from the vesting of certain restricted shares and phantom units subsequent to March 31, 2008.

Real estate operating expense. Real estate operating expense increased $7.0 million to $9.7 million for the three-month period ended March 31, 2009 from $2.7 million for the three-month period ended March 31, 2008. This increase was primarily attributable to 21 new properties, with total assets of approximately $379.1 million, acquired or consolidated since March 31, 2008.

General and administrative expense. General and administrative expense decreased $0.5 million, or 11.6%, to $4.3 million for the three-month period ended March 31, 2009 from $4.8 million for the three-month period ended March 31, 2008. This decrease is primarily due to a $0.3 million decrease in investment monitoring costs due to the termination of a shared services agreement in July 2008 and $0.3 million of lower consulting and professional fees during the three-month period ended March 31, 2009 compared to March 31, 2008.

Provision for losses. The provision for losses relates to our investments in residential mortgages and mortgage-related receivables and our commercial mortgage loan portfolio. The provision for losses increased by $109.2 million for the three-month period ended March 31, 2009 to $119.5 million as compared to $10.3 million for the three-month period ended March 31, 2008. Since March 31, 2008, delinquencies in our residential mortgage portfolio have increased by $222.9 million, including $111.8 million in real estate-owned, bankruptcy or foreclosure property, and by $66.5 million in our commercial loan portfolio. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue or adjust our loan loss reserve as circumstances or conditions change. As of March 31, 2009, $177.2 million of our commercial mortgages and mezzanine loans and $306.9 million of our residential mortgages and mortgage-related receivables were on non-accrual status.

Depreciation expense. Depreciation expense increased $2.8 million to $4.0 million for the three-month period ended March 31, 2009 from $1.2 million for the three-month period ended March 31, 2008. This increase was primarily attributable to 21 new properties, with total assets of approximately $379.1 million, acquired or consolidated since March 31, 2008 as well as increased depreciation of furniture and fixtures we added since March 31, 2008.

Amortization of intangible assets. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006. Amortization expense decreased $6.8 million to $0.3 million for the three-month period ended March 31, 2009 from $7.1 million for the three-month period ended March 31, 2008. This decrease resulted from the full amortization of some of the identified intangibles ($59.5 million had a useful life of 18 months or less) and $18.0 million in asset impairments recorded since March 31, 2008.

Other Income (Expenses)

Interest and other income. Interest and other income decreased $0.5 million to $0.6 million for the three-month period ended March 31, 2009 from $1.1 for the three-month period ended March 31, 2008. This decrease is due to reduced average cash and restricted cash balances during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 as well as reduced interest rates offered by financial institutions in 2009.

        Gains on extinguishment of debt. Gains on extinguishment of debt during the three-month period ended March 31, 2009 are attributable to the repurchase of $34.5 million in principal amount of CDO notes payable and $5.0 million in aggregate principal amount of convertible senior notes. The debt was repurchased from the market for a total purchase price of $4.6 million and we recorded a gain on extinguishment of debt of $35.2 million.

Change in fair value of free-standing derivatives. The change in fair value of free-standing derivatives represents the earnings (loss) on (of) our first-dollar risk of loss associated with our warehouse facilities. During the three-month period ended March 31, 2008, our warehouse agreements terminated with the respective financial institutions and we recorded a loss of $32.1 million on our warehouse deposits. We have no further obligations under these warehouse agreements and we have not entered into any new warehouse facilities subsequent to March 31, 2008.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the financial assets, liabilities and derivatives as to which we have elected to record fair value adjustments under SFAS No. 159. Our election to record these assets at fair value was effective on January 1, 2008, the effective date of Statement of Financial Accounting Standards, or SFAS, No. 159. Our SFAS No. 159 election impacted the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the three-month periods ended March 31, 2009 and 2008, the fair value adjustments we recorded were as follows (dollars in thousands):

	For the Three-Month Periods Ended March 31
Description	2009	2008
Change in fair value of trading securities and security-related receivables	$(190,687)	$(441,274)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	82,589	841,560
Change in fair value of derivatives	8,293	(144,436)

Change in fair value of financial instruments	$(99,805)	$255,850

Asset impairments. For the three-month period ended March 31, 2008, we recorded asset impairments totaling $10.7 million that were associated with certain investments in loans and available-for-sale securities for which we did not elect SFAS No. 159. In making this determination, management considered the estimated fair value of the investments in relation to our cost bases, the financial condition of the related entity and our intent and ability to hold the investments for a sufficient period of time to recover our investments. For the identified investments, management believes full recovery is not likely and wrote down the investments to their current recovery value, or estimated fair value. Asset impairments were comprised of $8.5 million of impairment in our investments in loans and $2.2 million of other-than-temporary impairment in available-for-sale securities.

Income tax benefit. We maintain several domestic and foreign TRS entities that are subject to U.S. federal, state and local income taxes and foreign taxes. For the three-month period ended March 31, 2009, the total benefit for income taxes was $0.1 million, a decrease of $0.1 million from a benefit of $0.2 million for the three-month period ended March 31, 2008. These tax benefits are primarily attributable to operating losses at several of our domestic TRS entities during the three-month periods ended March 31, 2009 and 2008.

Discontinued operations. Losses from discontinued operations increased $1.5 million to a loss of $1.9 million for the three-month period compared to a loss of $0.4 million for the three-month period ended March 31, 2008. The increase is primarily attributable to a VIE that was deconsolidated during the three-month period ended March 31, 2009. As of March 31, 2009, we have one real estate property classified as held-for-sale with total assets of $15.5 million.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs. The disruption in the credit markets has reduced our liquidity and capital resources and has generally increased the cost of any new sources of liquidity over historical levels. Due to current market conditions, the cash flow to us from a number of the securitizations we sponsored has been reduced and we do not expect to sponsor new securitizations to provide us with long-term financing for the foreseeable future. We are seeking to expand our use of secured lines of credit, our ability to obtain cash in transactions restructuring securities issued by our sponsored securitizations and other financing strategies that permit us to originate investments generating attractive returns while preserving our capital, such as participations and joint venturing arrangements.

We expect to continue to receive substantial cash flow from our investment portfolio. However, a number of our securitizations are currently failing several of their respective over-collateralization tests due to collateral defaults, resulting in the re-direction of cash flow associated with our retained interests to repay principal on senior debt. We believe our available cash and restricted cash balances, funds available under our secured credit facilities, other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months. Should our liquidity needs exceed our available sources of liquidity, we believe that our investments in mortgages and loans, investments in securities and investments in real estate interests could be sold directly to raise additional cash. We may not be able to obtain additional financing when we desire to do so, or may not be able to obtain desired financing on terms and conditions acceptable to us. If we fail to obtain additional financing, our ability to maintain or grow our business will be significantly reduced.

Our primary cash requirements are as follows:

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT;

•	to repay our indebtedness under our secured credit facilities and other indebtedness;

•	to make investments and fund the associated costs;

•	to compensate our employees; and

•	to pay U.S. federal, state, and local taxes of our TRSs.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $41.0 million as of March 31, 2009;

•

cash generated from operating activities, including net investment income from our investment portfolio, and fee income received by Taberna Capital and RAIT Partnership through their collateral management agreements. The collateral management fees paid by CDO entities, although a portion is eliminated in consolidation with respect to the consolidated CDOs, represent cash inflows to us, and, after the payment of income taxes, the remaining cash may be used for our operating expenses or distributions;

•	proceeds from future borrowings or offerings of our common and preferred shares; and

•	proceeds from the sales of assets.

Cash Flows

As of March 31, 2009 and March 31, 2008, we maintained cash and cash equivalents of approximately $41.0 million and $34.2 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three-Month Periods Ended March 31
	2009	2008
Cash flow from operating activities	$28,914	$29,258
Cash flow from investing activities	109,396	164,275
Cash flow from financing activities	(124,799)	(287,285)

Net change in cash and cash equivalents	13,511	(93,752)
Cash and cash equivalents at beginning of period	27,463	127,987

Cash and cash equivalents at end of period	$40,974	$34,235

Our principal source of cash flows is from our investing activities. Our decreased cash flow from operating activities is primarily due to the reduced fees generated in 2009 as compared to 2008 as well as the increase in loans on non-accrual in 2009 as compared to 2008.

The reduction in cash inflow from our investing activities during 2009 as compared to 2008 reflects the lower volume of investments originated or purchased in 2009 as compared to 2008. Our cash inflow from investing activities primarily resulted from $120.0 million principal repayments on loans and investments.

The cash outflow from our financing activities during 2009 as compared to a cash inflow in 2008 is due to a reduction in our capital raised in 2009 as compared to 2008 along with our continued efforts to repay or repurchase our existing debt at substantial discounts.

Our gross cash flow is comprised of net investment income, net rental income and asset management fees that we received from our assets under management. Our net investment income represents the positive difference between the income we earn on our investment portfolio and the cost of financing our investment portfolio. For the three-month periods ended March 31, 2009 and 2008, the gross cash flows generated by our investment portfolios was as follows (dollars in thousands):

	Assets Under Management at March 31, 2009	Gross Cash Flow for the Three-Month Period Ended March 31, 2009 (1)	Assets Under Management at March 31, 2008	Gross Cash Flow for the Three-Month Period Ended March 31, 2008 (1)
Commercial real estate portfolio (2)	$2,105,225	$20,335	$2,146,035	$25,137
Residential mortgage portfolio (3)	3,502,375	4,517	3,976,006	5,104
European portfolio	1,827,022	1,721	2,004,088	3,461
U.S. TruPS portfolio (4)	6,487,455	3,763	6,218,286	11,850
Other investments	180	202	128,600	349

Total	$13,922,257	$30,538	$14,473,015	$45,901

(1)	Gross cash flows for the three-month periods ended March 31, 2009 and 2008 may not be indicative of cash flows for subsequent or annual periods. See “Forward-looking Statements” and “Risk Factors” sections included in our Annual Report on Form 10-K for the year ended December 31, 2008 for the risks and uncertainties that could cause our gross cash flow for subsequent annual periods to differ materially from these amounts.
(2)	As of March 31, 2009 and 2008, our commercial real estate portfolio is comprised of $1.4 billion and $1.7 billion, respectively, of assets collateralizing RAIT I and RAIT II, $501.5 million and $162.2 million, respectively, of investments in real estate interests and $179.1 million and $305.7 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(3)	Assets under management for our residential mortgage portfolio represent the unpaid principal balance as of March 31, 2009.
(4)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I through Taberna IX and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

During the three-month period ended March 31, 2009, we generated $30.5 million of cash flow from our portfolios and asset management activities before operating expenses. We paid $3.4 million in preferred share dividends during the three-months ended March 31, 2009. The remaining net cash flow from operations was used to repay indebtedness, pay operating expenses, including cash compensation expense and general and administrative expenses, and for general working capital purposes.

Our assets under management have historically been financed on a long-term basis through securitizations and our rights to cash flow from these portfolios depend on the terms of the debt and equity securities we hold in these securitizations. Several of our securitizations are currently failing several of their respective over-collateralization tests due to collateral defaults and are re-directing cash flow, associated with our retained interests, to repay principal on senior debt. See “Securitization Summary” above.

Our two commercial real estate securitized financing arrangements include a revolving credit option that allows us to repay the AAA rated debt tranches totaling $475.0 million as loan repayments occur, and then draw up to the available committed amounts during the first five years of each facility. We have $24.9 million of unused capacity in our two CRE securitizations to invest in commercial loans as of March 31, 2009, subject to future funding commitments and borrowing requirements.

Capitalization

Debt Financing.

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness as of March 31, 2009 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Interest Rate Terms	Weighted- Average Interest Rate	Contractual Maturity
Secured credit facilities and other indebtedness	$188,807	$166,203	2.5% to 13.0%	5.7%	2009 to 2037
Mortgage-backed securities issued (1)(2)(3)	3,291,613	3,269,861	4.5% to 5.8%	5.1%	2035
Trust preferred obligations (4)	451,328	188,116	0.5% to 9.2%	4.1%	2035
CDO notes payable—amortized cost (1)(5)	1,417,250	1,417,250	0.8% to 4.5%	1.7%	2036 to 2045
CDO notes payable—fair value (1)(4)(6)	3,591,426	546,962	1.6% to 10.0%	2.1%	2035 to 2038
Convertible senior notes (7)	379,168	377,873	6.9%	6.9%	2027

Total indebtedness	$9,319,592	$5,966,265		3.5%

(1)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(2)	Collateralized by $3.5 billion principal amount of residential mortgages and mortgage-related receivables. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(3)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.
(4)	Relates to liabilities which we elected to record at fair value under SFAS No. 159.
(5)	Collateralized by $1.8 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $4.2 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of March 31, 2009 was $1.9 billion. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Our convertible senior notes are redeemable, at the option of the holder, in April 2012.

The current status or activity in our financing arrangements occurring as of or during the three-month period ended March 31, 2009 is as follows:

Secured Credit Facilities and Other Indebtedness

The following table summarizes our secured credit facilities and other indebtedness as of March 31, 2009 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Current Weighted- Average Interest Rate	Contractual Maturity
Loans payable on real estate interests	$60,622	$60,622	4.9%	Apr. 2010 to Feb. 2016
Secured credit facilities	53,494	53,494	3.1%	Jun. 2009 to Apr. 2010
Junior subordinated notes, at fair value	38,051	15,221	8.7%	2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	2037
Term loan indebtedness	11,540	11,766	13.0%	May 2009 to Aug. 2010

Total	$188,807	$166,203	5.7%

Secured credit facilities. As of March 31, 2009, we have secured credit facilities with three financial institutions pursuant to which we have borrowed $53.5 million. Two secured credit facilities mature in 2009 and one secured credit facility matures in 2010, at which time the amounts borrowed become due and payable. Our credit facilities are secured by commercial mortgages and mezzanine loans.

Mortgage-Backed Securities Issued

        We finance our investments in residential mortgages through the issuance of mortgage-backed securities by non-qualified special purpose securitization entities that are owner trusts. The mortgage-backed securities issued maintain the identical terms of the underlying residential mortgage loans with respect to maturity, duration of the fixed-rate period and floating rate reset provision after the expiration of the fixed-rate period. Principal payments on the mortgage-backed securities issued are match-funded by the receipt of principal payments on the residential mortgage loans. Although residential mortgage loans which have been securitized, are consolidated on our balance sheet, the non-qualified special purpose entities that hold such residential mortgage loans are separate legal entities. Consequently, the assets of these non-qualified special purpose entities collateralize the debt of such entities and are not available to our creditors. As of March 31, 2009 and December 31, 2008, $3.5 billion and $3.6 billion, respectively, in principal amount of residential mortgages and mortgage-related receivables collateralized our mortgage-backed securities issued. During the three-months ended March 31, 2009, the non-qualified special purpose securitization entities repaid $96.6 million of mortgage-backed securities issued through proceeds received upon repayment of the underlying residential mortgages.

CDO Notes Payable

CDO notes payable represent notes issued by CDO entities which were used to finance the acquisition of TruPS, unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates.

CDO notes payable, at fair value.

Several of our consolidated CDOs are failing overcollateralization, or OC, trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the three-months ended March 31, 2009, $10.9 million of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Convertible Senior Notes

On January 1, 2009, we adopted APB 14-1 and upon adoption, we recorded a retrospective discount on our issued and outstanding convertible senior notes of $2.0 million. This discount reflects the fair value of the embedded conversion option within the convertible debt instruments and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in our convertible debt agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the convertible senior notes were issued. The discount will be amortized to interest expense through April 15, 2012, the date at which holders of our convertible senior notes could require repayment. Upon adoption, all prior periods were restated to reflect the retroactive adoption of APB 14-1 and total discount amortization recorded through December 31, 2008 was $0.6 million.

Debt Repurchases

During the three-months ended March 31, 2009, we repurchased, from the market, a total of $39.5 million in aggregate principal amount of CDO notes payable issued by RAIT Preferred Funding II, Ltd and of our convertible senior notes. The aggregate purchase price was $4.6 million, including $0.2 million of accrued interest, and we recorded gains on extinguishment of debt of $35.2 million.

Equity Financing.

Preferred Shares

On January 27, 2009, our board of trustees declared a first quarter 2009 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on March 31, 2009 to holders of record on March 2, 2009 and totaled $3.4 million.

On April 8, 2009, our board of trustees declared a second quarter 2009 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on June 30, 2009 to holders of record on June 1, 2009.

Common Shares

On January 24, 2009, 19,020 phantom unit awards were redeemed for common shares. These phantom units were fully vested at the time of redemption.

On March 5, 2009, the compensation committee of our board of trustees, or the Compensation Committee, awarded 484,000 phantom units, valued at $0.3 million using our closing stock price of $0.50 per share, to various non-executive employees. The awards generally vest over three-year periods.

Off-Balance Sheet Arrangements and Commitments

Not applicable.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2008 contains a discussion of our critical accounting policies. On January 1, 2009, we adopted several new accounting pronouncements and revised our accounting policies as described below. See Note 2 in our unaudited consolidated financial statements as of March 31, 2009, as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

Recent Accounting Pronouncements. On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 141R which replaces SFAS No. 141, “Business Combinations”, or SFAS No. 141R. Among other things, SFAS No. 141R broadens the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The adoption of SFAS No. 141R did not have any effect on our historical financial statements. See Note 5 for the application of this standard to transactions that occurred during the three-month period ended March 31, 2009.

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Upon adoption, we reclassified amounts in our historical balance sheet financial statement caption “minority interests” to the new caption promulgated by SFAS No. 160, “noncontrolling interests”. The new caption is presented within equity on the consolidated balance sheet. Furthermore, the allocation of any net income to noncontrolling interests is also presented in our consolidated statements of operations, however it is presented below net income. Upon adoption, all prior periods presented were reclassified to be comparable to the current period presentation.

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133”, or SFAS No. 161. SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material effect on our financial statements. See Note 7 for new disclosures required by SFAS No. 161.

On January 1, 2009, we adopted Financial Accounting Standards Board, or FASB, Staff Position, or FSP, Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The equity component is presented in shareholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. Upon adoption, we recorded a discount on our issued and outstanding convertible senior notes of $1,996. This discount reflects the fair value of the embedded conversion option within the convertible debt instruments and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in our convertible debt agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the convertible senior notes were issued. The discount will be amortized to interest expense through April 15, 2012, the date at which holders of our convertible senior notes could require repayment. Upon adoption, all prior periods were restated to reflect the retrospective application of APB 14-1 to all prior periods. The cumulative amortization of the discount recorded was $607 through December 31, 2008. The amortization recorded during the three-month period ended March 31, 2009 was $94.

On January 1, 2009, we adopted FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, or FSP No. 140-3. FSP No. 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. FSP No. 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP No. 140-3 is effective for fiscal years beginning after November 15, 2008. The adoption of FSP No. 140-3 did not have a material effect on our consolidated financial statements.

On January 1, 2009, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions are Participating Securities”, or FSP EITF 03-6-1. FSP EITF 03-6-1 clarifies whether instruments granted in share-based payment transactions should be included in the computation of earnings per share using the two-class method prior to vesting. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Upon adoption, we classified unvested restricted shares issued under our 2008 Equity Compensation plan as participating securities. These unvested restricted shares participate equally in dividends and earnings with all of our outstanding common shares. We retrospectively applied the requirements of this standard to all prior periods by including 225,440 unvested restricted shares in the computation of our basic earnings per share for the three-month period ended March 31, 2008. Prior to this standard, unvested restricted shares were only included in our diluted earnings per share computation under the treasury stock method. The adoption of FSP EITF 03-6-1 resulted in a decrease of $0.02 total earnings per share – basic and diluted for the three-month period ended March 31, 2008.

Our adoption of SFAS No. 160, FSP APB 14-1 and FSP EITF 03-6-1 required the retrospective application of the requirements to all prior periods presented. As a result, these columns are now labeled “As revised”.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP FAS No. 115-2 and FAS 124-2. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management is currently evaluating the impact that FSP FAS No. 115-2 and FAS 124-2 may have on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS No. 107-1 and APB 28-1. This FSP amends Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if a company also elects to early adopt FSP FAS 115-2 and FAS 124-2. Management is currently evaluating the impact that FSP FAS No. 107-1 and APB 28-1 may have on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157- 4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly”, or FSP FAS No. 157-4. FSP FAS No. 157-4 amends SFAS No. 157 to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Management is currently evaluating the impact that FSP FAS No. 157-4 may have on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, commodity prices and equity prices. In pursuing our business plan, the primary market risks to which we are exposed are interest rate risk and credit risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between our yield on invested assets and cost of funds and, in turn, our ability to make distributions or payments to our shareholders. In the event of a significant rising interest rate environment, defaults could increase and result in losses to us which adversely affect our operating results and liquidity. In the current global recession, defaults have increased and resulted in losses to us which have adversely affected, and we expect will continue to adversely affect, our operating results and liquidity.

There have been no material changes in Quantitative and Qualitative disclosures during 2009 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Shareholders’ Derivative Actions

On August 17, 2007, a putative shareholders’ derivative action, styled Sarver v. Cohen (Civil Action No. 2:07-cv-03420), was filed in the United States District Court for the Eastern District of Pennsylvania naming RAIT, as nominal defendant, and certain of our executive officers and trustees as defendants. The complaint in this action alleges that certain of our executive officers and trustees breached their duties to RAIT in connection with the matters that are the subject of the securities litigation described above. The board of trustees established a special litigation committee to investigate the allegations made in the derivative action complaint and in shareholder demands asserting similar allegations, and to determine what action, if any, RAIT should take concerning them. On October 25, 2007, pursuant to a stipulation of the parties, the court ordered the derivative action stayed pending the completion of the special committee’s investigation, subject to quarterly status reports by the special litigation committee beginning March 31, 2008. On August 22, 2008, the special litigation committee advised the court that it had completed its investigation, had found no merit to the allegations of wrongdoing asserted against RAIT’s officers and trustees and concluded that prosecution of the claims asserted in the shareholders’ derivative action would not serve RAIT’s best interests. The special litigation committee accordingly moved on behalf of RAIT to dismiss that action. That motion remains pending, but on February 11, 2009, the court entered an order suspending the action while the parties engaged in settlement discussions.

On February 10, 2009, a putative shareholders’ derivative action, styled Plank v. Cohen (No. 1288 February Term 2009), was filed in the Pennsylvania Court of Common Pleas of Philadelphia County naming RAIT, as nominal defendant, and certain of our executive officers and trustees as defendants. The complaint in this action alleges that certain of our executive officers and trustees breached their duties to RAIT in connection with the matters that are the subject of the securities litigation described above.

On April 14, 2009, RAIT entered into a Stipulation and Agreement of Settlement that provides for the settlement and dismissal of the two putative shareholder derivative actions described above. The settlement does not include the claims asserted in the putative consolidated shareholder class action securities lawsuit described above, or other direct claims of purchasers of RAIT securities. The settlement, which remains subject to court approval, provides that, within two months of the settlement’s effective date and for five years thereafter, RAIT will adopt and implement certain corporate governance practices relating to board structure, trustee compensation, majority voting in the election of trustees, nomination procedures for trustees and the provision of a designated compliance officer under RAIT’s code of business conduct and ethics. RAIT believes it already complies with most of these corporate governance practices. The settlement further provides that RAIT will pay plaintiffs’ counsel up to a maximum of $400,000 for attorneys’ fees and costs, subject to court approval of those fees and costs and final approval of the settlement. RAIT and the other defendants make no admission of wrongdoing under the settlement and expressly deny each and every claim and allegation made against them in the derivative actions. An adverse resolution of either of the putative shareholder derivative actions described above could have a material adverse effect on our financial condition and results of operations.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases made by or on behalf of RAIT or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, of shares or other units of any class of RAIT’s equity securities that is registered by RAIT pursuant to section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/2009 to 01/31/2009	—		—		—		—
02/01/2009 to 02/28/2009	—		—		—		—
03/01/2009 to 03/31/2009	260,556	(1)	$0.8723	(2)	260,556	(1)	—
Total	260,556	(1)	$0.8723	(2)	260,556	(1)(3)	(1	)(3)

(1)	On March 10, 2009, the compensation committee of the board of trustees of RAIT approved a cash payment to its eight non-management trustees intended to constitute a portion of their respective 2009 annual non-management trustee compensation. RAIT’s non-management trustees are Edward S. Brown, Daniel G. Cohen, Frank A. Farnesi, S. Kristin Kim, Arthur Makadon, Daniel Promislo, John F. Quigley III and Murray Stempel, III. The cash payment was subject to terms and conditions set forth in a letter agreement, or the letter agreement, between each of the non-management trustees and RAIT. The terms and conditions included a requirement that each trustee use a portion of the cash payment to purchase RAIT’s common shares of beneficial interest, or common shares, in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 under the Exchange Act. The aggregate amount required to be used by all of the non-management trustees to purchase common shares was $232,500. RAIT filed a current report on Form 8-K with the SEC disclosing these payments and the related purchases on March 12, 2009. This entire amount was used by the trustees to make purchases in open-market transactions of common shares on March 13, 2009 and March 16, 2009, which we refer to as the trustee purchases, and no further purchases are required. With respect to these purchases, the trustees may be deemed to be affiliated purchasers and so these purchases are reported in this table. While the compensation committee reserves the right to require purchases of RAIT’s equity securities as a condition of receiving cash payments as compensation in the future, no such payments are currently outstanding.
(2)	The price reported is the weighted average price of the trustee purchases. These shares were purchased in multiple transactions at prices ranging from $0.67 to $0.96, inclusive.
(3)	On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75.0 million of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions. We have not repurchased any common shares under this plan as of March 31, 2009. This share purchase plan was first disclosed in our quarterly report on Form 10-Q for the period ended June 30, 2007 filed with the SEC on August 8, 2007 and does not have an expiration date.

Item 6.	Exhibits

(a)	Exhibits

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

RAIT FINANCIAL TRUST (Registrant)

Date: May 11, 2009	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chief Executive Officer and President
(On behalf of the registrant and as its Principal Executive Officer)

Date: May 11, 2009	By:	/s/ Jack E. Salmon
Jack E. Salmon, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer)

Date: May 11, 2009	By:	/s/ James J. Sebra
James J. Sebra, Senior Vice President-Finance and Chief Accounting Officer
(On behalf of the registrant and as its Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (6)

3.1.6	Certificate of Correction to the Series A Articles Supplementary. (6)

3.1.7	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

3.1.8	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.2	By-laws. (9)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (5)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust, as issuer, or RAIT, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (11)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (11)

10.1	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Scott F. Schaeffer. (12)

10.2	Letter of Separation dated as of February 22, 2009 between RAIT and Daniel G. Cohen. (12)

10.3	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Raphael Licht. (12)

10.4	Form of Letter Agreement between RAIT Financial Trust and each of its Non-Management Trustees. (13)

15.1	Awareness Letter from Independent Accountants.

31.1	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(7)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2008 (File No. 1-14760).
(10)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(12)	Incorporated herein by reference to RAIT’s Form 8-K as filed with the SEC on February 23, 2009 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 12, 2009 (File No. 1-14760).