Form 10-Q
period 2009-06-30
RAIT Financial Trust
filed 2009-08-10
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

A total of 64,932,766 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding as of August 7, 2009.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of June 30, 2009	As of December 31, 2008
		(As revised)
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,644,690	$2,041,112
Residential mortgages and mortgage-related receivables	3,355,089	3,598,925
Allowance for losses	(237,632)	(171,973)

Total investments in mortgages and loans	4,762,147	5,468,064
Investments in securities and security-related receivables, at fair value	675,232	1,920,883
Investments in real estate interests	604,619	350,487
Cash and cash equivalents	40,850	27,463
Restricted cash	163,862	197,366
Accrued interest receivable	52,913	99,609
Other assets	30,095	46,716
Deferred financing costs, net of accumulated amortization of $7,766 and $5,781, respectively	28,883	30,875
Intangible assets, net of accumulated amortization of $82,189 and $81,522, respectively	10,918	9,987

Total assets	$6,369,519	$8,151,450

Liabilities and Equity
Indebtedness:
Secured credit facilities and other indebtedness ($17,003 and $15,221 at fair value, respectively)	$161,731	$164,410
Mortgage-backed securities issued	3,145,614	3,364,151
Trust preferred obligations, at fair value	78,292	162,050
CDO notes payable ($151,030 and $577,750 at fair value, respectively)	1,555,780	2,029,500
Convertible senior notes	377,446	382,779

Total indebtedness	5,318,863	6,102,890
Accrued interest payable	32,933	80,035
Accounts payable and accrued expenses	18,533	19,446
Derivative liabilities	202,871	613,852
Deferred taxes, borrowers’ escrows and other liabilities	37,975	65,886

Total liabilities	5,611,175	6,882,109
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	16
Common shares, $0.01 par value per share, 200,000,000 shares authorized, 64,929,081 and 64,842,571 issued and outstanding, including 40,260 and 76,690 unvested restricted share awards, respectively	649	648
Additional paid in capital	1,615,950	1,613,853
Accumulated other comprehensive income (loss)	(126,077)	(231,425)
Retained earnings (deficit)	(736,158)	(304,059)

Total shareholders’ equity	754,431	1,079,084
Noncontrolling interests	3,913	190,257

Total equity	758,344	1,269,341

Total liabilities and equity	$6,369,519	$8,151,450

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2009	2008	2009	2008
		(As revised)		(As revised)
Revenue:
Investment interest income	$130,388	$177,318	$281,481	$362,608
Investment interest expense	(91,860)	(119,914)	(194,880)	(253,027)

Net interest margin	38,528	57,404	86,601	109,581
Rental income	13,595	3,345	23,884	6,606
Fee and other income	8,679	4,594	11,499	12,003

Total revenue	60,802	65,343	121,984	128,190
Expenses:
Compensation expense	6,022	8,436	11,660	16,605
Real estate operating expense	11,129	2,931	20,873	5,603
General and administrative expense	5,272	6,910	9,529	11,723
Provision for losses	66,096	25,310	185,600	35,583
Depreciation expense	5,598	1,184	9,639	2,350
Amortization of intangible assets	352	6,094	667	13,165

Total expenses	94,469	50,865	237,968	85,029

Income (loss) before other income (expense), taxes and discontinued operations	(33,667)	14,478	(115,984)	43,161
Interest and other income	1,686	59	2,287	1,172
Gains (losses) on sale of assets	50	(142)	50	(142)
Gains on extinguishment of debt	12,349	8,662	47,556	8,662
Losses on deconsolidation of VIEs	(313,808)	—	(313,808)	—
Change in fair value of free-standing derivatives	—	—	—	(37,203)
Change in fair value of financial instruments	91,357	97,056	(8,448)	352,906
Unrealized gains (losses) on interest rate hedges	(244)	(66)	(486)	15
Equity in income (loss) of equity method investments	(1)	981	(8)	944
Asset impairments	(46,015)	(9,629)	(46,015)	(20,323)

Income (loss) before taxes and discontinued operations	(288,293)	111,399	(434,856)	349,192
Income tax benefit (provision)	(693)	2,293	(657)	2,434

Income (loss) from continuing operations	(288,986)	113,692	(435,513)	351,626
Income (loss) from discontinued operations	(275)	(630)	(2,162)	(1,071)

Net income (loss)	(289,261)	113,062	(437,675)	350,555
(Income) loss allocated to preferred shares	(3,415)	(3,415)	(6,821)	(6,821)
(Income) loss allocated to noncontrolling interests	4,809	4,712	12,397	(99,347)

Net income (loss) allocable to common shares	$(287,867)	$114,359	$(432,099)	$244,387

Earnings (loss) per share—Basic:
Continuing operations	$(4.43)	$1.83	$(6.62)	$3.96
Discontinued operations	—	(0.01)	(0.03)	(0.02)

Total earnings (loss) per share—Basic	$(4.43)	$1.82	$(6.65)	$3.94

Weighted-average shares outstanding—Basic	64,995,483	62,729,473	64,972,363	61,997,739

Earnings (loss) per share—Diluted:
Continuing operations	$(4.43)	$1.83	$(6.62)	$3.96
Discontinued operations	—	(0.01)	(0.03)	(0.02)

Total earnings (loss) per share—Diluted	$(4.43)	$1.82	$(6.65)	$3.94

Weighted-average shares outstanding—Diluted	64,995,483	62,804,806	64,972,363	62,038,113

Distributions declared per common share	$—	$0.46	$—	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2009	2008	2009	2008
		(As revised)		(As revised)
Net income (loss)	$(289,261)	$113,062	$(437,675)	$350,555
Other comprehensive income (loss):
Change in fair value of interest rate hedges	35,359	39,119	43,604	585
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income (loss)	244	66	486	(15)
Realized (gains) losses on interest rate hedges reclassified to earnings	689	2,405	3,044	4,915
Change in fair value of available-for-sale securities	205	(5,838)	(13,580)	(12,530)
Realized (gains) losses on available-for-sale securities reclassified to earnings	44,275	2,728	44,275	4,542
Realized (gains) losses on deconsolidation of VIEs	28,196	—	28,196	—

Total other comprehensive income (loss)	108,968	38,480	106,025	(2,503)

Comprehensive income (loss)	(180,293)	151,542	(331,650)	348,052
Allocation to noncontrolling interests	—	(826)	(677)	(433)

Comprehensive income (loss) allocable to common shares	$(180,293)	$150,716	$(332,327)	$347,619

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six-Month Periods Ended June 30
	2009	2008
		(As revised)
Operating activities:
Net income (loss)	$(437,675)	$350,555
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	185,600	35,583
Amortization of deferred compensation	2,139	4,453
Depreciation and amortization	10,451	15,931
Amortization of deferred financing costs and debt discounts	7,710	7,451
Accretion of discounts on investments	(3,377)	(3,329)
(Gains) losses on sales of assets	(50)	142
(Gains) losses on extinguishment of debt	(47,556)	(8,662)
(Gains) losses on deconsolidation of VIEs	315,860	—
Change in fair value of financial instruments	8,448	(352,906)
Unrealized gains (losses) on interest rate hedges	486	(15)
Equity in (income) loss of equity method investments	8	(944)
Asset impairments	46,015	20,323
Unrealized foreign currency (gains) losses on investments	(438)	(313)
Changes in assets and liabilities:
Accrued interest receivable	6,533	8,869
Other assets	(1,365)	22,050
Accrued interest payable	7,111	2,953
Accounts payable and accrued expenses	(3,382)	(1,135)
Deferred taxes, borrowers’ escrows and other liabilities	(49,783)	(18,137)

Cash flow from operating activities	46,735	82,869
Investing activities:
Purchase and origination of securities for investment	(1,332)	(62,637)
Purchase and origination of loans for investment	(22,031)	(60,055)
Principal repayments on loans	259,306	348,522
Investment in Jupiter Communities	(1,300)	—
Investment in real estate interests	(4,054)	2,139
Proceeds from dispositions of real estate interests	—	26,625
Decrease in restricted cash	11,954	71,211

Cash flow from investing activities	242,543	325,805
Financing activities:
Proceeds from other indebtedness	1,177	25,000
Repayments on repurchase agreements and other indebtedness	(13,992)	(112,074)
Repayments on residential mortgage-backed securities	(223,335)	(242,978)
Proceeds from issuance of CDO notes payable	50	56,775
Repayments and repurchase of CDO notes payable	(31,776)	(151,512)
Repayments and repurchase of convertible senior notes	(1,601)	(11,858)
Acquisition of noncontrolling interests in CDOs	—	(70)
Payments for deferred costs	334	(36)
Common share issuance, net of costs incurred	73	22,247
Distributions paid to preferred shares	(6,821)	(6,821)
Distributions paid to common shares	—	(56,151)

Cash flow from financing activities	(275,891)	(477,478)

Net change in cash and cash equivalents	13,387	(68,804)
Cash and cash equivalents at the beginning of the period	27,463	127,987

Cash and cash equivalents at the end of the period	$40,850	$59,183

Supplemental cash flow information:
Cash paid for interest	$196,520	$224,392
Cash paid for taxes	—	294
Non-cash increase (decrease) in trust preferred obligations	(223,334)	(88,125)
Distributions payable	—	29,350
Non-cash increase in investments in real estate interests from the foreclosure of loans	258,545	31,000

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K and Current Report on Form 8-K filed on June 29, 2009, which updates Items 6, 7 and 8 of our 2008 Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. In applying SFAS No. 159, we classified certain available-for-sale securities as trading securities on January 1, 2008 when they were elected under the fair value option. Trading securities are carried at their estimated fair value, with changes in fair value reported in earnings.

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

e. Allowance for Losses

We maintain an allowance for losses on our investments in commercial mortgages, mezzanine loans and residential mortgages and mortgage-related receivables. Our allowance for losses is based on management’s evaluation of known losses and inherent risks, for example, historical and industry loss experience, economic conditions and trends, estimated fair values, the quality of collateral and other relevant factors. Specific allowances for losses on our commercial and mezzanine loans are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. Our allowance for losses on residential mortgage loans is evaluated collectively for impairment as the mortgage loans are homogenous pools of residential mortgages. The allowance for losses is increased by charges to operations and decreased by charge-offs (net of recoveries).

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

g. Revenue Recognition

1)	Investment interest income—We recognize interest income from investments in commercial mortgages, mezzanine loans, residential mortgages and debt and other securities on a yield to maturity basis. Upon the acquisition of a loan at a discount, we assess the portions of the discount that constitute accretable yields and non-accretable differences. The accretable yield represents the excess of our expected cash flows from the loan over the amount we paid for the loan. That amount, the accretable yield, is accreted to interest income over the remaining life of the loan. Many of our commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management evaluates loans for non-accrual status each reporting period. Payments received for loans on non-accrual status are applied to principal until the loan is removed from non-accrual status. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. For investments that we did not elect to record at fair value under SFAS No. 159, origination fees and direct loan origination costs are deferred and amortized to net investment income, using the effective interest method, over the contractual life of the underlying loan security or loan, in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases”, or SFAS No. 91. For investments that we elected to record at fair value under SFAS No. 159, origination fees and direct loan costs are recorded in income and are not deferred. We recognize interest income from interests in certain securitized financial assets on an estimated effective yield to maturity basis. Management estimates the current yield on the amortized cost of the investment based on estimated cash flows after considering prepayment and credit loss experience.

2)	Rental income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multi-family real estate properties, rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, rental income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by providing (a) ongoing asset management services to investment portfolios under cancelable management agreements and (b) providing or arranging to provide financing to our borrowers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. Asset management fees are an administrative cost of a securitization entity and are paid by the administrative trustee on behalf of its investors. These asset management fees are recognized when earned. Asset management fees from consolidated CDOs are eliminated in consolidation. During the three-month periods ended June 30, 2009 and 2008, we earned $3,900 and $6,710, respectively, of asset management fees, of which we eliminated $2,021 and $4,172, respectively, upon consolidation of CDOs of which we are the primary beneficiary. During the six-month periods ended June 30, 2009 and 2008, we earned $8,877 and $14,793, respectively, of asset management fees, of which we eliminated $4,877 and $8,561, respectively, upon consolidation of CDOs of which we are the primary beneficiary.

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

As of June 30, 2009

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

Many financial instruments have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that we and others are willing to pay for an asset. Ask prices represent the lowest price that we and others are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, we do not require that fair value always be a predetermined point in the bid-ask range. Our policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that results in our best estimate of fair value.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

applied on a consistent basis and are based on observable inputs where available. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions.

j. Income Taxes

RAIT and Taberna have each elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Accordingly, we generally will not be subject to U.S. federal income tax to the extent of our distributions to shareholders and as long as certain asset, income and share ownership tests are met. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our shareholders. Management believes that all of the criteria to maintain RAIT’s and Taberna’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

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

Certain TRS entities are currently subject to ongoing tax examinations and assessments in various jurisdictions. The IRS has completed its examination of Taberna Funding LLC’s federal income tax returns for the 2007 tax year. No adjustments were made by the IRS. The IRS is currently examining Taberna Capital Management LLC’s, or TCM’s, federal income tax returns for the 2006 tax year. TCM, a wholly owned subsidiary, engaged the services of Taberna Capital (Bermuda), Ltd., or TCB, to provide various sub-advisory services in connection with TCM’s management of various CDOs. Pursuant to a transfer pricing study prepared by an international accounting firm, TCM deducted the costs paid to TCB for their services from its income for federal income tax purposes. In connection with an audit of TCM, the IRS has challenged the transfer pricing methodology applied by TCM. Although the IRS has not issued a notice of proposed adjustment, if it disallows any portion of TCM’s deductions for 2006, it is likely that the IRS could make similar claims for years subsequent to 2006. The amount deducted by TCM under this transfer pricing methodology during the year ended December 31, 2006 was $8,182. Management believes it has complied with the requirements outlined in the Internal Revenue Code and believes that its position will be sustained based on its technical merits.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

k. Recent Accounting Pronouncements

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 141R which replaces SFAS No. 141, “Business Combinations”, or SFAS No. 141R. Among other things, SFAS No. 141R broadens the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The adoption of SFAS No. 141R did not have any effect on our historical financial statements. See Note 5 for the application of this standard to transactions that occurred during the six-month period ended June 30, 2009.

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

On January 1, 2009, we adopted Financial Accounting Standards Board, or FASB, Staff Position, or FSP, Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The equity component is presented in shareholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. Upon adoption, we recorded a discount on our issued and outstanding convertible senior notes of $1,996. This discount reflects the fair value of the embedded conversion option within the convertible debt instruments and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in our convertible debt agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the convertible senior notes were issued. The discount will be amortized to interest expense through April 15, 2012, the date at which holders of our convertible senior notes could require repayment. Upon adoption, all prior periods were restated to reflect the retrospective application of FSP APB 14-1 to all prior periods. The cumulative amortization of the discount recorded was $607 through December 31, 2008. The amortization recorded during the three-month periods ended June 30, 2009 and 2008 was $97 and $91, respectively. The amortization recorded during the six-month periods ended June 30, 2009 and 2008 was $191 and $179, respectively.

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

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

On January 1, 2009, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions are Participating Securities”, or FSP EITF 03-6-1. FSP EITF 03-6-1 clarifies whether instruments granted in share-based payment transactions should be included in the computation of earnings per share using the two-class method prior to vesting. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Upon adoption, we classified unvested restricted shares issued under our 2008 Equity Compensation plan as participating securities. These unvested restricted shares participate equally in dividends and earnings with all of our outstanding common shares. We retrospectively applied the requirements of this standard to all prior periods by including 225,440 unvested restricted shares in the computation of our basic earnings per share for the three-month and six-month periods ended June 30, 2008. Prior to this standard, unvested restricted shares were only included in our diluted earnings per share computation under the treasury stock method. The adoption of FSP EITF 03-6-1 resulted in a decrease of $0.02 total earnings per share – basic and a decrease of $0.01 total earnings per share – diluted for the three-month period ended June 30, 2008 and a decrease of $0.03 total earnings per share – basic and diluted for the six-month period ended June 30, 2008.

Our adoption of SFAS No. 160, FSP APB 14-1 and FSP EITF 03-6-1 required the retrospective application of the requirements to all prior periods presented. As a result, columns related to all prior periods are now labeled “As revised”.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP FAS No. 115-2 and FAS 124-2. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS No. 115-2 and FAS 124-2 did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS No. 107-1 and APB 28-1. This FSP amends Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if a company also elects to early adopt FSP FAS 115-2 and FAS 124-2. The adoption of FSP FAS No. 107-1 and APB 28-1 did not have a material effect on our consolidated financial statements. See Note 8 for disclosures required by FSP FAS No. 107-1 and APB 28-1.

In April 2009, the FASB issued FSP FAS No. 157- 4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly”, or FSP FAS No. 157-4. FSP FAS No. 157-4 amends SFAS No. 157 to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 157-4 did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events”, or SFAS No. 165 which codifies the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. SFAS No. 165 does not change the definition of a subsequent event (i.e. an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. SFAS No. 165 was effective for us for the three-month period ended June 30, 2009. For the three-month period ended June 30, 2009, we evaluated subsequent events through August 7, 2009 and provided the appropriate disclosures on subsequent events identified. The adoption of SFAS No. 165 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”, or SFAS No. 166, and Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”, or SFAS No. 167, which change the accounting for securitizations and VIEs.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

SFAS No. 166 will eliminate the concept of a QSPE, change the requirements for derecognizing financial assets, and require additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets. SFAS No. 167 will change the determination of when a VIE should be consolidated. Under SFAS No. 167, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. Both SFAS No. 166 and 167 are effective for fiscal years beginning after November 15, 2009. Management is currently evaluating the impact that SFAS No. 166 and 167 may have on our consolidated financial statements.

NOTE 3: INVESTMENTS IN LOANS

Our investments in mortgages and loans are accounted for at amortized cost.

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of June 30, 2009:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon	Range of Maturity Dates
Commercial mortgages	$938,426	$—	$938,426	62	7.5%	Aug. 2009 to Mar. 2016
Mezzanine loans	440,497	(2,723)	437,774	133	10.0%	Aug. 2009 to Aug. 2021
Other loans	128,760	(2,369)	126,391	9	5.2%	Apr. 2010 to Oct. 2016
Preferred equity interests	146,154	—	146,154	29	11.8%	Aug. 2009 to Sept. 2021

Total	1,653,837	(5,092)	1,648,745	233	8.4%

Deferred fees	(4,055)	—	(4,055)

Total	$1,649,782	$(5,092)	$1,644,690

The following table summarizes the delinquency statistics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of June 30, 2009 and December 31, 2008:

Delinquency Status	As of June 30, 2009	As of December 31, 2008
30 to 59 days	$3,928	$610
60 to 89 days	10,729	8,360
90 days or more	89,136	95,523
In foreclosure or bankruptcy proceedings	54,805	101,054

Total	$158,598	$205,547

As of June 30, 2009 and December 31, 2008, approximately $171,809 and $186,040, respectively, of our commercial mortgages and mezzanine loans were on non-accrual status and had a weighted-average interest rate of 11.0% and 12.1%, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

Investments in Residential Mortgages and Mortgage-Related Receivables

The following tables summarize our investments in residential mortgages and mortgage-related receivables as of June 30, 2009:

	Unpaid Principal Balance	Unamortized (Discount)	Carrying Amount	Number of Loans and Mortgage- Related Receivables	Weighted- Average Interest Rate	Average Contractual Maturity Date
3/1 Adjustable rate	$84,974	$(354)	$84,620	230	5.6%	August 2035
5/1 Adjustable rate	2,754,530	(7,771)	2,746,759	5,725	5.6%	September 2035
7/1 Adjustable rate	473,431	(1,886)	471,545	1,039	5.7%	July 2035
10/1 Adjustable rate	52,482	(317)	52,165	60	5.7%	June 2035

Total	$3,365,417	$(10,328)	$3,355,089	7,054	5.6%

Our residential mortgages and mortgage-related receivables are pledged as collateral in mortgage securitizations. These mortgage securitizations have issued mortgage-backed securities to finance these obligations with a principal balance outstanding of $3,164,863 and $3,388,199 as of June 30, 2009 and December 31, 2008, respectively. These securitization transactions occurred after the residential mortgages were acquired in whole-loan portfolio transactions. In each of these residential mortgage securitizations, we retained all of the subordinated and non-rated mortgage-backed securities issued. These securitization entities are non-qualified special purpose entities and are considered VIEs. Because we retained all of the subordinated and non-rated residential mortgage-backed securities, or RMBS, issued, we are the primary beneficiary of these entities and consolidate each of the residential mortgage securitization trusts. As of June 30, 2009 and December 31, 2008, approximately 45.8% and 45.3%, respectively, of our residential mortgage loans were in the state of California.

On July 16, 2009, we sold all of our interests in our residential mortgage portfolio. See Note 14: “Subsequent Events” for further disclosure.

The following table summarizes the delinquency statistics of our residential mortgages and mortgage-related receivables as of June 30, 2009 and December 31, 2008:

Delinquency Status	As of June 30, 2009	As of December 31, 2008
30 to 59 days	$62,571	$68,239
60 to 89 days	40,892	42,148
90 days or more	113,700	69,363
In foreclosure, bankrupt or real estate owned	217,228	124,517

Total	$434,391	$304,267

As of June 30, 2009 and December 31, 2008, residential mortgages and mortgage-related receivables with an unpaid principal balance of $371,891 and $236,027, respectively, and a carrying amount of $370,380 and $231,044, respectively, were on non-accrual status and had a weighted-average coupon of 5.9% and 6.0%, respectively.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

As of June 30, 2009 and December 31, 2008, we maintained an allowance for losses as follows:

	As of June 30, 2009	As of December 31, 2008
Commercial mortgages, mezzanine loans and other loans	$108,842	$117,737
Residential mortgages and mortgage-related receivables	128,790	54,236

Total allowance for losses	$237,632	$171,973

The following table provides a roll-forward of our allowance for losses for the six-month period ended June 30, 2009:

	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage-Related Receivables	For the Six-Month Period Ended June 30, 2009
Balance, December 31, 2008	$117,737	$54,236	$171,973
Additions	89,113	96,487	185,600
Deductions for net charge-offs	(98,008)	(21,933)	(119,941)

Balance, June 30, 2009	$108,842	$128,790	$237,632

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of June 30, 2009:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon	Weighted Average Years to Maturity
Trading securities
TruPS and subordinated debentures	$1,012,145	$(510,167)	$501,978	4.8%	27.2
Other securities	10,000	(9,600)	400	5.5%	43.4

Total trading securities	1,022,145	(519,767)	502,378	4.8%	27.2
Available-for-sale securities	3,600	(3,420)	180	2.8%	33.4
Security-related receivables
TruPS and subordinated debenture receivables	116,416	(45,389)	71,027	6.5%	22.0
Unsecured REIT note receivables	95,610	(20,965)	74,645	6.9%	6.9
CMBS receivables (1)	125,629	(99,741)	25,888	2.8%	34.5
Other securities	43,484	(42,370)	1,114	2.9%	40.7

Total security-related receivables	381,139	(208,465)	172,674	6.1%	17.5

Total investments in securities	$1,406,884	$(731,652)	$675,232	5.1%	24.7

(1)	CMBS receivables include securities with a fair value totaling $4,544 that are rated “BBB+” and “BB-” by Standard & Poor’s and securities with a fair value totaling $21,344 that are rated between “AAA” and “A-” by Standard & Poor’s.

A substantial portion of our gross unrealized losses is greater than 12 months.

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

As of June 30, 2009 and December 31, 2008, $128,125 and $413,625, respectively, in principal amount of TruPS, subordinated debentures and subordinated debenture receivables were on non-accrual status and had a weighted-average coupon of 5.2% and 7.0%, respectively, and a fair value of $28,086 and $16,589, respectively. As of June 30, 2009, all available-for-sale securities that were on non-accrual status had an amortized cost of $0 and a fair value of $0.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

Some of our investments in securities collateralize debt issued through CDO entities. Our TruPS CDO entities are static pools and prohibit, in most cases, the sale of such securities until the mandatory auction call period, typically 10 years from the CDO entity’s inception. At or subsequent to the mandatory auction call date, the remaining securities will be offered for sale and the proceeds will be used to repay outstanding indebtedness and liquidate the CDO entity. The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of June 30, 2009 and December 31, 2008, investment in securities of $974,429 and $3,204,360, respectively, in principal amount of TruPS and subordinated debentures, and $214,844 and $605,445, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities. Some of these investments were eliminated upon the consolidation of various VIEs that we consolidate and the corresponding subordinated debentures of the VIEs are included as assets in our consolidated balance sheets.

Deconsolidation of VIEs

We consolidate VIEs if we are determined to be the primary beneficiary, in accordance with FIN 46R. Specifically, we previously consolidated Taberna Preferred Funding III, Ltd, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd., four securitizations in which we were determined to be the primary beneficiary primarily due to our majority ownership of the equity interests issued by the securitizations. On June 25, 2009, we sold all of our equity interests and a portion of our non-investment grade debt that we owned in these four securitizations and determined that we are no longer the primary beneficiary of the securitizations and, therefore, we deconsolidated the securitizations in accordance with FIN 46R. We recorded losses on the deconsolidation of these VIEs of $313,808 in June 2009.

The following tables summarize the balance sheet and statement of operations of the deconsolidated VIEs as of the dates of their respective deconsolidation on June 25, 2009 and their income statements for historical periods. The statements of operations for the respective VIEs are included in our consolidated statement of operations through June 25, 2009 whereas the assets of the consolidated balance sheet below have been removed from our consolidated balance sheet as of June 30, 2009. The following table also describes the non-cash changes in our assets and liabilities during 2009 caused by the deconsolidation of these VIEs.

2009
ASSETS:
Investments in securities, at fair value	$1,141,400
Investments in loans, net	45,172
Accrued interest receivable	33,973
Restricted cash	6,777
Other assets	35

Total assets	$1,227,357

LIABILITIES:
CDO notes payable, at fair value	$345,631
TruPS obligations, at fair value	75,118
Accounts payable and accrued expenses	273
Accrued interest payable	54,514
Derivative liabilities, at fair value	291,881
Other liabilities	38

Total liabilities	767,455
Accumulated other comprehensive income (loss)	(28,195)
Noncontrolling interests	174,289
Investment from RAIT	313,808

Total liabilities and investment from RAIT	$1,227,357

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

	For the Six-Month Periods Ended June 30
	2009	2008
Revenue:
Investment interest income	$70,281	$89,168
Investment interest expense	(30,799)	(53,560)

Net interest margin	39,482	35,608
General and administrative expense	830	852
Provision for losses	5,279	2,085

Income before other income (expense)	33,373	32,671
Losses on deconsolidation of VIEs	(313,808)	—
Change in fair value of financial instruments	(59,716)	209,098

Net income (loss)	(340,151)	241,769
(Income) loss allocated to noncontrolling interests	12,053	(99,347)

Net income (loss) allocable to common shares	$(328,098)	$142,422

Asset Impairments

Management evaluates investments in securities for impairment as events and circumstances warrant and concluded that certain of these securities were other than temporarily impaired as management does not expect full recovery of our investment. Asset impairment expense of $46,015 was recorded for the three-month and six-month period ended June 30, 2009 related to available-for-sale securities and was included in asset impairments in our consolidated statements of operations. Asset impairment expense of $9,627 and $11,814 was recorded for the three-month and six-month periods ended June 30, 2008, respectively, related to investments in securities and was included in asset impairment expense in our consolidated statements of operations. These impairments reduced the amortized cost basis of these available-for-sale securities.

NOTE 5: INVESTMENTS IN REAL ESTATE INTERESTS

As of June 30, 2009, we maintained investments in 31 consolidated real estate properties and three parcels of land. As of December 31, 2008, we maintained investments in 15 consolidated real estate properties and two parcels of land.

The table below summarizes the book value amounts included in our financial statements for our investments in real estate interests:

	As of June 30, 2009	As of December 31, 2008
Multi-family real estate properties	$425,557	$225,054
Office real estate properties	138,918	131,285
Retail real estate property	33,751	—
Parcels of land	22,208	614

Subtotal	620,434	356,953
Plus: Escrows and reserves	458	4,091
Less: Accumulated depreciation and amortization	(16,273)	(10,557)

Investments in real estate interests	$604,619	$350,487

During the six-month period ended June 30, 2009, we completed the conversion of 18 commercial real estate loans to real estate owned properties. The 18 real estate properties are comprised of the following: 14 multi-family properties, one office property, one retail property, one parcel of land and a vacant building. We previously held bridge or mezzanine loans with respect to these real estate properties.

On January 1, 2009, we adopted SFAS No. 141R, which defines a business as an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return directly to investors. All entities constituting a business (as defined) are subject to SFAS No. 141R, including real estate acquisitions (generally limited to acquisitions of rental properties

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

with tenants in place, not vacant land or owner-occupied property). Of the 18 commercial real estate loans that were converted to real estate owned properties, we determined that 16 properties met the criteria of a business as defined by SFAS No. 141R. These 16 properties are comprised of the 14 multi-family properties, one office property and one retail property. The parcel of land and vacant building did not meet the criteria of a business as defined under SFAS No. 141R. We accounted for the conversion of these two properties in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”, or SFAS No. 144.

Real estate interests accounted for under SFAS No. 141R

The following table summarizes the aggregate estimated fair value of the net assets acquired and liabilities assumed during the six-month period ended June 30, 2009, on the respective date of each conversion, for the real estate interests accounted for under SFAS No. 141R.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate interests	$227,188
Cash and cash equivalents	1,170
Restricted cash	3,241
Other assets	582
Goodwill	—

Total assets acquired	232,181
Liabilities assumed:
Accounts payable and accrued expenses	1,193
Other liabilities	796

Total liabilities assumed	1,989

Estimated fair value of net assets acquired	$230,192

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective conversion date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans	$222,769
Other considerations	7,577

Total fair value of consideration transferred	$230,346

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

Description	For the Six-Month Period Ended June 30, 2009	For the Six-Month Period Ended June 30, 2008
Total revenue, as reported	$121,984	$128,190
Pro forma revenue	127,171	140,760
Net income (loss) allocable to common shares, as reported	(432,099)	244,387
Pro forma net income (loss) allocable to common shares	(432,992)	243,441

These amounts have been calculated after adjusting the results of the acquired businesses to reflect the additional depreciation that would have been charged assuming the fair value adjustments to our investments in real estate interests had been applied from January 1, 2008 and 2009, respectively, together with the consequential tax effects.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

During the six-month period ended June 30, 2009, these investments contributed revenue of $6,386 and a net loss of $902 to us. During the six-month period ended June 30, 2009, we incurred $154 of third-party acquisition-related costs, which are included in general and administrative expenses in our consolidated statement of operations.

We have not yet completed the process of estimating the fair value of assets acquired and liabilities assumed. Accordingly, our preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as we complete the process. We expect to finalize the allocation of the purchase price during the third quarter of 2009. In accordance with SFAS No. 141R, changes, if any, to the preliminary estimates and allocation will be reported in our financial statements retrospectively.

Real estate interests accounted for under SFAS No. 144

During the six-month period ended June 30, 2009, we completed the conversion of one parcel of land and a vacant building to real estate owned properties. We previously held bridge or mezzanine loans with respect to these real estate properties. We accounted for these conversions in accordance with SFAS No. 144. On the respective date of each conversion, the parcel of land had a fair value of $21,595 and the vacant building had a fair value of $15,500. As of June 30, 2009, we have classified the vacant building as assets held-for-sale and reported the net loss from this entity as a component of discontinued operations for the six-month period ended June 30, 2009.

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness as of June 30, 2009:

Description	Unpaid Principal Balance	Carrying Amount	Interest Rate Terms	Weighted- Average Interest Rate	Contractual Maturity
Secured credit facilities and other indebtedness	$182,779	$161,731	2.3% to 13.0%	5.6%	2009 to 2037
Mortgage-backed securities issued (1)(2)(3)	3,164,863	3,145,614	3.0% to 5.8%	5.0%	2035
Trust preferred obligations (4)	136,125	78,292	1.0% to 8.8%	2.3%	2036
CDO notes payable—amortized cost (1)(5)	1,404,750	1,404,750	0.6% to 3.3%	0.8%	2036 to 2045
CDO notes payable—fair value (1)(4)(6)	1,191,338	151,030	1.3% to 5.9%	1.6%	2035 to 2038
Convertible senior notes (7)	378,643	377,446	6.9%	6.9%	2027

Total indebtedness	$6,458,498	$5,318,863		3.5%

(1)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(2)	Collateralized by $3,365,417 principal amount of residential mortgages and mortgage-related receivables. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(3)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.
(4)	Relates to liabilities which we elected to record at fair value under SFAS No. 159.
(5)	Collateralized by $1,776,232 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1,475,476 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of June 30, 2009 was $807,745. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Our convertible senior notes are redeemable, at the option of the holder, in April 2012.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

The current status or activity in our financing arrangements occurring as of or during the six-month period ended June 30, 2009 is as follows:

Secured Credit Facilities and Other Indebtedness

The following table summarizes our secured credit facilities and other indebtedness as of June 30, 2009:

Description	Unpaid Principal Balance	Carrying Amount	Current Weighted- Average Interest Rate	Contractual Maturity
Loans payable on real estate interests	$58,346	$58,346	4.8%	Apr. 2010 to Feb. 2016
Secured credit facilities	53,494	53,494	3.4%	Oct. 2009 to Feb. 2011
Junior subordinated notes, at fair value (1)	38,051	17,003	8.7%	2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	2037
Term loan indebtedness (2)	7,731	7,731	13.0%	Aug. 2010
Other indebtedness	57	57	5.4%	Aug. 2009

Total	$182,779	$161,731	5.6%

(1)	Relates to liabilities which we elected to record at fair value under SFAS No. 159.
(2)	Unpaid principal balance was fully repaid in July 2009.

Secured credit facilities. As of June 30, 2009, we have secured credit facilities with three financial institutions pursuant to which we have borrowed an aggregate amount of $53,494. One secured credit facility with an unpaid principal balance of $21,314 matures in October 2009, one secured credit facility with an unpaid principal balance of $22,180 matures in April 2010 and one secured credit facility with an unpaid principal balance of $10,000 matures in February 2011. Upon maturity, the amounts borrowed become due and payable. Our credit facilities are secured by commercial mortgages and mezzanine loans.

Mortgage-Backed Securities Issued

We finance our investments in residential mortgages through the issuance of mortgage-backed securities by non-qualified special purpose securitization entities that are owner trusts. The mortgage-backed securities issued maintain the identical terms of the underlying residential mortgage loans with respect to maturity, duration of the fixed-rate period and floating rate reset provision after the expiration of the fixed-rate period. Principal payments on the mortgage-backed securities issued are match-funded by the receipt of principal payments on the residential mortgage loans. Although residential mortgage loans which have been securitized are consolidated on our balance sheet, the non-qualified special purpose entities that hold such residential mortgage loans are separate legal entities. Consequently, the assets of these non-qualified special purpose entities collateralize the debt of such entities and are not available to our creditors. As of June 30, 2009 and December 31, 2008, $3,365,417 and $3,611,860, respectively, of principal amount residential mortgages and mortgage-related receivables collateralized our mortgage-backed securities issued. During the three-month and six-month periods ended June 30, 2009, the non-qualified special purpose securitization entities repaid $126,748 and $223,335, respectively, of mortgage-backed securities issued through proceeds received upon repayment of the underlying residential mortgages.

On July 16, 2009, we sold our residential mortgage portfolio. See Note 14 “Subsequent Events” for further disclosure.

CDO Notes Payable

CDO notes payable represent notes issued by CDO entities which are used to finance the acquisition of TruPS, unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates.

CDO notes payable, at fair value. Several of our consolidated CDOs are failing overcollateralization, or OC, trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the six-month period ended June 30, 2009, $28,222 of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

Convertible Senior Notes

On January 1, 2009, we adopted APB 14-1 and upon adoption, we recorded a retrospective discount on our issued and outstanding convertible senior notes of $1,996. This discount reflects the fair value of the embedded conversion option within the convertible debt instruments and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in our convertible debt agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the convertible senior notes were issued. The discount will be amortized to interest expense through April 15, 2012, the date at which holders of our convertible senior notes could require repayment. Upon adoption, all prior periods were restated to reflect the retroactive adoption of APB 14-1 and total discount amortization recorded through December 31, 2008 was $607. As of June 30, 2009, we had an unpaid principal balance of $378,643 in convertible senior notes outstanding, as compared to $384,168 at December 31, 2008. See “Debt Repurchases” below.

Debt Repurchases

During the three-month period ended June 30, 2009, we repurchased, from the market, a total of $13,025 in aggregate principal amount of CDO notes payable issued by RAIT CRE CDO I, Ltd and of our convertible senior notes. The aggregate purchase price was $680, including $4 of accrued interest, and we recorded gains on extinguishment of debt of $12,349. During the six-month period ended June 30, 2009, we repurchased, from the market, a total of $52,525 in aggregate principal amount of CDO notes payable issued by RAIT CRE CDO I, Ltd, RAIT Preferred Funding II, Ltd and of our convertible senior notes. The aggregate purchase price was $5,251, including $169 of accrued interest, and we recorded gains on extinguishment of debt of $47,556. On July 31, 2009, we repurchased and subsequently cancelled $98,280 of our senior convertible notes. See Note 14 “Subsequent Events” for further disclosure.

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of June 30, 2009, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

Foreign Currency Derivatives

We have entered into various foreign currency derivatives to hedge our exposure to changes in the value of a U.S. dollar as compared to foreign currencies, primarily the Euro. Our foreign currency derivatives are recorded at fair value in our financial statements, with changes in fair value recorded in earnings.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009		As of December 31, 2008
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$1,885,057	$(202,871)	$3,685,692	$(613,852)
Interest rate caps	36,000	964	51,000	863
Basis swaps	—	—	50,000	—
Foreign currency derivatives:
Currency options	—	—	2,127	21

Net fair value	$1,921,057	$(201,907)	$3,788,819	$(612,968)

The following table summarizes the effect on income by derivative instrument type for the following periods:

	For the Three-Month Period Ended June 30, 2009		For the Three-Month Period Ended June 30, 2008
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)
Interest rate swaps	$(689)	$(240)	$(2,405)	$(62)
Currency options	—	(4)	—	(4)

Total	$(689)	$(244)	$(2,405)	$(66)

	For the Six-Month Period Ended June 30, 2009		For the Six-Month Period Ended June 30, 2008
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)

Interest rate swaps	$(3,044)	$(465)	$(4,915)	$10
Currency options	—	(21)	—	5

Total	$(3,044)	$(486)	$(4,915)	$15

On January 1, 2008, we adopted SFAS No. 159 for certain of our CDO notes payable. Upon the adoption of SFAS No. 159, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. As of June 30, 2009, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $1,010,276 and had a liability balance with a fair value of $113,730. During the three-month periods ended June 30, 2009 and 2008, the change in value of these hedges was an increase of $13,701 and an increase of $112,636, respectively. During the six-month periods ended June 30, 2009 and 2008, the change in value of these hedges was an increase of $21,994 and a decrease of $31,800, respectively. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

During the three-month period ended June 30, 2009, cash flow hedges with a notional value of $1,801,445 and a liability fair value of $291,881 were removed from our consolidated financial statements due to the deconsolidation of VIEs. See Note 4: “Investments in Securities” for further disclosure.

Amounts reclassified to earnings associated with effective cash flow hedges are reported in investment interest expense and the fair value of these hedge agreements is included in other assets or derivative liabilities.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

Free-Standing Derivatives

We have maintained warehouse arrangements with various investment banks. These warehouse arrangements are free-standing derivatives under SFAS No. 133. As such, our investment, or first-dollar risk of loss, is recorded at fair value each period with the change in fair value recorded in earnings.

During the six-month period ended June 30, 2008, two of our warehouse facilities terminated. As such, we did not expect that we would recover our warehouse deposits. As a result, as of June 30, 2008, we fully accrued for the contingency of losing our $32,059 of warehouse deposits in other liabilities. The accrual was charged to earnings through the change in fair value of free-standing derivatives. Subsequent to June 30, 2008, we did not recover our warehouse deposit and charged off our deposits accordingly.

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

The following table summarizes the carrying amount and the fair value of our financial instruments as of June 30, 2009:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Investments in mortgages and loans:
Commercial mortgages, mezzanine loans and other loans	$1,644,690	$1,533,581
Residential mortgages and mortgage-related receivables	3,355,089	1,443,745
Investments in securities and security-related receivables	675,232	675,232
Cash and cash equivalents	40,850	40,850
Restricted cash	163,862	163,862
Derivative assets	964	964
Liabilities
Indebtedness:
Secured credit facilities and other indebtedness	161,731	146,671
Mortgage-backed securities issued	3,145,614	1,434,086
Trust preferred obligations	78,292	78,292
CDO notes payable—at amortized cost	1,404,750	500,135
CDO notes payable—at fair value	151,030	151,030
Convertible senior notes	377,446	104,127
Derivative liabilities	202,871	202,871

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2009
Trading securities
TruPS and subordinated debentures	$—	$—	$501,978	$501,978
Other securities	—	400	—	400
Available-for-sale securities	—	180	—	180
Security-related receivables
TruPS and subordinated debenture receivables	—	—	71,027	71,027
Unsecured REIT note receivables	—	74,645	—	74,645
CMBS receivables	—	25,888	—	25,888
Other securities	—	1,114	—	1,114
Derivative assets	—	964	—	964

Total assets	$—	$103,191	$573,005	$676,196

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2009
Junior subordinated notes, at fair value	$—	$17,003	$—	$17,003
Trust preferred obligations	—	—	78,292	78,292
CDO notes payable, at fair value	—	—	151,030	151,030
Derivative liabilities	—	202,871	—	202,871

Total liabilities	$—	$219,874	$229,322	$449,196

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the six-month period ended June 30, 2009:

Assets	Trading Securities— TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2008	$1,472,611	$172,055	$1,644,666
Change in fair value of financial instruments	(177,192)	(21,645)	(198,837)
Purchases and sales, net	101,133	(2,274)	98,859
Deconsolidation of VIEs	(894,574)	(77,109)	(971,683)

Balance, as of June 30, 2009	$501,978	$71,027	$573,005

Liabilities	Trust Preferred Obligations	CDO Notes Payable, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2008	$162,050	$577,750	$739,800
Change in fair value of financial instruments	(100,509)	(58,777)	(159,286)
Purchases and sales, net	91,869	(20,587)	71,282
Deconsolidation of VIEs	(75,118)	(347,356)	(422,474)

Balance, as of June 30, 2009	$78,292	$151,030	$229,322

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of SFAS No. 159 as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
Description	2009	2008	2009	2008
Change in fair value of investments in securities	$8,651	$(171,331)	$(182,036)	$(612,605)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	69,005	156,460	151,594	998,020
Change in fair value of derivatives	13,701	111,927	21,994	(32,509)

Change in fair value of financial instruments	$91,357	$97,056	$(8,448)	$352,906

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

On April 8, 2009, our board of trustees declared a second quarter 2009 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on June 30, 2009 to holders of record on June 1, 2009 and totaled $3,406.

On July 28, 2009, our board of trustees declared a third quarter 2009 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on September 30, 2009 to holders of record on September 1, 2009.

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

On June 25, 2009, the compensation committee awarded 200,000 phantom units, valued at $238 using our closing stock price of $1.19, to two non-executive employees. The awards generally vest over four-year periods.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 10: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2009 and 2008:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2009	2008	2009	2008
Income (loss) from continuing operations	$(288,986)	$113,692	$(435,513)	$351,626
(Income) loss allocated to preferred shares	(3,415)	(3,415)	(6,821)	(6,821)
(Income) loss allocated to noncontrolling interests	4,809	4,712	12,397	(99,347)

Income (loss) from continuing operations allocable to common shares	(287,592)	114,989	(429,937)	245,458
Income (loss) from discontinued operations	(275)	(630)	(2,162)	(1,071)

Net income (loss) allocable to common shares	$(287,867)	$114,359	$(432,099)	$244,387

Weighted-average shares outstanding—Basic	64,995,483	62,729,473	64,972,363	61,997,739
Dilutive securities under the treasury stock method	—	75,333	—	40,374

Weighted-average shares outstanding—Diluted	64,995,483	62,804,806	64,972,363	62,038,113

Earnings (loss) per share—Basic:
Continuing operations	$(4.43)	$1.83	$(6.62)	$3.96
Discontinued operations	—	(0.01)	(0.03)	(0.02)

Total earnings (loss) per share—Basic	$(4.43)	$1.82	$(6.65)	$3.94

Earnings (loss) per share—Diluted:
Continuing operations	$(4.43)	$1.83	$(6.62)	$3.96
Discontinued operations	—	(0.01)	(0.03)	(0.02)

Total earnings (loss) per share—Diluted	$(4.43)	$1.82	$(6.65)	$3.94

For the three-month periods ended June 30, 2009 and 2008, securities convertible into 16,890,315 and 13,106,450 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the six-month periods ended June 30, 2009 and 2008, securities convertible into 16,276,428 and 13,303,244 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of June 30, 2009 and December 31, 2008, we had $481 and $1,985, respectively, of cash and cash equivalents and $1,882 and $7,287, respectively, of restricted cash on deposit at Bancorp. We earn interest on our cash and cash equivalents at an interest rate of approximately 2.6% per annum. During the three-month periods ended June 30, 2009 and 2008, we received $4 and $23, respectively, of interest income from Bancorp. During the six-month periods ended June 30, 2009 and 2008, we received $11 and $67, respectively, of interest income from Bancorp. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp at an annual rental expense based upon the amount of square footage occupied. We are currently in the process of terminating this sublease agreement. Rent expense incurred to Bancorp was $84 and $85 for the three-month periods ended June 30, 2009 and 2008, respectively. Rent expense incurred to Bancorp was $168 and $170 for the six-month periods ended June 30, 2009 and 2008, respectively. Rent expense has been included in general and administrative expense in the accompanying consolidated statements of operations.

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

a). Office Leases—We maintain sub-lease agreements for shared office space and facilities with Cohen & Company. Rent expense during the three-month periods ended June 30, 2009 and 2008 relating to these leases was $13 and $12, respectively, Rent expense during the six-month periods ended June 30, 2009 and 2008 relating to these leases was $25 and $25, respectively. Rent expense has been included in general and administrative expense in the accompanying consolidated statements of operations. Future minimum lease payments due over the remaining term of the lease are $333.

b). Shared Services— We previously paid Cohen & Company for services relating to structuring and managing our investments in CMBS and RMBS. The agreement with Cohen & Company for these services terminated on July 1, 2008 and we did not renew or extend this agreement. During the three-month and six-month periods ended June 30, 2008, we incurred total shared service expenses of $257 and $519, respectively. These shared service expenses have been included in general and administrative expense in the accompanying consolidated statements of operations.

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

d). Common Shares—As of June 30, 2009 and December 31, 2008, Cohen & Company and its affiliate entities owned 510,434 of our common shares.

e). CDO Notes Payable—During the three-month period ended June 30, 2009, we repurchased $8,500 of our RAIT CRE CDO I notes payable rated BBB from a third party using the broker-dealer services of Cohen & Company. Cohen & Company received $21 principal transaction income in connection with this transaction.

f). EuroDekania—EuroDekania is an affiliate of Cohen & Company. In September 2007, EuroDekania purchased approximately €10,000 ($13,892) of the subordinated notes and all of the €32,250 ($44,802) BBB-rated debt securities in Taberna Europe CDO II. We invested €17,500 ($24,311) in the total subordinated notes and earn management fees of 35 basis points on the collateral assets owned by this entity. EuroDekania receives a fee equal to 3.5 basis points of our subordinated collateral management fee which is payable to EuroDekania only if we collect our subordinated management fee and EuroDekania retains an investment in the subordinated notes. During the three-month and six-month periods ended June 30, 2009, we did not collect a subordinated management fee and were not obligated to pay EuroDekania. During the three-month and six-month periods ended June 30, 2008, we recorded a collateral management fee expense of $114 and $241, respectively, payable to EuroDekania.

g). Star Asia—Star Asia is an affiliate of Cohen & Company. In March 2009, Star Asia issued debt securities to a third party, upon which a subsequent exchange offer was entered into with Taberna Preferred Funding III, Ltd., or Taberna III, for $22,425 and Taberna Preferred Funding IV, Ltd., or Taberna IV, for $19,434. Taberna Capital Management is the collateral manager for Taberna III and Taberna IV. We received an opinion from an independent third party concluding that the transaction was fair from Taberna III and IV’s financial viewpoint. There were no fees earned by Taberna Capital Management or Star Asia.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

Edward E. Cohen, the spouse of Betsy Z. Cohen and father of Daniel G. Cohen, is the Chairman of Resource America, Inc, or Resource America. Jonathan Z. Cohen, the son of Betsy Z. Cohen and brother of Daniel G. Cohen, is the Chief Executive Officer of Resource America. During the three-month period ended June 30, 2009, we repurchased $3,500 of our RAIT CRE CDO I notes payable rated BBB from a third party using the broker-dealer services of a subsidiary of Resource America. The Resource America subsidiary received $7 principal transaction income in connection with this transaction.

Brandywine Construction & Management, Inc., or Brandywine, is an affiliate of Edward E. Cohen. Brandywine provided real estate management services to two properties and three properties underlying our real estate interests during the six-month periods ended June 30, 2009 and 2008, respectively. Management fees of $20 and $37 were paid to Brandywine during the three-month periods ended June 30, 2009 and 2008, respectively, relating to those interests. Management fees of $46 and $72 were paid to Brandywine during the six-month periods ended June 30, 2009 and 2008, respectively, relating to those interests. We believe that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties.

NOTE 12: DISCONTINUED OPERATIONS

For the six-month periods ended June 30, 2009 and 2008, income (loss) from discontinued operations relates to one real estate property with total assets of $17,257 that we have deconsolidated since January 1, 2009 and one property designated as held-for-sale with total assets of $15,500 as of June 30, 2009. We have presented the assets held-for-sale in investments in real estate interests and the liabilities related to assets held-for-sale in other liabilities in the accompanying consolidated balance sheets.

The following table summarizes revenue and expense information for real estate properties classified as discontinued operations during the respective periods:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2009	2008	2009	2008
Rental income	$—	$515	$806	$1,102
Expenses:
Real estate operating expense	111	943	607	1,756
General and administrative expense	164	—	164	—
Depreciation expense	—	201	145	416

Total expenses	275	1,144	916	2,172

Income (loss) from discontinued operations	(275)	(629)	(110)	(1,070)
Gain (loss) from deconsolidation of VIE	—	—	(2,052)	—

Total income (loss) from discontinued operations	$(275)	$(629)	$(2,162)	$(1,070)

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

NOTE 13: COMMITMENTS AND CONTINGENCIES

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

On July 15, 2009, the defendants entered into a Stipulation and Agreement of Settlement (the “Stipulation”) with the lead plaintiff for the settlement of the action. The Stipulation provides that the claims of the plaintiff class will be settled for a cash payment of $32 million. The settlement payment is within the limits of RAIT’s directors and officers liability insurance, and RAIT’s insurers have agreed to fund the settlement. Also on July 15, 2009, lead plaintiff filed its Motion for Preliminary Approval of Settlement, Certification of Class for Settlement Purposes and Approval of Notice to the Class. The settlement remains subject to preliminary court approval, as well as final court approval after written notice to the class. In addition, RAIT has the option to terminate the settlement in the event that the number of class members who opt out of the settlement class exceeds a certain threshold. In connection with the settlement, the defendants have at all times denied, continue to deny and admit no wrongdoing of any kind.

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

On April 14, 2009, RAIT entered into a Stipulation and Agreement of Settlement that provides for the settlement and dismissal of the two putative shareholder derivative actions described above. The settlement does not include the claims asserted in the putative consolidated shareholder class action securities lawsuit described above, or other direct claims of purchasers of RAIT securities. In accordance with the preliminary approval order entered by the federal court on April 21, 2009, notice of the settlement was distributed to RAIT shareholders, and the federal court held a fairness hearing on July 13, 2009. No objections to the settlement were filed or presented at the fairness hearing. On July 14, 2009, the federal court entered an order and final judgment finally approving the settlement and dismissing the federal court action with prejudice. On July 22, 2009, the state court entered an order dismissing the state court action with prejudice in light of the settlement.

The settlement provides that, within two months of the settlement’s effective date (which, absent any appeal of the approval of the settlement, will be August 14, 2009), and for five years thereafter, RAIT will adopt and implement certain corporate governance practices relating to board structure, trustee compensation, majority voting in the election of trustees, nomination procedures for trustees and the provision of a designated compliance officer under RAIT’s code of business conduct and ethics. RAIT believes it already complies with most of these corporate governance practices. The settlement further provides that RAIT will pay plaintiffs’ counsel $400,000 for attorneys’ fees and costs. RAIT and the other defendants make no admission of wrongdoing under the settlement and expressly deny each and every claim and allegation made against them in the derivative actions. The dismissals of the putative shareholder derivative actions described above remain subject to appeal. In the event of a successful appeal, an adverse resolution of either of the actions could have a material adverse effect on our financial condition and results of operations.

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

As of June 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 14: SUBSEQUENT EVENTS

On July 16, 2009, we sold our residential mortgage portfolio to an affiliate of Angelo, Gordon & Co., L.P., pursuant to a Purchase and Sale Agreement, or the purchase and sale agreement, dated as of July 15, 2009 between our subsidiary, Taberna Loan Holdings I, LLC, or the seller, and AG Park Lane I Corp., or the buyer. The purchase and sale agreement provided for the sale by seller to buyer of all of our notes and equity interests, or the retained interests, together with any principal or interest payable thereon, issued by the following six securitizations of residential mortgage loans: Bear Stearns ARM Trust 2005-7, Bear Stearns ARM Trust 2005-9, Citigroup Mortgage Loan Trust 2005-1, CWABS Trust 2005 HYB9, Merrill Lynch Mortgage Investors Trust, Series 2005-A9 and Merrill Lynch Mortgage Backed Securities Trust, Series 2007-2. The purchase price paid by buyer to seller under the purchase and sale agreement was $15,800, plus accrued interest. A portion of the proceeds from this transaction were used to repay $7,731 of term loan indebtedness.

On July 31, 2009, we and Mr. Moses Marx entered into and closed on a securities purchase agreement with respect to our purchase from Mr. Marx of $98,280 aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, or the convertible senior notes, for a purchase price of $53,000. The purchase price consisted of (a) $43,000 12.5% Senior Secured Note due 2014 issued by us, or the senior secured note, and (b) $10,000 in cash. We also paid to Mr. Marx approximately $2,000 of accrued and unpaid interest on the convertible notes through July 31, 2009. We have arranged for the cancellation of these convertible notes.

The senior secured note bears interest at a rate of 12.5% per year. Interest accrues from July 31, 2009 and will be payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning October 15, 2009. The senior secured note matures on April 20, 2014 unless previously prepaid in accordance with its terms prior to such date. The senior secured note is fully and unconditionally guaranteed by two wholly owned subsidiaries of RAIT, or the guarantors: RAIT Asset Holdings II Member, LLC, or RAHM, and RAIT Asset Holdings II, LLC, or RAH2. RAHM is the sole member of RAH2 and has pledged the equity of RAH2 to secure its guarantee. RAH2’s assets consist of certain CDO notes payable issued by RAIT’s consolidated securitizations RAIT CRE CDO I, LTD., RAIT Preferred Funding II, LTD., Taberna Preferred Funding VIII, Ltd., and Taberna Preferred Funding IX, Ltd. The senior secured note is not convertible into equity securities of RAIT.

The maturity date of the senior secured note may be accelerated upon the occurrence of specified customary events of default, the satisfaction of any related notice provisions and the failure to remedy such event of default, where applicable. These events of default include: RAIT’s failure to pay any amount of principal or interest on the senior secured note when due; the failure of RAIT or any guarantor to perform any obligation on its or their part in any transaction document; and events of bankruptcy, insolvency or reorganization affecting RAIT or any guarantor.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders of RAIT Financial Trust

We have reviewed the accompanying consolidated balance sheet of RAIT Financial Trust and subsidiaries as of June 30, 2009 and the related consolidated statements of operations, other comprehensive income (loss) and cash flows for the three and six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, other comprehensive income (loss), shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2009 (except for Note 15 and for the effects of the change in accounting for noncontrolling interests and convertible debt arrangements discussed in Note 2(p) as to which the date is June 26, 2009), we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 2(k) within the Quarterly Report on Form 10-Q, the Company changed its method of accounting for noncontrolling interests in consolidated subsidiaries and convertible senior notes as of December 31, 2008 due to the adoptions of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 and FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The accompanying consolidated 2008 financial statements reflect these changes.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania August 10, 2009

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

Overview

RAIT Financial Trust invests in and manages a portfolio of real estate related assets and provides a comprehensive set of debt financing options to the real estate industry. Our income is generated primarily from:

•	interest income from our investments, net of any financing costs, or net interest margin,

•	fee income from originating and managing assets, including advisory services to borrowers, and

•	rental income from our investments in real estate assets.

We continue to face challenging and volatile market conditions resulting from global recessionary economic conditions, including significant disruptions in the credit markets, abrupt and significant devaluations of assets directly or indirectly linked to the real estate finance markets, and the attendant removal of liquidity, both long and short term, from the capital markets. We cannot predict with any certainty the potential impact on our financial performance of contemplated or future government interventions in financial markets. We seek to position RAIT to be able to take advantage of current and future market opportunities as conditions improve and to maximize shareholder value over time. To do this, we will continue to focus on:

•	managing our investment portfolios to reposition non-performing assets and maximize cash flows while seeking to maximize the ultimate recovery value of our assets over time;

•	taking advantage of our commercial real estate platform to invest, on our own account or by advising others on how to invest, in the distressed commercial real estate debt market;

•

diversifying our sources of income by seeking to generate fee income through new business ventures that enable us to preserve capital, such as expanding our property management capabilities, expanding our broker-dealer into a fixed income sales and trading platform and expanding our loan serving capabilities;

•	reducing our leverage;

•	managing the size and cost structure of our business to match our operating environment; and

•	developing new financing sources intended to maintain and increase our adjusted earnings and REIT taxable income.

During the six-month periods ended June 30, 2009 and 2008, we generated adjusted earnings per diluted share of $0.46 and $1.05 respectively, total earnings (loss) per diluted share of $(6.65) and $3.94 respectively, and gross cash flow of $57.9 million and $91.7 million, respectively. A reconciliation of RAIT’s reported generally accepted accounting principles, or GAAP, net income (loss) allocable to common shares to adjusted earnings is set forth below. See “Performance Measures-Adjusted Earnings.” RAIT’s GAAP net losses for the three-month and six-month periods ended June 30, 2009 were primarily caused by the following:

•

Losses on sales of assets. During the three-month period ended June 30, 2009, we sold all of our equity and a portion of our non-investment grade notes in the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations to a non-affiliated party. Upon completion of these sales, we deconsolidated these securitizations and removed the associated assets and liabilities from our consolidated balance sheet. The deconsolidation of these securitizations on June 25, 2009 resulted in a loss of $313.8 million.

•

Allowance for losses. We increased our allowance for losses to $237.6 million as of June 30, 2009 from $172.0 million as of December 31, 2008. The provision for losses recorded during the six-month period ended June 30, 2009 was $185.6 million and resulted from increased delinquencies in our residential mortgage loans and additional non-performing loans in our commercial real estate portfolios.

•

Asset impairments. We recorded asset impairments of $46.0 million during the three-month period ended June 30, 2009. These asset impairments were comprised of investments in securities, primarily our equity investments in our Taberna Europe I and Taberna Europe II CDOs, whose market values were reduced due to credit conditions or because of increased delinquencies of the underlying collateral.

We expect to continue to focus our efforts on our commercial real estate portfolio, comprised of our commercial mortgages, mezzanine loans, other loans and preferred equity interests and our investments in real estate interests. This is our primary investment portfolio generating $19.1 million, or 69.9%, and $27.8 million, or 60.7%, of our gross cash flow during the quarters ended June 30, 2009 and 2008, respectively. Current economic conditions have subjected borrowers under our commercial real estate loans to financial stress, which has increased the number of loans on non-accrual and caused us to increase our allowance for losses. Where it is likely to enhance our returns, we consider restructuring loans or foreclosing on the underlying property. During the quarter ended June 30, 2009, we took title to seven properties that served as collateral on our commercial real estate loans. We expect we will continue to engage in workout activity with respect to our commercial real estate loans that may result in the conversion of the property collateralizing those loans. The effect of these workouts generally would decrease the amount of our commercial real estate loans and increase the amount of investments in real estate interests we hold. Under GAAP, we may take a non-cash charge to earnings at the time of any foreclosure to the extent the amount of our loan, reduced by any allowance for losses and certain other expenses, exceeds the fair value of the property at the time of the conversion. We plan to improve the performance of properties we convert through workout activity and we have expanded our commercial property management capabilities through Jupiter Communities, described below, to improve these efforts.

Our portfolio of TruPS generated $2.8 million, or 10.2%, and $9.2 million, or 20.1%, of our gross cash flow during the quarters ended June 30, 2009 and 2008, respectively. We expect our trust preferred securities, or TruPS, portfolio to continue to generate cash flow in the form of senior management and administrative fees. We continue to experience credit deterioration of TruPS issuers. This credit deterioration adversely affects the cash flow we receive from our securitizations and the fair value of their collateral. See “Securitization Summary” below for a discussion of our securitizations collateralized by TruPs that have already, or may in the near future, have an event of default occur. We continue to seek remedies and other means of restructuring our TruPS so as to improve the overall recovery in future periods. As discussed above, in June 2009, we sold all of our retained interests in Taberna III, Taberna IV, Taberna VI and Taberna VII, or the TruPS securitizations. This transaction resulted in our deconsolidation of these securitizations, recognizing the loss described above and the removal of the associated assets and liabilities from our balance sheet. We expect to continue to receive our senior management fees from these securitizations and will continue to include their underlying assets in our assets under management in future reporting periods.

Our portfolio of residential mortgages generated $4.5 million, or 16.3%, and $5.0 million, or 10.8%, of our gross cash flow during the quarters ended June 30, 2009 and 2008, respectively. We have seen the delinquency rates in our residential mortgage portfolio increase, which resulted in increases in our loan loss reserves and the number and amount of loans on non-accrual status. In July 2009, we sold all of our retained interests in six residential mortgage securitizations. These securitizations comprised our entire portfolio of residential mortgage loans. Subsequent to this sale, we deconsolidated and removed the associated assets and liabilities of the six residential mortgage securitizations from our consolidated balance sheet. We expect the deconsolidation of these securitizations in July 2009 to result in recognizing a loss of $62.0 million and the removal of the associated assets and liabilities from our consolidated balance sheet. We will not receive any further cash distributions from this portfolio and will remove these assets from our assets under management in future reporting periods.

We believe that the deconsolidation of the TruPS securitizations in the second quarter of 2009 and our deconsolidation of the residential mortgage securitizations in the third quarter of 2009 will be beneficial to the long-term interests of our shareholders, even though these deconsolidations result in the reduction of our assets and liabilities, and ultimately our total equity due to the aforementioned losses we incur upon deconsolidation. We believe that quarterly fluctuations in the fair value of these assets and the liabilities contributed to the significant volatility in our earnings and our reported net losses beginning in 2007. We expect the deconsolidation of the TruPS securitizations will significantly reduce future volatility in earnings. With respect to the residential mortgage securitizations, we will no longer need to incur additional loan loss reserves against the residential mortgage loans underlying the securitizations which have had increasing delinquencies and default rates. We expect that the deconsolidation of both the TruPS securitizations and the residential mortgage securitizations will improve transparency to our shareholders by removing a significant amount of our non-recourse liabilities, along with their associated assets, from our financial statements. We may, in the future, sell additional retained interests in our consolidated securitizations which may result in their deconsolidation. Any such sale may have material effects on our financial results in the period in which they occur.

We are in the process of diversifying our sources of income by seeking to generate fee income through new business ventures. First, we have expanded our property management capabilities. Effective May 1, 2009, we formed a joint venture, referred to as Jupiter Communities, with the owners of an established property management firm specializing in managing multi-family properties. We paid $1.3 million to acquire a 75% interest in the joint venture on May 1, 2009. On that date, the joint venture acquired the contracts and employees of the predecessor entity. We expect this enhanced management capability to generate additional fee income, partially offset by increased compensation and general and administrative expense related to Jupiter Communities. Second, we have expanded our broker-dealer, RAIT Securities, LLC, into a fixed income sales and trading platform and expect it to contribute to RAIT’s operating results. Lastly, we have been added to Standard & Poor’s select servicer list as a commercial mortgage primary servicer and may consider offering our loan serving capabilities to third parties. We continue to explore ways to generate acceptable returns from new investments while preserving our capital. Our returns from new investments may increasingly be in the form of fees under the terms of new financing arrangements we develop, such as co-investment and joint venturing strategies.

The deconsolidation transactions described above contributed to our strategy of deleveraging RAIT by removing the associated liabilities of the relevant securitizations from our balance sheet. In July 2009, we engaged in another transaction implementing this strategy by purchasing from a noteholder, $98.3 million aggregate principal amount of RAIT’s 6.875% Convertible Senior Notes due 2027, or the convertible senior notes, for a purchase price of $53.0 million. The purchase price consisted of (a) a $43.0 million 12.5% Senior Secured Note due 2014 issued by RAIT, or the senior secured note, and (b) $10.0 million in cash. RAIT also paid to this noteholder approximately $2.0 million of accrued and unpaid interest on the convertible senior notes through July 31, 2009. RAIT has arranged for the cancellation of these convertible senior notes. We expect to continue to seek to acquire, redeem, restructure, refinance or otherwise enter into transactions to satisfy our debt where we believe that is in the long term interest of our shareholders which may include issuances of our debt and/or equity securities, sales or exchanges of our assets or other methods.

Investors should read the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, or the Annual Report, for a detailed discussion of the following items:

•	capital markets, liquidity and credit risk,

•	interest rate environment,

•	prepayment rates on commercial mortgages, mezzanine loans and residential mortgages in our portfolio, and

•	other market developments.

Our Investment Portfolio

The table below summarizes our consolidated investment portfolio as of June 30, 2009 (dollars in thousands):

	Carrying Amount (1)	Percentage of Total Portfolio	Weighted- Average Coupon (2)
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,648,745	26.2%	8.4%
Investments in real estate interests	604,619	9.6%	N/A
Residential mortgages and mortgage-related receivables	3,355,089	53.4%	5.6%
Investments in securities
TruPS and subordinated debentures	573,005	9.1%	5.0%
Unsecured REIT note receivables	74,645	1.2%	6.9%
CMBS receivables	25,888	0.4%	2.8%
Other securities	1,694	0.1%	3.5%

Total investments in securities	675,232	10.8%	5.1%

Total	$6,283,685	100.0%	6.4%

(1)	Reflects the carrying amount of the respective assets classes, as they appear in our consolidated financial statements as of June 30, 2009.
(2)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

Our consolidated investment portfolio is currently comprised of the following asset classes:

Commercial mortgages, mezzanine loans, other loans and preferred equity interests.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of June 30, 2009 (dollars in thousands):

	Carrying Amount (1)	Estimated Fair Value	Weighted- Average Coupon (2)	Range of Maturities	Number of Loans	% of Total Loan Portfolio
Commercial mortgages	$938,426	$930,519	7.5%	Aug. 2009 to Mar. 2016	62	56.8%
Mezzanine loans	437,774	392,027	10.0%	Aug. 2009 to Aug. 2021	133	26.6%
Other loans	126,391	116,233	5.2%	Apr. 2010 to Oct. 2016	9	7.7%
Preferred equity interests	146,154	94,802	11.8%	Aug. 2009 to Sept. 2021	29	8.9%

Total	$1,648,745	$1,533,581	8.4%		233	100.0%

(1)	Reflects the carrying amount of the respective assets classes, as they appear in our consolidated financial statements as of June 30, 2009.
(2)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

Investment in real estate interests.

The table below summarizes the amounts included in our consolidated financial statements for investments in real estate interests (dollars in thousands):

	As of June 30, 2009	As of December 31, 2008
Multi-family real estate properties	$425,557	$225,054
Office real estate properties	138,918	131,285
Retail real estate property	33,751	—
Parcels of land	22,208	614

Subtotal	620,434	356,953
Plus: Escrows and reserves	458	4,091
Less: Accumulated depreciation and amortization	(16,273)	(10,557)

Investments in real estate interests	$604,619	$350,487

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, preferred equity interests and investments in real estate interests as of June 30, 2009:

(a)	Based on amortized cost.

Residential mortgages and mortgage-related receivables.

We invested in our portfolio of residential mortgages primarily to help RAIT comply with REIT asset and income requirements while generating acceptable returns. We sold our retained interests in this portfolio in July 2009. See “Overview”.

Set forth below is certain information with respect to the residential mortgages and mortgage-related receivables owned as of June 30, 2009 (dollars in thousands):

	Carrying Amount (1)	Weighted- Average Coupon (2)	Average Next Adjustment Date	Average Contractual Maturity	Number of Loans	Percentage of Portfolio
3/1 Adjustable rate	$84,620	5.6%	Aug. 2009	Aug. 2035	230	2.5%
5/1 Adjustable rate	2,746,759	5.6%	Sept. 2010	Sept. 2035	5,725	81.9%
7/1 Adjustable rate	471,545	5.7%	July 2012	July 2035	1,039	14.0%
10/1 Adjustable rate	52,165	5.7%	June 2015	June 2035	60	1.6%

Total	$3,355,089	5.6%			7,054	100.0%

(1)	Reflects the carrying amount of the respective assets classes, as they appear in our consolidated financial statements as of June 30, 2009.
(2)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

The following charts below describe the housing type and geographic breakdown of the residential mortgages and mortgage-related receivables we own as of June 30, 2009:

(a)	Based on Carrying Amount.

TruPS and subordinated debentures. We have provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 10 to 30 years, which are priced based on short-term variable rates, such as the six-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and contain minimal financial and operating covenants.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of June 30, 2009 (dollars in thousands):

				Issuer Statistics
Industry Sector	Estimated Fair Value (1)	% of Total	Weighted- Average Coupon (2)	Weighted-Average Ratio of Debt to Total Capitalization (a)	Weighted- Average Interest Coverage Ratio (a)
Commercial Mortgage	$205,133	35.8%	4.5%	76.4%	0.9x
Office	123,913	21.6%	7.8%	69.1%	2.6x
Residential Mortgage	72,168	12.6%	2.9%	90.1%	1.2x
Specialty Finance	53,442	9.3%	4.7%	100.0%	(1.0)x
Homebuilders	37,905	6.6%	7.8%	61.0%	0.7x
Retail	36,554	6.4%	5.1%	81.8%	2.0x
Hospitality	24,540	4.3%	6.0%	72.5%	2.1x
Storage	19,350	3.4%	8.0%	63.5%	3.5x

Total	$573,005	100.0%	5.0%	77.5%	1.3x

(1)	Reflects the estimated fair value of the respective assets classes, as they appear in our consolidated financial statements as of June 30, 2009.
(2)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of June 30, 2009 (dollars in thousands):

(a)	Based on the most recent information available to management as provided by our TruPS issuers or through public filings.

Mortgage-backed securities, including RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities. We have invested, and expect to continue to invest, in RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities.

The table and the chart below describe certain characteristics of our mortgage-backed securities and other real estate-related debt securities as of June 30, 2009 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon (1)	Weighted- Average Years to Maturity	Amortized Cost
Unsecured REIT note receivables	$74,645	6.9%	6.9	$95,610
CMBS receivables	25,888	2.8%	34.5	125,629
Other securities	1,694	3.5%	40.6	57,084

Total	$102,227	5.8%	14.5	$278,323

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

(a)	S&P Ratings as of June 30, 2009.

Credit Summary

The table below summarizes the carrying value of our investments, non-accrual status investments and our allowance for losses at June 30, 2009 (dollars in thousands):

	Carrying Amount (1)	Number of Non-Accrual Status Investments	Carrying Amount of Non-Accrual Status Investments		Percentage of Asset Class(es)	Allowance for Losses
Commercial mortgages, mezzanine loans, other loans, preferred equity interests and investments in real estate interests	$2,253,364	27	$171,809		7.6%	$108,842	(2)
Residential mortgages and mortgage-related receivables	3,355,089	908	370,380	(3)	11.0%	128,790
Investments in securities and security-related receivables (4)	675,232	17	28,086		4.2%	N/A	(5)

Total	$6,283,685	952	$570,275		9.1%	$237,632

(1)	Reflects the carrying amount of the respective assets classes, as they appear in our consolidated financial statements as of June 30, 2009.
(2)	Pertains to 28 loans with a $183.5 million aggregate unpaid principal balance.
(3)	Includes loans delinquent over 60 days, in foreclosure, bankrupt or real estate owned as of June 30, 2009. In July 2009, we sold our retained interests in the securitizations collateralized by our residential mortgage portfolio.
(4)	Investments in securities and security-related receivables are recorded at fair value in our consolidated balance sheet in accordance with GAAP. The unpaid principal value of these investments as of June 30, 2009 is $1.2 billion. The unpaid principal balance of the non-accrual investments in this category is $128.1 million, or 10.3% of the total unpaid principal balance.
(5)	An allowance for losses is not applicable for investments in securities and security-related receivables, including our investments in U.S. TruPS and other securities, as these items are carried at fair value in our consolidated financial statements. The estimated fair value adjustment for our U.S. TruPS portfolio is recorded as a component of GAAP net income. While we believe the estimated fair values of these asset classes are affected by any related credit quality issues, under GAAP, no separate allowance for losses is established.

Securitization Summary

A summary of our CDO investments as of the most recent payment information is as follows (dollars in millions):

		Our Retained Interests (Par Amount)
Managed CDOs (Unconsolidated)	Total Collateral (Par Amount)	Debt Retained	Equity Retained	Total Investment	Defaulted Collateral (Par Amount)	OC Test Trigger %	OC Test Current %
Taberna I	$647.7	$3.4	$0.3	$3.7	$56.0	104.5%	103.0%
Taberna II	974.0	13.0	7.5	20.5	270.0	102.5%	78.9%
Taberna III	760.3	17.0	—	17.0	196.1	101.0%	83.9%
Taberna IV	667.6	6.8	—	6.8	145.6	101.6%	85.0%
Taberna V	708.7	13.0	19.7	32.7	200.0	101.4%	81.1%
Taberna VI	684.8	5.5	—	5.5	160.6	102.2%	87.1%
Taberna VII	640.6	17.5	—	17.5	121.8	101.7%	89.7%
Taberna Europe I	820.1	19.7	15.8	35.5	56.1	101.5%	94.5%
Taberna Europe II	1,022.0	2.8	17.6	20.4	96.8	108.3%	95.4%

Managed CDOs	6,925.8	98.7	60.9	159.6	1,303.0

TruPS CDOs (Consolidated)
Taberna VIII	722.2	73.0	60.0	133.0	69.5	103.5%	98.6%
Taberna IX	753.3	134.0	52.5	186.5	60.6	105.4%	100.5%

TruPS CDOs	1,475.5	207.0	112.5	319.5	130.1

CRE CDOs (Consolidated)
RAIT I	1,015.6	50.5	165.0	215.5	88.5	116.2%	117.7%
RAIT II	822.3	120.5	110.2	230.7	4.3	111.7%	118.1%

CRE CDOs	1,837.9	171.0	275.2	446.2	92.8

Total	$10,239.2	$476.7	$448.6	$925.3	$1,525.9

The equity securities that we own in the CDOs shown in the table are subordinate in right of payment and in liquidation to the collateralized debt securities issued by the CDOs. We may also own common shares, or the non-economic residual interest, in certain of the entities above. As of June 30, 2009, all of the Taberna CDOs, together with Taberna Europe I and Taberna Europe II, were not passing their required interest coverage or overcollateralization triggers and we received only senior asset management fees and interest on certain of the more senior-rated debt owned by us related to these CDO transactions. An event of default has occurred in Taberna III, Taberna IV and Taberna VI in August 2009 due to the non-payment of interest to certain non-controlling class note holders. An event of default may be cause for our removal as collateral manager of these CDOs in limited circumstances where an event of default is caused by a breach or default of the collateral manager. However, we do not believe these circumstances exist and do not expect these events of default will restrict our ability to continue to manage these entities and receive the senior asset management fees. We are unable to predict with certainty which CDOs, in the future, will incur events of default or which, if any, remedies the appropriate note holders may exercise in the future. We continue to receive all of our management fees, interest and residual returns on our two commercial real estate CDOs, RAIT I and RAIT II, and all applicable interest coverage and over-collateralization requirements continue to be met for these securitizations.

We completed six securitizations of residential mortgage loans, which had aggregate unpaid principal balances of $3.5 billion as of June 30, 2009. The following table summarizes the total collateral amount, our retained interests and loan delinquencies greater than 60 days for each of the six securitizations as of June 30, 2009 (dollars in millions):

	Total Collateral Amount	Our Retained Interests (1)	Loan Delinquencies > 60 days (2)
Bear Stearns ARM Trust 2005-7	$359.8	$30.1	7.4%
Bear Stearns ARM Trust 2005-9	748.8	46.6	4.9%
Citigroup Mortgage Loan Trust 2005-1	498.6	41.5	3.4%
CWABS Trust 2005 HYB9	689.6	27.7	22.1%
Merrill Lynch Mortgage Investors Trust, Series 2005-A9	587.7	40.0	9.9%
Merrill Lynch Mortgage Backed Securities Trust, Series 2007-2	479.8	20.0	14.9%

Total	$3,364.3	$205.9	10.8%

(1)	We have retained all of the “equity” interests in these securitizations. All of the debt issued by these securitizations that was not retained by us is rated “AAA” by various rating agencies. In July 2009, we sold our retained interests in the securitizations collateralized by our residential mortgage portfolio.
(2)	Based on total collateral amount as of June 30, 2009. Our total loan loss reserve associated with our residential mortgage portfolio was $128.8 million as of June 30, 2009.

Our retained interests in the securitizations shown in the table are comprised of the equity of, and the subordinated notes with the lowest payment priority issued by, these securitizations. Realized losses in these securitizations are allocated in sequential order of payment priority starting with the equity and then the notes with the next lowest payment priority. Our retained interests reflect the cumulative realized losses that have been allocated to us through June 30, 2009.

In July 2009, we sold to an investor our notes and equity interests, or the retained interests, together with any principal or interest payable thereon, issued by the six securitizations of residential mortgage loans, or the residential mortgage securitizations, listed above. The purchase price paid by this investor to us was $15.8 million, plus accrued interest. As a result of this transaction, we deconsolidated the residential securitizations during July 2009 in accordance with FIN 46R and treated the deconsolidation of the securitizations as sales of the net assets of the entities and expect to record a loss on sale of approximately $62.0 million. The deconsolidation and the loss on sale will be recorded during the three-month period ended September 30, 2009. We will not receive any further cash flows from these securitizations and will no longer include the assets of these securitizations in our assets under management.

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

The table below reconciles the differences between reported net income (loss) allocable to common shares and adjusted earnings for the following periods (dollars in thousands, except share and per share information):

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2009	2008	2009	2008
		(As revised)		(As revised)
Net income (loss) allocable to common shares, as reported	$(287,867)	$114,359	$(432,099)	$244,387
Add (deduct):
Provision for losses	66,096	25,310	185,600	35,583
Depreciation expense	5,598	1,385	9,784	2,766
Amortization of intangible assets	352	6,094	667	13,165
(Gains) losses on sale of assets	(50)	142	(50)	142
Gains on extinguishment of debt	(12,349)	(8,662)	(47,556)	(8,662)
Losses on deconsolidation of VIEs	313,808	—	315,860	—
Capital losses (1)	—	—	—	32,059
Change in fair value of financial instruments, net of allocation to noncontrolling interests (2)	(100,157)	(106,011)	(13,810)	(262,351)
Unrealized (gains) losses on interest rate hedges	244	66	486	(15)
Interest cost of hedges, net of allocation to noncontrolling interests (3)	(19,990)	(11,300)	(36,703)	(17,906)
Asset impairments	46,015	9,629	46,015	20,323
Share-based compensation	854	2,453	2,139	4,298
Fee income deferred (recognized)	—	(116)	—	189
Deferred tax provision (benefit)	(129)	231	(297)	1,223

Adjusted earnings	$12,425	$33,580	$30,036	$65,201

Weighted-average shares outstanding—Diluted	64,995,483	62,804,806	64,972,363	62,038,113

(1)	During the six-month period ended June 30, 2008, certain of our warehouse arrangements were terminated. We have recorded the loss of our warehouse deposits as a component of the change in fair value of free-standing derivatives in our consolidated statement of operations.
(2)	Change in fair value of financial instruments is reported net of allocation to noncontrolling interests of $(8,800) and $(8,955), for the three-month period ended June 30, 2009 and 2008, respectively, and $(22,258) and $90,555 for the six-month periods ended June 30, 2009 and 2008, respectively.
(3)	Interest cost of hedges is reported net of allocation to noncontrolling interests of $6,710 and $3,977, for the three-month period ended June 30, 2009 and 2008, respectively, and $12,460 and $6,351 for the six-month periods ended June 30, 2009 and 2008, respectively.

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

The table below summarizes our assets under management as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	Assets Under Management at June 30, 2009	Assets Under Management at December 31, 2008
Commercial real estate portfolio (1)	$2,112,184	$2,162,436
Residential mortgage portfolio (2)	3,365,418	3,611,860
European portfolio (3)	1,842,077	1,928,462
U.S. TruPS portfolio (4)	6,559,103	6,478,945
Other investments	180	180

Total	$13,878,962	$14,181,883

(1)	As of June 30, 2009 and December 31, 2008, our commercial real estate portfolio was comprised of $1.4 billion and $1.5 billion, respectively, of assets collateralizing RAIT I and RAIT II, $604.6 million and $367.7 million, respectively, of investments in real estate interests and $153.8 million and $254.9 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(2)	Assets under management for our residential mortgage portfolio represents the unpaid principal balance as of June 30, 2009 and December 31, 2008. In July 2009, we sold our retained interests in the securitizations collateralized by our residential mortgage portfolio and these assets will not be included in assets under management in subsequent reporting periods.
(3)	Our European portfolio is comprised of assets collateralizing Taberna Europe I and Taberna Europe II.
(4)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I through Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

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

The table below reconciles the differences between reported net income (loss) allocable to common shares and total taxable income (loss) and estimated REIT taxable income (loss) for the three-month and six-month periods ended June 30, 2009 and 2008 (dollars in thousands):

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2009	2008	2009	2008
Net income (loss) allocable to common shares, as reported	$(287,867)	$114,359	$(432,099)	$244,387
Add (deduct):
Provision for losses	66,096	25,310	185,600	35,583
Charge-offs on allowance for losses	(53,831)	(5,174)	(119,256)	(6,161)
Domestic TRS book-to-total taxable income differences:
Income tax (benefit) provision	693	(2,293)	657	(2,434)
Fees received and deferred in consolidation	—	148	—	307
Stock compensation and other temporary tax differences	423	(2,931)	(934)	867
Capital losses not offsetting capital gains and other temporary tax differences	—	—	—	32,059
Losses on deconsolidation of VIEs	313,808	—	313,808	—
Asset impairments	46,015	9,629	46,015	20,323
Change in fair value of financial instruments, net of allocation to noncontrolling interests (1)	(100,157)	(106,011)	(13,810)	(262,351)
Amortization of intangible assets	352	6,094	667	13,165
CDO investments aggregate book-to-taxable income differences (2)	(23,245)	(22,971)	(49,952)	(34,503)
Accretion of (premiums) discounts	(106)	2,754	(211)	2,271
Other book to tax differences	(1,076)	(701)	57	(301)

Total taxable income (loss)	(38,895)	18,213	(69,458)	43,212
Less: Taxable income attributable to domestic TRS entities	(5,654)	3,979	(6,641)	2,236
Plus: Dividends paid by domestic TRS entities	5,000	5,500	5,000	12,000

Estimated REIT taxable income (loss), prior to deduction for dividends paid	$(39,549)	$27,692	$(71,099)	$57,448

(1)	Change in fair value of financial instruments is reported net of allocation to noncontrolling interests of $(8,800) and $(8,955), for the three-month period ended June 30, 2009 and 2008, respectively, and $(22,258) and $90,555 for the six-month periods ended June 30, 2009 and 2008, respectively.
(2)	Amounts reflect the aggregate book-to-taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.

Results of Operations

Three-Month Period Ended June 30, 2009 Compared to the Three-Month Period Ended June 30, 2008

Revenue

Investment interest income. Investment interest income decreased $46.9 million, or 26.5%, to $130.4 million for the three-month period ended June 30, 2009 from $177.3 million for the three-month period ended June 30, 2008. This net decrease was primarily attributable to decreases in interest income of: $7.4 million resulting from repayments on our residential mortgage loans and the remaining decrease primarily resulting from $671.8 million in total principal amount of investments on non-accrual status as of June 30, 2009 compared to $558.1 as of June 30, 2008 together with the deconsolidation of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations on June 25, 2009 and the reduction in short-term LIBOR of approximately 2.0% during the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008.

Investment interest expense. Investment interest expense decreased $28.0 million, or 23.4%, to $91.9 million for the three-month period ended June 30, 2009 from $119.9 million for the three-month period ended June 30, 2008. This net decrease was primarily attributable to decreases in interest expense of: $5.5 million resulting from repayments of our mortgage backed securities used to finance our residential mortgage portfolio; $0.8 million resulting from repurchases of our convertible senior notes; and the remaining decrease primarily resulting from the deconsolidation of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations on June 25, 2009 and the effect on our floating rate indebtedness of the reduction in short-term LIBOR of approximately 2.0% during the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008.

Rental income. Rental income increased $10.3 million to $13.6 million for the three-month period ended June 30, 2009 from $3.3 million for the three-month period ended June 30, 2008. This increase was primarily attributable to 28 new properties, with total assets of approximately $494.3 million, acquired or consolidated since June 30, 2008.

Fee and other income. Fee and other income increased $4.1 million, or 88.9%, to $8.7 million for the three-month period ended June 30, 2009 from $4.6 million for the three-month period ended June 30, 2008. We received $4.8 million of fee income from our restructuring advisory services, $1.9 million of property management fee income from our acquisition of Jupiter Communities, LLC on May 1, 2009 offset by $2.2 million of lower origination fees from our domestic and European origination activities during the six-month period ended June 30, 2009 compared to 2008 and $0.6 million of decreased asset management fees resulting from decreased credit performance in several of our managed CDOs.

Expenses

Compensation expense. Compensation expense decreased $2.4 million, or 28.6%, to $6.0 million for the three-month period ended June 30, 2009 from $8.4 million for the three-month period ended June 30, 2008. This decrease was primarily due to a reduction in salary and bonus compensation costs of $2.5 million during the three-month period ended June 30, 2009 and lower stock-based compensation amortization of $1.7 million resulting from the vesting of certain restricted shares and phantom units subsequent to June 30, 2008 offset by $1.8 million of compensation costs from our acquisition of Jupiter Communities, LLC on May 1, 2009.

Real estate operating expense. Real estate operating expense increased $8.2 million to $11.1 million for the three-month period ended June 30, 2009 from $2.9 million for the three-month period ended June 30, 2008. This increase was primarily attributable to 28 new properties, with total assets of approximately $494.3 million, acquired or consolidated since June 30, 2008.

General and administrative expense. General and administrative expense decreased $1.6 million, or 23.7%, to $5.3 million for the three-month period ended June 30, 2009 from $6.9 million for the three-month period ended June 30, 2008. This decrease is primarily due to a $0.2 million decrease in investment monitoring costs due to the termination of a shared services agreement in July 2008 and $1.4 million of lower consulting and professional fees during the three-month period ended June 30, 2009 compared to June 30, 2008.

Provision for losses. The provision for losses relates to our investments in residential mortgages and mortgage-related receivables and our commercial mortgage loan portfolio. The provision for losses increased by $40.8 million for the three-month period ended June 30, 2009 to $66.1 million as compared to $25.3 million for the three-month period ended June 30, 2008. Since June 30, 2008, delinquencies in our residential mortgage portfolio have increased by $253.8 million, including $130.7 million in real estate-owned, bankruptcy or foreclosure property, and by $4.0 million in our commercial loan portfolio. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue or adjust our loan loss reserve as circumstances or conditions change. As of June 30, 2009, $171.8 million of our commercial mortgages and mezzanine loans and $371.9 million of our residential mortgages and mortgage-related receivables were on non-accrual status.

Depreciation expense. Depreciation expense increased $4.4 million to $5.6 million for the three-month period ended June 30, 2009 from $1.2 million the three-month period ended June 30, 2008. This increase was primarily attributable to 28 new properties, with total assets of approximately $494.3 million, acquired or consolidated since June 30, 2008 as well as increased depreciation of furniture and fixtures we added since June 30, 2008.

Amortization of intangible assets. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006. Amortization expense decreased $5.7 million to $0.4 million for the three-month period ended June 30, 2009 from $5.7 million for the three-month period ended June 30, 2008. This decrease resulted from the full amortization of some of the identified intangibles ($59.5 million had a useful life of 18 months or less) and $18.0 million in asset impairments recorded since June 30, 2008.

Other Income (Expenses)

Interest and other income. Interest and other income increased $1.6 million to $1.7 million for the three-month period ended June 30, 2009 from $0.1 million for the three-month period ended June 30, 2008. This increase is primarily due to higher other income attributable to 28 new properties, with total assets of approximately $494.3 million, acquired or consolidated since June 30, 2008.

Gains on extinguishment of debt. Gains on extinguishment of debt during the three-month period ended June 30, 2009 are attributable to the repurchase of $12.5 million in principal amount of CDO notes payable and $0.5 million in aggregate principal amount of convertible senior notes. The debt was repurchased from the market for a total purchase price of $0.7 million, including $0.1 million of accrued interest, and we recorded a gain on extinguishment of debt of $12.3 million.

Losses on deconsolidation of VIEs. Losses on deconsolidation of VIEs are attributable to the deconsolidation of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations. On June 25, 2009, we sold all of our equity interests and a portion of our non-investment grade debt that we owned in these four securitizations and concluded that we are no longer the primary beneficiary of the securitizations and, therefore, we deconsolidated the securitizations in accordance with FIN 46R. We recorded losses on deconsolidation of VIEs of $313.8 million for the three-month period ended June 30, 2009.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the financial assets, liabilities and derivatives as to which we have elected to record fair value adjustments under SFAS No. 159. Our election to record these assets at fair value was effective on January 1, 2008, the effective date of Statement of Financial Accounting Standards, or SFAS, No. 159. Our SFAS No. 159 election impacted the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the three-month periods ended June 30, 2009 and 2008, the fair value adjustments we recorded were as follows (dollars in thousands):

	For the Three-Month Periods Ended June 30
Description	2009	2008
Change in fair value of trading securities and security-related receivables	$8,651	$(171,331)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	69,005	156,460
Change in fair value of derivatives	13,701	111,927

Change in fair value of financial instruments	$91,357	$97,056

Asset impairments. For the three-month period ended June 30, 2009, we recorded asset impairments totaling $46.0 million that were associated with available-for-sale securities for which we did not elect SFAS No. 159. In making this determination, management considered the estimated fair value of the investments in relation to our cost bases, the financial condition of the related entity and our intent and ability to hold the investments for a sufficient period of time to recover our investments. For the identified investments, management believes full recovery is not likely and wrote down the investments to their current recovery value, or estimated fair value.

Income tax benefit (provision). We maintain several domestic and foreign TRS entities that are subject to U.S. federal, state and local income taxes and foreign taxes. For the three-month period ended June 30, 2009, the total provision for income taxes was $0.7 million, a decrease of $3.0 million from a benefit of $2.3 million for the three-month period ended June 30, 2008. The tax benefits were primarily attributable to operating losses at several of our domestic TRS entities during the three-month period ended June 30, 2008.

Discontinued operations. Losses from discontinued operations increased $0.3 million to a loss of $0.3 million for the three-month period compared to a loss of $0.6 million for the three-month period ended June 30, 2008. The increase is primarily attributable to a VIE that was deconsolidated during the three-month period ended June 30, 2009. As of June 30, 2009, we have one real estate property classified as held-for-sale with total assets of $15.5 million.

Six-Month Period Ended June 30, 2009 Compared to the Six-Month Period Ended June 30, 2008

Revenue

Investment interest income. Investment interest income decreased $81.1 million, or 22.4%, to $281.5 million for the six-month period ended June 30, 2009 from $362.6 million for the six-month period ended June 30, 2008. This net decrease was primarily attributable to decreases in interest income of: $14.6 million resulting from repayments on our residential mortgage loans and the remaining decrease primarily resulting from $671.8 million in total principal amount of investments on non-accrual status as of June 30, 2009 compared to $558.1 million as of June 30, 2008 together with the deconsolidation of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations on June 25, 2009 and the reduction in short-term LIBOR of approximately 2.0% during the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008.

Investment interest expense. Investment interest expense decreased $58.1 million, or 23.0%, to $194.9 million for the six-month period ended June 30, 2009 from $253.0 million for the six-month period ended June 30, 2008. This net decrease was primarily attributable to decreases in interest expense of: $11.4 million resulting from repayments of our mortgage backed securities used to finance our residential mortgage portfolio; $1.6 million resulting from repurchases of our convertible senior notes; and the remaining decrease primarily resulting from the deconsolidation of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations on June 25, 2009 and the effect on our floating rate indebtedness from the reduction in short-term LIBOR of approximately 2.0% during the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008.

Rental income. Rental income increased $17.3 million to $23.9 million for the six-month period ended June 30, 2009 from $6.6 million for the six-month period ended June 30, 2008. This increase was primarily attributable to 28 new properties, with total assets of approximately $494.3 million, acquired or consolidated since June 30, 2008.

Fee and other income. Fee and other income decreased $0.5 million, or 4.2%, to $11.5 million for the six-month period ended June 30, 2009 from $12.0 million for the six-month period ended June 30, 2008. We received $4.8 million of fee income from our restructuring advisory services, $1.9 million of property management fee income from our acquisition of Jupiter Communities, LLC on May 1, 2009 offset by $5.0 million of lower origination fees from our domestic and European origination activities during the six-month period ended June 30, 2009 compared to 2008 and $2.2 million of decreased asset management fees resulting from decreased credit performance in several of our managed CDOs.

Expenses

Compensation expense. Compensation expense decreased $4.9 million, or 29.8%, to $11.7 million for the six-month period ended June 30, 2009 from $16.6 million for the six-month period ended June 30, 2008. This decrease was primarily due to a reduction in salary and bonus compensation costs of $4.4 million during the six-month period ended June 30, 2009 and lower stock-based compensation amortization of $2.3 million resulting from the vesting of certain restricted shares and phantom units subsequent to June 30, 2008 offset by $1.8 million of compensation costs from our acquisition of Jupiter Communities, LLC on May 1, 2009.

Real estate operating expense. Real estate operating expense increased $15.3 million to $20.9 million for the six-month period ended June 30, 2009 from $5.6 million for the six-month period ended June 30, 2008. This increase was primarily attributable to 28 new properties, with total assets of approximately $494.3 million, acquired or consolidated since June 30, 2008.

General and administrative expense. General and administrative expense decreased $2.2 million, or 18.7%, to $9.5 million for the six-month period ended June 30, 2009 from $11.7 million for the six-month period ended June 30, 2008. This decrease is primarily due to a $0.5 million decrease in investment monitoring costs due to the termination of a shared services agreement in July 2008 and $1.8 million of lower consulting and professional fees during the six-month period ended June 30, 2009 compared to June 30, 2008.

Provision for losses. The provision for losses relates to our investments in residential mortgages and mortgage-related receivables and our commercial mortgage loan portfolio. The provision for losses increased by $150.0 million for the six-month period ended June 30, 2009 to $185.6 million as compared to $35.6 million for the six-month period ended June 30, 2008. Since June 30, 2008, delinquencies in our residential mortgage portfolio have increased by $253.8 million, including $130.7 million in real estate-owned, bankruptcy or foreclosure property, and by $4.0 million in our commercial loan portfolio. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue or adjust our loan loss reserve as circumstances or conditions change. As of June 30, 2009, $171.8 million of our commercial mortgages and mezzanine loans and $371.9 million of our residential mortgages and mortgage-related receivables were on non-accrual status.

Depreciation expense. Depreciation expense increased $7.2 million to $9.6 million for the six-month period ended June 30, 2009 from $2.4 million the six-month period ended June 30, 2008. This increase was primarily attributable to 28 new properties, with total assets of approximately $494.3 million, acquired or consolidated since June 30, 2008 as well as increased depreciation of furniture and fixtures we added since June 30, 2008.

Amortization of intangible assets. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006. Amortization expense decreased $12.5 million to $0.7 million for the six-month period ended June 30, 2009 from $13.2 million for the six-month period ended June 30, 2008. This decrease resulted from the full amortization of some of the identified intangibles ($59.5 million had a useful life of 18 months or less) and $18.0 million in asset impairments recorded since June 30, 2008.

Other Income (Expenses)

Interest and other income. Interest and other income increased $1.1 million to $2.3 million for the six-month period ended June 30, 2009 from $1.2 million for the six-month period ended June 30, 2008. This increase is primarily due to higher other income attributable to 28 new properties, with total assets of approximately $494.3 million, acquired or consolidated since June 30, 2008.

Gains on extinguishment of debt. Gains on extinguishment of debt during the six-month period ended June 30, 2009 are attributable to the repurchase of $47.0 million in principal amount of CDO notes payable and $5.5 million in aggregate principal amount of convertible senior notes. The debt was repurchased from the market for a total purchase price of $5.3 million, including $0.2 million of accrued interest, and we recorded a gain on extinguishment of debt of $47.6 million.

Losses on deconsolidation of VIEs. Losses on deconsolidation of VIEs are attributable to the deconsolidation of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations. On June 25, 2009, we sold all of our equity interests and a portion of our non-investment grade debt that we owned in these four securitizations and concluded that we are no longer the primary beneficiary of the securitizations and, therefore, we deconsolidated the securitizations in accordance with FIN 46R. We recorded losses on deconsolidation of VIEs of $313.8 million for the six-month period ended June 30, 2009.

Change in fair value of free-standing derivatives. The change in fair value of free-standing derivatives represents the earnings (loss) on (of) our first-dollar risk of loss associated with our warehouse facilities. During the six-month period ended June 30, 2008, our warehouse agreements terminated with the respective financial institutions and we recorded a loss of $32.1 million on our warehouse deposits. We have no further obligations under these warehouse agreements and we have not entered into any new warehouse facilities subsequent to June 30, 2008.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the financial assets, liabilities and derivatives as to which we have elected to record fair value adjustments under SFAS No. 159. Our election to record these assets at fair value was effective on January 1, 2008, the effective date of Statement of Financial Accounting Standards, or SFAS, No. 159. Our SFAS No. 159 election impacted the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the six-month periods ended June 30, 2009 and 2008, the fair value adjustments we recorded were as follows (dollars in thousands):

	For the Six-Month Periods Ended March 31
Description	2009	2008
Change in fair value of trading securities and security-related receivables	$(182,036)	$(612,605)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	151,594	998,020
Change in fair value of derivatives	21,994	(32,509)

Change in fair value of financial instruments	$(8,448)	$352,906

Asset impairments. For the six-month period ended June 30, 2009, we recorded asset impairments totaling $46.0 million that were associated with certain investments in loans and available-for-sale securities for which we did not elect SFAS No. 159. In making this determination, management considered the estimated fair value of the investments in relation to our cost bases, the financial condition of the related entity and our intent and ability to hold the investments for a sufficient period of time to recover our investments. For the identified investments, management believes full recovery is not likely and wrote down the investments to their current recovery value, or estimated fair value.

Income tax benefit (provision). We maintain several domestic and foreign TRS entities that are subject to U.S. federal, state and local income taxes and foreign taxes. For the six-month period ended June 30, 2009, the total provision for income taxes was $0.7 million, a decrease of $3.1 million from a benefit of $2.4 million for the six-month period ended June 30, 2008. The tax benefits were primarily attributable to operating losses at several of our domestic TRS entities during the six-month period ended June 30, 2008.

Discontinued operations. Losses from discontinued operations decreased $1.1 million to a loss of $2.2 million for the six-month period compared to a loss of $1.1 million for the six-month period ended June 30, 2008. The increase is primarily attributable to a VIE that was deconsolidated during the six-month period ended June 30, 2009. As of June 30, 2009, we have one real estate property classified as held-for-sale with total assets of $15.5 million.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs. The disruption in the credit markets has reduced our liquidity and capital resources and has generally increased the cost of any new sources of liquidity over historical levels. Due to current market conditions, the cash flow to us from a number of the securitizations we sponsored has been reduced and we do not expect to sponsor new securitizations to provide us with long-term financing for the foreseeable future. We are seeking to expand our use of secured lines of credit, our ability to obtain cash in transactions restructuring securities issued by our sponsored securitizations and our use of other financing strategies that will permit us to originate investments generating attractive returns while preserving our capital, such as participations and joint venturing arrangements.

We expect to continue to receive substantial cash flow from our investment portfolio. Our securitizations RAIT I and RAIT II, collateralized by U.S. commercial real estate investments, continue to perform and make distributions on our retained interests and pay us our management fees. While our securitizations secured by TruPS or European investments are currently failing several of their respective over-collateralization tests and/or have suffered events of default, we continue to receive our senior management fees from these securitizations. We believe our available cash and restricted cash balances, other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months. Should our liquidity needs exceed our available sources of liquidity, we believe that our investments in mortgages and loans, investments in securities and investments in real estate interests could be sold directly to raise additional cash. We may not be able to obtain additional financing when we desire to do so, or may not be able to obtain desired financing on terms and conditions acceptable to us. If we fail to obtain additional financing, our ability to maintain or grow our business will be significantly reduced.

Our primary cash requirements are as follows:

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT;

•	to repay our indebtedness under our secured credit facilities and other indebtedness;

•	to make investments and fund the associated costs;

•	to compensate our employees; and

•	to pay U.S. federal, state, and local taxes of our TRSs.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $40.9 million as of June 30, 2009;

•

cash generated from operating activities, including net investment income from our investment portfolio, and fee income received through our collateral management agreements. The collateral management fees paid by CDO entities, although a portion is eliminated in consolidation in our consolidated financial statements with respect to the consolidated CDOs, represent cash inflows to us, and, after the payment of income taxes, the remaining cash may be used for our operating expenses or distributions;

•	proceeds from future borrowings or offerings of our common and preferred shares; and

•	proceeds from the sales of assets.

Cash Flows

As of June 30, 2009 and June 30, 2008, we maintained cash and cash equivalents of approximately $40.9 million and $59.2 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six-Month Periods Ended June 30
	2009	2008
Cash flow from operating activities	$46,735	$82,869
Cash flow from investing activities	242,543	325,805
Cash flow from financing activities	(275,891)	(477,478)

Net change in cash and cash equivalents	13,387	(68,804)
Cash and cash equivalents at beginning of period	27,463	127,987

Cash and cash equivalents at end of period	$40,850	$59,183

Our principal source of cash flow is from our investing activities. Our decreased cash flow from operating activities is primarily due to the reduced fees generated in 2009 as compared to 2008 as well as the increase in loans on non-accrual status in 2009 as compared to 2008.

The reduction in cash inflow from our investing activities during 2009 as compared to 2008 reflects the lower volume of investments originated or purchased in 2009 as compared to 2008. Our cash inflow from investing activities primarily resulted from $259.3 million of principal repayments on loans and investments.

The cash outflow from our financing activities during 2009 as compared to a cash inflow in 2008 is due to a reduction in the amount of capital raised in 2009 as compared to 2008 along with our continued efforts to repay or repurchase our existing debt at substantial discounts.

Our gross cash flow is comprised of net investment income, net rental income and asset management fees that we received from our assets under management. Our net investment income represents the positive difference between the income we earn on our investment portfolio and the cost of financing our investment portfolio. For the three-month and six-month periods ended June 30, 2009 and 2008, the gross cash flows generated by our investment portfolios were as follows (dollars in thousands):

Investment Portfolio Description	Assets Under Management	Gross Cash Flow for the Three-Month Period Ended June 30, 2009 (1)	Gross Cash Flow for the Six-Month Period Ended June 30, 2009 (1)
Commercial real estate portfolio (2)	$2,112,184	$19,121	$39,456
Residential mortgage portfolio (3)	3,365,418	4,456	8,973
European portfolio	1,842,077	875	2,596
U.S. TruPS portfolio (4)	6,559,103	2,788	6,551
Other investments	180	133	335

Total	$13,878,962	$27,373	$57,911

Investment Portfolio Description	Assets Under Management	Gross Cash Flow for the Three-Month Period Ended June 30, 2008 (1)	Gross Cash Flow for the Six-Month Period Ended June 30, 2008 (1)
Commercial real estate portfolio (2)	$2,080,772	$27,760	$52,897
Residential mortgage portfolio (3)	3,829,365	4,958	10,062
European portfolio	2,086,178	3,606	7,067
U.S. TruPS portfolio (4)	6,524,318	9,173	21,023
Other investments	1,800	252	601

Total	$14,522,433	$45,749	$91,650

(1)	Gross cash flows for the three-month and six-month periods ended June 30, 2009 and 2008 may not be indicative of cash flows for subsequent or annual periods. See “Forward-looking Statements” and “Risk Factors” sections included in our Annual Report on Form 10-K for the year ended December 31, 2008 for the risks and uncertainties that could cause our gross cash flow for subsequent annual periods to differ materially from these amounts.
(2)	As of June 30, 2009 and 2008, our commercial real estate portfolio was comprised of $1.4 billion and $1.6 billion, respectively, of assets collateralizing RAIT I and RAIT II, $604.6 million and $270.6 million, respectively, of investments in real estate interests and $153.8 million and $248.8 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(3)	Assets under management for our residential mortgage portfolio represent the unpaid principal balance as of June 30, 2009.
(4)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I through Taberna IX and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

During the six-month period ended June 30, 2009, we generated $57.9 million of cash flow from our portfolios and asset management activities before operating expenses. We paid $6.8 million in preferred share dividends during the six months ended June 30, 2009. The remaining net cash flow from operations was used to repay indebtedness, pay operating expenses, including cash compensation expense and general and administrative expenses, and for general working capital purposes.

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

Our two commercial real estate securitized financing arrangements include a revolving credit option that allows us to repay the AAA rated debt tranches totaling $475.0 million as loan repayments occur, and then draw up to the available committed amounts during the first five years of each facility. We have $27.3 million of unused capacity in our two CRE securitizations to invest in commercial loans as of June 30, 2009, subject to future funding commitments and borrowing requirements.

Capitalization

Debt Financing.

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our indebtedness as of June 30, 2009 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Interest Rate Terms	Weighted- Average Interest Rate	Contractual Maturity
Secured credit facilities and other indebtedness	$182,779	$161,731	2.3% to 13.0%	5.6%	2009 to 2037
Mortgage-backed securities issued (1)(2)(3)	3,164,863	3,145,614	3.0% to 5.8%	5.0%	2035
Trust preferred obligations (4)	136,125	78,292	1.0% to 8.8%	2.3%	2036
CDO notes payable—amortized cost (1)(5)	1,404,750	1,404,750	0.6% to 3.3%	0.8%	2036 to 2045
CDO notes payable—fair value (1)(4)(6)	1,191,338	151,030	1.3% to 5.9%	1.6%	2035 to 2038
Convertible senior notes (7)	378,643	377,446	6.9%	6.9%	2027

Total indebtedness	$6,458,498	$5,318,863		3.5%

(1)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(2)	Collateralized by $3.4 billion principal amount of residential mortgages and mortgage-related receivables. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(3)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.
(4)	Relates to liabilities which we elected to record at fair value under SFAS No. 159.
(5)	Collateralized by $1.8 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1.5 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of June 30, 2009 was $807.7 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Our convertible senior notes are redeemable, at the option of the holder, in April 2012.

The current status or activity in our financing arrangements occurring as of or during the six-month period ended June 30, 2009 is as follows:

Secured Credit Facilities and Other Indebtedness

The following table summarizes our secured credit facilities and other indebtedness as of June 30, 2009 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Current Weighted- Average Interest Rate	Contractual Maturity
Loans payable on real estate interests	$58,346	$58,346	4.8%	Apr. 2010 to Feb. 2016
Secured credit facilities	53,494	53,494	3.4%	Oct. 2009 to Feb. 2011
Junior subordinated notes, at fair value (1)	38,051	17,003	8.7%	2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	2037
Term loan indebtedness (2)	7,731	7,731	13.0%	Aug. 2010
Other indebtedness	57	57	5.4%	Aug. 2009

Total	$182,779	$161,731	5.6%

(1)	Relates to liabilities which we elected to record at fair value under SFAS No. 159.
(2)	Unpaid principal balance was fully repaid in July 2009.

Secured credit facilities. As of June 30, 2009, we have secured credit facilities with three financial institutions pursuant to which we have borrowed an aggregate amount of $53.5 million. One secured credit facility with an unpaid principal balance of $21.3 million matures in October 2009, one secured credit facility with an unpaid principal balance of $22.2 million matures in April 2010 and one secured credit facility with an unpaid principal balance of $10.0 million matures in February 2011. Upon maturity, the amounts borrowed become due and payable. Our credit facilities are secured by commercial mortgages and mezzanine loans.

Mortgage-Backed Securities Issued

We finance our investments in residential mortgages through the issuance of mortgage-backed securities by non-qualified special purpose securitization entities that are owner trusts. The mortgage-backed securities issued maintain the identical terms of the underlying residential mortgage loans with respect to maturity, duration of the fixed-rate period and floating rate reset provision after the expiration of the fixed-rate period. Principal payments on the mortgage-backed securities issued are match-funded by the receipt of principal payments on the residential mortgage loans. Although residential mortgage loans which have been securitized are consolidated on our balance sheet, the non-qualified special purpose entities that hold such residential mortgage loans are separate legal entities. Consequently, the assets of these non-qualified special purpose entities collateralize the debt of such entities and are not available to our creditors. As of June 30, 2009 and December 31, 2008, $3.4 billion and $3.6 billion, respectively, of principal amount residential mortgages and mortgage-related receivables collateralized our mortgage-backed securities issued. During the three-month and six-month periods ended June 30, 2009, the non-qualified special purpose securitization entities repaid $126.7 million and $223.3 million, respectively, of mortgage-backed securities issued through proceeds received upon repayment of the underlying residential mortgages.

On July 16, 2009, we sold our residential mortgage portfolio. See “Overview” section above for further discussion.

CDO Notes Payable

CDO notes payable represent notes issued by CDO entities which are used to finance the acquisition of TruPS, unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates.

CDO notes payable, at fair value.

Several of our consolidated CDOs are failing overcollateralization, or OC, trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the six-months ended June 30, 2009, $28.2 million of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Convertible Senior Notes

On January 1, 2009, we adopted APB 14-1 and upon adoption, we recorded a retrospective discount on our issued and outstanding convertible senior notes of $2.0 million. This discount reflects the fair value of the embedded conversion option within the convertible debt instruments and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in our convertible debt agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the convertible senior notes were issued. The discount will be amortized to interest expense through April 15, 2012, the date at which holders of our convertible senior notes could require repayment. Upon adoption, all prior periods were restated to reflect the retroactive adoption of APB 14-1 and total discount amortization recorded through December 31, 2008 was $0.6 million. As of June 30, 2009, we had an unpaid principal balance of $378.6 million in convertible senior notes outstanding, as compared to $384.2 million at December 31, 2008. See “Debt Repurchases” below.

Debt Repurchases

During the three-month period ended June 30, 2009, we repurchased, from the market, a total of $13.0 million in aggregate principal amount of CDO notes payable issued by RAIT I and of our convertible senior notes. The aggregate purchase price was $0.7 million, including $0.1 million of accrued interest, and we recorded gains on extinguishment of debt of $12.3 million. During the six-month period ended June 30, 2009, we repurchased, from the market, a total of $52.5 million in aggregate principal amount of CDO notes payable issued by RAIT I, RAIT II and of our convertible senior notes. The aggregate purchase price was $5.3 million, including $0.2 million of accrued interest, and we recorded gains on extinguishment of debt of $47.6 million.

As described above under “Overview,” in July 2009, we purchased from a noteholder $98.3 million aggregate principal amount of convertible senior notes for a purchase price of $53.0 million. The purchase price consisted of (a) $43.0 million 12.5% Senior Secured Note due 2014 issued by us, or the senior secured note, and (b) $10.0 million in cash. We also paid to this noteholder approximately $2.0 million of accrued and unpaid interest on the convertible senior notes through July 31, 2009. We have arranged for the cancellation of these convertible senior notes.

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

On April 8, 2009, our board of trustees declared a second quarter 2009 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on June 30, 2009 to holders of record on June 1, 2009 and totaled $3.4 million.

On July 28, 2009, our board of trustees declared a third quarter 2009 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on September 30, 2009 to holders of record on September 1, 2009.

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

On June 25, 2009, the compensation committee awarded 200,000 phantom units, valued at $0.2 million using our closing stock price of $1.19, to two non-executive employees. The awards generally vest over four-year periods.

Off-Balance Sheet Arrangements and Commitments

Not applicable.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2008 contains a discussion of our critical accounting policies. On January 1, 2009, we adopted several new accounting pronouncements and revised our accounting policies as described below. See Note 2 in our unaudited consolidated financial statements as of June 30, 2009, as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

Recent Accounting Pronouncements. On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 141R which replaces SFAS No. 141, “Business Combinations”, or SFAS No. 141R. Among other things, SFAS No. 141R broadens the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The adoption of SFAS No. 141R did not have any effect on our historical financial statements. See Note 5 for the application of this standard to transactions that occurred during the six-month period ended June 30, 2009.

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

On January 1, 2009, we adopted Financial Accounting Standards Board, or FASB, Staff Position, or FSP, Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The equity component is presented in shareholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. Upon adoption, we recorded a discount on our issued and outstanding convertible senior notes of $1,996. This discount reflects the fair value of the embedded conversion option within the convertible debt instruments and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in our convertible debt agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the convertible senior notes were issued. The discount will be amortized to interest expense through April 15, 2012, the date at which holders of our convertible senior notes could require repayment. Upon adoption, all prior periods were restated to reflect the retrospective application of APB 14-1 to all prior periods. The cumulative amortization of the discount recorded was $607 through December 31, 2008. The amortization recorded during the three-month periods ended June 30, 2009 and 2008 was $97 and $91, respectively. The amortization recorded during the six-month periods ended June 30, 2009 and 2008 was $191 and $179, respectively.

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

On January 1, 2009, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions are Participating Securities”, or FSP EITF 03-6-1. FSP EITF 03-6-1 clarifies whether instruments granted in share-based payment transactions should be included in the computation of earnings per share using the two-class method prior to vesting. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Upon adoption, we classified unvested restricted shares issued under our 2008 Equity Compensation plan as participating securities. These unvested restricted shares participate equally in dividends and earnings with all of our outstanding common shares. We retrospectively applied the requirements of this standard to all prior periods by including 225,440 unvested restricted shares in the computation of our basic earnings per share for the three-month and six-month periods ended June 30, 2008. Prior to this standard, unvested restricted shares were only included in our diluted earnings per share computation under the treasury stock method. The adoption of FSP EITF 03-6-1 resulted in a decrease of $0.02 total earnings per share – basic and a decrease of $0.01 total earnings per share – diluted for the three-month period ended June 30, 2008 and a decrease of $0.03 total earnings per share – basic and diluted for the six-month period ended June 30, 2008.

Our adoption of SFAS No. 160, FSP APB 14-1 and FSP EITF 03-6-1 required the retrospective application of the requirements to all prior periods presented. As a result, these columns are now labeled “As revised”.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP FAS No. 115-2 and FAS 124-2. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS No. 115-2 and FAS 124-2 did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS No. 107-1 and APB 28-1. This FSP amends Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if a company also elects to early adopt FSP FAS 115-2 and FAS 124-2. The adoption of FSP FAS No. 107-1 and APB 28-1 did not have a material effect on our consolidated financial statements. See Note 8 for disclosures required by FSP FAS No. 107-1 and APB 28-1.

In April 2009, the FASB issued FSP FAS No. 157- 4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly”, or FSP FAS No. 157-4. FSP FAS No. 157-4 amends SFAS No. 157 to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 157-4 did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events”, or SFAS No. 165 which codifies the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. SFAS No. 165 does not change the definition of a subsequent event (i.e. an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. SFAS No. 165 was effective for us for the three-month period ended June 30, 2009. For the three-month period ended June 30, 2009, we evaluated subsequent events through August 7, 2009. The adoption of SFAS No. 165 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”, or SFAS No. 166, and Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”, or SFAS No. 167, which change the accounting for securitizations and VIEs. SFAS No. 166 will eliminate the concept of a QSPE, change the requirements for derecognizing financial assets, and require additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets. SFAS No. 167 will change the determination of when a VIE should be consolidated. Under SFAS No. 167, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. Both SFAS No. 166 and 167 are effective for fiscal years beginning after November 15, 2009. Management is currently evaluating the impact that SFAS No. 166 and 167 may have on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 15, 2009, the defendants entered into a Stipulation and Agreement of Settlement (the “Stipulation”) with the lead plaintiff for the settlement of the action. The Stipulation provides that the claims of the plaintiff class will be settled for a cash payment of $32 million. The settlement payment is within the limits of RAIT’s directors and officers liability insurance, and RAIT’s insurers have agreed to fund the settlement. Also on July 15, 2009, lead plaintiff filed its Motion for Preliminary Approval of Settlement, Certification of Class for Settlement Purposes and Approval of Notice to the Class. The settlement remains subject to preliminary court approval, as well as final court approval after written notice to the class. In addition, RAIT has the option to terminate the settlement in the event that the number of class members who opt out of the settlement class exceeds a certain threshold. In connection with the settlement, the defendants have at all times denied, continue to deny and admit no wrongdoing of any kind.

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

On April 14, 2009, RAIT entered into a Stipulation and Agreement of Settlement that provides for the settlement and dismissal of the two putative shareholder derivative actions described above. The settlement does not include the claims asserted in the putative consolidated shareholder class action securities lawsuit described above, or other direct claims of purchasers of RAIT securities. In accordance with the preliminary approval order entered by the federal court on April 21, 2009, notice of the settlement was distributed to RAIT shareholders, and the federal court held a fairness hearing on July 13, 2009. No objections to the settlement were filed or presented at the fairness hearing. On July 14, 2009, the federal court entered an order and final judgment finally approving the settlement and dismissing the federal court action with prejudice. On July 22, 2009, the state court entered an order dismissing the state court action with prejudice in light of the settlement.

The settlement provides that, within two months of the settlement’s effective date (which, absent any appeal of the approval of the settlement, will be August 14, 2009), and for five years thereafter, RAIT will adopt and implement certain corporate governance practices relating to board structure, trustee compensation, majority voting in the election of trustees, nomination procedures for trustees and the provision of a designated compliance officer under RAIT’s code of business conduct and ethics. RAIT believes it already complies with most of these corporate governance practices. The settlement further provides that RAIT will pay plaintiffs’ counsel $400,000 for attorneys’ fees and costs. RAIT and the other defendants make no admission of wrongdoing under the settlement and expressly deny each and every claim and allegation made against them in the derivative actions. The dismissals of the putative shareholder derivative actions described above remain subject to appeal. In the event of a successful appeal, an adverse resolution of either of the actions could have a material adverse effect on our financial condition and results of operations.

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

At our Annual Meeting of Shareholders held on May 27, 2009, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 7, 2009, the voting results were as follows:

(a)	Each of the following nominees was elected to the Board of Trustees as follows:

Trustee	Votes For	Votes Against	Votes Abstain	Broker Non-Vote
Betsy Z. Cohen	53,660,471	3,341,392	399,812	11
Edward S. Brown	53,576,992	2,679,575	1,145,110	—
Daniel G. Cohen	51,411,746	5,571,126	418,799	14
Frank A. Farnesi	53,364,442	2,828,940	1,208,291	12
S. Kristin Kim	53,568,218	2,682,354	1,151,099	14
Arthur Makadon	53,137,991	3,104,228	1,159,456	—
Daniel Promislo	47,096,060	9,154,656	1,150,956	13
John F. Quigley, III	47,023,158	9,222,340	1,156,175	12
Murray Stempel, III	46,905,691	9,361,781	1,134,197	16

(b)	The proposal to approve the selection of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved as follows:

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
55,900,167	1,222,311	279,193	14

Item 6.	Exhibits

(a)	Exhibits

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

RAIT FINANCIAL TRUST (Registrant)

Date: August 10, 2009	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chief Executive Officer and President
(On behalf of the registrant and as its Principal Executive Officer)

Date: August 10, 2009	By:	/s/ Jack E. Salmon
Jack E. Salmon, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer)

Date: August 10, 2009	By:	/s/ James J. Sebra
James J. Sebra, Senior Vice President-Finance and Chief Accounting Officer
(On behalf of the registrant and as its Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (6)

3.1.6	Certificate of Correction to the Series A Articles Supplementary. (6)

3.1.7	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

3.1.8	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.2	By-laws. (9)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (5)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust, as issuer, or RAIT, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (11)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (11)

10.1	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Scott F. Schaeffer. (12)

10.2	Letter of Separation dated as of February 22, 2009 between RAIT and Daniel G. Cohen. (12)

10.3	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Raphael Licht. (12)

10.4	Form of Letter Agreement between RAIT Financial Trust and each of its Non-Management Trustees. (13)

10.5	Securities Purchase Agreement dated June 25, 2009 among Taberna Realty Finance Trust and Taberna Equity Funding, Ltd., as sellers, Dynamic Credit Partners, LLC, as purchaser, and its affiliate Dynamic Credit Management, LLC. (14)

10.6	Purchase and Sale Agreement dated as of July 15, 2009 between RAIT’s subsidiary, Taberna Loan Holdings I, LLC, as seller, and AG Park Lane I Corp., as buyer. (15)

10.7	Securities Purchase Agreement dated as of July 31, 2009 between RAIT Financial Trust and Mr. Moses Marx. (16)

10.8	Senior Secured Note dated July 31, 2009 issued by RAIT Financial Trust, as payor, to Mr. Moses Marx, as payee. (16)

15.1	Awareness Letter from Independent Accountants.

31.1	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2002 (File No. 1-14760).

(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2008 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 23, 2009 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 12, 2009 (File No. 1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 29, 2009 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 21, 2009 (File No. 1-14760).
(16)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 3, 2009 (File No. 1-14760).