Form 10-Q
period 2009-09-30
RAIT Financial Trust
filed 2009-11-09
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

A total of 64,972,920 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding as of November 5, 2009.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of September 30, 2009	As of December 31, 2008
		(As revised)
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,574,631	$2,041,112
Residential mortgages and mortgage-related receivables	—	3,598,925
Allowance for losses	(85,620)	(171,973)

Total investments in mortgages and loans	1,489,011	5,468,064
Investments in securities and security-related receivables, at fair value	684,836	1,920,883
Investments in real estate interests	645,484	350,487
Cash and cash equivalents	39,906	27,463
Restricted cash	163,250	197,366
Accrued interest receivable	38,853	99,609
Other assets	32,579	46,716
Deferred financing costs, net of accumulated amortization of $6,603 and $5,781, respectively	25,181	30,875
Intangible assets, net of accumulated amortization of $82,560 and $81,522, respectively	10,547	9,987

Total assets	$3,129,647	$8,151,450

Liabilities and Equity
Indebtedness ($230,679 and $755,021 at fair value, respectively)	$2,113,662	$6,102,890
Accrued interest payable	22,010	80,035
Accounts payable and accrued expenses	22,656	19,446
Derivative liabilities	223,140	613,852
Deferred taxes, borrowers’ escrows and other liabilities	22,638	65,886

Total liabilities	2,404,106	6,882,109
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	16
Common shares, $0.01 par value per share, 200,000,000 shares authorized, 64,963,850 and 64,842,571 issued and outstanding, including 27,731 and 76,690 unvested restricted share awards, respectively	650	648
Additional paid in capital	1,616,757	1,613,853
Accumulated other comprehensive income (loss)	(134,521)	(231,425)
Retained earnings (deficit)	(760,850)	(304,059)

Total shareholders’ equity	722,103	1,079,084
Noncontrolling interests	3,438	190,257

Total equity	725,541	1,269,341

Total liabilities and equity	$3,129,647	$8,151,450

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2009	2008	2009	2008
		(As revised)		(As revised)
Revenue:
Investment interest income	$56,370	$168,387	$337,851	$530,995
Investment interest expense	(35,326)	(116,096)	(230,206)	(369,123)

Net interest margin	21,044	52,291	107,645	161,872
Rental income	13,780	4,139	37,664	10,745
Fee and other income	8,741	5,128	20,240	17,131

Total revenue	43,565	61,558	165,549	189,748
Expenses:
Compensation expense	7,809	7,085	19,469	23,690
Real estate operating expense	11,685	3,166	32,558	8,769
General and administrative expense	5,365	4,733	14,894	16,456
Provision for losses	18,467	14,992	204,067	50,575
Asset impairments	—	18,038	46,015	38,361
Depreciation expense	5,899	1,449	15,538	3,799
Amortization of intangible assets	371	2,883	1,038	16,048

Total expenses	49,596	52,346	333,579	157,698

Income (loss) before other income (expense), taxes and discontinued operations	(6,031)	9,212	(168,030)	32,050
Interest and other income	1,316	(87)	3,603	1,085
Gains (losses) on sale of assets	(61,846)	912	(375,604)	770
Gains on extinguishment of debt	47,858	—	95,414	8,662
Change in fair value of free-standing derivatives	—	—	—	(37,203)
Change in fair value of financial instruments	(3,808)	(302,245)	(12,256)	50,661
Unrealized gains (losses) on interest rate hedges	15	(290)	(471)	(275)
Equity in income (loss) of equity method investments	(3)	(9)	(11)	935

Income (loss) before taxes and discontinued operations	(22,499)	(292,507)	(457,355)	56,685
Income tax benefit (provision)	216	(173)	(441)	2,261

Income (loss) from continuing operations	(22,283)	(292,680)	(457,796)	58,946
Income (loss) from discontinued operations	494	(532)	(1,668)	(1,603)

Net income (loss)	(21,789)	(293,212)	(459,464)	57,343
(Income) loss allocated to preferred shares	(3,406)	(3,406)	(10,227)	(10,227)
(Income) loss allocated to noncontrolling interests	503	114,837	12,900	15,490

Net income (loss) allocable to common shares	$(24,692)	$(181,781)	$(456,791)	$62,606

Earnings (loss) per share—Basic:
Continuing operations	$(0.39)	$(2.81)	$(7.00)	$1.03
Discontinued operations	0.01	(0.01)	(0.03)	(0.03)

Total earnings (loss) per share—Basic	$(0.38)	$(2.82)	$(7.03)	$1.00

Weighted-average shares outstanding—Basic	65,025,946	64,523,681	64,990,708	62,845,850

Earnings (loss) per share—Diluted:
Continuing operations	$(0.39)	$(2.81)	$(7.00)	$1.03
Discontinued operations	0.01	(0.01)	(0.03)	(0.03)

Total earnings (loss) per share—Diluted	$(0.38)	$(2.82)	$(7.03)	$1.00

Weighted-average shares outstanding—Diluted	65,025,946	64,523,681	64,990,708	62,878,007

Distributions declared per common share	$—	$—	$—	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2009	2008	2009	2008
		(As revised)		(As revised)
Net income (loss)	$(21,789)	$(293,212)	$(459,464)	$57,343
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(7,714)	(6,543)	35,890	(5,958)
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income (loss)	(15)	290	471	275
Realized (gains) losses on interest rate hedges reclassified to earnings	(2,248)	2,399	796	7,314
Change in fair value of available-for-sale securities	1,533	(17,658)	(12,047)	(30,188)
Realized (gains) losses on available-for-sale securities reclassified to earnings	—	—	44,275	4,542
Realized (gains) losses on sales of assets of VIEs	—	—	28,196	—

Total other comprehensive income (loss)	(8,444)	(21,512)	97,581	(24,015)

Comprehensive income (loss) before allocation to noncontrolling interests	(30,233)	(314,724)	(361,883)	33,328
Allocation to noncontrolling interests	—	(677)	(677)	(1,110)

Comprehensive income (loss)	$(30,233)	$(315,401)	$(362,560)	$32,218

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine-Month Periods Ended September 30
	2009	2008
		(As revised)
Operating activities:
Net income (loss)	$(459,464)	$57,343
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	204,067	50,575
Amortization of deferred compensation	2,983	5,535
Depreciation and amortization	16,721	20,479
Amortization of deferred financing costs and debt discounts	10,215	10,970
Accretion of discounts on investments	(3,981)	(4,985)
(Gains) losses on sales of assets	377,267	(770)
(Gains) losses on extinguishment of debt	(95,414)	(8,662)
Change in fair value of financial instruments	12,256	(50,661)
Unrealized gains (losses) on interest rate hedges	471	275
Equity in (income) loss of equity method investments	11	(935)
Asset impairments	46,015	38,361
Unrealized foreign currency (gains) losses on investments	(412)	(38)
Changes in assets and liabilities:
Accrued interest receivable	(1,473)	7,618
Other assets	(4,226)	16,522
Accrued interest payable	19,080	16,570
Accounts payable and accrued expenses	1,032	900
Deferred taxes, borrowers’ escrows and other liabilities	(49,630)	(56,123)

Cash flow from operating activities	75,518	102,974
Investing activities:
Purchase and origination of securities for investment	—	(62,506)
Purchase and origination of loans for investment	(22,583)	(113,246)
Principal repayments on loans	264,067	548,372
Investment in Jupiter Communities	(1,300)	—
Investment in real estate interests	(3,420)	3,156
Proceeds from dispositions of real estate interests	7,611	28,028
Decrease in restricted cash and warehouse deposits	(792)	83,578

Cash flow from investing activities	243,583	487,382
Financing activities:
Proceeds from issuance of senior debt and other indebtedness	1,177	52,500
Repayments of repurchase agreements and other indebtedness	(24,024)	(160,787)
Repayments on residential mortgage-backed securities	(223,335)	(371,579)
Proceeds from issuance of CDO notes payable	—	56,671
Repayments and repurchase of CDO notes payable	(36,531)	(177,215)
Repayments and repurchase of convertible senior notes	(13,215)	(11,858)
Acquisition of and distributions to noncontrolling interests in CDOs	—	(208)
Payments for deferred costs	(540)	(512)
Common share issuance, net of costs incurred	37	28,762
Distributions paid to preferred shares	(10,227)	(10,227)
Distributions paid to common shares	—	(85,501)

Cash flow from financing activities	(306,658)	(679,954)

Net change in cash and cash equivalents	12,443	(89,598)
Cash and cash equivalents at the beginning of the period	27,463	127,987

Cash and cash equivalents at the end of the period	$39,906	$38,389

Supplemental cash flow information:
Cash paid for interest	$229,873	$309,278
Cash paid for taxes	108	1,608
Non-cash increase (decrease) in trust preferred obligations	(227,084)	(88,125)
Non-cash increase in investments in real estate interests from the foreclosure of loans	313,946	42,865
Non-cash decrease in convertible senior notes from extinguishment of debt	(49,398)	(9,142)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

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

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, or SFAS No. 168. SFAS No. 168 established the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The intent of the ASC was to restructure the various sources of GAAP literature into a single source of authoritative literature. It was not intended to, and did not, change current GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 resulted in all references to historical GAAP literature being presented in accordance with the FASB ASC.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

d. Investments

We invest in commercial mortgages, mezzanine loans, debt securities and other types of real estate-related assets. We account for our investments in commercial mortgages, mezzanine loans and other loans at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income on a level yield basis over the terms of the loans.

We account for our investments in securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities” (formerly referenced as Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted, or SFAS No. 115), and designate each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). See “i. Fair Value of Financial Instruments.” Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

On January 1, 2008, we classified certain available-for-sale securities as trading securities when they were elected under the fair value option in accordance with FASB ASC Topic 825, “Financial Instruments (formerly referenced as Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159). Trading securities are carried at their estimated fair value, with changes in fair value reported in earnings.

We account for our investments in subordinated debentures owned by trust VIEs that we consolidate as available-for-sale securities. These VIEs have no ability to sell, pledge, transfer or otherwise encumber the trust or the assets of the trust until such subordinated debentures’ maturity. We account for investments in securities where the transfer meets the criteria as a financing under FASB ASC Topic 860, “Transfers and Servicing” (formerly referenced as Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or SFAS No. 140), at amortized cost. Our investments in security-related receivables represent securities that were transferred to issuers of collateralized debt obligations, or CDOs, in which the transferors maintained some level of continuing involvement.

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

e. Allowance for Losses, Impaired Loans and Non-accrual Status

We maintain an allowance for losses on our investments in commercial mortgages, mezzanine loans, and other real estate related assets. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. Management reviews loans for impairment and establishes specific reserves when a loss is probable and reasonably estimable under the provisions of FASB ASC Topic 310, “Receivables” (formerly referenced as Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statement No. 5 and 15”, or SFAS No. 114). As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. If any trends or characteristics indicate that it is probable that other loans, with similar characteristics to those of impaired loans, have incurred a loss, we consider whether an allowance for loss is needed pursuant to FASB ASC Topic 450, “Contingencies” (formerly referenced as Statement of Financial Accounting Standards No. 5, “Accounting Contingencies”, or SFAS No. 5). Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days. Payments received for non-accrual or impaired loans are applied to principal

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

until the loan is removed from non-accrual status or no longer impaired. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. The allowance for losses is increased by charges to operations and decreased by charge-offs (net of recoveries).

f. Transfers of Financial Assets

We account for transfers of financial assets under FASB ASC Topic 860, “Transfers and Servicing” (formerly referenced as SFAS No. 140), as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is accounted for as a financing. Financial assets that are treated as sales are removed from our accounts with any realized gain (loss) reflected in earnings during the period of sale. Financial assets that are treated as financings are maintained on the balance sheet with proceeds received from the legal transfer reflected as securitized borrowings, or security-related receivables.

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

For investments that we did not elect to record at fair value under FASB ASC Topic 825, “Financial Instruments” (formerly referenced as SFAS No. 159), origination fees and direct loan origination costs are deferred and amortized to net investment income, using the effective interest method, over the contractual life of the underlying loan security or loan, in accordance with FASB ASC Topic 310, “Receivables” (formerly referenced as Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases”, or SFAS No. 91).

For investments that we elected to record at fair value under FASB ASC Topic 825, origination fees and direct loan costs are recorded in income and are not deferred.

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

3)	Fee and other income—We generate fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements and (b) providing or arranging to provide financing to our borrowers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. Asset management fees are an administrative cost of a

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

securitization entity and are paid by the administrative trustee on behalf of its investors. These asset management fees are recognized when earned. Asset management fees from consolidated CDOs are eliminated in consolidation. During the three-month periods ended September 30, 2009 and 2008, we earned $4,164 and $7,139, respectively, of asset management fees, of which we eliminated $1,064 and $4,208, respectively, upon consolidation of CDOs of which we are the primary beneficiary. During the nine-month periods ended September 30, 2009 and 2008, we earned $13,041 and $21,932, respectively, of asset management fees, of which we eliminated $5,941 and $12,769, respectively, upon consolidation of CDOs of which we are the primary beneficiary.

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

In accordance with FASB ASC Topic 815, “Derivatives and Hedging” (formerly referenced as Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, or SFAS No. 133), we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in our consolidated balance sheet as either an asset or liability. For derivatives designated as fair value hedges, derivatives not designated as hedges, or for derivatives designated as cash flow hedges associated with debt for which we elected the fair value option under FASB ASC Topic 825, “Financial Instruments” (formerly referenced as SFAS No. 159), the changes in fair value of the derivative instrument are recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income. Changes in the ineffective portions of cash flow hedges are recognized in earnings.

i. Fair Value of Financial Instruments

In accordance with FASB ASC Topic 820, “Fair Value Measurements” (formerly referenced as Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in FASB ASC Topic 820, “Fair Value Measurements” (formerly referenced as SFAS No. 157) and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

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

Fair value for certain of our Level 3 financial instruments is derived using internal valuation models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular instrument, specific issuer information and other market data for securities without an active market. In accordance with FASB ASC Topic 820, “Fair Value Measurements” (formerly referenced as SFAS No. 157), the impact of our own credit spreads is also considered when measuring the fair value of financial assets or liabilities, including derivative contracts. Where appropriate, valuation adjustments are made to account for various factors, including bid-ask spreads, credit quality and market liquidity. These adjustments are applied on a consistent basis and are based on observable inputs where available. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions.

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

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

From time to time, our TRSs generate taxable income from intercompany transactions. The TRS entities generate taxable revenue from fees for services provided to CDO entities. Some of these fees paid to the TRS entities are capitalized as deferred financing costs by the CDO entities. Certain CDO entities may be consolidated in our financial statements pursuant to FASB ASC Topic 810, “Consolidation” (formerly referenced as FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51”, or FIN 46R). In consolidation, these fees are eliminated when the CDO entity is included in the consolidated group. Nonetheless, all income taxes are accrued by the TRSs in the year in which the taxable revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

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

Certain TRS entities are currently subject to ongoing tax examinations and assessments in various jurisdictions. The IRS has completed its examination of Taberna Funding LLC’s federal income tax returns for the 2007 tax year. No adjustments were made by the IRS. The IRS is currently examining Taberna Capital Management LLC’s, or TCM’s, federal income tax returns for the 2006 and 2007 tax year. TCM, a wholly owned subsidiary, engaged the services of Taberna Capital (Bermuda), Ltd., or TCB, to provide various sub-advisory services in connection with TCM’s management of various CDOs. Pursuant to a transfer pricing study prepared by an international accounting firm, TCM deducted the costs paid to TCB for their services from its income for federal income tax purposes. In connection with an audit of TCM, the IRS has challenged the transfer pricing methodology applied by TCM. Although the IRS has not issued a notice of proposed adjustment, if it disallows any portion of TCM’s deductions for 2006 and 2007, it is likely that the IRS could make similar claims for years subsequent to 2007. The amount deducted by TCM under this transfer pricing methodology during the years ended December 31, 2006 and December 31, 2007 was $8,182 and $19,122, respectively. Management believes it has complied with the requirements outlined in the Internal Revenue Code and believes that its position will be sustained based on its technical merits.

k. Recent Accounting Pronouncements

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 141R which replaces SFAS No. 141, “Business Combinations”, or SFAS No. 141R, and has been classified under FASB ASC Topic 805, “Business Combinations”. Among other things, SFAS No. 141R broadened the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The adoption of SFAS No. 141R did not have any effect on our historical financial statements. See Note 6 for the application of this standard to transactions that occurred during the nine-month period ended September 30, 2009.

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, or SFAS No. 160, which has been classified under FASB ASC Topic 810, “Consolidation”. SFAS No. 160 established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Upon adoption, we reclassified amounts in our historical balance sheet financial statement caption “minority interests” to the new caption promulgated by SFAS No. 160, “noncontrolling interests”. The new caption is presented within equity on the consolidated balance sheet. Furthermore, the allocation of any net income to noncontrolling interests is also presented in our consolidated statements of operations, however it is presented below net income. Upon adoption, all prior periods presented were reclassified to be comparable to the current period presentation.

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133”, or SFAS No. 161, which has been classified under FASB ASC Topic 815 “Derivatives and Hedging”. SFAS No. 161 required enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material effect on our financial statements. See Note 8 for disclosures required by SFAS No. 161.

On January 1, 2009, we adopted FASB Staff Position, or FSP, Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP APB 14-1, which has been classified under FASB ASC Topic 470, “Debt”. FSP APB 14-1 clarified the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The equity component is presented in shareholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. Upon adoption, we recorded a discount on our issued and outstanding convertible senior notes of $1,996. This discount reflects the fair value of the embedded conversion option within the convertible debt instruments and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in our convertible debt agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the convertible senior notes were issued. The discount will be amortized to interest expense through April 15, 2012, the date at which holders of our convertible senior notes could require repayment. Upon adoption, all prior periods were restated to reflect the retrospective application of FSP APB 14-1 to all prior periods. The cumulative amortization of the discount recorded was $607 through December 31, 2008. The amortization recorded during the three-month periods ended September 30, 2009 and 2008 was $98 and $91, respectively. The amortization recorded during the nine-month periods ended September 30, 2009 and 2008 was $289 and $270, respectively.

On January 1, 2009, we adopted FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, or FSP No. 140-3, which has been classified under FASB ASC Topic 860, “Transfers and Servicing”. FSP No. 140-3 provided guidance on accounting for a transfer of a financial asset and a repurchase financing. FSP No. 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. The adoption of FSP No. 140-3 did not have a material effect on our consolidated financial statements.

On January 1, 2009, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions are Participating Securities”, or FSP EITF 03-6-1, which has been classified under FASB ASC Topic 260, “Earnings Per Share”. FSP EITF 03-6-1 clarified whether instruments granted in share-based payment transactions should be included in the computation of earnings per share using the two-class method prior to vesting. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Upon adoption, we classified unvested restricted shares issued under our 2008 Equity Compensation plan as participating securities. These unvested restricted shares participate equally in dividends and earnings with all of our outstanding common shares. We retrospectively applied the requirements of this standard to all prior periods by including 225,440 unvested restricted shares in the computation of our basic earnings per share for the three-month and nine-month periods ended September 30, 2008. Prior to this standard, unvested restricted shares were only included in our diluted earnings per share computation under the treasury

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

stock method. The adoption of FSP EITF 03-6-1 resulted in an increase of $0.01 total loss per share – basic and diluted for the three-month period ended September 30, 2008 and a decrease of $0.01 total earnings per share – basic and diluted for the nine-month period ended September 30, 2008.

Our adoption of SFAS No. 160, FSP APB 14-1 and FSP EITF 03-6-1 required the retrospective application of the requirements to all prior periods presented. As a result, columns related to all prior periods are now labeled “As revised”.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP FAS No. 115-2 and FAS 124-2, which has been classified under FASB ASC Topic 320, “Investments—Debt and Equity Securities”. This FSP amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS No. 115-2 and FAS 124-2 did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS No. 107-1 and APB 28-1, which has been classified under FASB ASC Topic 825, “Financial Instruments”. This FSP amended Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amended APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if a company also elects to early adopt FSP FAS 115-2 and FAS 124-2. The adoption of FSP FAS No. 107-1 and APB 28-1 did not have a material effect on our consolidated financial statements. See Note 9 for disclosures required by FSP FAS No. 107-1 and APB 28-1.

In April 2009, the FASB issued FSP FAS No. 157- 4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly”, or FSP FAS No. 157-4, which has been classified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. FSP FAS No. 157-4 amended SFAS No. 157 to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 157-4 did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events”, or SFAS No. 165, which has been classified under FASB ASC Topic 855, “Subsequent Events”. SFAS No. 165 codifies the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. SFAS No. 165 does not change the definition of a subsequent event (i.e. an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. SFAS No. 165 was effective for us for the three-month period ended September 30, 2009. For the three-month period ended September 30, 2009, we evaluated subsequent events through November 6, 2009 and provided the appropriate disclosures on subsequent events identified. The adoption of SFAS No. 165 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”, or SFAS No. 166, which has been classified under FASB ASC Topic 860, “Transfers and Servicing”, and Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”, or SFAS No. 167, which has been classified under FASB ASC Topic 810, “Consolidation”. SFAS No. 166 will eliminate the concept of a QSPE, change the requirements for derecognizing financial assets, and require additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets. SFAS No. 167 will change the determination of when a VIE should be consolidated. Under SFAS No. 167, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. Both SFAS No. 166 and 167 are effective for fiscal years beginning after November 15, 2009. Management is currently evaluating the impact that SFAS No. 166 and 167 may have on our consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 3: ASSET DISPOSITIONS

During 2009, we have disposed of our investments in six residential mortgage portfolios and four Taberna CDOs. All assets sold and related liabilities were removed from our consolidated balance sheet on the date of sale, with any gains or losses on dispositions recorded in our accompanying statements of operations under gains (losses) on sale of assets.

Investments in Residential Mortgages and Mortgage-Related Receivables

On July 16, 2009, we sold our residential mortgage portfolio to an affiliate of Angelo, Gordon & Co., L.P., pursuant to a Purchase and Sale Agreement, dated as of July 15, 2009 between our subsidiary, Taberna Loan Holdings I, LLC, and AG Park Lane I Corp. We sold all of our notes and equity interests, or the retained interests, together with any principal or interest payable thereon, issued by the following six securitizations of residential mortgage loans: Bear Stearns ARM Trust 2005-7, Bear Stearns ARM Trust 2005-9, Citigroup Mortgage Loan Trust 2005-1, CWABS Trust 2005 HYB9, Merrill Lynch Mortgage Investors Trust, Series 2005-A9 and Merrill Lynch Mortgage Backed Securities Trust, Series 2007-2. The purchase price paid by the buyer was $15,800, plus accrued interest and we recorded a $61,841 loss on sale of assets. We used a portion of the proceeds to repay $7,731 of term loan indebtedness.

The following tables summarize the balance sheet and statement of operations effects of the residential mortgage portfolio as of the date of sale on July 16, 2009 and for each of the historical periods presented. The statements of operations components for the residential mortgage portfolio were included in our consolidated statement of operations through July 16, 2009 whereas the assets and liabilities of the residential mortgage portfolio have been removed from our consolidated balance sheet as of July 16, 2009. The following table also describes the non-cash changes in our assets and liabilities during 2009 caused by the deconsolidation of these VIEs.

As of July 16, 2009
ASSETS:
Investments in residential mortgages and mortgage-related receivables	$3,354,233
Allowance for losses	(127,657)
Accrued interest receivable	22,066
Deferred financing costs, net	763

Total assets	$3,249,405

LIABILITIES:
Mortgage-backed securities issued	$3,146,080
Accrued interest payable	20,395
Accounts payable and accrued expenses	1,346
Other liabilities	16,204

Total liabilities	3,184,025
Accumulated other comprehensive income (loss)	3,539

Total liabilities and accumulated other comprehensive income (loss)	3,187,564

Loss on sale of assets	$61,841

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

	For the Nine-Month Periods Ended September 30
	2009	2008
Revenue:
Investment interest income	$106,499	$164,802
Investment interest expense	(99,100)	(152,713)

Net interest margin	7,399	12,089
Provision for losses	96,701	14,765

Income before other income (expense)	(89,302)	(2,676)
Losses on sale of assets	(61,841)	—

Net income (loss) allocable to common shares	$(151,143)	$(2,676)

Investments in Securities through four Taberna Preferred Funding CDOs

Previously we consolidated Taberna Preferred Funding III, Ltd, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd., four securitizations in which we were determined to be the primary beneficiary primarily due to our majority ownership of the equity interests issued by the securitizations. On June 25, 2009, we sold all of our equity interests and a portion of our non-investment grade debt that we owned in these four securitizations and determined that we are no longer the primary beneficiary and, therefore, we deconsolidated the securitizations in accordance with FASB ASC Topic 810, “Consolidation” (formerly referenced as FIN 46R). We recorded losses on the sales of assets related to these VIEs of $313,808 in June 2009.

The following tables summarize the balance sheet and statement of operations effects of the deconsolidated VIEs as of the dates of their respective deconsolidation on June 25, 2009 and for each of the historical periods presented. The statements of operations components for the respective VIEs were included in our consolidated statement of operations through June 25, 2009 whereas the assets and liabilities have been removed from our consolidated balance sheet as of June 25, 2009. The following table also describes the non-cash changes in our assets and liabilities during 2009 caused by the deconsolidation of these VIEs.

As of June 25, 2009
ASSETS:
Investments in securities, at fair value	$1,141,400
Investments in loans, net	45,172
Accrued interest receivable	33,973
Restricted cash	6,777
Other assets	35

Total assets	$1,227,357

LIABILITIES:
Indebtedness, at fair value	$420,749
Accounts payable and accrued expenses	273
Accrued interest payable	54,514
Derivative liabilities, at fair value	291,881
Other liabilities	38

Total liabilities	767,455
Accumulated other comprehensive income (loss)	(28,195)
Noncontrolling interests	174,289
Investment from RAIT	313,808

Total liabilities and investment from RAIT	$1,227,357

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

	For the Nine-Month Periods Ended September 30
	2009	2008
Revenue:
Investment interest income	$70,281	$129,110
Investment interest expense	(30,799)	(77,278)

Net interest margin	39,482	51,832
General and administrative expense	830	1,357
Provision for losses	5,279	3,905

Income before other income (expense)	33,373	46,570
Losses on sale of assets	(313,808)	—
Change in fair value of financial instruments	(59,716)	(82,289)

Net income (loss)	(340,151)	(35,719)
(Income) loss allocated to noncontrolling interests	12,053	15,490

Net income (loss) allocable to common shares	$(328,098)	$(20,229)

NOTE 4: INVESTMENTS IN LOANS

Our investments in mortgages and loans are accounted for at amortized cost.

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of September 30, 2009:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon(1)	Range of Maturity Dates
Commercial mortgages	$926,722	$—	$926,722	61	7.2%	Nov. 2009 to Mar. 2016
Mezzanine loans	427,637	(2,551)	425,086	130	9.9%	Nov. 2009 to Aug. 2021
Other loans	127,259	(2,143)	125,116	9	5.2%	Apr. 2010 to Oct. 2016
Preferred equity interests	100,447	—	100,447	26	11.0%	Nov. 2009 to Sept. 2021

Total	1,582,065	(4,694)	1,577,371	226	8.0%

Deferred fees	(2,740)	—	(2,740)

Total	$1,579,325	$(4,694)	$1,574,631

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

The following table summarizes the delinquency statistics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of September 30, 2009 and December 31, 2008:

Delinquency Status	As of September 30, 2009	As of December 31, 2008
30 to 59 days	$5,310	$610
60 to 89 days	71,697	8,360
90 days or more	35,047	95,523
In foreclosure or bankruptcy proceedings	44,015	101,054

Total	$156,069	$205,547

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

As of September 30, 2009 and December 31, 2008, approximately $246,029 and $186,040, respectively, of our commercial mortgages and mezzanine loans were on non-accrual status and had a weighted-average interest rate of 8.8% and 12.1%, respectively.

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for the three-month periods ended September 30, 2009 and 2008:

	For the Three-Month Period Ended September 30, 2009			For the Three-Month Period Ended September 30, 2008
	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage-Related Receivables	Total	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage-Related Receivables	Total
Beginning balance	$108,842	$128,790	$237,632	$38,500	$16,973	$55,473
Additions	18,467	—	18,467	7,750	7,242	14,992
Deductions for net charge-offs	(41,689)	(1,133)	(42,822)	—	(4,700)	(4,700)
Sale of residential mortgages and mortgage-related receivables	—	(127,657)	(127,657)	—	—	—

Ending balance	$85,620	$—	$85,620	$46,250	$19,515	$65,765

The following table provides a roll-forward of our allowance for losses for the nine-month periods ended September 30, 2009 and 2008:
	For the Nine-Month Period Ended September 30, 2009			For the Nine-Month Period Ended September 30, 2008

	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage-Related Receivables	Total	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage-Related Receivables	Total
Beginning balance	$117,737	$54,236	$171,973	$14,575	$11,814	$26,389
Additions	107,580	96,487	204,067	35,872	14,703	50,575
Deductions for net charge-offs	(139,697)	(23,066)	(162,763)	(4,197)	(7,002)	(11,199)
Sale of residential mortgages and mortgage-related receivables	—	(127,657)	(127,657)	—	—	—

Ending balance	$85,620	$—	$85,620	$46,250	$19,515	$65,765

As of September 30, 2009 and December 31, 2008, we identified 35 and 26, respectively, commercial mortgages, mezzanine loans and other loans with unpaid principal balances of $244,964 and $211,068, respectively, as impaired. As of September 30, 2009 and December 31, 2008, we had allowance for losses of $85,620 and $117,737, respectively, associated with our commercial mortgages, mezzanine loans and other loans.

The average commercial mortgages, mezzanine loans and other loans unpaid principal balance of total impaired loans was $235,311 and $174,341 during the three-month periods ended September 30, 2009 and 2008, respectively, and $211,312 and $111,757 during the nine-month periods ended September 30, 2009 and 2008, respectively. We recorded interest income from impaired loans of $1,145 and $2,133 for the three-month periods ended September 30, 2009 and 2008, respectively, and $2,058 and $5,762 for the nine-month periods ended September 30, 2009 and 2008, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 5: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of September 30, 2009:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS and subordinated debentures	$947,145	$(481,069)	$466,076	4.4%	28.0
Other securities	10,000	(9,600)	400	5.0%	43.1

Total trading securities	957,145	(490,669)	466,476	4.4%	28.0
Available-for-sale securities	3,600	(3,420)	180	2.8%	33.1
Security-related receivables
TruPS and subordinated debenture receivables	114,948	(39,323)	75,625	6.3%	21.5
Unsecured REIT note receivables	100,215	(17,904)	82,311	6.9%	6.7
CMBS receivables (2)	158,368	(99,334)	59,034	2.3%	34.5
Other securities	43,471	(42,261)	1,210	2.4%	40.4

Total security-related receivables	417,002	(198,822)	218,180	5.4%	19.5

Total investments in securities	$1,377,747	$(692,911)	$684,836	4.7%	25.3

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $7,623 that are rated “BBB+” and “BB-” by Standard & Poor’s and securities with a fair value totaling $51,411 that are rated between “AAA” and “A-” by Standard & Poor’s.

A substantial portion of our gross unrealized losses is greater than 12 months.

TruPS included above as trading securities include (a) investments in TruPS issued by VIEs of which we are not the primary beneficiary and which we do not consolidate and (b) transfers of investments in TruPS securities to us that were accounted for as a sale pursuant to FASB ASC Topic 860, “Transfers and Servicing” (formerly referenced as SFAS No. 140). Subordinated debentures included above represent the primary assets of VIEs that we consolidate pursuant to FASB ASC Topic 810, “Consolidation” (formerly referenced as FIN 46R).

As of September 30, 2009 and December 31, 2008, $117,625 and $413,625, respectively, in principal amount of TruPS, subordinated debentures and subordinated debenture receivables were on non-accrual status and had a weighted-average coupon of 4.7% and 7.0%, respectively, and a fair value of $17,691 and $16,589, respectively. As of September 30, 2009 and December 31, 2008, $105,847 and $43,982, respectively, in par amount of other securities were on non-accrual status and had a fair value of $0 and $308, respectively.

Some of our investments in securities collateralize debt issued through CDO entities. Our TruPS CDO entities are static pools and prohibit, in most cases, the sale of such securities until the auction call period, typically 10 years from the CDO entity’s inception. At or subsequent to the auction call date, the remaining securities will be offered for sale and the proceeds will be used to repay outstanding indebtedness and liquidate the CDO entity. The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of September 30, 2009 and December 31, 2008, investment in securities of $911,711 and $3,204,360, respectively, in principal amount of TruPS and subordinated debentures, and $247,183 and $605,445, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities. Some of these investments were eliminated upon the consolidation of various VIEs that we consolidate and the corresponding subordinated debentures of the VIEs are included as assets in our consolidated balance sheets.

Asset Impairments

Management evaluates investments in securities for impairment as events and circumstances warrant and concluded that certain of these securities were other than temporarily impaired as management does not expect full recovery of our investment. Asset impairment expense $46,015 was recorded for the nine-month period ended September 30, 2009 related to available-for-sale securities and was included in asset impairments in our consolidated statements of operations. No asset

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

impairment expense was recorded during the three-month period ended September 30, 2009. Asset impairment expense of $18,038 and $38,361 was recorded for the three-month and nine-month periods ended September 30, 2008, respectively, related to investments in securities and was included in asset impairment expense in our consolidated statements of operations. These impairments reduced the amortized cost basis of these available-for-sale securities.

NOTE 6: INVESTMENTS IN REAL ESTATE INTERESTS

As of September 30, 2009, we maintained investments in 34 consolidated real estate properties and three parcels of land. As of December 31, 2008, we maintained investments in 15 consolidated real estate properties and two parcels of land.

The table below summarizes the book value amounts included in our financial statements for our investments in real estate interests:

	As of September 30, 2009	As of December 31, 2008
Multi-family real estate properties	$467,612	$225,054
Office real estate properties	139,345	131,285
Retail real estate property	36,402	—
Parcels of land	22,208	614

Subtotal	665,567	356,953
Plus: Escrows and reserves	535	4,091
Less: Accumulated depreciation and amortization	(20,618)	(10,557)

Investments in real estate interests	$645,484	$350,487

During the nine-month period ended September 30, 2009, we completed the conversion of 22 commercial real estate loans to real estate owned properties. The 22 real estate properties are comprised of the following: 17 multi-family properties, two retail properties, one office property, one parcel of land and a vacant building. We previously held bridge or mezzanine loans with respect to these real estate properties.

On January 1, 2009, we adopted SFAS No. 141R, which has been classified under FASB ASC Topic 805, “Business Combinations” and defines a business as an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return directly to investors. All entities constituting a business (as defined) are subject to FASB ASC Topic 805, “Business Combinations” (formerly referenced as SFAS No. 141R), including real estate acquisitions (generally limited to acquisitions of rental properties with tenants in place, not vacant land or owner-occupied property). Of the 22 commercial real estate loans that were converted to real estate owned properties, we determined that 20 properties met the criteria of a business as defined by FASB ASC Topic 805, “Business Combinations” (formerly referenced as SFAS No. 141R). These 20 properties are comprised of the 17 multi-family properties, two retail properties and one office property. The parcel of land and vacant building did not meet the criteria of a business as defined under FASB ASC Topic 805, “Business Combinations” (formerly referenced as SFAS No. 141R). We accounted for the conversion of these two properties in accordance with FASB ASC Topic 360, “Property, Plant and Equipment” (formerly referenced as SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”, or SFAS No. 144).

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

Real estate interests accounted for under FASB ASC Topic 805, “Business Combinations”

The following table summarizes the aggregate estimated fair value of the net assets acquired and liabilities assumed during the nine-month period ended September 30, 2009, on the respective date of each conversion, for the real estate interests accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate interests	$284,787
Cash and cash equivalents	1,646
Restricted cash	4,236
Other assets	974
Goodwill	—

Total assets acquired	291,643
Liabilities assumed:
Accounts payable and accrued expenses	2,248
Other liabilities	908

Total liabilities assumed	3,156

Estimated fair value of net assets acquired	$288,487

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective conversion date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans	$281,797
Other considerations	6,844

Total fair value of consideration transferred	$288,641

During the nine-month period ended September 30, 2009, these investments contributed revenue of $11,302 and a net loss allocable to common shares of $1,643. During the nine-month period ended September 30, 2009, we incurred $154 of third-party acquisition-related costs, which are included in general and administrative expenses in our consolidated statement of operations.

Unaudited pro forma information relating to the acquisition of these real estate properties is presented below as if the conversion occurred on January 1, 2008 and 2009, respectively. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Nine-Month Period Ended September 30, 2009	For the Nine-Month Period Ended September 30, 2008
Total revenue, as reported	$165,549	$189,748
Pro forma revenue	176,587	216,520
Net income (loss) allocable to common shares, as reported	(456,791)	62,606
Pro forma net income (loss) allocable to common shares	(456,574)	62,237

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

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

We have not yet completed the process of estimating the fair value of assets acquired and liabilities assumed. Accordingly, our preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as we complete the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in our financial statements retrospectively.

Real estate interests accounted for under FASB ASC Topic 360, “Property, Plant and Equipment”

During the nine-month period ended September 30, 2009, we completed the conversion of loans related to one parcel of land and a vacant building to real estate owned properties. We previously held bridge loans with respect to these real estate properties. We accounted for these conversions in accordance with FASB ASC Topic 360, “Property, Plant and Equipment” (formerly referenced as SFAS No. 144). On the respective date of each conversion, the parcel of land had a fair value of $21,595 and the vacant building had a fair value of $15,500. During the three-month period ended September 30, 2009, we sold the vacant building and reported its operations and gain on sale from this entity as a component of discontinued operations for the three-month and nine-month periods ended September 30, 2009.

NOTE 7: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of September 30, 2009:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
Convertible senior notes (1)	$280,363	$279,638	6.9%	Apr. 2027
Secured credit facilities	51,494	51,494	3.9%	Dec. 2009 to Apr. 2011
Senior secured notes	43,000	43,000	12.5%	Apr. 2014
Loans payable on real estate interests	20,000	20,000	4.8%	Apr. 2011
Junior subordinated notes, at fair value (2)	38,052	17,004	8.7%	Mar. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	458,009	436,236	7.2%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (3)(4)	1,399,250	1,399,250	0.7%	2036 to 2045
CDO notes payable, at fair value (2)(3)(5)	1,186,887	143,054	1.1%	2035 to 2038
Loans payable on real estate interests	64,446	64,446	5.6%	Aug. 2010 to Aug. 2016
Trust preferred obligations, at fair value (2)	70,621	70,621	1.9%	2036
Other indebtedness	55	55	5.4%	Nov. 2009

Total non-recourse indebtedness	2,721,259	1,677,426	1.0%

Total indebtedness	$3,179,268	$2,113,662	1.9%

(1)	Our convertible senior notes are redeemable, at the option of the holder, in April 2012.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825, “Financial Instruments” (formerly referenced as SFAS No. 159).
(3)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(4)	Collateralized by $1,775,929 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(5)	Collateralized by $1,443,661 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of September 30, 2009 was $821,791. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

Recourse indebtedness refers to indebtedness that is recourse to our general assets. As indicated in the table above, our consolidated financial statements include recourse indebtedness of $458,009 as of September 30, 2009. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs and other securitization vehicles) and loans payable on real estate interests which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the nine-month period ended September 30, 2009 is as follows:

Recourse Indebtedness

Convertible senior notes. On January 1, 2009, we adopted FSP APB 14-1, which has been classified under FASB ASC Topic 470, “Debt”. Upon adoption, we recorded a retrospective discount on our issued and outstanding convertible senior notes of $1,996. This discount reflects the fair value of the embedded conversion option within the convertible debt instruments and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in our convertible debt agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the convertible senior notes were issued. The discount will be amortized to interest expense through April 15, 2012, the date at which holders of our convertible senior notes could require repayment. Upon adoption, all prior periods were restated to reflect the retroactive adoption of FSP APB 14-1 and total discount amortization recorded through December 31, 2008 was $607.

During the nine-months period ended September 30, 2009, we reduced convertible senior notes outstanding to $280,363 from $384,168 at December 31, 2008 through repurchases of convertible senior notes. See “Senior Secured Notes” and “Debt Repurchases” below.

Secured credit facilities. As of September 30, 2009, we have borrowed an aggregate amount of $51,494 under three secured credit facilities, each with a different bank. All of our secured credit facilities are secured by designated commercial mortgages and mezzanine loans. As of September 30, 2009, the first secured credit facility had an unpaid principal balance of $21,314 which is payable in December 2009 under the current terms of this facility. We have proposed to the lender under this facility that this payment date be extended to October 2011 and the lender has preliminarily approved our proposal. As of September 30, 2009, the second secured credit facility had an unpaid principal balance of $22,180. This facility terminates in April 2010 and the unpaid principal balance at that time is payable in April 2011. As of September 30, 2009, the third secured credit facility had an unpaid principal balance of $8,000. We are amortizing this balance with monthly principal repayments of $500 which will result in the full repayment of this credit facility by February 2011.

Senior secured notes. On July 31, 2009, we entered into a $43,000 senior secured note that bears interest at a rate of 12.5% and matures on April 20, 2014. See “Convertible Senior Notes” section above for further disclosure.

On July 31, 2009, pursuant to a securities purchase agreement, we purchased from Mr. Marx $98,280 aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, or the convertible senior notes, for a purchase price of $53,000. The purchase price consisted of (a) $43,000 12.5% Senior Secured Note due 2014 issued by us, or the senior secured note, and (b) $10,000 in cash. We also paid to Mr. Marx $1,989 of accrued and unpaid interest on the convertible notes through July 31, 2009. We have arranged for the cancellation of these convertible senior notes.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

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

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their OC and IC trigger tests as of September 30, 2009.

CDO notes payable, at fair value. Several of our Taberna CDOs are failing overcollateralization, or OC, trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the nine-month period ended September 30, 2009, $32,674 of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Debt Repurchases

During the three-month period ended September 30, 2009, we repurchased, from the market, a total of $103,780 in aggregate principal amount of our convertible senior notes, including $98,280 repurchased from Mr. Marx described above, and CDO notes payable issued by RAIT CRE CDO I, Ltd. The aggregate purchase price was $55,294, including $1,991 of accrued interest, and we recorded gains on extinguishment of debt of $47,858. During the nine-month period ended September 30, 2009, we repurchased, from the market, a total of $156,305 in aggregate principal amount of our convertible senior notes and CDO notes payable issued by RAIT CRE CDO I, Ltd, and RAIT Preferred Funding II, Ltd. The aggregate purchase price was $60,545, including $2,161 of accrued interest, and we recorded gains on extinguishment of debt of $95,414.

NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of September 30, 2009, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

Foreign Currency Derivatives

In 2008, we entered into various foreign currency derivatives to hedge our exposure to changes in the value of a U.S. dollar as compared to foreign currencies, primarily the Euro. Our foreign currency derivatives are recorded at fair value in our financial statements, with changes in fair value recorded in earnings. These foreign currency derivatives have expired and we have not entered into any new foreign currency derivatives during 2009.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009		As of December 31, 2008
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$1,839,167	$(223,140)	$3,685,692	$(613,852)
Interest rate caps	36,000	1,205	51,000	863
Basis swaps	—	—	50,000	—
Foreign currency derivatives:
Currency options	—	—	2,127	21

Net fair value	$1,875,167	$(221,935)	$3,788,819	$(612,968)

The following table summarizes the effect on income by derivative instrument type for the following periods:

	For the Three-Month Periods Ended September 30, 2009		For the Three-Month Periods Ended September 30, 2008
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)
Interest rate swaps	$2,248	$15	$(2,399)	$(302)
Currency options	—	—	—	12

Total	$2,248	$15	$(2,399)	$(290)

	For the Nine-Month Periods Ended September 30, 2009		For the Nine-Month Periods Ended September 30, 2008
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)
Interest rate swaps	$(796)	$(450)	$(7,314)	$(292)
Currency options	—	(21)	—	17

Total	$(796)	$(471)	$(7,314)	$(275)

On January 1, 2008, we adopted SFAS No. 159, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of SFAS No. 159, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. As of September 30, 2009, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $1,010,276 and had a liability balance with a fair value of $127,249. During the three-month periods ended September 30, 2009 and 2008, the change in value of these hedges was a decrease of $24,553 and a decrease of $46,419, respectively. During the nine-month periods ended September 30, 2009

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

and 2008, the change in value of these hedges was a decrease of $2,559 and a decrease of $78,219, respectively. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

During the three-month period ended September 30, 2009, cash flow hedges with a notional value of $1,801,445 and a liability fair value of $291,881 were removed from our consolidated financial statements due to the deconsolidation of VIEs. See Note 5: “Investments in Securities” for further disclosure.

Amounts reclassified to earnings associated with effective cash flow hedges are reported in investment interest expense and the fair value of these hedge agreements is included in other assets or derivative liabilities.

Free-Standing Derivatives

We have maintained warehouse arrangements with various investment banks. These warehouse arrangements are free-standing derivatives under FASB ASC Topic 815, “Derivatives and Hedging” (formerly referenced as SFAS No. 133). As such, our investment, or first-dollar risk of loss, is recorded at fair value each period with the change in fair value recorded in earnings.

During the nine-month period ended September 30, 2008, two of our warehouse facilities terminated. As such, we did not expect that we would recover our warehouse deposits. As a result, as of September 30, 2008, we fully accrued for the contingency of losing our $32,059 of warehouse deposits in other liabilities. The accrual was charged to earnings through the change in fair value of free-standing derivatives. Subsequent to September 30, 2008, we did not recover our warehouse deposit and charged off our deposits accordingly.

In addition, the option we provided a warehouse provider for us to provide credit default protection on two reference securities was terminated in May 2008 and we have no further obligation thereunder.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” (formerly referenced as SFAS No. 107) requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgages and loans, investments in securities, trust preferred obligations, CDO notes payable, convertible senior notes, junior subordinated notes and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, secured credit facilities, senior secured notes, loans payable on real estate interests and other indebtedness approximates cost due to the nature of these instruments.

The following table summarizes the carrying amount and the fair value of our financial instruments as of September 30, 2009:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,574,631	$1,495,989
Investments in securities and security-related receivables	684,836	684,836
Cash and cash equivalents	39,906	39,906
Restricted cash	163,250	163,250
Derivative assets	1,205	1,205
Liabilities
Recourse indebtedness:
Convertible senior notes	279,638	115,061
Secured credit facilities	51,494	51,494
Senior secured notes	43,000	43,000
Junior subordinated notes, at fair value	17,004	17,004
Junior subordinated notes, at amortized cost	25,100	12,169
Loans payable on real estate interests	20,000	20,000

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

Financial Instrument	Carrying Amount	Estimated Fair Value
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,399,250	603,315
CDO notes payable, at fair value	143,054	143,054
Loans payable on real estate interests	64,446	64,446
Trust preferred obligations, at fair value	70,621	70,621
Other indebtedness	55	55
Derivative liabilities	223,140	223,140

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2009
Trading securities
TruPS and subordinated debentures	$—	$—	$466,076	$466,076
Other securities	—	400	—	400
Available-for-sale securities	—	180	—	180
Security-related receivables
TruPS and subordinated debenture receivables	—	—	75,625	75,625
Unsecured REIT note receivables	—	82,311	—	82,311
CMBS receivables	—	59,034	—	59,034
Other securities	—	1,210	—	1,210
Derivative assets	—	1,205	—	1,205

Total assets	$—	$144,340	$541,701	$686,041

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2009
Junior subordinated notes, at fair value	$—	$17,004	$—	$17,004
Trust preferred obligations	—	—	70,621	70,621
CDO notes payable, at fair value	—	—	143,054	143,054
Derivative liabilities	—	223,140	—	223,140

Total liabilities	$—	$240,144	$213,675	$453,819

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the nine-month period ended September 30, 2009:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2008	$1,472,611	$172,055	$1,644,666
Change in fair value of financial instruments	(148,093)	(15,580)	(163,673)
Purchases and sales, net	36,132	(3,741)	32,391
Deconsolidation of VIEs	(894,574)	(77,109)	(971,683)

Balance, as of September 30, 2009	$466,076	$75,625	$541,701

Liabilities	Trust Preferred Obligations	CDO Notes Payable, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2008	$162,050	$577,750	$739,800
Change in fair value of financial instruments	(104,430)	(62,302)	(166,732)
Purchases and sales, net	88,119	(25,038)	63,081
Deconsolidation of VIEs	(75,118)	(347,356)	(422,474)

Balance, as of September 30, 2009	$70,621	$143,054	$213,675

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” (formerly referenced as SFAS No. 159) as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
Description	2009	2008	2009	2008
Change in fair value of investments in securities	$13,300	$(539,780)	$(168,736)	$(1,152,385)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	7,445	283,954	159,039	1,281,974
Change in fair value of derivatives	(24,553)	(46,419)	(2,559)	(78,928)

Change in fair value of financial instruments	$(3,808)	$(302,245)	$(12,256)	$50,661

The changes in the fair value for the investment in securities, CDO notes payable, trust preferred obligations, and other liabilities for which the fair value option was elected for the three and nine month periods ended September 30, 2009 and 2008 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of derivatives for which the fair value option was elected for the three and nine month periods ended September 30, 2009 and 2008 was mainly due to changes in interest rates.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

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

On July 28, 2009, our board of trustees declared a third quarter 2009 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on September 30, 2009 to holders of record on September 1, 2009 and totaled $3,406.

On October 27, 2009, our board of trustees declared a fourth quarter 2009 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on December 31, 2009 to holders of record on December 1, 2009.

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

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2009 and 2008:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2009	2008	2009	2008
Income (loss) from continuing operations	$(22,283)	$(292,680)	$(457,796)	$58,946
(Income) loss allocated to preferred shares	(3,406)	(3,406)	(10,227)	(10,227)
(Income) loss allocated to noncontrolling interests	503	114,837	12,900	15,490

Income (loss) from continuing operations allocable to common shares	(25,186)	(181,249)	(455,123)	64,209
Income (loss) from discontinued operations	494	(532)	(1,668)	(1,603)

Net income (loss) allocable to common shares	$(24,692)	$(181,781)	$(456,791)	$62,606

Weighted-average shares outstanding—Basic	65,025,946	64,523,681	64,990,708	62,845,850
Dilutive securities under the treasury stock method	—	—	—	32,157

Weighted-average shares outstanding—Diluted	65,025,946	64,523,681	64,990,708	62,878,007

Earnings (loss) per share—Basic:
Continuing operations	$(0.39)	$(2.81)	$(7.00)	$1.03
Discontinued operations	0.01	(0.01)	(0.03)	(0.03)

Total earnings (loss) per share—Basic	$(0.38)	$(2.82)	$(7.03)	$1.00

Earnings (loss) per share—Diluted:
Continuing operations	$(0.39)	$(2.81)	$(7.00)	$1.03
Discontinued operations	0.01	(0.01)	(0.03)	(0.03)

Total earnings (loss) per share—Diluted	$(0.38)	$(2.82)	$(7.03)	$1.00

For the three-month periods ended September 30, 2009 and 2008, securities convertible into 15,104,889 and 13,636,288 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the nine-month periods ended September 30, 2009 and 2008, securities convertible into 15,799,188 and 13,742,412 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

NOTE 12: RELATED PARTY TRANSACTIONS

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

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of September 30, 2009 and December 31, 2008, we had $540 and $1,985, respectively, of cash and cash equivalents and $1,792 and $7,287, respectively, of restricted cash on deposit at Bancorp. During the three-month periods ended September 30, 2009 and 2008, we received $0 and $33, respectively, of interest income from Bancorp. During the nine-month periods ended September 30, 2009 and 2008, we received $11 and $100, respectively, of interest income from Bancorp. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp at an annual rental expense based upon the amount of square footage occupied. We have signed a sublease agreement with a third party for the remaining term of our sublease. Rent expense incurred to Bancorp was $71 and $85 for the three-month periods ended September 30, 2009 and 2008, respectively. Rent expense incurred to Bancorp was $239 and $255 for the nine-month periods ended September 30, 2009 and 2008, respectively. Rent expense has been included in general and administrative expense in the accompanying consolidated statements of operations.

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

a). Office Leases—We maintain sub-lease agreements for shared office space and facilities with Cohen & Company. Rent expense during the three-month periods ended September 30, 2009 and 2008 relating to these leases was $12 and $13, respectively, Rent expense during the nine-month periods ended September 30, 2009 and 2008 relating to these leases was $37 and $38, respectively. Rent expense has been included in general and administrative expense in the accompanying consolidated statements of operations. Future minimum lease payments due over the remaining term of the lease are $320.

b). Shared Services—We previously paid Cohen & Company for services relating to structuring and managing our investments in CMBS and RMBS. The agreement with Cohen & Company for these services terminated on July 1, 2008 and we did not renew or extend this agreement. During the three-month and nine-month periods ended September 30, 2008, we incurred total shared service expenses of $0 and $519, respectively. These shared service expenses have been included in general and administrative expense in the accompanying consolidated statements of operations.

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

d). Common Shares—As of September 30, 2009 and December 31, 2008, Cohen & Company and its affiliate entities owned 510,434 of our common shares.

e). CDO Notes Payable—During the nine-month period ended September 30, 2009, we repurchased $14,000 of our RAIT CRE CDO I notes payable rated BBB and $300 of CMBS receivables from a third party using the broker-dealer services of Cohen & Company. Cohen & Company received $113 of total principal transaction income in connection with these transactions.

f). EuroDekania—EuroDekania is an affiliate of Cohen & Company. In September 2007, EuroDekania purchased approximately €10,000 ($13,892) of the subordinated notes and all of the €32,250 ($44,802) BBB-rated debt securities in Taberna Europe CDO II. We invested €17,500 ($24,311) in the total subordinated notes and earn management fees of 35 basis points on the collateral assets owned by this entity. EuroDekania receives a fee equal to 3.5 basis points of our subordinated collateral management fee which is payable to EuroDekania only if we collect our subordinated management fee and EuroDekania retains an investment in the subordinated notes. During the three-month and nine-month periods ended September 30, 2009, we did not collect a subordinated management fee and were not obligated to pay EuroDekania. During the three-month and nine-month periods ended September 30, 2008, we recorded a collateral management fee expense of $127 and $368, respectively, payable to EuroDekania.

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

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

Edward E. Cohen, the spouse of Betsy Z. Cohen and father of Daniel G. Cohen, is the Chairman of Resource America, Inc, or Resource America. Jonathan Z. Cohen, the son of Betsy Z. Cohen and brother of Daniel G. Cohen, is the Chief Executive Officer of Resource America. During the three-month period ended September 30, 2009, we repurchased $3,500 of our RAIT CRE CDO I notes payable rated BBB from a third party using the broker-dealer services of a subsidiary of Resource America. The Resource America subsidiary received $7 principal transaction income in connection with this transaction.

Brandywine Construction & Management, Inc., or Brandywine, is an affiliate of Edward E. Cohen. Brandywine provided real estate management services to two properties and three properties underlying our real estate interests during the nine-month periods ended September 30, 2009 and 2008, respectively. Management fees of $29 and $24 were paid to Brandywine during the three-month periods ended September 30, 2009 and 2008, respectively, relating to those interests. Management fees of $75 and $96 were paid to Brandywine during the nine-month periods ended September 30, 2009 and 2008, respectively, relating to those interests. We believe that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties.

NOTE 13: DISCONTINUED OPERATIONS

For the nine-month periods ended September 30, 2009 and 2008, income (loss) from discontinued operations relates to one real estate property with total assets of $17,257 that we have deconsolidated since January 1, 2009 and one property with total assets of $15,500 that was sold in July 2009.

The following table summarizes revenue and expense information for real estate properties classified as discontinued operations during the respective periods:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2009	2008	2009	2008
Revenue:
Rental income	$—	$582	$806	$1,684
Expenses:
Real estate operating expense	40	898	647	2,655
General and administrative expense	—	—	19	—
Depreciation expense	—	216	145	632

Total expenses	40	1,114	811	3,287

Income (loss) from discontinued operations	(40)	(532)	(5)	(1,603)
Gain (loss) on sale of assets	534	—	(1,663)	—

Total income (loss) from discontinued operations	$494	$(532)	$(1,668)	$(1,603)

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

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

On July 15, 2009, the defendants entered into a Stipulation and Agreement of Settlement (the “Stipulation”) with the lead plaintiff for the settlement of the action. The Stipulation provides that the claims of the plaintiff class will be settled for a cash payment of $32 million. The settlement payment is within the limits of RAIT’s directors and officers liability insurance, and the settlement has been funded by RAIT's insurers. Also on July 15, 2009, lead plaintiff filed its Motion for Preliminary Approval of Settlement, Certification of Class for Settlement Purposes and Approval of Notice to the Class. The court entered an order granting preliminary approval of the settlement on September 8, 2009. The settlement remains subject to final court approval, and a fairness hearing is scheduled for December 10, 2009. In addition, RAIT has the option to terminate the settlement in the event that the number of class members who opt out of the settlement class exceeds a certain threshold. In connection with the settlement, the defendants have at all times denied, continue to deny and admit no wrongdoing of any kind.

Shareholders’ Derivative Actions

On August 17, 2007, a putative shareholders’ derivative action, styled Sarver v. Cohen (Civil Action No. 2:07-cv-03420), was filed in the United States District Court for the Eastern District of Pennsylvania naming RAIT, as nominal defendant, and certain of our executive officers and trustees as defendants. The complaint in this action alleged that certain of our executive officers and trustees breached their duties to RAIT in connection with the matters that are the subject of the securities litigation described above. The board of trustees established a special litigation committee to investigate the allegations made in the derivative action complaint and in shareholder demands asserting similar allegations, and to determine what action, if any, RAIT should take concerning them. On October 25, 2007, pursuant to a stipulation of the parties, the court ordered the derivative action stayed pending the completion of the special committee’s investigation, subject to quarterly status reports by the special litigation committee beginning March 31, 2008. On August 22, 2008, the special litigation committee advised the court that it had completed its investigation, had found no merit to the allegations of wrongdoing asserted against RAIT’s officers and trustees and concluded that prosecution of the claims asserted in the shareholders’ derivative action would not serve RAIT’s best interests. The special litigation committee accordingly moved on behalf of RAIT to dismiss that action.

On February 10, 2009, a putative shareholders’ derivative action, styled Plank v. Cohen (No. 1288 February Term 2009), was filed in the Pennsylvania Court of Common Pleas of Philadelphia County naming RAIT, as nominal defendant, and certain of our executive officers and trustees as defendants. The complaint in this action alleged that certain of our executive officers and trustees breached their duties to RAIT in connection with the matters that are the subject of the securities litigation described above.

On April 14, 2009, RAIT entered into a Stipulation and Agreement of Settlement that provided for the settlement and dismissal of the two putative shareholder derivative actions described above. The settlement did not include the claims asserted in the putative consolidated shareholder class action securities lawsuit described above, or other direct claims of

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2009

(Unaudited and dollars in thousands, except share and per share amounts)

purchasers of RAIT securities. In accordance with the preliminary approval order entered by the federal court on April 21, 2009, notice of the settlement was distributed to RAIT shareholders, and the federal court held a fairness hearing on July 13, 2009. No objections to the settlement were filed or presented at the fairness hearing. On July 14, 2009, the federal court entered an order and final judgment finally approving the settlement and dismissing the federal court action with prejudice. On July 22, 2009, the state court entered an order dismissing the state court action with prejudice in light of the settlement.

The settlement provided that RAIT would adopt and implement by October 14, 2009, and maintain until October 14, 2014, certain corporate governance practices relating to board structure, trustee compensation, majority voting in the election of trustees, nomination procedures for trustees and the provision of a designated compliance officer under RAIT’s code of business conduct and ethics. RAIT believes that at the time of the settlement it already complied with most of these corporate governance practices. The settlement further provided that RAIT would pay plaintiffs’ counsel $400 for attorneys’ fees and costs. RAIT and the other defendants made no admission of wrongdoing under the settlement and expressly denied each and every claim and allegation made against them in the derivative actions.

Riverside National Bank of Florida Litigation

RAIT’s subsidiary Taberna Capital Management, LLC (“Taberna”) is named as one of eighteen defendants in a lawsuit filed by Riverside National Bank of Florida (“Riverside”) on August 6, 2009 in the Supreme Court of the State of New York, County of Kings. The action, titled Riverside National Bank of Florida v. Taberna Capital Management, LLC, Trapeza Capital Management, LLC, Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management LLC, FTN Financial Capital Markets, Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Bank of America Corporation, as successor in interest to Merrill Lynch & Co., JP Morgan Chase, Inc, JP Morgan Securities, Citigroup Global Markets, Credit Suisse (USA) LLC, ABN AMRO, Cohen & Company, Morgan Keegan & Co., Inc., SunTrust Robinson Humphrey, Inc., The McGraw-Hill Companies, Inc., Moody’s Investors Services, Inc. and Fitch Ratings, Ltd., asserts claims for common law fraud, aiding and abetting common law fraud, negligent misrepresentation, breach of fiduciary duty, and breach of contract in connection with Riverside’s purchase of certain CDO securities, including securities from the Taberna Preferred Funding II, IV, and V CDOs. Riverside alleges that offering materials issued in connection with the CDO securities it purchased did not adequately disclose the process by which the rating agencies rated each of the securities. Riverside also alleges, among other things, that the offering materials should have disclosed an alleged conflict of interest between the rating agencies and the sellers of each CDO as well as the role that the rating agencies played in structuring each CDO. Riverside seeks damages in excess of $140 million, rescission of its purchases of the securities at issue, an accounting of certain amounts received by the defendants together with the imposition of a constructive trust, and punitive damages of an unspecified amount. On September 28, 2009, after the defendants filed a demand to change venue, Riverside filed a stipulation consenting to changing the venue of trial from Kings County to New York County. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders of RAIT Financial Trust

We have reviewed the accompanying consolidated balance sheet of RAIT Financial Trust and subsidiaries as of September 30, 2009 and the related consolidated statements of operations, other comprehensive income (loss) and cash flows for the three and nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, other comprehensive income (loss), shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2009 (except for Note 15 and for the effects of the change in accounting for noncontrolling interests and convertible debt arrangements discussed in Note 2(p) as to which the date is June 26, 2009), we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 2(k) within the Quarterly Report on Form 10-Q, the Company changed its method of accounting for noncontrolling interests in consolidated subsidiaries and convertible senior notes as of December 31, 2008 due to the adoptions of FASB Accounting Standards Codification 810 Consolidation and FASB Accounting Standards Codification 470-20 Debt with Conversion and Other Options. The accompanying consolidated balance sheet as of December 31, 2008 reflects these changes.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania November 9, 2009

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

Overview

RAIT Financial Trust invests in and manages a portfolio of real estate related assets and provides a comprehensive set of debt financing options to the real estate industry. Our income is generated primarily from:

•	interest income from our investments, net of any financing costs, or net interest margin,

•	rental income from our investments in real estate assets, and

•	fee income from originating and managing assets, including advisory services to borrowers.

We continue to face challenging market conditions resulting from global economic conditions, including significant disruptions in the credit markets, significant devaluations of assets directly or indirectly linked to the real estate finance markets, and the lack of liquidity, both long and short term, in the capital markets. We continue to see limited lending activity in the commercial real estate sector and, broadly speaking, our borrowers, whether commercial real estate sponsors or public REITs, continue to experience limited opportunities to increase income, borrow funds or sell assets at profitable levels. In addition, we cannot predict with any certainty the potential impact on our financial performance of current or future government interventions in financial markets.

This year continues to be a transitional year for RAIT as we execute changes to our business model in response to changing market realities. We are continuing to build a vertically integrated commercial real estate platform with the capability to originate, invest, manage, service, trade and advise on commercial real estate related assets, including loans, securities and properties. The platform is expected to enable RAIT to provide asset and collateral management services, not only to our current investment portfolios but also to new opportunities that exist in the market today. We seek to position RAIT to be able to take advantage of current and future market opportunities as conditions improve and to maximize shareholder value over time. To do this, we will continue to focus on:

•	reducing our leverage;

•

fully utilizing RAIT’s vertically integrated commercial real estate platform, including investing, on our own account or by advising others on how to invest, in the distressed commercial real estate debt market, and diversifying our sources of income by seeking to generate fee income through new business ventures that enable us to preserve capital, such as expanding our property management capabilities, expanding our broker-dealer activities into advisory services and fixed income sales and trading and expanding our loan servicing capabilities;

•	managing our investment portfolios to reposition non-performing assets and maximize cash flows while seeking to maximize the ultimate recovery value of our assets over time;

•	managing the size and cost structure of our business to match our operating environment; and

•	developing new financing sources intended to maintain and increase our REIT taxable income.

During the nine-month periods ended September 30, 2009 and 2008, we recorded net income (loss) allocable to common shares of $(456.8) million and $62.6 million, respectively, and generated gross cash flow of $79.3 million and $135.9 million, respectively. RAIT’s net losses for the three-month and nine-month periods ended September 30, 2009 were primarily caused by the following:

•

Gains(losses) on sales of assets. During the nine-month period ended September 30, 2009, we sold all of our equity and a portion of our non-investment grade notes in the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations to a non-affiliated party and all of our interests in our six residential mortgage securitizations. Upon completion of these sales, we deconsolidated these securitizations and removed the associated assets and liabilities from our consolidated balance sheet. The deconsolidation of the Taberna securitizations on June 25, 2009 resulted in a loss of $313.8 million and the deconsolidation of the residential mortgage securitizations on July 16, 2009 resulted in a loss of $61.8 million.

•

Provision for losses. The provision for losses recorded during the three and nine-month period ended September 30, 2009 was $18.5 and $204.1 million, respectively, and resulted from increased delinquencies and impaired loans in our residential mortgages and commercial real estate portfolios.

•

Asset impairments. We recorded asset impairments of $46.0 million and $38.4 million during the nine-month periods ended September 30, 2009 and 2008, respectively. No asset impairment expense was recorded during the three-month period ended September 30, 2009. For the three-month period ended September 30, 2008, we recorded asset impairments totaling $18.1 million. These asset impairments were comprised of investments in securities, primarily our equity investments in our Taberna Europe I and Taberna Europe II CDOs, whose carrying values were reduced due to credit conditions or because of increased delinquencies of the underlying collateral.

Our balance sheet at September 30, 2009 reflected substantial changes from our balance sheet at December 31, 2008 due to the sales of our interests in the Taberna securitizations and residential mortgage securitizations described above. Assets of $4.5 billion and liabilities of $4.0 billion were removed from our balance sheet upon the deconsolidation of these securitizations, representing a reduction of 54.9% of our assets and 57.4% of our liabilities since December 31, 2008. Our shareholders’ equity was reduced $351.2 million or 32.5% from December 31, 2008 to September 30, 2009 in connection with these transactions.

We believe that the deconsolidation of the TruPS securitizations in the second quarter of 2009 and our deconsolidation of the residential mortgage securitizations in the third quarter of 2009 will be beneficial to the long-term interests of our shareholders, even though these deconsolidations resulted in the reduction of our assets and liabilities, and ultimately our total equity due to the aforementioned losses we incurred upon deconsolidation. We believe that quarterly fluctuations in the fair value of the TruPS assets and the related liabilities contributed to the significant volatility in our earnings and our reported net losses beginning in 2007. We expect the deconsolidation of the TruPS securitizations will significantly reduce future volatility in earnings. With respect to the residential mortgage securitizations, we will no longer incur additional loan losses against the residential mortgage loans. Our retained interests in six residential mortgage securitizations, which comprised our entire portfolio of residential mortgage loans generated $1.4 million, or 6.7%, and $4.8 million, or 10.8%, of our gross cash flow during the quarters ended September 30, 2009 and 2008, respectively. We may, in the future, sell additional retained interests in our consolidated securitizations which may result in their deconsolidation.

The disposition transactions described above contributed to our strategy of deleveraging by removing the associated liabilities of the relevant securitizations from our balance sheet. In July 2009, we engaged in another transaction implementing this strategy by purchasing from a noteholder $98.3 million aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, or the convertible senior notes, for a purchase price of $53.0 million. The purchase price consisted of (a) a $43.0 million 12.5% Senior Secured Note due 2014, or the senior secured note, and (b) $10.0 million in cash. We also paid to this noteholder approximately $2.0 million of accrued and unpaid interest on the convertible senior notes through July 31, 2009. We expect to continue to seek to acquire, redeem, restructure, refinance or otherwise enter into transactions to satisfy our debt where we believe that is in the long term interest of our shareholders, which may include issuances of our debt, and/or equity securities, sales or exchanges of our assets or other methods. On November 4, 2009, we filed a registration statement on Form S-4 and a Schedule TO with the Securities and Exchange Commission, or the SEC, in anticipation of our intention to undertake an offer to exchange common shares and cash for a portion of our outstanding convertible senior notes. See “Liquidity and Capital Resources-Exchange Offer” below.

We expect to continue to focus our efforts on our commercial real estate portfolio, comprised of our commercial mortgages, mezzanine loans, other loans and preferred equity interests and our investments in real estate interests. This is our primary investment portfolio generating $16.3 million, or 76.0%, and $23.1 million, or 52.2%, of our gross cash flow during the three-month periods ended September 30, 2009 and 2008, respectively. Current economic conditions have subjected borrowers under our commercial real estate loans to financial stress, which has increased the number of loans on non-accrual and caused us to record provisions for loan losses. Where it is likely to enhance our returns, we consider restructuring loans or foreclosing on the underlying property. During the quarter ended September 30, 2009, we took title to four properties that served as collateral on our commercial real estate loans. We expect we will continue to engage in workout activity with respect to our commercial real estate loans that may result in the conversion of the property collateralizing those loans. We may take a non-cash charge to earnings at the time of any foreclosure to the extent the amount of our loan, reduced by any allowance for losses and certain other expenses, exceeds the fair value of the property at the time of the conversion.

We plan to improve the performance of properties we convert through workout activity and we have expanded our commercial property management capabilities through Jupiter Communities, described below, to improve these efforts. Our goal is to build a portfolio that outperforms the market while we monitor the market for opportunities to sell or refinance properties.

Our portfolio of trust preferred securities, or TruPS, generated $2.7 million, or 12.6%, and $11.9 million, or 27.0%, of our gross cash flow during the quarters ended September 30, 2009 and 2008, respectively. We expect our TruPS portfolio to continue to generate cash flow in the form of senior management and administrative fees. We continue to experience credit deterioration of TruPS issuers. This credit deterioration adversely affects the cash flow we receive from our securitizations and the fair value of their collateral. See “Securitization Summary” below for a discussion of our securitizations collateralized by TruPs that have already, or may in the near future, have an event of default occur. We continue to seek remedies and other means of restructuring our TruPS so as to improve the overall recovery in future periods. As discussed above, in June 2009, we sold all of our retained interests in Taberna III, Taberna IV, Taberna VI and Taberna VII. This transaction resulted in the deconsolidation of these securitizations, recognizing the loss described above and the removal of the associated assets and liabilities from our balance sheet. We expect to continue to receive our senior management fees from these securitizations and will continue to include their underlying assets in our assets under management in future reporting periods. Our ancillary fees from the Taberna securitizations for our restructuring efforts may decrease as events of default in most of these securitizations will limit these efforts in the future.

We are in the process of diversifying our sources of income by seeking to generate fee income by leveraging our existing capabilities and by creating new business ventures. First, we have expanded our property management capabilities. Effective May 1, 2009, we formed a joint venture, referred to as Jupiter Communities, with the owners of an established property management firm specializing in managing multi-family properties. We paid $1.3 million to acquire a 75% interest in the joint venture which acquired the contracts and employees of the predecessor entity. We expect this enhanced management capability to generate additional fee income, offset to varying degrees by increased compensation and general and administrative expense related to Jupiter Communities. Second, we have expanded our broker-dealer, RAIT Securities, LLC, into a fixed income sales and trading platform of commercial real estate securities and provider of commercial real estate advisory services and expect it to contribute to RAIT’s operating results. Lastly, we have been added to Standard & Poor’s select servicer list as a commercial mortgage primary servicer and may offer our loan serving capabilities to third parties. We continue to explore ways to generate acceptable returns from new investments while preserving our capital. Our returns from new investments may increasingly be in the form of fees under the terms of new financing arrangements we develop, such as co-investment and joint venturing strategies.

Investors should read the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, or the Annual Report, for a detailed discussion of the following items:

•	Credit, capital markets and liquidity risk.

•	Interest rate environment.

•	Prepayment rates.

•	Commercial real estate lack of liquidity and reduced performance.

Our Investment Portfolio

The table below summarizes our consolidated investment portfolio as of September 30, 2009 (dollars in thousands):

	Carrying Amount (1)	Percentage of Total Portfolio	Weighted- Average Coupon (2)
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,577,371	54.2%	8.0%
Investments in real estate interests	645,484	22.2%	N/A
Investments in securities
TruPS and subordinated debentures	541,701	18.7%	4.7%
Unsecured REIT note receivables	82,311	2.8%	6.9%
CMBS receivables	59,034	2.0%	2.3%
Other securities	1,790	0.1%	3.0%

Total investments in securities	684,836	23.6%	4.7%

Total	$2,907,691	100.0%	7.0%

(1)	Reflects the carrying amount of the respective assets classes, as they appear in our consolidated financial statements as of September 30, 2009.
(2)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

Our consolidated investment portfolio is currently comprised of the following asset classes:

Commercial mortgages, mezzanine loans, other loans and preferred equity interests.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of September 30, 2009 (dollars in thousands):

	Carrying Amount (1)	Estimated Fair Value	Weighted- Average Coupon (2)	Range of Maturities	Number of Loans	% of Total Loan Portfolio
Commercial mortgages	$926,722	$911,939	7.2%	Nov. 2009 to Mar. 2016	61	58.8%
Mezzanine loans	425,086	382,567	9.9%	Nov. 2009 to Aug. 2021	130	26.9%
Other loans	125,116	114,892	5.2%	Apr. 2010 to Oct. 2016	9	7.9%
Preferred equity interests	100,447	86,591	11.0%	Nov. 2009 to Sept. 2021	26	6.4%

Total	$1,577,371	$1,495,989	8.0%		226	100.0%

(1)	Reflects the carrying amount of the respective assets classes, as they appear in our consolidated financial statements as of September 30, 2009.
(2)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

Investment in real estate interests.

The table below summarizes the amounts included in our consolidated financial statements for investments in real estate interests (dollars in thousands):

	As of September 30, 2009	As of December 31, 2008
Multi-family real estate properties	$467,612	$225,054
Office real estate properties	139,345	131,285
Retail real estate property	36,402	—
Parcels of land	22,208	614

Subtotal	665,567	356,953
Plus: Escrows and reserves	535	4,091
Less: Accumulated depreciation and amortization	(20,618)	(10,557)

Investments in real estate interests	$645,484	$350,487

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of September 30, 2009:

(a)	Based on amortized cost.

TruPS and subordinated debentures. We have provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 10 to 30 years, which are priced based on short-term variable rates, such as the nine-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and contain minimal financial and operating covenants.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of September 30, 2009 (dollars in thousands):

				Issuer Statistics
Industry Sector	Estimated Fair Value (1)	% of Total	Weighted- Average Coupon (2)	Weighted-Average Ratio of Debt to Total Capitalization (a)	Weighted- Average Interest Coverage Ratio (a)
Commercial Mortgage	$158,277	29.2%	3.8%	79.1%	1.1x
Office	131,435	24.3%	7.8%	69.7%	2.5x
Residential Mortgage	72,351	13.4%	2.6%	83.9%	1.4x
Specialty Finance	53,758	9.9%	4.6%	90.9%	(1.0)x
Homebuilders	44,039	8.1%	7.8%	63.8%	(0.2)x
Retail	37,149	6.8%	5.0%	82.0%	1.9x
Hospitality	24,888	4.6%	5.8%	73.4%	0.9x
Storage	19,804	3.7%	8.0%	62.4%	3.6x

Total	$541,701	100.0%	4.7%	76.7%	1.3x

(1)	Reflects the estimated fair value of the respective assets classes, as they appear in our consolidated financial statements as of September 30, 2009.
(2)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of September 30, 2009 (dollars in thousands):

(a)	Based on the most recent information available to management as provided by our TruPS issuers or through public filings.

Mortgage-backed securities, including RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities. We have invested, and expect to continue to invest, in RMBS, CMBS, unsecured REIT notes and other real estate-related debt securities.

The table and the chart below describe certain characteristics of our mortgage-backed securities and other real estate-related debt securities as of September 30, 2009 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon (1)	Weighted- Average Years to Maturity	Amortized Cost
Unsecured REIT note receivables	$82,311	6.9%	6.7	$100,215
CMBS receivables	59,034	2.3%	34.5	158,368
Other securities	1,790	3.0%	38.3	57,071

Total	$143,135	3.9%	28.3	$315,654

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

(a)	S&P Ratings as of September 30, 2009.

Securitization Summary

A summary of our CDO investments as of the most recent payment information is as follows (dollars in millions):

		Our Retained Interests (Par Amount)
Managed CDOs (Unconsolidated)	Total Collateral (Par Amount)	Debt Retained	Equity Retained	Total Investment	Defaulted Collateral (Par Amount)	OC Test Trigger %	OC Test Current %
Taberna I	$622.7	$3.4	$0.3	$3.7	$31.0	104.5%	101.8%
Taberna II	947.6	13.0	7.5	20.5	245.0	102.5%	78.3%
Taberna III	768.7	17.0	—	17.0	196.1	101.0%	83.4%
Taberna IV	673.7	6.8	—	6.8	145.6	101.6%	84.2%
Taberna V	677.2	13.0	19.7	32.7	175.0	101.4%	79.2%
Taberna VI	665.4	5.5	—	5.5	135.6	102.2%	83.5%
Taberna VII	608.1	17.5	—	17.5	110.0	101.7%	84.2%
Taberna Europe I	796.6	19.7	15.8	35.5	58.6	101.5%	94.6%
Taberna Europe II	1,066.2	2.8	17.6	20.4	101.0	108.3%	95.6%

Managed CDOs	6,826.2	98.7	60.9	159.6	1,197.9

TruPS CDOs (Consolidated)
Taberna VIII	715.1	73.0	60.0	133.0	69.5	103.5%	97.9%
Taberna IX	728.6	134.0	52.5	186.5	88.4	105.4%	94.1%

TruPS CDOs	1,443.7	207.0	112.5	319.5	157.9

CRE CDOs (Consolidated)
RAIT I	1,015.6	56.0	165.0	215.5	68.0	116.2%	119.0%
RAIT II	822.3	120.5	110.2	230.7	4.3	111.7%	118.1%

CRE CDOs	1,837.9	176.5	275.2	446.2	72.3

Total	$10,107.8	$482.2	$448.6	$925.3	$1,428.1

The equity securities that we own in the CDOs shown in the table are subordinate in right of payment and in liquidation to the collateralized debt securities issued by the CDOs. We may also own common shares, or the non-economic residual interest, in certain of the entities above. As of September 30, 2009, all of the Taberna CDOs, together with Taberna Europe I and Taberna Europe II, were not passing their required interest coverage or overcollateralization triggers and we received only senior asset management fees and interest on certain of the more senior-rated debt owned by us related to these CDO transactions. Events of default exist in Taberna II, Taberna III, Taberna IV, Taberna V and Taberna VI as of November 2009 due to the non-payment of interest to certain non-controlling class note holders. An event of default may be cause for our removal as collateral manager of these CDOs in limited circumstances where an event of default is caused by a breach or default of the collateral manager. However, we do not believe these circumstances exist and do not expect these events of default will restrict our ability to continue to manage these entities and receive the senior asset management fees. We are unable to predict with certainty which CDOs, in the future, will incur events of default or which, if any, remedies the appropriate note holders may exercise in the future. We continue to receive all of our management fees, interest and residual returns on our two commercial real estate CDOs, RAIT I and RAIT II, and all applicable interest coverage and over-collateralization requirements continue to be met for these securitizations.

Performance Measure

We use assets under management, or AUM, as a tool to measure our financial and operating performance. The following defines this measure and describes its relevance to our financial and operating performance:

Assets under management represents the total assets that we own or are managing for third parties. While not all AUM generates fee income, it is an important operating measure to gauge our asset growth, volume of originations, size and scale of our operations and our financial performance. AUM includes our total investment portfolio and assets associated with unconsolidated CDOs for which we derive asset management fees.

The table below summarizes our assets under management as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	Assets Under Management at September 30, 2009	Assets Under Management at December 31, 2008
Commercial real estate portfolio (1)	$2,103,792	$2,162,436
Residential mortgage portfolio (2)	—	3,611,860
European portfolio (3)	1,862,785	1,928,462
U.S. TruPS portfolio (4)	6,407,137	6,478,945
Other investments	777	180

Total	$10,374,491	$14,181,883

(1)	As of September 30, 2009 and December 31, 2008, our commercial real estate portfolio was comprised of $1.3 billion and $1.5 billion, respectively, of assets collateralizing RAIT I and RAIT II, $645.5 million and $367.7 million, respectively, of investments in real estate interests and $118.8 million and $254.9 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(2)	On July 16, 2009, we sold our retained interests in the securitizations collateralized by our residential mortgage portfolio.
(3)	Our European portfolio is comprised of assets collateralizing Taberna Europe I and Taberna Europe II.
(4)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I through Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

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

The table below reconciles the differences between reported net income (loss) allocable to common shares and total taxable income (loss) and estimated REIT taxable income (loss) for the three-month and nine-month periods ended September 30, 2009 and 2008 (dollars in thousands):

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2009	2008	2009	2008
Net income (loss) allocable to common shares, as reported	$(24,692)	$(181,781)	$(456,791)	$62,606
Add (deduct):
Provision for losses	18,467	14,992	204,067	50,575
Charge-offs on allowance for losses	(2,757)	(4,701)	(122,013)	(10,862)
Domestic TRS book-to-total taxable income differences:
Income tax (benefit) provision	(216)	173	441	(2,261)
Fees received and deferred in consolidation	—	—	—	307
Stock compensation and other temporary tax differences	1,107	953	173	1,820
Capital losses not offsetting capital gains and other temporary tax differences	—	—	—	32,059
Asset impairments	—	18,038	46,015	38,361
Capital losses not offsetting capital gains	61,841	—	375,649	—
Change in fair value of financial instruments, net of allocation to noncontrolling interests (1)	3,808	183,942	(10,002)	(78,409)
Amortization of intangible assets	371	2,883	1,038	16,048
CDO investments aggregate book-to-taxable income differences (2)	(12,705)	(17,509)	(62,657)	(52,012)
Accretion of (premiums) discounts	—	972	(211)	3,243
Other book to tax differences	85	307	142	6

Total taxable income (loss)	45,309	18,269	(24,149)	61,481
Less: Taxable income attributable to domestic TRS entities	(473)	(3,143)	(7,114)	(907)
Plus: Dividends paid by domestic TRS entities	13	—	5,038	12,000

Estimated REIT taxable income (loss), prior to deduction for dividends paid	$44,849	$15,126	$(26,225)	$72,574

(1)	Change in fair value of financial instruments is reported net of allocation to noncontrolling interests of $0 and $(118,303), for the three-month periods ended September 30, 2009 and 2008, respectively, and $(22,258) and $(27,748) for the nine-month periods ended September 30, 2009 and 2008, respectively.
(2)	Amounts reflect the aggregate book-to-taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.

Results of Operations

Three-Month Period Ended September 30, 2009 Compared to the Three-Month Period Ended September 30, 2008

Revenue

Investment interest income. Investment interest income decreased $112.0 million, or 66.5%, to $56.4 million for the three-month period ended September 30, 2009 from $168.4 million for the three-month period ended September 30, 2008. This net decrease was primarily attributable to decreases in interest income of: $45.0 million resulting from the disposition of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations in June 2009 and $44.6 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease primarily resulted from $363.7 million in total principal amount of investments on non-accrual status as of September 30, 2009, 30 new properties, with total assets of approximately $510.9 million, transitioned from loans to real estate owned since September 30, 2008 and the reduction in short-term LIBOR of approximately 2.5% during the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008.

Investment interest expense. Investment interest expense decreased $80.8 million, or 69.6%, to $35.3 million for the three-month period ended September 30, 2009 from $116.1 million for the three-month period ended September 30, 2008. This net decrease was primarily attributable to decreases in interest expense of: $30.8 million resulting from the disposition of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations in June 2009 and $41.6 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease is primarily attributable to $1.6 million resulting from repurchases of our convertible senior notes and the effect on our floating rate indebtedness from the reduction in short-term LIBOR of approximately 2.5% during the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008.

Rental income. Rental income increased $9.7 million to $13.8 million for the three-month period ended September 30, 2009 from $4.1 million for the three-month period ended September 30, 2008. This increase was primarily attributable to 30 new properties, with total assets of approximately $510.9 million, acquired or consolidated since September 30, 2008.

Fee and other income. Fee and other income increased $3.6 million, or 70.5%, to $8.7 million for the three-month period ended September 30, 2009 from $5.1 million for the three-month period ended September 30, 2008. We recognized $1.9 million of fee income from our restructuring advisory services and $3.4 million of property management fees and reimbursement income associated with our property management activities that we acquired in May 2009 offset by $1.9 million of lower origination fees from our domestic and European origination activities during the three-month period ended September 30, 2009 as compared to 2008.

Expenses

Compensation expense. Compensation expense increased $0.7 million, or 10.2%, to $7.8 million for the three-month period ended September 30, 2009 from $7.1 million for the three-month period ended September 30, 2008. This increase was primarily due to $3.3 million of compensation costs associated with our property management activities that were acquired in May 2009 offset by a reduction in salary and bonus compensation costs of $2.2 million during the three-month period ended September 30, 2009 and lower stock-based compensation amortization of $0.4 million resulting from the vesting of certain restricted shares and phantom units subsequent to September 30, 2008.

Real estate operating expense. Real estate operating expense increased $8.5 million to $11.7 million for the three-month period ended September 30, 2009 from $3.2 million for the three-month period ended September 30, 2008. This increase was primarily attributable to 30 new properties, with total assets of approximately $510.9 million, acquired or consolidated since September 30, 2008.

General and administrative expense. General and administrative expense increased $0.7 million, or 13.4%, to $5.4 million for the three-month period ended September 30, 2009 from $4.7 million for the three-month period ended September 30, 2008. This increase is primarily due to $0.4 million of general and administrative costs associated with our property management activities that were acquired in May 2009 and $0.4 million of higher consulting and professional fees during the three-month period ended September 30, 2009 compared to September 30, 2008.

Provision for losses. The provision for losses relates to our investments in our residential mortgages and commercial mortgage loan portfolios. The provision for losses increased by $3.5 million for the three-month period ended September 30, 2009 to $18.5 million as compared to $15.0 million for the three-month period ended September 30, 2008. This increase is due to an increase in our non-accrual and impaired loans within our commercial real estate loan portfolio. During the three months ended September 30, 2009, we have transitioned 4 loans to real estate owned properties, with total assets of $59.5 million and realized losses of $5.2 million when these loans were converted from impaired loans to owned real estate. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Asset impairments. No asset impairment expense was recorded during the three-month period ended September 30, 2009. For the three-month period ended September 30, 2008, we recorded asset impairments totaling $18.1 million associated with certain intangible assets. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 350, “Intangibles—Goodwill and Other” (formerly referenced as No. 144). Due to market and economic conditions in 2008, management evaluated the carrying value of our intangible assets and based upon that evaluation, management concluded certain intangible assets were impaired and recorded other-than-temporary impairment charges of $18.1 million.

Depreciation expense. Depreciation expense increased $4.5 million to $5.9 million for the three-month period ended September 30, 2009 from $1.4 million the three-month period ended September 30, 2008. This increase was primarily attributable to 30 new properties, with total assets of approximately $510.9 million, acquired or consolidated since September 30, 2008.

Amortization of intangible assets. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006 and Jupiter Communities on May 1, 2009. Amortization expense decreased $2.5 million to $0.4 million for the three-month period ended September 30, 2009 from $2.9 million for the three-month period ended September 30, 2008. This decrease resulted from the full amortization of some of the identified intangibles ($59.5 million had a useful life of 18 months or less) and $11.0 million in asset impairments recorded since September 30, 2008.

Other Income (Expenses)

Interest and other income. Interest and other income increased $1.4 million to $1.3 million for the three-month period ended September 30, 2009 from $(0.1) million for the three-month period ended September 30, 2008. This increase is primarily due to higher interest income attributable to cash deposits for the 30 new properties that we acquired or consolidated since September 30, 2008.

Gains (losses) on sale of assets. Gains (losses) on sale of assets are attributable solely to the disposition of our residential mortgage portfolio. On July 16, 2009, we sold all of our retained interests in our six residential mortgage securitizations and recorded losses on sales of assets of $61.8 million.

Gains on extinguishment of debt. Gains on extinguishment of debt during the three-month period ended September 30, 2009 are attributable to the repurchase of $98.3 million in principal amount of convertible senior notes and $5.5 million in principal amount of CDO notes payable. The debt was repurchased from the market for a total purchase price of $55.3 million, including $2.0 million of accrued interest, and we recorded gains on extinguishment of debt of $47.9 million.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the financial assets, liabilities and derivatives as to which we have elected to record fair value adjustments under FASB ASC Topic 825, “Financial Instruments” (formerly referenced as SFAS No. 159). Our election to record these assets at fair value was effective on January 1, 2008, the effective date of SFAS No. 159. Our election impacted the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the three-month periods ended September 30, 2009 and 2008, the fair value adjustments we recorded were as follows (dollars in thousands):

	For the Three-Month Periods Ended September 30
Description	2009	2008
Change in fair value of trading securities and security-related receivables	$13,300	$(539,780)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	7,445	283,954
Change in fair value of derivatives	(24,553)	(46,419)

Change in fair value of financial instruments	$(3,808)	$(302,245)

Income tax benefit (provision). We maintain several domestic and foreign TRS entities that are subject to U.S. federal, state and local income taxes and foreign taxes. For the three-month period ended September 30, 2009, the total benefit for income taxes was $0.2 million, an increase of $0.4 million from a provision of $0.2 million for the three-month period ended September 30, 2008. The tax benefits were primarily attributable to operating losses at several of our domestic TRS entities during the three-month period ended September 30, 2009.

Discontinued operations. Losses from discontinued operations increased $1.0 million to a gain of $0.5 million for the three-month period compared to a loss of $0.5 million for the three-month period ended September 30, 2008. The increase is primarily attributable to a $0.5 million gain on the sale of a property that was sold during July 2009.

Nine-Month Period Ended September 30, 2009 Compared to the Nine-Month Period Ended September 30, 2008

Revenue

Investment interest income. Investment interest income decreased $193.1 million, or 36.4%, to $337.9 million for the nine-month period ended September 30, 2009 from $531.0 million for the nine-month period ended September 30, 2008. This net decrease was primarily attributable to decreases in interest income of: $66.8 million resulting from the disposition of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations in June 2009 and $59.5 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease primarily resulted from $363.7 million in total principal amount of investments on non-accrual status as of September 30, 2009, 30 new properties, with total assets of approximately $510.9 million, transitioned from loans to real estate owned since September 30, 2008 and the reduction in short-term LIBOR of approximately 2.2% during the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008.

Investment interest expense. Investment interest expense decreased $138.9 million, or 37.6%, to $230.2 million for the nine-month period ended September 30, 2009 from $369.1 million for the nine-month period ended September 30, 2008. This net decrease was primarily attributable to decreases in interest expense of: 57.6 million resulting from the disposition of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations in June 2009 and $51.2 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease is primarily attributable to $3.2 million resulting from repurchases of our convertible senior notes and the effect on our floating rate indebtedness from the reduction in short-term LIBOR of approximately 2.2% during the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008.

Rental income. Rental income increased $27.0 million to $37.7 million for the nine-month period ended September 30, 2009 from $10.7 million for the nine-month period ended September 30, 2008. This increase was primarily attributable to 30 new properties, with total assets of approximately $510.9 million, acquired or consolidated since September 30, 2008.

Fee and other income. Fee and other income increased $3.1 million, or 18.1%, to $20.2 million for the nine-month period ended September 30, 2009 from $17.1 million for the nine-month period ended September 30, 2008. We received $6.8 million of fee income from our restructuring advisory services, $5.4 million of property management fees and reimbursement income associated with our property management activities that we acquired in May 2009 offset by $7.3 million of lower origination fees from our domestic and European origination activities during the nine-month period ended September 30, 2009 as compared to 2008 and $1.8 million of decreased asset management fees resulting from decreased credit performance in several of our managed CDOs.

Expenses

Compensation expense. Compensation expense decreased $4.2 million, or 17.8%, to $19.5 million for the nine-month period ended September 30, 2009 from $23.7 million for the nine-month period ended September 30, 2008. This decrease was primarily due to a reduction in salary and bonus compensation costs of $6.7 million during the nine-month period ended September 30, 2009 and lower stock-based compensation amortization of $2.6 million resulting from the vesting of certain restricted shares and phantom units subsequent to September 30, 2008 offset by $5.1 million of compensation costs associated with our property management activities that were acquired in May 2009.

Real estate operating expense. Real estate operating expense increased $23.8 million to $32.6 million for the nine-month period ended September 30, 2009 from $8.8 million for the nine-month period ended September 30, 2008. This increase was primarily attributable to 30 new properties, with total assets of approximately $510.9 million, acquired or consolidated since September 30, 2008.

General and administrative expense. General and administrative expense decreased $1.6 million, or 9.5%, to $14.9 million for the nine-month period ended September 30, 2009 from $16.5 million for the nine-month period ended September 30, 2008. This decrease is primarily due to a $0.5 million decrease in investment monitoring costs due to the termination of a shared services agreement in July 2008 and $1.5 million of lower consulting and professional fees during the nine-month period ended September 30, 2009 compared to September 30, 2008.

Provision for losses. The provision for losses relates to our investments in our residential mortgages and commercial mortgage loan portfolios. The provision for losses increased by $153.5 million for the nine-month period ended September 30, 2009 to $204.1 million as compared to $50.6 million for the nine-month period ended September 30, 2008. This increase is due to increased delinquencies in our residential mortgage portfolios during our ownership period and an increase in our impaired loans within our commercial real estate loan portfolio. During the nine months ended September 30, 2009, we have transitioned 22 loans to real estate owned properties, with total assets of $291.6 million and realized losses of $83.9 million when these loans were converted from impaired loans to owned real estate. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Asset impairments. For the nine-month period ended September 30, 2009, we recorded asset impairments totaling $46.0 million that were associated with certain investments in loans and available-for-sale securities for which we did not elect the fair value option under FASB ASC Topic 825, “Financial Instruments” (formerly referenced as SFAS No. 159). In making this determination, management considered the estimated fair value of the investments in relation to our cost bases, the financial condition of the related entity and our intent and ability to hold the investments for a sufficient period of time to recover our investments. For the identified investments, management believes full recovery is not likely and wrote down the investments to their current recovery value, or estimated fair value. For the nine-month period ended September 30, 2008, we recorded asset impairments totaling $38.4 million that were associated with certain intangible assets and certain investments in loans, available-for-sale securities and other assets for which we did not elect SFAS No. 159.

Depreciation expense. Depreciation expense increased $11.7 million to $15.5 million for the nine-month period ended September 30, 2009 from $3.8 million the nine-month period ended September 30, 2008. This increase was primarily attributable to 30 new properties, with total assets of approximately $510.9 million, acquired or consolidated since September 30, 2008 as well as increased depreciation of furniture and fixtures we added since September 30, 2008.

Amortization of intangible assets. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006 and Jupiter Communities on May 1, 2009. Amortization expense decreased $15.0 million to $1.0 million for the nine-month period ended September 30, 2009 from $16.0 million for the nine-month period ended September 30, 2008. This decrease resulted from the full amortization of some of the identified intangibles ($59.5 million had a useful life of 18 months or less) and $11.0 million in asset impairments recorded since September 30, 2008.

Other Income (Expenses)

Interest and other income. Interest and other income increased $2.5 million to $3.6 million for the nine-month period ended September 30, 2009 from $1.1 million for the nine-month period ended September 30, 2008. This increase is primarily due to higher interest income attributable to cash deposits for the 30 new properties that we acquired or consolidated since September 30, 2008.

Gains (Losses) on sale of assets. Gains (losses) on sale of assets are attributable to the disposition of four Taberna securitizations and six residential mortgage securitizations. On June 25, 2009, we sold all of our retained interests and a portion of our non-investment grade debt in the four Taberna securitizations. On July 16, 2009, we sold all of our retained interests in our six residential mortgage securitizations and. For the nine-month period ended September 30, 2009, we recorded losses on sale of assets of $313.8 million associated with the disposition of the Taberna securitizations and $61.8 million associated with the disposition of the residential mortgage portfolio.

Gains on extinguishment of debt. Gains on extinguishment of debt during the nine-month period ended September 30, 2009 are attributable to the repurchase of $103.8 million in aggregate principal amount of convertible senior notes and $52.5 million in aggregate principal amount of CDO notes payable. The debt was repurchased from the market for a total purchase price of $60.5 million, including $2.2 million of accrued interest, and we recorded gains on extinguishment of debt of $95.4 million.

Change in fair value of free-standing derivatives. The change in fair value of free-standing derivatives represents the earnings (loss) on (of) our first-dollar risk of loss associated with our warehouse facilities. During the nine-month period ended September 30, 2008, our warehouse agreements terminated with the respective financial institutions and we recorded a loss of $37.2 million on our warehouse deposits. We have no further obligations under these warehouse agreements and we have not entered into any new warehouse facilities subsequent to September 30, 2008.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the financial assets, liabilities and derivatives as to which we have elected to record fair value adjustments under FASB ASC Topic 825, “Financial Instruments” (formerly referenced as SFAS No. 159). Our election to record these assets at fair value was effective on January 1, 2008, the effective date of SFAS No. 159. Our election impacted the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the nine-month periods ended September 30, 2009 and 2008, the fair value adjustments we recorded were as follows (dollars in thousands):

	For the Nine-Month Periods Ended September 30
Description	2009	2008
Change in fair value of trading securities and security-related receivables	$(168,736)	$(1,152,385)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	159,039	1,281,974
Change in fair value of derivatives	(2,559)	(78,928)

Change in fair value of financial instruments	$(12,256)	$50,661

Income tax benefit (provision). We maintain several domestic and foreign TRS entities that are subject to U.S. federal, state and local income taxes and foreign taxes. For the nine-month period ended September 30, 2009, the total provision for income taxes was $0.4 million, a decrease of $2.7 million from a benefit of $2.3 million for the nine-month period ended September 30, 2008. The tax benefits were primarily attributable to operating losses at several of our domestic TRS entities during the nine-month period ended September 30, 2008.

Discontinued operations. Losses from discontinued operations decreased $0.1 million to a loss of $1.7 million for the nine-month period compared from a loss of $1.6 million for the nine-month period ended September 30, 2008. The decrease is primarily attributable to a $2.1 million loss on a VIE that was deconsolidated in March 2009 offset by a gain of $0.5 million on a property that was sold during July 2009.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs. The disruption in the credit markets has reduced our liquidity and capital resources and has generally increased the cost of any new sources of liquidity over historical levels. Due to current market conditions, the cash flow to us from a number of the securitizations we sponsored has been reduced or eliminated and we do not expect to sponsor new securitizations to provide us with long-term financing for the foreseeable future. We are seeking to expand our use of secured lines of credit developing our other financing strategies that will permit us to originate investments generating attractive returns while preserving our capital, such as participations, advisory arrangements and joint venturing arrangements.

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

Our primary cash requirements are as follows:

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT;

•	to repay our indebtedness, including repurchasing or retiring our debt before it becomes due;

•	to make investments and fund the associated costs;

•	to compensate our employees; and

•	to pay U.S. federal, state, and local taxes of our TRSs.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $39.9 million as of September 30, 2009;

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

•	proceeds from future borrowings;

•	proceeds from future offerings of our common and preferred shares; and

•	proceeds from the sales of assets.

Cash Flows

As of September 30, 2009 and September 30, 2008, we maintained cash and cash equivalents of approximately $39.9 million and $38.4 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine-Month Periods Ended September 30
	2009	2008
Cash flow from operating activities	$75,518	$102,974
Cash flow from investing activities	243,583	487,382
Cash flow from financing activities	(306,658)	(679,954)

Net change in cash and cash equivalents	12,443	(89,598)
Cash and cash equivalents at beginning of period	27,463	127,987

Cash and cash equivalents at end of period	$39,906	$38,389

Our principal source of cash flow is from our investing activities. Our decreased cash flow from operating activities is primarily due to the reduced fees generated in 2009 as compared to 2008 as well as the increase in loans on non-accrual status in 2009 as compared to 2008.

The reduction in cash inflow from our investing activities during 2009 as compared to 2008 reflects the lower volume of investments originated or purchased in 2009 as compared to 2008. Our cash inflow from investing activities primarily resulted from $264.1 million of principal repayments on loans and investments.

The cash outflow from our financing activities during 2009 as compared to a cash inflow in 2008 is due to a reduction in the amount of capital raised in 2009 as compared to 2008 along with our continued efforts to repay or repurchase our existing debt at substantial discounts.

Our gross cash flow is comprised of net investment income, net rental income and asset management fees that we received from our assets under management. Our net investment income represents the positive difference between the income we earn on our investment portfolio and the cost of financing our investment portfolio. For the three-month and nine-month periods ended September 30, 2009 and 2008, the gross cash flows generated by our investment portfolios were as follows (dollars in thousands):

Investment Portfolio Description	Assets Under Management	Gross Cash Flow for the Three-Month Period Ended September 30, 2009 (1)	Gross Cash Flow for the Nine-Month Period Ended September 30, 2009 (1)
Commercial real estate portfolio (2)	$2,103,792	$16,322	$55,778
Residential mortgage portfolio (3)	—	1,433	10,406
European portfolio	1,862,785	876	3,472
U.S. TruPS portfolio (4)	6,407,137	2,699	9,250
Other investments	777	144	479

Total	$10,374,491	$21,474	$79,385

Investment Portfolio Description	Assets Under Management	Gross Cash Flow for the Three-Month Period Ended September 30, 2008 (1)	Gross Cash Flow for the Nine-Month Period Ended September 30, 2008 (1)
Commercial real estate portfolio (2)	$2,104,833	$23,137	$76,034
Residential mortgage portfolio (3)	3,694,875	4,778	14,840
European portfolio	1,945,487	4,264	11,331
U.S. TruPS portfolio (4)	6,512,275	11,952	32,975
Other investments	720	210	811

Total	$14,258,190	$44,341	$135,991

(1)	Gross cash flows for the three-month and nine-month periods ended September 30, 2009 and 2008 may not be indicative of cash flows for subsequent or annual periods. See “Forward-looking Statements” and “Risk Factors” sections included in our Annual Report on Form 10-K for the year ended December 31, 2008 for the risks and uncertainties that could cause our gross cash flow for subsequent annual periods to differ materially from these amounts.
(2)	As of September 30, 2009 and 2008, our commercial real estate portfolio was comprised of $1.3 billion and $1.6 billion, respectively, of assets collateralizing RAIT I and RAIT II, $645.5 million and $270.6 million, respectively, of investments in real estate interests and $118.8 million and $248.8 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(3)	On July 16, 2009, we sold our retained interests in the securitizations collateralized by our residential mortgage portfolio.
(4)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I through Taberna IX and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

During the nine-month period ended September 30, 2009, we generated $79.4 million of cash flow from our portfolios and asset management activities before operating expenses. We paid $10.2 million in preferred share dividends during the nine months ended September 30, 2009. The remaining net cash flow from operations was used to pay interest expense on recourse obligations, repay indebtedness, pay operating expenses, including cash compensation expense and general and administrative expenses, and for general working capital purposes.

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

Our two commercial real estate securitized financing arrangements include a revolving credit option that allows us to repay the AAA rated debt tranches totaling $475.0 million as loan repayments occur, and then draw up to the available committed amounts during the first five years of each facility. We have $36.6 million of unused capacity in our two CRE securitizations to invest in commercial loans as of September 30, 2009, after consideration of future funding commitments and borrowing requirements.

Capitalization

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of September 30, 2009 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
Convertible senior notes (1)	$280,363	$279,638	6.9%	Apr. 2027
Secured credit facilities	51,494	51,494	3.9%	Dec. 2009 to Apr. 2011
Senior secured notes	43,000	43,000	12.5%	Apr. 2014
Loans payable on real estate interests	20,000	20,000	4.8%	Apr. 2011
Junior subordinated notes, at fair value (2)	38,052	17,004	8.7%	Mar. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	458,009	436,236	7.2%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (3)(4)	1,399,250	1,399,250	0.7%	2036 to 2045
CDO notes payable, at fair value (2)(3)(5)	1,186,887	143,054	1.1%	2035 to 2038
Loans payable on real estate interests	64,446	64,446	5.6%	Aug. 2010 to Aug. 2016
Trust preferred obligations, at fair value (2)	70,621	70,621	1.9%	2036
Other indebtedness	55	55	5.4%	Nov. 2009

Total non-recourse indebtedness	2,721,259	1,677,426	1.0%

Total indebtedness	$3,179,268	$2,113,662	1.9%

(1)	Our convertible senior notes are redeemable, at the option of the holder, in April 2012.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825, “Financial Instruments” (formerly referenced as SFAS No. 159).
(3)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(4)	Collateralized by $1,775,929 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(5)	Collateralized by $1,443,661 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of September 30, 2009 was $821,791. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate interests that are guaranteed by RAIT or RAIT Partnership. As indicated in the table above, our consolidated financial statements include recourse indebtedness of $458.0 million as of September 30, 2009. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs and other securitization vehicles) and the loans payable on real estate interests which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the nine-month period ended September 30, 2009 is as follows:

Recourse Indebtedness

Convertible senior notes. On January 1, 2009, we adopted FSP APB 14-1, which has been classified under FASB ASC Topic 470, “Debt”. Upon adoption, we recorded a retrospective discount on our issued and outstanding convertible senior notes of $2.0 million. This discount reflects the fair value of the embedded conversion option within the convertible debt instruments and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in our convertible debt agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the convertible senior notes were issued. The discount will be amortized to interest expense through April 15, 2012, the date at which holders of our convertible senior notes could require repayment. Upon adoption, all prior periods were restated to reflect the retroactive adoption of FSP APB 14-1 and total discount amortization recorded through December 31, 2008 was $0.6 million.

During the nine-months period ended September 30, 2009, we reduced convertible senior notes outstanding to $280.4 million from $384.2 million at December 31, 2008 through repurchases of convertible senior notes. See “Senior Secured Notes” and “Debt Repurchases” below.

Secured credit facilities. As of September 30, 2009, we have borrowed an aggregate amount of $51.5 million under three secured credit facilities, each with a different bank. All of our secured credit facilities are secured by designated commercial mortgages and mezzanine loans. As of September 30, 2009, the first secured credit facility had an unpaid principal balance of $21.3 million which is payable in December 2009 under the current terms of this facility. We have proposed to the lender under this facility that this payment date be extended to October 2011 and the lender has preliminarily approved our proposal. As of September 30, 2009, the second secured credit facility had an unpaid principal balance of $22.2 million. This facility terminates in April 2010 and the unpaid principal balance at that time is payable in April 2011. As of September 30, 2009, the third secured credit facility had an unpaid principal balance of $8.0 million. We are amortizing this balance with monthly principal repayments of $0.5 million which will result in the full repayment of this credit facility by February 2011.

Senior secured notes. On July 31, 2009, we entered into a $43.0 million senior secured note that bears interest at a rate of 12.5% and matures on April 20, 2014. See “Convertible Senior Notes” section above for further disclosure.

On July 31, 2009, pursuant to a securities purchase agreement, we purchased from Mr. Marx $98.3 million aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, or the convertible senior notes, for a purchase price of $53.0 million. The purchase price consisted of (a) $43.0 million12.5% Senior Secured Note due 2014 issued by us, or the senior secured note, and (b) $10.0 million in cash. We also paid to Mr. Marx $1.9 million of accrued and unpaid interest on the convertible notes through July 31, 2009. We have arranged for the cancellation of these convertible notes.

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

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their OC and IC trigger tests as of September 30, 2009.

CDO notes payable, at fair value. Several of our Taberna consolidated CDOs are failing overcollateralization, or OC, trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the nine-month period ended September 30, 2009, $32.7 million of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Debt Repurchases

During the three-month period ended September 30, 2009, we repurchased, from the market, a total of $103.8 million in aggregate principal amount of our convertible senior notes and CDO notes payable issued by RAIT CRE CDO I, Ltd. The aggregate purchase price was $55.3 million, including $1.9 million of accrued interest, and we recorded gains on extinguishment of debt of $47.9 million. During the nine-month period ended September 30, 2009, we repurchased, from the market, a total of $156.3 million in aggregate principal amount of our convertible senior notes and CDO notes payable issued by RAIT CRE CDO I, Ltd and RAIT Preferred Funding II, Ltd. The aggregate purchase price was $60.5 million, including $2.2 million of accrued interest, and we recorded gains on extinguishment of debt of $95.4 million.

On July 31, 2009, we purchased from Mr. Moses Marx $98.3 million aggregate principal amount of our convertible senior notes for a purchase price of $53.0 million. The purchase price consisted of (a) the senior secured note described above, see “Senior secured note,” and (b) $10.0 million in cash. We also paid to Mr. Marx $1.9 million of accrued and unpaid interest on the convertible senior notes through July 31, 2009. We have arranged for the cancellation of these convertible senior notes.

Exchange Offer

On November 4, 2009, we filed a registration statement on Form S-4 and a Schedule TO with the SEC in anticipation of our intention to undertake an offer to exchange up to 12,921,620 of our common shares, in the aggregate, and cash for a portion of our outstanding convertible senior notes. This exchange offer has not commenced. There is no assurance the SEC will declare the registration statement for the exchange offer effective or that the proposed exchange offer will be completed. At the time the exchange offer begins, if at all, details of the exchange offer will be provided in a prospectus for the exchange offer and related documents filed with the SEC as exhibits to the related Schedule TO for the exchange offer. If the exchange offer is consummated, it may have material effects on our financial condition and results, including increasing the number of common shares outstanding, decreasing the amount of convertible senior notes outstanding and reducing our cash position.

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

On July 28, 2009, our board of trustees declared a third quarter 2009 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on September 30, 2009 to holders of record on September 1, 2009 and totaled $3.4 million.

On October 27, 2009, our board of trustees declared a fourth quarter 2009 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on December 31, 2009 to holders of record on December 1, 2009.

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

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2008 contains a discussion of our critical accounting policies. On January 1, 2009, we adopted several new accounting pronouncements and revised our accounting policies as described below. See Note 2 in our unaudited consolidated financial statements as of September 30, 2009, as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

Recent Accounting Pronouncements. On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 141R which replaces SFAS No. 141, “Business Combinations”, or SFAS No. 141R, and has been classified under FASB ASC Topic 805, “Business Combinations”. Among other things, SFAS No. 141R broadened the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The adoption of SFAS No. 141R did not have any effect on our historical financial statements. See Note 6 for the application of this standard to transactions that occurred during the nine-month period ended September 30, 2009.

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, or SFAS No. 160, which has been classified under FASB ASC Topic 810, “Consolidation”. SFAS No. 160 established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Upon adoption, we reclassified amounts in our historical balance sheet financial statement caption “minority interests” to the new caption promulgated by SFAS No. 160, “noncontrolling interests”. The new caption is presented within equity on the consolidated balance sheet. Furthermore, the allocation of any net income to noncontrolling interests is also presented in our consolidated statements of operations, however it is presented below net income. Upon adoption, all prior periods presented were reclassified to be comparable to the current period presentation.

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133”, or SFAS No. 161, which has been classified under FASB ASC Topic 815 “Derivatives and Hedging”. SFAS No. 161 required enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material effect on our financial statements. See Note 8 for disclosures required by SFAS No. 161.

On January 1, 2009, we adopted FASB Staff Position, or FSP, Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP APB 14-1, which has been classified under FASB ASC Topic 470, “Debt”. FSP APB 14-1 clarified the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The equity component is presented in shareholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. Upon adoption, we recorded a discount on our issued and outstanding convertible senior notes of $2.0 million. This discount reflects the fair value of the embedded conversion option within the convertible debt instruments and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in our convertible debt agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the convertible senior notes were issued. The discount will be amortized to interest expense through April 15, 2012, the date at which holders of our convertible senior notes could require repayment. Upon adoption, all prior periods were restated to reflect the retrospective application of FSP APB 14-1 to all prior periods. The cumulative amortization of the discount recorded was $0.6 million through December 31, 2008. The amortization recorded during the three-month periods ended September 30, 2009 and 2008 was $0.1 million and $0.1 million, respectively. The amortization recorded during the nine-month periods ended September 30, 2009 and 2008 was $0.3 million and $0.3 million, respectively.

On January 1, 2009, we adopted FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, or FSP No. 140-3, which has been classified under FASB ASC Topic 860, “Transfers and Servicing”. FSP No. 140-3 provided guidance on accounting for a transfer of a financial asset and a repurchase financing. FSP No. 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. The adoption of FSP No. 140-3 did not have a material effect on our consolidated financial statements.

On January 1, 2009, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions are Participating Securities”, or FSP EITF 03-6-1, which has been classified under FASB ASC Topic 260, “Earnings Per Share”. FSP EITF 03-6-1 clarified whether instruments granted in share-based payment transactions should be included in the computation of earnings per share using the two-class method prior to vesting. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Upon adoption, we classified unvested restricted shares issued under our 2008 Equity Compensation plan as participating securities. These unvested restricted shares participate equally in dividends and earnings with all of our outstanding common shares. We retrospectively applied the requirements of this standard to all prior periods by including 225,440 unvested restricted shares in the computation of our basic earnings per share for the three-month and nine-month periods ended September 30, 2008. Prior to this standard, unvested restricted shares were only included in our diluted earnings per share computation under the treasury stock method. The adoption of FSP EITF 03-6-1 resulted in an increase of $0.01 total loss per share—basic and diluted for the three-month period ended September 30, 2008 and a decrease of $0.01 total earnings per share—basic and diluted for the nine-month period ended September 30, 2008.

Our adoption of SFAS No. 160, FSP APB 14-1 and FSP EITF 03-6-1 required the retrospective application of the requirements to all prior periods presented. As a result, columns related to all prior periods are now labeled “As revised”.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP FAS No. 115-2 and FAS 124-2, which has been classified under FASB ASC Topic 320, “Investments—Debt and Equity Securities”. This FSP amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS No. 115-2 and FAS 124-2 did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS No. 107-1 and APB 28-1, which has been classified under FASB ASC Topic 825, “Financial Instruments”. This FSP amended Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amended APB Opinion No. 28, “Interim

Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if a company also elects to early adopt FSP FAS 115-2 and FAS 124-2. The adoption of FSP FAS No. 107-1 and APB 28-1 did not have a material effect on our consolidated financial statements. See Note 9 for disclosures required by FSP FAS No. 107-1 and APB 28-1.

In April 2009, the FASB issued FSP FAS No. 157- 4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly”, or FSP FAS No. 157-4, which has been classified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. FSP FAS No. 157-4 amended SFAS No. 157 to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 157-4 did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events”, or SFAS No. 165, which has been classified under FASB ASC Topic 855, “Subsequent Events”. SFAS No. 165 codifies the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. SFAS No. 165 does not change the definition of a subsequent event (i.e. an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. SFAS No. 165 was effective for us for the three-month period ended September 30, 2009. For the three-month period ended September 30, 2009, we evaluated subsequent events through November 6, 2009 and provided the appropriate disclosures on subsequent events identified. The adoption of SFAS No. 165 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”, or SFAS No. 166, which has been classified under FASB ASC Topic 860, “Transfers and Servicing”, and Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”, or SFAS No. 167, which has been classified under FASB ASC Topic 810, “Consolidation”. SFAS No. 166 will eliminate the concept of a QSPE, change the requirements for derecognizing financial assets, and require additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets. SFAS No. 167 will change the determination of when a VIE should be consolidated. Under SFAS No. 167, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. Both SFAS No. 166 and 167 are effective for fiscal years beginning after November 15, 2009. Management is currently evaluating the impact that SFAS No. 166 and 167 may have on our consolidated financial statements.

Contractual Commitments

The table below summarizes our contractual obligations as of September 30, 2009:

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Recourse indebtedness:
Secured credit facilities	$51,494	$49,494	$2,000	$—	$—
Loans payable on real estate interests	20,000	—	20,000	—	—
Senior secured notes	43,000	—	—	43,000	—
Convertible senior notes (1)	280,363	—	—	—	280,363
Junior subordinated notes	63,152	—	—	—	63,152

Total recourse indebtedness	458,009	49,494	22,000	43,000	343,515
Non-recourse indebtedness:
Loans payable on real estate interests	64,446	10,056	—	—	54,390
Other indebtedness	55	55	—	—	—
CDO notes payable	2,586,137	—	—	—	2,586,137
Trust preferred obligations	70,621	—	—	—	70,621

Total non-recourse indebtedness	2,721,259	10,111	—	—	2,711,148

Total indebtedness	3,179,268	59,605	22,000	43,000	3,054,663
Interest payable (2)(3)	1,617,855	151,651	283,174	227,816	955,214
Operating lease obligations	8,331	2,086	2,617	2,201	1,427
Funding commitments to borrowers (4)	59,527	26,514	24,513	8,500	—

Total	$4,864,981	$239,856	$332,304	$281,517	$4,011,304

(1)	Our convertible senior notes are redeemable, at the option of the holder, in April 2012.
(2)	All variable-rate indebtedness assumes a 30-day LIBOR rate of 0.26% (the 30-day LIBOR rate at September 30, 2009).
(3)	Interest payable is comprised of interest expense related to our indebtedness and the interest cost of the hedges associated with indebtedness. Interest payments related to recourse indebtedness are due by period as follows: $33.0 million less than one year, $61.1 million one to three years, $57.5 million three to five years and $320.6 million more than five years. Interest payments related to non-recourse indebtedness are due by period as follows: $118.7 million less than one year, $222.1 million one to three years, $170.3 million three to five years and $634.6 million more than five years.
(4)	Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of September 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk results primarily from changes in the credit risks of our portfolio and changes in interest rates. We are exposed to credit risk and interest rate risk related to our investments in commercial and mezzanine loans, debt instruments and TruPS.

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

Concentrations of Credit Risk

In our normal course of business, we engage in lending activities with borrowers primarily throughout the United States and Europe. As of September 30, 2009, no single borrower or collateral issuer represented greater than 10% of our entire portfolio. The largest concentration by property type in our commercial and mezzanine portfolio was multi-family property, which made up 49.1% of our commercial and mezzanine loan portfolio. The largest concentration by borrower type in our TruPS and subordinated debt portfolio was to issuers in the commercial mortgage industry, which made up approximately 29.2% of our TruPS and subordinated debt portfolio. For further information on each of our portfolios, please refer to the portfolio summaries in Item 2—”Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Credit Summary

The table below summarizes the carrying value of our investments, non-accrual status investments and our allowance for losses at September 30, 2009 (dollars in thousands):

	Carrying Amount (1)	Number of Non-Accrual Status Investments	Carrying Amount of Non-Accrual Status Investments	Percentage of Asset Class(es)	Allowance for Losses
Commercial mortgages, mezzanine loans, other loans, preferred equity interests and investments in real estate interests	$1,577,371	35	$246,029	15.6%	$85,620	(2)
Investments in securities and security-related receivables (3)	684,836	15	17,691	2.6%	N/A	(4)

Total	$2,262,207	50	$263,720	11.7%	$85,620

(1)	Reflects the carrying amount of the respective assets classes, as they appear in our consolidated financial statements as of September 30, 2009.
(2)	Pertains to 35 loans with a $245.0 million aggregate unpaid principal balance.
(3)	Investments in securities and security-related receivables are recorded at fair value in our consolidated balance sheet in accordance with GAAP. The unpaid principal value of these investments as of September 30, 2009 is $1.4 billion. The unpaid principal balance of the non-accrual investments in this category is $117.6 million, or 8.5% of the total unpaid principal balance.
(4)	An allowance for losses is not applicable for investments in securities and security-related receivables, including our investments in U.S. TruPS and other securities, as these items are carried at fair value in our consolidated financial statements. The estimated fair value adjustment for our U.S. TruPS portfolio is recorded as a component of GAAP net income. While we believe the estimated fair values of these asset classes are affected by any related credit quality issues, under GAAP, no separate allowance for losses is established.

Interest Rate Risk Management

Interest rates may be affected by economic, geo-political, monetary and fiscal policy, market supply and demand and other factors generally outside our control, and such factors may be highly volatile. Our interest rate risk sensitive assets and liabilities and financial derivatives will be typically held for long-term investment and not held for sale purposes. Historically, we have used securitizations, primarily CDOs, to finance our investments to limit interest rate risk by matching the terms of our investment assets with the terms of our liabilities and, to the extent necessary, through the use of hedging instruments. We intend to reduce interest rate and funding risk, allowing us to focus on managing credit risk through our underwriting process and continual credit analysis.

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

As of September 30, 2009, we use various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable. These cash flow hedges have an aggregate notional value of $1.9 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable into fixed-rate payments for five- and ten-year periods. As of September 30, 2009, the interest rate swaps had an aggregate liability fair value of $221.9 million. Changes in the fair value of the ineffective portions of interest rate swaps and interest rate swaps that were not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging” (formerly referenced as SFAS No. 133) are recorded in earnings.

The following table summarizes the net investment income for a nine month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

	Assets (Liabilities) Subject to Interest Rate Sensitivity (Par Amount)	100 Basis Point Increase	100 Basis Point Decrease
Investment income from variable-rate investments	$1,064,127	$11,019	$(11,290)
Investment expense from variable-rate indebtedness	(511,339)	(5,113)	5,113

Net investment income from variable-rate instruments	$552,788	$5,906	$(6,117)

Fair value of fixed-rate investments	$1,831,291	$(56,060)	$57,514
Fair value of fixed-rate indebtedness	(2,686,683)	92,453	(99,012)

Net fair value of fixed-rate instruments	$(855,392)	$36,393	$(41,498)

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 15, 2009, the defendants entered into a Stipulation and Agreement of Settlement (the “Stipulation”) with the lead plaintiff for the settlement of the action. The Stipulation provides that the claims of the plaintiff class will be settled for a cash payment of $32 million. The settlement payment is within the limits of RAIT’s directors and officers liability insurance, and the settlement has been funded by RAIT's insurers. Also on July 15, 2009, lead plaintiff filed its Motion for Preliminary Approval of Settlement, Certification of Class for Settlement Purposes and Approval of Notice to the Class. The court entered an order granting preliminary approval of the settlement on September 8, 2009. The settlement remains subject to final court approval, and a fairness hearing is scheduled for December 10, 2009. In addition, RAIT has the option to terminate the settlement in the event that the number of class members who opt out of the settlement class exceeds a certain threshold. In connection with the settlement, the defendants have at all times denied, continue to deny and admit no wrongdoing of any kind.

Shareholders’ Derivative Actions

On August 17, 2007, a putative shareholders’ derivative action, styled Sarver v. Cohen (Civil Action No. 2:07-cv-03420), was filed in the United States District Court for the Eastern District of Pennsylvania naming RAIT, as nominal defendant, and certain of our executive officers and trustees as defendants. The complaint in this action alleged that certain of our executive officers and trustees breached their duties to RAIT in connection with the matters that are the subject of the securities litigation described above. The board of trustees established a special litigation committee to investigate the allegations made in the derivative action complaint and in shareholder demands asserting similar allegations, and to determine what action, if any, RAIT should take concerning them. On October 25, 2007, pursuant to a stipulation of the parties, the court ordered the derivative action stayed pending the completion of the special committee’s investigation, subject to quarterly status reports by the special litigation committee beginning March 31, 2008. On August 22, 2008, the special litigation committee advised the court that it had completed its investigation, had found no merit to the allegations of wrongdoing asserted against RAIT’s officers and trustees and concluded that prosecution of the claims asserted in the shareholders’ derivative action would not serve RAIT’s best interests. The special litigation committee accordingly moved on behalf of RAIT to dismiss that action.

On February 10, 2009, a putative shareholders’ derivative action, styled Plank v. Cohen (No. 1288 February Term 2009), was filed in the Pennsylvania Court of Common Pleas of Philadelphia County naming RAIT, as nominal defendant, and certain of our executive officers and trustees as defendants. The complaint in this action alleged that certain of our executive officers and trustees breached their duties to RAIT in connection with the matters that are the subject of the securities litigation described above.

On April 14, 2009, RAIT entered into a Stipulation and Agreement of Settlement that provided for the settlement and dismissal of the two putative shareholder derivative actions described above. The settlement did not include the claims asserted in the putative consolidated shareholder class action securities lawsuit described above, or other direct claims of purchasers of RAIT securities. In accordance with the preliminary approval order entered by the federal court on April 21,

2009, notice of the settlement was distributed to RAIT shareholders, and the federal court held a fairness hearing on July 13, 2009. No objections to the settlement were filed or presented at the fairness hearing. On July 14, 2009, the federal court entered an order and final judgment finally approving the settlement and dismissing the federal court action with prejudice. On July 22, 2009, the state court entered an order dismissing the state court action with prejudice in light of the settlement.

The settlement provided that RAIT would adopt and implement by October 14, 2009, and maintain until October 14, 2014, certain corporate governance practices relating to board structure, trustee compensation, majority voting in the election of trustees, nomination procedures for trustees and the provision of a designated compliance officer under RAIT’s code of business conduct and ethics. RAIT believes that at the time of the settlement it already complied with most of these corporate governance practices. The settlement further provided that RAIT would pay plaintiffs’ counsel $0.4 million for attorneys’ fees and costs. RAIT and the other defendants made no admission of wrongdoing under the settlement and expressly denied each and every claim and allegation made against them in the derivative actions.

Riverside National Bank of Florida Litigation

RAIT subsidiary Taberna Capital Management, LLC (“Taberna”) is named as one of eighteen defendants in a lawsuit filed by Riverside National Bank of Florida (“Riverside”) on August 6, 2009 in the Supreme Court of the State of New York, County of Kings. The action, titled Riverside National Bank of Florida v. Taberna Capital Management, LLC, Trapeza Capital Management, LLC, Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management LLC, FTN Financial Capital Markets, Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Bank of America Corporation, as successor in interest to Merrill Lynch & Co., JP Morgan Chase, Inc, JP Morgan Securities, Citigroup Global Markets, Credit Suisse (USA) LLC, ABN AMRO, Cohen & Company, Morgan Keegan & Co., Inc., SunTrust Robinson Humphrey, Inc., The McGraw-Hill Companies, Inc., Moody’s Investors Services, Inc. and Fitch Ratings, Ltd., asserts claims for common law fraud, aiding and abetting common law fraud, negligent misrepresentation, breach of fiduciary duty, and breach of contract in connection with Riverside’s purchase of certain CDO securities, including securities from the Taberna Preferred Funding II, IV, and V CDOs. Riverside alleges that offering materials issued in connection with the CDOs it purchased did not adequately disclose the process by which the rating agencies rated each of the securities. Riverside also alleges, among other things, that the offering materials should have disclosed an alleged conflict of interest between the rating agencies and the sellers of each CDO as well as the role that the rating agencies played in structuring each CDO. Riverside seeks damages in excess of $140.0 million, rescission of its purchases of the securities at issue, an accounting of certain amounts received by the defendants together with the imposition of a constructive trust, and punitive damages of an unspecified amount. On September 28, 2009, after the defendants filed a demand to change venue, Riverside filed a stipulation consenting to changing the venue of trial from Kings County to New York County. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

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

RAIT FINANCIAL TRUST (Registrant)

Date: November 9, 2009	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chief Executive Officer and President
(On behalf of the registrant and as its Principal Executive Officer)

Date: November 9, 2009	By:	/s/ Jack E. Salmon
Jack E. Salmon, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer)

Date: November 9, 2009	By:	/s/ James J. Sebra
James J. Sebra, Senior Vice President-Finance and Chief Accounting Officer
(On behalf of the registrant and as its Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (6)

3.1.6	Certificate of Correction to the Series A Articles Supplementary. (6)

3.1.7	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

3.1.8	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.2	By-laws. (9)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (5)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust, as issuer, or RAIT, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (11)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (11)

10.1	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Scott F. Schaeffer. (12)

10.2	Letter of Separation dated as of February 22, 2009 between RAIT and Daniel G. Cohen. (12)

10.3	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Raphael Licht. (12)

10.4	Form of Letter Agreement between RAIT Financial Trust and each of its Non-Management Trustees. (13)

10.5	Securities Purchase Agreement dated June 25, 2009 among Taberna Realty Finance Trust and Taberna Equity Funding, Ltd., as sellers, Dynamic Credit Partners, LLC, as purchaser, and its affiliate Dynamic Credit Management, LLC. (14)

10.6	Purchase and Sale Agreement dated as of July 15, 2009 between RAIT’s subsidiary, Taberna Loan Holdings I, LLC, as seller, and AG Park Lane I Corp., as buyer. (15)

10.7	Securities Purchase Agreement dated as of July 31, 2009 between RAIT Financial Trust and Mr. Moses Marx. (16)

10.8	Senior Secured Note dated July 31, 2009 issued by RAIT Financial Trust, as payor, to Mr. Moses Marx, as payee. (16)

15.1	Awareness Letter from Independent Accountants.

31.1	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 23, 2009 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 12, 2009 (File No. 1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 29, 2009 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 21, 2009 (File No. 1-14760).
(16)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 3, 2009 (File No. 1-14760).