Form 10-K
period 2009-12-31
RAIT Financial Trust
filed 2010-03-01
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2009 of $1.37, was approximately $84,000,000.

As of February 26, 2010, 74,423,075 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

The risk factors discussed and identified in item 1A of this report and in other of our public filings with the SEC, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Business

Our Company

RAIT Financial Trust uses its vertically integrated platform to invest in, manage and service real estate-related assets with a focus on commercial real estate. We offer a comprehensive set of debt financing options to the commercial real estate industry along with fixed income trading and advisory services. We also own and manage a portfolio of commercial real estate properties and manage real estate-related assets for third parties. We are a self-managed and self-advised Maryland real estate investment trust, or REIT, formed in August 1997, that commenced operations in January 1998.

Our investments consist primarily of the following asset classes:

•	commercial mortgages, mezzanine loans, other loans and preferred equity interests;

•	investments in real estate or in entities that own commercial real estate; and

•

investments in debt securities issued by real estate companies, including trust preferred securities, or TruPS, and subordinated debentures, mortgage-backed securities, including commercial mortgage-backed securities, or CMBS, unsecured REIT notes and other real estate-related debt.

Our revenue is generated primarily from:

•	interest income from our investments, net of any financing costs, or net interest margin;

•	rental income from our direct investments in real estate assets; and

•	fee income generated from:

•	originating, servicing and managing assets,

•	fixed income trading services,

•	advisory services, and

•	other brokerage-related services.

2009 was part of an ongoing transition period for RAIT as we continue to adapt our business to current economic conditions. We engaged in a series of transactions intended to focus RAIT on opportunities in financing and owning commercial real estate by removing non-core assets from our balance sheet. These transactions included selling our equity in securitizations holding our residential mortgage portfolio and a substantial amount of our investments in debt securities issued by real estate companies. For further discussion of these transactions, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Strategy

Our objective is to provide our shareholders with total returns over time while managing the risks associated with our investment strategy. The core components of our business strategy are described in more detail below.

Provide commercial real estate financing. We provide a comprehensive set of debt financing options to the commercial real estate industry, including commercial mortgages, mezzanine loans, other loans and preferred equity interests. We have primarily financed this portfolio through securitizations, in which we have a retained interests, or through lines of credit.

Own commercial real estate. Our ownership of commercial real estate has grown recently as we have restructured loans in response to credit events to take control of properties where we believe we can continue to generate or enhance our risk-adjusted returns. To support our increased ownership of properties and to further vertically integrate our platform, we expanded our property management capabilities by purchasing a majority interest in Jupiter Communities, LLC, or Jupiter Communities, in May 2009. Jupiter Communities is an established property management firm specializing in managing multifamily commercial real estate properties. We have financed this portfolio through secured mortgages held by either third party lenders or our commercial real estate securitizations. See “Financing Strategy” below.

Manage our portfolio of debt securities issued by real estate companies. Included in our assets are debt securities issued by real estate companies. As noted above, we have been reducing the amount of these investments reflected on our balance sheet to focus on commercial real estate loans and properties. We have financed this portfolio through securitizations in which we have retained interests in the subordinated notes and equity. Our retained interests in these securitizations no longer generate cash flow for us; however, we continue to act as collateral manager and receive collateral management fees. See “Generate Fee Income” and “Financing Strategy” below.

Generate fee income. We manage a portfolio of real estate related assets. As of December 31, 2009, we had $10.1 billion of assets under management. Assets under management are comprised of our consolidated assets and assets we manage but do not consolidate. At December 31, 2009, we served as the collateral manager on thirteen securitizations that are collateralized by U.S. commercial real estate investments, TruPS and European real estate investments. As collateral manager, we seek to maintain and enhance the performance of the investments collateralizing, and the cash flows of, these securitizations. We also service our U.S. commercial real estate investments. We have been added to Standard & Poor’s select servicer list as a commercial mortgage primary servicer. We generate fee income from our asset management efforts, primarily from serving as collateral manager. During the years ended December 31, 2009, 2008 and 2007, we received asset management fee income of $16.1 million, $23.2 million and $26.1 million, respectively, of which we eliminated $7.0 million, $12.2 million and $19.1 million, respectively, upon consolidation of securitizations in our consolidated financial statements.

In 2009, we expanded our fixed income trading services primarily in riskless principal transactions and we initiated an advisory services platform to investors in commercial real estate assets.

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

We financed a majority of our commercial real estate loan portfolio through two non-recourse loan securitizations which aggregate $1.85 billion of loan capacity. These financing structures have built-in revolver features that permit us to replace maturing loan collateral with new loans up through the fifth year anniversary of each financing in 2011 and 2012. We retained all of the most junior debt tranche (BB rated) and all of the preferred equity issued by these securitizations.

We finance our acquisitions of real estate through a combination of secured mortgage financing provided by third party financial institutions and existing financing provided by our two CRE loan securitizations. During 2009, we acquired $416.7 million of direct real estate investments upon conversion of $515.5 million of commercial real estate loans, retaining the existing financing provided by our two CRE loan securitizations.

We financed most of our debt securities portfolio in a series of non-recourse collateralized debt obligations, or CDOs, which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of December 31, 2009, we retained a controlling interest in two securitizations—Taberna Preferred Funding VIII, Ltd., or Taberna VIII and Taberna Preferred Funding IX, Ltd., or Taberna IX, which are consolidated entities. All of the debt securities collateral assets and the related non-recourse CDO financing obligations are presented at fair value in our reported results. During 2009, due to the non-recourse nature of these entities and the recent credit performance of the underlying collateral, we received only our senior collateral management fees from these two CDOs.

See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Securitization Summary” for further discussion of our securitizations.

Our Investment Portfolio

Our consolidated investment portfolio is currently comprised of the following asset classes:

Commercial mortgages, mezzanine loans, other loans and preferred equity interests. We have originated senior long-term mortgage loans, short-term bridge loans, subordinated, or “mezzanine,” financing and preferred equity interests. Our financing is usually “non-recourse.” Non-recourse financing means we look primarily to the assets securing the payment of the loan, subject to certain standard exceptions. We may also engage in recourse financing by requiring personal guarantees from controlling persons of our borrowers. We also acquire existing commercial real estate loans held by banks, other institutional lenders or third-party investors. Where possible, we seek to maintain direct lending relationships with borrowers, as opposed to investing in loans controlled by third party lenders.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2009 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial mortgages	$825,044	6.9%	Mar. 2010 to Mar. 2016	55
Mezzanine loans	421,805	9.8%	Mar. 2010 to Aug. 2021	129
Other loans	123,889	5.2%	Apr. 2010 to Oct. 2016	9
Preferred equity interests	98,584	10.9%	Mar. 2010 to Sep. 2021	25

Total	$1,469,322	7.9%		218

Due to current economic conditions referred to above, we currently have limited capacity to originate new investments. However, we expect to focus on this asset class when economic conditions improve.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of December 31, 2009:

(a)	Based on book value.

Investments in real estate. We generate a return on our real estate investments through rental income and other sources of income from the operations of the real estate underlying our investment. We also participate in any increase in the value of the real estate in addition to current income. We finance our acquisitions of real estate through a combination of secured mortgage financing provided by financial institutions and existing financing provided by our two CRE loan securitizations. During 2009, we acquired $416.7 million of real estate investments upon conversion of $515.5 million of commercial real estate loans, usually subject to retaining the existing financing provided by our two CRE loan securitizations.

The table below describes certain characteristics of our investments in real estate as of December 31, 2009 (dollars in thousands):

	Book Value	% of Total Portfolio	Units / Square Feet / Acres	Number of Properties
Multi-family real estate properties	$497,578	67.4%	6,967	27
Office real estate properties	178,750	24.2%	1,324,368	6
Retail real estate properties	35,437	4.8%	1,095,452	3
Parcels of land	26,470	3.6%	7.3	3

Total	$738,235	100.0%		39

We expect this asset category to increase in size as we may find it desirable to protect or enhance our risk-adjusted returns by taking control of properties underlying our commercial real estate loans when restructuring or otherwise exercising our remedies regarding loans that become subject to increased credit risks.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of December 31, 2009:

(a)	Based on book value.

Investment in debt securities. We have provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of December 31, 2009, we retained a controlling interest in two securitizations—Taberna VIII and Taberna IX, which are consolidated entities. All of the collateral assets for the debt securities and the related non-recourse CDO financing obligations are presented at fair value in our reported results. During 2009, due to the non-recourse nature of these entities and the recent credit performance of the underlying collateral, we received only our senior collateral management fees from these two CDOs.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of December 31, 2009 (dollars in thousands):

				Issuer Statistics
Industry Sector	Estimated Fair Value	% of Total	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$165,625	30.5%	3.7%	79.1%	0.9x
Office	130,799	24.0%	7.8%	63.9%	1.9x
Residential Mortgage	71,635	13.2%	2.5%	99.2%	(1.4	)x
Specialty Finance	44,821	8.2%	5.3%	118.9%	1.0x
Homebuilders	43,198	7.9%	7.8%	4.1%	(0.2	)x
Retail	44,609	8.2%	4.3%	185.4%	2.2x
Hospitality	24,777	4.5%	5.8%	111.6%	(1.4	)x
Storage	19,291	3.5%	8.0%	62.4%	3.6x

Total	$544,755	100.0%	5.3%	76.2%	1.2x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of December 31, 2009:

(a)	Based on the most recent information available to management as provided by our TruPS issuers or through public filings.
(b)	Based on estimated fair value.

We have invested, and expect to continue to invest, in CMBS, unsecured REIT notes and other real estate-related debt securities.

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

The table and the chart below describe certain characteristics of our real estate-related debt securities as of December 31, 2009 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Book Value
Unsecured REIT note receivables	$65,393	6.6%	7.8	$68,049
CMBS receivables	58,894	6.0%	34.3	158,368
Other securities	25,465	3.2%	30.1	93,419

Total	$149,752	5.1%	27.9	$319,836

(a)	S&P Ratings as of December 31, 2009.

Certain REIT and Investment Company Act Limits On Our Strategies

REIT Limits

We conduct our operations so as to qualify as a REIT. Our subsidiary, Taberna Realty Finance Trust, or Taberna, is also a REIT and we cause Taberna to conduct its operations to qualify as a REIT. For a discussion of the tax implications of our and Taberna’s REIT status to us and our shareholders, see “Material U.S. Federal Income Tax Considerations” contained in Exhibit 99.1 to this Annual Report on Form 10-K. To qualify as a REIT, we and Taberna must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to shareholders and the ownership of common shares. In order to satisfy these tests, we and Taberna may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our or Taberna’s investment performance. These requirements include the following:

•

At least 75% of each of our and Taberna’s total assets and 75% of gross income must be derived from qualifying real estate assets, whether or not such assets would otherwise represent our or Taberna’s best investment alternative. For example, since neither TruPS nor investments in the debt or equity of CDOs are qualifying real estate assets, to the extent that we have historically invested in such assets, or may do so in the future, Taberna (and we, to the extent that we invest in such assets) must hold substantial investments in qualifying real estate assets, including mortgage loans and CMBS, which may have lower yields than such investments. Also, at least 95% of each of our and Taberna’s gross income in each taxable year, excluding gross income from prohibited transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of shares or securities, which need not have any relation to real property.

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

•

Overall, no more than 25% of the value of a REIT’s assets may consist of securities of one or more taxable REIT subsidiaries, or TRSs. Taberna Capital LLC, or Taberna Capital, RAIT Securities LLC, or RAIT Securities, Jupiter Communities, RAIT Securities (U.K.) Ltd., or RAIT Securities UK, RAIT Capital Ltd., Taberna

Funding LLC, or Taberna Funding, Taberna Equity Funding, Ltd., or Taberna Equity Funding, and Taberna’s non-U.S. corporate subsidiaries are TRSs. Taberna’s ability to invest in CDOs that are structured as TRSs and to grow or expand the fee-generating businesses of Taberna Capital and RAIT Securities, as well as the business of Taberna Funding, RAIT Securities UK, RAIT Capital Ltd. and future TRSs Taberna may form, will be limited by Taberna’s need to meet this 25% test, which may adversely affect distributions Taberna pays to us.

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

Employees

As of February 26, 2010, we had 329 employees and believe our relationships with our employees to be good. None of our employees is covered by a collective bargaining agreement.

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

Our ability to generate operating cash flow and access capital has been, and may continue to be, adversely affected by the global recessionary economic conditions and adverse developments in the capital markets.

Our business requires a substantial amount of liquidity to fund investments, to pay expenses and to acquire and hold assets. As REITs, we must distribute at least 90% of REIT taxable income to our respective shareholders, determined without regard to the deduction for dividends paid and excluding net capital gain, which substantially limits our ability to accumulate cash from our operations. Developments in the capital markets have substantially reduced the debt capital and equity capital available to us and adversely affected our ability to execute successfully our business plan.

With respect to debt capital, we believe many of the types of financing arrangements we used historically will not be available for investments of the type we have originated historically for the foreseeable future, including repurchase agreements for short term financing and securitizations for long term financing of our investments. Our continued use of secured bank financing will depend on our ability to negotiate renewals of our current lines of credit as they mature and to obtain new secured bank financing on acceptable terms. We have historically issued debt securities to one or more institutional investors from time to time as market conditions permitted, particularly our TruPS and our convertible senior notes. We expect that our opportunities to issue additional debt will be limited for the foreseeable future.

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

The failure to secure financing on acceptable terms or in sufficient amounts has reduced, and may continue to reduce, our taxable income by limiting our ability to originate loans and other investments and reducing our fee income and increasing our financing expense. A reduction in our net taxable income could impair our liquidity and our ability to pay distributions to our shareholders. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us.

The failure of most of our Taberna securitization financings to meet their performance tests, including over-collateralization requirements, has reduced, and may continue to reduce, our net income and cash flow generated by these securitizations, may trigger certain termination provisions in the related collateral management agreements under which we manage these securitizations and has caused an event of default under most of these securitizations and may cause an event of default under the remaining securitizations.

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

In addition, collateral management agreements typically provide that if certain over-collateralization tests are failed, the collateral management agreement may be terminated by a vote of the security holders resulting in our loss of management fees from these securitizations. If the assets held by securitizations fail to perform as anticipated, our earnings may be adversely affected, and over-collateralization or other credit enhancement expenses associated with our securitization financings will increase.

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

If any of our securitizations fail to meet overcollateralization tests relevant to the most senior debt issued and outstanding by the securitization, an event of default may occur under that securitization. If that occurs, our ability to manage the securitization may be terminated and our ability to attempt to cure any defaults in the securitization would be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in those securitizations for an indefinite time. Events of default have occurred under most of our securitizations and may occur under our remaining securitizations.

If our securitizations secured primarily by commercial real estate loans, RAIT CRE CDO I, Ltd., or RAIT I and RAIT Preferred Funding II, Ltd., or RAIT II, were to fail to meet their performance tests, including over-collateralization requirements, our net income and cash flow would be materially reduced.

We currently receive a substantial portion of our net income and cash flow from RAIT I and RAIT II through our consolidation of the commercial real estate loans collateralizing these securitizations, and through cash flow received through our retained interests in these securitizations and senior and subordinated management fees paid to us for managing these securitizations. If either or both of these securitizations were to fail to meet their respective overcollateralization or other tests, our net income and cash flow would be materially reduced.

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

When we securitize assets such as commercial mortgage loans, mezzanine loans and TruPS, the various tranches of investment grade and non-investment grade debt obligations and equity securities have differing priorities and rights to the cash flows of the underlying assets being securitized. We structured our securitization transactions to enable us to place debt and equity securities with investors in the capital markets at various pricing levels based on the credit position created for each tranche of debt and equity securities. The higher rated debt tranches have priority over the lower rated debt securities and the equity securities issued by the particular securitization entity with respect to payments of interest and principal using the cash flows from the collateral assets. The relative cost of capital increases as each tranche of capital becomes further subordinated, as does the associated risk of loss if cash flows from the assets are insufficient to repay fully interest and principal or pay dividends.

Since we own in many cases the “BBB,” “BB,” “B” and unrated debt and equity classes of securitizations, we are in a “first loss” position because the rights of the securities that we hold are subordinate in right of payment and in liquidation to the rights of higher rated debt securities issued by the securitization entities. Accordingly, we have incurred and may in the future incur significant losses when investing in these securities. In the event of default, we may not be able to recover all of our respective investments in these securities. In addition, we may experience significant losses if the underlying portfolio has been overvalued or if the values subsequently decline and, as a result, less collateral is available to satisfy interest, principal and dividend payments due on the related securities. The prices of lower credit quality securities are generally less sensitive to interest rate changes than higher rated investments, but are more sensitive to economic downturns or developments specific to a particular issuer. An economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors on the underlying assets to make principal, interest and dividend payments may be impaired. In such an event, existing credit support in the securitization structure may be insufficient to protect us against loss of our investments in these securities. A number of the securitizations in which we have invested have suffered events of default or other events resulting in the termination for the foreseeable future of any distributions on the subordinated securities we hold.

Adverse market trends relating to the loans and real estate securities collateralizing our securitizations have reduced, and are expected to continue to reduce, the value of our retained interests in these securitizations.

The securitizations we sponsored where we retained debt or equity issued by the securitization entity have been backed by mortgage loans, mezzanine loans, TruPS, other senior and subordinated real estate company securities, other preferred securities, CMBS or other real estate-related securities. Adverse market trends since then have reduced, and we expect them to continue to reduce, the value of these types of assets and the value of our interests in securitizations.

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

Our financing arrangements contain restrictions, covenants and events of default. Failure to meet or satisfy any of these covenants could result in an event of default under these agreements. Any event of default may materially adversely affect us. These agreements may contain cross- default provisions so that an event of default under any agreement will trigger an event of default under other agreements, giving our lenders the right to declare all amounts outstanding under their particular credit agreement to be immediately due and payable, and enforce their rights by foreclosing on or otherwise liquidating collateral pledged under these agreements.

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

We are subject to the risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our existing indebtedness when it becomes due, or that the terms of such refinancing will not be as favorable as the terms of our existing indebtedness. Included in our debt instruments are provisions providing for the lump sum payment of significant amounts of principal, whether upon maturity, upon the exercise of any applicable put rights or otherwise, which we refer to as balloon payments. Most of our debt provides for balloon payments that are payable at maturity. If collateral underlying our secured credit facilities defaults or otherwise fails to meet specified conditions, we may have to repay that facility to the extent it was secured by that collateral. Holders of our senior convertible notes may require us to repurchase all or a portion of the senior convertible notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any, on the senior notes on April 15, 2012 and successive put dates. Our ability to make these payments will depend upon our ability to refinance the related debt, and/or sell assets or any related collateral. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available interest rate levels, the lease terms for and equity in any related collateral, our financial condition and the operating history of the collateral. If we are unable to pay, refinance or extend any of our debt, this could have a material adverse effect on our financial condition.

Quarterly results may fluctuate and may not be indicative of future quarterly performance.

Our quarterly operating results could fluctuate; therefore, you should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in our investment origination volume, variations in the timing of repayments of debt financing, variations in the amount of time between our receipt of the proceeds of a securities offering and our investment of those proceeds in loans or real estate, market conditions that result in increased cost of funds, the degree to which we encounter competition in our markets, general economic conditions and other factors referred to elsewhere in this section.

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

We make and hold investments in securities issued by private companies and other illiquid investments. A portion of these investments may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises and may impair the value of these investments. Any sales of investments we make may result in our recognizing a loss on the sale.

We operate in a highly competitive market which may harm our business, financial condition, liquidity and results of operations.

Historically, we have been subject to significant competition in all of our business lines. We compete with many third parties engaged in finance and real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms and broker-dealers, property managers, investment advisors, lenders, governmental bodies and other entities. Some of these competitors have, or in the future may have, substantially greater financial resources than we do and generally may be able to accept more risk. As such, they have the ability to make larger loans and to reduce the risk of loss from any one loan by having a more diversified loan portfolio. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies. An increase in the general availability of funds to lenders, or a decrease in the amount of borrowing activity, may increase competition for making loans and may reduce obtainable yields or increase the credit risk inherent in the available loans.

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

The real estate finance business is very labor-intensive. We depend on our management team to manage our investments and attract customers for financing by, among other things, developing relationships with issuers, financial institutions and others. The market for skilled personnel is highly competitive and has historically experienced a high rate of turnover. Due to the nature of our business, we compete for qualified personnel not only with companies in our business, but also in other sectors of the financial services industry. Competition for qualified personnel may lead to increased hiring and retention costs. We cannot guarantee that we will be able to attract or retain qualified personnel at reasonable costs or at all. If we are unable to attract or retain a sufficient number of skilled personnel at manageable costs, it could impair our ability to manage our investments and execute our investment strategies successfully, thereby reducing our earnings.

Our subsidiary Taberna Capital Management, LLC, or TCM, is named as a defendant in a lawsuit and the adverse resolution of this matter could have a material adverse effect on our financial condition and results of operations.

RAIT subsidiary TCM is named as one of eighteen defendants in a lawsuit filed by Riverside National Bank of Florida titled Riverside National Bank of Florida v. Taberna Capital Management, LLC, Trapeza Capital

Management, LLC, Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management LLC, FTN Financial Capital Markets, Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Bank of America Corporation, as successor in interest to Merrill Lynch & Co., JP Morgan Chase, Inc, JP Morgan Securities, Citigroup Global Markets, Credit Suisse (USA) LLC, ABN AMRO, Cohen & Company, Morgan Keegan & Co., Inc., SunTrust Robinson Humphrey, Inc., The McGraw-Hill Companies, Inc., Moody’s Investors Services, Inc. and Fitch Ratings, Ltd. The plaintiff’s complaint asserts claims in connection with Riverside’s purchase of certain CDO securities, including securities from the Taberna Preferred Funding II, IV, and V CDOs. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations. For further information, see “Legal Proceedings.”

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

Risks Related to Our Investments

Payment defaults and other credit risks in our investment portfolio have arisen, and may continue to increase, which has caused, and may continue to cause, adverse effects on our cash flow, net income and ability to make distributions.

Global recessionary economic conditions and adverse developments in the credit markets have led to business contraction, liquidity issues and other problems for many of the companies we finance. As a result, payment defaults and other credit risks in our investment portfolio have increased, and may continue to increase, which has caused, and may continue to cause, adverse effects on our cash flow, net income and ability to make distributions.

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

We have increased, and may continue to increase, our loan loss reserves against our portfolios of commercial real estate investments due to general business and economic conditions and increased credit and liquidity risks which have had, and may continue to have, an adverse effect on our financial performance. Our portfolio of commercial real estate investments has been adversely affected by, and may continue to be adversely affected by, adverse economic developments affecting the business sectors in which our borrowers operate, including multi-family, office, and retail, reductions in the value of commercial real estate generally and the reduced availability of refinancing for commercial real estate investments as they mature. We cannot assure you that the loan loss reserves we adopt in any particular reporting period will be sufficient or will not increase in a subsequent reporting period.

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

Longer term, subordinate and non-traditional loans and our consolidated real estate may be illiquid.

Our commercial real estate loans and our consolidated real estate are relatively illiquid investments and we may be unable to vary our portfolio promptly in response to changing economic, financial and investment conditions or dispose of these assets quickly or at all in the event we need additional liquidity.

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

Lease expirations, lease defaults and lease terminations may result in reduced revenue from our real estate if the lease payments received from replacement tenants are less than the lease payments received from the expiring, defaulting or terminating tenants. In addition, lease defaults by one or more significant tenants, lease terminations by tenants following events causing significant damage to the property or takings by eminent domain, or the failure of tenants under expiring leases to elect to renew their leases, could cause us to experience long periods with reduced or no revenue from a property and to incur substantial capital expenditures in order to obtain replacement tenants.

We may need to make significant capital improvements to our properties in order to remain competitive.

The properties underlying our consolidated real estate may face competition from newer, more updated properties. In order to remain competitive, we may need to make significant capital improvements to these properties. In addition, in the event we need to re-lease a property, we may need to make significant tenant improvements.

Uninsured and underinsured losses may affect the value of, or our return from, our real estate.

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

The commercial mortgage loans in which we invest and the commercial mortgage loans underlying the CMBS in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us that may result in reduced earnings or losses and negatively affect our ability to pay distributions to our shareholders.

We hold substantial portfolios of commercial mortgage loans and CMBS which are secured by multi-family or other commercial property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a non-recourse loan secured by an income-producing property typically depends primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a commercial mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on its cash flow from operations. In the event of the bankruptcy of a commercial mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

Foreclosure of a commercial mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities in which we invest are subject to all of the risks of the underlying mortgage loans.

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

We may have material geographic concentrations related to our investments in commercial real estate loans and properties. The REITs and real estate operating companies in whose securities we invest in may also have material geographic concentrations related to their investments in real estate, loans secured by real estate or other investments. We also have material concentrations in the property types that comprise our commercial loan portfolio and in the industry sectors that comprise our unsecured securities portfolio. We have material concentrations in the property types that comprise our commercial loan portfolio. We also have material concentrations in the sponsors of properties that comprise our commercial loan portfolio. Where we have any kind of concentration risk in our investments, an adverse development in that area of concentration could reduce the value of our investment and our return on that investment and, if the concentration affects a material amount of our investments, impair our ability to execute our investment strategies successfully, reduce our earnings and reduce our ability to make distributions.

Our due diligence efforts before making an investment may not identify all the risks related to that investment.

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

Risks Relating to the Fair Value of Our Assets and Liabilities

A portion of our assets and liabilities are recorded at fair value as determined in good faith by our management and, as a result, there may be uncertainty as to the value of these investments.

Prior to January 1, 2008, we recorded certain of our investments in securities and derivatives at fair value. Upon adoption of the fair value option on January 1, 2008, we adjusted the carrying amounts of certain investments in securities, certain CDO notes payable, certain derivative instruments and other assets and liabilities to fair value. Going forward, we will continue to reflect these financial assets and liabilities at fair value in our balance sheet, with all changes in fair value recorded in earnings.

We expect that most of these investments will be securities or other assets that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We will value these investments quarterly at fair value as determined in good faith by our management. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. If our determinations regarding the fair value of these investments are not realized, we could record a loss upon their disposal.

When we acquire properties through the foreclosure of commercial real estate loans, we may recognize losses if the fair value of the property internally determined upon such acquisition is less than the previous carrying amount of the foreclosed loan.

We periodically acquire properties through the foreclosure of commercial real estate loans. Upon acquisition, the real estate property and its related assets and liabilities are internally valued. The fair values are determined based primarily upon discounted cash flow or capitalization rate models, the use of which requires critical assumptions including discount rates, capitalization rates, vacancy rates and growth rates based, in part, on the properties’ operating history and third party data. We may recognize losses if the fair value of the property internally determined upon acquisition is less than the previous carrying amount of the foreclosed loan.

The fair value of our assets that we record at their fair value under the fair value option has declined, and may continue to decline, substantially, which has had, and may continue to have, an adverse effect on our financial statements.

The fair value of our investments and related debt and interest rate hedge instruments that we record on our financial statements at their fair value under FASB ASC Topic 825, has declined and may continue to decline, substantially, which has had, and may continue to have, an adverse effect on our financial statements. These investments consist primarily of our portfolio of TruPS and subordinated debentures.

The fair value of our CDO notes payable issued by our consolidated Taberna securitizations has declined more significantly than the fair value of the assets collateralizing those securitizations and, if the fair value of the CDO notes payable increases to approximate that of the underlying assets, that would have a material adverse effect on our earnings and shareholders’ equity.

Through December 31, 2009 the cumulative effect of the fair value adjustments recorded on each financial asset and liability selected for the fair value option resulted in a net increase in shareholders’ equity of $326.2 million, principally as a result of adjustments in the fair value of our CDO notes payable and other liabilities. This increase in shareholders’ equity may reverse through earnings as an unrealized loss in the future. For example, in the event our CDO notes payable were to recover some or all of their value sooner than any recovery of the value of the securities collateralizing them, the net difference in the respective recoveries could adversely affect earnings and our shareholders’ equity. Under current market conditions and the volatility in interest rates and the credit performance of our underlying collateral, we cannot assure you that there will not be further significant fluctuations in the fair value of our assets and liabilities, which could have a material effect on our financial performance.

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

Subject to limits imposed by our desire to maintain our qualification as a REIT, we enter into hedging transactions to limit exposure to changes in interest rates. We are therefore exposed to risks associated with such transactions. We have entered into, and expect to continue to enter into, interest rate swap agreements. We may also use instruments such as forward contracts and interest rate caps, currency swaps, collars and floors to seek to hedge against fluctuations in the relative values of portfolio positions from changes in market interest rates. Hedging against a decline in the values of portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price.

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

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into puts and calls on securities or indices of securities, interest rate swaps, caps and collars, including options and forward contracts, and interest rate lock agreements, principally Treasury lock agreements, to seek to hedge against mismatches between the cash flows from our assets and the interest payments on our liabilities. Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Legislation is being considered to create a clearing house for hedging instruments. We cannot assure you what the impact of this legislation would be on our existing hedging instruments or our ability to enter into hedges.

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

Tax Risks

Our Board of Trustees, or the board, does not intend to make any determination regarding any dividend on the common shares for our 2010 taxable year until a full year of REIT taxable income is determinable, and any such dividend may be partially in stock.

To qualify as a REIT, we are required to make distributions to shareholders, first to preferred shareholders and then to common shareholders, in an amount at least equal to 90% of our annual REIT taxable income. The board has determined that it will continue to monitor our estimated REIT taxable income and intends to declare a dividend, if any, on the common shares in at least the amount necessary to meet REIT distribution requirements for our 2010 taxable year. The Board expects to make its determination regarding any dividend on RAIT’s common shares for RAIT’s 2010 taxable year when a full year of REIT taxable income is determinable. The Board’s determination will include analyzing whether RAIT should use IRS Revenue Procedure 2010-12 which permits publicly-traded REITs to distribute stock to satisfy their REIT distribution requirements if stated conditions are met, including that at least 10% of the aggregate declared distribution be paid in cash and that shareholders be permitted to elect whether to receive cash or stock subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders. The Board expects to continue to review and determine the dividends on RAIT’s preferred shares on a quarterly basis.

We may fail to qualify as a REIT, and such failure to qualify would have significant adverse consequences on the value of our common shares. In addition, if we fail to qualify as a REIT, our dividends will not be deductible, and the entity will be subject to corporate-level tax on its net taxable income, which would reduce the cash available to make distributions.

We believe that we have been organized and operated in a manner that will allow us to qualify as a REIT. We have not requested or plan to request a ruling from the IRS that we or Taberna qualify as a REIT and any statements in our filings with the SEC are not binding on the IRS or any court. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions, for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may also affect our abilities to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our respective assets and sources of our respective gross income. Also, we must make distributions to our respective shareholders aggregating annually at least 90% of our respective net taxable incomes, excluding net capital gains. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership or REIT for U.S. federal income tax purposes. As an example, to the extent we invest in preferred equity securities of other REIT issuers, our qualification as a REIT will depend upon the continued qualification of such issuers as REITs under the Internal Revenue Code. Accordingly, unlike other REITs, we may be subject to additional risk regarding our ability to qualify and maintain our qualification as a REIT. The reduction in our rate of originating new assets, operations and liquidity may adversely impact RAIT’s ability to meet REIT requirements and we may be less able to make changes to our investment portfolio to adjust our respective REIT qualifying assets and income depending on our ability to deploy capital and maintain assets under management.

There can be no assurance that we will be successful in operating in a manner that will allow us to qualify as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT or the desirability of an investment in a REIT relative to other investments.

If we fail to qualify as a REIT or lose our qualification as a REIT at any time, we or it will face serious tax consequences that would substantially reduce the funds available for distribution to its shareholders (in the case of Taberna, primarily us) for each of the years involved because:

•	we would not be allowed a deduction for distributions to our respective shareholders in computing taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we also could be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes; and

•	unless statutory relief provisions apply, we could not elect to be taxed as a REIT for four taxable years following the year of disqualification.

In addition, if we fail to qualify as a REIT, such entity will not be required to make distributions to its shareholders, and all distributions to shareholders will be subject to tax as regular corporate dividends to the extent of current and accumulated earnings and profits.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT, we must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to shareholders and the ownership of common shares. In order to satisfy these tests, we may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our investment performance.

In particular, at least 75% of our total assets at the end of each calendar quarter must consist of real estate assets, government securities, and cash or cash items. For this purpose, “real estate assets” generally include interests in real property, such as land, buildings, leasehold interests in real property, stock of other entities that qualify as REITs, interests in mortgage loans secured by real property, investments in stock or debt instruments during the one-year period following the receipt of new capital and regular or residual interests in a real estate mortgage investment conduit, or REMIC. In addition, the amount of securities of a single issuer that we hold must generally not exceed either 5% of the value of such issuer’s gross assets or 10% of the vote or value of such issuer’s outstanding securities.

Certain of the assets that we hold or intend to hold, including TruPS and unsecured loans to REITs or other entities, will not be qualified real estate assets for the purposes of the REIT asset tests. In addition, although preferred equity securities of REITs (which would not include TruPS) should generally be treated as qualified real estate assets, this will require that (i) they are treated as equity for U.S. tax purposes, and (ii) their issuers maintain their qualification as REITs. CMBS should generally qualify as real estate assets. However, to the extent that we own non-REMIC collateralized mortgage obligations or other debt instruments secured by mortgage loans (rather than by real property) or secured by non-real estate assets, or debt securities issued by corporations that are not secured by mortgages on real property, those securities will likely not be qualifying real estate assets for purposes of the REIT asset tests.

We generally will be treated as the owner of any assets that collateralize a securitization transaction to the extent that we retain all of the equity of the securitization entity and do not make an election to treat such securitization entity as a TRS, as described in further detail below.

As noted above, in order to comply with the REIT asset tests and 75% gross income test, at least 75% of each of our total assets and 75% of gross income must be derived from qualifying real estate assets, whether or not such assets would otherwise represent our best investment alternative.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including any mortgage loans, held in inventory or primarily for sale to customers in the ordinary course of business. The prohibited transaction tax may apply to any sale of assets to a securitization and to any sale of securitization securities, and therefore may limit our ability to sell assets to or equity in securitizations and other assets.

It may be possible to reduce the impact of the prohibited transaction tax and the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests by conducting certain activities, holding non-qualifying REIT assets or engaging in securitization transactions through our TRSs, subject to certain limitations as described below. To the extent that we engage in such activities through TRSs, the income associated with such activities may be subject to full U.S. federal corporate income tax.

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

Neither TruPS nor equity in corporate entities, such as issuers of securitizations, that hold TruPS will qualify as real estate assets for purposes of the REIT asset tests that Taberna must meet on a quarterly basis to maintain its qualification as a REIT. We use the term “securitizations” to refer to either the issuer of securitizations or the securitizations themselves, where the context makes the reference clear. The income received from Taberna’s investments in TruPS or in corporate entities holding TruPS generally will not qualify as real estate-related income for purposes of the REIT gross income tests. Accordingly, Taberna will be limited in its ability to originate TruPS or maintain its investments in TruPS or entities created to hold TruPS if Taberna does not invest in sufficient qualifying real estate assets. Taberna will continue to originate and invest in TruPS and in REIT-eligible assets, such as mortgage loans and commercial mortgage-backed securities, or CMBS. If Taberna fails to make sufficient investments in qualifying real estate assets, Taberna will likely fail to maintain its REIT qualification, which could cause Taberna to be subject to significant taxes and RAIT to fail to maintain its REIT qualification and be subject to significant taxes. REIT qualifying investments typically are lower yielding than Taberna’s expected returns on TruPS. Accordingly, maintaining sufficient amounts of REIT qualifying investments could result in reduced returns to Taberna, and therefore to our shareholders.

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

Each of our qualifications as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the issuers of the REIT securities in which we invest maintaining their REIT qualification and the accuracy of legal opinions rendered to or statements made by the issuers of securities, including securitizations, in which we invest.

When purchasing securities issued by REITs, we may rely on opinions of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such issuer qualifies as a REIT for U.S. federal income tax purposes and whether such securities represent debt or equity securities for U.S. federal income tax purposes, and therefore to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. In addition, when purchasing securitization equity, we may rely on opinions of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax. The inaccuracy of any such opinions or statements may adversely affect our REIT qualification and/or result in significant corporate-level tax. In addition, if the issuer of any REIT equity securities in which we invest were to fail to maintain its qualification as a REIT, the securities of such issuer held by us will fail to qualify as real estate assets for purposes of maintaining REIT qualification and the income generated by such securities will not represent qualifying income for purposes of the 75% REIT gross income test and therefore could cause us to fail to qualify as a REIT.

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

Taberna’s other foreign TRSs, RAIT Capital Ltd., or RAIT Capital, and RAIT Securities (U.K.) Ltd., or RAIT Securities UK, intend to operate in a manner so that their earnings will not be required to be included in Taberna’s income until such earnings are actually distributed by such foreign TRSs. In the event the IRS were to successfully challenge such characterization of the operations of RAIT Capital or RAIT Securities UK, and Taberna is required to recognize income earned by RAIT Capital or RAIT Securities UK on a current basis or otherwise recognize additional income with respect to such TRSs, Taberna could fail to qualify as a REIT or be subject to the penalty tax described above.

We have federal and state tax obligations.

Even if we qualify as REITs for U.S. federal income tax purposes, we will be required to pay U.S. federal, state and local taxes on income and property. In addition, our domestic TRSs are fully taxable corporations that will be subject to taxes on their income, and they may be limited in their ability to deduct interest payments made to us. We also will be subject to a 100% penalty tax on certain amounts if the economic arrangements among us and TRSs are not comparable to similar arrangements among unrelated parties or if we receive payments for inventory or property held for sale to customers in the ordinary course of business. We may be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool that is allocable to shares held by “disqualified organizations.” In addition, under certain circumstances we could be subject to a penalty tax for failure to meet certain REIT requirements but nonetheless maintains its qualification as a REIT. For example, we may be required to pay a penalty tax with respect to income earned in connection with securitization equity in the event such income is determined not to be qualifying income for purposes of the REIT 95% gross income test but we are otherwise able to remain qualified as a REIT. To the extent that we or the TRSs are required to pay U.S. federal, state or local taxes, we will have less to distribute to shareholders.

Failure to make required distributions would subject us to tax, which would reduce the ability to pay distributions to our shareholders.

In order to qualify as a REIT, we must distribute to our and its shareholders each calendar year at least 90% of REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of net taxable income, we or Taberna will be subject to U.S. federal corporate income tax. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our or its distributions in any calendar year are less than the sum of:

•	85% of ordinary income for that year;

•	95% of capital gain net income for that year; and

•	100% undistributed taxable income from prior years.

We intend to distribute our and its net income to our and its shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. There is no requirement that Taberna’s domestic TRSs, such as Taberna Capital, RAIT Securities and Taberna Funding, distribute their after-tax net income to Taberna and such TRSs may, to the extent consistent with maintaining Taberna’s qualification as a REIT, determine not to make any current distributions to Taberna. However, Taberna’s non-U.S. TRSs, such as Taberna Equity Funding, Ltd., and Taberna’s consolidated securitization subsidiaries (but not RAIT Capital or RAIT Securities UK), will generally be deemed to distribute their earnings to Taberna on an annual basis for U.S. federal income tax purposes, regardless of whether such TRSs actually distribute their earnings.

Our taxable income may substantially exceed our net income as determined by GAAP because, for example, expected capital losses will be deducted in determining its GAAP net income, but may not be deductible in computing its taxable income. GAAP net income may also be reduced to the extent we have to “markdown” the value of assets to reflect their current value. Prior to the sale of such assets, those mark-downs do not comparably reduce taxable income. In addition, we may invest in assets including the equity of securitization entities that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. This taxable income may arise for us in the following ways:

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

•

Our loans or unconsolidated real estate may contain provisions whereby the benefit of any principal amortization of the underlying senior debt inures to us. We recognize this benefit as income as the amortization occurs, with no related cash receipts until repayment of our loan.

•	Sales or other dispositions of consolidated real estate, as well as significant modifications to loan terms may result in timing differences between income recognition and cash receipts.

Although some types of taxable income are excluded to the extent they exceed 5% of our net income in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any taxable income items if we do not distribute those items on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or times that we or it regard as unfavorable in order to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% deductible excise tax in that year.

Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient. A complex set of rules applies when a distribution is made partially in stock and partially in cash and different shareholders receive different proportions of each. The Internal Revenue Service, in Revenue Procedure 2010-12, has given guidance with respect to certain stock distributions by publicly traded REITS (and RICs). That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011. It provides that publicly-traded REITS can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met. These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders. RAIT did not use this Revenue Procedure with respect to any distributions for its 2009 taxable year, but has the option to do so for distributions with respect to 2010 or 2011.

If our or Taberna’s securitizations or Taberna’s subsidiaries, RAIT Capital or RAIT Securities UK, are subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us or Taberna and pay their creditors.

Taberna’s consolidated securitization subsidiaries are organized as Cayman Islands companies, and we may own similar foreign securitization’s in the future. There is a specific exemption from U.S. federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We and Taberna intend that the consolidated securitization subsidiaries and any other non-U.S. securitizations that are TRSs will rely on that exemption or otherwise operate in a manner so that they will not be subject to U.S. federal income tax on their net income at the entity level. RAIT Capital is a wholly-owned subsidiary of Taberna organized under the laws of Ireland that provides sub-advisory services to Taberna Capital and receives a fee from Taberna Capital for its services. RAIT Securities UK is a wholly-owned subsidiary of Taberna organized under the laws of the United Kingdom that is expected to originate securities and to receive origination fees from issuers in connection with its origination activities. RAIT Capital and RAIT Securities UK intend to operate in a manner so that they will not be subject to U.S. federal income tax on their net income. If the IRS were to succeed in challenging the tax treatment of our or Taberna’s securitizations, RAIT Capital or RAIT Securities UK, it could greatly reduce the amount that those securitizations, RAIT Capital and RAIT Securities UK would have available to distribute to their shareholders and to pay to their creditors. Any reduced distributions would reduce amounts available for distribution to our shareholders.

Our and Taberna’s ownership of and relationship with TRSs will be limited, and a failure to comply with the limits would jeopardize our and its REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years prior to 2009) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a

TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Taberna Capital, RAIT Securities, Taberna Funding and any domestic TRSs that we own or that we or Taberna acquire in the future will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution but will not be required to be distributed.

The value of the securities that we or Taberna hold in TRSs may not be subject to precise valuation. Accordingly, there can be no assurance that we or Taberna will be able to comply with the 25% limitation discussed above or avoid application of the 100% excise tax discussed above.

Compliance with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code limit our ability to hedge mortgage-backed securities, preferred securities and related borrowings. Except to the extent provided by the regulations promulgated by the U.S. Treasury Department, or the Treasury regulations, any income from a hedging transaction we enter into in the normal course of business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in the Treasury regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test (and will generally constitute non-qualifying income for purposes of the 75% gross income test). To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result, we might have to limit use of advantageous hedging techniques or implement those hedges through TRSs. This could increase the cost of our hedging activities or expose it or us to greater risks associated with changes in interest rates than we or it would otherwise want to bear.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

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

The amount of dividends we distribute to our common and preferred shareholders in a given quarter may not correspond to our taxable income for such quarter. Consequently, a portion of the dividends we distribute may be deemed a return of capital for federal income tax purposes, and will not be taxable but will reduce shareholders’ basis in the underlying common or preferred shares.

Our ability to use TRSs, and consequently our ability to establish fee-generating businesses and invest in securitizations, will be limited by the election made by us to be taxed as a REIT, which may adversely affect returns to our shareholders.

Overall, no more than 25% of the value of a REIT’s assets may consist of securities of one or more TRSs. Taberna Capital, RAIT Securities, RAIT Capital, RAIT Securities (U.K.) Ltd., which we refer to as RAIT Securities UK, Taberna Funding LLC, which we refer to as Taberna Funding, Taberna Equity Funding and our non-U.S. corporate subsidiaries are TRSs. We expect to own interests in additional TRSs in the future, particularly in connection with our securitization transactions. However, our ability to invest in securitizations that are structured as TRSs and to expand the fee-generating businesses of Taberna Capital and RAIT Securities, as well as the business of Taberna Funding, RAIT Securities UK and future TRSs we may form, will be limited by our and Taberna’s need to meet this 25% test, which may adversely affect distributions we pay to our shareholders.

The IRS is currently examining TCM’s federal income tax returns and the adverse resolution of this matter could have a material adverse effect on our financial condition and results of operations.

The IRS is currently examining TCM’s federal income tax returns for the 2006 and 2007 tax year. TCM, a wholly owned subsidiary, engaged the services of Taberna Capital (Bermuda), Ltd., or TCB, to provide various sub-advisory services in connection with TCM’s management of various CDOs. Pursuant to a transfer pricing study prepared by an international accounting firm, TCM deducted the costs paid to TCB for their services from its income for federal income tax purposes. In connection with an audit of TCM, the IRS has challenged the transfer pricing methodology applied by TCM. If the IRS disallows any portion of TCM’s deductions for 2006 and 2007, it is likely that the IRS could make similar claims for years subsequent to 2007. The amount deducted by TCM under this transfer pricing methodology during the years ended December 31, 2006 and December 31, 2007 was $8.2 million and $19.1 million, respectively.

If Taberna fails to qualify as a REIT, then we also would very likely fail to qualify as a REIT.

Taberna is a REIT subject to all of the risks discussed above with respect to RAIT. If Taberna fails to qualify as a REIT, then we also would very likely fail to qualify as a REIT, because the income we receive from, and assets we hold through, Taberna make up a significant portion of our total income and assets and materially affect our ability to meet REIT qualification tests.

Other Regulatory and Legal Risks of Our Business

Our reputation, business and operations could be adversely affected by regulatory compliance failures.

Potential regulatory action poses a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. We operate our business so as to comply with the Internal Revenue Code’s REIT rules and regulations and so as to remain exempt from registration as an investment company under the Investment Company Act. The SEC and the Financial Industry Regulatory Authority, or FINRA, oversee the activities of our broker dealer subsidiary. In addition, we are subject to regulation under the Exchange Act, the Investment Advisers Act and various other statutes. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. With respect to our operations and investments in other countries, we are subject to a variety of regulatory regimes that vary country by country. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses. A failure to comply with the obligations imposed by any of the regulations binding on us or to maintain any of the licenses required to be maintained by us could result in investigations, sanctions and reputation damage.

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

None of RAIT, RAIT Partnership or Taberna has received a no-action letter from the SEC regarding whether it complies with the Investment Company Act or how its investment or financing strategies fit within the exclusions from regulation under the Investment Company Act that it is using. To the extent that the SEC provides more specific or different guidance regarding, for example, the treatment of assets as qualifying real estate assets or real estate-related assets, we may be required to adjust these investment and financing strategies accordingly. Any additional guidance from the SEC could provide additional flexibility to us and Taberna, or it could further inhibit the ability of Taberna and our combined company to pursue our respective investment and financing strategies which could have a material adverse effect on us. See Item 1-“Business-Certain REIT and Investment Company Act Limits On Our Strategies-Investment Company Act Limits.”

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

If our subsidiaries that are registered investment advisers fail to comply with the Investment Advisers Act, this could have an adverse effect on our ability to manage securitizations.

Our subsidiaries, RAIT Securities, RAIT Partnership, L.P., or RAIT Partnership, TCM and Taberna European Capital Management, LLC, or TECM, are registered investment advisers under the Investment Advisers Act of 1940, or the Investment Advisers Act, and, as such, are supervised by the Securities and Exchange Commission, or the SEC. We registered RAIT Securities, RAIT Partnership, TCM and TECM under the Investment Advisers Act so that they could manage increasing numbers of securitizations or otherwise provide advisory services. The Investment Advisers Act requires registered investment advisors to comply with numerous obligations, including record-keeping requirements, operational procedures and disclosure obligations. Such subsidiaries may also be registered with various states and thus, subject to the oversight and regulation by such states’ regulatory agencies. If we do not comply with these requirements, it could have an adverse effect on our ability to manage our securitizations.

Our failure to maintain a broker-dealer license in the various jurisdictions in which we do business could have a material adverse effect on our business, financial condition, liquidity and results of operations.

FINRA, has granted our membership application for a broker-dealer license for our subsidiary, RAIT Securities, LLC, or RAIT Securities. We also are required to maintain licenses with state securities regulators. Failure to maintain RAIT Securities’ licenses as a broker- dealer with the FINRA and applicable state regulators would prevent us from originating securities and supplementing our revenue with origination fees paid to RAIT Securities by the issuers of those securities or engaging in trading and advisory services. In that event, we may need to engage a third-party broker-dealer to act as an originator and to permit a third-party broker-dealer to retain origination fees. If RAIT Securities is unable to receive origination fees or engage in trading and advisory services, it would have less cash available for distribution to RAIT.

If our subsidiary that is regulated by the United Kingdom Financial Services Authority fails to comply with applicable regulatory requirements, this could have an adverse effect on our ability to originate securities and receive origination fees in foreign jurisdictions.

Our subsidiary, RAIT Securities UK, is subject to extensive government regulation, primarily by the United Kingdom Financial Services Authority under the U.K. Financial Services and Markets Act of 2000. Failure of RAIT Securities UK to comply with applicable regulatory requirements would prevent us from originating securities and supplementing our revenue with origination fees paid to RAIT Securities UK by the issuers of those securities. In that event, we may need to engage a third-party permitted by applicable regulations to act as an originator and to permit this third-party to retain origination fees. If RAIT Securities UK is unable to receive origination fees, it would have less cash available for distribution to RAIT.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive office is located in Philadelphia, Pennsylvania. We lease office space pursuant to a lease agreement that expires on March 31, 2011. As of December 31, 2009 the future minimum cash payments due under this lease are $0.5 million for 2010 and $0.1 million for 2011.

We lease office space in New York, New York pursuant to a lease agreement that has a ten year term. This lease expires in March 2016. As of December 31, 2009, the future minimum cash payments due under this lease are as follows by fiscal year: 2010—$0.8 million, 2011 through 2014—$0.9 million per year and $1.1 million for the remaining term of the lease.

For a description of our investments in real estate, see Item 1 - “Business—Our Investment Portfolio—Investments in real estate” and Item 8 - “Financial Statements and Supplementary Data—Schedule III.”

Item 3.	Legal Proceedings

Putative Consolidated Class Action Securities Lawsuit

RAIT, certain of our executive officers and trustees and the lead underwriters involved in our public offering of common shares in January 2007 were named defendants in one or more of nine putative class action securities lawsuits filed in August and September 2007 in the United States District Court for the Eastern District of Pennsylvania. By order dated November 17, 2007, the court consolidated these cases under the caption In re RAIT Financial Trust Securities Litigation (No. 2:07-cv-03148), and appointed a lead plaintiff and lead counsel. On January 4, 2008, lead plaintiff filed a consolidated class action complaint, or the complaint, on behalf of a putative class of purchasers of our securities between June 8, 2006 and August 3, 2007. The complaint named as defendants RAIT, eleven current and former officers and trustees of RAIT, ten underwriters who participated in certain of our securities offerings in 2007 and our independent accounting firm. The complaint alleged, among other things, that certain defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by making materially false and misleading statements and material omissions in registration statements and prospectuses about our credit underwriting, our exposure to certain issuers through investments in debt securities, and our loan loss reserves and other financial items. The complaint further alleged that certain defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by making materially false and misleading statements and material omissions during the putative class period about our credit underwriting, our exposure to certain issuers through investments in debt securities, and our loan loss reserves and other financial items. The complaint sought unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees.

On July 15, 2009, the defendants entered into a Stipulation and Agreement of Settlement (the “Stipulation”) with the lead plaintiff for the settlement of the action. On December 10, 2009, the United States District Court for the Eastern District of Pennsylvania granted final court approval of the settlement of the action . Under the terms of the settlement, the lawsuit was dismissed with prejudice and RAIT and all the other defendants received a full release of all claims asserted against them in the lawsuit in exchange for a cash payment of $32 million. The settlement payment is within the limits of RAIT’s directors and officers liability insurance, and the settlement has been funded by RAIT’s insurers. In connection with the settlement, RAIT and the other defendants have at all times denied and continue to deny wrongdoing of any kind.

Riverside National Bank of Florida Litigation

RAIT subsidiary Taberna Capital Management, LLC is named as one of fifteen defendants in a lawsuit filed by Riverside National Bank of Florida, or Riverside, on November 13, 2009 in the Supreme Court of the State of

New York, County of New York. (A substantially similar action was filed by Riverside on August 6, 2009 in the Supreme Court of the State of New York, County of Kings, and subsequently discontinued without prejudice and refiled in New York County.) The action, titled Riverside National Bank of Florida v. The McGraw-Hill Companies, Inc., Moody’s Investors Service, Inc., Fitch, Inc., Taberna Capital Management, LLC, Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management LLC, FTN Financial Capital Markets, Keefe Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., JPMorgan Chase & Co., J.P. Morgan Securities Inc., Citigroup Global Markets, Credits Suisse Securities (USA) LLC, ABN Amro, Inc., Cohen & Company, and SunTrust Robinson Humphrey, Inc. asserts claims in connection with Riverside’s purchase of certain CDO securities, including securities from the Taberna Preferred Funding II, IV, and V CDOs. Riverside alleges that offering materials issued in connection with the CDOs it purchased did not adequately disclose the process by which the rating agencies rated each of the securities. Riverside also alleges, among other things, that the offering materials should have disclosed an alleged conflict of interest of the rating agencies as well as the role that the rating agencies played in structuring each CDO. Riverside seeks damages in excess of $132 million, rescission of its purchases of the securities at issue, an accounting of certain amounts received by the defendants together with the imposition of a constructive trust, and punitive damages of an unspecified amount. On December 11, 2009, the defendants moved to dismiss all of Riverside’s claims. Riverside filed an opposition to the defendants’ motion on February 19, 2010, voluntarily dismissing its contract causes of action and opposing the remainder of defendants’ motion to dismiss. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

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

Item 4.	Reserved

PART II

Item 5.	Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares trade on the New York Stock Exchange under the symbol “RAS.” We have adopted a Code of Business Conduct and Ethics, which we refer to as the Code, for our trustees, officers and employees intended to satisfy New York Stock Exchange listing standards and the definition of a “code of ethics” set forth in Item 406 of Regulation S-K. We also have adopted Trust Governance Guidelines and charters for the audit, compensation and nominating and governance committees of the board of trustees intended to satisfy New York Stock Exchange listing standards. The Code, these guidelines, these charters and charters of other committees of our board of trustees are available on our website at http://www.raitft.com. Any information relating to amendments to the Code or waivers of a provision of the Code required to be disclosed pursuant to Item 5.05 of Form 8-K will be disclosed through our website.

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

	Price Range of Common Shares		Dividends Declared
	High	Low
2008
First Quarter	$9.85	$5.15	$0.46
Second Quarter	9.62	5.93	0.46
Third Quarter	7.90	5.39	—
Fourth Quarter	5.86	1.50	0.35
2009
First Quarter	$3.03	$0.45	—
Second Quarter	2.06	1.10	—
Third Quarter	3.45	0.99	—
Fourth Quarter	3.00	1.24	—
2010
First Quarter (through February 26, 2010)	$1.92	$1.01	—

As of February 26, 2010, there were 74,423,075 of our common shares outstanding held by 704 holders of record.

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

PERFORMANCE GRAPH

The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period commencing December 31, 2004 and ending December 31, 2009 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Hybrid REIT index, the NAREIT Mortgage REIT index and the S&P 500 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Item 6.	Selected Financial Data

The following selected financial data information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the notes thereto, included elsewhere herein (dollars in thousands, except share and per share data).

	As of and For the Years Ended December 31
	2009	2008	2007	2006	2005
Operating Data:
Net interest margin	$126,375	$206,001	$194,621	$76,806	$73,241
Rental income	53,225	19,161	11,291	12,639	12,164
Total revenue	206,098	246,519	231,637	103,832	92,448
Real estate operating expenses	(47,357)	(16,062)	(9,958)	(9,198)	(7,229)
Provision for losses	(226,567)	(162,783)	(21,721)	(2,499)	—
Asset impairments	(46,015)	(67,052)	(517,452)	—	—
Total expenses	(393,157)	(321,363)	(686,660)	(34,720)	(17,752)
Change in fair value of financial instruments	1,563	(552,437)	—	—	—
Income (loss) from continuing operations	(439,300)	(617,070)	(435,991)	74,704	75,074
Net income (loss) allocable to common shares	(441,203)	(443,246)	(379,588)	67,839	67,951
Earnings (loss) per share from continuing operations
Basic	$(6.74)	$(6.96)	$(6.16)	$2.11	$2.48
Diluted	$(6.74)	$(6.96)	$(6.16)	$2.09	$2.46
Earnings (loss) per share:
Basic	$(6.77)	$(6.99)	$(6.18)	$2.31	$2.59
Diluted	$(6.77)	$(6.99)	$(6.18)	$2.29	$2.57
Balance Sheet Data:
Investments in mortgages and loans, net	$1,380,957	$5,468,064	$6,378,050	$5,922,550	$714,428
Investments in real estate	738,235	350,487	117,238	61,432	44,958
Investments in securities	694,897	1,920,883	3,827,800	5,138,311	—
Total assets	3,094,976	8,151,450	11,057,580	12,060,506	1,024,585
Total indebtedness	2,077,123	6,102,890	10,040,925	10,452,191	329,859
Total liabilities	2,325,055	6,882,109	10,474,982	10,739,829	414,890
Total equity	769,921	1,269,341	582,598	1,320,677	609,695

	As of and For the Years Ended December 31
	2009	2008	2007	2006	2005
Other Data:
Common shares outstanding, at period end, including unvested restricted share awards	74,420,598	64,842,571	61,018,231	52,151,412	27,899,065
Book value per share	$8.08	$14.09	$6.81	$20.54	$17.34
Ratio of earnings to fixed charges and preferred share dividends	— (1)	— (1)	— (1)	1.9x	3.8x
Dividends declared per share	$—	$1.27	$2.56	$2.70	$2.43

(1)	The ratio of earnings to fixed charges and preferred share dividends for the years ended December 31, 2009, 2008 and 2007 is deficient by $452.9 million, $630.7 million and $453.3 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a vertically integrated commercial real estate platform with the capability to originate, invest in, manage, service, trade and advise on commercial real estate-related assets. See Item 1—“Business.” The year ended December 31, 2009 was part of an ongoing transition period for RAIT as we continue to adapt our business to current economic conditions. In 2009, we engaged in a series of transactions intended to focus RAIT on opportunities in financing and owning commercial real estate by removing non-core assets from our balance sheet. In order to best position ourselves to be able to take advantage of market opportunities in the future, and to maximize shareholder value over time, we will continue to focus on:

•

expanding RAIT’s commercial real estate revenue by investing in commercial real estate-related assets, managing and servicing investments for our own account or for others, providing property management services and providing our broker-dealer activities, including fixed-income trading and real estate advisory services;

•	creating value through investing in our commercial real estate properties and implementing cost savings programs to help maximize property value over time;

•	reducing our leverage while developing new financing sources;

•	managing our investment portfolios to reposition non-performing assets, increase our cash flows and the ultimate recovery value of our assets over time; and

•	managing the size and cost structure of our business to match our operating environment.

The current economic recession continues to adversely affect our business. During 2009, we recorded net loss allocable to common shares of $441.2 million, primarily caused by the following events and circumstances:

•

Gains(losses) on sales of assets. During the year ended December 31, 2009, we sold all of our equity and a portion of our non-investment grade notes in Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations to a non-affiliated party and all of our interests in our six residential mortgage securitizations. Upon completion of these sales, we removed the associated assets and liabilities from our consolidated balance sheet. The disposition of the Taberna securitizations on June 25, 2009 resulted in a loss of $313.8 million and the disposition of the residential mortgage securitizations on July 16, 2009 resulted in a loss of $61.8 million.

•

Provision for losses. The provision for losses recorded during the year ended December 31, 2009 was $226.6 million, which is comprised of $130.1 million associated with our commercial real estate loan portfolio and $96.5 million related to residential mortgages and mortgage-related receivables prior to their disposition in July.

•

Asset impairments. We recorded asset impairment charges of $46.0 million during the year ended December 31, 2009. These asset impairments were comprised of investments in securities, primarily our equity investments in our Taberna Europe I and Taberna Europe II securitizations whose carrying values were reduced due to overall credit conditions and increased delinquencies of the underlying collateral.

The disposition transactions described above removed credit risk and reduced non-recourse debt thereby deleveraging our balance sheet. By purchasing $137.8 million of our convertible notes and $55.0 million of our CDO notes payable during 2009, we generated a gain of $115.9 million upon cancellation of our debt. During 2009, we purchased $132.3 million of convertible notes through two transactions as follows:

•

In July 2009, we purchased from a noteholder, $98.3 million aggregate principal amount of our convertible notes, for a purchase price of $53.0 million. The purchase price consisted of (a) a $43.0 million 12.5% Senior Secured Note due 2014, or the senior secured note, and (b) $10.0 million in cash plus $2.0 million of accrued and unpaid interest on the convertible senior notes through July 31, 2009.

•

In December 2009, we completed a public tender offer with noteholders by repurchasing $34.0 million of convertible notes for a purchase price of $14.0 million. The purchase price consisted of (a) $3.1 million of cash and (b) 8.1 million common shares. At the time of issuance of the common shares, the trading price was $1.34 per common share.

The disposition transactions above substantially changed our consolidated balance sheet. These transactions reduced our total assets by $4.5 billion, or 54.9%, our total liabilities by $4.1 billion, or 59.5% and our total shareholders’ equity by $235.1 million, or 18.5%. As a result of the sales and debt repurchases, our debt to equity ratio improved from 5.4 times at December 31, 2008 to 3.0 times as of December 31, 2009. We expect to continue to seek opportunities to acquire, redeem, restructure, refinance or otherwise enter into transactions to reduce our debt where we believe that is in the long term interest of our shareholders, which may include issuances of debt, and/or equity securities, sales or exchanges of our assets or other methods.

We expect to continue to focus our efforts on enhancing our commercial real estate loan portfolio and our investments in real estate, which are our primary investment portfolios. Current economic conditions have subjected borrowers under our commercial real estate loans to financial stress. Where it is likely to enhance our ultimate returns, we will consider restructuring loans or foreclosing on the underlying property. During the year ended December 31, 2009, we converted 27 properties that served as collateral on our commercial real estate loans into direct ownership of the real estate collateral. We expect to engage in ongoing workout activity with respect to our commercial real estate loans that may result in the conversion of the property into owned real estate. We may take a non-cash charge to earnings at the time of any loan conversion to the extent the amount of our loan, reduced by any allowance for losses and certain other expenses, exceeds the fair value of the property at the time of the conversion.

Investing in our new business lines is an important strategy for us as we continue to expand our vertically integrated commercial real estate platform. During 2009, we purchased a majority interest in a multi-family property management company, Jupiter Communities, and we launched a trading and advisory platform in RAIT Securities. We expect that we will continue to make investments in these businesses and expect to see more significant contributions from them during the latter half of 2010.

The following key statistics illustrate the transformation of our business through December 31, 2009 (dollars in thousands):

	For the Years Ended December 31
	2009	2008	2007
Financial Statistics:
Recourse debt maturing within 1-year	$24,390	$55,161	$213,190
Assets under management	$10,106,830	$14,181,883	$14,292,514
Debt to equity	3.0x	5.4x	18.0x
Total revenue	$206,098	$246,519	$231,637
Earnings per share, diluted	$(6.77)	$(6.99)	$(6.18)

Commercial Real Estate (“CRE”) Loan Portfolio:
Reported CRE Loans—unpaid principal	$1,473,700	$2,053,752	$2,356,922
Non-accrual loans—unpaid principal	$171,372	$186,040	$41,858
Non-accrual loans as a % of reported loans	11.6%	9.1%	1.8%
Reserve for losses	$86,609	$117,737	$14,575
Reserves as a % of non-accrual loans	50.5%	63.3%	34.8%
Provision for losses	$130,080	$107,360	$13,187

CRE Property Portfolio:
Reported investments in real estate	$738,235	$350,487	$117,238
Multifamily units owned	6,967	2,959	465
Office square feet owned	1,324,368	933,418	848,418
Retail square feet owned	1,095,452	—	—

Trends That May Affect Our Business

The following trends may affect our business:

Credit, capital markets and liquidity risk. We expect that the credit events that occurred during 2009, which have significantly reduced market liquidity and limited our financing strategies, will continue to significantly impact our ability to finance new investments in our targeted asset classes. We expect that these events may cause covenant defaults, increased delinquencies or missed payments from issuers of TruPS and credit risks in our portfolio of commercial real estate loans. This will likely cause reductions in our net investment income, increases in our provision for loan losses, decreases in the fair value of our assets and may reduce the cash flows we receive from our securitizations.

To finance investments in our commercial loan portfolio in the future, management will seek to structure match funded financing opportunities through the use of restricted cash in, and through the reinvestment of repayment amounts received under, our current loan securitizations and through loan participations, bank lines of credit, joint-venture opportunities, while making investments that generate an attractive return.

Interest rate environment. Interest rates experienced significant volatility during the year ended December 31, 2009. Continued volatility in interest rates may impact the fair value of our investments and/or the net investment income generated by those investments in the future.

We do not expect that an increase or decrease in interest rates would dramatically impact our net investment income generated by our commercial loan portfolios. We use floating rate line of credit borrowings and long-term floating rate CDO notes payable to finance our investments. To the extent the amount of fixed-rate commercial loans are not directly offset by matching fixed-rate CDO notes payable, we utilize interest rate derivative contracts to convert our floating rate liabilities into fixed-rate liabilities, effectively match funding our assets with our liabilities.

Our investments in debt securities are comprised of TruPS, subordinated debentures, unsecured debt securities and CMBS held by our consolidated CDO entities. These securities bear fixed and floating interest rates. A large portion of these fixed-rate securities are hybrid instruments, which convert to floating rate securities after a five or ten year fixed-rate period. We have financed these securities through the issuance of floating rate and fixed-rate CDO notes payable. A large portion of the CDO notes payable are floating rate instruments, and we use interest rate swaps to effectively convert this floating rate debt into fixed-rate debt during the period in which our investments in securities are paid at a fixed coupon rate. By using this interest rate hedging strategy, we believe we have effectively match-funded our assets with liabilities, and their cash flows, during the fixed-rate period of our investments in securities. An increase or decrease in interest rates will generally not impact our net investment income generated by our investments in securities. However, an increase or decrease in interest rates will affect the fair value of our investments in securities, which will generally be reflected in our financial statements as changes in the fair value of financial instruments.

Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates on our assets also may be affected by other factors, including, without limitation, conditions in the housing, real estate and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate loans. If interest rates begin to fall, triggering an increase in prepayment rates in our commercial loan portfolio and our net investment income may decrease. However, the lack of financing alternatives may cause loans to extend and provide an opportunity to increase the net investment income. While interest rates have decreased substantially during 2009, prepayment rates have not increased due to the lack of mortgage financing in the current economic and credit environments.

Commercial real estate lack of liquidity and reduced performance. The market for financing sources, such as CMBS, for commercial real estate is constrained. This creates an increased risk of defaults upon the maturity of loans due to the lack of sources of refinancing. Due to current economic conditions, the multi-family, office and retail sectors of commercial real estate are seeing increased vacancy levels and reduced rents. We cannot predict the severity of future increases in vacancy levels and reductions of rent.

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

Revenue Recognition for Investment Income. We recognize interest income from investments in debt and other securities, commercial mortgages and mezzanine loans on a yield to maturity basis. Upon the acquisition of a loan at a discount, we assess the portions of the discount that constitutes accretable yields and non-accretable differences. The accretable yield represents the excess of our expected cash flows from the loan over the amount we paid for the loan. That amount, the accretable yield, is accreted to interest income over the remaining life of the loan. Many of our commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management evaluates loans for non-accrual status each reporting period. Payments received for loans on non-accrual status are applied to principal until the loan is removed from non-accrual status. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. For investments that we did not elect to record at fair value under FASB ASC Topic 825, “Financial Instruments”, origination fees and direct loan origination costs are deferred and amortized to net investment income, using the effective interest method, over the contractual life of the underlying loan security or loan, in accordance with FASB ASC Topic 310, “Receivables.” For investments that we elected to record at fair value under FASB ASC Topic 825, origination fees and direct loan costs are recorded in income and are not deferred. We recognize interest income from interests in certain securitized financial assets on an estimated effective yield to maturity basis. Management estimates the current yield on the amortized cost of the investment based on estimated cash flows after considering prepayment and credit loss experience.

Recognition of Rental Income. We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multi-family real estate properties, we record rental income when due from residents, and recognize it monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, we recognize rental income on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

Recognition of Fees and other income. We generate fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers and (c) providing advisory services to our customers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fees from CDOs while such CDOs are consolidated. During the years ended December 31, 2009, 2008 and 2007, we received $16.1 million, $23.2 million, and $26.0 million, respectively, of earned asset management fees, of which we eliminated $7.0 million, $12.2 million, and $19.1 million, respectively, associated with consolidated CDOs.

Investments. We invest in commercial mortgages, mezzanine loans, debt securities and other types of real estate-related assets. We account for our investments in commercial mortgages, mezzanine loans and other loans at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income on a level yield basis over the terms of the loans.

We invest in debt securities, commercial mortgages, mezzanine loans and other types of real estate-related assets. We account for our investments in securities under FASB ASC Topic 320, “Investment-Debt and Equity Securities”, and designate each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Under FASB ASC Topic 320, we record trading securities at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. We record available-for-sale securities at fair value with changes in fair value reported as a component of other comprehensive income (loss). We classify certain available-for-sale securities as trading securities when they are elected under the fair value option in accordance with FASB ASC Topic 825, “Financial Instruments.” Upon the sale of an available-for-sale security, we record the realized gain or loss on the sale as a component of earnings in the respective period. We carry held-to-maturity investments at amortized cost at each reporting period.

We account for our investments in subordinated debentures owned by trust VIEs that we consolidate as available-for-sale securities. These VIEs have no ability to sell, pledge, transfer or otherwise encumber the trust or the assets of the trust until such subordinated debenture’s maturity. We account for investments in securities where the transfer meets the criteria as a financing under FASB ASC Topic 860, “Transfers and Servicing”, at amortized cost. Our investments in security-related receivables represent securities that were transferred to issuers of CDOs in which the transferors maintained some level of continuing involvement.

We use our judgment to determine whether an investment in securities has sustained an other-than-temporary decline in value. If management determines that an investment in securities has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings, and we establish a new cost basis for the investment. Our evaluation of an other-than-temporary decline depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the estimated fair value of the investment in relation to our cost basis; the financial condition of the related entity; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery of the fair value of the investment.

Allowance for Losses, Impaired Loans and Non-Accrual Status. We maintain an allowance for losses on our investments in commercial mortgages, mezzanine loans, and other real estate-related assets. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. Management reviews loans for impairment and establishes specific reserves when a loss is probable and reasonably estimable under the provisions of FASB ASC Topic 310, “Receivables”. As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. If any trends or characteristics indicate that it is probable that other loans, with similar characteristics to those of impaired loans, have incurred a loss, we consider whether an allowance for loss is needed pursuant to FASB ASC Topic 450, “Contingencies”. Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days. Payments received for non-accrual or impaired loans are applied to principal until the loan is removed from non-accrual status or no longer impaired. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. The allowance for losses is increased by charges to operations and decreased by charge-offs (net of recoveries).

Transfers of Financial Assets. We account for transfers of financial assets under FASB ASC Topic 860 as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is accounted for as a financing. Financial assets that are treated as sales are removed from our accounts with any realized gain (loss) reflected in earnings during the period of sale. Financial assets that are treated as financings are maintained on the balance sheet with proceeds received from the legal transfer reflected as securitized borrowings, or security-related receivables.

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

In accordance with FASB ASC Topic 815, “Derivatives and Hedging”, we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in our consolidated balance sheet as either an asset or liability. For derivatives designated as fair value hedges, derivatives not designated as hedges, or for derivatives for which we elected the fair value option under FASB ASC Topic 825, the changes in fair value of the derivative instrument are recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income. Changes in the ineffective portions of cash flow hedges are recognized in earnings.

Fair Value of Financial Instruments. In accordance with FASB ASC Topic 820, “Fair Value Measurements”, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in FASB ASC Topic 820, “Fair Value Measurements” and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

Fair value for certain of our Level 3 financial instruments is derived using internal valuation models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular instrument, specific issuer information and other market data for securities without an active market. In accordance with FASB ASC Topic 820, the impact of our own credit spreads is also considered when measuring the fair value of financial assets or liabilities, including derivative contracts. Where appropriate, valuation adjustments are made to account for various factors, including bid-ask spreads, credit quality and market liquidity. These adjustments are applied on a consistent basis and are based on observable inputs where available. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions.

For further discussion on fair value of our financial instruments, see “Item 8. Financial Statements and Supplementary Data. Note 9: Fair Value of Financial Instruments.”

Recent Accounting Pronouncements. On January 1, 2009, we adopted accounting standards classified under FASB ASC Topic 805, “Business Combinations”. Among other things, this standard broadened the scope to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The adoption of this standard did not have any effect on our historical financial statements. See Note 6 for the application of this standard to transactions that occurred during the year ended December 31, 2009.

On January 1, 2009, we adopted accounting standards classified under FASB ASC Topic 810, “Consolidation”. This standard established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This standard also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Upon adoption, we reclassified amounts in our historical balance sheet financial statement caption “minority interests” to the new caption promulgated by this standard, “noncontrolling interests”. The new caption is presented within equity on the consolidated balance sheet. Furthermore, the allocation of any net income to noncontrolling interests is also presented in our consolidated statements of operations, however it is presented below net income. Upon adoption, all prior periods presented were reclassified to be comparable to the current period presentation.

On January 1, 2009, we adopted accounting standards classified under FASB ASC Topic 815 “Derivatives and Hedging”. This standard required enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under this standard, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of this standard did not have a material effect on our financial statements. See Note 8 for disclosures required by this standard.

On January 1, 2009, we adopted accounting standards classified under FASB ASC Topic 470, “Debt”. This standard clarified the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This standard requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The equity component is presented in shareholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. This standard requires retrospective application to the terms of instruments as they existed for all periods presented. Upon adoption, we recorded a discount on our issued and outstanding convertible senior notes of $2.0 million. This discount reflects the fair value of the embedded conversion option within the convertible debt instruments and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in our convertible debt agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the convertible senior notes were issued. The discount will be amortized to interest expense through April 15, 2012, the date at which holders of our convertible senior notes could require repayment. Upon adoption, all prior periods were restated to reflect the retrospective application of this standard to all prior periods. The amortization recorded during the years ended December 31, 2009, 2008 and 2007 was $0.4 million, $0.6 million and $0.2 million, respectively.

On January 1, 2009, we adopted accounting standards classified under FASB ASC Topic 860, “Transfers and Servicing”. This standard provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This standard presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction). However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and shall be evaluated separately. The adoption of this standard did not have a material effect on our consolidated financial statements.

On January 1, 2009, we adopted accounting standards classified under FASB ASC Topic 260, “Earnings Per Share”. This standard clarified whether instruments granted in share-based payment transactions should be included in the computation of earnings per share using the two-class method prior to vesting. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. Upon adoption, we classified unvested restricted shares issued under our 2008 Equity Compensation plan as participating securities. These unvested restricted shares participate equally in dividends and earnings with all of our outstanding common shares. Prior to this standard, unvested restricted shares were only included in our diluted earnings per share computation under the treasury stock method.

In April 2009, the FASB issued accounting standards classified under FASB ASC Topic 320, “Investments—Debt and Equity Securities”. This standard amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued accounting standards classified under FASB ASC Topic 825, “Financial Instruments”. This standard amended existing guidance to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also amended existing guidance to require those disclosures in summarized financial information at interim reporting periods. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if a company also elects to early adopt this standard. The adoption of this standard did not have a material effect on our consolidated financial statements. See Note 9 for disclosures required by this standard.

In April 2009, the FASB issued accounting standards classified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. This standard amended existing guidance to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This standard also provides additional guidance on circumstances that may indicate that a transaction is not orderly. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued accounting standards classified under FASB ASC Topic 855, “Subsequent Events”. This standard codifies the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. This standard does not change the definition of a subsequent event (i.e. an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. This standard was effective for us for the year ended December 31, 2009. We evaluated subsequent events and have provided the appropriate disclosures on subsequent events identified. The adoption of this standard did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued accounting standards classified under FASB ASC Topic 860, “Transfers and Servicing”, and accounting standards classified under FASB ASC Topic 810, “Consolidation”. The accounting standard classified unders FASB Topic 860 will eliminate the concept of a qualified special purpose entity, or QSPE, change the requirements for derecognizing financial assets, and require additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets. The accounting standard classified under FASB Topic 810 will change the determination of when a variable interest entity, or VIE, should be consolidated. Under this standard, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. Both of these accounting standards are effective for fiscal years beginning after November 15, 2009. Management is currently evaluating the impact that these standards may have on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This accounting standard will require new disclosures for significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfer and for Level 3 fair value measurements new disclosures will require entities to present information separately for purchases, sales, issuances, and settlements. This accounting standard will also update existing disclosures by providing fair value measurement disclosures for each class of assets and liabilities and provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new disclosures and clarifications on the existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the purchase, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Management is currently evaluating the impact this accounting standard may have on our consolidated financial statements.

Performance Measures

Assets Under Management

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

The table below summarizes our assets under management as of December 31, 2009 and December 31, 2008 (dollars in thousands):

	Assets Under Management at December 31, 2009	Assets Under Management at December 31, 2008
Commercial real estate portfolio (1)	$2,084,685	$2,162,436
Residential mortgage portfolio (2)	—	3,611,860
European portfolio (3)	1,858,578	1,928,462
U.S. TruPS portfolio (4)	6,162,790	6,478,945
Other investments	777	180

Total	$10,106,830	$14,181,883

(1)	As of December 31, 2009 and December 31, 2008, our commercial real estate portfolio was comprised of $1.2 billion and $1.5 billion, respectively, of assets collateralizing RAIT I and RAIT II, $738.2 million and $350.5 million, respectively, of investments in real estate and $106.6 million and $254.9 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(2)	On July 16, 2009, we sold our retained interests in the securitizations collateralized by our residential mortgage portfolio.
(3)	Our European portfolio is comprised of assets collateralizing Taberna Europe I and Taberna Europe II.
(4)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I through Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

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

Our board of trustees decided in January 2010 that its review and determination of dividends on RAIT’s common shares will be made when a full year of REIT taxable income is available. The board will continue to monitor RAIT’s estimated REIT taxable income during the year and intends to declare a dividend, if any, in at least the amount necessary to meet RAIT’s annual distribution requirements. The board will also consider the composition of any common dividends declared, including the option of paying a portion in cash and the balance in additional common shares. Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient. However, the Internal Revenue Service, in Revenue Procedure 2010-12, has given guidance with respect to certain stock distributions by publicly traded REITS. That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011. It provides that publicly-traded REITs can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met. These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders. RAIT did not use this Revenue Procedure with respect to any distributions for its 2009 taxable year, but has the option to do so for distributions with respect to 2010 or 2011. The board expects to continue to review and determine the dividends on RAIT’s preferred shares on a quarterly basis.

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income determined in accordance with GAAP as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Our total taxable income represents the aggregate amount of taxable income generated by us and by our domestic and foreign TRSs. REIT taxable income is calculated under U.S. federal tax laws in a manner that, in certain respects, differs from the calculation of net income pursuant to GAAP. REIT taxable income excludes the undistributed taxable income of our domestic TRSs, which is not included in REIT taxable income until distributed to us. Subject to TRS value limitations, there is no requirement that our domestic TRSs distribute their earnings to us. REIT taxable income, however, generally includes the taxable income of our foreign TRSs because we will generally be required to recognize and report our taxable income on a current basis. Since we are structured as a REIT and the Internal Revenue Code requires that we distribute substantially all of our net taxable income in the form of distributions to our shareholders, we believe that presenting the information management uses to calculate REIT net taxable income is useful to investors in understanding the amount of the minimum distributions that we must make to our shareholders so as to comply with the rules set forth in the Internal Revenue Code. Because not all companies use identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to other similarly titled measures as determined and reported by other companies.

The table below reconciles the differences between reported net income (loss), total taxable income and estimated REIT taxable income for the three years ended December 31, 2009 (dollars in thousands):

	For the Years Ended December 31
	2009	2008	2007
Net income (loss), as reported	$(440,981)	$(619,185)	$(437,478)
Add (deduct):
Provision for losses	226,567	145,584	21,044
Charge-offs on allowance for losses	(136,822)	—	—
Domestic TRS book-to-total taxable income differences:
Income tax provision (benefit)	(958)	(2,137)	(10,784)
Fees received and deferred in consolidation	—	1,080	26,947
Stock compensation, forfeitures and other temporary tax differences	829	6,060	24,577
Capital losses not offsetting capital gains and other temporary tax differences	—	32,059	1,153
Asset impairments, net of noncontrolling interests of $(85,800) for the year ended December 31, 2007	46,015	67,052	431,652
Capital losses not offsetting capital gains and other temporary tax differences	377,096	—	(17,471)
Change in fair value of financial instruments, net of noncontrolling interests (1)	(23,822)	346,401	—
Amortization of intangible assets	1,407	17,077	61,269
CDO investments aggregate book-to-taxable income differences (2)	(69,314)	111,338	60,318
Accretion of (premiums) discounts	(211)	(3,562)	2,515
Other book to tax differences	189	1,118	4,779

Total taxable income (loss)	(20,005)	102,885	168,521
Less: Taxable income attributable to domestic TRS entities	(4,051)	(21,278)	(23,846)
Plus: Dividends paid by domestic TRS entities	5,013	25,750	16,103
Less: Deductible preferred dividends	—	(13,641)	(11,817)

Estimated REIT taxable income (loss)	$(19,043)	$93,716	$148,961

(1)	Change in fair value of financial instruments is reported net of allocation to noncontrolling interests of $(22,259), $(206,036) and $0, for the years ended December 31, 2009, 2008 and 2007, respectively.
(2)	Amounts reflect the aggregate book-to-taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.

For the year ended December 31, 2009, we paid no common dividends. For tax reporting purposes, the preferred dividends that we paid in 2009 were classified as 100% return of capital for those shareholders who held our preferred shares for the entire year.

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

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

Investment interest income. Investment interest income decreased $309.3 million, or 44.7%, to $382.0 million for the year ended December 31, 2009 from $691.3 million for the year ended December 31, 2008. This net decrease was primarily attributable to decreases in interest income of: $111.7 million resulting from the disposition of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations in June 2009 and $109.6 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease primarily resulted from $304.0 million in total principal amount of investments on non-accrual status as of December 31, 2009, 27 new properties, representing $515.5 million of investments in commercial loans, transitioned from loans to real estate owned since December 31, 2008 and the reduction in short-term LIBOR of approximately 2.2% during the year ended December 31, 2009 compared to the year ended December 31, 2008.

Investment interest expense. Investment interest expense decreased $229.7 million, or 47.3%, to $255.6 million for the year ended December 31, 2009 from $485.3 million for the year ended December 31, 2008. This net decrease was primarily attributable to decreases in interest expense of: $89.1 million resulting from the disposition of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations in June 2009 and $101.5 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease is primarily attributable to $5.2 million resulting from repurchases of our convertible senior notes and the effect on our floating rate indebtedness from the reduction in short-term LIBOR of approximately 2.2% during the year ended December 31, 2009 compared to the year ended December 31, 2008.

Rental income. Rental income increased $34.0 million to $53.2 million for the year ended December 31, 2009 from $19.2 million for the year ended December 31, 2008. This increase was primarily attributable to 27 new properties, with direct real estate investments of $416.7 million, acquired or consolidated since December 31, 2008.

Fee and other income. Fee and other income increased $5.1 million, or 24.1%, to $26.5 million for the year ended December 31, 2009 from $21.4 million for the year ended December 31, 2008. We received $8.4 million of fee income from our restructuring advisory services, $6.2 million of property management fees and reimbursement income associated with our property management activities that we acquired in May 2009 offset by $7.5 million of lower origination fees from our domestic and European origination activities during the year ended December 31, 2009 as compared to 2008 and $2.0 million of decreased asset management fees resulting from decreased collateral performance in several of our managed CDOs.

Expenses

Real estate operating expense. Real estate operating expense increased $31.3 million to $47.4 million for the year ended December 31, 2009 from $16.1 million for the year ended December 31, 2008. This increase was primarily attributable to 27 new properties, with direct real estate investments of $416.7 million, acquired or consolidated since December 31, 2008.

Compensation expense. Compensation expense decreased $2.2 million, or 7.5%, to $27.6 million for the year ended December 31, 2009 from $29.8 million for the year ended December 31, 2008. This decrease was primarily due to a reduction in salary and bonus compensation costs of $5.3 million during the year ended

December 31, 2009 and lower stock-based compensation amortization of $3.4 million resulting from the vesting of certain restricted shares and phantom units subsequent to December 31, 2008 offset by $6.5 million of compensation costs associated with the property management activities that were acquired in May 2009.

General and administrative expense. General and administrative expense decreased $0.1 million, or 0.7%, to $21.8 million for the year ended December 31, 2009 from $21.9 million for the year ended December 31, 2008. This decrease is primarily due to a $0.5 million decrease in investment monitoring costs due to the termination of a shared services agreement in July 2008 and $1.3 million of lower consulting and professional fees in 2009 as compared to 2008 offset by $1.7 million of higher insurance and rent expenses.

Provision for losses. The provision for losses relates to our investments in our residential mortgages and commercial mortgage loan portfolios. The provision for losses increased by $63.8 million for the year ended December 31, 2009 to $226.6 million as compared to $162.8 million for the year ended December 31, 2008. This increase is due to increased delinquencies in our residential mortgage portfolios during our ownership period and an increase in our impaired loans within our commercial real estate loan portfolio. During the year ended December 31, 2009, we have transitioned 27 loans to real estate owned properties, with direct real estate investments of $416.7 million and realized losses of $98.8 million when these loans were converted from impaired loans to owned real estate. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Asset impairments. For the year ended December 31, 2009, we recorded asset impairments totaling $46.0 million that were associated with certain investments in loans and available-for-sale securities for which we did not elect the fair value option under FASB ASC Topic 825, “Financial Instruments.” In making this determination, management considered the estimated fair value of the investments in relation to our cost bases, the financial condition of the related entity and our intent and ability to hold the investments for a sufficient period of time to recover our investments. For the identified investments, management believes full recovery is not likely and wrote down the investments to their current recovery value, or estimated fair value. For the year ended December 31, 2008, we recorded asset impairments totaling $67.1 million that were associated with certain intangible assets and certain investments in loans, available-for-sale securities and other assets for which we did not elect the fair value option.

Depreciation expense. Depreciation expense increased $15.8 million to $22.5 million for the year ended December 31, 2009 from $6.7 million for the year ended December 31, 2008. This increase was primarily attributable to 27 new properties, with direct real estate investments of $416.7 million, acquired or consolidated since December 31, 2008 as well as increased depreciation of furniture and fixtures we added since December 31, 2008.

Amortization of intangible assets. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006 and Jupiter Communities on May 1, 2009. Amortization expense decreased $15.7 million to $1.4 million for the year ended December 31, 2009 from $17.1 million for the year ended December 31, 2008. This decrease resulted from the full amortization of some of the identified intangibles ($59.5 million had a useful life of 18 months or less).

Other Income (Expense)

Interest and other income. Interest and other income increased $5.2 million to $6.6 million for the year ended December 31, 2009 from $1.4 million for the year ended December 31, 2008. This increase is primarily due to higher interest income attributable to cash deposits and non-operating income associated with the 27 new properties that we acquired or consolidated since December 31, 2008.

Gains (losses) on sale of assets. Gains (losses) on sale of assets are primarily attributable to the disposition of four Taberna securitizations and six residential mortgage securitizations. On June 25, 2009, we sold all of our retained interests and a portion of our non-investment grade debt in the four Taberna securitizations. On July 16, 2009, we sold all of our retained interests in our six residential mortgage securitizations. For the year ended December 31, 2009, we recorded losses on sale of assets of $313.8 million associated with the disposition of the Taberna securitizations and $61.8 million associated with the disposition of the residential mortgage portfolio.

Gains on extinguishment of debt. Gains on extinguishment of debt during the year ended December 31, 2009 are primarily attributable to the repurchase of $103.8 million in aggregate principal amount of convertible senior notes and $55.0 million in aggregate principal amount of CDO notes payable. The debt was repurchased from the market for a total purchase price of $60.7 million, including $2.2 million of accrued interest, and we recorded gains on extinguishment of debt of $97.8 million. On December 1, 2009, we completed an exchange offer for $34.0 million aggregate principal amount of convertible senior notes whereby we issued 8,126,000 of our common shares and paid $3.6 million of cash, including $0.5 million of accrued interest, as consideration. As a result of the exchange offer, we recorded gains on extinguishment of debt of $18.1 million.

Change in fair value of free-standing derivatives. The change in fair value of free-standing derivatives represents the earnings (loss) on (of) our first-dollar risk of loss associated with our warehouse facilities. During the year ended December 31, 2008, our warehouse agreements terminated with the respective financial institutions and we recorded a loss of $32.1 million on our warehouse deposits. We have no further obligations under these warehouse agreements and we have not entered into any new warehouse facilities subsequent to December 31, 2008.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the financial assets, liabilities and derivatives as to which we have elected to record fair value adjustments under FASB ASC Topic 825, “Financial Instruments.” Our election to record these assets at fair value was effective on January 1, 2008, the effective date of the fair value option. Our election impacted the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the years ended December 31, 2009 and 2008, the fair value adjustments we recorded were as follows (dollars in thousands):

	For the Year Ended December 31
Description	2009	2008
Change in fair value of trading securities and security-related receivables	$(158,273)	$(1,737,305)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	153,459	1,579,689
Change in fair value of derivatives	6,377	(394,821)

Change in fair value of financial instruments	$1,563	$(552,437)

Income tax benefit (provision). We maintain several domestic and foreign TRS entities that are subject to U.S. federal, state and local income taxes and foreign taxes. For the year ended December 31, 2009, the total benefit for income taxes was $1.0 million, a decrease of $1.1 million from a benefit of $2.1 million for the year ended December 31, 2008. The tax benefits were primarily attributable to operating losses at several of our domestic TRS entities during the years ended December 31, 2009 and 2008.

Discontinued operations. Losses from discontinued operations decreased $0.4 million to a loss of $1.7 million for the year compared from a loss of $2.1 million for the year ended December 31, 2008. The decrease is primarily attributable to a $2.1 million loss on a VIE that was deconsolidated in March 2009 offset by a gain of $0.5 million on a property that was sold during July 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue

Investment interest income. Investment interest income decreased $201.9 million, or 22.6%, to $691.3 million for the year ended December 31, 2008 from $893.2 million for the year ended December 31, 2007. This net decrease was primarily attributable to: decreases in interest income of $120.1 million on approximately $1.5 billion of investments resulting from the deconsolidation of our Taberna II and Taberna V CDOs during the latter half of 2007, $17.7 million from the sale of other securities subsequent to December 31, 2007 and $25.2 million from approximately $469.7 million in repayments on our residential mortgage loans; these decreases were offset by an increase in interest income of $36.6 million from the closing and consolidation of Taberna VIII in March 2007 and Taberna IX in June 2007. The remaining decrease was primarily related to the reduction in short-term LIBOR of approximately 2.4% during the year ended December 31, 2008 compared to the year ended December 31, 2007 and $879.7 million in total principal amount of investments on non-accrual status as of December 31, 2008 compared to $287.9 million as of December 31, 2007.

Investment interest expense. Investment interest expense decreased $213.5 million, or 30.6%, to $485.3 million for the year ended December 31, 2008 from $698.6 million for the year ended December 31, 2007. This net decrease was primarily attributable to: decreases in interest expense of $97.0 million on approximately $1.5 billion of indebtedness resulting from the deconsolidation of our Taberna II and Taberna V CDOs during the latter half of 2007, $42.4 million from reductions in our repurchase agreements and other indebtedness used to finance various investments on a short-term basis, $29.1 million from repayments of our residential mortgage-backed securities used to finance our residential mortgage portfolio and $3.0 million related to the write-off of unamortized deferred financing costs resulting from the termination of a line of credit in April 2007; these decreases were offset by increases in interest expense of $12.8 million from the issuance of CDO notes payable from RAIT II in June 2007, $6.6 million from the closing and consolidation of Taberna IX in June 2007 and $8.2 million from the issuance of convertible senior notes in April 2007. The remaining decrease was primarily related to the reduction in short-term LIBOR of approximately 2.4% during the year ended December 31, 2008 compared to the year ended December 31, 2007 and the inclusion of interest cost of hedges as a component of the change in the fair value of financial instruments during the year ended December 31, 2008 due to the adoption of the fair value option, which is now classified under FASB ASC Topic 825, on January 1, 2008.

Rental income. Rental income increased $7.9 million, or 69.7%, to $19.2 million for the year ended December 31, 2008 from $11.3 million for the year ended December 31, 2007. This increase was primarily attributable to ten new properties, with total assets of approximately $284.8 million, acquired or consolidated since or during the year ended December 31, 2007.

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

Expenses

Real estate operating expense. Real estate operating expense increased $6.1 million to $16.1 million for the year ended December 31, 2008 from $10.0 million for the year ended December 31, 2007. This increase was primarily attributable to ten new properties, with total assets of approximately $284.8 million, acquired or consolidated since or during the year ended December 31, 2007.

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

Stock forfeitures. Stock forfeitures resulted in $9.7 million of expense during 2007 due to the forfeiture of 322,000 phantom units by certain of our executive officers in December 2007. In January 2007, the board of trustees awarded these phantom units to our executive officers and had a grant date fair value of $11.8 million. The awards vested over four years. In December 2007, these executive officers voluntarily forfeited the awards which was treated as a capital contribution to us under FASB ASC Topic 718, “Compensation-Stock Compensation.” The unamortized portion of the forfeited awards was charged to stock forfeiture expense and recorded as an increase to additional paid-in capital.

Provision for losses. The provision for losses relates to our investments in residential mortgages and mortgage-related receivables and our commercial mortgage loan portfolio. The provision for losses increased by $141.1 million for the year ended December 31, 2008 to $162.8 million as compared to $21.7 million for the year ended December 31, 2007. After December 31, 2007, delinquencies in our residential mortgage portfolio increased by $184.3 million, including $86.7 million in real estate-owned, bankruptcy or foreclosure property, and by $124.8 million in our commercial loan portfolio. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue or adjust our loan loss reserve as circumstances or conditions change. As of December 31, 2008, $186.0 million of our commercial mortgages and mezzanine loans and $236.0 million of our residential mortgages and mortgage-related receivables were on non-accrual status.

Asset impairments. For the year ended December 31, 2008, we recorded asset impairments totaling $67.1 million that were associated with certain intangible assets and certain investments in loans, available-for-sale securities and other assets for which we did not elect FASB ASC Topic 825. In making this determination, management considered the estimated fair value of the investments in relation to our cost basis, the financial condition of the related entity and our intent and ability to hold the investments for a sufficient period of time to recover our investments. For the identified investments, management believed full recovery was not likely and wrote down the investments to their current recovery value, or estimated fair value. Asset impairments were comprised of $8.5 million of impairment in our investments in loans, $22.6 million of other-than-temporary impairment in available-for-sale securities and $6.9 million of other-than-temporary impairment in other assets. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” Due to current market and economic conditions, management evaluated the carrying value of intangible assets and recorded impairment expense of $29.1 million during the year ended December 31, 2008. Asset impairments totaling $517.5 million for the year ended December 31, 2007 were recorded prior to the adoption of the fair value option, which is now classified as FASB ASC Topic 825, and were comprised of other-than-temporary impairment of $428.7 million associated with investments in securities, $13.2 million of impairment expense associated with intangible assets and $75.6 million of impairment associated with goodwill.

Depreciation expense. Depreciation expense increased $1.0 million to $6.7 million for the year ended December 31, 2008 from $5.7 million for the year ended December 31, 2007. This increase was primarily attributable to ten new properties, with total assets of $284.8 million, acquired or consolidated since or during the year ended December 31, 2007.

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

Other Income (Expense)

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

Gains (losses) on sales of assets. Gains on sale of assets were $0.8 million for the year ended December 31, 2008 compared to losses on sale of assets of $109.9 million for the year ended December 31, 2007. The gains on sale of assets during the year ended December 31, 2008 were associated with the sales of investments in securities and other assets. Losses on sales of assets was $109.9 million for the year ended December 31, 2007. The losses on sales of assets during 2007 was comprised of $10.2 million associated with the sales of other securities that we held in our investment portfolio and $99.7 million of losses relating to the sale of the net assets of Taberna II and Taberna V during 2007. In November and December 2007, we sold a portion of our interests in these CDOs such that we were not determined to be the primary beneficiary under accounting standards classified under FASB ASC Topic 810, “Consolidations”, of these VIEs. For accounting purposes, the deconsolidation of these VIEs is treated as a sale of their net assets for no consideration and a resulting gain from deconsolidation of VIEs.

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

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the financial assets, liabilities and derivatives whereby we have elected to record fair value adjustments under the fair value option, which is now classified under FASB Topic 825. Our election to record these assets at fair value was effective on January 1, 2008, the effective date of the fair value option. Our election impacted the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the year ended December 31, 2008, the fair value adjustments we recorded were as follows (dollars in thousands):

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

Discontinued operations. Losses from discontinued operations of $2.1 million and $1.5 million during the years ended December 31, 2008 and 2007 related to two real estate properties. One property was sold in September 2007 and the remaining property is held for sale.

Securitization Summary

Overview. We have used securitizations, mainly through CDOs, to match fund the interest rates and maturities of our assets with the interest rates and maturities of the related financing. This strategy has helped us reduce interest rate and funding risks on our portfolio for the long-term. To finance our investments in the foreseeable future, management will seek to structure match funded financing through reinvesting asset repayments in our existing securitizations, loan participations, bank lines of credit, joint-venture opportunities and other methods that preserve our capital while making investments that generate an attractive return.

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

We manage 13 CDO securitizations with varying amounts of retained or residual interests held by us. Four of these CDOs are consolidated in our financial statements as follows: Taberna Preferred Funding VIII, Ltd., or Taberna VIII, Taberna Preferred Funding IX, Ltd., or Taberna IX, RAIT CRE CDO I, Ltd., or RAIT I and RAIT Preferred Funding II, Ltd., or RAIT II. In general, we receive senior asset management fees, based on the amount of collateral assets, as a priority ahead of debt service payments. These CDOs contain interest coverage and overcollateralization triggers, or OC Triggers, that must be met in order for us to receive our subordinated management fees and our lower-rated debt or residual equity returns.

If the interest coverage or OC Triggers are not met, in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying payment defaults, paying down the CDO notes payable or other actions permitted under the relevant CDO indenture.

As of December 31, 2009, all of our CDOs we manage other than RAIT I and RAIT II , totaling $8.0 billion of our assets under management, were not passing their required interest coverage or OC Triggers and we received only senior asset management fees and interest on certain of the more senior-rated debt owned by us related to these CDO transactions. Events of default exist in four unconsolidated CDOs we manage, totaling $2.9 billion of our assets under management, as of February 2010 due to the non-payment of interest to certain non-controlling class note holders. An event of default may be cause for our removal as collateral manager of these CDOs in limited circumstances where an event of default is caused by a breach or default of the collateral manager. However, we do not believe these circumstances exist and do not expect these events of default will restrict our ability to continue to manage these entities and receive the senior asset management fees. We are unable to predict with certainty which CDOs, in the future, will experience events of default or which, if any, remedies the appropriate note holders may seek to exercise in the future. We continue to receive all of our management fees, interest and residual returns on our two commercial real estate CDOs, RAIT I and RAIT II, and all applicable interest coverage and OC Triggers continue to be met for these securitizations.

A summary of the CDO investments in our consolidated securitizations as of the most recent payment information is as follows (dollars in millions):

•

Taberna VIII—Taberna VIII has $713.0 million of total collateral, of which $85.1 million is defaulted. The current overcollateralization (O/C) test is failing at 93.6% with an O/C trigger of 103.5%. We have invested $133.0 million in this CDO. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

Taberna IX—Taberna IX has $723.5 million of total collateral, of which $91.6 million is defaulted. The current O/C test is failing at 84.6% with an O/C trigger of 105.4%. We have invested $186.5 million in this CDO. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

RAIT I—RAIT I has $1.0 billion of total collateral, of which $88.1 million is defaulted. The current O/C test is passing at 117.5% with an O/C trigger of 116.2%. We have invested $223.5 million in this CDO. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our senior collateral management fees.

•

RAIT II—RAIT II has $821.8 million of total collateral, of which $24.3 million is defaulted. The current O/C test is passing at 115.2% with an O/C trigger of 111.7%. We have invested $230.7 million in this CDO. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our senior collateral management fees.

Generally, our investments in the subordinated notes and equity securities in our consolidated CDOs are subordinate in right of payment and in liquidation to the senior notes issued by the CDOs. We may also own common shares, or the non-economic residual interest, in certain of the entities above.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs. The disruption in the credit markets has reduced our liquidity and capital resources and has generally increased the cost of any new sources of liquidity over historical levels. Due to current market conditions, the cash flow to us from a number of the securitizations we sponsored has been reduced or eliminated and we do not expect to sponsor new securitizations to provide us with long-term financing for the foreseeable future. We are seeking to expand our use of secured lines of credit while developing other financing resources that will permit us to originate or acquire new investments generating attractive returns while preserving our capital, such as loan participations and joint venture financing arrangements.

We expect to continue to receive substantial cash flow from our investment portfolio. Our securitizations RAIT I and RAIT II, collateralized by U.S. commercial real estate loans, continue to perform and make distributions on our retained interests and pay us management fees. While our managed securitizations secured by TruPS or European investments are currently failing several of their respective over-collateralization tests and/or have suffered events of default, we continue to receive our senior management fees from these securitizations. We believe our available cash and restricted cash balances, other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months. Should our liquidity needs exceed our available sources of liquidity, we believe that our assets could be sold directly to raise additional cash. We may not be able to obtain additional financing when we desire to do so, or may not be able to obtain desired financing on terms and conditions acceptable to us. If we fail to obtain additional financing, our ability to maintain or grow our business will be constrained.

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs;

•	to repurchase our common shares; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $25.0 million as of December 31, 2009;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our vertically integrated commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings; and

•	proceeds from future offerings of our common and preferred shares.

Cash Flows

As of December 31, 2009 and 2008, we maintained cash and cash equivalents of $25.0 million and $27.5 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2009	2008	2007
Cash flows from operating activities	$65,013	$141,998	$183,043
Cash flows from investing activities	253,004	542,525	(1,524,252)
Cash flows from financing activities	(320,446)	(785,047)	1,369,829

Net change in cash and cash equivalents	(2,429)	(100,524)	28,620
Cash and cash equivalents at beginning of period	27,463	127,987	99,367

Cash and cash equivalents at end of period	$25,034	$27,463	$127,987

Our principal source of cash flow is from our investing activities. Our cash inflow from investing activities primarily resulted from $269.5 million of principal repayments on loans and investments. The reduction in cash inflow from our investing activities during 2009 as compared to 2008 reflects the lower volume of repayments within our loans and investment portfolios.

The cash outflow from our financing activities during 2009 has declined when compared to 2008 due to a reduction in the amount of debt repayments or repurchases as well as reduction in dividends to common shares to zero during 2009, as compared to $108.1 million in 2008. The reduction in dividends on our common shares occurred because we recorded a loss for REIT taxable income purposes and therefore, we were not required to pay any dividends on our common shares to maintain our REIT status.

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

Our two commercial real estate securitized financing arrangements, RAIT I and RAIT II, include a revolving credit option that allows us to repay the AAA rated debt tranches totaling $475.0 million as loan repayments occur, and then draw up to the available committed amounts during the first five years of each facility. At December 31, 2009, these revolvers are fully utilized and have no additional capacity. We have $38.5 million of restricted cash in our two CRE securitizations to invest in commercial loans as of December 31, 2009, subject to future funding commitments and borrowing requirements.

Capitalization

Debt Financing.

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2009 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
Convertible senior notes (1)	$246,363	$245,885	6.9%	Apr. 2027
Secured credit facilities	49,994	49,994	4.8%	Feb. 2011 to Dec. 2011
Senior secured notes	43,000	43,000	12.5%	Apr. 2014
Loans payable on real estate	17,500	17,500	4.8%	Apr. 2010
Junior subordinated notes, at fair value (2)	38,052	17,004	8.7%	Mar. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	420,009	398,483	7.3%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (3)(4)	1,396,750	1,396,750	0.7%	2036 to 2045
CDO notes payable, at fair value (2)(3)(5)	1,185,061	146,557	0.9%	2035 to 2038
Loans payable on real estate	64,461	64,461	5.6%	Aug. 2010 to Aug. 2016
Trust preferred obligations, at fair value (2)	132,375	70,872	1.9%	2036

Total non-recourse indebtedness	2,778,647	1,678,640	0.9%

Total indebtedness	$3,198,656	$2,077,123	1.8%

(1)	Our convertible senior notes are redeemable, at the option of the holder, in April 2012.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825, “Financial Instruments”.
(3)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(4)	Collateralized by $1.8 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(5)	Collateralized by $1.4 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2009 was $830.2 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by RAIT or RAIT Partnership. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (that is, CDOs and other securitization vehicles) and loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the year ended December 31, 2009 is as follows:

Recourse Indebtedness

Convertible senior notes. On April 18, 2007, we issued and sold in a private offering to qualified institutional buyers, $425.0 million aggregate principal amount of 6.875% convertible senior notes due 2027. After deducting the initial purchaser’s discount and the estimated offering expenses, we received approximately $414.3 million of net proceeds. Interest on the convertible notes is paid semi-annually and the convertible notes mature on April 15, 2027.

Prior to April 20, 2012, the senior notes are not redeemable at RAIT’s option, except to preserve RAIT’s status as a REIT. On or after April 20, 2012, RAIT may redeem all or a portion of the convertible notes at a redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any. Convertible note holders may require RAIT to repurchase all or a portion of the convertible notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any, on the convertible notes on April 15, 2012, April 15, 2017, and April 15, 2022, or upon the occurrence of certain change in control transactions prior to April 20, 2012.

Prior to April 15, 2026, upon the occurrence of specified events, the convertible notes will be convertible at the option of the holder at an initial conversion rate of 28.6874 shares per $1,000 principal amount of convertible notes. The initial conversion price of $34.86 represents a 27.5% premium to the per share closing price of $27.34 on the date the offering was priced. Upon conversion of convertible notes by a holder, the holder will receive cash up to the principal amount of such convertible notes and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, at the option of RAIT in cash or RAIT’s common shares. The initial conversion rate is subject to adjustment in certain circumstances. We include the convertible notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

On January 1, 2009, we adopted accounting standards classified under FASB ASC Topic 470, “Debt”. Upon adoption, we recorded a retrospective discount on our issued and outstanding convertible notes of $2.0 million. This discount reflects the fair value of the embedded conversion option within the convertible debt instruments and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in the indenture relating to the convertible notes agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the convertible notes were issued. The discount will be amortized to interest expense through April 15, 2012, the date at which holders of our convertible notes could require repayment. Upon adoption, all prior periods were revised to reflect the retroactive adoption of the standard and total discount amortization recorded through December 31, 2008 was $0.6 million.

During the year ended December 31, 2009, we repurchased from the market, a total of $103.8 million in aggregate principal amount of convertible notes for a total consideration of $54.5 million, including the issuance of a $43.0 million senior secured note. See “Senior Secured Note” below. During 2009, we also exchanged $34.0 in aggregate principal amount of convertible notes for 8.1 million of our common shares and $3.1 million of cash, for total consideration of $14.0 million based on our closing stock price of $1.34 per share on December 29, 2009, the date our exchange offer was completed. See “Exchange Offer” below. As a result of these transactions, we recorded gains on extinguishment of debt of $64.9 million, net of deferred financing costs and unamortized discounts that were written off.

During the year ended December 31, 2008, we repurchased, from the market, a total of $40.8 million in aggregate principal amount of convertible notes for a total purchase price of $18.7 million. As a result, we recorded gains on extinguishment of debt of $21.2 million, net of deferred financing and unamortized discounts that were written off.

Secured credit facilities. As of December 31, 2009, we have borrowed an aggregate amount of $50.0 million under three secured credit facilities, each with a different bank. All of our secured credit facilities are secured by designated commercial mortgages and mezzanine loans. As of December 31, 2009, the first secured credit facility had an unpaid principal balance of $21.3 million which is payable in December 2011 under the current terms of this facility. As of December 31, 2009, the second secured credit facility had an unpaid principal balance of $22.2 million. This facility terminates in April 2010 and the unpaid principal balance at that time is payable in April 2011. As of December 31, 2009, the third secured credit facility had an unpaid principal balance of $6.5 million. We are amortizing this balance with monthly principal repayments of $0.5 million which will result in the full repayment of this credit facility by February 2011.

Senior secured notes. On July 31, 2009, pursuant to a securities purchase agreement, we purchased from Mr. Marx $98.3 million aggregate principal amount of our convertible notes for a purchase price of $53.0 million. The purchase price consisted of (a) $43.0 million 12.5% Senior Secured Note due 2014 issued by us, or the senior secured note, and (b) $10.0 million in cash. We also paid to Mr. Marx $2.0 million of accrued and unpaid interest on the convertible notes through July 31, 2009.

The senior secured note bears interest at a rate of 12.5% per year and is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The senior secured note matures on April 20, 2014 unless previously prepaid in accordance with its terms prior to such date. The senior secured note is fully and unconditionally guaranteed by two of our wholly owned subsidiaries, or the guarantors: RAIT Asset Holdings II Member, LLC, or RAHM, and RAIT Asset Holdings II, LLC, or RAH2. RAHM is the sole member of RAH2 and has pledged the equity of RAH2 to secure its guarantee. RAH2’s assets consist of $100.0 million in par amount of certain CDO notes payable issued by RAIT’s consolidated securitizations RAIT CRE CDO I, LTD., RAIT Preferred Funding II, LTD., Taberna Preferred Funding VIII, Ltd., and Taberna Preferred Funding IX, Ltd. The senior secured note is not convertible into equity securities of RAIT.

The maturity date of the senior secured note may be accelerated upon the occurrence of specified customary events of default, the satisfaction of any related notice provisions and the failure to remedy such event of default, where applicable. These events of default include: our failure to pay any amount of principal or interest on the senior secured note when due; our failure or the failure of any guarantor to perform on any obligation of its or their part in any transaction document; and events of bankruptcy, insolvency or reorganization affecting us or any guarantor.

Junior subordinated notes, at fair value. On October 16, 2008, we issued $38.1 million principal amount of junior subordinated notes to a third party and received $15.5 million of net cash proceeds. Of the total amount of junior subordinated notes issued, $18.7 million has a fixed interest rate of 8.65% through March 30, 2015 with a floating rate of LIBOR plus 400 basis points thereafter and a maturity date of March 30, 2035. The remaining $19.4 million has a fixed interest rate of 9.64% and a maturity date of October 30, 2015. At issuance, we elected to record these junior subordinated notes at fair value under the fair value option, with all subsequent changes in fair value recorded in earnings. As of December 31, 2009, we have $38.1 million unpaid principal associated with this indebtedness. The fair value, or carrying amount, of this indebtedness was $17.0 million as of December 31, 2009.

Junior subordinated notes, at amortized cost. On February 12, 2007, we formed Taberna Funding Capital Trust I which issued $25.0 million of trust preferred securities to investors and $0.1 million of common securities to us. The combined proceeds were used by Taberna Funding Capital Trust I to purchase $25.1 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Taberna Funding Capital Trust I and mature on April 30, 2037, but are callable, at our option, on or after April 30, 2012. Interest on the junior subordinated notes is payable quarterly at a fixed rate of 7.69% through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.50%. These junior subordinated notes issued by us are outstanding as of December 31, 2009 and 2008.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their OC Trigger tests as of December 31, 2009.

During the year ended December 31, 2009, we repurchased, from the market, a total of $55.0 million in aggregate principal amount of CDO notes payable issued by RAIT I and RAIT II. The aggregate purchase price was $4.0 million and we recorded gains on extinguishment of debt of $51.0 million.

During 2008, we repurchased from the market a total of $3.0 million in aggregate principal amount of CDO notes payable associated with RAIT I. The total purchase price was $0.8 million and we recorded gains on extinguishment of debt of $2.2 million.

CDO notes payable, at fair value. As of January 1, 2008, we adopted the fair value option, which is now classified under FASB ASC Topic 825, and elected to record CDO notes payable at fair value. These CDO notes payable are collateralized by securities, security-related receivables and loans. At adoption, we decreased the carrying amount of these CDO notes payable by $1.5 billion to reflect these liabilities at fair value in our financial statements. The change in fair value of these CDO notes payable was a decrease of $49.3 million and $1.4 billion for the years ended December 31, 2009 and 2008, respectively, and was included in our consolidated statements of operations.

Both of our Taberna consolidated CDOs are failing OC Triggers which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC Trigger failures are due to defaulted collateral assets and credit risk securities. During the year ended December 31, 2009, $34.5 million of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Loans payable on real estate. As of December 31, 2009 and 2008, we had $81.9 million and $52.3 million, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate and other loans. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheet.

Trust preferred obligations. Trust preferred obligations finance subordinated debentures acquired by Trust VIEs that are consolidated by us for the portion of the total TruPS that are owned by entities outside of the consolidated group. These trust preferred obligations bear interest at either variable or fixed rates until maturity, generally 30 years from the date of issuance. The Trust VIE has the ability to prepay the trust preferred obligation at any time, without prepayment penalty, after five years. We do not control the timing or ultimate payment of the trust preferred obligations.

As of January 1, 2008, we adopted the fair value option, which is now classified under FASB ASC Topic 825, and elected to record trust preferred obligations at fair value. At adoption, we decreased the carrying amount of the trust preferred obligations by $52.1 million to reflect these liabilities at fair value in our financial statements. The change in fair value of the trust preferred obligations was a decrease of $104.2 million and $145.4 million for the years ended December 31, 2009 and 2008, respectively, and was included in our consolidated statements of operations.

Exchange Offer

On December 29, 2009, we completed our previously announced exchange offer to exchange convertible notes for common shares and cash. Holders of our convertible notes tendered $34.0 million aggregate principal amount of our convertible notes. Pursuant to the terms of the Exchange Offer, we issued 8,126,000 common shares and paid $3.1 million of cash as consideration for the exchanged notes. For each $1,000 principal amount of our convertible notes exchanged, the holder received the following: (i) 239 common shares, (ii) a cash payment of $91.50 and (iii) accrued and unpaid interest on the convertible notes to, but excluding, the settlement date, paid in cash. As a result of the exchange offer, we recorded gains on extinguishment of debt of approximately $18.1 million.

Equity Financing.

Preferred Shares

In 2004, we issued 2,760,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, or Series A Preferred Shares, for net proceeds of $66.6 million. The Series A Preferred Shares accrue cumulative cash dividends at a rate of 7.75% per year on the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series A Preferred Shares have no maturity date and we are not required to redeem the Series A Preferred Shares at any time. On or after March 19, 2009, we may, at our option, redeem the Series A Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

In 2004, we issued 2,258,300 shares of our 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, or Series B Preferred Shares, for net proceeds of $54.4 million. The Series B Preferred Shares accrue cumulative cash dividends at a rate of 8.375% per year on the $25.00 liquidation preference, equivalent to $2.09375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series B Preferred Shares have no maturity date and we are not required to redeem the Series B Preferred Shares at any time. On or after October 5, 2009, we may, at our option, redeem the Series B Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

On July 5, 2007, we issued 1,600,000 shares of our 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, or the Series C Preferred Shares, in a public offering at an offering price of $25.00 per share. After offering costs, including the underwriters’ discount, and expenses of $1.7 million, we received $38.3 million of net proceeds. The Series C Preferred Shares accrue cumulative cash dividends at a rate of 8.875% per year on the $25.00 liquidation preference and are paid on a quarterly basis. The Series C Preferred Shares have no maturity date and we are not required to redeem the Series C Preferred Shares at any time. We may not redeem the Series C Preferred Shares before July 5, 2012, except for the special optional redemption to preserve our tax qualification as a REIT. On or after July 5, 2012, we may, at our option, redeem the Series C Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

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

On January 26, 2010, our board of trustees declared a first quarter 2010 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on March 31, 2010 to holders of record on March 1, 2010.

Common Shares

- Share Repurchases

On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75.0 million of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions. We have not repurchased any common shares under this plan as of December 31, 2009.

On January 26, 2010, the compensation committee approved a cash payment to the Board’s eight non-management trustees intended to constitute a portion of their respective 2010 annual non-management trustee compensation. The cash payment was subject to terms and conditions set forth in a letter agreement, or the letter agreement, between each of the non-management trustees and RAIT. The terms and conditions included a requirement that each trustee use a portion of the cash payment to purchase RAIT’s common shares in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The aggregate amount required to be used by all of the non-management trustees to purchase common shares is $0.2 million.

-Equity Compensation

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

On January 26, 2010, the compensation committee awarded 1,500,000 phantom units, valued at $1.9 million using our closing stock price of $1.27, to our executive officers. Half of these awards vested immediately and the remainder vests in one year. On January 26, 2010, the compensation committee awarded 500,000 phantom units, valued at $0.6 million using our closing stock price of $1.27, to our non-executive officer employees. These awards generally vest over three-year periods.

-Exchange Offer

On December 29, 2009, we completed our previously announced exchange offer to exchange $34.0 million of our convertible notes for common shares and cash. Pursuant to the terms of the Exchange Offer, we issued 8,126,000 common shares and paid $3.1 million of cash as consideration for the exchanges notes. See “Exchange Offer” above.

-DRSPP

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance 10,000,000 common shares. During the year ended December 31, 2009, we issued a total of 1.3 million common shares pursuant to the DRSPP at a weighted-average price of $1.52 per share and received $2.0 million of net proceeds. On January 26, 2010, our board approved increasing the number of common shares available for issuance under the DRSPP by 7,248,436 common shares so that, with the 4,751,564 common shares previously authorized for issuance under the DRSPP that remain available for issuance, 12,000,000 common shares, in the aggregate, would be available for issuance under the DRSPP upon the registration under the Securities Act of 1933, as amended, of the common shares added to the DRSPP.

-SEDA

On January 13, 2010, we entered into a standby equity distribution agreement, or the SEDA, with YA Global Master SPV Ltd., or YA Global, which is managed by Yorkville Advisors, LLC, whereby YA Global agreed to purchase up to $50.0 million, or the commitment amount, worth of newly issued RAIT common shares upon notices given by us, subject to the terms and conditions of the SEDA. The SEDA terminates automatically on the earlier of January 13, 2012 or the date YA Global has purchased $50.0 million worth of common shares under the SEDA. The number of common shares issued or issuable pursuant to the SEDA, in the aggregate, cannot exceed 12,500,000 common shares.

Subject to the terms and conditions of the SEDA, we may issue notices from time to time to YA Global requiring YA Global to purchase common shares. The maximum portion of the commitment amount RAIT can request YA Global to pay pursuant to a single notice cannot exceed $1.5 million or any other mutually agreed amount. The number of common shares issuable in connection with each notice is computed by dividing the portion of the commitment amount set forth in the notice by the purchase price for the common shares. The purchase price equals 97% of the market price, which is defined as the lowest daily volume weighted average price, or VWAP, of the common shares traded on the New York Stock Exchange during the three consecutive trading days after the date we delivered the notice to YA Global (the “Pricing Period”).

For each notice, we may indicate a minimum acceptable price, or the minimum price. If on any trading day during the pricing period, the VWAP for the common shares is below the minimum price, each, an excluded day, the portion of the commitment amount we have requested YA Global to pay under such notice will be reduced by 33%. In addition, each excluded day will be excluded from the Pricing Period for purposes of determining the market price. If YA Global has sold Common Shares on an Excluded Day, RAIT is obligated to sell, and YA Global is obligated to purchase, such number of Common Shares at a price equal to the Minimum Price; provided, however, that such number of Common Shares is not to exceed the number obtained by dividing the amount by which the Commitment Amount was reduced by the Minimum Price corresponding to such notice.

The portion of the requested Commitment Amount is automatically withdrawn to the extent the related purchases of Common Shares by YA Global would cause the aggregate number of Common Shares beneficially owned by YA Global and its affiliates to exceed 4.99% of the then outstanding Common Shares or exceed the aggregate offering price of Common Shares issuable under the Registration Statement. Upon expiration of the Pricing Period, YA Global will purchase the appropriate number of Common Shares subject to RAIT meeting certain customary conditions. RAIT will pay a placement agent fee to Raymond James & Associates, Inc. in an amount equal to 2% of the gross proceeds to RAIT of any sale of Common Shares pursuant to the SEDA.

After the first closing under the SEDA and thereafter prior to the termination of the SEDA, RAIT may from time to time request YA Global to purchase promissory notes issued by RAIT with a principal amount of up to $10.0 million. After considering each request in good faith, YA Global, in its sole discretion, will decide whether or not to purchase the notes. Any such notes purchased by YA Global will be on mutually acceptable terms and may include a provision that the notes be repaid with the proceeds of amounts delivered pursuant to the SEDA.

Off-Balance Sheet Arrangements and Commitments

As of December 31, 2009 we did not have any off-balance sheet arrangements or commitments.

Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2009:

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Recourse indebtedness:
Secured credit facilities	$49,994	$6,890	$43,104	$—	$—
Loans payable on real estate	17,500	17,500	—	—	—
Senior secured notes	43,000	—	—	43,000	—
Convertible senior notes (1)	246,363	—	—	—	246,363
Junior subordinated notes	63,152	—	—	—	63,152

Total recourse indebtedness	420,009	24,390	43,104	43,000	309,515
Non-recourse indebtedness:
Loans payable on real estate	64,461	10,071	—	—	54,390
CDO notes payable	2,581,811	—	—	—	2,581,811
Trust preferred obligations	132,375	—	—	—	132,375

Total non-recourse indebtedness	2,778,647	10,071	—	—	2,768,576

Total indebtedness	3,198,656	34,461	43,104	43,000	3,078,091
Interest payable (2)(3)	1,484,108	143,499	262,898	211,156	866,555
Operating lease obligations	7,480	1,667	2,468	2,193	1,152
Funding commitments to borrowers (4)	55,851	24,699	21,652	—	9,500

Total	$4,746,095	$204,326	$330,122	$256,349	$3,955,298

(1)	Our convertible senior notes are redeemable, at the option of the holder, in April 2012.
(2)	All variable-rate indebtedness assumes a 30-day LIBOR rate of 0.23% (the 30-day LIBOR rate at December 31, 2009).
(3)	Interest payable is comprised of interest expense related to our indebtedness and the interest cost of the hedges associated with indebtedness. Interest payments related to recourse indebtedness are due by period as follows: $30.4 million less than one year, $56.7 million one to three years, $51.7 million three to five years and $284.7 million more than five years. Interest payments related to non-recourse indebtedness are due by period as follows: $113.1 million less than one year, $206.2 million one to three years, $159.4 million three to five years and $581.9 million more than five years.
(4)	Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of December 31, 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Credit Summary and Concentrations of Credit Risk

Our investment portfolios had the following key credit statistics as of December 31, 2009:

•

Commercial real estate loans—We had 32 loans on non-accrual, with a carrying value of $171.4 million, or 11.6% of our commercial real estate loan portfolio. Our allowance for losses for our commercial loan portfolio was $86.6 million, or 50.5% of our non-accrual loans and pertained to 31 loans with an unpaid principal balance of $190.0 million.

•

Investments in debt securities—We record our investments in debt securities at fair value in our consolidated financial statements. As of December 31, 2009, we had 7 debt securities on non-accrual, with a carrying amount of $26.8 million and an unpaid principal balance of $132.6 million, or 3.9% of our investments in debt securities, based on carrying value. The unpaid principal balance of our investments in debt securities is $1.4 billion, of which our non-accrual debt securities represents approximately 9.7%, based on unpaid principal.

In our normal course of business, we engage in lending activities with borrowers primarily throughout the United States and Europe. As of December 31, 2009, no single borrower or collateral issuer represented greater than 10% of our entire portfolio. The largest concentration by property type in our commercial and mezzanine portfolio was multi-family property, which made up approximately 39.2% of our commercial and mezzanine loan portfolio. The largest concentration by borrower type in our TruPS and subordinated debt portfolio was to issuers in the commercial mortgage industry, which made up approximately 30.4% of our TruPS and subordinated debt portfolio. For further information on each of our portfolios, please refer to the portfolio summaries in Item 1—“Business”.

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

As of December 31, 2009, we use various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable. These cash flow hedges have an aggregate notional value of $1.9 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable into fixed-rate payments for five- and ten-year periods. As of December 31, 2009, the interest rate swaps had an aggregate liability fair value of $185.7 million. Changes in the fair value of the ineffective portions of interest rate swaps and interest rate swaps that were not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging” are recorded in earnings.

The following table summarizes the net investment income for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

	Assets (Liabilities) Subject to Interest Rate Sensitivity (Par Amount)	100 Basis Point Increase	100 Basis Point Decrease(a)
Investment income from variable-rate investments	$1,180,231	$11,802	$(2,715)
Investment expense from variable-rate indebtedness	(518,013)	(5,180)	1,191

Net investment income from variable-rate instruments	$662,218	$6,622	$(1,523)

Fair value of fixed-rate investments	$1,734,691	$(54,593)	$54,788
Fair value of fixed-rate indebtedness	(2,637,643)	89,457	(95,965)

Net fair value of fixed-rate instruments	$(902,952)	$34,864	$(41,176)

(a)	Assumes the LIBOR interest rate will not decrease below the quoted LIBOR of 0.23% at December 31, 2009.

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

RAIT FINANCIAL TRUST

Report of Independent Registered Public Accounting Firm

Board of Trustees

RAIT Financial Trust

We have audited the accompanying consolidated balance sheets of RAIT Financial Trust (a Maryland real estate investment trust) and subsidiaries (collectively RAIT Financial Trust or the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAIT Financial Trust and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures and the fair value option under FASB ASC 825, Financial Instruments, on January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RAIT Financial Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 1, 2010

Report of Independent Registered Public Accounting Firm

Board of Trustees

RAIT Financial Trust

We have audited RAIT Financial Trust (a Maryland real estate investment trust) and subsidiaries’ (collectively RAIT Financial Trust or the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RAIT Financial Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, RAIT Financial Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RAIT Financial Trust and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 1, 2010

RAIT Financial Trust

Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

	As of December 31
	2009	2008
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,467,566	$2,041,112
Residential mortgages and mortgage-related receivables	—	3,598,925
Allowance for losses	(86,609)	(171,973)

Total investments in mortgages and loans	1,380,957	5,468,064
Investments in real estate	738,235	350,487
Investments in securities and security-related receivables, at fair value	694,897	1,920,883
Cash and cash equivalents	25,034	27,463
Restricted cash	156,167	197,366
Accrued interest receivable	37,625	99,609
Other assets	28,105	46,716
Deferred financing costs, net of accumulated amortization of $7,290 and $5,781, respectively	23,778	30,875
Intangible assets, net of accumulated amortization of $82,929 and $81,522, respectively	10,178	9,987

Total assets	$3,094,976	$8,151,450

Liabilities and Equity
Indebtedness ($234,433 and $755,021 at fair value, respectively)	$2,077,123	$6,102,890
Accrued interest payable	17,432	80,035
Accounts payable and accrued expenses	21,889	19,446
Derivative liabilities	186,986	613,852
Deferred taxes, borrowers’ escrows and other liabilities	21,625	65,886

Total liabilities	2,325,055	6,882,109

Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	16
Common shares, $0.01 par value per share, 200,000,000 shares authorized, 74,420,598 and 64,842,571 issued and outstanding, including 14,159 and 76,690 unvested restricted share awards, respectively	744	648
Additional paid in capital	1,630,428	1,613,853
Accumulated other comprehensive income (loss)	(118,973)	(231,425)
Retained earnings (deficit)	(745,262)	(304,059)

Total shareholders’ equity	767,004	1,079,084
Noncontrolling interests	2,917	190,257

Total equity	769,921	1,269,341

Total liabilities and equity	$3,094,976	$8,151,450

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31
	2009	2008	2007
Revenue:
Investment interest income	$381,979	$691,287	$893,212
Investment interest expense	(255,604)	(485,286)	(698,591)

Net interest margin	126,375	206,001	194,621
Rental income	53,225	19,161	11,291
Fee and other income	26,498	21,357	25,725

Total revenue	206,098	246,519	231,637

Expenses:
Real estate operating expense	47,357	16,062	9,958
Compensation expense	27,578	29,804	34,739
General and administrative expense	21,770	21,930	26,099
Provision for losses	226,567	162,783	21,721
Asset impairments	46,015	67,052	517,452
Stock forfeitures	—	—	9,708
Depreciation expense	22,463	6,655	5,714
Amortization of intangible assets	1,407	17,077	61,269

Total expenses	393,157	321,363	686,660

Income (loss) before other income (expense), taxes and discontinued operations	(187,059)	(74,844)	(455,023)
Interest and other income	6,602	1,379	13,811
Gains (losses) on sale of assets	(376,751)	806	7,269
Gains on extinguishment of debt	115,869	42,572	—
Change in fair value of free-standing derivatives	—	(37,203)	(4,987)
Change in fair value of financial instruments	1,563	(552,437)	—
Unrealized gains (losses) on interest rate hedges	(470)	(407)	(7,789)
Equity in income (loss) of equity method investments	(12)	927	(56)

Income (loss) before taxes and discontinued operations	(440,258)	(619,207)	(446,775)
Income tax benefit (provision)	958	2,137	10,784

Income (loss) from continuing operations	(439,300)	(617,070)	(435,991)
Income (loss) from discontinued operations	(1,681)	(2,115)	(1,487)

Net income (loss)	(440,981)	(619,185)	(437,478)
Income (loss) allocated to preferred shares	(13,641)	(13,641)	(11,817)
Income (loss) allocated to noncontrolling interests	13,419	189,580	69,707

Net income (loss) allocable to common shares	$(441,203)	$(443,246)	$(379,588)

Earnings (loss) per share—Basic:
Continuing operations	$(6.74)	$(6.96)	$(6.16)
Discontinued operations	(0.03)	(0.03)	(0.02)

Total earnings (loss) per share—Basic	$(6.77)	$(6.99)	$(6.18)

Weighted-average shares outstanding—Basic	65,205,233	63,394,447	61,403,986

Earnings (loss) per share—Diluted:
Continuing operations	$(6.74)	$(6.96)	$(6.16)
Discontinued operations	(0.03)	(0.03)	(0.02)

Total earnings (loss) per share—Diluted	$(6.77)	$(6.99)	$(6.18)

Weighted-average shares outstanding—Diluted	65,205,233	63,394,447	61,403,986

Distributions declared per common share	$—	$1.27	$2.56

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31
	2009	2008	2007
Net income (loss)	$(440,981)	$(619,185)	$(437,478)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	50,195	(88,876)	(201,029)
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income (loss)	470	407	7,789
Realized (gains) losses on interest rate hedges reclassified to earnings	2,088	9,849	(4,004)
Change in fair value of available-for-sale securities	(12,095)	(42,460)	(698,793)
Realized (gains) losses on available-for-sale securities reclassified to earnings	44,275	20,961	348,005
Realized (gains) losses on sales of assets of VIEs	28,196	—	80,722

Total other comprehensive income (loss)	113,129	(100,119)	(467,310)

Comprehensive income (loss) before allocation to noncontrolling interests	(327,852)	(719,304)	(904,788)
Allocation to noncontrolling interests	(677)	187,793	100,063

Comprehensive income (loss)	$(328,529)	$(531,511)	$(804,725)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Equity

(Dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2007	2,760,000	$28	2,258,300	$23	—	$—	51,720,896	$517	$1,218,667	$(3,085)	$(19,746)	$1,196,404	$124,273	$1,320,677
Net income	—	—	—	—	—	—	—	—	—	—	(367,771)	(367,771)	(69,707)	(437,478)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(11,817)	(11,817)	—	(11,817)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(158,281)	(158,281)	—	(158,281)
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	(436,954)	—	(436,954)	(30,356)	(467,310)
Stock options exercised	—	—	—	—	—	—	7,377	—	59	—	—	59	—	59
Stock compensation expense	—	—	—	—	—	—	282,118	2	21,135	—	—	21,137	—	21,137
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(19,963)	(19,963)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(13,083)	(13,083)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	—	—	—	10,438	10,438
Preferred shares issued, net	—	—	—	—	1,600,000	16	—	—	38,659	—	—	38,675	—	38,675
Common shares issued, net	—	—	—	—	—	—	11,500,000	115	371,813	—	—	371,928	—	371,928
Issuance of common share conversion options with convertible debt	—	—	—	—	—	—	—	—	1,996	—	—	1,996	—	1,996
Repurchase of common shares, net	—	—	—	—	—	—	(2,717,600)	(27)	(74,354)	—	—	(74,381)	(74,381)	(74,381)

Balance, December 31, 2007	2,760,000	28	2,258,300	23	1,600,000	16	60,792,791	607	1,577,975	(440,039)	(557,615)	580,996	1,602	582,598

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Adjustment for adoption of the fair value option on January 1, 2008	—	—	—	—	—	—	—	—	—	310,520	776,874	1,087,394	373,357	1,460,751
Net loss	—	—	—	—	—	—	—	—	—	—	(429,605)	(429,605)	(189,580)	(619,185)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(13,641)	(13,641)	—	(13,641)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(80,073)	(80,073)	—	(80,073)
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	(101,906)	—	(101,906)	1,787	(100,119)
Stock compensation expense	—	—	—	—	—	—	306,532	4	7,515	—	—	7,519	—	7,519
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	3,229	3,229
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(138)	(138)
Common shares issued, net	—	—	—	—	—	—	3,666,558	37	28,363	—	—	28,400	—	28,400

Balance, December 31, 2008	2,760,000	28	2,258,300	23	1,600,000	16	64,765,881	648	1,613,853	(231,425)	(304,059)	1,079,084	190,257	1,269,341
Net loss	—	—	—	—	—	—	—	—	—	—	(427,562)	(427,562)	(13,419)	(440,981)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(13,641)	(13,641)	—	(13,641)
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	112,452	—	112,452	—	112,452
Stock compensation expense	—	—	—	—	—	—	214,186	2	3,716	—	—	3,718	—	3,718
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	433	433
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	—	—	—	(174,354)	(174,354)
Common shares issued, net	—	—	—	—	—	—	9,440,531	94	12,859	—	—	12,953	—	12,953

Balance, December 31, 2009	2,760,000	$28	2,258,300	$23	1,600,000	$16	74,420,598	$744	$1,630,428	$(118,973)	$(745,262)	$767,004	$2,917	$769,921

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31
	2009	2008	2007
Operating activities:
Net income (loss)	$(440,981)	$(619,185)	$(437,478)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	226,567	162,783	21,721
Share-based compensation expense	3,830	7,206	20,402
Depreciation and amortization	24,015	24,578	67,358
Amortization of deferred financing costs and debt discounts	10,801	15,046	31,703
Accretion of discounts on investments	(5,355)	(6,448)	(8,331)
(Gains) losses on sale of assets	378,414	(806)	(6,913)
Gains on extinguishment of debt	(115,869)	(42,572)	—
Change in fair value of financial instruments	(1,563)	552,437	—
Unrealized (gains) losses on interest rate hedges	470	407	7,789
Equity in (income) loss of equity method investments	12	(927)	56
Asset impairments	46,015	67,052	517,452
Unrealized foreign currency (gains) losses on investments	(398)	(5)	(191)
Changes in assets and liabilities:
Accrued interest receivable	(245)	10,199	(15,437)
Other assets	(222)	30,091	(208,186)
Accrued interest payable	(56,224)	14,152	11,495
Accounts payable and accrued expenses	(1,219)	578	2,377
Deferred taxes, borrowers’ escrows and other liabilities	(3,035)	(72,588)	179,226

Cash flow from operating activities	65,013	141,998	183,043
Investing activities:
Purchase and origination of securities for investment	(836)	(60,375)	(2,017,760)
Proceeds from sales of other securities	948	—	914,708
Purchase and origination of loans for investment	(30,990)	(148,762)	(1,285,824)
Principal repayments on loans	269,530	656,916	967,546
Investment in Jupiter Communities	(1,300)	—	—
Proceeds from sale of residential mortgages	16,204	—	—
Investments in real estate	(11,929)	4,959	(157,840)
Proceeds from dispositions of real estate	9,385	28,028	12,372
(Increase) decrease in restricted cash and warehouse deposits	1,992	61,759	42,546

Cash flow from investing activities	253,004	542,525	(1,524,252)
Financing activities:
Proceeds from repurchase agreements, secured credit facilities and other indebtedness	—	68,251	1,215,728
Repayments on repurchase agreements, secured credit facilities and other indebtedness	(28,064)	(184,098)	(2,185,542)
Proceeds from issuance of residential mortgage-backed securities	—	—	616,542
Repayments on residential mortgage-backed securities	(223,335)	(448,154)	(525,187)
Proceeds from issuance of CDO notes payable	—	80,007	1,878,034
Repayments and repurchase of CDO notes payable	(38,532)	(188,151)	(120,323)
Proceeds from issuance of convertible senior notes	—	—	425,000
Repayments and repurchase of convertible senior notes	(28,988)	(18,664)	—
Acquisition of and distributions to noncontrolling interests in CDOs	—	(208)	(33,046)
Payments for deferred costs	(839)	(989)	(54,514)
Proceeds from cash flow hedges	—	—	2,280
Preferred share issuance, net of costs incurred	—	—	38,675
Common share issuance, net of costs incurred	12,953	28,741	367,511
Repurchase of common shares	—	—	(74,381)
Distributions paid to preferred shares	(13,641)	(13,641)	(11,817)
Distributions paid to common shares	—	(108,141)	(169,131)

Cash flow from financing activities	(320,446)	(785,047)	1,369,829

Net change in cash and cash equivalents	(2,429)	(100,524)	28,620
Cash and cash equivalents at the beginning of the period	27,463	127,987	99,367

Cash and cash equivalents at the end of the period	$25,034	$27,463	$127,987

Supplemental cash flow information:
Cash paid for interest	$248,226	$409,400	$637,615
Cash paid (refunds received) for taxes	(975)	2,721	12,428
Non-cash decrease in trust preferred obligations	(227,084)	(91,166)	(92,044)
Non-cash increase in investments in real estate from the conversion of loans	416,751	237,439	82,708
Non-cash decrease in convertible senior notes from extinguishment of debt	(69,398)	(22,168)	—
Non-cash decrease in other indebtedness from extinguishment of debt	—	(19,750)	—
Non-cash increase in net assets from deconsolidation of VIEs	—	—	99,537
Non-cash decrease in goodwill	—	—	(56,753)
Distributions payable	—	—	28,068

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations, equity and cash flows are included. Certain prior period amounts have been reclassified to conform with the current period presentation.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, or SFAS No. 168. SFAS No. 168 established the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The intent of the FASB ASC was to restructure the various sources of GAAP literature into a single source of authoritative literature. It was not intended to, and did not, change current GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 resulted in all references to historical GAAP literature being presented in accordance with the FASB ASC.

b. Principles of Consolidation

The consolidated financial statements reflect our accounts and those accounts of our majority-owned and/or controlled subsidiaries and those entities for which we are determined to be the primary beneficiary in accordance with FASB ASC Topic 810, “Consolidation.” The portions of these entities that we do not own are presented as noncontrolling interests as of the dates and for the periods presented in the consolidated financial statements. We allocate income (loss) to noncontrolling interests based on their respective ownership of our

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

underlying subsidiaries. Losses are allocated to noncontrolling interests to the extent their capital accounts can absorb their allocated losses, any excess losses over their capital accounts are allocated to us. All intercompany accounts and transactions have been eliminated in consolidation.

When we obtain an explicit or implicit interest in an entity, we evaluate the entity to determine if the entity is a variable interest entity, or VIE, and, if so, whether or not we are deemed to be the primary beneficiary of the VIE, in accordance with FASB ASC Topic 810. Generally, we consolidate VIEs that we are deemed to be the primary beneficiary of or non-VIEs which we control. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE. When determining the primary beneficiary of a VIE, we consider our aggregate explicit and implicit variable interests as a single variable interest. If our single variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, we are considered the primary beneficiary of the VIE. In the case of non-VIEs or VIEs where we are not deemed to be the primary beneficiary and we do not control the entity, but we have the ability to exercise significant influence over the entity, we account for our investment under the equity method. We reconsider our determination of whether an entity is a VIE and whether we are the primary beneficiary of such VIE if certain events occur.

We have determined that certain special purpose trusts formed by issuers of trust preferred securities, or TruPS, to issue such securities are VIEs, or Trust VIEs, and that the holder of the majority of the TruPS issued by the Trust VIEs would be the primary beneficiary. In most instances, we are the primary beneficiary of the Trust VIEs because it holds, either explicitly or implicitly, the majority of the TruPS issued by the Trust VIEs. Certain TruPS issued by Trust VIEs are initially financed directly by CDOs or through our warehouse facilities. Under the warehouse agreements, we deposit cash collateral with a bank and bear the first dollar risk of loss, up to our collateral deposit, if an investment held under the warehouse facility is liquidated at a loss. This arrangement causes us to hold an implicit interest in the Trust VIEs that issued TruPS held by warehouse providers. The primary assets of the Trust VIEs are subordinated debentures issued by the sponsors of the Trust VIEs in exchange for the TruPS proceeds. These subordinated debentures have terms that mirror the TruPS issued by the Trust VIEs. Upon consolidation of the Trust VIEs, these subordinated debentures, which are assets of the Trust VIEs, are included in our financial statements and the related TruPS are eliminated. Pursuant to FASB ASC Topic 505, “Equity,” subordinated debentures issued to Trust VIEs as payment for common equity securities issued by Trust VIEs are recorded net of the common equity securities issued. We consolidate various CDO entities that are VIE entities when we are determined to be the primary beneficiary. The following CDO entities are consolidated as of December 31, 2009: Taberna Preferred Funding VIII, Ltd., or Taberna VIII, Taberna Preferred Funding IX, Ltd., or Taberna IX, RAIT CRE CDO I, Ltd., or RAIT I, and RAIT Preferred Funding II, Ltd., or RAIT II. We have determined that we are the primary beneficiary of these entities.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

e. Restricted Cash

Restricted cash consists primarily of proceeds from the issuance of CDO notes payable by CDO securitization entities that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date. As of December 31, 2009 and 2008, we had $117,673 and $126,638, respectively, of restrictive cash held by CDO securitization entities.

Restricted cash also includes tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. As of December 31, 2009 and 2008, we had $38,494 and $70,728, respectively, of tenant escrows and borrowers’ funds.

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

We account for our investments in securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, and designate each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). We classify certain available-for-sale securities as trading securities when they are elected under the fair value option in accordance with FASB ASC Topic 825, “Financial Instruments.” See “l. Fair Value of Financial Instruments.” Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

We account for our investments in subordinated debentures owned by trust VIEs that we consolidate as available-for-sale securities. These VIEs have no ability to sell, pledge, transfer or otherwise encumber the trust or the assets of the trust until such subordinated debentures’ maturity. We account for investments in securities where the transfer meets the criteria as a financing under FASB ASC Topic 860, “Transfers and Servicing”, at amortized cost. Our investments in security-related receivables represent securities that were transferred to issuers of collateralized debt obligations, or CDOs, in which the transferors maintained some level of continuing involvement.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

g. Allowance for Losses, Impaired Loans and Non-accrual Status

We maintain an allowance for losses on our investments in commercial mortgages, mezzanine loans, and other real estate related assets. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. Management reviews loans for impairment and establishes specific reserves when a loss is probable and reasonably estimable under the provisions of FASB ASC Topic 310, “Receivables.” As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. If any trends or characteristics indicate that it is probable that other loans, with similar characteristics to those of impaired loans, have incurred a loss, we consider whether an allowance for loss is needed pursuant to FASB ASC Topic 450, “Contingencies.” Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days. Payments received for non-accrual or impaired loans are applied to principal until the loan is removed from non-accrual status or no longer impaired. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. The allowance for losses is increased by charges to operations and decreased by charge-offs (net of recoveries). Management charges off impaired loans when the investment is no longer realizable and legally discharged.

h. Transfers of Financial Assets

We account for transfers of financial assets under FASB ASC Topic 860, “Transfers and Servicing”, as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is accounted for as a financing. Financial assets that are treated as sales are removed from our accounts with any realized gain (loss) reflected in earnings during the period of sale. Financial assets that are treated as financings are maintained on the balance sheet with proceeds received from the legal transfer reflected as securitized borrowings, or security-related receivables.

i. Revenue Recognition

1)	Investment interest income—We recognize interest income from investments in commercial mortgages, mezzanine loans, and other securities on a yield to maturity basis. Upon the acquisition of a loan at a discount, we assess the portions of the discount that constitute accretable yields and non-accretable differences. The accretable yield represents the excess of our expected cash flows from the loan over the amount we paid for the loan. That amount, the accretable yield, is accreted to interest income over the remaining life of the loan. Many of our commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible.

For investments that we did not elect to record at fair value under FASB ASC Topic 825, “Financial Instruments”, origination fees and direct loan origination costs are deferred and amortized to net investment income, using the effective interest method, over the contractual life of the underlying loan security or loan, in accordance with FASB ASC Topic 310, “Receivables.”

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

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

2)	Rental income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multi-family real estate properties, rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, rental income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, (c) property management services to third parties, and (d) providing fixed income trading and advisory services to our customers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fees from CDOs while such CDOs are consolidated. During the years ended December 31, 2009, 2008 and 2007, we received $16,114, $23,228, and $26,036, respectively, of earned asset management fees, of which we eliminated $7,011, $12,158, and $19,069, respectively, associated with consolidated CDOs.

4)	Structuring fees—We receive structuring fees for services rendered in connection with the formation of CDO securitization entities. The structuring fee is a contractual fee paid when the related services are completed. The structuring fee is a negotiated fee with the investment bank acting as placement agent for the CDO securities and is capitalized by the securitization entity as a deferred financing cost. We may decide to invest in the debt or equity securities issued by securitization entities. We evaluate our investment in these entities to determine whether the entity is a VIE, and, if so, whether or not we are the primary beneficiary. If we are determined to be the primary beneficiary, we will consolidate the accounts of the securitization entity and, upon consolidation, we eliminate intercompany transactions, specifically the structuring fees and deferred financing costs paid. During the year ended December 31, 2007, structuring fees totaling $11,413 were eliminated upon consolidation of securitization entities.

j. Off-Balance Sheet Arrangements

We previously held warehouse financing arrangements with various investment banks and engage in CDO securitizations. Prior to the completion of a CDO securitization, our warehouse providers acquired investments in accordance with the terms of the warehouse facilities. We were paid the difference between the interest earned on the investments and the interest charged by the warehouse providers from the dates on which the respective investments were acquired. We bore the first dollar risk of loss, up to our warehouse deposit amount, if (i) an investment funded through the warehouse facility became impaired or (ii) a CDO was not completed by the end

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

of the warehouse period, and in either case, the warehouse provider was required to liquidate the securities at a loss. These off-balance sheet arrangements were not consolidated because our risk of loss was generally limited to the cash collateral held by the warehouse providers and our warehouse facilities were not special purpose vehicles. These warehouse facilities were considered free-standing derivatives and were recorded at fair value in our financial statements. Changes in fair value were reflected in earnings in the respective period.

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

In accordance with FASB ASC Topic 815, “Derivatives and Hedging”, we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in our consolidated balance sheet as either an asset or liability. For derivatives designated as fair value hedges, derivatives not designated as hedges, or for derivatives designated as cash flow hedges associated with debt for which we elected the fair value option under FASB ASC Topic 825, “Financial Instruments”, the changes in fair value of the derivative instrument are recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income. Changes in the ineffective portions of cash flow hedges are recognized in earnings.

l. Fair Value of Financial Instruments

In accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

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

Fair value for certain of our Level 3 financial instruments is derived using internal valuation models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular instrument, specific issuer information and other market data for securities without an active market. In accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, the impact of our own credit spreads is also considered when measuring the fair value of financial assets or liabilities, including derivative contracts. Where appropriate, valuation adjustments are made to account for various factors, including bid-ask spreads, credit quality and market liquidity. These adjustments are applied on a consistent basis and are based on observable inputs where available. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

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

From time to time, our TRSs generate taxable income from intercompany transactions. The TRS entities generate taxable revenue from fees for services provided to CDO entities. Some of these fees paid to the TRS entities are capitalized as deferred financing costs by the CDO entities. Certain CDO entities may be consolidated in our financial statements pursuant to FASB ASC Topic 810, “Consolidation.” In consolidation, these fees are eliminated when the CDO entity is included in the consolidated group. Nonetheless, all income taxes are accrued by the TRSs in the year in which the taxable revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our income on a current basis, whether or not distributed. Upon distribution of any previously included income, no incremental U.S. federal, state, or local income taxes would be payable by us.

The TRS entities may be subject to tax laws that are complex and potentially subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. We review the tax balances of our TRS entities quarterly and as new information becomes available, the balances are adjusted as appropriate.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

Certain TRS entities are currently subject to ongoing tax examinations and assessments in various jurisdictions. The IRS has completed its examination of Taberna Funding LLC’s federal income tax returns for the 2007 tax year. No adjustments were made by the IRS. The IRS is currently examining Taberna Capital Management LLC’s, or TCM’s, federal income tax returns for the 2006 and 2007 tax year. TCM, a wholly owned subsidiary, engaged the services of Taberna Capital (Bermuda), Ltd., or TCB, to provide various sub-advisory services in connection with TCM’s management of various CDOs. Pursuant to a transfer pricing study prepared by an international accounting firm, TCM deducted the costs paid to TCB for their services from its income for federal income tax purposes. In connection with an audit of TCM, the IRS has challenged the transfer pricing methodology applied by TCM. If the IRS disallows any portion of TCM’s deductions for 2006 and 2007, it is likely that the IRS could make similar claims for years subsequent to 2007. The amount deducted by TCM under this transfer pricing methodology during the years ended December 31, 2006 and December 31, 2007 was $8,182 and $19,122, respectively. Management believes it has complied with the requirements outlined in the Internal Revenue Code and believes that its position will be sustained based on its technical merits.

n. Share-Based Compensation

We account for our share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” We measure the cost of employee and trustee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and record compensation expense over the related vesting period.

o. Deferred Financing Costs, Intangible Assets and Goodwill

Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” Due to market and economic conditions during 2008 and 2007, management evaluated the carrying value of our intangible assets. Based upon that evaluation, management concluded certain intangible assets were impaired and recorded asset impairment expense of $29,059 and $13,180 during the years ended December 31, 2008 and 2007, respectively. This charge was included in asset impairment expense in the accompanying consolidated statements of operations. We expect to record amortization expense of intangible assets of $1,485 each fiscal year for the period from 2010 through 2014 and $2,753 thereafter.

Goodwill on our consolidated balance sheet represented the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under FASB ASC Topic 805, “Business Combinations.” Pursuant to FASB ASC Topic 350, “Intangibles-Goodwill and Other”, goodwill is not amortized to expense but rather is analyzed for impairment. We evaluate goodwill for impairment on an annual basis and as events and circumstances change, in accordance with FASB ASC Topic 350. As of December 31, 2007, management concluded goodwill was impaired and charged all of the goodwill balance to asset impairment expense.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

p. Recent Accounting Pronouncements

On January 1, 2009, we adopted accounting standards classified under FASB ASC Topic 805, “Business Combinations”. Among other things, this standard broadened the scope to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The adoption of this standard did not have any effect on our historical financial statements. See Note 6 for the application of this standard to transactions that occurred during the year ended December 31, 2009.

On January 1, 2009, we adopted accounting standards classified under FASB ASC Topic 810, “Consolidation”. This standard established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This standard also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Upon adoption, we reclassified amounts in our historical balance sheet financial statement caption “minority interests” to the new caption promulgated by this standard, “noncontrolling interests”. The new caption is presented within equity on the consolidated balance sheet. Furthermore, the allocation of any net income to noncontrolling interests is also presented in our consolidated statements of operations, however it is presented below net income. Upon adoption, all prior periods presented were reclassified to be comparable to the current period presentation.

On January 1, 2009, we adopted accounting standards classified under FASB ASC Topic 815 “Derivatives and Hedging”. This standard required enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under this standard, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of this standard did not have a material effect on our financial statements. See Note 8 for disclosures required by this standard.

On January 1, 2009, we adopted accounting standards classified under FASB ASC Topic 470, “Debt”. This standard clarified the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This standard requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The equity component is presented in shareholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. This standard requires retrospective application to the terms of instruments as they existed for all periods presented. Upon adoption, we recorded a discount on our issued and outstanding convertible senior notes of $1,996. This discount reflects the fair value of the embedded conversion option within the convertible debt instruments and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in our convertible debt agreement by a discount

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the convertible senior notes were issued. The discount will be amortized to interest expense through April 15, 2012, the date at which holders of our convertible senior notes could require repayment. Upon adoption, all prior periods were restated to reflect the retrospective application of this standard to all prior periods. The amortization recorded during the years ended December 31, 2009, 2008 and 2007 was $390, $607 and $244, respectively.

On January 1, 2009, we adopted accounting standards classified under FASB ASC Topic 860, “Transfers and Servicing”. This standard provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This standard presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction). However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and shall be evaluated separately. The adoption of this standard did not have a material effect on our consolidated financial statements.

On January 1, 2009, we adopted accounting standards classified under FASB ASC Topic 260, “Earnings Per Share”. This standard clarified whether instruments granted in share-based payment transactions should be included in the computation of earnings per share using the two-class method prior to vesting. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. Upon adoption, we classified unvested restricted shares issued under our 2008 Equity Compensation plan as participating securities. These unvested restricted shares participate equally in dividends and earnings with all of our outstanding common shares. Prior to this standard, unvested restricted shares were only included in our diluted earnings per share computation under the treasury stock method.

In April 2009, the FASB issued accounting standards classified under FASB ASC Topic 320, “Investments—Debt and Equity Securities”. This standard amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued accounting standards classified under FASB ASC Topic 825, “Financial Instruments”. This standard amended existing guidance to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also amended existing guidance to require those disclosures in summarized financial information at interim reporting periods. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if a company also elects to early adopt this standard. The adoption of this standard did not have a material effect on our consolidated financial statements. See Note 9 for disclosures required by this standard.

In April 2009, the FASB issued accounting standards classified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. This standard amended existing guidance to provide additional guidance on

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This standard also provides additional guidance on circumstances that may indicate that a transaction is not orderly. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued accounting standards classified under FASB ASC Topic 855, “Subsequent Events”. This standard codifies the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. This standard does not change the definition of a subsequent event (i.e. an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. This standard was effective for us for the year ended December 31, 2009 and we evaluated subsequent events and provided the appropriate disclosures on subsequent events identified. The adoption of this standard did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued accounting standards classified under FASB ASC Topic 860, “Transfers and Servicing”, and accounting standards classified under FASB ASC Topic 810, “Consolidation”. The accounting standard classified unders FASB Topic 860 will eliminate the concept of a QSPE, change the requirements for derecognizing financial assets, and require additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets. The accounting standard classified under FASB Topic 810 will change the determination of when a VIE should be consolidated. Under this standard, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. Both of these accounting standards are effective for fiscal years beginning after November 15, 2009. Management is currently evaluating the impact that these standards may have on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This accounting standard will require new disclosures for significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfer and for Level 3 fair value measurements new disclosures will require entities to present information separately for purchases, sales, issuances, and settlements. This accounting standard will also update existing disclosures by providing fair value measurement disclosures for each class of assets and liabilities and provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new disclosures and clarifications on the existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the purchase, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Management is currently evaluating the impact this accounting standard may have on our consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

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

The following tables summarize the balance sheet and statement of operations effects of the residential mortgage portfolio as of the date of sale on July 16, 2009 and and for the years ended December 31, 2009, 2008 and 2007. The statements of operations components for the residential mortgage portfolio were included in our consolidated statement of operations through July 16, 2009 whereas the assets and liabilities of the residential mortgage portfolio have been removed from our consolidated balance sheet as of July 16, 2009. The following table also describes the non-cash changes in our assets and liabilities during 2009 caused by the deconsolidation of these VIEs.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

	For the Years Ended December 31
	2009	2008	2007
Revenue:
Investment interest income	$106,499	$216,080	$227,262
Investment interest expense	(99,100)	(200,507)	(211,946)

Net interest margin	7,399	15,573	15,316
Provision for losses	96,701	54,135	8,238

Income before other income (expense)	(89,302)	(38,562)	7,079
Losses on sales of assets	(61,841)	—	—

Net income (loss) allocable to common shares	$(151,143)	$(38,562)	$7,079

Investments in Securities through Taberna CDOs

Previously we consolidated Taberna III, Taberna IV, Taberna VI and Taberna VII, four securitizations in which we were determined to be the primary beneficiary primarily due to our majority ownership of the equity interests issued by the securitizations. On June 25, 2009, we sold all of our equity interests and a portion of our non-investment grade debt that we owned in these four securitizations and determined that we are no longer the primary beneficiary and, therefore, we deconsolidated the securitizations in accordance with FASB ASC Topic 810, “Consolidation.” We recorded losses on the sales of assets related to these VIEs of $313,808 in June 2009.

The following tables summarize the balance sheet and statement of operations effects of the deconsolidated VIEs as of the dates of their respective deconsolidation on June 25, 2009 and for the years ended December 31, 2009, 2008 and 2007. The statements of operations components for the respective VIEs were included in our consolidated statement of operations through June 25, 2009 whereas the assets and liabilities have been removed from our consolidated balance sheet as of June 25, 2009. The following table also describes the non-cash changes in our assets and liabilities during 2009 caused by the deconsolidation of these VIEs.

As of June 25, 2009
ASSETS:
Investments in securities, at fair value	$1,141,400
Investments in loans, net	45,172
Accrued interest receivable	33,973
Restricted cash	6,777
Other assets	35

Total assets	$1,227,357

LIABILITIES:
Indebtedness, at fair value	$420,749
Accounts payable and accrued expenses	273
Accrued interest payable	54,514
Derivative liabilities, at fair value	291,881
Other liabilities	38

Total liabilities	767,455
Accumulated other comprehensive income (loss)	(28,195)
Noncontrolling interests	174,289

Total liabilities, accumulated other comprehensive income (loss) and noncontrolling interests	913,549

Loss on sale of assets	$313,808

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

	For the Years Ended December 31
	2009	2008	2007
Revenue:
Investment interest income	$70,281	$168,511	$208,188
Investment interest expense	(30,799)	(101,229)	(156,359)

Net interest margin	39,482	67,282	51,829
Fee and other income	—	1,237	—

Total revenue	39,482	68,519	51,829
General and administrative expense	830	2,346	1,887
Provision for losses	5,279	5,049	—
Asset impairments	—	—	184,246

Income before other income (expense)	33,373	61,124	(134,304)
Losses on sales of assets	(313,808)	—	—
Change in fair value of financial instruments	(59,716)	(538,529)	—
Unrealized losses on interest rate hedges	—	—	(5,756)

Net income (loss)	(340,151)	(477,405)	(140,061)
(Income) loss allocated to noncontrolling interests	12,053	189,387	34,164

Net income (loss) allocable to common shares	$(328,098)	$(288,018)	$(105,897)

We previously consolidated Taberna II and Taberna V, two CDOs in which we were determined to be the primary beneficiary primarily due to our majority ownership of the preferred shares issued by the CDOs. During the year ended December 31, 2007, we sold a portion of the preferred shares and non-investment grade debt that we retained in these two CDOs and concluded that we were no longer the primary beneficiary of these two CDOs. We deconsolidated the CDOs and treated the deconsolidation of the CDOs as sales of the net assets of the entities and recorded losses on sales of assets of $99,537. Additionally, the losses we recorded on the sales of the net assets were in excess of our cost basis and we recorded gains on deconsolidation of VIEs of $117,158. The losses on the sales of the net assets of the VIEs was in excess of our cost basis due to other-than-temporary impairments we recorded on investments in securities held by these CDOs.

The following tables summarize the statement of operations of the deconsolidated VIEs for the year ended December 31, 2007. The statements of operations for the respective VIEs were included in our consolidated statement of operations during 2007.

For the Year Ended December 31, 2007
Revenue:
Investment interest income	$120,084
Investment interest expense	(94,143)

Net investment income	25,941
General and administrative expense	853

Income before other income (expense)	25,088
Losses on sales of assets	(99,537)
Gains on deconsolidation of VIEs	117,158
Unrealized gains (losses) on interest rate hedges	(552)
Asset impairments	(156,873)

Net income (loss)	$(114,716)
Allocation to noncontrolling interests	35,613

Net income (loss) allocable to common shareholders	$(79,103)

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

NOTE 4: INVESTMENTS IN LOANS

Our investments in mortgages and loans are accounted for at amortized cost.

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2009:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon(1)	Range of Maturity Dates
Commercial mortgages	$825,044	$—	$825,044	55	6.9%	Mar. 2010 to Mar. 2016
Mezzanine loans	424,183	(2,378)	421,805	129	9.8%	Mar. 2010 to Nov. 2038
Other loans	125,889	(2,000)	123,889	9	5.2%	Mar. 2010 to Oct. 2016
Preferred equity interests	98,584	—	98,584	25	10.9%	May 2010 to Sept. 2021

Total	1,473,700	(4,378)	1,469,322	218	7.9%

Deferred fees	(1,756)	—	(1,756)

Total	$1,471,944	$(4,378)	$1,467,566

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

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

During the year ended December 31, 2009, we completed the conversion of 27 commercial real estate loans to real estate owned properties, under which we acquired $416,751 of direct real estate investments upon conversion of $515,517 of commercial real estate loans.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

The following table summarizes the delinquency statistics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2009 and 2008:

Delinquency Status	As of December 31, 2009	As of December 31, 2008
30 to 59 days	$20,760	$610
60 to 89 days	82,685	8,360
90 days or more	44,310	95,523
In foreclosure or bankruptcy proceedings	47,625	101,054

Total	$195,380	$205,547

As of December 31, 2009 and 2008, approximately $171,372 and $186,040, respectively, of our commercial mortgages and mezzanine loans were on non-accrual status and had a weighted-average interest rate of 9.7% and 12.1%, respectively.

The following table displays the maturities of our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests by year:

2010	$584,328
2011	252,047
2012	113,304
2013	56,452
2014	37,776
Thereafter	429,793

Total	$1,473,700

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for the year ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31, 2009			For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
Type of Derivative	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage- Related Receivables	Total	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage- Related Receivables	Total	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage- Related Receivables	Total
Beginning balance	$117,737	$54,236	$171,973	$14,575	$11,814	$26,389	$1,726	$3,619	$5,345
Provision	130,080	96,487	226,567	107,360	55,423	162,783	13,187	8,534	21,721
Charge-offs, net of recoveries	(161,208)	(23,066)	(184,274)	(4,198)	(13,001)	(17,199)	(338)	(339)	(677)
Sale of residential mortgages and mortgage-related receivables	—	(127,657)	(127,657)	—	—	—	—	—	—

Ending balance	$86,609	$—	$86,609	$117,737	$54,236	$171,973	$14,575	$11,814	$26,389

During the year ended December 31, 2009, the charge-offs contained $98,766 related to the conversion of commercial real estate loans to real estate owned properties.

As of December 31, 2009 and December 31, 2008, we identified 31 and 26, respectively, commercial mortgages, mezzanine loans and other loans with unpaid principal balances of $189,961 and $211,068, respectively, as impaired. As of December 31, 2009 and December 31, 2008, we had allowance for losses of $86,609 and $117,737, respectively, associated with our commercial mortgages, mezzanine loans and other loans.

The average commercial mortgages, mezzanine loans and other loans unpaid principal balance of total impaired loans was $207,042 and $131,619 during the year ended December 31, 2009 and 2008, respectively. We recorded interest income from impaired loans of $3,203, $7,895 and $221 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

NOTE 5: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. During 2009, we sold our residual interests in four CDOs and deconsolidated $1,141,400 of investments in securities. See Note 3—Asset Dispositions. The following table summarizes our investments in securities as of December 31, 2009:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon(1)	Weighted Average Years to Maturity
Trading securities
TruPS and subordinated debentures	$900,145	$(429,039)	$471,106	4.5%	24.7
Other securities	10,000	(9,700)	300	4.8%	42.9

Total trading securities	910,145	(438,739)	471,406	4.5%	24.9
Available-for-sale securities	3,600	(3,510)	90	2.4%	32.9

Security-related receivables
TruPS and subordinated debenture receivables	113,918	(40,269)	73,649	6.8%	12.6
Unsecured REIT note receivables	68,049	(2,656)	65,393	6.6%	7.8
CMBS receivables (2)	158,368	(99,474)	58,894	6.0%	34.3
Other securities	93,419	(67,954)	25,465	3.2%	30.1

Total security-related receivables	433,754	(210,353)	223,401	5.7%	23.4

Total investments in securities	$1,347,499	$(652,602)	$694,897	4.9%	24.5

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $7,179 that are rated “BBB+” and “BB-” by Standard & Poor’s and securities with a fair value totaling $51,715 that are rated between “AAA” and “A-” by Standard & Poor’s.

A substantial portion of our gross unrealized losses is greater than 12 months.

The following table summarizes our investments in securities as of December 31, 2008:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon	Weighted Average Years to Maturity
Trading securities (1)
TruPS and subordinated debentures	$3,026,321	$(1,553,710)	$1,472,611	6.6%	25.9
Other securities	10,000	(9,300)	700	8.0%	43.9

Total trading securities	3,036,321	(1,563,010)	1,473,311	6.6%	25.9
Available-for-sale securities	48,285	(32,488)	15,797	8.4%	33.0

Security-related receivables (2)
TruPS and subordinated debenture receivables	369,734	(197,679)	172,055	7.6%	21.4
Unsecured REIT note receivables	372,688	(154,804)	217,884	6.0%	7.9
CMBS receivables (3)	224,434	(184,447)	39,987	5.9%	34.8
Other securities	43,493	(41,644)	1,849	5.4%	41.2

Total security-related receivables	1,010,349	(578,574)	431,775	6.6%	15.9

Total investments in securities	$4,094,955	$(2,174,072)	$1,920,883	6.6%	23.7

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

(1)	On January 1, 2008, we adopted the fair value option and transferred certain of our investments in securities from available-for-sale to trading in accordance with FASB ASC Topic 320. Subsequent to January 1, 2008, all changes in fair value associated with our trading securities are recorded in earnings as part of our change in fair value of financial instruments. See note 9.
(2)	Our investments in security-related receivables represent securities owned by CDO entities that we account for as financings under FASB ASC Topic 860. We elected to record security-related receivables at fair value in accordance with the fair value option on January 1, 2008. All changes in fair value of our security related receivables were recorded in earnings as part of the change in fair value of financial instruments. See notes 2 and 9.
(3)	CMBS receivables include securities with a fair value totaling $22,464 that are rated “BBB+” and “BB-” by Standard & Poor’s and securities with a fair value totaling $17,523 that are rated between “AAA” and “A-” by Standard & Poor’s.

A substantial portion of our gross unrealized losses are greater than 12 months.

TruPS included above as trading securities include (a) investments in TruPS issued by VIEs of which we are not the primary beneficiary and which we do not consolidate and (b) transfers of investments in TruPS securities to us that were accounted for as a sale pursuant to FASB ASC Topic 860, “Transfers and Servicing.” Subordinated debentures included above represent the primary assets of VIEs that we consolidate pursuant to FASB ASC Topic 810, “Consolidation.”

As of December 31, 2009 and December 31, 2008, $108,125 and $413,625, respectively, in principal amount of TruPS, subordinated debentures and subordinated debenture receivables were on non-accrual status and had a weighted-average coupon of 4.9% and 7.0%, respectively, and a fair value of $26,400 and $16,589, respectively. As of December 31, 2009 and December 31, 2008, $24,500 and $43,982, respectively, in par amount of other securities were on non-accrual status and had a weighted average coupon of 3.1% and 7.0%, respectively, and a fair value of $370 and $308, respectively.

Some of our investments in securities collateralize debt issued through CDO entities. Our TruPS CDO entities are static pools and prohibit, in most cases, the sale of such securities until the auction call period, typically 10 years from the CDO entity’s inception. At or subsequent to the auction call date, the remaining securities will be offered for sale and the proceeds will be used to repay outstanding indebtedness and liquidate the CDO entity. The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of December 31, 2009 and December 31, 2008, investment in securities of $888,681 and $3,204,360, respectively, in principal amount of TruPS and subordinated debentures, and $230,768 and $605,445, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities. Some of these investments were eliminated upon the consolidation of various VIEs that we consolidate and the corresponding subordinated debentures of the VIEs are included as assets in our consolidated balance sheets.

Asset Impairments

Management evaluates investments in securities for impairment as events and circumstances warrant and concluded that certain of these securities were other than temporarily impaired as management does not expect full recovery of our investment. Asset impairment expense of $46,015 and $28,234 was recorded for the year ended December 31, 2009 and 2008, respectively, related to available-for-sale securities and was included in asset impairments in our consolidated statements of operations. This impairment reduced the amortized cost basis of these available-for-sale securities. Asset impairment expense of $428,653 was recorded for the year ended

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

December 31, 2007 related to investments in securities and was included in asset impairment expense in our consolidated statements of operations. This impairment reduced the amortized cost basis of these available-for-sale securities and security-related receivables by $354,347 and $74,306, respectively.

NOTE 6: INVESTMENTS IN REAL ESTATE

As of December 31, 2009, we maintained investments in 36 consolidated real estate properties and three parcels of land. As of December 31, 2008, we maintained investments in 13 consolidated real estate properties and two parcels of land.

The table below summarizes the book value amounts included in our financial statements for our investments in real estate:

	As of December 31, 2009	As of December 31, 2008
Multi-family real estate properties	$508,942	$225,054
Office real estate properties	190,874	131,285
Retail real estate property	40,584	—
Parcels of land	22,208	614

Subtotal	762,608	356,953
Plus: Escrows and reserves	1,175	4,091
Less: Accumulated depreciation and amortization	(25,548)	(10,557)

Investments in real estate	$738,235	$350,487

As of December 31, 2009 and 2008, our investments in real estate was comprised of land of $159,317 and $62,162, respectively, and buildings and improvements of $603,291 and $294,791, respectively.

During the year ended December 31, 2009, we completed the conversion of 27 commercial real estate loans to real estate owned properties, under which we acquired $416,751 of real estate investments upon conversion of $515,517 of commercial real estate loans. The 27 real estate properties are comprised of the following: 19 multi-family properties, two retail properties, four office properties, one parcel of land and a vacant building. We previously held bridge or mezzanine loans with respect to these real estate properties.

On January 1, 2009, we adopted accounting standards classified under FASB ASC Topic 805, “Business Combinations” and defines a business as an integrated set of activities and assets that is capable of being

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

conducted and managed for the purpose of providing a return directly to investors. All entities constituting a business (as defined) are subject to FASB ASC Topic 805, “Business Combinations”, including real estate acquisitions (generally limited to acquisitions of rental properties with tenants in place, not vacant land or owner-occupied property). Of the 27 commercial real estate loans that were converted to real estate owned properties, we determined that 25 properties met the criteria of a business as defined by FASB ASC Topic 805, “Business Combinations.” These 25 properties are comprised of the 19 multi-family properties, two retail properties and four office properties. The parcel of land and vacant building did not meet the criteria of a business as defined under FASB ASC Topic 805, “Business Combinations.” We accounted for the conversion of these two properties in accordance with FASB ASC Topic 360, “Property, Plant and Equipment.”

Real estate accounted for under FASB ASC Topic 805, “Business Combinations”

The following table summarizes the aggregate estimated fair value of the net assets acquired and liabilities assumed during the year ended December 31, 2009, on the respective date of each conversion, for the real estate accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$379,656
Cash and cash equivalents	1,701
Restricted cash	4,620
Other assets	1,185
Goodwill	—

Total assets acquired	387,162
Liabilities assumed:
Accounts payable and accrued expenses	(3,732)
Other liabilities	(986)

Total liabilities assumed	(4,718)

Estimated fair value of net assets acquired	$382,444

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective conversion date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans	$386,126
Other considerations	(3,528)

Total fair value of consideration transferred	$382,598

During the year ended December 31, 2009, these investments contributed revenue of $18,327 and a net loss allocable to common shares of $3,416. During the year ended December 31, 2009, we incurred $154 of third-party acquisition-related costs, which are included in general and administrative expenses in our consolidated statement of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

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

Description	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Total revenue, as reported	$206,098	$246,519
Pro forma revenue	222,785	290,304
Net income (loss) allocable to common shares, as reported	(441,203)	(443,246)
Pro forma net income (loss) allocable to common shares	(441,444)	(441,496)

These amounts have been calculated after adjusting the results of the acquired businesses to reflect the additional depreciation that would have been charged assuming the fair value adjustments to our investments in real estate had been applied from January 1, 2008 and 2009, respectively, together with the consequential tax effects.

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

Real estate accounted for under FASB ASC Topic 360, “Property, Plant and Equipment”

During the year ended December 31, 2009, we completed the conversion of loans related to one parcel of land and one vacant building to real estate owned properties. We previously held bridge loans with respect to these real estate properties. We accounted for these conversions in accordance with FASB ASC Topic 360, “Property, Plant and Equipment.” On the respective date of each conversion, the parcel of land had a fair value of $21,595 and the vacant building had a fair value of $15,500. During the year ended December 31, 2009, we sold the vacant building and reported its operations and gain on sale from this entity as a component of discontinued operations for the year ended December 31, 2009.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

NOTE 7: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2009:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
Convertible senior notes (1)	$246,363	$245,885	6.9%	Apr. 2027
Secured credit facilities	49,994	49,994	4.8%	Dec. 2009 to Apr. 2011
Senior secured notes	43,000	43,000	12.5%	Apr. 2014
Loans payable on real estate	17,500	17,500	4.8%	Apr. 2010
Junior subordinated notes, at fair value (2)	38,052	17,004	8.7%	Mar. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	420,009	398,483	7.3%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (3)(4)	1,396,750	1,396,750	0.7%	2036 to 2045
CDO notes payable, at fair value (2)(3)(5)	1,185,061	146,557	0.9%	2035 to 2038
Loans payable on real estate	64,461	64,461	5.6%	Aug. 2010 to Aug. 2016
Trust preferred obligations, at fair value (2)	132,375	70,872	1.9%	2036

Total non-recourse indebtedness	2,778,647	1,678,640	0.9%

Total indebtedness	$3,198,656	$2,077,123	1.8%

(1)	Our convertible senior notes are redeemable, at the option of the holders, in April 2012.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(4)	Collateralized by $1,787,563 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(5)	Collateralized by $1,444,033 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2009 was $830,161. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2008:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
Convertible senior notes (1)	$384,168	$382,779	6.9%	2027
Secured credit facilities	53,494	53,494	2.4%	Jun. 2009 to Jan. 2010
Loans payable on real estate	22,500	22,500	4.8%	Apr. 2010
Junior subordinated notes, at fair value (2)	38,052	15,221	8.7%	2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	2037
Term loan indebtedness	18,981	18,344	13.0%	May 2009 to Aug. 2010

Total recourse indebtedness	542,295	517,438	6.7%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (3)(4)	1,451,750	1,451,750	1.0%	2036 to 2045
CDO notes payable, at fair value (2)(3)(5)	3,605,428	577,750	3.6%	2035 to 2038
Loans payable on real estate	29,751	29,751	5.6%	Aug. 2010 to Sep. 2015
Mortgage-backed securities issued (3)(6)(7)	3,388,199	3,364,151	5.1%	2035
Trust preferred obligations, at fair value (2)	359,459	162,050	5.9%	2035

Total non-recourse indebtedness	8,834,587	5,585,452	3.8%

Total indebtedness	$9,376,882	$6,102,890	4.0%

(1)	Our convertible senior notes are redeemable, at the option of the holders, in April 2012.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes mortgage-backed securities and CDO notes payable purchased by us which are eliminated in consolidation.
(4)	Collateralized by $1,733,822 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(5)	Collateralized by $4,158,407 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2008 was $2,037,374. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $3,611,860 principal amount of residential mortgages and mortgage-related receivables. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Rates generally follow the terms of the underlying mortgages, which are fixed for a period of time and variable thereafter.

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by RAIT or RAIT Partnership. As indicated in the table above, our consolidated financial statements include recourse indebtedness of $398,483 as of December 31, 2009.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs and other securitization vehicles) and the loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the year ended December 31, 2009 is as follows:

Recourse Indebtedness

Convertible senior notes. On April 18, 2007, we issued and sold in a private offering to qualified institutional buyers, $425,000 aggregate principal amount of 6.875% convertible senior notes due 2027, or the convertible notes. After deducting the initial purchaser’s discount and the estimated offering expenses, we received approximately $414,250 of net proceeds. Interest on the convertible notes is paid semi-annually and the convertible notes mature on April 15, 2027.

Prior to April 20, 2012, the convertible notes will not be redeemable at RAIT’s option, except to preserve RAIT’s status as a REIT. On or after April 20, 2012, RAIT may redeem all or a portion of the convertible notes at a redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any. Convertible note holders may require RAIT to repurchase all or a portion of the convertible notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any, on the convertible notes on April 15, 2012, April 15, 2017, and April 15, 2022, or upon the occurrence of certain change in control transactions prior to April 20, 2012.

Prior to April 15, 2026, upon the occurrence of specified events, the convertible notes will be convertible at the option of the holder at an initial conversion rate of 28.6874 shares per $1,000 principal amount of convertible notes. The initial conversion price of $34.86 represents a 27.5% premium to the per share closing price of $27.34 on the date the offering was priced. Upon conversion of convertible notes by a holder, the holder will receive cash up to the principal amount of such convertible notes and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, at the option of RAIT in cash or RAIT’s common shares. The initial conversion rate is subject to adjustment in certain circumstances. We include the convertible notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

On January 1, 2009, we adopted accounting standards classified under FASB ASC Topic 470, “Debt”. Upon adoption, we recorded a retrospective discount on our issued and outstanding convertible notes of $1,996. This discount reflects the fair value of the embedded conversion option within the convertible debt instruments and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in the indenture relating to the convertible notes agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the convertible notes were issued. The discount will be amortized to interest expense through April 15, 2012, the date at which holders of our convertible notes could require repayment. Upon adoption, all prior periods were restated to reflect the retroactive adoption of the standard and total discount amortization recorded through December 31, 2008 was $607.

During the year ended December 31, 2009, we repurchased from the market, a total of $103,805 in aggregate principal amount of convertible notes for a total consideration of $54,519, including the issuance of a $43,000 senior secured note. See “Senior Secured Note” below. During 2009, we also exchanged $34,000 in

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

aggregate principal amount of convertible notes for 8,126,000 common shares and $3,111 of cash, for total consideration of $13,999 based on our closing stock price of $1.34 per share on December 29, 2009, the date our exchange offer was completed. See “Exchange Offer” below. As a result of these transactions, we recorded gains on extinguishment of debt of $64,898, net of deferred financing costs and unamortized discounts that were written off.

During the year ended December 31, 2008, we repurchased, from the market, a total of $40,832 in aggregate principal amount of convertible notes for a total purchase price of $18,664. As a result, we recorded gains on extinguishment of debt of $21,181, net of deferred financing and unamortized discounts that were written off.

Secured credit facilities. As of December 31, 2009, we have borrowed an aggregate amount of $49,994 under three secured credit facilities, each with a different bank. All of our secured credit facilities are secured by designated commercial mortgages and mezzanine loans. As of December 31, 2009, the first secured credit facility had an unpaid principal balance of $21,314 which is payable in December 2011 under the current terms of this facility. As of December 31, 2009, the second secured credit facility had an unpaid principal balance of $22,180. This facility terminates in April 2010 and the unpaid principal balance at that time is payable in April 2011. As of December 31, 2009, the third secured credit facility had an unpaid principal balance of $6,500. We are amortizing this balance with monthly principal repayments of $500 which will result in the full repayment of this credit facility by February 2011.

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

The senior secured note bears interest at a rate of 12.5% per year and is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The senior secured note matures on April 20, 2014 unless previously prepaid in accordance with its terms prior to such date. The senior secured note is fully and unconditionally guaranteed by two of our wholly owned subsidiaries, or the guarantors: RAIT Asset Holdings II Member, LLC, or RAHM, and RAIT Asset Holdings II, LLC, or RAH2. RAHM is the sole member of RAH2 and has pledged the equity of RAH2 to secure its guarantee. RAH2’s assets consist of $100,000 in par amount of certain CDO notes payable issued by RAIT’s consolidated securitizations RAIT CRE CDO I, LTD., RAIT Preferred Funding II, LTD., Taberna Preferred Funding VIII, Ltd., and Taberna Preferred Funding IX, Ltd. The senior secured note is not convertible into equity securities of RAIT.

The maturity date of the senior secured note may be accelerated upon the occurrence of specified customary events of default, the satisfaction of any related notice provisions and the failure to remedy such event of default, where applicable. These events of default include: our failure to pay any amount of principal or interest on the senior secured note when due; our failure or the failure of any guarantor to perform on any obligation of its or their part in any transaction document; and events of bankruptcy, insolvency or reorganization affecting us or any guarantor.

Junior subordinates notes, at fair value. On October 16, 2008, we issued $38,052 principal amount of junior subordinated notes to a third party and received $15,459 of net cash proceeds. Of the total amount of junior subordinated notes issued, $18,671 has a fixed interest rate of 8.65% through March 30, 2015 with a floating rate of LIBOR plus 400 basis points thereafter and a maturity date of March 30, 2035. The remaining

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

$19,380 has a fixed interest rate of 9.64% and a maturity date of October 30, 2015. At issuance, we elected to record these junior subordinated notes at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings. As of December 31, 2009, we have $38,052 unpaid principal associated with this indebtedness. The fair value, or carrying amount, of this indebtedness was $17,004 as of December 31, 2009.

Junior subordinated notes, at amortized cost. On February 12, 2007, we formed Taberna Funding Capital Trust I which issued $25,000 of trust preferred securities to investors and $100 of common securities to us. The combined proceeds were used by Taberna Funding Capital Trust I to purchase $25,100 of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Taberna Funding Capital Trust I and mature on April 30, 2037, but are callable, at our option, on or after April 30, 2012. Interest on the junior subordinated notes is payable quarterly at a fixed rate of 7.69% through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.50%. These of junior subordinated notes issued by us are outstanding as of December 31, 2009 and 2008.

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

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their OC and IC trigger tests as of December 31, 2009.

During the year ended December 31, 2009, we repurchased, from the market, a total of $55,000 in aggregate principal amount of CDO notes payable issued by RAIT I and RAIT II. The aggregate purchase price was $4,029 and we recorded gains on extinguishment of debt of $50,971.

During 2008, we repurchased from the market a total of $3,000 in aggregate principal amount of CDO notes payable associated with RAIT I. The total purchase price was $759 and we recorded gains on extinguishment of debt of $2,241.

CDO notes payable, at fair value. As of January 1, 2008, we adopted the fair value option, which is now classified under FASB ASC Topic 825, and elected to record CDO notes payable at fair value. These CDO notes payable are collateralized by trading securities, security-related receivables and loans. At adoption, we decreased the carrying amount of these CDO notes payable by $1,520,616 to reflect these liabilities at fair value in our financial statements. The change in fair value of these CDO notes payable was a decrease of $49,280 and $1,434,175 for the years ended December 31, 2009 and 2008, respectively, and was included in our consolidated statements of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

Both of our Taberna consolidated CDOs are failing overcollateralization, or OC, trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the year ended December 31, 2009, $34,499 of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Loans payable on real estate. As of December 31, 2009 and 2008, we had $81,908 and $52,251, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate and other loans. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheet.

Trust preferred obligations. Trust preferred obligations finance subordinated debentures acquired by Trust VIEs that are consolidated by us for the portion of the total TruPS that are owned by entities outside of the consolidated group. These trust preferred obligations bear interest at either variable or fixed rates until maturity, generally 30 years from the date of issuance. The Trust VIE has the ability to prepay the trust preferred obligation at any time, without prepayment penalty, after five years. We do not control the timing or ultimate payment of the trust preferred obligations.

As of January 1, 2008, we adopted the fair value option, which is now classified under FASB ASC Topic 825, and elected to record trust preferred obligations at fair value. At adoption, we decreased the carrying amount of the trust preferred obligations by $52,070 to reflect these liabilities at fair value in our financial statements. The change in fair value of the trust preferred obligations was a decrease of $104,179 and $145,339 for the years ended December 31, 2009 and 2008, respectively, and was included in our consolidated statements of operations.

Exchange Offer

On December 29, 2009, we completed our previously announced exchange offer to exchange convertible senior notes for common shares and cash. Holders of our convertible senior notes tendered $34,000 aggregate principal amount of our convertible senior notes. Pursuant to the terms of the Exchange Offer, we issued 8,126,000 common shares and paid $3,111 of cash as consideration for the exchanges notes. For each $1,000 principal amount of our convertible senior notes exchanged, the holder received the following: (i) 239 common shares, (ii) a cash payment of $91.50 and (iii) accrued and unpaid interest on the convertible senior notes to, but excluding, the settlement date, paid in cash. As a result of the exchange offer, we recorded gains on extinguishment of debt of approximately $18,120.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate contractual maturities of our indebtedness by year:

2010	$34,461
2011	43,104
2012	—
2013	—
2014	43,000
Thereafter	3,078,091

Total	$3,198,656

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of December 31, 2009, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2009 and December 31, 2008:

	As of December 31, 2009		As of December 31, 2008
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$1,826,167	$(186,986)	$3,685,692	$(613,852)
Interest rate caps	36,000	1,335	51,000	863
Basis swaps	—	—	50,000	—
Foreign currency derivatives:
Currency options	—	—	2,127	21

Net fair value	$1,862,167	$(185,651)	$3,788,819	$(612,968)

The following table summarizes the effect on income by derivative instrument type for the following periods:

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008		For the Year Ended December 31, 2007
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)
Interest rate swaps	$(2,088)	$(449)	$(9,849)	$(432)	$3,975	$(7,490)
Interest rate caps	—	—	—	—	—	(191)
Basis swaps	—	—	—	—	29	(123)
Currency options	—	(21)	—	25	—	15

Total	$(2,088)	$(470)	$(9,849)	$(407)	$4,004	$(7,789)

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. As of December 31, 2009, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $1,010,276 and had a liability balance with a fair value of $105,352. During the years ended December 31, 2009 and 2008, the change in value of these hedges was an increase of $6,377 and a decrease of $394,112, respectively. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

During the year ended December 31, 2009, cash flow hedges with a notional value of $1,801,445 and a liability fair value of $291,881 were removed from our consolidated financial statements due to the deconsolidation of VIEs. See Note 5: “Investments in Securities” for further disclosure.

Amounts reclassified to earnings associated with effective cash flow hedges are reported in investment interest expense and the fair value of these hedge agreements is included in other assets or derivative liabilities.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

Free-Standing Derivatives

We have maintained warehouse arrangements with various investment banks through 2008. These warehouse arrangements were free-standing derivatives under FASB ASC Topic 815, “Derivatives and Hedging”. As such, our investment, or first-dollar risk of loss, was recorded at fair value each period with the change in fair value recorded in earnings.

During the year ended December 31, 2008, our remaining two warehouse facilities terminated. As such, we did not expect that we would recover our warehouse deposits. As a result, as of December 31, 2008, we fully accrued for the contingency of losing our $32,059 of warehouse deposits in other liabilities. The accrual was charged to earnings through the change in fair value of free-standing derivatives. Subsequent to December 31, 2008, we did not recover our warehouse deposit and charged off our deposits accordingly.

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

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the eligible instruments for which we elected the fair value option and for which adjustments were recorded as of January 1, 2008:

	Carrying Amount as of December 31, 2007	Effect from adoption of the fair value option	Carrying Amount as of January 1, 2008 (After adoption of the fair value option)
Assets:
Trading securities (1)	$2,721,360	$—	$2,721,360
Security-related receivables	1,050,967	(99,991)	950,976
Deferred financing costs, net of accumulated amortization	18,047	(18,047)	—

Liabilities:
Trust preferred obligations	(450,625)	52,070	(398,555)
CDO notes payable	(3,695,858)	1,520,616	(2,175,242)
Derivative liabilities	(155,080)	—	(155,080)
Deferred taxes and other liabilities	(6,103)	6,103	—

Fair value adjustments before allocation to noncontrolling interests		1,460,751
Allocation of fair value adjustments to noncontrolling interests	—	(373,357)	(373,357)

Cumulative effect on shareholders’ equity from adoption of the fair value option (2)		$1,087,394

(1)	Prior to January 1, 2008, trading securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option for trading securities did not change their carrying value and resulted in a reclassification of $310,520 from accumulated other comprehensive income (loss) to retained earnings (deficit) on January 1, 2008.
(2)	The $1,087,394 cumulative effect on shareholders’ equity from the adoption of the fair value option on January 1, 2008 was comprised of a $310,520 increase to accumulated other comprehensive income (loss) and a $776,874 increase to retained earnings (deficit).

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgages and loans, investments in securities, trust preferred obligations, CDO notes payable, convertible senior notes, junior subordinated notes and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, secured credit facilities, senior secured notes, loans payable on real estate and other indebtedness approximates cost due to the nature of these instruments.

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2009:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,467,566	$1,401,393
Investments in securities and security-related receivables	694,897	694,897
Cash and cash equivalents	25,034	25,034
Restricted cash	156,167	156,167
Derivative assets	1,335	1,335
Liabilities
Recourse indebtedness:
Convertible senior notes	245,885	100,987
Secured credit facilities	49,994	49,994
Senior secured notes	43,000	43,000
Junior subordinated notes, at fair value	17,004	17,004
Junior subordinated notes, at amortized cost	25,100	11,185
Loans payable on real estate	17,500	17,500
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,396,750	592,555
CDO notes payable, at fair value	146,557	146,557
Loans payable on real estate	64,461	64,461
Trust preferred obligations, at fair value	70,872	70,872
Derivative liabilities	186,986	186,986

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Trading securities
TruPS and subordinated debentures	$—	$—	$471,106	$471,106
Other securities	—	300	—	300
Available-for-sale securities	—	90	—	90
Security-related receivables
TruPS and subordinated debenture receivables	—	—	73,649	73,649
Unsecured REIT note receivables	—	65,393	—	65,393
CMBS receivables	—	58,894	—	58,894
Other securities	—	25,465	—	25,465
Derivative assets	—	1,335	—	1,335

Total assets	$—	$151,477	$544,755	$696,232

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Junior subordinated notes, at fair value	$—	$17,004	$—	$17,004
Trust preferred obligations	—	—	70,872	70,872
CDO notes payable, at fair value	—	—	146,557	146,557
Derivative liabilities	—	186,986	—	186,986

Total liabilities	$—	$203,990	$217,429	$421,419

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the year ended December 31, 2009:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2008	$1,472,611	$172,055	$1,644,666
Change in fair value of financial instruments	(121,064)	(16,525)	(137,589)
Purchases and sales, net	14,133	(4,772)	9,361
Deconsolidation of VIEs	(894,574)	(77,109)	(971,683)

Balance, as of December 31, 2009	$471,106	$73,649	$544,755

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

Liabilities	Trust Preferred Obligations	CDO Notes Payable, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2008	$162,050	$577,750	$739,800
Change in fair value of financial instruments	(104,179)	(56,973)	(161,152)
Purchases and sales, net	88,119	(26,864)	61,255
Deconsolidation of VIEs	(75,118)	(347,356)	(422,474)

Balance, as of December 31, 2009	$70,872	$146,557	$217,429

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option within FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

Description	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Change in fair value of trading securities and security-related receivables	$(158,273)	$(1,737,305)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	153,459	1,579,689
Change in fair value of derivatives	6,377	(394,821)

Change in fair value of financial instruments	$1,563	$(552,437)

The changes in the fair value for the investment in securities, CDO notes payable, trust preferred obligations, and other liabilities for which the fair value option was elected for the years ended December 31, 2009 and 2008 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of derivatives for which the fair value option was elected for the years ended December 31, 2009 and 2008 was mainly due to changes in interest rates.

NOTE 10: SHAREHOLDERS’ EQUITY

Preferred Shares

In 2004, we issued 2,760,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, or Series A Preferred Shares, for net proceeds of $66,600. The Series A Preferred Shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series A Preferred Shares have no maturity date and we are not required to redeem the Series A Preferred Shares at any time. On or after March 19, 2009, we may, at our option, redeem the Series A Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

In 2004, we issued 2,258,300 shares of our 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, or Series B Preferred Shares, for net proceeds of $54,400. The Series B Preferred Shares accrue cumulative cash dividends at a rate of 8.375% per year of the $25.00 liquidation preference, equivalent to

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

$2.09375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series B Preferred Shares have no maturity date and we are not required to redeem the Series B Preferred Shares at any time. On or after October 5, 2009, we may, at our option, redeem the Series B Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

On July 5, 2007, we issued 1,600,000 shares of our 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, or the Series C Preferred Shares, in a public offering at an offering price of $25.00 per share. After offering costs, including the underwriters’ discount, and expenses of $1,660, we received $38,340 of net proceeds. The Series C Preferred Shares accrue cumulative cash dividends at a rate of 8.875% per year of the $25.00 liquidation preference and are paid on a quarterly basis. The Series C Preferred Shares have no maturity date and we are not required to redeem the Series C Preferred Shares at any time. We may not redeem the Series C Preferred Shares before July 5, 2012, except for the special optional redemption to preserve our tax qualification as a REIT. On or after July 5, 2012, we may, at our option, redeem the Series C Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Common Shares

Share Repurchases:

On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75,000 of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions. We have not repurchased any common shares under this plan as of December 31, 2009.

Share Issuances:

Exchange Offer. On December 29, 2009, we completed our previously announced exchange offer to exchange $34,000 of our convertible senior notes for common shares and cash. Pursuant to the terms of the Exchange Offer, we issued 8,126,000 common shares and paid $3,111 of cash as consideration for the exchanges notes. See Note 7—“Indebtedness—Exchange Offer” above.

Dividend reinvestment and share purchase plan (DRSPP). We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance 10,000,000 common shares. During the year ended December 31, 2009, we issued a total of 1,314,529 common shares pursuant to the DRSPP at a weighted-average price of $1.52 per share and we received $2,000 of net proceeds. On January 26, 2010, our board approved increasing the number of common shares available for issuance under the DRSPP by 7,248,436 common shares so that, with the 4,751,564 common shares previously authorized for issuance under the DRSPP that remain available for issuance, 12,000,000 common shares, in the aggregate, would be available for issuance under the DRSPP upon the registration under the Securities Act of 1933, as amended, of the common shares added to the DRSPP.

Standby Equity Distribution Agreement (SEDA). On January 13, 2010, we entered into a standby equity distribution agreement, or the SEDA, with YA Global Master SPV Ltd., or YA Global, which is managed by Yorkville Advisors, LLC, whereby YA Global agreed to purchase up to $50,000, or the commitment amount, worth of newly issued RAIT common shares upon notices given by us, subject to the terms and conditions of the

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

SEDA. The SEDA terminates automatically on the earlier of January 13, 2012 or the date YA Global has purchased $50,000 worth of common shares under the SEDA. The number of common shares issued or issuable pursuant to the SEDA, in the aggregate, cannot exceed 12,500,000 common shares.

Subject to the terms and conditions of the SEDA, we may issue notices from time to time to YA Global requiring YA Global to purchase common shares. The maximum portion of the commitment amount RAIT can request YA Global to pay pursuant to a single notice cannot exceed $1,500 or any other mutually agreed amount. The number of common shares issuable in connection with each notice is computed by dividing the portion of the commitment amount set forth in the notice by the purchase price for the common shares. The purchase price equals 97% of the market price, which is defined as the lowest daily volume weighted average price, or VWAP, of the common shares traded on the New York Stock Exchange during the three consecutive trading days after the date we delivered the notice to YA Global (the “Pricing Period”).

For each notice, we may indicate a minimum acceptable price, or the minimum price. If on any trading day during the pricing period, the VWAP for the common shares is below the minimum price, each, an excluded day, the portion of the commitment amount we have requested YA Global to pay under such notice will be reduced by 33%. In addition, each excluded day will be excluded from the Pricing Period for purposes of determining the market price. If YA Global has sold Common Shares on an Excluded Day, RAIT is obligated to sell, and YA Global is obligated to purchase, such number of Common Shares at a price equal to the Minimum Price; provided, however, that such number of Common Shares is not to exceed the number obtained by dividing the amount by which the Commitment Amount was reduced by the Minimum Price corresponding to such notice.

The portion of the requested Commitment Amount is automatically withdrawn to the extent the related purchases of Common Shares by YA Global would cause the aggregate number of Common Shares beneficially owned by YA Global and its affiliates to exceed 4.99% of the then outstanding Common Shares or exceed the aggregate offering price of Common Shares issuable under the Registration Statement. Upon expiration of the Pricing Period, YA Global will purchase the appropriate number of Common Shares subject to RAIT meeting certain customary conditions. RAIT will pay a placement agent fee to Raymond James & Associates, Inc. in an amount equal to 2% of the gross proceeds to RAIT of any sale of Common Shares pursuant to the SEDA.

After the first closing under the SEDA and thereafter prior to the termination of the SEDA, RAIT may from time to time request YA Global to purchase promissory notes issued by RAIT with a principal amount of up to $10,000. After considering each request in good faith, YA Global, in its sole discretion, will decide whether or not to purchase the notes. Any such notes purchased by YA Global will be on mutually acceptable terms and may include a provision that the notes be repaid with the proceeds of amounts delivered pursuant to the SEDA.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

The following tables summarize the dividends we declared or paid during the years ended December 31, 2009 and 2008:

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	For the Year Ended December 31, 2009
Series A Preferred Shares
Date declared	1/27/09	4/8/09	7/28/09	10/27/09
Record date	3/2/09	6/1/09	9/1/09	12/1/09
Date paid	3/31/09	6/30/09	9/30/09	12/31/09
Total dividend amount	$1,337	$1,337	$1,337	$1,337	$5,348
Series B Preferred Shares
Date declared	1/27/09	4/8/09	7/28/09	10/27/09
Record date	3/2/09	6/1/09	9/1/09	12/1/09
Date paid	3/31/09	6/30/09	9/30/09	12/31/09
Total dividend amount	$1,182	$1,182	$1,182	$1,182	$4,728
Series C Preferred Shares
Date declared	1/27/09	4/8/09	7/28/09	10/27/09
Record date	3/2/09	6/1/09	9/1/09	12/1/09
Date paid	3/31/09	6/30/09	9/30/09	12/31/09
Total dividend amount	$888	$888	$888	$888	$3,552
Common shares
Date declared	—	—	—	—	—
Record date	—	—	—	—	—
Date paid	—	—	—	—	—
Dividend per share	—	—	—	—	—
Total dividend declared	—	—	—	—	—

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	For the Year Ended December 31, 2008
Series A Preferred Shares
Date declared	1/29/08	4/17/08	7/29/08	10/22/08
Record date	3/3/08	6/2/08	9/2/08	12/1/08
Date paid	3/31/08	6/30/08	9/30/08	12/31/08
Total dividend amount	$1,337	$1,337	$1,337	$1,337	$5,348
Series B Preferred Shares
Date declared	1/29/08	4/17/08	7/29/08	10/22/08
Record date	3/3/08	6/2/08	9/2/08	12/1/08
Date paid	3/31/08	6/30/08	9/30/08	12/31/08
Total dividend amount	$1,182	$1,182	$1,182	$1,182	$4,728
Series C Preferred Shares
Date declared	1/29/08	4/17/08	7/29/08	10/22/08
Record date	3/3/08	6/2/08	9/2/08	12/1/08
Date paid	3/31/08	6/30/08	9/30/08	12/31/08
Total dividend amount	$888	$888	$888	$888	$3,552
Common shares
Date declared	3/25/08	6/30/08	—	10/10/08
Record date	4/4/08	7/16/08	—	10/31/08
Date paid	5/15/08	8/12/08	—	12/5/08
Dividend per share	$0.46	$0.46	$—	$0.35	$1.27
Total dividend declared	$28,083	$29,350	$—	$22,675	$80,108

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

On January 26, 2010, our board of trustees declared a first quarter 2010 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on March 31, 2010 to holders of record on March 1, 2010.

NOTE 11: STOCK BASED COMPENSATION AND EMPLOYEE BENEFITS

We maintain the RAIT Financial Trust 2008 Incentive Award Plan (the “Incentive Award Plan”). The maximum aggregate number of common shares that may be issued pursuant to the Incentive Award Plan is 4,500,000. As of December 31, 2009, 2,464,061 common shares are available for issuance under this plan.

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

On December 7, 2007, ten of our executive officers voluntarily forfeited 322,000 phantom units awards that were granted to them on January 23, 2007 under the Incentive Award Plan. The equity incentive awards were subject to vesting periods of four or five years beginning in January 2008. The aggregate value of these awards when granted was $11,821, of which $2,113 was expensed through September 30, 2007. In accordance with accounting standards classified under FASB ASC Topic 718, we expensed the remaining $9,708 as non-cash compensation expense during the quarter ended December 31, 2007. If these awards had remained outstanding in accordance with their terms, we would have expensed this remaining amount over the remaining vesting periods of these awards.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

On March 5, 2009, the compensation committee of our board of trustees, or the compensation committee, awarded 484,000 phantom units, valued at $242 using our closing stock price of $0.50 per share, to various non-executive employees. The awards generally vest over three-year periods.

On June 25, 2009, the compensation committee awarded 200,000 phantom units, valued at $238 using our closing stock price of $1.19, to two non-executive employees. The awards generally vest over four-year periods.

During the years ended December 31, 2009 and 2008, there were 21,805 and 29,943, respectively, phantom units redeemed for common shares and 37,000 and 60,152 phantom units forfeited, respectively, including 322,000 phantom units forfeited by our executive officers discussed above. At December 31, 2009 and 2008, there were 1,080,882 and 455,687, respectively, phantom units outstanding.

As part of the acquisition of Taberna on December 11, 2006, or the Taberna acquisition, we assumed 481,785 unvested restricted shares in exchange for the unvested restricted shares of Taberna’s employees that did not vest on the date of acquisition. The unvested restricted shares were accounted for under FASB ASC Topic 718, and the grant date fair value on December 11, 2006 of $16,559 (based on the closing price of $34.37 at December 11, 2006 of our common shares) will be expensed over the remaining vesting provisions of the original awards. During the years ended December 31, 2009 and 2008, unvested restricted shares totaling 62,338 and 126,613, respectively, vested and were issued to the respective employees. During the year ended December 31, 2008, there were 22,237 unvested restricted shares forfeited. There were no unvested restricted shares forfeited during 2009. As of December 31, 2009 and 2008, there were 14,159 and 76,690, respectively, unvested restricted shares outstanding.

As of December 31, 2009 and 2008, the deferred compensation cost relating to unvested awards was $2,642 and $5,898, respectively, relating to phantom units and restricted stock that had a weighted average remaining vesting period of 1.6 years and 1.1 years, respectively.

On January 26, 2010, the compensation committee awarded 1,500,000 phantom units, valued at $1,905 using our closing stock price of $1.27, to our executive officers. Half of these awards vested immediately and the remainder vests in one year. On January 26, 2010, the compensation committee awarded 500,000 phantom units, valued at $635 using our closing stock price of $1.27, to our non-executive officer employees. These awards generally vest over three-year periods.

On January 26, 2010, the compensation committee approved a cash payment to the Board’s eight non-management trustees intended to constitute a portion of their respective 2010 annual non-management trustee compensation. The cash payment was subject to terms and conditions set forth in a letter agreement, or the letter agreement, between each of the non-management trustees and RAIT. The terms and conditions included a requirement that each trustee use a portion of the cash payment to purchase RAIT’s common shares in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The aggregate amount required to be used by all of the non-management trustees to purchase common shares is $240.

Stock Options

We have granted to our officers, trustees and employees options to acquire common shares. The vesting period is determined by the Compensation Committee and the option term is generally ten years after the date of grant. As of December 31, 2009 and 2008, there were 168,800 and 178,800 options outstanding, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

A summary of the options activity of the Incentive Award Plan is presented below.

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1,	178,800	$21.84	215,300	$20.68	225,842	$20.49
Expired	(10,000)	10.75	(36,500)	15.00	—	—
Exercised	—	—	—	—	(10,542)	16.53

Outstanding, December 31,	168,800	$22.50	178,800	$21.84	215,300	$20.68

Options exercisable at December 31,	168,800		178,800		180,300

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Exercise Price
$13.65	7,000	1.1 years	$13.65	7,000	$13.65
$19.21 - 19.85	20,000	2.4 years	$19.50	20,000	$19.50
$21.81 - 26.40	141,800	3.7 years	$23.36	141,800	$23.36

	168,800	3.5 years	$22.50	168,800	$22.50

We did not grant options during the three years ended December 31, 2009.

During the years ended December 31, 2009, 2008 and 2007, we recorded compensation expense of $3,830, $7,206, and $20,891, respectively, associated with our stock based compensation. Stock-based compensation expense for the year ended December 31, 2007 includes $9,708 of stock forfeitures discussed above.

Employee Benefits

401(k) Profit Sharing Plan

During 2007, we maintained the RAIT Investment Trust 401(k) profit sharing plan, or the former RAIT 401(k) plan, for our employees and assumed the Taberna Capital Management LLC 401(k) profit sharing plan in connection with the Taberna acquisition because we wish to encourage our employees to save some percentage of their cash compensation, through voluntary deferrals, for their eventual retirement. Effective January 1, 2008, the former RAIT 401(k) plan and Taberna 401(k) plan were combined into the RAIT Financial Trust 401(k) profit sharing plan, or the RAIT 401(k) plan, in order to provide consistent benefits to all employees.

The former RAIT 401(k) plan offered eligible employees the opportunity to make long-term investments on a regular basis through salary contributions, which we supplemented with matching contributions. Any matching contribution made by RAIT pursuant to this plan vests 20% per year of service. Until August 2006, matching contributions were made in RAIT common shares.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

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

During the years ended December 31, 2009, 2008 and 2007, we recorded $296, $642 and $277 of contributions which is included in compensation expense on the accompanying statement of operations.

Deferred Compensation

In June 2002, we established a supplemental executive retirement plan, or SERP, providing for retirement benefits to Betsy Z. Cohen, our Chairman, as required by her employment agreement with us. We amended this SERP plan on December 11, 2006 in connection with the acquisition of Taberna. Under the terms of the SERP Plan, Mrs. Cohen’s benefit consists of two components, a share component and a cash component. On July 1, 2007, the share component was distributed to Mrs. Cohen in the form of 158,101 common shares in a single lump sum. The cash component commenced distribution to Mrs. Cohen in a 50% joint and survivor annuity on July 1, 2007. We established a trust to serve as the funding vehicle for the SERP benefit. During the year ended December 31, 2008, $433 of the cash component was distributed to Mrs. Cohen through monthly payments. During the period from July 1, 2007 to December 31, 2007, $216 of the cash component was distributed to Mrs. Cohen through monthly payments. The remaining cash benefit obligation of $4,390 was eligible for a lump-sum distribution and was paid to Mrs. Cohen in January 2009. We recognized SERP compensation expense (benefit) of $798, and $(621) for the years ended December 31, 2008 and 2007, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

NOTE 12: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three years ended December 31, 2009:

	For the Years Ended December 31
	2009	2008	2007
Income (loss) from continuing operations	$(439,300)	$(617,070)	$(435,991)
Income allocated to preferred shares	(13,641)	(13,641)	(11,817)
Income allocated to noncontrolling interests	13,419	189,580	69,707

Income (loss) from continuing operations allocable to common shares	(439,522)	(441,131)	(378,101)
Income (loss) from discontinued operations	(1,681)	(2,115)	(1,487)

Net income (loss) allocable to common shares	$(441,203)	$(443,246)	$(379,588)

Weighted-average shares outstanding—Basic	65,205,233	63,394,447	61,403,986
Weighted-average shares outstanding—Diluted	65,205,233	63,394,447	61,403,986

Earnings (loss) per share—Basic:
Continuing operations	$(6.74)	$(6.96)	$(6.16)
Discontinued operations	(0.03)	(0.03)	(0.02)

Total earnings (loss) per share—Basic	$(6.77)	$(6.99)	$(6.18)

Earnings (loss) per share—Diluted:
Continuing operations	$(6.74)	$(6.96)	$(6.16)
Discontinued operations	(0.03)	(0.03)	(0.02)

Total earnings (loss) per share—Diluted	$(6.77)	$(6.99)	$(6.18)

For the years ended December 31, 2009, 2008 and 2007, securities convertible into 15,612,224, 13,109,658, and 8,834,726 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

Our TRS entities generate taxable revenue from fees for services provided to CDO entities. Some of these fees paid to the TRS entities are capitalized as deferred costs by the CDO entities. In consolidation, these fees are eliminated when the CDO entity is included in the consolidated group. Nonetheless, all income taxes are expensed and are paid by the TRSs in the year in which the revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

The components of the provision for income taxes as it relates to our taxable income from domestic TRSs during the years ended December 31, 2009, 2008 and 2007 includes the effects of our performance of a portion of its TRS services in a foreign jurisdiction that does not incur income taxes.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our income on a current basis as SubPart F income, whether or not distributed. Upon distribution of any previously included SubPart F income by these entities, no incremental U.S. federal, state, or local income taxes would be payable by us. Accordingly, no provision for income taxes has been recorded for these foreign TRS entities for the years ended December 31, 2009, 2008 and 2007.

The components of the income tax benefit (provision) as it relates to our taxable income (loss) from domestic and foreign TRSs during the year ended December 31, 2009 were as follows:

	For the Year Ended December 31, 2009
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$1,085	$—	$(1,210)	$(125)
Deferred benefit (provision)	450	58	575	1,083

Income tax benefit (provision)	$1,535	$58	$(635)	$958

The components of the income tax benefit (provision) as it relates to our taxable income (loss) from domestic and foreign TRSs during the year ended December 31, 2008 were as follows:

	For the Year Ended December 31, 2008
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$4,126	$231	$(982)	$3,375
Deferred benefit (provision)	(1,004)	(234)	—	(1,238)

Income tax benefit (provision)	$3,122	$(3)	$(982)	$2,137

The components of the income tax benefit (provision) as it relates to our taxable income (loss) from domestic and foreign TRSs during the year ended December 31, 2007 were as follows:

	For the Year Ended December 31, 2007
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(2,708)	$(1,239)	$(1,104)	$(5,051)
Deferred benefit (provision)	12,699	3,089	—	15,788

Income tax benefit (provision)	$9,991	$1,850	$(1,104)	$10,737

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

A reconciliation of the statutory tax rates to the effective rates is as follows for the years ended December 31, 2009, 2008 and 2007:

	For the Years Ended December 31
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State statutory, net of federal benefit	4.7%	—	6.6%
Change in valuation allowance	(150.8)%	(40.0)%	(16.8)%
Permanent items	(33.6)%	(1.9)%	(10.9)%
Foreign tax effects	221.6%	11.6%	17.6%

Effective tax rate for domestic TRSs	76.9%	4.7%	31.5%

Significant components of our deferred tax assets (liabilities), at our TRSs, are as follows as of December 31, 2009 and 2008:

Deferred tax assets (liabilities):	As of December 31, 2009	As of December 31, 2008
Net operating losses, at TRSs	$11,984	$10,356
Capital losses	6,705	6,144
Unrealized losses	13,296	12,651
Other	371	318

Total deferred tax assets (liabilities)	32,356	29,469
Valuation allowance	(31,273)	(29,469)

Net deferred tax assets (liabilities)	$1,083	$—

As of December 31, 2009, we had $65,460 of federal and state net operating losses, $2,052 of foreign net operating losses and $17,324 of capital losses. The federal net operating losses will begin to expire in 2028, the state net operating losses will begin to expire in 2017 and the foreign operating losses have an indefinite carryforward period. The capital losses will expire in 2012. We have concluded that it is more likely than not that $64,287 of federal and state net operating losses and all of the capital losses will not be utilized during their respective carry forward periods; and as such, we have established a valuation allowance against these deferred tax assets.

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

Our Chairman, Betsy Z. Cohen, is the Chief Executive Officer and a director of The Bancorp, Inc., or Bancorp, and Chairman of the Board and Chief Executive Officer of its wholly-owned subsidiary, The Bancorp Bank, a commercial bank. Daniel G. Cohen was our chief executive officer from the date of the Taberna acquisition until his resignation from that position on February 22, 2009. Mr. Cohen was a trustee of RAIT from the date of the Taberna acquisition until his resignation from that position on February 26, 2010. Mr. Cohen is the Chairman of the Board of Bancorp and Vice-Chairman of the Board of Bancorp Bank. Each transaction with Bancorp is described below:

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of December 31, 2009 and December 31, 2008, we had $410 and $1,985, respectively, of cash and cash

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

equivalents and $1,601 and $7,287, respectively, of restricted cash on deposit at Bancorp. During the years ended December 31, 2009, 2008 and 2007, we received $11, $123 and $801, respectively, of interest income from Bancorp. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp at an annual rental expense based upon the amount of square footage occupied. We have signed a sublease agreement with a third party for the remaining term of our sublease. Rent expense incurred to Bancorp was $300, $340 and $445 for the years ended December 31, 2009, 2008 and 2007, respectively. Rent expense has been included in general and administrative expense in the accompanying consolidated statements of operations. During the year ended December 31, 2007, we paid fees of $72 to Bancorp for information system technical support services.

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

Mr. Cohen holds controlling positions in various companies with which we conduct business. Mr. Cohen serves as the Chairman of the board of directors and Chief Executive Officer of Cohen & Company Inc. or, Cohen & Company, and as the Chairman of the board of managers, Chief Executive Officer and Chief Investment Officer of Cohen Brothers, LLC, or Cohen Brothers, a majority owned subsidiary of Cohen & Company. Each transaction between us and Cohen & Company is described below:

a). Office Leases—We maintain sub-lease agreements for shared office space and facilities with Cohen & Company. Rent expense during the years ended December 31, 2009, 2008 and 2007 relating to these leases was $50, $50 and $76, respectively. Rent expense has been included in general and administrative expense in the accompanying consolidated statements of operations. Future minimum lease payments due over the remaining term of the lease are $308.

b). Shared Services—We previously paid Cohen & Company for services relating to structuring and managing our investments in CMBS and RMBS. The agreement with Cohen & Company for these services terminated on July 1, 2008 and we did not renew or extend this agreement. During the years ended December 31, 2008 and 2007, we incurred total shared service expenses of $519 and $1,138, respectively. These shared service expenses have been included in general and administrative expense in the accompanying consolidated statements of operations.

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

d). Common Shares—As of December 31, 2009 and December 31, 2008, Cohen & Company and its affiliate entities owned 510,434 of our common shares.

e). CDO Notes Payable—During the year ended December 31, 2009, we repurchased $14,000 of our RAIT CRE CDO I notes payable rated BBB and $300 of CMBS receivables from a third party using the

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

broker-dealer services of Cohen & Company. Cohen & Company received $113 of total principal transaction income in connection with these transactions. During the year ended December 31, 2009, Cohen & Company purchased $6,000 of Taberna VII notes payable rated AAA from third parties using the broker-dealer services of RAIT Securities LLC, for which we received $15 in principal transaction income. During the year ended December 31, 2007, we sold $20,000 of our Taberna VIII notes payable rated AAA to third parties using the broker-dealer services of Cohen & Company, for which Cohen & Company received $183 in principal transaction income. During the year ended December 31, 2007, we sold $12,750 of our RAIT Preferred Funding II CDO notes payable rated AA to a third party using the broker-dealer services of Cohen & Company. Cohen & Company did not receive any principal transaction income or loss in connection with this transaction. During the year ended December 31, 2007, we sold $15,000 of our Taberna Preferred Funding VIII CDO notes payable rated AA to an affiliate of Cohen & Company. Cohen & Company did not receive any principal transaction income in connection with this transaction.

f). EuroDekania—EuroDekania is an affiliate of Cohen & Company. In September 2007, EuroDekania purchased approximately €10,000 ($13,892) of the subordinated notes and all of the €32,250 ($44,802) BBB-rated debt securities in Taberna Europe CDO II. We invested €17,500 ($24,311) in the total subordinated notes and earn management fees of 35 basis points on the collateral assets owned by this entity. EuroDekania receives a fee equal to 3.5 basis points of our subordinated collateral management fee which is payable to EuroDekania only if we collect our subordinated management fee and EuroDekania retains an investment in the subordinated notes. During the years ended December 31, 2009, 2008 and 2007, we recorded a collateral management fee expense of $0, $376 and $152, respectively, payable to EuroDekania.

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

h). Trust Preferred Securities—In October 2008, we re-purchased $25,000 principal amount of our TruPS that we issued from a third party using the broker-dealer services of Cohen & Company, for which Cohen & Company received $70 in principal transaction income.

i). Fees—Cohen & Company provided origination services for our investments and placement and structuring services for certain debt and equity securities issued by our CDO securitizations. For these services, during the year ended December 31, 2007, Cohen & Company received approximately $6,486 in origination, structuring and placement fees.

j). Strategos Capital Management—Strategos Capital Management, or Strategos, is an affiliate of Cohen & Company. In October 2006, Taberna engaged Strategos to create and manage a $1.0 billion high-grade asset backed CDO. During 2007, we decided not to complete this securitization and terminated this agreement in July 2007 at no cost to us.

k). Kleros Preferred Funding VIII, Ltd.—Kleros Preferred Funding VIII, Ltd., or Kleros VIII, is a securitization managed by Cohen & Company. In June 2007, we purchased approximately $26,400 in par amount of bonds rated A through BBB issued by Kleros VIII, for a purchase price of approximately $23,997. As of December 31, 2009, the bonds have a current fair value of $0 and have been placed on non-accrual status.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

Edward E. Cohen, the spouse of Betsy Z. Cohen and father of Daniel G. Cohen, is the Chairman of Resource America, Inc, or Resource America. Jonathan Z. Cohen, the son of Betsy Z. Cohen and brother of Daniel G. Cohen, is the Chief Executive Officer of Resource America. During the year ended December 31, 2009, we repurchased $3,500 of our RAIT CRE CDO I notes payable rated BBB from a third party using the broker-dealer services of a subsidiary of Resource America. The Resource America subsidiary received $7 principal transaction income in connection with this transaction.

Brandywine Construction & Management, Inc., or Brandywine, is an affiliate of Edward E. Cohen. Brandywine provided real estate management services to two properties, three properties and three properties underlying our real estate during the years ended December 31, 2009, 2008 and 2007, respectively. Management fees of $94, $123 and $145 were paid to Brandywine during the years ended December 31, 2009, 2008 and 2007, respectively, relating to those interests. We believe that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties.

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

NOTE 15: DISCONTINUED OPERATIONS

As of December 31, 2009, we had one property designated as held-for-sale. As of December 31, 2008, we had one property designated as held-for-sale that was deconsolidated during the year ended December 31, 2009. The balance sheet for each of these properties is presented as follows for the respective periods:

	As of December 31, 2009	As of December 31, 2008
Assets:
Investments in real estate	$4,818	$17,252
Other assets	71	194

Total assets held-for-sale	$4,889	$17,446

Liabilities:
Other indebtedness	$—	$14,215
Accrued interest payable	—	64
Accounts payable and accrued expenses	88	1,042
Other liabilities	40	134

Total liabilities related to assets held-for-sale	$128	$15,455

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

For the years ended December 31, 2009, 2008 and 2007, income (loss) from discontinued operations relates to one property held-for-sale as of December 31, 2009 and three properties that we have sold or deconsolidated since January 1, 2007.

	For the Years Ended December 31
	2009	2008	2007
Rental income	$883	$2,247	$2,234
Expenses:
Real estate operating expenses	737	3,516	2,837
General and administrative expense	19	—	—
Depreciation expense	145	846	528

Total expenses	901	4,362	3,365

Income (loss) from discontinued operations	(18)	(2,115)	(1,131)
Gain (loss) from discontinued operations	(1,663)	—	(356)

Total income (loss) from discontinued operations	$(1,681)	$(2,115)	$(1,487)

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

NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2009:
Total revenue	$61,182	$60,802	$43,565	$40,549
Change in fair value of financial instruments	(99,805)	91,357	(3,808)	13,819
Net income (loss)	(148,414)	(289,261)	(21,789)	18,483
Net income (loss) allocable to common shares	(144,232)	(287,867)	(24,692)	15,588
Total earnings (loss) per share—Basic (a)	$(2.22)	$(4.43)	$(0.38)	$0.24
Total earnings (loss) per share—Diluted (a)	$(2.22)	$(4.43)	$(0.38)	$0.24

2008:
Total revenue	$62,847	$65,343	$61,558	$56,771
Change in fair value of financial instruments	255,850	97,056	(302,245)	(603,098)
Net income (loss)	237,493	113,062	(293,212)	(676,528)
Net income (loss) allocable to common shares	130,028	114,359	(181,781)	(505,852)
Total earnings (loss) per share—Basic (a)	$2.12	$1.82	$(2.82)	$(7.78)
Total earnings (loss) per share—Diluted (a)	$2.12	$1.82	$(2.82)	$(7.78)

(a)	The summation of quarterly per share amounts do not equal the full year amounts.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

During the three months ended December 31, 2009, we completed our previously announced exchange offer to exchange convertible senior notes for common shares and cash. As a result of the exchange offer, we recorded gains on extinguishment of debt of approximately $18,120. See Note 7: Indebtedness—Exchange Offer.

NOTE 17: OTHER DISCLOSURES

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

Commitments and Contingencies

Unfunded Loan Commitments

Certain of our commercial mortgages and mezzanine loan agreements contain provisions whereby we are required to advance additional funds to our borrowers for capital improvements and upon the achievement of certain property operating hurdles. As of December 31, 2009, our incremental loan commitments are $55,851, which will be funded from either restricted cash held on deposit or revolving debt capacity dedicated for these purposes.

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

Putative Consolidated Class Action Securities Lawsuit

RAIT, certain of our executive officers and trustees and the lead underwriters involved in our public offering of common shares in January 2007 were named defendants in one or more of nine putative class action securities lawsuits filed in August and September 2007 in the United States District Court for the Eastern District

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

of Pennsylvania. By Order dated November 17, 2007, the court consolidated these cases under the caption In re RAIT Financial Trust Securities Litigation (No. 2:07-cv-03148), and appointed a lead plaintiff and lead counsel. On January 4, 2008, lead plaintiff filed a consolidated class action complaint, or the complaint, on behalf of a putative class of purchasers of our securities between June 8, 2006 and August 3, 2007. The complaint named as defendants RAIT, eleven current and former officers and trustees of RAIT, ten underwriters who participated in certain of our securities offerings in 2007 and our independent accounting firm. The complaint alleged, among other things, that certain defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by making materially false and misleading statements and material omissions in registration statements and prospectuses about our credit underwriting, our exposure to certain issuers through investments in debt securities, and our loan loss reserves and other financial items. The complaint further alleged that certain defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by making materially false and misleading statements and material omissions during the putative class period about our credit underwriting, our exposure to certain issuers through investments in debt securities, and our loan loss reserves and other financial items. The complaint sought unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees.

On July 15, 2009, the defendants entered into a Stipulation and Agreement of Settlement (the “Stipulation”) with the lead plaintiff for the settlement of the action. On December 10, 2009, the United States District Court for the Eastern District of Pennsylvania granted final court approval of the settlement of the action . Under the terms of the settlement, the lawsuit was dismissed with prejudice and RAIT and all the other defendants received a full release of all claims asserted against them in the lawsuit in exchange for a cash payment of $32 million. The settlement payment is within the limits of RAIT’s directors and officers liability insurance, and the settlement has been funded by RAIT’s insurers. In connection with the settlement, RAIT and the other defendants have at all times denied and continue to deny wrongdoing of any kind.

Riverside National Bank of Florida Litigation

RAIT subsidiary Taberna Capital Management, LLC (“Taberna”) is named as one of fifteen defendants in a lawsuit filed by Riverside National Bank of Florida (“Riverside”) on November 13, 2009 in the Supreme Court of the State of New York, County of New York. (A substantially similar action was filed by Riverside on August 6, 2009 in the Supreme Court of the State of New York, County of Kings, and subsequently discontinued without prejudice and refiled in New York County.) The action, titled Riverside National Bank of Florida v. The McGraw-Hill Companies, Inc., Moody’s Investors Service, Inc., Fitch, Inc., Taberna Capital Management, LLC, Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management LLC, FTN Financial Capital Markets, Keefe Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., JPMorgan Chase & Co., J.P. Morgan Securities Inc., Citigroup Global Markets, Credits Suisse Securities (USA) LLC, ABN Amro, Inc., Cohen & Company, and SunTrust Robinson Humphrey, Inc., asserts claims for common law fraud, negligent misrepresentation, breach of fiduciary duty, and breach of contract in connection with Riverside’s purchase of certain CDO securities, including securities from the Taberna Preferred Funding II, IV, and V CDOs. Riverside alleges that offering materials issued in connection with the CDOs it purchased did not adequately disclose the process by which the rating agencies rated each of the securities. Riverside also alleges, among other things, that the offering materials should have disclosed an alleged conflict of interest of the rating agencies as well as the role that the rating agencies played in structuring each CDO. Riverside seeks damages in excess of $132 million, rescission of its purchases of the securities at issue, an accounting of certain amounts received by the defendants together with the imposition of a constructive trust, and punitive damages of an

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2009

(Dollars in thousands, except share and per share amounts)

unspecified amount. On December 11, 2009, the defendants moved to dismiss all of Riverside’s claims. Riverside filed an opposition to the defendants’ motion on February 19, 2010, voluntarily dismissing its contract causes of action and opposing the remainder of defendants’ motion to dismiss. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

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

Lease Obligations

We lease office space in Philadelphia, New York City, and other locations. The annual minimum rent due pursuant to the leases for each of the next five years and thereafter is estimated to be as follows as of December 31, 2009:

2010	$1,667
2011	1,334
2012	1,133
2013	1,097
2014	1,097
Thereafter	1,152

Total	$7,480

Rent expense was $2,990, $1,977, and $2,271 for the years ended December 31, 2009, 2008, and 2007, respectively, and has been included in general and administrative expense in the accompanying consolidated statements of operations.

RAIT Financial Trust

Schedule II

Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2009

(Dollars in thousands)

	Balance, Beginning of Period	Additions(a)	Deductions(b)	Balance, End of Period
For the year ended December 31, 2009	$171,973	$226,567	$(311,931)	$86,609

For the year ended December 31, 2008	$26,389	$162,783	$(17,199)	$171,973

For the year ended December 31, 2007	$5,345	$21,721	$(677)	$26,389

(a)	For the year ended December 31, 2009, additions include $96,487 associated with our residential mortgage portfolio.
(b)	For the year ended December 31, 2009, deductions include $150,723 associated with our residential mortgage portfolio.

RAIT Financial Trust

Schedule III

Real Estate and Accumulated Depreciation

As of December 31, 2009

(Dollars in thousands)

Property Name	Description	Location	Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount		Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)		Year of Acquisition	Life of Depreciation
			Land	Building	Land	Building	Land(1)	Building(1)
Willow Grove	Land	Willow Grove, PA	$307	$—	$—	$—	$307	$—	$—	$—		2001	N/A
Cherry Hill	Land	Cherry Hill, NJ	307	—	—	—	307	—	—	—		2001	N/A
Reuss	Office	Milwaukee, WI	4,080	36,720	10	12,262	4,090	48,982	(7,691)	(31,192	) (3)	2004	30
McDowell	Office	Scottsdale, AZ	9,803	55,523	5	278	9,808	55,801	(3,826)	(64,865	) (2)	2007	30
Northpoint	Office	Roswell, GA	2,715	10,859	(69)	83	2,646	10,942	(544)	(10,018)		2008	30
Stonecrest	Multi-Family	Birmingham, AL	5,858	23,433	(31)	(125)	5,827	23,308	(1,323)	(26,625	) (4)	2008	30
Crestmont	Multi-Family	Marietta, GA	3,207	12,828	47	202	3,254	13,030	(589)	(13,396	) (2)	2008	30
Copper Mill	Multi-Family	Austin, TX	3,420	13,681	52	219	3,472	13,900	(632)	(14,609	) (2)	2008	30
Cumberland	Multi-Family	Smyrna, GA	3,194	12,776	85	347	3,279	13,123	(591)	(13,369	) (2)	2008	30
Heritage Trace	Multi-Family	Newport News, VA	2,642	10,568	77	132	2,719	10,700	(487)	(10,864	) (2)	2008	30
Mandalay Bay	Multi-Family	Austin, TX	5,363	21,453	99	418	5,462	21,871	(989)	(21,810	) (2)	2008	30
Oyster Point	Multi-Family	Newport News, VA	3,920	15,680	47	200	3,967	15,880	(720)	(16,691	) (2)	2008	30
Tuscany Bay	Multi-Family	Orlando, FL	7,002	28,009	122	520	7,124	28,529	(1,289)	(29,343	) (2)	2008	30
Autumn Grove	Multi-Family	Downers Grove, IL	10,166	40,665	184	798	10,350	41,463	(1,817)	(41,701	) (2)	2008	30
Colonial Parc	Multi-Family	Little Rock, AR	910	3,639	—	419	910	4,058	(111)	(9,172	) (2)	2009	30
Corey Landings	Land	St. Pete Beach, FL	21,595	—	—	—	21,595	—	—	—		2009	N/A
Sharpstown Mall	Retail	Houston, TX	6,737	26,948	—	85	6,737	27,033	(826)	(34,364	) (2)	2009	30
Stonecreek Apartments	Multi-Family	Fort Collins, CO	2,400	9,600	—	7	2,400	9,607	(267)	(10,310	) (5)	2009	30
Belle Creek Apartments	Multi-Family	Henderson, CO	1,890	7,562	—	4	1,890	7,566	(210)	(15,182	) (2)	2009	30
Willows	Multi-Family	Las Vegas, NV	2,184	8,737	—	—	2,184	8,737	(243)	(11,800	) (2)	2009	30
Regency Meadows	Multi-Family	Las Vegas, NV	1,875	7,499	—	117	1,875	7,616	(209)	(10,103	) (2)	2009	30
Executive Center	Office	Milwaukee, WI	1,581	6,324	—	—	1,581	6,324	(158)	(8,409	) (2)	2009	30
Remington	Multi-Family	Tampa, FL	4,273	17,092	—	1,747	4,273	18,839	(446)	(24,750	) (2)	2009	30
Desert Wind	Multi-Family	Phoenix, AZ	2,520	10,080	—	—	2,520	10,080	(224)	(12,221	) (2)	2009	30
Eagle Ridge	Multi-Family	Colton, CA	3,198	12,792	—	125	3,198	12,917	(284)	(16,671	) (2)	2009	30
Emerald Bay	Multi-Family	Las Vegas, NV	6,500	26,000	—	8	6,500	26,008	(578)	(27,939	) (2)	2009	30
Grand Terrace	Multi-Family	Colton, CA	4,619	18,477	—	97	4,619	18,574	(411)	(23,390	) (2)	2009	30

Property Name	Description	Location	Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount		Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)		Year of Acquisition	Life of Depreciation
			Land	Building	Land	Building	Land(1)	Building(1)
Las Vistas	Multi-Family	Phoenix, AZ	2,440	9,760	—	7	2,440	9,767	(218)	(12,010	) (2)	2009	30
Penny Lane	Multi-Family	Mesa, AZ	1,540	6,160	—	12	1,540	6,172	(138)	(9,316	) (2)	2009	30
Sandal Ridge	Multi-Family	Mesa, AZ	1,980	7,920	—	7	1,980	7,927	(176)	(11,309	) (2)	2009	30
Long Beach Promenade	Office	Long Beach, CA	860	3,440	—	—	860	3,440	(38)	(5,225	) (2)	2009	30
Murrells Retail Associates	Retail	Myrtle Beach, SC	—	2,500	—	14	—	2,514	(21)	(18,667	) (2)	2009	30
Preserve @ Colony Lakes	Multi-Family	Stafford, TX	6,720	26,880	—	—	6,720	26,880	(224)	(34,425	) (6)	2009	30
English Aire/Lafayette Landing	Multi-Family	Austin, TX	3,440	13,760	—	169	3,440	13,929	(115)	(17,032	) (2)	2009	30
Tresa at Arrowheads	Multi-Family	Phoenix, AZ	7,080	28,320	—	—	7,080	28,320	(139)	(36,675	) (2)	2009	30
8600 Burton Way	Multi-Family	Los Angeles, CA	963	3,854	—	—	963	3,854	—	(7,500	) (2)	2009	30
Madison Park & Southgreen	Multi-Family	Indianapolis, IN	1,260	5,040	—	—	1,260	5,040	(14)	(7,520	) (2)	2009	30
Mineral Business Center	Office	Denver, CO	1,940	7,760	—	—	1,940	7,760	—	(10,949	) (2)	2009	30
1501 Yamato Road	Office	Boca Raton, FL	8,200	32,800	—	—	8,200	32,800	—	(41,753	) (2)	2009	30

			$158,689	$585,139	$628	$18,152	$159,317	$603,291	$(25,548)	$(711,175)

(1)	The aggregate cost basis for federal income tax purposes of our investments in real estate approximates the carrying amount at December 31, 2009.

Investments in Real Estate	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Balance, beginning of period	$375,097	$137,205
Additions during period:
Acquisitions	416,751	237,439
Improvements to land and building	6,004	2,110
Deductions during period:
Dispositions of real estate	(17,100)	(1,657)
Deconsolidation of real estate	(18,144)	—

Balance, end of period:	$762,608	$375,097

Accumulated Depreciation	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Balance, beginning of period	$11,762	$5,728
Depreciation expense	15,714	6,620
Dispositions of real estate	(1,371)	(586)
Other	(557)	—

Balance, end of period:	$25,548	$11,762

(2)	These encumbrances are held by our consolidated securitizations, RAIT I, RAIT II, Taberna 8, or Taberna 9.
(3)	Of these encumbrances, $17,500 is held by third parties and $13,692 is held by RAIT I and RAIT II.
(4)	Of these encumbrances, $19,500 is held by third parties and $7,125 is held by RAIT I.
(5)	Of these encumbrances, $8,490 is held by third parties and $1,820 is held by RAIT II.
(6)	Of these encumbrances, $26,400 is held by third parties and $8,025 is held by RAIT I.

RAIT Financial Trust

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2009

(Dollars in thousands)

(1) Summary of Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

Description of mortgages	Number of Loans	Interest Rate		Maturity Date		Principal		Carrying Amount of Mortgages
		Lowest	Highest	Earliest	Latest	Lowest	Highest
Commercial mortgages
Multi-family	27	4.3%	12.0%	3/1/10	12/31/20	$607	$31,801	$390,175
Office	16	2.7%	8.0%	3/1/10	3/1/16	4,589	26,085	196,394
Retail	9	6.5%	9.2%	3/1/10	10/2/13	2,790	73,980	202,550
Other	3	7.0%	8.5%	3/1/10	7/30/14	2,225	30,000	35,925

Subtotal	55	2.7%	12.0%	3/1/10	12/31/20	607	73,980	825,044
Mezzanine loans
Multi-family	58	2.1%	15.0%	3/1/10	11/25/38	100	11,349	126,978
Office	41	2.8%	12.5%	3/1/10	5/1/21	122	27,732	182,840
Retail	21	6.3%	12.5%	11/1/11	6/11/17	210	25,860	84,329
Other	9	5.2%	12.5%	3/1/10	8/31/21	246	18,617	27,658

Subtotal	129	2.1%	15.0%	3/1/10	11/25/38	100	27,732	421,805
Other loans
Multi-family	2	7.2%	7.2%	12/7/10	12/7/10	15,585	15,946	31,530
Office	4	2.5%	9.1%	3/1/10	10/30/16	1,206	21,943	50,787
Retail	1	3.0%	3.0%	8/30/12	8/30/12	23,072	23,072	23,072
Other	2	3.7%	4.0%	4/9/10	8/1/13	5,500	15,000	18,500

Subtotal	9	2.5%	9.1%	3/1/10	10/30/16	1,206	23,072	123,889
Preferred equity interests
Multi-family	7	8.9%	13.0%	5/19/10	4/1/15	884	12,800	28,760
Office	13	9.1%	12.0%	11/1/11	1/1/17	90	19,500	56,149
Retail	4	9.9%	12.5%	3/1/14	10/11/16	650	5,000	7,675
Other	1	17.0%	17.0%	9/4/21	9/4/21	6,000	6,000	6,000

Subtotal	25	8.9%	17.0%	5/19/10	9/4/21	90	19,500	98,584
Total commercial mortgages, mezzanine loans, other loans and preferred equity interests	218	2.1%	17.0%	3/1/10	11/25/38	$90	$73,980	$1,469,322

(a)	The tax basis of the commercial mortgages, mezzanine loans, other loans and preferred equity interests approximates the carrying amount.
(b)	Reconciliation of carrying amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Balance, beginning of period	$2,048,233	$2,354,243
Additions during period:
New mortgage loans and preferred equity interests	—	107,509
Additional advances	17,357	25,271
Accretion of discount	1,139	704
Deductions during period:
Collections of principal	(81,914)	(250,806)
Conversion of loans to real estate owned property	(459,491)	(188,688)
Deconsolidation of VIEs	(56,002)	—

Balance, end of period:	$1,469,322	$2,048,233

(a)	Summary of Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity by Geographic Location:

Location by State	Number of Loans	Interest Rate		Principal		Total Carrying Amount of Mortgages(a)
		Lowest	Highest	Lowest	Highest
Various States	14	2.5%	12.5%	988	73,980	279,019
Texas	41	3.7%	14.5%	350	25,860	$240,722
Florida	18	5.5%	14.5%	750	31,801	156,091
California	19	2.8%	12.5%	249	20,000	139,365
New York	17	6.5%	12.5%	246	27,732	132,950
Pennsylvania	13	2.7%	15.0%	600	28,168	63,513
North Carolina	3	2.1%	7.3%	4,471	28,229	54,497
Colorado	5	6.3%	12.0%	3,000	26,085	52,323
Minnesota	6	7.0%	12.5%	423	16,488	43,113
Tennessee	6	7.5%	17.0%	1,110	22,113	39,353
Arizona	3	5.0%	7.4%	100	29,150	37,250
Massachusetts	3	5.2%	12.0%	998	18,617	36,641
Mississippi	2	4.3%	12.5%	820	25,741	26,561
Illinois	3	11.0%	12.5%	210	19,500	23,305
Wisconsin	18	9.8%	12.5%	90	3,200	20,845
Ohio	5	6.5%	12.5%	434	12,168	20,325
New Jersey	6	5.0%	12.5%	550	4,813	12,881
Georgia	5	6.8%	12.5%	300	5,749	12,850
Virginia	6	8.5%	12.5%	120	9,862	12,702
Connecticut	2	11.0%	12.0%	2,243	8,302	10,545
Alabama	2	7.8%	12.0%	2,450	7,195	9,645
Missouri	1	4.0%	4.0%	8,845	8,845	8,845
Arkansas	1	7.4%	7.4%	7,701	7,701	7,701
Idaho	1	7.5%	7.5%	5,931	5,931	5,931
Indiana	4	12.0%	12.5%	371	2,819	5,835
Nevada	1	11.0%	11.0%	5,061	5,061	5,061
Maryland	3	11.0%	14.5%	340	2,500	4,213
Michigan	3	12.0%	12.5%	593	1,300	2,517
Vermont	1	11.5%	11.5%	1,102	1,102	1,102
South Carolina	1	12.5%	12.5%	1,000	1,000	1,000
South Dakota	1	12.5%	12.5%	742	742	742
Delaware	1	12.5%	12.5%	670	670	670
District of Columbia	1	12.0%	12.0%	616	616	616
Louisiana	1	12.5%	12.5%	346	346	346
Kentucky	1	12.5%	12.5%	247	247	247

	218	2.1%	17.0%	$90	$73,980	$1,469,322

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report is included as part of Item 8 in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

The disclosure below is intended to satisfy any disclosure obligation of RAIT pursuant to Item 5.02(b)-“Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

Effective February 26, 2010, Daniel G. Cohen resigned as a trustee on the board of trustees of RAIT. Mr. Cohen’s resignation was not because of any disagreement with RAIT on any matter relating to RAIT’s operations, policies or practices.

PART III

Item 10.	Trustees, Executive Officers and Trust Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2010 annual meeting of shareholders to be filed on or before April 30, 2010, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2010 annual meeting of shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2010 annual meeting of shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Trustee Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2010 annual meeting of shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2010 annual meeting of shareholders, and is incorporated herein by reference.

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

March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity With RAIT Financial Trust	Date
By:	/s/ BETSY Z. COHEN Betsy Z. Cohen	Chairman of the Board and Trustee	March 1, 2010

By:	/s/ SCOTT F. SCHAEFFER Scott F. Schaeffer	Chief Executive Officer and President (Principal Executive Officer)	March 1, 2010

By:	/s/ JACK E. SALMON Jack E. Salmon	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2010

By:	/s/ JAMES J. SEBRA James J. Sebra	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2010

By:	/s/ EDWARD S. BROWN Edward S. Brown	Trustee	March 1, 2010

By:	/s/ FRANK A. FARNESI Frank A. Farnesi	Trustee	March 1, 2010

By:	/s/ S. KRISTIN KIM S. Kristin Kim	Trustee	March 1, 2010

By:	/s/ ARTHUR MAKADON Arthur Makadon	Trustee	March 1, 2010

By:	/s/ DANIEL PROMISLO Daniel Promislo	Trustee	March 1, 2010

By:	/s/ JOHN F. QUIGLEY, III John F. Quigley, III	Trustee	March 1, 2010

By:	/s/ MURRAY STEMPEL, III Murray Stempel, III	Trustee	March 1, 2010

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (6)

3.1.6	Certificate of Correction to the Series A Articles Supplementary. (6)

3.1.7	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

3.1.8	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.2	By-laws (9).

4.1	Form of Certificate for Common Shares of Beneficial Interest. (5)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust (“RAIT”), as issuer, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (11)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (11)

10.1	Form of Indemnification Agreement. (1)

10.2.1	Amended and Restated Employment Agreement dated as of December 11, 2006 between RAIT and Betsy Z. Cohen. (5)

10.2.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Betsy Z. Cohen. (12)

10.3.1	RAIT Executive Pension Plan for Betsy Z. Cohen as amended and restated effective as of January 1, 2005. (5)

10.3.2	Letter Amendment dated as of December 15, 2008 to RAIT Executive Pension Plan for Betsy Z. Cohen. (12)

10.4.1	Second Amended and Restated Employment Agreement dated as of December 11, 2006 between RAIT and Scott F. Schaeffer. (5)

10.4.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Scott F. Schaeffer. (12)

Exhibit Number	Description of Documents
10.4.3	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Scott F. Schaeffer. (13)

10.5.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Daniel G. Cohen and, as to Section 7.14 thereof, Taberna. (14)

10.5.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Daniel G. Cohen. (12)

10.5.3	Letter of Separation dated as of February 22, 2009 between RAIT and Daniel G. Cohen. (13)

10.6.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Jack E. Salmon and, as to Section 7.14 thereof, Taberna. (14)

10.6.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Jack E. Salmon. (12)

10.7.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Plamen Mitrikov and, as to Section 7.14 thereof, Taberna. (14)

10.7.2	Letter Agreement dated as of August 7, 2008 by and between RAIT and Plamen M. Mitrikov. (15)

10.7.3	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Plamen Mitrikov. (12)

10.8.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Raphael Licht and, as to Section 7.14 thereof, Taberna. (14)

10.8.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Raphael Licht.(16)

10.8.3	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Raphael Licht. (13)

10.9.1	Employment Agreement dated as of May 22, 2007, by and between RAIT and James J. Sebra. (17)

10.9.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and James J. Sebra.(16)

10.10.1	Employment Agreement dated as of February 5, 2008 by and between RAIT and Ken R. Frappier. (18)

10.10.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Ken R. Frappier.(16)

10.11	RAIT Phantom Share Plan (As Amended and Restated, Effective July 20, 2004) (the “PSP”). (19)

10.12	RAIT Financial Trust 2008 Incentive Award Plan, as Amended and Restated May 20, 2008 (the “IAP”). (20)

10.13	IAP Form of 2008 Cash Award Program Agreement. (20)

10.14	IAP Form for Non-Employee Trustee Grants. (21)

10.15	PSP Form for Non-Employee Trustee Grants. (21)

10.16	PSP Form of Letter to Trustees regarding the redemption of Phantom Shares. (22)

10.17	PSP Form of Letter to Trustees regarding the redemption of Phantom Shares. (16)

10.18	IAP Form of Share Award Agreement with full vesting. (22)

Exhibit Number	Description of Documents
10.19	IAP Form of Unit Award to Cover Grants to Section 16 Officers adopted January 24, 2006. (23)

10.20	IAP Form of Unit Award to Cover Grants to Certain Section 16 Officers granted October 24, 2006. (24)

10.21	IAP Form of Unit Award to Cover Grants to Section 16 Officers adopted January 24, 2007. (25)

10.22	IAP Form of Unit Award to Cover Grants to Non-Employee Trustees adopted July 19, 2005. (22)

10.23	Taberna 2005 Equity Incentive Plan (“Taberna EIP”). (5)

10.24	Taberna EIP Form of Restricted Share Award. (26)

10.25	Form of Forfeiture Letters dated December 7, 2007. (27)

10.26	Letter Amendment to Grants of Phantom Units to Executive Officers of RAIT under IAP. (12)

10.27	Letter Amendment to Grants of Phantom Units to Non-Management Trustees under IAP. (16)

10.28	Form of Letter Agreement between RAIT and each of its Non-Management Trustees. (28)

10.29	IAP Form of Unit Award to Cover Grants to Compensation Committee Officers adopted January 26, 2010. (29)

10.30	Form of Letter Agreement between RAIT and each of its Non-Management Trustees dated as of January 26, 2010. (29)

10.31	Assignment of Lease dated December 11, 2006 between RAIT and Taberna Capital Management, LLC. (26)

10.32	Amendment No. 2 to lease dated as of November 1, 2005 between 450 Park LLC and Taberna. (26)

10.33	Sublease Agreement dated as of April 1, 2006 between Cohen Brothers, LLC and Taberna Capital Management, LLC. (26)

10.34	Notation of Guarantee by RAIT Partnership, L.P. and RAIT Asset Holdings, LLC as guarantors. (11)

10.35	Master Repurchase Agreement dated as of September 19, 2008, as amended and restated as of October 27, 2008, between Wilmington Trust Company, as agent for Cedric LLC, as buyer, and Taberna Loan Holdings I, LLC, as seller (the “TLHI Agreement”). (30)

10.36	Master Repurchase Agreement dated as of September 19, 2008 between Wilmington Trust Company, as agent for Cedric LLC, as buyer, and RAIT CRE Holdings, LLC, as seller (the “RAIT CRE Agreement”). (31)

10.37	Parent Guarantee dated as of September 19, 2008 made by RAIT and Taberna in favor of Wilmington Trust CompaTrust Company, as agent for Cedric LLC, relating to the TLHI Agreement. (31)

10.38	Parent Guarantee dated as of September 19, 2008 made by RAIT and Taberna in favor of Wilmington Trust Company, as agent for Cedric LLC relating to the RAIT CRE Agreement. (31)

10.39	Securities Purchase Agreement dated June 25, 2009 among Taberna Realty Finance Trust and Taberna Equity Funding, Ltd., as sellers, Dynamic Credit Partners, LLC, as purchaser, and its affiliate Dynamic Credit Management, LLC. (32)

10.40	Purchase and Sale Agreement dated as of July 15, 2009 between RAIT’s subsidiary, Taberna Loan Holdings I, LLC, as seller, and AG Park Lane I Corp., as buyer. (33)

10.41	Securities Purchase Agreement dated as of July 31, 2009 between RAIT and Mr. Moses Marx. (34)

10.42	Senior Secured Note dated July 31, 2009 issued by RAIT, as payor, to Mr. Moses Marx, as payee. (34)

Exhibit Number	Description of Documents
10.43	Standby Equity Distribution Agreement dated as of January 13, 2010 by and between YA Global Master SPV Ltd. and RAIT. (35)

12.1	Statements regarding computation of ratios as of December 31, 2009.*

21.1	List of Subsidiaries.*

23.1	Consent of Grant Thornton LLP.*

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT.*

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT.*

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT.*

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT.*

99.1	Material U.S. Federal Income Tax Considerations.*

*	Filed herewith
(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 19, 2008 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 23, 2009 (File No. 1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on June 13, 2006 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 13, 2008 (File No. 1-14760).
(16)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-14760).
(17)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 24, 2007 (File No. 1-14760).
(18)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 11, 2008 (File No. 1-14760).
(19)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2004 (File No. 1-14760).
(20)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 27, 2008 (File No. 1-14760).
(21)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended September 30, 2004 (File No. 1-14760).

(22)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 25, 2005 (File No. 1-14760).
(23)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 27, 2006 (File No. 1-14760).
(24)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 30, 2006 (File No. 1-14760).
(25)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 25, 2007 (File No. 1-14760).
(26)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-14760).
(27)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-14760).
(28)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 12, 2009 (File No. 1-14760).
(29)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 29, 2010 (File No. 1-14760).
(30)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 31, 2008 (File No. 1-14760).
(31)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 25, 2008 (File No. 1-14760).
(32)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 29, 2009 (File No. 1-14760).
(33)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 21, 2009 (File No. 1-14760).
(34)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 3, 2009 (File No. 1-14760).
(35)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 13, 2010 (File No. 1-14760).