Form 10-Q
period 2010-03-31
RAIT Financial Trust
filed 2010-05-07
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

A total of 79,562,419 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding as of May 6, 2010.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of March 31, 2010	As of December 31, 2009
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,405,112	$1,467,566
Allowance for losses	(76,823)	(86,609)

Total investments in mortgages and loans	1,328,289	1,380,957
Investments in real estate	795,952	738,235
Investments in securities and security-related receivables, at fair value	649,978	694,897
Cash and cash equivalents	18,540	25,034
Restricted cash	170,629	156,167
Accrued interest receivable	33,146	37,625
Other assets	30,200	28,105
Deferred financing costs, net of accumulated amortization of $7,981 and $7,290, respectively	21,770	23,778
Intangible assets, net of accumulated amortization of $4,426 and $82,929, respectively	9,823	10,178

Total assets	$3,058,327	$3,094,976

Liabilities and Equity
Indebtedness (including $174,389 and $234,433 at fair value, respectively)	$1,996,600	$2,077,123
Accrued interest payable	20,640	17,432
Accounts payable and accrued expenses	17,464	21,889
Derivative liabilities	196,161	186,986
Deferred taxes, borrowers’ escrows and other liabilities	24,821	21,625

Total liabilities	2,255,686	2,325,055
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	16
Common shares, $0.01 par value per share, 200,000,000 shares authorized, 78,114,890 and 74,420,598 issued and outstanding, including 14,159 unvested restricted share awards at December 31, 2009	781	744
Additional paid in capital	1,639,736	1,630,428
Accumulated other comprehensive income (loss)	(126,599)	(118,973)
Retained earnings (deficit)	(713,980)	(745,262)

Total shareholders’ equity	800,005	767,004
Noncontrolling interests	2,636	2,917

Total equity	802,641	769,921

Total liabilities and equity	$3,058,327	$3,094,976

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended March 31
	2010	2009
Revenue:
Investment interest income	$41,330	$151,093
Investment interest expense	(23,555)	(103,020)

Net interest margin	17,775	48,073
Rental income	18,500	10,980
Fee and other income	8,839	2,820

Total revenue	45,114	61,873
Expenses:
Real estate operating expense	14,113	9,744
Compensation expense	8,052	5,638
General and administrative expense	4,890	4,257
Provision for losses	17,350	119,504
Depreciation expense	6,448	4,041
Amortization of intangible assets	355	315

Total expenses	51,208	143,499

Income (loss) before other income (expense), taxes and discontinued operations	(6,094)	(81,626)
Interest and other income (expense)	91	(90)
Gains (losses) on sale of assets	3,924	—
Gains on extinguishment of debt	19,810	35,207
Change in fair value of financial instruments	16,437	(99,805)
Unrealized gains (losses) on interest rate hedges	(13)	(242)
Equity in income (loss) of equity method investments	4	(7)

Income (loss) before taxes and discontinued operations	34,159	(146,563)
Income tax benefit (provision)	(47)	36

Income (loss) from continuing operations	34,112	(146,527)
Income (loss) from discontinued operations	341	(1,887)

Net income (loss)	34,453	(148,414)
(Income) loss allocated to preferred shares	(3,406)	(3,406)
(Income) loss allocated to noncontrolling interests	235	7,588

Net income (loss) allocable to common shares	$31,282	$(144,232)

Earnings (loss) per share—Basic:
Continuing operations	$0.42	$(2.19)
Discontinued operations	—	(0.03)

Total earnings (loss) per share—Basic	$0.42	$(2.22)

Weighted-average shares outstanding—Basic	74,952,313	64,949,070

Earnings (loss) per share—Diluted:
Continuing operations	$0.41	$(2.19)
Discontinued operations	—	(0.03)

Total earnings (loss) per share—Diluted	$0.41	$(2.22)

Weighted-average shares outstanding—Diluted	75,512,999	64,949,070

Distributions declared per common share	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2010	2009
Net income (loss)	$34,453	$(148,414)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(4,848)	8,245
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income (loss)	13	242
Realized (gains) losses on interest rate hedges reclassified to earnings	1,343	2,355
Change in fair value of available-for-sale securities	(4,134)	(13,785)

Total other comprehensive income (loss)	(7,626)	(2,943)

Comprehensive income (loss) before allocation to noncontrolling interests	26,827	(151,357)
Allocation to noncontrolling interests	—	(677)

Comprehensive income (loss)	$26,827	$(152,034)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2010	2009
Operating activities:
Net income (loss)	$34,453	$(148,414)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	17,350	119,504
Share-based compensation expense	1,671	1,285
Depreciation and amortization	6,803	4,501
Amortization of deferred financing costs and debt discounts	898	4,607
Accretion of discounts on investments	(822)	(1,617)
(Gains) losses on sales of assets	(4,190)	2,052
Gains on extinguishment of debt	(19,810)	(35,207)
Change in fair value of financial instruments	(16,437)	99,805
Unrealized gains (losses) on interest rate hedges	13	242
Equity in (income) loss of equity method investments	(4)	7
Unrealized foreign currency (gains) losses on investments	(434)	192
Changes in assets and liabilities:
Accrued interest receivable	3,656	3,524
Other assets	(2,554)	(2,509)
Accrued interest payable	(7,904)	11,522
Accounts payable and accrued expenses	(4,374)	(9,248)
Deferred taxes, borrowers’ escrows and other liabilities	(5,766)	(21,332)

Cash flow from operating activities	2,549	28,914
Investing activities:
Purchase and origination of securities for investment	—	(1,332)
Proceeds from sales of other securities	11,342	—
Purchase and origination of loans for investment	(17,151)	(6,711)
Principal repayments on loans	21,845	119,980
Investments in real estate	(5,942)	(7,756)
Proceeds from dispositions of real estate	5,124	—
(Increase) Decrease in restricted cash	(9,615)	5,215

Cash flow from investing activities	5,603	109,396
Financing activities:
Repayments on secured credit facilities and other indebtedness	(1,807)	(7,541)
Repayments on residential mortgage-backed securities	—	(96,587)
Repayments and repurchase of CDO notes payable	(2,956)	(17,032)
Proceeds from issuance of convertible senior debt and other indebtedness	—	1,177
Repayments and repurchase of convertible senior notes	(7,175)	(1,454)
Acquisition of noncontrolling interests in CDOs	(46)	—
Payments for deferred costs	(109)	—
Common share issuance, net of costs incurred	853	44
Distributions paid to preferred shares	(3,406)	(3,406)

Cash flow from financing activities	(14,646)	(124,799)

Net change in cash and cash equivalents	(6,494)	13,511
Cash and cash equivalents at the beginning of the period	25,034	27,463

Cash and cash equivalents at the end of the period	$18,540	$40,974

Supplemental cash flow information:
Cash paid for interest	$9,103	$75,838
Cash refunds received for taxes	(554)	—
Non-cash increase in trust preferred obligations	—	91,869
Non-cash increase in investments in real estate from the conversion of loans	41,290	142,781
Non-cash decrease in convertible senior notes from extinguishment of debt	(18,755)	—

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2010

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Under FASB ASC Topic 810, “Consolidation”, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We define the power to direct the activities that most significantly impact the VIE’s economic performance as the ability to buy, sell, refinance, or recapitalize assets or entities, and solely control other material operating events or items of the respective entity. For our commercial mortgages, mezzanine loans, and preferred equity investments, certain rights we hold are protective in nature and would preclude us from having the power to direct the activities that most significantly impact the VIE’s economic performance. Assuming both criteria are met, we would be considered the primary beneficiary and would consolidate the VIE. We will continually assess our involvement with VIEs and consolidated the VIEs when we are the primary beneficiary. See Note 9 for additional disclosures pertaining to VIEs.

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

As of March 31, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

d. Investments

We invest in commercial mortgages, mezzanine loans, debt securities and other loans. We account for our investments in commercial mortgages, mezzanine loans and other loans at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income on a level yield basis over the terms of the loans.

We account for our investments in securities under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 320, “Investments—Debt and Equity Securities”, and designate each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). We classify certain available-for-sale securities as trading securities when we elect to record them under the fair value option in accordance with FASB ASC Topic 825, “Financial Instruments.” See “i. Fair Value of Financial Instruments.” Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

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

e. Allowance for Losses, Impaired Loans and Non-accrual Status

We maintain an allowance for losses on our investments in commercial mortgages, mezzanine loans, and other loans. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. Management reviews loans for impairment and establishes specific reserves when a loss is probable and reasonably estimable under the provisions of FASB ASC Topic 310, “Receivables.” As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. If any trends or characteristics indicate that it is probable that other loans, with similar characteristics to those of impaired loans, have incurred a loss, we consider whether an allowance for loss is needed pursuant to FASB ASC Topic 450, “Contingencies.” Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days. Payments received for non-accrual or impaired loans are applied to principal until the loan is removed from non-accrual status or no longer impaired. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. The allowance for losses is increased by charges to operations and decreased by charge-offs (net of recoveries). Management charges off impaired loans when the investment is no longer realizable and legally discharged.

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

As of March 31, 2010

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

2)	Rental income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multi-family real estate properties, rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, rental income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, (c) property management services to third parties, and (d) providing fixed income trading and advisory services to our customers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from CDOs while such CDOs are consolidated. During the three-month periods ended March 31, 2010 and 2009, we received $3,671 and $4,977, respectively, of earned asset management fees associated with consolidated CDOs, of which we eliminated $1,016 and $2,856, respectively, of management fee income.

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

As of March 31, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

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

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our taxable income on a current basis, whether or not distributed. Upon distribution of any previously included income, no incremental U.S. federal, state, or local income taxes would be payable by us.

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

Certain TRS entities are currently subject to ongoing tax examinations and assessments in various jurisdictions. The IRS is currently examining Taberna Capital Management LLC’s, or TCM’s, federal income tax returns for the 2006 through 2008 tax years. TCM engaged the services of Taberna Capital (Bermuda), Ltd., or TCB, from June 2006 through June 2008 and RAIT Capital Ireland Ltd. from July 2008 through the present, to provide various sub-advisory services in connection with TCM’s management of various CDOs. Pursuant to a transfer pricing study prepared by an international accounting firm, TCM deducted the costs paid to TCB for their services from its income for federal income tax purposes. The IRS has challenged the transfer pricing methodology applied by TCM and has issued a Notice, of Proposed Adjustment, or NOPA, for the 2006 and 2007 tax years. The NOPA proposes to reduce the deductions by $7,057 and $14,988 for the 2006 and 2007 tax years. With respect to the 2008 tax year, TCM deducted $18,971 under this transfer pricing methodology. Management is responding to the IRS NOPA and intends to refute the proposed adjustments. Management believes it has complied with the requirements outlined in the Internal Revenue Code and believes that its tax filing position will be sustained based on its technical merits.

k. Recent Accounting Pronouncements

On January 1, 2010, we adopted accounting standards classified under FASB ASC Topic 860, “Transfers and Servicing”, and accounting standards classified under FASB ASC Topic 810, “Consolidation”. The accounting standard classified under FASB Topic 860 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets. The accounting standard classified under FASB Topic 810 changes the determination of when a VIE should be consolidated. Under this standard, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. The adoption of these standards did not have a material effect on our consolidated financial statements. See Note 9 for additional disclosures pertaining to VIEs.

On January 1, 2010, we adopted Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This accounting standard requires new disclosures for significant transfers in and out of Level 1 and 2 fair value measurements and describes the reasons for the transfer. This accounting standard also

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

updates existing disclosures by providing fair value measurement disclosures for each class of assets and liabilities and provides disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. For Level 3 fair value measurements new disclosures will require entities to present information separately for purchases, sales, issuances, and settlements; however, these disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material effect on our consolidated financial statements and management is currently evaluating the impact the new Level 3 fair value measurement disclosures may have on our consolidated financial statements.

NOTE 3: INVESTMENTS IN LOANS

Our investments in mortgages and loans are accounted for at amortized cost.

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of March 31, 2010:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial mortgages	$767,947	$(2,657)	$765,290	47	6.8%	May 2010 to Mar. 2016
Mezzanine loans	430,880	(6,867)	424,013	122	9.4%	May 2010 to Nov. 2038
Other loans	126,235	(1,787)	124,448	11	5.2%	May 2010 to Oct. 2016
Preferred equity interests	92,331	—	92,331	23	10.9%	May 2010 to Sept. 2021

Total	1,417,393	(11,311)	1,406,082	203	7.7%

Deferred fees	(970)	—	(970)

Total	$1,416,423	$(11,311)	$1,405,112

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

During the three-month periods ended March 31, 2010 and 2009, we completed the conversion of 4 and 11 commercial real estate loans with a carrying value of $52,105 and $200,259 to real estate owned properties. During the three-month periods ended March 31, 2010 and 2009, we charged off $10,815 and $48,888, respectively, related to the conversion of commercial real estate loans to owned properties. See Note 5.

The following table summarizes the delinquency statistics of our investments in loans as of March 31, 2010 and December 31, 2009:

Delinquency Status	As of March 31, 2010	As of December 31, 2009
30 to 59 days	$50,474	$20,760
60 to 89 days	29,150	82,685
90 days or more	60,310	44,310
In foreclosure or bankruptcy proceedings	39,860	47,625

Total	$179,794	$195,380

As of March 31, 2010 and December 31, 2009, approximately $132,978 and $171,372, respectively, of our commercial mortgages and mezzanine loans were on non-accrual status and had a weighted-average interest rate of 8.8% and 9.7%, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for the three-month periods ended March 31, 2010 and 2009:

	For the Three-Month Period Ended March 31, 2010			For the Three-Month Period Ended March 31, 2009
	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage-Related Receivables	Total	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage-Related Receivables	Total
Beginning balance	$86,609	$—	$86,609	$117,737	$54,236	$171,973
Provision	17,350	—	17,350	61,165	58,339	119,504
Deductions for net charge-offs	(27,136)	—	(27,136)	(52,673)	(12,752)	(65,425)

Ending balance	$76,823	$—	$76,823	$126,229	$99,823	$226,052

As of March 31, 2010 and December 31, 2009, we identified 24 and 31 commercial mortgages, mezzanine loans and other loans with unpaid principal balances of $172,113 and $189,961 as impaired. As of March 31, 2010 and December 31, 2009, we had allowance for losses of $76,823 and $86,609 associated with our commercial mortgages, mezzanine loans and other loans.

The average unpaid principal balance of total impaired loans was $181,037 and $187,313 during the three-month periods ended March 31, 2010 and 2009. We recorded interest income from impaired loans of $1,314 and $1,451 for the three-month periods ended March 31, 2010 and 2009.

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of March 31, 2010:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS	$689,070	$(275,340)	$413,730	5.0%	24.5
Other securities	10,000	(9,700)	300	4.8%	42.6

Total trading securities	699,070	(285,040)	414,030	5.0%	24.8
Available-for-sale securities	3,600	(3,510)	90	2.4%	32.6
Security-related receivables
TruPS receivables	112,570	(30,219)	82,351	6.8%	12.5
Unsecured REIT note receivables	61,000	(2,656)	58,344	6.6%	7.7
CMBS receivables (2)	158,868	(93,546)	65,322	6.0%	34.0
Other securities	112,287	(82,446)	29,841	3.0%	30.2

Total security-related receivables	444,725	(208,867)	235,858	5.5%	24.0

Total investments in securities	$1,147,395	$(497,417)	$649,978	5.2%	24.6

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $7,081 that are rated “BBB+” and “B-” by Standard & Poor’s and securities with a fair value totaling $58,241 that are rated between “AAA” and “A-” by Standard & Poor’s.

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

As of March 31, 2010 and December 31, 2009, $166,282 and $108,125, respectively, in principal amount of TruPS, subordinated debentures and subordinated debenture receivables were on non-accrual status and had a weighted-average coupon of

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

3.7% and 4.9%, respectively, and a fair value of $37,332 and $26,400, respectively. As of March 31, 2010 and December 31, 2009, $29,725 and $24,500, respectively, in par amount of other securities were on non-accrual status and had a weighted average coupon of 2.9% and 3.1%, respectively, and a fair value of $460 and $370, respectively.

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of March 31, 2010 and December 31, 2009, investment in securities of $808,633 and $888,681, respectively, in principal amount of TruPS and subordinated debentures, and $219,868 and $230,768, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities. Some of these investments were previously eliminated upon the consolidation of various VIEs that we consolidate and the corresponding subordinated debentures of the VIEs are included as assets in our consolidated balance sheet as of December 31, 2009. As of January 1, 2010 we adopted an accounting standard which changed the determination of the consolidation of a VIE. Accordingly, we deconsolidated these VIEs as of January 1, 2010. See Note 9 for additional disclosures.

NOTE 5: INVESTMENTS IN REAL ESTATE

As of March 31, 2010, we maintained investments in 43 real estate properties and three parcels of land. As of December 31, 2009, we maintained investments in 36 real estate properties and three parcels of land.

The table below summarizes our investments in real estate:

	As of March 31, 2010	As of December 31, 2009
Multi-family real estate properties	$545,493	$508,942
Office real estate properties	216,925	190,874
Retail real estate property	36,406	40,584
Parcels of land	22,208	22,208

Subtotal	821,032	762,608
Plus: Escrows and reserves	5,609	1,175
Less: Accumulated depreciation and amortization	(30,689)	(25,548)

Investments in real estate	$795,952	$738,235

During the three-month period ended March 31, 2010, we converted four loans, comprised of six multi-family properties, to owned real estate. Upon conversion, we recorded the six properties at fair value of $41,340. We previously held bridge or mezzanine loans with respect to these real estate properties.

As of January 1, 2010, we adopted an accounting standard which changed the determination of the consolidation of VIEs. Accordingly, we consolidated two office properties as of January 1, 2010 as we are the primary beneficiary of the VIEs. The fair value of the properties consolidated, net of their related liabilities at fair value, was $5,005 as of January 1, 2010.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the eight properties during the three-month period ended March 31, 2010, on the respective date of each conversion, for the real estate accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$62,590
Cash and cash equivalents	370
Restricted cash	913
Other assets	3,857

Total assets acquired	67,730
Liabilities assumed:
Loans payable on real estate	(16,714)
Accounts payable and accrued expenses	(3,093)
Other liabilities	(1,578)

Total liabilities assumed	(21,385)

Estimated fair value of net assets acquired	$46,345

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective conversion date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans	$53,802
Other considerations	(7,457)

Total fair value of consideration transferred	$46,345

During the three-month period ended March 31, 2010, these investments contributed revenue of $1,293 and a net loss allocable to common shares of $212. During the three-month period ended March 31, 2010, we did not incur any third-party acquisition-related costs.

Our consolidated unaudited pro forma information, after including the acquisition of real estate properties, is presented below as if the conversion occurred on January 1, 2009 and 2010, respectively. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Three-Month Period Ended March 31, 2010	For the Three-Month Period Ended March 31, 2009
Total revenue, as reported	$45,114	$61,873
Pro forma revenue	45,600	63,290
Net income (loss) allocable to common shares, as reported	31,282	(144,232)
Pro forma net income (loss) allocable to common shares	31,016	(143,891)

These amounts have been calculated after adjusting the results of the acquired businesses to reflect the additional depreciation that would have been charged assuming the fair value adjustments to our investments in real estate had been applied from January 1, 2009 and 2010, respectively, together with the consequential tax effects.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of March 31, 2010:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
Convertible senior notes (1)	$191,863	$191,569	6.9%	Apr. 2027
Secured credit facilities	48,203	48,203	4.8%	Feb. 2011 to Dec. 2011
Senior secured notes	65,000	65,000	11.7%	Apr. 2014
Loans payable on real estate	25,094	25,094	5.2%	Apr. 2012 to Sept. 2012
Junior subordinated notes, at fair value (2)	38,052	17,003	9.2%	Mar. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	393,312	371,969	7.6%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (3)(4)	1,393,750	1,393,750	0.7%	2036 to 2046
CDO notes payable, at fair value (2)(3)(5)	1,182,398	157,386	0.9%	2035 to 2038
Loans payable on real estate	73,495	73,495	5.6%	Aug. 2010 to Aug. 2016

Total non-recourse indebtedness	2,649,643	1,624,631	0.9%

Total indebtedness	$3,042,955	$1,996,600	1.8%

(1)	Our convertible senior notes are redeemable, at the option of the holder, in April 2012.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(4)	Collateralized by $1,775,340 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(5)	Collateralized by $1,384,948 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of March 31, 2010 was $873,209. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by RAIT or RAIT Partnership. As indicated in the table above, our consolidated financial statements include recourse indebtedness of $371,969 as of March 31, 2010. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs and other securitization vehicles) and loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the three-month period ended March 31, 2010 is as follows:

Recourse Indebtedness

Convertible senior notes. During the three-month period ended March 31, 2010, we repurchased $54,500 in aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, or the convertible senior notes, for a total consideration of $35,746. The purchase price consisted of $6,925 in cash, the issuance of 3,150,000 common shares, and the issuance of a $22,000 10.0% Senior Secured Convertible Note due April 2014, or the senior secured convertible note. See “Senior Secured Convertible Note” below. As a result of these transactions, we recorded gains on extinguishment of debt of $17,103, net of deferred financing costs and unamortized discounts that were written off.

Secured credit facilities. As of March 31, 2010, we have borrowed an aggregate amount of $48,203 under three secured credit facilities, each with a different bank. All of our secured credit facilities are secured by designated commercial mortgages and mezzanine loans. As of March 31, 2010, the first secured credit facility had an unpaid principal balance of $21,023 which is payable in December 2011 under the current terms of this facility. As of March 31, 2010, the second secured credit facility had an unpaid principal balance of $22,180. This facility terminated in April 2010 and the unpaid principal balance is payable in April 2011. As of March 31, 2010, the third secured credit facility had an unpaid principal balance of $5,000. We are amortizing this balance with monthly principal repayments of $500 which will result in the full repayment of this credit facility by February 2011.

Senior secured convertible note. On March 25, 2010, pursuant to a securities exchange agreement, we acquired from a noteholder $47,000 aggregate principal amount of our convertible senior notes for a total consideration of $31,240. The purchase price consisted of (a) our issuance of the $22,000 senior secured convertible note, (b) 1,500,000 common shares issued, and (c) $6,000 in cash. The senior secured

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

convertible note is convertible into our common shares at the option of the holder. The conversion price is $3.50 per common share and the senior secured convertible note may be converted at any time during its term. We also paid $1,427 of accrued and unpaid interest on the convertible notes through March 25, 2010. The holder of the senior secured convertible note converted $1,050 principal amount of the senior secured convertible note into 300,000 common shares effective May 5, 2010.

The senior secured convertible note bears interest at a rate of 10.0% per year. Interest accrues from March 25, 2010 and will be payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning July 15, 2010. The senior secured convertible note matures on April 20, 2014 unless previously prepaid in accordance with its terms prior to such date. The senior secured convertible note is fully and unconditionally guaranteed by two wholly owned subsidiaries of RAIT, or the guarantors: RAIT Asset Holdings III Member, LLC, or RAHM3, and RAIT Asset Holdings III, LLC, or RAH3. RAHM3 is the sole member of RAH3 and has pledged the equity of RAH3 to secure its guarantee. RAH3’s assets consist of certain CDO notes payable issued by RAIT’s consolidated securitization, RAIT Preferred Funding II, LTD.

The maturity date of the senior secured convertible note may be accelerated upon the occurrence of specified customary events of default, the satisfaction of any related notice provisions and the failure to remedy such event of default, where applicable. These events of default include: RAIT’s failure to pay any amount of principal or interest on the senior secured convertible note when due; the failure of RAIT or any guarantor to perform any obligation on its or their part in any transaction document; and events of bankruptcy, insolvency or reorganization affecting RAIT or any guarantor.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their OC and IC trigger tests as of March 31, 2010.

During the three-month period ended March 31, 2010, we repurchased, from the market, a total of $3,000 in aggregate principal amount of CDO notes payable issued by RAIT II. The aggregate purchase price was $293 and we recorded a gain on extinguishment of debt of $2,707.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing overcollateralization, or OC, trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the three-month period ended March 31, 2010, $2,663 of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of March 31, 2010, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010		As of December 31, 2009
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$1,783,717	$(196,161)	$1,826,167	$(186,986)
Interest rate caps	36,000	1,095	36,000	1,335

Net fair value	$1,819,717	$(195,066)	$1,862,167	$(185,651)

The following table summarizes the effect on income by derivative instrument type for the following periods:

	For the Three-Month Period Ended March 31, 2010		For the Three-Month Period Ended March 31, 2009
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)
Interest rate swaps	$(1,343)	$(13)	$(2,355)	$(225)
Currency options	—	—	—	(17)

Total	$(1,343)	$(13)	$(2,355)	$(242)

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. As of March 31, 2010, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $970,276 and had a liability balance with a fair value of $109,678. During the three-month periods ended March 31, 2010 and 2009, the change in value of these hedges was a decrease of $17,815 and an increase of $8,293, respectively. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

Amounts reclassified to earnings associated with effective cash flow hedges are reported in investment interest expense and the fair value of these hedge agreements is included in other assets or derivative liabilities.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of March 31, 2010:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,405,112	$1,355,917
Investments in securities and security-related receivables	649,978	649,978
Cash and cash equivalents	18,540	18,540
Restricted cash	170,629	170,629
Derivative assets	1,095	1,095
Liabilities
Recourse indebtedness:
Convertible senior notes	191,569	83,222
Secured credit facilities	48,203	48,203
Senior secured notes	65,000	65,000
Junior subordinated notes, at fair value	17,003	17,003
Junior subordinated notes, at amortized cost	25,100	11,185
Loans payable on real estate	25,094	25,094

Financial Instrument	Carrying Amount	Estimated Fair Value
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,393,750	675,160
CDO notes payable, at fair value	157,386	157,386
Loans payable on real estate	73,495	73,495
Derivative liabilities	196,161	196,161

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) ) (a)	Balance as of March 31, 2010
Trading securities
TruPS	$—	$—	$413,730	$413,730
Other securities	—	300	—	300
Available-for-sale securities	—	90	—	90
Security-related receivables
TruPS receivables	—	—	82,351	82,351
Unsecured REIT note receivables	—	58,344	—	58,344
CMBS receivables	—	65,322	—	65,322
Other securities	—	29,841	—	29,841
Derivative assets	—	1,095	—	1,095

Total assets	$—	$154,992	$496,081	$651,073

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) ) (a)	Balance as of March 31, 2010
Junior subordinated notes, at fair value	$—	$17,003	$—	$17,003
CDO notes payable, at fair value	—	—	157,386	157,386
Derivative liabilities	—	196,161	—	196,161

Total liabilities	$—	$213,164	$157,386	$370,550

(a)	As of March 31, 2010, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three-month period ended March 31, 2010:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2009	$471,106	$73,649	$544,755
Change in fair value of financial instruments	153,699	10,050	163,749
Purchases and sales, net	(140,203)	(1,348)	(141,551)
Deconsolidation of VIEs	(70,872)	—	(70,872)

Balance, as of March 31, 2010	$413,730	$82,351	$496,081

Liabilities	Trust Preferred Obligations	CDO Notes Payable, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2009	$70,872	$146,557	$217,429
Change in fair value of financial instruments	—	13,492	13,492
Purchases and sales, net	—	(2,663)	(2,663)
Deconsolidation of VIEs	(70,872)	—	(70,872)

Balance, as of March 31, 2010	$—	$157,386	$157,386

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

Description	For the Three-Month Period Ended March 31, 2010	For the Three-Month Period Ended March 31, 2009
Change in fair value of trading securities and security-related receivables	$47,745	$(190,687)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(13,493)	82,589
Change in fair value of derivatives	(17,815)	8,293

Change in fair value of financial instruments	$16,437	$(99,805)

The changes in the fair value for the investment in securities, CDO notes payable and other liabilities for which the fair value option was elected for the three-month periods ended March 31, 2010 and 2009 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of derivatives for which the fair value option was elected for the three-month periods ended March 31, 2010 and 2009 was mainly due to changes in interest rates.

NOTE 9: VARIABLE INTEREST ENTITIES

On January 1, 2010, we adopted an accounting standard which provided guidance when to consolidate a VIE. Under the new standard, the determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. Upon adoption, we evaluated our investments under this new consolidation standard and the following changes in previous consolidation conclusions were made:

•

TruPS Investment and Obligations – Previously, we held implicit interests in trusts which issued TruPS. Under the previous consolidation guidance, we were considered to be primary beneficiaries of the trusts and reported their assets and liabilities in our consolidated balance sheet. RAIT does not meet both criteria to be the primary beneficiary of these entities as we do not have the power to direct the activities of the underlying trusts. Therefore, we deconsolidated these entities as of January 1, 2010 by reducing our assets and liabilities by $70,872.

•

Investments in Real Estate – We identified two properties to be VIEs that we previously did not consolidate as we were not previously the primary beneficiary: Willow Grove and Cherry Hill. RAIT evaluated its interests in these real estate properties and determined that we are the primary beneficiary. Upon consolidation of these properties on January 1, 2010, we increased our assets and liabilities by $20,931.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date. As of March 31, 2010, our consolidated VIEs were: Taberna Preferred Funding VIII, Ltd., Taberna Preferred Funding IX, Ltd, RAIT CRE CDO I, Ltd., RAIT Preferred Funding II, Ltd., Willow Grove and Cherry Hill.

	As of March 31, 2010	As of December 31, 2009 (a)
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,970,867	$1,959,118
Allowance for losses	(10,903)	(10,903)

Total investments in mortgages and loans	1,959,964	1,948,215
Investments in real estate	21,487	—
Investments in securities and security-related receivables, at fair value	649,887	694,809
Cash and cash equivalents	225	272
Restricted cash	126,938	117,322
Accrued interest receivable	42,678	38,397
Deferred financing costs, net of accumulated amortization of $6,465 and $5,897, respectively	19,564	20,132

Total assets	$2,820,743	$2,819,147

Liabilities and Equity
Indebtedness (including $157,386 and $217,429 at fair value, respectively)	$1,754,657	$1,794,339
Accrued interest payable	24,835	21,855
Accounts payable and accrued expenses	541	232
Derivative liabilities	196,161	186,986
Deferred taxes, borrowers’ escrows and other liabilities	3,056	3,136

Total liabilities	1,979,250	2,006,548
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(122,235)	(115,004)
RAIT Investment	153,515	167,011
Retained earnings (deficit)	810,213	760,592

Total shareholders’ equity	841,493	812,599

Total liabilities and equity	$2,820,743	$2,819,147

(a)	Includes the assets and liabilities of the TruPS Investments and Obligations. Based on the adoption of the accounting standard, these VIEs were deconsolidated as of January 1, 2010 and no longer appear in our consolidated financial statements. Upon deconsolidation, investments in securities and indebtedness both decreased by $70,872 as of January 1, 2010.

The assets of the VIEs can only be used to settle obligations of the VIEs and are not available to our creditors. Certain amounts included in the table above are eliminated upon consolidation with other RAIT subsidiaries that maintain investments in the debt or equity securities issued by these entities.

RAIT does not have any contractual obligation to provide the VIEs listed above with any financial support. RAIT has not provided and does not intend to provide financial support to these VIEs that we were not previously contractually required to provide.

NOTE 10: EQUITY

Preferred Shares

On January 26, 2010, our board of trustees declared a first quarter 2010 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on March 31, 2010 to holders of record on March 1, 2010 and totaled $3,406.

On April 22, 2010, our board of trustees declared a second quarter 2010 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on June 30, 2010 to holders of record on June 1, 2010.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

Common Shares

Share Repurchases:

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

Equity Compensation:

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

During the three-months ended March 31, 2010, 70,392 phantom unit awards were redeemed for common shares. These phantom units were fully vested at the time of redemption.

Share Issuances:

During the three-month period ended March 31, 2010, we issued 3,150,000 common shares, along with cash and the issuance of a senior secured convertible note, to repurchase $54,500 of our convertible notes. See Note 7-“Indebtedness” above.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance 10,000,000 common shares. During the three-month period ended March 31, 2010, we issued a total of 473,762 common shares pursuant to the DRSPP at a weighted-average price of $2.11 per share and we received $1,000 of net proceeds. Effective May 7, 2010 we registered an additional 8,787,635 common shares so that, together with previously registered common shares available for issuance under the DRSPP, 12,000,000 common shares, in the aggregate, are available for issuance under the DRSPP.

Standby Equity Distribution Agreement (SEDA):

On January 13, 2010, we entered into a standby equity distribution agreement, or the SEDA, with YA Global Master SPV Ltd., or YA Global, which is managed by Yorkville Advisors, LLC, whereby YA Global agreed to purchase up to $50,000, or the commitment amount, worth of newly issued RAIT common shares upon notices given by us, subject to the terms and conditions of the SEDA. The SEDA terminates automatically on the earlier of January 13, 2012 or the date YA Global has purchased $50,000 worth of common shares under the SEDA. The number of common shares issued or issuable pursuant to the SEDA, in the aggregate, cannot exceed 12,500,000 common shares. As of March 31, 2010, no shares have been issued pursuant to this arrangement.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2010 and 2009:

	For the Three-Month Periods Ended March 31
	2010	2009
Income (loss) from continuing operations	$34,112	$(146,527)
(Income) loss allocated to preferred shares	(3,406)	(3,406)
(Income) loss allocated to noncontrolling interests	235	7,588

Income (loss) from continuing operations allocable to common shares	30,941	(142,345)
Income (loss) from discontinued operations	341	(1,887)

Net income (loss) allocable to common shares	$31,282	$(144,232)

Weighted-average shares outstanding—Basic	74,952,313	64,949,070
Dilutive securities under the treasury stock method	560,686	—

Weighted-average shares outstanding—Diluted	75,512,999	64,949,070

Earnings (loss) per share—Basic:
Continuing operations	$0.42	$(2.19)
Discontinued operations	—	(0.03)

Total earnings (loss) per share—Basic	$0.42	$(2.22)

Earnings (loss) per share—Diluted:
Continuing operations	$0.41	$(2.19)
Discontinued operations	—	(0.03)

Total earnings (loss) per share—Diluted	$0.41	$(2.22)

For the three-month periods ended March 31, 2010 and 2009, securities convertible into 6,693,341 and 12,371,752 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of March 31, 2010 and December 31, 2009, we had $97 and $410, respectively, of cash and cash equivalents and $780 and $1,601, respectively, of restricted cash on deposit at Bancorp. During the three-month period ended March 31, 2009, we received $7 of interest income from Bancorp. We did not receive any interest income from the Bancorp during the three-month period ended March 31, 2010. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp at an annual rental expense based upon the amount of square footage occupied. We have signed a sublease agreement with a third party for the remaining term of our sublease. Rent paid to Bancorp was $68 and $84 for the three-month periods ended March 31, 2010 and 2009, respectively. Rent received for our sublease was $41 for the three-month period ended March 31, 2010.

Mr. Cohen holds controlling positions in various companies with which we conduct business. Mr. Cohen serves as the Chairman of the board of directors and Chief Executive Officer of Cohen & Company Inc. or, Cohen & Company, and as the Chairman of the

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

board of managers, Chief Executive Officer and Chief Investment Officer of Cohen Brothers, LLC, or Cohen Brothers, a majority owned subsidiary of Cohen & Company. Each transaction between us and Cohen & Company is described below:

a). Office Leases—We maintain sub-lease agreements for shared office space and facilities with Cohen & Company. Rent expense during the three-month periods ended March 31, 2010 and 2009, relating to these leases was $12 and $12, respectively. Rent expense has been included in general and administrative expense in the accompanying consolidated statements of operations. Future minimum lease payments due over the remaining term of the lease are $295.

b). Common Shares— As of December 31, 2009, Cohen & Company and its affiliate entities owned 510,434 of our common shares. During the period ended March 31, 2010, Cohen & Company and its affiliates sold these shares and do not own any of our common shares as March 31, 2010.

c). Brokerage Services—During 2010, Cohen & Company sold $6,500 Bear Stearns Commercial Mortgage Securities to an unrelated third party using the broker-dealer services of RAIT Securities, LLC, for which we earned $33 in principal transaction income.

d). EuroDekania—EuroDekania is an affiliate of Cohen & Company. In September 2007, EuroDekania purchased approximately €10,000 ($13,892) of the subordinated notes and all of the €32,250 ($44,802) BBB-rated debt securities in Taberna Europe CDO II. We invested €17,500 ($24,311) in the total subordinated notes and earn management fees of 35 basis points on the collateral assets owned by this entity. EuroDekania receives a fee equal to 3.5 basis points of our subordinated collateral management fee which is payable to EuroDekania only if we collect our subordinated management fee and EuroDekania retains an investment in the subordinated notes. During the three-month periods ended March 31, 2010 and 2009, we did not receive any subordinated collateral management fees; therefore, no collateral management fee expense was payable to EuroDekania.

e). Star Asia—Star Asia is an affiliate of Cohen & Company. During 2010, Star Asia purchased $2,315 LB-UBS Commercial Mortgage Trust securities from an unrelated third party using the broker-dealer services of RAIT Securities, LLC, for which we did not earn any principal transaction income. In March 2009, Star Asia issued debt securities to a third party, upon which a subsequent exchange offer was entered into with Taberna Preferred Funding III, Ltd., or Taberna III, for $22,425 and Taberna Preferred Funding IV, Ltd., or Taberna IV, for $19,434. Taberna Capital Management was the collateral manager for Taberna III and Taberna IV. We received an opinion from an independent third party concluding that the transaction was fair from Taberna III and IV’s financial viewpoint. There were no fees earned by Taberna Capital Management or Star Asia.

f). Kleros Preferred Funding VIII, Ltd.—Kleros Preferred Funding VIII, Ltd., or Kleros VIII, is a securitization managed by Cohen & Company. In June 2007, we purchased approximately $26,400 in par amount of bonds rated A through BBB issued by Kleros VIII, for a purchase price of approximately $23,997. As of March 31, 2010, the bonds have a current fair value of $0 and have been placed on non-accrual status.

Brandywine Construction & Management, Inc., or Brandywine, is an affiliate of Edward E. Cohen, the spouse of Betsy Z. Cohen and father of Daniel G. Cohen. Brandywine provided real estate management services to two properties underlying our investments in real estate. During the three-month periods ended March 31, 2010 and 2009, Brandywine earned management fees of $26 and $26, respectively. We believe that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties.

NOTE 13: ASSET DISPOSITIONS

During 2009, we disposed of our investments in six residential mortgage portfolios and four Taberna CDOs. All assets sold and related liabilities were removed from our consolidated balance sheet on the date of sale, with any gains or losses on dispositions recorded in our accompanying statements of operations under gains (losses) on sale of assets.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

810, “Consolidation” (formerly referenced as FIN 46R). We recorded losses on the sales of assets related to these VIEs of $313,808 in June 2009.

Summarized Statement of Operations for the Three Months Ended March 31, 2009

The table below summarizes the statement of operations for the four Taberna CDOs and six residential mortgage portfolios sold in June and July 2009, respectively. The information presented below is for the three-month period ended March 31, 2009 (dollars in thousands).

For the Three Months Ended March 31, 2009
Revenue:
Investment interest income	$91,572
Investment interest expense	(68,437)

Net interest margin	23,135
General and administrative expenses	(331)
Provision for losses	(62,003)

Income before other income (expense)	(39,199)
Change in fair value of financial instruments	(37,401)

Net income (loss)	(76,600)
(Income) loss allocated to noncontrolling interests	7,403

Net income (loss) allocable to common shares	$(69,197)

NOTE 14: DISCONTINUED OPERATIONS

For the three-month period ended March 31, 2010, income (loss) from discontinued operations relates to one real estate property with total assets of $4,889 that we have sold since January 1, 2010. For the three-month period ended March 31, 2009, income (loss) from discontinued operations relates to one real estate property with total assets of $17,257 that we have deconsolidated since January 1, 2009.

The following table summarizes revenue and expense information for real estate properties classified as discontinued operations during the respective periods:

	For the Three-Month Periods Ended March 31
	2010	2009
Revenue:
Rental income	$105	$806
Expenses:
Real estate operating expense	30	496
Depreciation expense	—	145

Total expenses	30	641

Income (loss) from discontinued operations	75	165
Gain (loss) on sale of assets	266	(2,052)

Total income (loss) from discontinued operations	$341	$(1,887)

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

NOTE 15: COMMITMENTS AND CONTINGENCIES

Riverside National Bank of Florida Litigation

RAIT subsidiary Taberna Capital Management, LLC is named as one of fifteen defendants in a lawsuit filed by Riverside National Bank of Florida, or Riverside, on November 13, 2009 in the Supreme Court of the State of New York, County of New York. (A substantially similar action was filed by Riverside on August 6, 2009 in the Supreme Court of the State of New York, County of

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

Kings, and subsequently discontinued without prejudice and refiled in New York County.) The action, titled Riverside National Bank of Florida v. The McGraw-Hill Companies, Inc., Moody’s Investors Service, Inc., Fitch, Inc., Taberna Capital Management, LLC, Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management LLC, FTN Financial Capital Markets, Keefe Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., JPMorgan Chase & Co., J.P. Morgan Securities Inc., Citigroup Global Markets, Credits Suisse Securities (USA) LLC, ABN Amro, Inc., Cohen & Company, and SunTrust Robinson Humphrey, Inc., asserts claims in connection with Riverside’s purchase of certain CDO securities, including securities from the Taberna Preferred Funding II, IV, and V CDOs. Riverside alleges that offering materials issued in connection with the CDOs it purchased did not adequately disclose the process by which the rating agencies rated each of the securities. Riverside also alleges, among other things, that the offering materials should have disclosed an alleged conflict of interest of the rating agencies as well as the role that the rating agencies played in structuring each CDO. Riverside seeks damages in excess of $132 million, rescission of its purchases of the securities at issue, an accounting of certain amounts received by the defendants together with the imposition of a constructive trust, and punitive damages of an unspecified amount. On December 11, 2009, the defendants moved to dismiss all of Riverside’s claims. Riverside filed oppositions to the defendants’ motions on February 19, 2010, voluntarily dismissing its contract causes of action and opposing the remainder of defendants’ motions to dismiss. No date for oral argument of the motions has been set. On April 16, 2010, the Office of the Comptroller of the Currency closed Riverside and named the Federal Deposit Insurance Corporation as receiver and thus as successor-in-interest to Riverside as plaintiff in this action. In a Purchase and Assumption Agreement dated April 16, 2010, TD Bank, National Association, acquired the banking operations of Riverside from the FDIC, but appears not to have acquired Riverside’s litigation claims. On May 4, 2010, Riverside moved to substitute the FDIC as plaintiff and to stay this action for 90 days. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

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

NOTE 16: SUBSEQUENT EVENTS

On April 22, 2010 RAIT sold or delegated its collateral management rights and responsibilities relating to eight Taberna securitizations with approximately $5.9 billion in total assets under management to an affiliate of certain funds managed by an affiliate of Fortress Investment Group LLC for $16.5 million. These securitizations were not consolidated by RAIT and were comprised of Taberna Preferred Funding II, Ltd. through Taberna Preferred Funding VII, Ltd., Taberna Europe CDO I, P.L.C., and Taberna Europe CDO II, P.L.C. The transaction generated a $9.3 million in gain on sale of asset.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders of RAIT Financial Trust

We have reviewed the accompanying consolidated balance sheet of RAIT Financial Trust and subsidiaries as of March 31, 2010 and the related consolidated statements of operations, other comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1k and 9 to the consolidated financial statements, the Company adopted the new accounting standards classified under FASB ASC Topic 810, “Consolidation” for variable interest entities on January 1, 2010.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, other comprehensive income (loss), shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2010, we expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania May 7, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or similar words. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the “Forward Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2009, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report, except as may be required by applicable law.

Overview

We are a vertically integrated commercial real estate company capable of originating, investing in, managing, servicing, trading and advising on commercial real estate-related assets. In 2010, we continue to progress in adapting RAIT to the current market environment. We are positioning RAIT for future growth in the area of its historical core competency, commercial real estate lending, while diversifying the revenue generated from our commercial real estate loans and properties and reducing or removing other non-core assets and activities.

In order to take advantage of market opportunities in the future, and to maximize shareholder value over time, we will continue to focus on:

•

expanding RAIT’s commercial real estate revenue by investing in commercial real estate-related assets, managing and servicing investments for our own account or for others, providing property management services and providing our broker-dealer activities, including fixed-income trading and real estate advisory services;

•	creating value through investing in our commercial real estate properties and implementing cost savings programs to help maximize property value over time;

•	reducing our leverage while developing new financing sources;

•	managing our investment portfolios to reposition non-performing assets, increase our cash flows and ultimately recover the value of our assets over time; and

•	managing the size and cost structure of our business to match our operating environment.

We generated net income of $34.5 million, or $0.41 per common share during the three-months ended March 31, 2010, primarily by the following:

•

Gains on debt extinguishments. During the three-months ended March 31, 2010, we repurchased $54.5 million of our convertible notes and $3.0 million of our CDO notes payable for total consideration of $35.7 million. The consideration was comprised of: cash of $6.9 million, the issuance of a $22.0 million convertible senior note and 3.2 million common shares. These transactions generated $19.8 million in gains on extinguishment of debt. See “Liquidity and Capital Resources-Capitalization” below for more information regarding these transactions.

•

Provision for losses. The provision for losses recorded during the three-months ended March 31, 2010, was $17.4 million. While we recorded additional provision for losses during the three-months ended March 31, 2010, we saw improvement in the performance of our portfolio of commercial real estate loans from prior quarters.

•

Change in fair value of financial instruments. For the three months ended March 31, 2010, the net change in fair value of financial instruments increased net income by $16.4 million. Generally, the change in fair value of our financial assets, which are recorded at fair value under FASB ASC Topic 825, “Financial Instruments”, was the primary driver of this improvement with several of our assets improving. This is consistent with the general improvement in asset pricing throughout the financial sector during the first quarter of 2010.

We expect to continue to focus our efforts on enhancing our commercial real estate loan portfolio and our investments in real estate, which are our primary investment portfolios. Although economic conditions are improving, some of our borrowers within our commercial real estate loan portfolio are under financial stress. Where it is likely to enhance our ultimate returns, we will consider restructuring loans or foreclosing on the underlying property. During the three-months ended March 31, 2010, we converted four loans, comprised of six properties, into direct ownership. We expect to engage in ongoing workout activity with respect to our commercial real estate loans that may result in the conversion of the property into owned real estate. We may take a non-cash charge to earnings at the time of any loan conversion to the extent the amount of our loan, reduced by any allowance for losses and certain other expenses, exceeds the fair value of the property at the time of the conversion.

As described below under “Securitizations,” in April 2010 we sold or delegated our collateral management rights and responsibilities relating to eight unconsolidated Taberna securitizations. While this transaction reduced our assets under management from $10.0 billion at March 31, 2010 to $4.1 billion, it also generated $16.5 million of cash and is consistent with our strategy of focusing on our commercial real estate portfolio. The transaction generated a $9.3 million in gain on sale of asset.

Set forth below are key statistics relating to our business through March 31, 2010 (dollars in thousands):

	As of or For the Three-Month Periods Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Financial Statistics:
Recourse debt maturing within 1-year	$10,905	$24,390	$49,494	$49,494	$54,161
Assets under management (a)	$9,965,416	$10,106,830	$10,374,491	$13,878,962	$13,922,257
Debt to equity	2.8x	3.0x	3.3x	7.4x	6.0x
Total revenue	$45,114	$43,528	$44,824	$61,836	$61,873
Earnings per share, diluted	$0.41	$0.24	$(0.38)	$(4.43)	$(2.22)

Commercial Real Estate (“CRE”) Loan Portfolio:
Reported CRE Loans—unpaid principal	$1,417,393	$1,473,700	$1,582,065	$1,653,837	$1,859,143
Non-accrual loans—unpaid principal	$132,978	$171,372	$246,029	$171,809	$177,233
Non-accrual loans as a % of reported loans	9.4%	11.6%	15.6%	10.4%	9.5%
Reserve for losses	$76,823	$86,609	$85,620	$108,842	$126,229
Reserves as a % of non-accrual loans	57.8%	50.5%	34.8%	63.4%	71.2%
Provision for losses	$17,350	$22,500	$18,467	$27,548	$61,565

CRE Property Portfolio:
Reported investments in real estate	$795,952	$738,235	$645,484	$604,619	$501,459
Number of properties owned	46	39	34	30	24
Multifamily units owned	7,893	6,967	6,367	5,550	4,249
Office square feet owned	1,550,401	1,350,177	1,035,435	1,035,435	1,035,435
Retail square feet owned	1,069,652	1,069,643	1,095,452	639,791	639,791
Average occupancy	70.8%	69.8%	73.1%	75.8%	73.3%

(a)	On April 22, 2010 as a result of the sale of our collateral management rights and responsibilities relating to eight unconsolidated Taberna securitizations with $5.9 billion of assets to an affiliate of Fortress Investment Group, LLC, RAIT’s assets under management were reduced to $4.1 billion.

Investors should read the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or the Annual Report, for a detailed discussion of the following items:

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

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of March 31, 2010 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial mortgages	$765,290	6.8%	May 2010 to Mar. 2016	47
Mezzanine loans	424,013	9.4%	May 2010 to Nov. 2038	122
Other loans	124,448	5.2%	May 2010 to Oct. 2016	11
Preferred equity interests	92,331	10.9%	May 2010 to Sep. 2021	23

Total	$1,406,082	7.7%		203

Due to current economic conditions, we have limited capacity to originate new investments. However, we expect to focus on this asset class when economic conditions improve and as existing loans are repaid.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of March 31, 2010:

(a)	Based on book value.

Investments in real estate. We generate a return on our real estate investments through rental income and other sources of income from the operations of the real estate underlying our investment. We also benefit from any increase in the value of the real estate in addition to current income. We finance our acquisitions of real estate through a combination of secured mortgage financing provided by financial institutions and existing financing provided by our two CRE loan securitizations. During 2010, we acquired $41.3 million of real estate investments upon conversion of $52.1 million of commercial real estate loans, usually subject to retaining the existing financing provided by our two CRE loan securitizations. As of March 31, 2010, we owned 7,893 multifamily units, 1,550,401 square feet of office space and 1,069,652 square feet of retail space. The average occupancy of our portfolio of 46 properties is 70.8% as of March 31, 2010.

The table below describes certain characteristics of our investments in real estate as of March 31, 2010 (dollars in thousands):

	Book Value	% of Total Portfolio	Units / Square Feet / Acres	Number of Properties
Multi-family real estate properties	$530,770	66.7%	7,893	32
Office real estate properties	207,663	26.1%	1,350,247	9
Retail real estate properties	35,311	4.4%	1,069,652	2
Parcels of land	22,208	2.8%	7.3	3

Total	$795,952	100.0%		46

We expect to continue to protect or enhance our risk-adjusted returns by taking control of properties underlying our commercial real estate loans when restructuring or otherwise exercising our remedies regarding loans that become subject to increased credit risks.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of March 31, 2010:

(a)	Based on book value.

Investment in debt securities. We have provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of March 31, 2010, we retained a controlling interest in two securitizations—Taberna VIII and Taberna IX, which are consolidated entities. All of the collateral assets for the debt securities and the related non-recourse CDO financing obligations are presented at fair value in our reported results.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of March 31, 2010 (dollars in thousands):

				Issuer Statistics
Industry Sector	Estimated Fair Value	% of Total	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$99,951	20.1%	4.3%	69.8%	1.6	x
Office	133,398	26.9%	7.8%	60.3%	1.2	x
Residential Mortgage	38,386	7.7%	2.5%	99.0%	4.7	x
Specialty Finance	65,909	13.3%	4.9%	109.4%	3.3	x
Homebuilders	55,136	11.1%	7.8%	1.9%	(0.1	)x
Retail	54,313	10.9%	3.9%	120.2%	1.3	x
Hospitality	25,216	5.1%	6.3%	139.5%	(0.8	)x
Storage	23,772	4.8%	8.0%	60.3%	3.8	x

Total	$496,081	100.0%	5.3%	73.0%	1.8	x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of March 31, 2010:

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

The table and the chart below describe certain characteristics of our real estate-related debt securities as of March 31, 2010 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Book Value
Unsecured REIT note receivables	$58,344	6.6%	7.7	$61,000
CMBS receivables	65,322	6.0%	34.0	158,868
Other securities	30,231	3.0%	31.4	125,887

Total	$153,897	5.0%	28.5	$345,755

(a)	S&P Ratings as of March 31, 2010.

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

CDO Management. During the quarter ended March 31, 2010 and through April 20, 2010, we served as the collateral manager for all 13 CDO securitizations we sponsored with varying amounts of retained or residual interests held by us. In general, during this period, we received senior asset management fees, based on the amount of collateral assets, as a priority ahead of debt service payments. On April 21, 2010, we sold or delegated our collateral management rights and responsibilities relating to eight unconsolidated Taberna securitizations to an affiliate of Fortress Investment Group, LLC, or Fortress, for $16.5 million. These securitizations were comprised of Taberna II, Taberna III, Taberna IV, Taberna V, Taberna VI, Taberna VII, Taberna Europe I, and

Taberna Europe II. Subsequent to the transaction with Fortress in April, we receive collateral management fees only for Taberna I, Taberna VIII, Taberna IX, RAIT I and RAIT II.

CDO Performance. Our CDOs contain interest coverage and overcollateralization triggers, or OC Triggers, that must be met in order for us to receive our subordinated management fees and our lower-rated debt or residual equity returns. If the interest coverage or OC Triggers are not met in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying payment defaults, paying down the CDO notes payable or other actions permitted under the relevant CDO indenture.

As of the most recent payment information, the following CDO securitizations were not passing their required interest coverage or OC Triggers and we received only senior asset management fees and interest on certain of the more senior-rated debt owned by us related to these CDO transactions: Taberna I, Taberna II, Taberna III, Taberna IV, Taberna V, Taberna VI, Taberna VII, Taberna VIII, Taberna IX, Taberna Europe I and Taberna Europe II. In addition, events of default existed in Taberna II, Taberna III, Taberna IV and Taberna VI. An event of default in a CDO may be cause for our removal as collateral manager of that CDO in limited circumstances where an event of default is caused by a breach or default of the collateral manager. We are unable to predict with certainty which CDOs, in the future, will experience events of default or which, if any, remedies the appropriate note holders may seek to exercise in the future. All applicable interest coverage and OC Triggers continue to be met for our two commercial real estate CDOs, RAIT I and RAIT II and we continue to receive all of our management fees, interest and residual returns from these CDOs.

Set forth below is a summary of the CDO investments in our consolidated securitizations as of the most recent payment information is as follows (dollars in millions):

•

Taberna VIII—Taberna VIII has $674.0 million of total collateral, of which $85.1 million is defaulted. The current overcollateralization (O/C) test is failing at 91.3% with an O/C trigger of 103.5%. We have invested $133.0 million in this CDO. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

Taberna IX—Taberna IX has $704.5 million of total collateral, of which $154.1 million is defaulted. The current O/C test is failing at 81.4% with an O/C trigger of 105.4%. We have invested $186.5 million in this CDO. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

RAIT I—RAIT I has $1.0 billion of total collateral, of which $64.3 million is defaulted. The current O/C test is passing at 120.1% with an O/C trigger of 116.2%. We have invested $223.5 million in this CDO. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our senior collateral management fees.

•

RAIT II—RAIT II has $815.1 million of total collateral, of which $20.0 million is defaulted. The current O/C test is passing at 114.9% with an O/C trigger of 111.7%. We have invested $233.7 million in this CDO. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our senior collateral management fees.

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

The table below summarizes our assets under management as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	Assets Under Management at March 31, 2010	Assets Under Management at December 31, 2009
Commercial real estate portfolio (1)	$2,116,669	$2,084,685
European portfolio (2)	1,763,310	1,858,578
U.S. TruPS portfolio (3)	6,084,750	6,162,790
Other investments	687	777

Total (4)	$9,965,416	$10,106,830

(1)	As of March 31, 2010 and December 31, 2008, our commercial real estate portfolio was comprised of $1.2 billion and $1.2 billion, respectively, of assets collateralizing RAIT I and RAIT II, $796.0 million and $738.2 million, respectively, of investments in real estate and $98.1 million and $106.6 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(2)	Our European portfolio is comprised of assets collateralizing Taberna Europe I and Taberna Europe II.
(3)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I through Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.
(4)	On April 22, 2010 as a result of the sale of our collateral management rights and responsibilities relating to eight unconsolidated Taberna securitizations with $5.9 billion of assets to an affiliate of Fortress Investment Group, LLC, RAIT’s assets under management were reduced to $4.1 billion.

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

Our board of trustees monitors RAIT’s REIT taxable income, and under its policy, will determine dividends when a full year of REIT taxable income is available. The board intends to declare a dividend, if any, in at least the amount necessary to meet RAIT’s annual distribution requirements. The board expects to continue to review and determine the dividends on RAIT’s preferred shares on a quarterly basis.

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

The table below reconciles the differences between reported net income (loss) total taxable income (loss) and estimated REIT taxable income (loss) for the three-month periods ended March 31, 2010 and 2009 (dollars in thousands):

	For the Three-Month Periods Ended March 31
	2010	2009
Net income (loss), as reported	$34,453	$(148,414)
Add (deduct):
Provision for losses	17,350	119,504
Charge-offs on allowance for losses	(27,136)	(65,425)
Domestic TRS book-to-total taxable income differences:
Income tax provision (benefit)	47	(36)
Stock compensation, forfeitures and other temporary tax differences	98	(1,357)
Change in fair value of financial instruments, net of noncontrolling interests (1)	(16,437)	86,347
Amortization of intangible assets	355	315
CDO investments aggregate book-to-taxable income differences (2)	(13,872)	(19,119)
Accretion of (premiums) discounts	—	(105)
Other book to tax differences	1,773	1,133

Total taxable income (loss)	(3,369)	(27,157)
Less: Taxable income attributable to domestic TRS entities	(1,067)	(987)
Plus: Dividends paid by domestic TRS entities	5,000	—
Less: Deductible preferred dividends	(3,406)	(3,406)

Estimated REIT taxable income (loss)	$(2,842)	$(31,550)

(1)	Change in fair value of financial instruments is reported net of allocation to noncontrolling interests of $(13,458) for the three- months ended March 31, 2009.
(2)	Amounts reflect the aggregate book-to-taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.

Results of Operations

Three-Month Period Ended March 31, 2010 Compared to the Three-Month Period Ended March 31, 2009

Revenue

Investment interest income. Investment interest income decreased $109.8 million, or 72.6%, to $41.3 million for the three-month period ended March 31, 2010 from $151.1 million for the three-month period ended March 31, 2009. This net decrease was primarily attributable to decreases in interest income of: $47.1 million resulting from the disposition of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations in June 2009 and $49.9 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease primarily resulted from $327.4 million in total principal amount of investments on non-accrual status as of March 31, 2010, 20 new properties, representing $367.4 million of investments in commercial loans, transitioned from loans to real estate owned since March 31, 2009 and the reduction in short-term LIBOR of approximately 0.9% during the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009.

Investment interest expense. Investment interest expense decreased $79.4 million, or 77.1%, to $23.6 million for the three-month period ended March 31, 2010 from $103.0 million for the three-month period ended March 31, 2009. This net decrease was primarily attributable to decreases in interest expense of: $25.0 million resulting from the disposition of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations in June 2009 and $46.3 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease is primarily attributable to repurchases of $153.3 million of our convertible senior notes since March 31, 2009, net of additional interest cost incurred for the insurance of new debt instruments associated therewith, and the effect on our floating rate indebtedness from the reduction in short-term LIBOR of approximately 0.9% during the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009.

Rental income. Rental income increased $7.5 million to $18.5 million for the three-month period ended March 31, 2010 from $11.0 million for the three-month period ended March 31, 2009. This increase was primarily attributable to 20 new properties, with direct real estate investments of $310.1 million, acquired or consolidated since March 31, 2009.

Fee and other income. Fee and other income increased $6.0 million, or 213.4%, to $8.8 million for the three-month period ended March 31, 2010 from $2.8 million for the three-month period ended March 31, 2009. We received $3.4 million of fee income from our restructuring advisory services, $2.1 million of property management fees and reimbursement income associated with the property management activities that we acquired in May 2009 and $0.5 million of increased asset management fees resulting from the recognition of senior collateral management fees on the Taberna securitizations that were deconsolidated in June 2009.

Expenses

Real estate operating expense. Real estate operating expense increased $4.4 million to $14.1 million for the three-month period ended March 31, 2010 from $9.7 million for the three-month period ended March 31, 2009. This increase was primarily attributable to 20 new properties, with direct real estate investments of $310.1 million, acquired or consolidated since March 31, 2009.

Compensation expense. Compensation expense increased $2.5 million, or 42.8%, to $8.1 million for the three-month period ended March 31, 2010 from $5.6 million for the three-month period ended March 31, 2009. This increase was primarily due to $2.0 million of compensation costs associated with the property management activities that were acquired in May 2009, the expansion of our broker-dealer and advisory activities, and higher stock-based compensation amortization of $0.4 million resulting from the vesting of certain restricted shares and phantom units subsequent to March 31, 2009.

General and administrative expense. General and administrative expense increased $0.6 million, or 14.9%, to $4.9 million for the three-month period ended March 31, 2010 from $4.3 million for the three-month period ended March 31, 2009. This increase is primarily due to our property management activities that we acquired in May 2009 and our broker-dealer and advisory activities.

Provision for losses. The provision for losses relates to our investments in our residential mortgages and commercial mortgage loan portfolios. The provision for losses decreased by $102.1 million for the three-month period ended March 31, 2010 to $17.4 million as compared to $119.5 million for the three-month period ended March 31, 2009. This decrease was primarily attributable to $58.3 million of provision for losses related to our residential mortgage portfolio during the three-month period ended March 31, 2009 which was disposed during July 2009. Subsequent to March 31, 2009, we have transitioned 20 loans to real estate owned properties, with direct real estate investments of $310.1 million and realized losses of $57.3 million when these loans were converted from impaired loans to owned real estate. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Depreciation expense. Depreciation expense increased $2.4 million to $6.4 million for the three-month period ended March 31, 2010 from $4.0 million for the three-month period ended March 31, 2009. This increase was primarily attributable to 20 new properties, with direct real estate investments of $310.1 million, acquired or consolidated since March 31, 2009 as well as increased depreciation of furniture and fixtures we added since March 31, 2009.

Amortization of intangible assets. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006 and Jupiter Communities on May 1, 2009. Amortization expense increased $0.1 million to $0.4 million for the three-month period ended March 31, 2010 from $0.3 million for the three-month period ended March 31, 2009. This increase resulted from the $1.6 million of intangible assets acquired from Jupiter Communities on May 1, 2009.

Other Income (Expense)

Gains (losses) on sale of assets. Gains on sale of assets were $3.9 million during the three-month period ended March 31, 2010. The gains on sale of assets are primarily attributable to the disposition of $11.4 million in total principal amount of unsecured REIT note receivables in our CRE securitizations.

Gains on extinguishment of debt. Gains on extinguishment of debt during the three-month period ended March 31, 2010 are attributable to the repurchase of $54.5 million in aggregate principal amount of convertible senior notes and $3.0 million in aggregate principal amount of CDO notes payable. The aggregate debt was repurchased from the market for 3,150,000 of our common shares, issued a $22.0 million senior secured convertible note and $6.9 million of cash. As a result of these repurchases, we recorded gains on extinguishment of debt of $19.8 million.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the three-month periods ended March 31, 2010 and 2009, the fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three-Month Period Ended March 31, 2010	For the Three-Month Period Ended March 31, 2009
Change in fair value of trading securities and security-related receivables	$47,745	$(190,687)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(13,493)	82,589
Change in fair value of derivatives	(17,815)	8,293

Change in fair value of financial instruments	$16,437	$(99,805)

Discontinued operations. Income from discontinued operations increased $2.2 million to a gain of $0.3 million for the three-month period ended March 31, 2010 compared to a loss of $1.9 million for the three-month period ended March 31, 2009. The increase is primarily attributable to one property that was sold during March 2010 for which we recorded a gain of $0.3 million and a $2.1 million loss on a VIE that was deconsolidated in March 2009.

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

We expect to continue to receive substantial cash flow from our investment portfolio. Our consolidated securitizations collateralized by U.S. commercial real estate loans, RAIT I and RAIT II, continue to perform and make distributions on our retained interests and pay us management fees. RAIT I and RAIT II are our primary source of cash from our operations. While our consolidated securitizations collateralized by trust preferred securities, or TruPS, Taberna VIII and Taberna IX, are currently failing several of their respective over-collateralization tests, we continue to receive our senior management fees from these securitizations. We continue to explore strategies to generate liquidity from our investments in real estate and our investments in debt securities as we seek to focus on our commercial real estate lending platform.

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs;

•	to repurchase our common shares; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $18.5 million as of March 31, 2010;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our vertically integrated commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings; and

•	proceeds from future offerings of our common and preferred shares, including our DRSPP Plan.

Cash Flows

As of March 31, 2010 and 2009, we maintained cash and cash equivalents of approximately $18.5 million and $41.0 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three-Month Periods Ended March 31
	2010	2009
Cash flow from operating activities	$2,549	$28,914
Cash flow from investing activities	5,603	109,396
Cash flow from financing activities	(14,646)	(124,799)

Net change in cash and cash equivalents	(6,494)	13,511
Cash and cash equivalents at beginning of period	25,034	27,463

Cash and cash equivalents at end of period	$18,540	$40,974

Our principal source of cash flow is historically from our investing activities. The reduction in cash inflow from our investing activities primarily resulted from $18.1 million in principal repayments on loans and investments during the three-month period ended March 31, 2010 as compared to $120.0 million during the three-month period ended March 31, 2009.

Our decreased cash inflow from operating activities is primarily due to the disposition of the Taberna III, Taberna IV, Taberna VI, and Taberna VII securitizations in June 2009 and from the disposition of the residential mortgage portfolio in July 2009.

The cash outflow from our financing activities during the three-month period ended March 31, 2010 as compared to the three-month period ended March 31, 2009 is primarily due to a reduction in the repayments on residential mortgage-backed securities of $0 and $96.6 million as we sold this portfolio in July 2009.

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

Our two commercial real estate securitized financing arrangements, RAIT I and RAIT II, include a revolving credit option that allows us to repay the AAA rated debt tranches totaling $475.0 million as loan repayments occur, and then draw up to the available committed amounts during the first five years of each facility. At March 31, 2010, these revolvers are fully utilized and have no additional capacity. We have $73.4 million of restricted cash in our two CRE securitizations to invest in commercial loans as of March 31, 2010, subject to $33.9 million of future funding commitments and borrowing requirements.

Capitalization

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of March 31, 2010 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
Convertible senior notes (1)	$191,863	$191,569	6.9%	Apr. 2027
Secured credit facilities	48,203	48,203	4.8%	Feb. 2011 to Dec. 2011
Senior secured notes	65,000	65,000	11.7%	Apr. 2014
Loans payable on real estate	25,094	25,094	5.2%	Apr. 2012 to Sept. 2012
Junior subordinated notes, at fair value (2)	38,052	17,003	9.2%	Mar. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	393,312	371,969	7.6%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (3)(4)	1,393,750	1,393,750	0.7%	2036 to 2046
CDO notes payable, at fair value (2)(3)(5)	1,182,398	157,386	0.9%	2035 to 2038
Loans payable on real estate	73,495	73,495	5.6%	Aug. 2010 to Aug. 2016

Total non-recourse indebtedness	2,649,643	1,624,631	0.9%

Total indebtedness	$3,042,955	$1,996,600	1.8%

(1)	Our convertible senior notes are redeemable, at the option of the holder, in April 2012.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(4)	Collateralized by $1.8 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(5)	Collateralized by $1.4 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of March 31, 2010 was $873.2 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by RAIT or RAIT Partnership. As indicated in the table above, our consolidated financial statements include recourse indebtedness of $372.0 million as of March 31, 2010. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs and other securitization vehicles) and loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the three-month period ended March 31, 2010 is as follows:

Recourse Indebtedness

Convertible senior notes. During the three-month period ended March 31, 2010, we repurchased $54.5 million in aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, or the convertible senior notes, for a total consideration of $35.7 million. The purchase price consisted of $6.9 million in cash, the issuance of 3.2 million common shares, and the issuance of a $22.0 million 10.0% Senior Secured Convertible Note due April 2014, or the senior secured convertible note. See “Senior Secured Convertible Note” below. As a result of these transactions, we recorded gains on extinguishment of debt of $17.1 million, net of deferred financing costs and unamortized discounts that were written off.

Secured credit facilities. As of March 31, 2010, we have borrowed an aggregate amount of $48.2 million under three secured credit facilities, each with a different bank. All of our secured credit facilities are secured by designated commercial mortgages and mezzanine loans. As of March 31, 2010, the first secured credit facility had an unpaid principal balance of $21.0 million which is payable in December 2011 under the current terms of this facility. As of March 31, 2010, the second secured credit facility had an unpaid principal balance of $22.2 million. This facility terminated in April 2010 and the unpaid principal balance is payable in April 2011. As of March 31, 2010, the third secured credit facility had an unpaid principal balance of $5.0 million. We are amortizing this balance with monthly principal repayments of $0.5 million which will result in the full repayment of this credit facility by February 2011.

Senior secured convertible note. On March 25, 2010, pursuant to a securities exchange agreement, we acquired from a noteholder $47.0 million aggregate principal amount of our convertible senior notes for a total consideration of $31.2 million. The purchase price consisted of (a) our issuance of the $22.0 million senior secured convertible note, (b) 1.5 million common shares issued, and (c) $6.0 million in cash. The senior secured convertible note is convertible into our common shares at the option of the holder. The conversion price is $3.50 per common share and the senior secured convertible note may be converted at any time during its term. We also paid $1.4 million of accrued and unpaid interest on the convertible notes through March 25, 2010. The holder of the senior secured convertible note converted $1.1 million principal amount of the senior secured convertible note into 300,000 common shares effective May 5, 2010.

The senior secured convertible note bears interest at a rate of 10.0% per year. Interest accrues from March 25, 2010 and will be payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning July 15, 2010. The senior secured convertible note matures on April 20, 2014 unless previously prepaid in accordance with its terms prior to such date. The senior secured convertible note is fully and unconditionally guaranteed by two wholly owned subsidiaries of RAIT, or the guarantors: RAIT Asset Holdings III Member, LLC, or RAHM3, and RAIT Asset Holdings III, LLC, or RAH3. RAHM3 is the sole member of RAH3 and has pledged the equity of RAH3 to secure its guarantee. RAH3’s assets consist of certain CDO notes payable issued by RAIT’s consolidated securitization, RAIT Preferred Funding II, LTD.

The maturity date of the senior secured convertible note may be accelerated upon the occurrence of specified customary events of default, the satisfaction of any related notice provisions and the failure to remedy such event of default, where applicable. These events of default include: RAIT’s failure to pay any amount of principal or interest on the senior secured convertible note when due; the failure of RAIT or any guarantor to perform any obligation on its or their part in any transaction document; and events of bankruptcy, insolvency or reorganization affecting RAIT or any guarantor.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their OC and IC trigger tests as of March 31, 2010.

During the three-month period ended March 31, 2010, we repurchased, from the market, a total of $3.0 million in aggregate principal amount of CDO notes payable issued by RAIT II. The aggregate purchase price was $0.3 million and we recorded a gain on extinguishment of debt of $2.7 million.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing overcollateralization, or OC, trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the three-month period ended March 31, 2010, $2.7 million of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Equity Financing.

Preferred Shares

On January 26, 2010, our board of trustees declared a first quarter 2010 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on March 31, 2010 to holders of record on March 1, 2010 and totaled 3.4 million.

On April 22, 2010, our board of trustees declared a second quarter 2010 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on June 30, 2010 to holders of record on June 1, 2010.

Common Shares

- Share Repurchases

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

-Equity Compensation

On January 26, 2010, the compensation committee awarded 1.5 million phantom units, valued at $1.9 million using our closing stock price of $1.27, to our executive officers. Half of these awards vested immediately and the remainder vests in one year. On January 26, 2010, the compensation committee awarded 0.5 million phantom units, valued at $0.6 million using our closing stock price of $1.27, to our non-executive officer employees. These awards generally vest over three-year periods.

During the three-months ended March 31, 2010, 70,392 phantom unit awards were redeemed for common shares. These phantom units were fully vested at the time of redemption.

-Share Issuances

During the three-month period ended March 31, 2010, we issued 3.2 million common shares, along with cash and the issuance of a senior secured convertible note, to repurchase $54.5 million of our convertible notes. See “Capitalization” above.

-DRSPP

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance 10.0 million common shares. During the three-months ended March 31, 2010, we issued a total of 0.5 million common shares pursuant to the DRSPP at a weighted-average price of $2.11 per share and received $1.0 million of net proceeds. Effective May 7, 2010 we registered an additional 8,787,635 common shares so that, together with previously registered common shares available for issuance under the DRSPP, 12,000,000 common shares, in the aggregate, are available for issuance under the DRSPP.

-SEDA

On January 13, 2010, we entered into a standby equity distribution agreement, or the SEDA, with YA Global Master SPV Ltd., or YA Global, which is managed by Yorkville Advisors, LLC, whereby YA Global agreed to purchase up to $50.0 million, or the commitment amount, worth of newly issued RAIT common shares upon notices given by us, subject to the terms and conditions of the SEDA. The SEDA terminates automatically on the earlier of January 13, 2012 or the date YA Global has purchased $50.0 million worth of common shares under the SEDA. The number of common shares issued or issuable pursuant to the SEDA, in the aggregate, cannot exceed 12.5 million common shares. As of March 31, 2010, no shares have been issued pursuant to this arrangement.

Off-Balance Sheet Arrangements and Commitments

Not applicable.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a discussion of our critical accounting policies. On January 1, 2010 we adopted several new accounting pronouncements and revised our accounting policies as described below. See Note 2 in our unaudited consolidated financial statements as of March 31, 2010, as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

Recent Accounting Pronouncements

On January 1, 2010, we adopted accounting standards classified under FASB ASC Topic 860, “Transfers and Servicing”, and accounting standards classified under FASB ASC Topic 810, “Consolidation”. The accounting standard classified under FASB Topic 860 eliminates the concept of a QSPE, changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets. The accounting standard classified under FASB Topic 810 changes the determination of when a VIE should be consolidated. Under this standard, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. The adoption of these standards did not have a material effect on our consolidated financial statements.

On January 1, 2010, we adopted Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This accounting standard requires new disclosures for significant transfers in and out of Level 1 and 2 fair value measurements and describes the reasons for the transfer. This accounting standard also updates existing disclosures by providing fair value measurement disclosures for each class of assets and liabilities and provides disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. For Level 3 fair value measurements new disclosures will require entities to present information separately for purchases, sales, issuances, and settlements; however, these disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material effect on our consolidated financial statements and management is currently evaluating the impact the new Level 3 fair value measurement disclosures may have on our consolidated financial statements.

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

There have been no material changes in Quantitative and Qualitative disclosures during the three-months ended March 31, 2010 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2009. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Riverside National Bank of Florida Litigation

RAIT subsidiary Taberna Capital Management, LLC is named as one of fifteen defendants in a lawsuit filed by Riverside National Bank of Florida, or Riverside, on November 13, 2009 in the Supreme Court of the State of New York, County of New York. (A substantially similar action was filed by Riverside on August 6, 2009 in the Supreme Court of the State of New York, County of Kings, and subsequently discontinued without prejudice and refiled in New York County.) The action, titled Riverside National Bank of Florida v. The McGraw-Hill Companies, Inc., Moody’s Investors Service, Inc., Fitch, Inc., Taberna Capital Management, LLC, Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management LLC, FTN Financial Capital Markets, Keefe Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., JPMorgan Chase & Co., J.P. Morgan Securities Inc., Citigroup Global Markets, Credits Suisse Securities (USA) LLC, ABN Amro, Inc., Cohen & Company, and SunTrust Robinson Humphrey, Inc., asserts claims in connection with Riverside’s purchase of certain CDO securities, including securities from the

Taberna Preferred Funding II, IV, and V CDOs. Riverside alleges that offering materials issued in connection with the CDOs it purchased did not adequately disclose the process by which the rating agencies rated each of the securities. Riverside also alleges, among other things, that the offering materials should have disclosed an alleged conflict of interest of the rating agencies as well as the role that the rating agencies played in structuring each CDO. Riverside seeks damages in excess of $132 million, rescission of its purchases of the securities at issue, an accounting of certain amounts received by the defendants together with the imposition of a constructive trust, and punitive damages of an unspecified amount. On December 11, 2009, the defendants moved to dismiss all of Riverside’s claims. Riverside filed oppositions to the defendants’ motions on February 19, 2010, voluntarily dismissing its contract causes of action and opposing the remainder of defendants’ motions to dismiss. No date for oral argument of the motions has been set. On April 16, 2010, the Office of the Comptroller of the Currency closed Riverside and named the Federal Deposit Insurance Corporation as receiver and thus as successor-in-interest to Riverside as plaintiff in this action. In a Purchase and Assumption Agreement dated April 16, 2010, TD Bank, National Association, acquired the banking operations of Riverside from the FDIC, but appears not to have acquired Riverside’s litigation claims. On May 4, 2010, Riverside moved to substitute the FDIC as plaintiff and to stay this action for 90 days. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/2010 to 01/31/2010	—		—		—		—
02/01/2010 to 02/28/2010	—		—		—		—
03/01/2010 to 03/31/2010	152,800	(1)	$1.5495	(2)	152,800	(1)	—
Total	152,800	(1)	$1.5495	(2)	152,800	(1)(3)	(1	)(3)

(1)	On January 26, 2010, the compensation committee of the board of trustees of RAIT approved a cash payment to its eight non-management trustees intended to constitute a portion of their respective 2010 annual non-management trustee compensation. RAIT’s non-management trustees were Edward S. Brown, Daniel G. Cohen, Frank A. Farnesi, S. Kristin Kim, Arthur Makadon, Daniel Promislo, John F. Quigley III and Murray Stempel, III. The cash payment was subject to terms and conditions set forth in a letter agreement between each of the non-management trustees and RAIT. The terms and conditions included a requirement that each trustee use a portion of the cash payment to purchase RAIT’s common shares of beneficial interest, or common shares, in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 under the Exchange Act. The aggregate amount required to be used by all of the non-management trustees to purchase common shares was $240,000. RAIT filed a current report on Form 8-K with the SEC disclosing these letter agreements on January 29, 2010. This entire amount was used by the trustees to make purchases in open-market transactions of common shares on March 3, 2010, which we refer to as the trustee purchases, and no further purchases are required. With respect to these purchases, the trustees may be deemed to be affiliated purchasers and so the trustee purchases are reported in this table. While the compensation committee reserves the right to require purchases of RAIT’s equity securities as a condition of receiving cash payments as compensation in the future, no such payments are currently outstanding.
(2)	The price reported is the weighted average price of the trustee purchases. These shares were purchased in multiple transactions at prices ranging from $1.50 to $1.60, inclusive.
(3)	On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75.0 million of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions. We have not repurchased any common shares under this plan as of March 31, 2010. This share purchase plan was first disclosed in our quarterly report on Form 10-Q for the period ended June 30, 2007 filed with the SEC on August 8, 2007 and does not have an expiration date.

Item 6.	Exhibits

(a)	Exhibits

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

RAIT FINANCIAL TRUST (Registrant)

Date: May 7, 2010	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chief Executive Officer and President
(On behalf of the registrant and as its Principal Executive Officer)

Date: May 7, 2010	By:	/s/ Jack E. Salmon
Jack E. Salmon, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer)

Date: May 7, 2010	By:	/s/ James J. Sebra
James J. Sebra, Senior Vice President-Finance and Chief Accounting Officer
(On behalf of the registrant and as its Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (6)

3.1.6	Certificate of Correction to the Series A Articles Supplementary. (6)

3.1.7	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

3.1.8	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.2	By-laws. (9)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (5)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust, as issuer, or RAIT, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (11)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (11)

10.1	Standby Equity Distribution Agreement dated as of January 13,2010 by and between YA Global Master SPV Ltd. and RAIT. (12)

10.2	RAIT Financial Trust 2008 Incentive Award Plan Form of Unit Award to Cover Grants to Compensation Committee Officers adopted January 26, 2010. (13)

10.3	Form of Letter Agreement between RAIT and each of its Non-Management Trustees dated as of January 26, 2010. (13)

10.4	Exchange Agreement dated as of March 25, 2010 between RAIT and United Equities Commodities Company. (14)

10.5	10.0% Senior Secured Convertible Note due 2014 dated as of March 25, 2010 issued by RAIT, as payor, to United Equities Commodities Company, as payee. (14)

15.1	Awareness Letter from Independent Accountants.

31.1	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).

(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 13, 2010 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 29, 2010 (File No. 1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 25, 2010 (File No. 1-14760).