Form 10-Q
period 2010-06-30
RAIT Financial Trust
filed 2010-08-09
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2010 of $1.87, was approximately $156,000,000.

A total of 89,356,481 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding as of August 6, 2010.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of June 30, 2010	As of December 31, 2009
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,388,312	$1,467,566
Allowance for losses	(78,672)	(86,609)

Total investments in mortgages and loans	1,309,640	1,380,957
Investments in real estate	803,548	738,235
Investments in securities and security-related receivables, at fair value	681,815	694,897
Cash and cash equivalents	28,944	25,034
Restricted cash	155,027	156,167
Accrued interest receivable	34,884	37,625
Other assets	25,323	28,105
Deferred financing costs, net of accumulated amortization of $8,041 and $7,290, respectively	21,108	23,778
Intangible assets, net of accumulated amortization of $1,479 and $82,929, respectively	3,487	10,178

Total assets	$3,063,776	$3,094,976

Liabilities and Equity
Indebtedness (including $165,607 and $234,433 at fair value, respectively)	$1,943,539	$2,077,123
Accrued interest payable	19,326	17,432
Accounts payable and accrued expenses	17,193	21,889
Derivative liabilities	236,780	186,986
Deferred taxes, borrowers’ escrows and other liabilities	22,984	21,625

Total liabilities	2,239,822	2,325,055
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	16
Common shares, $0.01 par value per share, 200,000,000 shares authorized, 85,317,328 and 74,420,598 issued and outstanding, including 14,159 unvested restricted share awards at December 31, 2009	853	744
Additional paid in capital	1,655,835	1,630,428
Accumulated other comprehensive income (loss)	(143,418)	(118,973)
Retained earnings (deficit)	(691,661)	(745,262)

Total shareholders’ equity	821,676	767,004
Noncontrolling interests	2,278	2,917

Total equity	823,954	769,921

Total liabilities and equity	$3,063,776	$3,094,976

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2010	2009	2010	2009
Revenue:
Investment interest income	$39,173	$130,388	$80,503	$281,481
Investment interest expense	(23,233)	(91,860)	(46,788)	(194,880)

Net interest margin	15,940	38,528	33,715	86,601
Rental income	20,254	13,595	38,754	23,884
Fee and other income	3,512	8,679	12,351	11,499

Total revenue	39,706	60,802	84,820	121,984
Expenses:
Real estate operating expense	16,337	11,129	30,450	20,873
Compensation expense	6,886	6,022	14,938	11,660
General and administrative expense	5,367	5,272	10,257	9,529
Provision for losses	7,644	66,096	24,994	185,600
Asset impairments	—	46,015	—	46,015
Depreciation expense	7,450	5,598	13,898	9,639
Amortization of intangible assets	168	352	523	667

Total expenses	43,852	140,484	95,060	283,983

Income (loss) before other income (expense), taxes and discontinued operations	(4,146)	(79,682)	(10,240)	(161,999)
Interest and other income (expense)	227	1,686	318	2,287
Gains (losses) on sale of assets	7,692	(313,758)	11,616	(313,758)
Gains on extinguishment of debt	17,202	12,349	37,012	47,556
Change in fair value of financial instruments	4,446	91,357	20,883	(8,448)
Unrealized gains (losses) on interest rate hedges	51	(244)	38	(486)
Equity in income (loss) of equity method investments	—	(1)	4	(8)

Income (loss) before taxes and discontinued operations	25,472	(288,293)	59,631	(434,856)
Income tax benefit (provision)	(96)	(693)	(143)	(657)

Income (loss) from continuing operations	25,376	(288,986)	59,488	(435,513)
Income (loss) from discontinued operations	—	(275)	341	(2,162)

Net income (loss)	25,376	(289,261)	59,829	(437,675)
(Income) loss allocated to preferred shares	(3,415)	(3,415)	(6,821)	(6,821)
(Income) loss allocated to noncontrolling interests	358	4,809	593	12,397

Net income (loss) allocable to common shares	$22,319	$(287,867)	$53,601	$(432,099)

Earnings (loss) per share—Basic:
Continuing operations	$0.28	$(4.43)	$0.69	$(6.62)
Discontinued operations	—	—	—	(0.03)

Total earnings (loss) per share—Basic	$0.28	$(4.43)	$0.69	$(6.65)

Weighted-average shares outstanding—Basic	80,340,703	64,995,483	77,661,419	64,972,363

Earnings (loss) per share—Diluted:
Continuing operations	$0.27	$(4.43)	$0.68	$(6.62)
Discontinued operations	—	—	—	(0.03)

Total earnings (loss) per share—Diluted	$0.27	$(4.43)	$0.68	$(6.65)

Weighted-average shares outstanding—Diluted	82,260,906	64,995,483	78,784,783	64,972,363

Distributions declared per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2010	2009	2010	2009
Net income (loss)	$25,376	$(289,261)	$59,829	$(437,675)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(17,315)	35,359	(22,163)	43,604
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income (loss)	(51)	244	(38)	486
Realized (gains) losses on interest rate hedges reclassified to earnings	1,388	689	2,731	3,044
Change in fair value of available-for-sale securities	(841)	205	(4,975)	(13,580)
Realized (gains) losses on available-for-sale securities reclassified to earnings	—	44,275	—	44,275
Realized (gains) losses on sales of assets of VIEs	—	28,196	—	28,196

Total other comprehensive income (loss)	(16,819)	108,968	(24,445)	106,025

Comprehensive income (loss) before allocation to noncontrolling interests	8,557	(180,293)	35,384	(331,650)
Allocation to noncontrolling interests	—	—	—	(677)

Comprehensive income (loss)	$8,557	$(180,293)	$35,384	$(332,327)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six-Month Periods Ended June 30
	2010	2009
Operating activities:
Net income (loss)	$59,829	$(437,675)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	24,994	185,600
Share-based compensation expense	2,292	2,139
Depreciation and amortization	14,421	10,451
Amortization of deferred financing costs and debt discounts	1,191	8,139
Accretion of discounts on investments	(2,732)	(3,377)
(Gains) losses on sales of assets	(11,882)	315,810
Gains on extinguishment of debt	(37,012)	(47,556)
Change in fair value of financial instruments	(20,883)	8,448
Unrealized (gains) losses on interest rate hedges	(38)	486
Equity in (income) loss of equity method investments	(4)	8
Asset impairments	—	46,015
Unrealized foreign currency (gains) losses on investments	(189)	(438)
Changes in assets and liabilities:
Accrued interest receivable	1,554	6,533
Other assets	1,947	(1,365)
Accrued interest payable	(20,363)	6,956
Accounts payable and accrued expenses	(4,645)	(3,382)
Deferred taxes, borrowers’ escrows and other liabilities	(5,641)	(49,783)

Cash flow from operating activities	2,839	47,009
Investing activities:
Purchase and origination of securities for investment	—	(1,332)
Proceeds from sales of other securities	14,626	—
Purchase and origination of loans for investment	(17,574)	(22,031)
Principal repayments on loans	22,465	259,306
Investment in Jupiter Communities	—	(1,300)
Investments in real estate	(9,161)	(4,054)
Proceeds from dispositions of real estate	5,124	—
Proceeds from sale of collateral management rights	14,106	—
(Increase) decrease in restricted cash	4,438	11,954

Cash flow from investing activities	34,024	242,543
Financing activities:
Proceeds from issuance of convertible senior debt and other indebtedness	—	1,177
Repayments on secured credit facilities, repurchase agreements and other indebtedness	(11,599)	(13,992)
Repayments on residential mortgage-backed securities	—	(223,335)
Proceeds from issuance of CDO notes payable	—	50
Repayments and repurchase of CDO notes payable	(8,172)	(31,776)
Repayments and repurchase of convertible senior notes	(10,512)	(1,446)
Acquisition of noncontrolling interests in CDOs	(46)	—
Payments for deferred costs	(187)	(95)
Common share issuance, net of costs incurred	4,384	73
Distributions paid to preferred shares	(6,821)	(6,821)

Cash flow from financing activities	(32,953)	(276,165)

Net change in cash and cash equivalents	3,910	13,387
Cash and cash equivalents at the beginning of the period	25,034	27,463

Cash and cash equivalents at the end of the period	$28,944	$40,850

Supplemental cash flow information:
Cash paid for interest	$23,084	$196,520
Cash paid (refunds received) for taxes	(1,781)	—
Non-cash decrease in trust preferred obligations	—	(223,334)
Non-cash increase in investments in real estate from the conversion of loans	52,687	258,545
Non-cash decrease in convertible senior notes from extinguishment of debt	(24,530)	—

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2010

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

Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidation”, the determination of whether to consolidate a VIE is based on an evaluation as who has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We define the power to direct the activities that most significantly impact the VIE’s economic performance as the ability to buy, sell, refinance, or recapitalize assets or entities, and solely control other material operating events or items of the respective entity. For our commercial mortgages, mezzanine loans, and preferred equity investments, certain rights we hold are protective in nature and would preclude us from having the power to direct the activities that most significantly impact the VIE’s economic performance. Assuming both criteria above are met, we would be considered the primary beneficiary and would consolidate the VIE. We will continually assess our involvement with VIEs and consolidated the VIEs when we are the primary beneficiary. See Note 9 for additional disclosures pertaining to VIEs.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

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

We account for our investments in securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, and designate each investment security as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). We classify certain available-for-sale securities as trading securities when we elect to record them under the fair value option in accordance with FASB ASC Topic 825, “Financial Instruments.” See “i. Fair Value of Financial Instruments.” Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

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

As of June 30, 2010

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

2)	Rental income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multi-family real estate properties, rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, rental income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, (c) providing property management services to third parties, and (d) providing fixed income trading and advisory services to our customers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from CDOs while such CDOs are consolidated.

During the three-month periods ended June 30, 2010 and 2009, we received $1,432 and $3,900, respectively, of earned asset management fees. Of these fees, we eliminated $967 and $2,021, respectively, of management fee income upon consolidation of VIEs.

During the six-month periods ended June 30, 2010 and 2009, we received $5,104 and $8,877, respectively, of earned asset management fees. Of these fees, we eliminated $1,983 and $4,877, respectively, of management fee income upon consolidation of VIEs.

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

As of June 30, 2010

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

As of June 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

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

Certain TRS entities are currently subject to ongoing tax examinations in various jurisdictions. The IRS is currently examining Taberna Capital Management LLC’s, or TCM’s, federal income tax returns for the 2006 through 2008 tax years. TCM engaged the services of Taberna Capital (Bermuda), Ltd., or TCB, from June 2006 through June 2008 and RAIT Capital Ireland Ltd., or RCI, from July 2008 through the present, to provide various sub-advisory services in connection with TCM’s management of various CDOs. Pursuant to transfer pricing studies prepared by an international accounting firm, TCM deducted the costs paid to TCB and RCI for their services from its income for federal income tax purposes. The IRS has challenged the transfer pricing methodology applied by TCM for 2006 and 2007 and has issued a Notice of Proposed Adjustment, or NOPA, for the 2006 and 2007 tax years. The NOPA proposes to reduce the deductions by $7,057 and $14,988 for the 2006 and 2007 tax years. With respect to the 2008 tax year that has recently been included by the IRS in its examination, TCM deducted $18,971 under this transfer pricing methodology. During the three-month period ended June 30, 2010, management obtained and provided to the IRS a second transfer pricing study prepared by an independent, international public accounting firm for the period 2006 and 2007 that supports its deductions and responded to the IRS NOPA refuting the proposed adjustments. Management believes it has complied with the requirements outlined in the Internal Revenue Code and believes that its tax filing position will be sustained based on its merits. Accordingly, no reserve has been established.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2010

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

On January 1, 2010, we adopted Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This accounting standard requires new disclosures for significant transfers in and out of Level 1 and 2 fair value measurements and requires a description of the reasons for the transfer. This accounting standard also updates existing disclosures by providing fair value measurement disclosures for each class of assets and liabilities and provides disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. For Level 3 fair value measurements, new disclosures will require entities to present information separately for purchases, sales, issuances, and settlements; however, these disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material effect on our consolidated financial statements and management is currently evaluating the impact the new Level 3 fair value measurement disclosures may have on our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This accounting standard update is to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Existing disclosure guidance is amended to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses and to disclose credit quality indicators, past due information, and modifications of its financing receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Management is currently evaluating the impact that this accounting standard update may have on our consolidated financial statements.

NOTE 3: INVESTMENTS IN LOANS

Our investments in mortgages and loans are accounted for at amortized cost.

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of June 30, 2010:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$757,124	$(1,852)	$755,272	48	6.8%	Aug. 2010 to Dec. 2020
Mezzanine loans	434,239	(6,505)	427,734	119	9.2%	Aug. 2010 to Nov. 2038
Preferred equity interests	97,103	(1,225)	95,878	24	10.6%	Nov. 2011 to Sept. 2021

Total CRE Loans	1,288,466	(9,582)	1,278,884	191	7.9%
Other loans	111,518	(1,550)	109,968	7	5.0%	Aug. 2010 to Oct. 2016

Total	1,399,984	(11,132)	1,388,852	198	7.7%

Deferred fees	(540)	—	(540)

Total investments in loans	$1,399,444	$(11,132)	$1,388,312

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

During the six-month periods ended June 30, 2010 and 2009, we completed the conversion of five and 18 commercial real estate loans with a carrying value of $64,048 and $270,266 to owned properties. During the six-month periods ended June 30, 2010 and 2009, we charged off $11,361 and $79,763, respectively, related to the conversion of commercial real estate loans to owned properties. See Note 5.

The following table summarizes the delinquency statistics of our investments in loans as of June 30, 2010 and December 31, 2009:

Delinquency Status	As of June 30, 2010	As of December 31, 2009
30 to 59 days	$11,493	$20,760
60 to 89 days	49,341	82,685
90 days or more	88,013	44,310
In foreclosure or bankruptcy proceedings	35,560	47,625

Total	$184,407	$195,380

As of June 30, 2010 and December 31, 2009, approximately $131,377 and $171,372, respectively, of our commercial mortgages and mezzanine loans were on non-accrual status and had a weighted-average interest rate of 8.5% and 9.7%, respectively. As of June 30, 2010, approximately $31,530 of other loans were on non-accrual status and had a weighted-average interest rate of 7.2%. There were no other loans on non-accrual status as of December 31, 2009.

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for the three-month periods ended June 30, 2010 and 2009:

	For the Three-Month Period Ended June 30, 2010			For the Three-Month Period Ended June 30, 2009
	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage-Related Receivables	Total	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage-Related Receivables	Total
Beginning balance	$76,823	$—	$76,823	$126,229	$99,823	$226,052
Provision	7,644	—	7,644	27,548	38,548	66,096
Deductions for net charge-offs	(5,795)	—	(5,795)	(44,935)	(9,581)	(54,516)

Ending balance	$78,672	$—	$78,672	$108,842	$128,790	$237,632

The following table provides a roll-forward of our allowance for losses for the six-month periods ended June 30, 2010 and 2009:

	For the Six-Month Period Ended June 30, 2010			For the Six-Month Period Ended June 30, 2009
	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage-Related Receivables	Total	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage-Related Receivables	Total
Beginning balance	$86,609	$—	$86,609	$117,737	$54,236	$171,973
Provision	24,994	—	24,994	89,113	96,487	185,600
Deductions for net charge-offs	(32,931)	—	(32,931)	(98,008)	(21,933)	(119,941)

Ending balance	$78,672	$—	$78,672	$108,842	$128,790	$237,632

As of June 30, 2010 and December 31, 2009, we identified 24 and 31 commercial mortgages, mezzanine loans and other loans with unpaid principal balances of $179,889 and $189,961 as impaired. As of June 30, 2010 and December 31, 2009, we had allowance for losses of $78,672 and $86,609 associated with our commercial mortgages, mezzanine loans and other loans.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

The average unpaid principal balance of total impaired loans was $184,925 and $191,363 during the three-month periods ended June 30, 2010 and 2009 and $180,654 and $182,095 during the six-month periods ended June 30, 2010 and 2009. We recorded interest income from impaired loans of $1,178 and $290 for the three-month periods ended June 30, 2010 and 2009 and $2,492 and $1,741 for the six-month periods ended June 30, 2010 and 2009.

Subsequent to June 30, 2010, we completed the conversion of two commercial real estate loans with a carrying value of $44,549 to real estate owned properties. We are completing the process of estimating the fair value of the assets acquired.

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of June 30, 2010:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS	$689,070	$(247,616)	$441,454	5.0%	24.3
Other securities	10,000	(9,900)	100	4.8%	42.4

Total trading securities	699,070	(257,516)	441,554	5.0%	24.5
Available-for-sale securities	3,600	(3,510)	90	2.4%	32.4
Security-related receivables
TruPS receivables	111,092	(26,950)	84,142	6.9%	12.4
Unsecured REIT note receivables	61,000	(449)	60,551	6.6%	7.7
CMBS receivables (2)	158,868	(90,460)	68,408	6.0%	34.0
Other securities	105,903	(78,833)	27,070	2.8%	31.4

Total security-related receivables	436,863	(196,692)	240,171	5.5%	24.2

Total investments in securities	$1,139,533	$(457,718)	$681,815	5.2%	24.5

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $26,662 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $39,368 that are rated “BBB+” and “B-” by Standard & Poor’s, and securities with a fair value totaling $2,378 that are rated “CCC” by Standard & Poor’s.

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

The following table summarizes the non-accrual status of our investments in securities:

	As of June 30, 2010			As of December 31, 2009
	Principal / Par Amount on Non-accrual	Weighted Average Coupon	Fair Value	Principal / Par Amount on Non-accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$183,682	3.4%	$53,021	$108,125	4.9%	$26,400
Other Securities	40,754	2.7%	874	24,500	3.1%	370
CMBS receivables	4,204	5.7%	19	—	—	—

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of June 30, 2010 and December 31, 2009, investment in securities of $807,156 and $888,681, respectively, in principal amount of TruPS and subordinated debentures, and $219,868 and $230,768, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 5: INVESTMENTS IN REAL ESTATE

As of June 30, 2010, we maintained investments in 44 real estate properties and three parcels of land. As of December 31, 2009, we maintained investments in 36 real estate properties and three parcels of land.

The table below summarizes our investments in real estate as of June 30, 2010:

	Book Value	Number of Properties	Average Occupancy
Multi-family real estate properties	$545,840	32	83.5%
Office real estate properties	228,658	10	55.5%
Retail real estate property	37,774	2	58.7%
Parcels of land	22,208	3	—

Subtotal	834,480	47	74.4%
Plus: Escrows and reserves	5,539
Less: Accumulated depreciation and amortization	(36,471)

Investments in real estate	$803,548

During the six-month period ended June 30, 2010, we converted five loans, comprised of six multi-family properties and one office property, to owned real estate. Upon conversion, we recorded the seven properties at fair value of $52,687. We previously held bridge or mezzanine loans with respect to these real estate properties.

As of January 1, 2010, we adopted an accounting standard which changed the determination of the consolidation of VIEs. Accordingly, we consolidated two office properties as of January 1, 2010 as we were determined to be the primary beneficiary of the VIEs. The fair value of the properties consolidated, net of their related liabilities at fair value, was $5,005 as of January 1, 2010.

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the nine properties during the six-month period ended June 30, 2010, on the respective date of each conversion, for the real estate accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$74,590
Cash and cash equivalents	440
Restricted cash	1,408
Other assets	3,908

Total assets acquired	80,346
Liabilities assumed:
Loans payable on real estate	(16,714)
Accounts payable and accrued expenses	(3,158)
Other liabilities	(1,592)

Total liabilities assumed	(21,464)

Estimated fair value of net assets acquired	$58,882

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective conversion date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans	$66,197
Other considerations	(7,315)

Total fair value of consideration transferred	$58,882

During the six-month period ended June 30, 2010, these investments contributed revenue of $3,568 and a net loss allocable to common shares of $777. During the six-month period ended June 30, 2010, we did not incur any third-party acquisition-related costs.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

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

Description	For the Six-Month Period Ended June 30, 2010	For the Six-Month Period Ended June 30, 2009
Total revenue, as reported	$84,820	$121,984
Pro forma revenue	85,776	125,328
Net income (loss) allocable to common shares, as reported	53,601	(432,099)
Pro forma net income (loss) allocable to common shares	53,403	(431,496)

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

As of June 30, 2010, our investments in real estate of $803,548 is financed through $95,915 of mortgages held by third parties and $673,376 of mortgages held by our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of June 30, 2010:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
Convertible senior notes (1)	$171,863	$171,632	6.9%	Apr. 2027
Secured credit facilities	41,036	41,036	4.7%	Feb. 2011 to Dec. 2011
Senior secured notes	63,950	63,950	11.7%	Apr. 2014
Loans payable on real estate	22,513	22,513	4.9%	Apr. 2012 to Sept. 2012
Junior subordinated notes, at fair value (2)	38,052	17,003	9.2%	Dec. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	362,514	341,234	7.6%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (3)(4)	1,380,250	1,380,250	0.8%	2045 to 2046
CDO notes payable, at fair value (2)(3)(5)	1,178,663	148,604	1.0%	2037 to 2038
Loans payable on real estate	73,451	73,451	5.7%	Aug. 2010 to Aug. 2016

Total non-recourse indebtedness	2,632,364	1,602,305	1.0%

Total indebtedness	$2,994,878	$1,943,539	1.8%

(1)	Our convertible senior notes are redeemable, at the option of the holder, in April 2012, April 2017, and April 2022.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(4)	Collateralized by $1,788,988 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(5)	Collateralized by $1,383,033 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of June 30, 2010 was $906,101. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by RAIT or RAIT Partnership. As indicated in the table above, our consolidated financial statements include recourse indebtedness of $341,234 as of June 30, 2010. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs and other securitization vehicles) and loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the six-month period ended June 30, 2010 is as follows:

Recourse Indebtedness

Convertible senior notes. During the six-month period ended June 30, 2010, we repurchased $74,500 in aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, or the convertible senior notes, for a total consideration of $49,970. The purchase price consisted of $10,180 in cash, the issuance of 8,190,000 common shares, and the issuance of a $22,000 10.0% Senior Secured Convertible Note due April 2014, or the senior secured convertible note. See “Senior Secured Convertible Note” below. As a result of these transactions, we recorded gains on extinguishment of debt of $22,289, net of deferred financing costs and unamortized discounts that were written off.

On July 19, 2010, we repurchased $10,000 in aggregate principal amount of our convertible senior notes for a total consideration consisting of the issuance of 3,325,000 common shares and a cash payment of $500. We recorded a gain on the extinguishment of debt of $2,082, net of deferred financing costs and unamortized discounts that were written off.

Secured credit facilities. As of June 30, 2010, we have borrowed an aggregate amount of $41,036 under three secured credit facilities, each with a different bank. All of our secured credit facilities are secured by designated commercial mortgages and mezzanine loans. As of June 30, 2010, the first secured credit facility had an unpaid principal balance of $20,876 which is payable in December 2011 under the current terms of this facility. As of June 30, 2010, the second secured credit facility had an unpaid principal balance of $16,160 which is payable in October 2011 under the current terms of this facility. As of June 30, 2010, the third secured credit facility had an unpaid principal balance of $4,000. We are amortizing this balance with monthly principal repayments of $500 which will result in the full repayment of this credit facility by February 2011.

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

The senior secured convertible note bears interest at a rate of 10.0% per year. Interest accrues from March 25, 2010 and will be payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning July 15, 2010. The senior secured convertible note matures on April 20, 2014 unless previously prepaid in accordance with its terms prior to such date. The senior secured convertible note is fully and unconditionally guaranteed by two wholly-owned subsidiaries of RAIT, or the guarantors: RAIT Asset Holdings III Member, LLC, or RAHM3, and RAIT Asset Holdings III, LLC, or RAH3. RAHM3 is the sole member of RAH3 and has pledged the equity of RAH3 to secure its guarantee. RAH3’s assets consist of certain CDO notes payable issued by RAIT’s consolidated securitization, RAIT Preferred Funding II, LTD.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their interest coverage and overcollateralization triggers, or OC Triggers, tests as of June 30, 2010.

During the six-month period ended June 30, 2010, we repurchased, from the market, a total of $16,500 in aggregate principal amount of CDO notes payable issued by RAIT II. The aggregate purchase price was $1,790 and we recorded a gain on extinguishment of debt of $14,725.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC Trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC Trigger test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC Trigger test failures are due to defaulted collateral assets and credit risk securities. During the six-month period ended June 30, 2010, $6,398 of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of June 30, 2010, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010		As of December 31, 2009
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$1,760,127	$(236,780)	$1,826,167	$(186,986)
Interest rate caps	36,000	1,338	36,000	1,335

Net fair value	$1,796,127	$(235,442)	$1,862,167	$(185,651)

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the effect on income by derivative instrument type for the following periods:

	For the Three-Month Period Ended June 30, 2010		For the Three-Month Period Ended June 30, 2009
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)
Interest rate swaps	$(1,388)	$51	$(689)	$(240)
Currency options	—	—	—	(4)

Total	$(1,388)	$51	$(689)	$(244)

	For the Six-Month Period Ended June 30, 2010		For the Six-Month Period Ended June 30, 2009
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)
Interest rate swaps	$(2,731)	$38	$(3,044)	$(465)
Currency options	—	—	—	(21)

Total	$(2,731)	$38	$(3,044)	$(486)

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. As of June 30, 2010, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $970,276 and a liability with a fair value of $132,982. See Note 8: “Fair Value of Financial Instruments” for the changes in value of these hedges during the three-month and six-month periods ended June 30, 2010 and 2009. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of June 30, 2010:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,388,312	$1,314,333
Investments in securities and security-related receivables	681,815	681,815
Cash and cash equivalents	28,944	28,944
Restricted cash	155,027	155,027
Derivative assets	1,338	1,338
Liabilities
Recourse indebtedness:
Convertible senior notes	171,632	115,139
Secured credit facilities	41,036	41,036
Senior secured notes	63,950	63,950
Junior subordinated notes, at fair value	17,003	17,003
Junior subordinated notes, at amortized cost	25,100	11,185
Loans payable on real estate	22,513	22,513
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,380,250	671,090
CDO notes payable, at fair value	148,604	148,604
Loans payable on real estate	73,451	73,451
Derivative liabilities	236,780	236,780

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of June 30, 2010
Trading securities
TruPS	$—	$—	$441,454	$441,454
Other securities	—	100	—	100
Available-for-sale securities	—	90	—	90
Security-related receivables
TruPS receivables	—	—	84,142	84,142
Unsecured REIT note receivables	—	60,551	—	60,551
CMBS receivables	—	68,408	—	68,408
Other securities	—	27,070	—	27,070
Derivative assets	—	1,338	—	1,338

Total assets	$—	$157,557	$525,596	$683,153

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of June 30, 2010
Junior subordinated notes, at fair value	$—	$17,003	$—	$17,003
CDO notes payable, at fair value	—	—	148,604	148,604
Derivative liabilities	—	236,780	—	236,780

Total liabilities	$—	$253,783	$148,604	$402,387

(a)	During the six-month period ended June 30, 2010, there were no transfers between Level 1 and Level 2, nor were there any transfers into or out of Level 3.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value for the six-month period ended June 30, 2010:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2009	$471,106	$73,649	$544,755
Change in fair value of financial instruments	181,423	13,319	194,742
Purchases and sales, net	(140,203)	(2,826)	(143,029)
Deconsolidation of VIEs	(70,872)	—	(70,872)

Balance, as of June 30, 2010	$441,454	$84,142	$525,596

Liabilities	Trust Preferred Obligations	CDO Notes Payable, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2009	$70,872	$146,557	$217,429
Change in fair value of financial instruments	—	8,445	8,445
Purchases and sales, net	—	(6,398)	(6,398)
Deconsolidation of VIEs	(70,872)	—	(70,872)

Balance, as of June 30, 2010	$—	$148,604	$148,604

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
Description	2010	2009	2010	2009
Change in fair value of trading securities and security-related receivables	$35,256	$8,651	$82,998	$(182,036)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	5,046	69,005	(8,445)	151,594
Change in fair value of derivatives	(35,856)	13,701	(53,670)	21,994

Change in fair value of financial instruments	$4,446	$91,357	$20,883	$(8,448)

The changes in the fair value for the investment in securities, CDO notes payable and other liabilities for which the fair value option was elected for the three-month and six-month periods ended June 30, 2010 and 2009 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of derivatives for which the fair value option was elected for the three-month and six-month periods ended June 30, 2010 and 2009 was mainly due to changes in interest rates.

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

As of June 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date. As of June 30, 2010, our consolidated VIEs were: Taberna Preferred Funding VIII, Ltd., Taberna Preferred Funding IX, Ltd, RAIT CRE CDO I, Ltd., RAIT Preferred Funding II, Ltd., Willow Grove and Cherry Hill.

	As of June 30, 2010	As of December 31, 2009 (a)
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,985,179	$1,959,118
Allowance for losses	(10,903)	(10,903)

Total investments in mortgages and loans	1,974,276	1,948,215
Investments in real estate	21,444	—
Investments in securities and security-related receivables, at fair value	681,727	694,809
Cash and cash equivalents	175	272
Restricted cash	112,942	117,322
Accrued interest receivable	49,336	38,397
Deferred financing costs, net of accumulated amortization of $7,041 and $5,897, respectively	18,987	20,132

Total assets	$2,858,887	$2,819,147

Liabilities and Equity
Indebtedness (including $148,604 and $217,429 at fair value, respectively)	$1,745,622	$1,794,339
Accrued interest payable	28,093	21,855
Accounts payable and accrued expenses	830	232
Derivative liabilities	236,780	186,986
Deferred taxes, borrowers’ escrows and other liabilities	3,306	3,136

Total liabilities	2,014,631	2,006,548
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(138,213)	(115,004)
RAIT Investment	141,435	167,011
Retained earnings (deficit)	841,034	760,592

Total shareholders’ equity	844,256	812,599

Total liabilities and equity	$2,858,887	$2,819,147

(a)	Includes the assets and liabilities described in the TruPS Investments and Obligations above. Based on the adoption of the accounting standard, these VIEs were deconsolidated as of January 1, 2010 and no longer appear in our consolidated financial statements. Upon deconsolidation, investments in securities and indebtedness both decreased by $70,872 as of January 1, 2010.

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

NOTE 10: EQUITY

Preferred Shares

On January 26, 2010, our board of trustees declared first quarter 2010 cash dividends of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on March 31, 2010 to holders of record on March 1, 2010 and totaled $3,406.

On April 22, 2010, our board of trustees declared second quarter 2010 cash dividends of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on June 30, 2010 to holders of record on June 1, 2010 and totaled $3,415.

On July 27, 2010, our board of trustees declared third quarter 2010 cash dividends of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on September 30, 2010 to holders of record on September 1, 2010.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2010

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

Equity Compensation:

On January 26, 2010, the compensation committee awarded 1,500,000 phantom units, valued at $1,905 using our closing stock price of $1.27 on that date, to our executive officers. Half of these awards vested immediately and the remainder vests in one year. On January 26, 2010, the compensation committee awarded 500,000 phantom units, valued at $635 using our closing stock price of $1.27 on that date, to our non-executive officer employees. These awards generally vest over three-year periods.

During the six-month period ended June 30, 2010, 73,425 phantom unit awards were redeemed for common shares. These phantom units were fully vested at the time of redemption.

Share Issuances:

During the six-month period ended June 30, 2010, we issued 8,190,000 common shares, along with cash and the issuance of a senior secured convertible note, to repurchase $74,500 of our convertible notes. On July 19, 2010, we repurchased $10,000 in aggregate principal amount of our convertible senior notes for a total consideration consisting of the issuance of 3,325,000 common shares and a cash payment of $500. See Note 6-“Indebtedness” above.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we have registered and reserved for issuance, in the aggregate, 18,787,635 common shares. During the six-month period ended June 30, 2010, we issued a total of 1,879,873 common shares pursuant to the DRSPP at a weighted-average price of $2.27 per share and we received $4,275 of net proceeds. As of June 30, 2010, 11,727,667 common shares, in aggregate, remain available for issuance under the DRSPP.

Standby Equity Distribution Agreement (SEDA):

On January 13, 2010, we entered into a standby equity distribution agreement, or the SEDA, with YA Global Master SPV Ltd., or YA Global, which is managed by Yorkville Advisors, LLC, whereby YA Global agreed to purchase up to $50,000, or the commitment amount, worth of newly issued RAIT common shares upon notices given by us, subject to the terms and conditions of the SEDA. The number of common shares issued or issuable pursuant to the SEDA, in the aggregate, cannot exceed 12,500,000 common shares. The SEDA terminates automatically on the earlier of January 13, 2012 or the date YA Global has purchased $50,000 worth of common shares under the SEDA. During the three-month period ended June 30, 2010, 441,966 common shares were issued pursuant to this arrangement at a price of $2.26 and we received $1,000 of proceeds. In July 2010, 711,018 common shares were issued pursuant to this arrangement at a price of $2.11 and we received $1,500 of proceeds. After reflecting the common shares issued in July 2010, 11,347,016 common shares, in the aggregate, remain available for issuance under the SEDA.

Capital on Demand™ Sales Agreement:

On August 6, 2010, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 17,500,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. As of the date of the filing of this quarterly report on Form 10-Q, no common shares have been issued pursuant to the COD sales agreement.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2010 and 2009:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2010	2009	2010	2009
Income (loss) from continuing operations	$25,376	$(288,986)	$59,488	$(435,513)
(Income) loss allocated to preferred shares	(3,415)	(3,415)	(6,821)	(6,821)
(Income) loss allocated to noncontrolling interests	358	4,809	593	12,397

Income (loss) from continuing operations allocable to common shares	22,319	(287,592)	53,260	(429,937)
Income (loss) from discontinued operations	—	(275)	341	(2,162)

Net income (loss) allocable to common shares	$22,319	$(287,867)	$53,601	$(432,099)

Weighted-average shares outstanding—Basic	80,340,703	64,995,483	77,661,419	64,972,363
Dilutive securities under the treasury stock method	1,920,203	—	1,123,364	—

Weighted-average shares outstanding—Diluted	82,260,906	64,995,483	78,784,783	64,972,363

Earnings (loss) per share—Basic:
Continuing operations	$0.28	$(4.43)	$0.69	$(6.62)
Discontinued operations	—	—	—	(0.03)

Total earnings (loss) per share—Basic	$0.28	$(4.43)	$0.69	$(6.65)

Earnings (loss) per share—Diluted:
Continuing operations	$0.27	$(4.43)	$0.68	$(6.62)
Discontinued operations	—	—	—	(0.03)

Total earnings (loss) per share—Diluted	$0.27	$(4.43)	$0.68	$(6.65)

For the three-month and six-month periods ended June 30, 2009, securities convertible into 16,890,315 and 16,276,428 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three-month and six-month periods ended June 30, 2010, securities convertible into 6,693,341 common shares were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

NOTE 12: RELATED PARTY TRANSACTIONS

In the ordinary course of our business operations, we have ongoing relationships and have engaged in transactions with several related entities described below. All of these relationships and transactions were approved or ratified by our audit committee as being on terms comparable to those available on an arm’s-length basis from an unaffiliated third party or otherwise not creating a conflict of interest.

Our Chairman, Betsy Z. Cohen, is the Chief Executive Officer and a director of The Bancorp, Inc., or Bancorp, and Chairman of the Board and Chief Executive Officer of its wholly-owned subsidiary, The Bancorp Bank, a commercial bank. Mrs. Cohen’s son, Daniel G. Cohen, was our chief executive officer from the date of the Taberna acquisition until his resignation from that position on February 22, 2009. Mr. Cohen was a trustee of RAIT from the date of the Taberna acquisition until his resignation from that position on February 26, 2010. Mr. Cohen is the Chairman of the Board of Bancorp and Vice-Chairman of the Board of Bancorp Bank. Each transaction with Bancorp is described below:

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of June 30, 2010 and December 31, 2009, we had $854 and $410, respectively, of cash and cash equivalents and $927 and $1,601, respectively, of restricted cash on deposit at Bancorp. During the three-month and six-month periods ended June 30, 2009, we received $4 and $11 of interest income from Bancorp. We did not receive any interest income from the Bancorp during the three-month and six-month periods ended June 30, 2010. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp at an annual rental expense based upon the amount of square footage occupied. We have signed a sublease agreement with a third party for the remaining term of our sublease. Rent paid to Bancorp was $79 and $84 for the three-month periods ended June 30, 2010 and 2009, respectively, and $147 and $168 for the six-month periods ended June 30, 2010 and 2009. Rent received for our sublease was $41 and $82 for the three-month and six-month periods ended June 30, 2010, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

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

a). Office Leases—We maintain sub-lease agreements for shared office space and facilities with Cohen & Company. Rent expense during the three-month periods ended June 30, 2010 and 2009, relating to these leases was $13 and for the six-month periods ended June 30, 2010 and 2009 was $25. Rent expense has been included in general and administrative expense in the accompanying consolidated statements of operations. Future minimum lease payments due over the remaining term of the lease are $283.

b). Common Shares— As of December 31, 2009, Cohen & Company and its affiliate entities owned 510,434 of our common shares. During the period ended June 30, 2010, Cohen & Company and its affiliates sold these shares and do not own any of our common shares as June 30, 2010.

c). Brokerage Services—During 2010, Cohen & Company sold $7,000 in aggregate principal amount of debt securities to an unrelated third party using the broker-dealer services of RAIT Securities, LLC, for which we earned $38 in principal transaction income.

d). Star Asia—Star Asia is an affiliate of Cohen & Company. During 2010, Star Asia purchased $2,315 in aggregate principal of debt securities from an unrelated third party using the broker-dealer services of RAIT Securities, LLC, for which we did not earn any principal transaction income. In March 2009, Star Asia issued debt securities to a third party, upon which a subsequent exchange offer was entered into with Taberna Preferred Funding III, Ltd., or Taberna III, for $22,425 and Taberna Preferred Funding IV, Ltd., or Taberna IV, for $19,434. Taberna Capital Management was the collateral manager for Taberna III and Taberna IV. We received an opinion from an independent third party concluding that the transaction was fair from Taberna III and IV’s financial viewpoint. There were no fees earned by Taberna Capital Management or Star Asia.

e). Kleros Preferred Funding VIII, Ltd.—Kleros Preferred Funding VIII, Ltd., or Kleros VIII, is a securitization managed by Cohen & Company. In June 2007, we purchased approximately $26,400 in par amount of bonds rated A through BBB issued by Kleros VIII, for a purchase price of approximately $23,997. As of June 30, 2010, the bonds have a current fair value of $0 and have been placed on non-accrual status.

Brandywine Construction & Management, Inc., or Brandywine, is an affiliate of Edward E. Cohen, the spouse of Betsy Z. Cohen and father of Daniel G. Cohen. Brandywine provided real estate management services to two properties underlying our investments in real estate. During the three-month periods ended June 30, 2010 and 2009, Brandywine earned management fees of $26 and $20, respectively, and $52 and $46 for the six-month periods ended June 30, 2010 and 2009. We believe that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties.

NOTE 13: ASSET DISPOSITIONS

On April 22, 2010 RAIT sold or delegated its collateral management rights and responsibilities relating to eight Taberna securitizations with approximately $5,858,931 in total assets under management to an affiliate of certain funds managed by an affiliate of Fortress Investment Group LLC for $16,518. These securitizations were not consolidated by RAIT and were comprised of Taberna Preferred Funding II, Ltd. through Taberna Preferred Funding VII, Ltd., Taberna Europe CDO I, P.L.C., and Taberna Europe CDO II, P.L.C. The transaction generated a $7,938 in gain on sale of asset.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

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

Summarized Statement of Operations

The table below summarizes the statement of operations for the four Taberna CDOs and six residential mortgage portfolios sold in June and July 2009, respectively. The information presented below is for the six-month periods ended June 30, 2009 (dollars in thousands).

For the Six Months Ended June 30, 2009
Revenue:
Investment interest income	$168,226
Investment interest expense	(121,935)

Net interest margin	46,291
General and administrative expenses	(830)
Provision for losses	(101,981)

Income before other income (expense)	(56,520)
Losses on sales of assets	(313,808)
Change in fair value of financial instruments	(60,177)

Net income (loss)	(430,505)
(Income) loss allocated to noncontrolling interests	12,053

Net income (loss) allocable to common shares	$(418,452)

NOTE 14: DISCONTINUED OPERATIONS

For the six-month period ended June 30, 2010, income (loss) from discontinued operations relates to one real estate property with total net assets of $4,889 that we have sold after January 1, 2010. For the six-month period ended June 30, 2009, income (loss) from discontinued operations relates to one real estate property with total net assets of $17,257 that we have deconsolidated since January 1, 2009 and one property with total assets of $15,500 that was sold in July 2009.

The following table summarizes revenue and expense information for real estate properties classified as discontinued operations during the respective periods:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2010	2009	2010	2009
Revenue:
Rental income	$—	$—	$105	$806
Expenses:
Real estate operating expense	—	111	30	607
General and administrative expense	—	164	—	164
Depreciation expense	—	—	—	145

Total expenses	—	275	30	916

Income (loss) from discontinued operations	—	(275)	75	(110)
Gain (loss) on sale of assets	—	—	266	(2,052)

Total income (loss) from discontinued operations	$—	$(275)	$341	$(2,162)

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2010

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

On December 11, 2009, the defendants moved to dismiss all of Riverside’s claims. Riverside filed oppositions to the defendants’ motions on February 19, 2010, voluntarily dismissing its contract causes of action and opposing the remainder of defendants’ motions to dismiss. On April 16, 2010, the Office of the Comptroller of the Currency closed Riverside and named the Federal Deposit Insurance Corporation as receiver and thus as successor-in-interest to Riverside as plaintiff in this action. In a Purchase and Assumption Agreement dated April 16, 2010, a bank acquired the banking operations of Riverside from the FDIC, but appears not to have acquired Riverside’s litigation claims. On May 4, 2010, Riverside moved to substitute the FDIC as plaintiff and to stay this action for 90 days. On June 2, 2010, defendants were notified that Riverside’s motion had been granted; the court’s order was filed the following day. On June 3, 2010, pursuant to 28 U.S.C. Sec. 1446 and 12. U.S.C. Sec. 18189(b)(2)(A), defendants removed the action from the Supreme Court of the State of New York, County of New York to the United States District Court for the Southern District of New York. On June 25, 2010, the court directed the parties to refile all papers supporting and opposing defendants’ motions to dismiss, in conformance with the applicable rules of the court. Defendants’ motions to dismiss are due by August 24, 2010. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders of RAIT Financial Trust

We have reviewed the accompanying consolidated balance sheet of RAIT Financial Trust and subsidiaries as of June 30, 2010, and the related consolidated statements of operations, comprehensive income (loss) and cash flows for the three and six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Notes 2(k) and 9 to the consolidated financial statements, the Company adopted the new accounting standards classified under FASB ASC Topic 810 “Consolidation” for variable interest entities on January 1, 2010.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2010, we expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania August 6, 2010

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

•	creating value through investing in our commercial real estate properties and implementing cost savings programs to help maximize property value;

•	reducing our leverage while developing new financing sources;

•	managing our investment portfolios to reposition non-performing assets, increase our cash flows and ultimately recover the value of our assets; and

•	managing the size and cost structure of our business to match our operating environment.

We generated net income of $59.8 million, or $0.68 per common share-diluted during the six-month period ended June 30, 2010. The primary items affecting our operating performance were the following:

•

Gains on debt extinguishments. During the six-month period ended June 30, 2010, we repurchased $74.5 million of our convertible notes and $16.5 million of our CDO notes payable for total consideration of $51.7 million. The consideration was comprised of: cash of $12.0 million, the issuance of a $22.0 million convertible senior note and 8.2 million common shares. These transactions generated $37.0 million in gains on extinguishment of debt. See “Liquidity and Capital Resources-Capitalization” below for more information regarding these transactions.

•

Provision for losses. The provision for losses recorded during the six-month period ended June 30, 2010, was $25.0 million. While we recorded additional provision for losses during the six-month period ended June 30, 2010, we saw improvement in the performance of our portfolio of commercial real estate loans from prior quarters.

•

Change in fair value of financial instruments. For the six-month period ended June 30, 2010, the net change in fair value of financial instruments increased net income by $20.9 million. Generally, the change in fair value of our financial assets, which are recorded at fair value under FASB ASC Topic 825, “Financial Instruments”, was the primary driver of this improvement with several of our assets improving. This is consistent with the general improvement in asset pricing throughout the financial sector during the first and second quarters of 2010.

We expect to continue to focus our efforts on enhancing our commercial real estate property portfolio and our commercial real estate loan portfolio, which are our primary investment portfolios. We are seeing signs of stabilization in these portfolios, including improved occupancy rates in our commercial real estate property portfolio and a reduction in our non-accrual loans and provision for losses in commercial real estate loan portfolio in the six-month period ended June 30, 2010. Although certain economic conditions are improving, some of our borrowers within our commercial real estate loan portfolio are under financial stress. Where it is likely to enhance our ultimate returns, we will consider restructuring loans or foreclosing on the underlying property. During the six-month period ended June 30, 2010, we converted five loans, originally collateralized by seven properties, into direct ownership. We expect to engage in ongoing workout activity with respect to our commercial real estate loans that may result in the conversion of some of the properties into owned real estate. We may take a non-cash charge to earnings at the time of any loan conversion to the extent the amount of our loan, reduced by any allowance for losses and certain other expenses, exceeds the fair value of the property at the time of the conversion. The conversion of loans to owned properties is reflected in the growing portion of our revenue derived from rental income as opposed to net interest margin.

We are seeking to develop new sources of fee income. As described below under “Securitizations,” in April 2010 we sold or delegated our collateral management rights and responsibilities relating to eight unconsolidated Taberna securitizations which will reduce our collateral management fees for managing securitizations going forward. We are seeking to enhance our fee income through management fees generated by our multi-family property management subsidiary, Jupiter Communities, LLC, and commissions and other fees generated by our broker/dealer subsidiary, RAIT Securities, LLC, as well as other potential new businesses. We may also generate fee income by developing arrangements with third parties to originate commercial real estate investments.

Key Statistics

Set forth below are key statistics relating to our business through June 30, 2010 (dollars in thousands):

	As of or For the Three-Month Periods Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Financial Statistics:
Recourse debt maturing within 1-year	$9,919	$10,905	$24,390	$49,494	$49,494
Assets under management (a)	$4,014,556	$9,911,824	$10,106,830	$10,374,491	$13,878,962
Debt to equity	2.7x	2.8x	3.0x	3.3x	7.4x
Total revenue	$39,706	$45,114	$43,528	$44,824	$61,836
Earnings per share, diluted	$0.27	$0.41	$0.24	$(0.38)	$(4.43)

Commercial Real Estate (“CRE”) Loan Portfolio (b):
Reported CRE Loans—unpaid principal	$1,288,466	$1,305,816	$1,360,811	$1,467,806	$1,538,077
Non-accrual loans—unpaid principal	$131,377	$132,978	$171,372	$246,029	$171,809
Non-accrual loans as a % of reported loans	10.2%	10.2%	12.6%	16.8%	11.2%
Reserve for losses	$70,699	$68,850	$78,636	$77,647	$100,869
Reserves as a % of non-accrual loans	53.8%	51.8%	45.9%	31.6%	58.7%
Provision for losses	$7,644	$17,350	$22,500	$18,467	$19,575

CRE Property Portfolio:
Reported investments in real estate	$803,548	$795,952	$738,235	$645,484	$604,619
Number of properties owned	47	46	39	34	30
Multifamily units owned	7,893	7,893	6,967	6,367	5,550
Office square feet owned	1,732,626	1,550,401	1,350,177	1,035,435	1,035,435
Retail square feet owned	1,069,588	1,069,652	1,069,643	1,095,452	639,791

Average occupancy data:
Multifamily properties	83.5%	78.0%	77.7%	78.6%	82.0%
Office properties	55.5%	54.2%	41.5%	49.7%	49.2%
Retail properties	58.7%	60.1%	61.7%	60.4%	43.8%

Total	74.4%	70.8%	69.8%	73.1%	75.8%

(a)	On April 22, 2010 as a result of the sale of our collateral management rights and responsibilities relating to eight unconsolidated Taberna securitizations with $5.9 billion of assets to an affiliate of Fortress Investment Group, LLC, RAIT’s assets under management were reduced to $4.1 billion.
(b)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only and does not include other loans. See Note 3-“Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.

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

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of June 30, 2010 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$755,272	6.8%	Aug. 2010 to Dec. 2020	48
Mezzanine loans	427,734	9.2%	Aug. 2010 to Nov. 2038	119
Preferred equity interests	95,878	10.6%	Nov. 2011 to Sep. 2021	24

Total CRE Loans	1,278,884	7.9%		191
Other loans	109,968	5.0%	Aug. 2010 to Oct. 2016	7

Total investments in loans	$1,388,852	7.7%		198

Due to current economic conditions, we have limited capacity to originate new investments. However, we expect to focus on this asset class when economic conditions improve and as existing loans are repaid.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of June 30, 2010:

(a)	Based on book value.

See “Key Statistics-CRE Loan Portfolio” above for key statistics relating to this portfolio.

Investments in real estate. We generate a return on our real estate investments through rental income and other sources of income from the operations of the real estate underlying our investment. We also benefit from any increase in the value of the real estate in addition to current income. We finance our acquisitions of real estate through a combination of secured mortgage financing provided by financial institutions and existing financing provided by our two CRE loan securitizations. During the six-month period ended June 30, 2010, we acquired $52.7 million of real estate investments upon conversion of $64.0 million of commercial real estate loans, usually subject to retaining the existing financing provided by our two CRE loan securitizations.

The table below describes certain characteristics of our investments in real estate as of June 30, 2010 (dollars in thousands):

	Book Value	Average Occupancy	Units / Square Feet / Acres	Number of Properties
Multi-family real estate properties	$526,701	83.5%	7,893	32
Office real estate properties	218,207	55.5%	1,732,626	10
Retail real estate properties	36,432	58.7%	1,069,588	2
Parcels of land	22,208	—	7.3	3

Total	$803,548	74.4%		47

We expect to continue to protect or enhance our risk-adjusted returns by taking control of properties underlying our commercial real estate loans when restructuring or otherwise exercising our remedies regarding loans that become subject to increased credit risks.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of June 30, 2010:

(a)	Based on book value.

See “Key Statistics-CRE Property Portfolio” above for key statistics relating to this portfolio.

Investment in debt securities. We have provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of June 30, 2010, we retained a controlling interest in two securitizations—Taberna VIII and Taberna IX, which are consolidated entities. All of the collateral assets for the debt securities and the related non-recourse CDO financing obligations are presented at fair value in our reported results.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of June 30, 2010 (dollars in thousands):

			Issuer Statistics
Industry Sector	Estimated Fair Value	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$90,749	2.7%	66.7%	2.2	x
Office	138,568	7.8%	64.0%	2.2	x
Residential Mortgage	44,122	2.6%	79.7%	(0.7	)x
Specialty Finance	69,782	5.1%	88.0%	1.7	x
Homebuilders	59,870	7.8%	62.4%	2.3	x
Retail	72,557	4.0%	84.6%	1.7	x
Hospitality	25,991	6.3%	75.7%	0.3	x
Storage	23,957	8.0%	59.9%	3.9	x

Total	$525,596	5.2%	72.0%	1.8	x

The chart below describes the equity capitalization of the issuers of the TruPS and subordinated debentures included in our consolidated financial statements as of June 30, 2010:

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

The table and the chart below describe certain characteristics of our real estate-related debt securities as of June 30, 2010 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Book Value
Unsecured REIT note receivables	$60,551	6.6%	7.7	$61,000
CMBS receivables	68,408	6.0%	34.0	158,868
Other securities	27,260	2.9%	32.3	119,503

Total	$156,219	4.9%	28.9	$339,371

(a)	S&P Ratings as of June 30, 2010.

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

CDO Performance. Our CDOs contain interest coverage and overcollateralization triggers, or OC Triggers, that must be met in order for us to receive our subordinated management fees, return on our lower-rated debt and residual equity returns. If the interest coverage or OC Triggers are not met in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying payment defaults, paying down the CDO notes payable or other actions permitted under the relevant CDO indenture.

As of the most recent payment information, our Taberna I, Taberna VIII and Taberna IX CDO securitizations that we manage were not passing their required interest coverage or OC Triggers and we received only senior asset management fees. While events of default do not currently exist in the CDO securitizations that we manage, we are unable to predict with certainty which CDOs, in the future, will experience events of default or which, if any, remedies the appropriate note holders may seek to exercise in the future. All applicable interest coverage and OC Triggers continue to be met for our two commercial real estate CDOs, RAIT I and RAIT II, and we continue to receive all of our management fees, interest and residual returns from these CDOs.

Set forth below is a summary of the CDO investments in our consolidated securitizations as of the most recent payment information is as follows (dollars in millions):

•

Taberna VIII—Taberna VIII has $670.1 million of total collateral, of which $121.1 million is defaulted. The current overcollateralization (O/C) test is failing at 87.0% with an O/C trigger of 103.5%. We have invested $133.0 million in this CDO. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

Taberna IX—Taberna IX has $704.4 million of total collateral, of which $193.0 million is defaulted. The current O/C test is failing at 76.3% with an O/C trigger of 105.4%. We have invested $186.5 million in this CDO. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

RAIT I—RAIT I has $1.0 billion of total collateral, of which $74.2 million is defaulted. The current O/C test is passing at 118.5% with an O/C trigger of 116.2%. We have invested $236.0 million in this CDO. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our senior collateral management fees.

•

RAIT II—RAIT II has $814.7 million of total collateral, of which $25.4 million is defaulted. The current O/C test is passing at 114.0% with an O/C trigger of 111.7%. We have invested $234.7 million in this CDO. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our senior collateral management fees.

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

The table below summarizes our assets under management as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	Assets Under Management at June 30, 2010	Assets Under Management at December 31, 2009
Commercial real estate portfolio (1)	$2,053,613	$2,084,685
European portfolio (2)	—	1,858,578
U.S. TruPS portfolio (3)	1,960,256	6,162,790
Other investments	687	777

Total	$4,014,556	$10,106,830

(1)	As of June 30, 2010 and December 31, 2009, our commercial real estate portfolio was comprised of $1.2 billion and $1.2 billion, respectively, of assets collateralizing RAIT I and RAIT II, $803.5 million and $738.2 million, respectively, of investments in real estate and $70.2 million and $106.6 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(2)	Our European portfolio as of December 31, 2009 was comprised of assets collateralizing Taberna Europe I and Taberna Europe II. On April 22, 2010 as a result of the sale of our collateral management rights and responsibilities relating to eight unconsolidated Taberna securitizations to an affiliate of Fortress Investment Group, LLC, RAIT’s assets under management were reduced by $5.9 billion.
(3)	Our U.S. TruPS portfolio as of December 31, 2009 was comprised of assets collateralizing Taberna I through Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans. On April 22, 2010 as a result of the sale of our collateral management rights and responsibilities relating to eight unconsolidated Taberna securitizations to an affiliate of Fortress Investment Group, LLC, RAIT’s assets under management were reduced by $5.9 billion.

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

Our board of trustees monitors RAIT’s REIT taxable income, and under its policy, will determine dividends when a full year of REIT taxable income is available. The board intends to declare a dividend, if any, in at least the amount necessary to meet RAIT’s annual distribution requirements. The board will also consider the composition of any common dividends declared, including the option of paying a portion in cash and the balance in additional common shares. Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient. However, the Internal Revenue Service, in Revenue Procedure 2010-12, has given guidance with respect to certain stock distributions by publicly traded REITS. That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011. It provides that publicly-traded REITs can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met. These conditions include that at least 10% of the aggregate declared distributions be paid in cash and that the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders. The board expects to continue to review and determine the dividends on RAIT’s preferred shares on a quarterly basis.

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

The table below reconciles the differences between reported net income (loss) total taxable income (loss) and estimated REIT taxable income (loss) for the three-month and six-month periods ended June 30, 2010 and 2009 (dollars in thousands):

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2010	2009	2010	2009
Net income (loss), as reported	$25,376	$(289,261)	$59,829	$(437,675)
Add (deduct):
Provision for losses	7,644	66,096	24,994	185,600
Charge-offs on allowance for losses	(5,795)	(53,831)	(32,931)	(119,256)
Domestic TRS book-to-total taxable income differences:
Income tax (benefit) provision	96	693	143	657
Stock compensation, forfeitures and other temporary tax differences	—	423	98	(934)
Capital loss carry-forward offsetting capital gains	(7,938)	—	(7,938)	—
Asset impairments	—	46,015	—	46,015
Capital losses not offsetting capital gains and other temporary tax differences	—	313,808	—	313,808
Change in fair value of financial instruments, net of noncontrolling interests (1)	(4,446)	(100,157)	(20,883)	(13,810)
Amortization of intangible assets	168	352	523	667
CDO investments aggregate book-to-taxable income differences (2)	(12,431)	(18,436)	(26,303)	(37,555)
Accretion of (premiums) discounts	—	(106)	—	(211)
Other book to tax differences	859	(1,076)	2,632	57

Total taxable income (loss)	3,533	(35,480)	164	(62,637)
Less: Taxable income attributable to domestic TRS entities	2,912	(5,654)	1,846	(6,641)
Plus: Dividends paid by domestic TRS entities	3,500	5,000	8,500	5,000
Less: Deductible preferred dividends	(3,415)	(3,415)	(6,821)	(6,821)

Estimated REIT taxable income (loss)(3)	$6,530	$(39,549)	$3,689	$(71,099)

(1)	Change in fair value of financial instruments is reported net of allocation to noncontrolling interests of $(8,800) and $(22,258) for the three-month and six-month periods ended June 30, 2009, respectively.
(2)	Amounts reflect the aggregate book-to-taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.
(3)	As of December 31, 2009, RAIT has an estimated tax net operating loss carry-forward of approximately $19.0 million that may be used to offset its REIT taxable income in the future.

Results of Operations

Three-Month Period Ended June 30, 2010 Compared to the Three-Month Period Ended June 30, 2009

Revenue

Investment interest income. Investment interest income decreased $91.2 million, or 70.0%, to $39.2 million for the three-month period ended June 30, 2010 from $130.4 million for the three-month period ended June 30, 2009. This net decrease was primarily attributable to decreases in interest income of: $33.0 million resulting from the disposition of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations in June 2009 and $48.0 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease primarily resulted from $391.5 million in total principal amount of investments on non-accrual status as of June 30, 2010 compared to $299.9 million as of June 30, 2009, $237.8 million of commercial real estate loans that were converted to owned real estate since June 30, 2009 and the reduction in short-term LIBOR of approximately 0.3% during the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009.

Investment interest expense. Investment interest expense decreased $68.7 million, or 74.7%, to $23.2 million for the three-month period ended June 30, 2010 from $91.9 million for the three-month period ended June 30, 2009. This net decrease was primarily attributable to decreases in interest expense of: $18.6 million resulting from the disposition of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations in June 2009 and $44.2 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease is primarily attributable to repurchases of $172.8 million of our convertible senior notes since June 30, 2009, net of additional interest cost incurred for the issuance of new debt instruments associated therewith, and the effect on our floating rate indebtedness from the reduction in short-term LIBOR of approximately 0.3% during the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009.

Rental income. Rental income increased $6.7 million, or 49.0%, to $20.3 million for the three-month period ended June 30, 2010 from $13.6 million for the three-month period ended June 30, 2009. This increase was primarily attributable to: $5.0 million resulting from 14 new properties, with direct real estate investments of $207.5 million, acquired or consolidated since June 30, 2009, $0.5 million resulting from a full quarter of operations at seven properties acquired or consolidated during the three-month period ended June 30, 2009 and $1.2 million resulting from increased occupancy at properties acquired or consolidated prior to April 1, 2009. Occupancy increased 3.4% to 78.5% as of June 30, 2010 from 75.1% as of June 30, 2009 for properties acquired or consolidated prior to April 1, 2009.

Fee and other income. Fee and other income decreased $5.2 million, or 59.5%, to $3.5 million for the three-month period ended June 30, 2010 from $8.7 million for the three-month period ended June 30, 2009. Fee income from our restructuring advisory services decreased $4.5 million for the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009 and asset management fees decreased $1.4 million due to the sale or delegation of our collateral management rights and responsibilities relating to eight Taberna securitizations during April 2010. We generated $0.8 million of riskless principal trade income through our broker-dealer during the three-month period ended June 30, 2010.

Expenses

Real estate operating expense. Real estate operating expense increased $5.2 million, or 46.8%, to $16.3 million for the three-month period ended June 30, 2010 from $11.1 million for the three-month period ended June 30, 2009. This increase was primarily attributable to: $4.5 million resulting from 14 new properties, with direct real estate investments of $207.5 million, acquired or consolidated since June 30, 2009, $0.2 million resulting from a full three months of operations at seven properties acquired or consolidated during the three-month period ended June 30, 2009 and $0.5 million of higher operating expenses from properties acquired or consolidated prior to April 1, 2009.

Compensation expense. Compensation expense increased $0.9 million, or 14.3%, to $6.9 million for the three-month period ended June 30, 2010 from $6.0 million for the three-month period ended June 30, 2009. This increase was primarily due to an increase of $0.5 million of compensation costs associated with the property management activities that were acquired in May 2009 and $0.9 million due to the expansion of our broker-dealer and advisory activities offset by $0.5 million of lower bonus expense.

General and administrative expense. General and administrative expense increased $0.1 million, or 1.8%, to $5.4 million for the three-month period ended June 30, 2010 from $5.3 million for the three-month period ended June 30, 2009. This increase is primarily due to our property management activities that we acquired in May 2009 and the expansion of our broker-dealer and advisory activities.

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan and residential mortgage portfolios. The provision for losses decreased by $58.5 million, or 88.4%, to $7.6 million for the three-month period ended June 30, 2010 from $66.1 million for the three-month period ended June 30, 2009. This decrease was primarily attributable to $38.8 million of provision for losses related to our residential mortgage portfolio during the three-month period ended June 30, 2009 which was disposed during July 2009. Subsequent to June 30, 2009, we have transitioned 14 loans to real estate owned properties, with direct real estate investments of $207.5 million and realized losses of $30.3 million when these loans were converted from impaired loans to owned real estate. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Asset impairments. For the three-month period ended June 30, 2009, we recorded asset impairments totaling $46.0 million that were associated with available-for-sale securities for which we did not elect the fair value option. In making this determination, management considered the estimated fair value of the investments in relation to our cost bases, the financial condition of the related entity and our intent and ability to hold the investments for a sufficient period of time to recover our investments. For the identified investments, management believes full recovery is not likely and wrote down the investments to their current recovery value, or estimated fair value.

Depreciation expense. Depreciation expense increased $1.9 million, or 33.1%, to $7.5 million for the three-month period ended June 30, 2010 from $5.6 million for the three-month period ended June 30, 2009. This increase was primarily attributable to 14 new properties, with direct real estate investments of $207.5 million, acquired or consolidated since June 30, 2009 as well as increased depreciation of furniture and fixtures we added since June 30, 2009.

Amortization of intangible assets. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006 and Jupiter Communities on May 1, 2009. Amortization expense decreased $0.2 million, or 52.3%, to $0.2 million for the three-month period ended June 30, 2010 from $0.4 million for the three-month period ended June 30, 2009. This decrease resulted from a $6.2 million charge-off to net intangible assets in connection with the sale or delegation of our collateral management rights and responsibilities relating to eight Taberna securitizations during April 2010.

Other Income (Expense)

Gains (losses) on sale of assets. Gains on sale of assets were $7.7 million during the three-month period ended June 30, 2010. The gains on sale of assets are primarily attributable to the sale or delegation of our collateral management rights and responsibilities relating to eight Taberna securitizations to an affiliate of certain funds managed by an affiliate of Fortress Investment Group LLC for $16.5 million. These securitizations were not consolidated by us and were comprised of Taberna Preferred Funding II, Ltd. through Taberna Preferred Funding VII, Ltd., Taberna Europe CDO I, P.L.C., and Taberna Europe CDO II, P.L.C. This transaction generated a $7.9 million gain on sale of assets.

Gains on extinguishment of debt. Gains on extinguishment of debt during the three-month period ended June 30, 2010 are attributable to the repurchase of $20.0 million in aggregate principal amount of convertible senior notes and $13.5 million in aggregate principal amount of CDO notes payable. The aggregate debt was repurchased from the market for 5,040,000 of our common shares and $4.7 million of cash. As a result of these repurchases, we recorded gains on extinguishment of debt of $17.2 million.

Losses on deconsolidation of VIEs. Losses on deconsolidation of VIEs are attributable to the deconsolidation of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations. On June 25, 2009, we sold all of our equity interests and a portion of our non-investment grade debt that we owned in these four securitizations and concluded that we are no longer the primary beneficiary of the securitizations and, therefore, we deconsolidated the securitizations in accordance with FASB ASC Topic 810, “Consolidation”. We recorded losses on deconsolidation of VIEs of $313.8 million for the three-month period ended June 30, 2009.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the three-month periods ended June 30, 2010 and 2009, the fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three-Month Period Ended June 30, 2010	For the Three-Month Period Ended June 30, 2009
Change in fair value of trading securities and security-related receivables	$35,256	$8,651
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	5,046	69,005
Change in fair value of derivatives	(35,856)	13,701

Change in fair value of financial instruments	$4,446	$91,357

Six-Month Period Ended June 30, 2010 Compared to the Six-Month Period Ended June 30, 2009

Revenue

Investment interest income. Investment interest income decreased $201.0 million, or 71.4%, to $80.5 million for the six-month period ended June 30, 2010 from $281.5 million for the six-month period ended June 30, 2009. This net decrease was primarily attributable to decreases in interest income of: $80.1 million resulting from the disposition of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations in June 2009 and $97.9 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease primarily resulted from $391.5 million in total principal amount of investments on non-accrual status as of June 30, 2010 compared to $299.9 million as of June 30, 2009, $237.8 million of commercial real estate loans that were converted to owned real estate since June 30, 2009 and the reduction in short-term LIBOR of approximately 0.6% during the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009.

Investment interest expense. Investment interest expense decreased $148.1 million, or 76.0%, to $46.8 million for the six-month period ended June 30, 2010 from $194.9 million for the six-month period ended June 30, 2009. This net decrease was primarily attributable to decreases in interest expense of: $43.6 million resulting from the disposition of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations in June 2009 and $91.1 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease is primarily attributable to repurchases of $172.8 million of our convertible senior notes since June 30, 2009, net of additional interest cost incurred for the issuance of new debt instruments associated therewith, and the effect on our floating rate indebtedness from the reduction in short-term LIBOR of approximately 0.6% during the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009.

Rental income. Rental income increased $14.9 million, or 62.3%, to $38.8 million for the six-month period ended June 30, 2010 from $23.9 million for the six-month period ended June 30, 2009. This increase was primarily attributable to: $8.9 million resulting from 14 new properties, with direct real estate investments of $207.5 million, acquired or consolidated since June 30, 2009, $3.8 million resulting from a full six months of operations in 2010 at 18 properties acquired or consolidated during the six-month period ended June 30, 2009 and $2.2 million resulting from increased occupancy at properties acquired or consolidated prior to January 1, 2009. Occupancy increased 1.2% to 79.2% as of June 30, 2010 from 78.0% as of June 30, 2009 for properties acquired or consolidated prior to January 1, 2009.

Fee and other income. Fee and other income increased $0.9 million, or 7.4%, to $12.4 million for the six-month period ended June 30, 2010 from $11.5 million for the six-month period ended June 30, 2009. Property management fees and reimbursement income associated with the property management activities that we acquired in May 2009 increased $1.9 million during the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009. We generated $1.0 million of riskless principal trade income through our broker-dealer during the six-month period ended June 30, 2010. Fee income from our restructuring advisory services decreased $1.1 million for the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009 and asset management fees decreased $0.9 million due to the sale or delegation of our collateral management rights and responsibilities relating to eight Taberna securitizations during April 2010.

Expenses

Real estate operating expense. Real estate operating expense increased $9.6 million, or 45.9%, to $30.5 million for the six-month period ended June 30, 2010 from $20.9 million for the six-month period ended June 30, 2009. This increase was primarily attributable to: $7.8 million resulting from 14 new properties, with direct real estate investments of $207.5 million, acquired or consolidated since June 30, 2009, $2.2 million resulting from a full six months of operations at 18 properties acquired or consolidated during the six-month period ended June 30, 2009 offset by $0.4 million of lower operating expenses from properties acquired or consolidated prior to January 1, 2009.

Compensation expense. Compensation expense increased $3.2 million, or 28.1%, to $14.9 million for the six-month period ended June 30, 2010 from $11.7 million for the six-month period ended June 30, 2009. This increase was primarily due to an increase of $2.4 million of compensation costs associated with the property management activities that were acquired in May 2009 and $1.6 million due to the expansion of our broker-dealer and advisory activities offset by $0.6 million of lower bonus expense.

General and administrative expense. General and administrative expense increased $0.8 million, or 7.6%, to $10.3 million for the six-month period ended June 30, 2010 from $9.5 million for the six-month period ended June 30, 2009. This increase is primarily due to our property management activities that we acquired in May 2009 and the expansion of our broker-dealer and advisory activities.

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan and residential mortgage portfolios. The provision for losses decreased by $160.6 million, or 86.5%, to $25.0 million for the six-month period ended June 30, 2010 from $185.6 million for the six-month period ended June 30, 2009. This decrease was primarily attributable to $96.7 million of provision for losses related to our residential mortgage portfolio during the six-month period ended June 30, 2009 which was disposed during July 2009. Subsequent to June 30, 2009, we have transitioned 14 loans to real estate owned properties, with direct real estate investments of $207.5 million and realized losses of $30.3 million when these loans were converted from impaired loans to owned real estate. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Asset impairments. For the six-month period ended June 30, 2009, we recorded asset impairments totaling $46.0 million that were associated with certain investments in loans and available-for-sale securities for which we did not elect the fair value option. In making this determination, management considered the estimated fair value of the investments in relation to our cost bases, the financial condition of the related entity and our intent and ability to hold the investments for a sufficient period of time to recover our investments. For the identified investments, management believes full recovery is not likely and wrote down the investments to their current recovery value, or estimated fair value.

Depreciation expense. Depreciation expense increased $4.3 million, or 44.2%, to $13.9 million for the six-month period ended June 30, 2010 from $9.6 million for the six-month period ended June 30, 2009. This increase was primarily attributable to 14 new properties, with direct real estate investments of $207.5 million, acquired or consolidated since June 30, 2009 as well as increased depreciation of furniture and fixtures we added since June 30, 2009.

Amortization of intangible assets. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006 and Jupiter Communities on May 1, 2009. Amortization expense decreased $0.2 million, or 21.6%, to $0.5 million for the six-month period ended June 30, 2010 from $0.7 million for the six-month period ended June 30, 2009. This decrease resulted from a $6.2 million charge-off to net intangible assets in connection with the sale of our collateral management rights in eight Taberna securitizations during April 2010.

Other Income (Expense)

Gains (losses) on sale of assets. Gains on sale of assets were $11.6 million during the six-month period ended June 30, 2010. The gains on sale of assets are primarily attributable to the sale or delegation of our collateral management rights and responsibilities relating to eight Taberna securitizations to an affiliate of certain funds managed by an affiliate of Fortress Investment Group LLC for $16.5 million. These securitizations were not consolidated by us and were comprised of Taberna Preferred Funding II, Ltd. through Taberna Preferred Funding VII, Ltd., Taberna Europe CDO I, P.L.C., and Taberna Europe CDO II, P.L.C. This transaction generated a $7.9 million gain on sale of assets. In addition, we disposed of $11.4 million in total principal amount of unsecured REIT note receivables in our CRE securitizations and recorded a gain of $3.8 million.

Gains on extinguishment of debt. Gains on extinguishment of debt during the six-month period ended June 30, 2010 are attributable to the repurchase of $74.5 million in aggregate principal amount of convertible senior notes and $16.5 million in aggregate principal amount of CDO notes payable. The aggregate debt was repurchased from the market for 8,190,000 of our common shares, the issuance of a $22.0 million senior secured convertible note and $12.0 million of cash. As a result of these repurchases, we recorded gains on extinguishment of debt of $37.0 million.

Losses on deconsolidation of VIEs. Losses on deconsolidation of VIEs are attributable to the deconsolidation of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations. On June 25, 2009, we sold all of our equity interests and a portion of our non-investment grade debt that we owned in these four securitizations and concluded that we are no longer the primary beneficiary of the securitizations and, therefore, we deconsolidated the securitizations in accordance with FASB ASC Topic 810, “Consolidation”. We recorded losses on deconsolidation of VIEs of $313.8 million for the six-month period ended June 30, 2009.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the six-month periods ended June 30, 2010 and 2009, the fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Six-Month Period Ended June 30, 2010	For the Six-Month Period Ended June 30, 2009
Change in fair value of trading securities and security-related receivables	$82,998	$(182,036)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(8,445)	151,594
Change in fair value of derivatives	(53,670)	21,994

Change in fair value of financial instruments	$20,883	$(8,448)

Discontinued operations. Income from discontinued operations increased $2.5 million to a gain of $0.3 million for the six-month period ended June 30, 2010 compared to a loss of $2.2 million for the six-month period ended June 30, 2009. The increase is primarily attributable to one property that was sold during March 2010 for which we recorded a gain of $0.3 million and a $2.1 million loss on a VIE that was deconsolidated in March 2009.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs. The disruption in the credit markets has reduced our liquidity and capital resources, limited our ability to originate new investments and has generally increased the cost of any new sources of liquidity over historical levels. Due to current market conditions, the cash flow to us from a number of the securitizations we sponsored has been reduced or eliminated and we do not expect to sponsor new securitizations to provide us with long-term financing for the foreseeable future. We are seeking to expand our use of secured lines of credit while developing other financing resources that will permit us to originate or acquire new investments generating attractive returns while preserving our capital, such as loan participations and joint venture financing arrangements.

Our consolidated securitizations collateralized by U.S. commercial real estate loans, RAIT I and RAIT II, continue to perform and make distributions on our retained interests and pay us management fees. In addition, restricted cash in these securitizations from repayment of underlying loans and other sources can be used to make new investments held by those securitizations. RAIT I and RAIT II are our primary source of cash from our operations. While our consolidated securitizations collateralized by trust preferred securities, or TruPS, Taberna VIII and Taberna IX, are currently failing several of their respective over-collateralization tests, we continue to receive our senior management fees from these securitizations. We continue to explore strategies to generate liquidity from our investments in real estate and our investments in debt securities as we seek to focus on our commercial real estate lending platform.

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs;

•	to repurchase our common shares; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $28.9 million as of June 30, 2010;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our vertically integrated commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings; and

•	proceeds from future offerings of our common and preferred shares, including our COD sales agreement, SEDA and DRSPP Plan.

Our two commercial real estate securitized financing arrangements, RAIT I and RAIT II, include a revolving credit option that allows us to repay the AAA rated debt tranches totaling $475.0 million as loan repayments occur, and then draw up to the available committed amounts through the fifth anniversary of each financing in 2011 and 2012. At June 30, 2010, these revolvers are fully utilized and have no additional capacity. We also have $58.6 million of restricted cash in RAIT I and RAIT II available to invest in qualifying commercial loans as of June 30, 2010, subject to $31.1 million of future funding commitments and borrowing requirements.

Cash Flows

As of June 30, 2010 and 2009, we maintained cash and cash equivalents of approximately $28.9 million and $40.9 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six-Month Periods Ended June 30
	2010	2009
Cash flow from operating activities	$2,839	$47,009
Cash flow from investing activities	34,024	242,543
Cash flow from financing activities	(32,953)	(276,1658)

Net change in cash and cash equivalents	3,910	13,387
Cash and cash equivalents at beginning of period	25,034	27,463

Cash and cash equivalents at end of period	$28,944	$40,850

Our principal source of cash flow is historically from our investing activities. The cash inflow from our investing activities primarily resulted from $22.5 million in principal repayments on loans and investments during the six-month period ended June 30, 2010 as compared to $259.3 million during the six-month period ended June 30, 2009. In addition, we received $14.6 million during the six-month period ended June 30, 2010 for proceeds from the sale of other securities and $16.2 million in net proceeds from the sale of collateral management rights. We did not receive any proceeds from these investing activities during the six-month period ended June 30, 2009.

Our decreased cash inflow from operating activities is primarily due to the disposition of the Taberna III, Taberna IV, Taberna VI, and Taberna VII securitizations in June 2009 and from the disposition of the residential mortgage portfolio in July 2009.

The cash outflow from financing activities was driven by repurchases of convertible notes of $10.5 million, repayments on secured credit facilities and other indebtedness of $11.6 million, and repurchases of CDO notes payable of $8.2 million for the six-month periods ended June 30, 2010. These outflows were offset by proceeds from common share issuances of $4.4 million for the six-month period ended June 30, 2010. The improvement in our cash flow from financing activities during the six-month period ended June 30, 2010 as compared to the six-month period ended June 30, 2009 is primarily due to a reduction in the repayments on residential mortgage-backed securities, $223.3 million during the six-month period ended June 30, 2009, as we sold this portfolio in July 2009.

Capitalization

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of June 30, 2010:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
Convertible senior notes (1)	$171,863	$171,632	6.9%	Apr. 2027
Secured credit facilities	41,036	41,036	4.7%	Feb. 2011 to Dec. 2011
Senior secured notes	63,950	63,950	11.7%	Apr. 2014
Loans payable on real estate	22,513	22,513	4.9%	Apr. 2012 to Sept. 2012
Junior subordinated notes, at fair value (2)	38,052	17,003	9.2%	Dec. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	362,514	341,234	7.6%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (3)(4)	1,380,250	1,380,250	0.8%	2045 to 2046
CDO notes payable, at fair value (2)(3)(5)	1,178,663	148,604	1.0%	2037 to 2038
Loans payable on real estate	73,451	73,451	5.7%	Aug. 2010 to Aug. 2016

Total non-recourse indebtedness	2,632,364	1,602,305	1.0%

Total indebtedness	$2,994,878	$1,943,539	1.8%

(1)	Our convertible senior notes are redeemable, at the option of the holder, in April 2012, April 2017, and April 2022.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(4)	Collateralized by $1.8 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(5)	Collateralized by $1.4 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of June 30, 2010 was $906.1 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by RAIT or RAIT Partnership. As indicated in the table above, our consolidated financial statements include recourse indebtedness of $341.2 million as of June 30, 2010. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs and other securitization vehicles) and loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the six-month period ended June 30, 2010 is as follows:

Recourse Indebtedness

Convertible senior notes. During the six-month period ended June 30, 2010, we repurchased $74.5 million in aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, or the convertible senior notes, for a total consideration of $50.0 million. The purchase price consisted of $10.2 million in cash, the issuance of 8.2 million common shares, and the issuance of a $22.0 million 10.0% Senior Secured Convertible Note due April 2014, or the senior secured convertible note. See “Senior Secured Convertible Note” below. As a result of these transactions, we recorded gains on extinguishment of debt of $22.3 million, net of deferred financing costs and unamortized discounts that were written off.

On July 19, 2010, we repurchased $10.0 million in aggregate principal amount of our convertible senior notes for a total consideration consisting of the issuance of 3.3 million common shares and a cash payment of $0.5 million. We recorded a gain on the extinguishment of debt of $2.1 million, net of deferred financing costs and unamortized discounts that were written off.

Secured credit facilities. As of June 30, 2010, we have borrowed an aggregate amount of $41.0 million under three secured credit facilities, each with a different bank. All of our secured credit facilities are secured by designated commercial mortgages and mezzanine loans. As of June 30, 2010, the first secured credit facility had an unpaid principal balance of $20.9 million which is payable in December 2011 under the current terms of this facility. As of June 30, 2010, the second secured credit facility had an unpaid principal balance of $16.2 million which is payable in October 2011 under the current terms of this facility. As of June 30, 2010, the third secured credit facility had an unpaid principal balance of $4.0 million. We are amortizing this balance with monthly principal repayments of $0.5 million which will result in the full repayment of this credit facility by February 2011.

Senior secured convertible note. On March 25, 2010, pursuant to a securities exchange agreement, we acquired from a noteholder $47.0 million aggregate principal amount of our convertible senior notes for a total consideration of $31.2 million. The purchase price consisted of (a) our issuance of the $22.0 million senior secured convertible note, (b) 1.5 million common shares issued, and (c) $6.0 million in cash. The senior secured convertible note is convertible into our common shares at the option of the holder. The conversion price is $3.50 per common share and the senior secured convertible note may be converted at any time during its term. We also paid $1.4 million of accrued and unpaid interest on the convertible notes through March 25, 2010. The holder of the senior secured convertible note converted $1.1 million principal amount of the senior secured convertible note into 0.3 million common shares effective May 5, 2010.

The senior secured convertible note bears interest at a rate of 10.0% per year. Interest accrues from March 25, 2010 and will be payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning July 15, 2010. The senior secured convertible note matures on April 20, 2014 unless previously prepaid in accordance with its terms prior to such date. The senior secured convertible note is fully and unconditionally guaranteed by two wholly-owned subsidiaries of RAIT, or the guarantors: RAIT Asset Holdings III Member, LLC, or RAHM3, and RAIT Asset Holdings III, LLC, or RAH3. RAHM3 is the sole member of RAH3 and has pledged the equity of RAH3 to secure its guarantee. RAH3’s assets consist of certain CDO notes payable issued by RAIT’s consolidated securitization, RAIT Preferred Funding II, LTD.

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

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their interest coverage and OC Trigger tests as of June 30, 2010.

During the six-month period ended June 30, 2010, we repurchased, from the market, a total of $16.5 million in aggregate principal amount of CDO notes payable issued by RAIT II. The aggregate purchase price was $1.8 million and we recorded a gain on extinguishment of debt of $14.7 million.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC Trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC Trigger test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC Trigger test failures are due to defaulted collateral assets and credit risk securities. During the six-month period ended June 30, 2010, $6.4 million of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Equity Financing.

Preferred Shares

On January 26, 2010, our board of trustees declared first quarter 2010 cash dividends of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on March 31, 2010 to holders of record on March 1, 2010 and totaled $3.4 million.

On April 22, 2010, our board of trustees declared second quarter 2010 cash dividends of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on June 30, 2010 to holders of record on June 1, 2010 and totaled $3.4 million.

On July 27, 2010, our board of trustees declared third quarter 2010 cash dividends of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on September 30, 2010 to holders of record on September 1, 2010.

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

-Equity Compensation

On January 26, 2010, the compensation committee awarded 1.5 million phantom units, valued at $1.9 million using our closing stock price of $1.27 on that date, to our executive officers. Half of these awards vested immediately and the remainder vests in one year. On January 26, 2010, the compensation committee awarded 0.5 million phantom units, valued at $0.6 million using our closing stock price of $1.27 on that date, to our non-executive officer employees. These awards generally vest over three-year periods.

During the six-month period ended June 30, 2010, 73,425 phantom unit awards were redeemed for common shares. These phantom units were fully vested at the time of redemption.

-Share Issuances

During the six-month period ended June 30, 2010, we issued 8.2 million common shares, along with cash and the issuance of a senior secured convertible note, to repurchase $74.5 million of our convertible notes. On July 19, 2010, we repurchased $10.0 million in aggregate principal amount of our convertible senior notes for a total consideration consisting of the issuance of 3.3 million common shares and a cash payment of $0.5 million. See “Capitalization” above.

-DRSPP

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we have registered and reserved for issuance, in the aggregate, 18.8 million common shares. During the six-month period ended June 30, 2010, we issued a total of 1.9 million common shares pursuant to the DRSPP at a weighted-average price of $2.27 per share and we received $4.3 million of net proceeds. As of June 30, 2010, 11.7 million common shares, in aggregate, remain available for issuance under the DRSPP.

-SEDA

On January 13, 2010, we entered into a standby equity distribution agreement, or the SEDA, with YA Global Master SPV Ltd., or YA Global, which is managed by Yorkville Advisors, LLC, whereby YA Global agreed to purchase up to $50.0 million, or the commitment amount, worth of newly issued RAIT common shares upon notices given by us, subject to the terms and conditions of the SEDA. The number of common shares issued or issuable pursuant to the SEDA, in the aggregate, cannot exceed 12.5 million common shares. The SEDA terminates automatically on the earlier of January 13, 2012 or the date YA Global has purchased $50.0 million worth of common shares under the SEDA. During the three-month period ended June 30, 2010, 0.4 million common shares were issued pursuant to this arrangement at a price of $2.26 and we received $1.0 million of proceeds. In July 2010, 0.7 million common shares were issued pursuant to this arrangement at a price of $2.11 and we received $1.5 million of proceeds. After reflecting the common shares issued in July 2010, 11.3 million common shares, in the aggregate, remain available for issuance under the SEDA.

-Capital on Demand™ Sales Agreement

On August 6, 2010, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 17,500,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. As of the date of the filing of this quarterly report on Form 10-Q, no common shares have been issued pursuant to the COD sales agreement. See Part II-Item 5 “Other Information” for further description of the COD sales agreement.

Off-Balance Sheet Arrangements and Commitments

Not applicable.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a discussion of our critical accounting policies. On January 1, 2010 we adopted several new accounting pronouncements and revised our accounting policies as described below. See Note 2 in our unaudited consolidated financial statements as of June 30, 2010. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

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

On January 1, 2010, we adopted Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This accounting standard requires new disclosures for significant transfers in and out of Level 1 and 2 fair value measurements and requires a description of the reasons for the transfer. This accounting standard also updates existing disclosures by providing fair value measurement disclosures for each class of assets and liabilities and provides disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. For Level 3 fair value measurements, new disclosures will require entities to present information separately for purchases, sales, issuances, and settlements; however, these disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material effect on our consolidated financial statements and management is currently evaluating the impact the new Level 3 fair value measurement disclosures may have on our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This accounting standard update is to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Existing disclosure guidance is amended to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses and to disclose credit quality indicators, past due information, and modifications of its financing receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Management is currently evaluating the impact that this accounting standard update may have on our consolidated financial statements.

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

There have been no material changes in Quantitative and Qualitative disclosures during the six-month period ended June 30, 2010 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2009. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 11, 2009, the defendants moved to dismiss all of Riverside’s claims. Riverside filed oppositions to the defendants’ motions on February 19, 2010, voluntarily dismissing its contract causes of action and opposing the remainder of defendants’ motions to dismiss. On April 16, 2010, the Office of the Comptroller of the Currency closed Riverside and named the Federal Deposit Insurance Corporation as receiver and thus as successor-in-interest to Riverside as plaintiff in this action. In a Purchase and Assumption Agreement dated April 16, 2010, a bank acquired the banking operations of Riverside from the FDIC, but appears not to have acquired Riverside’s litigation claims. On May 4, 2010, Riverside moved to substitute the FDIC as plaintiff and to stay this action for 90 days. On June 2, 2010, defendants were notified that Riverside’s motion had been granted; the court’s order was filed the following day. On June 3, 2010, pursuant to 28 U.S.C. Sec. 1446 and 12. U.S.C. Sec. 18189(b)(2)(A), defendants removed the action from the Supreme Court of the State of New York, County of New York to the United States District Court for the Southern District of New York. On June 25, 2010, the court directed the parties to refile all papers supporting and opposing defendants’ motions to dismiss, in conformance with the applicable rules of the court. Defendants’ motions to dismiss are due by August 24, 2010. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

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

Item 5.	Other Information

The disclosure below is intended to satisfy any obligation of the registrant to disclose the agreements and obligations described below pursuant to Item 1.01- “Entry Into A Material Definitive Agreement” of Form 8-K.

On August 6, 2010, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 17,500,000 of our common shares from time to time through JonesTrading acting as agent and/or principal. Each time that we wish to issue and sell common shares pursuant to the COD sales agreement, we will notify JonesTrading of any parameters of these sales, which may include the number of common shares, the time period during which sales are requested to be made, any limitation on the number of common shares that may be sold in any one day and any minimum price below which sales may not be made. Unless JonesTrading declines to accept our notice in accordance with the COD sales agreement, JonesTrading agrees to use its commercially reasonable efforts to sell the common shares up to the amount specified, and otherwise in accordance with the terms of our notice.

Subject to the terms of our notice, JonesTrading may sell common shares by any method deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the New York Stock Exchange, on any other existing trading market for the common shares or to or through a market maker. Subject to the terms of our notice and with our prior written consent, JonesTrading may also sell common shares in a public offering registered pursuant to our registration statement on Form S-3 (File No. 333-152351) to JonesTrading as principal for its own account.

JonesTrading is entitled to compensation of up to 3% of the gross proceeds from each sale of common shares under the COD sales agreement. The terms and conditions of the COD sales agreement include various representations and warranties by us, conditions to closing, indemnification rights and obligations of the parties and termination provisions.

The foregoing description of the COD sales agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed herewith as Exhibit 10.6 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

RAIT FINANCIAL TRUST (Registrant)

Date: August 9, 2010	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chief Executive Officer and President
(On behalf of the registrant and as its Principal Executive Officer)

Date: August 9, 2010	By:	/s/ Jack E. Salmon
Jack E. Salmon, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer)

Date: August 9, 2010	By:	/s/ James J. Sebra
James J. Sebra, Senior Vice President-Finance and Chief Accounting Officer
(On behalf of the registrant and as its Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (6)

3.1.6	Certificate of Correction to the Series A Articles Supplementary. (6)

3.1.7	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

3.1.8	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.2	By-laws. (9)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (5)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust, as issuer, or RAIT, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (11)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (11)

10.1	Standby Equity Distribution Agreement dated as of January 13, 2010 by and between YA Global Master SPV Ltd. and RAIT. (12)

10.2	RAIT Financial Trust 2008 Incentive Award Plan Form of Unit Award to Cover Grants to Compensation Committee Officers adopted January 26, 2010. (13)

10.3	Form of Letter Agreement between RAIT and each of its Non-Management Trustees dated as of January 26, 2010. (13)

10.4	Exchange Agreement dated as of March 25, 2010 between RAIT and United Equities Commodities Company. (14)

10.5	10.0% Senior Secured Convertible Note due 2014 dated as of March 25, 2010 issued by RAIT, as payor, to United Equities Commodities Company, as payee. (14)

10.6	Capital on Demand Sales Agreement dated as of August 6, 2010 between RAIT, RAIT Partnership, L.P., a Delaware limited partnership and JonesTrading Institutional Services LLC.

15.1	Awareness Letter from Independent Accountants.

31.1	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 13, 2010 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 29, 2010 (File No. 1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 25, 2010 (File No. 1-14760).