Form 10-Q
period 2010-09-30
RAIT Financial Trust
filed 2010-11-05
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

A total of 98,908,898 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding as of November 4, 2010.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of September 30, 2010	As of December 31, 2009
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,283,187	$1,467,566
Allowance for losses	(80,988)	(86,609)

Total investments in mortgages and loans	1,202,199	1,380,957
Investments in real estate	823,881	738,235
Investments in securities and security-related receivables, at fair value	705,209	694,897
Cash and cash equivalents	25,680	25,034
Restricted cash	196,405	156,167
Accrued interest receivable	35,755	37,625
Other assets	33,924	28,105
Deferred financing costs, net of accumulated amortization of $9,233 and $7,290, respectively	20,550	23,778
Intangible assets, net of accumulated amortization of $1,628 and $82,929, respectively	3,338	10,178

Total assets	$3,046,941	$3,094,976

Liabilities and Equity
Indebtedness (including $151,895 and $234,433 at fair value, respectively)	$1,879,185	$2,077,123
Accrued interest payable	21,555	17,432
Accounts payable and accrued expenses	21,278	21,889
Derivative liabilities	254,287	186,986
Deferred taxes, borrowers’ escrows and other liabilities	19,690	21,625

Total liabilities	2,195,995	2,325,055
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	16
Common shares, $0.01 par value per share, 200,000,000 shares authorized, 97,071,758 and 74,420,598 issued and outstanding, including 14,159 unvested restricted share awards at December 31, 2009	971	744
Additional paid in capital	1,676,061	1,630,428
Accumulated other comprehensive income (loss)	(151,858)	(118,973)
Retained earnings (deficit)	(676,609)	(745,262)

Total shareholders’ equity	848,632	767,004
Noncontrolling interests	2,314	2,917

Total equity	850,946	769,921

Total liabilities and equity	$3,046,941	$3,094,976

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2010	2009	2010	2009
Revenue:
Investment interest income	$37,252	$56,370	$117,755	$337,851
Investment interest expense	(22,415)	(35,326)	(69,203)	(230,206)

Net interest margin	14,837	21,044	48,552	107,645
Rental income	18,443	11,640	52,203	31,150
Fee and other income	3,204	8,741	15,555	20,240

Total revenue	36,484	41,425	116,310	159,035
Expenses:
Real estate operating expense	15,574	10,128	42,839	28,312
Compensation expense	6,766	7,809	21,704	19,469
General and administrative expense	4,331	5,365	14,588	14,894
Provision for losses	10,813	18,467	35,807	204,067
Asset impairments	—	—	—	46,015
Depreciation expense	7,230	5,051	19,903	13,612
Amortization of intangible assets	150	371	673	1,038

Total expenses	44,864	47,191	135,514	327,407

Income (loss) before other income (expense), taxes and discontinued operations	(8,380)	(5,766)	(19,204)	(168,372)
Interest and other income (expense)	30	1,109	347	3,158
Gains (losses) on sale of assets	—	(61,846)	11,616	(375,604)
Gains on extinguishment of debt	14,278	47,858	51,290	95,414
Change in fair value of financial instruments	14,237	(3,808)	35,120	(12,256)
Unrealized gains (losses) on interest rate hedges	12	15	50	(471)
Equity in income (loss) of equity method investments	—	(3)	4	(11)

Income (loss) before taxes and discontinued operations	20,177	(22,441)	79,223	(458,142)
Income tax benefit (provision)	627	216	484	(441)

Income (loss) from continuing operations	20,804	(22,225)	79,707	(458,583)
Income (loss) from discontinued operations	(2,556)	436	(1,630)	(881)

Net income (loss)	18,248	(21,789)	78,077	(459,464)
(Income) loss allocated to preferred shares	(3,406)	(3,406)	(10,227)	(10,227)
(Income) loss allocated to noncontrolling interests	210	503	803	12,900

Net income (loss) allocable to common shares	$15,052	$(24,692)	$68,653	$(456,791)

Earnings (loss) per share—Basic:
Continuing operations	$0.20	$(0.39)	$0.86	$(7.02)
Discontinued operations	(0.03)	0.01	(0.02)	(0.01)

Total earnings (loss) per share—Basic	$0.17	$(0.38)	$0.84	$(7.03)

Weighted-average shares outstanding—Basic	90,990,778	65,025,946	82,153,353	64,990,708

Earnings (loss) per share—Diluted:
Continuing operations	$0.19	$(0.39)	$0.84	$(7.02)
Discontinued operations	(0.03)	0.01	(0.02)	(0.01)

Total earnings (loss) per share—Diluted	$0.16	$(0.38)	$0.82	$(7.03)

Weighted-average shares outstanding—Diluted	92,661,435	65,025,946	83,401,943	64,990,708

Distributions declared per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2010	2009	2010	2009
Net income (loss)	$18,248	$(21,789)	$78,077	$(459,464)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(20,720)	(18,554)	(63,423)	3,135
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income (loss)	(12)	(15)	(50)	471
Realized (gains) losses on interest rate hedges reclassified to earnings	11,391	8,592	34,662	33,551
Change in fair value of available-for-sale securities	901	1,533	(4,074)	(12,047)
Realized (gains) losses on available-for-sale securities reclassified to earnings	—	—	—	44,275
Realized (gains) losses on sales of assets of VIEs	—	—	—	28,196

Total other comprehensive income (loss)	(8,440)	(8,444)	(32,885)	97,581

Comprehensive income (loss) before allocation to noncontrolling interests	9,808	(30,233)	45,192	(361,883)
Allocation to noncontrolling interests	210	503	803	12,223

Comprehensive income (loss)	$10,018	$(29,730)	$45,995	$(349,660)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine-Month Periods Ended September 30
	2010	2009
Operating activities:
Net income (loss)	$78,077	$(459,464)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	35,807	204,067
Share-based compensation expense	2,277	2,983
Depreciation and amortization	22,432	16,721
Amortization of deferred financing costs and debt discounts	2,046	10,215
Accretion of discounts on investments	(3,193)	(3,981)
(Gains) losses on sales of assets	(8,971)	377,267
Gains on extinguishment of debt	(51,290)	(95,414)
Change in fair value of financial instruments	(35,120)	12,256
Unrealized (gains) losses on interest rate hedges	(50)	471
Equity in (income) loss of equity method investments	(4)	11
Asset impairments	—	46,015
Unrealized foreign currency (gains) losses on investments	(91)	(412)
Changes in assets and liabilities:
Accrued interest receivable	573	(1,473)
Other assets	443	(4,226)
Accrued interest payable	(29,872)	19,080
Accounts payable and accrued expenses	(1,499)	1,032
Deferred taxes, borrowers’ escrows and other liabilities	(6,098)	(49,630)

Cash flow from operating activities	5,467	75,518
Investing activities:
Proceeds from sales of other securities	18,040	—
Purchase and origination of loans for investment	(19,346)	(22,583)
Principal repayments on loans	82,710	264,067
Investment in Jupiter Communities	—	(1,300)
Investments in real estate	(13,752)	(3,420)
Proceeds from dispositions of real estate	7,064	7,611
Proceeds from sale of collateral management rights	14,105	—
(Increase) decrease in restricted cash	(45,783)	(792)

Cash flow from investing activities	43,038	243,583
Financing activities:
Proceeds from issuance of convertible senior debt and other indebtedness	—	1,177
Repayments on secured credit facilities, repurchase agreements and other indebtedness	(14,062)	(24,024)
Repayments on residential mortgage-backed securities	—	(223,335)
Repayments and repurchase of CDO notes payable	(17,380)	(36,531)
Repayments and repurchase of convertible senior notes	(12,357)	(13,215)
Acquisition of noncontrolling interests in CDOs	(47)	—
Payments for deferred costs	(170)	(540)
Common share issuance, net of costs incurred	6,384	37
Distributions paid to preferred shares	(10,227)	(10,227)

Cash flow from financing activities	(47,859)	(306,658)

Net change in cash and cash equivalents	646	12,443
Cash and cash equivalents at the beginning of the period	25,034	27,463

Cash and cash equivalents at the end of the period	$25,680	$39,906

Supplemental cash flow information:
Cash paid for interest	$31,471	$229,873
Cash paid (refunds received) for taxes	(1,774)	108
Non-cash decrease in trust preferred obligations	—	(227,084)
Non-cash increase in investments in real estate from the conversion of loans	91,287	313,946
Non-cash decrease in convertible senior notes from extinguishment of debt	(32,934)	(49,398)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2009 included in Part II, Item 5 of this quarterly report on Form 10-Q. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidation”, the determination of whether to consolidate a VIE is based on an evaluation as to who has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We define the power to direct the activities that most significantly impact the VIE’s economic performance as the ability to buy, sell, refinance, or recapitalize assets or entities, and solely control other material operating events or items of the respective entity. For our commercial mortgages, mezzanine loans, and preferred equity investments, certain rights we hold are protective in nature and would preclude us from having the power to direct the activities that most significantly impact the VIE’s economic performance. Assuming both criteria above are met, we would be considered the primary beneficiary and would consolidate the VIE. We will continually assess our involvement with VIEs and consolidated the VIEs when we are the primary beneficiary. See Note 9 for additional disclosures pertaining to VIEs.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

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

d. Investments in Loans

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

e. Allowance for Losses, Impaired Loans and Non-accrual Status

We maintain an allowance for losses on our investments in commercial mortgages, mezzanine loans and other loans. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. Management reviews loans for impairment and establishes specific reserves when a loss is probable and reasonably estimable under the provisions of FASB ASC Topic 310, “Receivables.” As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. If any trends or characteristics indicate that it is probable that other loans, with similar characteristics to those of impaired loans, have incurred a loss, we consider whether an allowance for loss is needed pursuant to FASB ASC Topic 450, “Contingencies.” Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days. Payments received for non-accrual or impaired loans are applied to principal until the loan is removed from non-accrual status or no longer impaired. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. The allowance for losses is increased by charges to operations and decreased by charge-offs (net of recoveries). Management charges off impaired loans when the investment is no longer realizable and legally discharged.

f. Investments in Real Estate

Investments in real estate are shown net of accumulated depreciation. We capitalize all costs related to the improvement of the real property and depreciate those costs on a straight-line basis over the useful life of the asset. We depreciate real property using the following useful lives: buildings and improvements – 30 years; furniture, fixtures, and equipment – 5 to 10 years; and tenant improvements – shorter of the lease term or the life of the asset. Costs for ordinary maintenance and repairs are charged to expense as incurred.

We acquire real estate assets either directly or through the conversion of our investments in loans into owned real estate. Acquisitions of real estate assets and any related intangible assets are recorded initially at fair value under FASB ASC Topic 805, “Business Combinations.” Fair value is determined by management based on market conditions and inputs at the time the asset is acquired. All expenses incurred to acquire a real estate asset are expensed as incurred.

Management reviews our investments in real estate for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property.

g. Investments in Securities

We account for our investments in securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, and designate each investment security as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). We classify certain available-for-sale securities as trading securities when we elect to record them under the fair value option in accordance with FASB ASC Topic 825, “Financial Instruments.” See “k. Fair Value of Financial Instruments.” Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

During the three-month periods ended September 30, 2010 and 2009, we received $1,343 and $4,164, respectively, of earned asset management fees. Of these fees, we eliminated $983 and $1,064, respectively, of management fee income upon consolidation of VIEs.

During the nine-month periods ended September 30, 2010 and 2009, we received $6,447 and $13,041, respectively, of earned asset management fees. Of these fees, we eliminated $2,965 and $5,941, respectively, of management fee income upon consolidation of VIEs.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

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

Many financial instruments have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that we and others are willing to pay for an asset. Ask prices represent the lowest price that we and others are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, we do not require that fair value always be a predetermined point in the bid-ask range. Our policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that result in our best estimate of fair value.

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

l. Income Taxes

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

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

Certain TRS entities are currently subject to ongoing tax examinations in various jurisdictions. The IRS is currently examining Taberna Capital Management LLC’s, or TCM’s, federal income tax returns for the 2006 through 2008 tax years. TCM engaged the services of Taberna Capital (Bermuda), Ltd., or TCB, from June 2006 through June 2008 and RAIT Capital Ireland Ltd., or RCI, from July 2008 through June 30, 2010, to provide various sub-advisory services in connection with TCM’s management of various CDOs. Pursuant to transfer pricing studies prepared by an international accounting firm, TCM deducted the costs paid to TCB and RCI for their services from its income for federal income tax purposes. The IRS has challenged the transfer pricing methodology applied by TCM for 2006 and 2007 and has issued a Notice of Proposed Adjustment, or NOPA, for the 2006 and 2007 tax years. The NOPA proposes to reduce the deductions by $7,057 and $14,988 for the 2006 and 2007 tax years. With respect to the 2008 tax year that has recently been included by the IRS in its examination, TCM deducted $18,971 under this transfer pricing methodology. During 2010, management obtained and provided to the IRS a second transfer pricing study prepared by another independent, international public accounting firm for the period 2006 and 2007 that supports its deductions and responded to the IRS NOPA refuting the proposed adjustments. Management believes it has complied with the requirements outlined in the Internal Revenue Code and believes that its tax filing position will be sustained based on its merits. Accordingly, no reserve has been established.

m. Recent Accounting Pronouncements

On January 1, 2010, we adopted accounting standards classified under FASB ASC Topic 860, “Transfers and Servicing,” and accounting standards classified under FASB ASC Topic 810, “Consolidation”. The accounting standard classified under FASB Topic 860 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets. The accounting standard classified under FASB Topic 810 changes the determination of when a VIE should be consolidated. Under this standard, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. The adoption of these standards did not have a material effect on our consolidated financial statements. See Note 9 for additional disclosures pertaining to VIEs.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of September 30, 2010:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$712,547	$(2,008)	$710,539	44	6.7%	Nov 2010 to Dec. 2020
Mezzanine loans	421,089	(6,150)	414,939	114	9.3%	Nov. 2010 to Nov. 2038
Preferred equity interests	83,239	(1,225)	82,014	24	9.8%	Nov. 2011 to Aug. 2025

Total CRE Loans	1,216,875	(9,383)	1,207,492	182	7.8%
Other loans	78,290	(1,287)	77,003	5	5.3%	Nov. 2010 to Oct. 2016

Total	1,295,165	(10,670)	1,284,495	187	7.6%

Deferred fees	(1,308)	—	(1,308)

Total investments in loans	$1,293,857	$(10,670)	$1,283,187

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

During the nine-month periods ended September 30, 2010 and 2009, we completed the conversion of seven and 22 commercial real estate loans with a carrying value of $110,528 and $403,510 to owned properties. During the nine-month periods ended September 30, 2010 and 2009, we charged off $19,241 and $83,924, respectively, related to the conversion of commercial real estate loans to owned properties. See Note 5.

The following table summarizes the delinquency statistics of our investments in loans as of September 30, 2010 and December 31, 2009:

Delinquency Status	As of September 30, 2010	As of December 31, 2009
30 to 59 days	$22,113	$20,760
60 to 89 days	28,997	82,685
90 days or more	62,822	44,310
In foreclosure or bankruptcy proceedings	54,838	47,625

Total	$168,770	$195,380

As of September 30, 2010 and December 31, 2009, approximately $143,212 and $171,372, respectively, of our commercial mortgages and mezzanine loans were on non-accrual status and had a weighted-average interest rate of 8.9% and 9.7%, respectively. As of September 30, 2010, approximately $20,908 of other loans were on non-accrual status and had a weighted-average interest rate of 7.2%. There were no other loans on non-accrual status as of December 31, 2009.

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for the three-month periods ended September 30, 2010 and 2009:

	For the Three-Month Period Ended September 30, 2010			For the Three-Month Period Ended September 30, 2009
	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage-Related Receivables	Total	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage-Related Receivables	Total
Beginning balance	$78,672	$—	$78,672	$108,842	$128,790	$237,632
Provision	10,813	—	10,813	18,467	—	18,467
Deductions for net charge-offs	(8,497)	—	(8,497)	(41,689)	(1,133)	(42,822)
Sale of residential mortgages and mortgage-related receivables	—	—	—	—	(127,657)	(127,657)

Ending balance	$80,988	$—	$80,988	$85,620	$—	$85,620

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

The following table provides a roll-forward of our allowance for losses for the nine-month periods ended September 30, 2010 and 2009:

	For the Nine-Month Period Ended September 30, 2010			For the Nine-Month Period Ended September 30, 2009
	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage-Related Receivables	Total	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage-Related Receivables	Total
Beginning balance	$86,609	$—	$86,609	$117,737	$54,236	$171,973
Provision	35,807	—	35,807	107,580	96,487	204,067
Deductions for net charge-offs	(41,428)	—	(41,428)	(139,697)	(23,066)	(162,763)
Sale of residential mortgages and mortgage-related receivables	—	—	—	—	(127,657)	(127,657)

Ending balance	$80,988	$—	$80,988	$85,620	$—	$85,620

As of September 30, 2010 and December 31, 2009, we identified 30 and 31 commercial mortgages, mezzanine loans and other loans with unpaid principal balances of $182,712 and $189,961 as impaired. As of September 30, 2010 and December 31, 2009, we had allowance for losses of $80,988 and $86,609 associated with our commercial mortgages, mezzanine loans and other loans.

The average unpaid principal balance of total impaired loans was $181,301 and $208,311 during the three-month periods ended September 30, 2010 and 2009 and $181,169 and $197,812 during the nine-month periods ended September 30, 2010 and 2009. We recorded interest income from impaired loans of $141 and $1,145 for the three-month periods ended September 30, 2010 and 2009 and $2,633 and $2,886 for the nine-month periods ended September 30, 2010 and 2009.

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of September 30, 2010:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS	$689,070	$(232,605)	$456,465	5.1%	24.0
Other securities	10,000	(10,000)	—	5.0%	42.1

Total trading securities	699,070	(242,605)	456,465	5.1%	24.3
Available-for-sale securities	3,600	(3,510)	90	2.4%	32.1
Security-related receivables
TruPS receivables	110,637	(23,851)	86,786	6.9%	12.2
Unsecured REIT note receivables	61,000	1,546	62,546	6.6%	7.0
CMBS receivables (2)	158,868	(86,290)	72,578	6.0%	33.3
Other securities	105,807	(79,063)	26,744	2.9%	31.2

Total security-related receivables	436,312	(187,658)	248,654	5.6%	23.7

Total investments in securities	$1,138,982	$(433,773)	$705,209	5.2%	24.2

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $29,259 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $40,848 that are rated “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $2,460 that are rated “CCC” by Standard & Poor’s and securities with a fair value totaling $13 that are rated “D” by Standard & Poor’s.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

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

The following table summarizes the non-accrual status of our investments in securities:

	As of September 30, 2010			As of December 31, 2009
	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$178,682	3.5%	$52,812	$108,125	4.9%	$26,400
Other securities	40,754	2.9%	824	24,500	3.1%	370
CMBS receivables	14,204	5.7%	413	—	—	—

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of September 30, 2010 and December 31, 2009, investment in securities of $806,700 and $888,681, respectively, in principal amount of TruPS and subordinated debentures, and $219,868 and $230,768, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

NOTE 5: INVESTMENTS IN REAL ESTATE

As of September 30, 2010, we maintained investments in 44 real estate properties and three parcels of land. As of December 31, 2009, we maintained investments in 36 real estate properties and three parcels of land.

The table below summarizes our investments in real estate as of September 30, 2010:

	Book Value	Number of Properties	Average Physical Occupancy
Multi-family real estate properties	$582,872	33	84.6%
Office real estate properties	215,191	9	52.5%
Retail real estate property	39,364	2	57.7%
Parcels of land	22,208	3	—

Subtotal	859,635	47	74.8%
Plus: Escrows and reserves	5,697
Less: Accumulated depreciation and amortization	(41,451)

Investments in real estate	$823,881

As of September 30, 2010, we have identified three properties as assets held for sale. The carrying amount of these assets is $65,238 and liabilities related to these assets are $10,769. These amounts are included in the investments in real estate and indebtedness, accrued interest payable, accounts payable and accrued expenses, and deferred taxes, borrowers’ escrows and other liabilities financial statement captions. Liabilities related to assets held for sale exclude $48,114 of first mortgages held by RAIT I and RAIT II that are eliminated in our consolidated balance sheet. See Note 14—Assets Held For Sale and Discontinued Operations.

During the nine-month period ended September 30, 2010, we converted seven loans with a carrying value of $110,528, relating to eight multi-family properties and one office property, to owned real estate. Upon conversion, we recorded the nine properties at fair value of $91,287. We previously held bridge or mezzanine loans with respect to these real estate properties.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

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

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the 11 properties acquired during the nine-month period ended September 30, 2010, on the respective date of each conversion, for the real estate accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$113,190
Cash and cash equivalents	561
Restricted cash	1,735
Other assets	4,178

Total assets acquired	119,664
Liabilities assumed:
Loans payable on real estate	17,372
Accounts payable and accrued expenses	3,812
Other liabilities	1,832

Total liabilities assumed	23,016

Estimated fair value of net assets acquired	$96,648

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective conversion date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans	$109,661
Other considerations	(13,013)

Total fair value of consideration transferred	$96,648

During the nine-month period ended September 30, 2010, these investments contributed revenue of $6,600 and a net loss allocable to common shares of $931. During the nine-month period ended September 30, 2010, we did not incur any third-party acquisition-related costs.

Our consolidated unaudited pro forma information, after including the acquisition of real estate properties, is presented below as if the acquisition occurred on January 1, 2009 and 2010, respectively. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Nine-Month Period Ended September 30, 2010	For the Nine-Month Period Ended September 30, 2009
Total revenue, as reported	$116,310	$159,035
Pro forma revenue	119,738	166,938
Net income (loss) allocable to common shares, as reported	68,653	(456,791)
Pro forma net income (loss) allocable to common shares	68,670	(455,419)

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

As of September 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

As of September 30, 2010, our investments in real estate of $823,881 are financed through $85,817 of mortgages held by third parties and $756,392 of mortgages held by our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

NOTE 6: INDEBTEDNESS

We maintain various forms of long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs. The following table summarizes our total recourse and non-recourse indebtedness as of September 30, 2010:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
Convertible senior notes (1)	$143,613	$143,447	6.9%	Apr. 2027
Secured credit facilities	38,736	38,736	4.7%	Feb. 2011 to Dec. 2011
Senior secured notes	63,950	63,950	11.7%	Apr. 2014
Loans payable on real estate	22,432	22,432	5.5%	Apr. 2012 to Sept. 2012
Junior subordinated notes, at fair value (2)	38,052	4,422	9.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	331,883	298,087	7.8%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (3)(4)	1,370,250	1,370,250	0.7%	2045 to 2046
CDO notes payable, at fair value (2)(3)(5)	1,172,505	147,473	1.0%	2037 to 2038
Loans payable on real estate	63,375	63,375	5.8%	Nov. 2010 to Aug. 2016

Total non-recourse indebtedness	2,606,130	1,581,098	1.0%

Total indebtedness	$2,938,013	$1,879,185	1.8%

(1)	Our convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(4)	Collateralized by $1,771,696 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(5)	Collateralized by $1,348,963 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of September 30, 2010 was $896,099. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by RAIT or RAIT Partnership. As indicated in the table above, our consolidated financial statements include recourse indebtedness of $298,087 as of September 30, 2010. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (such as CDOs and other securitization vehicles) and loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the nine-month period ended September 30, 2010 is as follows:

Recourse Indebtedness

Convertible senior notes. During the nine-month period ended September 30, 2010, we repurchased $102,750 in aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, or the convertible senior notes, for a total consideration of $72,637. The purchase price consisted of $12,357 in cash, the issuance of 18,915,000 common shares, and the issuance of a $22,000 10.0% Senior Secured Convertible Note due April 2014, or the senior secured convertible note. See “Senior Secured Convertible Note” below. As a result of these transactions, we recorded gains on extinguishment of debt of $29,974, net of deferred financing costs and unamortized discounts that were written off.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

Secured credit facilities. As of September 30, 2010, we have borrowed an aggregate amount of $38,736 under three secured credit facilities, each with a different bank. All of our secured credit facilities are secured by designated commercial mortgages and mezzanine loans. As of September 30, 2010, the first secured credit facility had an unpaid principal balance of $20,576 which is payable in December 2011 under the current terms of this facility. As of September 30, 2010, the second secured credit facility had an unpaid principal balance of $16,160 which is payable in October 2011 under the current terms of this facility. As of September 30, 2010, the third secured credit facility had an unpaid principal balance of $2,000. We are amortizing this balance with monthly principal repayments of $500 which will result in the full repayment of this credit facility by February 2011.

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

Junior subordinated notes, at fair value. On October 25, 2010, pursuant to a securities exchange agreement, we exchanged $18,671 in aggregate principal amount of the junior subordinated notes with an interest rate of 8.7% for $18,671 of junior subordinated notes with a reduced interest rate and provided $5,000 of our convertible senior notes as collateral for the new junior subordinated notes. The new junior subordinated notes have a fixed rate of interest of 0.5% through March 30, 2015, thereafter with a floating rate of three-month LIBOR plus 400 basis points, with such floating rate not to exceed 7.0%. The maturity date remains the same at March 30, 2035. At issuance, we elected to record these junior subordinated notes at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their interest coverage and overcollateralization triggers, or OC Triggers, tests as of September 30, 2010.

During the nine-month period ended September 30, 2010, we repurchased, from the market, a total of $26,500 in aggregate principal amount of CDO notes payable issued by RAIT II. The aggregate purchase price was $4,840 and we recorded a gain on extinguishment of debt of $21,316, net of deferred financing costs that were written off.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC Trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC Trigger test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC Trigger test failures are due to defaulted collateral assets and credit risk securities. During the nine-month period ended September 30, 2010, $12,556 of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with our operating and financial structure

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of September 30, 2010, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010		As of December 31, 2009
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$1,750,698	$(254,287)	$1,826,167	$(186,986)
Interest rate caps	36,000	1,369	36,000	1,335

Net fair value	$1,786,698	$(252,918)	$1,862,167	$(185,651)

For interest rate swaps that are considered effective hedges, we reclassified realized gains (losses) of $(11,391) and $(8,592) to earnings for the three-month periods ended September 30, 2010 and 2009. For interest rate swaps that are considered ineffective hedges, we reclassified unrealized gains (losses) of $12 and $15 to earnings for the three-month periods ended September 30, 2010 and 2009.

The following table summarizes the effect on income by derivative instrument type for the nine-month periods ended September 30, 2010 and 2009:

	For the Nine-Month Period Ended September 30, 2010		For the Nine-Month Period Ended September 30, 2009
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)
Interest rate swaps	$(34,662)	$50	$(33,551)	$(450)
Currency options	—	—	—	(21)

Total	$(34,662)	$50	$(33,551)	$(471)

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges were thereafter recorded in earnings. As of September 30, 2010, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $970,276 and a liability with a fair value of $139,772. See Note 8: “Fair Value of Financial Instruments” for the changes in value of these hedges during the three-month and nine-month periods ended September 30, 2010 and 2009. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

Amounts reclassified to earnings associated with effective cash flow hedges are reported in investment interest expense and the fair value of these hedge agreements is included in other assets or derivative liabilities.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

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

The following table summarizes the carrying amount and the fair value of our financial instruments as of September 30, 2010:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,283,187	$1,213,398
Investments in securities and security-related receivables	705,209	705,209
Cash and cash equivalents	25,680	25,680
Restricted cash	196,405	196,405
Derivative assets	1,369	1,369
Liabilities
Recourse indebtedness:
Convertible senior notes	143,447	101,743
Secured credit facilities	38,736	38,736
Senior secured notes	63,950	63,950
Junior subordinated notes, at fair value	4,422	4,422
Junior subordinated notes, at amortized cost	25,100	2,917
Loans payable on real estate	22,432	22,432
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,370,250	668,690
CDO notes payable, at fair value	147,473	147,473
Loans payable on real estate	63,375	63,375
Derivative liabilities	254,287	254,287

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of September 30, 2010
Trading securities
TruPS	$—	$—	$456,465	$456,465
Other securities	—	—	—	—
Available-for-sale securities	—	90	—	90
Security-related receivables
TruPS receivables	—	—	86,786	86,786
Unsecured REIT note receivables	—	62,546	—	62,546
CMBS receivables	—	72,578	—	72,578
Other securities	—	26,744	—	26,744
Derivative assets	—	1,369	—	1,369

Total assets	$—	$163,327	$543,251	$706,578

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a) (b)	Significant Unobservable Inputs (Level 3) (b)	Balance as of September 30, 2010
Junior subordinated notes, at fair value	$—	$—	$4,422	$4,422
CDO notes payable, at fair value	—	—	147,473	147,473
Derivative liabilities	—	254,287	—	254,287

Total liabilities	$—	$254,287	$151,895	$406,182

(a)	During the nine-month period ended September 30, 2010, there were no transfers between Level 1 and Level 2, nor were there any transfers into or out of assets categorized as Level 3.
(b)	During the nine-month period ended September 30, 2010, we determined that junior subordinated notes elected under the fair value option should be categorized as a Level 3 liability due to the limited market activity for these financial instruments and increased reliance on management’s estimates and assumptions.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value for the nine-month period ended September 30, 2010:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2009	$471,106	$73,649	$544,755
Change in fair value of financial instruments	196,434	16,418	212,852
Purchases and sales, net	(140,203)	(3,281)	(143,484)
Deconsolidation of VIEs	(70,872)	—	(70,872)

Balance, as of September 30, 2010	$456,465	$86,786	$543,251

Liabilities	Trust Preferred Obligations	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2009	$70,872	$146,557	$—	$217,429
Change in fair value of financial instruments	—	13,472	—	13,472
Purchases and sales, net	—	(12,556)	—	(12,556)
Deconsolidation of VIEs	(70,872)	—	—	(70,872)
Transfer in from Level 2 to Level 3 (a)	—	—	4,422	4,422

Balance, as of September 30, 2010	$—	$147,473	$4,422	$151,895

(a)	During the nine-month period ended September 30, 2010, we determined that junior subordinated notes elected under the fair value option should be categorized as a Level 3 liability due to the limited market activity for these financial instruments and increased reliance on management’s estimates and assumptions.

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
Description	2010	2009	2010	2009
Change in fair value of trading securities and security-related receivables	$26,004	$13,300	$109,003	$(168,736)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	7,555	7,445	(891)	159,039
Change in fair value of derivatives	(19,322)	(24,553)	(72,992)	(2,559)

Change in fair value of financial instruments	$14,237	$(3,808)	$35,120	$(12,256)

The changes in the fair value for the investment in securities, CDO notes payable and other liabilities for which the fair value option was elected for the three-month and nine-month periods ended September 30, 2010 and 2009 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of derivatives for which the fair value option was elected for the three-month and nine-month periods ended September 30, 2010 and 2009 was mainly due to changes in interest rates.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 9: VARIABLE INTEREST ENTITIES

On January 1, 2010, we adopted an accounting standard which provided guidance when to consolidate a VIE. Under the new standard, the determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. Upon adoption, we evaluated our investments under this new consolidation standard and the following changes in previous consolidation conclusions were made:

•

TruPS Investment and Obligations – Previously, we held implicit interests in trusts which issued TruPS. Under the previous consolidation guidance, we were considered to be primary beneficiaries of the trusts and reported their assets and liabilities in our consolidated balance sheet. RAIT does not meet both criteria to be the primary beneficiary of these entities as we do not have the power to direct the activities of the underlying trusts. Therefore, we deconsolidated these entities as of January 1, 2010 thereby reducing our assets and liabilities by $70,872.

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

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date. As of September 30, 2010, our consolidated VIEs were: Taberna Preferred Funding VIII, Ltd., Taberna Preferred Funding IX, Ltd, RAIT CRE CDO I, Ltd., RAIT Preferred Funding II, Ltd., Willow Grove and Cherry Hill.

	As of September 30, 2010	As of December 31, 2009 (a)
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,933,494	$1,959,118
Allowance for losses	(10,738)	(10,903)

Total investments in mortgages and loans	1,922,756	1,948,215
Investments in real estate	21,353	—
Investments in securities and security-related receivables, at fair value	705,123	694,809
Cash and cash equivalents	45	272
Restricted cash	157,286	117,322
Accrued interest receivable	51,134	38,397
Deferred financing costs, net of accumulated amortization of $8,016 and $5,897, respectively	18,591	20,132

Total assets	$2,876,288	$2,819,147

Liabilities and Equity
Indebtedness (including $147,473 and $217,429 at fair value, respectively)	$1,706,876	$1,794,339
Accrued interest payable	31,350	21,855
Accounts payable and accrued expenses	1,147	232
Derivative liabilities	254,287	186,986
Deferred taxes, borrowers’ escrows and other liabilities	1,756	3,136

Total liabilities	1,995,416	2,006,548
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(147,554)	(115,004)
RAIT Investment	123,871	167,011
Retained earnings (deficit)	904,555	760,592

Total shareholders’ equity	880,872	812,599

Total liabilities and equity	$2,876,288	$2,819,147

(a)	Includes the assets and liabilities described in the TruPS Investments and Obligations above. Based on the adoption of the accounting standard, these VIEs were deconsolidated as of January 1, 2010 and no longer appear in our consolidated financial statements. Upon deconsolidation, investments in securities and indebtedness both decreased by $70,872 as of January 1, 2010.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

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

On July 27, 2010, our board of trustees declared third quarter 2010 cash dividends of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on September 30, 2010 to holders of record on September 1, 2010 and totaled $3,406.

On October 28, 2010, our board of trustees declared fourth quarter 2010 cash dividends of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on December 31, 2010 to holders of record on December 1, 2010.

Common Shares

Share Repurchases:

On January 26, 2010, the compensation committee approved a cash payment to the Board’s eight non-management trustees intended to constitute a portion of their respective 2010 annual non-management trustee compensation. The cash payment was subject to terms and conditions set forth in a letter agreement, or the letter agreement, between each of the non-management trustees and RAIT. The terms and conditions included a requirement that each trustee use a portion of the cash payment to purchase RAIT’s common shares in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The aggregate amount required to be used by all of the non-management trustees to purchase common shares was $240 and was used to purchase 152,800 common shares, in the aggregate, in March 2010.

Equity Compensation:

On January 26, 2010, the compensation committee awarded 1,500,000 phantom units, valued at $1,905 using our closing stock price of $1.27 on that date, to our executive officers. Half of these awards vested immediately and the remainder vests in one year from the date of grant. On January 26, 2010, the compensation committee awarded 500,000 phantom units, valued at $635 using our closing stock price of $1.27 on that date, to our non-executive officer employees. These awards generally vest over three-year periods.

During the nine-month period ended September 30, 2010, 73,425 phantom unit awards were redeemed for common shares. These phantom units were fully vested at the time of redemption.

Share Issuances:

During the nine-month period ended September 30, 2010, we issued 18,915,000 common shares, along with cash and the issuance of a senior secured convertible note, to repurchase $102,750 of our convertible notes.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we have registered and reserved for issuance, in the aggregate, 18,787,635 common shares. During the nine-month period ended September 30, 2010, we issued a total of 1,918,831 common shares pursuant to the DRSPP at a weighted-average price of $2.29 per share and we received $4,353 of proceeds. As of September 30, 2010, 11,711,509 common shares, in aggregate, remain available for issuance under the DRSPP.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

Standby Equity Distribution Agreement (SEDA):

On January 13, 2010, we entered into a standby equity distribution agreement, or the SEDA, with YA Global Master SPV Ltd., or YA Global, which is managed by Yorkville Advisors, LLC, whereby YA Global agreed to purchase up to $50,000, or the commitment amount, worth of newly issued RAIT common shares upon notices given by us, subject to the terms and conditions of the SEDA. The number of common shares issued or issuable pursuant to the SEDA, in the aggregate, cannot exceed 12,500,000 common shares. The SEDA terminates automatically on the earlier of January 13, 2012 or the date YA Global has purchased $50,000 worth of common shares under the SEDA. During the period from the effective date of the SEDA through September 30, 2010, 1,152,984 common shares were issued pursuant to this arrangement at a weighted average price of $2.17 and we received $2,500 of proceeds. As of September 30, 2010, 11,347,016 common shares, in the aggregate, remain available for issuance under the SEDA.

Capital on Demand™ Sales Agreement:

On August 6, 2010, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 17,500,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. During the period from the effective date of the COD sales agreement through September 30, 2010, 549,518 common shares were issued pursuant to this arrangement at a weighted average price of $1.57 and we received $863 of proceeds. In October 2010, 1,584,234 common shares were issued pursuant to the COD sales agreement at a weighted average price of $1.74 and we received $2,750 of proceeds. After reflecting the common shares issued in October 2010, 15,366,248 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2010 and 2009:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2010	2009	2010	2009
Income (loss) from continuing operations	$20,804	$(22,225)	$79,707	$(458,583)
(Income) loss allocated to preferred shares	(3,406)	(3,406)	(10,227)	(10,227)
(Income) loss allocated to noncontrolling interests	210	503	803	12,900

Income (loss) from continuing operations allocable to common shares	17,608	(25,128)	70,283	(455,910)
Income (loss) from discontinued operations	(2,556)	436	(1,630)	(881)

Net income (loss) allocable to common shares	$15,052	$(24,692)	$68,653	$(456,791)

Weighted-average shares outstanding—Basic	90,990,778	65,025,946	82,153,353	64,990,708
Dilutive securities under the treasury stock method	1,670,657	—	1,248,590	—

Weighted-average shares outstanding—Diluted	92,661,435	65,025,946	83,401,943	64,990,708

Earnings (loss) per share—Basic:
Continuing operations	$0.20	$(0.39)	$0.86	$(7.02)
Discontinued operations	(0.03)	0.01	(0.02)	(0.01)

Total earnings (loss) per share—Basic	$0.17	$(0.38)	$0.84	$(7.03)

Earnings (loss) per share—Diluted:
Continuing operations	$0.19	$(0.39)	$0.84	$(7.02)
Discontinued operations	(0.03)	0.01	(0.02)	(0.01)

Total earnings (loss) per share—Diluted	$0.16	$(0.38)	$0.82	$(7.03)

For the three-month and nine-month periods ended September 30, 2009, securities convertible into 15,104,889 and 15,799,188 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three-month and nine-month periods ended September 30, 2010, securities convertible into 11,094,817 common shares were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

Our Chairman, Betsy Z. Cohen, is the Chief Executive Officer and a director of The Bancorp, Inc., or Bancorp, and Chairman of the Board and Chief Executive Officer of its wholly-owned subsidiary, The Bancorp Bank, a commercial bank. On September 22, 2010, Mrs. Cohen advised our Board of Trustees that she plans to retire as our Chairman of the Board and as a Trustee effective December 31, 2010. Mrs. Cohen’s son, Daniel G. Cohen, was our chief executive officer from the date of the Taberna acquisition until his resignation from that position on February 22, 2009. Mr. Cohen was a trustee of RAIT from the date of the Taberna acquisition until his resignation from that position on February 26, 2010. Mr. Cohen is the Chairman of the Board of Bancorp and Vice-Chairman of the Board of Bancorp Bank. Scott F. Schaeffer is our Chief Executive Officer and President and, effective December 31, 2010 upon the retirement of Mrs. Cohen, will become our Chairman and a Trustee on our Board of Trustees. Mr. Schaeffer’s spouse, Linda Schaeffer, is a director of Bancorp and she and Mr. Schaeffer own, in the aggregate, less than 1% of Bancorp’s outstanding common shares. Each transaction with Bancorp is described below:

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of September 30, 2010 and December 31, 2009, we had $112 and $410, respectively, of cash and cash equivalents and $580 and $1,601, respectively, of restricted cash on deposit at Bancorp. During the three-month and nine-month periods ended September 30, 2009, we received $0 and $11 of interest income from Bancorp. We did not receive any interest income from the Bancorp during the three-month and nine-month periods ended September 30, 2010. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp at an annual rental expense based upon the amount of square footage occupied. We have signed a sublease agreement with a third party for the remaining term of our sublease. Rent paid to Bancorp was $79 and $71 for the three-month periods ended September 30, 2010 and 2009, respectively, and $226 and $239 for the nine-month periods ended September 30, 2010 and 2009. Rent received for our sublease was $42 and $124 for the three-month and nine-month periods ended September 30, 2010, respectively.

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

a). Office Leases—We maintain sub-lease agreements for shared office space and facilities with Cohen & Company. Rent expense during the three-month periods ended September 30, 2010 and 2009, relating to these leases was $12 and for the nine-month periods ended September 30, 2010 and 2009 was $37. Rent expense has been included in general and administrative expense in the accompanying consolidated statements of operations. Future minimum lease payments due over the remaining term of the lease are $271.

b). Common Shares— As of December 31, 2009, Cohen & Company and its affiliate entities owned 510,434 of our common shares. During the period ended September 30, 2010, Cohen & Company and its affiliates sold these shares and do not own any of our common shares as September 30, 2010.

c). Brokerage Services—During 2010, Cohen & Company sold $7,000 in aggregate principal amount of debt securities to an unrelated third party using the broker-dealer services of RAIT Securities, LLC, for which we earned $38 in principal transaction income. During the nine-month period ended September 30, 2009 we repurchased $14,000 of our RAIT CRE CDO I notes payable rated BBB and $300 of CMBS receivables from a third party using the broker-dealer services of Cohen & Company. Cohen & Company received $113 of total principal transaction income in connection with these transactions.

d). Star Asia—Star Asia is an affiliate of Cohen & Company. During 2010, Star Asia purchased $2,315 in aggregate principal of debt securities from an unrelated third party using the broker-dealer services of RAIT Securities, LLC, for which we did not earn any principal transaction income. In March 2009, Star Asia issued debt securities to a third party, upon which a subsequent exchange offer was entered into with Taberna Preferred Funding III, Ltd., or Taberna III, for $22,425 and Taberna Preferred Funding IV, Ltd., or Taberna IV, for $19,434. Taberna Capital Management was the collateral manager for Taberna III and Taberna IV. We received an opinion from an independent third party concluding that the transaction was fair from Taberna III and IV’s financial viewpoint. There were no fees earned by Taberna Capital Management or Star Asia. In June 2009 we sold our interests in Taberna III and Taberna IV. See Note 13—Asset Dispositions.

e). Kleros Preferred Funding VIII, Ltd.—Kleros Preferred Funding VIII, Ltd., or Kleros VIII, is a securitization managed by Cohen & Company. In June 2007, we purchased approximately $26,400 in par amount of bonds rated A through BBB issued by Kleros VIII, for a purchase price of approximately $23,997. As of September 30, 2010, the bonds have a current fair value of $0 and have been on non-accrual since December 31, 2007.

Edward E. Cohen, the spouse of Betsy Z. Cohen and father of Daniel G. Cohen, is the Chairman of Resource America, Inc, or Resource America. Jonathan Z. Cohen, the son of Betsy Z. Cohen and brother of Daniel G. Cohen, is the Chief Executive Officer of

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

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

Brandywine Construction & Management, Inc., or Brandywine, is an affiliate of Edward E. Cohen. Brandywine provided real estate management services to two properties underlying our investments in real estate. During the three-month periods ended September 30, 2010 and 2009, Brandywine earned management fees of $22 and $29, respectively, and $74 and $75 for the nine-month periods ended September 30, 2010 and 2009. We believe that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties.

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

Previously we consolidated Taberna Preferred Funding III, Ltd, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd., four securitizations in which we were determined to be the primary beneficiary primarily due to our majority ownership of the equity interests issued by the securitizations. On June 25, 2009, we sold all of our equity interests and a portion of the non-investment grade debt that we owned in these four securitizations and determined that we were no longer the primary beneficiary and, therefore, we deconsolidated the securitizations in accordance with FASB ASC Topic 810, “Consolidation”. We recorded losses on the sales of assets related to these VIEs of $313,808 in June 2009.

Summarized Statement of Operations

The table below summarizes the statement of operations for the four Taberna CDOs and six residential mortgage portfolios sold in June and July 2009, respectively. The information presented below is for the nine-month periods ended September 30, 2009 (dollars in thousands).

For the Nine- Months Ended September 30, 2009
Revenue:
Investment interest income	$176,780
Investment interest expense	(129,899)

Net interest margin	46,881
General and administrative expenses	(830)
Provision for losses	(101,980)

Income before other income (expense)	(55,929)
Losses on sales of assets	(375,649)
Change in fair value of financial instruments	(59,716)

Net income (loss)	(491,294)
(Income) loss allocated to noncontrolling interests	12,053

Net income (loss) allocable to common shares	$(479,241)

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 14: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

As of September 30, 2010, we have three properties designated as held for sale. As of December 31, 2009, we had four properties designated as held for sale, including two properties that were sold or deconsolidated during the nine-month period ended September 30, 2010. The following table summarizes the consolidated balance sheet of the real estate properties classified as assets held for sale:

	As of September 30, 2010	As of December 31, 2009
Assets:
Investments in real estate	$61,245	$79,790
Cash and cash equivalents	968	1,069
Other assets	2,884	2,410
Deferred financing costs, net	141	161

Total assets held for sale	$65,238	$83,430

Liabilities:
Other indebtedness	8,490	18,508
Accrued interest payable	46	62
Accounts payable and accrued expenses	1,322	1,667
Other liabilities	911	766

Total liabilities related to assets held for sale (a)	$10,769	$21,003

(a)	Liabilities related to assets held for sale exclude $48,114 of first mortgages held by RAIT’s CDO securitizations that are eliminated against the corresponding investment asset in our consolidated balance sheet.

For the three-month and nine-month periods ended September 30, 2010 and 2009, income (loss) from discontinued operations relates to three real estate properties designated as held for sale and four real estate properties sold or deconsolidated since January 1, 2009. The following table summarizes revenue and expense information for real estate properties classified as discontinued operations:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2010	2009	2010	2009
Revenue:
Rental income	$2,397	$2,140	$7,495	$7,320
Expenses:
Real estate operating expense	1,411	1,597	4,626	4,893
General and administrative expense	—	—	—	19
Depreciation expense	631	848	1,856	2,071

Total expenses	2,042	2,445	6,482	6,983

Income (loss) before interest and other income	355	(305)	1,013	337
Interest and other income	—	207	2	445

Income (loss) from discontinued operations	355	(98)	1,015	782
Gain (loss) on sale of assets	(2,911)	534	(2,645)	(1,663)

Total income (loss) from discontinued operations	$(2,556)	$436	$(1,630)	$(881)

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2010

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 15: COMMITMENTS AND CONTINGENCIES

Riverside National Bank of Florida Litigation

RAIT subsidiary Taberna Capital Management, LLC is one of fifteen defendants in a lawsuit by the Federal Deposit Insurance Corporation, as Receiver for Riverside National Bank of Florida. The lawsuit was originally commenced by Riverside on August 6, 2009 in the Supreme Court of the State of New York, County of Kings, and subsequently discontinued without prejudice and refiled in New York County on November 13, 2009. On April 16, 2010, the Office of the Comptroller of the Currency closed Riverside and named the FDIC as receiver and thus as successor-in-interest to Riverside as plaintiff in the action. On June 3, 2010, the defendants removed the case to the United States District Court for the Southern District of New York. The action, now titled FDIC v. The McGraw-Hill Companies, Inc., Moody’s Investors Service, Inc., Fitch, Inc., Taberna Capital Management, LLC, Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management LLC, FTN Financial Capital Markets, Keefe Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., JPMorgan Chase & Co., J.P. Morgan Securities Inc., Citigroup Global Markets, Credit Suisse Securities (USA) LLC, ABN Amro, Inc., Cohen & Company, and SunTrust Robinson Humphrey, Inc., asserts claims in connection with Riverside’s purchase of certain CDO securities, including securities from the Taberna Preferred Funding II, IV, and V CDOs. Riverside alleges that offering materials issued in connection with the CDOs it purchased did not adequately disclose the process by which the rating agencies rated each of the securities. Riverside also alleges, among other things, that the offering materials should have disclosed an alleged conflict of interest of the rating agencies as well as the role that the rating agencies played in structuring each CDO. Riverside seeks damages in excess of $132 million, rescission of its purchases of the securities at issue, an accounting of certain amounts received by the defendants together with the imposition of a constructive trust, and punitive damages of an unspecified amount.

On June 25, 2010, the federal court directed the parties to refile papers supporting and opposing the defendants’ motions to dismiss, which had been filed in state court but not argued or decided. On August 20, 2010, the court granted the FDIC’s motion for substitution of counsel and to stay the action for 90 days, and on October 28, 2010, it granted an additional 90-day stay at the FDIC’s request. Defendants must refile their motions to dismiss or answer Plaintiff’s complaint by February 23, 2011. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders of RAIT Financial Trust

We have reviewed the accompanying consolidated balance sheet of RAIT Financial Trust and subsidiaries as of September 30, 2010, and the related consolidated statements of operations, comprehensive income (loss) and cash flows for the three and nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Notes 2(m) and 9 to the consolidated financial statements, the Company adopted the new accounting standards classified under FASB ASC Topic 810 “Consolidation” for variable interest entities on January 1, 2010.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year then ended (included in Item 5 of this Quarterly Report), and in our report dated March 1, 2010 (except for Notes 6 and 15, as to which the date is November 5, 2010), we expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania November 5, 2010

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

Overview

We are a vertically integrated commercial real estate company capable of originating, investing in, managing, servicing, trading and advising on commercial real estate-related assets. In 2010, we continue to make progress in adapting RAIT to the current market environment. We are positioning RAIT for future growth in its historical core competency, commercial real estate lending, while diversifying the revenue generated from our commercial real estate loans and properties and reducing or removing other non-core assets and activities.

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

•	creating value through investing in our commercial real estate properties and implementing cost savings programs to help maximize property value;

•	reducing our leverage while developing new financing sources;

•	managing our investment portfolios to reposition non-performing assets, increase our cash flows and ultimately recover the carrying value of our assets; and

•	managing the size and cost structure of our business to match our operating environment.

We generated net income allocable to common shares of $68.7 million, or $0.82 per common share-diluted, during the nine-month period ended September 30, 2010. The primary items affecting our operating performance were the following:

•

Gains on debt extinguishments. During the nine-month period ended September 30, 2010, we repurchased $102.8 million of our convertible notes and $26.5 million of our CDO notes payable for total consideration of $77.5 million. The consideration was comprised of: cash of $19.4 million, the issuance of a $22.0 million convertible senior note and 18.9 million common shares. These transactions generated $51.3 million in gains on extinguishment of debt. See “Liquidity and Capital Resources-Capitalization” below for more information regarding these transactions.

•

Provision for losses. The provision for losses recorded during the nine-month period ended September 30, 2010 was $35.8 million. While we recorded additional provision for losses during the nine-month period ended September 30, 2010, we saw improvement in the performance of our portfolio of commercial real estate loans from prior quarters.

•

Change in fair value of financial instruments. For the nine-month period ended September 30, 2010, the net change in fair value of financial instruments increased net income by $35.1 million. Generally, the change in fair value of our financial assets, which are recorded at fair value under FASB ASC Topic 825, “Financial Instruments”, was the primary driver of this improvement with several of our assets improving. This is consistent with the general improvement in asset pricing throughout the financial sector during the first and second quarters of 2010.

We expect to continue to focus our efforts on enhancing our commercial real estate property portfolio and our commercial real estate loan portfolio, which are our primary investment portfolios. We are seeing signs of stabilization in these portfolios, including improved occupancy rates in our commercial real estate property portfolio. Although certain economic conditions are improving, some of our borrowers within our commercial real estate loan portfolio are under financial stress. Where it is likely to enhance our ultimate returns, we will consider restructuring loans or foreclosing on the underlying property. During the nine-month period ended September 30, 2010, we converted seven loans into directly owned real estate. We expect to engage in ongoing workout activity with respect to our commercial real estate loans that may result in the conversion of some of the properties into owned real estate. We may take a non-cash charge to earnings at the time of any loan conversion to the extent the amount of our loan, reduced by any allowance for losses and certain other expenses, exceeds the fair value of the property at the time of the conversion. The conversion of loans to owned properties is reflected in the growing portion of our revenue derived from rental income as opposed to net interest margin.

We are seeking to develop new sources of fee income. As described below under “Securitizations,” in April 2010 we sold or delegated our collateral management rights and responsibilities relating to eight unconsolidated Taberna securitizations which will reduce our collateral management fees for managing securitizations going forward. We are seeking to enhance our fee income through management fees generated by our property management subsidiaries, Jupiter Communities, LLC and CRP Commercial Services, LLC, and commissions and other fees generated by our broker/dealer subsidiary, RAIT Securities, LLC, as well as other potential new businesses. We may also generate fee income by developing arrangements with third parties to originate commercial real estate investments.

Key Statistics

Set forth below are key statistics relating to our business through September 30, 2010 (dollars in thousands, except per share data):

	As of or For the Three-Month Periods Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Financial Statistics:
Recourse debt maturing within 1-year	$7,919	$9,919	$10,905	$24,390	$49,494
Assets under management (a)	$3,901,342	$4,014,556	$9,911,824	$10,126,853	$10,374,491
Debt to equity	2.6x	2.7x	2.8x	3.0x	3.3x
Total revenue	$36,484	$37,137	$42,689	$38,475	$41,425
Earnings per share, diluted	$0.16	$0.27	$0.41	$0.24	$(0.38)

Commercial Real Estate (“CRE”) Loan Portfolio (b):
Reported CRE Loans—unpaid principal	$1,216,875	$1,288,466	$1,305,816	$1,360,811	$1,467,806
Non-accrual loans—unpaid principal	$143,212	$131,377	$132,978	$171,372	$246,029
Non-accrual loans as a % of reported loans	11.8%	10.2%	10.2%	12.6%	16.8%
Reserve for losses	$73,029	$70,699	$68,850	$78,636	$77,647
Reserves as a % of non-accrual loans	51.0%	53.8%	51.8%	45.9%	31.6%
Provision for losses	$10,813	$7,644	$17,350	$22,500	$18,467

CRE Property Portfolio:
Reported investments in real estate	$823,881	$803,548	$795,952	$738,235	$645,484
Number of properties owned	47	47	46	39	34
Multifamily units owned	8,231	7,893	7,893	6,967	6,367
Office square feet owned	1,634,997	1,732,626	1,550,401	1,350,177	1,061,244
Retail square feet owned	1,069,588	1,069,588	1,069,652	1,069,643	1,069,643

Average physical occupancy data:
Multifamily properties	84.6%	83.5%	78.0%	77.7%	78.6%
Office properties	52.5%	55.5%	54.2%	48.2%	53.6%
Retail properties	57.7%	58.7%	60.1%	58.0%	57.6%

Total	74.8%	74.4%	70.8%	69.8%	73.1%

(a)	On April 22, 2010 as a result of the sale of our collateral management rights and responsibilities relating to eight unconsolidated Taberna securitizations with $5.9 billion of assets to an affiliate of Fortress Investment Group, LLC, RAIT’s assets under management were reduced to $4.1 billion.
(b)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only and does not include other loans. See Note 3-“Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.

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

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of September 30, 2010 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$710,539	6.7%	Nov. 2010 to Dec. 2020	44
Mezzanine loans	414,939	9.3%	Nov. 2010 to Nov. 2038	114
Preferred equity interests	82,014	9.8%	Nov. 2011 to Aug. 2025	24

Total CRE Loans	1,207,492	7.8%		182
Other loans	77,003	5.3%	Nov. 2010 to Oct. 2016	5

Total investments in loans	$1,284,495	7.6%		187

Due to current economic conditions, we have limited capacity to originate new investments. However, we expect to focus on this asset class when economic conditions improve and as existing loans are repaid.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of September 30, 2010:

(a)	Based on book value.

See “Key Statistics-CRE Loan Portfolio” above for key statistics relating to this portfolio.

Investments in real estate. We generate a return on our real estate investments through rental income and other sources of income from the operations of the real estate underlying our investments. We also benefit from any increase in the value of the real estate in addition to current income. We finance our acquisitions of real estate through a combination of secured mortgage financing provided by financial institutions and existing financing provided by our two CRE loan securitizations. During the nine-month period ended September 30, 2010, we acquired $91.3 million of real estate investments upon conversion of $110.5 million of commercial real estate loans, usually subject to retaining the existing financing provided by our two CRE loan securitizations. Leases for our multi-family properties are generally one-year or less and leases on our office and retail properties are operating leases.

The table below describes certain characteristics of our investments in real estate as of September 30, 2010 (dollars in thousands, except average effective rent):

	Investments in Real Estate (a)	Average Physical Occupancy	Units / Square Feet / Acres	Number of Properties	Average Effective Rent (b)
Multi-family real estate properties (c)	$560,048	84.6%	8,231	33	$713
Office real estate properties (d)	203,858	52.5%	1,634,997	9	18.87
Retail real estate properties (d)	37,767	57.7%	1,069,588	2	9.39
Parcels of land	22,208	—	7.3	3	—

Total	$823,881	74.8%		47

(a)	Investments in real estate include $61.2 million of assets held for sale as of September 30, 2010.
(b)	Based on operating performance for the nine-month period ended September 30, 2010.
(c)	Average effective rent is rent per unit per month.
(d)	Average effective rent is rent per square foot per year.

We expect to continue to protect or enhance our risk-adjusted returns by taking control of properties underlying our commercial real estate loans when restructuring or otherwise exercising our remedies regarding loans that become subject to increased credit risks.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of September 30, 2010:

(a)	Based on book value.

See “Key Statistics-CRE Property Portfolio” above for key statistics relating to this portfolio.

Investment in debt securities. We have provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of September 30, 2010, we retained a controlling interest in two securitizations—Taberna VIII and Taberna IX, which are consolidated entities. All of the collateral assets for the debt securities and the related non-recourse CDO financing obligations are presented at fair value in our reported results.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of September 30, 2010 (dollars in thousands):

			Issuer Statistics
Industry Sector	Estimated Fair Value	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$97,148	2.6%	67.7%	1.5x
Office	143,849	7.8%	65.8%	1.5x
Residential Mortgage	44,252	2.3%	80.2%	3.9x
Specialty Finance	70,947	5.0%	86.1%	1.9x
Homebuilders	62,309	7.8%	62.1%	0.9x
Retail	73,466	3.8%	82.0%	1.6x
Hospitality	26,542	6.3%	77.3%	0.3x
Storage	24,738	8.0%	59.9%	3.9x

Total	$543,251	5.2%	72.1%	1.7x

The chart below describes the equity capitalization of the issuers of the TruPS and subordinated debentures included in our consolidated financial statements as of September 30, 2010:

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

CMBS generally are multi-class debt or pass-through certificates secured or backed by single loans or pools of mortgage loans on commercial real estate properties. Our CMBS investments may include loans and securities that are rated investment grade at the date of origination by one or more nationally-recognized rating agencies, as well as both unrated and non-investment grade loans and securities.

The table and the chart below describe certain characteristics of our real estate-related debt securities as of September 30, 2010 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Book Value
Unsecured REIT note receivables	$62,546	6.6%	7.0	$61,000
CMBS receivables	72,578	6.0%	33.3	158,868
Other securities	26,834	3.0%	32.1	119,407

Total	$161,958	5.0%	28.3	$339,275

(a)	S&P Ratings as of September 30, 2010.

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

As of the most recent payment information, our Taberna I, Taberna VIII and Taberna IX CDO securitizations that we manage were not passing their required interest coverage or OC Triggers and we received only senior asset management fees. While events of default do not currently exist in the CDO securitizations that we manage, we are unable to predict with certainty which CDOs, in the future, will experience events of default or which, if any, remedies the appropriate note holders may seek to exercise in the future. All applicable interest coverage and OC Triggers continue to be met for our two commercial real estate CDOs, RAIT I and RAIT II, and we continue to receive all of our management fees, interest and residual returns from these CDOs. In September 2010, we reduced the amount of debt issued by our two commercial real estate securitizations, RAIT I and RAIT II, by cancelling $37.5 million in aggregate principal amount of non-recourse debt issued by those securitizations that we held.

Set forth below is a summary of the CDO investments in our consolidated securitizations as of the most recent payment information is as follows (dollars in millions):

•

RAIT I—RAIT I has $1.0 billion of total collateral, of which $74.7 million is defaulted. The current O/C test is passing at 123.3% with an O/C trigger of 116.2%. We have invested $181.0 million in this CDO. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees.

•

RAIT II—RAIT II has $814.7 million of total collateral, of which $29.6 million is defaulted. The current O/C test is passing at 114.2% with an O/C trigger of 111.7%. We have invested $224.7 million in this CDO. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees.

•

Taberna VIII—Taberna VIII has $665.7 million of total collateral, of which $115.8 million is defaulted. The current overcollateralization (O/C) test is failing at 87.5% with an O/C trigger of 103.5%. We have invested $133.0 million in this CDO. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

Taberna IX—Taberna IX has $670.0 million of total collateral, of which $189.7 million is defaulted. The current O/C test is failing at 75.5% with an O/C trigger of 105.4%. We have invested $186.5 million in this CDO. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

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

Assets under management represent the total assets that we own or are managing for third parties. While not all AUM generates fee income, it is an important operating measure to gauge our asset growth, volume of originations, size and scale of our operations and our financial performance. AUM includes our total investment portfolio and assets associated with unconsolidated CDOs for which we derive asset management fees.

The table below summarizes our assets under management as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	Assets Under Management at September 30, 2010	Assets Under Management at December 31, 2009
Commercial real estate portfolio (1)	$2,002,645	$2,084,685
European portfolio (2)	—	1,878,601
U.S. TruPS portfolio (3)	1,898,010	6,162,790
Other investments	687	777

Total	$3,901,342	$10,126,853

(1)	As of September 30, 2010 and December 31, 2009, our commercial real estate portfolio was comprised of $1.1 billion and $1.2 billion, respectively, of assets collateralizing RAIT I and RAIT II, $823.9 million and $738.2 million, respectively, of investments in real estate and $66.8 million and $106.6 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(2)	Our European portfolio as of December 31, 2009 was comprised of assets collateralizing Taberna Europe I and Taberna Europe II. On April 22, 2010 as a result of the sale of our collateral management rights and responsibilities relating to eight unconsolidated Taberna securitizations to an affiliate of Fortress Investment Group, LLC, RAIT’s assets under management were reduced by $5.9 billion.
(3)	Our U.S. TruPS portfolio as of December 31, 2009 was comprised of assets collateralizing Taberna I through Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans. On April 22, 2010 as a result of the sale of our collateral management rights and responsibilities relating to eight unconsolidated Taberna securitizations to an affiliate of Fortress Investment Group, LLC, RAIT’s assets under management were reduced by $5.9 billion.

REIT Taxable Income

To qualify as a REIT, we are required to make annual distributions to our shareholders in an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains and with regard to any applicable net operating loss carry-forward. In addition, to avoid certain U.S. federal excise taxes, we are required to make distributions to our shareholders in an amount at least equal to 90% of our REIT taxable income for each year, after applying all net operating losses not utilized in prior years. Because we expect to make distributions based on the foregoing requirements, and not based on our earnings computed in accordance with GAAP, we expect that our distributions may at times be more or less than our reported earnings as computed in accordance with GAAP.

Our board of trustees monitors RAIT’s REIT taxable income and all available net operating losses not utilized in prior years, and under its policy, will determine dividends when a full year of REIT taxable income is available. The board intends to declare a dividend, if any, in at least the amount necessary to maintain RAIT’s REIT status. The board will also consider the composition of any common dividends declared, including the option of paying a portion in cash and the balance in additional common shares. Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient. However, the Internal Revenue Service, in Revenue Procedure 2010-12, has given guidance with respect to certain stock distributions by publicly traded REITS. That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011. It provides that publicly-traded REITs can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met. These conditions include that at least 10% of the aggregate declared distributions be paid in cash and that the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders. The board expects to continue to review and determine the dividends on RAIT’s preferred shares on a quarterly basis.

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

The table below reconciles the differences between reported net income (loss) total taxable income (loss) and estimated REIT taxable income (loss) for the three-month and nine-month periods ended September 30, 2010 and 2009 (dollars in thousands):

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2010	2009	2010	2009
Net income (loss), as reported	$18,248	$(21,789)	$78,077	$(459,464)
Add (deduct):
Provision for losses	10,813	18,467	35,807	204,067
Charge-offs on allowance for losses	(8,497)	(2,757)	(41,428)	(122,013)
Domestic TRS book-to-total taxable income differences:
Income tax (benefit) provision	(627)	(216)	(484)	441
Fees received and deferred in consolidation	(198)	—	(198)	—
Stock compensation, forfeitures and other temporary tax differences	—	1,107	98	173
Capital loss carry-forward offsetting capital gains	—	—	(7,938)	—
Asset impairments	—	—	—	46,015
Capital losses not offsetting capital gains and other temporary tax differences	615	61,841	615	375,649
Change in fair value of financial instruments, net of noncontrolling interests (1)	(14,237)	3,808	(35,120)	(10,002)
Amortization of intangible assets	150	371	673	1,038
CDO investments aggregate book-to-taxable income differences (2)	(11,733)	(12,202)	(38,037)	(49,757)
Accretion of (premiums) discounts	—	—	—	(211)
Other book to tax differences	2,386	85	5,019	142

Total taxable income (loss)	(3,080)	48,715	(2,916)	(13,922)
Less: Taxable income attributable to domestic TRS entities	3,576	(473)	5,422	(7,114)
Plus: Dividends paid by domestic TRS entities	5,500	13	14,000	5,038
Less: Deductible preferred dividends	(3,406)	(3,406)	(10,227)	(10,227)

Estimated REIT taxable income (loss)(3)	$2,590	$44,849	$6,279	$(26,225)

(1)	Change in fair value of financial instruments is reported net of allocation to noncontrolling interests of $(22,258) for the nine-month period ended September 30, 2009.
(2)	Amounts reflect the aggregate book-to-taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.
(3)	As of December 31, 2009, RAIT has an estimated tax net operating loss carry-forward of approximately $35.5 million that may be used to offset its REIT taxable income in the future.

Results of Operations

Three-Month Period Ended September 30, 2010 Compared to the Three-Month Period Ended September 30, 2009

Revenue

Investment interest income. Investment interest income decreased $19.1 million, or 33.9%, to $37.3 million for the three-month period ended September 30, 2010 from $56.4 million for the three-month period ended September 30, 2009. This net decrease was primarily attributable to a decrease in interest income of $8.6 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease primarily resulted from $220.6 million of commercial real estate loans that were converted to owned real estate since September 30, 2009 and $397.8 million in total principal amount of investments on non-accrual status as of September 30, 2010 compared to $363.7 million as of September 30, 2009.

Investment interest expense. Investment interest expense decreased $12.9 million, or 36.5%, to $22.4 million for the three-month period ended September 30, 2010 from $35.3 million for the three-month period ended September 30, 2009. This net decrease was primarily attributable to a decrease in interest expense of $8.0 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease is primarily attributable to repurchases of $102.8 million of our convertible senior notes since September 30, 2009, net of additional interest cost incurred for the issuance of new debt instruments associated therewith.

Rental income. Rental income increased $6.8 million, or 58.4%, to $18.4 million for the three-month period ended September 30, 2010 from $11.6 million for the three-month period ended September 30, 2009. This increase was primarily attributable to: $3.8 million resulting from 11 new properties, with direct real estate investments of $182.9 million, acquired or consolidated since

September 30, 2009, $1.6 million resulting from a full quarter of operations at four properties acquired or consolidated during the three-month period ended September 30, 2009 and $1.4 million resulting from increased occupancy at properties acquired or consolidated prior to July 1, 2009. Occupancy increased 5.4% to 79.2% as of September 30, 2010 from 73.8% as of September 30, 2009 for properties acquired or consolidated prior to July 1, 2009.

Fee and other income. Fee and other income decreased $5.5 million, or 63.3%, to $3.2 million for the three-month period ended September 30, 2010 from $8.7 million for the three-month period ended September 30, 2009. Fee income from our restructuring advisory services decreased $1.8 million for the three-month period ended September 30, 2010 compared to the three-month period ended September 30, 2009 and asset management fees decreased $2.7 million due to the sale or delegation of our collateral management rights and responsibilities relating to eight Taberna securitizations during April 2010.

Expenses

Real estate operating expense. Real estate operating expense increased $5.5 million, or 53.8%, to $15.6 million for the three-month period ended September 30, 2010 from $10.1 million for the three-month period ended September 30, 2009. This increase was primarily attributable to: $2.2 million resulting from 11 new properties, with direct real estate investments of $182.9 million, acquired or consolidated since September 30, 2009, $2.0 million resulting from a full three months of operations at four properties acquired or consolidated during the three-month period ended September 30, 2009 and $1.3 million of higher operating expenses from properties acquired or consolidated prior to July 1, 2009.

Compensation expense. Compensation expense decreased $1.0 million, or 13.4%, to $6.8 million for the three-month period ended September 30, 2010 from $7.8 million for the three-month period ended September 30, 2009. This decrease is primarily due to lower stock compensation expense of $0.3 million and lower bonus expense of $0.3 million during the three-month period ended September 30, 2010 compared to the three-month period ended September 30, 2009.

General and administrative expense. General and administrative expense decreased $1.1 million, or 19.3%, to $4.3 million for the three-month period ended September 30, 2010 from $5.4 million for the three-month period ended September 30, 2009. This decrease is primarily due to lower consulting and professional fees of $0.7 million and lower rent expenses of $0.2 million during the three-month period ended September 30, 2010 compared to the three-month period ended September 30, 2009.

Provision for losses. During the three-month periods ended September 30, 2010 and 2009, the provision for losses related to our investments in our commercial mortgage loan portfolio decreased by $7.7 million, or 41.4%, to $10.8 million for the three-month period ended September 30, 2010 from $18.5 million for the three-month period ended September 30, 2009. Subsequent to September 30, 2009, we transitioned 12 loans to real estate owned properties, with direct real estate investments of $188.5 million, including one property that was sold and one asset held for sale, and realized losses of $32.1 million when these loans were converted from impaired loans to owned real estate. While we believe we have adequately reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Depreciation expense. Depreciation expense increased $2.1 million, or 43.1%, to $7.2 million for the three-month period ended September 30, 2010 from $5.1 million for the three-month period ended September 30, 2009. This increase was primarily attributable to 11 new properties, with direct real estate investments of $182.9 million, acquired or consolidated since September 30, 2009.

Amortization of intangible assets. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006 and Jupiter Communities on May 1, 2009. Amortization expense decreased $0.2 million, or 59.6%, to $0.2 million for the three-month period ended September 30, 2010 from $0.4 million for the three-month period ended September 30, 2009. This decrease resulted from a $6.2 million charge-off to net intangible assets in connection with the sale or delegation of our collateral management rights and responsibilities relating to eight Taberna securitizations during April 2010.

Other Income (Expense)

Gains (losses) on sale of assets. During the three-month period ended September 30, 2009, losses on sale of assets are attributable solely to the disposition of our residential mortgage portfolio. On July 16, 2009, we sold all of our retained interests in our six residential mortgage securitizations and recorded losses on sales of assets of $61.8 million.

Gains on extinguishment of debt. Gains on extinguishment of debt during the three-month period ended September 30, 2010 are attributable to the repurchase of $28.3 million in aggregate principal amount of convertible senior notes and $10.0 million in aggregate principal amount of CDO notes payable. The aggregate debt was repurchased from the market for 10,725,000 of our common shares and $4.9 million of cash. As a result of these repurchases, we recorded gains on extinguishment of debt of $14.3 million.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the three-month periods ended September 30, 2010 and 2009, the fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three-Month Period Ended September 30, 2010	For the Three-Month Period Ended September 30, 2009
Change in fair value of trading securities and security-related receivables	$26,004	$13,300
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	7,555	7,445
Change in fair value of derivatives	(19,322)	(24,553)

Change in fair value of financial instruments	$14,237	$(3,808)

Discontinued operations. Income (loss) from discontinued operations decreased $3.0 million to a loss of $2.6 million for the three-month period ended September 30, 2010 compared to income of $0.4 million for the three-month period ended September 30, 2009 primarily due to the timing of properties acquired, sold or deconsolidated during the respective periods. Additionally, we recorded a loss of $2.9 million on a property that was deconsolidated in August 2010 and a gain of $0.5 million on a property that was sold in July 2009.

Nine-Month Period Ended September 30, 2010 Compared to the Nine-Month Period Ended September 30, 2009

Revenue

Investment interest income. Investment interest income decreased $220.1 million, or 65.1%, to $117.8 million for the nine-month period ended September 30, 2010 from $337.9 million for the nine-month period ended September 30, 2009. This net decrease was primarily attributable to decreases in interest income of: $80.9 million resulting from the disposition of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations in June 2009 and $106.5 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease primarily resulted from $220.6 million of commercial real estate loans that were converted to owned real estate since September 30, 2009, $397.8 million in total principal amount of investments on non-accrual status as of September 30, 2010 compared to $363.7 million as of September 30, 2009, and the reduction in short-term LIBOR of approximately 0.4% during the nine-month period ended September 30, 2010 compared to the nine-month period ended September 30, 2009.

Investment interest expense. Investment interest expense decreased $161.0 million, or 69.9%, to $69.2 million for the nine-month period ended September 30, 2010 from $230.2 million for the nine-month period ended September 30, 2009. This net decrease was primarily attributable to decreases in interest expense of: $43.6 million resulting from the disposition of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations in June 2009 and $98.6 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease is primarily attributable to repurchases of $102.8 million of our convertible senior notes since September 30, 2009, net of additional interest cost incurred for the issuance of new debt instruments associated therewith, and the effect on our floating rate indebtedness from the reduction in short-term LIBOR of approximately 0.4% during the nine-month period ended September 30, 2010 compared to the nine-month period ended September 30, 2009.

Rental income. Rental income increased $21.0 million, or 67.6%, to $52.2 million for the nine-month period ended September 30, 2010 from $31.2 million for the nine-month period ended September 30, 2009. This increase was primarily attributable to: $8.3 million resulting from 11 new properties, with direct real estate investments of $182.9 million, acquired or consolidated since September 30, 2009, $9.9 million resulting from a full nine months of operations in 2010 at 20 properties acquired or consolidated during the nine-month period ended September 30, 2009 and $2.8 million resulting from increased occupancy at properties acquired or consolidated prior to January 1, 2009. Occupancy increased 3.5% to 82.9% as of September 30, 2010 from 79.4% as of September 30, 2009 for properties acquired or consolidated prior to January 1, 2009.

Fee and other income. Fee and other income decreased $4.6 million, or 23.1%, to $15.6 million for the nine-month period ended September 30, 2010 from $20.2 million for the nine-month period ended September 30, 2009. Fee income from our restructuring advisory services decreased $2.8 million for the nine-month period ended September 30, 2010 compared to the nine-month period ended September 30, 2009 and asset management fees decreased $3.6 million due to the sale or delegation of our collateral management rights and responsibilities relating to eight Taberna securitizations during April 2010. We generated $1.5 million of riskless principal trade income through our broker-dealer during the three-month period ended September 30, 2010.

Expenses

Real estate operating expense. Real estate operating expense increased $14.5 million, or 51.3%, to $42.8 million for the nine-month period ended September 30, 2010 from $28.3 million for the nine-month period ended September 30, 2009. This increase was primarily attributable to: $6.5 million resulting from 11 new properties, with direct real estate investments of $182.9 million, acquired or consolidated since September 30, 2009, $7.6 million resulting from a full nine months of operations at 20 properties acquired or consolidated during the nine-month period ended September 30, 2009 and $0.4 million of higher operating expenses from properties acquired or consolidated prior to January 1, 2009.

Compensation expense. Compensation expense increased $2.2 million, or 11.5%, to $21.7 million for the nine-month period ended September 30, 2010 from $19.5 million for the nine-month period ended September 30, 2009. This increase was primarily due to an increase of $1.4 million of compensation costs associated with the property management activities that were acquired in May 2009 and $2.1 million due to the expansion of our broker-dealer and advisory activities offset by $0.8 million of lower bonus expense.

General and administrative expense. General and administrative expense decreased $0.3 million, or 2.1%, to $14.6 million for the nine-month period ended September 30, 2010 from $14.9 million for the nine-month period ended September 30, 2009. This decrease is primarily due to lower rent expenses of $0.4 million during the nine-month period ended September 30, 2010 compared to the nine-month period ended September 30, 2009.

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan and residential mortgage portfolios. The provision for losses decreased by $168.3 million, or 82.5%, to $35.8 million for the nine-month period ended September 30, 2010 from $204.1 million for the nine-month period ended September 30, 2009. This decrease was primarily attributable to $96.5 million of provision for losses related to our residential mortgage portfolio during the nine-month period ended September 30, 2009 which was disposed during July 2009. Subsequent to September 30, 2009, we transitioned 12 loans to real estate owned properties, with direct real estate investments of $188.5 million, including one property that was sold and one asset held for sale, and realized losses of $32.1 million when these loans were converted from impaired loans to owned real estate. While we believe we have adequately reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

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

Depreciation expense. Depreciation expense increased $6.3 million, or 46.2%, to $19.9 million for the nine-month period ended September 30, 2010 from $13.6 million for the nine-month period ended September 30, 2009. This increase was primarily attributable to 11 new properties, with direct real estate investments of $182.9 million, acquired or consolidated since September 30, 2009 as well as increased depreciation of furniture and fixtures we added since September 30, 2009.

Amortization of intangible assets. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006 and Jupiter Communities on May 1, 2009. Amortization expense decreased $0.3 million, or 35.2%, to $0.7 million for the nine-month period ended September 30, 2010 from $1.0 million for the nine-month period ended September 30, 2009. This decrease resulted from a $6.2 million charge-off to net intangible assets in connection with the sale of our collateral management rights in eight Taberna securitizations during April 2010.

Other Income (Expense)

Gains (losses) on sale of assets. Gains on sale of assets were $11.6 million during the nine-month period ended September 30, 2010. The gains on sale of assets are primarily attributable to the sale or delegation of our collateral management rights and responsibilities relating to eight Taberna securitizations to an affiliate of certain funds managed by an affiliate of Fortress Investment Group LLC for $16.5 million. These securitizations were not consolidated by us and were comprised of Taberna Preferred Funding II, Ltd. through Taberna Preferred Funding VII, Ltd., Taberna Europe CDO I, P.L.C., and Taberna Europe CDO II, P.L.C. This transaction generated a $7.9 million gain on sale of assets. In addition, we disposed of $11.4 million in total principal amount of unsecured REIT note receivables in our CRE securitizations and recorded a gain of $3.8 million. Losses on sale of assets were $375.6 million during the nine-month period ended September 30, 2009. Losses on sale of assets are primarily attributable to the deconsolidation of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations. On June 25, 2009, we sold all of our equity interests and a portion of our non-investment grade debt that we owned in these four securitizations and concluded that we were no longer the primary beneficiary of the securitizations and, therefore, we deconsolidated the securitizations in accordance with FASB ASC Topic 810, “Consolidation”. We recorded losses on sale of assets of $313.8 million for the nine-month period ended September 30, 2009. During the nine-month period ended September 30, 2009, we sold all of our retained interests in our six residential mortgage securitizations and recorded losses on sales of assets of $61.8 million.

Gains on extinguishment of debt. Gains on extinguishment of debt during the nine-month period ended September 30, 2010 are attributable to the repurchase of $102.8 million in aggregate principal amount of convertible senior notes and $26.5 million in aggregate principal amount of CDO notes payable. The aggregate debt was repurchased from the market for 18,915,000 of our common shares, the issuance of a $22.0 million senior secured convertible note and $16.9 million of cash. As a result of these repurchases, we recorded gains on extinguishment of debt of $51.3 million.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the nine-month periods ended September 30, 2010 and 2009, the fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Nine-Month Period Ended September 30, 2010	For the Nine-Month Period Ended September 30, 2009
Change in fair value of trading securities and security-related receivables	$109,003	$(168,736)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(891)	159,039
Change in fair value of derivatives	(72,992)	(2,559)

Change in fair value of financial instruments	$35,120	$(12,256)

Discontinued operations. Income (loss) from discontinued operations decreased $0.7 million to a loss of $1.6 million for the nine-month period ended September 30, 2010 compared to a loss of $0.9 million for the nine-month period ended September 30, 2009 primarily due to the timing of properties acquired, sold or deconsolidated during the respective periods. Additionally, we recorded a loss of $2.9 million on a VIE that was deconsolidated in August 2010 offset by a gain of $0.3 million on a property that was sold in March 2010 compared to a loss of $2.1 million on a property that was deconsolidated in March 2009 offset by a gain of $0.5 million on a property that was sold in July 2009.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs. The disruption in the credit markets has reduced our liquidity and capital resources, limited our ability to originate new investments and has generally increased the cost of any new sources of capital over historical levels. Due to current market conditions, the cash flow to us from a number of the securitizations we sponsored has been reduced or eliminated. We are seeking to expand our use of secured lines of credit while developing other financing resources that will permit us to originate or acquire new investments to generate attractive returns while preserving our capital, such as loan participations and joint venture financing arrangements.

Our consolidated securitizations collateralized by U.S. commercial real estate loans, RAIT I and RAIT II, continue to perform and make distributions on our retained interests and pay us management fees. In addition, the restricted cash in these securitizations from repayment of underlying loans and other sources can be used to make new investments held by those securitizations, including future funding commitments of existing investments. As we continue to recycle capital obtained from loan sales and loan repayments in these securitizations, we expect to reinvest the proceeds to fund commercial real estate loans. RAIT I and RAIT II are our primary source of cash from our operations. While our consolidated securitizations collateralized by trust preferred securities, or TruPS, Taberna VIII and Taberna IX, are currently failing several of their respective over-collateralization tests, we continue to receive our senior management fees from these securitizations. We continue to explore strategies to generate liquidity from our investments in real estate and our investments in debt securities as we seek to focus on our commercial real estate lending platform.

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $25.7 million as of September 30, 2010;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings; and

•	proceeds from future offerings of our common and preferred shares, including our COD sales agreement, SEDA and DRSPP Plan.

Our two commercial real estate securitized financing arrangements, RAIT I and RAIT II, include a revolving credit option that allows us to repay the AAA rated debt tranches totaling $475.0 million as loan repayments occur, and then draw up to the available committed amounts through the fifth anniversary of each financing in 2011 and 2012. At September 30, 2010, these revolvers are fully utilized and have no additional capacity.

Our restricted cash balance was $196.4 million as of September 30, 2010. We have $72.0 million of restricted cash in RAIT I and RAIT II available to invest in qualifying commercial loans as of September 30, 2010, subject to $51.3 million of future funding commitments, leaving $20.7 million available to lend. Accordingly, this $72.0 million of restricted cash is not available to RAIT’s creditors or for other general trust purposes. As of September 30, 2010, $85.5 million of restricted cash is held by Taberna VIII and Taberna IX. This restricted cash reflects early prepayments of principal, including $33.2 million that occurred during the quarter-ended September 30, 2010, that cannot be used for any other general trust purposes.

Cash Flows

As of September 30, 2010 and 2009, we maintained cash and cash equivalents of approximately $25.7 million and $39.9 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine-Month Periods Ended September 30
	2010	2009
Cash flow from operating activities	$5,467	$75,518
Cash flow from investing activities	43,038	243,583
Cash flow from financing activities	(47,859)	(306,658)

Net change in cash and cash equivalents	646	12,443
Cash and cash equivalents at beginning of period	25,034	27,463

Cash and cash equivalents at end of period	$25,680	$39,906

Our principal source of cash flow historically has been from our investing activities. The cash inflow from our investing activities primarily resulted from $79.8 million in principal repayments on loans during the nine-month period ended September 30, 2010 as compared to $264.1 million during the nine-month period ended September 30, 2009. We received $18.0 million during the nine-month period ended September 30, 2010 in proceeds from the sale of other securities and $16.2 million in net proceeds from the sale of collateral management rights. We did not receive any proceeds from these investing activities during the nine-month period ended September 30, 2009. In addition, the increase in our restricted cash of $45.8 million during the nine-month period ended September 30, 2010 was substantially due to loan repayments in our securitizations. The increase in restricted cash for the nine-month period ended September 30, 2009 was $0.8 million.

Our decreased cash inflow from operating activities is primarily due to the disposition of the Taberna III, Taberna IV, Taberna VI, and Taberna VII securitizations in June 2009 and from the disposition of the residential mortgage portfolio in July 2009.

The cash outflow from financing activities was driven by repurchases of convertible notes of $12.4 million, repayments on secured credit facilities and other indebtedness of $14.1 million, and repurchases of CDO notes payable of $17.4 million for the nine-month period ended September 30, 2010. These outflows were offset by proceeds from common share issuances of $6.4 million for the nine-month period ended September 30, 2010. The improvement in our cash flow from financing activities during the nine-month period ended September 30, 2010 is primarily due to a reduction in the repayments on residential mortgage-backed securities. This portfolio was sold in July 2009 and repayments on residential mortgage-backed securities were $223.3 million during the nine-month period ended September 30, 2009.

Capitalization

We maintain various forms of long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs. The following table summarizes our total recourse and non-recourse indebtedness as of September 30, 2010:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
Convertible senior notes (1)	$143,613	$143,447	6.9%	Apr. 2027
Secured credit facilities	38,736	38,736	4.7%	Feb. 2011 to Dec. 2011
Senior secured notes	63,950	63,950	11.7%	Apr. 2014
Loans payable on real estate	22,432	22,432	5.5%	Apr. 2012 to Sept. 2012
Junior subordinated notes, at fair value (2)	38,052	4,422	9.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	331,883	298,087	7.8%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (3)(4)	1,370,250	1,370,250	0.7%	2045 to 2046
CDO notes payable, at fair value (2)(3)(5)	1,172,505	147,473	1.0%	2037 to 2038
Loans payable on real estate	63,375	63,375	5.8%	Nov. 2010 to Aug. 2016

Total non-recourse indebtedness	2,606,130	1,581,098	1.0%

Total indebtedness	$2,938,013	$1,879,185	1.8%

(1)	Our convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(4)	Collateralized by $1.8 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(5)	Collateralized by $1.3 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of September 30, 2010 was $896.1 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by RAIT or RAIT Partnership. As indicated in the table above, our consolidated financial statements include recourse indebtedness of $298.1 million as of September 30, 2010. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (such as CDOs and other securitization vehicles) and loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the nine-month period ended September 30, 2010 is as follows:

Recourse Indebtedness

Convertible senior notes. During the nine-month period ended September 30, 2010, we repurchased $102.8 million in aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, or the convertible senior notes, for a total consideration of $72.6 million. The purchase price consisted of $12.4 million in cash, the issuance of 18.2 million common shares, and the issuance of a $22.0 million 10.0% Senior Secured Convertible Note due April 2014, or the senior secured convertible note. See “Senior Secured Convertible Note” below. As a result of these transactions, we recorded gains on extinguishment of debt of $30.0 million, net of deferred financing costs and unamortized discounts that were written off.

Secured credit facilities. As of September 30, 2010, we have borrowed an aggregate amount of $38.7 million under three secured credit facilities, each with a different bank. All of our secured credit facilities are secured by designated commercial mortgages and mezzanine loans. As of September 30, 2010, the first secured credit facility had an unpaid principal balance of $20.6 million which is payable in December 2011 under the current terms of this facility. As of September 30, 2010, the second secured credit facility had an unpaid principal balance of $16.2 million which is payable in October 2011 under the current terms of this facility. As of September 30, 2010, the third secured credit facility had an unpaid principal balance of $2.0 million. We are amortizing this balance with monthly principal repayments of $0.5 million which will result in the full repayment of this credit facility by February 2011.

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

Junior subordinated notes, at fair value. On October 25, 2010, pursuant to a securities exchange agreement, we exchanged $18.7 million in aggregate principal amount of the junior subordinated notes with an interest rate of 8.7% for $18.7 million of junior subordinated notes with a reduced interest rate and provided $5.0 million of our convertible senior notes as collateral for the new junior subordinated notes. The new junior subordinated notes have a fixed rate of interest of 0.5% through March 30, 2015, thereafter with a floating rate of three-month LIBOR plus 400 basis points, with such floating rate not to exceed 7.0%. The maturity date remains the same at March 30, 2035. At issuance, we elected to record these junior subordinated notes at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their interest coverage and overcollateralization triggers, or OC Triggers, tests as of September 30, 2010.

During the nine-month period ended September 30, 2010, we repurchased, from the market, a total of $26.5 million in aggregate principal amount of CDO notes payable issued by RAIT II. The aggregate purchase price was $4.8 million and we recorded a gain on extinguishment of debt of $21.3 million, net of deferred financing costs that were written off.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC Trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC Trigger test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC Trigger test failures are due to defaulted collateral assets and credit risk securities. During the nine-month period ended September 30, 2010, $12.6 million of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

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

On July 27, 2010, our board of trustees declared third quarter 2010 cash dividends of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on September 30, 2010 to holders of record on September 1, 2010 and totaled $3.4 million.

On October 28, 2010, our board of trustees declared fourth quarter 2010 cash dividends of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on December 31, 2010 to holders of record on December 1, 2010.

Common Shares

Share Repurchases:

On January 26, 2010, the compensation committee approved a cash payment to the Board’s eight non-management trustees intended to constitute a portion of their respective 2010 annual non-management trustee compensation. The cash payment was subject to terms and conditions set forth in a letter agreement, or the letter agreement, between each of the non-management trustees and RAIT. The terms and conditions included a requirement that each trustee use a portion of the cash payment to purchase RAIT’s common shares in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The aggregate amount required to be used by all of the non-management trustees to purchase common shares was $0.2 million and was used to purchase 0.2 million common shares, in the aggregate, in March 2010.

Equity Compensation:

On January 26, 2010, the compensation committee awarded 1.5 million phantom units, valued at $1.9 million using our closing stock price of $1.27 on that date, to our executive officers. Half of these awards vested immediately and the remainder vests in one year from the date of grant. On January 26, 2010, the compensation committee awarded 0.5 million phantom units, valued at $0.6 million using our closing stock price of $1.27 on that date, to our non-executive officer employees. These awards generally vest over three-year periods.

During the nine-month period ended September 30, 2010, 0.1 million phantom unit awards were redeemed for common shares. These phantom units were fully vested at the time of redemption.

Share Issuances:

During the nine-month period ended September 30, 2010, we issued 18.9 million common shares, along with cash and the issuance of a senior secured convertible note, to repurchase $102.8 million of our convertible notes.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we have registered and reserved for issuance, in the aggregate, 18.8 million common shares. During the nine-month period ended September 30, 2010, we issued a total of 1.9 million common shares pursuant to the DRSPP at a weighted-average price of $2.29 per share and we received $4.4 million of proceeds. As of September 30, 2010, 11.7 million common shares, in aggregate, remain available for issuance under the DRSPP.

Standby Equity Distribution Agreement (SEDA):

On January 13, 2010, we entered into a standby equity distribution agreement, or the SEDA, with YA Global Master SPV Ltd., or YA Global, which is managed by Yorkville Advisors, LLC, whereby YA Global agreed to purchase up to $50.0 million, or the commitment amount, worth of newly issued RAIT common shares upon notices given by us, subject to the terms and conditions of the SEDA. The number of common shares issued or issuable pursuant to the SEDA, in the aggregate, cannot exceed 12.5 million common shares. The SEDA terminates automatically on the earlier of January 13, 2012 or the date YA Global has purchased $50.0 million worth of common shares under the SEDA. During the period from the effective date of the SEDA through September 30, 2010, 1.2 million common shares were issued pursuant to this arrangement at a weighted average price of $2.17 and we received $2.5 million of proceeds. As of September 30, 2010, 11.3 million common shares, in the aggregate, remain available for issuance under the SEDA.

Capital on Demand™ Sales Agreement:

On August 6, 2010, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 17.5 million of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. During the period from the effective date of the COD sales agreement through September 30, 2010, 0.5 million common shares were issued pursuant to this arrangement at a weighted average price of $1.57 and we received $0.9 million of proceeds. In October 2010, 1.6 million common shares were issued pursuant to the COD sales agreement at a weighted average price of $1.74 and we received $2.8 million of proceeds. After reflecting the common shares issued in October 2010, 15.4 million common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Off-Balance Sheet Arrangements and Commitments

Not applicable.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a discussion of our critical accounting policies. On January 1, 2010 we adopted several new accounting pronouncements and revised our accounting policies as described below. See Note 2 in our unaudited consolidated financial statements as of September 30, 2010. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

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

There have been no material changes in Quantitative and Qualitative disclosures during the nine-month period ended September 30, 2010 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2009. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Riverside National Bank of Florida Litigation

RAIT subsidiary Taberna Capital Management, LLC is one of fifteen defendants in a lawsuit by the Federal Deposit Insurance Corporation, as Receiver for Riverside National Bank of Florida. The lawsuit was originally commenced by Riverside on August 6, 2009 in the Supreme Court of the State of New York, County of Kings, and subsequently discontinued without prejudice and refiled in New York County on November 13, 2009. On April 16, 2010, the Office of the Comptroller of the Currency closed Riverside and named the FDIC as receiver and thus as successor-in-interest to Riverside as plaintiff in the action. On June 3, 2010, the defendants removed the case to the United States District Court for the Southern District of New York. The action, now titled FDIC v. The McGraw-Hill Companies, Inc., Moody’s Investors Service, Inc., Fitch, Inc., Taberna Capital Management, LLC, Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management LLC, FTN Financial Capital Markets, Keefe Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., JPMorgan Chase & Co., J.P. Morgan Securities Inc., Citigroup Global Markets, Credit Suisse Securities (USA) LLC, ABN Amro, Inc., Cohen & Company, and SunTrust Robinson Humphrey, Inc., asserts claims in connection with Riverside’s purchase of certain CDO securities, including securities from the Taberna Preferred Funding II, IV, and V CDOs. Riverside alleges that offering materials issued in connection with the CDOs it purchased did not adequately disclose the process by which the rating agencies rated each of the securities. Riverside also alleges, among other things, that the offering materials should have disclosed an alleged conflict of interest of the rating agencies as well as the role that the rating agencies played in structuring each CDO. Riverside seeks damages in excess of $132 million, rescission of its purchases of the securities at issue, an accounting of certain amounts received by the defendants together with the imposition of a constructive trust, and punitive damages of an unspecified amount.

On June 25, 2010, the federal court directed the parties to refile papers supporting and opposing the defendants’ motions to dismiss, which had been filed in state court but not argued or decided. On August 20, 2010, the court granted the FDIC’s motion for substitution of counsel and to stay the action for 90 days, and on October 28, 2010, it granted an additional 90-day stay at the FDIC’s request. Defendants must refile their motions to dismiss or answer Plaintiff’s complaint by February 23, 2011. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

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

Item 5.	Other Information

(1)	The disclosure below is intended to satisfy any obligation of ours to provide disclosure pursuant to clause (e) of Item 5.02- “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

As previously reported by RAIT in a current report on Form 8-K filed on September 28, 2010 , on September 22, 2010, Betsy Z. Cohen, RAIT’s Chairman of the Board and a Trustee, advised the Board of Trustees of RAIT (the “Board”) that she planned to retire as Chairman of the Board and as a Trustee of RAIT effective December 31, 2010. On November 4, 2010, Mrs. Cohen delivered formal written notice (the “Termination Notice”) of her termination of her employment agreement with RAIT effective December 31, 2010. In connection with Mrs. Cohen’s planned retirement, on November 4, 2010, RAIT entered into a consulting agreement (the “Consulting Agreement”) with Mrs. Cohen to be in effect from January 1, 2011 through March 31, 2011. Under the Consulting Agreement, Mrs. Cohen agreed to consult with the executive officers and Board of RAIT with respect to such matters as may be reasonably requested by RAIT and RAIT agreed to reimburse her for all reasonable travel and other expenses incurred in the performance of her duties under the Consulting Agreement and provide her with office space and appropriate secretarial services. The foregoing description of the Termination Notice and Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Termination Notice and Consulting Agreement filed as Exhibits 10.7 and 10.8 hereto, respectively, and incorporated herein by reference.

(2)	The disclosure below is intended to satisfy any obligation of ours to provide disclosure pursuant to Item 8.01- “Other Events” of Form 8-K.

RAIT Financial Trust (“RAIT”) is re-issuing in an updated format its historical financial statements in connection with FASB ASC Topic 360, “Property, Plant, and Equipment.” During the quarter ended September 30, 2010, RAIT identified three properties as held for sale and, in compliance with this accounting standard, determined that it should report revenue and expenses associated with these properties as discontinued operations for each period presented in its 2009 historical annual and 2010 quarterly reports (including the comparable prior periods). Under SEC requirements, these reclassifications as discontinued operations required by this accounting standard following the identification of a property as held for sale or sold is required for previously issued annual and quarterly financial statements for each of the three years shown in RAIT’s last annual report on Form 10-K and for the interim periods presented in its quarterly reports on Form 10-Q during 2010, if those financials are incorporated by reference in subsequent filings with the SEC made under the Securities Act of 1933, as amended, even though those financial statements relate to periods prior to the date of the sale. This reclassification has no effect on RAIT’s reported net income.

This report on Form 10-Q updates Items 1, 2, 6, 7, and 8 of RAIT’s 2009 Form 10-K and Items 1 and 2 of the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, filed on May 7, 2010 and August 9, 2010, respectively, to reflect the properties reclassified as discontinued operations during the quarter ended September 30, 2010. No attempt has been made to update matters in the Annual Report on Form 10-K or Quarterly Reports referred to above, except to the extent expressly provided above.

Financial statements for the required periods, revised to reflect the reclassifications referred to above, are set forth in Exhibits 99.3 through 99.9 of this report on Form 10-Q. Disclosure for Items 1 and 2 of RAIT’s 2009 Form 10-K, revised to reflect such reclassifications, are set forth in Exhibits 99.1 and 99.2 of this report on Form 10-Q. The Ratio of Earnings to Fixed Charges and Preferred Share Dividends in RAIT’s 2009 Form 10-K, revised to reflect the reclassifications referred to above, are set forth in Exhibit 12.1 of this Report on Form 10-Q.

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

RAIT FINANCIAL TRUST (Registrant)

Date: November 5, 2010	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chief Executive Officer and President
(On behalf of the registrant and as its Principal Executive Officer)

Date: November 5, 2010	By:	/s/ Jack E. Salmon
Jack E. Salmon, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer)

Date: November 5, 2010	By:	/s/ James J. Sebra
James J. Sebra, Senior Vice President-Finance and Chief Accounting Officer
(On behalf of the registrant and as its Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (6)

3.1.6	Certificate of Correction to the Series A Articles Supplementary. (6)

3.1.7	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

3.1.8	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.2	By-laws. (9)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (5)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust, as issuer, or RAIT, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (11)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (11)

10.1	Standby Equity Distribution Agreement dated as of January 13, 2010 by and between YA Global Master SPV Ltd. and RAIT. (12)

10.2	RAIT Financial Trust 2008 Incentive Award Plan Form of Unit Award to Cover Grants to Compensation Committee Officers adopted January 26, 2010. (13)

10.3	Form of Letter Agreement between RAIT and each of its Non-Management Trustees dated as of January 26, 2010. (13)

10.4	Exchange Agreement dated as of March 25, 2010 between RAIT and United Equities Commodities Company. (14)

10.5	10.0% Senior Secured Convertible Note due 2014 dated as of March 25, 2010 issued by RAIT, as payor, to United Equities Commodities Company, as payee. (14)

10.6	Capital on Demand Sales Agreement dated as of August 6, 2010 between RAIT, RAIT Partnership, L.P., a Delaware limited partnership and JonesTrading Institutional Services LLC. (15)

10.7	Termination Notice from Betsy Z. Cohen to RAIT Financial Trust dated as of November 4, 2010.

10.8	Consulting Agreement between RAIT Financial Trust and Betsy Z. Cohen dated as of November 4, 2010.

12.1	Statements regarding computation of ratios.

15.1	Awareness Letter from Independent Registered Public Accounting Firm (Grant Thornton LLP).

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

31.1	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

99.1	2009 Annual Report Item 1—Business.

Exhibit Number	Description of Documents
99.2	2009 Annual Report Item 2—Properties.

99.3	2009 Annual Report Item 6—Selected Financial Data.

99.4	2009 Annual Report Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

99.5	2009 Annual Report Item 8—Financial Statements and Supplementary Data.

99.6	First Quarter 2010 Quarterly Report Item 1—Financial Statements.

99.7	First Quarter 2010 Quarterly Report Item 2—Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

99.8	Second Quarter 2010 Quarterly Report Item 1—Financial Statements.

99.9	Second Quarter 2010 Quarterly Report Item 2—Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 13, 2010 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 29, 2010 (File No. 1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 25, 2010 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2010 (File No. 1-14760).