Form 10-K
period 2010-12-31
RAIT Financial Trust
filed 2011-02-25
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

As of February 22, 2011, 110,948,903 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

Our revenue is generated primarily from:

•	interest income from our investments, net of any financing costs, or net interest margin;

•	rental income from our owned real estate assets; and

•	fee income generated from:

•	originating, servicing and managing assets,

•	fixed income trading services,

•	advisory services, and

•	other brokerage-related services.

During 2010, we continued to adapt to current business conditions resulting in improved financial and operating performance, as indicated by our reported net income and REIT taxable income. We saw generally continued improvement in the credit and operating performance of our core commercial real estate portfolios. We also entered into various transactions intended to deleverage our balance sheet and enable us to focus on opportunities in financing and owning commercial real estate. These transactions included repurchasing our convertible senior notes and CDO notes payable at discounts and converting non-performing commercial real estate loans to owned properties. For further discussion of our performance and these transactions, see Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Strategy

Our objective is to provide our shareholders with total returns over time while managing the risks associated with our investment strategy. The core components of our business strategy are described in more detail below.

Provide commercial real estate financing. We provide a comprehensive set of debt financing options to the commercial real estate industry, including commercial mortgages, mezzanine loans, other loans and preferred equity interests. As discussed below, the size of our loan portfolio decreased in 2010, primarily due to our conversion of loans to owned real estate assets and repayments by existing borrowers. See “Our Investment Portfolio- Commercial mortgages, mezzanine loans, other loans and preferred equity interest” below for a description of the investment portfolio resulting from this strategy.

Own commercial real estate. Our ownership of commercial real estate has grown recently as we have restructured loans in response to credit events to take control of properties where we believe we can continue to generate or enhance our risk-adjusted returns. During 2010, our efforts to stabilize these properties contributed to increased overall occupancy from 69.8% at December 31, 2009 to 79.2% at December 31, 2010. We continue to expand our internal multifamily property management capabilities through our subsidiary Jupiter Communities, LLC, or Jupiter Communities, and our internal office property management capabilities through our subsidiary CRP Commercial Services, LLC, or CRP Commercial Services. See “Our Investment Portfolio- Investments in real estate” below for a description of the investment portfolio resulting from this strategy.

We have financed our owned commercial real estate portfolio through secured mortgages held by either third party lenders or our commercial real estate securitizations. See “Financing Strategy” below.

Manage our portfolio of debt securities issued by real estate companies. Included in our assets are debt securities issued by real estate companies. As noted above, we have not sought to originate new investments in this portfolio in order to focus on commercial real estate loans and properties. We continue to manage the debt securities remaining in our portfolio and earn senior management fees. See “Our Investment Portfolio- Investment in debt securities” below for a description of the investment portfolio resulting from this strategy.

Generate fee income. We manage a portfolio of real estate related assets. As of December 31, 2010, we had $3.8 billion of assets under management. Assets under management are comprised of our consolidated assets and assets we manage but do not consolidate. At December 31, 2010, we served as the collateral manager on five securitizations that are collateralized by U.S. commercial real estate investments, TruPS and various real-estate related debt securities. We also service our U.S. commercial real estate investments. We have been added to Standard & Poor’s select servicer list as a commercial mortgage primary servicer and special servicer. We generate fee income from our asset management efforts, primarily from serving as collateral manager. During the year ended December 31, 2010, we sold or delegated our rights as collateral manager on eight other securitizations collateralized by U.S. and European TruPS and various real-estate related debt securities which resulted in a reduction in the amount of our assets under management and a corresponding reduction in the amount of collateral management fees earned.

In 2010, we continued to seek to increase fee income generated by our registered broker-dealer subsidiary, RAIT Securities, LLC, or RAIT Securities, by expanding our fixed income trading services primarily in riskless principal transactions and initiating a money-market securities trading platform for investors.

Financing Strategy. We have financed a substantial portion of our portfolio investments through borrowing and securitization strategies that seek to match the payment terms, interest rate and maturity dates of our financings with the payment terms, interest rate and maturity dates of those investments. We seek to mitigate interest rate risk through derivative instruments. We own junior debt tranches and equity of a number of the securitizations which finance our investment portfolios.

We financed a majority of our commercial real estate loan portfolio through two non-recourse loan securitizations, RAIT CRE CDO I, Ltd., or RAIT I, and RAIT Preferred Funding II, Ltd., or RAIT II, which aggregate $1.85 billion of loan capacity. RAIT I and RAIT II are among the five securitizations referenced above where we serve as collateral manager. These financing structures have reinvestment rights that permit us to replace maturing loan collateral with new loans up through the fifth year anniversary of each financing in November 2011 and June 2012. We retained all of the most junior debt tranche (BB rated) and all of the preferred equity issued by these consolidated securitizations and have acquired various other securities issued by these securitizations. RAIT I and RAIT II continue to meet all their performance tests and we continue to receive distributions on our retained interests as well as our collateral management fees.

We finance our acquisitions of real estate through a combination of secured mortgage financing provided by third party financial institutions and existing financing provided by RAIT I and RAIT II. During 2010, we acquired $123.1 million of direct real estate investments upon conversion of $141.2 million of commercial real estate loans, generally retaining the existing financing provided by RAIT I and RAIT II.

We financed most of our debt securities portfolio in a series of non-recourse debt securities securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of December 31, 2010, we retained a controlling interest in two securitizations, Taberna Preferred Funding VIII, Ltd., or Taberna VIII and Taberna Preferred Funding IX, Ltd., or Taberna IX, which are consolidated entities. During 2010, due to the credit performance of the underlying collateral, Taberna VIII and Taberna IX are failing several of the over-collateralization tests and as such, interest payments are being re-directed from the lower tranches of debt securities to repay principal of senior tranches of debt securities issued by the securitizations. During 2010, $37.9 million of interest was re-directed to repay principal in these securitizations. While our retained interests in these securitizations currently do not generate cash flow for our retained interests, we continue to act as collateral manager and receive collateral management fees.

See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Securitization Summary” for further discussion of our securitizations.

Our Investment Portfolio

Our consolidated investment portfolio is currently comprised of the following asset classes:

Commercial mortgages, mezzanine loans, other loans and preferred equity interests. We own and originate senior long-term mortgage loans, short-term bridge loans, subordinated, or “mezzanine,” financing and preferred equity interests. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the payment of the loan, subject to certain standard exceptions. We may from time to time acquire existing commercial real estate loans from third parties who have originated such loans, including banks, other institutional lenders or third-party investors. Where possible, we seek to maintain direct lending relationships with borrowers, as opposed to investing in loans controlled by third party lenders.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2010 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$708,232	6.7%	Mar. 2011 to Dec. 2020	43
Mezzanine loans	375,337	9.5%	Mar. 2011 to Nov. 2038	109
Preferred equity interests	80,681	9.8%	Nov. 2011 to Aug. 2025	22

Total CRE Loans	1,164,250	7.8%		174
Other loans	56,423	6.3%	Mar. 2011 to Oct. 2016	5

Total investments in loans	$1,220,673	7.7%		179

We currently have limited capacity to originate new investments. However, we are focusing on this asset class as economic conditions improve and our lending capacity increases.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of December 31, 2010:

(a)	Based on book value.

Investments in real estate. We generate a return on our real estate investments through rental income and other sources of income from the operations of our real estate investments. By owning real estate, we also participate in any increase in the value of the real estate in addition to current income. We finance our real estate holdings through a combination of secured mortgage financing provided by financial institutions and existing financing provided by our two CRE loan securitizations. During 2010, we acquired $123.1 million of real estate investments upon conversion of $141.2 million of commercial real estate loans, typically retaining the existing financing provided by our two CRE loan securitizations.

The table below describes certain characteristics of our investments in real estate as of December 31, 2010 (dollars in thousands, except average effective rent):

	Investments in Real Estate (a)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	Average Effective Rent (b)
					For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Multi-family real estate properties (a) (c)	$575,983	85.5%	8,311	33	$728	$646
Office real estate properties (d)	203,308	67.8%	1,632,978	9	18.02	23.79
Retail real estate properties (d)	39,989	58.8%	1,116,112	2	9.39	10.84
Parcels of land	22,208	—	7.3	3	—	—

Total	$841,488	79.2%		47

(a)	Investments in real estate include $48.9 million of assets held for sale as of December 31, 2010.
(b)	Based on operating performance for the year ended December 31, 2010.
(c)	Average effective rent is rent per unit per month.
(d)	Average effective rent is rent per square foot per year.

We expect this asset category to increase in size as we may find it desirable to protect or enhance our risk-adjusted returns by taking control of properties underlying our commercial real estate loans when restructuring or otherwise exercising our remedies regarding underperforming loans.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of December 31, 2010:

(a)	Based on book value.

Investment in debt securities—TruPS and Subordinated Debentures. Historically, we provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of December 31, 2010, we retained a controlling interest in two such securitizations—Taberna VIII and Taberna IX, which are consolidated entities. All of the collateral assets for the debt securities and the related non-recourse securitization financing obligations are presented at fair value in our consolidated financial statements. During 2010, due to the non-recourse nature of these entities and the recent credit performance of the underlying collateral, we received only our senior collateral management fees from these two securitizations.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of December 31, 2010 (dollars in thousands):

			Issuer Statistics
Industry Sector	Estimated Fair Value	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$92,183	2.6%	62.4%	1.5x
Office	139,972	7.8%	61.2%	2.2x
Residential Mortgage	44,478	2.3%	79.5%	2.4x
Specialty Finance	79,220	4.3%	86.0%	1.7x
Homebuilders	63,427	7.8%	61.7%	1.1x
Retail	72,257	3.8%	83.8%	1.2x
Hospitality	22,459	6.2%	83.0%	2.9x
Storage	23,564	8.0%	60.6%	2.2x

Total	$537,560	5.0%	70.5%	1.8x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of December 31, 2010:

(a)	Based on the most recent information available to management as provided by our TruPS issuers or through public filings.
(b)	Based on estimated fair value.

Investment in debt securities—Other Real Estate Related Debt Securities. We have invested, and expect to continue to invest, in CMBS, unsecured REIT notes and other real estate-related debt securities.

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

The table and the chart below describe certain characteristics of our real estate-related debt securities as of December 31, 2010 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Book Value
Unsecured REIT note receivables	$62,490	6.6%	6.7	$61,000
CMBS receivables	77,142	5.7%	33.0	158,868
Other securities	28,259	2.8%	31.8	119,077

Total	$167,891	4.8%	28.0	$338,945

(a)	S&P Ratings as of December 31, 2010.

Certain REIT and Investment Company Act Limits On Our Strategies

REIT Limits

We conduct our operations so as to qualify as a REIT. Our subsidiary, Taberna Realty Finance Trust, or Taberna, is also a REIT and we cause Taberna to conduct its operations to qualify as a REIT. For a discussion of the tax implications of our and Taberna’s REIT status to us and our shareholders, see “Material U.S. Federal Income Tax Considerations” contained in Exhibit 99.1 to this Annual Report on Form 10-K. To qualify as a REIT, we and Taberna must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to shareholders and the ownership of common shares. In order to satisfy these tests, we and Taberna may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our or Taberna’s investment performance. These requirements include the following:

•	For each of ourselves and Taberna, at least 75% of total assets and 75% of gross income must be derived from qualifying real estate assets, whether or not such assets would otherwise represent our or

Taberna’s best investment alternative. For example, since neither TruPS nor investments in the debt or equity of securitizations are qualifying real estate assets, to the extent that we have historically invested in such assets, or may do so in the future, Taberna (and we, to the extent that we invest in such assets) must hold substantial investments in qualifying real estate assets, including mortgage loans and CMBS, which may have lower yields than such investments. Also, at least 95% of each of our and Taberna’s gross income in each taxable year, excluding gross income from prohibited transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of shares or securities, which need not have any relation to real property.

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

We rely on the 40% test. Because we are a holding company that conducts our businesses through wholly-owned or majority-owned subsidiaries, the securities issued by our subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. In fact, based on the relative value of our investment in Taberna, on the one hand, and our investment in RAIT Partnership, L.P., or RAIT Partnership, on the other hand, we can comply with the 40% test only if Taberna satisfies the 40% test on which it relies (or another exemption other than Section 3(c)(1) or 3(c)(7)) and RAIT Partnership complies with Section 3(c)(5)(c) or 3(c)(6), the exemptions upon which it relies (or another exemption other than Section 3(c)(1) or 3(c)(7)). This requirement limits the types of businesses in which we may engage through our subsidiaries.

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

Competition

We are subject to significant competition in all aspects of our business. Existing industry participants and potential new entrants compete with us for the available supply of investments suitable for origination or acquisition, as well as for debt and equity capital. We compete with many third parties engaged in real estate finance and investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. With respect to our investments in real estate, we face significant competition from other owners, operators and developers of properties, many of which own properties similar to ours in markets where we operate. Competition may increase, and other companies and funds with investment objectives similar to ours may be organized in the future. Some of these competitors have, or in the future may have, substantially greater financial resources than we do and generally may be able to accept more risk. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, competition may lead us to pay a greater portion of the origination fees that we expect to collect in our future origination activities to third-party investment banks and brokers that introduce borrowers to us in order to continue to generate new business from these sources.

Employees

As of February 15, 2011, we had 405 employees and believe our relationships with our employees to be good. None of our employees is covered by a collective bargaining agreement.

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

Risks Related to Our Business

Global recessionary economic conditions and adverse developments in the credit markets have had, and may continue to have, an adverse effect on our investments and our operating results, including reduced availability of financing to us and for refinancing to our borrowers, payment defaults and other credit risks in our investments, decreases in the fair value of our assets and decreases in the cash flow we receive from our investments.

Global recessionary economic conditions and adverse developments in the credit markets have substantially reduced or eliminated the availability of financing for most real estate sectors in which we and the companies we finance operate. This has reduced, and may continue to reduce, the amount of capital we have available to make new investments, contributing to the reduction of our assets under management, and the reduction of income and fees derived from our investments. These conditions and developments have adversely affected many real estate sectors in which the companies we finance operate, resulting in increasing credit risk relating to, and payment defaults in, our investments. This has reduced, and may continue to reduce, the revenue and cash flow we receive from our investments and the fair value of our investments and has resulted in, and may continue to cause, material asset impairment of these investments. Our response to current economic conditions has required, and may continue to require, us to change our business strategy, including the types of investments we make, how we finance them and our dividend policies, from our historical approaches.

Our business requires a substantial amount of liquidity to fund investments, to pay expenses and to acquire and hold assets. As REITs, we must distribute at least 90% of REIT taxable income to our respective shareholders, determined without regard to the deduction for dividends paid and excluding net capital gain, which substantially limits our ability to accumulate cash from our operations. Developments in the capital markets have substantially reduced the debt capital and equity capital available to us and has adversely affected our ability to make investments.

With respect to debt capital, we believe many of the types of financing arrangements we used historically will not be available for investments of the type we have originated historically for the foreseeable future, including repurchase agreements for short term financing and securitizations for long term financing of our investments. Our continued use of secured bank financing will depend on our ability to negotiate renewals of our current lines of credit as they mature and to obtain new secured bank financing on acceptable terms. We have historically issued debt securities to one or more institutional investors from time to time as market conditions permitted, particularly our TruPS and our 6.875% convertible senior notes, or the convertible senior notes. Our opportunities to issue additional debt may be limited for the foreseeable future.

With respect to equity capital, we believe the market for our common shares and preferred shares has contracted and may continue to be limited. We may not be able to obtain the amounts of capital on the terms we seek through issuances of our equity securities, which may cause dilution to current holders of our common shares.

We are seeking, and expect we will continue to seek, alternative financing arrangements in response to current market conditions, including joint venture and co-investment opportunities. We cannot assure you that we will be able to develop these financing sources on acceptable terms, or at all. We may need to obtain capital in smaller increments to attempt to match fund any investment we desire to make to the financing source to the extent economically feasible. Our rate of originating new assets may decline under alternative financing arrangements which may result in lower fee income and cash flow for distribution and a reduction in our assets under management.

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

Our reliance on significant amounts of debt to finance investments may subject us to obligations to make significant balloon payments upon maturity, upon the exercise of any applicable put rights, particularly the April 15, 2012 put date under our convertible senior notes, or otherwise, an increased risk of loss, reduce our return on investments, reduce our ability to pay distributions to our shareholders and possibly result in the foreclosure of any assets subject to secured financing.

We have historically incurred a significant amount of debt to finance our investments, which could compound losses and reduce our ability to pay distributions to our shareholders. Changes in market conditions have caused, and may continue to cause, availability of financing to decrease and the cost of financing to increase relative to the income that we can derive from investments, which has impaired, and may continue to impair, the returns we can achieve and our ability to pay distributions to our shareholders. Our debt service payments reduce the net income available for distributions to our shareholders. Most of our assets are pledged as collateral for borrowings. In addition, the assets of the securitizations that we consolidate collateralize the debt obligations of the securitizations and are not available to satisfy our other creditors. To the extent that we fail to meet debt service obligations, we risk the loss of some or all of our respective assets to foreclosure or sale to satisfy these debt obligations. Currently, our declaration of trust and bylaws do not impose any limitations on the extent to which we may leverage our respective assets.

We are subject to the risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our existing indebtedness when it becomes due, or that the terms of such refinancing will not be as favorable as the terms of our existing indebtedness. Included in our debt instruments are provisions providing for the lump sum payment of significant amounts of principal, whether upon maturity, upon the exercise of any applicable put rights or otherwise, which we refer to as balloon payments. Most of our debt provides for balloon payments that are payable at maturity. If collateral underlying our secured credit facilities defaults or otherwise fails to meet specified conditions, we may have to repay that facility to the extent it was secured by that collateral. Holders of our convertible senior notes may require us to repurchase all or a portion of the convertible senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any, on the convertible senior notes on April 15, 2012 and successive put dates. Our ability to make these payments when due will depend upon several factors, which may not be in our control. These factors include our liquidity or our ability to convert assets owned by us into liquidity on or prior to such put or maturity dates and the amount by which we have been able to reduce indebtedness prior to such put or maturity date though exchanges, refinancing, extensions, collateralization or other similar transactions (any of which transactions may also have the effect of reducing liquidity or liquid assets). Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available interest rate levels, the lease terms for and equity in any related collateral, our financial condition and the operating history of the collateral. If we are unable to pay, redeem, restructure, refinance, extend or otherwise enter into transactions to satisfy any of our debt, this could result in defaults under, and acceleration of, our debt and we may be required to sell assets in significant amounts and at times when market conditions are not favorable, which could result in our incurring significant losses.

We may seek to acquire, redeem, restructure, refinance or otherwise enter into transactions to satisfy our debt which may include any combination of material payments of cash, issuances of our debt and/or equity securities, sales or exchanges of our assets or other methods.

We are aware that our convertible senior notes, CDO notes payable and other indebtedness are currently trading at discounts to their respective face amounts. In order to reduce future cash interest payments, as well as future principal amounts due upon any applicable put dates, at maturity or upon redemption, or to otherwise benefit RAIT, we may, from time to time, purchase such convertible senior notes, CDO notes payable or other indebtedness for cash, in exchange for our equity or debt securities, or for any combination of cash and our equity or debt securities, in each case in open market purchases, privately negotiated transactions, exchange offers and consent solicitations or otherwise. We will evaluate any such transactions in light of then-existing market conditions, contractual restrictions and other factors, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material and may materially reduce our liquidity or reduce or eliminate our ability to convert assets into liquidity. Any material issuances of our equity securities may have a material dilutive effect on our current shareholders.

If our securitizations secured primarily by commercial real estate loans, RAIT I and RAIT II, were to fail to meet their performance tests, including over-collateralization requirements, our cash flow would be materially reduced.

The terms of the securitizations we have structured generally provide that the principal amount of assets must exceed the principal balance of the related securities issued by them by a certain amount, commonly referred to as “over-collateralization.” The securitization terms provide that, if delinquencies and/or losses exceed specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the securities issued in the securitization, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. In addition, a failure by a securitization to satisfy an over-collateralization test typically results in accelerated distributions to the holders of the senior debt securities issued by the securitization entity. Our equity holdings and, when we acquire debt interests in securitizations, our debt interests, and our subordinated management fees, if any, are subordinate in right of payment to the other classes of debt securities issued by the securitization entity. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the securitization entity or our ability to effectively manage the assets held in the securitizations. We cannot assure you that any performance test will be satisfied.

We currently receive a substantial portion of our cash flow from RAIT I and RAIT II through cash flow received through our retained interests in these securitizations and management fees paid to us for managing these securitizations. If either or both of these securitizations were to fail to meet their respective overcollateralization or other tests, our cash flow would be materially reduced.

The reinvestments periods for RAIT I and RAIT II will expire in 2011 and 2012, respectively.

RAIT I and RAIT II each include reinvestment periods that allows us to reinvest principal repayments from collateral in eligible investments. These reinvestment periods end on the fifth anniversary of each financing in November 2011 and June 2012, respectively. Following the conclusion of the reinvestment period in RAIT I and RAIT II, our ability to finance new assets within these securitizations will be significantly reduced.

The failure of the Taberna securitizations in which we hold retained interests, Taberna VIII and Taberna IX, to meet their performance tests has reduced, and we expect will continue to reduce, our cash flow generated by these securitizations.

Our remaining consolidated Taberna securitizations, Taberna VIII and Taberna IX, have not passed some of their overcollateralization tests and have accelerated distributions to senior debt resulting in the cessation of distributions on the subordinated debt and equity we hold in these securitizations and our subordinated management fees from these securitizations. This has resulted in a substantial reduction in the cash flow we receive from these securitizations and we do not expect these securitizations to meet these tests for the foreseeable future. As a result, our cash flows from these transactions will remain limited to the senior management fees paid by those transactions for the foreseeable future.

We receive collateral management fees pursuant to collateral management agreements for services we provide as the collateral manager of RAIT I, RAIT II, Taberna Preferred Funding I, Ltd., or Taberna I, Taberna VIII and Taberna IX. If a collateral management agreement is terminated or if the securities serving as collateral for a securitization are prepaid or go into default, the collateral management fees will be reduced or eliminated.

We receive collateral management fees pursuant to collateral management agreements for acting as the collateral manager of RAIT I, RAIT II, Taberna I, Taberna VIII and Taberna IX. If all the notes issued by a securitization for which one of our subsidiaries acts as collateral manager are redeemed, or if the collateral management agreement is otherwise terminated, we will no longer receive collateral management fees from that subsidiary with respect to that securitization. In general, a collateral management agreement may be terminated both with and without cause at the direction of holders of a specified supermajority in principal amount of the notes issued by the securitization. Furthermore, such fees are based on the total amount of collateral held by the securitizations. If the securities serving as collateral for a securitization are prepaid or go into default, we will receive lower collateral management fees than expected or the collateral management fees may be eliminated.

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

Since we own in many cases the “BBB,” “BB,” “B” and unrated debt and equity classes of securitizations, we are in a “first loss” position because the rights of the securities that we hold are subordinate in right of payment and in liquidation to the rights of higher rated debt securities issued by the securitization entities. Accordingly, we have incurred and may in the future incur significant losses when investing in these securities. In the event of default, we may not be able to recover all of our respective investments in these securities. In addition, we may experience significant losses if the underlying portfolio has been overvalued or if the values subsequently decline and, as a result, less collateral is available to satisfy interest, principal and dividend payments due on the related securities. The prices of lower credit quality securities are generally less sensitive to interest rate changes than higher rated investments, but are more sensitive to economic downturns or developments specific to a particular issuer. The current recessionary economic conditions have caused a decline in the price of lower credit quality securities because the ability of obligors on the underlying assets to make principal, interest and dividend payments may be impaired. In addition, existing credit support in a number of the securitizations in which we have invested have been, and may in the future be, insufficient to protect us against loss of our investments in these securities. A number of the securitizations in which we have invested have suffered events of default or other events resulting in the termination for the foreseeable future of any distributions on the subordinated securities we hold.

Representations and warranties made by us in loan sales and securitizations may subject us to liability that could result in loan losses and could harm our operating results and, therefore distributions we make to our shareholders.

In connection with securitizations, we make representations and warranties regarding the assets transferred into securitization trusts. The trustee in the securitizations has recourse to us with respect to the breach of these representations and warranties. While we generally have recourse to loan originators for any such breaches, the originators may not be able to honor their obligations. We generally attempt to limit the potential remedies of the trustee to the potential remedies we have against the originators from whom we acquired the assets. However, in some cases, the remedies available to the trustee may be broader than those available to us against the originators of the assets and, in the event the trustee enforces its remedies against us, we may not always be able to enforce whatever remedies are available to us against the originators of the loans. Furthermore, if we discover, prior to the securitization of an asset, that there is any fraud or misrepresentation with respect to it and the originator fails to repurchase the asset, then we may not be able to sell the asset or may have to sell it at a discount.

Our financing arrangements contain covenants that restrict our operations, and any default under these arrangements would inhibit our ability to grow our business, increase revenue and pay distributions to our shareholders.

Our financing arrangements contain restrictions, covenants and events of default. Failure to meet or satisfy any of these covenants could result in an event of default under these agreements. These agreements may contain cross- default provisions so that an event of default under one agreement will trigger an event of default under other agreements. Defaults generally give our lenders the right to declare all amounts outstanding under their particular credit agreement to be immediately due and payable, and enforce their rights by foreclosing on or otherwise liquidating collateral pledged under these agreements.

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

We face significant competition in our investments in real estate from other owners, operators and developers of properties, many of which own properties similar to ours in markets where we operate. Such competition may affect our ability to attract and retain tenants and reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to rent space at lower rental rates than we would or providing greater tenant improvement allowances or other leasing concessions. This combination of circumstances could adversely affect our revenues and financial performance.

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

Our organizational documents do not limit our ability to enter into new lines of business, and we may enter into new businesses, make future strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties in our business.

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

The organization and management of our sponsored REIT or any other other investment vehicles we may manage may create conflicts of interest.

We acquired Independence Realty Trust, Inc., or the sponsored REIT, a development stage, non-traded public REIT, and certain of its affiliates, in January 2011. We expect the sponsored REIT will be managed by us and will not be listed on a major exchange. We may in the future manage other third party funds or other investment vehicles. The sponsored REIT, along with any new investment vehicles we may manage, will hold assets that we determine should be acquired by them and doing so may create conflicts of interest, including between investors in the sponsored REIT and any new investment vehicles and our shareholders, since many investment opportunities that are suitable for us may also be suitable for the sponsored REIT and any new investment vehicles. Additionally, our management and other real estate and debt finance professionals may face conflicts of interest in allocating their time among RAIT and the sponsored REIT and any new investment vehicles. Although as a company we will seek to make these decisions in a manner that we believe is fair and consistent with the operative legal documents governing these investment vehicles, the transfer or allocation of these assets may give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business and our ability to attract investors for future vehicles.

Our ability to raise capital and attract investors in our sponsored REIT is critical to its success and its ability to grow depends on our ability to attract a sales force in any affiliated licensed broker dealer responsible for such capital raising.

The sponsored REIT will depend upon our ability to attract purchasers of equity interests, which will depend largely upon the efforts of the sales force in any affiliated licensed broker dealer responsible for such capital raising. Our ability to grow our sponsored REIT will depend on our ability to retain and motivate our sales force and other key personnel and to strategically recruit, retain and compensate new personnel. However, we may not be successful in our efforts to recruit, retain and motivate the required personnel as the market for qualified professionals is extremely competitive. If we do not retain an effective sales force, or our sales professionals join competitors or form competing companies, it could result in the loss of significant investment opportunities, which would have a material adverse impact on our sponsored REIT and any benefits we may obtain from our sponsored REIT.

Risks Related to Our Investments

Payment defaults and other credit risks in our investment portfolio have arisen, and may continue to increase, which has caused, and may continue to cause, adverse effects on our cash flow, net income and ability to make distributions.

Global economic conditions and adverse developments in the credit markets have led to business contraction, liquidity issues and other problems for many of the companies we finance. As a result, payment defaults and other credit risks in our investment portfolio have occurred, and may continue to occur, which has reduced, and may continue to reduce, our cash flow, net income and ability to make distributions.

Our portfolio of TruPS has been adversely affected by, and may continue to be adversely affected by, economic developments affecting the business sectors in which our borrowers operate, including homebuilders, residential mortgage providers, commercial mortgage providers, office, specialty finance, retail, hospitality and storage, resulting in a substantial reduction in their fair value which adversely affects our financial performance and a substantial decrease in the cash flow we receive from the securitizations holding TruPS. We cannot assure you that the fair value we reflect for any asset or liability in any particular reporting period will not change adversely in a subsequent reporting period.

We may need to increase our loan loss reserves against our portfolios of commercial real estate investments due to general business and economic conditions and increased credit and liquidity risks which would reduce our earnings. Our portfolio of commercial real estate investments has been adversely affected by, and may continue to be adversely affected by, economic developments affecting the business sectors in which our borrowers operate, including multi-family, office, and retail, including reductions in the value of commercial real estate generally and the reduced availability of refinancing for commercial real estate investments as they mature. We cannot assure you that the loan loss reserves we adopt in any particular reporting period will be sufficient or will not increase in a subsequent reporting period.

We may not realize gains or income from investments and have realized, and may continue to realize, losses from some of our investments.

We seek to generate both current income and capital appreciation. However, our investments may not appreciate in value and, in fact, a substantial portion of our investments have declined, and may continue to decline, in value. In addition, some of the financings that we originated and the loans and securities in which we invest have defaulted, and may continue to be in default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from investments and may realize losses. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our respective expenses.

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

Our investments are relatively illiquid which may make it difficult for us to sell such investments if the need arises and any sales may be at a loss to us.

Our commercial real estate loans and our investments in real estate are relatively illiquid investments and we may be unable to vary our portfolio promptly in response to changing economic, financial and investment conditions or dispose of these assets quickly or at all in the event we need additional liquidity. We make and hold investments in securities issued by private companies and other illiquid investments. A portion of these investments may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises and may impair the value of these investments. Any sales of investments we make may result in our recognizing a loss on the sale.

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

We have invested, and may continue to invest in preferred securities, other than TruPS, of REITs and real estate operating companies, depending upon our ability to finance such assets directly or indirectly in accordance with our financing strategy. Preferred equity investments involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to debt and are not secured by property underlying the investment. Furthermore, should an issuer of preferred equity default on our investment, we would only be able to proceed against the issuer, and not the property owned by the issuer. In most cases, a preferred equity holder has no recourse against an issuer for a failure to pay stated dividends; rather, unpaid dividends typically accrue and the preferred shareholder maintains a liquidation preference in the event of a liquidation of the issuer of the preferred securities. An issuer may not have sufficient assets to satisfy any liquidation preference to which we may be entitled. As a result, we may not recover some or all of our investments in preferred equity securities.

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

We have taken control of an increasing number of the properties underlying our commercial real estate investments in connection with restructurings, workouts and foreclosures of these investments. If we are unable to improve the performance of these properties from their performance under their prior owners, our cash flow may be adversely affected if the properties’ cash flow is insufficient to support payments due on any related debt. Any properties we consolidate may be required to be reflected at lower values on our financial statements.

We may need to make significant capital improvements to our properties in order to remain competitive.

Our investments in real estate may face competition from newer, more updated properties. In order to remain competitive, we may need to make significant capital improvements to these properties. In addition, in the event we need to re-lease a property, we may need to make significant tenant improvements.

Lease expirations, lease defaults and lease terminations may adversely affect our revenue.

Lease expirations, lease defaults and lease terminations may result in reduced revenue from our real estate if the lease payments received from replacement tenants are less than the lease payments received from the expiring, defaulting or terminating tenants. In addition, lease defaults by one or more significant tenants, lease terminations by tenants following events causing significant damage to the property or takings by eminent domain, or the failure of tenants under expiring leases to elect to renew their leases, could cause us to experience long periods with reduced or no revenue from a property and to incur substantial capital expenditures in order to obtain replacement tenants. See Item 2-“Properties,” for a ten-year lease expiration schedule for our non-residential properties as of December 31, 2010.

Risks Relating to the Fair Value of Our Assets and Liabilities

A portion of our assets and liabilities are recorded at fair value as determined in good faith by our management and, as a result, there may be uncertainty as to the value of these investments.

We reflect certain investments in securities, certain CDO notes payable, certain derivative instruments and other assets and liabilities at fair value in our balance sheet, with all changes in fair value recorded in earnings. Most of these investments are securities or other assets that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our management. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. If our determinations regarding the fair value of these investments are not realized, we could record a loss upon their disposal.

When we acquire properties through the foreclosure of commercial real estate loans, we may recognize losses if the fair value of the property internally determined upon such acquisition is less than the previous carrying amount of the foreclosed loan.

We periodically acquire properties through the foreclosure of commercial real estate loans. Upon acquisition, we value the real estate property and its related assets and liabilities. The fair values are determined based primarily upon discounted cash flow or capitalization rate models, the use of which requires critical assumptions including discount rates, capitalization rates, vacancy rates and growth rates based, in part, on the properties’ operating history and third party data. We may recognize losses if the fair value of the property internally determined upon acquisition is less than the previous carrying amount of the foreclosed loan.

The fair value of our assets that we record at their fair value under the fair value option may decline, which may have an adverse effect on our financial statements.

The fair value of our investments and related debt and interest rate hedge instruments that we record on our financial statements at their fair value under FASB ASC Topic 825, may decline, which may have an adverse effect on our financial statements. These investments consist primarily of our portfolio of TruPS and subordinated debentures.

The fair value of our CDO notes payable issued by our consolidated Taberna securitizations has declined more significantly than the fair value of the assets collateralizing those securitizations and, if the fair value of the CDO notes payable increases to approximate that of the underlying assets, that would materially reduce our earnings and shareholders’ equity.

Through December 31, 2010 the cumulative effect of the fair value adjustments recorded on each financial asset and liability selected for the fair value option resulted in a net increase in shareholders’ equity of $344.2 million, principally as a result of adjustments in the fair value of our CDO notes payable and other liabilities.

This increase in shareholders’ equity may reverse through earnings as an unrealized loss in the future. For example, in the event our CDO notes payable were to recover some or all of their value sooner than any recovery of the value of the securities collateralizing them, the net difference in the respective recoveries could materially reduce earnings and our shareholders’ equity. Under current market conditions and the volatility in interest rates and the credit performance of our underlying collateral, we cannot assure you that there will not be further significant fluctuations in the fair value of our assets and liabilities, which could materially reduce earnings and our shareholders’ equity.

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

Risks Relating to Our Use of Derivatives and Hedging Instruments

Our hedging transactions may not insulate us from interest rate risk, which could cause volatility in our earnings.

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

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into puts and calls on securities or indices of securities, interest rate swaps, caps and collars, including options and forward contracts, and interest rate lock agreements, principally Treasury lock agreements, to seek to hedge against mismatches between the cash flows from our assets and the interest payments on our liabilities. Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Legislation was passed to create a clearing house for hedging instruments and require the posting of cash collateral based on the fair value of any hedging instruments. While the Legislature has not issued final rules, we believe that hedging instruments in-place prior to this legislation will not be impacted.

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

In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act may impose significant requirements on hedging instruments we use. While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are adopted, the Dodd-Frank Act’s requirements may have a significant effect on our use of hedging instruments, which may have an adverse effect on our business.

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

Tax Risks

In January 2011, our board announced it would continue its approach of considering whether to declare a dividend on the common shares related to our annual REIT distribution requirements once a full year of REIT taxable income is available; any such dividend may be partially in stock. The board reserves the right to change this approach at any time in its sole discretion.

To qualify as a REIT, we are required to make distributions to shareholders, first to preferred shareholders and then to common shareholders, in an amount at least equal to 90% of our annual REIT taxable income. In January 2011, our board announced it would continue its approach of considering whether to declare a dividend on the common shares related to our annual REIT distribution requirements once a full year of REIT taxable income is available. The board reserves the right to change this approach at any time in its sole discretion. The board’s determination will include analyzing whether RAIT should use IRS Revenue Procedure 2010-12 which permits publicly-traded REITs to distribute stock in partial satisfaction of their REIT distribution requirements if stated conditions are met, including that at least 10% of the aggregate declared distribution be paid in cash and that shareholders be permitted to elect whether to receive cash or stock subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders. The board expects to continue to review and determine the dividends on RAIT’s preferred shares on a quarterly basis.

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

Taberna’s other foreign TRSs, RAIT Capital Ltd., or RAIT Capital (which has been inactive since June 2010), and RAIT Securities (U.K.) Ltd., or RAIT Securities UK, intend to operate in a manner so that their earnings will not be required to be included in Taberna’s income until such earnings are actually distributed by such foreign TRSs. In the event the IRS were to successfully challenge such characterization of the operations of RAIT Capital or RAIT Securities UK, and Taberna is required to recognize income earned by RAIT Capital or RAIT Securities UK on a current basis or otherwise recognize additional income with respect to such TRSs, Taberna could fail to qualify as a REIT or be subject to the penalty tax described above.

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

Our taxable income may substantially exceed our net income as determined by GAAP because, for example, expected capital losses will be deducted in determining its GAAP net income, but may not be deductible in computing its taxable income. GAAP net income may also be reduced to the extent we have to “markdown” the value of assets to reflect their current value. Prior to the sale of such assets, those mark-downs do not comparably reduce taxable income. In addition, we may invest in assets including the equity of securitization entities that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. This taxable income may arise for us in the following ways:

•

Repurchase of our debt at a discount, including our convertible senior notes or CDO notes payable, will generally result in our recognizing REIT taxable income in the form of cancellation of indebtedness income generally equal to the amount of the discount. Recent legislation permits the deferral of taxes coming about through debt buybacks at a discount in certain circumstances.

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

•	Sales or other dispositions of investments in real estate, as well as significant modifications to loan terms may result in timing differences between income recognition and cash receipts.

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

Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient. A complex set of rules applies when a distribution is made partially in stock and partially in cash and different shareholders receive different proportions of each. The Internal Revenue Service, in Revenue Procedure 2010-12, has given guidance with respect to certain stock distributions by publicly traded REITS (and RICs). That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011. It provides that publicly-traded REITS can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met. These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders. RAIT did not use this Revenue Procedure with respect to any distributions for its 2010 taxable year, but has the option to do so for distributions with respect to 2011.

If our or Taberna’s securitizations or Taberna’s subsidiaries, RAIT Capital or RAIT Securities UK, are subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us or Taberna and pay their creditors.

Taberna’s consolidated securitization subsidiaries are organized as Cayman Islands companies, and we may own similar foreign securitization’s in the future. There is a specific exemption from U.S. federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We and Taberna intend that the consolidated securitization subsidiaries and any other non-U.S. securitizations that are TRSs will rely on that exemption or otherwise operate in a manner so that they will not be subject to U.S. federal income tax on their net income at the entity level. RAIT Capital is a wholly-owned subsidiary of Taberna organized under the laws of Ireland that, until May 2010, provided sub-advisory services to Taberna Capital and received a fee from Taberna Capital for its services. It has been inactive since June 2010. RAIT Securities UK is a wholly-owned subsidiary of Taberna organized under the laws of the United Kingdom that is expected to originate securities and to receive origination fees from issuers in connection with its origination activities. RAIT Capital intended, and RAIT Securities UK intends, to operate in a manner so that they will not be subject to U.S. federal income tax on their net income. If the IRS were to succeed in challenging the tax treatment of our or Taberna’s securitizations, RAIT Capital or RAIT Securities UK, it could greatly reduce the amount that those securitizations, RAIT Capital and RAIT Securities UK would have available to distribute to their shareholders and to pay to their creditors. Any reduced distributions would reduce amounts available for distribution to our shareholders.

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

Potential regulatory action poses a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. We operate our business so as to comply with the Internal Revenue Code’s REIT rules and regulations and so as to remain exempt from registration as an investment company under the Investment Company Act. The SEC and the Financial Industry Regulatory Authority, or FINRA, oversee the activities of our broker dealer subsidiaries. In addition, we are subject to regulation under the Exchange Act, the Investment

Advisers Act and various other statutes. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. With respect to our operations and investments in other countries, we are subject to a variety of regulatory regimes that vary country by country. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses. A failure to comply with the obligations imposed by any of the regulations binding on us or to maintain any of the licenses required to be maintained by us could result in investigations, sanctions and reputation damage.

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

Any entity relying on Section 3(c)(5)(c) for its Investment Company Act exemption must have at least 55% of its portfolio invested in qualifying assets (which in general must consist of mortgage loans, mortgage backed securities that represent the entire ownership in a pool of mortgage loans and other liens on and interests in real estate) and another 25% of its portfolio invested in other real estate-related assets. Based on no-action letters issued by the Staff of the SEC, we classify our investments in mortgage loans as qualifying assets, as long as the loans are “fully secured” by an interest in real estate. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then we consider the loan to be a qualifying asset. We do not consider loans with loan-to-value ratios in excess of 100% to be qualifying assets that come within the 55% basket, but only real estate-related assets that come within the 25% basket. Based on a no-action letter issued by the Staff of the SEC, we treat most of our mezzanine loans as qualifying assets because we usually obtain a first lien position on the entire ownership interest of a special purpose entity, or SPE, that owns only real property, or that owns the entire ownership interest in a second SPE that owns only real property, and otherwise comes within the conditions of the no-action letter and we treat any remaining mezzanine loans as real estate-related assets that come within the 25% basket. The treatment of other investments as qualifying assets and real estate-related assets, including equity investments in subsidiaries, is based on the characteristics of the underlying asset, in the case of a directly held investment, or the characteristics of the assets of the subsidiary, in the case of equity investments in subsidiaries.

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

Our subsidiaries, RAIT Securities, RAIT Partnership, and TCM, are registered investment advisers under the Investment Advisers Act of 1940, or the Investment Advisers Act, and, as such, are supervised by the Securities and Exchange Commission, or the SEC. We registered RAIT Securities, RAIT Partnership and TCM under the Investment Advisers Act so that they could manage increasing numbers of securitizations or otherwise provide advisory services. The Investment Advisers Act requires registered investment advisors to comply with numerous obligations, including record-keeping requirements, operational procedures and disclosure obligations. Such subsidiaries may also be registered with various states and thus, subject to the oversight and regulation by such states’ regulatory agencies. If we do not comply with these requirements, it could have an adverse effect on our ability to manage our securitizations.

Our failure to maintain a broker-dealer license in the various jurisdictions in which we do business could have a material adverse effect on our business, financial condition, liquidity and results of operations.

FINRA has granted our membership application for a broker-dealer license for our subsidiary, RAIT Securities, LLC, or RAIT Securities. We also are required to maintain licenses with state securities regulators. Failure to maintain RAIT Securities’ licenses as a broker- dealer with FINRA and applicable state regulators would prevent us from originating securities and supplementing our revenue with origination fees paid to RAIT Securities by the issuers of those securities or engaging in trading and advisory services. In that event, we may need to engage a third-party broker-dealer to act as an originator and to permit a third-party broker-dealer to retain origination fees. If RAIT Securities is unable to receive origination fees or engage in trading and advisory services, it would have less cash available for distribution to RAIT.

Our failure to obtain a broker-dealer license in the various jurisdictions in which any affiliated licensed broker dealer responsible for the capital raising for our sponsored REIT could have a material adverse effect on our sponsored REIT and our ability to derive benefits from our sponsored REIT.

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

Our principal executive office is located in Philadelphia, Pennsylvania. We lease office space pursuant to a lease agreement that expires in April 2016. As of December 31, 2010 the future minimum cash payments due under this lease are as follows by fiscal year: 2011 through 2015—$0.4 million per year and $0.1 million for the remaining term of the lease.

We lease office space in New York, New York pursuant to a lease agreement that has a ten year term. This lease expires in March 2016. As of December 31, 2010, the future minimum cash payments due under this lease are as follows by fiscal year: 2011 through 2015—$0.9 million per year and $0.2 million for the remaining term of the lease.

We lease office space in Chicago, Illinois pursuant to a lease agreement that has a five year term. This lease expires in April 2014. As of December 31, 2010, the future minimum cash payments due under this lease are $0.1 million per each fiscal year through the remaining term of the lease.

For our investments in real estate, the leases for our multi-family properties are generally one-year or less and leases for our office and retail properties are operating leases. The following table represents a ten-year lease expiration schedule for our non-residential properties as of December 31, 2010.

Year of Lease Expiration (December 31,)	Number of Leases Expiring during the Year	Rentable Square Feet Subject to Expiring Leases	Final Annualized Rent under Expiring Leases (in 000’s) (a)	Final Annualized Rent per Square Foot under Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total
2011	143	376,814	$4,615	$12.25	17.4%	17.4%
2012	47	257,696	3,914	15.19	14.8%	32.2%
2013	41	364,456	4,777	13.11	18.0%	50.2%
2014	17	65,176	822	12.61	3.1%	53.3%
2015	23	188,347	1,965	10.43	7.4%	60.7%
2016	8	37,521	828	22.07	3.1%	63.8%
2017	5	100,868	1,676	16.62	6.3%	70.1%
2018	2	58,661	1,205	20.55	4.5%	74.6%
2019	3	46,188	485	10.49	1.8%	76.4%
2020	4	11,014	199	18.07	0.8%	77.2%
2021 and thereafter	2	256,299	6,032	23.53	22.8%	100.0%

Total	295	1,763,040	$26,518	$15.04	100.0%

(a)	“Final Annualized Rent” for each lease scheduled to expire represents the cash rental rates of the respective tenants for the final month prior to expiration multiplied by 12.

For a description of our investments in real estate, see Item 1—“Business—Our Investment Portfolio—Investments in real estate” and Item 8—“Financial Statements and Supplementary Data—Schedule III.”

Item 3.	Legal Proceedings

Riverside National Bank of Florida Litigation

Our subsidiary Taberna Capital Management, LLC is one of fifteen defendants in a lawsuit by the Federal Deposit Insurance Corporation, as Receiver for Riverside National Bank of Florida. The lawsuit was originally commenced by Riverside on August 6, 2009 in the Supreme Court of the State of New York, County of Kings, and subsequently discontinued without prejudice and refiled in New York County on November 13, 2009. On April 16, 2010, the Office of the Comptroller of the Currency closed Riverside and named the FDIC as receiver and thus as successor-in-interest to Riverside as plaintiff in the action. On June 3, 2010, the defendants removed the case to the United States District Court for the Southern District of New York. The action, now titled FDIC v. The McGraw-Hill Companies, Inc., Moody’s Investors Service, Inc., Fitch, Inc., Taberna Capital Management, LLC, Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management LLC, FTN Financial Capital Markets, Keefe Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., JPMorgan Chase & Co., J.P. Morgan Securities Inc., Citigroup Global Markets, Credit Suisse Securities (USA) LLC, ABN Amro, Inc., Cohen & Company, and SunTrust Robinson Humphrey, Inc., asserts claims in connection with Riverside’s purchase of certain CDO securities, including securities from the Taberna Preferred Funding II, IV, and V CDOs. Riverside alleges that offering materials issued in connection with the CDOs it purchased did not adequately disclose the process by which the rating agencies rated each of the securities. Riverside also alleges, among other things, that the offering materials should have disclosed an alleged conflict of interest of the rating agencies as well as the role that the rating agencies played in structuring each CDO. Riverside seeks damages in excess of $132 million, rescission of its purchases of the securities at issue, an accounting of certain amounts received by the defendants together with the imposition of a constructive trust, and punitive damages of an unspecified amount.

On June 25, 2010, the federal court directed the parties to refile papers supporting and opposing the defendants’ motions to dismiss, which had been filed in state court but not argued or decided. On August 20, 2010, the court granted the FDIC’s motion for substitution of counsel and to stay the action for 90 days, and on October 28, 2010, it granted an additional 90-day stay at the FDIC’s request. On January 20, 2011, the court granted a third motion by the FDIC to stay the action until April 29, 2011. Defendants must refile their motions to dismiss or answer Plaintiff’s complaint by May 2, 2011. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

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

Our common shares trade on the New York Stock Exchange, or the NYSE, under the symbol “RAS.” We have adopted a Code of Business Conduct and Ethics, which we refer to as the Code, for our trustees, officers and employees intended to satisfy New York Stock Exchange listing standards and the definition of a “code of ethics” set forth in Item 406 of Regulation S-K. We also have adopted Trust Governance Guidelines and charters for the audit, compensation and nominating and governance committees of the board of trustees intended to satisfy New York Stock Exchange listing standards. The Code, these guidelines, these charters and charters of other committees of our board of trustees are available on our website at http://www.raitft.com. Any information relating to amendments to the Code or waivers of a provision of the Code required to be disclosed pursuant to Item 5.05 of Form 8-K will be disclosed through our website.

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES

The following table shows the high and low reported sales prices per common share on the NYSE composite transactions reporting system and the quarterly cash dividends declared per common share for the periods indicated. For further discussion of our dividend policies, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-REIT Taxable Income.” Past price performance is not necessarily indicative of likely future performance. Because the market price of our common shares will fluctuate, you are urged to obtain current market prices for our common shares.

	Price Range of Common Shares		Dividends Declared
	High	Low
2009
First Quarter	$3.03	$0.45	—
Second Quarter	2.06	1.10	—
Third Quarter	3.45	0.99	—
Fourth Quarter	3.00	1.24	—
2010
First Quarter	$2.33	$1.01	—
Second Quarter	4.75	1.83	—
Third Quarter	2.34	1.30	—
Fourth Quarter	2.42	1.50	—
2011
First Quarter (through February 22, 2011)	$3.78	$2.19	$0.03

As of February 22, 2011, there were 110,948,903 of our common shares outstanding held by 685 holders of record.

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

PERFORMANCE GRAPH

The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period commencing December 31, 2005 and ending December 31, 2010 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Mortgage REIT index, the NAREIT Equity index and the S&P 500 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

In the performance graph included in our annual report for the fiscal year ended December 31, 2009, we included the NAREIT Hybrid REIT index. NAREIT discontinued the NAREIT Hybrid REIT index on December 17, 2010 and so we are unable to continue to include this index. We have added the NAREIT Equity REIT index to the performance graph.

Item 6.	Selected Financial Data

The following selected financial data information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the notes thereto, included elsewhere herein (dollars in thousands, except share and per share data).

	As of and For the Years Ended December 31
	2010	2009	2008	2007	2006
Operating Data:
Net interest margin	$62,813	$126,375	$206,001	$194,621	$76,806
Rental income	72,373	44,637	17,425	11,291	12,639
Total revenue	153,428	197,510	244,783	231,637	103,832
Real estate operating expenses	(56,824)	(41,399)	(14,781)	(9,958)	(9,198)
Provision for losses	(38,307)	(226,567)	(162,783)	(21,721)	(2,499)
Asset impairments	—	(46,015)	(67,052)	(517,452)	—
Total expenses	(170,749)	(384,451)	(319,623)	(686,660)	(34,720)
Change in fair value of financial instruments	45,840	1,563	(552,437)	—	—
Income (loss) from continuing operations	110,590	(440,141)	(617,130)	(435,991)	74,704
Net income (loss) allocable to common shares	98,152	(441,203)	(443,246)	(379,588)	67,839
Earnings (loss) per share from continuing operations
Basic	$1.13	$(6.76)	$(6.96)	$(6.16)	$2.11
Diluted	$1.11	$(6.76)	$(6.96)	$(6.16)	$2.09
Earnings (loss) per share:
Basic	$1.13	$(6.77)	$(6.99)	$(6.18)	$2.31
Diluted	$1.11	$(6.77)	$(6.99)	$(6.18)	$2.29
Balance Sheet Data:
Investments in mortgages and loans, net	$1,149,419	$1,380,957	$5,468,064	$6,378,050	$5,922,550
Investments in real estate	841,488	738,235	350,487	117,238	61,432
Investments in securities	705,451	694,897	1,920,883	3,827,800	5,138,311
Total assets	2,993,432	3,094,976	8,151,450	11,057,580	12,060,506
Total indebtedness	1,838,177	2,077,123	6,102,890	10,040,925	10,452,191
Total liabilities	2,074,902	2,325,055	6,882,109	10,474,982	10,739,829
Total equity	918,530	769,921	1,269,341	582,598	1,320,677

	As of and For the Years Ended December 31
	2010		2009		2008		2007		2006
Other Data:
Common shares outstanding, at period end, including unvested restricted share awards	105,900,570		74,420,598		64,842,571		61,018,231		52,151,412
Book value per share	$7.11		$8.08		$14.09		$6.81		$20.54
Ratio of earnings to fixed charges and preferred share dividends	1.9x		—	(1)	—	(1)	—	(1)	1.9x
Dividends declared per share	$—	(2)	$—		$1.27		$2.56		$2.70

(1)	The ratio of earnings to fixed charges and preferred share dividends for the years ended December 31, 2009, 2008 and 2007 is deficient by $453.8 million, $630.8 million and $447.8 million, respectively.

(2)	On January 10, 2011, our board of trustees declared a 2010 annual cash dividend on our common shares of $0.03 per common shares. The dividends were paid on January 31, 2011 to holders of record on January 21, 2011 and totaled $3.2 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a vertically integrated commercial real estate company capable of originating, investing in, managing, servicing, trading and advising on commercial real estate-related assets. In 2010, we continued our progress in adapting RAIT to the current market environment. We are seeking to position RAIT for future growth in the area of its historical core competency, commercial real estate lending, while diversifying the revenue generated from our commercial real estate loans and properties and reducing or removing other non-core assets and activities.

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

We generated net income allocable to common shares of $98.2 million, or $1.11 per common share-diluted, during the year ended December 31, 2010. The primary items affecting our operating performance were the following:

•

Gains on debt extinguishments. During 2010, we repurchased $102.8 million of our convertible notes and $55.0 million of our CDO notes payable for total consideration of $85.4 million. The consideration was comprised of: cash of $27.7 million, the issuance of a $22.0 million convertible senior note and 18.9 million common shares. These transactions generated $71.6 million in gains on extinguishment of debt. See “Liquidity and Capital Resources-Capitalization” below for more information regarding these transactions.

•

Change in fair value of financial instruments. The net change in fair value of financial instruments, during 2010, increased net income by $45.8 million. Generally, the change in fair value of our financial assets, which are recorded at fair value under FASB ASC Topic 825, “Financial Instruments”, was the primary driver of this improvement with several of our assets improving. This is consistent with the general improvement in asset pricing throughout the financial sector during 2010.

•

Provision for losses. The provision for losses recorded during 2010 was $38.3 million. While we recorded additional provision for losses during 2010, we saw improvement in the performance of our portfolio of commercial real estate loans from prior years. During 2010, we converted $141.2 million of commercial real estate loans (9 loans) into $123.1 million of owned real estate properties (11 properties).

We expect to continue to focus our efforts on enhancing our commercial real estate property portfolio and our commercial real estate loan portfolio, which are our primary investment portfolios. We are seeing signs of stabilization in these portfolios, including improved occupancy rates in our commercial real estate property portfolio and a reduction in our non-accrual loans and provision for losses in our commercial real estate loan portfolio throughout 2010. Although certain economic conditions are improving, some of our borrowers within our commercial real estate loan portfolio are under financial stress. Where it is likely to enhance our ultimate returns, we will consider restructuring loans or foreclosing on the underlying property. We have and expect to engage in workout activity with respect to our commercial real estate loans that may result in the conversion of some of the properties into owned real estate. We may take a non-cash charge to earnings at the time of any loan conversion to the extent the amount of our loan, reduced by any allowance for losses and certain other expenses, exceeds the fair value of the property at the time of the conversion. The conversion of loans to owned properties is reflected in the growing portion of our revenue derived from rental income as opposed to net interest margin.

We are seeking to develop new sources of fee income. As described below under “Securitization Summary,” in April 2010 we sold or delegated our collateral management rights and responsibilities relating to eight Taberna securitizations which will reduce our collateral management fees for managing securitizations going forward. We are seeking to enhance our fee income through management fees generated by our property management subsidiaries, Jupiter Communities and CRP Commercial Services, commissions and other fees generated by our broker/dealer subsidiary, RAIT Securities, as well as other potential new businesses. We may also generate fee income by developing arrangements with third parties to originate commercial real estate investments.

The following key statistics illustrate the transformation of our business through December 31, 2010 (dollars in thousands):

	For the Years Ended December 31
	2010	2009	2008
Financial Statistics:
Recourse debt maturing within 1-year	$41,489	$24,390	$55,161
Assets under management	$3,837,526	$10,126,853	$14,181,883
Debt to equity	2.3x	3.0x	5.4x
Total revenue	$153,428	$197,510	$244,783
Earnings per share, diluted	$1.11	$(6.77)	$(6.99)
Commercial Real Estate (“CRE”) Loan Portfolio:
Reported CRE Loans—unpaid principal	$1,173,141	$1,473,700	$2,053,752
Non-accrual loans—unpaid principal	$122,306	$171,372	$186,040
Non-accrual loans as a % of reported loans	10.4%	11.6%	9.1%
Reserve for losses	$61,731	$86,609	$117,737
Reserves as a % of non-accrual loans	50.5%	50.5%	63.3%
Provision for losses	$38,307	$130,080	$107,360
CRE Property Portfolio:
Reported investments in real estate	$841,488	$738,235	$350,487
Number of properties owned	47	39	15
Multifamily units owned	8,311	6,967	2,959
Office square feet owned	1,632,978	1,324,368	933,418
Retail square feet owned	1,116,112	1,095,452	—
Average Physical Occupancy Data:
Multifamily	85.5%	77.7%	79.7%
Office	67.8%	48.2%	50.8%
Retail	58.8%	58.0%	—

Total	79.2%	69.8%	72.5%

Trends That May Affect Our Business

The following trends may affect our business:

Credit, capital markets and liquidity risk. While there are signs of improvement from past years, we continue to see reduced availability of liquidity to finance assets similar to those in our investment portfolios which continues to impact our ability to finance new investments in our targeted asset classes. With respect to our borrowers, the market for financing sources, such as CMBS, for commercial real estate is constrained. This creates an increased risk of defaults upon the maturity of loans due to the lack of sources of refinancing.

Interest rate environment. Interest rates continued to experience volatility during 2010. Continued volatility in interest rates may impact the value of our investments and/or the net investment income generated by those investments in the future. We do not expect that an increase or decrease in interest rates would dramatically impact the net investment income generated by our commercial loan portfolios. We use floating rate line of credit borrowings and long-term floating rate CDO notes payable to finance our investments. To the extent the amount of fixed-rate commercial loans are not directly offset by matching fixed-rate CDO notes payable, we utilize interest rate derivative contracts to convert our floating rate liabilities into fixed-rate liabilities, effectively match funding our assets with our liabilities.

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

Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates on our assets also may be affected by other factors, including, without limitation, conditions in the housing, real estate and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate loans. If interest rates begin to fall, triggering an increase in prepayment rates in our commercial loan portfolio and our net investment income may decrease. However, the lack of financing alternatives may cause loans to extend and provide an opportunity to increase the net investment income. While interest rates have increased during 2010, prepayment rates have not decreased due to the lack of mortgage financing in the current economic and credit environments.

Commercial real estate improved performance. We are seeing signs of improvement in the commercial real estate markets. The multi-family, office and retail sectors of commercial real estate are experiencing increased occupancy levels and increased rents as compared to historic levels in several markets throughout the United States, including those where we are invested.

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

Revenue Recognition for Investment Income. We recognize interest income from investments in commercial mortgages, mezzanine loans, and other securities on a yield to maturity basis. Upon the acquisition of a loan at a discount, we assess the portions of the discount that constitute accretable yields and non-accretable differences. The accretable yield represents the excess of our expected cash flows from the loan over the amount we paid for the loan. That amount, the accretable yield, is accreted to interest income over the remaining life of the loan. Many of our commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible.

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

Recognition of Fees and other income. We generate fee and other income by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, (c) property management services to third parties, and (d) providing fixed income trading and advisory services to our customers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fees from securitizations we consolidate. During the years ended December 31, 2010, 2009 and 2008, we received $6.3 million, $16.1 million, and $23.2 million, respectively, of earned asset management fees, of which we eliminated $2.8 million, $7.0 million, and $12.2 million, respectively, associated with consolidated CDOs.

Investments in Loans. We invest in commercial mortgages, mezzanine loans, debt securities and other loans. We account for our investments in commercial mortgages, mezzanine loans and other loans at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income on a level yield basis over the terms of the loans.

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

Investments in Real Estate. Investments in real estate are shown net of accumulated depreciation. We capitalize all costs related to the improvement of the real property and depreciate those costs on a straight-line basis over the useful life of the asset. We depreciate real property using the following useful lives: buildings and improvements—30 years; furniture, fixtures, and equipment—5 to 10 years; and tenant improvements—shorter of the lease term or the life of the asset. Costs for ordinary maintenance and repairs are charged to expense as incurred.

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

Investments in Securities. We account for our investments in securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, and designate each investment security as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). We classify certain available-for-sale securities as trading securities when we elect to record them under the fair value option in accordance with FASB ASC Topic 825, “Financial Instruments.” See “Fair Value of Financial Instruments” below. Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

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

Fair Value of Financial Instruments. In accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and are as follows:

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

Recent Accounting Pronouncements. On January 1, 2010, we adopted accounting standards classified under FASB ASC Topic 860, “Transfers and Servicing,” and accounting standards classified under FASB ASC Topic 810, “Consolidation”. The accounting standard classified under FASB Topic 860 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets. The accounting standard classified under FASB Topic 810 changes the determination of when a variable interest entity, or VIE, should be consolidated. Under this standard, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. The adoption of these standards did not have a material effect on our consolidated financial statements. See Note 9 for additional disclosures pertaining to VIEs.

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

Assets under management represents the total assets that we own or are managing for third parties. While not all AUM generates fee income, it is an important operating measure to gauge our asset growth, volume of originations, size and scale of our operations and our financial performance. AUM includes our total investment portfolio and assets associated with unconsolidated CDOs for which we derive asset management fees. On April 22, 2010 as a result of the sale of our collateral management rights and responsibilities relating to eight Taberna securitizations to an affiliate of Fortress Investment Group, LLC, RAIT’s assets under management were reduced by $5.9 billion from December 31, 2009.

The table below summarizes our assets under management as of December 31, 2010 and December 31, 2009 (dollars in thousands):

	Assets Under Management at December 31, 2010	Assets Under Management at December 31, 2009
Commercial real estate portfolio (1)	$1,976,815	$2,084,685
European portfolio (2)	—	1,878,601
U.S. TruPS portfolio (3)	1,860,112	6,162,790
Other investments	599	777

Total	$3,837,526	$10,126,853

(1)	As of December 31, 2010 and December 31, 2009, our commercial real estate portfolio was comprised of $1.1 billion and $1.2 billion, respectively, of assets collateralizing RAIT I and RAIT II, $841.5 million and $738.2 million, respectively, of investments in real estate and $30.4 million and $106.6 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(2)	Our European portfolio as of December 31, 2009 was comprised of assets collateralizing two securitizations we refer to as Taberna Europe I and Taberna Europe II.
(3)	Our U.S. TruPS portfolio as of December 31, 2009 was comprised of assets collateralizing Taberna I through Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

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

Our board of trustees monitors RAIT’s REIT taxable income and all available net operating losses not utilized in prior years. In January 2011, our board announced it would continue its approach of considering whether to declare a dividend on the common shares related to our annual REIT distribution requirements once a full year of our REIT taxable income is available. The board reserves the right to change this approach at any time in its sole discretion. The board expects to continue to review and determine the dividends on RAIT’s preferred shares on a quarterly basis. The board intends to declare a dividend, if any, in at least the amount necessary to maintain RAIT’s REIT status. The board will also consider the composition of any common dividends declared, including the option of paying a portion in cash and the balance in additional common shares. Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient. However, the Internal Revenue Service, in Revenue Procedure 2010-12, has given guidance with respect to certain stock distributions by publicly traded REITS. That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011. It provides that publicly-traded REITs can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met. These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders. The board expects to continue to review and determine the dividends on RAIT’s preferred shares on a quarterly basis. After the deduction for the dividend we paid on the common shares in January 2011 totaling $3.2 million and our use of $8.1 million of RAIT’s net operating loss carryforward from 2009, we have an estimated tax net operating loss carry-forward of approximately $27.4 million that may be used to offset our future REIT taxable income.

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

The table below reconciles the differences between reported net income (loss), total taxable income and estimated REIT taxable income for the three years ended December 31, 2010 (dollars in thousands):

	For the Years Ended December 31
	2010	2009	2008
Net income (loss), as reported	$110,913	$(440,981)	$(619,185)
Add (deduct):
Provision for losses	38,307	226,567	145,584
Charge-offs on allowance for losses	(47,787)	(152,014)	—
Domestic TRS book-to-total taxable income differences:
Income tax provision (benefit)	1,602	(958)	(2,137)
Fees received and deferred in consolidation	—	—	1,080
Stock compensation, forfeitures and other temporary tax differences	93	829	6,060
Capital losses not offsetting capital gains and other temporary tax differences	(7,938)	—	32,059
Asset impairments, net of noncontrolling interests of $(85,800) for the year ended December 31, 2007	—	46,015	67,052
Capital losses not offsetting capital gains and other temporary tax differences	108	377,096	—
Change in fair value of financial instruments, net of noncontrolling interests (1)	(45,840)	(23,822)	346,401
Amortization of intangible assets	822	1,407	17,077
CDO investments aggregate book-to-taxable income differences (2)	(50,768)	(69,314)	111,338
Accretion of (premiums) discounts	—	1,232	(3,562)
Other book to tax differences	5,347	(2,520)	1,118

Total taxable income (loss)	4,859	(36,463)	102,885
Taxable (income) loss attributable to domestic TRS entities	6,113	(4,051)	(21,278)
Dividends paid by domestic TRS entities	14,000	5,013	25,750
Deductible preferred dividends	(13,641)	—	(13,641)

Estimated REIT taxable income (loss) (3)	$11,331	$(35,501)	$93,716

(1)	Change in fair value of financial instruments is reported net of allocation to noncontrolling interests of $(22,259) and $(206,036), for the years ended December 31, 2009 and 2008, respectively.
(2)	Amounts reflect the aggregate book-to-taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.
(3)	Before the deduction for the common dividend paid in January 2011 totaling $3.2 million and the use of $8.1 million of RAIT’s net operating loss carry-forward. As of December 31, 2010, RAIT has an estimated net operating loss carry-forward of approximately $27.4 million that may be used to offset its REIT taxable income in the future.

For the year ended December 31, 2010, we declared a $0.03 per common share dividend in 2011. For tax reporting purposes, this dividend will be taxable to common shareholders in 2011. The preferred dividends that we paid in 2010 were classified as an ordinary dividend, including a qualified dividend component, for those shareholders who held our preferred shares for the entire year.

For the year ended December 31, 2009, we did not pay any common dividends. For tax reporting purposes, the preferred dividends that we paid in 2010 were classified as 100% return of capital for those shareholders who held our preferred shares for the entire year.

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

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Investment interest income. Investment interest income decreased $228.0 million, or 59.7%, to $154.0 million for the year ended December 31, 2010 from $382.0 million for the year ended December 31, 2009. This net decrease was primarily attributable to decreases in interest income of: $80.9 million resulting from the disposition of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations in June 2009 and $106.5 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease primarily resulted from $141.2 million of commercial real estate loans that were converted to owned real estate since December 31, 2009, $348.9 million in total principal amount of investments on non-accrual status as of December 31, 2010 compared to $304.0 million as of December 31, 2009, and the reduction in short-term LIBOR of approximately 0.3% during the year ended December 31, 2010 compared to the year ended December 31, 2009.

Investment interest expense. Investment interest expense decreased $164.5 million, or 64.3%, to $91.1 million for the year ended December 31, 2010 from $255.6 million for the year ended December 31, 2009. This net decrease was primarily attributable to decreases in interest expense of: $43.6 million resulting from the disposition of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations in June 2009 and $98.6 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease is primarily attributable to repurchases of our convertible senior notes of $102.8 million and the effect on our floating rate indebtedness from the reduction in short-term LIBOR of approximately 0.3% during the year ended December 31, 2010 compared to the year ended December 31, 2009.

Rental income. Rental income increased $27.8 million to $72.4 million for the year ended December 31, 2010 from $44.6 million for the year ended December 31, 2009. This increase was primarily attributable to: (i) $7.5 million of rental income from 13 new properties, with direct real estate investments of $143.6 million, acquired or consolidated since December 31, 2009; (ii) $16.0 million in rental income from properties that were acquired in 2009 and present for a full-year in 2010; and (iii) $4.2 million in rental income resulting from an increase in occupancy for properties present for a full year of operations in 2010.

Fee and other income. Fee and other income decreased $8.3 million, or 31.2%, to $18.2 million for the year ended December 31, 2010 from $26.5 million for the year ended December 31, 2009. We received $4.1 million and $3.5 million of fee income from our restructuring advisory and collateral management services, respectively, compared to $9.9 million and $9.1 million, respectively, for the year ended December 31, 2009. This decrease of $11.3 million is primarily attributable to the sale or delegation of our collateral management rights and responsibilities relating to eight Taberna securitizations during April 2010. These decreases were offset by an increase of $1.7 million of property management fees and reimbursement income associated with our property management activities, $1.0 million of income from trading activities at RAIT Securities, LLC, and $0.3 million of other income.

Expenses

Real estate operating expense. Real estate operating expense increased $15.4 million to $56.8 million for the year ended December 31, 2010 from $41.4 million for the year ended December 31, 2009. This increase was primarily attributable: (i) $4.5 million from 13 new properties, with direct real estate investments of $143.6 million, acquired or consolidated since December 31, 2009 and (ii) $10.3 million from properties that were acquired in 2009 and present for a full-year in 2010 and (iii) 0.7 million from properties that were acquired prior to 2009 and present for a full-year in 2010.

Compensation expense. Compensation expense increased $1.1 million, or 4.2%, to $28.7 million for the year ended December 31, 2010 from $27.6 million for the year ended December 31, 2009. This increase was primarily due to an increase in salary and bonus compensation costs of $2.1 million during the year ended December 31, 2010 associated with Jupiter Communities LLC. Jupiter Communities was acquired on May 1, 2009 and was present for a full-year in 2010. This increase was partially offset by lower salary, bonus and other compensation costs associated with our historical business activities.

General and administrative expense. General and administrative expense decreased $3.6 million, or 16.3%, to $18.2 million for the year ended December 31, 2010 from $21.8 million for the year ended December 31, 2009. This decrease is primarily due to a $1.8 million decrease in consulting and professional fees, a $0.7 million decrease in CDO related trustee and rating agency costs associated with the four Taberna CDOs that we deconsolidated in June 2009, and a $1.0 million decrease in rent expense.

Provision for losses. The provision for losses decreased by $188.3 million for the year ended December 31, 2010 to $38.3 million as compared to $226.6 million for the year ended December 31, 2009. This decrease was primarily attributable to $96.5 million of provision for losses related to our residential mortgage portfolio during the twelve-month period ended December 31, 2009. This portfolio of residential mortgages were sold in July 2009. The remaining decrease of $91.8 million is attributable to improved performance of our commercial real estate loan portfolio during 2010 as compared to 2009. At December 31, 2010, we had $122.3 million of commercial real estate loans on non-accrual, down from $171.4 million of commercial real estate non-accrual loans as of December 31, 2009. This reduction in non-accrual loans, combined with reduced 60-day or greater delinquencies in the commercial real estate loan portfolio year over year and improvements in commercial real estate fundamentals in 2010 reduced our provisions for loan losses during 2010. While we believe we have adequately reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Depreciation expense. Depreciation expense increased $8.1 million to $27.8 million for the year ended December 31, 2010 from $19.7 million for the year ended December 31, 2009. This increase was primarily attributable to 13 new properties, with direct real estate investments of $143.6 million, acquired or consolidated since December 31, 2009 as well as increased depreciation of capital expenditures since December 31, 2009 associated with our owned properties.

Amortization of intangible assets. Intangible amortization represents the amortization of intangible assets acquired from Taberna on December 11, 2006 and Jupiter Communities on May 1, 2009. Amortization expense decreased $0.6 million, or 41.6%, to $0.8 million for the twelve-month period ended December 31, 2010 from $1.4 million for the twelve-month period ended December 31, 2009. This decrease resulted from a reduction of intangible assets by $6.2 million associated with the sale of our collateral management rights in eight Taberna securitizations during April 2010.

Other Income (Expense)

Gains (losses) on sale of assets. Gains on sale of assets were $11.6 million during the twelve-month period ended December 31, 2010. The gains on sale of assets are primarily attributable to the sale or delegation of our collateral management rights and responsibilities relating to eight Taberna securitizations to an affiliate of certain funds managed by an affiliate of Fortress Investment Group LLC for $16.5 million. These securitizations were not consolidated by us and were comprised of Taberna Preferred Funding II, Ltd. through Taberna Preferred Funding VII, Ltd., Taberna Europe CDO I, P.L.C., and Taberna Europe CDO II, P.L.C. This transaction generated a $7.9 million gain on sale of assets. In addition, we disposed of $11.4 million in total principal amount of unsecured REIT note receivables in our CRE securitizations and recorded a gain of $3.8 million. Losses on sales of assets were $376.8 million during the twelve-month period ended December 31, 2009. Losses on sale of assets are primarily attributable to the deconsolidation of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations. On June 25, 2009, we sold all of our equity interests and a portion of our non-investment grade debt that we owned in these four securitizations and concluded that we were no longer the primary beneficiary of the securitizations and, therefore, we deconsolidated the securitizations in accordance with FASB ASC Topic 810, “Consolidation”. During the twelve-month period ended December 31, 2009, we sold all of our retained interests in our six residential mortgage securitizations and recorded losses on sales of assets of $61.8 million.

Gains on extinguishment of debt. Gains on extinguishment of debt during the twelve-month period ended December 31, 2010 are attributable to the repurchase of $102.8 million in aggregate principal amount of convertible senior notes and $55.0 million in aggregate principal amount of CDO notes payable. The aggregate debt was repurchased from the market for 18.9 million of our common shares, the issuance of a $22.0 million senior secured convertible note and $27.7 million of cash. As a result of these repurchases, we recorded gains on extinguishment of debt of $71.6 million.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the twelve-month periods ended December 31, 2010 and 2009, the fair value adjustments we recorded were as follows (dollars in thousands):

	For the Year Ended December 31
Description	2010	2009
Change in fair value of trading securities and security-related receivables	$111,873	$(158,273)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(26,882)	153,459
Change in fair value of derivatives	(39,151)	6,377

Change in fair value of financial instruments	$45,840	$1,563

Unrealized gain (loss) on interest rate hedges. Unrealized gain (loss) on interest rate hedges increased $0.6 million to $0.1 for the year ended December 31, 2010 from a loss of $0.5 million for the year ended December 31, 2009 primarily due to the sale of our residential mortgage portfolio in July 2009. That portfolio contained some hedging ineffectiveness that was expensed within this category and was not present during 2010.

Income tax benefit (provision). We maintain several domestic and foreign TRS entities that are subject to U.S. federal, state and local income taxes and foreign taxes. For the year ended December 31, 2010, the total provision for income taxes was $1.6 million, an increase of $2.6 million from a benefit of $1.0 million for the year ended December 31, 2009. This increase of $2.6 million is attributable to a $2.5 million provision we recorded in connection with the settlement of an IRS audit associated with our Taberna Capital Management LLC subsidiary and certain transfer pricing deductions it made during 2006 through 2008. The settlement was reached in 2011 and was offset by the benefit of net operating losses generated by Taberna Capital during 2008. The settlement will require a net cash payment of approximately $0.3 million.

Discontinued operations. Income from discontinued operations increased $1.1 million to $0.3 million for the year ended December 31, 2010 compared to a loss of $0.8 million for the twelve-month period ended December 31, 2009 primarily due to the timing of properties acquired, sold or deconsolidated during the respective periods. Included in discontinued operations for the year ended December 31, 2010 are: (i) a loss of $2.9 million on a VIE that was deconsolidated in August 2010 offset by; (ii) a gain of $0.3 million on a property that was sold in March 2010; and (iii) a net gain of $1.0 million on two properties that were sold in December 2010.

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

Rental income. Rental income increased $27.2 million to $44.6 million for the year ended December 31, 2009 from $17.4 million for the year ended December 31, 2008. This increase was primarily attributable to 24 new properties, with direct real estate investments of $384.4 million, acquired or consolidated since December 31, 2008.

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

Expenses

Real estate operating expense. Real estate operating expense increased $26.6 million to $41.4 million for the year ended December 31, 2009 from $14.8 million for the year ended December 31, 2008. This increase was primarily attributable to 24 new properties, with direct real estate investments of $384.4 million, acquired or consolidated since December 31, 2008.

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

General and administrative expense. General and administrative expense decreased $0.1 million, or 0.7%, to $21.8 million for the year ended December 31, 2009 from $21.9 million for the year ended December 31, 2008. This decrease was primarily due to a $0.5 million decrease in investment monitoring costs due to the termination of a shared services agreement in July 2008 and $1.3 million of lower consulting and professional fees in 2009 as compared to 2008 offset by $1.7 million of higher insurance and rent expenses.

Provision for losses. The provision for losses relates to our investments in our residential mortgages and commercial mortgage loan portfolios. The provision for losses increased by $63.8 million for the year ended December 31, 2009 to $226.6 million as compared to $162.8 million for the year ended December 31, 2008. This increase is due to increased delinquencies in our residential mortgage portfolios during our ownership period and an increase in our impaired loans within our commercial real estate loan portfolio. During the year ended December 31, 2009, we have transitioned 27 loans to real estate owned properties, with direct real estate investments of $416.7 million, including two properties that have been sold and one property held for sale, and realized losses of $98.8 million when these loans were converted from impaired loans to owned real estate. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Asset impairments. For the year ended December 31, 2009, we recorded asset impairments totaling $46.0 million that were associated with certain investments in loans and available-for-sale securities for which we did not elect the fair value option under FASB ASC Topic 825, “Financial Instruments.” In making this determination, management considered the estimated fair value of the investments in relation to our cost bases, the financial condition of the related entity and our intent and ability to hold the investments for a sufficient period of time to recover our investments. For the identified investments, management believed full recovery was not likely and wrote down the investments to their then current recovery value, or estimated fair value. For the year ended December 31, 2008, we recorded asset impairments totaling $67.1 million that were associated with certain intangible assets and certain investments in loans, available-for-sale securities and other assets for which we did not elect the fair value option.

Depreciation expense. Depreciation expense increased $13.5 million to $19.7 million for the year ended December 31, 2009 from $6.2 million for the year ended December 31, 2008. This increase was primarily attributable to 24 new properties, with direct real estate investments of $384.4 million, acquired or consolidated since December 31, 2008 as well as increased depreciation of capital expenditures we added since December 31, 2008 associated with our owned properties.

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

Other Income (Expense)

Interest and other income. Interest and other income increased $4.3 million to $5.6 million for the year ended December 31, 2009 from $1.3 million for the year ended December 31, 2008. This increase was primarily due to higher interest income attributable to cash deposits and non-operating income associated with the 24 new properties that we acquired or consolidated since December 31, 2008.

Gains (losses) on sale of assets. Gains (losses) on sale of assets were primarily attributable to the disposition of four Taberna securitizations and six residential mortgage securitizations. On June 25, 2009, we sold all of our retained interests and a portion of our non-investment grade debt in the four Taberna securitizations. On July 16, 2009, we sold all of our retained interests in our six residential mortgage securitizations. For the year ended December 31, 2009, we recorded losses on sale of assets of $313.8 million associated with the disposition of the Taberna securitizations and $61.8 million associated with the disposition of the residential mortgage portfolio.

Gains on extinguishment of debt. Gains on extinguishment of debt during the year ended December 31, 2009 were primarily attributable to the repurchase of $103.8 million in aggregate principal amount of convertible senior notes and $55.0 million in aggregate principal amount of CDO notes payable. The debt was repurchased from the market for a total purchase price of $60.7 million, including $2.2 million of accrued interest, and we recorded gains on extinguishment of debt of $97.8 million. On December 1, 2009, we completed an exchange offer for $34.0 million aggregate principal amount of convertible senior notes whereby we issued 8,126,000 of our common shares and paid $3.6 million of cash, including $0.5 million of accrued interest, as consideration. As a result of the exchange offer, we recorded gains on extinguishment of debt of $18.1 million.

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

Discontinued operations. Income (loss) from discontinued operations increased $1.3 million to a loss of $0.8 million for the year ended December 31, 2009 compared to a loss of $2.1 million for the year ended December 31, 2008 primarily due to the timing of properties acquired, sold or deconsolidated during the respective periods. Additionally, we recorded a $2.1 million loss on a VIE that was deconsolidated in March 2009 offset by a gain of $0.5 million on a property that was sold in July 2009.

Securitization Summary

Overview. We have used securitizations, mainly through CDOs, to match fund the interest rates and maturities of our assets with the interest rates and maturities of the related financing. This strategy has helped us reduce interest rate and funding risks on our portfolios for the long-term. To finance our investments in the foreseeable future, management will seek to structure match funded financing through reinvesting asset repayments in our existing securitizations, loan participations, bank lines of credit, joint-venture opportunities and other methods that preserve our capital while making investments that generate an attractive return.

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

We manage five CDO securitizations with varying amounts of retained or residual interests held by us. Four of these CDOs are consolidated in our financial statements as follows: RAIT I, RAIT II, Taberna VIII and Taberna IX. The assets and liabilities of RAIT 1 and RAIT II are presented at amortized cost in our consolidated financial statements. The assets and liabilities of Taberna VIII and Taberna IX are presented at fair value in our consolidated financial statements pursuant to the fair value option. We manage the fifth securitization, Taberna Preferred Funding I, Ltd., or Taberna I, but do not consolidate it in our financial statements because we are not the primary beneficiary of the securitization.

While, in general, our senior management fees from these CDOs are a priority ahead of senior debt service payments, these CDOs do contain interest coverage and overcollateralization triggers, or OC Triggers, that must be met in order for us to receive our subordinated management fees and our lower-rated debt or residual equity returns. If the interest coverage or OC Triggers are not met, in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying payment defaults, paying down the CDO notes payable or other actions permitted under the relevant CDO indenture.

On April 22, 2010, we sold or delegated our collateral management rights and responsibilities relating to eight Taberna securitizations with approximately $5.9 billion in total assets under management to an affiliate of certain funds managed by an affiliate of Fortress Investment Group LLC for $16.5 million. These securitizations were not consolidated by us and were comprised of Taberna Preferred Funding II, Ltd. through Taberna Preferred Funding VII, Ltd., Taberna Europe CDO I, P.L.C., and Taberna Europe CDO II, P.L.C. The transaction generated a $7.9 million in gain on sale of asset.

CDO Performance. As of the most recent payment information, the Taberna I, Taberna VIII and Taberna IX CDO securitizations that we manage were not passing all of their required interest coverage or OC Triggers and we received only senior asset management fees. While events of default do not currently exist in the CDO securitizations that we manage, we are unable to predict with certainty which CDOs, in the future, will experience events of default or which, if any, remedies the appropriate note holders may seek to exercise in the future. All applicable interest coverage and OC Triggers continue to be met for our two commercial real estate CDOs, RAIT I and RAIT II, and we continue to receive all of our management fees, interest and residual returns from these CDOs. During 2010, we reduced the amount of debt issued by our two commercial real estate securitizations, RAIT I and RAIT II, by cancelling $37.5 million in aggregate principal amount of non-recourse debt issued by those securitizations that we held.

A summary of the CDO investments in our consolidated securitizations as of the most recent payment information is as follows (dollars in millions):

•

RAIT I—RAIT I has $1.0 billion of total collateral, of which $67.9 million is defaulted. The current O/C test is passing at 123.4% with an O/C trigger of 116.2%. We currently own $242.0 million of the securities issued by this CDO. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees.

•

RAIT II—RAIT II has $820.0 million of total collateral, of which $29.3 million is defaulted. The current O/C test is passing at 115.1% with an O/C trigger of 111.7%. We currently own $229.7 million of the securities issued by this CDO. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees.

•

Taberna VIII—Taberna VIII has $726.1 million of total collateral, of which $147.0 million is defaulted. The current overcollateralization (O/C) test is failing at 84.8% with an O/C trigger of 103.5%. We currently own $133.0 million of the securities issued by this CDO. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

Taberna IX—Taberna IX has $695.4 million of total collateral, of which $223.2 million is defaulted. The current O/C test is failing at 72.9% with an O/C trigger of 105.4%. We currently own $186.5 million of the securities issued by this CDO. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

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

RAIT I and RAIT II, our consolidated securitizations collateralized by U.S. commercial real estate loans, continue to perform and make distributions on our retained interests and pay us management fees. In addition, the restricted cash in these securitizations from repayment of underlying loans and other sources can be used to make new investments held by those securitizations, including future funding commitments of existing investments. As we continue to recycle capital obtained from loan sales and loan repayments in these securitizations, we expect to reinvest the proceeds to fund commercial real estate loans. Distributions on our retained interests in RAIT I and RAIT II are our primary source of cash from our operations. We continue to explore strategies to generate liquidity from our investments in real estate and our investments in debt securities as we seek to focus on our commercial real estate lending platform.

We believe our available cash and restricted cash balances, other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months. Should our liquidity needs exceed our available sources of liquidity, we believe that we could sell assets to raise additional cash. We may not be able to obtain additional financing when we desire to do so, or may not be able to obtain desired financing on terms and conditions acceptable to us. If we fail to obtain additional financing, our ability to maintain or grow our business will be constrained.

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $27.2 million as of December 31, 2010;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings; and

•	proceeds from future offerings of our common and preferred shares, including our COD sales agreement, SEDA and DRSPP Plan.

Our two commercial real estate securitized financing arrangements, RAIT I and RAIT II, include a revolving credit option that allows us to repay the AAA rated debt tranches totaling $475.0 million as loan repayments occur, and then draw up to the available committed amounts through the fifth anniversary of each financing in November 2011 and June 2012, respectively. At December 31, 2010, these revolvers were fully utilized and had no additional capacity.

Our restricted cash balance was $176.7 million as of December 31, 2010. We have $64.7 million of restricted cash in RAIT I and RAIT II available to invest in qualifying commercial loans as of December 31, 2010, subject to $48.7 million of future funding commitments, leaving $16.0 million available to lend. This $64.7 million of restricted cash is not available to RAIT’s creditors or for other general trust purposes. As of December 31, 2010, $86.0 million of restricted cash was held by Taberna VIII and Taberna IX. This restricted cash reflects early prepayments of principal that cannot be used for any other general trust purposes.

Our convertible senior notes are redeemable for cash, at the option of the holder, in April 2012. We expect to acquire, redeem, restructure, refinance or otherwise enter into transactions to satisfy our convertible senior notes at or prior to the redemption date through transactions which may include any combination of payments of cash, issuances of our debt and/or equity securities, sales or exchanges of our assets or other methods. These transactions may have material effects on our liquidity and capital structure.

We are currently negotiating the terms of a joint venture with a potential co-investor that would originate conduit commercial real estate loans that would qualify for sale to CMBS securitizations sponsored by third parties. If the joint venture is established, it may be a source of additional liquidity for us. The joint venture may seek to increase its return through outside debt financing, including warehouse financing.

Cash Flows

As of December 31, 2010 and 2009, we maintained cash and cash equivalents of $27.2 million and $25.0 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2010	2009	2008
Cash flows from operating activities	$15,448	$65,013	$141,998
Cash flows from investing activities	62,898	253,004	542,525
Cash flows from financing activities	(76,150)	(320,446)	(785,047)

Net change in cash and cash equivalents	2,196	(2,429)	(100,524)
Cash and cash equivalents at beginning of period	25,034	27,463	127,987

Cash and cash equivalents at end of period	$27,230	$25,034	$27,463

Our principal source of cash flow historically has been from our investing activities. The cash inflow from our investing activities primarily resulted from $107.7 million in principal repayments on loans during the year ended December 31, 2010 as compared to $269.5 million during the year ended December 31, 2009. We received $23.3 million during the year ended December 31, 2010 in proceeds from the sale of other securities and $14.1 million in net proceeds from the sale of collateral management rights.

Our decreased cash inflow from operating activities is primarily due to the disposition of the Taberna III, Taberna IV, Taberna VI, and Taberna VII securitizations in June 2009 and from the disposition of the residential mortgage portfolio in July 2009. During 2009, the cash flow from operating activities from these securitizations were used to repay the principal outstanding on senior tranches of securitization debt.

The cash outflow from financing activities was driven by repurchases of convertible senior notes of $12.2 million, repayments on secured credit facilities and other indebtedness of $18.7 million, and repurchases or repayments of CDO notes payable of $50.7 million for the year ended December 31, 2010. These outflows were offset by proceeds from common share issuances of $21.8 million for the year ended December 31, 2010. The improvement in our cash flow from financing activities during the year ended December 31, 2010 is primarily due to a reduction in the repayments on residential mortgage-backed securities. This portfolio was sold in July 2009 and repayments on residential mortgage-backed securities were $223.3 million during the year ended December 31, 2009.

Capitalization

Debt Financing.

We maintain various forms of long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2010:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
Convertible senior notes (1)	$143,613	$143,474	6.9%	Apr. 2027
Secured credit facilities	36,489	36,489	4.7%	Oct. 2011 to Dec. 2011
Senior secured notes	63,950	63,950	11.7%	Apr. 2014
Loans payable on real estate	19,922	19,922	5.5%	Apr. 2012 to Sept. 2013
Junior subordinated notes, at fair value(2)	38,052	4,422	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	327,126	293,357	7.4%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (3)(4)	1,341,750	1,341,750	0.7%	2045 to 2046
CDO notes payable, at fair value (2)(3)(5)	1,147,112	148,072	0.9%	2037 to 2038
Loans payable on real estate	54,998	54,998	6.0%	Mar. 2011 to Aug. 2016

Total non-recourse indebtedness	2,543,860	1,544,820	0.9%

Total indebtedness	$2,870,986	$1,838,177	1.6%

(1)	Our convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(4)	Collateralized by $1.8 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(5)	Collateralized by $1.3 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2010 was $870.1 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by RAIT or RAIT Partnership. As indicated in the table above, our consolidated financial statements include recourse indebtedness of $293.4 million as of December 31, 2010. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs and other securitization vehicles) and the loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the year ended December 31, 2010 is as follows:

Recourse Indebtedness

Convertible senior notes. On April 18, 2007, we issued and sold in a private offering to qualified institutional buyers, $425.0 million aggregate principal amount of 6.875% convertible senior notes due 2027, or the convertible senior notes. After deducting the initial purchaser’s discount and the estimated offering expenses, we received approximately $414.3 million of net proceeds. Interest on the convertible senior notes is paid semi-annually and the convertible senior notes mature on April 15, 2027.

Prior to April 20, 2012, the convertible senior notes are not redeemable at RAIT’s option, except to preserve RAIT’s status as a REIT. On or after April 20, 2012, RAIT may redeem all or a portion of the convertible senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any. Convertible senior note holders may require RAIT to repurchase all or a portion of the convertible senior notes for cash at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any, on the convertible senior notes on April 15, 2012, April 15, 2017, and April 15, 2022, or upon the occurrence of certain change in control transactions prior to April 20, 2012.

Prior to April 15, 2026, upon the occurrence of specified events, the convertible senior notes will be convertible at the option of the holder at an initial conversion rate of 28.6874 shares per $1.0 million principal amount of convertible senior notes. The initial conversion price of $34.86 represents a 27.5% premium to the per share closing price of $27.34 on the date the offering was priced. Upon conversion of convertible senior notes by a holder, the holder will receive cash up to the principal amount of such convertible senior notes and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, at the option of RAIT in cash or RAIT’s common shares. The initial conversion rate is subject to adjustment in certain circumstances. We include the convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

On January 1, 2009, we adopted accounting standards classified under FASB ASC Topic 470, “Debt”. Upon adoption, we recorded a retrospective discount on our issued and outstanding convertible senior notes of $2.0 million. This discount reflects the fair value of the embedded conversion option within the convertible debt instruments and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in the indenture relating to the convertible senior notes agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the convertible senior notes were issued. The discount is being amortized to interest expense through April 15, 2012, the date at which holders of our convertible senior notes could require repayment. Upon adoption, all prior periods were restated to reflect the retroactive adoption of the standard and total discount amortization recorded through December 31, 2008 was $0.6 million.

During the year ended December 31, 2010, we repurchased from the market, a total of $102.8 million in aggregate principal amount of convertible notes for a total consideration of $72.6 million. The purchase price consisted of $12.4 million in cash, the issuance of 18.9 million common shares, and the issuance of a $22.0 million senior secured note. See “Senior Secured Notes” below. As a result of these transactions, we recorded gains on extinguishment of debt of $30.0 million, net of deferred financing costs and unamortized discounts that were written off.

During the year ended December 31, 2009, we repurchased from the market, a total of $103.8 million in aggregate principal amount of convertible notes for a total consideration of $54.5 million, including the issuance of a $43.0 million senior secured note. See “Senior Secured Note” below. During 2009, we also exchanged $34.0 million in aggregate principal amount of convertible notes for 8.1 million common shares and $3.1 million of cash, for total consideration of $14.0 million based on our closing stock price of $1.34 per share on December 29, 2009, the date our exchange offer was completed. See “Exchange Offer” below. As a result of these transactions, we recorded gains on extinguishment of debt of $64.9 million, net of deferred financing costs and unamortized discounts that were written off.

Secured credit facilities. As of December 31, 2010, we have borrowed an aggregate amount of $36.5 million under two secured credit facilities, each with a different bank. All of our secured credit facilities are secured by designated commercial mortgages and mezzanine loans. As of December 31, 2010, the first secured credit facility had an unpaid principal balance of $20.3 million which is payable in December 2011 under the current terms of this facility. As of December 31, 2010, the second secured credit facility had an unpaid principal balance of $16.2 million which is payable in October 2011 under the current terms of this facility. We currently expect to repay or extend these secured credit facilities.

Senior secured notes. On March 25, 2010, pursuant to a securities exchange agreement, we acquired from a noteholder $47.0 million aggregate principal amount of our convertible senior notes for a total consideration of $31.2 million. The purchase price consisted of (a) our issuance of a $22.0 million senior secured convertible note, (b) our issuance of 1.5 million common shares, and (c) our payment of $6.0 million in cash. The senior secured convertible note is convertible into our common shares at the option of the holder. The conversion price is $3.50 per common share and the senior secured convertible note may be converted at any time during its term. We also paid $1.4 million of accrued and unpaid interest on the convertible senior notes through March 25, 2010. The holder of the senior secured convertible note converted $1.1 million principal amount of the senior secured convertible note into 0.3 million common shares effective May 5, 2010.

The senior secured convertible note bears interest at a rate of 10.0% per year. Interest accrues from March 25, 2010 and will be payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning July 15, 2010. The senior secured convertible note matures on April 20, 2014 unless previously prepaid in accordance with its terms prior to such date. The senior secured convertible note is fully and unconditionally guaranteed by two wholly-owned subsidiaries of RAIT, or the guarantors: RAIT Asset Holdings III Member, LLC, or RAHM3, and RAIT Asset Holdings III, LLC, or RAH3. RAHM3 is the sole member of RAH3 and has pledged the equity of RAH3 to secure its guarantee. RAH3’s assets consist of certain CDO notes payable issued by RAIT II.

On July 31, 2009, pursuant to a securities purchase agreement, we purchased from a note holder $98.3 million aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, or the convertible senior notes, for a purchase price of $53.0 million. The purchase price consisted of (a) $43.0 million 12.5% senior secured note due 2014 issued by us, or the senior secured note, and (b) $10.0 million in cash. We also paid to the note holder $2.0 million of accrued and unpaid interest on the convertible senior notes through July 31, 2009.

The senior secured note bears interest at a rate of 12.5% per year and is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The senior secured note matures on April 20, 2014 unless previously prepaid in accordance with its terms prior to such date. The senior secured note is fully and unconditionally guaranteed by two of our wholly owned subsidiaries, or the guarantors: RAIT Asset Holdings II Member, LLC, or RAHM, and RAIT Asset Holdings II, LLC, or RAH2. RAHM is the sole member of RAH2 and has pledged the equity of RAH2 to secure its guarantee. RAH2’s assets consist of $100.0 million in par amount of certain CDO notes payable issued by RAIT’s consolidated securitizations RAIT I, RAIT II, Taberna VIII and Taberna IX. The senior secured note is not convertible into equity securities of RAIT.

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

On October 25, 2010, pursuant to a securities exchange agreement, we exchanged $18.7 million in aggregate principal amount of these junior subordinated notes with an interest rate of 8.7% for $18.7 million of junior subordinated notes with a reduced interest rate and provided $5.0 million of our convertible senior notes as collateral for the new junior subordinated notes. The new junior subordinated notes have a fixed rate of interest of 0.5% through March 30, 2015, thereafter with a floating rate of three-month LIBOR plus 400 basis points, with such floating rate not to exceed 7.0%. The maturity date remains the same at March 30, 2035. At issuance, we elected to record these junior subordinated notes at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings.

As of December 31, 2010, we have $38.1 million unpaid principal associated with these junior subordinated notes. The fair value, or carrying amount, of this indebtedness was $4.4 million as of December 31, 2010.

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

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by CDO entities which were used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their OC and IC trigger tests as of December 31, 2010.

During the year ended December 31, 2010, we repurchased, from the market, a total of $55.0 million in aggregate principal amount of CDO notes payable issued by RAIT I and RAIT II. The aggregate purchase price was $13.1 million and we recorded gains on extinguishment of debt of $42.0 million, net of deferred financing costs that were written off.

During the year ended December 31, 2009, we repurchased, from the market, a total of $55.0 million in aggregate principal amount of CDO notes payable issued by RAIT I and RAIT II. The aggregate purchase price was $4.0 million and we recorded gains on extinguishment of debt of $51.0 million.

CDO notes payable, at fair value. As of January 1, 2008, we adopted the fair value option, which is now classified under FASB ASC Topic 825, and elected to record CDO notes payable at fair value. These CDO notes payable are collateralized by trading securities, security-related receivables and loans. At adoption, we decreased the carrying amount of these CDO notes payable by $1.5 billion to reflect these liabilities at fair value in our financial statements. The fair value of these CDO notes payable increased (decreased) by $39.5 million and ($49.3) million for the years ended December 31, 2010 and 2009, respectively. The increase (decrease) was included in the change in fair value of financial instruments in our consolidated statements of operations as an expense (income), respectively.

Both of our Taberna consolidated CDOs are failing OC Trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the year ended December 31, 2010, $37.9 million of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Loans payable on real estate. As of December 31, 2010 and 2009, we had $74.9 million and $81.9 million, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate and other loans. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheet.

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

As of January 1, 2008, we adopted the fair value option, which is now classified under FASB ASC Topic 825, and elected to record trust preferred obligations at fair value. At adoption, we decreased the carrying amount of the trust preferred obligations by $52.1 million to reflect these liabilities at fair value in our financial statements. The change in fair value of the trust preferred obligations was a decrease of $104.2 million for the year ended December 31, 2009 and was included in our consolidated statements of operations.

As of January 1, 2010, we adopted an accounting standard which changed the determination of the consolidation of VIEs. Accordingly, we deconsolidated these entities as of January 1, 2010 as we were not determined to be the primary beneficiary of the VIEs thereby reducing our assets and liabilities by $70.9 million.

Exchange Offers

On December 29, 2009, we completed an exchange offer to exchange convertible senior notes for common shares and cash. Holders of our convertible senior notes tendered $34.0 million aggregate principal amount of our convertible senior notes. Pursuant to the terms of the Exchange Offer, we issued 8.1 million common shares and paid $3.1 million of cash as consideration for the exchanges notes. For each $1.0 million principal amount of our convertible senior notes exchanged, the holder received the following: (i) 0.2 million common shares, (ii) a cash payment of $91.50 and (iii) accrued and unpaid interest on the convertible senior notes to, but excluding, the settlement date, paid in cash. As a result of the exchange offer, we recorded gains on extinguishment of debt of approximately $18.1 million.

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

On July 5, 2007, we issued 1.6 million shares of our 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, or the Series C Preferred Shares, in a public offering at an offering price of $25.00 per share. After offering costs, including the underwriters’ discount, and expenses of $1.7 million, we received $38.3 million of net proceeds. The Series C Preferred Shares accrue cumulative cash dividends at a rate of 8.875% per year of the $25.00 liquidation preference and are paid on a quarterly basis. The Series C Preferred Shares have no maturity date and we are not required to redeem the Series C Preferred Shares at any time. We may not redeem the Series C Preferred Shares before July 5, 2012, except for the special optional redemption to preserve our tax qualification as a REIT. On or after July 5, 2012, we may, at our option, redeem the Series C Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

On January 26, 2010, April 22, 2010, July 27, 2010 and October 28, 2010 our board of trustees declared quarterly cash dividends of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010. The quarterly dividends totaled $13.6 million.

On January 25, 2011, our board of trustees declared a first quarter 2011 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on March 31, 2011 to holders of record on March 1, 2011.

Common Shares

- Share Repurchases

On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75.0 million of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions. We have not repurchased any common shares under this plan as of December 31, 2010.

On January 26, 2010, the compensation committee of the board, or the compensation committee, approved a cash payment to the board’s eight non-management trustees intended to constitute a portion of their respective 2010 annual non-management trustee compensation. The cash payment was subject to terms and conditions set forth in a letter agreement, or the letter agreement, between each of the non-management trustees and RAIT. The terms and conditions included a requirement that each trustee use a portion of the cash payment to purchase RAIT’s common shares in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The aggregate amount required to be used by all of the non-management trustees to purchase common shares was $0.2 million and was used to purchase 0.2 million common shares, in the aggregate, in March 2010.

On January 25, 2011, the compensation committee approved a cash payment to the board’s eight non-management trustees intended to constitute a portion of their respective 2011 annual non-management trustee compensation. The cash payment was subject to terms and conditions set forth in a letter agreement, or the letter agreement, between each of the non-management trustees and RAIT. The terms and conditions included a requirement that each trustee use a portion of the cash payment to purchase RAIT’s common shares in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The aggregate amount required to be used by all of the non-management trustees to purchase common shares was $0.2 million and was used to purchase 56,693 common shares, in the aggregate, in February 2011.

-Dividends

On January 10, 2011, the board of trustees declared a $0.03 dividend on our common shares to holders of record as of January 21, 2011. The dividend was paid on January 31, 2011 and totaled $3.2 million.

-Equity Compensation

On January 24, 2009, 19,020 phantom unit awards were redeemed for common shares. These phantom units were fully vested at the time of redemption.

On March 5, 2009, the compensation committee awarded 484,000 phantom units, valued at $0.3 million using our closing stock price of $0.50 per share, to various non-executive employees. The awards generally vest over three-year periods.

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

-Exchange Offer

On December 29, 2009, we completed an exchange offer to exchange $34.0 million of our convertible notes for common shares and cash. Pursuant to the terms of the Exchange Offer, we issued 8.1 million common shares and paid $3.1 million of cash as consideration for the exchanges notes. See “Exchange Offer” above.

-DRSPP

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance, in the aggregate, 18.8 million common shares. During the year ended December 31, 2010, we issued a total of 1.9 million common shares pursuant to the DRSPP at a weighted-average price of $2.28 per share and we received $4.4 million of net proceeds. As of December 31, 2010, 11.7 million common shares, in aggregate, remain available for issuance under the DRSPP.

-SEDA

On January 13, 2010, we entered into a standby equity distribution agreement, or the SEDA, with YA Global Master SPV Ltd., or YA Global, which is managed by Yorkville Advisors, LLC, whereby YA Global agreed to purchase up to $50.0 million, or the commitment amount, worth of newly issued RAIT common shares upon notices given by us, subject to the terms and conditions of the SEDA. The number of common shares issued or issuable pursuant to the SEDA, in the aggregate, cannot exceed 12.5 million common shares. The SEDA terminates automatically on the earlier of January 13, 2012 or the date YA Global has purchased $50.0 million worth of common shares under the SEDA. During the period from the effective date of the SEDA through December 31, 2010, 1.2 million common shares were issued pursuant to this arrangement at a weighted average price of $2.17 and we received $2.5 million of proceeds. As of December 31, 2010, 11.3 million common shares, in the aggregate, remain available for issuance under the SEDA.

-COD

On August 6, 2010, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 17.5 million of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. During the period from the effective date of the COD sales agreement through December 31, 2010, 9.1 million common shares were issued pursuant to this arrangement at a weighted average price of $1.83 and we received $16.4 million of proceeds. From January 1, 2011 through February 22, 2011, 3.0 million common shares were issued pursuant to the COD sales agreement at a weighted average price of $3.07 and we received $9.0 million of proceeds. After reflecting the common shares issued through February 22, 2011, 5.5 million common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Acquisition of Non-Traded Public REIT

On January 20, 2011, we acquired a development stage, non-traded public REIT and subsequently changed its name to Independence Realty Trust, Inc., or Independence. We paid approximately $2.3 million for Independence and certain of its affiliated entities including the entity that serves as Independence’s external advisor. RAIT will be the sponsor of Independence’s offering and expects Independence to raise capital for investing in commercial real estate assets. We expect to incur expenses on Independence’s behalf in connection with this offering and our ability to be reimbursed for these expenses will be dependent on the terms and success of the offering. This disclosure is neither an offer nor a solicitation to purchase Independence’s securities.

Off-Balance Sheet Arrangements and Commitments

As of December 31, 2010 we did not have any off-balance sheet arrangements or commitments.

Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2010:

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Recourse indebtedness:
Secured credit facilities	$36,489	$36,489	$—	$—	$—
Loans payable on real estate	19,922	5,000	14,922	—	—
Senior secured notes	63,950	—	—	63,950	—
Convertible senior notes (1)	143,613	—	—	—	143,613
Junior subordinated notes	63,152	—	—	19,381	43,771

Total recourse indebtedness	327,126	41,489	14,922	83,331	187,384
Non-recourse indebtedness:
Loans payable on real estate	54,998	44	—	19,500	35,454
CDO notes payable	2,488,862	—	—	—	2,488,862

Total non-recourse indebtedness	2,543,860	44	—	19,500	2,524,316

Total indebtedness	2,870,986	41,533	14,922	102,831	2,711,700
Interest payable (2)(3)	1,229,494	130,755	214,246	170,549	713,944
Operating lease obligations	32,997	2,257	4,618	4,080	22,042
Funding commitments to borrowers (4)	63,637	28,228	22,227	219	12,963

Total	$4,197,114	$202,773	$256,013	$277,679	$3,460,649

(1)	Our convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022.
(2)	All variable-rate indebtedness assumes a 30-day LIBOR rate of 0.26% (the 30-day LIBOR rate at December 31, 2010).
(3)	Interest payable is comprised of interest expense related to our indebtedness and the interest cost of the hedges associated with indebtedness. Interest payments related to recourse indebtedness are due by period as follows: $23.8 million less than one year, $43.3 million one to three years, $29.5 million three to five years and $154.6 million more than five years. Interest payments related to non-recourse indebtedness are due by period as follows: $106.9 million less than one year, $170.9 million one to three years, $141.0 million three to five years and $559.4 million more than five years.
(4)	Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of December 31, 2010.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Credit Summary and Concentrations of Credit Risk

Our investment portfolios had the following key credit statistics as of December 31, 2010:

•

Commercial real estate and other loans—We had 29 loans on non-accrual, with a carrying value of $143.2 million, or 11.7% of our commercial real estate loan portfolio. Our allowance for losses for our commercial loan portfolio was $69.7 million, or 48.7% of our non-accrual loans and pertained to 27 loans with an unpaid principal balance of $157.7 million.

•

Investments in debt securities—We record our investments in debt securities at fair value in our consolidated financial statements. As of December 31, 2010, we had 26 debt securities on non-accrual, with a carrying amount of $7.5 million and an unpaid principal balance of $205.6 million, or 1.1% of our investments in debt securities, based on carrying value. The unpaid principal balance of our investments in debt securities is $1.1 billion, of which our non-accrual debt securities represents approximately 17.9%, based on unpaid principal.

In our normal course of business, we engage in lending activities with borrowers primarily throughout the United States. As of December 31, 2010, no single borrower or collateral issuer represented greater than 10% of our entire portfolio. The largest concentration by property type in our commercial and mezzanine portfolio was multi-family property, which made up approximately 35.0% of our commercial and mezzanine loan portfolio. The largest concentration by borrower type in our TruPS and subordinated debt portfolio was to issuers in the office market, which made up approximately 26.0% of our TruPS and subordinated debt portfolio. For further information on each of our portfolios, please refer to the portfolio summaries in Item 1—“Business”.

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

As of December 31, 2010, we use various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable. These cash flow hedges have an aggregate notional value of $1.8 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable into fixed-rate payments for five- and ten-year periods. As of December 31, 2010, the interest rate swaps had an aggregate liability fair value of $183.4 million. Changes in the fair value of the ineffective portions of interest rate swaps and interest rate swaps that were not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging” are recorded in earnings.

The following table summarizes the net investment income for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

	Assets (Liabilities) Subject to Interest Rate Sensitivity (Par Amount)	100 Basis Point Increase	100 Basis Point Decrease (a)
Investment income from variable-rate investments	$951,965	$9,520	$(2,481)
Investment expense from variable-rate indebtedness	(412,153)	(4,122)	1,074

Net investment income from variable-rate instruments	$539,812	$5,398	$(1,407)

Fair value of fixed-rate investments	$1,438,641	$(45,611)	$46,035
Fair value of fixed-rate indebtedness	(2,392,237)	71,897	(72,428)

Net fair value of fixed-rate instruments	$(953,596)	$26,286	$(26,393)

(a)	Assumes the LIBOR interest rate will not decrease below the quoted LIBOR of 0.26% at December 31, 2010.

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

RAIT FINANCIAL TRUST

Report of Independent Registered Public Accounting Firm

Board of Trustees

RAIT Financial Trust

We have audited the accompanying consolidated balance sheets of RAIT Financial Trust (a Maryland real estate investment trust) and subsidiaries (collectively RAIT Financial Trust or the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAIT Financial Trust as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RAIT Financial Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

February 25, 2011

Report of Independent Registered Public Accounting Firm

Board of Trustees

RAIT Financial Trust

We have audited RAIT Financial Trust (a Maryland real estate investment trust) and subsidiaries’ (collectively RAIT Financial Trust or the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RAIT Financial Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RAIT Financial Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RAIT Financial Trust and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

February 25, 2011

RAIT Financial Trust

Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

	As of December 31
	2010	2009
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,219,110	$1,467,566
Allowance for losses	(69,691)	(86,609)

Total investments in mortgages and loans	1,149,419	1,380,957
Investments in real estate	841,488	738,235
Investments in securities and security-related receivables, at fair value	705,451	694,897
Cash and cash equivalents	27,230	25,034
Restricted cash	176,723	156,167
Accrued interest receivable	37,138	37,625
Other assets	32,840	28,105
Deferred financing costs, net of accumulated amortization of $9,943 and $7,290, respectively	19,954	23,778
Intangible assets, net of accumulated amortization of $1,777 and $82,929, respectively	3,189	10,178

Total assets	$2,993,432	$3,094,976

Liabilities and Equity
Indebtedness ($152,494 and $234,433 at fair value, respectively)	$1,838,177	$2,077,123
Accrued interest payable	19,925	17,432
Accounts payable and accrued expenses	25,089	21,889
Derivative liabilities	184,878	186,986
Deferred taxes, borrowers’ escrows and other liabilities	6,833	21,625

Total liabilities	2,074,902	2,325,055
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	16
Common shares, $0.01 par value per share, 200,000,000 shares authorized, 105,900,570 and 74,420,598 issued and outstanding, including 14,159 unvested restricted share awards at December 31, 2009	1,060	744
Additional paid in capital	1,691,681	1,630,428
Accumulated other comprehensive income (loss)	(127,602)	(118,973)
Retained earnings (deficit)	(647,110)	(745,262)

Total shareholders’ equity	918,096	767,004
Noncontrolling interests	434	2,917

Total equity	918,530	769,921

Total liabilities and equity	$2,993,432	$3,094,976

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31
	2010	2009	2008
Revenue:
Investment interest income	$153,955	$381,979	$691,287
Investment interest expense	(91,142)	(255,604)	(485,286)

Net interest margin	62,813	126,375	206,001
Rental income	72,373	44,637	17,425
Fee and other income	18,242	26,498	21,357

Total revenue	153,428	197,510	244,783
Expenses:
Real estate operating expense	56,824	41,399	14,781
Compensation expense	28,732	27,578	29,804
General and administrative expense	18,232	21,770	21,930
Provision for losses	38,307	226,567	162,783
Asset impairments	—	46,015	67,052
Depreciation expense	27,832	19,715	6,196
Amortization of intangible assets	822	1,407	17,077

Total expenses	170,749	384,451	319,623

Income (loss) before other income (expense), taxes and discontinued operations	(17,321)	(186,941)	(74,840)
Interest and other income	422	5,643	1,315
Gains (losses) on sale of assets	11,626	(376,751)	806
Gains on extinguishment of debt	71,575	115,869	42,572
Change in fair value of free-standing derivatives	—	—	(37,203)
Change in fair value of financial instruments	45,840	1,563	(552,437)
Unrealized gains (losses) on interest rate hedges	46	(470)	(407)
Equity in income (loss) of equity method investments	4	(12)	927

Income (loss) before taxes and discontinued operations	112,192	(441,099)	(619,267)
Income tax benefit (provision)	(1,602)	958	2,137

Income (loss) from continuing operations	110,590	(440,141)	(617,130)
Income (loss) from discontinued operations	323	(840)	(2,055)

Net income (loss)	110,913	(440,981)	(619,185)
Income (loss) allocated to preferred shares	(13,641)	(13,641)	(13,641)
Income (loss) allocated to noncontrolling interests	880	13,419	189,580

Net income (loss) allocable to common shares	$98,152	$(441,203)	$(443,246)

Earnings (loss) per share—Basic:
Continuing operations	$1.13	$(6.76)	$(6.96)
Discontinued operations	—	(0.01)	(0.03)

Total earnings (loss) per share—Basic	$1.13	$(6.77)	$(6.99)

Weighted-average shares outstanding—Basic	86,854,265	65,205,233	63,394,447

Earnings (loss) per share—Diluted:
Continuing operations	$1.11	$(6.76)	$(6.96)
Discontinued operations	—	(0.01)	(0.03)

Total earnings (loss) per share—Diluted	$1.11	$(6.77)	$(6.99)

Weighted-average shares outstanding—Diluted	88,252,012	65,205,233	63,394,447

Distributions declared per common share	$—	$—	$1.27

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31
	2010	2009	2008
Net income (loss)	$110,913	$(440,981)	$(619,185)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(50,638)	6,807	(110,334)
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income (loss)	(46)	470	407
Realized (gains) losses on interest rate hedges reclassified to earnings	46,111	45,476	31,307
Change in fair value of available-for-sale securities	(359)	(12,095)	(42,460)
Realized (gains) losses on available-for-sale securities reclassified to earnings	(3,697)	44,275	20,961
Realized (gains) losses on sales of assets of VIEs	—	28,196	—

Total other comprehensive income (loss)	(8,629)	113,129	(100,119)

Comprehensive income (loss) before allocation to noncontrolling interests	102,284	(327,852)	(719,304)
Allocation to noncontrolling interests	880	12,742	187,793

Comprehensive income (loss)	$103,164	$(315,110)	$(531,511)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Equity

(Dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2008	2,760,000	28	2,258,300	23	1,600,000	16	60,792,791	607	1,577,975	(440,039)	(557,615)	580,996	1,602	582,598
Adjustment for adoption of the fair value option on January 1, 2008	—	—	—	—	—	—	—	—	—	310,520	776,874	1,087,394	373,357	1,460,751
Net loss	—	—	—	—	—	—	—	—	—	—	(429,605)	(429,605)	(189,580)	(619,185)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(13,641)	(13,641)	—	(13,641)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(80,073)	(80,073)	—	(80,073)
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	(101,906)	—	(101,906)	1,787	(100,119)
Stock compensation expense	—	—	—	—	—	—	306,532	4	7,515	—	—	7,519	—	7,519
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	3,229	3,229
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(138)	(138)
Common shares issued, net	—	—	—	—	—	—	3,666,558	37	28,363	—	—	28,400	—	28,400

Balance, December 31, 2008	2,760,000	28	2,258,300	23	1,600,000	16	64,765,881	648	1,613,853	(231,425)	(304,059)	1,079,084	190,257	1,269,341
Net loss	—	—	—	—	—	—	—	—	—	—	(427,562)	(427,562)	(13,419)	(440,981)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(13,641)	(13,641)	—	(13,641)
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	112,452	—	112,452	677	113,129
Stock compensation expense	—	—	—	—	—	—	214,186	2	3,716	—	—	3,718	—	3,718
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	433	433
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	—	—	—	(175,031)	(175,031)
Common shares issued, net	—	—	—	—	—	—	9,440,531	94	12,859	—	—	12,953	—	12,953

Balance, December 31, 2009	2,760,000	$28	2,258,300	$23	1,600,000	$16	74,420,598	$744	$1,630,428	$(118,973)	$(745,262)	$767,004	$2,917	$769,921

Net income	—	—	—	—	—	—	—	—	—	—	111,793	111,793	(880)	110,913
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(13,641)	(13,641)	—	(13,641)
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	(8,629)	—	(8,629)	—	(8,629)
Stock compensation expense	—	—	—	—	—	—	125,871	1	2,856	—	—	2,857	—	2,857
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	(332)	—	—	(332)	(1,603)	(1,935)
Common shares issued, net	—	—	—	—	—	—	31,354,101	315	58,729	—	—	59,044	—	59,044

Balance, December 31, 2010	2,760,000	$28	2,258,300	$23	1,600,000	$16	105,900,570	$1,060	$1,691,681	$(127,602)	$(647,110)	$918,096	$434	$918,530

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31
	2010	2009	2008
Operating activities:
Net income (loss)	$110,913	$(440,981)	$(619,185)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	38,307	226,567	162,783
Share-based compensation expense	2,949	3,830	7,206
Depreciation and amortization	30,444	24,015	24,578
Amortization of deferred financing costs and debt discounts	2,888	10,801	15,046
Accretion of discounts on investments	(3,984)	(5,355)	(6,448)
(Gains) losses on sale of assets	(9,944)	378,414	(806)
Gains on extinguishment of debt	(71,575)	(115,869)	(42,572)
Change in fair value of financial instruments	(45,840)	(1,563)	552,437
Unrealized (gains) losses on interest rate hedges	(46)	470	407
Equity in (income) loss of equity method investments	(4)	12	(927)
Asset impairments	—	46,015	67,052
Unrealized foreign currency (gains) losses on investments	(90)	(398)	(5)
Changes in assets and liabilities:
Accrued interest receivable	(185)	(245)	10,199
Other assets	8,485	(222)	30,091
Accrued interest payable	(43,062)	(56,224)	14,152
Accounts payable and accrued expenses	1,940	(1,219)	578
Deferred taxes, borrowers’ escrows and other liabilities	(5,748)	(3,035)	(72,588)

Cash flow from operating activities	15,448	65,013	141,998
Investing activities:
Purchase and origination of securities for investment	—	(836)	(60,375)
Proceeds from sales of other securities	23,338	948	—
Purchase and origination of loans for investment	(26,691)	(30,990)	(148,762)
Principal repayments on loans	107,717	269,530	656,916
Investment in Jupiter Communities	—	(1,300)	—
Proceeds from sale of residential mortgages	—	16,204	—
Investments in real estate	(20,798)	(11,929)	4,959
Proceeds from dispositions of real estate	12,069	9,385	28,028
Proceeds from sale of collateral management rights	14,105	—	—
(Increase) decrease in restricted cash and warehouse deposits	(46,842)	1,992	61,759

Cash flow from investing activities	62,898	253,004	542,525
Financing activities:
Proceeds from repurchase agreements, secured credit facilities and other indebtedness	—	—	68,251
Repayments on repurchase agreements, secured credit facilities and other indebtedness	(18,706)	(28,064)	(184,098)
Repayments on residential mortgage-backed securities	—	(223,335)	(448,154)
Proceeds from issuance of CDO notes payable	—	—	80,007
Repayments and repurchase of CDO notes payable	(50,683)	(38,532)	(188,151)
Repayments and repurchase of convertible senior notes	(12,187)	(28,988)	(18,664)
Acquisition of and distributions to noncontrolling interests in CDOs	(1,935)	—	(208)
Payments for deferred costs	(761)	(839)	(989)
Common share issuance, net of costs incurred	21,763	12,953	28,741
Distributions paid to preferred shares	(13,641)	(13,641)	(13,641)
Distributions paid to common shares	—	—	(108,141)

Cash flow from financing activities	(76,150)	(320,446)	(785,047)

Net change in cash and cash equivalents	2,196	(2,429)	(100,524)
Cash and cash equivalents at the beginning of the period	25,034	27,463	127,987

Cash and cash equivalents at the end of the period	$27,230	$25,034	$27,463

Supplemental cash flow information:
Cash paid for interest	$44,839	$248,226	$409,400
Cash paid (refunds received) for taxes	(1,401)	(975)	2,721
Non-cash decrease in trust preferred obligations	—	(227,084)	(91,166)
Non-cash increase in investments in real estate from the conversion of loans	123,087	416,751	237,439
Non-cash decrease in convertible senior notes from extinguishment of debt	(32,934)	(69,398)	(22,168)
Non-cash decrease in other indebtedness from extinguishment of debt	—	—	(19,750)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2010

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

Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidation”, the determination of whether to consolidate a VIE is based on an evaluation as to who has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We define the power to direct the activities that most significantly impact the VIE’s economic performance as the ability to buy, sell, refinance, or recapitalize assets or entities, and solely control other material operating events or items of the respective entity. For our commercial mortgages, mezzanine loans, and preferred equity investments, certain rights we hold are protective in nature and would preclude us from having the power to direct the activities that most significantly impact the VIE’s economic performance. Assuming both criteria above are met, we would be considered the primary beneficiary and would consolidate the VIE. We will continually assess our involvement with VIEs and consolidate the VIEs when we are the primary beneficiary. See Note 9 for additional disclosures pertaining to VIEs.

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

e. Restricted Cash

Restricted cash consists primarily of proceeds from the issuance of CDO notes payable by CDO securitization entities that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date. As of December 31, 2010 and 2009, we had $151,045 and $117,673, respectively, of restricted cash held by CDO securitization entities.

Restricted cash also includes tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. As of December 31, 2010 and 2009, we had $25,166 and $38,494, respectively, of tenant escrows and borrowers’ funds.

f. Investments in Loans

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

h. Investments in Real Estate

Investments in real estate are shown net of accumulated depreciation. We capitalize all costs related to the improvement of the real property and depreciate those costs on a straight-line basis over the useful life of the asset. We depreciate real property using the following useful lives: buildings and improvements—30 years; furniture, fixtures, and equipment—5 to 10 years; and tenant improvements—shorter of the lease term or the life of the asset. Costs for ordinary maintenance and repairs are charged to expense as incurred.

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

i. Investments in Securities

We account for our investments in securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, and designate each investment security as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). We classify certain available-for-sale securities as trading securities when we elect to record them under the fair value option in accordance with FASB ASC Topic 825, “Financial Instruments.” See “m. Fair Value of Financial Instruments.” Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

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

j. Transfers of Financial Assets

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

k. Revenue Recognition

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

For investments that we do not elect to record at fair value under FASB ASC Topic 825, “Financial Instruments”, origination fees and direct loan origination costs are deferred and amortized to net investment income, using the effective interest method, over the contractual life of the underlying loan security or loan, in accordance with FASB ASC Topic 310, “Receivables.”

For investments that we elect to record at fair value under FASB ASC Topic 825, origination fees and direct loan costs are recorded in income and are not deferred.

We recognize interest income from interests in certain securitized financial assets on an estimated effective yield to maturity basis. Management estimates the current yield on the amortized cost of the investment based on estimated cash flows after considering prepayment and credit loss experience.

2)	Rental income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multi-family real estate properties, rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, rental income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

3)	Fee and other income—We generate fee and other income by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, (c) property management services to third parties, and (d) providing fixed income trading and advisory services to our customers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fees from securitizations that we consolidate. During the years ended December 31, 2010, 2009 and 2008, we received $6,332, $16,114, and $23,228, respectively, of earned asset management fees, of which we eliminated $2,805, $7,011, and $12,158, respectively, associated with consolidated CDOs.

l. Derivative Instruments

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

m. Fair Value of Financial Instruments

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

n. Income Taxes

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

Certain TRS entities were subject to ongoing tax examinations in various jurisdictions during 2010. The IRS examined Taberna Capital Management LLC’s, or TCM’s, federal income tax returns for the 2006 through 2008 tax years. TCM engaged the services of Taberna Capital (Bermuda), Ltd., or TCB, from June 2006 through June 2008 and RAIT Capital Ireland Ltd., or RCI, from July 2008 through June 30, 2010, to provide various sub-advisory services in connection with TCM’s management of various CDOs. Pursuant to transfer pricing studies prepared by an international accounting firm, TCM deducted the costs paid to TCB and RCI for their services from its income for federal income tax purposes. The IRS challenged the transfer pricing methodology applied in calculating these deductions. In February 2011, management and the IRS settled the TCM tax examinations for 2006, 2007 and 2008 for a net cash payment of $296. See Note 13—Income Taxes.

o. Share-Based Compensation

We account for our share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” We measure the cost of employee and trustee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and record compensation expense over the related vesting period.

p. Deferred Financing Costs, Intangible Assets and Goodwill

Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” Due to market and economic conditions during 2008, management evaluated the carrying value of our intangible assets. Based upon that evaluation, management concluded certain intangible assets were impaired and recorded asset impairment expense of $29,059 during the year ended December 31, 2008. This charge was included in asset impairment expense in the accompanying consolidated statements of operations. We expect to record amortization expense of intangible assets of $560 each fiscal year for the period from 2011 through 2015 and $389 thereafter.

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

q. Recent Accounting Pronouncements

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

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2010:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$710,059	$(1,827)	$708,232	43	6.7%	Mar. 2011 to Dec. 2020
Mezzanine loans	381,218	(5,881)	375,337	109	9.5%	Mar. 2011 to Nov. 2038
Preferred equity interests	81,864	(1,183)	80,681	22	9.8%	Nov. 2011 to Aug. 2025

Total CRE Loans	1,173,141	(8,891)	1,164,250	174	7.8%
Other loans	57,420	(997)	56,423	5	6.3%	Mar. 2011 to Oct. 2016

Total Loans	$1,230,561	$(9,888)	$1,220,673	179	7.7%

Deferred fees	(1,563)	—	(1,563)

Total investments in loans	$1,228,998	$(9,888)	$1,219,110

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2009:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$825,044	$—	$825,044	55	6.9%	Mar. 2010 to Mar. 2016
Mezzanine loans	424,183	(2,378)	421,805	129	9.8%	Mar. 2010 to Nov. 2038
Preferred equity interests	98,584	—	98,584	25	10.9%	May 2010 to Sept. 2021

Total CRE Loans	1,347,811	(2,378)	1,345,433	209	8.1%
Other loans	125,889	(2,000)	123,889	9	5.2%	Mar. 2010 to Oct. 2016

Total Loans	1,473,700	(4,378)	1,469,322	218	7.9%

Deferred fees	(1,756)	—	(1,756)

Total investments in loans	$1,471,944	$(4,378)	$1,467,566

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

During the years ended December 31, 2010 and 2009, we completed the conversion of nine and 27 commercial real estate loans with a carrying value of $141,235 and $515,517 to owned properties. During the years ended December 31, 2010 and 2009, we charged off $18,148 and $98,766, respectively, related to the conversion of commercial real estate loans to owned properties. See Note 5.

The following table summarizes the delinquency statistics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2010 and 2009:

Delinquency Status	As of December 31, 2010	As of December 31, 2009
30 to 59 days	$27,978	$20,760
60 to 89 days	—	82,685
90 days or more	55,450	44,310
In foreclosure or bankruptcy proceedings	46,578	47,625

Total	$130,006	$195,380

As of December 31, 2010 and 2009, approximately $122,306 and $171,372, respectively, of our commercial mortgages and mezzanine loans were on non-accrual status and had a weighted-average interest rate of 8.8% and 9.7%, respectively. As of December 31, 2010, approximately $20,908 of other loans were on non-accrual status and had a weighted-average interest rate of 7.2%. There were no other loans on non-accrual status as of December 31, 2009.

The following table sets forth the maturities of our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests by year:

2011	$685,317
2012	49,770
2013	35,580
2014	37,271
2015	134,406
Thereafter	288,217

Total	$1,230,561

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
Type of Derivative	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage- Related Receivables	Total	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage- Related Receivables	Total	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage- Related Receivables	Total
Beginning balance	$86,609	$—	$86,609	$117,737	$54,236	$171,973	$14,575	$11,814	$26,389
Provision	38,307	—	38,307	130,080	96,487	226,567	107,360	55,423	162,783
Charge-offs, net of recoveries	(55,225)	—	(55,225)	(161,208)	(23,066)	(184,274)	(4,198)	(13,001)	(17,199)
Sale of residential mortgages and mortgage-related receivables	—	—	—	—	(127,657)	(127,657)	—	—	—

Ending balance	$69,691	$—	$69,691	$86,609	$—	$86,609	$117,737	$54,236	$171,973

As of December 31, 2010 and 2009, we identified 27 and 31, respectively, commercial mortgages, mezzanine loans and other loans with unpaid principal balances of $157,746 and $189,961, respectively, as impaired.

The average unpaid principal balance of total impaired loans was $176,484 and $207,042 during the year ended December 31, 2010 and 2009, respectively. We recorded interest income from impaired loans of $3,383, $3,203, and $7,895 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. During 2009, we sold our residual interests in four CDOs and deconsolidated $1,141,400 of investments in securities. The following table summarizes our investments in securities as of December 31, 2010:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS	$695,501	$(241,028)	$454,473	5.1%	23.8
Other securities	10,000	(10,000)	—	4.8%	41.9

Total trading securities	705,501	(251,028)	454,473	5.1%	24.0
Available-for-sale securities	3,600	(3,598)	2	2.1%	31.9
Security-related receivables
TruPS receivables	111,199	(28,112)	83,087	6.9%	12.0
Unsecured REIT note receivables	61,000	1,490	62,490	6.6%	6.7
CMBS receivables (2)	158,868	(81,726)	77,142	5.7%	33.0
Other securities	105,477	(77,220)	28,257	2.8%	30.9

Total security-related receivables	436,544	(185,568)	250,976	5.4%	23.5

Total investments in securities	$1,145,645	$(440,194)	$705,451	5.1%	23.9

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $30,066 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $40,086 that are rated “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $6,805 that are rated “CCC” by Standard & Poor’s and securities with a fair value totaling $185 that are rated “D” by Standard & Poor’s.

A substantial portion of our gross unrealized losses is greater than 12 months.

The following table summarizes our investments in securities as of December 31, 2009:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS and subordinated debentures	$900,145	$(429,039)	$471,106	4.5%	24.7
Other securities	10,000	(9,700)	300	4.8%	42.9

Total trading securities	910,145	(438,739)	471,406	4.5%	24.9
Available-for-sale securities	3,600	(3,510)	90	2.4%	32.9
Security-related receivables
TruPS and subordinated debenture receivables	113,918	(40,269)	73,649	6.8%	12.6
Unsecured REIT note receivables	68,049	(2,656)	65,393	6.6%	7.8
CMBS receivables (2)	158,368	(99,474)	58,894	6.0%	34.3
Other securities	93,419	(67,954)	25,465	3.2%	30.1

Total security-related receivables	433,754	(210,353)	223,401	5.7%	23.4

Total investments in securities	$1,347,499	$(652,602)	$694,897	4.9%	24.5

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $7,179 that are rated “BBB+” and “BB-” by Standard & Poor’s and securities with a fair value totaling $51,715 that are rated between “AAA” and “A-” by Standard & Poor’s.

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

The following table summarizes the non-accrual status of our investments in securities:

	As of December 31, 2010			As of December 31, 2009
	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$133,682	4.1%	$5,581	$108,125	4.9%	$26,400
Other securities	42,754	2.8%	976	24,500	3.1%	370
CMBS receivables	29,204	5.9%	975	—	—	—

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of December 31, 2010 and December 31, 2009, investment in securities of $806,700 and $888,681, respectively, in principal amount of TruPS and subordinated debentures, and $219,868 and $230,768, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

Asset Impairments

Management evaluates investments in securities for impairment as events and circumstances warrant and concluded that certain of these securities were other than temporarily impaired as management does not expect full recovery of our investment. Asset impairment expense of $46,015 and $28,234 was recorded for the years ended December 31, 2009 and 2008, respectively, related to available-for-sale securities and was included in asset impairments in our consolidated statements of operations. This impairment reduced the amortized cost basis of these available-for-sale securities.

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	As of December 31, 2010		As of December 31, 2009
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family real estate properties	$602,183	33	$508,942	27
Office real estate properties	219,567	9	190,874	7
Retail real estate properties	41,838	2	40,584	2
Parcels of land	22,208	3	22,208	3

Subtotal	885,796	47	762,608	39
Plus: Escrows and reserves	2,296		1,175
Less: Accumulated depreciation and amortization	(46,604)		(25,548)

Investments in real estate	$841,488		$738,235

As of December 31, 2010 and 2009, our investments in real estate were comprised of land of $179,280 and $159,317, respectively, and buildings and improvements of $706,516 and $603,291, respectively.

As of December 31, 2010, our investments in real estate of $841,488 are financed through $74,876 of mortgages held by third parties and $782,087 of mortgages held by our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

Assets Held for Sale:

As of December 31, 2010, we have identified one property as asset held for sale. The carrying amount of this asset is $51,913 and liabilities related to this asset are $1,738. These amounts are included in the investments in real estate and indebtedness, accounts payable and accrued expenses, and deferred taxes, borrowers’ escrows and other liabilities financial statement captions. Liabilities related to assets held for sale exclude $42,958 of a first mortgage held by RAIT II that is eliminated in our consolidated balance sheet. See Note 15—Assets Held For Sale and Discontinued Operations.

Acquisitions:

During the year ended December 31, 2010, we converted nine loans with a carrying value of $141,235, relating to 10 multi-family properties and one office property, to owned real estate. Upon conversion, we recorded the 11 properties at fair value of $123,087. We previously held bridge or mezzanine loans with respect to these real estate properties.

As of January 1, 2010, we adopted an accounting standard which changed the determination of the consolidation of VIEs. Accordingly, we consolidated two office properties as of January 1, 2010 as we were determined to be the primary beneficiary of the VIEs. The fair value of the properties consolidated, net of their related liabilities at fair value, was $5,005 as of January 1, 2010.

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the 13 properties acquired during the year ended December 31, 2010, on the respective date of each conversion, for the real estate accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$144,990
Cash and cash equivalents	820
Restricted cash	2,019
Other assets	4,258

Total assets acquired	152,087
Liabilities assumed:
Loans payable on real estate	16,714
Accounts payable and accrued expenses	4,800
Other liabilities	2,112

Total liabilities assumed	23,626

Estimated fair value of net assets acquired	$128,461

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective conversion date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans	$129,067
Other considerations	(606)

Total fair value of consideration transferred	$128,461

During the year ended December 31, 2010, these investments contributed revenue of $10,522 and a net loss allocable to common shares of $520. During the year ended December 31, 2010, we did not incur any third-party acquisition-related costs.

Our consolidated unaudited pro forma information, after including the acquisition of real estate properties, is presented below as if the acquisitions occurred on January 1, 2009 and 2010, respectively. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Total revenue, as reported	$153,428	$197,510
Pro forma revenue	159,753	211,444
Net income (loss) allocable to common shares, as reported	98,152	(441,203)
Pro forma net income (loss) allocable to common shares	98,135	(440,087)

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

Dispositions:

During the year ended December 31, 2010, we disposed of four multi-family properties with a fair value of $20,080 and we deconsolidated one office property with a fair value of $13,588. As a result of these transactions, we recorded losses on sale of assets of $1,682.

NOTE 6: INDEBTEDNESS

We maintain various forms of long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2010:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
Convertible senior notes (1)	$143,613	$143,474	6.9%	Apr. 2027
Secured credit facilities	36,489	36,489	4.7%	Oct. 2011 to Dec. 2011
Senior secured notes	63,950	63,950	11.7%	Apr. 2014
Loans payable on real estate	19,922	19,922	5.5%	Apr. 2012 to Sept. 2013
Junior subordinated notes, at fair value (2)	38,052	4,422	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	327,126	293,357	7.4%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (3)(4)	1,341,750	1,341,750	0.7%	2045 to 2046
CDO notes payable, at fair value (2)(3)(5)	1,147,112	148,072	0.9%	2037 to 2038
Loans payable on real estate	54,998	54,998	6.0%	Mar. 2011 to Aug. 2016

Total non-recourse indebtedness	2,543,860	1,544,820	0.9%

Total indebtedness	$2,870,986	$1,838,177	1.6%

(1)	Our convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(4)	Collateralized by $1,771,643 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(5)	Collateralized by $1,327,464 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2010 was $870,889. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2009:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
Convertible senior notes (1)	$246,363	$245,885	6.9%	Apr. 2027
Secured credit facilities	49,994	49,994	4.8%	Dec. 2009 to Apr. 2011
Senior secured notes	43,000	43,000	12.5%	Apr. 2014
Loans payable on real estate	17,500	17,500	4.8%	Apr. 2010
Junior subordinated notes, at fair value (2)	38,052	17,004	8.7%	Mar. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	420,009	398,483	7.3%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (3)(4)	1,396,750	1,396,750	0.7%	2036 to 2045
CDO notes payable, at fair value (2)(3)(5)	1,185,061	146,557	0.9%	2035 to 2038
Loans payable on real estate	64,461	64,461	5.6%	Aug. 2010 to Aug. 2016
Trust preferred obligations, at fair value (2)	132,375	70,872	1.9%	2036

Total non-recourse indebtedness	2,778,647	1,678,640	0.9%

Total indebtedness	$3,198,656	$2,077,123	1.8%

(1)	Our convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(4)	Collateralized by $1,787,563 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(5)	Collateralized by $1,444,033 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2009 was $827,417. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by RAIT or RAIT Partnership. As indicated in the table above, our consolidated financial statements include recourse indebtedness of $293,357 as of December 31, 2010. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs and other securitization vehicles) and the loans payable on real estate which are with recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the year ended December 31, 2010 is as follows:

Recourse Indebtedness

Convertible senior notes. On April 18, 2007, we issued and sold in a private offering to qualified institutional buyers, $425,000 aggregate principal amount of 6.875% convertible senior notes due 2027, or the convertible senior notes. After deducting the initial purchaser’s discount and the estimated offering expenses, we received approximately $414,250 of net proceeds. Interest on the convertible senior notes is paid semi-annually and the convertible senior notes mature on April 15, 2027.

Prior to April 20, 2012, the convertible senior notes are not redeemable at RAIT’s option, except to preserve RAIT’s status as a REIT. On or after April 20, 2012, RAIT may redeem all or a portion of the convertible senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any. Convertible senior note holders may require RAIT to repurchase all or a portion of the convertible senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any, on the convertible senior notes on April 15, 2012, April 15, 2017, and April 15, 2022, or upon the occurrence of certain change in control transactions prior to April 20, 2012.

Our convertible senior notes are redeemable, at the option of the holder, in April 2012. We expect to acquire, redeem, restructure, refinance or otherwise enter into transactions to satisfy our convertible senior notes which may include any combination of material payments of cash, issuances of our debt and/or equity securities, sales or exchanges of our assets or other methods.

Prior to April 15, 2026, upon the occurrence of specified events, the convertible senior notes will be convertible at the option of the holder at an initial conversion rate of 28.6874 shares per $1,000 principal amount of convertible senior notes. The initial conversion price of $34.86 represents a 27.5% premium to the per share closing price of $27.34 on the date the offering was priced. Upon conversion of convertible senior notes by a holder, the holder will receive cash up to the principal amount of such convertible senior notes and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, at the option of RAIT in cash or RAIT’s common shares. The initial conversion rate is subject to adjustment in certain circumstances. We include the convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

On January 1, 2009, we adopted accounting standards classified under FASB ASC Topic 470, “Debt”. Upon adoption, we recorded a retrospective discount on our issued and outstanding convertible senior notes of $1,996. This discount reflects the fair value of the embedded conversion option within the convertible debt instruments and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in the indenture relating to the convertible senior notes agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the convertible senior notes were issued. The discount will be amortized to interest expense through April 15, 2012, the date at which holders of our convertible senior notes could require repayment. Upon adoption, all prior periods were restated to reflect the retroactive adoption of the standard and total discount amortization recorded through December 31, 2008 was $607.

During the year ended December 31, 2010, we repurchased from the market, a total of $102,750 in aggregate principal amount of convertible notes for a total consideration of $72,637. The purchase price consisted of $12,357 in cash, the issuance of 18,915,000 common shares, and the issuance of a $22,000 senior secured note. See “Senior Secured Notes” below. As a result of these transactions, we recorded gains on extinguishment of debt of $29,974, net of deferred financing costs and unamortized discounts that were written off.

During the year ended December 31, 2009, we repurchased from the market, a total of $103,805 in aggregate principal amount of convertible notes for a total consideration of $54,519, including the issuance of a $43,000 senior secured note. See “Senior Secured Notes” below. During 2009, we also exchanged $34,000 in aggregate principal amount of convertible notes for 8,126,000 common shares and $3,111 of cash, for total consideration of $13,999 based on our closing stock price of $1.34 per share on December 29, 2009, the date our exchange offer was completed. See “Exchange Offer” below. As a result of these transactions, we recorded gains on extinguishment of debt of $64,898, net of deferred financing costs and unamortized discounts that were written off.

Secured credit facilities. As of December 31, 2010, we have borrowed an aggregate amount of $36,489 under two secured credit facilities, each with a different bank. All of our secured credit facilities are secured by designated commercial mortgages and mezzanine loans. As of December 31, 2010, the first secured credit facility had an unpaid principal balance of $20,329 which is payable in December 2011 under the current terms of this facility. As of December 31, 2010, the second secured credit facility had an unpaid principal balance of $16,160 which is payable in October 2011 under the current terms of this facility.

Senior secured notes. On March 25, 2010, pursuant to a securities exchange agreement, we acquired from a noteholder $47,000 aggregate principal amount of our convertible senior notes for a total consideration of $31,240. The purchase price consisted of (a) our issuance of a $22,000 senior secured convertible note, (b) our issuance of 1,500,000 common shares, and (c) our payment of $6,000 in cash. The senior secured convertible note is convertible into our common shares at the option of the holder. The conversion price is $3.50 per common share and the senior secured convertible note may be converted at any time during its term. We also paid $1,427 of accrued and unpaid interest on the convertible senior notes through March 25, 2010. The holder of the senior secured convertible note converted $1,050 principal amount of the senior secured convertible note into 300,000 common shares effective May 5, 2010.

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

On July 31, 2009, pursuant to a securities purchase agreement, we purchased from a note holder $98,280 aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, or the convertible senior notes, for a purchase price of $53,000. The purchase price consisted of (a) $43,000 12.5% senior secured note due 2014 issued by us, or the senior secured note, and (b) $10,000 in cash. We also paid to the note holder $1,989 of accrued and unpaid interest on the convertible senior notes through July 31, 2009.

The senior secured note bears interest at a rate of 12.5% per year and is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The senior secured note matures on April 20, 2014 unless previously prepaid in accordance with its terms prior to such date. The senior secured note is fully and unconditionally guaranteed by two of our wholly owned subsidiaries, or the guarantors: RAIT Asset Holdings II Member, LLC, or RAHM, and RAIT Asset Holdings II, LLC, or RAH2. RAHM is the sole member of RAH2 and has pledged the equity of RAH2 to secure its guarantee. RAH2’s assets consist of $100,000 in par amount of certain CDO notes payable issued by RAIT’s consolidated securitizations RAIT I, RAIT II, Taberna VIII and Taberna IX. The senior secured note is not convertible into equity securities of RAIT.

Junior subordinated notes, at fair value. On October 16, 2008, we issued $38,052 principal amount of junior subordinated notes to a third party and received $15,459 of net cash proceeds. Of the total amount of junior subordinated notes issued, $18,671 has a fixed interest rate of 8.65% through March 30, 2015 with a floating rate of LIBOR plus 400 basis points thereafter and a maturity date of March 30, 2035. The remaining $19,380 has a fixed interest rate of 9.64% and a maturity date of October 30, 2015. At issuance, we elected to record these junior subordinated notes at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings.

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

As of December 31, 2010, we have $38,052 unpaid principal associated with these junior subordinated notes. The fair value, or carrying amount, of this indebtedness was $4,422 as of December 31, 2010.

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

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by CDO entities which were used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their OC and IC trigger tests as of December 31, 2010.

During the year ended December 31, 2010, we repurchased, from the market, a total of $55,000 in aggregate principal amount of CDO notes payable issued by RAIT I and RAIT II. The aggregate purchase price was $13,081 and we recorded gains on extinguishment of debt of $41,961, net of deferred financing costs that were written off.

During the year ended December 31, 2009, we repurchased, from the market, a total of $55,000 in aggregate principal amount of CDO notes payable issued by RAIT I and RAIT II. The aggregate purchase price was $4,029 and we recorded gains on extinguishment of debt of $50,971.

CDO notes payable, at fair value. As of January 1, 2008, we adopted the fair value option, which is now classified under FASB ASC Topic 825, and elected to record CDO notes payable at fair value. These CDO notes payable are collateralized by trading securities, security-related receivables and loans. At adoption, we decreased the carrying amount of these CDO notes payable by $1,520,616 to reflect these liabilities at fair value in our financial statements. The fair value of these CDO notes payable increased (decreased) by $39,464 and ($49,280) for the years ended December 31, 2010 and 2009, respectively. The increase (decrease) was included in the change in fair value of financial instruments in our consolidated statements of operations as an expense (income), respectively.

Both of our Taberna consolidated CDOs are failing OC Trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the year ended December 31, 2010, $37,949 of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Loans payable on real estate. As of December 31, 2010 and 2009, we had $74,876 and $81,908, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate and other loans. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheet.

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

As of January 1, 2008, we adopted the fair value option, which is now classified under FASB ASC Topic 825, and elected to record trust preferred obligations at fair value. At adoption, we decreased the carrying amount of the trust preferred obligations by $52,070 to reflect these liabilities at fair value in our financial statements. The change in fair value of the trust preferred obligations was a decrease of $104,179 for the year ended December 31, 2009 and was included in our consolidated statements of operations.

As of January 1, 2010, we adopted an accounting standard which changed the determination of the consolidation of VIEs. Accordingly, we deconsolidated these entities as of January 1, 2010 as we were not determined to be the primary beneficiary of the VIEs thereby reducing our assets and liabilities by $70,872.

Exchange Offers

On December 29, 2009, we completed an exchange offer to exchange convertible senior notes for common shares and cash. Holders of our convertible senior notes tendered $34,000 aggregate principal amount of our convertible senior notes. Pursuant to the terms of the Exchange Offer, we issued 8,126,000 common shares and paid $3,111 of cash as consideration for the exchanges notes. For each $1,000 principal amount of our convertible senior notes exchanged, the holder received the following: (i) 239 common shares, (ii) a cash payment of $91.50 and (iii) accrued and unpaid interest on the convertible senior notes to, but excluding, the settlement date, paid in cash. As a result of the exchange offer, we recorded gains on extinguishment of debt of approximately $18,120.

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate contractual maturities of our indebtedness by year:

2011	$41,533
2012	14,922
2013	—
2014	63,950
2015	38,881
Thereafter (1)	2,711,700

Total	$2,870,986

(1)	Includes $143,613 of our convertible senior notes which are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022.

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of December 31, 2010, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2010 and December 31, 2009:

	As of December 31, 2010		As of December 31, 2009
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$1,786,698	$(184,878)	$1,826,167	$(186,986)
Interest rate caps	36,000	1,496	36,000	1,335

Net fair value	$1,822,698	$(183,382)	$1,862,167	$(185,651)

The following table summarizes the effect on income by derivative instrument type for the following periods:

	For the Year Ended December 31, 2010		For the Year Ended December 31, 2009		For the Year Ended December 31, 2008
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)
Interest rate swaps	$(46,111)	$46	$(45,476)	$(449)	$(31,307)	$(432)
Currency options	—	—	—	(21)	—	25

Total	$(46,111)	$46	$(45,476)	$(470)	$(31,307)	$(407)

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. As of December 31, 2010, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $970,276 and had a liability balance with a fair value of $93,210. See Note 8: “Fair Value of Financial Instruments” for the changes in value of these hedges during the years ended December 31, 2010 and 2009. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

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

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2010:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,219,110	$1,155,262
Investments in securities and security-related receivables	705,451	705,451
Cash and cash equivalents	27,230	27,230
Restricted cash	176,723	176,723
Derivative assets	1,496	1,496
Liabilities
Recourse indebtedness:
Convertible senior notes	143,474	115,968
Secured credit facilities	36,489	36,489
Senior secured notes	63,950	63,950
Junior subordinated notes, at fair value	4,422	4,422
Junior subordinated notes, at amortized cost	25,100	2,917
Loans payable on real estate	19,922	19,922
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,341,750	837,398
CDO notes payable, at fair value	148,072	148,072
Loans payable on real estate	54,998	54,998
Derivative liabilities	184,878	184,878

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of December 31, 2010
Trading securities
TruPS	$—	$—	$454,473	$454,473
Other securities	—	—	—	—
Available-for-sale securities	—	2	—	2
Security-related receivables
TruPS receivables	—	—	83,087	83,087
Unsecured REIT note receivables	—	62,490	—	62,490
CMBS receivables	—	77,142	—	77,142
Other securities	—	28,257	—	28,257
Derivative assets	—	1,496	—	1,496

Total assets	$—	$169,387	$537,560	$706,947

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a) (b)	Significant Unobservable Inputs (Level 3) (b)	Balance as of December 31, 2010
Junior subordinated notes, at fair value	$—	$—	$4,422	$4,422
CDO notes payable, at fair value	—	—	148,072	148,072
Derivative liabilities	—	97,246	87,632	184,878

Total liabilities	$—	$97,246	$240,126	$337,372

(a)	During the year ended December 31, 2010, there were no transfers between Level 1 and Level 2.
(b)	During the year ended December 31, 2010, we determined that junior subordinated notes elected under the fair value option and certain derivative liabilities in Taberna VIII and Taberna IX should be categorized as a Level 3 liability due to the limited market activity for these financial instruments and increased reliance on management’s estimates and assumptions.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the year ended December 31, 2010:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2009	$471,106	$73,649	$544,755
Change in fair value of financial instruments	194,442	12,719	207,161
Purchases and sales, net	(140,203)	(3,281)	(143,484)
Deconsolidation of VIEs	(70,872)	—	(70,872)

Balance, as of December 31, 2010	$454,473	$83,087	$537,560

Liabilities	Trust Preferred Obligations	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Derivative Liabilities	Total Level 3 Liabilities
Balance, as of December 31, 2009	$70,872	$146,557	$—	$—	$217,429
Change in fair value of financial instruments	—	39,464	—	—	39,464
Purchases and sales, net	—	(37,949)	—	—	(37,949)
Deconsolidation of VIEs	(70,872)	—	—	—	(70,872)
Transfer in from Level 2 to Level 3 (a)	—	—	4,422	87,632	92,054

Balance, as of December 31, 2010	$—	$148,072	$4,422	$87,632	$240,126

(a)	During the year ended December 31, 2010, we determined that junior subordinated notes elected under the fair value option and certain derivative liabilities in Taberna VIII and Taberna IX should be categorized as a Level 3 liability due to the limited market activity for these financial instruments and increased reliance on management’s estimates and assumptions.

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option within FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

Description	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Change in fair value of trading securities and security-related receivables	$111,874	$(158,273)	$(1,737,305)
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(26,882)	153,459	1,579,689
Change in fair value of derivatives	(39,152)	6,377	(394,821)

Change in fair value of financial instruments	$45,840	$1,563	$(552,437)

The changes in the fair value for the investment in securities, CDO notes payable, trust preferred obligations, and other liabilities for which the fair value option was elected for the years ended December 31, 2010, 2009 and 2008 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of derivatives for which the fair value option was elected for the years ended December 31, 2010, 2009 and 2008 was mainly due to changes in interest rates.

NOTE 9: VARIABLE INTEREST ENTITIES

On January 1, 2010, we adopted an accounting standard which provided guidance when to consolidate a VIE. Under the new standard, the determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. Upon adoption, we evaluated our investments under this new consolidation standard and the following changes in previous consolidation conclusions were made:

•

TruPS Investment and Obligations—Previously, we held implicit interests in trusts which issued TruPS. Under the previous consolidation guidance, we were considered to be primary beneficiaries of the trusts and reported their assets and liabilities in our consolidated balance sheet. RAIT does not meet both criteria to be the primary beneficiary of these entities as we do not have the power to direct the activities of the underlying trusts. Therefore, we deconsolidated these entities as of January 1, 2010 thereby reducing our assets and liabilities by $70,872.

•

Investments in Real Estate—We identified two properties to be VIEs that we previously did not consolidate as we were not previously the primary beneficiary: Willow Grove and Cherry Hill. We evaluated our interests in these real estate properties and determined that we are the primary beneficiary. Upon consolidation of these properties on January 1, 2010, we increased our assets and liabilities by $20,931.

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date. As of December 31, 2010, our consolidated VIEs were: Taberna Preferred Funding VIII, Ltd., Taberna Preferred Funding IX, Ltd, RAIT CRE CDO I, Ltd., RAIT Preferred Funding II, Ltd., Willow Grove and Cherry Hill.

	As of December 31, 2010	As of December 31, 2009 (a)
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,913,089	$1,959,118
Allowance for losses	(15,526)	(13,647)

Total investments in mortgages and loans	1,897,563	1,945,471
Investments in real estate	21,054	—
Investments in securities and security-related receivables, at fair value	705,455	694,809
Cash and cash equivalents	73	272
Restricted cash	151,045	117,322
Accrued interest receivable	55,105	38,397
Deferred financing costs, net of accumulated amortization of $8,608 and $5,897, respectively	17,999	20,132

Total assets	$2,848,294	$2,816,403

Liabilities and Equity
Indebtedness (including $148,072 and $217,429 at fair value, respectively)	$1,707,352	$1,794,339
Accrued interest payable	34,745	21,855
Accounts payable and accrued expenses	1,450	232
Derivative liabilities	184,878	186,986
Deferred taxes, borrowers’ escrows and other liabilities	3,814	3,136

Total liabilities	1,932,239	2,006,548
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(123,316)	(115,004)
RAIT Investment	103,862	167,011
Retained earnings (deficit)	935,509	757,848

Total shareholders’ equity	916,055	809,855

Total liabilities and equity	$2,848,294	$2,816,403

(a)	Includes the assets and liabilities described in the TruPS Investments and Obligations above. Based on the adoption of the accounting standard, these VIEs were deconsolidated as of January 1, 2010 and no longer appear in our consolidated financial statements. Upon deconsolidation, investments in securities and indebtedness both decreased by $70,872 as of January 1, 2010.

The assets of the VIEs can only be used to settle obligations of the VIEs and are not available to our creditors. Certain amounts included in the table above are eliminated upon consolidation with other our subsidiaries that maintain investments in the debt or equity securities issued by these entities. We do not have any contractual obligation to provide the VIEs listed above with any financial support. We have not and do not intend to provide financial support to these VIEs that we were not previously contractually required to provide.

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

Common Shares

Share Repurchases:

On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75,000 of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions. We have not repurchased any common shares under this plan as of December 31, 2010.

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

On January 25, 2011, the compensation committee approved a cash payment to the board’s eight non-management trustees intended to constitute a portion of their respective 2011 annual non-management trustee compensation. The cash payment was subject to terms and conditions set forth in a letter agreement, or the letter agreement, between each of the non-management trustees and RAIT. The terms and conditions included a requirement that each trustee use a portion of the cash payment to purchase RAIT’s common shares in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The aggregate amount required to be used by all of the non-management trustees to purchase common shares is $210 and was used to purchase 56,693 common shares, in the aggregate, in February 2011.

Share Issuances:

Dividend reinvestment and share purchase plan (DRSPP). We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance, in the aggregate, 18,787,635 common shares. During the year ended December 31, 2010, we issued a total of 1,932,706 common shares pursuant to the DRSPP at a weighted-average price of $2.28 per share and we received $4,377 of net proceeds. As of December 31, 2010, 11,697,634 common shares, in aggregate, remain available for issuance under the DRSPP.

Standby Equity Distribution Agreement (SEDA). On January 13, 2010, we entered into a standby equity distribution agreement, or the SEDA, with YA Global Master SPV Ltd., or YA Global, which is managed by Yorkville Advisors, LLC, whereby YA Global agreed to purchase up to $50,000, or the commitment amount, worth of newly issued RAIT common shares upon notices given by us, subject to the terms and conditions of the SEDA. The number of common shares issued or issuable pursuant to the SEDA, in the aggregate, cannot exceed 12,500,000 common shares. The SEDA terminates automatically on the earlier of January 13, 2012 or the date YA Global has purchased $50,000 worth of common shares under the SEDA. During the period from the effective date of the SEDA through December 31, 2010, 1,152,984 common shares were issued pursuant to this arrangement at a weighted average price of $2.17 and we received $2,500 of proceeds. As of December 31, 2010, 11,347,016 common shares, in the aggregate, remain available for issuance under the SEDA.

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

Capital on Demand™ Sales Agreement (COD). On August 6, 2010, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 17,500,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. During the period from the effective date of the COD sales agreement through December 31, 2010, 9,053,411 common shares were issued pursuant to this arrangement at a weighted average price of $1.83 and we received $16,400 of proceeds. From January 1, 2011 through February 22, 2011, 2,986,916 common shares were issued pursuant to the COD sales agreement at a weighted average price of $3.07 and we received $9,035 of proceeds. After reflecting the common shares issued through February 22, 2011, 5,459,673 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Dividends

The following tables summarize the dividends we declared or paid during the years ended December 31, 2010 and 2009:

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	For the Year Ended December 31, 2010
Series A Preferred Shares
Date declared	1/26/10	4/22/10	7/27/10	10/28/10
Record date	3/1/10	6/1/10	9/1/10	12/1/10
Date paid	3/31/10	6/30/10	9/30/10	12/31/10
Total dividend amount	$1,337	$1,337	$1,337	$1,337	$5,348
Series B Preferred Shares
Date declared	1/26/10	4/22/10	7/27/10	10/28/10
Record date	3/1/10	6/1/10	9/1/10	12/1/10
Date paid	3/31/10	6/30/10	9/30/10	12/31/10
Total dividend amount	$1,182	$1,182	$1,182	$1,182	$4,728
Series C Preferred Shares
Date declared	1/26/10	4/22/10	7/27/10	10/28/10
Record date	3/1/10	6/1/10	9/1/10	12/1/10
Date paid	3/31/10	6/30/10	9/30/10	12/31/10
Total dividend amount	$888	$888	$888	$888	$3,552
Common shares
Date declared	—	—	—	—
Record date	—	—	—	—
Date paid	—	—	—	—
Dividend per share	—	—	—	$—	$—
Total dividend declared	—	—	—	$—	$—

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	For the Year Ended December 31, 2009
Series A Preferred Shares
Date declared	1/27/09	4/8/09	7/28/09	10/27/09
Record date	3/2/09	6/1/09	9/1/09	12/1/09
Date paid	3/31/09	6/30/09	9/30/09	12/31/09
Total dividend amount	$1,337	$1,337	$1,337	$1,337	$5,348
Series B Preferred Shares
Date declared	1/27/09	4/8/09	7/28/09	10/27/09
Record date	3/2/09	6/1/09	9/1/09	12/1/09
Date paid	3/31/09	6/30/09	9/30/09	12/31/09
Total dividend amount	$1,182	$1,182	$1,182	$1,182	$4,728
Series C Preferred Shares
Date declared	1/27/09	4/8/09	7/28/09	10/27/09
Record date	3/2/09	6/1/09	9/1/09	12/1/09
Date paid	3/31/09	6/30/09	9/30/09	12/31/09
Total dividend amount	$888	$888	$888	$888	$3,552
Common shares
Date declared	—	—	—	—
Record date	—	—	—	—
Date paid	—	—	—	—
Dividend per share	—	—	—	—	—
Total dividend declared	—	—	—	—	—

On January 10, 2011, the board of trustees declared a $0.03 dividend on our common shares to holders of record as of January 21, 2011. The dividend was paid on January 31, 2011 and totaled $3.2 million.

On January 25, 2011, our board of trustees declared a first quarter 2011 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on March 31, 2011 to holders of record on March 1, 2011.

NOTE 11: STOCK BASED COMPENSATION AND EMPLOYEE BENEFITS

We maintain the RAIT Financial Trust 2008 Incentive Award Plan (the “Incentive Award Plan”). The maximum aggregate number of common shares that may be issued pursuant to the Incentive Award Plan is 4,500,000. As of December 31, 2010, 680,147 common shares are available for issuance under this plan.

On January 8, 2008, the compensation committee awarded 324,200 phantom units, valued at $2,448 using our closing stock price of $7.55 on that date, to various non-executive employees. The awards generally vest over four year periods. On March 5, 2008, the compensation committee awarded 26,712 phantom units, valued at $175 using our closing stock price of $6.55 on that date, to trustees. These awards vested immediately. On August 7, 2008, the compensation committee awarded 24,927 phantom units, valued at $175 using our closing stock price of $7.02 on that date, to trustees. These awards vested immediately.

On March 5, 2009, the compensation committee awarded 484,000 phantom units, valued at $242 using our closing stock price of $0.50 on that date, to various non-executive employees. The awards generally vest over three-year periods.

On June 25, 2009, the compensation committee awarded 200,000 phantom units, valued at $238 using our closing stock price of $1.19 on that date, to two non-executive employees. The awards generally vest over four-year periods.

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

During the years ended December 31, 2010, 2009 and 2008, there were 73,425, 21,805, and 29,943, respectively, phantom units redeemed for common shares and 216,086, 37,000, and 60,152 phantom units forfeited, respectively. At December 31, 2010 and 2009, there were 2,791,371 and 1,080,882, respectively, phantom units outstanding.

As part of the acquisition of Taberna on December 11, 2006, or the Taberna acquisition, we assumed 481,785 unvested restricted shares in exchange for the unvested restricted shares of Taberna’s employees that did not vest on the date of acquisition. The unvested restricted shares were accounted for under FASB ASC Topic 718, and the grant date fair value on December 11, 2006 of $16,559 (based on the closing price of $34.37 at December 11, 2006 of our common shares) was expensed over the remaining vesting provisions of the original awards. During the years ended December 31, 2010 and 2009, unvested restricted shares totaling 2,845 and 62,338, respectively, vested and were issued to the respective employees. During the year ended December 31, 2010, there were 11,314 unvested restricted shares forfeited. There were no unvested restricted shares forfeited during 2009. As of December 31, 2010 there were no unvested restricted shares outstanding. As of December 31, 2009, there were 14,159 unvested restricted shares outstanding.

As of December 31, 2010 and 2009, the deferred compensation cost relating to unvested awards was $723 and $2,642, respectively, relating to phantom units and restricted stock that had a weighted average remaining vesting period of 1.5 years and 1.6 years, respectively.

Stock Options

We have granted to our officers, trustees and employees options to acquire common shares. The vesting period is determined by the compensation committee and the option term is generally ten years after the date of grant. As of December 31, 2010 and 2009, there were 168,800 options outstanding.

A summary of the options activity of the Incentive Award Plan is presented below.

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1,	168,800	$22.50	178,800	$21.84	215,300	$20.68
Expired	—	—	(10,000)	10.75	(36,500)	15.00
Exercised	—	—	—	—	—	—

Outstanding, December 31,	168,800	$22.50	168,800	$22.50	178,800	$21.84

Options exercisable at December 31,	168,800		168,800		178,800

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Exercise Price
$13.65	7,000	0.1 years	$13.65	7,000	$13.65
$19.21 – 19.85	20,000	1.4 years	19.50	20,000	19.50
$21.81 – 26.40	141,800	2.7 years	23.36	141,800	23.36

	168,800	2.5 years	$22.50	168,800	$22.50

We did not grant options during the three years ended December 31, 2010.

During the years ended December 31, 2010, 2009 and 2008, we recorded compensation expense of $2,949, $3,830, and $7,206, respectively, associated with our stock based compensation.

Employee Benefits

401(k) Profit Sharing Plan

We maintain a 401(k) profit sharing plan (the RAIT 401(k) Plan) for the benefit of our eligible employees. The RAIT 401(k) Plan offers eligible employees the opportunity to make long-term investments on a regular basis through salary contributions, which are supplemented by our matching cash contributions and potential profit sharing payments. We provide a 4% cash match of the employee contributions and may pay an additional 2% of eligible compensation as discretionary cash profit sharing payments. Any matching contribution made by RAIT pursuant to the RAIT 401(k) Plan vests 33% per year of service.

During the years ended December 31, 2010, 2009 and 2008, we recorded $424, $296, and $642 of contributions which is included in compensation expense on the accompanying statement of operations.

Deferred Compensation

In June 2002, we established a supplemental executive retirement plan, or SERP, providing for retirement benefits to Betsy Z. Cohen, our former Chairman, as required by her employment agreement with us. Under the terms of the SERP Plan, Mrs. Cohen received various share and cash benefits from 2007 through 2009. Pursuant to the terms of the SERP Plan, Mrs. Cohen received her final cash benefit distribution of $4,390 through a lump-sum payment in January 2009. We recognized SERP compensation expense (benefit) of $798 for the year ended December 31, 2008.

NOTE 12: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three years ended December 31, 2010:

	For the Years Ended December 31
	2010	2009	2008
Income (loss) from continuing operations	$110,590	$(440,141)	$(617,130)
Income allocated to preferred shares	(13,641)	(13,641)	(13,641)
Income allocated to noncontrolling interests	880	13,419	189,580

Income (loss) from continuing operations allocable to common shares	97,829	(440,363)	(441,191)
Income (loss) from discontinued operations	323	(840)	(2,055)

Net income (loss) allocable to common shares	$98,152	$(441,203)	$(443,246)

Weighted-average shares outstanding—Basic	86,854,265	65,205,233	63,394,447
Dilutive securities under the treasury stock method	1,397,747	—	—
Weighted-average shares outstanding—Diluted	88,252,012	65,205,233	63,394,447

Earnings (loss) per share—Basic:
Continuing operations	$1.13	$(6.76)	$(6.96)
Discontinued operations	—	(0.01)	(0.03)

Total earnings (loss) per share—Basic	$1.13	$(6.77)	$(6.99)

Earnings (loss) per share—Diluted:
Continuing operations	$1.11	$(6.76)	$(6.96)
Discontinued operations	—	(0.01)	(0.03)

Total earnings (loss) per share—Diluted	$1.11	$(6.77)	$(6.99)

For the years ended December 31, 2010, 2009 and 2008, securities convertible into 11,094,817, 15,612,224, and 13,109,658, common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

The components of the provision for income taxes as it relates to our taxable income from domestic TRSs during the years ended December 31, 2010, 2009 and 2008 includes the effects of our performance of a portion of its TRS services in a foreign jurisdiction that does not incur income taxes.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our income on a current basis as SubPart F income, whether or not distributed. Upon distribution of any previously included SubPart F income by these entities, no incremental U.S. federal, state, or local income taxes would be payable by us. Accordingly, no provision for income taxes has been recorded for these foreign TRS entities for the years ended December 31, 2010, 2009 and 2008.

The components of the income tax benefit (provision) as it relates to our taxable income (loss) from domestic and foreign TRSs during the years ended December 31, 2010, 2009 and 2008 were as follows:

	For the Year Ended December 31, 2010
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(2,844)	$(10)	$(510)	$(3,364)
Deferred benefit (provision)	2,143	162	(543)	1,762

Income tax benefit (provision)	$(701)	$152	$(1,053)	$(1,602)

	For the Year Ended December 31, 2009
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$1,085	$—	$(1,210)	$(125)
Deferred benefit (provision)	450	58	575	1,083

Income tax benefit (provision)	$1,535	$58	$(635)	$958

	For the Year Ended December 31, 2008
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$4,126	$231	$(982)	$3,375
Deferred benefit (provision)	(1,004)	(234)	—	(1,238)

Income tax benefit (provision)	$3,122	$(3)	$(982)	$2,137

A reconciliation of the income tax benefit (provision) based upon the statutory tax rates to the effective rates is as follows for the years ended December 31, 2010, 2009 and 2008:

	For the Years Ended December 31
	2010	2009	2008
Federal statutory rate	$22	$436	$15,832
State statutory, net of federal benefit	162	59	—
Change in valuation allowance	(50)	(1,879)	(18,086)
Permanent items	(53)	(724)	(859)
Foreign tax effects	803	3,066	5,250
Transfer pricing adjustment (1)	(2,503)	—	—
Other	17	—	—

Income tax benefit (provision)	$(1,602)	$958	$2,137

(1)	In February 2011, management and the IRS settled tax examinations for 2006, 2007 and 2008 for a total cash payment of $296. These tax examinations related to certain transfer pricing adjustments for transactions between TCM and TCB during those years. While the total transfer pricing adjustment increased our tax expense by $2,503 during 2010, the net cash payment made to the IRS in February 2011 was $296, after utilization of net operating losses in these prior years.

Significant components of our deferred tax assets (liabilities), at our TRSs, are as follows as of December 31, 2010 and 2009:

Deferred tax assets (liabilities):	As of December 31, 2010	As of December 31, 2009
Net operating losses, at TRSs	$12,156	$11,984
Capital losses	662	6,705
Unrealized losses	12,023	13,296
Other	2,251	371

Total deferred tax assets (liabilities)	27,092	32,356
Valuation allowance	(25,359)	(31,273)

Net deferred tax assets (liabilities)	$1,733	$1,083

As of December 31, 2010, we had $93,104 of federal and state net operating losses, $3,836 of foreign net operating losses and $1,892 of capital losses. The federal net operating losses will begin to expire in 2028, the state net operating losses will begin to expire in 2017 and the foreign operating losses have an indefinite carryforward period. TCM’s NOL for 2008 was reduced by $6,300 as a result of the IRS Transfer Pricing Adjustment, which as noted above resulted in a $296 net cash payment to the IRS. The capital losses will expire in 2012. We have concluded that it is more likely than not that $81,705 of federal and state net operating losses and all of the capital losses will not be utilized during their respective carry forward periods; and as such, we have established a valuation allowance against these deferred tax assets.

The accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides rules on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no uncertain tax positions for the years ending December 31, 2010, 2009 and 2008.

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

Mrs. Betsy Z. Cohen retired as our Chairman of the Board and as a Trustee effective December 31, 2010. Mrs. Cohen, is the Chief Executive Officer and a director of The Bancorp, Inc., or Bancorp, and Chairman of the Board and Chief Executive Officer of its wholly-owned subsidiary, The Bancorp Bank, a commercial bank. Mrs. Cohen’s son, Daniel G. Cohen, was our chief executive officer from the date of the Taberna acquisition until his resignation from that position on February 22, 2009. Mr. Cohen was a trustee of RAIT from the date of the Taberna acquisition until his resignation from that position on February 26, 2010. Mr. Cohen is the Chairman of the Board of Bancorp and Chairman of its Executive Committee and Vice-Chairman of the Board of Bancorp Bank and Chairman of its Executive Committee. Scott F. Schaeffer is our Chairman and a Trustee and Chief

Executive Officer and President. Mr. Schaeffer’s spouse is a director of Bancorp and she and Mr. Schaeffer own, in the aggregate, less than 1% of Bancorp’s outstanding common shares. Each transaction with Bancorp is described below:

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of December 31, 2010 and December 31, 2009, we had $72 and $410, respectively, of cash and cash equivalents and $985 and $1,601, respectively, of restricted cash on deposit at Bancorp. During the years ended December 31, 2010, 2009 and 2008, we received $53, $11, and $123, respectively, of interest income from Bancorp. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp at an annual rental expense based upon the amount of square footage occupied. We have signed a sublease agreement with a third party for the remaining term of our sublease. Rent paid to Bancorp was $304, $300, and $340 for the years ended December 31, 2010, 2009 and 2008, respectively. Rent received for our sublease was $166 for the year ended December 31, 2010.

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

Mr. Cohen holds controlling positions in various companies with which we conduct business. Mr. Cohen serves as the Chairman of the board of directors, Chief Executive Officer and Chief Investment Officer of Institutional Financial Markets, Inc. or, IFMI, and as the Chairman of the board of managers, Chief Executive Officer and Chief Investment Officer of IFMI, LLC, or IFMI LLC, a majority owned subsidiary of IFMI. Each transaction between us and IFMI and IFMI LLC is described below:

a). Office Leases—We maintain sub-lease agreements for shared office space and facilities with IFMI. Rent expense during the years ended December 31, 2010, 2009 and 2008 relating to these leases was $50. Rent expense has been included in general and administrative expense in the accompanying consolidated statements of operations. Future minimum lease payments due over the remaining term of the lease are $258.

b). Shared Services—We previously paid IFMI for services relating to structuring and managing our investments in CMBS and RMBS. The agreement with IFMI for these services terminated on July 1, 2008 and we did not renew or extend this agreement. During the year ended December 31, 2008, we incurred total shared service expenses of $519. These shared service expenses have been included in general and administrative expense in the accompanying consolidated statements of operations.

c). Non-Competition Agreement—As part of the spin-off of Taberna from IFMI in April 2005 and before our acquisition of Taberna in December 2006, Taberna and IFMI entered into a three-year non-competition agreement that ended in April 2008. As part of our acquisition of Taberna, we valued this non-competition agreement as an amortizing intangible asset and the intangible asset has been fully amortized.

d). Common Shares— As of December 31, 2009, IFMI and its affiliate entities owned 510,434 of our common shares. During the year ended December 31, 2010, IFMI and its affiliates sold these shares and do not own any of our common shares as of December 31, 2010.

e). Brokerage Services—During 2010, IFMI sold $7,000 in aggregate principal amount of debt securities to an unrelated third party using the broker-dealer services of RAIT Securities, LLC, for which we earned $38 in principal transaction income. During the year ended December 31, 2009 we repurchased $14,000 of our RAIT CRE CDO I notes payable rated BBB and $300 of CMBS receivables from a third party using the broker-dealer services of IFMI. IFMI received $113 of total principal transaction income in connection with these transactions.

f). Star Asia— Star Asia is an affiliate of IFMI. During 2010, Star Asia purchased $2,315 in aggregate principal of debt securities from an unrelated third party using the broker-dealer services of RAIT Securities, LLC, for which we did not earn any principal transaction income. In March 2009, Star Asia issued debt securities to a third party, upon which a subsequent exchange offer was entered into with Taberna Preferred Funding III, Ltd., or Taberna III, for $22,425 and Taberna Preferred Funding IV, Ltd., or Taberna IV, for $19,434. Taberna Capital Management is the collateral manager for Taberna III and Taberna IV. We received an opinion from an independent third party concluding that the transaction was fair from Taberna III and IV’s financial viewpoint. There were no fees earned by Taberna Capital Management or Star Asia. In June 2009 we sold our interests in Taberna III and Taberna IV.

g). Trust Preferred Securities—In October 2008, we re-purchased $25,000 principal amount of our TruPS that we issued from a third party using the broker-dealer services of IFMI, for which IFMI received $70 in principal transaction income.

h). Kleros Preferred Funding VIII, Ltd.—Kleros Preferred Funding VIII, Ltd., or Kleros VIII, is a securitization managed by IFMI. In June 2007, we purchased approximately $26,400 in par amount of bonds rated A through BBB issued by Kleros VIII, for a purchase price of approximately $23,997. As of December 31, 2010, the bonds have a current fair value of $0 and have been on non-accrual since December 31, 2007.

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

Brandywine Construction & Management, Inc., or Brandywine, is an affiliate of Edward E. Cohen. Brandywine provided real estate management services to two properties underlying our investments in real estate. During the years ended December 31, 2010, 2009 and 2008, Brandywine earned management fees of $92, $94, and $123, respectively. We believe that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties.

We had a $3,369 first mortgage loan secured by Pennsview Apartments that had a junior lien against it that was held by an entity controlled by Daniel G. Cohen. Our loan bore interest at a fixed rate of 8.0%, was to mature on March 29, 2008 and was paying in accordance with its terms. In March 2008, we transferred our first mortgage loan to another entity controlled by Mr. Cohen for $3,500, representing the outstanding principal balance of, and accrued interest on, the loan and an exit fee.

NOTE 15: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

As of December 31, 2010, we had one property designated as held for sale. As of December 31, 2009, we had four properties designated as held for sale. The following table summarizes the consolidated balance sheet of the real estate properties classified as assets held for sale:

	As of December 31, 2010	As of December 31, 2009
Assets:
Investments in real estate	$48,859	$79,790
Cash and cash equivalents	386	1,069
Other assets	2,668	2,410
Deferred financing costs, net	—	161

Total assets held for sale	$51,913	$83,430

Liabilities:
Other indebtedness	$—	$18,508
Accrued interest payable	—	62
Accounts payable and accrued expenses	1,039	1,667
Other liabilities	699	766

Total liabilities related to assets held for sale (a)	$1,738	$21,003

(a)	Liabilities related to assets held for sale excludes a $42,958 first mortgage held by RAIT II that is eliminated in our consolidated balance sheet.

For the years ended December 31, 2010, 2009 and 2008, income (loss) from discontinued operations relates to four real estate properties designated as held for sale and three real estate properties sold or deconsolidated since January 1, 2008. The following table summarizes revenue and expense information for real estate properties classified as discontinued operations:

	For the Years Ended December 31
	2010	2009	2008
Rental income	$9,688	$9,471	$3,983
Expenses:
Real estate operating expenses	5,895	6,695	4,797
General and administrative expense	—	19	—
Depreciation expense	1,790	2,893	1,305

Total expenses	7,685	9,607	6,102

Income (loss) before interest and other income	2,003	(136)	(2,119)
Interest and other income	2	959	64

Income (loss) from discontinued operations	2,005	823	(2,055)
Gain (loss) from discontinued operations	(1,682)	(1,663)	—

Total income (loss) from discontinued operations	$323	$(840)	$(2,055)

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

NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2010:
Total revenue	$42,689	$37,137	$36,484	$37,118
Change in fair value of financial instruments	16,437	4,446	14,237	10,720
Net income (loss)	34,453	25,376	18,248	32,836
Net income (loss) allocable to common shares	31,282	22,319	15,052	29,499
Total earnings (loss) per share—Basic (a)	$0.42	$0.28	$0.17	$0.29
Total earnings (loss) per share—Diluted (a)	$0.41	$0.27	$0.16	$0.29
2009:
Total revenue	$59,779	$57,831	$41,425	$38,475
Change in fair value of financial instruments	(99,805)	91,357	(3,808)	13,819
Net income (loss)	(148,414)	(289,261)	(21,789)	18,483
Net income (loss) allocable to common shares	(144,232)	(287,867)	(24,692)	15,588
Total earnings (loss) per share—Basic (a)	$(2.22)	$(4.43)	$(0.38)	$0.24
Total earnings (loss) per share—Diluted (a)	$(2.22)	$(4.43)	$(0.38)	$0.24

(a)	The summation of quarterly per share amounts do not equal the full year amounts.

NOTE 17: OTHER DISCLOSURES

Segments

We have identified one operating segment; accordingly we have determined that it has one reportable segment. As a group, our executive officers act as the Chief Operating Decision Maker (“CODM”). The CODM reviews operating results to make decisions about all investments and resources and to assess performance for the entire company. Our portfolio consists of one reportable segment, investments in real estate through the mechanism of lending and/or ownership. The CODM manages and reviews our operations as one unit. Resources are allocated without regard to the underlying structure of any investment, but rather after evaluating such economic characteristics as returns on investment, leverage ratios, current portfolio mix, degrees of risk, income tax consequences and opportunities for growth. We have no single customer that accounts for 10% or more of revenue.

Commitments and Contingencies

Unfunded Loan Commitments

Certain of our commercial mortgages and mezzanine loan agreements contain provisions whereby we are required to advance additional funds to our borrowers for capital improvements and upon the achievement of certain property operating hurdles. As of December 31, 2010, our incremental loan commitments are $63,637, which will be funded from either restricted cash held on deposit or revolving debt capacity dedicated for these purposes.

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

On June 25, 2010, the federal court directed the parties to refile papers supporting and opposing the defendants’ motions to dismiss, which had been filed in state court but not argued or decided. On August 20, 2010, the court granted the FDIC’s motion for substitution of counsel and to stay the action for 90 days, and on October 28, 2010, it granted an additional 90-day stay at the FDIC’s request. On January 20, 2011, the court granted a third motion by the FDIC to stay the action until April 29, 2011. Defendants must refile their motions to dismiss or answer Plaintiff’s complaint by May 2, 2011. An adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

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

Lease Obligations

We lease office space in Philadelphia, New York City, and other locations. The annual minimum rent due pursuant to the leases for each of the next five years and thereafter is estimated to be as follows as of December 31, 2010:

2011	$2,257
2012	2,188
2013	2,430
2014	2,063
2015	2,017
Thereafter	22,042

Total	$32,997

Rent expense was $1,976, $2,990, and $1,977 for the years ended December 31, 2010, 2009, and 2008, respectively, and has been included in general and administrative expense or property operating expenses in the accompanying consolidated statements of operations.

NOTE 18: SUBSEQUENT EVENTS

Acquisition of Non-Traded Public REIT

On January 20, 2011, we acquired a development stage, non-traded public REIT and subsequently changed its name to Independence Realty Trust, Inc., or Independence. We paid approximately $2.3 million for Independence and certain of its affiliated entities including the entity that serves as Independence’s external advisor. RAIT will be the sponsor of Independence’s offering and expects Independence to raise capital for investing in commercial real estate assets. We expect to incur expenses on Independence’s behalf in connection with this offering and our ability to be reimbursed for these expenses will be dependent on the terms and success of the offering. This disclosure is neither an offer nor a solicitation to purchase Independence’s securities.

Convertible Senior Notes Repurchases

In February 2011, we repurchased $7,500 in aggregate principal amount of our convertible senior notes for a total consideration consisting of a cash payment of $6,613. We recorded a gain on the extinguishment of debt of $874, net of deferred financing costs and unamortized discounts that were written off.

Senior Secured Convertible Note Conversions

In February 2011, the holder of the senior secured convertible note converted $5,250 principal amount of the senior secured convertible note into 1,500,000 common shares.

RAIT Financial Trust

Schedule II

Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2010

(Dollars in thousands)

	Balance, Beginning of Period	Additions(a)	Deductions(b)	Balance, End of Period
For the year ended December 31, 2010	$86,609	$38,307	$(55,225)	$69,691

For the year ended December 31, 2009	$171,973	$226,567	$(311,931)	$86,609

For the year ended December 31, 2008	$26,389	$162,783	$(17,199)	$171,973

(a)	For the year ended December 31, 2009 and 2008, additions include $96,487 and $55,423, respectively, associated with our residential mortgage portfolio.
(b)	For the year ended December 31, 2009 and 2008, deductions include $150,723 and $13,001, respectively, associated with our residential mortgage portfolio.

RAIT Financial Trust

Schedule III

Real Estate and Accumulated Depreciation

As of December 31, 2010

(Dollars in thousands)

			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount		Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)		Year of Acquisition	Life of Depreciation
Property Name	Description	Location	Land	Building	Land	Building	Land(1)	Building(1)
Willow Grove	Land	Willow Grove, PA	$307	$—	$—	$—	$307	$—	$—	$—		2001	N/A
Cherry Hill	Land	Cherry Hill, NJ	307	—	—	—	307	—	—	—		2001	N/A
Reuss	Office	Milwaukee, WI	4,080	36,720	10	12,642	4,090	49,362	(9,794)	(31,905	) (3)	2004	30
McDowell	Office	Scottsdale, AZ	9,803	55,523	5	2,946	9,808	58,469	(5,280)	(70,260	) (2)	2007	30
Stonecrest	Multi-Family	Birmingham, AL	5,858	23,433	(31)	(125)	5,827	23,308	(1,911)	(26,625	) (4)	2008	30
Crestmont	Multi-Family	Marietta, GA	3,207	12,828	47	202	3,254	13,030	(1,065)	(13,667	) (2)	2008	30
Copper Mill	Multi-Family	Austin, TX	3,420	13,681	52	219	3,472	13,900	(1,139)	(14,709	) (2)	2008	30
Cumberland	Multi-Family	Smyrna, GA	3,194	12,776	(94)	347	3,100	13,123	(1,070)	(13,536	) (2)	2008	30
Heritage Trace	Multi-Family	Newport News, VA	2,642	10,568	77	132	2,719	10,700	(881)	(11,027	) (2)	2008	30
Mandalay Bay	Multi-Family	Austin, TX	5,363	21,453	99	418	5,462	21,871	(1,788)	(21,865	) (2)	2008	30
Oyster Point	Multi-Family	Newport News, VA	3,920	15,680	59	200	3,979	15,880	(1,300)	(16,837	) (2)	2008	30
Tuscany Bay	Multi-Family	Orlando, FL	7,002	28,009	122	520	7,124	28,529	(2,331)	(29,507	) (2)	2008	30
Prentiss Creek (8)	Multi-Family	Downers Grove, IL	10,166	40,665	184	798	10,350	41,463	(2,954)	(41,853	) (2)	2008	30
Colonial Parc	Multi-Family	Little Rock, AR	910	3,639	—	594	910	4,233	(323)	(9,172	) (2)	2009	30
Corey Landings	Land	St. Pete Beach, FL	21,595	—	—	—	21,595	—	—	—		2009	N/A
Sharpstown Mall	Retail	Houston, TX	6,737	26,948	—	3,027	6,737	29,975	(1,744)	(43,169	) (2)	2009	30
Belle Creek Apartments	Multi-Family	Henderson, CO	1,890	7,562	—	32	1,890	7,594	(463)	(15,224	) (2)	2009	30
Willows	Multi-Family	Las Vegas, NV	2,184	8,737	—	3	2,184	8,740	(559)	(11,800	) (2)	2009	30
Regency Meadows	Multi-Family	Las Vegas, NV	1,875	7,499	—	130	1,875	7,629	(467)	(10,127	) (2)	2009	30
Executive Center	Office	Milwaukee, WI	1,581	6,324	16	213	1,597	6,537	(351)	(8,620	) (2)	2009	30
Remington	Multi-Family	Tampa, FL	4,273	17,092	—	1,692	4,273	18,784	(1,145)	(24,750	) (2)	2009	30
Desert Wind	Multi-Family	Phoenix, AZ	2,520	10,080	—	16	2,520	10,096	(561)	(12,373	) (2)	2009	30
Eagle Ridge	Multi-Family	Colton, CA	3,198	12,792	—	335	3,198	13,127	(739)	(16,731	) (2)	2009	30
Emerald Bay	Multi-Family	Las Vegas, NV	6,500	26,000	—	96	6,500	26,096	(1,452)	(28,008	) (2)	2009	30
Grand Terrace	Multi-Family	Colton, CA	4,619	18,477	—	139	4,619	18,616	(1,029)	(23,470	) (2)	2009	30
Las Vistas	Multi-Family	Phoenix, AZ	2,440	9,760	—	14	2,440	9,774	(545)	(12,178	) (2)	2009	30
Penny Lane	Multi-Family	Mesa, AZ	1,540	6,160	—	34	1,540	6,194	(347)	(9,409	) (2)	2009	30
Sandal Ridge	Multi-Family	Mesa, AZ	1,980	7,920	—	83	1,980	8,003	(449)	(11,495	) (2)	2009	30
Long Beach Promenade	Office	Long Beach, CA	860	3,440	—	—	860	3,440	(153)	(5,225	) (2)	2009	30
Murrells Retail Associates	Retail	Myrtle Beach, SC	—	2,500	—	2,625	—	5,125	(104)	(23,173	) (2)	2009	30
Preserve @ Colony Lakes	Multi-Family	Stafford, TX	6,720	26,880	—	35	6,720	26,915	(1,124)	(34,425	) (5)	2009	30

			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount		Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)		Year of Acquisition	Life of Depreciation
Property Name	Description	Location	Land	Building	Land	Building	Land(1)	Building(1)
English Aire/Lafayette Landing	Multi-Family	Austin, TX	3,440	13,760	—	1,002	3,440	14,762	(648)	(18,000	) (2)	2009	30
Tresa at Arrowheads	Multi-Family	Phoenix, AZ	7,080	28,320	—	132	7,080	28,452	(1,115)	(36,675	) (2)	2009	30
Madison Park & Southgreen	Multi-Family	Indianapolis, IN	1,260	5,040	—	250	1,260	5,290	(196)	(7,520	) (2)	2009	30
Mineral Business Center	Office	Denver, CO	1,940	7,760	—	60	1,940	7,820	(259)	(11,058	) (2)	2009	30
1501 Yamato Road	Office	Boca Raton, FL	8,200	32,800	—	1,218	8,200	34,018	(1,093)	(50,582	) (2)	2009	30
Blair Mill	Office	Willow Grove, PA	2,280	9,120	—	—	2,280	9,120	(304)	(10,098	) (6)	2010	30
Pine Tree	Office	Cherry Hill, NJ	1,980	7,920	—	—	1,980	7,920	(264)	(10,551	) (7)	2010	30
Ventura	Multi-Family	Gainesville, FL	1,913	7,650	—	203	1,913	7,853	(194)	(10,473	) (2)	2010	30
Lexington	Multi-Family	Jackson, MS	3,168	12,672	—	10	3,168	12,682	(353)	(18,276	) (2)	2010	30
Trails at Northpoint	Multi-Family	Jackson, MS	1,354	5,414	—	133	1,354	5,547	(168)	(7,809	) (2)	2010	30
Silversmith	Multi-Family	Jacksonville, FL	1,048	4,191	—	204	1,048	4,395	(136)	(9,515	) (2)	2010	30
Tiffany Square	Office	Colorado Springs, CO	2,400	9,600	—	124	2,400	9,724	(187)	(12,395	) (2)	2010	30
Vista Lago	Multi-Family	Kendall, FL	—	10,500	—	—	—	10,500	(146)	(14,972	) (2)	2010	30
Centrepoint	Multi-Family	Tucson, AZ	5,620	22,480	—	—	5,620	22,480	(312)	(29,150	) (2)	2010	30
Regency Manor	Multi-Family	Miami, FL	2,320	9,280	—	—	2,320	9,280	(52)	—		2010	30
Vista Springs	Multi-Family	Moreno Valley, CA	4,040	16,160	—	—	4,040	16,160	(109)	(18,749	) (2)	2010	30

			$178,734	$675,813	$546	$30,703	$179,280	$706,516	$(46,604)	$(856,963)

(1)	The aggregate cost basis for federal income tax purposes of our investments in real estate approximates the carrying amount at December 31, 2010.
(2)	These encumbrances are held by our consolidated securitizations, RAIT I, RAIT II, Taberna 8, or Taberna 9.
(3)	Of these encumbrances, $12,500 is held by third parties and $19,405 is held by RAIT I and RAIT II.
(4)	Of these encumbrances, $19,500 is held by third parties and $7,125 is held by RAIT I.
(5)	Of these encumbrances, $26,400 is held by third parties and $8,025 is held by RAIT I.
(6)	Of these encumbrances, $7,422 is held by third parties and $2,676 is held by RAIT.
(7)	Of these encumbrances, $9,054 is held by third parties and $1,497 is held by RAIT.
(8)	As of December 31, 2010, we designated Prentiss Creek, formerly known as Autumn Grove, as asset held for sale.

Investments in Real Estate	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Balance, beginning of period	$762,608	$375,097
Additions during period:
Acquisitions	144,387	416,751
Improvements to land and building	12,469	6,004
Deductions during period:
Dispositions of real estate	(20,080)	(17,100)
Deconsolidation of real estate	(13,588)	(18,144)

Balance, end of period:	$885,796	$762,608

Accumulated Depreciation	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Balance, beginning of period	$25,548	$11,762
Depreciation expense	22,387	15,714
Dispositions of real estate	(1,331)	(1,371)
Other	—	(557)

Balance, end of period:	$46,604	$25,548

RAIT Financial Trust

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2010

(Dollars in thousands)

(1) Summary of Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

Description of mortgages	Number of Loans	Interest Rate		Maturity Date		Principal		Carrying Amount of Mortgages
		Lowest	Highest	Earliest	Latest	Lowest	Highest
Commercial mortgages
Multi-family	16	5.0%	8.0%	3/14/11	12/31/20	$4,944	$31,801	$282,030
Office	15	4.1%	8.5%	3/1/11	3/1/16	691	26,085	186,398
Retail	9	5.0%	9.2%	3/1/11	10/2/13	2,790	73,980	203,879
Other	3	6.0%	8.5%	3/1/11	7/30/14	2,225	30,000	35,925

Subtotal	43	4.1%	9.2%	3/1/11	12/31/20	691	73,980	708,232
Mezzanine loans
Multi-family	46	2.1%	15.0%	3/1/11	11/25/38	100	12,152	91,964
Office	36	2.8%	12.5%	3/1/11	1/17/21	248	26,406	175,684
Retail	19	6.3%	12.5%	11/1/11	6/11/17	210	25,860	84,133
Other	8	3.8%	12.5%	3/1/11	8/31/21	550	17,451	23,555

Subtotal	109	2.1%	15.0%	3/1/11	11/25/38	100	26,406	375,336
Preferred equity interests
Multi-family	7	4.0%	11.9%	10/1/12	8/18/25	884	12,800	32,733
Office	12	9.1%	11.0%	11/1/11	1/1/17	90	16,305	35,649
Retail	2	9.9%	12.0%	3/1/14	10/11/16	1,300	5,000	6,300
Other	1	17.0%	17.0%	9/4/21	9/4/21	6,000	6,000	6,000

Subtotal	22	4.0%	17.0%	11/1/11	8/18/25	90	16,305	80,682
Other loans
Multi-family	1	7.2%	7.2%	3/1/11	3/1/11	10,273	10,635	20,908
Office	3	2.5%	7.3%	3/1/11	10/30/16	301	20,138	21,512
Other	1	4.0%	4.0%	8/1/13	8/1/13	15,000	15,000	14,003

Subtotal	5	2.5%	7.3%	3/1/11	10/30/16	301	20,138	56,423
Total commercial mortgages, mezzanine loans, preferred equity interests and other loans	179	2.1%	17.0%	3/1/11	11/25/38	$90	$73,980	$1,220,673

(a)	The tax basis of the commercial mortgages, mezzanine loans, other loans and preferred equity interests approximates the carrying amount.
(b)	Reconciliation of carrying amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Balance, beginning of period	$1,469,322	$2,048,233
Additions during period:
Additional advances	31,284	17,357
Accretion of discount	3,606	1,139
Deductions during period:
Collections of principal	(107,717)	(81,914)
Conversion of loans to real estate owned property and charge-offs	(175,822)	(459,491)
Deconsolidation of VIEs	—	(56,002)

Balance, end of period:	$1,220,673	$1,469,322

(a)     Summary of Commercial Mortgages, Mezzanine Loans, Preferred Equity and Other Loans by Geographic Location:

Location by State	Number of Loans	Interest Rate		Principal		Total Carrying Amount of Mortgages (a)
		Lowest	Highest	Lowest	Highest
Texas	35	3.8%	14.5%	350	25,860	$234,931
Various States	12	2.5%	12.5%	301	73,980	221,134
New York	12	6.5%	12.5%	691	21,746	123,578
Florida	9	5.0%	12.0%	750	31,801	119,497
California	15	2.8%	12.5%	248	20,000	107,228
Pennsylvania	11	5.0%	15.0%	599	21,343	59,710
North Carolina	3	2.1%	7.3%	4,471	28,617	55,065
Tennessee	6	4.0%	17.0%	1,110	22,113	40,089
Minnesota	5	5.0%	12.5%	422	16,531	39,854
Colorado	4	6.3%	12.0%	3,000	26,085	39,659
Massachusetts	3	5.2%	12.0%	994	18,500	36,736
Wisconsin	16	9.8%	12.5%	90	3,200	20,259
Ohio	5	6.5%	12.5%	432	12,168	19,418
Georgia	5	7.3%	12.5%	299	5,749	12,839
New Jersey	5	5.0%	12.5%	550	4,813	11,293
Alabama	2	5.0%	5.0%	2,635	7,195	9,829
Missouri	1	4.1%	4.1%	8,845	8,845	8,845
Connecticut	1	12.0%	12.0%	554	4,000	8,302
Arizona	2	5.0%	6.0%	100	8,000	8,100
Arkansas	1	7.4%	7.4%	7,701	7,701	7,701
Idaho	1	6.5%	6.5%	6,348	6,348	6,348
Maryland	4	6.1%	14.5%	339	2,500	5,870
Indiana	4	12.0%	12.5%	369	2,812	5,826
Nevada	1	5.0%	5.0%	5,061	5,061	5,061
Illinois	2	11.0%	12.5%	210	3,595	3,805
Virginia	5	12.0%	12.5%	120	2,000	2,840
Michigan	2	12.0%	12.5%	625	1,300	1,925
Vermont	1	11.5%	11.5%	1,067	1,067	1,067
South Carolina	1	12.5%	12.5%	1,000	1,000	1,045
Mississippi	1	12.5%	12.5%	820	820	820
South Dakota	1	12.5%	12.5%	739	739	739
Delaware	1	12.5%	12.5%	670	670	670
Louisiana	1	12.5%	12.5%	344	344	344
Kentucky	1	12.5%	12.5%	246	246	246

	179	2.1%	17.0%	$90	$73,980	$1,220,673

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report is included as part of Item 8 in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Trustees, Executive Officers and Trust Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2011 annual meeting of shareholders to be filed on or before April 30, 2011, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2011 annual meeting of shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2011 annual meeting of shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Trustee Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2011 annual meeting of shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2011 annual meeting of shareholders, and is incorporated herein by reference.

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

RAIT FINANCIAL TRUST

By:	/s/ SCOTT F. SCHAEFFER
Scott F. Schaeffer Chairman of the Board, Chief Executive Officer and President

February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity With RAIT Financial Trust	Date
By:	/s/ SCOTT F. SCHAEFFER Scott F. Schaeffer	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 25, 2011

By:	/s/ JACK E. SALMON Jack E. Salmon	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2011

By:	/s/ JAMES J. SEBRA James J. Sebra	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

By:	/s/ EDWARD S. BROWN Edward S. Brown	Trustee	February 25, 2011

By:	/s/ FRANK A. FARNESI Frank A. Farnesi	Trustee	February 25, 2011

By:	/s/ S. KRISTIN KIM S. Kristin Kim	Trustee	February 25, 2011

By:	/s/ ARTHUR MAKADON Arthur Makadon	Trustee	February 25, 2011

By:	/s/ DANIEL PROMISLO Daniel Promislo	Trustee	February 25, 2011

By:	/s/ JOHN F. QUIGLEY, III John F. Quigley, III	Trustee	February 25, 2011

By:	/s/ MURRAY STEMPEL, III Murray Stempel, III	Trustee	February 25, 2011

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (6)

3.1.6	Certificate of Correction to the Series A Articles Supplementary. (6)

3.1.7	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

3.1.8	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.2	By-laws (9).

4.1	Form of Certificate for Common Shares of Beneficial Interest. (5)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust (“RAIT”), as issuer, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (11)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (11)

10.1	Form of Indemnification Agreement. (1)

10.2.1	Amended and Restated Employment Agreement dated as of December 11, 2006 between RAIT and Betsy Z. Cohen. (5)

10.2.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Betsy Z. Cohen. (12)

10.3.1	RAIT Executive Pension Plan for Betsy Z. Cohen as amended and restated effective as of January 1, 2005. (5)

10.3.2	Letter Amendment dated as of December 15, 2008 to RAIT Executive Pension Plan for Betsy Z. Cohen. (12)

10.3.3	Termination Notice from Betsy Z. Cohen to RAIT Financial Trust dated as of November 4, 2010. (13)

10.3.4	Consulting Agreement between RAIT Financial Trust and Betsy Z. Cohen dated as of November 4, 2010. (13)

Exhibit Number	Description of Documents

10.4.1	Second Amended and Restated Employment Agreement dated as of December 11, 2006 between RAIT and Scott F. Schaeffer. (5)

10.4.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Scott F. Schaeffer. (12)

10.4.3	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Scott F. Schaeffer. (14)

10.5.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Daniel G. Cohen and, as to Section 7.14 thereof, Taberna. (15)

10.5.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Daniel G. Cohen. (12)

10.5.3	Letter of Separation dated as of February 22, 2009 between RAIT and Daniel G. Cohen. (14)

10.6.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Jack E. Salmon and, as to Section 7.14 thereof, Taberna. (15)

10.6.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Jack E. Salmon. (12)

10.7.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Plamen Mitrikov and, as to Section 7.14 thereof, Taberna. (15)

10.7.2	Letter Agreement dated as of August 7, 2008 by and between RAIT and Plamen M. Mitrikov. (16)

10.7.3	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Plamen Mitrikov. (12)

10.8.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Raphael Licht and, as to Section 7.14 thereof, Taberna. (15)

10.8.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Raphael Licht.(17)

10.8.3	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Raphael Licht. (14)

10.9.1	Employment Agreement dated as of May 22, 2007, by and between RAIT and James J. Sebra. (18)

10.9.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and James J. Sebra.(17)

10.10.1	Employment Agreement dated as of February 5, 2008 by and between RAIT and Ken R. Frappier. (19)

10.10.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Ken R. Frappier.(17)

10.11	RAIT Phantom Share Plan (As Amended and Restated, Effective July 20, 2004) (the “PSP”). (20)

10.12	RAIT Financial Trust 2008 Incentive Award Plan, as Amended and Restated May 20, 2008 (the “IAP”). (21)

10.13	IAP Form of 2008 Cash Award Program Agreement. (21)

10.14	IAP Form for Non-Employee Trustee Grants. (22)

10.15	PSP Form for Non-Employee Trustee Grants. (22)

Exhibit Number	Description of Documents

10.16	PSP Form of Letter to Trustees regarding the redemption of Phantom Shares. (23)

10.17	PSP Form of Letter to Trustees regarding the redemption of Phantom Shares. (17)

10.18	IAP Form of Share Award Agreement with full vesting. (23)

10.19	IAP Form of Unit Award to Cover Grants to Section 16 Officers adopted January 24, 2006. (24)

10.20	IAP Form of Unit Award to Cover Grants to Certain Section 16 Officers granted October 24, 2006. (25)

10.21	IAP Form of Unit Award to Cover Grants to Section 16 Officers adopted January 24, 2007. (26)

10.22	IAP Form of Unit Award to Cover Grants to Non-Employee Trustees adopted July 19, 2005. (23)

10.23	Taberna 2005 Equity Incentive Plan (“Taberna EIP”). (5)

10.24	Taberna EIP Form of Restricted Share Award. (27)

10.25	Form of Forfeiture Letters dated December 7, 2007. (28)

10.26	Letter Amendment to Grants of Phantom Units to Executive Officers of RAIT under IAP. (12)

10.27	Letter Amendment to Grants of Phantom Units to Non-Management Trustees under IAP. (17)

10.28.1	Form of Letter Agreement between RAIT and each of its Non-Management Trustees dated March 2009. (29)

10.28.2	Form of Letter Agreement between RAIT and each of its Non-Management Trustees dated as of January 26, 2010. (30)

10.28.3	Form of Letter Agreement between RAIT and each of its Non-Management Trustees dated as of January 25, 2011. (31)

10.29	IAP Form of Unit Award to Cover Grants to Compensation Committee Officers adopted January 26, 2010. (32)

10.31	Assignment of Lease dated December 11, 2006 between RAIT and Taberna Capital Management, LLC. (27)

10.32	Amendment No. 2 to lease dated as of November 1, 2005 between 450 Park LLC and Taberna. (27)

10.33	Sublease Agreement dated as of April 1, 2006 between Cohen Brothers, LLC and Taberna Capital Management, LLC. (27)

10.34	Notation of Guarantee by RAIT Partnership, L.P. and RAIT Asset Holdings, LLC as guarantors. (11)

10.35	Master Repurchase Agreement dated as of September 19, 2008, as amended and restated as of October 27, 2008, between Wilmington Trust Company, as agent for Cedric LLC, as buyer, and Taberna Loan Holdings I, LLC, as seller (the “TLHI Agreement”). (33)

10.36	Master Repurchase Agreement dated as of September 19, 2008 between Wilmington Trust Company, as agent for Cedric LLC, as buyer, and RAIT CRE Holdings, LLC, as seller (the “RAIT CRE Agreement”). (34)

10.37	Parent Guarantee dated as of September 19, 2008 made by RAIT and Taberna in favor of Wilmington Trust CompaTrust Company, as agent for Cedric LLC, relating to the TLHI Agreement. (34)

10.38	Parent Guarantee dated as of September 19, 2008 made by RAIT and Taberna in favor of Wilmington Trust Company, as agent for Cedric LLC relating to the RAIT CRE Agreement. (34)

Exhibit Number	Description of Documents

10.39	Securities Purchase Agreement dated June 25, 2009 among Taberna Realty Finance Trust and Taberna Equity Funding, Ltd., as sellers, Dynamic Credit Partners, LLC, as purchaser, and its affiliate Dynamic Credit Management, LLC. (35)

10.40	Purchase and Sale Agreement dated as of July 15, 2009 between RAIT’s subsidiary, Taberna Loan Holdings I, LLC, as seller, and AG Park Lane I Corp., as buyer. (36)

10.41	Securities Purchase Agreement dated as of July 31, 2009 between RAIT and Mr. Moses Marx. (37)

10.42	Senior Secured Note dated July 31, 2009 issued by RAIT, as payor, to Mr. Moses Marx, as payee. (37)

10.43	Standby Equity Distribution Agreement dated as of January 13, 2010 by and between YA Global Master SPV Ltd. and RAIT. (38)

10.44	Exchange Agreement dated as of March 25, 2010 between RAIT and United Equities Commodities Company. (39)

10.45	10.0% Senior Secured Convertible Note due 2014 dated as of March 25, 2010 issued by RAIT, as payor, to United Equities Commodities Company, as payee. (39)

10.46	Capital on Demand Sales Agreement dated as of August 6, 2010 between RAIT, RAIT Partnership, L.P., a Delaware limited partnership and JonesTrading Institutional Services LLC. (40)

12.1	Statements regarding computation of ratios as of December 31, 2009.*

21.1	List of Subsidiaries.*

23.1	Consent of Grant Thornton LLP.*

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT.*

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT.*

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT.*

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT.*

99.1	Material U.S. Federal Income Tax Considerations.*

*	Filed herewith
(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).

(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 19, 2008 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2010 (File No. 1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 23, 2009 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on June 13, 2006 (File No. 1-14760).
(16)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 13, 2008 (File No. 1-14760).
(17)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-14760).
(18)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 24, 2007 (File No. 1-14760).
(19)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 11, 2008 (File No. 1-14760).
(20)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2004 (File No. 1-14760).
(21)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 27, 2008 (File No. 1-14760).
(22)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended September 30, 2004 (File No. 1-14760).
(23)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 25, 2005 (File No. 1-14760).
(24)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 27, 2006 (File No. 1-14760).
(25)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 30, 2006 (File No. 1-14760).
(26)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 25, 2007 (File No. 1-14760).
(27)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-14760).
(28)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-14760).
(29)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 12, 2009 (File No. 1-14760).
(30)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 29, 2010 (File No. 1-14760).
(31)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 28, 2011 (File No. 1-14760).
(32)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 29, 2010 (File No. 1-14760).
(33)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 31, 2008 (File No. 1-14760).
(34)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 25, 2008 (File No. 1-14760).
(35)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 29, 2009 (File No. 1-14760).
(36)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 21, 2009 (File No. 1-14760).
(37)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 3, 2009 (File No. 1-14760).
(38)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 13, 2010 (File No. 1-14760).
(39)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 25, 2010 (File No. 1-14760).
(40)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2010 (File No. 1-14760).