Form 10-Q
period 2011-03-31
RAIT Financial Trust
filed 2011-05-05
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 1-14760

RAIT FINANCIAL TRUST

(Exact name of registrant as specified in its charter)

Maryland	23-2919819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Arch Street, 17th Floor, Philadelphia, PA	19104
(Address of principal executive offices)	(Zip Code)

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

A total of 114,089,371 common shares of beneficial interest, par value $0.01 per share, of the registrant were outstanding as of May 4, 2011.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of March 31, 2011	As of December 31, 2010
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,190,576	$1,219,110
Allowance for losses	(66,769)	(69,691)

Total investments in mortgages and loans	1,123,807	1,149,419
Investments in real estate	867,726	841,488
Investments in securities and security-related receivables, at fair value	718,937	705,451
Cash and cash equivalents	39,463	27,230
Restricted cash	179,308	176,723
Accrued interest receivable	37,764	37,138
Other assets	36,346	32,840
Deferred financing costs, net of accumulated amortization of $10,559 and $9,943, respectively	22,963	19,954
Intangible assets, net of accumulated amortization of $1,917 and $1,777, respectively	3,049	3,189

Total assets	$3,029,363	$2,993,432

Liabilities and Equity
Indebtedness (including $147,055 and $152,494 at fair value, respectively)	$1,830,617	$1,838,177
Accrued interest payable	20,444	19,925
Accounts payable and accrued expenses	25,495	25,089
Derivative liabilities	164,127	184,878
Deferred taxes, borrowers’ escrows and other liabilities	20,852	6,833

Total liabilities	2,061,535	2,074,902
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	16
Common shares, $0.01 par value per share, 200,000,000 shares authorized, 114,083,141 and 105,900,570 issued and outstanding	1,141	1,060
Additional paid in capital	1,721,730	1,691,681
Accumulated other comprehensive income (loss)	(114,514)	(127,602)
Retained earnings (deficit)	(644,562)	(647,110)

Total shareholders’ equity	963,862	918,096
Noncontrolling interests	3,966	434

Total equity	967,828	918,530

Total liabilities and equity	$3,029,363	$2,993,432

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended March 31
	2011	2010
Revenue:
Interest income	$33,558	$41,330
Rental income	21,290	16,075
Fee and other income	3,431	8,839

Total revenue	58,279	66,244
Expenses:
Interest expense	23,367	25,470
Real estate operating expense	12,617	10,522
Compensation expense	6,544	8,052
General and administrative expense	4,968	4,890
Provision for losses	1,950	17,350
Depreciation and amortization expense	7,119	6,183

Total expenses	56,565	72,467

Operating Income	1,714	(6,223)
Interest and other income (expense):
Interest and other income (expense)	83	82
Gains (losses) on sale of assets	1,415	3,924
Gains (losses) on extinguishment of debt	(537)	19,810
Change in fair value of financial instruments	5,611	16,437

Income (loss) before taxes and discontinued operations	8,286	34,030
Income tax benefit (provision)	54	(47)

Income (loss) from continuing operations	8,340	33,983
Income (loss) from discontinued operations	791	470

Net income (loss)	9,131	34,453
(Income) loss allocated to preferred shares	(3,414)	(3,406)
(Income) loss allocated to noncontrolling interests	50	235

Net income (loss) allocable to common shares	$5,767	$31,282

Earnings (loss) per share—Basic:
Continuing operations	$0.04	$0.41
Discontinued operations	0.01	0.01

Total earnings (loss) per share—Basic	$0.05	$0.42

Weighted-average shares outstanding—Basic	109,856,729	74,952,313

Earnings (loss) per share—Diluted:
Continuing operations	$0.04	$0.40
Discontinued operations	0.01	0.01

Total earnings (loss) per share—Diluted	$0.05	$0.41

Weighted-average shares outstanding—Diluted	110,904,359	75,512,999

Distributions declared per common share	$0.03	$—

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2011	2010
Net income (loss)	$9,131	$34,453
Other comprehensive income (loss):
Change in fair value of interest rate hedges	2,052	(15,230)
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income (loss)	—	13
Realized (gains) losses on interest rate hedges reclassified to earnings	10,889	11,725
Change in fair value of available-for-sale securities	147	(4,134)

Total other comprehensive income (loss)	13,088	(7,626)

Comprehensive income (loss) before allocation to noncontrolling interests	22,219	26,827
Allocation to noncontrolling interests	50	235

Comprehensive income (loss)	$22,269	$27,062

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2011	2010
Operating activities:
Net income (loss)	$9,131	$34,453
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	1,950	17,350
Share-based compensation expense	259	1,671
Depreciation and amortization	7,119	6,803
Amortization of deferred financing costs and debt discounts	868	898
Accretion of discounts on investments	(305)	(822)
(Gains) losses on sales of assets	(1,415)	(4,190)
(Gains) losses on extinguishment of debt	537	(19,810)
Change in fair value of financial instruments	(5,611)	(16,437)
Unrealized gains (losses) on interest rate hedges	—	13
Equity in (income) loss of equity method investments	—	(4)
Unrealized foreign currency (gains) losses on investments	—	(434)
Changes in assets and liabilities:
Accrued interest receivable	(748)	3,656
Other assets	(3,432)	(2,554)
Accrued interest payable	(10,810)	(7,904)
Accounts payable and accrued expenses	529	(4,374)
Deferred taxes, borrowers’ escrows and other liabilities	2,392	(5,766)

Cash flow from operating activities	464	2,549
Investing activities:
Proceeds from sales of other securities	4,883	11,342
Purchase and origination of loans for investment	(5,172)	(17,151)
Principal repayments on loans	11,436	21,845
Investments in real estate	(14,225)	(5,942)
Proceeds from dispositions of real estate	—	5,124
Business acquisition	(2,731)	—
(Increase) Decrease in restricted cash	8,847	(9,615)

Cash flow from investing activities	3,038	5,603
Financing activities:
Repayments on secured credit facilities and other indebtedness	(15,782)	(1,807)
Repayments and repurchase of CDO notes payable	(12,469)	(2,956)
Proceeds from issuance of 7.0% convertible senior notes and other indebtedness	115,000	—
Repayments and repurchase of 6.875% convertible senior notes	(86,336)	(7,175)
Issuance (acquisition) of noncontrolling interests	3,582	(46)
Payments for deferred costs	(6,369)	(109)
Common share issuance, net of costs incurred	17,738	853
Distributions paid to preferred shares	(3,414)	(3,406)
Distributions paid to common shares	(3,219)	—

Cash flow from financing activities	8,731	(14,646)

Net change in cash and cash equivalents	12,233	(6,494)
Cash and cash equivalents at the beginning of the period	27,230	25,034

Cash and cash equivalents at the end of the period	$39,463	$18,540

Supplemental cash flow information:
Cash paid for interest	$9,722	$9,103
Cash paid (refunds received) for taxes	85	(554)
Non-cash increase in investments in real estate from the conversion of loans	20,300	41,290
Non-cash decrease in indebtedness from conversion to shares or debt extinguishments	(6,914)	(18,755)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 1: THE COMPANY

RAIT Financial Trust invests in and manages a portfolio of real-estate related assets, including direct ownership of real estate properties, and provides a comprehensive set of debt financing options to the real estate industry. References to “RAIT”, “we”, “us”, and “our” refer to RAIT Financial Trust and its subsidiaries, unless the context otherwise requires. We conduct our business through our subsidiaries, RAIT Partnership, L.P. and Taberna Realty Finance Trust, or Taberna, as well as through their respective subsidiaries. RAIT is a self-managed and self-advised Maryland real estate investment trust, or REIT. Taberna is also a Maryland REIT.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Certain prior period amounts have been reclassified to conform with the current period presentation. Previously, interest expense was included as part of net interest margin within total revenue. We have now classified interest expense as a component of expenses. Additionally, interest expense associated with third party financing provided on our owned real estate is included in interest expense whereas previously it was reflected within property operating expenses.

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

As of March 31, 2011

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

As of March 31, 2011

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

h. Revenue Recognition

1)	Interest income—We recognize interest income from investments in commercial mortgages, mezzanine loans, and other securities on a yield to maturity basis. Upon the acquisition of a loan at a discount, we assess the portions of the discount that constitute accretable yields and non-accretable differences. The accretable yield represents the excess of our expected cash flows from the loan over the amount we paid for the loan. That amount, the accretable yield, is accreted to interest income over the remaining life of the loan. Many of our commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible.

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

2)	Rental income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multi-family real estate properties, rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, rental income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, (c) property management services to third parties, and (d) providing fixed income trading and advisory services to our customers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from CDOs while such CDOs are consolidated. During the three-month periods ended March 31, 2011 and 2010, we received $1,298 and $3,671, respectively, of earned asset management fees associated with consolidated CDOs, of which we eliminated $959 and $1,016, respectively, of management fee income.

i. Fair Value of Financial Instruments

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2011

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

As of March 31, 2011

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

k. Recent Accounting Pronouncements

On January 1, 2010, we adopted Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This accounting standard requires new disclosures for significant transfers in and out of Level 1 and 2 fair value measurements and describes the reasons for the transfer. This accounting standard also updates existing disclosures by providing fair value measurement disclosures for each class of assets and liabilities and provides disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. For Level 3 fair value measurements new disclosures will require entities to present information separately for purchases, sales, issuances, and settlements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material effect on our consolidated financial.

On January 1, 2011, we adopted ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This accounting standard requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This accounting standard also expands the supplemental pro forma disclosures under FASB ASU Topic 805, “Business Combinations” to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of this standard did not have a material effect on our consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

In April 2011, the FASB issued accounting standards classified under FASB ASC Topic 310, “Receivables”. This accounting standard amends existing guidance to provide additional guidance on the determination of whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. This standard is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of March 31, 2011:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$692,594	$(4,067)	$688,527	42	6.7%	May 2011 to Dec. 2020
Mezzanine loans	358,396	(5,587)	352,809	103	9.2%	May 2011 to Nov. 2038
Preferred equity interests	90,782	(1,166)	89,616	23	10.1%	Nov. 2011 to Aug. 2025

Total CRE Loans	1,141,772	(10,820)	1,130,952	168	7.8%
Other loans	62,342	(1,021)	61,321	5	6.7%	May 2011 to Oct. 2016

Total Loans	$1,204,114	$(11,841)	$1,192,273	173	7.7%

Deferred fees	(1,697)	—	(1,697)

Total investments in loans	$1,202,417	$(11,841)	$1,190,576

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.

During the three-month periods ended March 31, 2011 and 2010, we completed the conversion of one and four commercial real estate loans with a carrying value of $22,078 and $52,105 to real estate owned properties. During the three-month periods ended March 31, 2011 and 2010, we charged off $1,778 and $10,815, respectively, related to the conversion of commercial real estate loans to owned properties. See Note 5.

The following table summarizes the delinquency statistics of our commercial real estate loans as of March 31, 2011 and December 31, 2010:

Delinquency Status	As of March 31, 2011	As of December 31, 2010
30 to 59 days	$24,864	$27,978
60 to 89 days	—	—
90 days or more	59,890	55,450
In foreclosure or bankruptcy proceedings	41,370	46,578

Total	$126,124	$130,006

As of March 31, 2011 and December 31, 2010, approximately $121,054 and $122,306, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 8.4% and 8.8%, respectively. As of March 31, 2011 and December 31, 2010, approximately $19,501 and $20,908 of other loans were on non-accrual status and had a weighted-average interest rate of 7.2%.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans, and other loans for the three-month periods ended March 31, 2011 and 2010:

	For the Three-Month Period Ended March 31, 2011	For the Three-Month Period Ended March 31, 2010
Beginning balance	$69,691	$86,609
Provision	1,950	17,350
Charge-offs, net of recoveries	(4,872)	(27,136)

Ending balance	$66,769	$76,823

As of March 31, 2011 and December 31, 2010, we identified 24 and 27 commercial mortgages, mezzanine loans and other loans with unpaid principal balances of $144,266 and $157,746 as impaired.

The average unpaid principal balance of total impaired loans was $151,006 and $181,037 during the three-month periods ended March 31, 2011 and 2010. We recorded interest income from impaired loans of $506 and $1,314 for the three-month periods ended March 31, 2011 and 2010.

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of March 31, 2011:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS	$690,501	$(227,116)	$463,385	5.0%	23.5
Other securities	10,000	(10,000)	—	4.8%	41.6

Total trading securities	700,501	(237,116)	463,385	5.0%	23.8
Available-for-sale securities	3,600	(3,598)	2	2.1%	31.6
Security-related receivables
TruPS receivables	111,199	(28,503)	82,696	6.9%	11.7
Unsecured REIT note receivables	61,000	3,455	64,455	6.6%	6.5
CMBS receivables (2)	153,868	(71,707)	82,161	5.7%	33.0
Other securities	84,092	(57,854)	26,238	2.9%	29.2

Total security-related receivables	410,159	(154,609)	255,550	5.6%	22.5

Total investments in securities	$1,114,260	$(395,323)	$718,937	5.2%	23.4

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $30,652 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $42,452 that are rated “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $8,666 that are rated “CCC” by Standard & Poor’s and securities with a fair value totaling $393 that are rated “D” by Standard & Poor’s.

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

The following table summarizes the non-accrual status of our investments in securities:

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

	As of March 31, 2011			As of December 31, 2010
	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$128,682	3.9%	$4,669	$133,682	4.1%	$5,581
Other securities	22,358	3.1%	2	42,754	2.8%	976
CMBS receivables	33,228	5.8%	4,927	29,204	5.9%	975

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of March 31, 2011 and December 31, 2010, investment in securities of $801,700 and $806,700, respectively, in principal amount of TruPS and subordinated debentures, and $214,868 and $219,868, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	As of March 31, 2011		As of December 31, 2010
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family real estate properties	$601,240	33	$602,183	33
Office real estate properties	246,869	10	219,567	9
Retail real estate properties	43,147	2	41,838	2
Parcels of land	22,208	3	22,208	3

Subtotal	913,464	48	885,796	47
Plus: Escrows and reserves	7,743		2,296
Less: Accumulated depreciation and amortization	(53,481)		(46,604)

Investments in real estate	$867,726		$841,488

As of March 31, 2011, our investments in real estate of $867,726 are financed through $75,546 of mortgages held by third parties and $815,614 of mortgages held by our consolidated securitizations. Together, along with commercial real estate loans held by these securitizations, these mortgages serve as collateral for the CDO notes payable issued by our consolidated securitizations. All intercompany balances and interest charges are eliminated in consolidation.

Assets Held for Sale:

As of March 31, 2011, we have identified one property as asset held for sale. The carrying amount of this asset is $48,859 and liabilities related to this asset are $1,584. These amounts are included in the investments in real estate and indebtedness, accounts payable and accrued expenses, and deferred taxes, borrowers’ escrows and other liabilities financial statement captions. Liabilities related to assets held for sale exclude $43,086 of a first mortgage held by RAIT II that is eliminated in our consolidated balance sheet. See Note 13—Assets Held For Sale and Discontinued Operations.

Acquisitions:

During the three-month period ended March 31, 2011, we converted one loan with a carrying value of $22,078, relating to one office property, to owned real estate. Upon conversion, we recorded the investment in real estate and related working capital acquired at fair value of $20,367. We previously held a bridge loan with respect to this real estate property.

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the one property acquired during the three-month period ended March 31, 2011, on the respective date of each conversion, for the real estate accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$20,300
Cash and cash equivalents	49
Restricted cash	297
Other assets	16

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

Description	Estimated Fair Value
Total assets acquired	20,662
Liabilities assumed:
Accounts payable and accrued expenses	174
Other liabilities	121

Total liabilities assumed	295

Estimated fair value of net assets acquired	$20,367

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective conversion date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans	$20,300
Other considerations	67

Total fair value of consideration transferred	$20,367

During the three-month period ended March 31, 2011, these investments contributed revenue of $496 and a net income allocable to common shares of $243. During the three-month period ended March 31, 2011, we did not incur any third-party acquisition-related costs.

Our consolidated unaudited pro forma information, after including the acquisition of real estate properties, is presented below as if the acquisition occurred on January 1, 2010. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Three-Month Period Ended March 31, 2011	For the Three-Month Period Ended March 31, 2010
Total revenue, as reported	$58,279	$66,244
Pro forma revenue	58,415	66,877
Net income (loss) allocable to common shares, as reported	5,767	31,282
Pro forma net income (loss) allocable to common shares	5,836	31,535

These amounts have been calculated after adjusting the results of the acquired businesses to reflect the additional depreciation that would have been charged assuming the fair value adjustments to our investments in real estate had been applied from January 1, 2010 together with the consequential tax effects.

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

Dispositions:

During the three-month period ended March 31, 2011, we did not dispose of any real estate properties. Subsequent to March 31, 2011, we completed the sale of the real estate property identified as held for sale as of March 31, 2011 and recorded a loss on sale of asset of $66.

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of March 31, 2011:

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (2)	$115,000	$106,815	7.0%	Apr. 2031
6.875% convertible senior notes (1)	55,613	55,569	6.9%	Apr. 2027
Secured credit facilities	20,040	20,040	4.5%	Dec. 2011
Senior secured notes	58,700	58,700	11.8%	Apr. 2014
Loans payable on real estate	7,245	7,245	5.0%	Sept. 2013
Junior subordinated notes, at fair value (3)	38,052	4,422	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	319,750	277,891	7.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,341,750	1,341,750	0.7%	2045 to 2046
CDO notes payable, at fair value (3)(4)(6)	1,134,643	142,633	0.9%	2037 to 2038
Loans payable on real estate	68,343	68,343	5.8%	Jun. 2011 to Mar. 2018

Total non-recourse indebtedness	2,544,736	1,552,726	0.9%

Total indebtedness	$2,864,486	$1,830,617	1.7%

(1)	Our 6.875% convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022.
(2)	Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2016, April 2021, and April 2026.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1,789,177 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1,286,268 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of March 31, 2011 was $877,532. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by RAIT or RAIT Partnership. As indicated in the table above, our consolidated financial statements include recourse indebtedness of $277,891 as of March 31, 2011. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs and other securitization vehicles) and loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the three-month period ended March 31, 2011 is as follows:

Recourse Indebtedness

6.875% convertible senior notes. During the three-month period ended March 31, 2011, we repurchased $88,000 in aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, or the 6.875% convertible senior notes, for a total cash consideration of $86,336. As a result of these transactions, we recorded losses on extinguishment of debt of $537, net of deferred financing costs and unamortized discounts that were written off.

Our 6.875% convertible senior notes are redeemable, at the option of the holder, in April 2012. We expect to acquire, redeem, refinance or otherwise enter into transactions to satisfy our 6.875% convertible senior notes which may include any combination of payments of cash, issuances of our debt and/or equity securities, sales or exchanges of our assets or other methods.

7.0% convertible senior notes. On March 21, 2011, we issued and sold in a public offering $115,000 aggregate principal amount of our 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes. After deducting the underwriting discount and the estimated offering costs, we received approximately $109,000 of net proceeds. Interest on the 7.0% convertible senior notes is paid semi-annually and the 7.0% convertible senior notes mature on April 1, 2031.

Prior to April 5, 2016, the 7.0% convertible senior notes are not redeemable at RAIT’s option, except to preserve RAIT’s status as a REIT. On or after April 5, 2016, RAIT may redeem all or a portion of the 7.0% convertible senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 7.0% convertible senior notes may require RAIT to repurchase all or a portion of the 7.0% convertible senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest on April 1, 2016, April 1, 2021, and April 1, 2026, or upon the occurrence of certain defined fundamental changes.

The 7.0% convertible senior notes are convertible at the option of the holder at an initial conversion rate of 390.1677 common shares per $1,000 principal amount of 7.0% convertible senior notes (equivalent to an initial conversion price of $2.563 per common share).

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. The initial conversion rate is subject to adjustment in certain circumstances. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

According to FASB ASC Topic 470, “Debt”, we recorded a discount on our issued and outstanding 7.0% convertible senior notes of $8,228. This discount reflects the fair value of the embedded conversion option within the 7.0% convertible senior notes and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in the indenture relating to the 7.0% convertible senior notes agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the 7.0% convertible senior notes were issued. The discount will be amortized to interest expense through April 1, 2016, the date at which holders of our 7.0% convertible senior notes could require repayment.

Secured credit facility. During the three-month period ending March 31, 2011, we prepaid a $16,160 secured credit facility that was maturing in October 2011. As of March 31, 2011, we have borrowed an aggregate amount of $20,040 under our remaining secured credit facility, which is payable in December 2011 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

Senior secured convertible note. During the three-month period ended March 31, 2011, the holder of the senior secured convertible note converted $5,250 principal amount of the senior secured convertible note into 1,500,000 common shares. On April 26, 2011, we prepaid the remaining $15,700 principal amount of the 10.0% senior secured convertible note issued March 25, 2010.

Loans payable on real estate. During the three-month period ended March 31, 2011 we refinanced a first mortgage of $12,500 principal amount with a fixed rate of 5.8%, due in April 2012 that was associated with one of our owned real estate properties through non-recourse financing provided by a consolidated securitization.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of March 31, 2011.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the three-month period ended March 31, 2011, $12,469 of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Loans payable on real estate. During the three-month period ended March 31, 2011, we obtained a first mortgage on of one of our owned properties from the Federal National Mortgage Association. The new first mortgage has a principal balance of $13,400, 7 year term, and a 5.12% interest rate.

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of March 31, 2011, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011		As of December 31, 2010
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$1,747,698	$(164,127)	$1,786,698	$(184,878)
Interest rate caps	36,000	1,341	36,000	1,496

Net fair value	$1,783,698	$(162,786)	$1,822,698	$(183,382)

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $10,889 and $11,725 to earnings for the three-month periods ended March 31, 2011 and 2010. For interest rate swaps that are considered ineffective hedges, we reclassified unrealized losses of $13 to earnings for the three-month period ended March 31, 2010.

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. As of March 31, 2011, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $967,276 and had a liability balance with a fair value of $83,227. See Note 8: “Fair Value of Financial Instruments” for the changes in value of these hedges during the three-month periods ended March 31, 2011 and 2010. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

Amounts reclassified to earnings associated with effective cash flow hedges are reported in interest expense and the fair value of these hedge agreements is included in other assets or derivative liabilities.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgages and loans, investments in securities, CDO notes payable, convertible senior notes, junior subordinated notes and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, secured credit facilities, senior secured notes, loans payable on real estate and other indebtedness approximates cost due to the nature of these instruments.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of March 31, 2011:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,190,576	$1,124,256
Investments in securities and security-related receivables	718,937	718,937
Cash and cash equivalents	39,463	39,463
Restricted cash	179,308	179,308
Derivative assets	1,341	1,341
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	106,815	125,687
6.875% convertible senior notes	55,569	54,657
Secured credit facilities	20,040	20,040
Senior secured notes	58,700	58,700
Junior subordinated notes, at fair value	4,422	4,422
Junior subordinated notes, at amortized cost	25,100	2,917
Loans payable on real estate	7,245	7,245
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,341,750	921,840
CDO notes payable, at fair value	142,633	142,633
Loans payable on real estate	68,343	68,343
Derivative liabilities	164,127	164,127

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) ) (a)	Balance as of March 31, 2011
Trading securities
TruPS	$—	$—	$463,385	$463,385
Other securities	—	—	—	—
Available-for-sale securities	—	2	—	2
Security-related receivables
TruPS receivables	—	—	82,696	82,696
Unsecured REIT note receivables	—	64,455	—	64,455
CMBS receivables	—	82,161	—	82,161
Other securities	—	26,238	—	26,238
Derivative assets	—	1,341	—	1,341

Total assets	$—	$174,197	$546,081	$720,278

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) ) (a)	Balance as of March 31, 2011
Junior subordinated notes, at fair value	$—	$—	$4,422	$4,422
CDO notes payable, at fair value	—	—	142,633	142,633
Derivative liabilities	—	84,847	79,280	164,127

Total liabilities	$—	$84,847	$226,335	$311,182

(a)	During the three-month period ended March 31, 2011, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three-month period ended March 31, 2011:

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2010	$454,473	$83,087	$537,560
Change in fair value of financial instruments	13,912	(391)	13,521
Purchases	—	—	—
Sales	(5,000)	—	(5,000)

Balance, as of March 31, 2011	$463,385	$82,696	$546,081

Liabilities	Derivative Liabilities	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2010	$87,632	$148,072	$4,422	$240,126
Change in fair value of financial instruments	(8,352)	7,031	—	(1,321)
Purchases	—	—	—	—
Sales	—	—	—	—
Principal repayments	—	(12,470)	—	(12,470)

Balance, as of March 31, 2011	$79,280	$142,633	$4,422	$226,335

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

Description	For the Three-Month Period Ended March 31, 2011	For the Three-Month Period Ended March 31, 2010
Change in fair value of trading securities and security-related receivables	$16,554	$47,745
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(7,031)	(13,493)
Change in fair value of derivatives	(3,912)	(17,815)

Change in fair value of financial instruments	$5,611	$16,437

The changes in the fair value for the investment in securities, CDO notes payable and other liabilities for which the fair value option was elected for the three-month periods ended March 31, 2011 and 2010 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of derivatives for which the fair value option was elected for the three-month periods ended March 31, 2011 and 2010 was mainly due to changes in interest rates.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 9: VARIABLE INTEREST ENTITIES

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date. As of March 31, 2011 our consolidated VIEs were: Taberna Preferred Funding VIII, Ltd., Taberna Preferred Funding IX, Ltd, RAIT CRE CDO I, Ltd., RAIT Preferred Funding II, Ltd., Willow Grove and Cherry Hill.

	As of March 31, 2011	As of December 31, 2010
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,919,547	$1,913,089
Allowance for losses	(15,526)	(15,526)

Total investments in mortgages and loans	1,904,021	1,897,563
Investments in real estate	20,684	21,054
Investments in securities and security-related receivables, at fair value	718,942	705,455
Cash and cash equivalents	269	73
Restricted cash	142,847	151,045
Accrued interest receivable	57,118	55,105
Deferred financing costs, net of accumulated amortization of $9,163 and $8,608, respectively	17,444	17,999

Total assets	$2,861,325	$2,848,294

Liabilities and Equity
Indebtedness (including $142,633 and $148,072 at fair value, respectively)	$1,701,809	$1,707,352
Accrued interest payable	38,286	34,745
Accounts payable and accrued expenses	1,697	1,450
Derivative liabilities	164,127	184,878
Deferred taxes, borrowers’ escrows and other liabilities	4,030	3,814

Total liabilities	1,909,949	1,932,239
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(110,375)	(123,316)
RAIT Investment	94,148	103,862
Retained earnings	967,603	935,509

Total shareholders’ equity	951,376	916,055

Total liabilities and equity	$2,861,325	$2,848,294

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

NOTE 10: EQUITY

Preferred Shares

On January 25, 2011, our board of trustees declared a first quarter 2011 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on March 31, 2011 to holders of record on March 1, 2011 and totaled $3,406.

Common Shares

Dividends:

On January 10, 2011, the board of trustees declared a $0.03 dividend on our common shares to holders of record as of January 21, 2011. The dividend was paid on January 31, 2011 and totaled $3,204.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

Share Repurchases:

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

Equity Compensation:

During the three-months ended March 31, 2011, 1,019,162 phantom unit awards were redeemed for common shares. These phantom units were fully vested at the time of redemption.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance 18,787,635 common shares. During the three-month period ended March 31, 2011, we issued a total of 25,569 common shares pursuant to the DRSPP at a weighted-average price of $2.75 per share and we received $69 of net proceeds. As of March 31, 2011, 11,672,065 common shares, in aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement:

On August 6, 2010, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 17,500,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. For the three-month period ended March 31, 2011, 5,750,000 common shares were issued pursuant to this arrangement at a weighted average price of $3.20 and we received $18,232 of proceeds. As of March 31, 2011, 2,696,589 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2011 and 2010:

	For the Three-Month Periods Ended March 31
	2011	2010
Income (loss) from continuing operations	$8,340	$33,983
(Income) loss allocated to preferred shares	(3,414)	(3,406)
(Income) loss allocated to noncontrolling interests	50	235

Income (loss) from continuing operations allocable to common shares	4,976	30,812
Income (loss) from discontinued operations	791	470

Net income (loss) allocable to common shares	$5,767	$31,282

Weighted-average shares outstanding—Basic	109,856,729	74,952,313
Dilutive securities under the treasury stock method	1,047,630	560,686

Weighted-average shares outstanding—Diluted	110,904,359	75,512,999

Earnings (loss) per share—Basic:
Continuing operations	$0.04	$0.41
Discontinued operations	0.01	0.01

Total earnings (loss) per share—Basic	$0.05	$0.42

Earnings (loss) per share—Diluted:
Continuing operations	$0.04	$0.40
Discontinued operations	0.01	0.01

Total earnings (loss) per share—Diluted	$0.05	$0.41

For the three-month periods ended March 31, 2011 and 2010, securities convertible into 6,239,608 and 6,693,341 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

Mrs. Betsy Z. Cohen retired as our Chairman of the Board and as a Trustee effective December 31, 2010. Mrs. Cohen, is the Chief Executive Officer and a director of The Bancorp, Inc., or Bancorp, and Chairman of the Board and Chief Executive Officer of its wholly-owned subsidiary, The Bancorp Bank, a commercial bank. Mrs. Cohen’s son, Daniel G. Cohen, was our chief executive officer from the date of the Taberna acquisition until his resignation from that position on February 22, 2009. Mr. Cohen was a trustee of RAIT from the date of the Taberna acquisition until his resignation from that position on February 26, 2010. Mr. Cohen is the Chairman of the Board of Bancorp and Chairman of its Executive Committee and Vice-Chairman of the Board of Bancorp Bank and Chairman of its Executive Committee. Scott F. Schaeffer is our Chairman and a Trustee and Chief Executive Officer and President. Mr. Schaeffer’s spouse is a director of Bancorp and she and Mr. Schaeffer own, in the aggregate, less than 1% of Bancorp’s outstanding common shares. For transactions subsequent to March 22, 2011, the date we filed our proxy statement for our 2011 annual meeting of shareholders with the SEC, we expect to continue to consider Bancorp to be a related party due to Mr. Schaeffer’s spouse’s service as a director of Bancorp but no longer due to Mrs. Cohen’s and Mr. Cohen’s positions there. Each transaction with Bancorp is described below:

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of March 31, 2011 and December 31, 2010, we had $210 and $72, respectively, of cash and cash equivalents and $667 and $985, respectively, of restricted cash on deposit at Bancorp. We did not receive any interest income from the Bancorp during the three-month periods ended March 31, 2011 and 2010. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp under a lease agreement extending through August 2014 at an annual rental expense based upon the amount of square footage occupied. We have signed a sublease agreement with a third party for the remaining term of our sublease. Rent paid to Bancorp was $84 and $68 for the three-month periods ended March 31, 2011 and 2010, respectively. Rent received for our sublease was $42 and $41 for the three-month periods ended March 31, 2011 and 2010.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

Mr. Cohen holds controlling positions in various companies with which we conduct business. Mr. Cohen serves as the Chairman of the board of directors, Chief Executive Officer and Chief Investment Officer of Institutional Financial Markets, Inc. or, IFMI, and as the Chairman of the board of managers, Chief Executive Officer and Chief Investment Officer of IFMI, LLC, or IFMI LLC, a majority owned subsidiary of IFMI. For transactions subsequent to March 22, 2011, the date we filed our proxy statement for our 2011 annual meeting of shareholders with the SEC, due to our remaining relationships with IFMI and our analysis of applicable SEC and accounting rules, we do not expect to treat IFMI or IFMI LLC as a related party. Each transaction between us and IFMI and IFMI LLC through March 31, 2011 is described below:

a). Office Leases—We maintain sub-lease agreements for shared office space and facilities with IFMI. Rent expense during the three-month periods ended March 31, 2011 and 2010, relating to these leases was $12 and $12, respectively. Rent expense has been included in general and administrative expense in the accompanying consolidated statements of operations. Future minimum lease payments due over the remaining term of the lease are $246.

b). Common Shares—As of December 31, 2009, IFMI and its affiliate entities owned 510,434 of our common shares. During the period ended March 31, 2010, IFMI sold 510,434 of our common shares and did not own any of our common shares as of March 31, 2011.

c). Kleros Preferred Funding VIII, Ltd.—Kleros Preferred Funding VIII, Ltd., or Kleros VIII, is a securitization managed by IFMI. In June 2007, we purchased approximately $26,400 in par amount of bonds rated A through BBB issued by Kleros VIII, for a purchase price of approximately $23,997. As of March 31, 2011, the bonds have a current fair value of $0 and have been placed on non-accrual status.

Brandywine Construction & Management, Inc., or Brandywine, is an affiliate of Edward E. Cohen, the spouse of Mrs. Cohen and father of Mr. Cohen. Brandywine provided real estate management services to two properties underlying our investments in real estate through February 2011. For transactions subsequent to March 22, 2011, the date we filed our proxy statement for our 2011 annual meeting of shareholders with the SEC, due to our remaining relationships with Brandywine and our analysis of applicable SEC and accounting rules, we do not expect to treat Brandywine as a related party. During the three-month periods ended March 31, 2011 and 2010, Brandywine earned management fees of $15 and $26, respectively. We believe that the management fees charged by Brandywine are comparable to those that could be obtained from unaffiliated third parties.

NOTE 13: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

As of March 31, 2011 and December 31, 2010, we had one property designated as held for sale. The following table summarizes the consolidated balance sheet of the real estate properties classified as assets held for sale:

	As of March 31, 2011	As of December 31, 2010
Assets:
Investments in real estate	$48,859	$48,859
Cash and cash equivalents	393	386
Other assets	2,695	2,668
Deferred financing costs, net	—	—

Total assets held for sale	$51,947	$51,913

Liabilities:
Other indebtedness	$—	$—
Accrued interest payable	—	—
Accounts payable and accrued expenses	1,203	1,039
Other liabilities	381	699

Total liabilities related to assets held for sale (a)	$1,584	$1,738

(a)	Liabilities related to assets held for sale excludes $43,086 and $42,958 of first mortgages held by RAIT II as of March 31, 2011 and December 31, 2010 that are eliminated in our consolidated balance sheet.

For the three-month period ended March 31, 2011, income (loss) from discontinued operations relates to one real estate property designated as held for sale. For the three-month period ended March 31, 2010, income (loss) from discontinued operations relates to one real estate property designated as held for sale and three real estate properties that we have sold or deconsolidated since January 1, 2010. The following table summarizes revenue and expense information for real estate properties classified as discontinued operations:

	For the Three-Month Periods Ended March 31
	2011	2010
Revenue:
Rental income	$1,777	$2,530
Expenses:
Real estate operating expenses	985	1,706
General and administrative expense	1	—

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

	For the Three-Month Periods Ended March 31
	2011	2010
Depreciation expense	—	620

Total expenses	986	2,326

Income (loss) before interest and other income	791	204
Interest and other income	—	—

Income (loss) from discontinued operations	791	204
Gain (loss) on sale of assets	—	266

Total income (loss) from discontinued operations	$791	$470

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Riverside National Bank of Florida Litigation

On August 6, 2009, Riverside National Bank of Florida commenced a lawsuit which named as defendants the three major credit rating agencies, various CDO sellers and collateral managers, including our subsidiary, Taberna Capital Management, LLC. The suit was filed in the Supreme Court of the State of New York, Kings County, and subsequently discontinued without prejudice and refiled in New York County on November 13, 2009. On April 16, 2010, the Office of the Comptroller of the Currency closed Riverside and named the Federal Deposit Insurance Corporation as receiver and thus as successor-in-interest to Riverside as plaintiff in the action, and the defendants subsequently removed the case to the United States District Court for the Southern District of New York. On April 22, 2011, following a series of stays requested by the FDIC, the FDIC voluntarily dismissed the action without prejudice. The claims asserted in this action were described in RAIT’s annual report on Form 10-K for the year ended December 31, 2010. RAIT believes that the FDIC plans to file a new lawsuit pursuing the same or substantially similar claims against an expanded list of defendants. If the FDIC files such a lawsuit, an adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

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

NOTE 15: ACQUISITIONS

On January 20, 2011, we acquired a development stage, non-traded public REIT and subsequently changed its name to Independence Realty Trust, Inc., or Independence. We paid approximately $2.5 million for Independence and certain of its affiliated entities including the entity that serves as Independence’s external advisor and its dealer manager.

We are the external manager of Independence and expect Independence to raise capital for investing in multi-family commercial real estate assets through a public offering of its common stock. On April 8, 2011, Independence filed a registration statement for a public offering of its common stock with the SEC which has not yet become effective. We are the sponsor of Independence’s offering and we incurred expenses on Independence’s behalf in connection with this offering. Our ability to be reimbursed for these expenses will depend on the terms and success of the offering. This disclosure is neither an offer nor a solicitation to purchase securities issued by Independence.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders of RAIT Financial Trust

We have reviewed the accompanying consolidated balance sheet of RAIT Financial Trust and subsidiaries as of March 31, 2011 and the related consolidated statements of operations, other comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of operations, other comprehensive income (loss), shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania May 5, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or similar words. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the “Forward Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2010, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report, except as may be required by applicable law.

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

We generated net income allocable to common shares of $5.8 million, or $0.05 per common share-diluted, during the three-months ended March 31, 2011. The primary items affecting our performance were the following:

•

Change in fair value of financial instruments. For the three months ended March 31, 2011, the net change in fair value of financial instruments increased net income by $5.6 million. Generally, the change in fair value of our financial assets, which are recorded at fair value under FASB ASC Topic 825, “Financial Instruments”, was the primary driver of this improvement with several of our assets improving.

•

Gains (losses) on debt extinguishments. During the three-months ended March 31, 2011, we repurchased $88.0 million of our 6.875% convertible senior notes for total cash consideration of $86.3 million. These transactions generated a loss on debt extinguishment of $0.5 million. See “Liquidity and Capital Resources-Capitalization” below for more information regarding these transactions.

•

Provision for losses. The provision for losses recorded during the three-months ended March 31, 2011, was $2.0 million. While we recorded additional provision for losses during the three-months ended March 31, 2011, we saw improvement in the performance of our portfolio of commercial real estate loans from prior quarters.

We expect to continue to focus our efforts on enhancing our commercial real estate loan portfolio and our investments in real estate, which are our primary investment portfolios. Although economic conditions are improving, some of our borrowers within our commercial real estate loan portfolio are under financial stress. Where it is likely to enhance our ultimate returns, we will consider restructuring loans or foreclosing on the underlying property. During the three-months ended March 31, 2011, we converted one loan, comprised of a single property, into direct ownership. We expect to engage in ongoing workout activity with respect to our commercial real estate loans that may result in the conversion of the property into owned real estate. We may take a non-cash charge to earnings at the time of any loan conversion to the extent the amount of our loan, reduced by any allowance for losses and certain other expenses, exceeds the fair value of the property at the time of the conversion.

Key Statistics

Set forth below are key statistics relating to our business through March 31, 2011 (dollars in thousands, except per share data):

	As of or For the Three-Month Periods Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Financial Statistics:
Recourse debt maturing within 1-year	$20,040	$41,489	$7,919	$9,919	$10,905
Assets under management (a)	$3,822,534	$3,837,526	$3,901,342	$4,014,556	$9,911,824
Debt to equity	2.1x	2.3x	2.6x	2.7x	2.8x
Total revenue	$58,279	$59,057	$58,899	$60,370	$66,244
Earnings per share, diluted	$0.05	$0.29	$0.16	$0.27	$0.41

Commercial Real Estate (“CRE”) Loan Portfolio (b):
Reported CRE Loans—unpaid principal	$1,149,169	$1,173,141	$1,216,875	$1,288,466	$1,305,816
Non-accrual loans—unpaid principal	$121,054	$122,306	$143,212	$131,377	$132,978
Non-accrual loans as a % of reported loans	10.5%	10.4%	11.8%	10.2%	10.2%
Reserve for losses	$58,809	$61,731	$73,029	$70,699	$68,850
Reserves as a % of non-accrual loans	48.6%	50.5%	51.0%	53.8%	51.8%
Provision for losses	$1,950	$2,500	$10,813	$7,644	$17,350

CRE Property Portfolio:
Reported investments in real estate	$867,726	$841,488	$823,881	$803,548	$795,952
Number of properties owned	48	47	47	47	46
Multifamily units owned	8,311	8,311	8,231	7,893	7,893
Office square feet owned	1,786,908	1,632,978	1,634,997	1,732,626	1,550,401
Retail square feet owned	1,116,063	1,116,112	1,069,588	1,069,588	1,069,652

Average physical occupancy data:
Multifamily properties	88.0%	85.5%	84.6%	83.5%	78.0%
Office properties	70.7%	67.8%	52.5%	55.5%	54.2%
Retail properties	56.3%	58.8%	57.7%	58.7%	60.1%

Total	82.4%	79.2%	74.8%	74.4%	70.8%

(a)	On April 22, 2010 as a result of the sale of our collateral management rights and responsibilities relating to eight unconsolidated Taberna securitizations with $5.9 billion of assets to an affiliate of Fortress Investment Group, LLC, RAIT’s assets under management were reduced to $4.1 billion.
(b)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only and does not include other loans. See Note 3-“Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.

Investors should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, or the Annual Report, for a detailed discussion of the following items:

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

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of March 31, 2011 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$688,527	6.7%	May 2011 to Dec. 2020	42
Mezzanine loans	352,809	9.2%	May 2011 to Nov. 2038	103
Preferred equity interests	89,616	10.1%	Nov. 2011 to Aug. 2025	23

Total CRE Loans	1,130,952	7.8%		168
Other loans	61,321	6.7%	May 2011 to Oct. 2016	5

Total investments in loans	$1,192,273	7.7%		173

We currently have limited capacity to originate new investments. However, we are focusing on this asset class as economic conditions improve and our lending capacity increases.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of March 31, 2011:

(a)	Based on book value.

Investments in real estate. We generate a return on our real estate investments through rental income and other sources of income from the operations of our real estate investments. By owning real estate, we also participate in any increase in the value of the real estate in addition to current income. We finance our real estate holdings through a combination of secured mortgage financing provided by financial institutions and existing financing provided by our two CRE loan securitizations. During the three-month period ended March 31, 2011, we acquired $20.3 million of real estate investments upon conversion of $22.1 million of commercial real estate loans, typically retaining the existing financing provided by our two CRE loan securitizations.

The table below describes certain characteristics of our investments in real estate as of March 31, 2011 (dollars in thousands, except average effective rent):

	Investments in Real Estate (a)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	Average Effective Rent (b)
Multi-family real estate properties (a) (c)	$570,849	88.0%	8,311	33	$673
Office real estate properties (d)	226,800	70.7%	1,786,908	10	17.88
Retail real estate properties (d)	47,869	56.3%	1,116,063	2	9.71
Parcels of land	22,208	—	7.3	3	—

Total	$867,726	82.4%		48

(a)	Investments in real estate include $48.9 million of assets held for sale as of March 31, 2011.
(b)	Based on operating performance for the three-month period ended March 31, 2011.
(c)	Average effective rent is rent per unit per month.
(d)	Average effective rent is rent per square foot per year.

We expect this asset category to increase in size as we may find it desirable to protect or enhance our risk-adjusted returns by taking control of properties underlying our commercial real estate loans when restructuring or otherwise exercising our remedies regarding underperforming loans.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of March 31, 2011:

(a)	Based on book value.

Investment in debt securities—TruPS and Subordinated Debentures. Historically, we provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of March 31, 2011, we retained a controlling interest in two such securitizations—Taberna VIII and Taberna IX, which are consolidated entities. All of the collateral assets for the debt securities and the related non-recourse securitization financing obligations are presented at fair value in our consolidated financial statements. During 2011, due to the non-recourse nature of these entities and the recent credit performance of the underlying collateral, we received only our senior collateral management fees from these two securitizations.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of March 31, 2011 (dollars in thousands):

			Issuer Statistics
Industry Sector	Estimated Fair Value	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$102,911	2.7%	65.4%	2.4x
Office	137,736	7.8%	59.4%	2.2x
Residential Mortgage	44,699	2.6%	78.6%	2.4x
Specialty Finance	79,474	5.0%	86.0%	1.7x
Homebuilders	63,073	7.8%	62.9%	1.0x
Retail	72,135	4.0%	84.9%	1.3x
Hospitality	22,694	6.3%	80.3%	2.8x
Storage	23,359	8.0%	60.6%	2.5x

Total	$546,081	5.2%	70.7%	2.0x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of March 31, 2011:

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

The table and the chart below describe certain characteristics of our real estate-related debt securities as of March 31, 2011 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Book Value
Unsecured REIT note receivables	$64,455	6.6%	6.7	$61,000
CMBS receivables	82,161	5.7%	33.0	153,868
Other securities	26,240	2.9%	30.7	97,692

Total	$172,856	4.9%	27.3	$312,560

(a)	S&P Ratings as of March 31, 2011.

Independence Realty Trust, Inc.

On January 20, 2011, we acquired a development stage, non-traded public REIT and subsequently changed its name to Independence Realty Trust, Inc., or Independence. We paid approximately $2.5 million for Independence and certain of its affiliated entities including the entity that serves as Independence’s external advisor and its dealer manager.

We are the external manager of Independence and expect Independence to raise capital for investing in multi-family commercial real estate assets through a public offering of its common stock. On April 8, 2011, Independence filed a registration statement for a public offering of its common stock with the SEC which has not yet become effective. We are the sponsor of Independence’s offering and we incurred expenses on Independence’s behalf in connection with this offering. Our ability to be reimbursed for these expenses will depend on the terms and success of the offering. This disclosure is neither an offer nor a solicitation to purchase securities issued by Independence.

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

A summary of the CDO investments in our consolidated securitizations as of the most recent payment information is as follows (dollars in millions):

•

RAIT I—RAIT I has $1.0 billion of total collateral, of which $67.7 million is defaulted. The current overcollateralization (O/C) test is passing at 123.7% with an O/C trigger of 116.2%. We currently own $242.0 million of the securities issued by this CDO. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees.

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

•

Taberna VIII—Taberna VIII has $628.1 million of total collateral, of which $74.5 million is defaulted. The current O/C test is failing at 88.0% with an O/C trigger of 103.5%. We currently own $133.0 million of the securities issued by this CDO. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

Taberna IX—Taberna IX has $659.0 million of total collateral, of which $173.9 million is defaulted. The current O/C test is failing at 76.4% with an O/C trigger of 105.4%. We currently own $186.5 million of the securities issued by this CDO. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

Generally, our investments in the subordinated notes and equity securities in our consolidated CDOs are subordinate in right of payment and in liquidation to the senior notes issued by the CDOs. We may also own common shares, or the non-economic residual interest, in certain of the entities above.

Non-GAAP Financial Measures

Funds from Operations and Adjusted Funds from Operations

We believe that funds from operations, or FFO, and adjusted funds from operations, or AFFO, each of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT and us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss allocated to common shares (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles.

AFFO is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. We calculate AFFO by adding to or subtracting from FFO: change in fair value of financial instruments; gains or losses on debt extinguishment; capital expenditures, net of any direct financing associated with those capital expenditures; straight-line rental effects; amortization of various deferred items and intangible assets; and share-based compensation.

Our calculation of AFFO differs from the methodology used for calculating AFFO by certain other REITs and, accordingly, our AFFO may not be comparable to AFFO reported by other REITs. Our management utilizes FFO and AFFO as measures of our operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash items, such as real estate depreciation, share-based compensation and various other items required by GAAP that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, AFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and AFFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs.

Neither FFO nor AFFO is equivalent to net income or cash generated from operating activities determined in accordance with U.S. GAAP. Furthermore, FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor AFFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the three-month periods ended March 31, 2011 and 2010 (in thousands, except share information):

	For the Three-Month Periods Ended March 31
	2011	2010
Funds From Operations:
Net income (loss) allocable to common shares	$5,767	$31,282
Adjustments:
Real estate depreciation and amortization	6,570	6,003
Gains on the sale of real estate	—	(266)

Funds From Operations	$12,337	$37,019

Weighted-average shares—diluted	110,904,359	75,512,999

Adjusted Funds From Operations:
Funds From Operations	$12,337	$37,019
Adjustments:
Change in fair value of financial instruments	(5,611)	(16,437)
(Gains) losses on debt extinguishment	537	(19,810)
Capital expenditures, net of direct financing	(362)	(158)
Straight-line rental adjustments	(919)	(26)
Amortization of deferred items and intangible assets	673	(1)
Share-based compensation	259	1,671

Adjusted Funds From Operations	$6,914	$2,258

Weighted-average shares—diluted	110,904,359	75,512,999

Assets Under Management

Assets under management, or AUM, represent the total assets that we own or are managing for third parties. While not all AUM generates fee income, it is an important operating measure to gauge our asset growth, volume of originations, size and scale of our operations and our performance. AUM includes our total investment portfolio and assets associated with unconsolidated CDOs for which we derive asset management fees.

The table below summarizes our AUM as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	AUM at March 31, 2011	AUM at December 31, 2010
Commercial real estate portfolio (1)	$1,986,418	$1,976,815
U.S. TruPS portfolio (2)	1,836,116	1,860,711

Total (3)	$3,822,534	$3,837,526

(1)	As of March 31, 2011 and December 31, 2010, our commercial real estate portfolio was comprised of $1.1 billion of assets collateralizing RAIT I and RAIT II, $867.7 million and $841.5 million, respectively, of investments in real estate and $28.5 million and $30.4 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(2)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I, Taberna VIII, and Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

Results of Operations

Three-Month Period Ended March 31, 2011 Compared to the Three-Month Period Ended March 31, 2010

Revenue

Interest income. Interest income decreased $7.7 million, or 18.8%, to $33.6 million for the three-month period ended March 31, 2011 from $41.3 million for the three-month period ended March 31, 2010. The decrease is primarily attributable to a $213.3 million decline in the unpaid principal balance of our investments in loans due to principal repayments, loan payoffs, and $110.2 million of commercial real estate loans transitioned to owned real estate. In addition, interest income declined due to sales and principal repayments of $40.4 million par amount on our investments in securities from March 31, 2010.

Rental income. Rental income increased $5.2 million to $21.3 million for the three-month period ended March 31, 2011 from $16.1 million for the three-month period ended March 31, 2010. Of this increase, $3.0 million of rental income was generated from six new properties, with direct real estate investments of $102.7 million, acquired or consolidated since March 31, 2010, $0.7 million of the increase is attributable to seven properties acquired or consolidated during the three months ended March 31, 2010 which were present for a full quarter of operations in 2011 and the remaining $1.5 million increase resulted from improved occupancy and rental rates at our owned properties acquired prior to January 1, 2010.

Fee and other income. Fee and other income decreased $5.4 million, or 61.2%, to $3.4 million for the three-month period ended March 31, 2011 from $8.8 million for the three-month period ended March 31, 2010. This decrease was primarily attributable to the reduction of collateral management fee income and restructuring fee income ($2.3 million and $2.5 million, respectively) that resulted from the sale or delegation of our collateral management rights and responsibilities on eight Taberna securitizations during April 2010 and a decline in restructuring activities associated with securities held by these securitizations.

Expenses

Interest expense. Interest expense decreased $2.1 million, or 8.3%, to $23.4 million for the three-month period ended March 31, 2011 from $25.5 million for the three-month period ended March 31, 2010. The decrease is primarily attributable to repurchases of $136.3 million of our 6.875% convertible senior notes since March 31, 2010, net of additional interest cost of $0.5 million associated with a $22.0 million senior secured note issued March 25, 2010.

Real estate operating expense. Real estate operating expense increased $2.1 million to $12.6 million for the three-month period ended March 31, 2011 from $10.5 million for the three-month period ended March 31, 2010. This increase was attributable to $1.7 million from six new properties, with direct real estate investments of $102.7 million, acquired or consolidated since March 31, 2010 and $0.4 million from seven properties acquired or consolidated during the three months ended March 31, 2010 which were present for a full quarter of operations in 2011.

Compensation expense. Compensation expense decreased $1.6 million, or 18.7%, to $6.5 million for the three-month period ended March 31, 2011 from $8.1 million for the three-month period ended March 31, 2010. This decrease was primarily due to a reduction in stock based compensation expense of $1.4 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease was the result of certain stock based awards granted to employees in January 2010 that vested immediately. Similar awards were not made in 2011.

General and administrative expense. General and administrative expense increased $0.1 million, or 1.6%, to $5.0 million for the three-month period ended March 31, 2011 from $4.9 million for the three-month period ended March 31, 2010. The increase is primarily attributable to $0.3 million of acquisition expenses related to our purchase of Independence Realty Trust, Inc., a development stage, non-traded public REIT in January 2011, $0.1 million of bank service and brokerage fees related to our broker-dealer RAIT Securities, LLC, and $0.1 million of rent. These expenses were partially offset by a $0.4 million decrease in professional service fees incurred for consulting, legal and audit services.

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan portfolios. The provision for losses decreased by $15.4 million for the three-month period ended March 31, 2011 to $2.0 million as compared to $17.4 million for the three-month period ended March 31, 2010. The decrease is attributable to the improved performance of our commercial real estate loan portfolio during 2011 as compared to 2010. At March 31, 2011 we had $121.1 million of commercial real estate loans on non-accrual, down from $133.0 million of commercial real estate non-accrual loans as of March 31, 2010. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Depreciation and amortization expense. Depreciation expense increased $0.9 million to $7.1 million for the three-month period ended March 31, 2011 from $6.2 million for the three-month period ended March 31, 2010. This increase was primarily attributable to six new properties, with direct real estate investments of $102.7 million, acquired or consolidated since March 31, 2010. The increase is also driven by seven properties acquired or consolidated during the three months ended March 31, 2010 present for a full quarter during the three months ended March 31, 2011 and increased depreciation of capital expenditures associated with our other owned properties.

Interest and other income (expense)

Gains (Losses) on sale of assets. Gains on sale of assets were $1.4 million during the three-month period ended March 31, 2011. We recorded gains of $1.6 million as a result of the sale of certain bonds held in our consolidated Taberna securitizations, Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd. The gains were partially offset by $0.3 million of losses incurred from the disposition of two loans from our consolidated CRE securitizations.

Losses on extinguishment of debt. Losses on extinguishment of debt during the three-month period ended March 31, 2011 are attributable to the repurchase of $88.0 million in aggregate principal amount of our 6.875% convertible senior notes due April 2027. The notes were repurchased from the market for $86.3 million of cash. As a result of these repurchases, we recorded losses on extinguishment of debt of $0.5 million, including the write-off of associated deferred financing costs and debt discounts.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the three-month periods ended March 31, 2011 and 2010, the fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three-Month Period Ended March 31, 2011	For the Three-Month Period Ended March 31, 2010
Change in fair value of trading securities and security-related receivables	$16,554	$47,745
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(7,031)	(13,493)
Change in fair value of derivatives	(3,912)	(17,815)

Change in fair value of financial instruments	$5,611	$16,437

Discontinued operations. Income from discontinued operations increased $0.3 million to $0.8 million for the three-month period ended March 31, 2011 compared to $0.5 million for the three-month period ended March 31, 2010. The increase is attributable to the timing of properties acquired, sold, or deconsolidated during the respective periods. Included in discontinued operations for the three months ended March 31, 2011 is $0.8 million net income from a property held for sale.

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $39.5 million as of March 31, 2011;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings; and

•	proceeds from future offerings of our common and preferred shares, including our COD sales agreement, SEDA and DRSPP Plan.

Our two commercial real estate securitized financing arrangements, RAIT I and RAIT II, include a revolving credit option that allows us to repay the AAA rated debt tranches totaling $475.0 million as loan repayments occur, and then draw up to the available committed amounts through the fifth anniversary of each financing in November 2011 and June 2012, respectively. At March 31, 2011, these revolvers were fully utilized and had no additional capacity.

Our restricted cash balance was $179.3 million as of March 31, 2011. We have $57.5 million of restricted cash in RAIT I and RAIT II available to invest in qualifying commercial loans as of March 31, 2011, subject to $50.1 million of future funding commitments, leaving $7.4 million available to lend. This $57.5 million of restricted cash is not available to RAIT’s creditors or for other general trust purposes. As of March 31, 2011, $85.0 million of restricted cash was held by Taberna VIII and Taberna IX. This restricted cash reflects early prepayments of principal that cannot be used for any other general trust purposes.

We continue to focus on reducing our leverage and restructuring the terms of our debt. On March 21, 2011, we issued $115.0 million aggregate principal amount of 7.0% Convertible Senior Notes Due 2031, or the 7.0% convertible senior notes, in an underwritten public offering which included the full exercise of the overallotment option. During the three-month period ended March 31, 2011, we repurchased $88.0 million of our 6.875% convertible senior notes which give holders a put right in April 2012, leaving $55.6 million remaining outstanding, prepaid a $16.2 million secured credit facility that was maturing in October 2011 and refinanced a $12.5 million recourse first mortgage on an owned property with non-recourse financing. On April 26, 2011, we prepaid the remaining $15.7 million of our 10% senior secured convertible note. To accomplish these transactions described above, RAIT primarily used the proceeds of its issuance of 7.0% convertible senior notes.

Our 6.875% convertible senior notes are redeemable for cash, at the option of the holder, in April 2012. We expect to acquire, redeem, restructure, refinance or otherwise enter into transactions to satisfy our 6.875% convertible senior notes at or prior to the redemption date through transactions which may include any combination of payments of cash, issuances of our debt and/or equity securities, sales or exchanges of our assets or other methods. These transactions may have material effects on our liquidity and capital structure.

We are currently negotiating the terms of a joint venture with a potential co-investor that would originate conduit commercial real estate loans that would qualify for sale to CMBS securitizations sponsored by third parties. If the joint venture is established, it may be a source of additional liquidity for us. The joint venture may seek to increase its return through outside debt financing, including warehouse financing. We have already initiated efforts using our own resources to originate more of these loans.

Cash Flows

As of March 31, 2011 and 2010, we maintained cash and cash equivalents of approximately $39.5 million and $18.5 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three-Month Periods Ended March 31
	2011	2010
Cash flow from operating activities	$464	$2,549
Cash flow from investing activities	3,038	5,603
Cash flow from financing activities	8,731	(14,646)

Net change in cash and cash equivalents	12,233	(6,494)
Cash and cash equivalents at beginning of period	27,230	25,034

Cash and cash equivalents at end of period	$39,463	$18,540

Our principal source of cash flow historically has been our investing activities. The reduction in cash inflow from our investing activities primarily resulted from $11.3 million in principal repayments on loans during the three-month period ended March 31, 2011 as compared to $18.1 million during the three-month period ended March 31, 2010, a decrease in the proceeds received from the sales of other securities of $4.9 million for the three-month period ended March 31, 2011 as compared to $11.3 million for the three-month period ended March 31, 2010, and a decrease in the proceeds received from the disposition of real estate, as we had no sales for the three-month period ended March 31, 2011, as compared to $5.1 million for the three-month period ended March 31, 2010. These cash inflow activities were partially offset by increases in cash outflows for capital expenditures in our investments in real estate.

Our decreased cash inflow from operating activities is primarily due to the impact of the economic environment on our business operations as accrued interest receivables increased from additional securities being on non-accrual status during the three-month period ended March 31, 2011 as compared to the three-month period ended March 31, 2010. This was partially offset by changes in our business focus to position RAIT for future growth by reductions in our indebtedness thereby decreasing our accrued interest payables and other general decreases in our accounts payable and accrued expenses from cost reductions.

The cash inflow from our financing activities during the three-month period ended March 31, 2011 as compared to the cash outflow during the three-month period ended March 31, 2010 is substantially due to the issuance of $115.0 million principal amount 7.0% convertible senior notes and the repurchase of $88.0 million principal amount 6.875% convertible senior notes. Other events that impacted our cash flows from financing activities was the repayment of one of our credit facilities, increased principal repayments on our CDO notes payables, and increased common share issuances during the three-month period ended March 31, 2011 as compared to the three-month period ended March 31, 2010.

Capitalization

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within CDOs or mortgage securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of March 31, 2011 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (2)	$115,000	$106,815	7.0%	Apr. 2031
6.875% convertible senior notes (1)	55,613	55,569	6.9%	Apr. 2027
Secured credit facilities	20,040	20,040	4.5%	Dec. 2011
Senior secured notes	58,700	58,700	11.8%	Apr. 2014
Loans payable on real estate	7,245	7,245	5.0%	Sept. 2013
Junior subordinated notes, at fair value (3)	38,052	4,422	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	319,750	277,891	7.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,341,750	1,341,750	0.7%	2045 to 2046
CDO notes payable, at fair value (3)(4)(6)	1,134,643	142,633	0.9%	2037 to 2038
Loans payable on real estate	68,343	68,343	5.8%	Jun. 2011 to Mar. 2018

Total non-recourse indebtedness	2,544,736	1,552,726	0.9%

Total indebtedness	$2,864,486	$1,830,617	1.7%

(1)	Our 6.875% convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022.
(2)	Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2016, April 2021, and April 2026.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1.8 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1.3 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of March 31, 2011 was $877.5 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by RAIT or RAIT Partnership. As indicated in the table above, our consolidated financial statements include recourse indebtedness of $277.9 million as of March 31, 2011. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs and other securitization vehicles) and loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the three-month period ended March 31, 2011 is as follows:

Recourse Indebtedness

6.875% convertible senior notes. During the three-month period ended March 31, 2011, we repurchased $88.0 million in aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, or the 6.875% convertible senior notes, for a total cash consideration of $86.3 million. As a result of these transactions, we recorded losses on extinguishment of debt of $0.5 million, net of deferred financing costs and unamortized discounts that were written off.

Our 6.875% convertible senior notes are redeemable, at the option of the holder, in April 2012. We expect to acquire, redeem, refinance or otherwise enter into transactions to satisfy our 6.875% convertible senior notes which may include any combination of payments of cash, issuances of our debt and/or equity securities, sales or exchanges of our assets or other methods.

7.0% convertible senior notes. On March 21, 2011, we issued and sold in a public offering to qualified institutional buyers, $115.0 million aggregate principal amount of our 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes. After deducting the underwriting discount and the estimated offering costs, we received approximately $109.0 million of net proceeds. Interest on the 7.0% convertible senior notes is paid semi-annually and the 7.0% convertible senior notes mature on April 1, 2031.

Prior to April 5, 2016, the 7.0% convertible senior notes are not redeemable at RAIT’s option, except to preserve RAIT’s status as a REIT. On or after April 5, 2016, RAIT may redeem all or a portion of the 7.0% convertible senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 7.0% convertible senior notes may require RAIT to repurchase all or a portion of the 7.0% convertible senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest on April 1, 2016, April 1, 2021, and April 1, 2026, or upon the occurrence of certain defined fundamental changes.

The 7.0% convertible senior notes are convertible at the option of the holder at an initial conversion rate of 390.1677 common shares per $1.0 million principal amount of 7.0% convertible senior notes (equivalent to an initial conversion price of $2.563 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. The initial conversion rate is subject to adjustment in certain circumstances. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

According to FASB ASC Topic 470, “Debt”, we recorded a discount on our issued and outstanding 7.0% convertible senior notes of $8.2 million. This discount reflects the fair value of the embedded conversion option within the 7.0% convertible senior notes and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in the indenture relating to the 7.0% convertible senior notes agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the 7.0% convertible senior notes were issued. The discount will be amortized to interest expense through April 1, 2016, the date at which holders of our 7.0% convertible senior notes could require repayment.

Secured credit facility. During the three-month period ending March 31, 2011, we prepaid a $16.2 million secured credit facility that was maturing in October 2011. As of March 31, 2011, we have borrowed an aggregate amount of $20.0 million under one secured credit facility, which is payable in December 2011 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

Senior secured convertible note. During the three-month period ended March 31, 2011, the holder of the senior secured convertible note converted $5.3 million principal amount of the senior secured convertible note into 1,500,000 common shares. On April 26, 2011, we prepaid the remaining $15.7 million principal amount of the 10.0% senior secured convertible note issued March 25, 2010.

Loans payable on real estate. During the three-month period ended March 31, 2011 we refinanced a first mortgage of $12.5 million principal amount with a fixed rate of 5.8%, due in April 2012 that was associated with one of our owned real estate properties through non-recourse financing provided by a consolidated securitization.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of March 31, 2011.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the three-month period ended

March 31, 2011, $12.5 million of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Loans payable on real estate. During the three-month period ended March 31, 2011, we obtained a first mortgage on one of our owned properties from the Federal National Mortgage Association. The new first mortgage has a principal balance of $13.4 million, a 7 year term, and a 5.12% interest rate.

Preferred Shares

On January 25, 2011, our board of trustees declared a first quarter 2011 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on March 31, 2011 to holders of record on March 1, 2011 and totaled $3.4 million.

Common Shares

Dividends:

On January 10, 2011, the board of trustees declared a $0.03 dividend on our common shares to holders of record as of January 21, 2011. The dividend was paid on January 31, 2011 and totaled $3.2 million.

Share Repurchases:

On January 25, 2011, the compensation committee approved a cash payment to the board’s eight non-management trustees intended to constitute a portion of their respective 2011 annual non-management trustee compensation. The cash payment was subject to terms and conditions set forth in a letter agreement, or the letter agreement, between each of the non-management trustees and RAIT. The terms and conditions included a requirement that each trustee use a portion of the cash payment to purchase RAIT’s common shares in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The aggregate amount required to be used by all of the non-management trustees to purchase common shares is $0.2 million and was used to purchase 56,693 common shares, in the aggregate, in February 2011.

Equity Compensation:

During the three-months ended March 31, 2011, 1,019,162 phantom unit awards were redeemed for common shares. These phantom units were fully vested at the time of redemption.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance 18,787,635 common shares. During the three-month period ended March 31, 2011, we issued a total of 25,569 common shares pursuant to the DRSPP at a weighted-average price of $2.75 per share and we received $0.1 million of net proceeds. As of March 31, 2011, 11,672,065 common shares, in aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement:

On August 6, 2010, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 17,500,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. For the three-month period ended March 31, 2011, 5,750,000 common shares were issued pursuant to this arrangement at a weighted average price of $3.20 and we received $18.2 million of proceeds. As of March 31, 2011, 2,696,589 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Off-Balance Sheet Arrangements and Commitments

Not applicable.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a discussion of our critical accounting policies. On January 1, 2011 we adopted several new accounting pronouncements and revised our accounting policies as described below. See Note 2 in our unaudited consolidated financial statements as of March 31, 2011, as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

Recent Accounting Pronouncements

On January 1, 2010, we adopted Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This accounting standard requires new disclosures for significant transfers in and out of Level 1 and 2 fair value measurements and describes the reasons for the transfer. This accounting standard also updates existing disclosures by providing fair value measurement disclosures for each class of assets and liabilities and provides disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. For Level 3 fair value measurements new disclosures will require entities to present information separately for purchases, sales, issuances, and settlements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material effect on our consolidated financial.

On January 1, 2011, we adopted ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This accounting standard requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This accounting standard also expands the supplemental pro forma disclosures under FASB ASU Topic 805, “Business Combinations” to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of this standard did not have a material effect on our consolidated financial statements.

In April 2011, the FASB issued accounting standards classified under FASB ASC Topic 310, “Receivables”. This accounting standard amends existing guidance to provide additional guidance on the determination of whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. This standard is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

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

There have been no material changes in Quantitative and Qualitative disclosures during the three-months ended March 31, 2011 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2010. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Riverside National Bank of Florida Litigation

On August 6, 2009, Riverside National Bank of Florida commenced a lawsuit which named as defendants the three major credit rating agencies, various CDO sellers and collateral managers, including our subsidiary, Taberna Capital Management, LLC. The suit was filed in the Supreme Court of the State of New York, Kings County, and subsequently discontinued without prejudice and refiled in New York County on November 13, 2009. On April 16, 2010, the Office of the Comptroller of the Currency closed Riverside and named the Federal Deposit Insurance Corporation as receiver and thus as successor-in-interest to Riverside as plaintiff in the action, and the defendants subsequently removed the case to the United States District Court for the Southern District of New York. On April 22, 2011, following a series of stays requested by the FDIC, the FDIC voluntarily dismissed the action without prejudice. The claims asserted in this action were described in RAIT’s annual report on Form 10-K for the year ended December 31, 2010. RAIT believes that the FDIC plans to file a new lawsuit pursuing the same or substantially similar claims against an expanded list of defendants. If the FDIC files such a lawsuit, an adverse resolution of the litigation could have a material adverse effect on our financial condition and results of operations.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/2011 to 01/31/2011	—		—		—		—
02/01/2011 to 02/28/2011	—		—		—		—
03/01/2011 to 03/31/2011	56,693	(1)	$3.6388	(2)	56,693	(1)	—
Total	56,693	(1)	$3.6388	(2)	56,693	(1)(3)	(1	)(3)

(1)	On January 25, 2011, the compensation committee of the board of trustees of RAIT approved a cash payment to its seven non-management trustees intended to constitute a portion of their respective 2011 annual non-management trustee compensation. RAIT’s non-management trustees were Edward S. Brown, Frank A. Farnesi, S. Kristin Kim, Arthur Makadon, Daniel Promislo, John F. Quigley III and Murray Stempel, III. The cash payment was subject to terms and conditions set forth in a letter agreement between each of the non-management trustees and RAIT. The terms and conditions included a requirement that each trustee use a portion of the cash payment to purchase RAIT’s common shares of beneficial interest, or common shares, in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 under the Exchange Act. The aggregate amount required to be used by all of the non-management trustees to purchase common shares was $210,000. RAIT filed a current report on Form 8-K with the SEC disclosing these letter agreements on January 28, 2011. This entire amount was used by the trustees to make purchases in open-market transactions of common shares on February 16, 2011, which we refer to as the trustee purchases, and no further purchases are required. With respect to these purchases, the trustees may be deemed to be affiliated purchasers and so the trustee purchases are reported in this table. While the compensation committee reserves the right to require purchases of RAIT’s equity securities as a condition of receiving cash payments as compensation in the future, no such payments are currently outstanding.
(2)	The price reported is the weighted average price of the trustee purchases. These shares were purchased in multiple transactions at prices ranging from $3.63 to $3.65, inclusive.
(3)	On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75.0 million of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions. We have not repurchased any common shares under this plan as of March 31, 2011. This share purchase plan was first disclosed in our quarterly report on Form 10-Q for the period ended June 30, 2007 filed with the SEC on August 8, 2007 and does not have an expiration date.

Item 6.	Exhibits

(a)	Exhibits

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

RAIT FINANCIAL TRUST (Registrant)

Date: May 5, 2011	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chief Executive Officer and President
(On behalf of the registrant and as its Principal Executive Officer)

Date: May 5, 2011	By:	/s/ Jack E. Salmon
Jack E. Salmon, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer)

Date: May 5, 2011	By:	/s/ James J. Sebra
James J. Sebra, Senior Vice President and Chief Accounting Officer
(On behalf of the registrant and as its Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (6)

3.1.6	Certificate of Correction to the Series A Articles Supplementary. (6)

3.1.7	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

3.1.8	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.2	By-laws. (9)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (5)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (7)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust, as issuer, or RAIT, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (11)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (11)

4.7	Base Indenture dated as of March 21, 2011 between RAIT Financial Trust, as issuer, and Wells Fargo Bank, National Association., as trustee. (12)

4.8	Supplemental Indenture dated as of March 21, 2011 between RAIT Financial Trust, as issuer, and Wells Fargo Bank, National Association., as trustee. (12)

10.1	Form of Letter Agreement between RAIT and each of its Non-Management Trustees dated as of January 25, 2011. (13)

15.1	Awareness Letter from Independent Accountants.

31.1	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 28, 2011 (File No. 1-14760).