Form 10-Q
period 2011-06-30
RAIT Financial Trust
filed 2011-08-05
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

A total of 38,425,188 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of August 3, 2011.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of June 30, 2011	As of December 31, 2010
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,165,163	$1,219,110
Allowance for losses	(57,866)	(69,691)

Total investments in mortgages and loans	1,107,297	1,149,419
Investments in real estate	861,810	841,488
Investments in securities and security-related receivables, at fair value	717,975	705,451
Cash and cash equivalents	24,639	27,230
Restricted cash	188,688	176,723
Accrued interest receivable	39,582	37,138
Other assets	42,362	32,840
Deferred financing costs, net of accumulated amortization of $11,154 and $9,943, respectively	22,430	19,954
Intangible assets, net of accumulated amortization of $2,057 and $1,777, respectively	2,909	3,189

Total assets	$3,007,692	$2,993,432

Liabilities and Equity
Indebtedness (including $145,041 and $152,494 at fair value, respectively)	$1,816,225	$1,838,177
Accrued interest payable	21,715	19,925
Accounts payable and accrued expenses	24,620	25,089
Derivative liabilities	177,353	184,878
Deferred taxes, borrowers’ escrows and other liabilities	25,304	6,833

Total liabilities	2,065,217	2,074,902
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	16
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 38,197,648 and 35,300,190 issued and outstanding	1,149	1,060
Additional paid in capital	1,722,797	1,691,681
Accumulated other comprehensive income (loss)	(118,485)	(127,602)
Retained earnings (deficit)	(666,952)	(647,110)

Total shareholders’ equity	938,576	918,096
Noncontrolling interests	3,899	434

Total equity	942,475	918,530

Total liabilities and equity	$3,007,692	$2,993,432

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2011	2010	2011	2010
Revenue:
Interest income	$34,483	$39,173	$68,041	$80,503
Rental income	22,138	17,685	43,428	33,760
Fee and other income	2,242	3,512	5,673	12,351

Total revenue	58,863	60,370	117,142	126,614
Expenses:
Interest expense	22,328	24,662	45,695	50,132
Real estate operating expense	13,791	13,399	26,408	23,921
Compensation expense	5,737	6,886	12,281	14,938
General and administrative expense	4,431	5,367	9,399	10,257
Provision for losses	950	7,644	2,900	24,994
Depreciation and amortization expense	7,249	7,013	14,368	13,196

Total expenses	54,486	64,971	111,051	137,438

Operating Income	4,377	(4,601)	6,091	(10,824)
Interest and other income (expense)	67	277	150	359
Gains (losses) on sale of assets	564	7,692	1,979	11,616
Gains (losses) on extinguishment of debt	3,706	17,202	3,169	37,012
Change in fair value of financial instruments	(25,727)	4,446	(20,116)	20,883

Income (loss) before taxes and discontinued operations	(17,013)	25,016	(8,727)	59,046
Income tax benefit (provision)	256	(96)	310	(143)

Income (loss) from continuing operations	(16,757)	24,920	(8,417)	58,903
Income (loss) from discontinued operations	6	456	797	926

Net income (loss)	(16,751)	25,376	(7,620)	59,829
(Income) loss allocated to preferred shares	(3,414)	(3,415)	(6,828)	(6,821)
(Income) loss allocated to noncontrolling interests	67	358	117	593

Net income (loss) allocable to common shares	$(20,098)	$22,319	$(14,331)	$53,601

Earnings (loss) per share—Basic:
Continuing operations	$(0.53)	$0.81	$(0.40)	$2.03
Discontinued operations	0.00	0.02	0.02	0.04

Total earnings (loss) per share—Basic	$(0.53)	$0.83	$(0.38)	$2.07

Weighted-average shares outstanding—Basic	38,055,234	26,780,234	37,340,755	25,887,140

Earnings (loss) per share—Diluted:
Continuing operations	$(0.53)	$0.79	$(0.40)	$2.00
Discontinued operations	0.00	0.02	0.02	0.04

Total earnings (loss) per share—Diluted	$(0.53)	$0.81	$(0.38)	$2.04

Weighted-average shares outstanding—Diluted	38,055,234	27,420,302	37,340,755	26,261,594

Distributions declared per common share	$0.06	$0.00	$0.15	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2011	2010	2011	2010
Net income (loss)	$(16,751)	$25,376	$(7,620)	$59,829
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(15,246)	(27,473)	(13,194)	(42,703)
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income (loss)	(8)	(51)	(8)	(38)
Realized (gains) losses on interest rate hedges reclassified to earnings	11,247	11,546	22,136	23,271
Change in fair value of available-for-sale securities	36	(841)	183	(4,975)

Total other comprehensive income (loss)	(3,971)	(16,819)	9,117	(24,445)

Comprehensive income (loss) before allocation to noncontrolling interests	(20,722)	8,557	1,497	35,384
Allocation to noncontrolling interests	67	358	117	593

Comprehensive income (loss)	$(20,655)	$8,915	$1,614	$35,977

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six-Month Periods Ended June 30
	2011	2010
Operating activities:
Net income (loss)	$(7,620)	$59,829
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	2,900	24,994
Share-based compensation expense	317	2,292
Depreciation and amortization	14,368	14,421
Amortization of deferred financing costs and debt discounts	2,191	1,191
Accretion of discounts on investments	(1,276)	(2,732)
(Gains) losses on sales of assets	(1,979)	(11,882)
(Gains) losses on extinguishment of debt	(3,169)	(37,012)
Change in fair value of financial instruments	20,116	(20,883)
Unrealized gains (losses) on interest rate hedges	(8)	(38)
Equity in (income) loss of equity method investments	0	(4)
Unrealized foreign currency (gains) losses on investments	0	(189)
Changes in assets and liabilities:
Accrued interest receivable	(2,736)	1,554
Other assets	(7,724)	1,947
Accrued interest payable	(20,965)	(20,363)
Accounts payable and accrued expenses	264	(4,645)
Deferred taxes, borrowers’ escrows and other liabilities	5,283	(5,641)

Cash flow from operating activities	(38)	2,839
Investing activities:
Proceeds from sales of other securities	9,985	14,626
Purchase and origination of loans for investment	(57,553)	(17,574)
Principal repayments on loans	50,814	22,465
Investments in real estate	(24,808)	(9,161)
Proceeds from dispositions of real estate	65,750	5,124
Acquisition of Independence Realty Trust, Inc. and associated entities	(2,578)	0
Proceeds from sale of collateral management rights	0	14,106
(Increase) Decrease in restricted cash	(31,310)	4,438

Cash flow from investing activities	10,300	34,024
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(29,719)	(11,599)
Proceeds from loans payable on real estate	37,400	0
Repayments and repurchase of CDO notes payable	(20,913)	(8,172)
Proceeds from issuance of 7.0% convertible senior notes	115,000	0
Repayments and repurchase of 6.875% convertible senior notes	(119,320)	(10,512)
Issuance (acquisition) of noncontrolling interests	3,582	(46)
Payments for deferred costs	(6,710)	(187)
Common share issuance, net of costs incurred	17,874	4,384
Distributions paid to preferred shares	(6,828)	(6,821)
Distributions paid to common shares	(3,219)	0

Cash flow from financing activities	(12,853)	(32,953)

Net change in cash and cash equivalents	(2,591)	3,910
Cash and cash equivalents at the beginning of the period	27,230	25,034

Cash and cash equivalents at the end of the period	$24,639	$28,944

Supplemental cash flow information:
Cash paid for interest	$18,624	$23,084
Cash paid (refunds received) for taxes	51	(1,781)
Non-cash increase in investments in real estate from the conversion of loans	78,300	52,687
Non-cash decrease in indebtedness from conversion to shares or debt extinguishments	(5,788)	(24,530)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2011

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

During the three-month periods ended June 30, 2011 and 2010, we received $1,302 and $1,432, respectively, of earned asset management fees associated with consolidated CDOs, of which we eliminated $924 and $967, respectively, of management fee income.

During the six-month periods ended June 30, 2011 and 2010, we received $2,600 and $5,104, respectively, of earned asset management fees associated with consolidated CDOs, of which we eliminated $1,883 and $1,983, respectively, of management fee income.

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

k. Recent Accounting Pronouncements

On January 1, 2010, we adopted Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This accounting standard requires new disclosures for significant transfers in and out of Level 1 and 2 fair value measurements and a description of the reasons for the transfer. This accounting standard also updates existing disclosures by providing fair value measurement disclosures for each class of assets and liabilities and provides disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. For Level 3 fair value measurements, new disclosures will require entities to present information separately for purchases, sales, issuances, and settlements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material effect on our consolidated financial.

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

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of June 30, 2011:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$689,624	$(4,021)	$685,603	42	6.7%	Aug. 2011 to May 2021
Mezzanine loans	358,797	(5,292)	353,505	99	9.2%	Aug. 2011 to Nov. 2038
Preferred equity interests	74,477	(1,148)	73,329	22	10.3%	Nov. 2011 to Aug. 2025

Total CRE Loans	1,122,898	(10,461)	1,112,437	163	7.7%
Other loans	54,842	(707)	54,135	4	6.4%	Aug. 2011 to Oct. 2016

Total Loans	$1,177,740	$(11,168)	$1,166,572	167	7.7%

Deferred fees	(1,409)	0	(1,409)

Total investments in loans	$1,176,331	$(11,168)	$1,165,163

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.

In July 2011, we negotiated an agreement to sell $60.9 million in principal amount commercial mortgages to a CMBS securitization. We expect the sale to close during the three month period ended September 30, 2011.

During the six-month periods ended June 30, 2011 and 2010, we completed the conversion of three and five commercial real estate loans with a carrying value of $85,388 and $64,048 to real estate owned properties. During the six-month periods ended June 30, 2011 and 2010, we charged off $7,088 and $11,361, respectively, related to the conversion of commercial real estate loans to owned properties. See Note 5.

The following table summarizes the delinquency statistics of our commercial real estate loans as of June 30, 2011 and December 31, 2010:

Delinquency Status	As of June 30, 2011	As of December 31, 2010
30 to 59 days	$1,230	$27,978
60 to 89 days	0	0
90 days or more	52,434	55,450
In foreclosure or bankruptcy proceedings	41,084	46,578

Total	$94,748	$130,006

As of June 30, 2011 and December 31, 2010, approximately $94,117 and $122,306, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 9.7% and 8.8%, respectively. As of June 30, 2011 and December 31, 2010, approximately $19,500 and $20,908 of other loans were on non-accrual status and had a weighted-average interest rate of 7.2%.

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans, and other loans for the three-month periods ended June 30, 2011 and 2010:

	For the Three-Month Period Ended June 30, 2011	For the Three-Month Period Ended June 30, 2010
Beginning balance	$66,769	$76,823
Provision	950	7,644
Charge-offs, net of recoveries	(9,853)	(5,795)

Ending balance	$57,866	$78,672

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans, and other loans for the six-month periods ended June 30, 2011 and 2010:

	For the Six-Month Period Ended June 30, 2011	For the Six-Month Period Ended June 30, 2010
Beginning balance	$69,691	$86,609
Provision	2,900	24,994
Charge-offs, net of recoveries	(14,725)	(32,931)

Ending balance	$57,866	$78,672

As of June 30, 2011 and December 31, 2010, we identified 22 and 27 commercial mortgages, mezzanine loans and other loans with unpaid principal balances of $115,857 and $157,746 as impaired.

The average unpaid principal balance of total impaired loans was $130,062 and $184,925 during the three-month periods ended June 30, 2011 and 2010 and $139,290 and $180,654 during the six-month periods ended June 30, 2011 and 2010. We recorded interest income from impaired loans of $18 and $1,178 for the three-month periods ended June 30, 2011 and 2010 and $524 and $2,492 for the six-month periods ended June 30, 2011 and 2010.

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of June 30, 2011:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS	$690,501	$(222,129)	$468,372	4.8%	23.3
Other securities	10,000	(10,000)	0	4.8%	41.4

Total trading securities	700,501	(232,129)	468,372	4.8%	23.5
Available-for-sale securities	3,600	(3,598)	2	2.1%	31.4
Security-related receivables
TruPS receivables	111,199	(28,310)	82,889	6.9%	11.5
Unsecured REIT note receivables	61,000	4,323	65,323	6.6%	6.2
CMBS receivables (2)	153,868	(75,891)	77,977	5.7%	32.5
Other securities	75,767	(52,355)	23,412	3.3%	30.7

Total security-related receivables	401,834	(152,233)	249,601	5.7%	22.3

Total investments in securities	$1,105,935	$(387,960)	$717,975	5.1%	23.2

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $22,142 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $45,297 that are rated “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $8,647 that are rated “CCC” by Standard & Poor’s and securities with a fair value totaling $1,891 that are rated “D” by Standard & Poor’s.

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

The following table summarizes the non-accrual status of our investments in securities:

	As of June 30, 2011			As of December 31, 2010
	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$128,682	3.9%	$2,935	$133,682	4.1%	$5,581
Other securities	32,335	3.2%	2	42,754	2.8%	976
CMBS receivables	24,408	5.9%	5,393	29,204	5.9%	975

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of June 30, 2011 and December 31, 2010, investment in securities of $801,700 and $806,700, respectively, in principal amount of TruPS and subordinated debentures, and $214,868 and $219,868, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	As of June 30, 2011		As of December 31, 2010
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family real estate properties	$590,280	33	$602,183	33
Office real estate properties	247,413	10	219,567	9
Retail real estate properties	48,243	2	41,838	2
Parcels of land	22,208	3	22,208	3

Subtotal	908,144	48	885,796	47
Plus: Escrows and reserves	9,894		2,296
Less: Accumulated depreciation and amortization	(56,228)		(46,604)

Investments in real estate	$861,810		$841,488

As of June 30, 2011, our investments in real estate of $908,144 are financed through $99,305 of mortgages held by third parties and $767,598 of mortgages held by our consolidated securitizations. Together, along with commercial real estate loans held by these securitizations, these mortgages serve as collateral for the CDO notes payable issued by our consolidated securitizations. All intercompany balances and interest charges are eliminated in consolidation.

Acquisitions:

During the six-month period ended June 30, 2011, we converted three loans with a carrying value of $85,388, relating to one office property and two multi-family properties, to owned real estate. Upon conversion, we recorded the investment in real estate acquired including any related working capital at fair value of $78,167.

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the three properties acquired during the six-month period ended June 30, 2011, on the respective date of each conversion, for the real estate accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$78,300
Cash and cash equivalents	402
Restricted cash	582
Other assets	137

Total assets acquired	79,421

Description	Estimated Fair Value
Liabilities assumed:
Accounts payable and accrued expenses	775
Other liabilities	479

Total liabilities assumed	1,254

Estimated fair value of net assets acquired	$78,167

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective conversion date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans	$78,300
Other considerations	(133)

Total fair value of consideration transferred	$78,167

During the six-month period ended June 30, 2011, these investments contributed revenue of $1,620 and a net income allocable to common shares of $751. During the six-month period ended June 30, 2011, we did not incur any third-party acquisition-related costs.

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

Description	For the Six-Month Period Ended June 30, 2011	For the Six-Month Period Ended June 30, 2010
Total revenue, as reported	$117,142	$126,614
Pro forma revenue	119,922	130,960
Net income (loss) allocable to common shares, as reported	(14,331)	53,601
Pro forma net income (loss) allocable to common shares	(13,536)	54,741

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

Dispositions:

During the six-month period ended June 30, 2011, we sold two multi-family properties for a total purchase price of $67,550. We recorded losses on the sale of these assets of $168.

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of June 30, 2011:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$107,064	7.0%	Apr. 2031
6.875% convertible senior notes (2)	38,813	38,943	6.9%	Apr. 2027
Secured credit facilities	19,745	19,745	4.5%	Dec. 2011
Senior secured notes	43,000	43,000	12.5%	Apr. 2014
Loans payable on real estate	7,183	7,183	5.0%	Sept. 2013
Junior subordinated notes, at fair value (3)	38,052	4,422	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	286,893	245,457	7.4%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,337,987	1,337,987	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(4)(6)	1,134,643	140,619	0.9%	2037 to 2038
Loans payable on real estate	92,144	92,162	5.9%	Sept. 2011 to Mar. 2018

Total non-recourse indebtedness	2,564,774	1,570,768	0.9%

Total indebtedness	$2,851,667	$1,816,225	1.6%

(1)	Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 6.875% convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1,774,581 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1,279,735 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of June 30, 2011 was $875,526. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by us. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs and other securitization vehicles) and loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the six-month period ended June 30, 2011 is as follows:

Recourse Indebtedness

6.875% convertible senior notes. During the six-month period ended June 30, 2011, we repurchased $104,800 in aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, or the 6.875% convertible senior notes, for an aggregate purchase price of $103,213. As a result of these transactions, we recorded losses on extinguishment of debt of $1,033, net of deferred financing costs and unamortized discounts that were written off.

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

The 7.0% convertible senior notes are convertible at the option of the holder at an initial conversion rate of 130.0559 common shares per $1,000 principal amount of 7.0% convertible senior notes (equivalent to an initial conversion price of $7.69 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. The initial conversion rate is subject to adjustment in certain circumstances. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

Secured credit facility. During the six-month period ending June 30, 2011, we prepaid a $16,160 secured credit facility due to mature in October 2011.

As of June 30, 2011, we have $19,745 outstanding under our remaining secured credit facility, which is payable in December 2011 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

Senior secured notes. During the six-month period ended June 30, 2011, the holder of the 10.0% senior secured convertible note, or the 10.0% senior note, converted $5,250 principal amount of the 10.0% senior note into 1,500,000 common shares. On April 26, 2011, we prepaid the remaining $15,700 principal amount of the 10.0% senior note.

Loans payable on real estate. During the six-month period ended June 30, 2011 we refinanced recourse financing consisting of a first mortgage of $12,500 principal amount with a fixed rate of 5.8%, due in April 2012, that was associated with one of our owned real estate properties with non-recourse financing provided by a consolidated securitization.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of June 30, 2011.

During the six-month period ended June 30, 2011, we repurchased, from the market, a total of $6,700 in aggregate principal amount of CDO notes payable issued by our RAIT II CDO securitization. The aggregate purchase price was $2,499 and we recorded a gain on extinguishment of debt of $4,202, net of deferred financing costs that were written off.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the six-month period ended June 30, 2011, $21,315 of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Loans payable on real estate. During the six-month period ended June 30, 2011, we obtained a first mortgage on an investment in real estate from the Federal National Mortgage Association that has a principal balance of $13,400, 7 year term, and a 5.12% interest rate and a first mortgage on an investment in real estate from Bank of America that has a principal balance of $24,000, 10 year term, and a 6.09% interest rate.

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of June 30, 2011, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011		As of December 31, 2010
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$1,751,563	$(177,353)	$1,786,698	$(184,878)
Interest rate caps	36,000	1,189	36,000	1,496

Net fair value	$1,787,563	$(176,164)	$1,822,698	$(183,382)

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $11,247 and $11,546 to earnings for the three-month periods ended June 30, 2011 and 2010 and $22,136 and $23,271 for the six-month periods ended June 30, 2011 and 2010. For interest rate swaps that are considered ineffective hedges, we reclassified unrealized gains of $51 to earnings for the three-month period ended June 30, 2010 and $38 for the six-month period ended June 30, 2010.

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. As of June 30, 2011, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $967,276 and had a liability balance with a fair value of $88,913. See Note 8: “Fair Value of Financial Instruments” for the changes in value of these hedges during the three-month and six-month periods ended June 30, 2011 and 2010. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

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

The following table summarizes the carrying amount and the fair value of our financial instruments as of June 30, 2011:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,165,163	$1,101,176
Investments in securities and security-related receivables	717,975	717,975
Cash and cash equivalents	24,639	24,639
Restricted cash	188,688	188,688
Derivative assets	1,189	1,189
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	107,088	118,828
6.875% convertible senior notes	38,943	38,896
Secured credit facilities	19,745	19,745
Senior secured notes	43,000	43,000
Junior subordinated notes, at fair value	4,422	4,422
Junior subordinated notes, at amortized cost	25,100	2,917
Loans payable on real estate	7,155	7,155
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,337,987	791,375
CDO notes payable, at fair value	140,619	140,619
Loans payable on real estate	92,166	92,166
Derivative liabilities	177,353	177,353

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) ) (a)	Balance as of June 30, 2011
Trading securities
TruPS	$0	$0	$468,372	$468,372
Other securities	0	0	0	0
Available-for-sale securities	0	2	0	2
Security-related receivables
TruPS receivables	0	0	82,889	82,889
Unsecured REIT note receivables	0	65,323	0	65,323
CMBS receivables	0	77,977	0	77,977
Other securities	0	23,412	0	23,412
Derivative assets	0	1,189	0	1,189

Total assets	$0	$167,903	$551,261	$719,164

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) ) (a)	Balance as of June 30, 2011
Junior subordinated notes, at fair value	$0	$0	$4,422	$4,422
CDO notes payable, at fair value	0	0	140,619	140,619
Derivative liabilities	0	87,251	90,102	177,353

Total liabilities	$0	$87,251	$235,143	$322,394

(a)	During the six-month period ended June 30, 2011, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the six-month period ended June 30, 2011:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2010	$454,473	$83,087	$537,560
Change in fair value of financial instruments	18,899	(198)	18,701
Purchases	0	0	0
Sales	(5,000)	0	(5,000)

Balance, as of June 30, 2011	$468,372	$82,889	$551,261

Liabilities	Derivative Liabilities	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2010	$87,632	$148,072	$4,422	$240,126
Change in fair value of financial instruments	2,470	13,862	0	16,332
Purchases	0	0	0	0
Sales	0	0	0	0
Principal repayments	0	(21,315)	0	(21,315)

Balance, as of June 30, 2011	$90,102	$140,619	$4,422	$235,143

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
Description	2011	2010	2011	2010
Change in fair value of trading securities and security-related receivables	$2,081	$35,256	$18,635	$82,998
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(6,831)	5,046	(13,862)	(8,445)
Change in fair value of derivatives	(20,977)	(35,856)	(24,889)	(53,670)

Change in fair value of financial instruments	$(25,727)	$4,446	$(20,116)	$20,883

The changes in the fair value for the investment in securities, CDO notes payable and other liabilities for which the fair value option was elected for the three-month and six-month periods ended June 30, 2011 and 2010 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of derivatives for which the fair value option was elected for the three-month and six-month periods ended June 30, 2011 and 2010 was mainly due to changes in interest rates.

NOTE 9: VARIABLE INTEREST ENTITIES

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date. As of June 30, 2011 our consolidated VIEs were: Taberna Preferred Funding VIII, Ltd., Taberna Preferred Funding IX, Ltd, RAIT CRE CDO I, Ltd., RAIT Preferred Funding II, Ltd., Willow Grove and Cherry Hill.

	As of June 30, 2011	As of December 31, 2010

Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,901,133	$1,913,089
Allowance for losses	(15,526)	(15,526)

Total investments in mortgages and loans	1,885,607	1,897,563
Investments in real estate	21,065	21,054
Investments in securities and security-related receivables, at fair value	717,983	705,455
Cash and cash equivalents	206	73
Restricted cash	153,157	151,045
Accrued interest receivable	53,560	55,105
Deferred financing costs, net of accumulated amortization of $0 and $8,608, respectively	16,829	17,999

Total assets	$2,848,407	$2,848,294

Liabilities and Equity
Indebtedness (including $140,619 and $148,072 at fair value, respectively)	$1,699,670	$1,707,352
Accrued interest payable	41,813	34,745
Accounts payable and accrued expenses	1,591	1,450
Derivative liabilities	174,880	184,878
Deferred taxes, borrowers’ escrows and other liabilities	5,279	3,814

Total liabilities	1,923,233	1,932,239
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(114,382)	(123,316)
RAIT Investment	70,356	103,862
Retained earnings	969,200	935,509

Total shareholders’ equity	925,174	916,055

Total liabilities and equity	$2,848,407	$2,848,294

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

NOTE 10: EQUITY

Preferred Shares

On January 25, 2011, our board of trustees declared a first quarter 2011 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on March 31, 2011 to holders of record on March 1, 2011 and totaled $3,414.

On May 17, 2011, our board of trustees declared a second quarter 2011 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on June 30, 2011 to holders of record on June 1, 2011 and totaled $3,414.

On July 26, 2011, our board of trustees declared a third quarter 2011 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on September 30, 2011 to holders of record on September 1, 2011.

Common Shares

Dividends:

On January 10, 2011, the board of trustees declared a $0.09 dividend on our common shares to holders of record as of January 21, 2011. The dividend was paid on January 31, 2011 and totaled $3,204.

On May 17, 2011, the board of trustees declared a $0.06 dividend on our common shares to holders of record as of July 8, 2011. The dividend was paid on July 29, 2011 and totaled $2,293 and is included in other liabilities in the accompanying consolidated balance sheet.

Reverse Stock Split:

On May 17, 2011, the board of trustees authorized a 1-for-3 reverse stock split of our common shares of beneficial interest that became effective on June 30, 2011, or the effective time. At the effective time, every three common shares issued and outstanding were automatically combined into one issued and outstanding new common share. The par value of new common shares changed to $0.03 per share after the reverse stock split from the par value of common shares prior to the reverse stock split of $0.01 per share. The reverse stock split reduced the number of common shares outstanding but did not change the number of authorized common shares. The reverse stock split did not affect our preferred shares of beneficial interest. All references in the accompanying financial statements to the number of common shares and earnings per share data for all periods presented have been adjusted to reflect the reverse stock split.

Share Repurchases:

On January 25, 2011, the compensation committee of our board of trustees approved a cash payment to the board’s eight non-management trustees intended to constitute a portion of their respective 2011 annual non-management trustee compensation. The cash payment was subject to terms and conditions set forth in a letter agreement, or the letter agreement, between each of the non-management trustees and RAIT. The terms and conditions included a requirement that each trustee use a portion of the cash payment to purchase RAIT’s common shares in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The aggregate amount required to be used by all of the non-management trustees to purchase common shares was $210 and was used to purchase 18,898 common shares, in the aggregate, in February 2011.

Equity Compensation:

During the six-months ended June 30, 2011, 340,649 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance 6,262,545 common shares. During the six-month period ended June 30, 2011, we issued a total of 15,111 common shares pursuant to the DRSPP at a weighted-average price of $7.45 per share and we received $113 of net proceeds. As of June 30, 2011, 3,884,102 common shares, in aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement:

On August 6, 2010, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 5,833,333 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. For the six-month period ended June 30, 2011, 2,079,210 common shares were issued pursuant to this arrangement at a weighted average price of $9.43 and we received $19,257 of proceeds. From July 1, 2011 through August 3, 2011, 266,234 common shares were issued pursuant to this arrangement at a weighted average price of $6.73 and we received $1,777 of proceeds. After reflecting the common shares issued through August 3, 2011, 470,084 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2011 and 2010:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2011	2010	2011	2010
Income (loss) from continuing operations	$(16,757)	$24,920	$(8,417)	$58,903
(Income) loss allocated to preferred shares	(3,414)	(3,415)	(6,828)	(6,821)
(Income) loss allocated to noncontrolling interests	67	358	117	593

Income (loss) from continuing operations allocable to common shares	(20,104)	21,863	(15,128)	52,675
Income (loss) from discontinued operations	6	456	797	926

Net income (loss) allocable to common shares	$(20,098)	$22,319	$(14,331)	$53,601

Weighted-average shares outstanding—Basic	38,055,234	26,780,234	37,340,755	25,887,140
Dilutive securities under the treasury stock method	0	640,068	0	374,454

Weighted-average shares outstanding—Diluted	38,055,234	27,420,302	37,340,755	26,261,594

Earnings (loss) per share—Basic:
Continuing operations	$(0.53)	$0.81	$(0.40)	$2.03
Discontinued operations	0.00	0.02	0.02	0.04

Total earnings (loss) per share—Basic	$(0.53)	$0.83	$(0.38)	$2.07

Earnings (loss) per share—Diluted:
Continuing operations	$(0.53)	$0.79	$(0.40)	$2.00
Discontinued operations	0.00	0.02	0.02	0.04

Total earnings (loss) per share—Diluted	$(0.53)	$0.81	$(0.38)	$2.04

For the three-month and six-month periods ended June 30, 2011, securities convertible into 1,275,244 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three-month and six-month periods ended June 30, 2010, securities convertible into 2,231,114 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

Scott F. Schaeffer is our Chairman, Chief Executive Officer and President, and is a Trustee. Mr. Schaeffer’s spouse is a director of The Bancorp, Inc., or Bancorp, and she and Mr. Schaeffer own, in the aggregate, less than 1% of Bancorp’s outstanding common shares. Each transaction with Bancorp is described below:

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of June 30, 2011 and December 31, 2010, we had $1,016 and $72, respectively, of cash and cash equivalents and $460 and $985, respectively, of restricted cash on deposit at Bancorp. We did not receive any interest income from the Bancorp during the three-month and six-month periods ended June 30, 2011 and 2010. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp under a lease agreement extending through August 2014 at an annual rental expense based upon the amount of square footage occupied. We have signed a sublease agreement with a third party for the remaining term of our sublease. Rent paid to Bancorp was $78 and $79 for the three-month periods ended June 30, 2011 and 2010, respectively and $162 and $147 for the six-month periods ended June 30, 2011. Rent received for our sublease was $43 and $41 for the three-month periods ended June 30, 2011 and 2010 and was $85 and $82 for the six-month periods ended June 30, 2011 and 2010.

NOTE 13: DISCONTINUED OPERATIONS

For the three-month and six-month periods ended June 30, 2011, income (loss) from discontinued operations relates to one real estate property sold since January 1, 2011. For the three-month and six-month periods ended June 30, 2010, income (loss) from discontinued operations relates to four real estate properties designated as held for sale and three real estate properties that we sold or deconsolidated since January 1, 2010. The following table summarizes revenue and expense information for real estate properties classified as discontinued operations:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2011	2010	2011	2010
Revenue:
Rental income	$295	$2,569	$2,072	$5,099
Expenses:
Real estate operating expense	223	1,509	1,208	3,215
General and administrative expense	0	0	1	0
Depreciation expense	0	605	0	1,225

Total expenses	223	2,114	1,209	4,440

Income (loss) before interest and other income	72	455	863	659
Interest and other income	0	1	0	1

Income (loss) from discontinued operations	72	456	863	660
Gain (loss) on sale of assets	(66)	0	(66)	266

Total income (loss) from discontinued operations	$6	$456	$797	$926

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

NOTE 15: ACQUISITIONS

On January 20, 2011, we acquired a development stage, non-traded public REIT and subsequently changed its name to Independence Realty Trust, Inc., or Independence. We paid approximately $2.5 million for Independence and certain of its affiliated entities including the entity that serves as Independence’s external advisor and its dealer manager. Independence is currently a subsidiary of RAIT.

We are the external manager of Independence and expect Independence to raise capital for investing in multi-family commercial real estate assets through a public offering of its common stock. The registration statement relating to Independence’s public offering of its common stock was declared effective by the SEC on June 10, 2011. We are the sponsor of Independence’s offering and we incurred expenses on Independence’s behalf in connection with this offering. Our ability to be reimbursed for these expenses will depend on the terms and success of the offering. Any disclosure concerning Independence is neither an offer nor a solicitation to purchase securities issued by Independence.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders of RAIT Financial Trust

We have reviewed the accompanying consolidated balance sheet of RAIT Financial Trust and subsidiaries as of June 30, 2011 and the related consolidated statements of operations, other comprehensive income (loss) and cash flows for the three and six month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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
Philadelphia, Pennsylvania August 5, 2011

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

•	creating value through investing in our commercial real estate properties and implementing cost savings programs to help maximize property value over time;

•	reducing our leverage while developing new financing sources;

•	accessing capital through the independent broker-dealer networks;

•	managing our investment portfolios to reposition non-performing assets, increase our cash flows and ultimately recover the value of our assets over time; and

•	managing the size and cost structure of our business to match our operating environment.

We generated net loss allocable to common shares of $14.3 million, or $0.38 per common share-diluted, during the six-month period ended June 30, 2011. The primary items affecting our performance were the following:

•

Change in fair value of financial instruments. For the six-month period ended June 30, 2011, the net change in fair value of financial instruments decreased net income by $20.1 million. The primary driver of this decrease was our interest rate hedges and CDO Notes payable that we record at fair value under FASB ASC Topic 825, “Financial Instruments”. During the six-months ended June 30, 2011, we experienced a general decline in interest rates across the interest rate curve which caused declines in the value of our interest rate hedges.

•

Gains (losses) on debt extinguishments. During the six-month period ended June 30, 2011, we repurchased $104.8 million of our 6.875% convertible senior notes for an aggregate purchase price of $103.2 million. These transactions generated a loss on debt extinguishment of $1.0 million, including the write-off of unamortized deferred financing costs. See “Liquidity and Capital Resources-Capitalization” below for more information regarding these transactions.

We expect to continue to focus our efforts on enhancing our commercial real estate loan portfolio and our investments in real estate, which are our primary investment portfolios. Although economic conditions are improving, some of our borrowers within our commercial real estate loan portfolio are under financial stress. Where it is likely to enhance our ultimate returns, we will consider restructuring loans or foreclosing on the underlying property. During the six-month period ended June 30, 2011, we converted two loans into direct ownership. We expect to engage in ongoing workout activity with respect to our commercial real estate loans that may result in the conversion of the property into owned real estate. We may take a non-cash charge to earnings at the time of any loan conversion to the extent the amount of our loan, reduced by any allowance for losses and certain other expenses, exceeds the fair value of the property at the time of the conversion.

Key Statistics

Set forth below are key statistics relating to our business through June 30, 2011 (dollars in thousands, except per share data):

As of or For the Three-Month Periods Ended
June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Financial Statistics:
Recourse debt maturing within 1-year	$19,745	$20,040	$41,489	$7,919	$9,919
Assets under management	$3,763,184	$3,822,534	$3,837,526	$3,901,342	$4,014,556
Debt to equity	2.2	x	2.1	x	2.3	x	2.6	x	2.7	x
Total revenue	$58,863	$58,279	$59,057	$58,899	$60,370
Earnings per share, diluted	$(0.53)	$0.16	$0.86	$0.49	$0.81

Commercial Real Estate (“CRE”) Loan Portfolio (a):
Reported CRE Loans—unpaid principal	$1,122,898	$1,149,169	$1,173,141	$1,216,875	$1,288,466
Non-accrual loans—unpaid principal	$94,117	$121,054	$122,306	$143,212	$131,377
Non-accrual loans as a % of reported loans	8.4%	10.5%	10.4%	11.8%	10.2%
Reserve for losses	$49,906	$58,809	$61,731	$73,029	$70,699
Reserves as a % of non-accrual loans	53.0%	48.6%	50.5%	51.0%	53.8%
Provision for losses	$950	$1,950	$2,500	$10,813	$7,644

CRE Property Portfolio:
Reported investments in real estate	$861,810	$867,726	$841,488	$823,881	$803,548
Number of properties owned	48	48	47	47	47
Multifamily units owned	8,014	8,311	8,311	8,231	7,893
Office square feet owned	1,786,908	1,786,908	1,632,978	1,634,997	1,732,626
Retail square feet owned	1,116,171	1,116,063	1,116,112	1,069,588	1,069,588

Average physical occupancy data:
Multifamily properties	88.6%	88.0%	85.5%	84.6%	83.5%
Office properties	68.8%	70.7%	67.8%	52.5%	55.5%
Retail properties	62.0%	56.3%	58.8%	57.7%	58.7%

Total	83.1%	82.4%	79.2%	74.8%	74.4%

(a)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only and does not include other loans. See Note 3-”Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.

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

Our Investment Portfolio

Our consolidated investment portfolio is currently comprised of the following asset classes:

Commercial mortgages, mezzanine loans, other loans and preferred equity interests. We own and originate senior long-term mortgage loans, short-term bridge loans, subordinated, or “mezzanine,” financing and preferred equity interests. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions. We may from time to time acquire existing commercial real estate loans from third parties who have originated such loans, including banks, other institutional lenders or third-party investors. Where possible, we seek to maintain direct lending relationships with borrowers, as opposed to investing in loans controlled by third party lenders.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of June 30, 2011 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$685,603	6.7%	Aug. 2011 to May 2021	42
Mezzanine loans	353,505	9.2%	Aug. 2011 to Nov. 2038	99
Preferred equity interests	73,329	10.3%	Nov. 2011 to Aug. 2025	22

Total CRE Loans	1,112,437	7.7%		163
Other loans	54,135	6.4%	Aug. 2011 to Oct. 2016	4

Total investments in loans	$1,166,572	7.7%		167

We currently have limited capacity to originate new investments. However, we are focusing on this asset class as economic conditions improve and our lending capacity increases. For the six month period ended June 30, 2011, we originated $52 million in commercial mortgages. In July 2011, we negotiated an agreement to sell $60.9 million in principal amount commercial mortgages to a CMBS securitization. We expect the sale to close during the three month period ended September 30, 2011.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of June 30, 2011:

(a)	Based on book value.

Investments in real estate. We generate a return on our real estate investments through rental income and other sources of income from the operations of our real estate investments. By owning real estate, we also participate in any increase in the value of the real estate in addition to current income. We finance our real estate holdings through a combination of secured mortgage financing provided by financial institutions and existing financing provided by our two CRE loan securitizations. During the six-month period ended June 30, 2011, we acquired $78.3 million of real estate investments upon conversion of $85.4 million of commercial real estate loans, typically retaining the existing financing provided by our two CRE loan securitizations.

The table below describes certain characteristics of our investments in real estate as of June 30, 2011 (dollars in thousands, except average effective rent):

	Investments in Real Estate (a)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	Average Effective Rent (a)
Multi-family real estate properties (b)	$559,589	88.6%	8,014	33	$685
Office real estate properties (c)	228,685	68.8%	1,786,908	10	18.16
Retail real estate properties (c)	51,328	62.0%	1,116,171	2	8.20
Parcels of land	22,208	0%	7.3	3	N/A

Total	$861,810	83.1%		48

(a)	Based on operating performance for the six-month period ended June 30, 2011.
(b)	Average effective rent is rent per unit per month.
(c)	Average effective rent is rent per square foot per year.

We expect this asset category to increase in size as we may find it desirable to protect or enhance our risk-adjusted returns by taking control of properties underlying our commercial real estate loans when restructuring or otherwise exercising our remedies regarding underperforming loans.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of June 30, 2011:

(a)	Based on book value.

Investment in debt securities—TruPS and Subordinated Debentures. Historically, we provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of June 30, 2011, we retained a controlling interest in two such securitizations—Taberna VIII and Taberna IX, which are consolidated entities. All of the collateral assets for the debt securities and the related non-recourse securitization financing obligations are presented at fair value in our consolidated financial statements. During 2011, due to the non-recourse nature of these entities and the recent credit performance of the underlying collateral, we received only our senior collateral management fees from these two securitizations.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of June 30, 2011 (dollars in thousands):

			Issuer Statistics
Industry Sector	Estimated Fair Value	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$100,638	2.8%	69.7%	2.6x
Office	140,662	7.8%	57.4%	2.4x
Residential Mortgage	44,910	2.5%	79.1%	2.4x
Specialty Finance	80,466	5.0%	83.7%	1.1x
Homebuilders	64,537	7.8%	63.8%	0.4x
Retail	72,933	3.9%	62.8%	2.0x
Hospitality	23,098	6.3%	82.4%	1.8x
Storage	24,017	8.0%	60.4%	4.5x

Total	$551,261	5.2%	67.9%	2.0x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of June 30, 2011:

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

The table and the chart below describe certain characteristics of our real estate-related debt securities as of June 30, 2011 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Book Value
Unsecured REIT note receivables	$65,323	6.6%	6.2	$61,000
CMBS receivables	77,977	5.7%	32.5	153,868
Other securities	23,414	3.2%	31.8	89,367

Total	$166,714	5.1%	27.3	$304,235

(a)	S&P Ratings as of June 30, 2011.

Independence Realty Trust, Inc.

On January 20, 2011, we acquired a development stage, non-traded public REIT and subsequently changed its name to Independence Realty Trust, Inc., or Independence. We paid approximately $2.5 million for Independence and certain of its affiliated entities including the entity that serves as Independence’s external advisor and its dealer manager. Independence is currently a subsidiary of RAIT.

We are the external manager of Independence and expect Independence to raise capital for investing in multi-family commercial real estate assets through a public offering of its common stock. The registration statement relating to Independence’s public offering of its common stock was declared effective by the SEC on June 10, 2011. We are the sponsor of Independence’s offering and we incurred expenses on Independence’s behalf in connection with this offering. Our ability to be reimbursed for these expenses will depend on the terms and success of the offering. Any disclosure concerning Independence is neither an offer nor a solicitation to purchase securities issued by Independence.

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

A summary of the CDO investments in our consolidated securitizations as of the most recent payment information is as follows (dollars in millions):

•

RAIT I—RAIT I has $1.0 billion of total collateral, of which $64.4 million is defaulted. The current overcollateralization (O/C) test is passing at 123.6% with an O/C trigger of 116.2%. We currently own $243.7 million of the securities issued by this CDO. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees.

•

RAIT II—RAIT II has $821.6 million of total collateral, of which $4.2 million is defaulted. The current O/C test is passing at 118.9% with an O/C trigger of 111.7%. We currently own $229.7 million of the securities issued by this CDO. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees.

•

Taberna VIII—Taberna VIII has $617.5 million of total collateral, of which $101.0 million is defaulted. The current O/C test is failing at 83.9% with an O/C trigger of 103.5%. We currently own $133.0 million of the securities issued by this CDO. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

Taberna IX—Taberna IX has $649.2 million of total collateral, of which $163.9 million is defaulted. The current O/C test is failing at 75.7% with an O/C trigger of 105.4%. We currently own $186.5 million of the securities issued by this CDO. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

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

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the three-month and six-month periods ended June 30, 2011 and 2010 (in thousands, except share information):

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2011	2010	2011	2010
Funds From Operations:
Net income (loss) allocable to common shares	$(20,098)	$22,319	$(14,331)	$53,601
Adjustments:
Real estate depreciation and amortization	6,961	7,016	13,531	13,019
(Gains) losses on the sale of real estate	168	0	46	(266)

Funds From Operations	$(12,969)	$29,335	$(754)	$66,354

Weighted-average shares—diluted	38,055,234	27,420,302	37,340,755	26,261,594

Adjusted Funds From Operations:
Funds From Operations	$(12,969)	$29,335	$(754)	$66,354
Adjustments:
Change in fair value of financial instruments	25,727	(4,446)	20,116	(20,883)
(Gains) losses on debt extinguishment	(3,706)	(17,202)	(3,169)	(37,012)
Capital expenditures, net of direct financing	(413)	(410)	(775)	(568)
Straight-line rental adjustments	(922)	(9)	(1,687)	(35)
Amortization of deferred items and intangible assets	763	(845)	1,436	(846)
Share-based compensation	58	623	317	2,294

Adjusted Funds From Operations	$8,538	$7,046	$15,484	$9,304

Weighted-average shares—diluted	38,055,234	27,420,302	37,340,755	26,261,594

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

The table below summarizes our AUM as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	AUM as of June 30, 2011	AUM as of December 31, 2010
Commercial real estate portfolio (1)	$1,972,458	$1,976,815
U.S. TruPS portfolio (2)	1,790,726	1,860,711

Total	$3,763,184	$3,837,526

(1)	As of June 30, 2011 and December 31, 2010, our commercial real estate portfolio was comprised of $1.1 billion of assets collateralizing RAIT I and RAIT II, $861.8 million and $841.5 million, respectively, of investments in real estate and $28.0 million and $30.4 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(2)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I, Taberna VIII, and Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

Results of Operations

Three-Month Period Ended June 30, 2011 Compared to the Three-Month Period Ended June 30, 2010

Revenue

Interest income. Interest income decreased $4.7 million, or 12.0%, to $34.5 million for the three-month period ended June 30, 2011 from $39.2 million for the three-month period ended June 30, 2010. Interest income from our investments in loans decreased $3.0 million due to $157.0 million of principal repayments and $2.6 million due to $132.6 million of loans transitioned to owned real estate, less $1.2 million generated from $64.2 million of new loans. Interest income from our investments in securities declined $0.2 million due to sales and principal repayments. Additionally, both portfolios were impacted by the reduction in short-term LIBOR of approximately 30 basis points during the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010.

Rental income. Rental income increased $4.4 million to $22.1 million for the three-month period ended June 30, 2011 from $17.7 million for the three-month period ended June 30, 2010. Seven properties acquired or consolidated since June 30, 2010, contributed $3.0 million to the increase while an additional $0.4 million is attributable to one property acquired in May, 2010 which was present for a full quarter of operations in 2011. The remaining $1.0 million increase in rental income is due to improved occupancy and rental rates at properties we acquired prior to April 1, 2010.

Fee and other income. Fee and other income decreased $1.3 million, or 37.1%, to $2.2 million for the three-month period ended June 30, 2011 from $3.5 million for the three-month period ended June 30, 2010. This decrease is attributable to a decrease of $0.8 million in riskless trade income, $0.3 million decrease in our collateral management and restructuring fee income as we sold several collateral management contracts in April 2010, and $0.2 million decrease in property reimbursement income due to lower expenses at managed properties.

Expenses

Interest expense. Interest expense decreased $2.4 million, or 9.7%, to $22.3 million for the three-month period ended June 30, 2011 from $24.7 million for the three-month period ended June 30, 2010. The decrease is primarily attributable to repurchases of $133.1 million of our 6.875% convertible senior notes and $40.2 million of our CDO notes payable since June 30, 2010 net of additional interest cost incurred for the issuance of new debt instruments associated therewith. Our interest expense also decreased due to the effect on our floating rate indebtedness from the reduction in short-term LIBOR of approximately 30 basis points during the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010.

Real estate operating expense. Real estate operating expense increased $0.4 million to $13.8 million for the three-month period ended June 30, 2011 from $13.4 million for the three-month period ended June 30, 2010. The increase is attributable to $1.3 million of operating expenses from seven new properties acquired or consolidated since June 30, 2010 and $0.1 million from one property acquired during the three months ended June 30, 2010 which was present for a full quarter of operations in 2011. These increases were offset by $1.0 million of decreased expenses at our owned properties acquired prior to April 1, 2010.

Compensation expense. Compensation expense decreased $1.2 million, or 17.4%, to $5.7 million for the three-month period ended June 30, 2011 from $6.9 million for the three-month period ended June 30, 2010. This decrease was due to a reduction of $0.6 million in salary expense, payroll tax and benefits expenses. Additionally, there was a reduction in stock based compensation expense of $0.6 million as several awards were fully vested in 2010 and no corresponding awards were made in 2011.

General and administrative expense. General and administrative expense decreased $1.0 million, or 18.5%, to $4.4 million for the three-month period ended June 30, 2011 from $5.4 million for the three-month period ended June 30, 2010. Expenses for professional fees related to legal, tax, and audit services declined $0.7 million, insurance expenses decreased by $0.2 million, and other G&A expenses including IT services, rent, and travel and entertainment decreased by $0.4 million. These decreases were partially offset by $0.4 million of acquisition expenses related to the acquisition and development of our non-traded public REIT, Independence Realty Trust, Inc.

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan portfolios. The provision for losses decreased by $6.6 million for the three-month period ended June 30, 2011 to $1.0 million as compared to $7.6 million for the three-month period ended June 30, 2010. The decrease is attributable to the improved performance of our investment in loans portfolio during 2011 as compared to 2010. At June 30, 2011 we had $113.6 million of investment in loans on non-accrual, down from $162.9 million of investment in loans on non-accrual as of June 30, 2010. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Depreciation and amortization expense. Depreciation expense increased $0.2 million to $7.2 million for the three-month period ended June 30, 2011 from $7.0 million for the three-month period ended June 30, 2010. This increase was primarily attributable to seven new properties, acquired or consolidated since June 30, 2010. The increase is also driven by one property acquired during the three months ended June 30, 2010 present for a full quarter during the three months ended June 30, 2011.

Interest and other income (expense)

Gains (Losses) on sale of assets. Gains on sale of assets were $0.6 million during the three-month period ended June 30, 2011. We recorded gains of $2.1 million as a result of the sale of certain bonds held in Taberna Preferred Funding VIII, Ltd. The gains were partially offset by $1.5 million of losses incurred from the disposition of two loans from our consolidated CRE securitizations.

Gains on extinguishment of debt. Gains on extinguishment of debt during the three-month period ended June 30, 2011 decreased $13.5 million to $3.7 million from $17.2 million for the three-month period ended June 30, 2010. These gains are attributable to the repurchase of $6.7 million principal amount of RAIT CRE CDO I debt notes from the market for $2.5 million of cash, resulting in gains on extinguishment of debt of $4.2 million. These gains were partially offset by repurchase of $16.8 million in aggregate principal amount of our 6.875% convertible senior notes due April 2027. The notes were repurchased for $16.8 million of cash. As a result of these repurchases, we recorded losses on extinguishment of debt of $0.5 million, including the write-off of associated deferred financing costs and debt discounts.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the three-month periods ended June 30, 2011 and 2010, the fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three-Month Period Ended June 30, 2011	For the Three-Month Period Ended June 30, 2010
Change in fair value of trading securities and security-related receivables	$2,081	$35,256
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(6,831)	5,046
Change in fair value of derivatives	(20,977)	(35,856)

Change in fair value of financial instruments	$(25,727)	$4,446

Discontinued operations. We recorded no income from discontinued operations for the three-month period ended June 30, 2011 compared to $0.5 million for the three-month period ended June 30, 2010. The decrease is attributable to the timing of properties acquired, sold, or deconsolidated during the respective periods.

Six-Month Period Ended June 30, 2011 Compared to the Six-Month Period Ended June 30, 2010

Revenue

Interest income. Interest income decreased $12.5 million, or 15.5%, to $68.0 million for the six-month period ended June 30, 2011 from $80.5 million for the six-month period ended June 30, 2010. Interest income from our investments in loans decreased $7.6 million due to $198.1 million of principal repayments and $7.6 million due to $198.2 million of loans transitioned to owned real estate, less $3.5 million generated from $88.8 million of new loans. Interest income from our investments in securities declined $0.8 million due to sales and principal repayments.

Rental income. Rental income increased $9.6 million to $43.4 million for the six-month period ended June 30, 2011 from $33.8 million for the six-month period ended June 30, 2010. Seven properties acquired or consolidated since June 30, 2010, contributed $5.4 million to the increase while $1.8 million is attributable to eight properties acquired or consolidated during the six months ended June 30, 2010 which were present for a full quarter of operations in 2011. The remaining $2.4 million increase resulted from improved occupancy and rental rates at our owned properties acquired prior to January 1, 2010.

Fee and other income. Fee and other income decreased $6.7 million, or 54.0%, to $5.7 million for the six-month period ended June 30, 2011 from $12.4 million for the six-month period ended June 30, 2010. Collateral management and restructuring fee income decreased $2.4 million and $2.9 million, respectively, due to the sale or delegation of our collateral management rights on eight Taberna securitizations during April 2010. Additionally, riskless trade income decreased $0.8 million and property reimbursement income decreased $0.6 million due to lower expenses at managed properties.

Expenses

Interest expense. Interest expense decreased $4.4 million, or 8.8%, to $45.7 million for the six-month period ended June 30, 2011 from $50.1 million for the six-month period ended June 30, 2010. The decrease is primarily attributable to repurchases of $133.1 million of our 6.875% convertible senior notes and $40.2 million of our CDO notes payable since June 30, 2010 net of additional interest cost incurred for the issuance of new debt instruments associated therewith.

Real estate operating expense. Real estate operating expense increased $2.5 million to $26.4 million for the six-month period ended June 30, 2011 from $23.9 million for the six-month period ended June 30, 2010. This increase is entirely attributable to seven new properties acquired or consolidated since June 30, 2010.

Compensation expense. Compensation expense decreased $2.6 million, or 17.4%, to $12.3 million for the six-month period ended June 30, 2011 from $14.9 million for the six-month period ended June 30, 2010. This decrease was due to a reduction of $0.7 million in salary expense, payroll tax and benefits expense. Additionally, there was a reduction in stock based compensation expense of $2.0 million as several awards were fully vested in 2010 and no corresponding awards were made in 2011.

General and administrative expense. General and administrative expense decreased $0.9 million, or 8.7%, to $9.4 million for the six-month period ended June 30, 2011 from $10.3 million for the six-month period ended June 30, 2010. Expenses for professional fees related to legal, tax, and audit services declined $1.1 million, insurance expenses decreased by $0.2 million, and other G&A expenses including IT services, rent, and travel and entertainment decreased by $0.3 million. These decreases were offset by $0.7 million of acquisition expenses related to the acquisition and development of our non-traded public REIT, Independence Realty Trust, Inc.

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan portfolios. The provision for losses decreased by $22.1 million for the six-month period ended June 30, 2011 to $2.9 million as compared to $25.0 million for the six-month period ended June 30, 2010. The decrease is attributable to the improved performance of our investment in loans portfolio during 2011 as compared to 2010. At June 30, 2011 we had $113.6 million of investment in loans on non-accrual, down from $162.9 million of investment in loans on non-accrual as of June 30, 2010. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Depreciation and amortization expense. Depreciation expense increased $1.2 million to $14.4 million for the six-month period ended June 30, 2011 from $13.2 million for the six-month period ended June 30, 2010. This increase was primarily attributable to seven new properties, acquired or consolidated since June 30, 2010. The increase is also driven by eight properties acquired or consolidated during the six months ended June 30, 2010 present for a full quarter during the six months ended June 30, 2011.

Interest and other income (expense)

Gains (Losses) on sale of assets. Gains on sale of assets were $2.0 million during the six-month period ended June 30, 2011. The gains principally relate to the sale of certain bonds held in our consolidated Taberna securitizations, Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd for which we recorded gains of $3.7 million. These gains were partially offset by $2.0 million of losses incurred from the disposition of four loans from our consolidated CRE securitizations.

Gains on extinguishment of debt. Gains on extinguishment of debt during the six-month period ended June 30, 2011 are attributable to the repurchase of $6.7 million principal amount of RAIT CRE CDO I debt notes from the market for $2.5 million of cash. As a result of these repurchases we recorded gains on extinguishment of debt of $4.2 million. These gains were partially offset by repurchases of $104.8 million in aggregate principal amount of our 6.875% convertible senior notes due April 2027. The notes were repurchased for $103.2 million of cash. As a result of these repurchases, we recorded losses on extinguishment of debt of $1.0 million, including the write-off of associated deferred financing costs and debt discounts.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the six-month periods ended June 30, 2011 and 2010, the fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Six-Month Period Ended June 30, 2011	For the Six-Month Period Ended June 30, 2010
Change in fair value of trading securities and security-related receivables	$18,635	$82,998
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(13,862)	(8,445)
Change in fair value of derivatives	(24,889)	(53,670)

Change in fair value of financial instruments	$(20,116)	$20,883

Discontinued operations. Income from discontinued operations decreased $0.1 million to $0.8 million for the six-month period ended June 30, 2011 compared to $0.9 million for the six-month period ended June 30, 2010. The decrease is attributable to the timing of properties acquired, sold, or deconsolidated during the respective periods. Included in discontinued operations for the six months ended June 30, 2011 is $0.8 million net income from a sold property.

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $24.6 million as of June 30, 2011;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings; and

•	proceeds from future offerings of our common and preferred shares, including our COD sales agreement, SEDA and DRSPP Plan.

Our two commercial real estate securitized financing arrangements, RAIT I and RAIT II, include a revolving credit option that allows us to repay the AAA rated debt tranches totaling $475.0 million as loan repayments occur, and then draw up to the available committed amounts through the fifth anniversary of each financing in November 2011 and June 2012, respectively. At June 30, 2011, these revolvers were fully utilized and had no additional capacity.

Our restricted cash balance was $188.7 million as of June 30, 2011. We have $69.4 million of restricted cash in RAIT I and RAIT II available to invest in qualifying commercial loans as of June 30, 2011, subject to $37.2 million of future funding commitments, leaving $32.2 million available to lend. This $69.4 million of restricted cash is not available to RAIT’s creditors or for other general trust purposes. As of June 30, 2011, $83.1 million of restricted cash was held by Taberna VIII and Taberna IX. This restricted cash reflects early prepayments of principal that cannot be used for any other general trust purposes.

We continue to focus on reducing our leverage and restructuring the terms of our debt. On March 21, 2011, we issued $115.0 million aggregate principal amount of 7.0% Convertible Senior Notes Due 2031, or the 7.0% convertible senior notes, in an underwritten public offering which included the full exercise of the overallotment option. During the six-month period ended June 30, 2011, we repurchased $16.8 million of our 6.875% convertible senior notes which give holders a put right in April 2012, leaving $38.8 million remaining outstanding, prepaid a $16.2 million secured credit facility that was maturing in October 2011 and refinanced a $12.5 million recourse first mortgage on an owned property with non-recourse financing. On April 26, 2011, we prepaid the remaining $15.7 million of our 10.0% senior note. To accomplish these transactions described above, RAIT primarily used the proceeds of its issuance of 7.0% convertible senior notes.

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

Cash Flows

As of June 30, 2011 and 2010, we maintained cash and cash equivalents of approximately $24.6 million and $28.9 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six-Month Periods Ended June 30
	2011	2010
Cash flow from operating activities	$(38)	$2,839
Cash flow from investing activities	10,300	34,024
Cash flow from financing activities	(12,853)	(32,953)

Net change in cash and cash equivalents	(2,591)	3,910
Cash and cash equivalents at beginning of period	27,230	25,034

Cash and cash equivalents at end of period	$24,639	$28,944

Our principal source of net cash inflow historically has been our investing activities as loan repayments outpaced new investments in loans or real estate properties. The key driver of lower cash inflows from our investing activities was that our outflows for new investments were significantly higher at $82.4 million for the six-months ended June 30, 2011 as compared to $26.7 million for the same period in 2010. In the event the commercial real estate market improves, we expect that our new investments will outpace any proceeds received from loan repayments or asset sales. These increased outflows for new investments were offset by proceeds from loan repayments and proceeds from asset sales totaling $126.6 million for the six-month period ended June 30, 2011 as compared to $56.3 million for the same period in 2010. Cash flows from our investing activities may vary in the future as we continue to execute on our investment strategies.

Cash flow from operating activities for the six months ended June 30, 2011, as compared to the same period in 2010, has decreased primarily due to an increase in other assets, including prepaid assets and deposits with derivative counterparties. For the six-months ended June 30, 2011, prepaid expenses for insurance and real estate taxes are higher as the size of our portfolio of real estate properties has grown. Additionally, we have deposited $3.2 million in cash with derivative counterparties associated with interest rate hedges used in our CMBS origination initiatives.

The cash outflow from our financing activities during the six-month period ended June 30, 2011 as compared to the cash outflow during the six-month period ended June 30, 2010 is substantially due to the issuance of $115.0 million of 7.0% convertible senior notes, the repurchase of $104.8 million principal amount 6.875% convertible senior notes and the prepayment of the remaining $15.7 million principal amount of our 10.0% senior note. Other events that impacted our cash flows from financing activities were the repayment of our $16.2 million secured credit facility that was maturing in October 2011, an increase in the proceeds received of $37.4 million from non-recourse loans payable on real estate, increased principal repayments on our CDO notes payable, an increase in the dividends paid in 2011 on our common shares, as we did not pay dividends on our common shares in 2010, and increased common share issuance during the six-month period ended June 30, 2011 as compared to the six-month period ended June 30, 2010.

Capitalization

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of June 30, 2011:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$107,064	7.0%	Apr. 2031
6.875% convertible senior notes (2)	38,813	38,943	6.9%	Apr. 2027
Secured credit facilities	19,745	19,745	4.5%	Dec. 2011
Senior secured notes	43,000	43,000	12.5%	Apr. 2014
Loans payable on real estate	7,183	7,183	5.0%	Sept. 2013
Junior subordinated notes, at fair value (3)	38,052	4,422	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	286,893	245,457	7.4%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,337,987	1,337,987	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(4)(6)	1,134,643	140,619	0.9%	2037 to 2038
Loans payable on real estate	92,144	92,162	5.9%	Sept. 2011 to Mar. 2018

Total non-recourse indebtedness	2,564,774	1,570,768	0.9%

Total indebtedness	$2,851,667	$1,816,225	1.6%

(1)	Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 6.875% convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1.8 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1.3 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of June 30, 2011 was $875.5 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by us. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs and other securitization vehicles) and loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the six-month period ended June 30, 2011 is as follows:

Recourse Indebtedness

6.875% convertible senior notes. During the six-month period ended June 30, 2011, we repurchased $104.8 million in aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, or the 6.875% convertible senior notes, for an aggregate purchase price of $103.2 million. As a result of these transactions, we recorded losses on extinguishment of debt of $1.0 million, net of deferred financing costs and unamortized discounts that were written off.

Our 6.875% convertible senior notes are redeemable, at the option of the holder, in April 2012. We expect to acquire, redeem, refinance or otherwise enter into transactions to satisfy our 6.875% convertible senior notes which may include any combination of payments of cash, issuances of our debt and/or equity securities, sales or exchanges of our assets or other methods.

7.0% convertible senior notes. On March 21, 2011, we issued and sold in a public offering $115.0 million aggregate principal amount of our 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes. After deducting the underwriting discount and the estimated offering costs, we received approximately $109.0 million of net proceeds. Interest on the 7.0% convertible senior notes is paid semi-annually and the 7.0% convertible senior notes mature on April 1, 2031.

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

The 7.0% convertible senior notes are convertible at the option of the holder at an initial conversion rate of 130.0559 common shares per $1,000 principal amount of 7.0% convertible senior notes (equivalent to an initial conversion price of $7.69 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. The initial conversion rate is subject to adjustment in certain circumstances. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

Secured credit facility. During the six-month period ending June 30, 2011, we prepaid a $16.2 million secured credit facility that was maturing in October 2011.

As of June 30, 2011, we have $19.7 million outstanding under our remaining secured credit facility, which is payable in December 2011 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

Senior secured notes. During the six-month period ended June 30, 2011, the holder of the 10.0% senior secured convertible note, or the 10.0% senior note, converted $5.3 million principal amount of the 10.0% senior note into 1.5 million common shares. On April 26, 2011, we prepaid the remaining $15.7 million principal amount of the 10.0% senior note.

Loans payable on real estate. During the six-month period ended June 30, 2011 we refinanced recourse financing consisting of a first mortgage of $12.5 million principal amount with a fixed rate of 5.8%, due in April 2012, that was associated with one of our owned real estate properties with non-recourse financing provided by a consolidated securitization.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of June 30, 2011.

During the six-month period ended June 30, 2011, we repurchased, from the market, a total of $6.7 million in aggregate principal amount of CDO notes payable issued by our RAIT II CDO securitization. The aggregate purchase price was $2.5 million and we recorded a gain on extinguishment of debt of $4.2 million, net of deferred financing costs that were written off.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, to be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the six-month period ended June 30, 2011, $21.3 million of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Loans payable on real estate. During the six-month period ended June 30, 2011, we obtained a first mortgage on an investment in real estate from the Federal National Mortgage Association that has a principal balance of $13.4 million, 7 year term, and a 5.12% interest rate and a first mortgage on an investment in real estate from Bank of America that has a principal balance of $24.0 million, 10 year term, and a 6.09% interest rate.

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

On May 17, 2011, our board of trustees declared a second quarter 2011 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on June 30, 2011 to holders of record on June 1, 2011 and totaled $3.4 million.

On July 26, 2011, our board of trustees declared a third quarter 2011 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on September 30, 2011 to holders of record on September 1, 2011.

Common Shares

Dividends:

On January 10, 2011, the board of trustees declared a $0.09 dividend on our common shares to holders of record as of January 21, 2011. The dividend was paid on January 31, 2011 and totaled $3.2 million.

On May 17, 2011, the board of trustees declared a $0.06 dividend on our common shares to holders of record as of July 8, 2011. The dividend was paid on July 29, 2011 and totaled $2.3 million and is included in other liabilities in the accompanying consolidated balance sheet.

Reverse Stock Split:

On May 17, 2011, the board of trustees authorized a 1-for-3 reverse stock split of our common shares of beneficial interest that became effective on June 30, 2011, or the effective time. At the effective time, every three common shares issued and outstanding were automatically combined into one issued and outstanding new common share. The par value of new common shares changed to $0.03 per share after the reverse stock split from the par value of common shares prior to the reverse stock split of $0.01 per share. The reverse stock split reduced the number of common shares outstanding but did not change the number of authorized common shares. The reverse stock split did not affect our preferred shares of beneficial interest. All references in the accompanying financial statements to the number of common shares and earnings per share data for all periods presented have been adjusted to reflect the reverse stock split.

Share Repurchases:

On January 25, 2011, the compensation committee of our board of trustees approved a cash payment to the board’s eight non-management trustees intended to constitute a portion of their respective 2011 annual non-management trustee compensation. The cash payment was subject to terms and conditions set forth in a letter agreement, or the letter agreement, between each of the non-management trustees and RAIT. The terms and conditions included a requirement that each trustee use a portion of the cash payment to purchase RAIT’s common shares in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The aggregate amount required to be used by all of the non-management trustees to purchase common shares was $0.2 million and was used to purchase 18,898 common shares, in the aggregate, in February 2011.

Equity Compensation:

During the six-months ended June 30, 2011, 340,649 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance 6,262,545 common shares. During the six-month period ended June 30, 2011, we issued a total of 15,111 common shares pursuant to the DRSPP at a weighted-average price of $7.45 per share and we received $0.1 million of net proceeds. As of June 30, 2011, 3,884,102 common shares, in aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement:

On August 6, 2010, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 5,833,333 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. For the six-month period ended June 30, 2011, 2,079,210 common shares were issued pursuant to this arrangement at a weighted average price of $9.43 and we received $19.3 million of proceeds. From July 1, 2011 through August 3, 2011, 266,234 common shares were issued pursuant to this arrangement at a weighted average price of $6.73 and we received $1.8 million of proceeds. After reflecting the common shares issued through August 3, 2011, 470,084 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Off-Balance Sheet Arrangements and Commitments

Not applicable.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a discussion of our critical accounting policies. On January 1, 2011 we adopted several new accounting pronouncements and revised our accounting policies as described below. See Note 2 in our unaudited consolidated financial statements as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of trustees.

Recent Accounting Pronouncements

On January 1, 2010, we adopted Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This accounting standard requires new disclosures for significant transfers in and out of Level 1 and 2 fair value measurements and a description of the reasons for the transfer. This accounting standard also updates existing disclosures by providing fair value measurement disclosures for each class of assets and liabilities and provides disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. For Level 3 fair value measurements, new disclosures will require entities to present information separately for purchases, sales, issuances, and settlements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material effect on our consolidated financial.

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

There have been no material changes in quantitative and qualitative market risks during the six months ended June 30, 2011 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2010. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 5.	Other Information

The disclosure below is intended to satisfy any obligation of ours to provide disclosure pursuant to clause (e) of Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

As of August 4, 2011, the compensation committee of our board of trustees, or the compensation committee, approved the third amended and restated employment agreement between RAIT Financial Trust and Scott F. Schaeffer, RAIT’s chairman of the board of trustees, or the chairman, chief executive officer and president, or the Schaeffer agreement, and Mr. Schaeffer and we entered into the Schaeffer agreement. The Schaeffer agreement amends Mr. Schaeffer’s employment agreement to, among other things, remove the tax gross-up provision relating to “parachute payments,” as defined in Section 280G of the Internal Revenue Code of 1986, as amended, or parachute payments, revise the definition of “good reason,” reflect his prior appointment as chairman, increase his base salary to an annual rate of $650,000, modify the calculation of termination payments to be made to Mr. Schaeffer in specified circumstances, change the employment term from an automatic daily renewal of a three year term to a three year term renewing for successive three year terms unless timely notice of non-renewal is given, expand the definition of a “competing business” subject to the non-compete covenant and reduce the term thereof and make changes necessary or advisable to comply with Section 409A of the Internal Revenue Code of 1986, or Section 409A.

As of August 4, 2011, the compensation committee approved the first amended and restated employment agreement between RAIT Financial Trust and Ken R. Frappier, RAIT’s executive vice president-portfolio and risk management, or the Frappier agreement, and Mr. Frappier and we entered into the Frappier agreement. The Frappier agreement amends Mr. Frappier’s employment agreement to, among other things, remove the tax gross-up provision relating to parachute payments, reflect his current title, increase his base salary to an annual rate of $385,000, modify the calculation of termination payments to be made to Mr. Frappier in specified circumstances, change the employment term from an automatic daily renewal of a three year term to a one year term renewing for successive one year terms unless timely notice of non-renewal is given, expand the definition of a “competing business” subject to the non-compete covenant and reduce the term thereof and make changes necessary or advisable to comply with Section 409A.

The foregoing descriptions of the Schaeffer agreement and the Frappier agreement do not purport to be complete and are qualified in their entirety by reference to the full text of these agreements filed as Exhibits 10.3 and 10.4 hereto, respectively, and incorporated herein by reference.

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

RAIT FINANCIAL TRUST (Registrant)

Date: August 5, 2011	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chairman of the Board, Chief Executive Officer and President
(On behalf of the registrant and as its Principal Executive Officer)

Date: August 5, 2011	By:	/s/ Jack E. Salmon
Jack E. Salmon, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer)

Date: August 5, 2011	By:	/s/ James J. Sebra
James J. Sebra, Senior Vice President and Chief Accounting Officer
(On behalf of the registrant and as its Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles of Amendment to Amended and Restated Declaration of Trust. (6)

3.1.6	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (7)

3.1.7	Certificate of Correction to the Series A Articles Supplementary. (7)

3.1.8	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.1.9	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (9)

3.2	By-laws. (10)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (6)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (11)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (9)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust, as issuer, or RAIT, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (12)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (12)

4.7	Base Indenture dated as of March 21, 2011 between RAIT Financial Trust, as issuer, and Wells Fargo Bank, National Association., as trustee. (13)

4.8	Supplemental Indenture dated as of March 21, 2011 between RAIT Financial Trust, as issuer, and Wells Fargo Bank, National Association., as trustee. (13)

10.1	Form of Letter Agreement between RAIT and each of its Non-Management Trustees dated as of January 25, 2011. (14)

10.2	Separation Agreement dated as of July 15, 2011 between RAIT Financial Trust and Plamen Mitrikov.

10.3	Third Amended and Restated Employment Agreement dated as of August 4, 2011 between RAIT and Scott F. Schaeffer.

10.4	First Amended and Restated Employment Agreement dated as of August 4, 2011 between RAIT and Ken R. Frappier.

15.1	Awareness Letter from Independent Accountants.

31.1	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on
Form 10-Q for the period ended June 30, 2011 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three-month and six-month periods ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and 2010; and (v) Notes to Unaudited Consolidated Financial Statements. The information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July, 1 2011 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 8, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).

(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 28, 2011 (File No. 1-14760).