Form 10-Q
period 2011-09-30
RAIT Financial Trust
filed 2011-11-04
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

A total of 40,077,148 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of November 2, 2011.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of September 30, 2011	As of December 31, 2010
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,107,429	$1,219,110
Allowance for losses	(56,126)	(69,691)

Total investments in mortgages and loans	1,051,303	1,149,419
Investments in real estate	849,232	839,192
Investments in securities and security-related receivables, at fair value	719,546	705,451
Cash and cash equivalents	29,693	27,230
Restricted cash	287,877	179,019
Accrued interest receivable	41,110	37,138
Other assets	43,851	32,840
Deferred financing costs, net of accumulated amortization of $11,010 and $9,943, respectively	22,791	19,954
Intangible assets, net of accumulated amortization of $2,197 and $1,777, respectively	2,769	3,189

Total assets	$3,048,172	$2,993,432

Liabilities and Equity
Indebtedness (including $114,440 and $152,494 at fair value, respectively)	$1,793,250	$1,838,177
Accrued interest payable	25,495	19,925
Accounts payable and accrued expenses	24,843	25,089
Derivative liabilities	194,224	184,878
Deferred taxes, borrowers’ escrows and other liabilities	91,499	6,833

Total liabilities	2,129,311	2,074,902
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	16
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 40,077,148 and 35,300,190 issued and outstanding	1,205	1,060
Additional paid in capital	1,730,373	1,691,681
Accumulated other comprehensive income (loss)	(126,081)	(127,602)
Retained earnings (deficit)	(690,542)	(647,110)

Total shareholders’ equity	915,022	918,096
Noncontrolling interests	3,839	434

Total equity	918,861	918,530

Total liabilities and equity	$3,048,172	$2,993,432

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2011	2010	2011	2010
Revenue:
Interest income	$33,549	$37,252	$101,590	$117,755
Rental income	23,635	18,443	67,063	52,203
Fee and other income	2,905	3,204	8,578	15,555

Total revenue	60,089	58,899	177,231	185,513
Expenses:
Interest expense	22,689	24,038	68,384	74,170
Real estate operating expense	14,563	13,951	40,971	37,872
Compensation expense	6,898	6,766	19,179	21,704
General and administrative expense	4,042	4,331	13,441	14,588
Provision for losses	500	10,813	3,400	35,807
Depreciation and amortization expense	7,300	7,380	21,668	20,576

Total expenses	55,992	67,279	167,043	204,717

Operating Income	4,097	(8,380)	10,188	(19,204)
Interest and other income (expense)	145	42	295	401
Gains (losses) on sale of assets	1,455	0	3,434	11,616
Gains (losses) on extinguishment of debt	11,371	14,278	14,540	51,290
Change in fair value of financial instruments	(34,997)	14,237	(55,113)	35,120

Income (loss) before taxes and discontinued operations	(17,929)	20,177	(26,656)	79,223
Income tax benefit (provision)	158	627	468	484

Income (loss) from continuing operations	(17,771)	20,804	(26,188)	79,707
Income (loss) from discontinued operations	(50)	(2,556)	747	(1,630)

Net income (loss)	(17,821)	18,248	(25,441)	78,077
(Income) loss allocated to preferred shares	(3,407)	(3,406)	(10,235)	(10,227)
(Income) loss allocated to noncontrolling interests	59	210	176	803

Net income (loss) allocable to common shares	$(21,169)	$15,052	$(35,500)	$68,653

Earnings (loss) per share—Basic:
Continuing operations	$(0.55)	$0.58	$(0.96)	$2.57
Discontinued operations	0.00	(0.08)	0.02	(0.06)

Total earnings (loss) per share—Basic	$(0.55)	$0.50	$(0.94)	$2.51

Weighted-average shares outstanding—Basic	38,771,022	30,330,259	37,822,750	27,384,451

Earnings (loss) per share—Diluted:
Continuing operations	$(0.55)	$0.57	$(0.96)	$2.53
Discontinued operations	0.00	(0.08)	0.02	(0.06)

Total earnings (loss) per share—Diluted	$(0.55)	$0.49	$(0.94)	$2.47

Weighted-average shares outstanding—Diluted	38,771,022	30,887,145	37,822,750	27,800,648

Distributions declared per common share	$0.06	$0.00	$0.21	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2011	2010	2011	2010
Net income (loss)	$(17,821)	$18,248	$(25,441)	$78,077
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(18,332)	(20,720)	(31,526)	(63,423)
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income (loss)	0	(12)	(8)	(50)
Realized (gains) losses on interest rate hedges reclassified to earnings	10,748	11,391	32,884	34,662
Change in fair value of available-for-sale securities	(12)	901	171	(4,074)

Total other comprehensive income (loss)	(7,596)	(8,440)	1,521	(32,885)

Comprehensive income (loss) before allocation to noncontrolling interests	(25,417)	9,808	(23,920)	45,192
Allocation to noncontrolling interests	59	210	176	803

Comprehensive income (loss)	$(25,358)	$10,018	$(23,744)	$45,995

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine-Month Periods Ended September 30
	2011	2010
Operating activities:
Net income (loss)	$(25,441)	$78,077
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	3,400	35,807
Share-based compensation expense	395	2,277
Depreciation and amortization	21,668	22,432
Amortization of deferred financing costs and debt discounts	3,582	2,046
Accretion of discounts on investments	(1,940)	(3,193)
(Gains) losses on sales of assets	(3,434)	(8,971)
(Gains) losses on extinguishment of debt	(14,540)	(51,290)
Change in fair value of financial instruments	55,113	(35,120)
Other items	(8)	(145)
Changes in assets and liabilities:
Accrued interest receivable	(4,300)	573
Other assets	(5,828)	443
Accrued interest payable	(28,814)	(29,872)
Accounts payable and accrued expenses	487	(1,499)
Deferred taxes, borrowers’ escrows and other liabilities	(1,619)	(6,098)

Cash flow from operating activities	(1,279)	5,467
Investing activities:
Proceeds from sales of other securities	12,793	18,040
Purchase and origination of loans for investment	(79,632)	(19,346)
Principal repayments on loans	128,709	82,710
Investments in real estate	(22,546)	(13,752)
Proceeds from dispositions of real estate	65,750	7,064
Acquisition of Independence Realty Trust, Inc. and associated entities	(2,578)	0
Proceeds from sale of collateral management rights	0	14,105
(Increase) Decrease in restricted cash	(62,976)	(45,783)

Cash flow from investing activities	39,520	43,038
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(46,266)	(14,062)
Proceeds from loans payable on real estate	37,400	0
Repayments and repurchase of CDO notes payable	(28,758)	(17,380)
Proceeds from issuance of 7.0% convertible senior notes	115,000	0
Repayments and repurchase of 6.875% convertible senior notes	(119,320)	(12,357)
Issuance (acquisition) of noncontrolling interests	3,581	(47)
Payments for deferred costs	(7,080)	(170)
Common share issuance, net of costs incurred	25,413	6,384
Distributions paid to preferred shareholders	(10,235)	(10,227)
Distributions paid to common shareholders	(5,513)	0

Cash flow from financing activities	(35,778)	(47,859)

Net change in cash and cash equivalents	2,463	646
Cash and cash equivalents at the beginning of the period	27,230	25,034

Cash and cash equivalents at the end of the period	$29,693	$25,680

Supplemental cash flow information:
Cash paid for interest	$24,771	$31,471
Cash paid (refunds received) for taxes	63	(1,774)
Non-cash increase in investments in real estate from the conversion of loans	78,300	91,287
Non-cash decrease in indebtedness from conversion to shares or debt extinguishments	(16,246)	(32,934)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2011

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

As of September 30, 2011

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

f. Investments in Real Estate

Investments in real estate are shown net of accumulated depreciation. We capitalize all costs related to the improvement of the real property and depreciate those costs on a straight-line basis over the useful life of the asset. We depreciate real property using the following useful lives: buildings and improvements – 30 to 40 years; furniture, fixtures, and equipment – 5 to 10 years; and tenant improvements—shorter of the lease term or the life of the asset. Costs for ordinary maintenance and repairs are charged to expense as incurred.

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

As of September 30, 2011

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

During the three-month periods ended September 30, 2011 and 2010, we received $1,308 and $1,343, respectively, of earned asset management fees associated with CDOs, of which we eliminated $919 and $983, respectively, of management fee income with consolidated CDOs.

During the nine-month periods ended September 30, 2011 and 2010, we received $3,908 and $6,447, respectively, of earned asset management fees associated with CDOs, of which we eliminated $2,802 and $2,965, respectively, of management fee income with consolidated CDOs.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2011

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

As of September 30, 2011

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

As of September 30, 2011

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

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of September 30, 2011:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$658,446	$(3,949)	$654,497	39	6.7%	Nov. 2011 to May 2021
Mezzanine loans	344,870	(5,027)	339,843	93	8.9%	Nov. 2011 to Nov. 2038
Preferred equity interests	61,200	(1,130)	60,070	21	10.5%	Nov. 2011 to Aug. 2025

Total CRE Loans	1,064,516	(10,106)	1,054,410	153	7.6%
Other loans	54,842	(616)	54,226	4	6.4%	Nov. 2011 to Oct. 2016

Total Loans	$1,119,358	$(10,722)	$1,108,636	157	7.6%

Deferred fees	(1,207)	0	(1,207)

Total investments in loans	$1,118,151	$(10,722)	$1,107,429

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.

During the nine-month periods ended September 30, 2011 and 2010, we completed the conversion of three and seven commercial real estate loans with a carrying value of $85,114 and $110,528 to real estate owned properties. During the nine-month periods ended September 30, 2011 and 2010, we charged off $6,814 and $19,241, respectively, related to the conversion of commercial real estate loans to owned properties. See Note 5.

The following table summarizes the delinquency statistics of our commercial real estate loans as of September 30, 2011 and December 31, 2010:

Delinquency Status	As of September 30, 2011	As of December 31, 2010
30 to 59 days	$1,230	$27,978
60 to 89 days	7,400	0
90 days or more	31,855	55,450
In foreclosure or bankruptcy proceedings	39,800	46,578

Total	$80,285	$130,006

As of September 30, 2011 and December 31, 2010, approximately $91,833 and $122,306, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 9.6% and 8.8%, respectively. As of September 30, 2011 and December 31, 2010, approximately $19,501 and $20,908 of one other loan was on non-accrual status and had a weighted-average interest rate of 7.2%.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans, and other loans for the three-month periods ended September 30, 2011 and 2010:

	For the Three-Month Period Ended September 30, 2011	For the Three-Month Period Ended September 30, 2010
Beginning balance	$57,866	$78,672
Provision	500	10,813
Charge-offs, net of recoveries	(2,240)	(8,497)

Ending balance	$56,126	$80,988

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans, and other loans for the nine-month periods ended September 30, 2011 and 2010:

	For the Nine-Month Period Ended September 30, 2011	For the Nine-Month Period Ended September 30, 2010
Beginning balance	$69,691	$86,609
Provision	3,400	35,807
Charge-offs, net of recoveries	(16,965)	(41,428)

Ending balance	$56,126	$80,988

As of September 30, 2011 and December 31, 2010, we identified 19 and 27 commercial mortgages, mezzanine loans and other loans with unpaid principal balances of $120,470 and $157,746 as impaired.

The average unpaid principal balance of total impaired loans was $118,164 and $181,301 during the three-month periods ended September 30, 2011 and 2010 and $134,585 and $181,169 during the nine-month periods ended September 30, 2011 and 2010. We recorded interest income from impaired loans of $2 and $141 for the three-month periods ended September 30, 2011 and 2010 and $526 and $2,633 for the nine-month periods ended September 30, 2011 and 2010.

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of September 30, 2011:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS	$637,376	$(156,769)	$480,607	4.6%	22.8
Other securities	11,020	(11,020)	0	4.8%	41.1

Total trading securities	648,396	(167,789)	480,607	4.6%	23.1
Available-for-sale securities	3,600	(3,598)	2	2.1%	31.1
Security-related receivables
TruPS receivables	111,199	(27,037)	84,162	6.9%	11.2
Unsecured REIT note receivables	61,000	2,477	63,477	6.6%	6.2
CMBS receivables (2)	153,868	(83,159)	70,709	5.7%	32.6
Other securities	73,585	(52,996)	20,589	3.3%	30.9

Total security-related receivables	399,652	(160,715)	238,937	5.7%	22.3

Total investments in securities	$1,051,648	$(332,102)	$719,546	5.0%	22.9

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $21,101 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $39,989 that are rated “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $7,560 that are rated “CCC” by Standard & Poor’s and securities with a fair value totaling $2,059 that are rated “D” by Standard & Poor’s.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2011

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

The following table summarizes the non-accrual status of our investments in securities:

	As of September 30, 2011			As of December 31, 2010
	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$75,557	1.0%	$2,944	$133,682	4.1%	$5,581
Other securities	34,035	3.3%	2	42,754	2.8%	976
CMBS receivables	37,204	5.9%	2,489	29,204	5.9%	975

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of September 30, 2011 and December 31, 2010, investment in securities of $748,575 and $806,700, respectively, in principal amount of TruPS and subordinated debentures, and $212,921 and $219,868, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	As of September 30, 2011		As of December 31, 2010
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family real estate properties	$591,341	33	$602,183	33
Office real estate properties	249,212	10	219,567	9
Retail real estate properties	48,979	2	41,838	2
Parcels of land	22,208	3	22,208	3

Subtotal	911,740	48	885,796	47
Less: Accumulated depreciation and amortization	(62,508)		(46,604)

Investments in real estate	$849,232		$839,192

As of September 30, 2011, our investments in real estate of $849,232 are financed through $91,953 of mortgages held by third parties and $791,804 of mortgages held by our consolidated securitizations. Together, along with commercial real estate loans held by these securitizations, these mortgages serve as collateral for the CDO notes payable issued by our consolidated securitizations. All intercompany balances and interest charges are eliminated in consolidation.

Acquisitions:

During the nine-month period ended September 30, 2011, we converted three loans with a carrying value of $85,388, relating to one office property and two multi-family properties, to owned real estate. Upon conversion, we recorded the investment in real estate acquired including any related working capital at fair value of $78,167.

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the three properties acquired during the nine-month period ended September 30, 2011, on the respective date of each conversion, for the real estate accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$78,300
Cash and cash equivalents	402
Restricted cash	582
Other assets	137

Total assets acquired	79,421

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2011

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

During the nine-month period ended September 30, 2011, these investments contributed revenue of $3,803 and a net income allocable to common shares of $1,176. During the nine-month period ended September 30, 2011, we did not incur any third-party acquisition-related costs.

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

Description	For the Nine-Month Period Ended September 30, 2011	For the Nine-Month Period Ended September 30, 2010
Total revenue, as reported	$177,231	$185,513
Pro forma revenue	180,011	192,034
Net income (loss) allocable to common shares, as reported	(35,500)	68,653
Pro forma net income (loss) allocable to common shares	(34,705)	70,282

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

Dispositions:

During the nine-month period ended September 30, 2011, we sold two multi-family properties for a total purchase price of $67,550. We recorded losses on the sale of these assets of $218.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of September 30, 2011:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$107,466	7.0%	Apr. 2031
6.875% convertible senior notes (2)	38,813	38,950	6.9%	Apr. 2027
Secured credit facilities	10,554	10,554	3.0%	Dec. 2016
Senior secured notes (7)	43,000	43,000	12.5%	Apr. 2014
Junior subordinated notes, at fair value (3)	38,052	22,450	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	270,519	247,520	7.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,323,046	1,323,046	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(4)(6)	1,122,495	130,694	0.9%	2037 to 2038
Loans payable on real estate	91,990	91,990	5.9%	Sept. 2015 to May 2021

Total non-recourse indebtedness	2,537,531	1,545,730	0.9%

Total indebtedness	$2,808,050	$1,793,250	1.6%

(1)	Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 6.875% convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022. During October 2011, we repurchased and retired $34,231 in aggregate principal amount of our 6.875% convertible senior notes, leaving $4,582 outstanding.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1,744,031 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1,223,158 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of September 30, 2011 was $879,380. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	In October 2011, we prepaid, in full, our $43,000 12.5% Senior Secured Notes due to mature in April 2014.

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

The current status or activity in our financing arrangements occurring as of or during the nine-month period ended September 30, 2011 is as follows:

Recourse Indebtedness

6.875% convertible senior notes. During the nine-month period ended September 30, 2011, we repurchased $104,800 in aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, or the 6.875% convertible senior notes, for an aggregate purchase price of $103,213. As a result of these transactions, we recorded losses on extinguishment of debt of $120, net of deferred financing costs and unamortized discounts that were written off.

Our 6.875% convertible senior notes are redeemable, at the option of the holder, in April 2012. We expect to acquire, redeem, refinance or otherwise enter into transactions to satisfy our 6.875% convertible senior notes which may include any combination of payments of cash, issuances of our debt and/or equity securities, sales or exchanges of our assets or other methods.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2011

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

The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 131.3268 common shares per $1,000 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $7.61 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

Secured credit facilities. During the nine-month period ending September 30, 2011, we repaid, in full, a $16,160 secured credit facility due to mature in October 2011.

As of September 30, 2011, we have $10,554 outstanding under our remaining secured credit facility. During the three-month period ended September 30, 2011, we renewed our remaining secured credit facility by repaying $8,993 of the $19,547 outstanding principal amount and amending the terms of the remaining $10,554 balance to extend the maturity date from December 2011 to December 2016 and provide for the full amortization of that balance over that five year period. In addition, the interest rate on our secured credit facility was amended to be a floating interest rate of LIBOR plus 275 basis points.

Senior secured notes. During the nine-month period ended September 30, 2011, the holder of the 10.0% senior secured convertible note, or the 10.0% senior note, converted $5,250 principal amount of the 10.0% senior note into 1,500,000 common shares. On April 26, 2011, we prepaid the remaining $15,700 principal amount of the 10.0% senior note.

Loans payable on real estate. During the nine-month period ended September 30, 2011 we refinanced recourse financing consisting of a first mortgage of $12,500 principal amount with a fixed rate of 5.8%, due in April 2012, that was associated with one of our owned real estate properties with non-recourse financing provided by a consolidated securitization. In addition, we refinanced recourse financing consisting of a first mortgage of $7,113 principal amount with a fixed rate of 5.0% due in September 2013, that was associated with one of our owned real estate properties with non-recourse financing provided by a consolidated securitization.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of September 30, 2011.

During the nine-month period ended September 30, 2011, we repurchased, from the market, a total of $6,700 in aggregate principal amount of CDO notes payable issued by our RAIT I CDO securitization. The aggregate purchase price was $2,499 and we recorded a gain on extinguishment of debt of $4,202.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

During the nine-month period ended September 30, 2011, we repurchased, from the market, a total of $15,000 in aggregate principal amount of CDO notes payable issued by our RAIT II CDO securitization. The aggregate purchase price was $4,542 and we recorded a gain on extinguishment of debt of $10,458.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the nine-month period ended September 30, 2011, $24,618 of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Loans payable on real estate. During the nine-month period ended September 30, 2011, we obtained a first mortgage on an investment in real estate from the Federal National Mortgage Association that has a principal balance of $13,400, 7 year term, and a 5.12% interest rate and a first mortgage on an investment in real estate from Bank of America that has a principal balance of $24,000, 10 year term, and a 6.09% interest rate.

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of September 30, 2011, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011		As of December 31, 2010
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$1,677,900	$(194,224)	$1,786,698	$(184,878)
Interest rate caps	36,000	1,308	36,000	1,496

Net fair value	$1,713,900	$(192,916)	$1,822,698	$(183,382)

In November 2011, an interest rate swap agreement, that had a notional amount of $107,113 and strike rate of 5.25%, as of September 30, 2011, will terminate in accordance with its terms.

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $10,748 and $11,391 to earnings for the three-month periods ended September 30, 2011 and 2010 and $32,884 and $34,662 for the nine-month periods ended September 30, 2011 and 2010. For interest rate swaps that are considered ineffective hedges, we reclassified unrealized gains of $12 to earnings for the three-month period ended September 30, 2010 and $50 for the nine-month period ended September 30, 2010.

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. As of September 30, 2011, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $967,276 and had a liability balance with a fair value of $99,012. See Note 8: “Fair Value of Financial Instruments” for the changes in value of these hedges during the three-month and nine-month periods ended September 30, 2011 and 2010. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2011

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

The following table summarizes the carrying amount and the fair value of our financial instruments as of September 30, 2011:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,107,429	$1,055,886
Investments in securities and security-related receivables	719,546	719,546
Cash and cash equivalents	29,693	29,693
Restricted cash	287,877	287,877
Derivative assets	1,308	1,308
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	107,466	78,775
6.875% convertible senior notes	38,950	38,413
Secured credit facilities	10,554	10,554
Senior secured notes	43,000	43,000
Junior subordinated notes, at fair value	22,450	22,450
Junior subordinated notes, at amortized cost	25,100	14,809
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,323,046	722,012
CDO notes payable, at fair value	130,694	130,694
Loans payable on real estate	91,990	91,990
Derivative liabilities	194,224	194,224

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) ) (a)	Balance as of September 30, 2011
Trading securities
TruPS	$0	$0	$480,607	$480,607
Other securities	0	0	0	0
Available-for-sale securities	0	2	0	2
Security-related receivables
TruPS receivables	0	0	84,162	84,162
Unsecured REIT note receivables	0	63,477	0	63,477
CMBS receivables	0	70,709	0	70,709
Other securities	0	20,589	0	20,589
Derivative assets	0	1,308	0	1,308

Total assets	$0	$156,085	$564,769	$720,854

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) ) (a)	Balance as of September 30, 2011
Junior subordinated notes, at fair value	$0	$0	$22,450	$22,450
CDO notes payable, at fair value	0	0	130,694	130,694
Derivative liabilities	0	93,904	100,320	194,224

Total liabilities	$0	$93,904	$253,464	$347,368

(a)	During the nine-month period ended September 30, 2011, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the nine-month period ended September 30, 2011:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2010	$454,473	$83,087	$537,560
Change in fair value of financial instruments	84,259	1,075	85,334
Purchases	0	0	0
Sales	(58,125)	0	(58,125)

Balance, as of September 30, 2011	$480,607	$84,162	$564,769

Liabilities	Derivative Liabilities	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2010	$87,632	$148,072	$4,422	$240,126
Change in fair value of financial instruments	12,688	7,239	18,028	37,955
Purchases	0	0	0	0
Sales	0	0	0	0
Principal repayments	0	(24,617)	0	(24,617)

Balance, as of September 30, 2011	$100,320	$130,694	$22,450	$253,464

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
Description	2011	2010	2011	2010
Change in fair value of trading securities and security-related receivables	$2,924	$26,004	$21,559	$109,003
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(11,406)	7,555	(25,268)	(891)
Change in fair value of derivatives	(26,515)	(19,322)	(51,404)	(72,992)

Change in fair value of financial instruments	$(34,997)	$14,237	$(55,113)	$35,120

The changes in the fair value for the investment in securities, CDO notes payable and other liabilities for which the fair value option was elected for the three-month and nine-month periods ended September 30, 2011 and 2010 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of derivatives for which the fair value option was elected for the three-month and nine-month periods ended September 30, 2011 and 2010 was mainly due to changes in interest rates.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 9: VARIABLE INTEREST ENTITIES

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date. As of September 30, 2011 our consolidated VIEs were: Taberna Preferred Funding VIII, Ltd., Taberna Preferred Funding IX, Ltd, RAIT CRE CDO I, Ltd., RAIT Preferred Funding II, Ltd., Willow Grove and Cherry Hill.

	As of September 30, 2011	As of December 31, 2010

Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,869,713	$1,913,089
Allowance for losses	(13,083)	(15,526)

Total investments in mortgages and loans	1,856,630	1,897,563
Investments in real estate	21,046	21,054
Investments in securities and security-related receivables, at fair value	719,555	705,455
Cash and cash equivalents	327	73
Restricted cash	149,972	151,045
Accrued interest receivable	56,894	55,105
Other assets	27,421	0
Deferred financing costs, net of accumulated amortization of $10,359 and $8,608, respectively	16,021	17,999

Total assets	$2,847,866	$2,848,294

Liabilities and Equity
Indebtedness (including $130,694 and $148,072 at fair value, respectively)	$1,691,049	$1,707,352
Accrued interest payable	45,144	34,745
Accounts payable and accrued expenses	1,450	1,450
Derivative liabilities	194,224	184,878
Deferred taxes, borrowers’ escrows and other liabilities	0	3,814

Total liabilities	1,931,867	1,932,239
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(121,966)	(123,316)
RAIT Investment	55,700	103,862
Retained earnings	982,265	935,509

Total shareholders’ equity	915,999	916,055

Total liabilities and equity	$2,847,866	$2,848,294

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

On July 26, 2011, our board of trustees declared a third quarter 2011 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on September 30, 2011 to holders of record on September 1, 2011 and totaled $3,407.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

On October 25, 2011, our board of trustees declared a fourth quarter 2011 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on January 3, 2012 to holders of record on December 1, 2011.

Common Shares

Dividends:

On January 10, 2011, the board of trustees declared a $0.09 dividend on our common shares to holders of record as of January 21, 2011. The dividend was paid on January 31, 2011 and totaled $3,204.

On May 17, 2011, the board of trustees declared a $0.06 dividend on our common shares to holders of record as of July 8, 2011. The dividend was paid on July 29, 2011 and totaled $2,293.

On September 12, 2011, the board of trustees declared a $0.06 dividend on our common shares to holders of record as of October 7, 2011. The dividend was paid on October 31, 2011 and totaled $2,405 and is included in other liabilities in the accompanying consolidated balance sheet.

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

Equity Compensation:

During the nine-months ended September 30, 2011, 340,649 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance 6,262,545 common shares. During the nine-month period ended September 30, 2011, we issued a total of 1,158,292 common shares pursuant to the DRSPP at a weighted-average price of $3.74 per share and we received $4,257 of net proceeds. As of September 30, 2011, 2,740,920 common shares, in aggregate, remain available for issuance under the DRSPP. Effective October 28, 2011, we registered and reserved for issuance an additional 7,759,080 common shares for issuance under the DRSPP so that the aggregate number of common shares available for issuance under the DRSPP was 10,500,000 common shares.

Capital on Demand™ Sales Agreement:

On August 6, 2010, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 5,833,333 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. For the nine-month period ended September 30, 2011, 2,815,528 common shares were issued pursuant to this arrangement at a

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

weighted average price of $8.77 and we received $22,934 of proceeds. As of September 30, 2011, there are no common shares that remain available for issuance under the COD sales agreement.

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2011 and 2010:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2011	2010	2011	2010
Income (loss) from continuing operations	$(17,771)	$20,804	$(26,188)	$79,707
(Income) loss allocated to preferred shares	(3,407)	(3,406)	(10,235)	(10,227)
(Income) loss allocated to noncontrolling interests	59	210	176	803

Income (loss) from continuing operations allocable to common shares	(21,119)	17,608	(36,247)	70,283
Income (loss) from discontinued operations	(50)	(2,556)	747	(1,630)

Net income (loss) allocable to common shares	$(21,169)	$15,052	$(35,500)	$68,653

Weighted-average shares outstanding—Basic	38,771,022	30,330,259	37,822,750	27,384,451
Dilutive securities under the treasury stock method	0	556,886	0	416,197

Weighted-average shares outstanding—Diluted	38,771,022	30,887,145	37,822,750	27,800,648

Earnings (loss) per share—Basic:
Continuing operations	$(0.55)	$0.58	$(0.96)	$2.57
Discontinued operations	0.00	(0.08)	0.02	(0.06)

Total earnings (loss) per share—Basic	$(0.55)	$0.50	$(0.94)	$2.51

Earnings (loss) per share—Diluted:
Continuing operations	$(0.55)	$0.57	$(0.96)	$2.53
Discontinued operations	0.00	(0.08)	0.02	(0.06)

Total earnings (loss) per share—Diluted	$(0.55)	$0.49	$(0.94)	$2.47

For the three-month and nine-month periods ended September 30, 2011, securities convertible into 1,275,244 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three-month and nine-month periods ended September 30, 2010, securities convertible into 3,698,272 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of September 30, 2011 and December 31, 2010, we had $7,848 and $72, respectively, of cash and cash equivalents and $577 and $985, respectively, of restricted cash on deposit at Bancorp. We did not receive any interest income from the Bancorp during the three-month and nine-month periods ended September 30, 2011 and 2010. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp under a lease agreement extending through August 2014 at an annual rental expense based upon the amount of square footage occupied. We have a sublease agreement with a third party for the remaining term of our sublease. Rent paid to Bancorp was $78 and

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

$79 for the three-month periods ended September 30, 2011 and 2010, respectively and $240 and $226 for the nine-month periods ended September 30, 2011 and 2010. Rent received for our sublease was $42 for the three-month periods ended September 30, 2011 and 2010 and was $127 and $124 for the nine-month periods ended September 30, 2011 and 2010.

NOTE 13: DISCONTINUED OPERATIONS

For the three-month and nine-month periods ended September 30, 2011, income (loss) from discontinued operations relates to one real estate property sold since January 1, 2011. For the three-month and nine-month periods ended September 30, 2010, income (loss) from discontinued operations relates to three real estate properties designated as held for sale and four real estate properties that we sold or deconsolidated since January 1, 2010. The following table summarizes revenue and expense information for real estate properties classified as discontinued operations:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2011	2010	2011	2010
Revenue:
Rental income	$0	$2,397	$2,072	$7,495
Expenses:
Real estate operating expense	(3)	1,411	1,205	4,626
General and administrative expense	0	0	1	0
Depreciation expense	0	631	0	1,856

Total expenses	(3)	2,042	1,206	6,482

Income (loss) before interest and other income	3	355	866	1,013
Interest and other income	0	0	0	2

Income (loss) from discontinued operations	3	355	866	1,015
Gain (loss) on sale of assets	(53)	(2,911)	(119)	(2,645)

Total income (loss) from discontinued operations	$(50)	$(2,556)	$747	$(1,630)

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2011

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 16: SUBSEQUENT EVENTS

On October 5, 2011, we entered into an exchange agreement with Taberna VIII pursuant to which we issued four senior secured notes, or the senior notes, with an aggregate principal amount equal to $100 million to Taberna VIII in exchange for a portfolio of real estate related debt securities, or the exchanged securities, held by Taberna VIII. Taberna VIII is a subsidiary of ours and, as a result, the senior secured notes will be eliminated in consolidation. The senior notes and the exchanged securities were determined to have approximately equivalent fair market value at the time of the exchange.

The senior notes were issued pursuant to an indenture agreement dated October 5, 2011 and contains customary events of default, including those relating to nonpayment of principal or interest when due and defaults based upon events of bankruptcy and insolvency. The four senior notes have the following terms:

Note Number	Principal Amount	Fixed Interest Rate	Maturity Date
1	$25,000	6.75%	April 30, 2017
2	$25,000	6.85%	October 30, 2017
3	$25,000	7.15%	October 30, 2018
4	$25,000	7.25%	April 30, 2019

Interest accrues from October 5, 2011 and will be payable quarterly in arrears on October 30, January 30, April 30 and July 30 of each year, beginning October 30, 2011. The senior notes are secured and are not convertible into equity securities of RAIT.

In October 2011, we sold four commercial real estate mortgages with an unpaid principal balance of $60,869 for gross proceeds of $63,991. As of September 30, 2011, we were holding $64,152 in restricted cash that was pending the completion of our sale of four loans in October 2011.

During October 2011, we repurchased $34,231 in aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, which are redeemable at the option of the holder in April 2012, for an aggregate purchase price of $34,347. As a result of these transactions we recorded a loss on the extinguishment of debt of $777.

Subsequent to September 30, 2011, we prepaid, in full, our $43,000 12.5% Senior Secured Notes due to mature in April 2014.

On October 27, 2011, we entered into a two year repurchase agreement, or the CMBS facility, pursuant to which we may sell, and later repurchase, performing whole mortgage loans or senior interests in whole mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in commercial mortgage-backed securities, or CMBS, transactions. The aggregate principal amount of the CMBS facility is $100,000 and incurs interest at LIBOR plus 250 basis points. The CMBS facility contains standard margin call provisions and financial covenants.

Subsequent to September 30, 2011, we completed the conversion of one commercial real estate loan with a carrying value of $22,797 to real estate owned properties. We are completing the process of estimating the fair value of the assets acquired.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders of RAIT Financial Trust

We have reviewed the accompanying consolidated balance sheet of RAIT Financial Trust and subsidiaries as of September 30, 2011 and the related consolidated statements of operations, other comprehensive income (loss) and cash flows for the three and nine month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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
Philadelphia, Pennsylvania November 4, 2011

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

In order to take advantage of market opportunities in the future, and to maximize shareholder value over time, we will continue to focus on:

•

expanding RAIT’s commercial real estate revenue by investing in commercial real estate-related assets, managing and servicing investments for our own account or for others, providing property management services and providing our broker-dealer activities;

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

We generated net loss allocable to common shares of $35.5 million, or $0.94 per common share-diluted, during the nine-month period ended September 30, 2011. The primary items affecting our performance were the following:

•

Change in fair value of financial instruments. For the nine-month period ended September 30, 2011, the net change in fair value of financial instruments decreased net income by $55.1 million. The primary driver of this decrease was our interest rate hedges and CDO Notes payable that we record at fair value under FASB ASC Topic 825, “Financial Instruments”. During the nine-months ended September 30, 2011, we experienced a general decline in interest rates across the interest rate curve which caused declines in the value of our interest rate hedges.

•

Gains (losses) on debt extinguishments. During the nine-month period ended September 30, 2011, we repurchased $104.8 million of our 6.875% convertible senior notes for an aggregate purchase price of $103.2 million. These transactions generated a loss on debt extinguishment of $0.1 million, including the write-off of unamortized deferred financing costs. During the nine-month period ended September 30, 2011, we repurchased, from the market, a total of $21,700 in aggregate principal amount of CDO notes payable issued by our RAIT I CDO and RAIT II CDO securitizations. The aggregate purchase price was $7,041 and we recorded a gain on extinguishment of debt of $14,659. See “Liquidity and Capital Resources-Capitalization” below for more information regarding these transactions.

We expect to continue to focus our efforts on enhancing our commercial real estate loan portfolio and our investments in real estate, which are our primary investment portfolios. Although economic conditions are improving, some of our borrowers within our commercial real estate loan portfolio are under financial stress. Where it is likely to enhance our ultimate returns, we will consider restructuring loans or foreclosing on the underlying property. During the nine-month period ended September 30, 2011, we converted two loans into direct ownership. We expect to engage in ongoing workout activity with respect to our commercial real estate loans that may result in the conversion of the property into owned real estate. We may take a non-cash charge to earnings at the time of any loan conversion to the extent the amount of our loan, reduced by any allowance for losses and certain other expenses, exceeds the fair value of the property at the time of the conversion.

We are expanding our ability to benefit from positive developments in the commercial mortgage-backed securities, or CMBS, markets. We believe there is growing demand from unaffiliated commercial mortgage-backed securitizations for commercial real estate loans which meet market standards for inclusion in securitizations. We completed the sale of $61.0 million of CMBS eligible loans into an unaffiliated CMBS securitization in October 2011 and recently entered into a $100.0 million CMBS facility, which will be used to fund CMBS eligible loans we originate for sale into future CMBS securitizations.

We continue to explore opportunities arising from sponsoring non-traded REITs and similar vehicles due to our capacity to originate and manage commercial real estate-related assets. We believe non-traded REITs and similar vehicles offer new funding sources to raise equity capital through independent broker-dealer networks. We expect to benefit from non-traded REITs we form from compensation we would receive in its offering, managing its operations and any distributions on, or appreciation of, equity or other securities we may retain in them. To-date, we have sponsored Independence Realty Trust, Inc. that we acquired in January 2011.

Key Statistics

Set forth below are key statistics relating to our business through September 30, 2011 (dollars in thousands, except per share data):

As of or For the Three-Month Periods Ended
September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Financial Statistics:
Recourse debt maturing within 1-year (a)	$1,833	$19,745	$20,040	$41,489	$7,919
Assets under management	$3,633,133	$3,763,184	$3,822,534	$3,837,526	$3,901,342
Debt to equity	2.3	x	2.2	x	2.1	x	2.3	x	2.6	x
Total revenue	$60,089	$58,863	$58,279	$59,057	$58,899
Earnings per share, diluted	$(0.55)	$(0.53)	$0.16	$0.86	$0.49
Common dividend declared	$0.06	$0.06	$0.09	(b)	$0.00	(b)	$0.00	(b)

Commercial Real Estate (“CRE”) Loan Portfolio (c):
Reported CRE Loans—unpaid principal	$1,064,946	$1,122,898	$1,149,169	$1,173,141	$1,216,875
Non-accrual loans—unpaid principal	$91,833	$94,117	$121,054	$122,306	$143,212
Non-accrual loans as a % of reported loans	8.6%	8.4%	10.5%	10.4%	11.8%
Reserve for losses	$50,609	$49,906	$58,809	$61,731	$73,029
Reserves as a % of non-accrual loans	55.1%	53.0%	48.6%	50.5%	51.0%
Provision for losses	$500	$950	$1,950	$2,500	$10,813

CRE Property Portfolio:
Reported investments in real estate	$849,232	$851,916	$859,983	$839,192	$818,184
Number of properties owned	48	48	48	47	47
Multifamily units owned	8,014	8,014	8,311	8,311	8,231
Office square feet owned	1,786,860	1,786,908	1,786,908	1,632,978	1,634,997
Retail square feet owned	1,114,250	1,116,171	1,116,063	1,116,112	1,069,588

Average physical occupancy data:
Multifamily properties	89.8%	88.6%	88.0%	85.5%	84.6%
Office properties	68.5%	68.8%	70.7%	67.8%	52.5%
Retail properties	68.9%	62.0%	56.3%	58.8%	57.7%

Total	84.5%	83.1%	82.4%	79.2%	74.8%

(a)	Excludes our 6.875% convertible senior notes that have a final maturity in April 2027 but are redeemable in full in April 2012. Includes any principal amortization on recourse debt that is required prior to the stated maturity.
(b)	On January 10, 2011, we declared a 2010 annual cash dividend on our common shares of $0.09 per common share, split adjusted. The dividends were paid on January 31, 2011 to holders of record on January 21, 2011.
(c)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only and does not include other loans. See Note 3-”Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.

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

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of September 30, 2011 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$654,497	6.7%	Nov. 2011 to May 2021	39
Mezzanine loans	339,843	8.9%	Nov. 2011 to Nov. 2038	93
Preferred equity interests	60,070	10.5%	Nov. 2011 to Aug. 2025	21

Total CRE Loans	1,054,410	7.6%		153
Other loans	54,226	6.4%	Nov. 2011 to Oct. 2016	4

Total investments in loans	$1,108,636	7.6%		157

We currently have limited capacity to originate new investments. However, we are focusing on this asset class as economic conditions improve and our lending capacity increases. For the nine month period ended September 30, 2011, we originated $79.6 million in commercial mortgages.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of September 30, 2011:

(a)	Based on book value.

Investments in real estate. We generate a return on our real estate investments through rental income and other sources of income from the operations of our real estate investments. By owning real estate, we also participate in any increase in the value of the real estate in addition to current income. We finance our real estate holdings through a combination of secured mortgage financing provided by financial institutions and existing financing provided by our two CRE loan securitizations. During the nine-month period ended September 30, 2011, we acquired $78.3 million of real estate investments upon conversion of $85.4 million of commercial real estate loans, typically retaining the existing financing provided by our two CRE loan securitizations.

The table below describes certain characteristics of our investments in real estate as of September 30, 2011 (dollars in thousands, except average effective rent):

	Investments in Real Estate (a)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	Average Effective Rent (a)
Multi-family real estate properties (b)	$555,916	89.8%	8,014	33	$688
Office real estate properties (c)	224,981	68.5%	1,786,860	10	18.93
Retail real estate properties (c)	46,127	68.9%	1,114,250	2	8.65
Parcels of land	22,208	0%	7.3	3	N/A

Total	$849,232	84.5%		48

(a)	Based on operating performance for the nine-month period ended September 30, 2011.
(b)	Average effective rent is rent per unit per month.
(c)	Average effective rent is rent per square foot per year.

We expect this asset category to increase in size as we may find it desirable to protect or enhance our risk-adjusted returns by taking control of properties underlying our commercial real estate loans when restructuring or otherwise exercising our remedies regarding underperforming loans.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of September 30, 2011:

(a)	Based on book value.

Investment in debt securities—TruPS and Subordinated Debentures. Historically, we provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of September 30, 2011, we retained a controlling interest in two such securitizations—Taberna VIII and Taberna IX, which are consolidated entities. All of the collateral assets for the debt securities and the related non-recourse securitization financing obligations are presented at fair value in our consolidated financial statements. During 2011, due to the non-recourse nature of these entities and the recent credit performance of the underlying collateral, we received only our senior collateral management fees from these two securitizations.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of September 30, 2011 (dollars in thousands):

			Issuer Statistics
Industry Sector	Estimated Fair Value	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$103,249	2.8%	68.9%	2.4x
Office	139,940	7.8%	61.7%	1.8x
Residential Mortgage	45,173	2.5%	79.7%	2.1x
Specialty Finance	86,239	5.0%	84.2%	(0.7	)x
Homebuilders	60,814	7.8%	62.6%	1.0x
Retail	74,510	3.9%	60.6%	1.6x
Hospitality	29,568	6.3%	88.2%	2.4x
Storage	25,276	8.0%	58.8%	4.5x

Total	$564,769	5.0%	69.1%	1.6x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of September 30, 2011:

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

The table and the chart below describe certain characteristics of our real estate-related debt securities as of September 30, 2011 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Book Value
Unsecured REIT note receivables	$63,477	6.6%	6.2	$61,000
CMBS receivables	70,709	5.7%	32.6	153,868
Other securities	20,591	3.2%	32.0	88,205

Total	$154,777	5.1%	27.3	$303,073

(a)	S&P Ratings as of September 30, 2011.

Independence Realty Trust, Inc.

On January 20, 2011, we acquired a development stage, non-traded public REIT and subsequently changed its name to Independence Realty Trust, Inc. We paid approximately $2.5 million for Independence and certain of its affiliated entities. Independence is currently a subsidiary of RAIT.

We expect Independence to raise capital for investing in multi-family commercial real estate assets and sponsored its public offering of its common stock. Independence plans to offer a minimum of $2,500,000 and a maximum of $1,095,000,000 in shares of its common stock in its offering. These shares are being offered on a best efforts basis and we cannot assure you whether Independence will be able to raise capital in its offering and, if so, when and how much. No amounts have been raised in Independence’s offering as of the date of this filing. Any disclosure concerning Independence is neither an offer nor a solicitation to purchase securities issued by Independence. We incurred expenses on Independence’s behalf in connection with this offering. Our ability to be reimbursed for these expenses will depend on the terms and success of the offering.

Our subsidiaries serve as the dealer-manager, external advisor and property manager of Independence. We have contributed six multifamily properties with an aggregate purchase price of $103.8 million to Independence in exchange for the assumption by Independence of indebtedness associated with those properties of $64.6 million and $39.2 million of limited partner interests in Independence’s operating partnership. We may contribute additional properties to Independence.

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

A summary of the CDO investments in our consolidated securitizations as of the most recent payment information is as follows:

•

RAIT I—RAIT I has $1.0 billion of total collateral, of which $63.4 million is defaulted. The current overcollateralization (O/C) test is passing at 123.7% with an O/C trigger of 116.2%. We currently own $243.7 million of the securities issued by this CDO. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. In October 2011, we pledged $43.7 million of these securities we own as collateral for a senior secured note we issued.

•

RAIT II—RAIT II has $822.7 million of total collateral, of which $4.2 million is defaulted. The current O/C test is passing at 119.1% with an O/C trigger of 111.7%. We currently own $244.7 million of the securities issued by this CDO. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. In October 2011, we pledged $104.0 million of these securities we own as collateral for a senior secured note we issued.

•

Taberna VIII—Taberna VIII has $590.0 million of total collateral, of which $90.7 million is defaulted. The current O/C test is failing at 82.7% with an O/C trigger of 103.5%. We currently own $133.0 million of the securities issued by this CDO. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

Taberna IX—Taberna IX has $618.7 million of total collateral, of which $134.5 million is defaulted. The current O/C test is failing at 75.4% with an O/C trigger of 105.4%. We currently own $186.5 million of the securities issued by this CDO. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

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

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the three-month and nine-month periods ended September 30, 2011 and 2010 (in thousands, except share information):

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2011	2010	2011	2010
Funds From Operations:
Net income (loss) allocable to common shares	$(21,169)	$15,052	$(35,500)	$68,653
Adjustments:
Real estate depreciation and amortization	7,024	7,702	20,817	21,151
(Gains) losses on the sale of real estate	50	2,911	218	2,645

Funds From Operations	$(14,095)	$25,665	$(14,465)	$92,449

Weighted-average shares—diluted	38,771,022	30,887,145	37,822,750	27,800,648

Adjusted Funds From Operations:
Funds From Operations	$(14,095)	$25,665	$(14,465)	$92,449
Adjustments:
Change in fair value of financial instruments	34,997	(14,237)	55,113	(35,120)
(Gains) losses on debt extinguishment	(11,371)	(14,278)	(14,540)	(51,290)
Capital expenditures, net of direct financing	(671)	(568)	(1,446)	(1,136)
Straight-line rental adjustments	(1,096)	75	(2,783)	40
Amortization of deferred items and intangible assets	1,046	371	2,482	(475)
Share-based compensation	79	583	396	2,877

Adjusted Funds From Operations	$8,889	$(2,389)	$24,757	$7,345

Weighted-average shares—diluted	38,771,022	30,887,145	37,822,750	27,800,648

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

The table below summarizes our AUM as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	AUM as of September 30, 2011	AUM as of December 31, 2010
Commercial real estate portfolio (1)	$1,902,399	$1,976,815
U.S. TruPS portfolio (2)	1,730,734	1,860,711

Total	$3,633,133	$3,837,526

(1)	As of September 30, 2011 and December 31, 2010, our commercial real estate portfolio was comprised of $1.0 billion and $1.1 billion of assets collateralizing RAIT I and RAIT II, $849.2 million and $839.2 million, respectively, of investments in real estate and $25.2 million and $30.4 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(2)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I, Taberna VIII, and Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

Results of Operations

Three-Month Period Ended September 30, 2011 Compared to the Three-Month Period Ended September 30, 2010

Interest income. Interest income decreased $3.8 million, or 10.2%, to $33.5 million for the three-month period ended September 30, 2011 from $37.3 million for the three-month period ended September 30, 2010. Generally, our interest income has declined, when compared to the three-month period ended September 30, 2010, as a result of a decrease in our average investments in loans and securities. Our average investments in loans and securities declined from $2.1 billion for the three months ended September 30, 2010 to $1.9 billion during the three months ended September 30, 2011. This decline was primarily caused by:

•	principal repayments of $175.1 million on our investments in loans and $10.1 million from our investments in securities since September 30, 2010

•	conversion of $88.5 million of loans to owned real estate since September 30, 2010,

•	net of production of new investments totaling $85.2 million since September 30, 2010.

The weighted-average interest rates on our investments in loans decreased from 7.65% as of September 30, 2010 to 7.57% as of September 30, 2011.

Rental income. Rental income increased $5.2 million to $23.6 million for the three-month period ended September 30, 2011 from $18.4 million for the three-month period ended September 30, 2010. Five properties acquired or consolidated since September 30, 2010 contributed $2.7 million to the increase while an additional $0.4 million is attributable to two properties acquired in July 2010 which were present for a full quarter of operations in the third quarter in 2011. The remaining $2.1 million increase in rental income is due to improved occupancy and rental rates at properties we acquired prior to July 1, 2010.

Fee and other income. Fee and other income decreased $0.3 million, or 9.4%, to $2.9 million for the three-month period ended September 30, 2011 from $3.2 million for the three-month period ended September 30, 2010. This reduction is attributable to a decrease of $0.5 million in riskless trade and brokerage fee income and a $0.3 million decline in property reimbursement income due to lower expenses at managed properties. These were partially offset by $0.5 million of consulting fee income.

Expenses

Interest expense. Interest expense decreased $1.3 million, or 5.4%, to $22.7 million for the three-month period ended September 30, 2011 from $24.0 million for the three-month period ended September 30, 2010. The decrease is primarily attributable to repurchases of $104.8 million of our 6.875% convertible senior notes, $50.2 million of our CDO notes payable, and repayment of our $21 million senior secured convertible note, offset by additional interest and discount amortization expenses incurred for the issuance of new debt instruments since September 30, 2010. Our interest expense also decreased due to the effect on our floating rate indebtedness from the reduction in short-term LIBOR of approximately 10 basis points during the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010.

Real estate operating expense. Real estate operating expense increased $0.6 million to $14.6 million for the three-month period ended September 30, 2011 from $14.0 million for the three-month period ended September 30, 2010. The increase is attributable to $1.4 million of operating expenses from five new properties acquired or consolidated since September 30, 2010 and $0.1 million from two properties acquired during the three months ended September 30, 2010 which were present for a full quarter of operations in the third quarter in 2011. These increases were offset by $0.9 million of decreased expenses at our owned properties acquired prior to July 1, 2010.

Compensation expense. Compensation expense increased $0.1 million, or 1.5%, to $6.9 million for the three-month period ended September 30, 2011 from $6.8 million for the three-month period ended September 30, 2010. This increase was due to $1.2 million in severance paid during the quarter which was partially offset by a decrease in salary and related expenses of $0.6 million. Additionally, there was a reduction in stock-based compensation expense of $0.5 million as several awards were fully vested in 2010 and no corresponding awards were made in 2011.

General and administrative expense. General and administrative expense decreased $0.3 million, or 7.0%, to $4.0 million for the three-month period ended September 30, 2011 from $4.3 million for the three-month period ended September 30, 2010 due to a decline in expenses for professional fees related to legal, tax, and audit services.

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan portfolios. The provision for losses decreased by $10.3 million for the three-month period ended September 30, 2011 to $0.5 million as compared to $10.8 million for the three-month period ended September 30, 2010. The decrease is attributable to the improved performance of our investment in loans portfolio during 2011 as compared to 2010. At September 30, 2011 we had $111.3 million of investment in loans on non-accrual, down from $164.1 million of investment in loans on non-accrual as of September 30, 2010. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Depreciation and amortization expense. Depreciation expense decreased $0.1 million to $7.3 million for the three-month period ended September 30, 2011 from $7.4 million for the three-month period ended September 30, 2010. The decrease is primarily attributable to a $0.9 million decrease in depreciation expense due to the full amortization of certain corporate fixed assets as well as those at properties acquired or consolidated prior to July 1, 2010. This reduction was offset by an increase of $0.7 million at five new properties, acquired or consolidated since September 30, 2010 and $0.1 from two properties acquired during the three months ended September 30, 2010 present for a full quarter during the three months ended September 30, 2011.

Interest and other income (expense)

Gains (Losses) on sale of assets. Gains on sale of assets were $1.5 million during the three-month period ended September 30, 2011 as a result of the sale of investments in securities.

Gains on extinguishment of debt. Gains on extinguishment of debt during the three-month period ended September 30, 2011 decreased $2.9 million to $11.4 million from $14.3 million for the three-month period ended September 30, 2010. These gains are attributable to the repurchase of $15.0 million principal amount of RAIT CRE CDO II debt notes from the market for $4.5 million of cash, resulting in gains on extinguishment of debt of $10.5 million.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the three-month periods ended September 30, 2011 and 2010, the fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three-Month Period Ended September 30, 2011	For the Three-Month Period Ended September 30, 2010
Change in fair value of trading securities and security-related receivables	$2,924	$26,004
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(11,406)	7,555
Change in fair value of derivatives	(26,515)	(19,322)

Change in fair value of financial instruments	$(34,997)	$14,237

Discontinued operations. We recorded a $0.1 million loss from discontinued operations for the three-month period ended September 30, 2011 compared to a $2.6 million loss for the three-month period ended September 30, 2010. The decrease is attributable to the timing of properties acquired, sold, or deconsolidated during the respective periods.

Nine-Month Period Ended September 30, 2011 Compared to the Nine-Month Period Ended September 30, 2010

Revenue

Interest income. Interest income decreased $16.2 million, or 13.8%, to $101.6 million for the nine-month period ended September 30, 2011 from $117.8 million for the nine-month period ended September 30, 2010. Generally, our interest income has declined, when compared to the nine-month period ended September 30, 2010, as a result of a decrease in our average investments in loans and securities. Our average investments in loans and securities declined from $2.3 billion for the nine months ended September 30, 2010 to $2.0 billion during the nine months ended September 30, 2011. This decline was primarily caused by:

•	principal repayments of $175.1 million on our investments in loans and $10.1 million from our investments in securities since September 30, 2010

•	conversion of $88.5 million of loans to owned real estate since September 30, 2010,

•	net of production of new investments totaling $85.2 million since September 30, 2010.

The weighted-average interest rates on our investments in loans decreased from 7.65% as of September 30, 2010 to 7.57% as of September 30, 2011.

Rental income. Rental income increased $14.9 million to $67.1 million for the nine-month period ended September 30, 2011 from $52.2 million for the nine-month period ended September 30, 2010. Five properties acquired or consolidated since September 30, 2010 contributed $6.2 million to the increase, while $4.5 million is attributable to nine properties acquired or consolidated during the nine months ended September 30, 2010 which were present for all of the first three quarters of 2011. The remaining $4.2 million increase resulted from improved occupancy and rental rates at our owned properties acquired prior to January 1, 2010.

Fee and other income. Fee and other income decreased $7.0 million, or 44.9%, to $8.6 million for the nine-month period ended September 30, 2011 from $15.6 million for the nine-month period ended September 30, 2010. Collateral management and restructuring fee income decreased $2.4 million and $2.1 million, respectively, due to the sale or delegation of our collateral management rights on eight Taberna securitizations during April 2010. Additionally, riskless trade and brokerage fee income decreased $1.3 million and property reimbursement income decreased $1.1 million due to lower expenses at managed properties.

Expenses

Interest expense. Interest expense decreased $5.8 million, or 7.8%, to $68.4 million for the nine-month period ended September 30, 2011 from $74.2 million for the nine-month period ended September 30, 2010. The decrease is primarily attributable to repurchases of $104.8 million of our 6.875% convertible senior notes, $50.2 million of our CDO notes payable, and the repayment of a $21 million senior secured convertible note, offset by additional interest cost and discount amortization expense incurred for the issuance of new debt instruments since September 30, 2010. Additionally, the company repaid $25.9 million of our secured credit facilities, restructured a subordinated note, and our floating rate indebtedness was impacted by an approximate 10 basis point decline in short term LIBOR rates.

Real estate operating expense. Real estate operating expense increased $3.1 million to $41.0 million for the nine-month period ended September 30, 2011 from $37.9 million for the nine-month period ended September 30, 2010. The increase is attributable to $3.3 million of operating expenses from five new properties acquired or consolidated since September 30, 2010 and $1.3 million from nine properties acquired during the nine months ended September 30, 2010 which were present for all of the first three quarters of 2011. These increases were offset by $1.5 million of decreased expenses at our owned properties acquired prior to January 1, 2010.

Compensation expense. Compensation expense decreased $2.5 million, or 11.5%, to $19.2 million for the nine-month period ended September 30, 2011 from $21.7 million for the nine-month period ended September 30, 2010. Severance expense increased during the nine-month period ended September 30, 2011 by $1.2 million as compared to the nine-month period ended September 30, 2010 but was offset by reductions to salary and related expenses. Stock based compensation expense declined $2.5 million as several awards were fully vested in 2010 and no corresponding awards were made in 2011.

General and administrative expense. General and administrative expense decreased $1.2 million, or 8.2%, to $13.4 million for the nine-month period ended September 30, 2011 from $14.6 million for the nine-month period ended September 30, 2010. Expenses for professional fees related to legal, tax, and audit services declined $1.4 million, insurance expenses decreased by $0.3 million, and other G&A expenses including IT services, rent, and travel and entertainment decreased by $0.3 million. These decreases were offset by $0.8 million of acquisition expenses related to the acquisition and development of our non-traded public REIT, Independence Realty Trust, Inc.

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan portfolios. The provision for losses decreased by $32.4 million for the nine-month period ended September 30, 2011 to $3.4 million as compared to $35.8 million for the nine-month period ended September 30, 2010. The decrease is attributable to the improved performance of our investment in loans portfolio during 2011 as compared to 2010. At September 30, 2011 we had $111.3 million of investment in loans on non-accrual, down from $164.1 million of investment in loans on non-accrual as of September 30, 2010. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Depreciation and amortization expense. Depreciation expense increased $1.1 million to $21.7 million for the nine-month period ended September 30, 2011 from $20.6 million for the nine-month period ended September 30, 2010. This increase was primarily attributable to $1.2 million from five new properties, acquired or consolidated since September 30, 2010 and $0.8 million from nine properties acquired or consolidated during the nine-months ended September 30, 2010 present for a full three quarters of operations. These increases were offset by a $0.9 million decrease due to the full amortization of certain corporate fixed assets as well as those at properties acquired or consolidated prior to January 1, 2010.

Interest and other income (expense)

Gains (Losses) on sale of assets. Gains on sale of assets were $3.4 million during the nine-month period ended September 30, 2011. The gains principally relate to the sale of certain bonds held in our consolidated Taberna securitizations, Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd for which we recorded gains of $3.7 million as well as $1.5 million from the sale of investment securities. These gains were partially offset by $2.0 million of losses incurred from the disposition of four loans from our consolidated CRE securitizations.

Gains on extinguishment of debt. Gains on extinguishment of debt during the nine-month period ended September 30, 2011 are attributable to the repurchase of $6.7 million principal amount of RAIT CRE CDO I and $15.0 million principal amount of RAIT CRE CDO II debt notes from the market for $7.0 million of cash. As a result of these repurchases we recorded gains on extinguishment of debt of $14.7 million. These gains were partially offset by repurchases of $104.8 million in aggregate principal amount of our 6.875% convertible senior notes due April 2027. The notes were repurchased for $103.2 million of cash. As a result of these repurchases, we recorded losses on extinguishment of debt of $1.0 million, including the write-off of associated deferred financing costs and debt discounts.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the nine-month periods ended September 30, 2011 and 2010, the fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Nine-Month Period Ended September 30, 2011	For the Nine-Month Period Ended September 30, 2010
Change in fair value of trading securities and security-related receivables	$21,559	$109,003
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(25,268)	(891)
Change in fair value of derivatives	(51,404)	(72,992)

Change in fair value of financial instruments	$(55,113)	$35,120

Discontinued operations. Income from discontinued operations increased $2.3 million to $0.7 million for the nine-month period ended September 30, 2011 compared to a loss of $1.6 million for the nine-month period ended September 30, 2010. The decrease is attributable to the timing of properties acquired, sold, or deconsolidated during the respective periods. Included in discontinued operations for the nine-months ended September 30, 2011 is $0.8 million net income from a sold property.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs. Due to current market conditions, the cash flow to us from a number of the securitizations we sponsored has been reduced or eliminated. We are seeking to expand our use of short term financing and secured lines of credit while developing other financing resources that will permit us to originate or acquire new investments to generate attractive returns while preserving our capital, such as loan participations and joint venture financing arrangements.

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $29.7 million as of September 30, 2011;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings; and

•	proceeds from future offerings of our common and preferred shares, SEDA and DRSPP Plan.

Our two commercial real estate securitized financing arrangements, RAIT I and RAIT II, include a revolving credit option that allows us to repay the AAA rated debt tranches totaling $475.0 million as loan repayments occur, and then draw up to the available committed amounts through the fifth anniversary of each financing in November 2011 and June 2012, respectively. At September 30, 2011, these revolvers were fully utilized and had no additional capacity.

Our restricted cash balance was $287.9 million as of September 30, 2011. We have $69.6 million of restricted cash in RAIT I and RAIT II available to invest in qualifying commercial loans as of September 30, 2011, subject to $39.1 million of future funding commitments, leaving $30.5 million available to lend. This $69.6 million of restricted cash is not available to RAIT’s creditors or for other general trust purposes. As of September 30, 2011, $81.7 million of restricted cash was held by Taberna VIII and Taberna IX. This restricted cash reflects early prepayments of principal that cannot be used for any other general trust purposes. As of September 30, 2011, $64.2 million of restricted cash related to a cash deposit we received pending the completion of our sale of four loans in October 2011. Additionally, as of September 30, 2011, $27.4 million of our restricted cash related to principal repayments on our investments in loans we received in late September 2011 and remitted to RAIT I or RAIT II in early October 2011. The remaining balance of our restricted cash relates to escrows associated with loans to our borrowers for real estate taxes and insurance.

During 2011, we have been focused on reducing our leverage and restructuring the terms of our debt. To date, we have completed the following transactions with respect to our outstanding indebtedness:

•

We issued $115.0 million aggregate principal amount of 7.0% Convertible Senior Notes Due 2031, or the 7.0% convertible senior notes, in an underwritten public offering which included the full exercise of the overallotment option;

•	We repaid, in full, our $15.7 million 10.0% senior secured note;

•	We repaid, in full, a $16.2 million secured credit facility that was maturing in October 2011;

•	We repaid, in full, our $43.0 million 12.5% senior secured note;

•	We repurchased and retired $139.0 million of our 6.875% convertible senior notes, leaving $4.6 million outstanding as of October 31, 2011;

•	We repurchased $21.7 million of our CDO Notes Payable issued by RAIT CRE CDO I and RAIT CRE CDO II securitizations;

•

We amended our remaining secured credit facility repaying $9.0 million of the $19.5 million outstanding principal amount and amending the terms of the remaining $10.6 million balance to extend the maturity date from December 2011 to December 2016 and provide for the full amortization of that balance over that five year period. The amendment also reduced the interest rate to LIBOR plus 275 basis points;

•	We refinanced $7.1 million of recourse first mortgage debt on owned real estate with non-recourse financing provided by our consolidated securitizations; and

•

In October 2011, we issued $100.0 million of senior secured notes to Taberna VIII, a consolidated securitization, and received real estate related securities of equivalent value in exchange. The notes have a weighted-average coupon of 7.0% and a weighted-average maturity of 6.5 years.

We expect to continue to de-leverage in the future as capital availability and transaction terms provide attractive risk-adjusted returns.

Cash Flows

As of September 30, 2011 and 2010, we maintained cash and cash equivalents of approximately $29.7 million and $25.7 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine-Month Periods Ended September 30
	2011	2010
Cash flow from operating activities	$(1,279)	$5,467
Cash flow from investing activities	39,520	43,038
Cash flow from financing activities	(35,778)	(47,859)

Net change in cash and cash equivalents	2,463	646
Cash and cash equivalents at beginning of period	27,230	25,034

Cash and cash equivalents at end of period	$29,693	$25,680

Our principal source of net cash inflow historically has been our investing activities as loan repayments outpaced new investments in loans or real estate properties. The key driver of lower cash inflows from our investing activities was that our outflows for new investments were significantly higher at $104.8 million for the nine-months ended September 30, 2011 as compared to $33.1 million for the same period in 2010. In the event the commercial real estate market improves, we expect that our new investments will outpace any proceeds received from loan repayments or asset sales. These increased outflows for new investments were offset by proceeds from loan repayments and proceeds from asset sales totaling $207.3 million for the nine-month period ended September 30, 2011 as compared to $107.8 million for the same period in 2010. Cash flows from our investing activities may vary in the future as we continue to execute on our investment strategies.

Cash flow from operating activities for the nine-months ended September 30, 2011, as compared to the same period in 2010, has decreased primarily due to an increase in other assets, including prepaid expenses for insurance and real estate taxes, as the size of our portfolio of real estate properties has grown.

The cash outflow from our financing activities during the nine-month period ended September 30, 2011 as compared to the cash outflow during the nine-month period ended September 30, 2010 is substantially due to the issuance of $115.0 million of 7.0% convertible senior notes, the repurchase of $104.8 million principal amount 6.875% convertible senior notes and the prepayment of the remaining $15.7 million principal amount of our 10.0% senior note. Other events that impacted our cash flows from financing activities were the repayment of our $16.2 million secured credit facility that was maturing in October 2011 and the $9.0 million payment on our secured credit facility that matures in December 2016, an increase in the proceeds received of $37.4 million from non-recourse loans payable on real estate, increased principal repayments on our CDO notes payable, an increase in the dividends paid in 2011 on our common shares, as we did not pay dividends on our common shares in 2010, and increased common share issuance during the nine-month period ended September 30, 2011 as compared to the nine-month period ended September 30, 2010.

Capitalization

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of September 30, 2011:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$107,466	7.0%	Apr. 2031
6.875% convertible senior notes (2)	38,813	38,950	6.9%	Apr. 2027
Secured credit facilities	10,554	10,554	3.0%	Dec. 2016
Senior secured notes (7)	43,000	43,000	12.5%	Apr. 2014
Junior subordinated notes, at fair value (3)	38,052	22,450	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	270,519	247,520	7.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,323,046	1,323,046	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(4)(6)	1,122,495	130,694	0.9%	2037 to 2038
Loans payable on real estate	91,990	91,990	5.9%	Sept. 2015 to May 2021

Total non-recourse indebtedness	2,537,531	1,545,730	0.9%

Total indebtedness	$2,808,050	$1,793,250	1.6%

(1)	Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 6.875% convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022. During October 2011, we repurchased and retired $34.2 million in aggregate principal amount of our 6.875% convertible senior notes, leaving $4.6 million outstanding.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1.7 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1.2 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of September 30, 2011 was $879.4 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	In October 2011, we prepaid, in full, our $43.0 million 12.5% Senior Secured Notes due to mature in April 2014.

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

The current status or activity in our financing arrangements occurring as of or during the nine-month period ended September 30, 2011 is as follows:

Recourse Indebtedness

6.875% convertible senior notes. During the nine-month period ended September 30, 2011, we repurchased $104.8 million in aggregate principal amount of our 6.875% Convertible Senior Notes due 2027, or the 6.875% convertible senior notes, for an aggregate purchase price of $103.2 million. As a result of these transactions, we recorded losses on extinguishment of debt of $0.1 million, net of deferred financing costs and unamortized discounts that were written off. Subsequent to September 30, 2011, we repurchased $34.2 million in aggregate principal amount of our 6.875% convertible senior notes for an aggregate purchase price of $34.3 million. As a result of these transactions we recorded a loss on the extinguishment of debt of $0.1 million.

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

The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 131.3268 common shares per $1,000 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $7.61 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

Secured credit facilities. During the nine-month period ending September 30, 2011, we repaid, in full, a $16.2 million secured credit facility due to mature in October 2011.

As of September 30, 2011, we have $10.6 million outstanding under our remaining secured credit facility. During the three-month period ended September 30, 2011, we renewed our remaining secured credit facility by repaying $9.0 million of the $19.5 million outstanding principal amount and amending the terms of the remaining $10.6 million balance to extend the maturity date from December 2011 to December 2016 and provide for the full amortization of that balance over that five year period. In addition, the interest rate on our secured credit facility was amended to be a floating interest rate of LIBOR plus 275 basis points. Subsequent to September 30, 2011, we prepaid, in full, our $43.0 million 12.5% Senior Secured Notes due to mature in April 2014.

Senior secured notes. During the nine-month period ended September 30, 2011, the holder of the 10.0% senior secured convertible note, or the 10.0% senior note, converted $5.3 million principal amount of the 10.0% senior note into 1.5 million common shares. On April 26, 2011, we prepaid the remaining $15.7 million principal amount of the 10.0% senior note.

On October 5, 2011, we entered into an exchange agreement with Taberna VIII pursuant to which we issued four senior secured notes, or the senior notes, with an aggregate principal amount equal to $100 million to Taberna VIII in exchange for a portfolio of real estate related debt securities, or the exchanged securities, held by Taberna VIII. Taberna VIII is a subsidiary of ours and, as a result, the senior secured notes will be eliminated in consolidation. The senior notes and the exchanged securities were determined to have approximately equivalent fair market value at the time of the exchange.

The senior notes were issued pursuant to an indenture agreement dated October 5, 2011 and contains customary events of default, including those relating to nonpayment of principal or interest when due and defaults based upon events of bankruptcy and insolvency. The four senior notes are each $25.0 million principal amount with a weighted average interest rate of 7.0% and have maturity dates ranging from April 2017 to April 2019.

Interest is at a fixed rate and accrues from October 5, 2011 and will be payable quarterly in arrears on October 30, January 30, April 30 and July 30 of each year, beginning October 30, 2011. The senior notes are secured and are not convertible into equity securities of RAIT.

Loans payable on real estate. During the nine-month period ended September 30, 2011 we refinanced recourse financing consisting of a first mortgage of $12.5 million principal amount with a fixed rate of 5.8%, due in April 2012, that was associated with one of our owned real estate properties with non-recourse financing provided by a consolidated securitization. In addition, we refinanced recourse financing consisting of a first mortgage of $7.1 million principal amount with a fixed rate of 5.0%, due in September 2013, that was associated with one of our owned real estate properties with non-recourse financing provided by a consolidated securitization.

CMBS Facility. On October 27, 2011, we entered into a two year CMBS facility, pursuant to which we may sell, and later repurchase, performing whole mortgage loans or senior interests in whole mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. The aggregate principal amount of the CMBS facility is $100 million and incurs interest at LIBOR plus 250 basis points. The CMBS facility contains standard margin call provisions and financial covenants.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of September 30, 2011.

During the nine-month period ended September 30, 2011, we repurchased, from the market, a total of $6.7 million in aggregate principal amount of CDO notes payable issued by our RAIT I CDO securitization. The aggregate purchase price was $2.5 million and we recorded a gain on extinguishment of debt of $4.2 million.

During the nine-month period ended September 30, 2011, we repurchased, from the market, a total of $15.0 million in aggregate principal amount of CDO notes payable issued by our RAIT II CDO securitization. The aggregate purchase price was $4.5 million and we recorded a gain on extinguishment of debt of $10.5 million.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the nine-month period ended September 30, 2011, $24.6 million of cash flows were re-directed from our retained interests in these CDOs and were used to repay the most senior holders of our CDO notes payable.

Loans payable on real estate. During the nine-month period ended September 30, 2011, we obtained a first mortgage on an investment in real estate from the Federal National Mortgage Association that has a principal balance of $13.4 million, 7 year term, and a 5.12% interest rate and a first mortgage on an investment in real estate from Bank of America that has a principal balance of $24.0 million, 10 year term, and a 6.09% interest rate.

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

On July 26, 2011, our board of trustees declared a third quarter 2011 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on September 30, 2011 to holders of record on September 1, 2011 and totaled $3.4 million.

On October 25, 2011, our board of trustees declared a fourth quarter 2011 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on January 3, 2012 to holders of record on December 1, 2011.

Common Shares

Dividends:

On January 10, 2011, the board of trustees declared a $0.09 dividend on our common shares to holders of record as of January 21, 2011. The dividend was paid on January 31, 2011 and totaled $3.2 million.

On May 17, 2011, the board of trustees declared a $0.06 dividend on our common shares to holders of record as of July 8, 2011. The dividend was paid on July 29, 2011 and totaled $2.3 million.

On September 12, 2011, the board of trustees declared a $0.06 dividend on our common shares to holders of record as of October 7, 2011. The dividend was paid on October 31, 2011 and totaled $2.4 million and is included in other liabilities in the accompanying consolidated balance sheet.

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

Equity Compensation:

During the nine-months ended September 30, 2011, 340,649 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance 6,262,545 common shares. During the nine-month period ended September 30, 2011, we issued a total of 1,158,292 common shares pursuant to the DRSPP at a weighted-average price of $3.74 per share and we received $4.3 million of net proceeds. As of September 30, 2011, 2,740,920 common shares, in aggregate, remain available for issuance under the DRSPP. Effective October 28, 2011, we registered and reserved for issuance an additional 7,759,080 common shares for issuance under the DRSPP so that the aggregate number of common shares available for issuance under the DRSPP was 10,500,000 common shares.

Capital on Demand™ Sales Agreement:

On August 6, 2010, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 5,833,333 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. For the nine-month period ended September 30, 2011, 2,815,528 common shares were issued pursuant to this arrangement at a weighted average price of $8.77 and we received $22.9 million of proceeds. As of September 30, 2011, there are no common shares that remain available for issuance under the COD sales agreement.

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

There have been no material changes in quantitative and qualitative market risks during the nine months ended September 30, 2011 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2010. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors should be read together with our risk factors previously disclosed in Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

A decline in the market value of our assets we finance pursuant to repurchase agreements or warehouse facilities may result in margin calls that may force us to sell assets under adverse market conditions.

Our current repurchase agreement allows, and we expect any warehouse facilities and repurchase agreements we enter into in the future to allow, our lender to make margin calls that would require us to make cash payments or deliver additional assets to our lender in the event that there is a decline in the market value of the assets that collateralize our repurchase agreements, warehouse facilities or similar debt or for other reasons. As a result, a decline in the market value of assets collateralizing any such debt may result in our lenders initiating margin calls and requiring a pledge of additional collateral or cash. Posting additional collateral or cash to support our borrowings would reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. As a result, we could be forced to sell some of our assets in order to maintain liquidity. Forced sales typically result in lower sales prices than do market sales made in the normal course of business. If our investments were liquidated at prices below the amortized cost basis of such investments, we would incur losses, which could result in a rapid deterioration of our financial condition.

We are exposed to loss if lenders under our repurchase agreements, warehouse facilities or other short-term lenders liquidate our portfolio. Moreover, assets acquired by us pursuant to our repurchase agreements, warehouse facilities or other short-term debt may not be suitable for refinancing though future securitization transactions, which may require us to seek more costly financing for these assets or to liquidate assets.

We have entered into a repurchase agreement, and may in the future enter into other repurchase agreements, warehouse facilities or other debt with similar terms. Our lenders have the right under the our current repurchase agreement, and may have the right under such other debt, to liquidate assets acquired thereunder upon the occurrence of certain events, such as an event of default. We are exposed to loss if the proceeds received by the lender in the event of any such liquidation are insufficient to satisfy our obligation to the lender. We were also subject to the risk that the assets subject to such repurchase agreements, warehouse facilities or other debt with similar terms might not be suitable for refinancing though future securitization transactions. If we were unable to refinance these assets though future securitization transactions, we might be required to seek more costly financing for theses assets or to liquidate assets.

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

Our financing of our REIT qualifying assets with repurchase agreements and warehouse facilities could adversely affect our ability to qualify as a REIT.

We have entered into and intend to enter into, sale and repurchase agreements under which we nominally sell certain REIT qualifying assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owners of the assets that are the subject of any such agreement notwithstanding that we may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case our ability to qualify as a REIT would be adversely affected. If any of our REIT qualifying assets are subject to a repurchase agreement and are sold by the counterparty in connection with a margin call, the loss of those assets could impair our ability to qualify as a REIT. Accordingly, unlike other REITs, we may be subject to additional risk regarding our ability to qualify and maintain our qualification as a REIT.

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

RAIT FINANCIAL TRUST (Registrant)

Date: November 4, 2011	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chairman of the Board, Chief Executive Officer and President
(On behalf of the registrant and as its Principal Executive Officer)

Date: November 4, 2011	By:	/s/ Jack E. Salmon
Jack E. Salmon, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer)

Date: November 4, 2011	By:	/s/ James J. Sebra
James J. Sebra, Senior Vice President and Chief Accounting Officer
(On behalf of the registrant and as its Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles of Amendment to Amended and Restated Declaration of Trust. (6)

3.1.6	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (7)

3.1.7	Certificate of Correction to the Series A Articles Supplementary. (7)

3.1.8	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.1.9	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (9)

3.2	By-laws. (10)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (6)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (11)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (9)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust, as issuer, or RAIT, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (12)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (12)

4.7	Base Indenture dated as of March 21, 2011 between RAIT Financial Trust, as issuer, and Wells Fargo Bank, National Association., as trustee. (13)

4.8	Supplemental Indenture dated as of March 21, 2011 between RAIT Financial Trust, as issuer, and Wells Fargo Bank, National Association., as trustee. (13)

4.9	Indenture dated as of October 5, 2011 between RAIT and Wilmington Trust, National Association, as trustee.

10.1	Form of Letter Agreement between RAIT and each of its Non-Management Trustees dated as of January 25, 2011. (14)

10.2	Separation Agreement dated as of July 15, 2011 between RAIT Financial Trust and Plamen Mitrikov. (15)

10.3	Third Amended and Restated Employment Agreement dated as of August 4, 2011 between RAIT and Scott F. Schaeffer. (15)

10.4	First Amended and Restated Employment Agreement dated as of August 4, 2011 between RAIT and Ken R. Frappier. (15)

10.5	Exchange Agreement dated as of October 5, 2011 by and among RAIT and Taberna Preferred Funding VIII, Ltd.

10.6	6.75% Senior Secured Note No. 1 due 2017 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee.

10.7	6.85% Senior Secured Note No. 2 due 2017 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee.

10.8	7.15% Senior Secured Note No. 3 due 2018 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee.

Exhibit Number	Description of Documents

10.9	7.25% Senior Secured Note No. 4 due 2019 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee.

10.10	Master Repurchase Agreement dated as of October 27, 2011, by and among RAIT CMBS Conduit I, LLC and Citibank, N.A.

10.11	Guaranty dated October 27, 2011 by RAIT, as guarantor, for the benefit of Citibank, N.A.

15.1	Awareness Letter from Independent Accountants.

31.1	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on

Form 10-Q for the period ended September 30, 2011 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three-month and nine-month periods ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 and 2010; and (v) Notes to Unaudited Consolidated Financial Statements. The information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July, 1 2011 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 8, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 28, 2011 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2011 (File No. 1-14760).