Form 10-K
period 2011-12-31
RAIT Financial Trust
filed 2012-02-24
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2011 of $2.10, was approximately $238,000,000.

As of February 21, 2012, 42,359,031 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

Our Company

We are a vertically integrated commercial real estate company with a commercial real estate focused platform capable of originating primarily commercial real estate loans, CMBS eligible loans, acquiring commercial real estate properties and investing in, managing, servicing and advising on commercial real estate-related assets. We offer a comprehensive set of debt financing options to the commercial real estate industry along with asset and property management services. We have recently expanded our platform to include sponsoring non-traded REITs. We also own and manage a portfolio of commercial real estate properties and manage real estate-related assets for third parties. We are a self-managed and self-advised Maryland real estate investment trust, or REIT, formed in August 1997, that commenced operations in January 1998.

Our investments, and the investments held by our sponsored non-traded REITs, consist primarily of the following asset classes:

•	commercial real estate mortgages, mezzanine loans, CMBS eligible loans, other loans and preferred equity interests;

•	investments in real estate or in entities that own commercial real estate; and

•

investments in debt securities issued by real estate companies, including trust preferred securities, or TruPS, and subordinated debentures, mortgage-backed securities, including commercial mortgage-backed securities, or CMBS, unsecured REIT notes and other real estate-related debt.

Our revenue is generated primarily from:

•	interest income from our investments;

•	rental income from our owned real estate assets; and

•	fee income generated from:

•	originating, servicing and managing assets,

•	advising sponsored companies, and

•	dealer-manager services.

During 2011, we successfully met our debt reduction goals, increased our origination of commercial real estate loans, increased our investments in real estate and began two new business initiatives, (i) originating and selling CMBS eligible loans and (ii) sponsoring non-traded REITS, We generated positive operating income and adjusted funds from operations, or AFFO, throughout 2011 and resumed paying regular dividends on our common shares. Although we are reporting a net loss for the year caused primarily by non-cash changes in the fair market value of some of our investments, we believe we have positioned RAIT to take advantage of opportunities resulting from improved commercial real estate market fundamentals and sources of financing and by reducing our exposure to near-term debt obligations. For further discussion of our performance and these transactions, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Strategy

Our objective is to provide our shareholders with total returns over time. The core components of our business strategy are described in more detail below.

Provide commercial real estate financing. We provide a comprehensive set of debt financing options to the commercial real estate industry, including commercial mortgages, mezzanine loans, CMBS eligible loans, other loans and preferred equity interests. See “Our Investment Portfolio- Commercial mortgages, mezzanine loans, other loans and preferred equity interests” below for a description of the investment portfolio resulting from this strategy.

Own commercial real estate. Our ownership of commercial real estate has grown recently as we have restructured loans in response to credit events to take control of properties where we believe we can continue to generate or enhance our risk-adjusted returns. During 2011, our efforts to stabilize these properties contributed to increased overall occupancy from 79.2% at December 31, 2010 to 83.6% at December 31, 2011. We continue to expand our internal multifamily property management capabilities through our subsidiary Jupiter Communities, LLC, or Jupiter Communities, and our internal office property management capabilities through our subsidiary CRP Commercial Services, LLC, or CRP Commercial Services.

Sponsoring Non-Traded REITs. We are sponsoring the initial public offering of a non-traded REIT, Independence Realty Trust, Inc., or IRT, to acquire a diversified portfolio of multifamily properties, and may seek to sponsor other companies to own commercial real estate. We are also sponsoring the initial public offering of a non-traded REIT, Independence Mortgage Trust, Inc., or IMT, to originate, acquire and manage a portfolio of commercial real estate loans, commercial mortgage-backed securities, or CMBS, and other commercial real estate-related securities, and may seek to sponsor other companies to engage in commercial real estate financing. We refer to IRT and IMT as our sponsored REITs and to all the companies we sponsor as the sponsored companies. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations- Sponsored Companies” for further discussion of this strategy.

Manage our portfolio of debt securities issued by real estate companies. Included in our assets are debt securities issued by real estate companies. As noted above, we do not expect to originate new investments in this portfolio in order to focus on commercial real estate loans and properties. We continue to manage the debt securities remaining in our portfolio and earn senior management fees. See “Our Investment Portfolio- Investment in debt securities” below for a description of the investment portfolio resulting from this strategy.

Generate fee income. We manage a portfolio of real estate related assets. As of December 31, 2011, we had $3.5 billion of assets under management. Assets under management are comprised of our consolidated assets and assets we manage but do not consolidate. At December 31, 2011, we served as the collateral manager on five securitizations that are collateralized by U.S. commercial real estate investments, TruPS and various real-estate related debt securities. We use the term “securitizations” to refer to either the issuer of securitizations or the securitizations themselves, where the context makes the reference clear. We generate fee income from our asset management efforts, primarily from serving as collateral manager. With respect to our sponsored REITs and other sponsored companies, we plan to serve as their advisor regarding investments and earn advisory fees. We will serve as the dealer-manager of the offerings of our sponsored REITs and other sponsored companies, which we refer to collectively as the sponsored companies, and to earn fees in this role. We also service our U.S. commercial real estate investments. We are rated as a commercial mortgage primary servicer and special servicer by Standard & Poor’s and by Morningstar. We also provide property management services on multi-family, office and retail properties for our own account and for third parties through Jupiter Communities and CRP Commercial Services.

Financing Strategy

Investments in Loans and Debt Securities

Our strategy involves using multiple sources of short-term financing to acquire assets with the ultimate goal of financing these investments on a long-term, match-funded basis or selling these assets. Match funding enables us to match the interest rates and maturities of our assets with the interest rates and maturities of our financing, thereby reducing interest rate risk and funding risks in financing our portfolio on a long-term basis. We expect to use a variety of short-term funding sources, including warehouse facilities, repurchase agreements and bank credit facilities, until we obtain permanent long-term financing or a buyer for the asset. This includes using short term financing to originate CMBS eligible loans prior to their ultimate sale to CMBS securitizations. We financed a majority of our commercial real estate loan portfolio through two non-recourse loan securitizations, RAIT CRE CDO I, Ltd., or RAIT I, and RAIT Preferred Funding II, Ltd., or RAIT II, which aggregate $1.85 billion of loan capacity. RAIT I and RAIT II are among the five securitizations referenced above where we serve as collateral manager. RAIT II has reinvestment rights that permit us to replace maturing loan collateral with new loans up through the fifth year anniversary in June 2012. See “Securitization Summary” below.

We financed most of our debt securities portfolio in a series of non-recourse debt securities securitizations which provided long-term, interest-only, match funded financing for the TruPS and subordinated debenture investments. As of December 31, 2011, we retained a controlling interest in two securitizations, Taberna Preferred Funding VIII, Ltd., or Taberna VIII, and Taberna Preferred Funding IX, Ltd., or Taberna IX, which are consolidated entities. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary” below.

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. REITs generally are able to enter into transactions to hedge indebtedness used to acquire real estate assets, provided that the total gross income from such hedges and other non-qualifying sources does not exceed 25% of the REIT’s total gross income.

Investments in Real Estate

We have financed our portfolio of investments in commercial real estate through secured mortgages held by either third party lenders or our commercial real estate securitizations. Upon conversion of commercial real estate loans to real estate investments, we generally keep the existing financing provided by RAIT I and RAIT II.

Our Investment Portfolio

Our consolidated investment portfolio is currently comprised of the following asset classes:

Commercial mortgages, mezzanine loans, other loans and preferred equity interests. We originate and own senior long-term mortgage loans, short-term bridge loans, subordinated, or “mezzanine,” financing and preferred equity interests. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions. We may from time to time acquire existing commercial real estate loans from third parties who have originated such loans, including banks, other institutional lenders or third-party investors. Where possible, we seek to maintain direct lending relationships with borrowers, as opposed to investing in loans controlled by third party lenders.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2011 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$571,071	6.3%	Mar. 2012 to Dec. 2020	36
Mezzanine loans	307,698	8.9%	Mar. 2012 to Nov. 2038	91
Preferred equity interests	64,450	9.5%	May 2012 to Aug. 2025	22

Total CRE Loans	943,219	7.4%		149
Other loans	54,193	4.5%	Mar. 2012 to Oct. 2016	4

Total investments in loans	$997,412	7.2%		153

While we have limited capacity to originate new loans, we are focusing on this asset class as economic conditions improve and our lending capacity increases. During 2011, our portfolio of commercial real estate loans decreased as the amount of loan conversions and repayments exceeded our $104.1 million of new loan originations in 2011. As of December 31, 2011, we had $109.5 million of capacity for new loans within our existing financing securitizations and expect to deploy these funds in the first and second quarter of 2012.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of December 31, 2011:

(a)	Based on book value.

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. The table below describes certain characteristics of our investments in real estate as of December 31, 2011 (dollars in thousands, except average effective rent):

	Investments in Real Estate	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	Average Effective Rent (a)
					For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Multi-family real estate properties (b)	$552,393	88.5%	8,014	33	$680	$664
Office real estate properties (c)	225,059	69.2%	1,786,860	10	19.41	17.75
Retail real estate properties (c)	67,799	68.0%	1,358,257	3	9.08	9.39
Parcels of land	46,251	0%	19.9	10	N/A	N/A

Total	$891,502	83.6%		56

(a)	Based on properties owned as of December 31, 2011.
(b)	Average effective rent is rent per unit per month.
(c)	Average effective rent is rent per square foot per year.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of December 31, 2011:

(a)	Based on book value.

Investment in debt securities—TruPS and Subordinated Debentures. Historically, we provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of December 31, 2011, we retained a controlling interest in two such securitizations—Taberna VIII and Taberna IX, which are consolidated entities. We present all of the collateral assets for the debt securities and the related non-recourse securitization financing obligations at fair value in our consolidated financial statements. During 2011, due to the credit performance of the underlying collateral, we received only our senior collateral management fees from these two securitizations. We do not expect to add investments in this asset category for the foreseeable future due to market conditions.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of December 31, 2011 (dollars in thousands):

			Issuer Statistics
Industry Sector	Estimated Fair Value	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$103,622	1.5%	81.8%	2.2x
Office	137,222	7.5%	62.2%	1.6x
Residential Mortgage	45,458	2.7%	82.2%	1.8x
Specialty Finance	86,895	5.1%	86.0%	5.6x
Homebuilders	61,479	7.8%	63.4%	0.7x
Retail	74,716	4.1%	62.2%	3.1x
Hospitality	29,873	6.3%	94.2%	0.3x
Storage	25,334	8.0%	66.1%	3.7x

Total	$564,599	4.6%	73.0%	2.5x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of December 31, 2011:

(a)	Based on the most recent information available to management as provided by our TruPS issuers or through public filings.
(b)	Based on estimated fair value.

Investment in debt securities—Other Real Estate Related Debt Securities. We have invested, and expect to continue to invest, in CMBS, unsecured REIT notes and other real estate-related debt securities.

Unsecured REIT notes are publicly traded debentures issued by large publicly reporting REITs and other real estate companies. These debentures generally pay interest semi-annually.

CMBS generally are multi-class debt or pass-through certificates secured or backed by single loans or pools of mortgage loans on commercial real estate properties. Our CMBS investments may include loans and securities that are rated investment grade by one or more nationally-recognized rating agencies, as well as both unrated and non-investment grade loans and securities.

The table and the chart below describe certain characteristics of our real estate-related debt securities as of December 31, 2011 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Book Value
Unsecured REIT note receivables	$30,066	6.7%	5.1	$30,000
CMBS receivables	35,117	5.6%	31.7	86,443
Other securities	17,679	3.7%	30.9	67,788

Total	$82,862	5.0%	27.3	$184,231

(a)	S&P Ratings as of December 31, 2011.

Certain REIT and Investment Company Act Limits On Our Strategies

REIT Limits

We conduct our operations to qualify as a REIT. We also conduct the operations of our subsidiary, Taberna Realty Finance Trust, or Taberna, the sponsored REITs and any REITs we may sponsor in the future, which we collectively refer to as the REIT affiliates, to each qualify as a REIT. For a discussion of the tax implications of our and the REIT affiliates’ REIT status to us and our shareholders, see “Material U.S. Federal Income Tax Considerations” contained in Exhibit 99.1 to this Annual Report on Form 10-K. To qualify as a REIT, we and the REIT affiliates must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to shareholders and the ownership of common shares. In order to satisfy these tests, we and the REIT affiliates may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our or the REIT affiliates’ investment performance. These requirements include the following:

•

For each of ourselves and the REIT affiliates, at least 75% of total assets and 75% of gross income must be derived from qualifying real estate assets, whether or not such assets would otherwise represent our or the REIT affiliates’ best investment alternative. For example, since neither TruPS nor investments in the debt or equity of securitizations are qualifying real estate assets, to the extent that we have historically invested in such assets, or may do so in the future, Taberna (and we, to the extent that we invest in such assets) must hold substantial investments in qualifying real estate assets, including mortgage loans and CMBS, which may have lower yields than such investments. Also, at least 95% of each of our and the REIT affiliates’ gross income in each taxable year, excluding gross income from prohibited transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of shares or securities, which need not have any relation to real property.

•

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including any mortgage loans, held in inventory or primarily for sale to customers in the ordinary course of business. The prohibited transaction tax may apply to any sale of assets to a securitization and to any sale of securitization securities, and therefore may limit our and the REIT affiliates’ ability to sell assets to or equity in securitizations and other assets.

•

Overall, no more than 25% of the value of a REIT’s assets may consist of securities of one or more taxable REIT subsidiaries, or TRSs. Our TRSs that currently hold assets include: RAIT Jupiter Holdings, LLC (the holding company for our interest in Jupiter Communities), RAIT TRS, LLC (the holding company for advisors of our sponsored companies and Independence Securities), Taberna Capital Management, LLC (the collateral manager for Taberna VIII and Taberna IX), or TCM, and RAIT Funding LLC (the holding company for CRP Commercial Services, the entities that issued our junior subordinated notes, the entities party to our CMBS facilities referred to below, Taberna VIII, Taberna IX and their co-issuers). Our and the REIT affiliates’ ability to grow or expand the fee-generating businesses held in a TRSs, as well as the business of future TRSs we or the REIT affiliates may form, will be limited by our and the REIT affiliates’ need to meet this 25% test.

•

The REIT provisions of the Internal Revenue Code limit our and the REIT affiliates’ ability to hedge mortgage-backed securities, preferred securities and related borrowings. Except to the extent provided by the regulations promulgated by the U.S. Treasury Department, or the Treasury regulations, any income from a hedging transaction we or the REIT affiliates enter into in the normal course of business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in the Treasury regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test (and will generally constitute non-qualifying income for purposes of the 75% gross income test). To the extent that we or the REIT affiliates enter into other types of hedging transactions, the income from those transactions is likely to be treated as non- qualifying income for purposes of both of the gross income tests. As a result, we or the REIT affiliates might have to limit use of advantageous hedging techniques or implement those hedges through TRSs. This could increase the cost of our or the REIT affiliates’ hedging activities or expose it or us to greater risks associated with changes in interest rates than we or it would otherwise want to bear.

There are other risks arising out of our and the REIT affiliates’ need to comply with REIT requirements. See Item 1A—“Risk Factors-Tax Risks” below.

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

None of RAIT, RAIT Partnership or Taberna has received a no-action letter from the SEC regarding whether it complies with the Investment Company Act or how its investment or financing strategies fit within the exclusions from regulation under the Investment Company Act that it is using. To the extent that the SEC provides more specific or different guidance regarding, for example, the treatment of assets as qualifying real estate assets or real estate-related assets, we may be required to adjust these investment and financing strategies accordingly. See Item 1A—“Risk Factors—Other Regulatory and Legal Risks of Our Business- Loss of our Investment Company Act exemption would affect us adversely.”

Competition

We are subject to significant competition in all aspects of our business. Existing industry participants and potential new entrants compete with us for the available supply of investments suitable for origination or acquisition, as well as for debt and equity capital. With respect to our sponsored companies, we compete with other sponsors of offerings by commercial real estate businesses for access to debt and equity capital. We compete with many third parties engaged in real estate finance and investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. With respect to our investments in real estate, we face significant competition from other owners, operators and developers of properties, many of which own properties similar to ours in markets where we operate. Competition may increase, and other companies and funds with investment objectives similar to ours may be organized in the future. Some of these competitors have, or in the future may have, substantially greater financial resources than we do and generally may be able to accept more risk. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, competition may lead us to pay a greater portion of the origination fees that we expect to collect in our future origination activities to third-party investment banks and brokers that introduce borrowers to us in order to continue to generate new business from these sources.

Employees

As of February 21, 2012, we had 366 employees and believe our relationships with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our internet address is http://www.raitft.com. We make our SEC filings available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our website.

Item 1A.	Risk Factors

This section describes material risks affecting our business.

Risks Related to Our Business

Adverse developments in the credit markets have had, and may continue to have, an adverse effect on our investments and our operating results, including reduced availability of financing to us and for refinancing to our borrowers, payment defaults and other credit risks in our investments, decreases in the fair value of our assets and decreases in the cash flow we receive from our investments.

Adverse developments in the credit markets have substantially reduced the availability of financing for many real estate sectors in which we and the companies we finance operate. This has reduced, and may continue to reduce, the amount of capital we have available to make new investments, contributing to the reduction of our assets under management, and the reduction of income and fees derived from our investments. These developments have adversely affected many real estate sectors in which the companies we finance operate, resulting in increasing credit risk relating to, and payment defaults in, our investments. This has reduced, and may continue to reduce, the revenue and cash flow we receive from our investments and the fair value of our investments and has resulted in, and may continue to cause, material asset impairment of these investments. Our response to these developments has required, and may continue to require, us to change our business strategy, including the types of investments we make, how we finance them and our dividend policies, from our historical approaches.

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

With respect to debt capital, we believe many of the types of financing arrangements we used historically will be available at reduced levels for the foreseeable future, including repurchase agreements and warehouse lines of credit for short term financing and securitizations for long term financing of our investments. Our continued use of secured bank financing will depend on our ability to negotiate renewals of our current line of credit when it matures and to obtain new secured bank financing on acceptable terms. We have historically issued debt securities to one or more institutional investors from time to time as market conditions permitted, particularly our trust preferred securities, or TruPS, and our 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes. Our opportunities to issue additional debt may be limited for the foreseeable future.

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

The price of our common shares and other securities historically has been volatile. This volatility may affect the price at which anyone holding our common shares or other securities could sell them, and the sale of substantial amounts of our common shares or such other securities could adversely affect the price of our common shares or such other securities.

The market price for our common shares has varied between a high of $10.56, split-adjusted, on February 28, 2011 and a low of $2.90 on October 4, 2011 in the twelve month period ending on February 21, 2012. This volatility may affect the price at which you could sell the common shares. Other securities we have issued have also had volatile market prices. The market prices of our securities are likely to continue to be volatile and the trading volume subject to significant fluctuations in response to market and other factors, including the other risk factors discussed in this report; variations in our quarterly operating results from our expectations or those of securities analysts or investors, downward revisions in securities analysts’ estimates, and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

Our reliance on significant amounts of debt to finance investments may require us to make significant balloon payments upon maturity, upon the exercise of any applicable put rights or otherwise, and an increased risk of loss, may reduce our return on investments, reduce our ability to pay distributions to our shareholders and possibly result in the foreclosure of any assets subject to secured financing.

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

We are subject to the risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our indebtedness when it becomes due, or that the terms of such refinancing will not be as favorable as the terms of our indebtedness. Included in our debt instruments are provisions providing for the lump sum payment of significant amounts of principal, whether upon maturity, upon the exercise of any applicable put rights or otherwise, which we refer to as balloon payments. Most of our debt provides for balloon payments that are payable at maturity. If collateral underlying any secured credit facility we are party to defaults or otherwise fails to meet specified conditions, we may have to repay that facility to the extent it was secured by that collateral. Our ability to make these payments when due will depend upon several factors, which may not be in our control. These factors include our liquidity or our ability to convert assets owned by us into liquidity on or prior to such put or maturity dates and the amount by which we have been able to reduce indebtedness prior to such put or maturity date though exchanges, refinancing, extensions, collateralization or other similar transactions (any of which transactions may also have the effect of reducing liquidity or liquid assets). Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available interest rate levels, the lease terms for and equity in any related collateral, our financial condition and the operating history of the collateral. If we are unable to pay, redeem, restructure, refinance, extend or otherwise enter into transactions to satisfy any of our debt, this could result in defaults under, and acceleration of, our debt and we may be required to sell assets in significant amounts and at times when market conditions are not favorable, which could result in our incurring significant losses.

We may seek to acquire, redeem, restructure, refinance or otherwise enter into transactions to satisfy our debt which may include any combination of material payments of cash, issuances of our debt and/or equity securities, sales or exchanges of our assets or other methods.

We are aware that our 7.0% convertible senior notes, collateralized debt obligation, or CDO, notes payable and other indebtedness are currently trading at discounts to their respective face amounts. In order to reduce future cash interest payments, as well as future principal amounts due upon any applicable put dates, at maturity or upon redemption, or to otherwise benefit RAIT, we may, from time to time, purchase such convertible senior notes, CDO notes payable or other indebtedness for cash, in exchange for our equity or debt securities, or for any combination of cash and our equity or debt securities, in each case in open market purchases, privately negotiated transactions, exchange offers and consent solicitations or otherwise. We will evaluate any such transactions in light of then-existing market conditions, contractual restrictions and other factors, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material and may materially reduce our liquidity or reduce or eliminate our ability to convert assets into liquidity. Any material issuances of our equity securities may have a material dilutive effect on our current shareholders.

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

We currently receive a substantial portion of our cash flow from RAIT I and RAIT II through our retained interests in these securitizations and management fees paid to us for managing these securitizations. If either or both of these securitizations were to fail to meet their respective over-collateralization or other tests, our cash flow would be materially reduced.

The reinvestment period for RAIT I has expired and the reinvestment period for RAIT II will expire in 2012.

RAIT I and RAIT II each included reinvestment periods that allowed us to reinvest principal repayments from collateral in eligible investments. The reinvestment period for RAIT I ended in November 2011 and the reinvestment period for RAIT II will end in June 2012. When these reinvestment periods expire, our ability to finance new assets within these securitizations is significantly reduced.

The failure of securitizations in which we hold retained interests collateralized primarily by investment in debt securities, Taberna VIII and Taberna IX, to meet their performance tests has reduced, and we expect will continue to reduce, the cash flow we receive from these securitizations.

Our remaining consolidated securitizations collateralized primarily by investment in debt securities, Taberna VIII and Taberna IX, have not passed some of their over-collateralization tests. As a consequence, distributions to senior debt have been accelerated, resulting in the cessation of distributions on the subordinated debt and equity we hold in these securitizations as well as our subordinated management fees from these securitizations. This has substantially reduced the cash flow we receive from these securitizations. Because we do not expect these securitizations will meet these tests for the foreseeable future, we expect that our cash flows from these transactions will remain limited to the senior management fees received from them for the foreseeable future.

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

If any of our securitizations fail to meet over-collateralization tests relevant to the securitization’s most senior existing debt, an event of default may occur. Upon an event of default, our ability to manage the securitization may be terminated and our ability to attempt to cure any defaults in the securitization would be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in those securitizations for an indefinite time.

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

Since we own in many cases the “BBB,” “BB,” “B” and unrated debt and equity classes of securitizations, we are in a “first loss” position because the rights of the securities that we hold are subordinate in right of payment and in liquidation to the rights of higher rated debt securities issued by the securitization entities. Accordingly, we have incurred and may in the future incur significant losses when investing in these securities. In the event of default, we may not be able to recover all of our respective investments in these securities. In addition, we may experience significant losses if the underlying portfolio has been overvalued or if the values subsequently decline and, as a result, less collateral is available to satisfy interest, principal and dividend payments due on the related securities. The prices of lower credit quality securities are generally less sensitive to interest rate changes than higher rated investments, but are more sensitive to economic downturns or developments specific to a particular issuer. Current credit market conditions have caused a decline in the price of lower credit quality securities because the ability of obligors on the underlying assets to make principal, interest and dividend payments may be impaired. In addition, existing credit support in a number of the securitizations in which we have invested have been, and may in the future be, insufficient to protect us against loss of our investments in these securities. A number of the securitizations in which we have invested have suffered events of default or other events resulting in the termination for the foreseeable future of any distributions on the subordinated securities we hold.

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

Historically, we have been subject to significant competition in all of our business lines. We compete with many third parties engaged in finance and real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms and broker-dealers, property managers, investment advisors, lenders, governmental bodies and other entities. With respect to our sponsored companies, we compete with other sponsors of offerings by commercial real estate businesses for access to debt and equity capital. Some of these competitors have, or in the future may have, substantially greater financial resources than we do and generally may be able to accept more risk. As such, they have the ability to make larger loans and to reduce the risk of loss from any one loan by having a more diversified loan portfolio. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies. An increase in the general availability of funds to lenders, or a decrease in the amount of borrowing activity, may increase competition for making loans and may reduce obtainable yields or increase the credit risk inherent in the available loans.

Competition may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms and reducing the fee income we realize from the origination, structuring and management of securitizations. It may also make it more difficult to obtain appreciation interests and increase the price, and thus reduce potential yields, on discounted loans we acquire. With respect to our sponsored companies, competition may make it harder for our sponsored companies to raise capital.

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

Our transactions with, and investments in, certain securitization vehicles may create perceived or actual conflicts of interest.

We have engaged in transactions with, and invested in, certain of the securitization vehicles under which we also serve as collateral manager, and may do so in the future. These transactions have included, and may include in the future, surrendering for cancellation notes we hold issued by these vehicles and exchanges of our or others’ securities with these vehicles for assets collateralizing these vehicles. In addition, we have previously, and may in the future, purchase investments in these vehicles that are senior or junior to, or have rights and interests different from or adverse to, other investors or credit support providers in the debt or other securities of such securitization vehicles. Such situations may create perceived or actual conflicts of interest between us and such other investors or credit support providers for such investors. Our interests in such transactions and investments may conflict with the interests of such other investors or credit support providers at the time of origination or in the event of a default or restructuring of a securitization vehicle or underlying assets.

Furthermore, if we are involved in structuring the securitization vehicles or such securitization vehicles are structured as our subsidiaries, then our managers may have conflicts between us and other entities managed by them that purchase debt or other securities in such securitization vehicles with regard to setting subordination levels, determining interest rates, pricing the securities, providing for divesting or deferring distributions that would otherwise be made to equity interests, or otherwise setting the amounts and priorities of distributions to the holders of debt and equity interests in the securitization vehicles.

Although we seek to make decisions with respect to our securitization vehicles in a manner that we believe is fair and consistent with the operative legal documents governing these vehicles, perceived or actual conflicts may create dissatisfaction among the other investors in such vehicles or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and our reputation could be damaged if we fail to deal appropriately with one or more perceived or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, such conflicts of interest could materially adversely affect our business, financial condition and our ability to attract investors for future vehicles.

The organization and management of our sponsored REITs or any other investment vehicles we may manage may create conflicts of interest.

We are sponsoring the initial public offerings of two companies we intend to become non-traded REITs, IRT and IMT. We refer to IRT and IMT as our sponsored REITs. We expect the sponsored REITs will be managed by us and will not be listed on a major exchange. We may in the future sponsor and/or manage other REITs and other third party funds or other investment vehicles. The sponsored REITs, along with any new investment vehicles we may manage, will hold assets that we determine should be acquired by them and doing so may create conflicts of interest, including between investors in any sponsored REIT and any new investment vehicles and our shareholders, since many investment opportunities that are suitable for us may also be suitable for one or more of the sponsored REITs and other investment vehicles. Additionally, our management and other real estate and debt finance professionals may face conflicts of interest in allocating their time among RAIT and the sponsored REITs and any new investment vehicles. Although as a company we will seek to make these decisions in a manner that we believe is fair and consistent with the operative legal documents governing these investment vehicles, the transfer or allocation of these assets may give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business and our ability to attract investors for future vehicles.

Our ability to raise capital and attract investors in our sponsored REITs is critical to their respective success and ability to grow and depends on our ability to attract a sales force in our subsidiary, Independence Securities, our affiliated licensed broker-dealer responsible for such capital raising.

The sponsored REITs will depend upon our ability to attract purchasers of equity interests, which will depend largely upon the efforts of the sales force in Independence Securities, our affiliated licensed broker-dealer responsible for such capital raising. Our ability to grow our sponsored REITs will depend on our ability to retain and motivate our sales force and other key personnel and to strategically recruit, retain and compensate new personnel. However, we may not be successful in our efforts to recruit, retain and motivate the required personnel as the market for qualified professionals is extremely competitive. If we do not retain an effective sales force, or our sales professionals join competitors or form competing companies, it could result in the loss of significant investment opportunities, which would have a material adverse impact on our sponsored REITs and any benefits we may obtain from our sponsored REITs.

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

We have entered into repurchase agreements, and may in the future enter into other repurchase agreements, warehouse facilities or other debt with similar terms. Our lenders have the right under the our current repurchase agreement, and may have the right under such other debt, to liquidate assets acquired thereunder upon the occurrence of certain events, such as an event of default. We are exposed to loss if the proceeds received by the lender upon any such liquidation are insufficient to satisfy our obligation to the lender. We are also subject to the risk that the assets subject to such repurchase agreements, warehouse facilities or other debt with similar terms might not be suitable for refinancing though future securitization transactions. If we were unable to refinance these assets though future securitization transactions, we might be required to seek more costly financing for theses assets or to liquidate assets.

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

We have entered into and intend to enter into, sale and repurchase agreements under which we nominally sell certain REIT qualifying assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owners of the assets that are the subject of any such agreement notwithstanding that we may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service, or IRS, could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case our ability to qualify as a REIT would be adversely affected. If any of our REIT qualifying assets are subject to a repurchase agreement and are sold by the counterparty in connection with a margin call, the loss of those assets could impair our ability to qualify as a REIT. Accordingly, unlike other REITs, we may be subject to additional risk regarding our ability to qualify and maintain our qualification as a REIT.

If we deconsolidate any of RAIT I, RAIT II, Taberna VIII or Taberna IX or our sponsored companies, it may have a material effect on our financial statements.

Our consolidated financial statements reflect our accounts and the accounts of our majority-owned and/or controlled subsidiaries and of entities that are variable interest entities, or VIEs, where we have determined that we are the primary beneficiary of such entities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidation.” If we were to cease serving as the collateral manager for any of RAIT I, RAIT II, Taberna VIII or Taberna IX and/or if we determined that our retained interests in any such securitizations no longer made us its primary beneficiary that could affect our determination to consolidate such securitization. If we deconsolidate any of these securitizations for these or any other reasons, such deconsolidation would have a material effect on our financial statements, including a material reduction of our assets, liabilities, equity and income. Similarly, we expect that the securities offerings we are sponsoring for our sponsored companies will result in our holding minority interests in the sponsored companies. If we held minority interests, if we were to cease serving as the advisor for any sponsored company for any reason and/or if we determined that our retained interests in any such sponsored company no longer made us its primary beneficiary that could affect our determination to consolidate such sponsored company. We have contributed a substantial amount of assets to IRT and may make similar transfers of our assets to other sponsored companies in the future and IRT and these other sponsored companies may acquire other assets and otherwise engage in significant activity while we consolidate them. If we deconsolidate IRT or any sponsored company that engaged in significant activity while we consolidated it for these or any other reasons, such deconsolidation may have a material effect on our financial statements, including a material reduction of our assets, liabilities, equity and income.

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

Risks Related to Our Investments

Payment defaults and other credit risks in our investment portfolio have occurred, and may continue to occur, which has caused, and may continue to cause, adverse effects on our cash flow, net income and ability to make distributions.

Adverse developments in the credit markets have led to business contraction, liquidity issues and other problems for many of the companies we finance. As a result, payment defaults and other credit risks in our investment portfolio have occurred, and may continue to occur. To the extent such payment defaults and other credit risks occur, our cash flow, net income and ability to make distributions may be reduced.

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

Before originating a loan or investment for, or making a loan to or investment in, an entity, we will assess the strength and skills of the entity’s management and other factors that we believe will determine the success of the loan or investment. In making the assessment and otherwise conducting customary due diligence, we expect to rely on available resources and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. As a result, there can be no assurance that the due diligence processes we conduct will uncover all relevant facts or that any investment will be successful.

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

When we acquire existing loans, they are subject to general risks described in this section. When we acquire loans at a discount from both the outstanding balances of the loans and the appraised value of the properties underlying the loans, the loans typically are in default under the original loan terms or other requirements and are subject to forbearance agreements. A forbearance agreement typically requires a borrower to pay to the lender all revenue from a property after payment of the property’s operating expenses in return for the lender’s agreement to withhold exercising its rights under the loan documents. Acquiring loans at a discount involves a substantially higher degree of risk of non-collection than loans that conform to institutional underwriting criteria. We do not acquire a loan unless material steps have been taken toward resolving problems with the loan, or its underlying property.

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

The commercial mortgage loans in which we invest and the commercial mortgage loans underlying the CMBS in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us that may result in reduced earnings or losses and reduce our ability to pay distributions to our shareholders.

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

In the event of any default under a commercial mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a commercial mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

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

Our investments in real estate may face competition from newer, more updated properties. In order to remain competitive, we may need to make significant capital improvements to these properties. In addition, in the event we need to re-lease a property, we may need to make significant tenant improvements, all of which will reduce our cash flow.

Lease expirations, lease defaults and lease terminations may adversely affect our revenue.

Lease expirations, lease defaults and lease terminations may result in reduced revenue from our real estate if the lease payments received from replacement tenants are less than the lease payments received from the expiring, defaulting or terminating tenants. In addition, lease defaults by one or more significant tenants, lease terminations by tenants following events causing significant damage to the property or takings by eminent domain, or the failure of tenants under expiring leases to elect to renew their leases, could cause us to experience long periods with reduced or no revenue from a property and to incur substantial capital expenditures in order to obtain replacement tenants. See Item 2-“Properties,” for a ten-year lease expiration schedule for our non-residential properties as of December 31, 2011.

Risks Relating to the Fair Value of Our Assets and Liabilities

A decline in the market value of our assets we finance pursuant to repurchase agreements or warehouse facilities may result in margin calls that may force us to sell assets under adverse market conditions.

Our current repurchase agreements allow, and we expect any warehouse facilities and repurchase agreements we enter into in the future to allow, our lender to make margin calls that would require us to make cash payments or deliver additional assets to our lender in the event that there is a decline in the market value of the assets that collateralize our repurchase agreements, warehouse facilities or similar debt or for other reasons. As a result, a decline in the market value of assets collateralizing any such debt may result in our lenders initiating margin calls and requiring a pledge of additional collateral or cash. Posting additional collateral or cash to support our borrowings would reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. As a result, we could be forced to sell some of our assets in order to maintain liquidity. Forced sales typically result in lower sales prices than do market sales made in the normal course of business. If our investments were liquidated at prices below the amortized cost basis of such investments, we would incur losses, which could result in a rapid deterioration of our financial condition.

A portion of our assets and liabilities are recorded at fair value as determined in good faith by our management and, as a result, there may be uncertainty as to the value of these investments.

We reflect certain investments in securities, certain CDO notes payable, certain derivative instruments and other assets and liabilities at fair value in our balance sheet, with all changes in fair value recorded in earnings. Most of these investments are securities or other assets that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. For further discussion of the fair value of our financial instruments, see Items 8—“Financial Statements and Supplementary Data—Note 2: Summary of Significant Accounting Policies—Fair Value of Financial Investments.” We value these investments quarterly at fair value. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. If our determinations regarding the fair value of these investments are not realized, we could record a loss upon their disposal.

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

The fair value of our investments that we record on our financial statements at their fair value under FASB ASC Topic 825, may decline, which may have an adverse effect on our financial statements. These investments consist primarily of our portfolio of TruPS and subordinated debentures.

The fair value of our CDO notes payable issued by our consolidated securitizations, Taberna VIII and Taberna IX, has declined more significantly than the fair value of the assets collateralizing those securitizations and, if the fair value of the CDO notes payable increases to approximate that of the underlying assets or if the CDO notes payable are repaid at their par amount, that would materially reduce our earnings and shareholders’ equity.

Through December 31, 2011 the cumulative effect of the fair value adjustments recorded on each financial asset and liability selected for the fair value option resulted in a net increase in shareholders’ equity of $506.7 million, principally as a result of adjustments in the fair value of our CDO notes payable and other liabilities. This increase in shareholders’ equity may reverse through earnings as an unrealized loss in the future. For example, in the event our CDO notes payable were to recover some or all of their value sooner than any recovery of the value of the securities collateralizing them, the net difference in the respective recoveries could materially reduce earnings and our shareholders’ equity. Under current market conditions and the volatility in interest rates and the credit performance of our underlying collateral, we cannot assure you that there will not be further significant fluctuations in the fair value of our assets and liabilities, which could materially reduce earnings and our shareholders’ equity.

At December 31, 2011, our total investment in Taberna VIII and Taberna IX is approximately $320.0 million which represents both preferred equity and various levels of debt positions. Approximately 75% of the investments are in the form of TruPS and TruPS related receivables issued by commercial real estate companies. The typical TruPS instruments are unsecured borrowings with a 30 year maturity and a 5 year no-call provision that prevented prepayments. Beginning in 2012, the no-call provisions for TruPS collateralizing Taberna VIII and Taberna IX start to expire and the TruPS issuers will have the option to prepay these instruments. Given the historically low interest rate environment in comparison to when the collateral was originated 5 years ago, together with improving performance for some of these TruPS issuers, we expect some of the TruPS issuers will elect to prepay their TruPS. We expect to use any prepayments to repay the most senior tranches of the non-recourse CDO notes payable issued by Taberna VIII and Taberna IX in accordance with the terms of their respective indentures. We carry these CDO notes payable at their fair market value on our financial statements, which is currently lower than the amount due thereunder, and any negative difference between the amount paid and the carrying amount may result in incremental non-cash charges to our GAAP earnings.

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

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into puts and calls on securities or indices of securities, interest rate swaps, caps and collars, including options and forward contracts, and interest rate lock agreements, principally Treasury lock agreements, to seek to hedge against mismatches between the cash flows from our assets and the interest payments on our liabilities. Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Legislation was passed to create a clearing house for hedging instruments and require the posting of cash collateral based on the fair value of any hedging instruments. While regulatory agencies have not finalized the rules implementing this legislation, we believe that hedging instruments in-place prior to this legislation will not be impacted.

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

In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act may impose significant requirements on hedging instruments we use. While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are adopted, the Dodd-Frank Act’s requirements may have a significant effect on our use of hedging instruments, which may have an adverse effect on our business. For example, the regulatory requirements are likely to impose heightened margin requirements for future hedging transactions. Such margin requirements may result from a requirement for financial entities to centrally clear certain derivatives instruments. We and our affiliates occasionally post margin to secure our and their derivatives transactions at this time, so the impact of such a requirement largely depends on the magnitude of such requirements as set forth in to-be-finalized regulations.

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

Tax Risks

We and the REIT affiliates may fail to qualify as a REIT, and such failure to qualify would have significant adverse consequences on the value of our common shares. In addition, if we fail, or any REIT Affiliate fails, to qualify as a REIT, our respective dividends will not be deductible, and the entity will be subject to corporate-level tax on its net taxable income, which would reduce the cash available to make distributions.

We believe that we have been organized and operated in a manner that will allow us to qualify as a REIT. We have not requested, and do not plan to request, a ruling from the IRS that we and the REIT affiliates qualify as a REIT and any statements in our filings or the filings of the REIT affiliates with the SEC are not binding on the IRS or any court. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions, for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may also affect our abilities and those of the REIT affiliates to qualify as a REIT. In order to qualify as a REIT, we and the REIT affiliates must each satisfy a number of requirements, including requirements regarding the composition of our respective assets and sources of our respective gross income. Also, we must each make distributions to our respective shareholders aggregating annually at least 90% of our respective net taxable incomes, excluding net capital gains. In addition, our respective ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership or REIT for U.S. federal income tax purposes. As an example, to the extent we invest in preferred equity securities of other REIT issuers, our qualification as a REIT will depend upon the continued qualification of such issuers as REITs under the Internal Revenue Code. Accordingly, unlike other REITs, we and the REIT affiliates may be subject to additional risk regarding our respective ability to qualify and maintain our respective qualification as a REIT. The reduction in our rate of originating new assets, operations and liquidity may adversely impact our and the REIT affiliates’ ability to meet REIT requirements and we and the REIT affiliates may be less able to make changes to our respective investment portfolios to adjust our respective REIT qualifying assets and income depending on our respective ability to deploy capital and maintain assets under management.

There can be no assurance that we and the REIT affiliates will be successful in operating in a manner that will allow us to each qualify as a REIT. Because we receive significant distributions from Taberna, and may in the future receive significant distributions from other of the REIT affiliates, the failure of one or more of such REIT affiliates to maintain its REIT status could cause us to lose our REIT status. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our respective ability to qualify as a REIT or the desirability of an investment in a REIT relative to other investments.

If we or any of the REIT affiliates fail to qualify as a REIT or lose our respective qualification as a REIT at any time, we, or such REIT affiliate, would face serious tax consequences that would substantially reduce the funds available for distribution to our respective shareholders for each of the years involved because:

•

we, or such REIT affiliate, would not be allowed a deduction for distributions to our respective shareholders in computing taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we, or such REIT affiliate, also could be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes; and

•	unless statutory relief provisions apply, we, or such REIT affiliate, could not elect to be taxed as a REIT for four taxable years following the year of disqualification.

In addition, if we, or such REIT affiliate, fail to qualify as a REIT, such entity will not be required to make distributions to its shareholders, and all distributions to shareholders will be subject to tax as regular corporate dividends to the extent of current and accumulated earnings and profits.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT, we and the REIT affiliates must each continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to shareholders and the ownership of common shares. In order to satisfy these tests, we and the REIT affiliates may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our and the REIT affiliates’ investment performance.

In particular, at least 75% of our and the REIT affiliates total assets at the end of each calendar quarter must each consist of real estate assets, government securities, and cash or cash items. For this purpose, “real estate assets” generally include interests in real property, such as land, buildings, leasehold interests in real property, stock of other entities that qualify as REITs, interests in mortgage loans secured by real property, investments in stock or debt instruments during the one-year period following the receipt of new capital and regular or residual interests in a real estate mortgage investment conduit, or REMIC. In addition, the amount of securities of a single issuer that we and each of the REIT affiliates hold must generally not exceed either 5% of the value of such issuer’s gross assets or 10% of the vote or value of such issuer’s outstanding securities.

Certain of the assets that we or the REIT affiliates hold or intend to hold, including TruPS and unsecured loans to REITs or other entities, will not be qualified real estate assets for the purposes of the REIT asset tests. In addition, although preferred equity securities of REITs (which would not include TruPS) should generally be treated as qualified real estate assets, this will require that (i) they are treated as equity for U.S. tax purposes, and (ii) their issuers maintain their qualification as REITs. CMBS should generally qualify as real estate assets. However, to the extent that we or the REIT affiliates own non-REMIC collateralized mortgage obligations or other debt instruments secured by mortgage loans (rather than by real property) or secured by non-real estate assets, or debt securities issued by corporations that are not secured by mortgages on real property, those securities will likely not be qualifying real estate assets for purposes of the REIT asset tests.

We and the REIT affiliates generally will be treated as the owner of any assets that collateralize a securitization transaction to the extent that we or such affiliates retain all of the equity of the securitization entity and do not make an election to treat such securitization entity as a TRS, as described in further detail below.

As noted above, in order to comply with the REIT asset tests and 75% gross income test, at least 75% of each of our respective total assets and 75% of gross income must be derived from qualifying real estate assets, whether or not such assets would otherwise represent our respective best investment alternative.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including any mortgage loans, held in inventory or primarily for sale to customers in the ordinary course of business. The prohibited transaction tax may apply to any sale of assets to a securitization and to any sale of securitization securities, and therefore may limit our respective ability to sell assets to or equity in securitizations and other assets.

It may be possible to reduce the impact of the prohibited transaction tax and the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests by conducting certain activities, holding non-qualifying REIT assets or engaging in securitization transactions through our TRSs, subject to certain limitations as described below. To the extent that we and the REIT affiliates engage in such activities through TRSs, the income associated with such activities may be subject to full U.S. federal corporate income tax.

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

Furthermore, if income inclusions from Taberna’s foreign TRSs which are securitizations, Taberna VIII and Taberna IX, are determined not to qualify for the REIT 95% gross income test, Taberna could fail to qualify as a REIT, or even if it did not fail to qualify as a REIT, Taberna could be subject to a penalty tax. In addition, Taberna would need to invest in sufficient qualifying assets, or sell some of its interests in Taberna VIII and Taberna IX to ensure that the income recognized by Taberna from Taberna VIII and Taberna IX does not exceed 5% of Taberna’s gross income. See “We or Taberna may lose our or its REIT qualification or be subject to a penalty tax if the Internal Revenue Service, or IRS, successfully challenges our or its characterization of income from Taberna VIII and Taberna IX.” Any reduction in Taberna’s net taxable income would have an adverse effect on its liquidity, and its ability to pay distributions to us.

Each of our and the REIT affiliates’ qualifications as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the issuers of the REIT securities in which we invest maintaining their REIT qualification and the accuracy of legal opinions rendered to or statements made by the issuers of securities, including securitizations, in which we invest.

When purchasing securities issued by REITs, we and the REIT affiliates may each rely on opinions of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such issuer qualifies as a REIT for U.S. federal income tax purposes and whether such securities represent debt or equity securities for U.S. federal income tax purposes, and therefore to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. In addition, when purchasing securitization equity, we and the REIT affiliates may each rely on opinions of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax. The inaccuracy of any such opinions or statements may adversely affect our or the REIT affiliates respective REIT qualification and/or result in significant corporate-level tax. In addition, if the issuer of any REIT equity securities in which we or the REIT affiliates invest were to fail to maintain its qualification as a REIT, the securities of such issuer held by us or such affiliate will fail to qualify as real estate assets for purposes of maintaining REIT qualification and the income generated by such securities will not represent qualifying income for purposes of the 75% REIT gross income test and therefore could cause us or such affiliate to fail to qualify as a REIT.

We or Taberna may lose our or its REIT qualification or be subject to a penalty tax if the Internal Revenue Service, or IRS, successfully challenges our or its characterization of income from Taberna VIII and Taberna IX.

We and Taberna are required to include in income, in certain cases, even without the receipt of actual distributions, earnings from foreign TRSs that are securitizations, Taberna VIII and Taberna IX, or other foreign corporations that are not qualified REIT subsidiaries. Taberna treats, and we intend to treat, certain of these income inclusions as qualifying income for purposes of the 95% gross income test applicable to REITs but not for purposes of the REIT 75% gross income test. The provisions that set forth what income is qualifying income for purposes of the 95% gross income test provide that gross income derived from dividends, interest and certain other classes of passive income qualify for purposes of the 95% gross income test. Income inclusions from equity investments in Taberna VIII and Taberna IX are technically neither dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes, and there is no clear precedent with respect to the qualification of such income. However, based on advice of counsel, we and Taberna intend to treat such inclusions, to the extent distributed by Taberna VIII and Taberna IX in the year it was accrued, as qualifying income for purposes of the 95% gross income test. In 2011, the IRS issued a private letter ruling considering situations in which a REIT had to include income from foreign corporations. The IRS ruled that such income would qualify for the 95% gross income test. Since private letter rulings only protect the recipient of the letter, it is still possible that, because this income does not meet the literal requirements of the REIT provisions, the IRS might take the position that such income is not qualifying income. In the event that such income was determined not to qualify for the 95% gross income test, we or Taberna could fail to qualify as a REIT. Even if such income does not cause us or Taberna to fail to qualify as a REIT because of certain relief provisions, we or Taberna would be subject to a penalty tax with respect to such income because such income, together with other non-qualifying income earned by us or Taberna, has exceeded and will exceed 5% of its gross income. This penalty tax, if applicable, would be calculated by multiplying the amount by which our or Taberna’s non-qualifying income exceeds 5% of our or Taberna’s total gross income by a fraction intended to reflect our or Taberna’s profitability. In addition, if such income were determined not to qualify for the 95% gross income test, we or Taberna would need to invest in sufficient qualifying assets, or sell some interests in Taberna VIII and Taberna IX or other foreign corporations that are not qualified REIT subsidiaries to ensure that the income recognized by us or Taberna from Taberna VIII and Taberna IX or such other foreign corporations does not exceed 5% of our or Taberna’s gross income.

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

In order to qualify as a REIT, we and the REIT affiliates must each distribute to our respective shareholders each calendar year at least 90% of our respective REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we and the REIT affiliates each satisfy the 90% distribution requirement, but distribute less than 100% of net taxable income, we or such affiliate will be subject to U.S. federal corporate income tax. In addition, we or the REIT affiliates will incur a 4% nondeductible excise tax on the amount, if any, by which our respective distributions in any calendar year are less than the sum of:

•	85% of ordinary income for that year;

•	95% of capital gain net income for that year; and

•	100% undistributed taxable income from prior years.

We and the REIT affiliates each intend to distribute our respective net income to our respective shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. There is no requirement that any TRS of ours or the REIT affiliates distribute their after-tax net income to us or the REIT affiliates and such TRSs may, to the extent consistent with maintaining our or the REIT affiliates’ qualification as a REIT, determine not to make any current distributions to us or the REIT affiliates. However, Taberna’s non-U.S. TRSs, Taberna VIII and Taberna IX, will generally be deemed to distribute their earnings to Taberna on an annual basis for U.S. federal income tax purposes, regardless of whether such TRSs actually distribute their earnings.

Our or the REIT affiliates’ respective taxable income may substantially exceed our or their respective net income as determined by accounting principles generally accepted in the United States, or GAAP, because, for example, expected capital losses will be deducted in determining our respective GAAP net income, but may not be deductible in computing our or their respective taxable income. GAAP net income may also be reduced to the extent we or the REIT affiliates have to “markdown” the value of our respective assets to reflect their current value. Prior to the sale of such assets, those mark-downs do not comparably reduce taxable income. In addition, we or the REIT affiliates may invest in assets including the equity of securitization entities that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. This taxable income may arise for us in the following ways:

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

•

Our or the REIT affiliates’ loan terms may provide for both an interest “pay” rate and “accrual” rate. When this occurs, we recognize interest based on the sum of the pay rate and the accrual rate, but only receive cash at the pay rate until maturity of the loan, at which time all accrued interest is due and payable.

•

Our or the REIT affiliates’ loans or unconsolidated real estate may contain provisions whereby the benefit of any principal amortization of the underlying senior debt inures to us or the REIT affiliates. We or the REIT affiliates recognize this benefit as income as the amortization occurs, with no related cash receipts until repayment of our loan.

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

If our or Taberna’s securitizations are subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us or Taberna and pay their creditors.

Taberna’s consolidated foreign securitization subsidiaries, Taberna VIII and Taberna IX, are organized as Cayman Islands companies, and we may own similar foreign securitization’s in the future. There is a specific exemption from U.S. federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We and Taberna intend that the consolidated securitization subsidiaries and any other non-U.S. securitizations that are TRSs will rely on that exemption or otherwise operate in a manner so that they will not be subject to U.S. federal income tax on their net income at the entity level. If the IRS were to succeed in challenging the tax treatment of our or Taberna’s securitizations, it could greatly reduce the amount that those securitizations would have available to distribute to their shareholders and to pay to their creditors. Any reduced distributions would reduce amounts available for distribution to our shareholders.

Our and the REIT affiliates’ ownership of and relationship with TRSs will be limited, and a failure to comply with the limits would jeopardize our and its REIT qualification and may result in the application of a 100% excise tax.

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

Any domestic TRSs that we or the REIT affiliates own or that we or the REIT affiliates acquire in the future will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution but will not be required to be distributed.

The value of the securities that we or the REIT affiliates hold in TRSs may not be subject to precise valuation. Accordingly, there can be no assurance that we or the REIT affiliates will be able to comply with the 25% limitation discussed above or avoid application of the 100% excise tax discussed above.

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

Fees we or our REIT affiliates receive will not be REIT qualifying income.

We and our REIT affiliates must satisfy two gross income tests annually to maintain qualification as a REIT. First, at least 75% of a REIT’s gross income for each taxable year must consist of defined types of income that derive, directly or indirectly, from investments relating to real property or mortgages on real property or temporary investment income. Qualifying income for purposes of that 75% gross income test generally includes:

•	rents from real property,

•	interest on debt secured by mortgages on real property or on interests in real property, and

•	dividends or other distributions on and gain from the sale of shares in other REITs.

Second, in general, at least 95% of a REIT’s gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, dividends, other types of interest, gain from the sale or disposition of stock or securities, income from certain interest rate hedging contracts, or any combination of the foregoing. Gross income from any origination fees we or our REIT affiliates obtain or from our sale of property that are held primarily for sale to customers in the ordinary course of business is excluded from both income tests.

Any origination fees we or our REIT affiliates receive will not be qualifying income for purposes of the 75% or 95% gross income tests applicable to REITs under the Internal Revenue Code. We typically receive, and our REIT affiliates may receive, initial payments, or “points,” from borrowers as commitment fees or additional interest. So long as the payment is for the use of money, rather than for other services provided by us or our REIT affiliates, we believe that this income should not be classified as non-qualifying origination fees. However, the Internal Revenue Service may seek to reclassify this income as origination fees instead of commitment fees or interest. If we cannot satisfy the Internal Revenue Code’s income tests as a result of a successful challenge of our classification of this income, we may not qualify as a REIT. Any fees for services, such as advisory fees or broker-dealer fees, received by us or our REIT affiliates will not qualify for either income test. Any such fees earned by a TRS of ours or of one of our REIT affiliates would not be subject to tax, and any distributions from TRSs would be qualifying income for purposes of the 95% gross income test but not for the 75% gross income test.

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

Overall, no more than 25% of the value of a REIT’s assets may consist of securities of one or more TRSs. We and Taberna currently own, and we, Taberna and any other REIT affiliates may own in the future, interests in additional TRSs. However, our ability to expand the fee-generating businesses of our and Taberna’s current TRSs and future TRSs we or our REIT affiliates may form, will be limited by our and our REIT affiliates need to meet this 25% test, which may adversely affect distributions we pay to our shareholders.

If Taberna fails to qualify as a REIT, then we also would very likely fail to qualify as a REIT and if any other significant REIT affiliate fails to qualify as a REIT, it would adversely affect our ability to qualify as a REIT .

Taberna is a REIT subject to all of the risks discussed above with respect to RAIT. If Taberna fails to qualify as a REIT, then we also would very likely fail to qualify as a REIT, because the income we receive from, and assets we hold through, Taberna make up a significant portion of our total income and assets and materially affect our ability to meet REIT qualification tests. The same is true with respect to other REIT affiliates if the income derived from such REIT affiliate becomes a significant part of our income.

Other Regulatory and Legal Risks of Our Business

Our reputation, business and operations could be adversely affected by regulatory compliance failures.

Potential regulatory action poses a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. We operate our business so as to comply with the Internal Revenue Code’s REIT rules and regulations and so as to remain exempt from registration as an investment company under the Investment Company Act. The SEC and the Financial Industry Regulatory Authority, or FINRA, oversee the activities of our broker-dealer subsidiary. In addition, we are subject to regulation under the Exchange Act, the Investment Advisers Act and various other statutes. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses. A failure to comply with the obligations imposed by any of the regulations binding on us or to maintain any of the licenses required to be maintained by us could result in investigations, sanctions and reputation damage.

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

Because RAIT Partnership and the two wholly-owned subsidiaries through which we hold 100% of the partnership interests in RAIT Partnership—RAIT General, Inc. and RAIT Limited, Inc.—will not be relying on Section 3(c)(1) or 3(c)(7) for their respective Investment Company Act exemptions, our investments in these securities will not constitute “investment securities” for purposes of the 40% test if RAIT Partnership is otherwise exempt from the Investment Company Act.

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

Any entity relying on Section 3(c)(5)(C) for its Investment Company Act exemption must have at least 55% of its portfolio invested in qualifying assets (which in general must consist of mortgage loans, mortgage backed securities that represent the entire ownership in a pool of mortgage loans and other liens on and interests in real estate) and another 25% of its portfolio invested in other real estate-related assets. Based on no-action letters issued by the Staff of the SEC, we classify our investments in mortgage loans as qualifying assets, as long as the loans are “fully secured” by an interest in real estate. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then we consider the loan to be a qualifying asset. We do not consider loans with loan-to-value ratios in excess of 100% to be qualifying assets that come within the 55% basket, but only real estate-related assets that come within the 25% basket. Based on a no-action letter issued by the Staff of the SEC, we treat most of our mezzanine loans as qualifying assets because we usually obtain a first lien position on the entire ownership interest of a special purpose entity, or SPE, that owns only real property, or that owns the entire ownership interest in a second SPE that owns only real property, and otherwise comes within the conditions of the no-action letter, and we treat any remaining mezzanine loans as real estate-related assets that come within the 25% basket. The treatment of other investments as qualifying assets and real estate-related assets, including equity investments in subsidiaries, is based on the characteristics of the underlying asset, in the case of a directly held investment, or the characteristics of the assets of the subsidiary, in the case of equity investments in subsidiaries.

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

We make the determination of whether an entity is a majority-owned subsidiary of RAIT, RAIT Partnership or Taberna. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling its owner or holder to vote for the election of directors of a company. We treat companies, including future securitization subsidiaries, in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. Neither RAIT, RAIT Partnership nor Taberna has requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies, including securitizations, as majority-owned subsidiaries, we would need to adjust our respective investment strategies and invest our respective assets in order to continue to pass the 40% test. Any such adjustment in its investment strategy could have a material adverse effect on Taberna and us.

A majority of Taberna’s subsidiaries are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Act with respect to the assets in which they can invest to avoid being regulated as an investment company. In particular, Taberna’s subsidiaries that are securitizations generally rely on Rule 3a-7, an exemption from the Investment Company Act provided for certain structured financing vehicles that pool income-producing assets and issue securities backed by those assets. Such structured financings may not engage in portfolio management practices resembling those employed by mutual funds. Accordingly, each Taberna securitization subsidiary that relies on Rule 3a-7 is subject to an indenture which contains specific guidelines and restrictions limiting the discretion of the securitization. The indenture prohibits the securitization from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Certain sales and purchases of assets, such as dispositions of collateral that has gone into default or is at risk of imminent default, may be made so long as they do not violate the guidelines contained in each indenture and are not based primarily on changes in market value. The proceeds of permitted dispositions may be reinvested in collateral that is consistent with the credit profile of the securitization under specific and predetermined guidelines. In addition, absent obtaining further guidance from the SEC, substitutions of assets may not be made solely for the purpose of enhancing the investment returns of the holders of the equity securities issued by the securitization. As a result of these restrictions, Taberna’s securitization subsidiaries may suffer losses on their assets and Taberna may suffer losses on its investments in its securitization subsidiaries.

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

Our subsidiaries, RAIT Partnership and TCM, are registered investment advisers under the Investment Advisers Act of 1940, or the Investment Advisers Act, and, as such, are supervised by the SEC. We registered RAIT Partnership and TCM under the Investment Advisers Act so that they could manage increasing numbers of securitizations or otherwise provide advisory services. We expect to register additional affiliates of RAIT providing advisory services to our sponsored REITs and other public and private investment vehicles we sponsor in the future. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including record-keeping requirements, operational procedures and disclosure obligations. Such subsidiaries may also be registered with various states and, thus, subject to the oversight and regulation by such states’ regulatory agencies. If we do not comply with these requirements, it could have an adverse effect on our ability to manage our securitizations and provide advisory services to our sponsored non-listed REITs and any private investment vehicles.

Our failure to maintain a broker-dealer license in the various jurisdictions in which we do business could have a material adverse effect on our business, financial condition, liquidity and results of operations.

FINRA has granted our membership application for a broker-dealer license for our subsidiary, Independence Securities. We also are required to maintain licenses with state securities regulators. Failure to maintain Independence Securities’ licenses as a broker-dealer with FINRA and applicable state regulators would prevent it from serving as the dealer-manager for the securities offerings of our sponsored non-listed REITs and any private investment vehicles and earning related fees or engaging in trading and advisory services. In that event, we may need to engage a third-party broker-dealer to act as a dealer manager. If Independence Securities is unable to receive fees related to its dealer-manager services or engage in trading and advisory services, it would have less cash available for distribution to RAIT. In addition, any failure by Independence Securities to obtain a broker-dealer license in the various jurisdictions relevant to any securities offering by our sponsored non-listed REITs and any private investment vehicles could have a material adverse effect on such offerings and our ability to derive benefits from our sponsored non-listed REITs and any private investment vehicles.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

For our investments in real estate, the leases for our multi-family properties are generally one-year or less and leases for our office and retail properties are operating leases. The following table represents a ten-year lease expiration schedule for our non-residential properties as of December 31, 2011.

Year of Lease Expiration (December 31,)	Number of Leases Expiring during the Year	Rentable Square Feet Subject to Expiring Leases	Final Annualized Rent under Expiring Leases (in 000’s) (a)	Final Annualized Rent per Square Foot under Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total
2012	174	511,337	$7,378	$14.43	22.6%	22.6%
2013	64	394,020	5,171	13.12	15.9%	38.5%
2014	57	140,269	2,213	15.78	6.8%	45.3%
2015	31	270,958	2,723	10.05	8.4%	53.7%
2016	25	93,844	1,677	17.87	5.1%	58.8%
2017	7	105,025	1,769	16.84	5.4%	64.2%
2018	3	62,581	1,179	18.84	3.6%	67.8%
2019	6	81,318	764	9.38	2.3%	70.1%
2020	6	26,605	547	20.55	1.7%	71.8%
2021	3	35,987	1,003	27.88	3.1%	74.9%
2022 and thereafter	4	438,237	8,198	18.71	25.1%	100.0%

Total	380	2,160,181	$32,622	$15.10	100.0%

(a)	“Final Annualized Rent” for each lease scheduled to expire represents the cash rental rates of the respective tenants for the final month prior to expiration multiplied by 12.

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

On May 17, 2011, the board of trustees authorized a 1-for-3 reverse stock split of our common shares of beneficial interest, or the reverse stock split, that became effective on June 30, 2011, or the effective time. At the effective time, every three common shares issued and outstanding were automatically combined into one issued and outstanding new common share. The par value of new common shares changed to $0.03 per share after the reverse stock split from the par value of common shares prior to the reverse stock split of $0.01 per share. The reverse stock split reduced the number of common shares outstanding but did not change the number of authorized common shares. The reverse stock split did not affect our preferred shares of beneficial interest. All references in the following table to the prices and dividends declared for all periods presented have been adjusted to reflect the reverse stock split.

	Price Range of Common Shares		Dividends Declared
	High	Low
2010
First Quarter	$6.99	$3.03	$0.00
Second Quarter	14.25	5.49	0.00
Third Quarter	7.02	3.90	0.00
Fourth Quarter	7.26	4.50	0.00
2011
First Quarter	$11.34	$6.57	$0.09
Second Quarter	8.13	5.52	0.06
Third Quarter	7.31	3.12	0.06
Fourth Quarter	5.69	2.90	0.06
2012
First Quarter (through February 21, 2012)	$6.28	$4.70

As of February 21, 2012, there were 42,359,031 of our common shares outstanding held by 687 holders of record.

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

PERFORMANCE GRAPH

The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period commencing December 31, 2006 and ending December 31, 2011 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Mortgage REIT index, the NAREIT Equity index and the S&P 500 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Item 6.	Selected Financial Data

The following selected financial data information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the notes thereto, included elsewhere herein (dollars in thousands, except share and per share data).

	As of and For the Years Ended December 31
	2011	2010	2009	2008	2007
Operating Data:
Interest income	$132,351	$153,955	$381,979	$691,287	$893,212
Rental income	91,880	72,373	44,637	17,425	11,291
Total revenue	234,154	244,570	453,114	730,069	930,228
Interest expense	(89,649)	(96,690)	(261,824)	(486,932)	(699,892)
Real estate operating expenses	(55,285)	(51,276)	(35,179)	(13,135)	(8,657)
Provision for losses	(3,900)	(38,307)	(226,567)	(162,783)	(21,721)
Asset impairments	0	0	(46,015)	(67,052)	(517,452)
Total expenses	(219,697)	(261,891)	(640,055)	(804,909)	(1,385,251)
Operating income (loss)	14,457	(17,321)	(186,941)	(74,840)	(455,023)
Change in fair value of financial instruments	(75,154)	45,840	1,563	(552,437)	0
Income (loss) from continuing operations	(38,457)	110,590	(440,141)	(617,130)	(435,991)
Net income (loss)	(37,710)	110,913	(440,981)	(619,185)	(437,478)
Net income (loss) allocable to common shares	(51,130)	98,152	(441,203)	(443,246)	(379,588)
Earnings (loss) per share from continuing operations
Basic	$(1.35)	$3.38	$(20.26)	$(20.88)	$(18.48)
Diluted	$(1.35)	$3.33	$(20.26)	$(20.88)	$(18.48)
Earnings (loss) per share:
Basic	$(1.33)	$3.39	$(20.30)	$(20.97)	$(18.54)
Diluted	$(1.33)	$3.34	$(20.30)	$(20.97)	$(18.54)
Balance Sheet Data:
Investments in mortgages and loans, net	$950,281	$1,149,419	$1,380,957	$5,468,064	$6,378,050
Investments in real estate	891,502	839,192	737,060	346,396	114,168
Investments in securities	647,461	705,451	694,897	1,920,883	3,827,800
Total assets	2,902,604	2,993,432	3,094,976	8,151,450	11,057,580
Total indebtedness	1,748,274	1,838,177	2,077,123	6,102,890	10,040,925
Total liabilities	1,988,510	2,074,902	2,325,055	6,882,109	10,474,982
Total equity	914,094	918,530	769,921	1,269,341	582,598
Other Data:
Common shares outstanding, at period end (1)	41,289,566	35,300,190	24,806,866	21,614,190	20,339,410
Book value per share (1)	$18.04	$21.33	$24.24	$42.27	$20.43
Ratio of earnings to fixed charges and preferred share dividends	0.0x (2)	1.9x	0.0x (2)	0.0x (2)	0.0x (2)
Dividends declared per share (1)	$0.27	$0.00	$0.00	$1.27	$2.56

(1)	Information presented for 2007 through 2010 have been adjusted to reflect the 1-for-3 reverse stock split in June 2011.
(2)	The ratio of earnings to fixed charges and preferred share dividends for the years ended December 31, 2011, 2009, 2008 and 2007 is deficient by $52.1 million, $453.8 million, $630.8 million and $447.8 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a vertically integrated commercial real estate company with a commercial real estate focused platform capable of originating commercial real estate loans, CMBS eligible loans, acquiring commercial real estate properties and investing in, managing, servicing, trading and advising on commercial real estate-related assets. We offer a comprehensive set of debt financing options to the commercial real estate industry along with asset and property management services. We have recently expanded our platform to include sponsoring non-traded or REITs. We also own and manage a portfolio of commercial real estate properties and manage real estate-related assets for third parties. We are positioning RAIT for future growth in the area of its historical core competency, commercial real estate lending, while diversifying the revenue generated from our commercial real estate loans and properties and reducing or removing other non-core assets and activities.

In order to take advantage of market opportunities in the future, and to maximize shareholder value over time, we will continue to focus on:

•

expanding RAIT’s commercial real estate revenue by investing in commercial real estate-related assets, managing and servicing investments for our own account or for others, and providing property management services;

•	creating value through investing in our commercial real estate properties and implementing cost savings programs to help maximize property value over time;

•

raising capital by accessing capital through the independent broker-dealer networks for the offerings of the sponsored REITs and other sponsored companies and generating fee income by advising the sponsored companies and broker-dealer activities;

•	reducing our leverage while developing new financing sources; and

•	managing our investment portfolios to reposition non-performing assets, increase our cash flows and ultimately recover the value of our assets over time.

During 2011, we successfully met our debt reduction goals, increased our origination of commercial real estate loans, increased our investments in real estate and began two new business initiatives: (i) originating CMBS eligible loans and (ii) sponsoring non-traded REITS. We generated positive operating income and adjusted funds from operations, or AFFO, throughout 2011 and resumed paying regular dividends on our common shares. Though we are reporting a net loss for the year caused primarily by non-cash changes in the fair market value of some of our investments, we believe we have positioned RAIT to take advantage of opportunities resulting from improved commercial real estate market fundamentals and sources of financing and by reducing our exposure to near-term debt obligations. We generated a net loss allocable to common shares of $51.1 million, or $1.33 per common share-diluted, during the year ended December 31, 2011. The primary items affecting our performance were the following:

•

Change in fair value of financial instruments. For the year ended December 31, 2011, the net change in fair value of financial instruments decreased net income by $75.2 million. The primary driver of this decrease was our interest rate hedges that we record at fair value under FASB ASC Topic 825, “Financial Instruments”. During the year ended December 31, 2011, we experienced a general decline in interest rates across the interest rate curve which caused declines in the value of our interest rate hedges.

•

Gains (losses) on debt extinguishments. During the year ended December 31, 2011, we repurchased $140.0 million of our 6.875% convertible senior notes and $23.7 million in aggregate principal amount of CDO notes payable issued by our RAIT I and RAIT II securitizations. The aggregate purchase price of these repurchases was $146.3 million. These transactions generated a gain on debt extinguishment of $15.0 million, including the write-off of unamortized deferred financing costs. See “Liquidity and Capital Resources—Capitalization” below for more information regarding these transactions.

During 2011, we continued to focus our efforts on enhancing our commercial real estate loan portfolio and our investments in real estate, which are our primary investment portfolios. Although economic conditions are improving, some of our borrowers within our commercial real estate loan portfolio are under financial stress. As a result, to enhance our commercial real estate portfolios, we consider whether or not it is beneficial to take direct ownership of the properties serving as collateral for our loans. During the year ended December 31, 2011, we converted six loans into direct ownership as we believed direct ownership would enhance our ultimate returns.

We are expanding our ability to benefit from positive developments in the commercial mortgage-backed securities, or CMBS markets. We believe there is growing demand from unaffiliated commercial mortgage-backed securitizations for commercial real estate loans which meet market standards for inclusion in securitizations. We completed the sale of $61.0 million of CMBS eligible loans into an unaffiliated CMBS securitization in October 2011 and recently entered into, in the aggregate, $250.0 million of CMBS warehouse facilities, which will be used to fund CMBS eligible loans we originate for sale into future CMBS securitizations.

We continue to explore opportunities arising from sponsoring non-traded REITs and similar vehicles due to our capacity to originate and manage commercial real estate-related assets. See “Sponsored Companies” below for a discussion of this strategy.

The following key statistics illustrate the transformation of our business since 2009 (dollars in thousands):

	For the Years Ended December 31
	2011	2010	2009
Financial Statistics:
Recourse debt maturing within 1-year (a)	$1,856	$41,489	$24,390
Assets under management	$3,517,684	$3,835,230	$10,125,678
Debt to equity	2.2x	2.3x	3.0x
Total revenue	$234,154	$244,570	$453,114
Earnings per share, diluted	$(1.33)	$3.34	$(20.30)
Common dividend declared (b)	$0.27	$0.00	$0.00
Commercial Real Estate (“CRE”) Loan Portfolio (c):
Reported CRE Loans—unpaid principal	$952,997	$1,173,141	$1,347,811
Non-accrual loans—unpaid principal	$54,334	$122,306	$171,372
Non-accrual loans as a % of reported loans	5.7%	10.4%	12.7%
Reserve for losses	$40,565	$61,731	$86,609
Reserves as a % of non-accrual loans	74.7%	50.5%	50.5%
Provision for losses	$3,900	$38,307	$130,080
CRE Property Portfolio:
Reported investments in real estate	$891,502	$839,192	$737,060
Number of properties owned	56	47	39
Multifamily units owned	8,014	8,311	6,967
Office square feet owned	1,786,860	1,632,978	1,324,368
Retail square feet owned	1,358,257	1,116,112	1,095,452
Average Physical Occupancy Data:
Multifamily	88.5%	85.5%	77.7%
Office	69.2%	67.8%	48.2%
Retail	68.0%	58.8%	58.0%

Total	83.6%	79.2%	69.8%

(a)	Excludes $3.6 million of our 6.875% convertible senior notes that have a final maturity in April 2027 but are redeemable in full in April 2012. Includes any principal amortization on recourse debt that is required prior to the stated maturity.

(b)	On January 10, 2011, we declared a 2010 annual cash dividend on our common shares of $0.09 per common share, split adjusted. The dividends were paid on January 31, 2011 to holders of record on January 21, 2011.
(c)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only and does not include other loans. See Note 3—“Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.

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

Interest rate environment. Interest rates decreased dramatically in 2011 throughout the interest rate curve. This volatility impacted the value of our assets, liabilities and interest rate hedges. We use floating rate line of credit borrowings and long-term floating rate CDO notes payable to finance our investments. To the extent the amount of fixed-rate commercial loans are not directly offset by matching fixed-rate CDO notes payable, we utilize interest rate derivative contracts to convert our floating rate liabilities into fixed-rate liabilities, effectively match funding our assets with our liabilities. Continued volatility in interest rates may impact the value of our investments/financing arrangements and/or the interest income/expense generated by those investments/financings in the future.

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

Revenue Recognition for Interest Income. We recognize interest income from investments in commercial mortgages, mezzanine loans, and other securities on a yield to maturity basis. Upon the acquisition of a loan at a discount, we assess the portions of the discount that constitute accretable yields and non-accretable differences. The accretable yield represents the excess of our expected cash flows from the loan over the amount we paid for the loan. That amount, the accretable yield, is accreted to interest income over the remaining life of the loan. Many of our commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible.

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

Recognition of Fees and other income. We generate fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, (c) providing property management services to third parties, and (d) providing fixed income trading and advisory services to our customers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the years ended December 31, 2011, 2010, and 2009, we received $5.2 million, $6.3 million, and $16.1 million, respectively, of earned asset management fees associated with consolidated securitizations, of which we eliminated $3.8 million, $2.8 million, and $7.0 million, respectively, of management fee income with consolidated securitizations.

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

Allowance for Losses, Impaired Loans and Non-accrual Status. We maintain an allowance for losses on our investments in commercial mortgages, mezzanine loans and other loans. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. Management reviews loans for impairment and establishes specific reserves when a loss is probable and reasonably estimable under the provisions of FASB ASC Topic 310, “Receivables.” A loan is impaired when it is probable that we may not collect all principal and interest payments according to contractual terms. As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. If any trends or characteristics indicate that it is probable that other loans, with similar characteristics to those of impaired loans, have incurred a loss, we consider whether an allowance for loss is needed pursuant to FASB ASC Topic 450, “Contingencies.” Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days. Payments received for non-accrual or impaired loans are applied to principal until the loan is removed from non-accrual status or no longer impaired. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. The allowance for losses is increased by charges to operations and decreased by charge-offs (net of recoveries). Management charges off loans when the investment is no longer realizable and legally discharged.

Investments in Real Estate. Investments in real estate are shown net of accumulated depreciation. We capitalize those costs that have been evaluated to improve the real property and depreciate those costs on a straight-line basis over the useful life of the asset. We depreciate real property using the following useful lives: buildings and improvements—30 to 40 years; furniture, fixtures, and equipment—5 to 10 years; and tenant improvements—shorter of the lease term or the life of the asset. Costs for ordinary maintenance and repairs are charged to expense as incurred.

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

Investments in Securities. We account for our investments in securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, and designate each investment security as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). We classify certain available-for-sale securities as trading securities when we elect to record them under the fair value option in accordance with FASB ASC Topic 825, “Financial Instruments.” See “Fair Value of Financial Instruments.” Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

We account for investments in securities where the transfer meets the criteria as a financing under FASB ASC Topic 860, “Transfers and Servicing”, at fair value. Our investments in security-related receivables represent securities that were transferred to issuers of collateralized debt obligations, or CDOs, in which the transferors maintained some level of continuing involvement. We use our judgment to determine whether an investment in securities has sustained an other-than-temporary decline in value. If management determines that an investment in securities has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings, and we establish a new cost basis for the investment. Our evaluation of an other-than-temporary decline is dependent on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the estimated fair value of the investment in relation to our cost basis; the financial condition of the related entity; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery of the fair value of the investment.

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

In April 2011, the FASB issued an accounting standard classified under FASB ASC Topic 860, “Transfers and Servicing”. This accounting standard amends existing guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) if all of the following criteria are met: (a) the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred, (b) the agreement is to repurchase or redeem them before maturity, at a fixed or determinable price, and (c) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. This accounting standard is effective for the first interim or annual period beginning on or after December 15, 2011. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In June 2011, the FASB issued an accounting standard classified under FASB ASC Topic 222, “Comprehensive Income”. This accounting standard amends existing guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by requiring entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued an accounting standard that deferred the new presentation requirements about reclassification adjustments. Both of these accounting standards are effective for fiscal years, and interim periods with those years, beginning after December 15, 2011. Management is currently evaluating the impact that these standards may have on our consolidated financial statements.

In December 2011, The FASB issued an accounting standard classified under FASB ASC Topic 360, “Property, Plant, and Equipment”. This accounting standard amends existing guidance to resolve the diversity in practice about whether the guidance for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This accounting standard is effective for fiscal years, and interim periods with those years, beginning on or after June 15, 2012. Management is currently evaluating the impact that these standards may have on our consolidated financial statements.

Assets Under Management

Assets under management, or AUM, is an operating measure representing the total assets that we own or are managing for third parties. While not all AUM generates fee income, it is an important operating measure to gauge our asset growth, volume of originations, size and scale of our operations and our performance. AUM includes our total investment portfolio and assets associated with unconsolidated securitizations for which we derive asset management fees.

The table below summarizes our AUM as of December 31, 2011 and December 31, 2010 (dollars in thousands):

	AUM as of December 31, 2011	AUM as of December 31, 2010
Commercial real estate portfolio (1)	$1,850,390	$1,974,519
U.S. TruPS portfolio (2)	1,667,294	1,860,711

Total	$3,517,684	$3,835,230

(1)	As of December 31, 2011 and December 31, 2010, our commercial real estate portfolio was comprised of $0.9 billion and $1.1 billion of assets collateralizing RAIT I and RAIT II, $891.5 million and $839.2 million, respectively, of investments in real estate and $23.9 million and $30.4 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(2)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I, Taberna VIII, and Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

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

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the years ended December 31, 2011, 2010, and 2009 (in thousands, except share information):

	For the Years Ended December 31
	2011	2010	2009
Funds From Operations:
Net income (loss) allocable to common shares	$(51,130)	$98,152	$(441,203)
Adjustments:
Real estate depreciation and amortization	28,407	28,878	21,854
(Gains) losses on the sale of real estate	98	1,682	(858)

Funds From Operations	$(22,625)	$128,712	$(420,207)

Weighted-average shares—diluted	38,508,086	29,417,337	21,735,078

Adjusted Funds From Operations:
Funds From Operations	$(22,625)	$128,712	$(420,207)
Adjustments:
Change in fair value of financial instruments	75,154	(45,840)	(1,563)
(Gains) losses on debt extinguishment	(15,001)	(71,575)	(115,869)
Capital expenditures, net of direct financing	(1,868)	(1,233)	(994)
Straight-line rental adjustments	(3,227)	(72)	149
Amortization of deferred items and intangible assets	3,823	(65)	7,847
Share-based compensation	541	2,949	3,830

Adjusted Funds From Operations	$36,797	$12,876	$(526,807)

Weighted-average shares—diluted	38,508,086	29,417,337	21,735,078

REIT Taxable Income

To qualify as a REIT, we are required to make annual dividends to our shareholders in an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, to avoid certain U.S. federal excise taxes, we are required to make dividends to our shareholders in an amount at least equal to 90% of our REIT taxable income for each year. Because we expect to make dividends based on the foregoing requirements, and not based on our earnings computed in accordance with GAAP, we expect that our dividends may at times be more or less than our reported earnings as computed in accordance with GAAP.

Our board of trustees monitors RAIT’s REIT taxable income and all available net operating losses not utilized in prior years. In May 2011, our board reinstated our regular quarterly dividends on our common shares. Our board of trustees reserves the right to change its dividend policy at any time or from time to time in its sole discretion but expects to continue to declare dividends in at least the amount necessary to maintain RAIT’s REIT status.

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income determined in accordance with GAAP as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Our total taxable income represents the aggregate amount of taxable income generated by us and by our domestic and foreign TRSs. REIT taxable income is calculated under U.S. federal tax laws in a manner that, in certain respects, differs from the calculation of net income pursuant to GAAP. REIT taxable income excludes the undistributed taxable income of our domestic TRSs, which is not included in REIT taxable income until distributed to us. Subject to TRS value limitations, there is no requirement that our domestic TRSs distribute their earnings to us. REIT taxable income, however, generally includes the taxable income of our foreign TRSs because we will generally be required to recognize and report our taxable income on a current basis. Since we are structured as a REIT and the Internal Revenue Code requires that we distribute substantially all of our net taxable income in the form of dividends to our shareholders, we believe that presenting the information management uses to calculate REIT net taxable income is useful to investors in understanding the amount of the minimum dividends that we must make to our shareholders so as to comply with the rules set forth in the Internal Revenue Code. Because not all companies use identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to other similarly titled measures as determined and reported by other companies.

The table below reconciles the differences between reported net income (loss), total taxable income and estimated REIT taxable income for the three years ended December 31, 2011 (dollars in thousands):

	For the Years Ended December 31
	2011	2010	2009
Net income (loss), as reported	$(37,710)	$110,913	$(440,981)
Add (deduct):
Provision for losses	3,900	38,307	226,567
Charge-offs on allowance for losses	(27,509)	(47,787)	(152,014)
Domestic TRS book-to-total taxable income differences:
Income tax provision (benefit)	(538)	1,602	(958)
Stock compensation, forfeitures and other temporary tax differences	1,893	93	829
Capital losses not offsetting capital gains and other temporary tax differences	0	(7,938)	0
Asset impairments	0	0	46,015
Capital losses not offsetting capital gains and other temporary tax differences	0	108	377,096
Change in fair value of financial instruments, net of noncontrolling interests (1)	75,154	(45,840)	(23,822)
Amortization of intangible assets	560	822	1,407
CDO investments aggregate book-to-taxable income differences (2)	(49,454)	(50,768)	(69,314)
Accretion of (premiums) discounts	0	0	1,232
Other book to tax differences	(237)	5,347	(2,520)

Total taxable income (loss)	(33,941)	4,859	(36,463)
Taxable (income) loss attributable to domestic TRS entities	9,032	6,113	(4,051)
Dividends paid by domestic TRS entities	45	14,000	5,013
Deductible preferred dividends	0	(13,641)	0

Estimated REIT taxable income (loss) (3)	$(24,864)	$11,331	$(35,501)

(1)	Change in fair value of financial instruments is reported net of allocation to noncontrolling interests of $(22,259) for the year ended December 31, 2009.
(2)	Amounts reflect the aggregate book-to-taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.
(3)	As of December 31, 2011, RAIT has an estimated net operating loss carry-forward of approximately $52.7 million that may be used to offset its REIT taxable income in the future.

During 2011, our common shares were listed under two CUSIPs: CUSIP # 749227104 from January 1, 2011 through the effective date on June 30, 2011 of our 1-for-3 reverse stock split on our common shares and CUSIP # 749227609 from July 1, 2011 through December 31, 2011. The information provided for the dividend paid on January 31, 2011 has not been adjusted for the reverse stock split. For the year ended December 31, 2011, the tax classification of our dividends on common shares was as follows:

CUSIP #	Declaration Date	Record Date	Payment Date	Dividend Paid		Ordinary Income	Qualified Dividend	Return of Capital
749227104	1/10/2011	1/21/2011	1/31/2011	$0.03	(a)	$0.03	$0.03	$0.00

Total CUSIP # 749227104				$0.03		$0.03	$0.03	$0.00
749227609	5/17/2011	7/8/2011	7/29/2011	$0.06		$0.00	$0.00	$0.06
749227609	9/13/2011	10/7/2011	10/31/2011	0.06		0.00	0.00	0.06

Total CUSIP #749227609				$0.12		$0.00	$0.00	$0.12

(a)	Included in the dividend paid on January 31, 2011, is a pass through of AMT preference items in the amount of $0.01 per share. The AMT preference item should be reported as an adjustment on your appropriate AMT tax form.

The preferred dividends that we paid in 2011 were classified as a return of capital.

For the year ended December 31, 2010, we declared a $0.09 per common share dividend, split adjusted, in 2011. For tax reporting purposes, this dividend will be taxable to common shareholders in 2011. The preferred dividends that we paid in 2010 were classified as an ordinary dividend, including a qualified dividend component, for those shareholders who held our preferred shares for the entire year.

For the year ended December 31, 2009, we did not pay any common dividends. For tax reporting purposes, the preferred dividends that we paid in 2010 were classified as 100% return of capital for those shareholders who held our preferred shares for the entire year.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Interest income. Interest income decreased $21.6 million, or 14.0%, to $132.4 million for the year ended December 31, 2011 from $154.0 million for the year ended December 31, 2010. Generally, our interest income has declined, when compared to the year ended December 31, 2010, as a result of a decrease in our average investments in loans and securities. Our average investments in loans and securities declined from $2.0 billion for the year ended December 31, 2010 to $1.5 billion during the year ended December 31, 2011. This decline was primarily caused by:

•	principal repayments of $214.0 million on our investments in loans and $77.3 million from our investments in securities since December 31, 2010 and

•	conversion of $115.1 million of loans to owned real estate since December 31, 2010,

This decline in our investments was offset by new investments totaling $104.1 million during 2011.

Furthermore, the reduction in interest income is also due to a decrease in the weighted-average interest rates on our investments in loans from 7.70% as of December 31, 2010 to 7.24% as of December 31, 2011. This is due to a broad decrease in interest rates during 2011 as well as prepayments from loans with higher interest rates during 2011.

Rental income. Rental income increased $19.5 million to $91.9 million for the year ended December 31, 2011 from $72.4 million for the year ended December 31, 2010. The increase is attributable to $6.5 million of rental income from 11 new properties acquired or consolidated since December 31, 2010, $6.6 million of additional rental income in 2011 from 13 properties acquired during the year ended December 31, 2010 which were present for all of 2011 and improved occupancy and rental rates in 2011 as compared to 2010.

Fee and other income. Fee and other income decreased $8.3 million, or 45.6%, to $9.9 million for the year ended December 31, 2011 from $18.2 million for the year ended December 31, 2010. Collateral management and restructuring fee income decreased $2.1 million and $2.2 million, respectively, due to the sale or delegation of our collateral management rights on eight Taberna securitizations during April 2010. Additionally, riskless trade and brokerage fee income decreased $1.5 million and property reimbursement and management fee income decreased $2.1 million primarily due to lower expenses at managed properties.

Expenses

Interest expense. Interest expense decreased $7.1 million, or 7.3%, to $89.6 million for the year ended December 31, 2011 from $96.7 million for the year ended December 31, 2010. The decrease is primarily attributable to repurchases of $140.0 million of our 6.875% convertible senior notes, $23.7 million of our CDO notes payable and the repayment of $64 million of senior secured notes, offset by additional interest cost and discount amortization expense incurred for the issuance of new debt instruments since December 31, 2010. Additionally, we repaid $26.5 million of our secured credit facilities.

Real estate operating expense. Real estate operating expense increased $4.0 million to $55.3 million for the year ended December 31, 2011 from $51.3 million for the year ended December 31, 2010. The increase is attributable to $2.7 million of operating expenses from 11 new properties acquired or consolidated since December 31, 2010 and $1.3 million from 13 properties acquired during the year ended December 31, 2010 which were present for all of 2011.

Compensation expense. Compensation expense decreased $4.7 million, or 16.4%, to $24.0 million for the year ended December 31, 2011 from $28.7 million for the year ended December 31, 2010. This decrease was related to decreased salaries and benefits expenses of $1.0 million and reduced stock based compensation expense of $2.4 million as several awards were fully vested in 2010 and no corresponding awards were made in 2011.

General and administrative expense. General and administrative expense decreased $0.8 million, or 4.4%, to $17.4 million for the year ended December 31, 2011 from $18.2 million for the year ended December 31, 2010. Expenses for professional fees related to legal, tax, and audit services declined $1.4 million and insurance expenses decreased by $0.4 million. These decreases were offset by $0.9 million of acquisition expenses related to the acquisition and development of our non-traded public REIT, IRT.

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan portfolios. The provision for losses decreased by $34.4 million for the year ended December 31, 2011 to $3.9 million as compared to $38.3 million for the year ended December 31, 2010. The decrease is attributable to the improved performance of our commercial real estate loan portfolio during 2011 as compared to 2010. At December 31, 2011 we had $73.8 million of investment in loans on non-accrual, down from $143.2 million of investments in loans on non-accrual as of December 31, 2010. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.8 million to $29.5 million for the year ended December 31, 2011 from $28.7 million for the year ended December 31, 2010. This increase was primarily attributable to $1.5 million of depreciation expense relating to 11 new properties acquired or consolidated since December 31, 2010 and $0.6 million from 13 properties acquired or consolidated during the year ended December 31, 2010 present for a full year of operations. These increases were offset by a $1.3 million decrease due to the full amortization of certain corporate fixed assets as well as those at properties acquired or consolidated prior to January 1, 2010.

Interest and other income (expense)

Gains (Losses) on sale of assets. Gains on sale of assets were $6.4 million during the year ended December 31, 2011. The gains relate to $5.2 million from the sale of bonds and other investment securities, $2.9 million from the sale of certain loans to a securitization, and $0.2 million from a sold property. These gains were offset by losses of $1.9 million from the disposition of four loans from our consolidated CRE securitizations.

Gains on extinguishment of debt. Gains on extinguishment of debt during the year ended December 31, 2011 are attributable to the repurchase of $6.7 million principal amount of RAIT I and $17.0 million principal amount of RAIT II debt notes from the market for $7.8 million of cash. As a result of these repurchases we recorded gains on extinguishment of debt of $15.9 million. These gains were partially offset by repurchases of $140.0 million in aggregate principal amount of our 6.875% convertible senior notes due April 2027. The notes were repurchased for $138.6 million of cash. As a result of these repurchases, we recorded losses on extinguishment of debt of $0.9 million, including the write-off of associated deferred financing costs and debt discounts.

Change in fair value of financial instruments. The change in fair value of financial instruments pertains to the majority of our assets within our investments in securities and any related CDO notes payable and derivative instruments used to finance such assets. During the years ended December 31, 2011 and 2010, the fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Change in fair value of trading securities and security-related receivables	$19,281	$111,873
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(35,491)	(26,882)
Change in fair value of derivatives	(58,944)	(39,151)

Change in fair value of financial instruments	$(75,154)	$45,840

Discontinued operations. Income from discontinued operations increased $0.4 million to $0.7 million for the year ended December 31, 2011 compared to $0.3 million for the year ended December 31, 2010. The increase is attributable to the timing of properties acquired, sold, or deconsolidated during the respective periods. Included in discontinued operations for the year ended December 31, 2011 is $0.7 million of net income from a sold property.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Interest income. Interest income decreased $228.0 million, or 59.7%, to $154.0 million for the year ended December 31, 2010 from $382.0 million for the year ended December 31, 2009. This net decrease was primarily attributable to decreases in interest income of: $80.9 million resulting from the disposition of the Taberna Preferred Funding III, Ltd., or Taberna III, Taberna Preferred Funding IV, Ltd., or Taberna IV, Taberna Preferred Funding VI, Ltd, or Taberna VI, and Taberna Preferred Funding VII, Ltd., or Taberna VII, securitizations in June 2009 and $106.5 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease primarily resulted from $141.2 million of commercial real estate loans that were converted to owned real estate since December 31, 2009, $348.9 million in total principal amount of investments on non-accrual status as of December 31, 2010 compared to $304.0 million as of December 31, 2009, and the reduction in short-term LIBOR of approximately 0.3% during the year ended December 31, 2010 compared to the year ended December 31, 2009.

Rental income. Rental income increased $27.8 million to $72.4 million for the year ended December 31, 2010 from $44.6 million for the year ended December 31, 2009. This increase was primarily attributable to: (i) $7.5 million of rental income from 13 new properties, with direct real estate investments of $143.6 million, acquired or consolidated since December 31, 2009; (ii) $16.0 million in rental income from properties that were acquired in 2009 and present for a full year in 2010; and (iii) $4.2 million in rental income resulting from an increase in occupancy for properties present for a full year of operations in 2010.

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

Expenses

Interest expense. Interest expense decreased $165.1 million, or 63.1%, to $96.7 million for the year ended December 31, 2010 from $261.8 million for the year ended December 31, 2009. This net decrease was primarily attributable to decreases in interest expense of: $43.6 million resulting from the disposition of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations in June 2009 and $98.6 million resulting from the disposition of the residential mortgage portfolio in July 2009. The remaining decrease is primarily attributable to repurchases of our convertible senior notes of $102.8 million and the effect on our floating rate indebtedness from the reduction in short-term LIBOR of approximately 0.3% during the year ended December 31, 2010 compared to the year ended December 31, 2009.

Real estate operating expense. Real estate operating expense increased $16.1 million to $51.3 million for the year ended December 31, 2010 from $35.2 million for the year ended December 31, 2009. This increase was primarily attributable: (i) $4.5 million from 13 new properties, with direct real estate investments of $143.6 million, acquired or consolidated since December 31, 2009, (ii) $10.3 million from properties that were acquired in 2009 and present for a full-year in 2010 and (iii) $0.7 million from properties that were acquired prior to 2009 and present for a full year in 2010.

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

General and administrative expense. General and administrative expense decreased $3.6 million, or 16.3%, to $18.2 million for the year ended December 31, 2010 from $21.8 million for the year ended December 31, 2009. This decrease is primarily due to a $1.8 million decrease in consulting and professional fees, a $0.7 million decrease in securitization related trustee and rating agency costs associated with the four Taberna securitizations that we deconsolidated in June 2009, and a $1.0 million decrease in rent expense.

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

Depreciation and amortization expense. Depreciation and amortization expense increased $7.6 million to $28.7 million for the year ended December 31, 2010 from $21.1 million for the year ended December 31, 2009. This increase was primarily attributable to 13 new properties, with direct real estate investments of $143.6 million, acquired or consolidated since December 31, 2009 as well as increased depreciation of capital expenditures since December 31, 2009 associated with our owned properties. These increases were offset by a decrease of $0.6 million from a reduction of intangible assets by $6.2 million associated with the sale of our collateral management rights in eight Taberna securitizations during April 2010.

Other Income (Expense)

Gains (losses) on sale of assets. Gains on sale of assets were $11.6 million during the twelve-month period ended December 31, 2010. The gains on sale of assets are primarily attributable to the sale or delegation of our collateral management rights and responsibilities relating to eight Taberna securitizations to an affiliate of certain funds managed by an affiliate of Fortress Investment Group LLC for $16.5 million. These securitizations were not consolidated by us and were comprised of Taberna Preferred Funding II, Ltd., or Taberna II, Taberna III, Taberna IV, Taberna Preferred Funding V, Ltd., or Taberna V, Taberna VI, Taberna VII, Taberna Europe CDO I, P.L.C., or Taberna Europe I, and Taberna Europe CDO II, P.L.C., or Taberna Europe II. This transaction generated a $7.9 million gain on sale of assets. In addition, we disposed of $11.4 million in total principal amount of unsecured REIT note receivables in our CRE securitizations and recorded a gain of $3.8 million. Losses on sales of assets were $376.8 million during the twelve-month period ended December 31, 2009. Losses on sale of assets are primarily attributable to the deconsolidation of the Taberna III, Taberna IV, Taberna VI and Taberna VII securitizations. On June 25, 2009, we sold all of our equity interests and a portion of our non-investment grade debt that we owned in these four securitizations and concluded that we were no longer the primary beneficiary of the securitizations and, therefore, we deconsolidated the securitizations in accordance with FASB ASC Topic 810, “Consolidation”. During the twelve-month period ended December 31, 2009, we sold all of our retained interests in our six residential mortgage securitizations and recorded losses on sales of assets of $61.8 million.

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

Income tax benefit (provision). We maintain several domestic and foreign TRS entities that are subject to U.S. federal, state and local income taxes and foreign taxes. For the year ended December 31, 2010, the total provision for income taxes was $1.6 million, an increase of $2.6 million from a benefit of $1.0 million for the year ended December 31, 2009. This increase of $2.6 million is attributable to a $2.5 million provision we recorded in connection with the settlement of an IRS audit associated with our subsidiary TCM and certain transfer pricing deductions it made during 2006 through 2008. The settlement was reached in 2011 and was offset by the benefit of net operating losses generated by TCM during 2008. The settlement will require a net cash payment of approximately $0.3 million.

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

Securitization Summary

Overview. We have used securitizations to match fund the interest rates and maturities of our assets with the interest rates and maturities of the related financing. This strategy has helped us reduce interest rate and funding risks on our portfolios for the long-term. A securitization is a structure in which multiple classes of debt and equity are issued by a special purpose entity to finance a portfolio of assets. Cash flow from the portfolio of assets is used to repay the securitization liabilities sequentially, in order of seniority. The most senior classes of debt typically have credit ratings of “AAA” through “BBB–” and therefore can be issued at yields that are lower than the average yield of the securities backing the securitization. The debt tranches are typically rated based on portfolio quality, diversification and structural subordination. The equity securities issued by the securitization are the “first loss” piece of the capital structure, but they are entitled to all residual amounts available for payment after the obligations to the debt holders have been satisfied. Unlike typical securitization structures, the underlying assets in our securitization pool may be sold or repaid, subject to certain limitations, without a corresponding pay-down of the securitization debt, provided the proceeds are reinvested in qualifying assets.

We manage five securitizations with varying amounts of retained or residual interests held by us. Four of these securitizations are consolidated in our financial statements as follows: RAIT I, RAIT II, Taberna VIII and Taberna IX. The assets and liabilities of RAIT I and RAIT II are presented at amortized cost in our consolidated financial statements. The assets and liabilities of Taberna VIII and Taberna IX are presented at fair value in our consolidated financial statements pursuant to the fair value option. We manage the fifth securitization, Taberna I, but do not consolidate it in our financial statements because we are not the primary beneficiary of the securitization.

Securitization Performance. Our securitizations contain interest coverage and overcollateralization triggers, or OC Triggers, that must be met in order for us to receive our subordinated management fees and our lower-rated debt or residual equity returns. If the interest coverage or OC triggers are not met in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying payment defaults, paying down the CDO notes payable or other actions permitted under the relevant securitization indenture.

As of the most recent payment information, the Taberna I, Taberna VIII and Taberna IX securitizations that we manage were not passing all of their required interest coverage or OC triggers and we received only senior asset management fees. While events of default do not currently exist in the securitizations that we manage, we are unable to predict with certainty which securitizations, in the future, will experience events of default or which, if any, remedies the appropriate note holders may seek to exercise in the future. All applicable interest coverage and OC triggers continue to be met for our two commercial real estate securitizations, RAIT I and RAIT II, and we continue to receive all of our management fees, interest and residual returns from these securitizations. During 2010, we reduced the amount of debt issued by our two commercial real estate securitizations, RAIT I and RAIT II, by cancelling $37.5 million in aggregate principal amount of non-recourse debt issued by those securitizations that we held.

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows (dollars in millions):

•

RAIT I—RAIT I has $1.0 billion of total collateral, of which $19.0 million is defaulted. The current overcollateralization (O/C) test is passing at 127.4% with an O/C trigger of 116.2%. We currently own

$43.7 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. In October 2011, we pledged $43.7 million of the securities we own of RAIT I as collateral for a senior secured note we issued.

•

RAIT II—RAIT II has $822.7 million of total collateral, of which $4.2 million is defaulted. The current O/C test is passing at 119.1% with an O/C trigger of 111.7%. We currently own $108.5 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. In October 2011, we pledged $104.0 million of the securities we own of RAIT II as collateral for a senior secured note we issued.

•

Taberna VIII—Taberna VIII has $548.2 million of total collateral, of which $53.8 million is defaulted. The current overcollateralization (O/C) test is failing at 84.1% with an O/C trigger of 103.5%. We currently own $40.0 million of the securities that were originally rated investment grade and $93.0 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

Taberna IX—Taberna IX has $595.4 million of total collateral, of which $127.5 million is defaulted. The current O/C test is failing at 72.0% with an O/C trigger of 105.4%. We currently own $89.0 million of the securities that were originally rated investment grade and $97.5 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

Generally, our investments in the subordinated notes and equity securities in our consolidated securitizations are subordinate in right of payment and in liquidation to the senior notes issued by the securitizations. We may also own common shares, or the non-economic residual interest, in certain of the entities above.

Sponsored Companies

We continue to explore opportunities arising from sponsoring non-traded REITs and similar vehicles due to our capacity to originate and manage commercial real estate-related assets. We believe non-traded REITs and similar vehicles offer new funding sources to raise equity capital through independent broker-dealer networks which will benefit RAIT primarily by expanding our ability to originate assets that will generate us fee income and returns on our retained interests in these sponsored companies. We expect to benefit from any sponsored company from compensation we would receive in its offering, from managing its operations and in the event of its liquidation and any distributions on, or appreciation of, equity or other securities we may retain in it. We expect that a portion of our new investment activities will be conducted on behalf of these sponsored companies. To date, RAIT has sponsored Independence Realty Trust, Inc. and Independence Mortgage Trust, Inc. discussed below.

Many investment opportunities that are suitable for us may also be suitable for IRT, IMT or other public and private investment programs which we and our affiliates may sponsor or advise in the future. We will determine the program for which we believe each opportunity is most suitable. In the event that an investment opportunity becomes available that is equally suitable for us or one or more other investment programs managed or advised by us or our affiliates, the investment opportunity will be offered to the program that has had the longest period of time elapse since it was offered and accepted an investment opportunity. If a subsequent event or development causes any such investment opportunity to be more appropriate for another program, we may offer the investment opportunity to another program. If a program rejects a proposed acquisition, the investment opportunity will be offered to another program and the program rejecting the investment opportunity will be treated for future allocations as if it had not made the investment and will maintain its position as the program that has had the longest period of time elapse since it was offered and accepted an investment opportunity.

Independence Realty Trust, Inc.

On January 20, 2011, we acquired a development stage, non-traded public REIT and subsequently changed its name to Independence Realty Trust, Inc. We paid approximately $2.5 million for IRT and certain of its affiliated entities. IRT is currently a subsidiary of RAIT.

We expect IRT to raise capital for investing in multi-family commercial real estate assets and sponsored its public offering of its common stock. IRT plans to offer a minimum of $2,500,000 and a maximum of $1,095,000,000 in shares of its common stock in its offering. These shares are being offered on a best efforts basis and we cannot assure you whether IRT will be able to raise capital in its offering and, if so, when and how much. No amounts have been raised in IRT’s offering as of the date of this filing. Any disclosure concerning IRT is neither an offer nor a solicitation to purchase securities issued by IRT. We incurred expenses on IRT’s behalf in connection with this offering. Our ability to be reimbursed for these expenses will depend on the terms and success of the offering.

Our subsidiaries serve as the dealer-manager, external advisor and property manager of IRT. We have contributed seven multifamily properties with an aggregate purchase price of $133.3 million to IRT in exchange for the assumption by IRT of indebtedness associated with those properties of $64.6 million, $51.1 million of limited partner interests in IRT’s operating partnership, and $17.6 million in cash. Because IRT is currently our wholly-owned subsidiary, all transactions between us and IRT are eliminated in consolidation.

Independence Mortgage Trust, Inc.

We formed IMT in October 2011. We expect IMT to raise capital to originate, acquire and manage a portfolio of commercial real estate loans, CMBS and other commercial real estate-related securities and sponsored its public offering of its common stock. IMT plans to offer a minimum of $2,000,000 and a maximum of $1,650,000,000 in shares of its common stock in its offering. These shares are being offered on a best efforts basis and we cannot assure you whether IMT will be able to raise capital in its offering and, if so, when and how much. No amounts have been raised in IMT’s offering as of the date of this filing. Any disclosure concerning IMT is neither an offer nor a solicitation to purchase securities issued by IMT. We incurred expenses on IMT’s behalf in connection with this offering. Our ability to be reimbursed for these expenses will depend on the terms and success of the offering. Our subsidiaries serve as the dealer-manager and external advisor of IMT.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs. Due to current market conditions, the cash flow to us from a number of the securitizations we sponsored has been reduced or eliminated. We are seeking to expand our use of short term financing and secured lines of credit while developing other financing resources that will permit us to originate or acquire new investments to generate attractive returns while preserving our capital, such as loan participations and joint venture financing arrangements and opportunities to sell CMBS eligible loans to CMBS issuers.

RAIT I and RAIT II, our consolidated securitizations collateralized by U.S. commercial real estate loans, continue to perform and make distributions on our retained interests and pay us management fees. In addition, the restricted cash in RAIT II from repayment of underlying loans and other sources can be used until June 2012 to make new investments held by RAIT II, including future funding commitments of existing investments. Distributions on our retained interests in RAIT I and RAIT II are our primary source of cash from our operations. We continue to explore strategies to generate liquidity from our investments in real estate and our investments in debt securities as we seek to focus on our commercial real estate lending platform.

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $29.7 million as of December 31, 2011;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings; and

•	proceeds from future offerings of our common and preferred shares, and Dividend Reinvestment and Share Purchase Plan, or DRSPP.

Our restricted cash balance was $278.6 million as of December 31, 2011. We have $121.5 million of restricted cash in RAIT II available to invest in qualifying commercial loans as of December 31, 2011, subject to $12.0 million of future funding commitments, leaving $109.5 million available to lend. This $121.5 million of restricted cash is not available to RAIT’s creditors. As of December 31, 2011, $83.8 million of restricted cash was held by Taberna VIII and Taberna IX. The remaining balance of our restricted cash relates to escrows associated with loans to our borrowers for real estate taxes and insurance.

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

•	We repaid, in full, our $15.7 million 10.0% senior secured note;

•	We repaid, in full, a $16.2 million secured credit facility that was maturing in October 2011;

•	We repaid, in full, our $43.0 million 12.5% senior secured note;

•	We repurchased and retired $140.0 million of our 6.875% convertible senior notes, leaving $3.6 million outstanding as of December 31, 2011;

•	We repurchased $23.7 million of our CDO notes payable issued by RAIT I and RAIT II securitizations;

•

We amended our remaining secured credit facility repaying $9.0 million of the $19.5 million outstanding principal amount and amending the terms of the remaining $10.6 million balance to extend the maturity date from December 2011 to December 2016 and provide for the full amortization of that balance over that five year period. The amendment also reduced the interest rate from 4.5% to LIBOR plus 275 basis points;

•	We refinanced $7.1 million of recourse first mortgage debt on owned real estate with non-recourse financing provided by our consolidated securitizations;

•	In October 2011, we sold $60.9 million of CMBS eligible loans into a CMBS securitization and realized a $2.8 million gain on sale of assets;

•

In October 2011, we issued $100.0 million of senior secured notes to Taberna VIII, a consolidated securitization, and received real estate related securities of equivalent value in exchange. The notes have a weighted-average coupon of 7.0% and a weighted-average maturity of 6.5 years; and

•	As of December 31, 2011, we have $250.0 million of total capacity on two facilities for financing CMBS eligible loans.

We expect to continue to de-leverage in the future as capital availability and transaction terms provide attractive risk-adjusted returns.

Cash Flows

As of December 31, 2011 and 2010, we maintained cash and cash equivalents of $29.7 million and $27.2 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2011	2010	2009
Cash flows from operating activities	$(2,012)	$15,448	$65,013
Cash flows from investing activities	93,886	62,898	253,004
Cash flows from financing activities	(89,384)	(76,150)	(320,446)

Net change in cash and cash equivalents	2,490	2,196	(2,429)
Cash and cash equivalents at beginning of period	27,230	25,034	27,463

Cash and cash equivalents at end of period	$29,720	$27,230	$25,034

Our principal source of net cash inflow historically has been our investing activities as loan repayments outpaced new investments in loans or real estate properties. The key drivers of increased cash inflows from our investing activities was our proceeds from loan repayments, asset sales, and dispositions of real estate totaling $359.6 million for the year ended December 31, 2011 as compared to $143.1 million for the same period in 2010. These increased cash inflows were partially offset by outflows for new investments of $104.1 million for the year ended December 31, 2011 as compared to $26.7 million for the same period in 2010.

Cash flow from operating activities for the year ended December 31, 2011, as compared to the same period in 2010, has decreased primarily due to an increase in other assets, including prepaid expenses for insurance and real estate taxes, as the size of our portfolio of real estate properties has grown.

The cash outflow from our financing activities during the year ended December 31, 2011 as compared to the year ended December 31, 2010 is primarily due to the repayment or repurchase of our outstanding debt and the increase in our dividends paid on common shares in 2011.

Capitalization

Debt Financing.

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2011:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$107,868	7.0%	Apr. 2031
6.875% convertible senior notes (2)	3,582	3,735	6.9%	Apr. 2027
Secured credit facilities	9,954	9,954	3.2%	Dec. 2016
Junior subordinated notes, at fair value (3)	38,052	22,450	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness (4)	191,688	169,107	6.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,320,904	1,320,904	0.7%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	1,104,084	122,506	1.1%	2037 to 2038
Loans payable on real estate	135,757	135,757	5.6%	Sept. 2015 to May 2021

Total non-recourse indebtedness	2,560,745	1,579,167	1.1%

Total indebtedness	$2,752,433	$1,748,274	1.5%

(1)	Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 6.875% convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $100.0 million which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1.7 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $1.2 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2011 was $855.3 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2010:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
6.875% convertible senior notes (1)	$143,613	$143,474	6.9%	Apr. 2027
Secured credit facilities	36,489	36,489	4.7%	Oct. 2011 to Dec. 2011
Senior secured notes	63,950	63,950	11.7%	Apr. 2014
Loans payable on real estate	19,922	19,922	5.5%	Apr. 2012 to Sept. 2013
Junior subordinated notes, at fair value (2)	38,052	4,422	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	327,126	293,357	7.4%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (3)(4)	1,341,750	1,341,750	0.7%	2045 to 2046
CDO notes payable, at fair value (2)(3)(5)	1,147,112	148,072	0.9%	2037 to 2038
Loans payable on real estate	54,998	54,998	6.0%	Mar. 2011 to Aug. 2016

Total non-recourse indebtedness	2,543,860	1,544,820	0.9%

Total indebtedness	$2,870,986	$1,838,177	1.6%

(1)	Our convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(4)	Collateralized by $1.8 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(5)	Collateralized by $1.3 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2010 was $870.1 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the year ended December 31, 2011 is as follows:

Recourse Indebtedness

6.875% convertible senior notes. On April 18, 2007, we issued and sold in a private offering to qualified institutional buyers, $425 million aggregate principal amount of 6.875% convertible senior notes due 2027, or the 6.875% convertible senior notes. After deducting the initial purchaser’s discount and the estimated offering expenses, we received approximately $414.3 million of net proceeds. Interest on the convertible senior notes is paid semi-annually and the convertible senior notes mature on April 15, 2027.

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

Prior to April 15, 2026, upon the occurrence of specified events, the convertible senior notes will be convertible at the option of the holder at an initial conversion rate of 28.6874 shares per $1,000 principal amount of convertible senior notes. The initial conversion price of $104.58 represents a 27.5% premium to the per share closing price of $82.02 on the date the offering was priced. Upon conversion of convertible senior notes by a holder, the holder will receive cash up to the principal amount of such convertible senior notes and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, at the option of RAIT in cash or RAIT’s common shares. The initial conversion rate is subject to adjustment in certain circumstances. We include the convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

During the year ended December 31, 2011, we repurchased $140.0 million in aggregate principal amount of our 6.875% Convertible Senior Notes due 2027 for an aggregate purchase price of $138.6 million. As a result of these transactions, we recorded losses on extinguishment of debt of $0.9 million, inclusive of deferred financing costs and unamortized discounts that were written off.

During the year ended December 31, 2010, we repurchased from the market, a total of $102.8 million in aggregate principal amount of convertible notes for a total consideration of $72.6 million. The purchase price consisted of $12.4 million in cash, the issuance of 6.3 million common shares, and the issuance of a $22.0 million senior secured note. See “Senior Secured Notes” below. As a result of these transactions, we recorded gains on extinguishment of debt of $30.0 million, inclusive of deferred financing costs and unamortized discounts that were written off.

During the year ended December 31, 2009, we repurchased from the market, a total of $103.1 million in aggregate principal amount of convertible notes for a total consideration of $54.5 million, including the issuance of a $43.0 million senior secured note. See “Senior Secured Note” below. During 2009, we also exchanged $34.0 million in aggregate principal amount of convertible notes for 2.7 million common shares and $3.1 million of cash, for total consideration of $14.0 million based on our closing stock price of $4.02 per share on December 29, 2009, the date our exchange offer was completed. As a result of these transactions, we recorded gains on extinguishment of debt of $64.9 million, inclusive of deferred financing costs and unamortized discounts that were written off.

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

Prior to April 5, 2016, the 7.0% convertible senior notes are not redeemable at our option, except to preserve RAIT’s status as a REIT. On or after April 5, 2016, we may redeem all or a portion of the 7.0% convertible senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 7.0% convertible senior notes may require us to repurchase all or a portion of the 7.0% convertible senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest on April 1, 2016, April 1, 2021, and April 1, 2026, or upon the occurrence of certain defined fundamental changes.

The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 132.9506 common shares per $1,000 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $7.52 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

Secured credit facilities. During the year ended December 31, 2011, we repaid, in full, a $16.2 million secured credit facility due to mature in October 2011.

As of December 31, 2011, we have $10.0 million outstanding under our remaining secured credit facility. During 2011, we renewed our remaining secured credit facility by repaying $9.0 million of the $19.5 million outstanding principal amount and amending the terms of the remaining $10.6 million balance to extend the maturity date from December 2011 to December 2016 and provide for the full amortization of that balance over that five year period. In addition, the interest rate on our secured credit facility was amended to be a floating interest rate of LIBOR plus 275 basis points.

Senior secured notes. On March 25, 2010, pursuant to a securities exchange agreement, we acquired from a note holder $47.0 million aggregate principal amount of our 6.875% convertible senior notes for a total consideration of $31.2 million. The purchase price consisted of (a) our issuance of a $22.0 million 10% senior secured convertible note, or the 10% senior secured convertible note, (b) our issuance of 0.5 million common shares, and (c) our payment of $6.0 million in cash. We also paid to the note holder $1.4 million of accrued and unpaid interest on the 6.875% convertible senior notes through March 25, 2010. The holder of the senior secured convertible note converted $1.1 million principal amount of the senior secured convertible note into 0.1 million common shares effective May 5, 2010.

During the year ended December 31, 2011, the holder of the 10.0% senior secured convertible note converted $5.3 million principal amount of the 10.0% senior note into 0.5 million common shares. On April 26, 2011, we prepaid the remaining $15.7 million principal amount of the 10.0% senior note.

On July 31, 2009, pursuant to a securities purchase agreement, we purchased from a note holder $98.3 million aggregate principal amount of our 6.875% convertible senior notes, for a purchase price of $53.0 million.

The purchase price consisted of (a) $43.0 million 12.5% senior secured note due 2014 issued by us, or the 12.5% senior secured note, and (b) $10.0 million in cash. We also paid to the note holder $2.0 million of accrued and unpaid interest on the 6.875% convertible senior notes through July 31, 2009.

During the year ended December 31, 2011, we prepaid, in full, our $43.0 million 12.5% Senior Secured Notes due to mature in April 2014.

On October 5, 2011, we entered into an exchange agreement with Taberna VIII pursuant to which we issued four senior secured notes, or the senior notes, with an aggregate principal amount equal to $100.0 million to Taberna VIII in exchange for a portfolio of real estate related debt securities, or the exchanged securities, held by Taberna VIII. Taberna VIII is a subsidiary of ours and, as a result, the senior secured notes are eliminated in consolidation. The senior notes and the exchanged securities were determined to have approximately equivalent fair market value at the time of the exchange.

The senior notes were issued pursuant to an indenture agreement dated October 5, 2011 which contains customary events of default, including those relating to nonpayment of principal or interest when due and defaults based upon events of bankruptcy and insolvency. The senior notes are each $25.0 million principal amount with a weighted average interest rate of 7.0% and have maturity dates ranging from April 2017 to April 2019. Interest is at a fixed rate and accrues from October 5, 2011 and will be payable quarterly in arrears on October 30, January 30, April 30 and July 30 of each year, beginning October 30, 2011. The senior notes are secured and are not convertible into equity securities of RAIT.

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

As of December 31, 2010, we have $38.1 million unpaid principal associated with these junior subordinated notes. The fair value, or carrying amount, of this indebtedness was $22.5 million as of December 31, 2011.

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

Loans payable on real estate. During the year ended December 31, 2011 we refinanced recourse financing consisting of a first mortgage of $12.5 million principal amount with a fixed rate of 5.8%, due in April 2012, that was associated with one of our owned real estate properties with non-recourse financing provided by a consolidated securitization. In addition, we refinanced recourse financing consisting of a first mortgage of $7.1 million principal amount with a fixed rate of 5.0%, due in September 2013, that was associated with one of our owned real estate properties with non-recourse financing provided by a consolidated securitization.

CMBS Facilities. On October 27, 2011, we entered into a two year CMBS facility, or the $100.0 million CMBS facility, pursuant to which we may sell, and later repurchase, performing whole mortgage loans or senior interests in whole mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. The aggregate principal amount available under the $100.0 million CMBS facility is $100.0 million and incurs interest at LIBOR plus 250 basis points. The purchase price paid for any asset purchased will be equal to 75% of the lesser of the market value (determined by the purchaser in its sole discretion, exercised in good faith) or par amount of such asset on the purchase date. The $100.0 million CMBS facility contains standard margin call provisions and financial covenants. No amounts were outstanding under the $100.0 million CMBS facility at December 31, 2011.

On November 23, 2011, we entered into a one year CMBS facility, or the $150.0 million CMBS facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. The aggregate principal amount available under the $150.0 million CMBS facility is $150.0 million and incurs interest at LIBOR plus 250 basis points. The purchase price paid for any asset purchased is up to 75% of the lesser of the unpaid principal balance and the market value (determined by the purchaser in its sole discretion, exercised in good faith) of such purchased asset on the purchase date. The $150.0 million CMBS facility contains standard margin call provisions and financial covenants. No amounts were outstanding under the $150.0 million CMBS facility at December 31, 2011.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of December 31, 2011.

During the year ended December 31, 2011, we repurchased, from the market, a total of $23.7 million in aggregate principal amount of CDO notes payable issued by RAIT I and RAIT II. The aggregate purchase price was $7.8 million and we recorded a gain on extinguishment of debt of $15.9 million.

During the year ended December 31, 2010, we repurchased, from the market, a total of $55.0 million in aggregate principal amount of CDO notes payable issued by RAIT I and RAIT II. The aggregate purchase price was $13.1 million and we recorded gains on extinguishment of debt of $42.0 million, inclusive of deferred financing costs that were written off.

During the year ended December 31, 2009, we repurchased, from the market, a total of $55.0 million in aggregate principal amount of CDO notes payable issued by RAIT I and RAIT II. The aggregate purchase price was $4.0 million and we recorded gains on extinguishment of debt of $51.0 million.

CDO notes payable, at fair value. As of January 1, 2008, we adopted the fair value option, which is now classified under FASB ASC Topic 825, and elected to record CDO notes payable at fair value. These CDO notes payable are collateralized by trading securities, security-related receivables and loans. At adoption, we decreased the carrying amount of these CDO notes payable by $1.5 billion to reflect these liabilities at fair value in our financial statements. The fair value of these CDO notes payable increased by $17.5 million and $39.5 million for the years ended December 31, 2011 and 2010, respectively. The increase was included in the change in fair value of financial instruments in our consolidated statements of operations as an expense.

Both Taberna VIII and Taberna IX are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each securitization requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the year ended December 31, 2011, $43.0 million of cash flows were re-directed from our retained interests in these securitizations and were used to repay the most senior holders of our CDO notes payable. In February 2012, Taberna VIII used $81.4 million of restricted cash to pay down its senior debt tranches to a current principal balance of $266.7 million from an original balance of $375.0 million. As a result of this transaction, we recorded $67.6 million as a change in fair value of financial instruments as the carrying amount of the $81.4 million principal repayment was $13.8 million.

Loans payable on real estate. As of December 31, 2011 and 2010, we had $135.8 million and $74.9 million, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate and other loans. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheet.

During the year ended December 31, 2011, we obtained seven first mortgages on our investments in real estate from third party lenders that have an aggregate principal balance of $81.5 million, mature between 2018 and 2021, and have a weighted average interest rate of 5.29%.

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

On January 25, 2011, May 17, 2011, July 26, 2011 and October 25, 2011 our board of trustees declared quarterly cash dividends of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on March 31, 2011, June 30, 2011, September 30, 2011 and January 3, 2012. The quarterly dividends totaled $13.6 million.

On January 24, 2012, our board of trustees declared a first quarter 2012 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on April 2, 2012 to holders of record on March 1, 2012.

Common Shares

-Share Repurchases

On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75.0 million of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions. We have not repurchased any common shares under this plan as of December 31, 2011.

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

On January 24, 2012, the compensation committee of our board of trustees approved a cash payment to the board’s seven non-management trustees intended to constitute a portion of their respective 2012 annual non-management trustee compensation. The cash payment was subject to terms and conditions set forth in a letter agreement, or the letter agreement, between each of the non-management trustees and RAIT. The letter agreement documented the election of each trustee to use a portion of the cash payment to purchase RAIT’s common shares in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The aggregate amount required to be used by all of the non-management trustees to purchase common shares was $0.2 million and was used to purchase 36,750 common shares, in the aggregate, in February 2012.

-Dividends

On January 10, 2011, the board of trustees declared a $0.09 dividend on our common shares to holders of record as of January 21, 2011. The dividend was paid on January 31, 2011 and totaled $3.2 million.

On May 17, 2011, the board of trustees declared a $0.06 dividend on our common shares to holders of record as of July 8, 2011. The dividend was paid on July 29, 2011 and totaled $2.3 million.

On September 12, 2011, the board of trustees declared a $0.06 dividend on our common shares to holders of record as of October 7, 2011. The dividend was paid on October 31, 2011 and totaled $2.4 million.

On December 16, 2011, the board of trustees declared a $0.06 dividend on our common shares to holders of record as of January 9, 2012. The dividend was paid on January 31, 2012 and totaled $2.5 million and is included in other liabilities in the accompanying consolidated balance sheet.

-Reverse Stock Split

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

On March 5, 2009, the compensation committee awarded 161,333 phantom units, valued at $0.3 million using our closing stock price of $1.50 per share, split adjusted, to various non-executive employees. The awards generally vest over three-year periods.

On June 25, 2009, the compensation committee awarded 66,667 phantom units, valued at $0.2 million using our closing stock price of $3.57, split adjusted, to two non-executive employees. The awards generally vest over four-year periods.

On January 26, 2010, the compensation committee awarded 500,000 phantom units, valued at $1.9 million using our closing stock price of $3.81, split adjusted, to our executive officers. Half of these awards vested immediately and the remainder vested on January 26, 2011. On January 26, 2010, the compensation committee awarded 166,667 phantom units, valued at $0.6 million using our closing stock price of $3.81, split adjusted, to our non-executive officer employees. These awards generally vest over three-year periods.

On January 24, 2012, the compensation committee awarded 2,172,000 stock appreciation rights, or SARs, valued at $6.1 million based on a Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 24, 2017, the expiration date of the SARs.

-Dividend Reinvestment and Share Purchase Plan (DRSPP)

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance 6,262,545 common shares. Effective October 28, 2011, we registered and reserved for issuance an additional 7,759,080 common shares for issuance under the DRSPP so that the aggregate number of common shares available for issuance under the DRSPP was 10,500,000 common shares. During the year ended December 31, 2011, we issued a total of 2,370,710 common shares pursuant to the DRSPP at a weighted-average price of $4.20 per share and we received $9.7 million of net proceeds. From January 1, 2012 through February 21, 2012, 919,391 common shares were issued pursuant to the DRSPP at a weighted-average price of $4.91 per share and we received $4.5 million of net proceeds. After reflecting the common shares issued through February 21, 2012, 8,368,191 common shares, in aggregate, remain available for issuance under the DRSPP.

-SEDA

On January 13, 2010, we entered into a standby equity distribution agreement, or the SEDA, with YA Global Master SPV Ltd., or YA Global, which is managed by Yorkville Advisors, LLC, whereby YA Global agreed to purchase up to $50.0 million, or the commitment amount, worth of newly issued RAIT common shares upon notices given by us, subject to the terms and conditions of the SEDA. The number of common shares issued or issuable pursuant to the SEDA, in the aggregate, cannot exceed 4.2 million common shares. The SEDA terminated by its terms on January 13, 2012. During the year ended December 31, 2011, no common shares were issued pursuant to this arrangement.

-COD

On August 6, 2010, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 5.8 million of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. During the year ended December 31, 2011, 2,815,528 common shares were issued pursuant to this arrangement at a weighted average price of $8.77 and we received $22.9 million of proceeds. As of December 31, 2011, the COD sales agreement had terminated by its terms as there were no common shares remaining available for issuance.

Off-Balance Sheet Arrangements and Commitments

As of December 31, 2011 we did not have any off-balance sheet arrangements or commitments.

Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2011:

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Recourse indebtedness:
Secured credit facilities	$9,954	$1,856	$4,008	$4,090	$0
Convertible senior notes (1)	118,582	0	0	0	118,582
Junior subordinated notes	63,152	0	0	19,381	43,771

Total recourse indebtedness	191,688	1,856	4,008	23,471	162,353
Non-recourse indebtedness:
Loans payable on real estate	135,722	1,285	3,296	55,294	75,847
Other indebtedness	35	35	0	0	0
CDO notes payable	2,424,988	0	0	0	2,424,988

Total non-recourse indebtedness	2,560,745	1,320	3,296	55,294	2,500,835

Total indebtedness	2,752,433	3,176	7,304	78,765	2,663,188
Interest payable (2)(3)	1,177,688	110,273	188,739	152,656	726,020
Operating lease obligations	30,851	2,251	4,575	2,916	21,109
Funding commitments to borrowers (4)	52,285	23,462	17,774	549	10,500

Total	$4,013,257	$139,162	$218,392	$234,886	$3,420,817

(1)	Our 6.875% convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022. Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	All variable-rate indebtedness assumes a 30-day LIBOR rate of 0.30% (the 30-day LIBOR rate at December 31, 2011).
(3)

Interest payable is comprised of interest expense related to our indebtedness and the interest cost of the hedges associated with indebtedness. Interest payments related to recourse indebtedness are due by period as follows: $12.5 million less than one year, $25.0 million one to three years, $24.3 million three to five years and $172.5 million more than five years. Interest payments related to non-recourse indebtedness are due by period as follows: $97.8 million less than one year, $163.7 million one to three years, $128.3 million three to five years and $553.5 million more than five years.
(4)	Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of December 31, 2011.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Credit Summary and Concentrations of Credit Risk

Our investment portfolios had the following key credit statistics as of December 31, 2011:

•

Commercial real estate loans—We had 16 loans on non-accrual, with a carrying value of $54.3 million, or 5.7% of our commercial real estate loan portfolio. Our allowance for losses for our commercial loan portfolio was $40.6 million, or 74.8% of our non-accrual loans and pertained to 18 loans with an unpaid principal balance of $68.5 million.

•

Investments in debt securities—We record our investments in debt securities at fair value in our consolidated financial statements. As of December 31, 2011, we had 18 debt securities on non-accrual, with a carrying amount of $6.7 million and an unpaid principal balance of $150.3 million, or 1.0% of our investments in debt securities, based on carrying value. The unpaid principal balance of our investments in debt securities is $0.9 billion, of which our non-accrual debt securities represents approximately 16.1%, based on unpaid principal.

In our normal course of business, we engage in lending activities with borrowers primarily throughout the United States. As of December 31, 2011, no single borrower or collateral issuer represented greater than 10% of our entire portfolio. The largest concentration by property type in our commercial and mezzanine portfolio was multi-family property, which made up approximately 31.8% of our commercial and mezzanine loan portfolio. The largest concentration by borrower type in our TruPS and subordinated debt portfolio was to issuers in the office market, which made up approximately 24.3% of our TruPS and subordinated debt portfolio. For further information on each of our portfolios, please refer to the portfolio summaries in Item 1—“Business”.

Interest Rate Risk Management

Interest rates may be affected by economic, geo-political, monetary and fiscal policy, market supply and demand and other factors generally outside our control, and such factors may be highly volatile. Our interest rate risk sensitive assets and liabilities and financial derivatives will be typically held for long-term investment and not held for sale purposes. Historically, we have used securitizations to finance our investments to limit interest rate risk by matching the terms of our investment assets with the terms of our liabilities and, to the extent necessary, through the use of hedging instruments. We intend to reduce interest rate and funding risk, allowing us to focus on managing credit risk through our underwriting process and continual credit analysis.

We make investments that are either floating rate or fixed rate. Our floating rate investments will generally be priced at a fixed spread over an index such as LIBOR that re-prices either quarterly or every 30 days. Given the frequency of future price changes in our floating rate investments, changes in interest rates are not expected to have a material effect on the value of these investments. Increases or decreases in LIBOR will have a corresponding increase or decrease in our interest income and the match-funded interest expense, thereby reducing the net earnings impact on our overall portfolio. Our interest income is also protected from decreases in interest rates due to interest rate floors on our investments in commercial and mezzanine loans. In the event that long-term interest rates increase, the value of our fixed-rate investments would be diminished. We may consider hedging this risk in the future if the benefit outweighs the cost of the hedging strategy. Such changes in interest rates would not have a material effect on the income from these investments.

As of December 31, 2011, we use various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable. These cash flow hedges have an aggregate notional value of $1.6 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable into fixed-rate payments for five- and ten-year periods. As of December 31, 2011, the interest rate swaps had an aggregate liability fair value of $180.1 million. Changes in the fair value of the ineffective portions of interest rate swaps and interest rate swaps that were not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging” are recorded in earnings.

The following table summarizes the interest income and interest expense for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

	Assets (Liabilities) Subject to Interest Rate Sensitivity (Par Amount)	100 Basis Point Increase	100 Basis Point Decrease (a)
Interest income from variable-rate investments	$811,409	$8,114	$(2,404)
Interest expense from variable-rate indebtedness	(530,097)	(5,301)	1,571

Total interest income (expense) from variable-rate instruments	$281,312	$2,813	$(833)

Fair value of fixed-rate investments	$1,143,636	$(36,238)	$36,007
Fair value of fixed-rate indebtedness	(2,088,521)	59,778	(60,565)

Net fair value of fixed-rate instruments	$(944,885)	$23,540	$(24,558)

(a)	Assumes the LIBOR interest rate will not decrease below the quoted 30-day LIBOR rate of 0.30% at December 31, 2011.

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

RAIT FINANCIAL TRUST

Report of Independent Registered Public Accounting Firm

Board of Trustees

RAIT Financial Trust

We have audited the accompanying consolidated balance sheets of RAIT Financial Trust (a Maryland real estate investment trust) and subsidiaries (collectively RAIT Financial Trust or the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAIT Financial Trust as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RAIT Financial Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

February 24, 2012

Report of Independent Registered Public Accounting Firm

Board of Trustees

RAIT Financial Trust

We have audited RAIT Financial Trust (a Maryland real estate investment trust) and subsidiaries’ (collectively RAIT Financial Trust or the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RAIT Financial Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RAIT Financial Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RAIT Financial Trust and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 24, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

February 24, 2012

RAIT Financial Trust

Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

	As of December 31
	2011	2010
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$996,363	$1,219,110
Allowance for losses	(46,082)	(69,691)

Total investments in mortgages and loans	950,281	1,149,419
Investments in real estate	891,502	839,192
Investments in securities and security-related receivables, at fair value	647,461	705,451
Cash and cash equivalents	29,720	27,230
Restricted cash	278,607	179,019
Accrued interest receivable	39,455	37,138
Other assets	39,771	32,840
Deferred financing costs, net of accumulated amortization of $11,613 and $9,943, respectively	23,178	19,954
Intangible assets, net of accumulated amortization of $2,337 and $1,777, respectively	2,629	3,189

Total assets	$2,902,604	$2,993,432

Liabilities and Equity
Indebtedness ($144,956 and $152,494 at fair value, respectively)	$1,748,274	$1,838,177
Accrued interest payable	22,541	19,925
Accounts payable and accrued expenses	20,825	25,089
Derivative liabilities	181,499	184,878
Deferred taxes, borrowers’ escrows and other liabilities	15,371	6,833

Total liabilities	1,988,510	2,074,902
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	16
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 41,289,566 and 35,300,190 issued and outstanding	1,236	1,060
Additional paid in capital	1,735,969	1,691,681
Accumulated other comprehensive income (loss)	(118,294)	(127,602)
Retained earnings (deficit)	(708,671)	(647,110)

Total shareholders’ equity	910,307	918,096
Noncontrolling interests	3,787	434

Total equity	914,094	918,530

Total liabilities and equity	$2,902,604	$2,993,432

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31
	2011	2010	2009
Revenue:
Interest income	$132,351	$153,955	$381,979
Rental income	91,880	72,373	44,637
Fee and other income	9,923	18,242	26,498

Total revenue	234,154	244,570	453,114
Expenses:
Interest expense	89,649	96,690	261,824
Real estate operating expense	55,285	51,276	35,179
Compensation expense	23,993	28,732	27,578
General and administrative expense	17,380	18,232	21,770
Provision for losses	3,900	38,307	226,567
Asset impairments	0	0	46,015
Depreciation and amortization expense	29,490	28,654	21,122

Total expenses	219,697	261,891	640,055

Operating Income	14,457	(17,321)	(186,941)
Interest and other income (expense)	348	472	5,161
Gains (losses) on sale of assets	6,353	11,626	(376,751)
Gains (losses) on extinguishment of debt	15,001	71,575	115,869
Change in fair value of financial instruments	(75,154)	45,840	1,563

Income (loss) before taxes and discontinued operations	(38,995)	112,192	(441,099)
Income tax benefit (provision)	538	(1,602)	958

Income (loss) from continuing operations	(38,457)	110,590	(440,141)
Income (loss) from discontinued operations	747	323	(840)

Net income (loss)	(37,710)	110,913	(440,981)
Income (loss) allocated to preferred shares	(13,649)	(13,641)	(13,641)
Income (loss) allocated to noncontrolling interests	229	880	13,419

Net income (loss) allocable to common shares	$(51,130)	$98,152	$(441,203)

Earnings (loss) per share—Basic:
Continuing operations	$(1.35)	$3.38	$(20.26)
Discontinued operations	0.02	0.01	(0.04)

Total earnings (loss) per share—Basic	$(1.33)	$3.39	$(20.30)

Weighted-average shares outstanding—Basic	38,508,086	28,951,422	21,735,078

Earnings (loss) per share—Diluted:
Continuing operations	$(1.35)	$3.33	$(20.26)
Discontinued operations	0.02	0.01	(0.04)

Total earnings (loss) per share—Diluted	$(1.33)	$3.34	$(20.30)

Weighted-average shares outstanding—Diluted	38,508,086	29,417,337	21,735,078

Dividends declared per common share	$0.27	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31
	2011	2010	2009
Net income (loss)	$(37,710)	$110,913	$(440,981)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(33,682)	(50,638)	6,807
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income (loss)	(8)	(46)	470
Realized (gains) losses on interest rate hedges reclassified to earnings	42,820	46,111	45,476
Change in fair value of available-for-sale securities	178	(359)	(12,095)
Realized (gains) losses on available-for-sale securities reclassified to earnings	0	(3,697)	44,275
Realized (gains) losses on sales of assets of VIEs	0	0	28,196

Total other comprehensive income (loss)	9,308	(8,629)	113,129

Comprehensive income (loss) before allocation to noncontrolling interests	(28,402)	102,284	(327,852)
Allocation to noncontrolling interests	229	880	12,742

Comprehensive income (loss)	$(28,173)	$103,164	$(315,110)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Equity

(Dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2009	2,760,000	28	2,258,300	23	1,600,000	16	21,588,627	648	1,613,853	(231,425)	(304,059)	1,079,084	190,257	1,269,341
Net loss	0	0	0	0	0	0	0	0	0	0	(427,562)	(427,562)	(13,419)	(440,981)
Preferred dividends	0	0	0	0	0	0	0	0	0	0	(13,641)	(13,641)	0	(13,641)
Other comprehensive loss, net	0	0	0	0	0	0	0	0	0	112,452	0	112,452	677	113,129
Stock compensation expense	0	0	0	0	0	0	71,395	2	3,716	0	0	3,718	0	3,718
Acquisition of noncontrolling interests	0	0	0	0	0	0	0	0	0	0	0	0	433	433
Deconsolidation of VIEs	0	0	0	0	0	0	0	0	0	0	0	0	(175,031)	(175,031)
Common shares issued, net	0	0	0	0	0	0	3,146,844	94	12,859	0	0	12,953	0	12,953

Balance, December 31, 2009	2,760,000	$28	2,258,300	$23	1,600,000	$16	24,806,866	$744	$1,630,428	$(118,973)	$(745,262)	$767,004	$2,917	$769,921

Net income	0	0	0	0	0	0	0	0	0	0	111,793	111,793	(880)	110,913
Preferred dividends	0	0	0	0	0	0	0	0	0	0	(13,641)	(13,641)	0	(13,641)
Other comprehensive loss, net	0	0	0	0	0	0	0	0	0	(8,629)	0	(8,629)	0	(8,629)
Stock compensation expense	0	0	0	0	0	0	41,957	1	2,856	0	0	2,857	0	2,857
Acquisition of noncontrolling interests	0	0	0	0	0	0	0	0	(332)	0	0	(332)	(1,603)	(1,935)
Common shares issued, net	0	0	0	0	0	0	10,451,367	315	58,729	0	0	59,044	0	59,044

Balance, December 31, 2010	2,760,000	$28	2,258,300	$23	1,600,000	$16	35,300,190	$1,060	$1,691,681	$(127,602)	$(647,110)	$918,096	$434	$918,530

Net income	0	0	0	0	0	0	0	0	0	0	(37,481)	(37,481)	(229)	(37,710)
Preferred dividends	0	0	0	0	0	0	0	0	0	0	(13,649)	(13,649)	0	(13,649)
Common dividends declared	0	0	0	0	0	0	0	0	0	0	(10,431)	(10,431)	0	(10,431)
Other comprehensive loss, net	0	0	0	0	0	0	0	0	0	9,308	0	9,308	0	9,308
Stock compensation expense	0	0	0	0	0	0	303,138	6	(502)	0	0	(496)	0	(496)
Acquisition of noncontrolling interests	0	0	0	0	0	0	0	0	0	0	0	0	3,582	3,582
Common shares issued, net	0	0	0	0	0	0	5,686,238	170	44,790	0	0	44,960	0	44,960

Balance, December 31, 2011	2,760,000	$28	2,258,300	$23	1,600,000	$16	41,289,566	$1,236	$1,735,969	$(118,294)	$(708,671)	$910,307	$3,787	$914,094

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31
	2011	2010	2009
Operating activities:
Net income (loss)	$(37,710)	$110,913	$(440,981)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	3,900	38,307	226,567
Share-based compensation expense	541	2,949	3,830
Depreciation and amortization	29,490	30,444	24,015
Amortization of deferred financing costs and debt discounts	5,139	2,888	10,801
Accretion of discounts on investments	(2,279)	(3,984)	(5,355)
(Gains) losses on sale of assets	(6,353)	(9,944)	378,414
(Gains) losses on extinguishment of debt	(15,001)	(71,575)	(115,869)
Change in fair value of financial instruments	75,154	(45,840)	(1,563)
Asset impairments	0	0	46,015
Other items	(8)	(140)	84
Changes in assets and liabilities:
Accrued interest receivable	(2,645)	(185)	(245)
Other assets	(1,607)	8,485	(222)
Accrued interest payable	(43,015)	(43,062)	(56,224)
Accounts payable and accrued expenses	(5,141)	1,940	(1,219)
Deferred taxes, borrowers’ escrows and other liabilities	(2,477)	(5,748)	(3,035)

Cash flow from operating activities	(2,012)	15,448	65,013
Investing activities:
Purchase and origination of securities for investment	0	0	(836)
Proceeds from sales of other securities	82,600	23,338	948
Purchase and origination of loans for investment	(104,128)	(26,691)	(30,990)
Principal repayments on loans	211,271	107,717	269,530
Investment in Jupiter Communities	0	0	(1,300)
Proceeds from sale of residential mortgages	0	0	16,204
Investments in real estate	(25,450)	(20,798)	(11,929)
Proceeds from dispositions of real estate	65,750	12,069	9,385
Acquisition of Independence Realty Trust, Inc. and associated entities	(2,578)	0	0
Proceeds from sale of collateral management rights	0	14,105	0
(Increase) decrease in restricted cash and warehouse deposits	(133,579)	(46,842)	1,992

Cash flow from investing activities	93,886	62,898	253,004
Financing activities:
Repayments on repurchase agreements, secured credit facilities, and loans payable on real estate	(3,097)	(18,706)	(28,064)
Proceeds from loans payable on real estate	37,400	0	0
Repayments on residential mortgage-backed securities	0	0	(223,335)
Repayments and repurchase of CDO notes payable	(48,104)	(50,683)	(38,532)
Proceeds from issuance of 7.0% convertible senior notes	115,000	0	0
Repayments and repurchase of 6.875% convertible senior notes	(198,345)	(12,187)	(28,988)
Issuance (acquisition) of noncontrolling interests	3,582	(1,935)	0
Payments for deferred costs	(8,560)	(761)	(839)
Common share issuance, net of costs incurred	30,894	21,763	12,953
Dividends paid to preferred shares	(10,235)	(13,641)	(13,641)
Dividends paid to common shares	(7,919)	0	0

Cash flow from financing activities	(89,384)	(76,150)	(320,446)

Net change in cash and cash equivalents	2,490	2,196	(2,429)
Cash and cash equivalents at the beginning of the period	27,230	25,034	27,463

Cash and cash equivalents at the end of the period	$29,720	$27,230	$25,034

Supplemental cash flow information:
Cash paid for interest	$36,473	$44,839	$248,226
Cash paid (refunds received) for taxes	31	(1,401)	(975)
Non-cash decrease in trust preferred obligations	0	0	(227,084)
Non-cash increase in investments in real estate from the conversion of loans	124,743	123,087	416,751
Non-cash decrease in indebtedness from conversion to shares or debt extinguishments	(17,384)	(32,934)	(69,398)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2011

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

e. Restricted Cash

Restricted cash consists primarily of proceeds from the issuance of CDO notes payable by securitizations that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date. As of December 31, 2011 and 2010, we had $235,537 and $151,045, respectively, of restricted cash held by securitizations.

Restricted cash also includes tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. As of December 31, 2011 and 2010, we had $20,995 and $25,166, respectively, of tenant escrows and borrowers’ funds.

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

g. Allowance for Losses, Impaired Loans and Non-accrual Status

We maintain an allowance for losses on our investments in commercial mortgages, mezzanine loans and other loans. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. Management reviews loans for impairment and establishes specific reserves when a loss is probable and reasonably estimable under the provisions of FASB ASC Topic 310, “Receivables.” A loan is impaired when it is probable that we may not collect all principal and interest payments according to the contractual terms. As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. If any trends or characteristics indicate that it is probable that other loans, with similar characteristics to those of impaired loans, have incurred a loss, we consider whether an allowance for loss is needed pursuant to FASB ASC Topic 450, “Contingencies.”

Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days. Payments received for non-accrual or impaired loans are applied to principal until the loan is removed from non-accrual status or no longer impaired. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. The allowance for losses is increased by charges to operations and decreased by charge-offs (net of recoveries). Management charges off loans when the investment is no longer realizable and legally discharged.

h. Investments in Real Estate

Investments in real estate are shown net of accumulated depreciation. We capitalize those costs that have been evaluated to improve the real property and depreciate those costs on a straight-line basis over the useful life of the asset. We depreciate real property using the following useful lives: buildings and improvements – 30 to 40 years; furniture, fixtures, and equipment—5 to 10 years; and tenant improvements—shorter of the lease term or the life of the asset. Costs for ordinary maintenance and repairs are charged to expense as incurred.

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

We account for investments in securities where the transfer meets the criteria as a financing under FASB ASC Topic 860, “Transfers and Servicing”, at fair value. Our investments in security-related receivables represent securities that were transferred to issuers of collateralized debt obligations, or CDOs, in which the transferors maintained some level of continuing involvement. We use our judgment to determine whether an investment in securities has sustained an other-than-temporary decline in value. If management determines that an investment in securities has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings, and we establish a new cost basis for the investment. Our evaluation of an other-than-temporary decline is dependent on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the estimated fair value of the investment in relation to our cost basis; the financial condition of the related entity; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery of the fair value of the investment.

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

3)

Fee and other income—We generate fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers,

(c) providing property management services to third parties, and (d) providing fixed income trading and advisory services to our customers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the years ended December 31, 2011, 2010, and 2009, we received $5,200, $6,332, and $16,114, respectively, of earned asset management fees associated with consolidated securitizations, of which we eliminated $3,768, $2,805, and $7,011, respectively, of management fee income with consolidated securitizations.

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

n. Income Taxes

RAIT and Taberna have each elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Accordingly, we generally will not be subject to U.S. federal income tax to the extent of our dividends to shareholders and as long as certain asset, income and share ownership tests are met. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax, which could have a material adverse impact on our results of operations and amounts available for dividends to our shareholders. Management believes that all of the criteria to maintain RAIT’s and Taberna’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

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

From time to time, our TRSs generate taxable income from intercompany transactions. The TRS entities generate taxable revenue from fees for services provided to securitizations. Some of these fees paid to the TRS entities are capitalized as deferred financing costs by the securitizations. Certain securitizations may be consolidated in our financial statements pursuant to FASB ASC Topic 810, “Consolidation.” In consolidation, these fees are eliminated when the securitization is included in the consolidated group. Nonetheless, all income taxes are accrued by the TRSs in the year in which the taxable revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our taxable income on a current basis, whether or not distributed. Upon dividend of any previously included income, no incremental U.S. federal, state, or local income taxes would be payable by us.

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

p. Deferred Financing Costs and Intangible Assets

Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” We expect to record amortization expense of intangible assets of $560 each fiscal year for the period from 2012 through 2015 and $388 for 2016.

q. Recent Accounting Pronouncements

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

In April 2011, the FASB issued an accounting standard classified under FASB ASC Topic 860, “Transfers and Servicing”. This accounting standard amends existing guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) if all of the following criteria are met: (a) the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred, (b) the agreement is to repurchase or redeem them before maturity, at a fixed or determinable price, and (c) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. This accounting standard is effective for the first interim or annual period beginning on or after December 15, 2011. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In June 2011, the FASB issued an accounting standard classified under FASB ASC Topic 222, “Comprehensive Income”. This accounting standard amends existing guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by requiring entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued an accounting standard that deferred the new presentation requirements about reclassification adjustments. Both of these accounting standards are effective for fiscal years, and interim periods with those years, beginning after December 15, 2011. Management is currently evaluating the impact that these standards may have on our consolidated financial statements.

In December 2011, The FASB issued an accounting standard classified under FASB ASC Topic 360, “Property, Plant, and Equipment”. This accounting standard amends existing guidance to resolve the diversity in practice about whether the guidance for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This accounting standard is effective for fiscal years, and interim periods with those years, beginning on or after June 15, 2012. Management is currently evaluating the impact that these standards may have on our consolidated financial statements.

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2011:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$574,982	$(3,911)	$571,071	36	6.3%	Mar. 2012 to Dec 2020
Mezzanine loans	312,453	(4,755)	307,698	91	8.9%	Mar. 2012 to Nov. 2038
Preferred equity interests	65,562	(1,112)	64,450	22	9.5%	May 2012 to Aug. 2025

Total CRE Loans	952,997	(9,778)	943,219	149	7.4%
Other loans	54,842	(649)	54,193	4	4.5%	Mar. 2012 to Oct. 2016

Total Loans	1,007,839	(10,427)	997,412	153	7.2%

Deferred fees	(1,049)	0	(1,049)

Total investments in loans	$1,006,790	$(10,427)	$996,363

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2010:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$710,059	$(1,827)	$708,232	43	6.7%	Mar. 2011 to Dec. 2020
Mezzanine loans	381,218	(5,881)	375,337	109	9.5%	Mar. 2011 to Nov. 2038
Preferred equity interests	81,864	(1,183)	80,681	22	9.8%	Nov. 2011 to Aug. 2025

Total CRE Loans	1,173,141	(8,891)	1,164,250	174	7.8%
Other loans	57,420	(997)	56,423	5	6.3%	Mar. 2011 to Oct. 2016

Total Loans	$1,230,561	$(9,888)	$1,220,673	179	7.7%

Deferred fees	(1,563)	0	(1,563)

Total investments in loans	$1,228,998	$(9,888)	$1,219,110

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

During the years ended December 31, 2011 and 2010, we completed the conversion of six and nine commercial real estate loans with a carrying value of $142,102 and $141,235 to owned properties. During the years ended December 31, 2011 and 2010, we charged off $17,359 and $18,148, respectively, related to the conversion of commercial real estate loans to owned properties. See Note 5.

The following table summarizes the amounts past due of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2011 and 2010:

Delinquency Status	As of December 31, 2011	As of December 31, 2010
30 to 59 days	$3,500	$27,978
60 to 89 days	0	0
90 days or more	16,857	55,450
In foreclosure or bankruptcy proceedings	10,320	46,578

Total	$30,677	$130,006

As of December 31, 2011 and 2010, approximately $54,334 and $122,306, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 9.8% and 8.8%, respectively. As of December 31, 2011 and 2010, approximately $19,501 and $20,908 of one other loan was on non-accrual status and had a weighted-average interest rate of 7.2%.

The following table sets forth the maturities of our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests by year:

2012	$266,729
2013	75,726
2014	79,832
2015	118,847
2016	246,976
Thereafter	219,729

Total	$1,007,839

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31, 2011			For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
Type of Derivative	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage- Related Receivables	Total	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage- Related Receivables	Total	Commercial Mortgages, Mezzanine Loans and Other Loans	Residential Mortgages and Mortgage- Related Receivables	Total
Beginning balance	$69,691	$0	$69,691	$86,609	$0	$86,609	$117,737	$54,236	$171,973
Provision	3,900	0	3,900	38,307	0	38,307	130,080	96,487	226,567
Charge-offs, net of recoveries	(27,509)	0	(27,509)	(55,225)	0	(55,225)	(161,208)	(23,066)	(184,274)
Sale of residential mortgages and mortgage-related receivables	0	0	0	0	0	0	0	(127,657)	(127,657)

Ending balance	$46,082	$0	$46,082	$69,691	$0	$69,691	$86,609	$0	$86,609

As of December 31, 2011 and 2010, we identified 19 and 27, respectively, commercial mortgages, mezzanine loans and other loans with unpaid principal balances of $87,977 and $157,746, respectively, as impaired.

The average unpaid principal balance of total impaired loans was $125,263, $176,484, and $207,042 during the years ended December 31, 2011, 2010, and 2009, respectively. We recorded interest income from impaired loans of $525, $3,383, and $3,203 for the years ended December 31, 2011, 2010, and 2009, respectively.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring (TDR) under FASB ASC Topic 310, “Receivables”. During the year ended December 31, 2011, we have determined that a modification to one commercial real estate loan constituted a TDR as the borrower was experiencing financial difficulties and we, as the lender, granted a concession to the borrower by reducing the interest rate from 10.25% to 0.5%. The outstanding recorded investment was $7,799 both before and after the modification and has been an impaired loan throughout 2011. As of December 31, 2011, there were no TDRs that subsequently defaulted.

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of December 31, 2011:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS and subordinated debentures	$637,376	$(155,640)	$481,736	4.3%	22.6
Other securities	11,020	(11,020)	0	4.6%	40.9

Total trading securities	648,396	(166,660)	481,736	4.3%	22.9
Available-for-sale securities	3,600	(3,598)	2	2.2%	30.9
Security-related receivables
TruPS and subordinated debenture receivables	111,199	(28,336)	82,863	6.5%	11.0
Unsecured REIT note receivables	30,000	66	30,066	6.7%	5.1
CMBS receivables (2)	86,443	(51,326)	35,117	5.6%	31.7
Other securities	53,168	(35,491)	17,677	4.0%	28.9

Total security-related receivables	280,810	(115,087)	165,723	5.8%	20.1

Total investments in securities	$932,806	$(285,345)	$647,461	4.7%	22.2

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $7,204 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $21,414 that are rated between “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $5,517 that are rated “CCC” by Standard & Poor’s, and securities with a fair value totaling $982 that are rated “D” by Standard & Poor’s.

A substantial portion of our gross unrealized losses are greater than 12 months.

The following table summarizes our investments in securities as of December 31, 2010:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS	$695,501	$(241,028)	$454,473	5.1%	23.8
Other securities	10,000	(10,000)	0	4.8%	41.9

Total trading securities	705,501	(251,028)	454,473	5.1%	24.0
Available-for-sale securities	3,600	(3,598)	2	2.1%	31.9
Security-related receivables
TruPS receivables	111,199	(28,112)	83,087	6.9%	12.0
Unsecured REIT note receivables	61,000	1,490	62,490	6.6%	6.7
CMBS receivables (2)	158,868	(81,726)	77,142	5.7%	33.0
Other securities	105,477	(77,220)	28,257	2.8%	30.9

Total security-related receivables	436,544	(185,568)	250,976	5.4%	23.5

Total investments in securities	$1,145,645	$(440,194)	$705,451	5.1%	23.9

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

(2)	CMBS receivables include securities with a fair value totaling $30,066 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $40,086 that are rated between “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $6,805 that are rated “CCC” by Standard & Poor’s and securities with a fair value totaling $185 that are rated “D” by Standard & Poor’s.

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

The following table summarizes the non-accrual status of our investments in securities:

	As of December 31, 2011			As of December 31, 2010
	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$83,557	1.9%	$5,766	$133,682	4.1%	$5,581
Other securities	34,240	3.3%	2	42,754	2.8%	976
CMBS receivables	32,462	5.9%	915	29,204	5.9%	975

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of December 31, 2011 and December 31, 2010, investment in securities of $748,575 and $806,700, respectively, in principal amount of TruPS and subordinated debentures, and $104,122 and $219,868, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

Asset Impairments

Management evaluates investments in securities for impairment as events and circumstances warrant and concluded that certain of these securities were other than temporarily impaired as management does not expect full recovery of our investment. Asset impairment expense of $46,015 was recorded for the year ended December 31, 2009 related to available-for-sale securities and was included in asset impairments in our consolidated statements of operations. This impairment reduced the amortized cost basis of these available-for-sale securities.

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	As of December 31, 2011		As of December 31, 2010
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family real estate properties	$591,915	33	$602,183	33
Office real estate properties	251,303	10	219,567	9
Retail real estate properties	71,405	3	41,838	2
Parcels of land	46,251	10	22,208	3

Subtotal	960,874	56	885,796	47
Less: Accumulated depreciation and amortization	(69,372)		(46,604)

Investments in real estate	$891,502		$839,192

As of December 31, 2011 and 2010, our investments in real estate were comprised of land of $209,941 and $179,280, respectively, and buildings and improvements of $750,933 and $706,516, respectively.

As of December 31, 2011, our investments in real estate of $891,502 are financed through $135,722 of mortgages held by third parties and $796,177 of mortgages held by our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

Acquisitions:

During the year ended December 31, 2011, we converted six loans with a carrying value of $142,102, relating to two multi-family properties, one office property, one retail property, and seven parcels of land, to owned real estate. Upon conversion, we recorded the 11 properties at fair value of $124,743. We previously held bridge or mezzanine loans with respect to these real estate properties.

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the 11 properties acquired during the year ended December 31, 2011, on the respective date of each conversion, for the real estate accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$124,743
Cash and cash equivalents	437
Restricted cash	1,031
Other assets	352

Total assets acquired	126,563
Liabilities assumed:
Accounts payable and accrued expenses	1,795
Other liabilities	532

Total liabilities assumed	2,327

Estimated fair value of net assets acquired	$124,236

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective conversion date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans	$124,743
Other considerations	(507)

Total fair value of consideration transferred	$124,236

During the year ended December 31, 2011, these investments contributed revenue of $6,501 and a net income allocable to common shares of $1,854. During the year ended December 31, 2011, we did not incur any third-party acquisition-related costs.

Our consolidated unaudited pro forma information, after including the acquisition of real estate properties, is presented below as if the acquisitions occurred on January 1, 2010 and 2011, respectively. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Total revenue, as reported	$234,154	$244,570
Pro forma revenue	238,289	255,516
Net income (loss) allocable to common shares, as reported	(51,130)	98,152
Pro forma net income (loss) allocable to common shares	(50,900)	100,539

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

Dispositions:

During the year ended December 31, 2011, we sold two multi-family properties for a total purchase price of $67,550. We recorded losses on the sale of these assets of $171.

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2011:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$107,868	7.0%	Apr. 2031
6.875% convertible senior notes (2)	3,582	3,735	6.9%	Apr. 2027
Secured credit facilities	9,954	9,954	3.2%	Dec. 2016
Junior subordinated notes, at fair value (3)	38,052	22,450	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness (4)	191,688	169,107	6.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,320,904	1,320,904	0.7%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	1,104,084	122,506	1.1%	2037 to 2038
Loans payable on real estate	135,757	135,757	5.6%	Sept. 2015 to May 2021

Total non-recourse indebtedness	2,560,745	1,579,167	1.1%

Total indebtedness	$2,752,433	$1,748,274	1.5%

(1)	Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2016, April 2021, and April 2026.

(2)	Our 6.875% convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $100,000 which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1,669,207 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $1,159,375 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2011 was $855,316. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2010:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
6.875% convertible senior notes (1)	$143,613	$143,474	6.9%	Apr. 2027
Secured credit facilities	36,489	36,489	4.7%	Oct. 2011 to Dec. 2011
Senior secured notes	63,950	63,950	11.7%	Apr. 2014
Loans payable on real estate	19,922	19,922	5.5%	Apr. 2012 to Sept. 2013
Junior subordinated notes, at fair value (2)	38,052	4,422	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness	327,126	293,357	7.4%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (3)(4)	1,341,750	1,341,750	0.7%	2045 to 2046
CDO notes payable, at fair value (2)(3)(5)	1,147,112	148,072	0.9%	2037 to 2038
Loans payable on real estate	54,998	54,998	6.0%	Mar. 2011 to Aug. 2016

Total non-recourse indebtedness	2,543,860	1,544,820	0.9%

Total indebtedness	$2,870,986	$1,838,177	1.6%

(1)	Our convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(4)	Collateralized by $1,771,643 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(5)	Collateralized by $1,327,464 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2010 was $870,889. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the year ended December 31, 2011 is as follows:

Recourse Indebtedness

6.875% convertible senior notes. On April 18, 2007, we issued and sold in a private offering to qualified institutional buyers, $425,000 aggregate principal amount of 6.875% convertible senior notes due 2027, or the 6.875% convertible senior notes. After deducting the initial purchaser’s discount and the estimated offering expenses, we received approximately $414,250 of net proceeds. Interest on the convertible senior notes is paid semi-annually and the convertible senior notes mature on April 15, 2027.

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

Prior to April 15, 2026, upon the occurrence of specified events, the convertible senior notes will be convertible at the option of the holder at an initial conversion rate of 28.6874 shares per $1,000 principal amount of convertible senior notes. The initial conversion price of $104.58 represents a 27.5% premium to the per share closing price of $82.02 on the date the offering was priced. Upon conversion of convertible senior notes by a holder, the holder will receive cash up to the principal amount of such convertible senior notes and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, at the option of RAIT in cash or RAIT’s common shares. The initial conversion rate is subject to adjustment in certain circumstances. We include the convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

During the year ended December 31, 2011, we repurchased $140,031 in aggregate principal amount of our 6.875% Convertible Senior Notes due 2027 for an aggregate purchase price of $138,576. As a result of these transactions, we recorded losses on extinguishment of debt of $928, inclusive of deferred financing costs and unamortized discounts that were written off.

During the year ended December 31, 2010, we repurchased from the market, a total of $102,750 in aggregate principal amount of convertible notes for a total consideration of $72,637. The purchase price consisted of $12,357 in cash, the issuance of 6,305,000 common shares, and the issuance of a $22,000 senior secured note. See “Senior Secured Notes” below. As a result of these transactions, we recorded gains on extinguishment of debt of $29,974, inclusive of deferred financing costs and unamortized discounts that were written off.

During the year ended December 31, 2009, we repurchased from the market, a total of $103,085 in aggregate principal amount of convertible notes for a total consideration of $54,519, including the issuance of a $43,000 senior secured note. See “Senior Secured Note” below. During 2009, we also exchanged $34,000 in aggregate principal amount of convertible notes for 2,708,667 common shares and $3,111 of cash, for total consideration of $13,999 based on our closing stock price of $4.02 per share on December 29, 2009, the date our exchange offer was completed. As a result of these transactions, we recorded gains on extinguishment of debt of $64,898, inclusive of deferred financing costs and unamortized discounts that were written off.

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

Prior to April 5, 2016, the 7.0% convertible senior notes are not redeemable at our option, except to preserve RAIT’s status as a REIT. On or after April 5, 2016, we may redeem all or a portion of the 7.0% convertible senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 7.0% convertible senior notes may require us to repurchase all or a portion of the 7.0% convertible senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest on April 1, 2016, April 1, 2021, and April 1, 2026, or upon the occurrence of certain defined fundamental changes.

The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 132.9506 common shares per $1,000 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $7.52 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

Secured credit facilities. During the year ended December 31, 2011, we repaid, in full, a $16,160 secured credit facility due to mature in October 2011.

As of December 31, 2011, we have $9,954 outstanding under our remaining secured credit facility. During 2011 we renewed our remaining secured credit facility by repaying $8,993 of the $19,547 outstanding principal amount and amending the terms of the remaining $10,554 balance to extend the maturity date from December 2011 to December 2016 and provide for the full amortization of that balance over that five year period. In addition, the interest rate on our secured credit facility was amended to be a floating interest rate of LIBOR plus 275 basis points.

Senior secured notes. On March 25, 2010, pursuant to a securities exchange agreement, we acquired from a note holder $47,000 aggregate principal amount of our 6.875% convertible senior notes for a total consideration of $31,240. The purchase price consisted of (a) our issuance of a $22,000 10% senior secured convertible note, or the 10% senior secured convertible note, (b) our issuance of 500,000 common shares, and (c) our payment of $6,000 in cash. We also paid to the note holder $1,427 of accrued and unpaid interest on the 6.875% convertible senior notes through March 25, 2010. The holder of the senior secured convertible note converted $1,050 principal amount of the senior secured convertible note into 100,000 common shares effective May 5, 2010.

During the year ended December 31, 2011, the holder of the 10.0% senior secured convertible note converted $5,250 principal amount of the 10.0% senior note into 500,000 common shares. On April 26, 2011, we prepaid the remaining $15,700 principal amount of the 10.0% senior note.

On July 31, 2009, pursuant to a securities purchase agreement, we purchased from a note holder $98,280 aggregate principal amount of our 6.875% convertible senior notes, for a purchase price of $53,000. The purchase price consisted of (a) $43,000 12.5% senior secured note due 2014 issued by us, or the 12.5% senior secured note, and (b) $10,000 in cash. We also paid to the note holder $1,989 of accrued and unpaid interest on the 6.875% convertible senior notes through July 31, 2009.

During the year ended December 31, 2011, we prepaid, in full, our $43,000 12.5% Senior Secured Notes due to mature in April 2014.

On October 5, 2011, we entered into an exchange agreement with Taberna VIII pursuant to which we issued four senior secured notes, or the senior notes, with an aggregate principal amount equal to $100,000 to Taberna VIII in exchange for a portfolio of real estate related debt securities, or the exchanged securities, held by Taberna VIII. Taberna VIII is a subsidiary of ours and, as a result, the senior secured notes are eliminated in consolidation. The senior notes and the exchanged securities were determined to have approximately equivalent fair market value at the time of the exchange.

The senior notes were issued pursuant to an indenture agreement dated October 5, 2011 which contains customary events of default, including those relating to nonpayment of principal or interest when due and defaults based upon events of bankruptcy and insolvency. The senior notes are each $25,000 principal amount with a weighted average interest rate of 7.0% and have maturity dates ranging from April 2017 to April 2019. Interest is at a fixed rate and accrues from October 5, 2011 and will be payable quarterly in arrears on October 30, January 30, April 30 and July 30 of each year, beginning October 30, 2011. The senior notes are secured and are not convertible into equity securities of RAIT.

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

On October 25, 2010, pursuant to a securities exchange agreement, we exchanged $18,671 in aggregate principal amount of these junior subordinated notes with an interest rate of 8.7% for $18,671 of junior subordinated notes with a reduced interest rate and provided $5,000 of our convertible senior notes as collateral for the new junior subordinated notes. The new junior subordinated notes have a fixed rate of interest of 0.5% through March 30, 2015, thereafter with a floating rate of three-month LIBOR plus 400 basis points, with such floating rate not to exceed 7.0%. The maturity date remains the same at March 30, 2035. At issuance, we elected to record these junior subordinated notes at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings.

As of December 31, 2010, we have $38,052 unpaid principal associated with these junior subordinated notes. The fair value, or carrying amount, of this indebtedness was $22,450 as of December 31, 2011.

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

Loans payable on real estate. During the year ended December 31, 2011 we refinanced recourse financing consisting of a first mortgage of $12,500 principal amount with a fixed rate of 5.8%, due in April 2012, that was associated with one of our owned real estate properties with non-recourse financing provided by a consolidated securitization. In addition, we refinanced recourse financing consisting of a first mortgage of $7,113 principal amount with a fixed rate of 5.0%, due in September 2013, that was associated with one of our owned real estate properties with non-recourse financing provided by a consolidated securitization.

CMBS Facilities. On October 27, 2011, we entered into a two year CMBS facility, or the $100,000 CMBS facility, pursuant to which we may sell, and later repurchase, performing whole mortgage loans or senior interests in whole mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. The aggregate principal amount available under the $100,000 CMBS facility is $100,000 and incurs interest at LIBOR plus 250 basis points. The purchase price paid for any asset purchased will be equal to 75% of the lesser of the market value (determined by the purchaser in its sole discretion, exercised in good faith) or par amount of such asset on the purchase date. The $100,000 CMBS facility contains standard margin call provisions and financial covenants. No amounts were outstanding under the $100,000 CMBS facility at December 31, 2011.

On November 23, 2011, we entered into a one year CMBS facility, or the $150,000 CMBS facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. The aggregate principal amount available under the $150,000 CMBS facility is $150,000 and incurs interest at LIBOR plus 250 basis points. The purchase price paid for any asset purchased is up to 75% of the lesser of the unpaid principal balance and the market value (determined by the purchaser in its sole discretion, exercised in good faith) of such purchased asset on the purchase date. The $150,000 CMBS facility contains standard margin call provisions and financial covenants. No amounts were outstanding under the $150,000 CMBS facility at December 31, 2011.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of December 31, 2011.

During the year ended December 31, 2011, we repurchased, from the market, a total of $23,700 in aggregate principal amount of CDO notes payable issued by RAIT I and RAIT II. The aggregate purchase price was $7,771 and we recorded a gain on extinguishment of debt of $15,929.

During the year ended December 31, 2010, we repurchased, from the market, a total of $55,000 in aggregate principal amount of CDO notes payable issued by RAIT I and RAIT II. The aggregate purchase price was $13,081 and we recorded gains on extinguishment of debt of $41,961, inclusive of deferred financing costs that were written off.

During the year ended December 31, 2009, we repurchased, from the market, a total of $55,000 in aggregate principal amount of CDO notes payable issued by RAIT I and RAIT II. The aggregate purchase price was $4,029 and we recorded gains on extinguishment of debt of $50,971.

CDO notes payable, at fair value. As of January 1, 2008, we adopted the fair value option, which is now classified under FASB ASC Topic 825, and elected to record CDO notes payable at fair value. These CDO notes payable are collateralized by trading securities, security-related receivables and loans. At adoption, we decreased the carrying amount of these CDO notes payable by $1,520,616 to reflect these liabilities at fair value in our financial statements. The fair value of these CDO notes payable increased by $17,462 and $39,464 for the years ended December 31, 2011 and 2010, respectively. The increase was included in the change in fair value of financial instruments in our consolidated statements of operations as an expense.

Both Taberna VIII and Taberna IX are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each securitization requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the year ended December 31, 2011, $43,028 of cash flows were re-directed from our retained interests in these securitizations and were used to repay the most senior holders of our CDO notes payable. In February 2012, Taberna VIII used $81,420 of restricted cash to pay down its senior debt tranches to a current principal balance of $266,714 from an original balance of $375,000. As a result of this transaction, we recorded $67,579 as a change in fair value of financial instruments as the carrying amount of the $81,420 principal repayment was $13,841.

Loans payable on real estate. As of December 31, 2011 and 2010, we had $135,757 and $74,876, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate and other loans. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheet.

During the year ended December 31, 2011, we obtained seven first mortgages on our investments in real estate from third party lenders that have an aggregate principal balance of $81,500, mature between 2018 and 2021, and have a weighted average interest rate of 5.29%.

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate contractual maturities of our indebtedness by year:

2012	$3,176
2013	3,484
2014	3,820
2015	42,072
2016	36,693
Thereafter (1)	2,663,188

Total	$2,752,433

(1)	Includes $3,582 of our 6.875% convertible senior notes which are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022 and $115,000 of our 7.0% convertible senior notes which are redeemable, at par at the option of the holder in April 2016, April 2021, and April 2026.

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of December 31, 2011, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2011 and December 31, 2010:

	As of December 31, 2011		As of December 31, 2010
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$1,570,787	$(181,499)	$1,786,698	$(184,878)
Interest rate caps	36,000	1,360	36,000	1,496

Net fair value	$1,606,787	$(180,139)	$1,822,698	$(183,382)

In November 2011, an interest rate swap agreement that had a notional amount of $107,113 and strike rate of 5.25%, as of September 30, 2011 terminated in accordance with its terms. During 2012, interest rate swap agreements with a notional amount of $185,625 and a weighted average strike rate of 4.15% as of December 31, 2011, will terminate in accordance with their terms.

The following table summarizes the effect on income by derivative instrument type for the following periods:

	For the Year Ended December 31, 2011		For the Year Ended December 31, 2010		For the Year Ended December 31, 2009
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness— Gains (Losses)
Interest rate swaps	$(42,820)	$8	$(46,111)	$46	$(45,476)	$(449)
Currency options	0	0	0	0	0	(21)

Total	$(42,820)	$8	$(46,111)	$46	$(45,476)	$(470)

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. As of December 31, 2011, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $967,276 and had a liability balance with a fair value of $94,478. See Note 8: “Fair Value of Financial Instruments” for the changes in value of these hedges during the years ended December 31, 2011 and 2010. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

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

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2011:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$996,363	$954,990
Investments in securities and security-related receivables	647,461	647,461
Cash and cash equivalents	29,720	29,720
Restricted cash	278,607	278,607
Derivative assets	1,360	1,360
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	107,868	93,935
6.875% convertible senior notes	3,735	3,594
Secured credit facilities	9,954	9,954
Junior subordinated notes, at fair value	22,450	22,450
Junior subordinated notes, at amortized cost	25,100	14,809
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,320,904	703,611
CDO notes payable, at fair value	122,506	122,506
Loans payable on real estate	135,737	135,737
Derivative liabilities	181,499	181,499

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of December 31, 2011
Trading securities
TruPS	$0	$0	$481,736	$481,736
Other securities	0	0	0	0
Available-for-sale securities	0	2	0	2
Security-related receivables
TruPS receivables	0	0	82,863	82,863
Unsecured REIT note receivables	0	30,066	0	30,066
CMBS receivables	0	35,117	0	35,117
Other securities	0	17,677	0	17,677
Derivative assets	0	1,360	0	1,360

Total assets	$0	$84,222	$564,599	$648,821

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of December 31, 2011
Junior subordinated notes, at fair value	$0	$0	$22,450	$22,450
CDO notes payable, at fair value	0	0	122,506	122,506
Derivative liabilities	0	91,419	90,080	181,499

Total liabilities	$0	$91,419	$235,036	$326,455

(a)	During the year ended December 31, 2011, there were no transfers between Level 1 and Level 2.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the year ended December 31, 2011:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2010	$454,473	$83,087	$537,560
Change in fair value of financial instruments	85,388	(224)	85,164
Purchases	0	0	0
Sales	(58,125)	0	(58,125)

Balance, as of December 31, 2011	$481,736	$82,863	$564,599

Liabilities	Derivative Liabilities	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2010	$87,632	$148,072	$4,422	$240,126
Change in fair value of financial instruments	2,448	17,462	18,028	37,938
Purchases	0	0	0	0
Sales	0	0	0	0
Principal repayments	0	(43,028)	0	(43,028)

Balance, as of December 31, 2011	$90,080	$122,506	$22,450	$235,036

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option within FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

Description	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Change in fair value of trading securities and security-related receivables	$19,281	$111,874	$(158,273)
Change in fair value of CDO notes payable and other liabilities	(35,491)	(26,882)	153,459
Change in fair value of derivatives	(58,944)	(39,152)	6,377

Change in fair value of financial instruments	$(75,154)	$45,840	$1,563

The changes in the fair value for the investment in securities, CDO notes payable, and other liabilities for which the fair value option was elected for the years ended December 31, 2011, 2010 and 2009 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was due to repayments at par because of OC failures when the CDO notes have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the years ended December 31, 2011, 2010 and 2009 was mainly due to changes in interest rates.

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

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date. As of December 31, 2011, our consolidated VIEs were: Taberna VIII, Taberna IX, RAIT I, RAIT II, Willow Grove and Cherry Hill.

	As of December 31, 2011	As of December 31, 2010
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,856,106	$1,913,089
Allowance for losses	(36,210)	(55,377)

Total investments in mortgages and loans	1,819,896	1,857,712
Investments in real estate	20,910	21,054
Investments in securities and security-related receivables, at fair value	645,915	705,455
Cash and cash equivalents	201	73
Restricted cash	235,682	151,045
Accrued interest receivable	57,560	55,105
Deferred financing costs, net of accumulated amortization of $10,995 and $8,608, respectively	15,378	17,999

Total assets	$2,795,542	$2,808,443

Liabilities and Equity
Indebtedness (including $122,506 and $148,072 at fair value, respectively)	$1,682,487	$1,707,352
Accrued interest payable	48,417	34,745
Accounts payable and accrued expenses	1,537	1,450
Derivative liabilities	181,499	184,878
Deferred taxes, borrowers’ escrows and other liabilities	4,570	3,814

Total liabilities	1,918,510	1,932,239
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(114,186)	(123,316)
RAIT investment	31,004	103,862
Retained earnings (deficit)	960,214	895,658

Total shareholders’ equity	877,032	876,204

Total liabilities and equity	$2,795,542	$2,808,443

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

On January 25, 2011, the compensation committee approved a cash payment to the board’s eight non-management trustees intended to constitute a portion of their respective 2011 annual non-management trustee compensation. The cash payment was subject to terms and conditions set forth in a letter agreement, or the letter agreement, between each of the non-management trustees and RAIT. The terms and conditions included a requirement that each trustee use a portion of the cash payment to purchase RAIT’s common shares in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The aggregate amount required to be used by all of the non-management trustees to purchase common shares is $210 and was used to purchase 18,898 common shares, in the aggregate, in February 2011.

On January 24, 2012, the compensation committee of our board of trustees approved a cash payment to the board’s seven non-management trustees intended to constitute a portion of their respective 2012 annual non-management trustee compensation. The cash payment was subject to terms and conditions set forth in a letter agreement, or the letter agreement, between each of the non-management trustees and RAIT. The letter agreement documented the election of each trustee to use a portion of the cash payment to purchase RAIT’s common shares in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The aggregate amount required to be used by all of the non-management trustees to purchase common shares was $210 and was used to purchase 36,750 common shares, in the aggregate, in February 2012.

Share Issuances:

Dividend reinvestment and share purchase plan (DRSPP). We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance 6,262,545 common shares. Effective October 28, 2011, we registered and reserved for issuance an additional 7,759,080 common shares for issuance under the DRSPP so that the aggregate number of common shares available for issuance under the DRSPP was 10,500,000 common shares. During the year ended December 31, 2011, we issued a total of 2,370,710 common shares pursuant to the DRSPP at a weighted-average price of $4.20 per share and we received $9,714 of net proceeds. From January 1, 2012 through February 21, 2012, 919,391 common shares were issued pursuant to the DRSPP at a weighted-average price of $4.91 per share and we received $4,500 of net proceeds. After reflecting the common shares issued through February 21, 2012, 8,368,191 common shares, in aggregate, remain available for issuance under the DRSPP.

Standby Equity Distribution Agreement (SEDA). On January 13, 2010, we entered into a standby equity distribution agreement, or the SEDA, with YA Global Master SPV Ltd., or YA Global, which is managed by Yorkville Advisors, LLC, whereby YA Global agreed to purchase up to $50,000, or the commitment amount, worth of newly issued RAIT common shares upon notices given by us, subject to the terms and conditions of the SEDA. The number of common shares issued or issuable pursuant to the SEDA, in the aggregate, cannot exceed 4,166,667 common shares. The SEDA terminated by its terms on January 13, 2012. During the year ended December 31, 2011, no common shares were issued pursuant to this arrangement.

Capital on Demand™ Sales Agreement (COD). On August 6, 2010, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 5,833,333 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. During the year ended December 31, 2011, 2,815,528 common shares were issued pursuant to this arrangement at a weighted average price of $8.77 and we received $22,934 of proceeds. As of December 31, 2011, the COD sales agreement had terminated by its terms as there were no common shares remaining available for issuance.

Dividends

The following tables summarize the dividends we declared or paid during the years ended December 31, 2011 and 2010:

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	For the Year Ended December 31, 2011
Series A Preferred Shares
Date declared	1/25/11	5/17/11	7/26/11	10/25/11
Record date	3/1/11	6/1/11	9/1/11	12/1/11
Date paid	3/31/11	6/30/11	9/30/11	1/3/12
Total dividend amount	$1,337	$1,337	$1,337	$1,337	$5,348
Series B Preferred Shares
Date declared	1/25/11	5/17/11	7/26/11	10/25/11
Record date	3/1/11	6/1/11	9/1/11	12/1/11
Date paid	3/31/11	6/30/11	9/30/11	1/3/12
Total dividend amount	$1,182	$1,182	$1,182	$1,182	$4,728
Series C Preferred Shares
Date declared	1/25/11	5/17/11	7/26/11	10/25/11
Record date	3/1/11	6/1/11	9/1/11	12/1/11
Date paid	3/31/11	6/30/11	9/30/11	1/3/12
Total dividend amount	$888	$888	$888	$888	$3,552
Common shares
Date declared	1/10/11	5/17/11	9/12/11	12/15/11
Record date	1/21/11	7/8/11	10/7/11	1/9/12
Date paid	1/31/11	7/29/11	10/31/11	1/31/12
Dividend per share	$0.09	$0.06	$0.06	$0.06	$0.27
Total dividend declared	$3,204	$2,293	$2,405	$2,498	$10,400

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	For the Year Ended December 31, 2010
Series A Preferred Shares
Date declared	1/26/10	4/22/10	7/27/10	10/28/10
Record date	3/1/10	6/1/10	9/1/10	12/1/10
Date paid	3/31/10	6/30/10	9/30/10	12/31/10
Total dividend amount	$1,337	$1,337	$1,337	$1,337	$5,348
Series B Preferred Shares
Date declared	1/26/10	4/22/10	7/27/10	10/28/10
Record date	3/1/10	6/1/10	9/1/10	12/1/10
Date paid	3/31/10	6/30/10	9/30/10	12/31/10
Total dividend amount	$1,182	$1,182	$1,182	$1,182	$4,728
Series C Preferred Shares
Date declared	1/26/10	4/22/10	7/27/10	10/28/10
Record date	3/1/10	6/1/10	9/1/10	12/1/10
Date paid	3/31/10	6/30/10	9/30/10	12/31/10
Total dividend amount	$888	$888	$888	$888	$3,552
Common shares
Date declared	N/A	N/A	N/A	N/A
Record date	N/A	N/A	N/A	N/A
Date paid	N/A	N/A	N/A	N/A
Dividend per share	$0.00	$0.00	$0.00	$0.00	$0.00
Total dividend declared	$0	$0	$0	$0	$0

On January 24, 2012, our board of trustees declared a first quarter 2012 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on April 2, 2012 to holders of record on March 1, 2012.

NOTE 11: STOCK BASED COMPENSATION AND EMPLOYEE BENEFITS

We maintain the RAIT Financial Trust 2008 Incentive Award Plan (the “Incentive Award Plan”). The maximum aggregate number of common shares that may be issued pursuant to the Incentive Award Plan is 1,500,000. As of December 31, 2011, 246,549 common shares are available for issuance under this plan.

On January 24, 2009, 19,020 phantom unit awards were redeemed for common shares. These phantom units were fully vested at the time of redemption.

On March 5, 2009, the compensation committee awarded 161,333 phantom units, valued at $242 using our closing stock price of $1.50 on that date, to various non-executive employees. The awards generally vest over three-year periods.

On June 25, 2009, the compensation committee awarded 66,667 phantom units, valued at $238 using our closing stock price of $3.57 on that date, to two non-executive employees. The awards generally vest over four-year periods.

On January 26, 2010, the compensation committee awarded 500,000 phantom units, valued at $1,905 using our closing stock price of $3.81 on that date, to our executive officers. Half of these awards vested immediately and the remainder vested on January 26, 2011. On January 26, 2010, the compensation committee awarded 166,667 phantom units, valued at $635 using our closing stock price of $3.81 on that date, to our non-executive officer employees. These awards generally vest over three-year periods.

During the years ended December 31, 2011, 2010 and 2009, there were 340,649, 24,475, and 7,268, respectively, phantom units redeemed for common shares and 72,029, and 12,333 phantom units forfeited during the years ended December 31, 2010 and 2009, respectively. There were no phantom units forfeited during the year ended December 31, 2011. At December 31, 2011 and 2010, there were 416,767 and 930,457, respectively, phantom units outstanding.

As of December 31, 2011 and 2010, the deferred compensation cost relating to unvested awards was $181 and $723, respectively, relating to phantom units and restricted stock that had a weighted average remaining vesting period of 1.1 and 1.5 years, respectively.

On January 24, 2012, the compensation committee awarded 2,172,000 stock appreciation rights, or SARs, valued at $6,091 based on a Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 24, 2017, the expiration date of the SARs.

Stock Options

We have granted to our officers, trustees and employees options to acquire common shares. The vesting period is determined by the compensation committee and the option term is generally ten years after the date of grant. As of December 31, 2011 and 2010, there were 116,800 and 168,800 options outstanding.

A summary of the options activity of the Incentive Award Plan is presented below.

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1,	168,800	$22.50	168,800	$22.50	178,800	$21.84
Expired	52,000	21.87	0	0.00	(10,000)	10.75
Exercised	0	0	0	0.00	0	0.00

Outstanding, December 31,	116,800	$22.78	168,800	$22.50	168,800	$22.50

Options exercisable at December 31,	116,800		168,800		168,800

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Exercise Price
$13.65	0	0 years	$0.00	7,000	$13.65
$19.21 – 19.85	20,000	0.4 years	19.50	20,000	19.50
$21.81 – 26.40	96,800	1.7 years	23.46	141,800	23.36

	116,800	1.5 years	$22.78	168,800	$22.50

We did not grant options during the three years ended December 31, 2011.

During the years ended December 31, 2011, 2010 and 2009, we recorded compensation expense of $541, $2,949, and $3,830, respectively, associated with our stock based compensation.

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

During the years ended December 31, 2011, 2010 and 2009, we recorded $482, $424, and $296 of contributions which is included in compensation expense on the accompanying statement of operations.

NOTE 12: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three years ended December 31, 2011:

	For the Years Ended December 31
	2011	2010	2009
Income (loss) from continuing operations	$(38,457)	$110,590	$(440,141)
Income allocated to preferred shares	(13,649)	(13,641)	(13,641)
Income allocated to noncontrolling interests	229	880	13,419

Income (loss) from continuing operations allocable to common shares	(51,877)	97,829	(440,363)
Income (loss) from discontinued operations	747	323	(840)

Net income (loss) allocable to common shares	$(51,130)	$98,152	$(441,203)

Weighted-average shares outstanding—Basic	38,508,086	28,951,422	21,735,078
Dilutive securities under the treasury stock method	0	465,916	0
Weighted-average shares outstanding—Diluted	38,508,086	29,417,337	21,735,078

Earnings (loss) per share—Basic:
Continuing operations	$(1.35)	$3.38	$(20.26)
Discontinued operations	0.02	0.01	(0.04)

Total earnings (loss) per share—Basic	$(1.33)	$3.39	$(20.30)

Earnings (loss) per share—Diluted:
Continuing operations	$(1.35)	$3.33	$(20.26)
Discontinued operations	0.02	0.01	(0.04)

Total earnings (loss) per share—Diluted	$(1.33)	$3.34	$(20.30)

For the years ended December 31, 2011, 2010 and 2009, securities convertible into 219,558, 3,698,272, and 5,204,075 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

NOTE 13: INCOME TAXES

RAIT and Taberna have elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code. To maintain qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to shareholders. We generally will not be subject to U.S. federal income tax on taxable income that is distributed to our shareholders. If RAIT or Taberna fails to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates, and we will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants relief under certain statutory provisions. Such an event could materially adversely affect our net income and cash available for dividends to shareholders. However, we believe that both RAIT and Taberna will be organized and operated in such a manner as to qualify for treatment as a REIT, and both intend to operate in the foreseeable future in a manner so that both will qualify as a REIT. We may be subject to certain state and local taxes.

Our TRS entities generate taxable revenue from fees for services provided to securitizations. Some of these fees paid to the TRS entities are capitalized as deferred costs by the securitizations. In consolidation, these fees are eliminated when the securitization is included in the consolidated group. Nonetheless, all income taxes are expensed and are paid by the TRSs in the year in which the revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

The components of the provision for income taxes as it relates to our taxable income from domestic TRSs during the years ended December 31, 2011, 2010 and 2009 includes the effects of our performance of a portion of its TRS services in a foreign jurisdiction that does not incur income taxes.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our income on a current basis as SubPart F income, whether or not distributed. Upon distribution of any previously included SubPart F income by these entities, no incremental U.S. federal, state, or local income taxes would be payable by us. Accordingly, no provision for income taxes has been recorded for these foreign TRS entities for the years ended December 31, 2011, 2010 and 2009.

The components of the income tax benefit (provision) as it relates to our taxable income (loss) from domestic and foreign TRSs during the years ended December 31, 2011, 2010 and 2009 were as follows:

	For the Year Ended December 31, 2011
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$0	$0	$(57)	$(57)
Deferred benefit (provision)	595	0	0	595

Income tax benefit (provision)	$595	$0	$(57)	$538

	For the Year Ended December 31, 2010
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(2,844)	$(10)	$(510)	$(3,364)
Deferred benefit (provision)	2,143	162	(543)	1,762

Income tax benefit (provision)	$(701)	$152	$(1,053)	$(1,602)

	For the Year Ended December 31, 2009
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$1,085	$0	$(1,210)	$(125)
Deferred benefit (provision)	450	58	575	1,083

Income tax benefit (provision)	$1,535	$58	$(635)	$958

A reconciliation of the income tax benefit (provision) based upon the statutory tax rates to the effective rates is as follows for the years ended December 31, 2011, 2010 and 2009:

	For the Years Ended December 31
	2011	2010	2009
Federal statutory rate	$3,762	$22	$436
State statutory, net of federal benefit	0	162	59
Change in valuation allowance	(2,899)	(50)	(1,879)
Permanent items	(42)	(53)	(724)
Foreign tax effects	(283)	803	3,066
Transfer pricing adjustment (1)	0	(2,503)	0
Other	0	17	0

Income tax benefit (provision)	$538	$(1,602)	$958

(1)	In February 2011, management and the IRS settled tax examinations for 2006, 2007 and 2008 for a total cash payment of $296. These tax examinations related to certain transfer pricing adjustments for transactions between TCM and TCB during those years. While the total transfer pricing adjustment increased our tax expense by $2,503 during 2010, the net cash payment made to the IRS in February 2011 was $296, after utilization of net operating losses in these prior years.

Significant components of our deferred tax assets (liabilities), at our TRSs, are as follows as of December 31, 2011 and 2010:

Deferred tax assets (liabilities):	As of December 31, 2011	As of December 31, 2010
Net operating losses, at TRSs	$20,744	$12,156
Capital losses	662	662
Unrealized losses	12,023	12,023
Other	644	2,251

Total deferred tax assets	34,073	27,092
Valuation allowance	(29,970)	(25,359)

Net deferred tax assets	$4,103	$1,733

Accrued interest	(653)	0
Other	(48)	0
Deferred tax (liabilities)	(701)	0

Net deferred tax assets (liabilities)	$3,402	$1,733

As of December 31, 2011, we had $43,460 of federal net operating losses, $61,937 of state net operating losses, $4,849 of foreign net operating losses and $1,892 of capital losses. The federal net operating losses will begin to expire in 2028, the state net operating losses will begin to expire in 2017 and the foreign operating losses have an indefinite carryforward period. The capital losses will expire in 2012. We have concluded that it is more likely than not that $32,564 of federal net operating losses, $56,851 of state net operating losses, all of the foreign net operation losses and all of the capital losses will not be utilized during their respective carry forward periods; and as such, we have established a valuation allowance against these deferred tax assets.

The accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides rules on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no uncertain tax positions for the years ending December 31, 2011, 2010 and 2009.

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

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of December 31, 2011 and December 31, 2010, we had $515 and $72, respectively, of cash and cash equivalents and $447 and $985, respectively, of restricted cash on deposit at Bancorp. We did not receive any interest income from the Bancorp during the years ended December 31, 2011, 2010 and 2009. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp under a lease agreement extending through August 2014 at an annual rental expense based upon the amount of square footage occupied. We have a sublease agreement with a third party for the remaining term of our sublease. Rent paid to Bancorp was $319, $304 and $300 for the years ended December 31, 2011, 2010 and 2009, respectively. Rent received for our sublease was $170 and $166 for the years ended December 31, 2011 and 2010.

NOTE 15: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

As of December 31, 2011, we did not have any properties designated as held for sale. As of December 31, 2010, we had one property designated as held for sale. The following table summarizes the consolidated balance sheet of the real estate properties classified as assets held for sale:

As of December 31, 2010
Assets:
Investments in real estate	$48,859
Cash and cash equivalents	386
Other assets	2,668
Deferred financing costs, net	0

Total assets held for sale	$51,913

Liabilities:
Other indebtedness	$0
Accrued interest payable	0
Accounts payable and accrued expenses	1,039
Other liabilities	699

Total liabilities related to assets held for sale (a)	$1,738

(a)	Liabilities related to assets held for sale excludes a $42,958 first mortgage held by RAIT II that is eliminated in our consolidated balance sheet.

For the years ended December 31, 2011, 2010 and 2009, income (loss) from discontinued operations relates to four real estate properties designated as held for sale and three real estate properties sold or deconsolidated since January 1, 2008. The following table summarizes revenue and expense information for real estate properties classified as discontinued operations:

	For the Years Ended December 31
	2011	2010	2009
Rental income	$2,072	$9,688	$9,471
Expenses:
Real estate operating expenses	1,205	5,895	6,695
General and administrative expense	1	0	19
Depreciation expense	0	1,790	2,893

Total expenses	1,206	7,685	9,607

Income (loss) before interest and other income	866	2,003	(136)
Interest and other income	0	2	959

Income (loss) from discontinued operations	866	2,005	823
Gain (loss) from discontinued operations	(119)	(1,682)	(1,663)

Total income (loss) from discontinued operations	$747	$323	$(840)

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

NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2011:
Total revenue	$58,279	$58,863	$60,089	$56,923
Change in fair value of financial instruments	5,611	(25,727)	(34,997)	(20,041)
Net income (loss)	9,131	(16,751)	(17,821)	(12,269)
Net income (loss) allocable to common shares	5,767	(20,098)	(21,169)	(15,630)
Total earnings (loss) per share—Basic (a)	$0.16	$(0.53)	$(0.55)	$(0.39)
Total earnings (loss) per share—Diluted (a)	$0.16	$(0.53)	$(0.55)	$(0.39)
2010:
Total revenue	$66,244	$60,370	$58,899	$59,057
Change in fair value of financial instruments	16,437	4,446	14,237	10,720
Net income (loss)	34,453	25,376	18,248	32,836
Net income (loss) allocable to common shares	31,282	22,319	15,052	29,499
Total earnings (loss) per share—Basic (a)	$1.25	$0.83	$0.50	$0.88
Total earnings (loss) per share—Diluted (a)	$1.24	$0.81	$0.49	$0.86

(a)	The summation of quarterly per share amounts do not equal the full year amounts.

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

Commitments and Contingencies

Unfunded Loan Commitments

Certain of our commercial mortgages and mezzanine loan agreements contain provisions whereby we are required to advance additional funds to our borrowers for capital improvements and upon the achievement of certain property operating hurdles. As of December 31, 2011, our incremental loan commitments are $52,285, which will be funded from either restricted cash held on deposit or revolving debt capacity dedicated for these purposes.

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

Lease Obligations

We lease office space in Philadelphia, New York City, and other locations. The annual minimum rent due pursuant to the leases for each of the next five years and thereafter is estimated to be as follows as of December 31, 2011:

2012	$2,251
2013	2,493
2014	2,082
2015	1,987
2016	929
Thereafter	21,109

Total	$30,851

Rent expense was $2,601, $2,624, and $3,173 for the years ended December 31, 2011, 2010, and 2009, respectively, and has been included in general and administrative expense or property operating expenses in the accompanying consolidated statements of operations.

RAIT Financial Trust

Schedule II

Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2011

(Dollars in thousands)

	Balance, Beginning of Period	Additions (a)	Deductions (b)	Balance, End of Period
For the year ended December 31, 2011	$69,691	$3,900	$(27,509)	$46,082

For the year ended December 31, 2010	$86,609	$38,307	$(55,225)	$69,691

For the year ended December 31, 2009	$171,973	$226,567	$(311,931)	$86,609

(a)	For the year ended December 31, 2009, additions include $96,487 associated with our residential mortgage portfolio.
(b)	For the year ended December 31, 2009, deductions include $150,723 associated with our residential mortgage portfolio.

RAIT Financial Trust

Schedule III

Real Estate and Accumulated Depreciation

As of December 31, 2011

(Dollars in thousands)

			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount		Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)		Year of Acquisition	Life of Depreciation
Property Name	Description	Location	Land	Building	Land	Building	Land (1)	Building (1)
Willow Grove	Land	Willow Grove, PA	$307	$0	$0	$0	$307	$0	$0	$0		2001	N/A
Cherry Hill	Land	Cherry Hill, NJ	307	0	0	0	307	0	0	0		2001	N/A
Reuss	Office	Milwaukee, WI	4,080	36,720	10	14,253	4,090	50,973	(13,052)	(32,766	) (2)	2004	30
McDowell	Office	Scottsdale, AZ	9,803	55,523	5	4,143	9,808	59,666	(6,894)	(71,158	) (2)	2007	30
Stonecrest	Multi-Family	Birmingham, AL	5,858	23,433	(31)	(125)	5,827	23,308	(2,654)	(26,548	) (3)	2008	30
Crestmont (8)	Multi-Family	Marietta, GA	3,207	12,828	47	251	3,254	13,079	(1,440)	(6,750	) (9)	2008	40
Copper Mill (8)	Multi-Family	Austin, TX	3,420	13,681	52	370	3,472	14,051	(1,548)	(7,350	) (9)	2008	40
Cumberland (8)	Multi-Family	Smyrna, GA	3,194	12,776	(94)	498	3,100	13,274	(1,454)	(6,900	) (9)	2008	40
Heritage Trace (8)	Multi-Family	Newport News, VA	2,642	10,568	31	303	2,673	10,871	(1,192)	(5,500	)(9)	2008	40
Mandalay Bay	Multi-Family	Austin, TX	5,363	21,453	98	552	5,461	22,005	(2,601)	(28,242	) (6)	2008	30
Oyster Point	Multi-Family	Newport News, VA	3,920	15,680	47	287	3,967	15,967	(1,883)	(16,980	) (2)	2008	30
Tuscany Bay	Multi-Family	Orlando, FL	7,002	28,009	121	711	7,123	28,720	(3,388)	(29,721	) (2)	2008	30
Colonial Parc	Multi-Family	Little Rock, AR	910	3,639	0	651	910	4,290	(504)	(9,172	) (2)	2009	30
Corey Landings	Land	St. Pete Beach, FL	21,595	0	0	0	21,595	0	0	0		2009	N/A
Sharpstown Mall	Retail	Houston, TX	6,737	26,948	(1)	4,986	6,736	31,934	(2,963)	(50,397	) (2)	2009	30
Belle Creek Apartments (8)	Multi-Family	Henderson, CO	1,890	7,562	0	216	1,890	7,778	(679)	(10,575	) (2)	2009	40
Willows	Multi-Family	Las Vegas, NV	2,184	8,737	0	16	2,184	8,753	(827)	(11,800	) (2)	2009	30
Regency Meadows	Multi-Family	Las Vegas, NV	1,875	7,499	0	210	1,875	7,709	(731)	(10,189	) (2)	2009	30
Executive Center	Office	Milwaukee, WI	1,581	6,324	(51)	1,025	1,530	7,349	(607)	(9,989	) (2)	2009	30
Remington	Multi-Family	Tampa, FL	4,273	17,092	0	2,131	4,273	19,223	(1,899)	(24,750	) (2)	2009	30
Desert Wind	Multi-Family	Phoenix, AZ	2,520	10,080	0	52	2,520	10,132	(903)	(12,451	) (2)	2009	30
Eagle Ridge	Multi-Family	Colton, CA	3,198	12,792	0	418	3,198	13,210	(1,201)	(16,986	) (2)	2009	30
Emerald Bay	Multi-Family	Las Vegas, NV	6,500	26,000	0	192	6,500	26,192	(2,335)	(27,947	) (2)	2009	30
Grand Terrace	Multi-Family	Colton, CA	4,619	18,477	0	425	4,619	18,902	(1,664)	(23,826	) (2)	2009	30
Las Vistas	Multi-Family	Phoenix, AZ	2,440	9,760	0	117	2,440	9,877	(881)	(12,234	) (2)	2009	30
Penny Lane	Multi-Family	Mesa, AZ	1,540	6,160	0	90	1,540	6,250	(561)	(9,495	) (2)	2009	30
Sandal Ridge	Multi-Family	Mesa, AZ	1,980	7,920	0	160	1,980	8,080	(732)	(11,576	) (2)	2009	30
Long Beach Promenade	Office	Long Beach, CA	860	3,440	0	90	860	3,530	(276)	(5,225	) (2)	2009	30
Murrells Retail Associates	Retail	Myrtle Beach, SC	0	2,500	0	7,802	0	10,302	(543)	(28,585	) (2)	2009	30
Preserve @ Colony Lakes	Multi-Family	Stafford, TX	6,720	26,880	0	117	6,720	26,997	(2,033)	(34,331	) (4)	2009	30
English Aire/Lafayette Landing	Multi-Family	Austin, TX	3,440	13,760	0	1,359	3,440	15,119	(1,336)	(18,000	) (2)	2009	30
Tresa at Arrowheads (8)	Multi-Family	Phoenix, AZ	7,080	28,320	0	246	7,080	28,566	(1,922)	(27,500	) (2)	2009	40

			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount		Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)		Year of Acquisition	Life of Depreciation
Property Name	Description	Location	Land	Building	Land	Building	Land (1)	Building (1)
Madison Park & Southgreen	Multi-Family	Indianapolis, IN	1,260	5,040	0	311	1,260	5,351	(392)	(7,520	) (2)	2009	30
Mineral Business Center	Office	Denver, CO	1,940	7,760	0	157	1,940	7,917	(553)	(11,177	) (2)	2009	30
1501 Yamato Road	Office	Boca Raton, FL	8,200	32,800	0	5,034	8,200	37,834	(2,639)	(56,274	) (7)	2009	30
Blair Mill	Office	Willow Grove, PA	2,280	9,120	0	138	2,280	9,258	(623)	(11,246	)(2)	2010	30
Pine Tree	Office	Cherry Hill, NJ	1,980	7,920	0	668	1,980	8,588	(573)	(10,437	) (5)	2010	30
Ventura	Multi-Family	Gainesville, FL	1,913	7,650	0	307	1,913	7,957	(521)	(8,486	) (2)	2010	30
Lexington	Multi-Family	Jackson, MS	3,168	12,672	0	172	3,168	12,726	(781)	(18,276	) (2)	2010	30
Trails at Northpoint	Multi-Family	Jackson, MS	1,354	5,414	0	54	1,354	5,586	(379)	(7,809	) (2)	2010	30
Silversmith	Multi-Family	Jacksonville, FL	1,048	4,191	0	321	1,048	4,512	(332)	(9,515	) (2)	2010	30
Tiffany Square	Office	Colorado Springs, CO	2,400	9,600	996	2,062	3,396	11,662	(514)	(14,864	) (2)	2010	30
Vista Lago	Multi-Family	Kendall, FL	0	10,500	0	93	0	10,593	(505)	(14,972	) (2)	2010	30
Centrepoint (8)	Multi-Family	Tucson, AZ	5,620	22,480	0	240	5,620	22,720	(1,046)	(17,600	) (9)	2010	40
Regency Manor	Multi-Family	Miami, FL	2,320	9,280	0	11	2,320	9,291	(361)	(11,500	)(2)	2010	30
Four Resource Square	Office	Charlotte, NC	4,060	16,240	0	140	4,060	16,380	(512)	(22,119	) (2)	2011	30
Somervale Apartments	Multi-Family	Miami Gardens, FL	5,420	21,680	0	37	5,420	21,717	(424)	(31,868	) (2)	2011	30
Augusta Apartments	Multi-Family	Las Vegas, NV	6,180	24,720	0	62	6,180	24,782	(414)	(35,000	) (2)	2011	30
South Plaza	Retail	Las Vegas, NV	4,480	17,920	0	32	4,480	17,952	(100)	(22,594	) (2)	2011	30
Del Aire	Land	Daytona Beach, FL	1,188	0	(1)	0	1,187	0	0	(1,455	) (2)	2011	30
Cardinal Motel	Land	Daytona Beach, FL	884	0	0	0	884	0	0	(1,083	) (2)	2011	30
Treasure Island Resort	Land	Daytona Beach, FL	6,230	0	0	0	6,230	0	0	(11,077	)(2)	2011	30
Sunny Shores Resort	Land	Daytona Beach, FL	3,379	0	0	0	3,379	0	0	(4,321	) (2)	2011	30
MGS Gift Shop	Land	Daytona Beach, FL	409	0	0	0	409	0	0	(520	) (2)	2011	30
Saxony Inn	Land	Daytona Beach, FL	1,653	0	1	0	1,654	0	0	(2,594	) (2)	2011	30
Beachcomber Beach Resort	Land	Daytona Beach, FL	10,300	0	0	0	10,300	0	0	(12,648	) (2)	2011	30

			$208,711	$699,548	$1,230	$51,385	$209,941	$750,933	$(69,372)	$(931,899)

(1)	The aggregate cost basis for federal income tax purposes of our investments in real estate approximates the carrying amount at December 31, 2011.
(2)	These encumbrances are held by our consolidated securitizations, RAIT I, RAIT II, Taberna VIII, or Taberna IX.
(3)	Of these encumbrances, $19,423 is held by third parties and $7,125 is held by RAIT I.
(4)	Of these encumbrances, $26,306 is held by third parties and $8,025 is held by RAIT I.
(5)	Of these encumbrances, $8,853 is held by third parties and $1,584 is held by RAIT I.
(6)	Of these encumbrances, $13,266 is held by third parties and $14,976 is held by Taberna IX and RAIT II.
(7)	Of these encumbrances, $23,774 is held by third parties and $32,500 is held by RAIT I.
(8)	During 2011, these properties were acquired by our subsidiary, Independence Realty Trust, Inc.
(9)	These encumbrances are held entirely by third parties.

Investments in Real Estate	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Balance, beginning of period	$885,796	$762,608
Additions during period:
Acquisitions	124,743	144,387
Improvements to land and building	20,682	12,469
Deductions during period:
Dispositions of real estate	(70,347)	(20,080)
Deconsolidation of real estate	0	(13,588)

Balance, end of period:	$960,874	$885,796

Accumulated Depreciation	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Balance, beginning of period	$46,604	$25,548
Depreciation expense	25,925	22,387
Dispositions of real estate	(3,157)	(1,331)

Balance, end of period:	$69,372	$46,604

RAIT Financial Trust

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2011

(Dollars in thousands)

(1) Summary of Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

Description of mortgages	Number of Loans	Interest Rate			Maturity Date		Principal		Carrying Amount of Mortgages
		Lowest		Highest	Earliest	Latest	Lowest	Highest
Commercial mortgages
Multi-family	12	5.0%		7.8%	3/1/12	12/31/20	$4,000	$28,617	$199,535
Office	17	3.3%		8.5%	3/1/12	8/31/18	828	26,578	201,916
Retail	6	5.0%		7.7%	3/1/12	12/20/16	2,790	80,480	167,395
Other	1	6.0%		6.0%	7/30/14	7/30/14	2,225	2,225	2,225

Subtotal	36	3.3%		8.5%	3/1/12	12/31/20	828	80,480	571,071
Mezzanine loans
Multi-family	37	2.1%		15.0%	3/1/12	11/25/38	100	12,152	70,625
Office	32	2.7%		12.5%	3/1/12	1/17/21	247	25,558	140,214
Retail	15	0.5	%(b)	12.5%	3/1/12	6/11/17	210	25,860	71,429
Other	7	3.7%		12.5%	3/1/12	8/31/21	549	16,222	25,430

Subtotal	91	0.5%		15.0%	3/1/12	11/25/38	100	25,860	307,698
Preferred equity interests
Multi-family	7	4.0%		13.0%	10/1/14	8/18/25	884	8,917	28,445
Office	12	0.0	%(c)	11.0%	5/1/12	1/11/17	92	7,750	23,705
Retail	2	9.9%		12.0%	3/1/14	10/11/16	1,300	5,000	6,300
Other	1	14.0%		14.0%	9/4/21	09/4/21	6,000	6,000	6,000

Subtotal	22	0.0%		14.0%	5/1/12	8/18/25	92	8,917	64,450
Other loans
Multi-family	1	7.2%		7.2%	3/1/12	3/1/12	19,500	19,500	19,500
Office	2	2.7%		3.3%	3/1/12	10/30/16	204	20,138	20,863
Other	1	3.4%		3.4%	8/1/13	8/1/13	15,000	15,000	13,830

Subtotal	4	2.7%		7.2%	3/1/12	10/30/16	204	20,138	54,193
Total commercial mortgages, mezzanine loans, preferred equity interests and other loans	153	0.0%		15.0%	3/1/12	11/25/38	$92	$80,480	$997,412

(a)	The tax basis of the commercial mortgages, mezzanine loans, other loans and preferred equity interests approximates the carrying amount.
(b)	Relates to a $7.8 million commercial real estate loan that was restructured in 2011 to reduce the interest rate from 10.25% to 0.5%.
(c)	Relates to a $4.4 million equity investment where there is no contractual interest; however, we receive returns based on the performance of the underlying real estate property.
(d)	Reconciliation of carrying amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Balance, beginning of period	$1,220,673	$1,469,322
Additions during period:
Additional advances	104,131	31,284
Accretion of discount	1,753	3,606
Deductions during period:
Collections of principal	(214,049)	(107,717)
Conversion of loans to real estate owned property and charge-offs	(115,096)	(175,822)

Balance, end of period:	$997,412	$1,220,673

(a)	Summary of Commercial Mortgages, Mezzanine Loans, Preferred Equity and Other Loans by Geographic Location:

Location by State	Number of Loans	Interest Rate			Principal		Total Carrying Amount of Mortgages (a)
		Lowest		Highest	Lowest	Highest
Various States	11	0.5	%(a)	12.5%	$204	$80,480	$226,245
Texas	29	3.7%		14.5%	350	25,860	209,360
California	13	0.0	%(b)	12.5%	247	12,125	77,368
New York	9	3.3%		12.5%	804	26,578	63,522
Pennsylvania	12	5.0%		15.0%	175	27,993	60,016
Florida	6	4.1%		12.0%	881	25,558	57,133
Colorado	4	6.3%		12.0%	3,000	26,085	39,697
Minnesota	4	5.0%		12.5%	421	16,531	39,304
Massachusetts	3	5.2%		12.0%	990	18,500	34,565
North Carolina	2	2.1%		7.0%	4,471	28,617	33,124
Wisconsin	16	9.8%		12.5%	92	3,200	20,255
Illinois	3	6.8%		12.5%	210	13,000	16,805
Ohio	4	6.5%		12.5%	430	12,168	15,248
Tennessee	3	4.0%		14.0%	1,230	6,159	13,389
Arizona	3	5.0%		7.0%	100	8,409	12,509
New Jersey	5	5.0%		12.5%	550	4,813	11,284
Alabama	2	5.0%		5.0%	2,635	7,195	9,829
Oregon	1	7.0%		7.0%	9,500	9,500	9,500
Missouri	1	7.0%		7.0%	8,845	8,845	8,845
Connecticut	1	12.0%		12.0%	554	4,000	8,301
Georgia	3	11.0%		12.5%	393	4,220	6,784
Idaho	1	7.5%		7.5%	6,471	6,471	6,471
Maryland	4	6.1%		14.5%	338	2,500	5,868
Indiana	4	12.0%		12.5%	368	2,812	5,824
Michigan	2	12.0%		12.5%	625	1,300	1,925
Vermont	1	11.5%		11.5%	1,029	1,029	1,029
Mississippi	1	12.5%		12.5%	820	820	820
South Dakota	1	12.5%		12.5%	736	736	736
Delaware	1	12.5%		12.5%	670	670	670
Virginia	1	12.5%		12.5%	400	400	400
Louisiana	1	12.5%		12.5%	342	342	342
Kentucky	1	12.5%		12.5%	244	244	244

	153	0.0%		15.0%	$92	$80,480	$997,412

(a)	Relates to a $7.8 million commercial real estate loan that was restructured in 2011 to reduce the interest rate from 10.25% to 0.5%.
(b)	Relates to a $4.4 million equity investment where there is no contractual interest, however, we receive returns based on the operating performance of the underlying real estate property.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report is included as part of Item 8 in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Trustees, Executive Officers and Trust Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2012 annual meeting of shareholders to be filed on or before April 29, 2012, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2012 annual meeting of shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2012 annual meeting of shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Trustee Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2012 annual meeting of shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2012 annual meeting of shareholders, and is incorporated herein by reference.

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

February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity With RAIT Financial Trust	Date

By:	/s/ SCOTT F. SCHAEFFER Scott F. Schaeffer	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 24, 2012

By:	/s/ JACK E. SALMON Jack E. Salmon	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2012

By:	/S/ JAMES J. SEBRA James J. Sebra	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2012

By:	/s/ EDWARD S. BROWN Edward S. Brown	Trustee	February 24, 2012

By:	/S/ FRANK A. FARNESI Frank A. Farnesi	Trustee	February 24, 2012

By:	/s/ S. KRISTIN KIM S. Kristin Kim	Trustee	February 24, 2012

By:	/S/ ARTHUR MAKADON Arthur Makadon	Trustee	February 24, 2012

By:	/s/ JOHN F. QUIGLEY, III John F. Quigley, III	Trustee	February 24, 2012

By:	/s/ JON C. SARKISIAN Jon C. Sarkisian	Trustee	February 24, 2012

By:	/S/ MURRAY STEMPEL, III Murray Stempel, III	Trustee	February 24, 2012

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles of Amendment to Amended and Restated Declaration of Trust. (6)

3.1.6	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (7)

3.1.7	Certificate of Correction to the Series A Articles Supplementary. (7)

3.1.8	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.1.9	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (9)

3.2	By-laws (10).

4.1	Form of Certificate for Common Shares of Beneficial Interest. (6)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (11)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (9)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust (“RAIT”), as issuer, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (12)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (12)

4.7	Base Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (13)

4.8	Supplemental Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (13)

4.9	Indenture dated as of October 5, 2011 between RAIT and Wilmington Trust, National Association, as trustee. (14)

10.1	Form of Indemnification Agreement. (1)

10.2.1	Amended and Restated Employment Agreement dated as of December 11, 2006 between RAIT and Betsy Z. Cohen. (5)

10.2.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Betsy Z. Cohen. (15)

Exhibit Number	Description of Documents

10.3.1	RAIT Executive Pension Plan for Betsy Z. Cohen as amended and restated effective as of January 1, 2005. (5)

10.3.2	Letter Amendment dated as of December 15, 2008 to RAIT Executive Pension Plan for Betsy Z. Cohen. (15)

10.3.3	Termination Notice from Betsy Z. Cohen to RAIT Financial Trust dated as of November 4, 2010. (16)

10.3.4	Consulting Agreement between RAIT Financial Trust and Betsy Z. Cohen dated as of November 4, 2010. (16)

10.4.1	Second Amended and Restated Employment Agreement dated as of December 11, 2006 between RAIT and Scott F. Schaeffer. (5)

10.4.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Scott F. Schaeffer. (15)

10.4.3	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Scott F. Schaeffer. (17)

10.4.4	Third Amended and Restated Employment Agreement dated as of August 4, 2011 between RAIT and Scott F. Schaeffer. (18)

10.5.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Daniel G. Cohen and, as to Section 7.14 thereof, Taberna. (19)

10.5.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Daniel G. Cohen. (15)

10.5.3	Letter of Separation dated as of February 22, 2009 between RAIT and Daniel G. Cohen. (17)

10.6.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Jack E. Salmon and, as to Section 7.14 thereof, Taberna. (19)

10.6.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Jack E. Salmon. (15)

10.7.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Plamen Mitrikov and, as to Section 7.14 thereof, Taberna. (19)

10.7.2	Letter Agreement dated as of August 7, 2008 by and between RAIT and Plamen M. Mitrikov. (20)

10.7.3	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Plamen Mitrikov. (15)

10.7.4	Separation Agreement dated as of July 15, 2011 between RAIT and Plamen Mitrikov. (18)

10.8.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Raphael Licht and, as to Section 7.14 thereof, Taberna. (19)

10.8.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Raphael Licht. (21)

10.8.3	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Raphael Licht. (17)

10.9.1	Employment Agreement dated as of May 22, 2007, by and between RAIT and James J. Sebra. (22)

Exhibit Number	Description of Documents

10.9.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and James J. Sebra. (21)

10.10.1	Employment Agreement dated as of February 5, 2008 by and between RAIT and Ken R. Frappier. (23)

10.10.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Ken R. Frappier. (21)

10.10.3	First Amended and Restated Employment Agreement dated as of August 4, 2011 between RAIT and Ken R. Frappier. (18)

10.11	RAIT Phantom Share Plan (As Amended and Restated, Effective July 20, 2004) (the “PSP”). (24)

10.12	RAIT Financial Trust 2008 Incentive Award Plan, as Amended and Restated May 20, 2008 (the “IAP”). (25)

10.13	IAP Form of 2008 Cash Award Program Agreement. (25)

10.14	IAP Form for Non-Employee Trustee Grants. (26)

10.15	PSP Form for Non-Employee Trustee Grants. (26)

10.16	PSP Form of Letter to Trustees regarding the redemption of Phantom Shares. (27)

10.17	PSP Form of Letter to Trustees regarding the redemption of Phantom Shares. (21)

10.18	IAP Form of Share Award Agreement with full vesting. (27)

10.19	IAP Form of Unit Award to Cover Grants to Section 16 Officers adopted January 24, 2006. (28)

10.20	IAP Form of Unit Award to Cover Grants to Certain Section 16 Officers granted October 24, 2006. (29)

10.21	IAP Form of Unit Award to Cover Grants to Section 16 Officers adopted January 24, 2007. (30)

10.22	IAP Form of Unit Award to Cover Grants to Non-Employee Trustees adopted July 19, 2005. (27)

10.23	Taberna 2005 Equity Incentive Plan (“Taberna EIP”). (5)

10.24	Taberna EIP Form of Restricted Share Award. (31)

10.25	Form of Forfeiture Letters dated December 7, 2007. (32)

10.26	Letter Amendment to Grants of Phantom Units to Executive Officers of RAIT under IAP. (15)

10.27	Letter Amendment to Grants of Phantom Units to Non-Management Trustees under IAP. (21)

10.28.1	Form of Letter Agreement between RAIT and each of its Non-Management Trustees dated March 2009. (33)

10.28.2	Form of Letter Agreement between RAIT and each of its Non-Management Trustees dated as of January 26, 2010. (34)

10.28.3	Form of Letter Agreement between RAIT and each of its Non-Management Trustees dated as of January 25, 2011. (35)

10.28.4	Form of Letter Agreement between RAIT and each of its Non-Management Trustees dated as of January 24, 2012. (36)

10.29.1	IAP Form of Unit Award to Cover Grants to Compensation Committee Officers adopted January 26, 2010. (37)

Exhibit Number	Description of Documents

10.29.2	IAP Form of Share Appreciation Rights Award Agreement adopted January 24, 2012. (36)

10.30	Consulting Agreement dated as of December 15, 2011 by and between Daniel Promislo and RAIT.*

10.31	Assignment of Lease dated December 11, 2006 between RAIT and Taberna Capital Management, LLC. (31)

10.32	Amendment No. 2 to lease dated as of November 1, 2005 between 450 Park LLC and Taberna. (31)

10.33	Sublease Agreement dated as of April 1, 2006 between Cohen Brothers, LLC and Taberna Capital Management, LLC. (31)

10.34	Notation of Guarantee by RAIT Partnership, L.P. and RAIT Asset Holdings, LLC as guarantors. (12)

10.35	Master Repurchase Agreement dated as of September 19, 2008, as amended and restated as of October 27, 2008, between Wilmington Trust Company, as agent for Cedric LLC, as buyer, and Taberna Loan Holdings I, LLC, as seller (the “TLHI Agreement”). (38)

10.36	Master Repurchase Agreement dated as of September 19, 2008 between Wilmington Trust Company, as agent for Cedric LLC, as buyer, and RAIT CRE Holdings, LLC, as seller (the “RAIT CRE Agreement”). (39)

10.37	Parent Guarantee dated as of September 19, 2008 made by RAIT and Taberna in favor of Wilmington Trust Company, as agent for Cedric LLC, relating to the TLHI Agreement. (39)

10.38	Parent Guarantee dated as of September 19, 2008 made by RAIT and Taberna in favor of Wilmington Trust Company, as agent for Cedric LLC relating to the RAIT CRE Agreement. (39)

10.39	Securities Purchase Agreement dated June 25, 2009 among Taberna Realty Finance Trust and Taberna Equity Funding, Ltd., as sellers, Dynamic Credit Partners, LLC, as purchaser, and its affiliate Dynamic Credit Management, LLC. (40)

10.40	Purchase and Sale Agreement dated as of July 15, 2009 between RAIT’s subsidiary, Taberna Loan Holdings I, LLC, as seller, and AG Park Lane I Corp., as buyer. (41)

10.41	Securities Purchase Agreement dated as of July 31, 2009 between RAIT and Mr. Moses Marx. (42)

10.42	Senior Secured Note dated July 31, 2009 issued by RAIT, as payor, to Mr. Moses Marx, as payee. (42)

10.43	Standby Equity Distribution Agreement dated as of January 13, 2010 by and between YA Global Master SPV Ltd. and RAIT. (43)

10.44	Exchange Agreement dated as of March 25, 2010 between RAIT and United Equities Commodities Company. (44)

10.45	10.0% Senior Secured Convertible Note due 2014 dated as of March 25, 2010 issued by RAIT, as payor, to United Equities Commodities Company, as payee. (44)

10.46	Capital on Demand Sales Agreement dated as of August 6, 2010 between RAIT, RAIT Partnership, L.P., a Delaware limited partnership and JonesTrading Institutional Services LLC. (45)

10.47.1	Exchange Agreement dated as of October 5, 2011 by and among RAIT and Taberna Preferred Funding VIII, Ltd. (46)

10.47.2	6.75% Senior Secured Note No. 1 due 2017 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. (46)

Exhibit Number	Description of Documents

10.47.3	6.85% Senior Secured Note No. 2 due 2017 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. (46)

10.47.4	7.15% Senior Secured Note No. 3 due 2018 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. (46)

10.47.5	7.25% Senior Secured Note No. 4 due 2019 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. (46)

10.48.1	Master Repurchase Agreement dated as of October 27, 2011, by and among RAIT CMBS Conduit I, LLC and Citibank, N.A. (46)

10.48.2	Guaranty dated October 27, 2011 by RAIT, as guarantor, for the benefit of Citibank, N.A. (46)

10.49.1	Master Repurchase Agreement, dated as of November 23, 2011, among RAIT CMBS Conduit II, LLC and Barclays Bank PLC. (47)

10.49.2	Guaranty Agreement, dated as of November 23, 2011, of RAIT in favor of Barclays Bank PLC. (47)

12.1	Statements regarding computation of ratios as of December 31, 2011.*

21.1	List of Subsidiaries.*

23.1	Consent of Grant Thornton LLP.*

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT.*

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT.*

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT.*

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT.*

99.1	Material U.S. Federal Income Tax Considerations.*

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Annual Report on Form 10-K for the period ended December 31, 2011 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three years ended December 31, 2011; (ii) Consolidated Balance Sheets as of December 31, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2011; (iv) Consolidated Statements of Cash Flows for three years ended December 31, 2011; and (v) Notes to Consolidated Financial Statements. The information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.*

*	Filed herewith
(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July, 1 2011 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).

(8)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).
(14)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 19, 2008 (File No. 1-14760).
(16)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2010 (File No. 1-14760).
(17)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 23, 2009 (File No. 1-14760).
(18)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2011 (File No. 1-14760).
(19)	Incorporated by reference to RAIT’s Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on June 13, 2006 (File No. 1-14760).
(20)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 13, 2008 (File No. 1-14760).
(21)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-14760).
(22)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 24, 2007 (File No. 1-14760).
(23)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 11, 2008 (File No. 1-14760).
(24)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2004 (File No. 1-14760).
(25)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 27, 2008 (File No. 1-14760).
(26)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended September 30, 2004 (File No. 1-14760).
(27)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 25, 2005 (File No. 1-14760).
(28)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 27, 2006 (File No. 1-14760).
(29)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 30, 2006 (File No. 1-14760).
(30)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 25, 2007 (File No. 1-14760).
(31)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-14760).
(32)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-14760).
(33)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 12, 2009 (File No. 1-14760).
(34)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 29, 2010 (File No. 1-14760).
(35)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 28, 2011 (File No. 1-14760).
(36)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 26, 2012 (File No.1-14760).
(37)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 29, 2010 (File No. 1-14760).

(38)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 31, 2008 (File No. 1-14760).
(39)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 25, 2008 (File No. 1-14760).
(40)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 29, 2009 (File No. 1-14760).
(41)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 21, 2009 (File No. 1-14760).
(42)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 3, 2009 (File No. 1-14760).
(43)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 13, 2010 (File No. 1-14760).
(44)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 25, 2010 (File No. 1-14760).
(45)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2010 (File No. 1-14760).
(46)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).
(47)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 25, 2011 (File No.1-14760).