Form 10-Q
period 2012-03-31
RAIT Financial Trust
filed 2012-05-10
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

A total of 49,901,961 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of May 8, 2012.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of March 31, 2012	As of December 31, 2011
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,032,844	$996,363
Allowance for losses	(39,715)	(46,082)

Total investments in mortgages and loans	993,129	950,281
Investments in real estate, net of accumulated depreciation of $76,122 and $69,372, respectively	887,130	891,502
Investments in securities and security-related receivables, at fair value	653,589	647,461
Cash and cash equivalents	53,841	29,720
Restricted cash	153,285	278,607
Accrued interest receivable	41,059	39,455
Other assets	42,648	39,771
Deferred financing costs, net of accumulated amortization of $12,687 and $11,613, respectively	22,156	23,178
Intangible assets, net of accumulated amortization of $2,477 and $2,337, respectively	2,489	2,629

Total assets	$2,849,326	$2,902,604

Liabilities and Equity
Indebtedness (including $171,840 and $144,956 at fair value, respectively)	$1,764,971	$1,748,274
Accrued interest payable	25,525	22,541
Accounts payable and accrued expenses	18,209	20,825
Derivative liabilities	170,997	181,499
Deferred taxes, borrowers’ escrows and other liabilities	18,448	15,371

Total liabilities	1,998,150	1,988,510
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,600,000 shares issued and outstanding	16	16
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 49,899,392 and 41,289,566 issued and outstanding	1,489	1,236
Additional paid in capital	1,777,974	1,735,969
Accumulated other comprehensive income (loss)	(112,284)	(118,294)
Retained earnings (deficit)	(819,802)	(708,671)

Total shareholders’ equity	847,444	910,307
Noncontrolling interests	3,732	3,787

Total equity	851,176	914,094

Total liabilities and equity	$2,849,326	$2,902,604

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended March 31
	2012	2011
Revenue:
Interest income	$27,956	$33,558
Rental income	24,831	21,290
Fee and other income	1,458	3,431

Total revenue	54,245	58,279
Expenses:
Interest expense	19,348	23,367
Real estate operating expense	13,797	12,617
Compensation expense	5,738	6,544
General and administrative expense	3,825	4,968
Provision for losses	500	1,950
Depreciation and amortization expense	7,663	7,119

Total expenses	50,871	56,565

Operating Income	3,374	1,714
Interest and other income (expense)	33	83
Gains (losses) on sale of assets	11	1,415
Gains (losses) on extinguishment of debt	1,574	(537)
Change in fair value of financial instruments	(108,923)	5,611

Income (loss) before taxes and discontinued operations	(103,931)	8,286
Income tax benefit (provision)	267	54

Income (loss) from continuing operations	(103,664)	8,340
Income (loss) from discontinued operations	0	791

Net income (loss)	(103,664)	9,131
(Income) loss allocated to preferred shares	(3,410)	(3,414)
(Income) loss allocated to noncontrolling interests	55	50

Net income (loss) allocable to common shares	$(107,019)	$5,767

Earnings (loss) per share—Basic:
Continuing operations	$(2.42)	$0.14
Discontinued operations	0.00	0.02

Total earnings (loss) per share—Basic	$(2.42)	$0.16

Weighted-average shares outstanding—Basic	44,150,924	36,618,910

Earnings (loss) per share—Diluted:
Continuing operations	$(2.42)	$0.14
Discontinued operations	0.00	0.02

Total earnings (loss) per share—Diluted	$(2.42)	$0.16

Weighted-average shares outstanding—Diluted	44,150,924	36,968,120

Distributions declared per common share	$0.08	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2012	2011
Net income (loss)	$(103,664)	$9,131
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(2,950)	2,052
Realized (gains) losses on interest rate hedges reclassified to earnings	8,910	10,889
Change in fair value of available-for-sale securities	50	147

Total other comprehensive income (loss)	6,010	13,088

Comprehensive income (loss) before allocation to noncontrolling interests	(97,654)	22,219
Allocation to noncontrolling interests	55	50

Comprehensive income (loss)	$(97,599)	$22,269

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2012	2011
Operating activities:
Net income (loss)	$(103,664)	$9,131
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	500	1,950
Share-based compensation expense	557	259
Depreciation and amortization	7,663	7,119
Amortization of deferred financing costs and debt discounts	1,746	868
Accretion of discounts on investments	(394)	(305)
(Gains) losses on sales of assets	(11)	(1,415)
(Gains) losses on extinguishment of debt	(1,574)	537
Change in fair value of financial instruments	108,923	(5,611)
Changes in assets and liabilities:
Accrued interest receivable	(1,761)	(748)
Other assets	(2,957)	(3,432)
Accrued interest payable	(7,877)	(10,810)
Accounts payable and accrued expenses	(2,708)	529
Deferred taxes, borrowers’ escrows and other liabilities	615	2,392

Cash flow from operating activities	(942)	464
Investing activities:
Proceeds from sales of other securities	1	4,883
Purchase and origination of loans for investment	(72,215)	(5,172)
Principal repayments on loans	29,460	11,436
Investments in real estate	(3,009)	(14,225)
Business acquisition	0	(2,731)
(Increase) Decrease in restricted cash	125,797	8,847

Cash flow from investing activities	80,034	3,038
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(806)	(15,782)
Repayments and repurchase of CDO notes payable	(93,164)	(12,469)
Proceeds from issuance of 7.0% convertible senior notes	0	115,000
Repayments and repurchase of 6.875% convertible senior notes	0	(86,336)
Proceeds from repurchase agreements	3,471	0
Issuance (acquisition) of noncontrolling interests	0	3,582
Payments for deferred costs	(257)	(6,369)
Preferred share issuance, net of costs incurred	101	0
Common share issuance, net of costs incurred	41,601	17,738
Distributions paid to preferred shareholders	(3,414)	(3,414)
Distributions paid to common shareholders	(2,503)	(3,219)

Cash flow from financing activities	(54,971)	8,731

Net change in cash and cash equivalents	24,121	12,233
Cash and cash equivalents at the beginning of the period	29,720	27,230

Cash and cash equivalents at the end of the period	$53,841	$39,463

Supplemental cash flow information:
Cash paid for interest	$4,808	$9,722
Cash paid (refunds received) for taxes	45	85
Non-cash increase in investments in real estate from the conversion of loans	0	20,300
Non-cash decrease in indebtedness from conversion to shares or debt extinguishments	(1,574)	(6,914)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2012

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2011 included in our Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

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

2)	Rental income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multi-family real estate properties, rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, rental income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, (c) providing property management services to third parties, and (d) providing fixed income trading and advisory services to our customers. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the three-month periods ended March 31, 2012 and 2011, we received $1,285 and $1,298, respectively, of earned asset management fees associated with consolidated securitizations, of which we eliminated $969 and $959, respectively, of management fee income with consolidated securitizations.

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

Many financial instruments have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that buyers in the market are willing to pay for an asset. Ask prices represent the lowest price that sellers in the market are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, we do not require that fair value always be a predetermined point in the bid-ask range. Our policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that results in our best estimate of fair value.

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

k. Recent Accounting Pronouncements

On January 1, 2012, we adopted ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This accounting standard changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. These disclosures are effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of March 31, 2012:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$642,349	$(3,874)	$638,475	42	6.4%	May 2012 to Apr. 2022
Mezzanine loans	286,037	(5,282)	280,755	88	9.3%	May 2012 to Nov. 2038
Preferred equity interests	61,935	(1,092)	60,843	21	9.5%	May 2012 to Aug. 2025

Total CRE Loans	990,321	(10,248)	980,073	151	7.4%
Other loans	53,615	118	53,733	4	4.4%	May 2012 to Oct. 2016

Total Loans	$1,043,936	$(10,130)	$1,033,806	155	7.3%

Deferred fees	(962)	0	(962)

Total investments in loans	$1,042,974	$(10,130)	$1,032,844

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.

During the three-month period ended March 31, 2011, we completed the conversion of one commercial real estate loan with a carrying value of $22,078 to real estate owned property. We did not convert any commercial real estate loans to real estate owned property during the three-month period ended March 31, 2012. During the three-month periods ended March 31, 2011, we charged off $1,778 related to the conversion of commercial real estate loans to owned properties. See Note 5.

The following table summarizes the delinquency statistics of our commercial real estate loans as of March 31, 2012 and December 31, 2011:

Delinquency Status	As of March 31, 2012	As of December 31, 2011
30 to 59 days	$18,500	$3,500
60 to 89 days	0	0
90 days or more	22,257	16,857
In foreclosure or bankruptcy proceedings	10,952	10,320

Total	$51,709	$30,677

As of March 31, 2012 and December 31, 2011, approximately $56,113 and $54,334, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 9.8%. As of March 31, 2012 and December 31, 2011, approximately $18,273 and $19,501 of one Other loan was on non-accrual status and had a weighted-average interest rate of 7.2%.

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans, and other loans for the three-month periods ended March 31, 2012 and 2011:

	For the Three-Month Period Ended March 31, 2012	For the Three-Month Period Ended March 31, 2011
Beginning balance	$46,082	$69,691
Provision	500	1,950
Charge-offs, net of recoveries	(6,867)	(4,872)

Ending balance	$39,715	$66,769

As of March 31, 2012 and December 31, 2011, we identified 17 and 19 commercial mortgages, mezzanine loans and other loans with unpaid principal balances of $81,411 and $87,977 as impaired.

The average unpaid principal balance of total impaired loans was $84,694 and $151,006 during the three-month periods ended March 31, 2012 and 2011. We recorded interest income from impaired loans of $63 and $506 for the three-month periods ended March 31, 2012 and 2011.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring (TDR) under FASB ASC Topic 310, “Receivables”. During the three-month period ended March 31, 2012, we have determined that there were no modifications to any commercial real estate loans that constituted a TDR. As of March 31, 2012, there were no TDRs that subsequently defaulted.

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of March 31, 2012:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS	$637,376	$(154,632)	$482,744	4.2%	22.3
Other securities	11,162	(11,162)	0	5.0%	40.6

Total trading securities	648,538	(165,794)	482,744	4.3%	22.6
Available-for-sale securities	3,600	(3,598)	2	2.3%	30.6
Security-related receivables
TruPS receivables	111,199	(26,479)	84,720	6.5%	10.7
Unsecured REIT note receivables	30,000	1,333	31,333	6.7%	4.9
CMBS receivables (2)	86,443	(49,262)	37,181	5.6%	31.5
Other securities	53,238	(35,629)	17,609	4.1%	28.6

Total security-related receivables	280,880	(110,037)	170,843	5.8%	19.9

Total investments in securities	$933,018	$(279,429)	$653,589	4.7%	22.0

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $7,828 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $23,325 that are rated “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $5,470 that are rated “CCC” by Standard & Poor’s and securities with a fair value totaling $558 that are rated “D” by Standard & Poor’s.

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

The following table summarizes the non-accrual status of our investments in securities:

	As of March 31, 2012			As of December 31, 2011
	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$83,557	1.9%	$5,705	$83,557	1.9%	$5,766
Other securities	34,320	3.3%	2	34,240	3.3%	2
CMBS receivables	33,291	5.9%	558	32,462	5.9%	915

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of March 31, 2012 and December 31, 2011, investment in securities of $748,575 in principal amount of TruPS and subordinated debentures, and $103,674 and $104,122, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	As of March 31, 2012		As of December 31, 2011
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family real estate properties	$592,937	33	$591,915	33
Office real estate properties	251,663	10	251,303	10
Retail real estate properties	71,994	3	71,405	3
Parcels of land	46,658	10	46,251	10

Subtotal	963,252	56	960,874	56
Less: Accumulated depreciation and amortization	(76,122)		(69,372)

Investments in real estate	$887,130		$891,502

As of March 31, 2012, our investments in real estate of $887,130 are financed through $135,376 of mortgages held by third parties and $799,457 of mortgages held by our consolidated securitizations. Together, along with commercial real estate loans held by these securitizations, these mortgages serve as collateral for the CDO notes payable issued by our consolidated securitizations. All intercompany balances and interest charges are eliminated in consolidation.

During the three-month period ended March 31, 2012, we did not acquire or dispose of any real estate properties.

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of March 31, 2012:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$108,264	7.0%	Apr. 2031
6.875% convertible senior notes (2)	3,582	3,741	6.9%	Apr. 2027
Secured credit facilities	9,497	9,497	3.0%	Dec. 2016
Junior subordinated notes, at fair value (3)	38,052	22,450	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037
CMBS facilities	3,471	3,471	2.7%	Nov. 2012 to Oct. 2013

Total recourse indebtedness (4)	194,702	172,523	6.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,309,528	1,307,648	0.7%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	1,022,664	149,390	1.2%	2037 to 2038
Loans payable on real estate	135,410	135,410	5.6%	Sept. 2015 to May 2021

Total non-recourse indebtedness	2,467,602	1,592,448	1.1%

Total indebtedness	$2,662,304	$1,764,971	1.5%

(1)	Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	In April 2012, we redeemed all of our outstanding 6.875% convertible senior notes for cash.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $100,000 with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1,695,976 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)

Collateralized by $1,157,562 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of March 31, 2012 was $862,406. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the three-month period ended March 31, 2012 is as follows:

Recourse Indebtedness

6.875% convertible senior notes. In April 2012, we redeemed all of our outstanding 6.875% convertible senior notes for cash.

7.0% convertible senior notes. The 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 132.9506 common shares per $1,000 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $7.52 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

Secured credit facilities. As of March 31, 2012, we have $9,497 outstanding under our secured credit facility, which is payable in December 2016 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

CMBS Facilities. During the three-month period ended March 31, 2012, we financed $3,471 in aggregate principal amount of commercial mortgage loans pursuant to the $150,000 CMBS facility. As of March 31, 2012, $246,529 in aggregate principal amount remained available under the our CMBS facilities.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of March 31, 2012.

During the three-month period ended March 31, 2012, we repurchased, from the market, a total of $2,500 in aggregate principal amount of CDO notes payable issued by our RAIT I CDO securitization. The aggregate purchase price was $926 and we recorded a gain on extinguishment of debt of $1,574.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the three-month period ended March 31, 2012, $81,420 of restricted cash, including cash flow that was re-directed from our retained interests in these CDOs, was used to repay the most senior holders of our CDO notes payable.

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of March 31, 2012, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012		As of December 31, 2011
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$1,560,845	$(170,947)	$1,570,787	$(181,499)
Interest rate caps	36,000	1,207	36,000	1,360

Net fair value	$1,596,845	$(169,740)	$1,606,787	$(180,139)

During 2012, interest rate swap agreements with a notional amount of $185,625 and a weighted average strike rate of 4.15% as of March 31, 2012, will terminate in accordance with their terms.

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $8,910 and $10,889 to earnings for the three-month periods ended March 31, 2012 and 2011.

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. As of March 31, 2012, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $967,276 and had a liability balance with a fair value of $88,709. See Note 8: “Fair Value of Financial Instruments” for the changes in value of these hedges during the three-month periods ended March 31, 2012 and 2011. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

Amounts reclassified to earnings associated with effective cash flow hedges are reported in interest expense and the fair value of these hedge agreements is included in other assets or derivative liabilities.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgages and loans, investments in securities, CDO notes payable, convertible senior notes, junior subordinated notes and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, secured credit facilities, CMBS facilities and loans payable on real estate approximates cost due to the nature of these instruments.

The following table summarizes the carrying amount and the fair value of our financial instruments as of March 31, 2012:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,032,844	$989,078
Investments in securities and security-related receivables	653,589	653,589
Cash and cash equivalents	53,841	53,841
Restricted cash	153,285	153,285
Derivative assets	1,257	1,257
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	108,264	107,525
6.875% convertible senior notes	3,741	3,604
Secured credit facilities	9,497	9,497
Junior subordinated notes, at fair value	22,450	22,450
Junior subordinated notes, at amortized cost	25,100	14,809
CMBS facilities	3,471	3,471
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,307,648	800,627
CDO notes payable, at fair value	149,390	149,390
Loans payable on real estate	135,410	135,410
Derivative liabilities	170,997	170,997

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of March 31, 2012
Trading securities
TruPS	$0	$0	$482,744	$482,744
Other securities	0	0	0	0
Available-for-sale securities	0	2	0	2
Security-related receivables
TruPS receivables	0	0	84,720	84,720
Unsecured REIT note receivables	0	31,333	0	31,333
CMBS receivables	0	37,181	0	37,181
Other securities	0	17,609	0	17,609
Derivative assets	0	1,257	0	1,257

Total assets	$0	$87,382	$567,464	$654,846

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of March 31, 2012
Junior subordinated notes, at fair value	$0	$0	$22,450	$22,450
CDO notes payable, at fair value	0	0	149,390	149,390
Derivative liabilities	0	86,382	84,615	170,997

Total liabilities	$0	$86,382	$256,455	$342,837

(a)	During the three-month period ended March 31, 2012, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Management uses these inputs to estimate the effective dollar price for our specific Level 3 financial instrument. Changes in these inputs over time cause changes in the fair value of our financial instruments. The weighted average effective dollar price of our TruPS and TruPS receivables as of March 31, 2012 is $75.81.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three-month period ended March 31, 2012:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2011	$481,736	$82,863	$564,599
Change in fair value of financial instruments	1,008	1,857	2,865
Purchases	0	0	0
Sales	0	0	0

Balance, as of March 31, 2012	$482,744	$84,720	$567,464

Liabilities	Derivative Liabilities	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2011	$90,080	$122,506	$22,450	$235,036
Change in fair value of financial instruments	(5,465)	108,304	0	102,839
Purchases	0	0	0	0
Sales	0	0	0	0
Principal repayments	0	(81,420)	0	(81,420)

Balance, as of March 31, 2012	$84,615	$149,390	$22,450	$256,455

The following table summarizes the valuation technique and the level of the fair value hierarchy for financial instruments that are not fair valued in the accompanying balance sheets but for which fair value is required to be disclosed. The fair value of cash and cash equivalents, restricted cash, secured credit facilities, CMBS facilities and loans payable on real estate approximates cost due to the nature of these instruments and are not included in the table below.

				Fair Value Measurement
	Carrying Amount as of March 31, 2012	Estimated Fair Value as of March 31, 2012	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,032,844	$989,078	Discounted cash flows	$0	$0	$989,078
7.0% convertible senior notes	108,264	107,525	Trading price	107,525	0	0
6.875% convertible senior notes	3,741	3,604	Trading price	3,604	0	0
Junior subordinated notes, at amortized cost	25,100	14,809	Discounted cash flows	0	0	14,809
CDO notes payable, at amortized cost	1,307,648	800,627	Discounted cash flows	0	0	800,627

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three-Month Periods Ended March 31
Description	2012	2011
Change in fair value of trading securities and security-related receivables	$6,132	$16,554
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(108,304)	(7,031)
Change in fair value of derivatives	(6,751)	(3,912)

Change in fair value of financial instruments	$(108,923)	$5,611

The changes in the fair value for the investment in securities, CDO notes payable, and other liabilities for which the fair value option was elected for the three-month periods ended March 31, 2012 and 2011 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was due to repayments at par because of OC failures when the CDO notes have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the three-month periods ended March 31, 2012 and 2011 was mainly due to changes in interest rates.

NOTE 9: VARIABLE INTEREST ENTITIES

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date. As of March 31, 2012 and December 31, 2011, our consolidated VIEs were: Taberna Preferred Funding VIII, Ltd., Taberna Preferred Funding IX, Ltd, RAIT CRE CDO I, Ltd., RAIT Preferred Funding II, Ltd., Willow Grove and Cherry Hill.

	As of March 31, 2012	As of December 31, 2011
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,878,442	$1,856,106
Allowance for losses	(30,557)	(36,210)

Total investments in mortgages and loans	1,847,885	1,819,896
Investments in real estate	20,800	20,910
Investments in securities and security-related receivables, at fair value	652,724	645,915
Cash and cash equivalents	244	201
Restricted cash	123,077	235,682
Accrued interest receivable	59,850	57,560
Deferred financing costs, net of accumulated amortization of $11,640 and $10,995, respectively	14,733	15,378

Total assets	$2,719,313	$2,795,542

Liabilities and Equity
Indebtedness (including $149,390 and $122,506 at fair value, respectively)	$1,698,594	$1,682,487
Accrued interest payable	51,914	48,417
Accounts payable and accrued expenses	3,215	1,537
Derivative liabilities	170,997	181,499
Deferred taxes, borrowers’ escrows and other liabilities	2,654	4,570

Total liabilities	1,927,374	1,918,510
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(108,226)	(114,186)
RAIT Investment	20,008	31,004
Retained earnings	880,157	960,214

Total shareholders’ equity	791,939	877,032

Total liabilities and equity	$2,719,313	$2,795,542

The assets of the VIEs can only be used to settle obligations of the VIEs and are not available to our creditors. Certain amounts included in the table above are eliminated upon consolidation with our other subsidiaries that maintain investments in the debt or equity securities issued by these entities. We do not have any contractual obligation to provide the VIEs listed above with any financial support. We have not and as not provided and does not intend to provide financial support to these VIEs that we were not previously contractually required to provide.

NOTE 10: EQUITY

Preferred Shares

On January 24, 2012, our board of trustees declared a first quarter 2012 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on April 2, 2012 to holders of record on March 1, 2012 and totaled $3,407.

On May 1, 2012, our board of trustees declared a second quarter 2012 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on July 2, 2012 to holders of record on June 1, 2012.

Common Shares

Dividends:

On February 29, 2012, the board of trustees declared a $0.08 dividend on our common shares to holders of record as of March 28, 2012. The dividend was paid on April 27, 2012 and totaled $3,992.

Share Repurchases:

On January 24, 2012, the compensation committee of our board of trustees approved a cash payment to the board’s seven non-management trustees intended to constitute a portion of their respective 2012 annual non-management trustee compensation. The cash payment was subject to terms and conditions set forth in a letter agreement, or the letter agreement, between each of the non-management trustees and RAIT. The letter agreement documented the election of each trustee to use a portion of the cash payment to purchase RAIT’s common shares in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The aggregate amount used by all of the non-management trustees to purchase common shares was $210 and was used to purchase 36,750 common shares, in the aggregate, in February 2012.

Equity Compensation:

During the three-month period ended March 31, 2012, 220,823 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

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

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the three-month period ended March 31, 2012, we issued a total of 1,491,160 common shares pursuant to the DRSPP at a weighted-average price of $5.10 per share and we received $7,570 of net proceeds. As of March 31, 2012, 7,796,422 common shares, in aggregate, remain available for issuance under the DRSPP.

Common Share Public Offering:

During the three-month period ended March 31, 2012, we issued 6,950,000 common shares in an underwritten public offering. The public offering price was $5.30 per share and we received $34,750 of net proceeds.

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2012 and 2011:

	For the Three-Month Periods Ended March 31
	2012	2011
Income (loss) from continuing operations	$(103,664)	$8,340
(Income) loss allocated to preferred shares	(3,410)	(3,414)
(Income) loss allocated to noncontrolling interests	55	50

Income (loss) from continuing operations allocable to common shares	(107,019)	4,976
Income (loss) from discontinued operations	0	791

Net income (loss) allocable to common shares	$(107,019)	$5,767

Weighted-average shares outstanding—Basic	44,150,924	36,618,910
Dilutive securities under the treasury stock method	0	349,210

	For the Three-Month Periods Ended March 31
	2012	2011
Weighted-average shares outstanding—Diluted	44,150,924	36,968,120

Earnings (loss) per share—Basic:
Continuing operations	$(2.42)	$0.14
Discontinued operations	0.00	0.02

Total earnings (loss) per share—Basic	$(2.42)	$0.16

Earnings (loss) per share—Diluted:
Continuing operations	$(2.42)	$0.14
Discontinued operations	0.00	0.02

Total earnings (loss) per share—Diluted	$(2.42)	$0.16

For the three-month periods ended March 31, 2012 and 2011, securities convertible into 15,431,009 and 2,079,869 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of March 31, 2012 and December 31, 2011, we had $5,479 and $515, respectively, of cash and cash equivalents and $497 and $447, respectively, of restricted cash on deposit at Bancorp. We did not receive any interest income from the Bancorp during the three-month periods ended March 31, 2012 and 2011. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp under a lease agreement extending through August 2014 at an annual rental expense based upon the amount of square footage occupied. We have a sublease agreement with a third party for the remaining term of our sublease. Rent paid to Bancorp was $79 and $84 for the three-month periods ended March 31, 2012 and 2011, respectively. Rent received for our sublease was $43 and $42 for the three-month periods ended March 31, 2012 and 2011.

NOTE 13: DISCONTINUED OPERATIONS

For the three-month periods ended March 31, 2011, income (loss) from discontinued operations relates to one real estate property sold since January 1, 2011. There was no income (loss) from discontinued operations during the three-month period ended March 31, 2012. The following table summarizes revenue and expense information for real estate properties classified as discontinued operations:

For the Three-Month Period Ended March 31, 2011
Revenue:
Rental income	$1,777
Expenses:
Real estate operating expense	985
General and administrative expense	1

Total expenses	986

Total income (loss) from discontinued operations	$791

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

Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or similar words. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the “Forward Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2011, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report, except as may be required by applicable law.

Overview

We are a vertically integrated commercial real estate company with a commercial real estate focused platform capable of originating commercial real estate loans, CMBS eligible loans, acquiring commercial real estate properties and investing in, managing, servicing, trading and advising on commercial real estate-related assets. We offer a comprehensive set of debt financing options to the commercial real estate industry along with asset and property management services. We have recently expanded our platform to include sponsoring non-traded REITs. We also own and manage a portfolio of commercial real estate properties and manage real estate-related assets for third parties. We are positioning RAIT for future growth in the area of its historical core competency, commercial real estate lending and direct ownership of real estate, while diversifying the revenue generated from our commercial real estate loans and properties and reducing or removing other non-core assets and activities.

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

We generated net loss allocable to common shares of $107.0 million, or $2.42 per common share-diluted, during the three-month period ended March 31, 2012. The primary items affecting our performance were the following:

•

Change in fair value of financial instruments. For the three-month period ended March 31, 2012, the net change in fair value of financial instruments decreased net income by $108.9 million. The primary driver of this change in fair value of financial instruments was $115.1 million associated with an increase in the fair value of of non-recourse debt, CDO Notes payable, issued by Taberna VIII and Taberna IX and the associated interest rate hedges. This non-cash mark-to-market reduction to earnings was offset by $6.2 million of non-cash mark-to-market increases in the fair value of trading securities and security related receivables. We have had these non-cash mark-to-market adjustments in the past and expect to experience changes in the fair value of our financial instruments as market conditions change.

•

Gains (losses) on debt extinguishments. During the three-month period ended March 31, 2012, we repurchased, from the market, a total of $2.5 million in aggregate principal amount of CDO notes payable issued by our RAIT I CDO securitization. The aggregate purchase price was $0.9 million and we recorded a gain on extinguishment of debt of $1.6 million. See “Liquidity and Capital Resources-Capitalization” below for more information regarding these transactions.

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

We are expanding our ability to benefit from positive developments in the commercial mortgage-backed securities, or CMBS markets. We believe there is growing demand from unaffiliated commercial mortgage-backed securitizations for commercial real estate loans which meet market standards for inclusion in securitizations. During the three-month period ended March 31, 2012, we originated $4.6 million of CMBS eligible loans and have financed them on our CMBS warehouse facilities.

We continue to explore opportunities arising from sponsoring non-traded REITs and similar vehicles due to our capacity to originate and manage commercial real estate-related assets.

Key Statistics

Set forth below are key statistics relating to our business through March 31, 2012 (dollars in thousands, except per share data):

As of or For the Three-Month Periods Ended
March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Financial Statistics:
Assets under management	$3,549,029	$3,517,684	$3,633,133	$3,753,290	$3,814,791
Debt to equity	2.3	x	2.2	x	2.3	x	2.2	x	2.1	x
Total revenue	$54,245	$56,923	$60,089	$58,863	$58,279
Earnings per share, diluted	$(2.42)	$(0.39)	$(0.55)	$(0.53)	$0.16
Common dividend declared	$0.08	$0.06	$0.06	$0.06	$0.09	(a)

Commercial Real Estate (“CRE”) Loan Portfolio (b):
Reported CRE Loans—unpaid principal	$990,321	$952,997	$1,064,946	$1,122,898	$1,149,169
Non-accrual loans—unpaid principal	$56,113	$54,334	$91,833	$94,117	$121,054
Non-accrual loans as a % of reported loans	5.7%	5.7%	8.6%	8.4%	10.5%
Reserve for losses	$35,527	$40,565	$50,609	$49,906	$58,809
Reserves as a % of non-accrual loans	63.3%	74.7%	55.1%	53.0%	48.6%
Provision for losses	$500	$500	$500	$950	$1,950

CRE Property Portfolio:
Reported investments in real estate	$887,130	$891,502	$849,232	$851,916	$859,983
Number of properties owned	56	56	48	48	48
Multifamily units owned	8,014	8,014	8,014	8,014	8,311
Office square feet owned	1,786,860	1,786,860	1,786,860	1,786,908	1,786,908
Retail square feet owned	1,358,257	1,358,257	1,114,250	1,116,171	1,116,063

Average physical occupancy data:
Multifamily properties	90.4%	88.5%	89.8%	88.6%	88.0%
Office properties	70.7%	69.2%	68.5%	68.8%	70.7%
Retail properties	66.9%	68.0%	68.9%	62.0%	56.3%

Total	85.0%	83.6%	84.5%	83.1%	82.4%

(a)	On January 10, 2011, we declared a 2010 annual cash dividend on our common shares of $0.09 per common share, split adjusted. The dividends were paid on January 31, 2011 to holders of record on January 21, 2011.
(b)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only and does not include other loans. See Note 3-”Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.

Investors should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, or the Annual Report, for a detailed discussion of the following items:

•	Credit, capital markets and liquidity risk.

•	Interest rate environment.

•	Prepayment rates.

•	Commercial real estate improved performance.

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

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of March 31, 2012 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$638,475	6.4%	May 2012 to Apr. 2022	42
Mezzanine loans	280,755	9.3%	May 2012 to Nov. 2038	88
Preferred equity interests	60,843	9.5%	May 2012 to Aug. 2025	21

Total CRE Loans	980,073	7.4%		151
Other loans	53,733	4.4%	May 2012 to Oct. 2016	4

Total investments in loans	$1,033,806	7.3%		155

During the three-month period ended March 31, 2012, our portfolio of commercial real estate loans increased as $72.2 million of new loan originations exceeded the amount of loan repayments.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of March 31, 2012:

(a)	Based on book value.

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. The table below describes certain characteristics of our investments in real estate as of March 31, 2012 (dollars in thousands, except average effective rent):

	Investments in Real Estate (a)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	Average Effective Rent (a)
Multi-family real estate properties (b)	$549,346	90.4%	8,014	33	$691
Office real estate properties (c)	223,372	70.7%	1,786,860	10	21.53
Retail real estate properties (c)	67,753	66.9%	1,358,257	3	10.59
Parcels of land	46,659	0%	19.9	10	N/A

Total	$887,130	85.0%		56

(a)	Based on properties owned as of March 31, 2012.
(b)	Average effective rent is rent per unit per month.
(c)	Average effective rent is rent per square foot per year.

We expect this asset category to increase in size as we may find it desirable to protect or enhance our risk-adjusted returns by taking control of properties underlying our commercial real estate loans when restructuring or otherwise exercising our remedies regarding underperforming loans.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of March 31, 2012:

(a)	Based on book value.

Investment in debt securities—TruPS and Subordinated Debentures. Historically, we provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of March 31, 2012, we retained a controlling interest in two such securitizations—Taberna VIII and Taberna IX, which are consolidated entities. We present all of the collateral assets for the debt securities and the related non-recourse securitization financing obligations at fair value in our consolidated financial statements. During 2012, due to the credit performance of the underlying collateral, we received only our senior collateral management fees from these two securitizations. We do not expect to add investments in this asset category for the foreseeable future due to market conditions.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of March 31, 2012 (dollars in thousands):

			Issuer Statistics
Industry Sector	Estimated Fair Value	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$103,693	1.5%	83.2%	2.4	x
Office	136,856	7.5%	62.5%	1.8	x
Residential Mortgage	45,662	2.7%	84.1%	1.8	x
Specialty Finance	87,424	5.1%	85.9%	5.4	x
Homebuilders	63,576	7.8%	63.5%	0.5	x
Retail	74,716	4.1%	62.6%	1.4	x
Hospitality	30,264	6.3%	96.5%	2.5	x
Storage	25,273	8.0%	66.3%	4.4	x

Total	$567,464	4.6%	73.7%	2.4	x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of March 31, 2012:

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

The table and the chart below describe certain characteristics of our real estate-related debt securities as of March 31, 2012 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Book Value
Unsecured REIT note receivables	$31,133	6.7%	4.9	$30,000
CMBS receivables	37,181	5.6%	31.5	86,443
Other securities	17,611	3.8%	30.7	68,000

Total	$86,125	5.0%	27.1	$184,443

(a)	S&P Ratings as of March 31, 2012.

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

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows (dollars in millions):

•

RAIT I—RAIT I has $1.0 billion of total collateral, of which $29.9 million is defaulted. The current overcollateralization (O/C) test is passing at 126.3% with an O/C trigger of 116.2%. We currently own $43.7 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $43.7 million of the securities we own of RAIT I as collateral for a senior secured note we issued.

•

RAIT II—RAIT II has $816.8 million of total collateral, of which $18.9 million is defaulted. The current O/C test is passing at 116.1% with an O/C trigger of 111.7%. We currently own $108.5 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $104.0 million of the securities we own of RAIT II as collateral for a senior secured note we issued.

•

Taberna VIII—Taberna VIII has $548.0 million of total collateral, of which $53.8 million is defaulted. The current overcollateralization (O/C) test is failing at 81.8% with an O/C trigger of 103.5%. We currently own $40.0 million of the securities that were originally rated investment grade and $93.0 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

Taberna IX—Taberna IX has $595.1 million of total collateral, of which $127.2 million is defaulted. The current O/C test is failing at 71.7% with an O/C trigger of 105.4%. We currently own $89.0 million of the securities that were originally rated investment grade and $97.5 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

As of March 31, 2012, we have repurchased, in aggregate, a total of $111.7 million of RAIT I and RAIT II CDO notes payable for a cumulative cost of $23.7 million and have a total investment in RAIT I and RAIT II of $492.9 million.

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

The table below summarizes our AUM as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	AUM as of March 31, 2012	AUM as of December 31, 2011
Commercial real estate portfolio (1)	$1,883,763	$1,850,390
U.S. TruPS portfolio (2)	1,665,266	1,667,294

Total	$3,549,029	$3,517,684

(1)	As of March 31, 2012 and December 31, 2011, our commercial real estate portfolio was comprised of $1.0 billion and $0.9 billion of assets collateralizing RAIT I and RAIT II, $887.1 million and $891.5 million, respectively, of investments in real estate and $38.3 million and $23.9 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(2)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I, Taberna VIII, and Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

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

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the three-month periods ended March 31, 2012 and 2011 (in thousands, except share information):

	For the Three-Month Periods Ended March 31
	2012	2011
Funds From Operations:
Net income (loss) allocable to common shares	$(107,019)	$5,767
Adjustments:
Real estate depreciation and amortization	7,459	6,570

Funds From Operations	$(99,560)	$12,337

Weighted-average shares—diluted	44,150,924	36,968,120

Adjusted Funds From Operations:
Funds From Operations	$(99,560)	$12,337
Adjustments:
Change in fair value of financial instruments	108,923	(5,611)
(Gains) losses on debt extinguishment	(1,574)	537
Capital expenditures, net of direct financing	(248)	(362)
Straight-line rental adjustments	(306)	(919)
Amortization of deferred items and intangible assets	1,526	673
Share-based compensation	557	259

Adjusted Funds From Operations	$9,318	$6,914

Weighted-average shares—diluted	44,150,924	36,968,120

Results of Operations

Three-Month Period Ended March 31, 2012 Compared to the Three-Month Period Ended March 31, 2011

Interest income. Interest income decreased $5.6 million, or 16.7%, to $28.0 million for the three-month period ended March 31, 2012 from $33.6 million for the three-month period ended March 31, 2011. Generally, our interest income has declined, when compared to the three-month period ended March 31, 2011, as a result of a decrease in our average investments in loans and securities. Our average investments in loans and securities declined from $1.6 billion for the three-month period ended March 31, 2011 to $1.4 billion during the three-month period ended March 31, 2012. This decline was primarily caused by:

•	principal repayments of $225.1 million on our investments in loans and $74.2 million from our investments in securities since March 31, 2011 and

•	conversion of $93.1 million of loans to owned real estate since March 31, 2011.

This decline in our investments was offset by new investments totaling $171.2 million since March 31, 2011.

Furthermore, the reduction in interest income is also due to a decrease in the weighted-average interest rates on our investments in loans from 7.7% as of March 31, 2011 to 7.3% as of March 31, 2012. This is due to a broad decrease in interest rates since March 31, 2011 as well as prepayments from loans with higher interest rates since March 31, 2011.

Rental income. Rental income increased $3.5 million to $24.8 million for the three-month period ended March 31, 2012 from $21.3 million for the three-month period ended March 31, 2011. The increase is attributable to $2.1 million of rental income from 10 new properties acquired or consolidated since March 31, 2011, $0.1 million from one property acquired during the three-months ended March 31, 2011 present for a full quarter of operations, and $1.3 million from improved occupancy and rental rates in 2012 as compared to 2011.

Fee and other income. Fee and other income decreased $1.9 million, or 55.9%, to $1.5 million for the three-month period ended March 31, 2012 from $3.4 million for the three-month period ended March 31, 2011. This reduction is attributable to decreases of $1.1 million in consulting fee income due to reduced exchange activity in our consolidated Taberna CDOs, and $0.7 million in property reimbursement income due to lower expenses at managed properties.

Expenses

Interest expense. Interest expense decreased $4.1 million, or 17.5%, to $19.3 million for the three-month period ended March 31, 2012 from $23.4 million for the three-month period ended March 31, 2011. The decrease is primarily attributable to repurchases of $52.0 million of our 6.875% convertible senior notes, $26.2 million of our CDO notes payable, and repayment of our $43.0 million senior secured convertible note, offset by additional interest and discount amortization expenses incurred for the issuance of new debt instruments since March 31, 2011.

Real estate operating expense. Real estate operating expense increased $1.2 million to $13.8 million for the three-month period ended March 31, 2012 from $12.6 million for the three-month period ended March 31, 2011. The increase is attributable to $1.1 million of operating expenses from 10 new properties acquired or consolidated since March 31, 2011 and $0.1 million of operating expenses from our owned properties acquired prior to January 1, 2011.

Compensation expense. Compensation expense decreased $0.8 million, or 12.3%, to $5.7 million for the three-month period ended March 31, 2012 from $6.5 million for the three-month period ended March 31, 2011. This decrease was due to a reduction of salary and benefits of $1.1 million which was partially offset by increased stock compensation expense of $0.3 million.

General and administrative expense. General and administrative expense decreased $1.2 million, or 24.0%, to $3.8 million for the three-month period ended March 31, 2012 from $5.0 million for the three-month period ended March 31, 2011. This decrease was due to a reduction of professional fees for legal, tax, and audit services of $0.6 million, a decrease of $0.2 million in acquisition expenses, $0.3 million in insurance, office, and IT expenses, and $0.1 million in lower other expenses.

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan portfolios. The provision for losses decreased by $1.5 million for the three-month period ended March 31, 2012 to $0.5 million as compared to $2.0 million for the three-month period ended March 31, 2011. The decrease is attributable to the improved performance of our investment in loans portfolio during 2012 as compared to 2011. As of March 31, 2012 we had $74.4 million of investment in loans on non-accrual, down from $140.6 million of investment in loans on non-accrual as of March 31, 2011. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.6 million to $7.7 million for the three-month period ended March 31, 2012 from $7.1 million for the three-month period ended March 31, 2011. The increase is primarily attributable to 10 properties acquired or consolidated since March 31, 2011.

Interest and other income (expense)

Gains on extinguishment of debt. Gains on extinguishment of debt during the three-month period ended March 31, 2012 are attributable to the repurchase of $2.5 million principal amount of RAIT CRE CDO I debt notes from the market for $0.9 million of cash, resulting in gains on extinguishment of debt of $1.6 million.

Change in fair value of financial instruments. During the three-months ended March 31, 2012, the change in fair value of financial instruments reduced our net income by $108.9 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three-Month Period Ended March 31, 2012	For the Three-Month Period Ended March 31, 2011
Change in fair value of trading securities and security-related receivables	$6,132	$16,554
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(108,304)	(7,031)
Change in fair value of derivatives	(6,751)	(3,912)

Change in fair value of financial instruments	$(108,923)	$5,611

Changes in the fair value of our financial instruments occur when market conditions change, including interest rates and/or the credit profile of the underlying issuers change. In addition, a change in fair value of a financial instrument will occur when principal repayments occur where the carrying amount of the financial instrument, prior to the principal repayment, did not equal the principal amount repaid. We have had and expect to continue to have changes in the fair value of our financial instruments as market conditions change and as principal repayments occur in either the securities or liabilities that are subject to fair value accounting under FASB ASC Topic 825, “Financial Instruments.”

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $53.8 million as of March 31, 2012;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings; and

•	proceeds from future offerings of our common and preferred shares, and Dividend Reinvestment and Share Purchase Plan, or DRSPP.

Our restricted cash balance was $153.3 million as of March 31, 2012. We have $93.8 million of restricted cash in RAIT II available to invest in qualifying commercial loans as of March 31, 2012, subject to $11.5 million of future funding commitments, leaving $82.3 million available to lend. This $93.8 million of restricted cash is not available to RAIT’s creditors. As of March 31, 2012, $2.7 million of restricted cash was held by Taberna VIII and Taberna IX. The remaining balance of our restricted cash relates to escrows associated with loans to our borrowers for real estate taxes and insurance.

Cash Flows

As of March 31, 2012 and 2011, we maintained cash and cash equivalents of approximately $53.8 million and $39.5 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three-Month Periods Ended March 31
	2012	2011
Cash flow from operating activities	$(942)	$464
Cash flow from investing activities	80,034	3,038
Cash flow from financing activities	(54,971)	8,731

Net change in cash and cash equivalents	24,121	12,233
Cash and cash equivalents at beginning of period	29,720	27,230

Cash and cash equivalents at end of period	$53,841	$39,463

Our principal source of net cash inflow historically has been our investing activities. The increase in cash inflows during the three-month period ended March 31, 2012 as compared to the same period in 2011 was substantially due to the decrease in our restricted cash to repay the most senior note holders of a consolidated securitization. This was offset by cash outflows as new investments in loans of $72.2 million exceeded loan repayments of $29.5 million for the three-month period ended March 31, 2012. During the three-month period ended March 31, 2011, proceeds from loan repayments of $11.4 million outpaced new investment in loans of $5.2 million.

Cash flow from operating activities for the three-month period ended March 31, 2012, as compared to the same period in 2011, has decreased primarily due to an increase in other assets, including prepaid expenses for insurance and real estate taxes, as the size of our portfolio of real estate properties has grown.

The cash outflow from our financing activities during the three-month period ended March 31, 2012 is primarily due to the repayments and repurchases of our CDO notes payable. The cash outflows were partially offset by the inflows from the underwritten public offering of our common shares during the three-month period ended March 31, 2012.

Capitalization

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of March 31, 2012:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$108,264	7.0%	Apr. 2031
6.875% convertible senior notes (2)	3,582	3,741	6.9%	Apr. 2027
Secured credit facilities	9,497	9,497	3.0%	Dec. 2016
Junior subordinated notes, at fair value (3)	38,052	22,450	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037
CMBS facilities	3,471	3,471	2.7%	Nov. 2012 to Oct. 2013

Total recourse indebtedness (4)	194,702	172,523	6.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,309,528	1,307,648	0.7%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	1,022,664	149,390	1.2%	2037 to 2038
Loans payable on real estate	135,410	135,410	5.6%	Sept. 2015 to May 2021

Total non-recourse indebtedness	2,467,602	1,592,448	1.1%

Total indebtedness	$2,662,304	$1,764,971	1.5%

(1)	Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	In April 2012, we redeemed all of our outstanding 6.875% convertible senior notes for cash.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $100,000 with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1.7 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $1.2 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of March 31, 2012 was $862.4 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the three-month period ended March 31, 2012 is as follows:

Recourse Indebtedness

6.875% convertible senior notes. In April 2012, we redeemed all of our outstanding 6.875% convertible senior notes for cash.

7.0% convertible senior notes. The 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 132.9506 common shares per $1.0 million principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $7.52 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

Secured credit facilities. As of March 31, 2012, we have $9.5 million outstanding under our secured credit facility, which is payable in December 2016 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

CMBS Facilities. During the three-month period ended March 31, 2012, we financed $3.5 million in aggregate principal amount of commercial mortgage loans pursuant to the $150.0 million CMBS facility. As of March 31, 2012, $246.5 million in aggregate principal amount remained available under our CMBS facilities.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of March 31, 2012.

During the three-month period ended March 31, 2012, we repurchased, from the market, a total of $2.5 million in aggregate principal amount of CDO notes payable issued by our RAIT I CDO securitization. The aggregate purchase price was $0.9 million and we recorded a gain on extinguishment of debt of $1.6 million.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the three-month period ended March 31, 2012, $81.4 million of restricted cash, including cash flow that was re-directed from our retained interests in these CDOs, were used to repay the most senior holders of our CDO notes payable.

Preferred Shares

On January 24, 2012, our board of trustees declared a first quarter 2012 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on April 2, 2012 to holders of record on March 1, 2012 and totaled $3.4 million.

On May 1, 2012, our board of trustees declared a second quarter 2012 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on July 2, 2012 to holders of record on June 1, 2012.

Common Shares

Dividends:

On February 29, 2012, the board of trustees declared a $0.08 dividend on our common shares to holders of record as of March 28, 2012. The dividend was paid on April 27, 2012 and totaled $4.0 million.

Share Repurchases:

On January 24, 2012, the compensation committee of our board of trustees approved a cash payment to the board’s seven non-management trustees intended to constitute a portion of their respective 2012 annual non-management trustee compensation. The cash payment was subject to terms and conditions set forth in a letter agreement, or the letter agreement, between each of the non-management trustees and RAIT. The letter agreement documented the election of each trustee to use a portion of the cash payment to purchase RAIT’s common shares in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The aggregate amount used by all of the non-management trustees to purchase common shares was $0.2 million and was used to purchase 36,750 common shares, in the aggregate, in February 2012.

Equity Compensation:

During the three-month period ended March 31, 2012, 220,823 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

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

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the three-month period ended March 31, 2012, we issued a total of 1,491,160 common shares pursuant to the DRSPP at a weighted-average price of

$5.10 per share and we received $7.6 million of net proceeds. As of March 31, 2012, 7,796,422 common shares, in aggregate, remain available for issuance under the DRSPP.

Common Share Public Offering:

During the three-month period ended March 31, 2012, we issued 6,950,000 common shares in an underwritten public offering. The public offering price was $5.30 per share and we received $34.8 million of net proceeds.

Off-Balance Sheet Arrangements and Commitments

Not applicable.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2011 contains a discussion of our critical accounting policies. On January 1, 2012 we adopted a new accounting pronouncement and revised our accounting policies as described below. See Note 2 in our unaudited consolidated financial statements as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of trustees.

Recent Accounting Pronouncements

On January 1, 2012, we adopted ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This accounting standard changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. These disclosures are effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

There have been no material changes in quantitative and qualitative market risks during the three-month period ended March 31, 2012 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2011. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 13, 2012, the staff of the SEC notified us that the SEC had initiated a non-public investigation concerning one of our investment advisor subsidiaries, Taberna Capital Management, LLC, or TCM. Based on the notice and other communications with SEC staff, we believe this matter concerns TCM’s compliance with securities laws in connection with transactions since January 1, 2009 involving various Taberna securitizations for which TCM served as collateral manager. The SEC staff has requested information and we are cooperating fully. Because this matter is ongoing, we cannot predict the outcome at this time and, as a result, no conclusion can be reached as to what impact, if any, this matter may have on TCM or us.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/2012 to 01/31/2012	0		0		0		0
02/01/2012 to 02/29/2012	36,750	(1)	$5.67	(2)	36,750	(1)	0
03/01/2012 to 03/31/2012	0		0		0		0
Total	36,750	(1)	$5.67	(2)	36,750	(1)(3)	(1	)(3)

(1)	On January 24, 2012, the compensation committee of the board of trustees of RAIT approved a cash payment to its seven non-management trustees intended to constitute a portion of their respective 2012 annual non-management trustee compensation. RAIT’s non-management trustees are Edward S. Brown, Frank A. Farnesi, S. Kristin Kim, Arthur Makadon, John F. Quigley III, Jon C. Sarkisian and Murray Stempel, III. The cash payment was subject to terms and conditions set forth in a letter agreement, or the letter agreement, between each of the non-management trustees and RAIT. The letter agreement documented the election of each trustee to use a portion of the cash payment to purchase RAIT’s common shares in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The aggregate amount used by all of the non-management trustees to purchase common shares was $210,000. RAIT filed a current report on Form 8-K with the SEC disclosing these letter agreements on January 26, 2012. This entire amount was used by the trustees to make purchases in open-market transactions of common shares on February 14, 2012, which we refer to as the trustee purchases. With respect to these purchases, the trustees may be deemed to be affiliated purchasers and so the trustee purchases are reported in this table.
(2)	The price reported is the weighted average price of the trustee purchases. These shares were purchased in multiple transactions at prices ranging from $5.63 to $5.72, inclusive.
(3)	On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75.0 million of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions. We have not repurchased any common shares under this plan as of March 31, 2012. This share purchase plan was first disclosed in our quarterly report on Form 10-Q for the period ended June 30, 2007 filed with the SEC on August 8, 2007 and does not have an expiration date.

Item 5.	Other Information

The disclosure below is intended to satisfy any obligation of ours to provide disclosure pursuant to Item 8.01- “Other Events” of Form 8-K.

The Exhibit 99.1 captioned “Material U.S. Federal Income Tax Considerations” filed with this report on Form 10-Q updates and replaces the Exhibit 99.1 captioned “Material U.S. Federal Income Tax Considerations” previously filed with our report on Form 10-K for the fiscal year ended December 31, 2011. Among other updates, the Exhibit previously filed is being updated to modify disclosure relating to whether any of our income could be considered excess inclusion income that would be treated as unrelated business taxable income, or UBTI, by tax-exempt shareholders or others. We are making these modifications because we have not previously generated, do not currently generate and do not expect in the future to generate, any UBTI. We do not intend to purchase UBTI producing assets in the future and intend to maintain an investment strategy that removes the exposure of UBTI to our shareholders.

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

RAIT FINANCIAL TRUST (Registrant)

Date: May 10, 2012	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chairman of the Board, Chief Executive Officer and President
(On behalf of the registrant and as its Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Jack E. Salmon
Jack E. Salmon, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer)

Date: May 10, 2012	By:	/s/ James J. Sebra
James J. Sebra, Senior Vice President and Chief Accounting Officer
(On behalf of the registrant and as its Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles of Amendment to Amended and Restated Declaration of Trust. (6)

3.1.6	Articles Supplementary relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Articles Supplementary”). (7)

3.1.7	Certificate of Correction to the Series A Articles Supplementary. (7)

3.1.8	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

3.1.9	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (9)

3.2	By-laws. (10)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (6)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (11)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (9)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust, as issuer, or RAIT, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (12)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (12)

4.7	Base Indenture dated as of March 21, 2011 between RAIT Financial Trust, as issuer, and Wells Fargo Bank, National Association., as trustee. (13)

4.8	Supplemental Indenture dated as of March 21, 2011 between RAIT Financial Trust, as issuer, and Wells Fargo Bank, National Association., as trustee. (13)

4.9	Indenture dated as of October 5, 2011 between RAIT and Wilmington Trust, National Association, as trustee. (14)

10.1	Form of Letter Agreement between RAIT and each of its Non-Management Trustees dated as of January 24, 2012. (15)

10.2	IAP Form of Share Appreciation Rights Award Agreement adopted January 24, 2012. (15)

12.1	Statements regarding computation of ratios as of March 31, 2012.*

31.1	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.*

31.2	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350.*

99.1	Material U.S. Federal Income Tax Considerations.*

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on

Form 10-Q for the period ended March 31, 2012 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2012 and 2011; (ii) Consolidated Balance Sheets as of March 31,

Exhibit Number	Description of Documents

2012 and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three-month ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements. The information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

*	Filed herewith
(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July, 1 2011 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 8, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).
(14)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 26, 2012 (File No. 1-14760).