Form 10-Q
period 2012-06-30
RAIT Financial Trust
filed 2012-08-06
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

A total of 49,905,866 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of August 1, 2012.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of June 30, 2012	As of December 31, 2011
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,090,481	$996,363
Allowance for losses	(39,877)	(46,082)

Total investments in mortgages and loans	1,050,604	950,281
Investments in real estate, net of accumulated depreciation of $83,037 and $69,372, respectively	911,128	891,502
Investments in securities and security-related receivables, at fair value	657,783	647,461
Cash and cash equivalents	44,265	29,720
Restricted cash	101,347	278,607
Accrued interest receivable	43,143	39,455
Other assets	44,881	39,771
Deferred financing costs, net of accumulated amortization of $13,706 and $11,613, respectively	21,050	23,178
Intangible assets, net of accumulated amortization of $2,590 and $2,337, respectively	2,376	2,629

Total assets	$2,876,577	$2,902,604

Liabilities and Equity
Indebtedness (including $181,527 and $144,956 at fair value, respectively)	$1,785,358	$1,748,274
Accrued interest payable	24,619	22,541
Accounts payable and accrued expenses	23,956	20,825
Derivative liabilities	167,155	181,499
Deferred taxes, borrowers’ escrows and other liabilities	30,183	15,371

Total liabilities	2,031,271	1,988,510
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,760,000 shares authorized, 2,787,931 and 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,271,620 and 2,258,000 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,621,430 and 1,600,000 shares issued and outstanding	16	16
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 49,905,866 and 41,289,566 issued and outstanding	1,490	1,236
Additional paid in capital	1,779,514	1,735,969
Accumulated other comprehensive income (loss)	(108,721)	(118,294)
Retained earnings (deficit)	(830,738)	(708,671)

Total shareholders’ equity	841,612	910,307
Noncontrolling interests	3,694	3,787

Total equity	845,306	914,094

Total liabilities and equity	$2,876,577	$2,902,604

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2012	2011	2012	2011
Revenue:
Interest income	$28,745	$34,483	$56,701	$68,041
Rental income	25,540	22,138	50,371	43,428
Fee and other income	2,062	2,242	3,520	5,673

Total revenue	56,347	58,863	110,592	117,142
Expenses:
Interest expense	19,238	22,328	38,586	45,695
Real estate operating expense	13,487	13,791	27,284	26,408
Compensation expense	5,246	5,737	10,984	12,281
General and administrative expense	3,783	4,431	7,608	9,399
Provision for losses	500	950	1,000	2,900
Depreciation and amortization expense	7,631	7,249	15,294	14,368

Total expenses	49,885	54,486	100,756	111,051

Operating Income	6,462	4,377	9,836	6,091
Other income (expense)	(1,471)	67	(1,438)	150
Gains (losses) on assets	2,518	564	2,529	1,979
Gains (losses) on extinguishment of debt	0	3,706	1,574	3,169
Change in fair value of financial instruments	(11,169)	(25,727)	(120,092)	(20,116)

Income (loss) before taxes and discontinued operations	(3,660)	(17,013)	(107,591)	(8,727)
Income tax benefit (provision)	90	256	357	310

Income (loss) from continuing operations	(3,570)	(16,757)	(107,234)	(8,417)
Income (loss) from discontinued operations	0	6	0	797

Net income (loss)	(3,570)	(16,751)	(107,234)	(7,620)
(Income) loss allocated to preferred shares	(3,419)	(3,414)	(6,829)	(6,828)
(Income) loss allocated to noncontrolling interests	38	67	93	117

Net income (loss) allocable to common shares	$(6,951)	$(20,098)	$(113,970)	$(14,331)

Earnings (loss) per share—Basic:
Continuing operations	$(0.14)	$(0.53)	$(2.42)	$(0.40)
Discontinued operations	0.00	0.00	0.00	0.02

Total earnings (loss) per share—Basic	$(0.14)	$(0.53)	$(2.42)	$(0.38)

Weighted-average shares outstanding—Basic	49,902,247	38,055,234	47,026,586	37,340,755

Earnings (loss) per share—Diluted:
Continuing operations	$(0.14)	$(0.53)	$(2.42)	$(0.40)
Discontinued operations	0.00	0.00	0.00	0.02

Total earnings (loss) per share—Diluted	$(0.14)	$(0.53)	$(2.42)	$(0.38)

Weighted-average shares outstanding—Diluted	49,902,247	38,055,234	47,026,586	37,340,755

Distributions declared per common share	$0.08	$0.06	$0.16	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2012	2011	2012	2011
Net income (loss)	$(3,570)	$(16,751)	$(107,234)	$(7,620)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(5,230)	(15,246)	(8,180)	(13,194)
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income (loss)	0	(8)	0	(8)
Realized (gains) losses on interest rate hedges reclassified to earnings	8,940	11,247	17,850	22,136
Change in fair value of available-for-sale securities	(147)	36	(97)	183

Total other comprehensive income (loss)	3,563	(3,971)	9,573	9,117

Comprehensive income (loss) before allocation to noncontrolling interests	(7)	(20,722)	(97,661)	1,497
Allocation to noncontrolling interests	38	67	93	117

Comprehensive income (loss)	$31	$(20,655)	$(97,568)	$1,614

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six-Month Periods Ended June 30
	2012	2011
Operating activities:
Net income (loss)	$(107,234)	$(7,620)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	1,000	2,900
Share-based compensation expense	1,106	317
Depreciation and amortization	15,294	14,368
Amortization of deferred financing costs and debt discounts	3,321	2,191
Accretion of discounts on investments	289	(1,276)
(Gains) losses on assets	(2,529)	(1,979)
(Gains) losses on extinguishment of debt	(1,574)	(3,169)
Change in fair value of financial instruments	120,092	20,116
Other items	0	(8)
Changes in assets and liabilities:
Accrued interest receivable	(3,854)	(2,736)
Other assets	(5,372)	(7,724)
Accrued interest payable	(19,684)	(20,965)
Accounts payable and accrued expenses	2,907	264
Deferred taxes, borrowers’ escrows and other liabilities	3,583	5,283

Cash flow from operating activities	7,345	(38)
Investing activities:
Proceeds from sales of other securities	7,520	9,985
Purchase and origination of loans for investment	(242,474)	(57,553)
Principal repayments on loans	115,847	50,814
Investments in real estate	(7,029)	(24,808)
Proceeds from the dispositions of real estate	0	65,750
Business acquisition	0	(2,578)
(Increase) Decrease in restricted cash	186,345	(31,310)

Cash flow from investing activities	60,209	10,300
Financing activities:
Repayments on secured credit facility and loans payable on real estate	(1,605)	(29,719)
Proceeds from loans payable on real estate	0	37,400
Repayments and repurchase of CDO notes payable	(95,741)	(20,913)
Proceeds from issuance of 7.0% convertible senior notes	0	115,000
Repayments and repurchase of 6.875% convertible senior notes	(3,582)	(119,320)
Proceeds from repurchase agreements	22,291	0
Repayments of repurchase agreements	(3,471)	0
Issuance (acquisition) of noncontrolling interests	0	3,582
Payments for deferred costs	(256)	(6,710)
Preferred share issuance, net of costs incurred	1,147	0
Common share issuance, net of costs incurred	41,535	17,874
Distributions paid to preferred shareholders	(6,836)	(6,828)
Distributions paid to common shareholders	(6,491)	(3,219)

Cash flow from financing activities	(53,009)	(12,853)

Net change in cash and cash equivalents	14,545	(2,591)
Cash and cash equivalents at the beginning of the period	29,720	27,230

Cash and cash equivalents at the end of the period	$44,265	$24,639

Supplemental cash flow information:
Cash paid for interest	$13,735	$18,624
Cash paid (refunds received) for taxes	(435)	51
Non-cash increase in investments in real estate from the conversion of loans	27,400	78,300
Non-cash decrease in indebtedness from conversion to shares or debt extinguishments	(1,574)	(5,788)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2012

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

2)	Rental income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multi-family real estate properties, rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, rental income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, (c) providing property management services to third parties, and (d) providing securities brokerage services or other broker-dealer related services. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated.

During the three-month periods ended June 30, 2012 and 2011, we received $1,228 and $1,302, respectively, of earned asset management fees associated with consolidated CDOs, of which we eliminated $906 and $924, respectively, of management fee income.

During the six-month periods ended June 30, 2012 and 2011, we received $2,513 and $2,600, respectively, of earned asset management fees associated with consolidated CDOs, of which we eliminated $1,876 and $1,883, respectively, of management fee income.

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

j. Income Taxes

RAIT and Taberna Realty Finance Trust, or Taberna, have each elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Accordingly, we generally will not be subject to U.S. federal income tax to the extent of our dividends to shareholders and as long as certain asset, income and share ownership tests are met. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax, which could have a material adverse impact on our results of operations and amounts available for dividends to our shareholders. Management believes that all of the criteria to maintain RAIT’s and Taberna’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

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

Certain TRS entities are domiciled in the Cayman Islands and taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our taxable income on a current basis, whether or not distributed. Upon distribution to us of any previously included income, no incremental U.S. federal, state, or local income taxes would be payable by us.

The TRS entities may be subject to tax laws that are complex and potentially subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. We review the tax balances of our TRS entities quarterly and, as new information becomes available, the balances are adjusted as appropriate.

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

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of June 30, 2012:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$720,250	$(27,844)	$692,406	49	6.3%	Aug. 2012 to Jul. 2022
Mezzanine loans	285,664	(5,013)	280,651	87	9.5%	Aug. 2012 to Nov. 2038
Preferred equity interests	66,741	(1,072)	65,669	23	9.6%	Mar. 2014 to Aug. 2025

Total CRE Loans	1,072,655	(33,929)	1,038,726	159	7.3%
Other loans	53,600	84	53,684	3	4.5%	Aug. 2012 to Oct. 2016

Total Loans	$1,126,255	$(33,845)	$1,092,410	162	7.2%

Deferred fees	(1,929)	0	(1,929)

Total investments in loans	$1,124,326	$(33,845)	$1,090,481

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.

During the six-month period ended June 30, 2012, we completed the conversion of two commercial real estate loans with a carrying value of $24,871 to real estate owned property and we recorded a gain on asset of $2,529 as the value of the real estate exceeded the carrying amount of the converted loans. During the six-month period ended June 30, 2011, we completed the conversion of three commercial real estate loans with a carrying value of $85,388 to real estate owned property and we charged off $7,088 to the allowance for losses as the carrying amount exceeded the fair value of the real estate properties. See Note 5.

The following table summarizes the delinquency statistics of our commercial real estate loans as of June 30, 2012 and December 31, 2011:

Delinquency Status	As of June 30, 2012	As of December 31, 2011
30 to 59 days	$2,500	$3,500
60 to 89 days	3,850	0
90 days or more	41,830	16,857
In foreclosure or bankruptcy proceedings	12,225	10,320

Total	$60,405	$30,677

As of June 30, 2012 and December 31, 2011, approximately $73,592 and $54,334, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 8.1% and 9.8%. As of June 30, 2012 and December 31, 2011, one Other loan with a carrying amount of approximately $18,462 and $19,501, respectively, was on non-accrual status and had a weighted-average interest rate of 7.2%.

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans, and other loans for the three-month periods ended June 30, 2012 and 2011:

	For the Three-Month Period Ended June 30, 2012	For the Three-Month Period Ended June 30, 2011
Beginning balance	$39,715	$66,769
Provision	500	950
Charge-offs, net of recoveries	(338)	(9,853)

Ending balance	$39,877	$57,866

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans, and other loans for the six-month periods ended June 30, 2012 and 2011:

	For the Six-Month Period Ended June 30, 2012	For the Six-Month Period Ended June 30, 2011
Beginning balance	$46,082	$69,691
Provision	1,000	2,900
Charge-offs, net of recoveries	(7,205)	(14,725)

Ending balance	$39,877	$57,866

As of June 30, 2012 and December 31, 2011, we identified 15 and 19 commercial mortgages, mezzanine loans and other loans with unpaid principal balances of $70,044 and $87,977 as impaired.

The average unpaid principal balance of total impaired loans was $75,728 and $130,062 during the three-month periods ended June 30, 2012 and 2011 and $79,811 and $139,290 during the six-month periods ended June 30, 2012 and 2011. We recorded interest income from impaired loans of $0 and $18 for the three-month periods ended June 30, 2012 and 2011. We recorded interest income from impaired loans of $62 and $524 for the six-month periods ended June 30, 2012 and 2011.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring, or TDR, under FASB ASC Topic 310, “Receivables”. During the six-month period ended June 30, 2012, we have determined that there were no modifications to any commercial real estate loans that constituted a TDR. As of June 30, 2012, there were no TDRs that subsequently defaulted.

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of June 30, 2012:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS	$637,376	$(147,206)	$490,170	4.2%	22.1
Other securities	11,298	(11,298)	0	5.0%	40.4

Total trading securities	648,674	(158,504)	490,170	4.2%	22.4
Available-for-sale securities	3,600	(3,598)	2	2.3%	30.4
Security-related receivables
TruPS receivables	111,025	(24,517)	86,508	6.5%	10.5
Unsecured REIT note receivables	30,000	1,697	31,697	6.7%	4.6
CMBS receivables (2)	84,780	(45,480)	39,300	5.6%	31.2
Other securities	46,147	(36,041)	10,106	3.6%	32.3

Total security-related receivables	271,952	(104,341)	167,611	5.8%	20.0

Total investments in securities	$924,226	$(266,443)	$657,783	4.6%	21.8

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $7,875 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $23,616 that are rated “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $7,051 that are rated “CCC” by Standard & Poor’s and securities with a fair value totaling $758 that are rated “D” by Standard & Poor’s.

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

The following table summarizes the non-accrual status of our investments in securities:

	As of June 30, 2012			As of December 31, 2011
	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$83,557	1.9%	$5,801	$83,557	1.9%	$5,766
Other securities	34,710	3.4%	2	34,240	3.3%	2
CMBS receivables	32,077	5.9%	759	32,462	5.9%	915

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of June 30, 2012 and December 31, 2011, investment in securities of $748,401 and $748,575 in principal amount of TruPS and subordinated debentures, and $102,459 and $104,122, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	As of June 30, 2012		As of December 31, 2011
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family real estate properties	$594,928	33	$591,915	33
Office real estate properties	270,724	11	251,303	10
Retail real estate properties	81,454	4	71,405	3
Parcels of land	47,059	10	46,251	10

Investment in real estate	994,165	58	960,874	56
Less: Accumulated depreciation and amortization	(83,037)		(69,372)

Investments in real estate, net	$911,128		$891,502

As of June 30, 2012, our investments in real estate of $994,165 are financed through $135,045 of mortgages held by third parties and $827,388 of mortgages held by our consolidated securitizations. Together, along with commercial real estate loans held by these securitizations, these mortgages serve as collateral for the CDO notes payable issued by our consolidated securitizations. All intercompany balances and interest charges are eliminated in consolidation.

Acquisitions:

During the six-month period ended June 30, 2012, we converted two loans with a carrying value of $24,871, relating to one office property and one retail property, to owned real estate. Upon conversion, we recorded the investment in real estate acquired including any related working capital at fair value of $27,400.

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the two properties acquired during the six-month period ended June 30, 2012, on the respective date of each conversion, for the real estate accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$27,400
Cash and cash equivalents	524
Restricted cash	454
Other assets	1

Total assets acquired	28,379
Liabilities assumed:
Accounts payable and accrued expenses	317
Other liabilities	328

Total liabilities assumed	645

Estimated fair value of net assets acquired	$27,734

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective conversion date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans	$27,400
Other considerations	334

Total fair value of consideration transferred	$27,734

During the six-month period ended June 30, 2012, these investments contributed revenue of $644 and a net income allocable to common shares of $346. During the six-month period ended June 30, 2012, we did not incur any third-party acquisition-related costs.

Our consolidated unaudited pro forma information, after including the acquisition of real estate properties, is presented below as if the acquisition occurred on January 1, 2011. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Six-Month Period Ended June 30, 2012	For the Six-Month Period Ended June 30, 2011
Total revenue, as reported	$110,592	$117,142
Pro forma revenue	112,444	119,568
Net income (loss) allocable to common shares, as reported	(113,970)	(14,331)
Pro forma net income (loss) allocable to common shares	(113,277)	(13,581)

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

Dispositions:

During the six-month period ended June 30, 2012, we did not dispose of any real estate properties.

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of June 30, 2012:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$108,827	7.0%	Apr. 2031
Secured credit facility	9,033	9,033	3.0%	Dec. 2016
Junior subordinated notes, at fair value (2)	38,052	22,450	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037
CMBS facilities	18,820	18,820	2.7%	Nov. 2012 to Oct. 2013

Total recourse indebtedness (3)	206,005	184,230	6.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,309,528	1,306,977	0.7%	2045 to 2046
CDO notes payable, at fair value (2)(4)(6)	1,022,664	159,077	1.1%	2037 to 2038
Loans payable on real estate	135,074	135,074	5.6%	Sept. 2015 to May 2021

Total non-recourse indebtedness	2,467,266	1,601,128	1.1%

Total indebtedness	$2,673,271	$1,785,358	1.5%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $100,000 with a weighted average coupon of 7.0%, which are eliminated in consolidation.

(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1,776,600 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1,148,852 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of June 30, 2012 was $867,502. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the six-month period ended June 30, 2012 is as follows:

Recourse Indebtedness

6.875% convertible senior notes. In April 2012, we redeemed all of our outstanding 6.875% convertible senior notes for cash.

7.0% convertible senior notes. The 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 134.9870 common shares per $1,000 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $7.41 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

Secured credit facility. As of June 30, 2012, we have $9,033 outstanding under our secured credit facility, which is payable in December 2016 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

CMBS facilities. We maintain CMBS facilities with two investment banks with total borrowing capacity of $250,000. The CMBS facilities are repurchase agreements that provide for margin calls in the event the CMBS eligible loans financed by the facilities change in value. As of June 30, 2012 we had $18,820 of outstanding borrowings under the CMBS facilities that financed $26,096 of CMBS eligible loans. As of June 30, 2012, $231,180 in aggregate principal amount remained available under the CMBS facilities.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of June 30, 2012.

During the six-month period ended June 30, 2012, we repurchased, from the market, a total of $2,500 in aggregate principal amount of CDO notes payable issued by our RAIT I CDO securitization. The aggregate purchase price was $926 and we recorded a gain on extinguishment of debt of $1,574.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the six-month period ended June 30, 2012, $83,258 of restricted cash, including cash flow that was re-directed from our retained interests in these CDOs, was used to repay the most senior holders of our CDO notes payable.

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of June 30, 2012, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012		As of December 31, 2011
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$1,554,845	$(167,104)	$1,570,787	$(181,499)
Interest rate caps	36,000	997	36,000	1,360

Net fair value	$1,590,845	$(166,107)	$1,606,787	$(180,139)

During the period July 1, 2012 through December 31, 2012, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $44,500 and a weighted average strike rate of 5.25% as of June 30, 2012, will terminate in accordance with their terms. We expect the cash outflow that we will save associated with these derivatives will be $650 during the remainder of 2012. During the period July 1, 2012 through December 31, 2012, interest rate swap agreements relating to Taberna VIII and Taberna IX with a notional amount of $406,125 and a weighted average strike rate of 4.79% as of June 30, 2012, will terminate in accordance with their terms. We expect the cash outflow that will be saved associated with these derivatives will be $6,420 during the remainder of 2012, all of which will be used to repay CDO Notes Payable as the Taberna VIII and Taberna IX securitizations are failing various overcollateralization tests.

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $8,940 and $11,247 to earnings for the three-month periods ended June 30, 2012 and 2011 and $17,850 and $22,136 for the six-month periods ended June 30, 2012 and 2011.

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. As of June 30, 2012, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $967,276 and had a liability balance with a fair value of $87,299. See Note 8: “Fair Value of Financial Instruments” for the changes in value of these hedges during the three-month and six-month periods ended June 30, 2012 and 2011. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

Amounts reclassified to earnings associated with effective cash flow hedges are reported in interest expense and the fair value of these hedge agreements is included in other assets or derivative liabilities.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgages and loans, investments in securities, CDO notes payable, convertible senior notes, junior subordinated notes and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, secured credit facility, CMBS facility and loans payable on real estate approximates cost due to the nature of these instruments.

The following table summarizes the carrying amount and the fair value of our financial instruments as of June 30, 2012:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,090,481	$1,055,388
Investments in securities and security-related receivables	657,783	657,783
Cash and cash equivalents	44,265	44,265
Restricted cash	101,347	101,347
Derivative assets	1,048	1,048
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	108,827	93,725
Secured credit facility	9,033	9,033
Junior subordinated notes, at fair value	22,450	22,450
Junior subordinated notes, at amortized cost	25,100	14,809
CMBS facilities	18,820	18,820
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,306,977	730,372
CDO notes payable, at fair value	159,077	159,077
Loans payable on real estate	135,074	148,669
Derivative liabilities	167,155	167,155

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of June 30, 2012
Trading securities
TruPS	$0	$0	$490,170	$490,170
Other securities	0	0	0	0
Available-for-sale securities	0	2	0	2
Security-related receivables
TruPS receivables	0	0	86,508	86,508
Unsecured REIT note receivables	0	31,697	0	31,697
CMBS receivables	0	39,300	0	39,300
Other securities	0	10,106	0	10,106
Derivative assets	0	1,048	0	1,048

Total assets	$0	$82,153	$576,678	$658,831

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of June 30, 2012
Junior subordinated notes, at fair value	$0	$0	$22,450	$22,450
CDO notes payable, at fair value	0	0	159,077	159,077
Derivative liabilities	0	83,641	83,514	167,155

Total liabilities	$0	$83,641	$265,041	$348,682

(a)	During the six-month period ended June 30 2012, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Management uses these inputs to estimate the effective dollar price for our specific Level 3 financial instrument. Changes in these inputs over time cause changes in the fair value of our financial instruments. The weighted average effective dollar price of our TruPS and TruPS receivables as of June 30, 2012 is 77.49.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the six-month period ended June 30, 2012:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2011	$481,736	$82,863	$564,599
Change in fair value of financial instruments	8,434	3,819	12,253
Purchases	0	0	0
Sales	0	(174)	(174)

Balance, as of June 30, 2012	$490,170	$86,508	$576,678

Liabilities	Derivative Liabilities	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2011	$90,080	$122,506	$22,450	$235,036
Change in fair value of financial instruments	(6,566)	119,828	0	113,262
Purchases	0	0	0	0
Sales	0	0	0	0
Principal repayments	0	(83,257)	0	(83,257)

Balance, as of June 30, 2012	$83,514	$159,077	$22,450	$265,041

The following table summarizes the valuation technique and the level of the fair value hierarchy for financial instruments that are not fair valued in the accompanying balance sheets but for which fair value is required to be disclosed. The fair value of cash and cash equivalents, restricted cash, secured credit facility, and CMBS facilities approximates cost due to the nature of these instruments and are not included in the table below.

				Fair Value Measurement
	Carrying Amount as of June 30, 2012	Estimated Fair Value as of June 30, 2012	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,090,481	$1,055,388	Discounted cash flows	$0	$0	$1,055,388
7.0% convertible senior notes	108,827	93,725	Trading price	93,725	0	0
Junior subordinated notes, at amortized cost	25,100	14,809	Discounted cash flows	0	0	14,809
CDO notes payable, at amortized cost	1,306,977	730,372	Discounted cash flows	0	0	730,372
Loans payable on real estate	135,074	148,669	Discounted cash flows	0	0	148,669

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
Description	2012	2011	2012	2011
Change in fair value of trading securities and security-related receivables	$11,712	$2,081	$17,844	$18,635
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(11,524)	(6,831)	(119,828)	(13,862)
Change in fair value of derivatives	(11,357)	(20,977)	(18,108)	(24,889)

Change in fair value of financial instruments	$(11,169)	$(25,727)	$(120,092)	$(20,116)

The changes in the fair value for the investment in securities, CDO notes payable, and other liabilities for which the fair value option was elected for the three-month and six-month periods ended June 30, 2012 and 2011 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was due to repayments at par because of OC failures when the CDO notes have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the three-month and six-month periods ended June 30, 2012 and 2011 was mainly due to changes in interest rates.

NOTE 9: VARIABLE INTEREST ENTITIES

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date. As of June 30, 2012 and December 31, 2011, our consolidated VIEs were: Taberna Preferred Funding VIII, Ltd., Taberna Preferred Funding IX, Ltd, RAIT CRE CDO I, Ltd., RAIT Preferred Funding II, Ltd., Willow Grove and Cherry Hill.

	As of June 30, 2012	As of December 31, 2011
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,952,682	$1,856,106
Allowance for losses	(30,591)	(36,210)

Total investments in mortgages and loans	1,922,091	1,819,896
Investments in real estate	20,745	20,910
Investments in securities and security-related receivables, at fair value	657,248	645,915
Cash and cash equivalents	226	201
Restricted cash	59,660	235,682
Accrued interest receivable	62,397	57,560
Deferred financing costs, net of accumulated amortization of $12,295 and $10,995, respectively	14,079	15,378

Total assets	$2,736,446	$2,795,542

Liabilities and Equity
Indebtedness (including $159,077 and $122,506 at fair value, respectively)	$1,707,631	$1,682,487
Accrued interest payable	55,471	48,417
Accounts payable and accrued expenses	3,265	1,537
Derivative liabilities	167,155	181,499
Deferred taxes, borrowers’ escrows and other liabilities	8,624	4,570

Total liabilities	1,942,146	1,918,510
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(104,516)	(114,186)
RAIT Investment	6,443	31,004
Retained earnings	892,373	960,214

Total shareholders’ equity	794,300	877,032

Total liabilities and equity	$2,736,446	$2,795,542

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

Dividends:

On January 24, 2012, our board of trustees declared a first quarter 2012 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on April 2, 2012 to holders of record on March 1, 2012 and totaled $3,407.

On May 1, 2012, our board of trustees declared a second quarter 2012 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on July 2, 2012 to holders of record on June 1, 2012 and totaled $3,406.

On July 24, 2012, our board of trustees declared a third quarter 2012 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on October 1, 2012 to holders of record on September 4, 2012.

At Market Issuance Sales Agreement (ATM):

On May 21, 2012, we entered into an At Market Issuance Sales Agreement, or ATM, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the ATM, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to 2,000,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share, or the Series A Preferred Shares, up to 2,000,000 shares of our 8.375% Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share, or the Series B Preferred Shares, and up to 2,000,000 shares of our 8.875% Series C Cumulative Redeemable Preferred Shares, par value $0.01 per share, or the Series C Preferred Shares.

During the period from the effective date of the ATM through June 30, 2012, we issued a total of 27,931 Series A Preferred Shares pursuant to the ATM at a weighted-average price of $20.37 per share and we received $552 of net proceeds. During the period from the effective date of the ATM through June 30, 2012, we issued a total of 13,320 Series B Preferred Shares pursuant to the ATM at a weighted-average price of $21.32 per share and we received $275 of net proceeds. During the period from the effective date of the ATM through June 30, 2012, we issued a total of 21,430 Series C Preferred Shares pursuant to the ATM at a weighted-average price of $22.39 per share and we received $465 of net proceeds. From July 1, 2012 through August 1, 2012, we issued a total of 8,069 Series A Preferred Shares pursuant to the ATM at a weighted-average price of $20.30 per share and we received $159 of net proceeds. From July 1, 2012 through August 1, 2012, we issued a total of 10,680 Series B Preferred Shares pursuant to the ATM at a weighted-average price of $21.34 per share and we received $221 of net proceeds. From July 1, 2012 through August 1, 2012, we issued a total of 18,570 Series C Preferred Shares pursuant to the ATM at a weighted-average price of $22.34 per share and we received $402 of net proceeds. After reflecting the preferred shares issued through August 1, 2012, 1,964,000, 1,976,000, and 1,960,000 of Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the ATM.

Common Shares

Dividends:

On February 29, 2012, the board of trustees declared a $0.08 dividend on our common shares to holders of record as of March 28, 2012. The dividend was paid on April 27, 2012 and totaled $3,992.

On June 21, 2012, the board of trustees declared a $0.08 dividend on our common shares to holders of record as of July 11, 2012. The dividend was paid on July 31, 2012 and totaled $3,985.

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

Equity Compensation:

During the six-month period ended June 30, 2012, 220,823 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

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

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the six-month period ended June 30, 2012, we issued a total of 1,496,826 common shares pursuant to the DRSPP at a weighted-average price of $5.10 per share and we received $7,595 of net proceeds. As of June 30, 2012, 7,790,756 common shares, in the aggregate, remain available for issuance under the DRSPP.

Common Share Public Offering:

During the six-month period ended June 30, 2012, we issued 6,950,000 common shares in an underwritten public offering. The public offering price was $5.30 per share and we received $34,750 of net proceeds.

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2012 and 2011:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2012	2011	2012	2011
Income (loss) from continuing operations	$(3,570)	$(16,757)	$(107,234)	$(8,417)
(Income) loss allocated to preferred shares	(3,419)	(3,414)	(6,829)	(6,828)
(Income) loss allocated to noncontrolling interests	38	67	93	117

Income (loss) from continuing operations allocable to common shares	(6,951)	(20,104)	(113,970)	(15,128)
Income (loss) from discontinued operations	0	6	0	797

Net income (loss) allocable to common shares	$(6,951)	$(20,098)	$(113,970)	$(14,331)

Weighted-average shares outstanding—Basic	49,902,247	38,055,234	47,026,586	37,340,755
Dilutive securities under the treasury stock method	0	0	0	0

Weighted-average shares outstanding—Diluted	49,902,247	38,055,234	47,026,586	37,340,755

Earnings (loss) per share—Basic:
Continuing operations	$(0.14)	$(0.53)	$(2.42)	$(0.40)
Discontinued operations	0.00	0.00	0.00	0.02

Total earnings (loss) per share—Basic	$(0.14)	$(0.53)	$(2.42)	$(0.38)

Earnings (loss) per share—Diluted:
Continuing operations	$(0.14)	$(0.53)	$(2.42)	$(0.40)
Discontinued operations	0.00	0.00	0.00	0.02

Total earnings (loss) per share—Diluted	$(0.14)	$(0.53)	$(2.42)	$(0.38)

For the three-month and six-month periods ended June 30, 2012, securities convertible into 15,328,251 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three-month and six-month periods ended June 30, 2011, securities convertible into 1,275,244 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of June 30, 2012 and December 31, 2011, we had $347 and $515, respectively, of cash and cash equivalents and $639 and $447, respectively, of restricted cash on deposit at Bancorp. We did not receive any interest income from the Bancorp during the three-month and six-month periods ended June 30, 2012 and 2011. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp under a lease agreement extending through August 2014 at an annual rental expense based upon the amount of square footage occupied. We have a sublease agreement with a third party for the remaining term of our sublease. Rent paid to Bancorp was $53 and $78 for the three-month periods ended June 30, 2012 and 2011, respectively, and was $132 and $162 for the six-month periods ended June 30, 2012 and 2011. Rent received for our sublease was $44 and $43 for the three-month periods ended June 30, 2012 and 2011, respectively, and was $87 and $85 for the six-month periods ended June 30, 2012 and 2011.

NOTE 13: DISCONTINUED OPERATIONS

For the three-month and six-month periods ended June 30, 2011, income (loss) from discontinued operations relates to one real estate property sold since January 1, 2011. There was no income (loss) from discontinued operations during the three-month and six-month periods ended June 30, 2012. The following table summarizes revenue and expense information for real estate properties classified as discontinued operations:

	For the Three-Month Periods Ended June 30, 2011	For the Six-Month Periods Ended June 30, 2011
Revenue:
Rental income	$295	$2,072
Expenses:
Real estate operating expense	223	1,208
General and administrative expense	0	1
Depreciation expense	0	0

Total expenses	223	1,209

Income (loss) before interest and other income	72	863
Interest and other income	0	0

Income (loss) from discontinued operations	72	863
Gain (loss) on sale of assets	(66)	(66)

Total income (loss) from discontinued operations	$6	$797

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

•	creating value through investing in our commercial real estate properties and implementing cost savings programs to help maximize property value over time;

•	sponsoring REITs and other sponsored companies and generating fee income by advising the sponsored companies and broker-dealer activities;

•	managing our leverage to provide risk-adjusted returns for our shareholders; and

•	managing our investment portfolios to reposition non-performing assets, increase our cash flows and ultimately recover the value of our assets over time.

Our success to date in implementing these strategies is demonstrated by the significant asset growth and the asset performance we achieved in the six month period ended June 30, 2012. During the six month period ended June 30, 2012, we originated $242.5 million of commercial real estate loans, had payoffs totaling $115.8 million, resulting in net loan growth of $126.6 million. Our business originating CMBS eligible loans continues to develop as indicated by the loan production of $36.9 million during the six month period ended June 30, 2012. These loans have either been securitized or are awaiting securitization later in 2012. With regards to our owned commercial real estate portfolios, we continue to see improvements in the key measures of their performance: occupancy and rental rates. As a result, the rental income at our owned properties increased to $50.4 million during the six month period ended June 30, 2012 while real estate operating expenses remained relatively consistent. Our asset growth and asset performance resulted in growth in our adjusted funds from operations of $21.7 million and operating income of $9.8 million during the six month period ended June 30, 2012.

While we generated a GAAP net loss allocable to common shares of $114.0 million, or $2.42 per common share-diluted, during the six-month period ended June 30, 2012, we attribute this loss primarily to continued non-cash negative changes in the fair value of various financial instruments relating to our consolidated Taberna securitizations as discussed below. The primary items affecting our performance were the following:

•

Change in fair value of financial instruments. For the six-month period ended June 30, 2012, the net change in fair value of financial instruments decreased net income by $120.1 million. The primary driver of this change in fair value of financial instruments was $137.9 million associated with an increase in the fair value of non-recourse debt, CDO Notes payable, issued by Taberna VIII and Taberna IX and the associated interest rate hedges. This non-cash mark-to-market reduction to earnings was offset by $17.8 million of non-cash mark-to-market increases in the fair value of trading securities and security related receivables.

•

Gains (losses) on debt extinguishments. During the six-month period ended June 30, 2012, we repurchased, from the market, a total of $2.5 million in aggregate principal amount of CDO notes payable issued by our RAIT I CDO securitization. The aggregate purchase price was $0.9 million and we recorded a gain on extinguishment of debt of $1.6 million. See “Liquidity and Capital Resources-Capitalization” below for more information regarding these transactions.

Key Statistics

Set forth below are key statistics relating to our business through June 30, 2012 (dollars in thousands, except per share data):

	As of or For the Three-Month Periods Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Financial Statistics:
Assets under management	$3,642,189	$3,549,029	$3,517,684	$3,633,133	$3,753,290
Debt to equity	2.4 x	2.3 x	2.2 x	2.3 x	2.2 x
Total revenue	$56,347	$54,245	$56,923	$60,089	$58,863
Earnings per share, diluted	$(0.14)	$(2.42)	$(0.39)	$(0.55)	$(0.53)
Funds from operations per share, diluted	$0.01	$(2.25)	$(0.20)	$(0.36)	$(0.34)
Adjusted funds from operations per share, diluted	$0.25	$0.21	$0.30	$0.23	$0.22
Common dividend declared	$0.08	$0.08	$0.06	$0.06	$0.06

Commercial Real Estate (“CRE”) Loan Portfolio (a):
Reported CRE Loans—unpaid principal	$1,072,655	$990,321	$952,997	$1,064,946	$1,122,898
Non-accrual loans—unpaid principal	$73,592	$56,113	$54,334	$91,833	$94,117
Non-accrual loans as a % of reported loans	6.9%	5.7%	5.7%	8.6%	8.4%
Reserve for losses	$35,426	$35,527	$40,565	$50,609	$49,906
Reserves as a % of non-accrual loans	48.1%	63.3%	74.7%	55.1%	53.0%
Provision for losses	$500	$500	$500	$500	$950

CRE Property Portfolio:
Reported investments in real estate, net	$911,128	$887,130	$891,502	$849,232	$851,916
Number of properties owned	58	56	56	48	48
Multifamily units owned	8,014	8,014	8,014	8,014	8,014
Office square feet owned	2,015,524	1,786,860	1,786,860	1,786,860	1,786,908
Retail square feet owned	1,422,298	1,358,257	1,358,257	1,114,250	1,116,171
Parcels of land owned	19.90	19.90	19.90	7.25	7.25

Average physical occupancy data:
Multifamily properties	91.2%	90.4%	88.5%	89.8%	88.6%
Office properties	71.0%	70.7%	69.2%	68.5%	68.8%
Retail properties	70.0%	66.9%	68.0%	68.9%	62.0%

Total	85.2%	85.0%	83.6%	84.5%	83.1%
Average effective rent per unit/square foot (b)
Multifamily (c)	$695	$691	$681	$671	$673
Office (d)	$19.07	$21.53	$20.85	$20.50	$18.39
Retail (d)	$12.44	$10.59	$9.73	$9.55	$6.69

(a)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only and does not include other loans. See Note 3-”Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.
(b)	Based on properties owned as of June 30, 2012.
(c)	Average effective rent is rent per unit per month.
(d)	Average effective rent is rent per square foot per year.

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

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of June 30, 2012 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$692,406	6.3%	Aug. 2012 to Jul. 2022	49
Mezzanine loans	280,651	9.5%	Aug. 2012 to Nov. 2038	87
Preferred equity interests	65,669	9.6%	Mar. 2014 to Aug. 2025	23

Total CRE Loans	1,038,726	7.3%		159
Other loans	53,684	4.5%	Aug. 2012 to Oct. 2016	3

Total investments in loans	$1,092,410	7.2%		162

During the six-month period ended June 30, 2012, our portfolio of commercial real estate loans increased as we originated $242.5 million of new loans partially offset by $115.8 million of loan repayments.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of June 30, 2012:

(a)	Based on book value.

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. The table below describes certain characteristics of our investments in real estate as of June 30, 2012 (dollars in thousands, except average effective rent):

	Investments in Real Estate (a)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	Average Effective Rent (a)
Multi-family real estate properties (b)	$547,230	91.2%	8,014	33	$693
Office real estate properties (c)	240,281	71.0%	2,015,524	11	20.11
Retail real estate properties (c)	76,558	70.0%	1,422,298	4	12.50
Parcels of land	47,059	0%	19.9	10	N/A

Total	$911,128	85.2%		58

(a)	Based on properties owned as of June 30, 2012.
(b)	Average effective rent is rent per unit per month.
(c)	Average effective rent is rent per square foot per year.

We expect this asset category to increase in size as we may find it desirable to protect or enhance our risk-adjusted returns by taking control of properties underlying our commercial real estate loans when restructuring or otherwise exercising our remedies regarding underperforming loans.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of June 30, 2012:

(a)	Based on book value.

Investment in debt securities—TruPS and Subordinated Debentures. Historically, we provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of June 30, 2012, we retained a controlling interest in two such securitizations—Taberna VIII and Taberna IX, which are consolidated entities. We present all of the collateral assets for the debt securities and the related non-recourse securitization financing obligations at fair value in our consolidated financial statements. During 2012, due to the credit performance of the underlying collateral, we received only our senior collateral management fees from these two securitizations. We do not expect to add investments in this asset category for the foreseeable future due to market conditions.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of June 30, 2012 (dollars in thousands):

			Issuer Statistics
Industry Sector	Estimated Fair Value	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$104,684	1.6%	67.3%	4.8x
Office	137,713	7.5%	61.7%	1.7x
Residential Mortgage	46,564	2.7%	81.7%	2.0x
Specialty Finance	89,165	5.1%	85.4%	1.9x
Homebuilders	66,211	7.8%	63.7%	0.6x
Retail	75,581	4.0%	61.6%	1.5x
Hospitality	30,755	6.4%	99.3%	2.9x
Storage	26,005	8.0%	73.1%	4.4x

Total	$576,678	4.6%	70.7%	2.3x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of June 30, 2012:

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

The table and the chart below describe certain characteristics of our real estate-related debt securities as of June 30, 2012 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Book Value
Unsecured REIT note receivables	$31,697	6.7%	4.6	$30,000
CMBS receivables	39,300	5.6%	31.2	84,780
Other securities	10,108	3.5%	33.1	61,045

Total	$81,105	4.9%	27.7	$175,825

(a)	S&P Ratings as of June 30, 2012.

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

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows (dollars in millions):

•

RAIT I—RAIT I has $1.0 billion of total collateral, of which $29.5 million is defaulted. The current overcollateralization, or OC test is passing at 126.4% with an OC trigger of 116.2%. We currently own $43.7 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $43.7 million of the securities we own of RAIT I as collateral for a senior secured note we issued.

•

RAIT II—RAIT II has $829.6 million of total collateral, of which $18.9 million is defaulted. The current OC test is passing at 118.0% with an OC trigger of 111.7%. We currently own $108.5 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $104.0 million of the securities we own of RAIT II as collateral for a senior secured note we issued.

•

Taberna VIII—Taberna VIII has $553.5 million of total collateral, of which $54.0 million is defaulted. The current OC test is failing at 81.9% with an OC trigger of 103.5%. We currently own $40.0 million of the securities that were originally rated investment grade and $93.0 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

Taberna IX—Taberna IX has $593.0 million of total collateral, of which $126.0 million is defaulted. The current OC test is failing at 72.0% with an OC trigger of 105.4%. We currently own $89.0 million of the securities that were originally rated investment grade and $97.5 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

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

The table below summarizes our AUM as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	AUM as of June 30, 2012	AUM as of December 31, 2011
Commercial real estate portfolio (1)	$1,973,599	$1,850,390
U.S. TruPS portfolio (2)	1,668,590	1,667,294

Total	$3,642,189	$3,517,684

(1)	As of June 30, 2012 and December 31, 2011, our commercial real estate portfolio was comprised of $1.0 billion and $0.9 billion of assets collateralizing RAIT I and RAIT II, $911.1 million and $891.5 million, respectively, of investments in real estate and $68.1 million and $23.9 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(2)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I, Taberna VIII, and Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

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

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the three-month periods ended June 30, 2012 and 2011 (in thousands, except share information):

	For the Three-Month Period Ended June 30, 2012		For the Three-Month Period Ended June 30, 2011
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(6,951)	$(0.14)	$(20,098)	$(0.53)
Adjustments:
Real estate depreciation and amortization	7,449	0.15	6,961	0.19
(Gains) losses on the sale of real estate	0	0.00	168	0.00

Funds From Operations	$498	$0.01	$(12,969)	$(0.34)

Adjusted Funds From Operations:
Funds From Operations	$498	$0.01	$(12,969)	$(0.34)
Adjustments:
Change in fair value of financial instruments	11,169	0.23	25,727	0.67
(Gains) losses on debt extinguishment	0	0.00	(3,706)	(0.10)
Capital expenditures, net of direct financing	(535)	(0.01)	(413)	(0.01)
Straight-line rental adjustments	(785)	(0.02)	(922)	(0.02)
Amortization of deferred items and intangible assets	1,516	0.03	763	0.02
Share-based compensation	549	0.01	58	0.00

Adjusted Funds From Operations	$12,412	$0.25	$8,538	$0.22

(1)	Based on 49,902,247 weighted-average shares outstanding-diluted for the three-month period ended June 30, 2012.
(2)	Based on 38,055,234 weighted-average shares outstanding-diluted for the three-month period ended June 30, 2011.

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the six-month periods ended June 30, 2012 and 2011 (in thousands, except share information):

	For the Six-Month Period Ended June 30, 2012		For the Six-Month Period Ended June 30, 2011
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(113,970)	$(2.42)	$(14,331)	$(0.38)
Adjustments:
Real estate depreciation and amortization	14,908	0.31	13,531	0.36
(Gains) losses on the sale of real estate	0	0.00	46	0.00

Funds From Operations	$(99,062)	$(2.11)	$(754)	$(0.02)

Adjusted Funds From Operations:
Funds From Operations	$(99,062)	$(2.11)	$(754)	$(0.02)
Adjustments:
Change in fair value of financial instruments	120,092	2.56	20,116	0.53
(Gains) losses on debt extinguishment	(1,574)	(0.03)	(3,169)	(0.08)
Capital expenditures, net of direct financing	(783)	(0.02)	(775)	(0.02)
Straight-line rental adjustments	(1,091)	(0.02)	(1,687)	(0.05)
Amortization of deferred items and intangible assets	3,042	0.06	1,436	0.04
Share-based compensation	1,106	0.02	317	0.01

Adjusted Funds From Operations	$21,730	$0.46	$15,484	$0.41

(1)	Based on 47,026,586 weighted-average shares outstanding-diluted for the six-month period ended June 30, 2012.
(2)	Based on 37,340,755 weighted-average shares outstanding-diluted for the six-month period ended June 30, 2011.

Adjusted Book Value

Management views adjusted book value as a useful and appropriate supplement to shareholders’ equity and book value. The measure serves as an additional performance measure of our value because it facilitates evaluation of us without the effects of various items that we are required to record in accordance with GAAP but which have limited economic impact on our business. Those adjustments primarily reflect the effect of consolidated securitizations where we do not currently receive cash flows on our retained interests, accumulated depreciation and amortization, the valuation of long-term derivative instruments and a valuation of our recurring collateral and property management fees. Adjusted book value is a non-GAAP financial measurement, and does not purport to be an alternative to reported shareholders’ equity, determined in accordance with GAAP, as a measure of book value. Adjusted book value should be reviewed in connection with shareholders’ equity as set forth in our consolidated balance sheets, to help analyze our value to investors. Adjusted book value may be defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted book value to that of other REITs.

Set forth below is a reconciliation of adjusted book value to shareholders’ equity as of June 30, 2012 (in thousands, except share information):

	As of June 30, 2012
	Amount	Per Share (1)
Total shareholders’ equity	$841,612	$16.87
Liquidation value of preferred shares (2)	(167,025)	(3.35)

Book value	674,587	13.52

Adjustments:
Taberna VIII and Taberna IX securitizations	(547,257)	(10.97)
RAIT I and RAIT II derivative liabilities	79,816	1.60
Accumulated depreciation and amortization	99,333	1.99
Valuation of recurring collateral and property management fees	20,970	0.42

Total adjustments	(347,138)	(6.96)

Adjusted book value	$327,449	$6.56

(1)	Based on 49,905,866 common shares outstanding as of June 30, 2012.
(2)	Based on 2,787,931 Series A preferred shares, 2,271,620 Series B preferred shares, and 1,621,430 Series C preferred shares outstanding as of June 30, 2012, all of which have a liquidation preference of $25.00 per share.

Results of Operations

Three-Month Period Ended June 30, 2012 Compared to the Three-Month Period Ended June 30, 2011

Interest income. Interest income decreased $5.8 million, or 16.8%, to $28.7 million for the three-month period ended June 30, 2012 from $34.5 million for the three-month period ended June 30, 2011. Generally, our interest income has declined, when compared to the three-month period ended June 30, 2011, as a result of a decrease in our average investments in loans and securities. Our average investments in loans and securities declined from $1.6 billion for the three-month period ended June 30, 2011 to $1.5 billion during the three-month period ended June 30, 2012. This decline was primarily caused by:

•	principal repayments of $273.4 million on our investments in loans and $78.7 million from our investments in securities since June 30, 2011 and

•	conversion of $81.4 million of loans to owned real estate since June 30, 2011.

This decline in our investments was offset by new investments totaling $289.1 million since June 30, 2011.

Furthermore, the reduction in interest income is also due to a decrease in the weighted-average interest rates on our investments in loans from 7.7% as of June 30, 2011 to 7.2% as of June 30, 2012. This is due to a broad decrease in interest rates since June 30, 2011 as well as prepayments from loans with higher interest rates since June 30, 2011.

Rental income. Rental income increased $3.4 million to $25.5 million for the three-month period ended June 30, 2012 from $22.1 million for the three-month period ended June 30, 2011. The increase is attributable to $1.2 million of rental income from 10 new properties acquired or consolidated since June 30, 2011, $1.1 million from two properties acquired during the three-months ended June 30, 2011 present for a full quarter of operations, and $1.1 million from improved occupancy and rental rates in 2012 as compared to 2011.

Fee and other income. Fee and other income decreased $0.1 million, or 4.5%, to $2.1 million for the three-month period ended June 30, 2012 from $2.2 million for the three-month period ended June 30, 2011. This reduction is attributable to decreases of $0.3 million in fee income due to reduced exchange activity in our consolidated Taberna securitizations, and $0.3 million in property reimbursement income due to lower expenses at managed properties. These reductions were partially offset by $0.4 million in CMBS conduit income and $0.1 million in other income.

Interest expense. Interest expense decreased $3.1 million, or 13.9%, to $19.2 million for the three-month period ended June 30, 2012 from $22.3 million for the three-month period ended June 30, 2011. The decrease is primarily attributable to repurchases of $35.2 million of our 6.875% convertible senior notes, $19.5 million of our CDO notes payable, and repayment of our $43.0 million senior secured convertible note.

Real estate operating expense. Real estate operating expense decreased $0.3 million to $13.5 million for the three-month period ended June 30, 2012 from $13.8 million for the three-month period ended June 30, 2011. Operating expenses increased by $0.5 million due to the 10 properties acquired or consolidated since June 30, 2011 and by $0.6 million due to the two properties acquired during the three-months ended June 30, 2011 present for a full quarter of operations in 2012. These increases were offset by a reduction of $1.4 million at our other properties driven by lower repairs and maintenance and bad debt expenses.

Compensation expense. Compensation expense decreased $0.5 million, or 8.8%, to $5.2 million for the three-month period ended June 30, 2012 from $5.7 million for the three-month period ended June 30, 2011. This decrease was due to a reduction of salary and benefits of $1.0 million which was partially offset by increased stock compensation expense of $0.5 million.

General and administrative expense. General and administrative expense decreased $0.6 million, or 13.6%, to $3.8 million for the three-month period ended June 30, 2012 from $4.4 million for the three-month period ended June 30, 2011. During the three-month period ended June 30, 2012 we incurred no acquisition expenses which contributed $0.4 million to the decrease. Additionally, we reduced information technology and other expenses by $0.3 million. These decreases were partially offset by $0.1 million in increased professional service fees.

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan portfolios. The provision for losses decreased by $0.5 million for the three-month period ended June 30, 2012 to $0.5 million as compared to $1.0 million for the three-month period ended June 30, 2011. The decrease is attributable to the improved performance of our investment in loans portfolio during 2012 as compared to 2011. As of June 30, 2012 we had $91.9 million of investment in loans on non-accrual, down from $113.6 million of investment in loans on non-accrual as of June 30, 2011. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.4 million to $7.6 million for the three-month period ended June 30, 2012 from $7.2 million for the three-month period ended June 30, 2011. The increase is attributable to $0.2 million of depreciation expense from 10 new properties acquired or consolidated since June 30, 2011, $0.3 million from two properties acquired during the three-months ended June 30, 2011 present for a full quarter of operations, and $0.1 million from our other consolidated properties. These increases were partially offset by a reduction in corporate depreciation of $0.2 million.

Other income (expense). During the three-months ended June 30, 2012, other income (expense) included a one-time accrual of $1.5 million loss associated with a sublease on our New York office space. Based upon the sublease market in New York, we expect to incur a loss on the sublease of our New York office space as our current rental payments will exceed any sublease income we earn.

Gain on assets. During the three-months ended June 30, 2012, gain on assets included a $2.5 million gain on the conversion of two loans to real estate owned property. The fair value of the real estate acquired was $27.4 million and exceeded the $24.9 million carrying amount of our loans.

Change in fair value of financial instruments. During the three-months ended June 30, 2012, the change in fair value of financial instruments reduced our net income by $11.2 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three-Month Period Ended June 30, 2012	For the Three-Month Period Ended June 30, 2011
Change in fair value of trading securities and security-related receivables	$11,712	$2,081
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(11,524)	(6,831)
Change in fair value of derivatives	(11,357)	(20,977)

Change in fair value of financial instruments	$(11,169)	$(25,727)

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

Six-Month Period Ended June 30, 2012 Compared to the Six-Month Period Ended June 30, 2011

Interest income. Interest income decreased $11.3 million, or 16.6%, to $56.7 million for the six-month period ended June 30, 2012 from $68.0 million for the six-month period ended June 30, 2011. Generally, our interest income has declined, when compared to the six-month period ended June 30, 2011, as a result of a decrease in our average investments in loans and securities. Our average investments in loans and securities declined from $1.8 billion for the six-month period ended June 30, 2011 to $1.5 billion during the six-month period ended June 30, 2012. This decline was primarily caused by:

•	principal repayments of $273.4 million on our investments in loans and $78.7 million from our investments in securities since June 30, 2011 and

•	conversion of $81.4 million of loans to owned real estate since June 30, 2011.

This decline in our investments was offset by new investments totaling $289.1 million since June 30, 2011.

Furthermore, the reduction in interest income is also due to a decrease in the weighted-average interest rates on our investments in loans from 7.7% as of June 30, 2011 to 7.2% as of June 30, 2012. This is due to a broad decrease in interest rates since June 30, 2011 as well as prepayments from loans with higher interest rates since June 30, 2011.

Rental income. Rental income increased $7.0 million to $50.4 million for the six-month period ended June 30, 2012 from $43.4 million for the six-month period ended June 30, 2011. The increase is attributable to $1.8 million of rental income from 10 new properties acquired or consolidated since June 30, 2011, $2.8 million from three properties acquired during the six-months ended June 30, 2011 present for a full quarter of operations, and $2.4 million from improved occupancy and rental rates in 2012 as compared to 2011.

Fee and other income. Fee and other income decreased $2.2 million, or 38.6%, to $3.5 million for the six-month period ended June 30, 2012 from $5.7 million for the six-month period ended June 30, 2011. This reduction is attributable to decreases of $1.3 million in fee income due to reduced exchange activity in our consolidated Taberna securitizations, and $0.9 million in property reimbursement income due to lower expenses at managed properties.

Interest expense. Interest expense decreased $7.1 million, or 15.5%, to $38.6 million for the six-month period ended June 30, 2012 from $45.7 million for the six-month period ended June 30, 2011. The decrease is primarily attributable to repurchases of $35.2 million of our 6.875% convertible senior notes, $19.5 million of our CDO notes payable, and repayment of our $43.0 million senior secured convertible note.

Real estate operating expense. Real estate operating expense increased $0.9 million to $27.3 million for the six-month period ended June 30, 2012 from $26.4 million for the six-month period ended June 30, 2011. Operating expenses increased by $0.7 million due to the 10 properties acquired or consolidated since June 30, 2011 and by $1.5 million due to the three properties acquired during the six-months ended June 30, 2011 present for a full two quarters of operations in 2012. These increases were offset by a reduction of $1.3 million at our other properties driven by lower repairs and maintenance and bad debt expenses.

Compensation expense. Compensation expense decreased $1.3 million, or 10.6%, to $11.0 million for the six-month period ended June 30, 2012 from $12.3 million for the six-month period ended June 30, 2011. This decrease was due to a reduction of salary and benefits of $2.1 million which was partially offset by increased stock compensation expense of $0.8 million.

General and administrative expense. General and administrative expense decreased $1.8 million, or 19.1%, to $7.6 million for the six-month period ended June 30, 2012 from $9.4 million for the six-month period ended June 30, 2011. During the six-month period ended June 30, 2012 we incurred no acquisition expenses which contributed $0.7 million to the decrease. Additionally, information technology related expenses declined $0.6 million, professional fees decreased by $0.4 million and insurance expenses decreased by $0.1 million.

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan portfolios. The provision for losses decreased by $1.9 million for the six-month period ended June 30, 2012 to $1.0 million as compared to $2.9 million for the six-month period ended June 30, 2011. The decrease is attributable to the improved performance of our investment in loans portfolio during 2012 as compared to 2011. As of June 30, 2012 we had $91.9 million of investment in loans on non-accrual, down from $113.6 million of investment in loans on non-accrual as of June 30, 2011. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.9 million to $15.3 million for the six-month period ended June 30, 2012 from $14.4 million for the six-month period ended June 30, 2011. The increase is attributable to $0.4 million of depreciation expense from 10 new properties acquired or consolidated since June 30, 2011, $0.8 million from three properties acquired during the six-months ended June 30, 2011 present for a full two quarters of operations, and $0.1 million from our other consolidated properties. These increases were partially offset by a reduction in corporate depreciation of $0.4 million.

Other income (expense). During the six-months ended June 30, 2012, other income (expense) included a one-time accrual of $1.5 million loss associated with a sublease on our New York office space. Based upon the sublease market in New York, we expect to incur a loss on the sublease of our New York office space as our current rental payments will exceed any sublease income we earn.

Gain on assets. During the six-months ended June 30, 2012, gain on assets included a $2.5 million gain on the conversion of two loans to real estate owned property. The fair value of the real estate acquired was $27.4 million and exceeded the $24.9 million carrying amount of our loans.

Gains on extinguishment of debt. Gains on extinguishment of debt during the six-month period ended June 30, 2012 are attributable to the repurchase of $2.5 million principal amount of RAIT I debt notes from the market for $0.9 million of cash, resulting in gains on extinguishment of debt of $1.6 million.

Change in fair value of financial instruments. During the six-months ended June 30, 2012, the change in fair value of financial instruments reduced our net income by $120.1 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Six-Month Period Ended June 30, 2012	For the Six-Month Period Ended June 30, 2011
Change in fair value of trading securities and security-related receivables	$17,844	$18,635
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(119,828)	(13,862)
Change in fair value of derivatives	(18,108)	(24,899)

Change in fair value of financial instruments	$(120,092)	$(20,116)

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $44.3 million as of June 30, 2012;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings, including our CMBS facilities and loan participations; and

•	proceeds from future offerings of our common and preferred shares, including pursuant to the DRSPP and ATM.

Cash Flows

As of June 30, 2012 and 2011, we maintained cash and cash equivalents of approximately $44.3 million and $24.6 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six-Month Periods Ended June 30
	2012	2011
Cash flow from operating activities	$7,345	$(38)
Cash flow from investing activities	60,209	10,300
Cash flow from financing activities	(53,009)	(12,853)

Net change in cash and cash equivalents	14,545	(2,591)
Cash and cash equivalents at beginning of period	29,720	27,230

Cash and cash equivalents at end of period	$44,265	$24,639

Our principal source of net cash inflow historically has been our investing activities. The increase in cash inflows during the six-month period ended June 30, 2012 as compared to the same period in 2011 was substantially due to the use of restricted cash to repay the most senior note holders of a consolidated securitization. This was offset by cash outflows as new investments in loans of $242.5 million exceeded loan repayments of $115.8 million for the six-month period ended June 30, 2012. During the six-month period ended June 30, 2011, proceeds from loan repayments of $57.6 million outpaced new investment in loans of $50.8 million.

Cash flow from operating activities for the six-month period ended June 30, 2012, as compared to the same period in 2011, has increased due to reduced interest expense and the timing of payments for various accounts payable and accrued liabilities. This was partially offset by an increase in other assets, including prepaid expenses for insurance and real estate taxes, as the size of our portfolio of real estate properties has grown.

The cash outflow from our financing activities during the six-month period ended June 30, 2012 is primarily due to the repayments and repurchases of our CDO notes payable. The cash outflows were partially offset by the inflows from repurchase agreements and the underwritten public offering of our common shares during the six-month period ended June 30, 2012.

Capitalization

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of June 30, 2012 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$108,827	7.0%	Apr. 2031
Secured credit facility	9,033	9,033	3.0%	Dec. 2016
Junior subordinated notes, at fair value (2)	38,052	22,450	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037
CMBS facilities	18,820	18,820	2.7%	Nov. 2012 to Oct. 2013

Total recourse indebtedness (3)	206,005	184,230	6.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,309,528	1,306,977	0.7%	2045 to 2046
CDO notes payable, at fair value (2)(4)(6)	1,022,664	159,077	1.1%	2037 to 2038
Loans payable on real estate	135,074	135,074	5.6%	Sept. 2015 to May 2021

Total non-recourse indebtedness	2,467,266	1,601,128	1.1%

Total indebtedness	$2,673,271	$1,785,358	1.5%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $100.0 million with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1.8 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1.1 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of June 30, 2012 was $867.5 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the six-month period ended June 30, 2012 is as follows:

Recourse Indebtedness

6.875% convertible senior notes. In April 2012, we redeemed all of our outstanding 6.875% convertible senior notes for cash.

7.0% convertible senior notes. The 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 134.9870 common shares per $1.0 million principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $7.41 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

Secured credit facility. As of June 30, 2012, we have $9.0 million outstanding under our secured credit facility, which is payable in December 2016 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

CMBS facilities. We maintain CMBS facilities with two investment banks with total borrowing capacity of $250.0 million. The CMBS facilities are repurchase agreements that provide for margin calls in the event the CMBS eligible loans financed by the facilities change in value. As of June 30, 2012 we had $18.8 million of outstanding borrowings under the CMBS facilities that financed $26.1 million of CMBS eligible loans. As of June 30, 2012, $231.2 million in aggregate principal amount remained available under the CMBS facilities.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of June 30, 2012.

During the six-month period ended June 30, 2012, we repurchased, from the market, a total of $2.5 million in aggregate principal amount of CDO notes payable issued by our RAIT I CDO securitization. The aggregate purchase price was $0.9 million and we recorded a gain on extinguishment of debt of $1.6 million.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the six-month period ended June 30, 2012, $83.3 million of restricted cash, including cash flow that was re-directed from our retained interests in these CDOs, was used to repay the most senior holders of our CDO notes payable.

Preferred Shares

Dividends:

On January 24, 2012, our board of trustees declared a first quarter 2012 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on April 2, 2012 to holders of record on March 1, 2012 and totaled $3.4 million.

On May 1, 2012, our board of trustees declared a second quarter 2012 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on July 2, 2012 to holders of record on June 1, 2012 and totaled $3.4 million.

On July 24, 2012, our board of trustees declared a third quarter 2012 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends will be paid on October 1, 2012 to holders of record on September 4, 2012.

At Market Issuance Sales Agreement (ATM):

On May 21, 2012, we entered into an At Market Issuance Sales Agreement, or ATM, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the ATM, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to 2,000,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share, or the Series A Preferred Shares, up to 2,000,000 shares of our 8.375% Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share, or the Series B Preferred Shares, and up to 2,000,000 shares of our 8.875% Series C Cumulative Redeemable Preferred Shares, par value $0.01 per share, or the Series C Preferred Shares.

During the period from the effective date of the ATM through June 30, 2012, we issued a total of 27,931 Series A Preferred Shares pursuant to the ATM at a weighted-average price of $20.37 per share and we received $0.6 million of net proceeds. During the period from the effective date of the ATM through June 30, 2012, we issued a total of 13,320 Series B Preferred Shares pursuant to the ATM at a weighted-average price of $21.32 per share and we received $0.3 million of net proceeds. During the period from the effective date of the ATM through June 30, 2012, we issued a total of 21,430 Series C Preferred Shares pursuant to the ATM at a weighted-average price of $22.39 per share and we received $0.5 million of net proceeds. From July 1, 2012 through August 1, 2012, we issued a total of 8,069 Series A Preferred Shares pursuant to the ATM at a weighted-average price of $20.30 per share and we received $0.2 million of net proceeds. From July 1, 2012 through August 1, 2012, we issued a total of 10,680 Series B Preferred Shares pursuant to the ATM at a weighted-average price of $21.34 per share and we received $0.2 million of net proceeds. From July 1, 2012 through August 1, 2012, we issued a total of 18,570 Series C Preferred Shares pursuant to the ATM at a weighted-average price of $22.34 per share and we received $0.4 million of net proceeds. After reflecting the preferred shares issued through August 1, 2012, 1,964,000, 1,976,000, and 1,960,000 of Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the ATM.

Common Shares

Dividends:

On February 29, 2012, the board of trustees declared a $0.08 dividend on our common shares to holders of record as of March 28, 2012. The dividend was paid on April 27, 2012 and totaled $4.0 million.

On June 21, 2012, the board of trustees declared a $0.08 dividend on our common shares to holders of record as of July 11, 2012. The dividend was paid on July 31, 2012 and totaled $4.0 million.

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

Equity Compensation:

During the six-month period ended June 30, 2012, 220,823 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

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

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the six-month period ended June 30, 2012, we issued a total of 1,496,826 common shares pursuant to the DRSPP at a weighted-average price of $5.10 per share and we received $7.6 million of net proceeds. As of June 30, 2012, 7,790,756 common shares, in the aggregate, remain available for issuance under the DRSPP.

Common Share Public Offering:

During the six-month period ended June 30, 2012, we issued 6,950,000 common shares in an underwritten public offering. The public offering price was $5.30 per share and we received $34.8 million of net proceeds.

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

There have been no material changes in quantitative and qualitative market risks during the six-month period ended June 30, 2012 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2011. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 2, 2012, the compensation committee of our board of trustees, or the compensation committee, approved an amendment and restatement of the employment agreement between RAIT Financial Trust and James J. Sebra, RAIT’s chief financial officer and treasurer, or the Sebra agreement, and Mr. Sebra and we entered into the Sebra agreement. The Sebra agreement amends Mr. Sebra’s employment agreement to, among other things, remove the tax gross-up provision relating to “parachute payments,” as defined in Section 280G of the Internal Revenue Code of 1986, as amended, or parachute payments, reflect his prior promotion to serve as RAIT’s chief financial officer and treasurer, modify the calculation of termination payments to be made to Mr. Sebra in specified circumstances, and expand the definition of a “competing business” subject to the non-compete covenant and reduce the term thereof and make changes necessary or advisable to comply with Section 409A of the Internal Revenue Code of 1986.

As of August 2, 2012, the compensation committee approved the an amendment to the employment agreement between RAIT Financial Trust and Ken R. Frappier, RAIT’s executive vice president-portfolio and risk management, or the Frappier amendment, and Mr. Frappier and we entered into the Frappier amendment. The Frappier amendment amends Mr. Frappier’s employment agreement to modify the definition of disability to reference RAIT’s long term disability plan and to modify the amounts payable in the event of any such termination.

The foregoing descriptions of the Sebra agreement and the Frappier amendment do not purport to be complete and are qualified in their entirety by reference to the full text of these agreements filed as Exhibits 10.4 and 10.5 hereto, respectively, and incorporated herein by reference.

The disclosure below is intended to satisfy any obligation of ours to provide disclosure pursuant to Item 5.03-“Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” of Form 8-K.

On August 2, 2012, RAIT filed a Certificate of Correction, or the Certificate of Correction, with the Department of Assessments and Taxation of the State of Maryland regarding RAIT’s 7.75% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share, or the Series A Preferred Shares, RAIT’s 8.375% Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share, or the Series B Preferred Shares, and RAIT’s 8.875% Series C Cumulative Redeemable Preferred Shares, par value $0.01 per share, together with the Series A Preferred Shares and Series B Preferred Shares, the Preferred Shares. The Certificate of Correction clarifies that any dividend payable on any Preferred Shares issued on or after May 21, 2012 and on or prior to the next succeeding record date after such issuance of any dividend declared on such Preferred Shares shall receive the full dividend declared for such record date without pro ration.

The foregoing description of the Certificate of Correction is qualified in its entirety by reference to the Certificate of Correction, a copy of which is filed herewith as Exhibit 3.1.11 to this report and is incorporated herein by reference.

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

RAIT FINANCIAL TRUST (Registrant)

Date: August 3, 2012	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chairman of the Board, Chief Executive Officer and President
(On behalf of the registrant and as its Principal Executive Officer)

Date: August 3, 2012	By:	/s/ James J. Sebra
James J. Sebra, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles of Amendment to Amended and Restated Declaration of Trust. (6)

3.1.6	Articles Supplementary (the “Series A Articles Supplementary”) relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”). (7)

3.1.7	Certificate of Correction to the Series A Articles Supplementary. (7)

3.1.8	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”). (8)

3.1.9	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series C Preferred Shares”). (9)

3.1.10	Articles Supplementary, dated May 21, 2012 relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (10)

3.1.11	Certificate of Correction, dated August 2, 2012 relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. *

3.2	By-laws. (11)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (6)

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. (12)

4.3	Form of Certificate for 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (8)

4.4	Form of Certificate for 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (9)

4.5	Indenture dated as of April 18, 2007 among RAIT Financial Trust, as issuer, or RAIT, RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (13)

4.6	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (13)

4.7	Base Indenture dated as of March 21, 2011 between RAIT Financial Trust, as issuer, and Wells Fargo Bank, National Association., as trustee. (14)

4.8	Supplemental Indenture dated as of March 21, 2011 between RAIT Financial Trust, as issuer, and Wells Fargo Bank, National Association., as trustee. (14)

4.9	Indenture dated as of October 5, 2011 between RAIT and Wilmington Trust, National Association, as trustee. (15)

10.1	Form of Letter Agreement between RAIT and each of its Non-Management Trustees dated as of January 24, 2012. (16)

10.2	IAP Form of Share Appreciation Rights Award Agreement adopted January 24, 2012. (16)

10.3	RAIT Financial Trust 2012 Incentive Award Plan, as Amended and Restated May 22, 2012. (10)

10.4	Employment Agreement dated as of August 2, 2012 between RAIT and James J. Sebra.*

10.5	August, 2012 Amendment dated as of August 2, 2012 to First Amended and Restated Employment Agreement between RAIT and Ken R. Frappier.*

12.1	Statements regarding computation of ratios as of June 30, 2012.*

31.1	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.*

31.2	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350.*

Exhibit Number	Description of Documents

32.2	Certification Pursuant to 18 U.S.C. Section 1350.*

99.1	Material U.S. Federal Income Tax Considerations. (17)

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on

Form 10-Q for the period ended June 30, 2012 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2012 and 2011; (ii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three-month and six-month periods ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements. The information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

*	Filed herewith
(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July, 1 2011 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 8, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 25, 2012 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No. 1-14760).
(16)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 26, 2012 (File No. 1-14760).
(17)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2012 (File No. 1-14760).