Form 10-Q
period 2012-09-30
RAIT Financial Trust
filed 2012-11-06
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

A total of 49,913,142 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of November 5, 2012.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of September 30, 2012	As of December 31, 2011
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,046,442	$996,363
Allowance for losses	(32,738)	(46,082)

Total investments in mortgages and loans	1,013,704	950,281
Investments in real estate, net of accumulated depreciation of $90,149 and $69,372, respectively	906,487	891,502
Investments in securities and security-related receivables, at fair value	655,017	647,461
Cash and cash equivalents	40,719	29,720
Restricted cash	114,804	278,607
Accrued interest receivable	43,751	39,455
Other assets	45,863	39,771
Deferred financing costs, net of accumulated amortization of $14,753 and $11,613, respectively	19,988	23,178
Intangible assets, net of accumulated amortization of $2,757 and $2,337, respectively	2,209	2,629

Total assets	$2,842,542	$2,902,604

Liabilities and Equity
Indebtedness (including $196,870 and $144,956 at fair value, respectively)	$1,773,204	$1,748,274
Accrued interest payable	25,156	22,541
Accounts payable and accrued expenses	26,850	20,825
Derivative liabilities	162,341	181,499
Deferred taxes, borrowers’ escrows and other liabilities	21,360	15,371

Total liabilities	2,008,911	1,988,510
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,760,000 shares authorized, 2,796,000 and 2,760,000 shares issued and outstanding	28	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,282,300 and 2,258,000 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,000 and 1,600,000 shares issued and outstanding	16	16
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 49,910,683 and 41,289,566 issued and outstanding	1,490	1,236
Additional paid in capital	1,780,929	1,735,969
Accumulated other comprehensive income (loss)	(103,510)	(118,294)
Retained earnings (deficit)	(849,124)	(708,671)

Total shareholders’ equity	829,852	910,307
Noncontrolling interests	3,779	3,787

Total equity	833,631	914,094

Total liabilities and equity	$2,842,542	$2,902,604

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2012	2011	2012	2011
Revenue:
Interest income	$30,358	$33,549	$87,059	$101,590
Rental income	26,412	23,635	76,783	67,063
Fee and other income	3,557	2,905	7,077	8,578

Total revenue	60,327	60,089	170,919	177,231
Expenses:
Interest expense	18,367	22,689	56,953	68,384
Real estate operating expense	14,254	14,563	41,538	40,971
Compensation expense	6,031	6,898	17,015	19,179
General and administrative expense	3,790	4,042	11,398	13,441
Provision for losses	500	500	1,500	3,400
Depreciation and amortization expense	7,939	7,300	23,233	21,668

Total expenses	50,881	55,992	151,637	167,043

Operating Income	9,446	4,097	19,282	10,188
Other income (expense)	52	145	(1,386)	295
Gains (losses) on assets	0	1,455	2,529	3,434
Gains (losses) on extinguishment of debt	0	11,371	1,574	14,540
Change in fair value of financial instruments	(24,177)	(34,997)	(144,269)	(55,113)

Income (loss) before taxes and discontinued operations	(14,679)	(17,929)	(122,270)	(26,656)
Income tax benefit (provision)	(292)	158	65	468

Income (loss) from continuing operations	(14,971)	(17,771)	(122,205)	(26,188)
Income (loss) from discontinued operations	0	(50)	0	747

Net income (loss)	(14,971)	(17,821)	(122,205)	(25,441)
(Income) loss allocated to preferred shares	(3,476)	(3,407)	(10,305)	(10,235)
(Income) loss allocated to noncontrolling interests	61	59	154	176

Net income (loss) allocable to common shares	$(18,386)	$(21,169)	$(132,356)	$(35,500)

Earnings (loss) per share—Basic:
Continuing operations	$(0.37)	$(0.55)	$(2.76)	$(0.96)
Discontinued operations	0.00	0.00	0.00	0.02

Total earnings (loss) per share—Basic	$(0.37)	$(0.55)	$(2.76)	$(0.94)

Weighted-average shares outstanding—Basic	49,908,051	38,771,022	47,994,085	37,822,750

Earnings (loss) per share—Diluted:
Continuing operations	$(0.37)	$(0.55)	$(2.76)	$(0.96)
Discontinued operations	0.00	0.00	0.00	0.02

Total earnings (loss) per share—Diluted	$(0.37)	$(0.55)	$(2.76)	$(0.94)

Weighted-average shares outstanding—Diluted	49,908,051	38,771,022	47,994,085	37,822,750

Distributions declared per common share	$0.09	$0.06	$0.25	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2012	2011	2012	2011
Net income (loss)	$(14,971)	$(17,821)	$(122,205)	$(25,441)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(3,420)	(18,332)	(11,600)	(31,526)
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income (loss)	8,645	0	26,495	(8)
Realized (gains) losses on interest rate hedges reclassified to earnings	(14)	10,748	(111)	32,884
Change in fair value of available-for-sale securities	0	(12)	0	171

Total other comprehensive income (loss)	5,211	(7,596)	14,784	1,521

Comprehensive income (loss) before allocation to noncontrolling interests	(9,760)	(25,417)	(107,421)	(23,920)
Allocation to noncontrolling interests	61	59	154	176

Comprehensive income (loss)	$(9,699)	$(25,358)	$(107,267)	$(23,744)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine-Month Periods Ended September 30
	2012	2011
Operating activities:
Net income (loss)	$(122,205)	$(25,441)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	1,500	3,400
Share-based compensation expense	1,656	395
Depreciation and amortization	23,233	21,668
Amortization of deferred financing costs and debt discounts	5,249	3,582
Accretion of discounts on investments	(1,289)	(1,940)
(Gains) losses on assets	(2,529)	(3,434)
(Gains) losses on extinguishment of debt	(1,574)	(14,540)
Change in fair value of financial instruments	144,269	55,113
Other items	0	(8)
Changes in assets and liabilities:
Accrued interest receivable	(4,697)	(4,300)
Other assets	(7,028)	(5,828)
Accrued interest payable	(27,618)	(28,814)
Accounts payable and accrued expenses	5,801	487
Deferred taxes, borrowers’ escrows and other liabilities	(2,360)	(1,619)

Cash flow from operating activities	12,408	(1,279)
Investing activities:
Proceeds from sales of other securities	15,243	12,793
Purchase and origination of loans for investment	(264,410)	(79,632)
Principal repayments on loans	175,999	128,709
Investments in real estate	(10,073)	(22,546)
Proceeds from the dispositions of real estate	0	65,750
Business acquisition	0	(2,578)
(Increase) Decrease in restricted cash	173,722	(62,976)

Cash flow from investing activities	90,481	39,520
Financing activities:
Repayments on secured credit facility and loans payable on real estate	(2,347)	(46,266)
Proceeds from loans payable on real estate	0	37,400
Repayments and repurchase of CDO notes payable	(108,689)	(28,758)
Proceeds from issuance of 7.0% convertible senior notes	0	115,000
Repayments and repurchase of 6.875% convertible senior notes	(3,582)	(119,320)
Proceeds from repurchase agreements	22,291	0
Repayments of repurchase agreements	(22,291)	0
Issuance (acquisition) of noncontrolling interests	146	3,581
Payments for deferred costs	(240)	(7,080)
Preferred share issuance, net of costs incurred	1,997	0
Common share issuance, net of costs incurred	41,550	25,413
Distributions paid to preferred shareholders	(10,242)	(10,235)
Distributions paid to common shareholders	(10,483)	(5,513)

Cash flow from financing activities	(91,890)	(35,778)

Net change in cash and cash equivalents	10,999	2,463
Cash and cash equivalents at the beginning of the period	29,720	27,230

Cash and cash equivalents at the end of the period	$40,719	$29,693

Supplemental cash flow information:
Cash paid for interest	$18,109	$24,771
Cash paid (refunds received) for taxes	(422)	63
Non-cash increase in investments in real estate from the conversion of loans	27,400	78,300
Non-cash decrease in indebtedness from conversion to shares or debt extinguishments	(1,574)	(16,246)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

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

2)	Rental income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multi-family real estate properties, rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, rental income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, (c) providing property management services to third parties, (d) providing securities brokerage services or other broker-dealer related services, and (e) funding CMBS eligible loans for sale into unaffiliated CMBS securitizations. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated.

During the three-month periods ended September 30, 2012 and 2011, we received $1,232 and $1,308, respectively, of earned asset management fees associated with consolidated CDOs, of which we eliminated $897 and $919, respectively, of management fee income.

During the nine-month periods ended September 30, 2012 and 2011, we received $3,744 and $3,908, respectively, of earned asset management fees associated with consolidated CDOs, of which we eliminated $2,772 and $2,802, respectively, of management fee income.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

credit quality and market liquidity. These adjustments are applied on a consistent basis and are based on observable inputs where available. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions.

j. Income Taxes

RAIT, Taberna Realty Finance Trust, or Taberna, and Independence Realty Trust, Inc., or IRT, have each elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Accordingly, we generally will not be subject to U.S. federal income tax to the extent of our dividends to shareholders and as long as certain asset, income and share ownership tests are met. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax, which could have a material adverse impact on our results of operations and amounts available for dividends to our shareholders. Management believes that all of the criteria to maintain RAIT’s, Taberna’s, and IRT’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of September 30, 2012:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$699,683	$(26,829)	$672,854	47	6.7%	Nov. 2012 to Oct. 2022
Mezzanine loans	277,611	(4,813)	272,798	86	9.3%	Nov. 2012 to Nov. 2038
Preferred equity interests	64,753	(1,052)	63,701	15	9.7%	Mar. 2014 to Aug. 2025

Total CRE Loans	1,042,047	(32,694)	1,009,353	148	7.5%
Other loans	38,600	109	38,709	2	4.9%	Nov. 2012 to Oct. 2016

Total Loans	$1,080,647	$(32,585)	$1,048,062	150	7.4%

Deferred fees	(1,620)	0	(1,620)

Total investments in loans	$1,079,027	$(32,585)	$1,046,442

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.

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

During the nine-month period ended September 30, 2012, we completed the conversion of two commercial real estate loans with a carrying value of $24,871 to real estate owned property and we recorded a gain on asset of $2,529 as the value of the real estate exceeded the carrying amount of the converted loans. During the nine-month period ended September 30, 2011, we completed the conversion of three commercial real estate loans with a carrying value of $85,114 to real estate owned property and we charged off $6,814 to the allowance for losses as the carrying amount exceeded the fair value of the real estate properties. See Note 5.

The following table summarizes the delinquency statistics of our commercial real estate loans as of September 30, 2012 and December 31, 2011:

Delinquency Status	As of September 30, 2012	As of December 31, 2011
30 to 59 days	$200	$3,500
60 to 89 days	0	0
90 days or more	54,280	16,857
In foreclosure or bankruptcy proceedings	12,225	10,320

Total	$66,705	$30,677

As of September 30, 2012 and December 31, 2011, approximately $70,419 and $54,334, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 8.4% and 9.8%. As of September 30, 2012 and December 31, 2011, one Other loan with a carrying amount of approximately $18,462 and $19,501, respectively, was on non-accrual status and had a weighted-average interest rate of 7.2%.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans, and other loans for the three-month periods ended September 30, 2012 and 2011:

	For the Three-Month Period Ended September 30, 2012	For the Three-Month Period Ended September 30, 2011
Beginning balance	$39,877	$57,866
Provision	500	500
Charge-offs, net of recoveries	(7,639)	(2,240)

Ending balance	$32,738	$56,126

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans, and other loans for the nine-month periods ended September 30, 2012 and 2011:

	For the Nine-Month Period Ended September 30, 2012	For the Nine-Month Period Ended September 30, 2011
Beginning balance	$46,082	$69,691
Provision	1,500	3,400
Charge-offs, net of recoveries	(14,844)	(16,965)

Ending balance	$32,738	$56,126

As of September 30, 2012 and December 31, 2011, we identified 15 and 19 commercial mortgages, mezzanine loans and other loans with unpaid principal balances of $50,506 and $87,977 as impaired.

The average unpaid principal balance of total impaired loans was $60,275 and $118,164 during the three-month periods ended September 30, 2012 and 2011 and $72,485 and $134,585 during the nine-month periods ended September 30, 2012 and 2011. We recorded interest income from impaired loans of $65 and $2 for the three-month periods ended September 30, 2012 and 2011. We recorded interest income from impaired loans of $127 and $526 for the nine-month periods ended September 30, 2012 and 2011.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring, or TDR, under FASB ASC Topic 310, “Receivables”. During the nine-month period ended September 30, 2012, we have determined that there were no modifications to any commercial real estate loans that constituted a TDR. As of September 30, 2012, there were no TDRs that subsequently defaulted.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of September 30, 2012:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS	$637,376	$(146,475)	$490,901	4.2%	21.8
Other securities	11,298	(11,298)	0	4.9%	40.1

Total trading securities	648,674	(157,773)	490,901	4.2%	22.1
Available-for-sale securities	3,600	(3,598)	2	2.2%	30.1
Security-related receivables
TruPS receivables	111,025	(23,668)	87,358	6.5%	10.2
Unsecured REIT note receivables	30,000	2,543	32,543	6.7%	4.4
CMBS receivables (2)	84,077	(42,233)	41,844	5.6%	30.9
Other securities	38,453	(36,084)	2,369	2.8%	37.7

Total security-related receivables	263,555	(99,442)	164,114	5.7%	20.2

Total investments in securities	$915,829	$(260,813)	$655,017	4.6%	21.7

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $8,159 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $25,141 that are rated “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $7,706 that are rated “CCC” by Standard & Poor’s and securities with a fair value totaling $838 that are rated “D” by Standard & Poor’s.

A substantial portion of our gross unrealized losses is greater than 12 months.

The following table summarizes our investments in securities as of December 31, 2011:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS and subordinated debentures	$637,376	$(155,640)	$481,736	4.3%	22.6
Other securities	11,020	(11,020)	0	4.6%	40.9

Total trading securities	648,396	(166,660)	481,736	4.3%	22.9
Available-for-sale securities	3,600	(3,598)	2	2.2%	30.9
Security-related receivables
TruPS and subordinated debenture receivables	111,199	(28,336)	82,863	6.5%	11.0
Unsecured REIT note receivables	30,000	66	30,066	6.7%	5.1
CMBS receivables (2)	86,443	(51,326)	35,117	5.6%	31.7
Other securities	53,168	(35,491)	17,677	4.0%	28.9

Total security-related receivables	280,810	(115,087)	165,723	5.8%	20.1

Total investments in securities	$932,806	$(285,345)	$647,461	4.7%	22.2

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $7,204 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $21,414 that are rated between “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $5,517 that are rated “CCC” by Standard & Poor’s, and securities with a fair value totaling $982 that are rated “D” by Standard & Poor’s.

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

The following table summarizes the non-accrual status of our investments in securities:

	As of September 30, 2012			As of December 31, 2011
	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$83,557	1.9%	$5,801	$83,557	1.9%	$5,766
Other securities	34,739	3.3%	2	34,240	3.3%	2
CMBS receivables	31,373	5.9%	839	32,462	5.9%	915

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of September 30, 2012 and December 31, 2011, investment in securities of $748,401 and $748,575 in principal amount of TruPS and subordinated debentures, and $101,756 and $104,122, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	As of September 30, 2012		As of December 31, 2011
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family real estate properties	$596,394	33	$591,915	33
Office real estate properties	271,034	11	251,303	10
Retail real estate properties	81,739	4	71,405	3
Parcels of land	47,469	10	46,251	10

Investment in real estate	996,636	58	960,874	56
Less: Accumulated depreciation and amortization	(90,149)		(69,372)

Investments in real estate, net	$906,487		$891,502

As of September 30, 2012, our investments in real estate of $996,636 are financed through $134,772 of mortgages held by third parties and $828,822 of mortgages held by our consolidated securitizations. Together, along with commercial real estate loans held by these securitizations, these mortgages serve as collateral for the CDO notes payable issued by our consolidated securitizations. All intercompany balances and interest charges are eliminated in consolidation.

Acquisitions:

During the nine-month period ended September 30, 2012, we converted two loans with a carrying value of $24,888, relating to one office property and one retail property, to owned real estate. Upon conversion, we recorded the investment in real estate acquired including any related working capital at fair value of $27,400.

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the two properties acquired during the nine-month period ended September 30, 2012, on the respective date of each conversion, for the real estate accounted for under FASB ASC Topic 805.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

During the nine-month period ended September 30, 2012, these investments contributed revenue of $1,888 and a net income allocable to common shares of $789. During the nine-month period ended September 30, 2012, we did not incur any third-party acquisition-related costs.

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

Description	For the Nine-Month Period Ended September 30, 2012	For the Nine-Month Period Ended September 30, 2011
Total revenue, as reported	$170,919	$177,231
Pro forma revenue	172,771	180,873
Net income (loss) allocable to common shares, as reported	(132,356)	(35,500)
Pro forma net income (loss) allocable to common shares	(131,663)	(34,373)

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

Subsequent to September 30, 2012, we completed the acquisition of one multi-family real estate property consisting of 192 units for a purchase price of $15,750. We obtained a first mortgage from a third party lender that has a principal balance of $10,238, matures in November 2022, and has a fixed interest rate of 3.59%. We are completing the process of estimating the fair value of the assets acquired.

Dispositions:

During the nine-month period ended September 30, 2012, we did not dispose of any real estate properties.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of September 30, 2012:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$109,229	7.0%	Apr. 2031
Secured credit facility	8,564	8,564	3.0%	Dec. 2016
Junior subordinated notes, at fair value (2)	38,052	22,450	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.9%	Apr. 2037

Total recourse indebtedness (3)	186,716	165,343	5.9%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,300,382	1,298,640	0.6%	2045 to 2046
CDO notes payable, at fair value (2)(4)(6)	1,016,287	174,422	1.1%	2037 to 2038
Loans payable on real estate	134,799	134,799	5.6%	Sept. 2015 to May 2021

Total non-recourse indebtedness	2,451,468	1,607,861	1.1%

Total indebtedness	$2,638,184	$1,773,204	1.5%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $100,000 with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1,762,708 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1,125,101 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of September 30, 2012 was $854,525. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2011:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$107,868	7.0%	Apr. 2031
6.875% convertible senior notes (2)	3,582	3,735	6.9%	Apr. 2027
Secured credit facilities	9,954	9,954	3.2%	Dec. 2016
Junior subordinated notes, at fair value (3)	38,052	22,450	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness (4)	191,688	169,107	6.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,320,904	1,320,904	0.7%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	1,104,084	122,506	1.1%	2037 to 2038
Loans payable on real estate	135,757	135,757	5.6%	Sept. 2015 to May 2021

Total non-recourse indebtedness	2,560,745	1,579,167	1.1%

Total indebtedness	$2,752,433	$1,748,274	1.5%

(1)	Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 6.875% convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $100,000 which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1,669,207 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $1,159,375 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2011 was $855,316. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the nine-month period ended September 30, 2012 is as follows:

Recourse Indebtedness

6.875% convertible senior notes. In April 2012, we redeemed all of our outstanding 6.875% convertible senior notes for cash.

7.0% convertible senior notes. The 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 137.3460 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $7.28 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

Secured credit facility. As of September 30, 2012, we have $8,564 outstanding under our secured credit facility, which is payable in December 2016 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

CMBS facilities. We maintain CMBS facilities with two investment banks with total borrowing capacity of $250,000. The CMBS facilities are repurchase agreements that provide for margin calls in the event the CMBS eligible loans financed by the facilities change in value. As of September 30, 2012 we had no outstanding borrowings under the CMBS facilities.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of September 30, 2012.

During the nine-month period ended September 30, 2012, we repurchased, from the market, a total of $2,500 in aggregate principal amount of CDO notes payable issued by our RAIT I CDO securitization. The aggregate purchase price was $926 and we recorded a gain on extinguishment of debt of $1,574.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the nine-month period ended September 30, 2012, $87,797 of restricted cash, including cash flow that was re-directed from our retained interests in these CDOs, was used to repay the most senior holders of our CDO notes payable.

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of September 30, 2012, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012		As of December 31, 2011
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$1,117,220	$(162,341)	$1,570,787	$(181,499)
Interest rate caps	36,000	1,026	36,000	1,360

Net fair value	$1,153,220	$(161,315)	$1,606,787	$(180,139)

During the period October 1, 2012 through December 31, 2012, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $15,000 and a weighted average strike rate of 5.25% as of September 30, 2012, will terminate in accordance with their terms. We expect the cash outflow that we will save associated with these derivatives and from the derivatives that terminated during the three-month period ended September 30, 2012 will be $250 during the remainder of 2012.

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $8,645 and $10,748 to earnings for the three-month periods ended September 30, 2012 and 2011 and $26,495 and $32,884 for the nine-month periods ended September 30, 2012 and 2011.

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. As of September 30, 2012, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $561,151 and had a liability balance with a fair value of $86,532. See Note 8: “Fair Value of Financial Instruments” for the changes in value of these hedges during the three-month and nine-month periods ended September 30, 2012 and 2011. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

Amounts reclassified to earnings associated with effective cash flow hedges are reported in interest expense and the fair value of these hedge agreements is included in other assets or derivative liabilities.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

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

The following table summarizes the carrying amount and the fair value of our financial instruments as of September 30, 2012:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,046,442	$1,035,913
Investments in securities and security-related receivables	655,016	655,016
Cash and cash equivalents	40,719	40,719
Restricted cash	114,804	114,804
Derivative assets	1,026	1,026
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	109,229	113,275
Secured credit facility	8,564	8,564
Junior subordinated notes, at fair value	22,450	22,450
Junior subordinated notes, at amortized cost	25,100	14,809
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,298,640	724,633
CDO notes payable, at fair value	174,422	174,422
Loans payable on real estate	134,799	148,384
Derivative liabilities	162,341	162,341

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of September 30, 2012
Trading securities
TruPS	$0	$0	$490,901	$490,901
Other securities	0	0	0	0
Available-for-sale securities	0	2	0	2
Security-related receivables
TruPS receivables	0	0	87,358	87,358
Unsecured REIT note receivables	0	32,543	0	32,543
CMBS receivables	0	41,844	0	41,844
Other securities	0	2,369	0	2,369
Derivative assets	0	1,026	0	1,026

Total assets	$0	$77,784	$578,259	$656,043

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of September 30, 2012
Junior subordinated notes, at fair value	$0	$0	$22,450	$22,450
CDO notes payable, at fair value	0	0	174,422	174,422
Derivative liabilities	0	79,281	83,060	162,341

Total liabilities	$0	$79,281	$279,932	$359,213

(a)	During the nine-month period ended September 30 2012, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

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

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Management uses these inputs to estimate the effective dollar price for our specific Level 3 financial instrument. Changes in these inputs over time cause changes in the fair value of our financial instruments. The weighted average effective dollar price of our TruPS and TruPS receivables as of September 30, 2012 is 77.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the nine-month period ended September 30, 2012:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2011	$481,736	$82,863	$564,599
Change in fair value of financial instruments	9,165	4,669	13,834
Purchases	0	0	0
Sales	0	(174)	(174)

Balance, as of September 30, 2012	$490,901	$87,358	$578,259

Liabilities	Derivative Liabilities	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2011	$90,080	$122,506	$22,450	$235,036
Change in fair value of financial instruments	(7,020)	139,713	0	132,693
Purchases	0	0	0	0
Sales	0	0	0	0
Principal repayments	0	(87,797)	0	(87,797)

Balance, as of September 30, 2012	$83,060	$174,422	$22,450	$279,932

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

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

				Fair Value Measurement
	Carrying Amount as of September 30, 2012	Estimated Fair Value as of September 30, 2012	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,046,442	$1,035,913	Discounted cash flows	$0	$0	$1,035,913
7.0% convertible senior notes	109,229	113,275	Trading price	113,275	0	0
Junior subordinated notes, at amortized cost	25,100	14,809	Discounted cash flows	0	0	14,809
CDO notes payable, at amortized cost	1,298,640	724,633	Discounted cash flows	0	0	724,633
Loans payable on real estate	134,799	148,384	Discounted cash flows	0	0	148,384

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
Description	2012	2011	2012	2011
Change in fair value of trading securities and security-related receivables	$4,956	$2,924	$22,800	$21,559
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(19,885)	(11,406)	(139,713)	(25,268)
Change in fair value of derivatives	(9,248)	(26,515)	(27,356)	(51,404)

Change in fair value of financial instruments	$(24,177)	$(34,997)	$(144,269)	$(55,113)

The changes in the fair value for the investment in securities, CDO notes payable, and other liabilities for which the fair value option was elected for the three-month and nine-month periods ended September 30, 2012 and 2011 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was due to repayments at par because of OC failures when the CDO notes have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the three-month and nine-month periods ended September 30, 2012 and 2011 was mainly due to changes in interest rates.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

NOTE 9: VARIABLE INTEREST ENTITIES

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date. As of September 30, 2012 and December 31, 2011, our consolidated VIEs were: Taberna Preferred Funding VIII, Ltd., Taberna Preferred Funding IX, Ltd, RAIT CRE CDO I, Ltd., RAIT Preferred Funding II, Ltd., Willow Grove and Cherry Hill.

	As of September 30, 2012	As of December 31, 2011
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,925,792	$1,856,106
Allowance for losses	(21,970)	(36,210)
Total investments in mortgages and loans	1,903,822	1,819,896
Investments in real estate, net of accumulated depreciation of $1,746 and $1,196, respectively	20,721	20,910
Investments in securities and security-related receivables, at fair value	654,379	645,915
Cash and cash equivalents	208	201
Restricted cash	75,156	235,682
Accrued interest receivable	63,390	57,560
Deferred financing costs, net of accumulated amortization of $12,959 and $10,995, respectively	13,415	15,378

Total assets	$2,731,091	$2,795,542

Liabilities and Equity
Indebtedness (including $174,422 and $122,506 at fair value, respectively)	$1,714,537	$1,682,487
Accrued interest payable	56,455	48,417
Accounts payable and accrued expenses	3,244	1,537
Derivative liabilities	162,344	181,499
Deferred taxes, borrowers’ escrows and other liabilities	4,289	4,570

Total liabilities	1,940,869	1,918,510
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(99,292)	(114,186)
RAIT Investment	299,982	303,940
Retained earnings	589,532	687,278

Total shareholders’ equity	790,222	877,032

Total liabilities and equity	$2,731,091	$2,795,542

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

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

On July 24, 2012, our board of trustees declared a third quarter 2012 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on October 1, 2012 to holders of record on September 4, 2012 and totaled $3,459.

On October 23, 2012, our board of trustees declared a fourth quarter 2012 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares, and $0.3854167 per share on our Series D Preferred Shares issued on October 17, 2012 in connection with the purchase agreement described in Note 15. The dividends will be paid on December 31, 2012 to holders of record on December 3, 2012.

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

During the period from the effective date of the ATM through September 30, 2012, we issued a total of 36,000 Series A Preferred Shares pursuant to the ATM at a weighted-average price of $20.35 per share and we received $711 of net proceeds. During the period from the effective date of the ATM through September 30, 2012, we issued a total of 24,000 Series B Preferred Shares pursuant to the ATM at a weighted-average price of $21.33 per share and we received $496 of net proceeds. During the period from the effective date of the ATM through September 30, 2012, we issued a total of 40,000 Series C Preferred Shares pursuant to the ATM at a weighted-average price of $22.37 per share and we received $867 of net proceeds. As of September 30, 2012, 1,964,000, 1,976,000, and 1,960,000 of Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the ATM.

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

On September 18, 2012, the board of trustees declared a $0.09 dividend on our common shares to holders of record as of October 11, 2012. The dividend was paid on October 31, 2012 and totaled $4,484.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

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

Equity Compensation:

During the nine-month period ended September 30, 2012, 220,823 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

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

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the nine-month period ended September 30, 2012, we issued a total of 1,501,643 common shares pursuant to the DRSPP at a weighted-average price of $5.10 per share and we received $7,618 of net proceeds. As of September 30, 2012, 7,785,939 common shares, in the aggregate, remain available for issuance under the DRSPP.

Common Share Public Offering:

During the nine-month period ended September 30, 2012, we issued 6,950,000 common shares in an underwritten public offering. The public offering price was $5.30 per share and we received $34,750 of net proceeds.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2012 and 2011:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2012	2011	2012	2011
Income (loss) from continuing operations	$(14,971)	$(17,771)	$(122,205)	$(26,188)
(Income) loss allocated to preferred shares	(3,476)	(3,407)	(10,305)	(10,235)
(Income) loss allocated to noncontrolling interests	61	59	154	176

Income (loss) from continuing operations allocable to common shares	(18,386)	(21,119)	(132,356)	(36,247)
Income (loss) from discontinued operations	0	(50)	0	747

Net income (loss) allocable to common shares	$(18,386)	$(21,169)	$(132,356)	$(35,500)

Weighted-average shares outstanding—Basic	49,908,051	38,771,022	47,994,085	37,822,750
Dilutive securities under the treasury stock method	0	0	0	0

Weighted-average shares outstanding— Diluted	49,908,051	38,771,022	47,994,085	37,822,750

Earnings (loss) per share—Basic:
Continuing operations	$(0.37)	$(0.55)	$(2.76)	$(0.96)
Discontinued operations	0.00	0.00	0.00	0.02

Total earnings (loss) per share—Basic	$(0.37)	$(0.55)	$(2.76)	$(0.94)

Earnings (loss) per share—Diluted:
Continuing operations	$(0.37)	$(0.55)	$(2.76)	$(0.96)
Discontinued operations	0.00	0.00	0.00	0.02

Total earnings (loss) per share—Diluted	$(0.37)	$(0.55)	$(2.76)	$(0.94)

For the three-month and nine-month periods ended September 30, 2012, securities convertible into 15,328,251 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three-month and nine-month periods ended September 30, 2011, securities convertible into 1,275,244 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

NOTE 12: RELATED PARTY TRANSACTIONS

In the ordinary course of our business operations, we have ongoing relationships and have engaged in transactions with the related entity described below. All of these relationships and transactions were approved or ratified by our audit committee as being on terms comparable to those available on an arm’s-length basis from an unaffiliated third party or otherwise not creating a conflict of interest.

Scott F. Schaeffer is our Chairman, Chief Executive Officer and President, and is a Trustee. Mr. Schaeffer’s spouse is a director of The Bancorp, Inc., or Bancorp, and she and Mr. Schaeffer own, in the aggregate, less than 1% of Bancorp’s outstanding common shares. Each transaction with Bancorp is described below:

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of September 30, 2012 and December 31, 2011, we had $145 and $515, respectively, of cash and cash equivalents and $258 and $447, respectively, of restricted cash on deposit at Bancorp. We did not receive any interest income from the Bancorp during the three-month and nine-month periods ended September 30, 2012 and 2011. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp under a lease agreement extending through August 2014 at an annual rental expense based upon the amount of square footage occupied. We have a sublease agreement with a third party for the remaining term of our sublease. Rent paid to Bancorp was $80 and $78 for the three-month periods ended September 30, 2012 and 2011, respectively, and was $246 and $240 for the nine-month periods ended September 30, 2012 and 2011. Rent received for our sublease was $44 and $42 for the three-month periods ended September 30, 2012 and 2011, respectively, and was $130 and $127 for the nine-month periods ended September 30, 2012 and 2011.

NOTE 13: DISCONTINUED OPERATIONS

For the three-month and nine-month periods ended September 30, 2011, income (loss) from discontinued operations relates to one real estate property sold since January 1, 2011. There was no income (loss) from discontinued operations during the three-month and nine-month periods ended September 30, 2012. The following table summarizes revenue and expense information for real estate properties classified as discontinued operations:

	For the Three-Month Periods Ended September 30, 2011	For the Nine-Month Periods Ended September 30, 2011
Revenue:
Rental income	$0	$2,072
Expenses:
Real estate operating expense	(3)	1,205
General and administrative expense	0	1
Depreciation expense	0	0

Total expenses	(3)	1,206

Income (loss) before interest and other income	3	866
Interest and other income	0	0

Income (loss) from discontinued operations	3	866
Gain (loss) on sale of assets	(53)	(119)

Total income (loss) from discontinued operations	$(50)	$747

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

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

NOTE 15: SUBSEQUENT EVENT

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. Under the purchase agreement, we are required to issue and sell to the investor on a private placement basis from time to time in a period up to two years, and the investor will be obligated to purchase from us, for an aggregate purchase price of $100.0 million, or the total commitment, the following securities, in the aggregate: (i) 4,000,000 Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of RAIT, or the Series D Preferred Shares, (ii) common share purchase warrants, or the warrants, exercisable for 9,931,000 of our common shares, or the common shares, and (iii) common share appreciation rights, or the investor SARs with respect to up to 6,735,667 common shares. These securities will be issued on a pro rata basis based on the percentage of the total commitment drawn down at the relevant closing under the purchase agreement. We expect to use the proceeds received under the purchase agreement to fund our loan origination and investment activities, including CMBS and bridge lending.

The Series D Preferred Shares bear a cash coupon rate initially of 7.5%, increasing to 8.5% on October 1, 2015 and increasing on October 1, 2018 and each anniversary thereafter by 50 basis points. They rank on parity with our existing outstanding preferred shares. Their liquidation preference is equal to $26.25 per share for five years and $25.00 per share thereafter.

The warrants have a strike price of $6.00 per common share, subject to adjustment. The warrants expire on October 1, 2027. the investor has certain rights to put the warrants to us at a price of $1.23 per warrant beginning on October 1, 2017 or in defined circumstances, increasing to $1.60 on October 1, 2018 and further increasing to $1.99 on October 1, 2019 and thereafter.

The investor SARs have a strike price of $6.00, subject to adjustment. The investor SARs will be exercisable from October 1, 2014 until October 1, 2027 or in defined circumstances. From and after the earlier of October 1, 2017 or defined circumstances, the investor SARs may be put to us for $1.23 per investor SAR prior to October 1, 2018, increasing to $1.60 on October 1, 2018 and further increasing to $1.99 on October 1, 2019 and thereafter. The investor SARs are callable at our option beginning on October 1, 2014 at a price of $5.00 per investor SAR, increasing to $6.00 on October 1, 2018 and further increasing to $7.00 on October 1, 2019 and thereafter.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share amounts)—(Continued)

On October 17, 2012, the first sale of securities by us to the investor contemplated by the purchase agreement was consummated. At this first sale, we sold the following securities to the investor for an aggregate purchase price of $20.0 million: (i) 800,000 Series D Preferred Shares, (ii) warrants exercisable for 1,986,200 common shares; and (iii) investor SARs exercisable with respect to 1,347,133.4 common shares. On November 1, 2012, we delivered a notice to the investor that the second sale of a pro rata portion of the securities issuable under the purchase agreement for an aggregate purchase price of $20.0 million would occur on November 15, 2012, subject to the satisfaction of the conditions in the purchase agreement.

In addition, we agree in the purchase agreement that, commencing on with the first sale and for so long as the investor and its affiliates who are permitted transferees continue to meet ownership tests regarding the Series D Preferred Shares or warrants and common shares, our board of trustees will include one person designated by the investor. On October 17, 2012, the investor designated Andrew M. Silberstein to serve as this designee. Mr. Silberstein is an equity owner of Almanac and the president of the investor and holds indirect equity interests in the investor. Almanac receives fees in connection with its investments made pursuant to the purchase agreement. In addition, our subsidiary receives fees for managing a securitization collateralized, in part, by $25.0 million of trust preferred securities issued by Advance Realty Group and an affiliate of Almanac owns an interest in Advance Realty Group and Almanac receives fees in connection with this interest.

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

•	creating value through investing in our commercial real estate properties and implementing cost savings programs to help maximize property value over time;

•	sponsoring REITs and other sponsored companies and generating fee income by advising the sponsored companies and broker-dealer activities;

•	managing our leverage to provide risk-adjusted returns for our shareholders; and

•	managing our investment portfolios to reposition under-performing assets, increase our cash flows and ultimately recover the value of our assets over time.

Our success to date in implementing these strategies is demonstrated by the significant asset growth and the asset performance we achieved in the nine-month period ended September 30, 2012. During the nine-month period ended September 30, 2012, we originated $285.2 million of commercial real estate loans, had payoffs totaling $176.0 million, resulting in net loan growth of $109.2 million, which includes CMBS eligible loans. Our business originating CMBS eligible loans continue to develop as indicated by the loan production of $51.0 million during the nine-month period ended September 30, 2012. These loans have either been securitized or are awaiting securitization later in 2012. With regards to our owned commercial real estate portfolios, we continue to see improvements in the key measures of their performance: occupancy and rental rates. As a result, the rental income at our owned properties increased to $76.8 million during the nine-month period ended September 30, 2012 while real estate operating expenses remained relatively consistent. Our asset growth and asset performance resulted in growth in our adjusted funds from operations to $36.6 million and growth in our operating income to $19.3 million during the nine-month period ended September 30, 2012.

While we generated a GAAP net loss allocable to common shares of $132.4 million, or $2.76 per common share-diluted, during the nine-month period ended September 30, 2012, we attribute this loss primarily to continued non-cash negative changes in the fair value of various financial instruments. For the nine-month period ended September 30, 2012, the net change in fair value of financial instruments decreased net income by $144.3 million. This is comprised of the change in fair value of financial instruments of $167.1 million associated with an increase in the fair value of non-recourse debt, CDO Notes payable, issued by Taberna VIII and Taberna IX and the associated interest rate hedges. This non-cash mark-to-market reduction to earnings was offset by $22.8 million of non-cash mark-to-market increases in the fair value of trading securities and security related receivables.

Key Statistics

Set forth below are key statistics relating to our business through September 30, 2012 (dollars in thousands, except per share data):

	As of or For the Three-Month Periods Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Financial Statistics:
Assets under management	$3,598,503	$3,642,189	$3,549,029	$3,517,684	$3,633,133
Debt to equity	2.4 x	2.4 x	2.3 x	2.2 x	2.3 x
Total revenue	$60,327	$56,347	$54,245	$56,923	$60,089
Earnings per share, diluted	$(0.37)	$(0.14)	$(2.42)	$(0.39)	$(0.55)
Funds from operations per share, diluted	$(0.21)	$0.01	$(2.25)	$(0.20)	$(0.36)
Adjusted funds from operations per share, diluted	$0.30	$0.25	$0.21	$0.30	$0.23
Common dividend declared	$0.09	$0.08	$0.08	$0.06	$0.06

Commercial Real Estate (“CRE”) Loan Portfolio (a):
Reported CRE Loans—unpaid principal	$1,042,047	$1,072,655	$990,321	$952,997	$1,064,946
Non-accrual loans—unpaid principal	$70,419	$73,592	$56,113	$54,334	$91,833
Non-accrual loans as a % of reported loans	6.8%	6.9%	5.7%	5.7%	8.6%
Reserve for losses	$32,738	$35,426	$35,527	$40,565	$50,609
Reserves as a % of non-accrual loans	46.5%	48.1%	63.3%	74.7%	55.1%
Provision for losses	$500	$500	$500	$500	$500

CRE Property Portfolio:
Reported investments in real estate, net	$906,487	$911,128	$887,130	$891,502	$849,232
Number of properties owned	58	58	56	56	48
Multifamily units owned	8,014	8,014	8,014	8,014	8,014
Office square feet owned	2,015,524	2,015,524	1,786,860	1,786,860	1,786,860
Retail square feet owned	1,422,481	1,422,298	1,358,257	1,358,257	1,114,250
Acres of land owned	19.90	19.90	19.90	19.90	7.25
Average physical occupancy data:
Multifamily properties	90.2%	91.2%	90.4%	88.5%	89.8%
Office properties	71.9%	71.0%	70.7%	69.2%	68.5%
Retail properties	73.2%	70.0%	66.9%	68.0%	68.9%

Total	84.6%	85.2%	85.0%	83.6%	84.5%
Average effective rent per unit/square foot (b)
Multifamily (c)	$699	$695	$691	$681	$671
Office (d)	$19.08	$19.07	$21.53	$20.85	$20.50
Retail (d)	$11.74	$12.44	$10.59	$9.73	$9.55

(a)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only and does not include other loans. See Note 3-“Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.
(b)	Based on properties owned as of September 30, 2012.
(c)	Average effective rent is rent per unit per month.
(d)	Average effective rent is rent per square foot per year.

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

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of September 30, 2012 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$672,854	6.7%	Nov. 2012 to Oct. 2022	47
Mezzanine loans	272,856	9.3%	Nov. 2012 to Nov. 2038	86
Preferred equity interests	63,701	9.7%	Mar. 2014 to Aug. 2025	15

Total CRE Loans	1,009,411	7.5%		148
Other loans	38,651	4.9%	Nov. 2012 to Oct. 2016	2

Total investments in loans	$1,048,062	7.4%		150

During the nine-month period ended September 30, 2012, our portfolio of commercial real estate loans increased as we originated $285.2 million of new loans partially offset by $176.0 million of loan repayments.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of September 30, 2012:

(a)	Based on book value.

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. The table below describes certain characteristics of our investments in real estate as of September 30, 2012 (dollars in thousands, except average effective rent):

	Investments in Real Estate (a)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	Average Effective Rent (a)
Multi-family real estate properties (b)	$544,517	90.2%	8,014	33	$695
Office real estate properties (c)	238,355	71.9%	2,015,524	11	19.93
Retail real estate properties (c)	76,146	73.2%	1,422,481	4	12.14
Parcels of land	47,469	0%	19.9	10	N/A

Total	$906,487	84.6%		58

(a)	Based on properties owned as of September 30, 2012.
(b)	Average effective rent is rent per unit per month.
(c)	Average effective rent is rent per square foot per year.

We expect this asset category may increase in size as we may find it desirable to protect or enhance our risk-adjusted returns by taking control of properties underlying our commercial real estate loans when restructuring or otherwise exercising our remedies regarding underperforming loans.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of September 30, 2012:

(a)	Based on book value.

Investment in debt securities—TruPS and Subordinated Debentures. Historically, we provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of September 30, 2012, we retained a controlling interest in two such securitizations—Taberna VIII and Taberna IX, which are consolidated entities. We present all of the collateral assets for the debt securities and the related non-recourse securitization financing obligations at fair value in our consolidated financial statements. During 2012, due to the credit performance of the underlying collateral, we received only our senior collateral management fees from these two securitizations. We do not expect to add investments in this asset category for the foreseeable future due to market conditions.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of September 30, 2012 (dollars in thousands):

			Issuer Statistics
Industry Sector	Estimated Fair Value	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$104,702	1.6%	64.0%	3.0x
Office	136,599	7.5%	63.8%	1.7x
Residential Mortgage	47,813	2.7%	81.4%	2.0x
Specialty Finance	84,375	5.1%	84.8%	1.8x
Homebuilders	68,689	7.8%	63.3%	1.2x
Retail	75,781	4.0%	61.2%	1.9x
Hospitality	34,050	6.4%	103.2%	2.8x
Storage	26,250	8.0%	73.6%	3.8x

Total	$578,259	4.6%	70.7%	2.1x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of September 30, 2012:

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

The table and the chart below describe certain characteristics of our real estate-related debt securities as of September 30, 2012 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Book Value
Unsecured REIT note receivables	$32,543	6.7%	4.4	$30,000
CMBS receivables	41,844	5.6%	30.9	84,077
Other securities	2,371	3.0%	36.1	53,351

Total	$76,758	4.8%	28.4	$167,428

(a)	S&P Ratings as of September 30, 2012.

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

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows (dollars in millions):

•

RAIT I—RAIT I has $991.9 million of total collateral, of which $23.5 million is defaulted. The current overcollateralization, or OC test is passing at 126.5% with an OC trigger of 116.2%. We currently own $43.7 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $43.7 million of the securities we own of RAIT I as collateral for a senior secured note we issued.

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

•

Taberna VIII—Taberna VIII has $553.1 million of total collateral, of which $54.0 million is defaulted. The current OC test is failing at 81.8% with an OC trigger of 103.5%. We currently own $40.0 million of the securities that were originally rated investment grade and $93.0 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

Taberna IX—Taberna IX has $568.8 million of total collateral, of which $124.6 million is defaulted. The current OC test is failing at 71.4% with an OC trigger of 105.4%. We currently own $89.0 million of the securities that were originally rated investment grade and $97.5 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

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

The table below summarizes our AUM as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	AUM as of September 30, 2012	AUM as of December 31, 2011
Commercial real estate portfolio (1)	$1,955,365	$1,850,390
U.S. TruPS portfolio (2)	1,643,138	1,667,294

Total	$3,598,503	$3,517,684

(1)	As of September 30, 2012 and December 31, 2011, our commercial real estate portfolio was comprised of $1.0 billion and $0.9 billion of assets collateralizing RAIT I and RAIT II, $906.5 million and $891.5 million, respectively, of investments in real estate and $53.2 million and $23.9 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(2)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I, Taberna VIII, and Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

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

Our calculation of AFFO differs from the methodology used for calculating AFFO by certain other REITs and, accordingly, our AFFO may not be comparable to AFFO reported by other REITs. Our management utilizes FFO and AFFO as measures of our operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash items, such as changes in fair value of financial instruments, real estate depreciation, share-based compensation and various other items required by GAAP that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, AFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and AFFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs.

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

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the three-month periods ended September 30, 2012 and 2011 (in thousands, except share information):

	For the Three-Month Period Ended September 30, 2012		For the Three-Month Period Ended September 30, 2011
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(18,386)	$(0.37)	$(21,169)	$(0.54)
Adjustments:
Real estate depreciation and amortization	7,738	0.16	7,024	0.18
(Gains) losses on the sale of real estate	0	0.00	50	0.00

Funds From Operations	$(10,648)	$(0.21)	$(14,095)	$(0.36)

Adjusted Funds From Operations:
Funds From Operations	$(10,648)	$(0.21)	$(14,095)	$(0.36)
Adjustments:
Change in fair value of financial instruments	24,177	0.49	34,997	0.90
(Gains) losses on debt extinguishment	0	0.00	(11,371)	(0.29)
Capital expenditures, net of direct financing	(270)	(0.01)	(671)	(0.02)
Straight-line rental adjustments	(471)	(0.01)	(1,096)	(0.03)
Amortization of deferred items and intangible assets	1,555	0.03	1,046	0.03
Share-based compensation	550	0.01	79	0.00

Adjusted Funds From Operations	$14,893	$0.30	$8,889	$0.23

(1)	Based on 49,908,051 weighted-average shares outstanding-diluted for the three-month period ended September 30, 2012.
(2)	Based on 38,771,022 weighted-average shares outstanding-diluted for the three-month period ended September 30, 2011.

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the nine-month periods ended September 30, 2012 and 2011 (in thousands, except share information):

	For the Nine-Month Period Ended September 30, 2012		For the Nine-Month Period Ended September 30, 2011
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(132,356)	$(2.76)	$(35,500)	$(0.94)
Adjustments:
Real estate depreciation and amortization	22,646	0.47	20,817	0.55
(Gains) losses on the sale of real estate	0	0.00	218	0.01

Funds From Operations	$(109,710)	$(2.29)	$(14,465)	$(0.38)

Adjusted Funds From Operations:
Funds From Operations	$(109,710)	$(2.29)	$(14,465)	$(0.38)
Adjustments:
Change in fair value of financial instruments	144,269	3.00	55,113	1.45
(Gains) losses on debt extinguishment	(1,574)	(0.03)	(14,540)	(0.39)
Capital expenditures, net of direct financing	(1,053)	(0.02)	(1,446)	(0.04)
Straight-line rental adjustments	(1,562)	(0.03)	(2,783)	(0.07)
Amortization of deferred items and intangible assets	4,597	0.10	2,482	0.07
Share-based compensation	1,656	0.03	396	0.01

Adjusted Funds From Operations	$36,623	$0.76	$24,757	$0.65

(1)	Based on 47,994,085 weighted-average shares outstanding-diluted for the nine-month period ended September 30, 2012.
(2)	Based on 37,822,750 weighted-average shares outstanding-diluted for the nine-month period ended September 30, 2011.

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

Set forth below is a reconciliation of adjusted book value to shareholders’ equity as of September 30, 2012 (in thousands, except share information):

	As of September 30, 2012
	Amount	Per Share (1)
Total shareholders’ equity	$829,852	$16.63
Liquidation value of preferred shares (2)	(167,958)	(3.37)

Book value	661,894	13.26
Adjustments:
Taberna VIII and Taberna IX securitizations	(533,942)	(10.70)
RAIT I and RAIT II derivative liabilities	75,812	1.52
Accumulated depreciation and amortization	107,658	2.16
Valuation of recurring collateral and property management fees	20,590	0.41

Total adjustments	(329,882)	(6.61)

Adjusted book value	$332,012	$6.65

(1)	Based on 49,910,863 common shares outstanding as of September 30, 2012.
(2)	Based on 2,796,000 Series A preferred shares, 2,282,300 Series B preferred shares, and 1,640,000 Series C preferred shares outstanding as of September 30, 2012, all of which have a liquidation preference of $25.00 per share.

Results of Operations

Three-Month Period Ended September 30, 2012 Compared to the Three-Month Period Ended September 30, 2011

Interest income. Interest income decreased $3.1 million, or 9.3%, to $30.4 million for the three-month period ended September 30, 2012 from $33.5 million for the three-month period ended September 30, 2011. Generally, our interest income has declined, when compared to the three-month period ended September 30, 2011, as a result of a decrease in our average investments in loans and securities. Our average investments in loans and securities declined from $2.0 billion for the three-month period ended September 30, 2011 to $1.7 billion during the three-month period ended September 30, 2012. This decline was primarily caused by:

•	principal repayments of $255.6 million on our investments in loans and $85.0 million from our investments in securities since September 30, 2011 and

•	conversion of $81.4 million of loans to owned real estate since September 30, 2011.

This decline in our investments was offset by new investments totaling $309.7 million since September 30, 2011.

Furthermore, the reduction in interest income is also due to a decrease in the weighted-average interest rates on our investments in loans from 7.6% as of September 30, 2011 to 7.5% as of September 30, 2012. This is primarily due to prepayments from loans with higher interest rates since September 30, 2011.

Rental income. Rental income increased $2.8 million to $26.4 million for the three-month period ended September 30, 2012 from $23.6 million for the three-month period ended September 30, 2011. The increase is attributable to $1.8 million of rental income from five new properties acquired or consolidated since September 30, 2011 and $1.0 million from improved occupancy and rental rates in 2012 as compared to 2011.

Fee and other income. Fee and other income increased $0.7 million, or 24.1%, to $3.6 million for the three-month period ended September 30, 2012 from $2.9 million for the three-month period ended September 30, 2011. The increase is due to $2.1 million of income from our sales of CMBS eligible loans to CMBS securitizations, net of decreases of $0.6 million in fee income due to reduced exchange activity in our consolidated Taberna securitizations, $0.6 million in property reimbursement income due to lower expenses at managed properties, and $0.2 million of other income.

Interest expense. Interest expense decreased $4.3 million, or 18.9%, to $18.4 million for the three-month period ended September 30, 2012 from $22.7 million for the three-month period ended September 30, 2011. The decrease is primarily attributable to the termination of interest rate swap agreements associated with our consolidated securitizations, repurchases of $35.2 million of our 6.875% convertible senior notes, and repayment of our $43.0 million senior secured convertible note.

Real estate operating expense. Real estate operating expense decreased $0.3 million to $14.3 million for the three-month period ended September 30, 2012 from $14.6 million for the three-month period ended September 30, 2011. Operating expenses increased by $0.9 million due to the five properties acquired or consolidated since September 30, 2011. This increase was offset by a reduction of $1.2 million at our other properties driven by lower repairs and maintenance and bad debt expenses.

Compensation expense. Compensation expense decreased $0.9 million, or 13.0%, to $6.0 million for the three-month period ended September 30, 2012 from $6.9 million for the three-month period ended September 30, 2011. The decrease in compensation expense was due to a severance payment of $1.2 million during the three-month period ended September 30, 2011 which is partially offset by an increase in salary and benefits to new employees in 2012.

General and administrative expense. General and administrative expense decreased $0.2 million, or 5.0%, to $3.8 million for the three-month period ended September 30, 2012 from $4.0 million for the three-month period ended September 30, 2011. This decrease was due to a reduction of information technology and other expenses.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.6 million to $7.9 million for the three-month period ended September 30, 2012 from $7.3 million for the three-month period ended September 30, 2011. The increase is attributable to $0.3 million of depreciation expense from five new properties acquired or consolidated since September 30, 2011 and $0.4 million from our other consolidated properties. These increases were partially offset by a reduction in corporate depreciation of $0.1 million.

Change in fair value of financial instruments. During the three-months ended September 30, 2012, the change in fair value of financial instruments reduced our net income by $24.2 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three-Month Period Ended September 30, 2012	For the Three-Month Period Ended September 30, 2011
Change in fair value of trading securities and security-related receivables	$4,956	$2,924
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(19,885)	(11,406)
Change in fair value of derivatives	(9,248)	(26,515)

Change in fair value of financial instruments	$(24,177)	$(34,997)

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

Nine-Month Period Ended September 30, 2012 Compared to the Nine-Month Period Ended September 30, 2011

Interest income. Interest income decreased $14.5 million, or 14.3%, to $87.1 million for the nine-month period ended September 30, 2012 from $101.6 million for the nine-month period ended September 30, 2011. Generally, our interest income has declined, when compared to the nine-month period ended September 30, 2011, as a result of a decrease in our average investments in loans and securities. Our average investments in loans and securities declined from $2.0 billion for the nine-month period ended September 30, 2011 to $1.8 billion during the nine-month period ended September 30, 2012. This decline was primarily caused by:

•	principal repayments of $255.6 million on our investments in loans and $85.0 million from our investments in securities since September 30, 2011 and

•	conversion of $81.4 million of loans to owned real estate since September 30, 2011.

This decline in our investments was offset by new investments totaling $309.7 million since September 30, 2011.

Furthermore, the reduction in interest income is also due to a decrease in the weighted-average interest rates on our investments in loans from 7.6% as of September 30, 2011 to 7.5% as of September 30, 2012. This is due to prepayments from loans with higher interest rates since September 30, 2011.

Rental income. Rental income increased $9.7 million to $76.8 million for the nine-month period ended September 30, 2012 from $67.1 million for the nine-month period ended September 30, 2011. The increase is attributable to $3.6 million of rental income from five new properties acquired or consolidated since September 30, 2011, $2.7 million from three properties acquired during the nine-months ended September 30, 2011 present for a full three quarters of operations, and $3.4 million from improved occupancy and rental rates in 2012 as compared to 2011.

Fee and other income. Fee and other income decreased $1.5 million, or 17.4%, to $7.1 million for the nine-month period ended September 30, 2012 from $8.6 million for the nine-month period ended September 30, 2011. This reduction is attributable to decreases of $1.9 million in fee income due to reduced exchange activity in our consolidated Taberna securitizations, $1.6 million in property reimbursement income due to lower expenses at managed properties, and $0.5 in trading commissions and other income. The decreases in fee income were partially offset by $2.5 million of CMBS conduit fee income.

Interest expense. Interest expense decreased $11.4 million, or 16.7%, to $57.0 million for the nine-month period ended September 30, 2012 from $68.4 million for the nine-month period ended September 30, 2011. The decrease is primarily attributable to the termination of interest rate swap agreements associated with our consolidated securitizations, repurchases of $35.2 million of our 6.875% convertible senior notes, and repayment of our $43.0 million senior secured convertible note.

Real estate operating expense. Real estate operating expense increased $0.5 million to $41.5 million for the nine-month period ended September 30, 2012 from $41.0 million for the nine-month period ended September 30, 2011. Operating expenses increased by $1.6 million due to the five properties acquired or consolidated since September 30, 2011 and by $1.5 million due to the three properties acquired during the nine-months ended September 30, 2011 present for a full three quarters of operations in 2012. These increases were offset by a reduction of $2.6 million at our other properties driven by lower repairs and maintenance and bad debt expenses.

Compensation expense. Compensation expense decreased $2.2 million, or 11.5%, to $17.0 million for the nine-month period ended September 30, 2012 from $19.2 million for the nine-month period ended September 30, 2011. This decrease was due to a reduction of salary and benefits of $3.4 million which was partially offset by increased stock compensation expense of $1.2 million.

General and administrative expense. General and administrative expense decreased $2.0 million, or 14.9%, to $11.4 million for the nine-month period ended September 30, 2012 from $13.4 million for the nine-month period ended September 30, 2011. During the nine-month period ended September 30, 2012 we incurred minimal acquisition expenses which contributed $0.7 million to the decrease. Additionally, subscription and license expenses declined $0.5 million, rent and insurance expenses decreased by $0.6 million and other general and administrative expenses decreased by $0.2 million.

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan portfolios. The provision for losses decreased by $1.9 million for the nine-month period ended September 30, 2012 to $1.5 million as compared to $3.4 million for the nine-month period ended September 30, 2011. The decrease is attributable to the improved performance of our investment in loans portfolio during 2012 as compared to 2011. As of September 30, 2012 we had $88.9 million of investment in loans on non-accrual, down from $108.5 million of investment in loans on non-accrual as of September 30, 2011. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.5 million to $23.2 million for the nine-month period ended September 30, 2012 from $21.7 million for the nine-month period ended September 30, 2011. The increase is attributable to $0.7 million of depreciation expense from five new properties acquired or consolidated since September 30, 2011,

$0.9 million from three properties acquired during the nine-months ended September 30, 2011 present for a full three quarters of operations, and $0.4 million from our other consolidated properties. These increases were partially offset by a reduction in corporate depreciation of $0.5 million.

Other income (expense). During the nine-months ended September 30, 2012, other income (expense) included a one-time accrual of a $1.5 million loss associated with a sublease on our New York office space. Based upon the sublease market in New York, we expect to incur a loss on the sublease of our New York office space as our current rental payments will exceed any sublease income we earn.

Gain on assets. During the nine-months ended September 30, 2012, gain on assets included a $2.5 million gain on the conversion of two loans to real estate owned property. The fair value of the real estate acquired was $27.4 million and exceeded the $24.9 million carrying amount of our loans.

Gains on extinguishment of debt. Gains on extinguishment of debt during the nine-month period ended September 30, 2012 are attributable to the repurchase of $2.5 million principal amount of RAIT I debt notes from the market for $0.9 million of cash, resulting in gains on extinguishment of debt of $1.6 million.

Change in fair value of financial instruments. During the nine-months ended September 30, 2012, the change in fair value of financial instruments reduced our net income by $144.3 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Nine-Month Period Ended September 30, 2012	For the Nine-Month Period Ended September 30, 2011
Change in fair value of trading securities and security-related receivables	$22,800	$21,559
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(139,713)	(25,268)
Change in fair value of derivatives	(27,356)	(51,404)

Change in fair value of financial instruments	$(144,269)	$(55,113)

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing, redeeming or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $40.7 million as of September 30, 2012;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings, including our CMBS facilities and loan participations; and

•	proceeds from future offerings of our common and preferred shares, including pursuant to the DRSPP and ATM.

During the period October 1, 2012 through December 31, 2012, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $15.0 million and a weighted average strike rate of 5.25% as of September 30, 2012, will terminate in accordance with their terms. We expect the cash outflow that we will save associated with these derivatives and from the derivatives that terminated during the three-month period ended September 30, 2012 will be $0.3 million during the remainder of 2012.

Cash Flows

As of September 30, 2012 and 2011, we maintained cash and cash equivalents of approximately $40.7 million and $29.7 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine-Month Periods Ended September 30
	2012	2011
Cash flow from operating activities	$12,408	$(1,279)
Cash flow from investing activities	90,481	39,520
Cash flow from financing activities	(91,890)	(35,778)

Net change in cash and cash equivalents	10,999	2,463
Cash and cash equivalents at beginning of period	29,720	27,230

Cash and cash equivalents at end of period	$40,719	$29,693

Our principal source of net cash inflow historically has been our investing activities. The increase in cash inflows during the nine-month period ended September 30, 2012 as compared to the same period in 2011 was substantially due to the use of restricted cash to repay the most senior note holders of a consolidated securitization. This was offset by cash outflows as new investments in loans of $285.2 million exceeded loan repayments of $176.0 million for the nine-month period ended September 30, 2012. During the nine-month period ended September 30, 2011, proceeds from loan repayments of $128.7 million outpaced new investment in loans of $79.6 million.

Cash flow from operating activities for the nine-month period ended September 30, 2012, as compared to the same period in 2011, has increased due to reduced interest expense and the timing of payments for various accounts payable and accrued liabilities. This was partially offset by an increase in other assets, including prepaid expenses for insurance and real estate taxes, as the size of our portfolio of real estate properties has grown.

The cash outflow from our financing activities during the nine-month period ended September 30, 2012 is primarily due to the repayments and repurchases of our CDO notes payable. The cash outflows were partially offset by the inflows from the underwritten public offering of our common shares during the nine-month period ended September 30, 2012.

Capitalization

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of September 30, 2012 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$109,229	7.0%	Apr. 2031
Secured credit facility	8,564	8,564	3.0%	Dec. 2016
Junior subordinated notes, at fair value (2)	38,052	22,450	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.9%	Apr. 2037

Total recourse indebtedness (3)	186,716	165,343	5.9%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,300,382	1,298,640	0.6%	2045 to 2046
CDO notes payable, at fair value (2)(4)(6)	1,016,287	174,422	1.1%	2037 to 2038
Loans payable on real estate	134,799	134,799	5.6%	Sept. 2015 to May 2021

Total non-recourse indebtedness	2,451,468	1,607,861	1.1%

Total indebtedness	$2,638,184	$1,773,204	1.5%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $100.0 million with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1.8 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1.1 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of September 30, 2012 was $854.5 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the nine-month period ended September 30, 2012 is as follows:

Recourse Indebtedness

6.875% convertible senior notes. In April 2012, we redeemed all of our outstanding 6.875% convertible senior notes for cash.

7.0% convertible senior notes. The 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 137.3460 common shares per $1,000 million principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $7.28 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

Secured credit facility. As of September 30, 2012, we have $8.6 million outstanding under our secured credit facility, which is payable in December 2016 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

CMBS facilities. We maintain CMBS facilities with two investment banks with total borrowing capacity of $250.0 million. The CMBS facilities are repurchase agreements that provide for margin calls in the event the CMBS eligible loans financed by the facilities change in value. As of September 30, 2012 we had no outstanding borrowings under the CMBS facilities.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of September 30, 2012.

During the nine-month period ended September 30, 2012, we repurchased, from the market, a total of $2.5 million in aggregate principal amount of CDO notes payable issued by our RAIT I CDO securitization. The aggregate purchase price was $0.9 million and we recorded a gain on extinguishment of debt of $1.6 million.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the nine-month period ended September 30, 2012, $87.8 million of restricted cash, including cash flow that was re-directed from our retained interests in these CDOs, was used to repay the most senior holders of our CDO notes payable.

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

On July 24, 2012, our board of trustees declared a third quarter 2012 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares. The dividends were paid on October 1, 2012 to holders of record on September 4, 2012 and totaled $3.5 million.

On October 23, 2012, our board of trustees declared a fourth quarter 2012 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares, and $0.3854167 per share on our Series D Preferred Shares issued on October 17, 2012 in connection with the purchase agreement described below. The dividends will be paid on December 31, 2012 to holders of record on December 3, 2012.

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

During the period from the effective date of the ATM through September 30, 2012, we issued a total of 36,000 Series A Preferred Shares pursuant to the ATM at a weighted-average price of $20.35 per share and we received $0.7 million of net proceeds. During the period from the effective date of the ATM through September 30, 2012, we issued a total of 24,000 Series B Preferred Shares pursuant to the ATM at a weighted-average price of $21.33 per share and we received $0.5 million of net proceeds. During the period from the effective date of the ATM through September 30, 2012, we issued a total of 40,000 Series C Preferred Shares pursuant to the ATM at a weighted-average price of $22.37 per share and we received $0.9 million of net proceeds.

As of September 30, 2012, 1,964,000, 1,976,000, and 1,960,000 of Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the ATM.

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

On September 18, 2012, the board of trustees declared a $0.09 dividend on our common shares to holders of record as of October 11, 2012. The dividend was paid on October 31, 2012 and totaled $4.5 million.

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

Equity Compensation:

During the nine-month period ended September 30, 2012, 220,823 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

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

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We implemented an amended and restated dividend reinvestment and share purchase plan, or DRSPP, effective as of March 13, 2008, pursuant to which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the nine-month period ended September 30, 2012, we issued a total of 1,501,643 common shares pursuant to the DRSPP at a weighted-average price of $5.10 per share and we received $7.6 million of net proceeds. As of September 30, 2012, 7,785,939 common shares, in the aggregate, remain available for issuance under the DRSPP.

Common Share Public Offering:

During the nine-month period ended September 30, 2012, we issued 6,950,000 common shares in an underwritten public offering. The public offering price was $5.30 per share and we received $34.8 million of net proceeds.

ARS VI Purchase Agreement

On October 1, 2012, we entered into the purchase agreement with the investor, an affiliate of Almanac. Under the purchase agreement, we are required to issue and sell to the investor on a private placement basis from time to time in a period up to two years, and the investor will be obligated to purchase from us, for an aggregate purchase price of $100.0 million, or the total commitment, the following securities, in the aggregate: (i) 4,000,000 Series D Preferred Shares, (ii) warrants exercisable for 9,931,000 common shares, and (iii) investor SARs with respect to up to 6,735,667 common shares. These securities will be issued on a pro rata basis based on the percentage of the total commitment drawn down at the relevant closing under the purchase agreement. We expect to use the proceeds received under the purchase agreement to fund our loan origination and investment activities, including CMBS and bridge lending.

The Series D Preferred Shares bear a cash coupon rate initially of 7.5%, increasing to 8.5% on October 1, 2015 and increasing on October 1, 2018 and each anniversary thereafter by 50 basis points. They rank on parity with our existing outstanding preferred shares. Their liquidation preference is equal to $26.25 per share for five years and $25.00 per share thereafter.

The warrants have a strike price of $6.00 per common share, subject to adjustment. The warrants expire on October 1, 2027. the investor has certain rights to put the warrants to us at a price of $1.23 per warrant beginning on October 1, 2017 or in defined circumstances, increasing to $1.60 on October 1, 2018 and further increasing to $1.99 on October 1, 2019 and thereafter.

The investor SARs have a strike price of $6.00, subject to adjustment. The investor SARs will be exercisable from October 1, 2014 until October 1, 2027 or in defined circumstances. From and after the earlier of October 1, 2017 or defined circumstances, the investor SARs may be put to us for $1.23 per investor SAR prior to October 1, 2018, increasing to $1.60 on October 1, 2018 and further increasing to $1.99 on October 1, 2019 and thereafter. The investor SARs are callable at our option beginning on October 1, 2014 at a price of $5.00 per investor SAR, increasing to $6.00 on October 1, 2018 and further increasing to $7.00 on October 1, 2019 and thereafter.

On October 17, 2012, the first sale of securities by us to the investor contemplated by the purchase agreement was consummated. At this first sale, we sold the following securities to the investor for an aggregate purchase price of $20.0 million: (i) 800,000 Series D Preferred Shares, (ii) warrants exercisable for 1,986,200 common shares; and (iii) investor SARs exercisable with respect to 1,347,133.4 common shares. On November 1, 2012, we delivered a notice to the investor that the second sale of a pro rata portion of the securities issuable under the purchase agreement for an aggregate purchase price of $20.0 million would occur on November 15, 2012, subject to the satisfaction of the conditions in the purchase agreement.

In addition, we agree in the purchase agreement that, commencing on with the first sale and for so long as the investor and its affiliates who are permitted transferees continue to meet ownership tests regarding the Series D Preferred Shares or warrants and common shares, our board of trustees will include one person designated by the investor. On October 17, 2012, the investor designated Andrew M. Silberstein to serve as this designee. Mr. Silberstein is an equity owner of Almanac and the president of the investor and holds indirect equity interests in the investor. Almanac receives fees in connection with its investments made pursuant to the purchase agreement. In addition, our subsidiary receives fees for managing a securitization collateralized, in part, by $25.0 million of trust preferred securities issued by Advance Realty Group and an affiliate of Almanac owns an interest in Advance Realty Group and Almanac receives fees in connection with this interest.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in quantitative and qualitative market risks during the nine-month period ended September 30, 2012 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2011. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of October 31, 2012, the compensation committee of our board of trustees approved an employment agreement, or the Salmon agreement, between RAIT Financial Trust and Jack E. Salmon, one of our named executive officers (as such term is defined in instruction 4 to Item 5.02 of Form 8-K), and Mr. Salmon and we entered into the Salmon agreement. The Salmon agreement supersedes all prior employment agreements between RAIT and Mr. Salmon with the effect of, among other things, removing the tax gross-up provision relating to “parachute payments,” as defined in Section 280G of the Internal Revenue Code of 1986, as amended, reflecting his new duties, modifying the calculation of termination payments to be made to Mr. Salmon in specified circumstances, and expanding the definition of a “competing business” subject to the non-compete covenant and reduce the term thereof and making changes necessary or advisable to comply with Section 409A of the Internal Revenue Code of 1986. The foregoing description of the Salmon agreement does not purport to be complete and is qualified in its entirety by reference to the full text of this agreement filed as Exhibit 10.8 hereto, and incorporated herein by reference.

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

RAIT FINANCIAL TRUST (Registrant)

Date: November 6, 2012	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chairman of the Board, Chief Executive Officer and President
(On behalf of the registrant and as its Principal Executive Officer)

Date: November 6, 2012	By:	/s/ James J. Sebra
James J. Sebra, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Amended and Restated Declaration of Trust. (1)

3.1.1	Articles of Amendment to Amended and Restated Declaration of Trust. (2)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust. (3)

3.1.3	Certificate of Correction to the Amended and Restated Declaration of Trust. (4)

3.1.4	Articles of Amendment to Amended and Restated Declaration of Trust. (5)

3.1.5	Articles of Amendment to Amended and Restated Declaration of Trust. (6)

3.1.6	Articles Supplementary (the “Series A Articles Supplementary”) relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”). (7)

3.1.7	Certificate of Correction to the Series A Articles Supplementary. (7)

3.1.8	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”). (8)

3.1.9	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series C Preferred Shares”). (9)

3.1.10	Articles Supplementary, dated May 21, 2012 relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (10)

3.1.11	Certificate of Correction, dated August 2, 2012 relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (11)

3.1.12	Articles Supplementary relating to the Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”) (12)

3.2	By-laws. (13)

4.1	Form of Certificate for Common Shares of Beneficial Interest. (6)

4.2	Form of Certificate for Series A Preferred Shares. (14)

4.3	Form of Certificate for Series B Preferred Shares. (8)

4.4	Form of Certificate for Series C Preferred Shares. (9)

4.5	Form of Certificate for Series D Preferred Shares. (15)

4.6	Form of Certificate for Series E Cumulative Redeemable Preferred Shares of Beneficial Interest. (15)

4.7	Indenture dated as of April 18, 2007 among RAIT Financial Trust, as issuer (“RAIT”), RAIT Partnership, L.P. and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (16)

4.8	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (16)

4.9	Registration Rights Agreement dated as of October 1, 2012 by and among RAIT and ARS VI Investor I, LLC (“ARS VI”). (12)

4.10	Base Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (17)

4.11	Supplemental Indenture dated as of March 21, 2011 between RAIT Financial Trust, as issuer, and Wells Fargo Bank, National Association., as trustee. (17)

4.12	Indenture dated as of October 5, 2011 between RAIT and Wilmington Trust, National Association, as trustee. (18)

4.13	Common Share Purchase Warrant No.1 dated October 17, 2012 issued by RAIT to ARS VI. (15)

4.14	Common Share Appreciation Right No.1 dated October 17, 2012 issued by RAIT to ARS VI. (15)

Exhibit Number	Description of Documents

10.1	Form of Letter Agreement between RAIT and each of its Non-Management Trustees dated as of January 24, 2012. (19)

10.2	IAP Form of Share Appreciation Rights Award Agreement adopted January 24, 2012. (19)

10.3	RAIT Financial Trust 2012 Incentive Award Plan, as Amended and Restated May 22, 2012. (10)

10.4	Employment Agreement dated as of August 2, 2012 between RAIT and James J. Sebra. (11)

10.5	August, 2012 Amendment dated as of August 2, 2012 to First Amended and Restated Employment Agreement between RAIT and Ken R. Frappier. (11)

10.6	Securities Purchase Agreement dated as of October 1, 2012 by and among RAIT, RAIT Partnership, L.P., Taberna Realty Finance Trust, RAIT Asset Holdings IV, LLC and ARS VI. (12)

10.7	Indemnification Agreement dated as of October 17, 2012 by and among RAIT, RAIT General, Inc. RAIT Limited, Inc. and RAIT Partnership, L.P. as the indemnitors, and Andrew M. Silberstein, as the indemnitee. (15)

10.8	Employment Agreement dated as of October 31, 2012 between RAIT and Jack E. Salmon. *

12.1	Statements regarding computation of ratios as of September 30, 2012. *

31.1	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934. *

31.2	Certification Pursuant to 13a-14 (a) under the Securities Exchange Act of 1934. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350. *

99.1	Material U.S. Federal Income Tax Considerations. (20)

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on

Form 10-Q for the period ended September 30, 2012 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2012 and 2011; (ii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three-month and nine-month periods ended September 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements. The information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

*	Filed herewith
(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July, 1 2011 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 8, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 25, 2012 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2012 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 24, 2012 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).
(16)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(17)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).
(18)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No. 1-14760).
(19)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 26, 2012 (File No. 1-14760).
(20)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2012 (File No. 1-14760).