Form 10-K
period 2012-12-31
RAIT Financial Trust
filed 2013-03-18
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 29, 2012 of $4.62, was approximately $228,000,000.

As of March 15, 2013, 60,720,757 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

Our Company

We are a multi-strategy commercial real estate company. Our vertically integrated platform originates commercial real estate loans, acquires commercial real estate properties and invests in, manages, services and advises on commercial real estate-related assets. We offer a comprehensive set of debt financing options to the commercial real estate industry along with asset and property management services. We also own and manage a portfolio of commercial real estate properties and manage real estate-related assets for third parties. We are a self-managed and self-advised Maryland real estate investment trust, or REIT, formed in August 1997, that commenced operations in January 1998.

Our current portfolio of investments consists primarily of the following asset classes:

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

Our revenue is generated primarily from:

•	interest income from our investments;

•	rental income from our owned real estate assets; and

•	fee income generated from:

•	originating, servicing and managing assets,

•	selling CMBS eligible loans to CMBS securitizations, and

•	our services to our sponsored companies, as described below.

During 2012, we successfully met our goals to expand our CRE loan originations, improve occupancy and rental rates in our owned real estate portfolios and attract capital to RAIT to fuel our future growth. We generated positive operating income and adjusted funds from operations, or AFFO, throughout 2012 and increased our quarterly dividends on our common shares by 67% from 2011 to 2012. Although we are reporting a net loss for the year caused primarily by non-cash changes in the fair market value of some of our financial instruments, we believe we have positioned RAIT to take advantage of opportunities resulting from improved commercial real estate market fundamentals and sources of financing.

Business Strategy

We are focused on investing capital into our core businesses and providing our shareholders with total returns over time, including a steadily increasing common dividend to our shareholders. The core components of our business strategy are described in more detail below.

Provide commercial real estate financing. We provide a comprehensive set of debt financing options to the commercial real estate industry, including commercial mortgages, mezzanine loans, CMBS eligible loans, other loans and preferred equity interests. See “Our Investment Portfolio- Commercial mortgages, mezzanine loans, other loans and preferred equity interests” below for a description of the investment portfolio resulting from this strategy. We expect our origination of CMBS eligible loans to generate fee income for us when we sell the CMBS eligible loans to securitizations.

Own commercial real estate. As of December 31, 2012, we owned 59 real estate properties throughout the United States. Our portfolio consists of 8,206 multifamily units, 3,438,096 square feet of office and retail and 21 acres of land. As of December 31, 2012, the properties were 85.1% occupied. We manage our own properties.

Asset Management and Loan Servicing. We manage a portfolio of real estate related assets. As of December 31, 2012, we had $3.6 billion of assets under management. Assets under management are comprised of our consolidated assets and assets we manage but do not consolidate. At December 31, 2012, we served as the collateral manager on five securitizations that are collateralized by U.S. commercial real estate investments, TruPS and various real-estate related debt securities. We use the term “securitizations” to refer to either the issuer of securitizations or the securitizations themselves, where the context makes the reference clear. We generate fee income from our asset management efforts, primarily from serving as collateral manager. With respect to our sponsored companies described below, we plan to serve as their advisor regarding investments and earn advisory fees. We will serve as the dealer-manager of the offerings of our sponsored companies and will earn fees in this role. We also service our U.S. commercial real estate investments. We are rated as a commercial mortgage primary servicer and special servicer by Standard & Poor’s and by Morningstar.

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

Sponsor non-traded REITs and other companies. We sponsor companies, or the sponsored companies, including non-traded REITs, that offer their securities in order to raise money to invest in commercial real estate-related assets. One of our sponsored companies is a non-traded REIT, Independence Realty Trust, Inc., or IRT. IRT has acquired, and we expect will continue to acquire, a diversified portfolio of multifamily properties. We expect our sponsorship of IRT and other sponsored companies will generate fee income for us for advisory and property management services and for serving as the dealer manager for their offerings, expand our sources of capital to originate investments and generate returns on any investments we make in these sponsored companies. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations- Sponsored Companies” for further discussion of this strategy.

Financing Strategy

Investments in Loans and Debt Securities

Our strategy involves using multiple sources of short-term financing to acquire assets with the ultimate goal of financing these investments on a long-term, match-funded basis or selling these assets. Match funding enables us to match the interest rates and maturities of our assets with the interest rates and maturities of our financing, thereby reducing interest rate risk and funding risks in financing our portfolio on a long-term basis. We expect to use a variety of short-term funding sources, including warehouse facilities, repurchase agreements, bank credit facilities and bank participations, until we obtain permanent long-term financing or a buyer for these assets. We currently use short term financing provided by two CMBS facilities to originate CMBS eligible loans prior to their ultimate sale to CMBS securitizations and by a bridge loan facility to originate bridge loans. We have financed a majority of our commercial real estate loan portfolio through two non-recourse loan securitizations, RAIT CRE CDO I, Ltd., or RAIT I, and RAIT Preferred Funding II, Ltd., or RAIT II. RAIT I and RAIT II are among the five securitizations referenced above where we serve as collateral manager. We are expanding our use of loan participation arrangements with other lenders whereby such lenders acquire an interest in a loan that we that we have originated. These arrangements may provide equivalent, senior or subordinated interests as between us and the other lender in the loan.

We financed most of our debt securities portfolio in a series of non-recourse debt securities securitizations which provided long-term, interest-only, match funded financing for the TruPS and subordinated debenture investments. As of December 31, 2012, we retained a controlling interest in two securitizations, Taberna Preferred Funding VIII, Ltd., or Taberna VIII, and Taberna Preferred Funding IX, Ltd., or Taberna IX, which are consolidated entities. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary” below.

We seek to use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our financing strategies particularly where the loans we make with the proceeds of financing we obtain are not match funded with the financing. REITs generally are able to enter into transactions to hedge indebtedness used to acquire real estate assets, provided that the total gross income from such hedges and other non-qualifying sources does not exceed 25% of the REIT’s total gross income.

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

Our Investment Portfolio

Our consolidated investment portfolio is currently comprised of the following asset classes:

Commercial mortgages, mezzanine loans, other loans and preferred equity interests. We originate and own senior long-term mortgage loans, including CMBS eligible loans, short-term bridge loans, subordinated, or “mezzanine,” financing and preferred equity interests. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions. We originate loans that are eligible to be sold to securitizations issuing commercial mortgage backed securities, or CMBS, which we refer to as CMBS eligible loans. We may from time to time acquire existing commercial real estate loans from third parties who have originated such loans, including banks, other institutional lenders or third-party investors. Where possible, we seek to maintain direct lending relationships with borrowers, as opposed to investing in loans controlled by third party lenders.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2012 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$702,967	6.4%	Mar. 2013 to Jan. 2023	50
Mezzanine loans	271,102	9.3%	Mar. 2013 to Nov. 2038	83
Preferred equity interests	63,721	9.7%	Mar. 2014 to Aug. 2025	15

Total CRE Loans	1,037,790	7.4%		148
Other loans	38,570	4.9%	Mar. 2013 to Oct. 2016	2

Total investments in loans	$1,076,360	7.3%		150

During 2012, we originated $375.5 million of new loans and had $238.0 million of loan repayments.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of December 31, 2012:

(a)	Based on book value.

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. The table below describes certain characteristics of our investments in real estate as of December 31, 2012 (dollars in thousands, except average effective rent):

	Investments in Real Estate	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	Average Effective Rent (a)
					For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Multi-family real estate properties (b)	$557,729	90.0%	8,206	34	$706	$680
Office real estate properties (c)	236,887	72.8%	2,015,524	11	19.64	19.41
Retail real estate properties (c)	75,808	73.2%	1,422,572	4	12.32	9.08
Parcels of land	47,765	N/A	21.92	10	N/A	N/A

Total	$918,189	85.1%		59

(a)	Based on properties owned as of December 31, 2012.
(b)	Average effective rent is rent per unit per month.
(c)	Average effective rent is rent per square foot per year.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of December 31, 2012:

(a)	Based on book value.

Investment in debt securities—TruPS and Subordinated Debentures. Historically, we provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of December 31, 2012, we retained a controlling interest in two such securitizations—Taberna VIII and Taberna IX, which are consolidated entities. We present all of the collateral assets for the debt securities and the related non-recourse securitization financing obligations at fair value in our consolidated financial statements. During 2012, due to the credit performance of the underlying collateral, we received only our senior collateral management fees from these two securitizations. We do not expect to add investments in this asset category for the foreseeable future due to market conditions.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of December 31, 2012 (dollars in thousands):

			Issuer Statistics
Industry Sector	Estimated Fair Value	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$107,949	1.6%	64.5%	3.0x
Office	134,086	7.5%	62.3%	1.5x
Residential Mortgage	49,194	2.7%	79.6%	2.0x
Specialty Finance	77,177	5.1%	83.8%	(0.8)x
Homebuilders	73,272	7.8%	62.6%	1.6x
Retail	76,160	4.0%	61.8%	1.7x
Hospitality	32,468	6.4%	99.6%	3.0x
Storage	26,045	8.0%	74.2%	3.9x

Total	$576,351	4.6%	69.7%	1.8x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of December 31, 2012:

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

CMBS generally are multi-class debt or pass-through certificates issued by CMBS securitizations secured or backed by single loans or pools of mortgage loans on commercial real estate properties. Our CMBS investments may include loans and securities that are rated investment grade by one or more nationally-recognized rating agencies, as well as both unrated and non-investment grade loans and securities.

The table and the chart below describe certain characteristics of our real estate-related debt securities as of December 31, 2012 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Book Value
Unsecured REIT note receivables	$30,000	6.7%	4.1	$32,769
CMBS receivables	83,342	5.6%	32.2	43,810
Other securities	53,962	2.9%	35.9	2,579

Total	$167,034	4.8%	28.9	$79,158

(a)	S&P Ratings as of December 31, 2012.

Certain REIT and Investment Company Act Limits On Our Strategies

REIT Limits

We conduct our operations to qualify as a REIT. We also conduct the operations of our subsidiary, Taberna Realty Finance Trust, or Taberna, IRT and any REITs we may sponsor in the future, which we collectively refer to as our REIT affiliates, to each qualify as a REIT. For a discussion of the tax implications of our and our REIT affiliates’ REIT status to us and our shareholders, see “Material U.S. Federal Income Tax Considerations” contained in Exhibit 99.1 to this Annual Report on Form 10-K. To qualify as a REIT, we and our REIT affiliates must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to shareholders and the ownership of common shares. In order to satisfy these tests, we and our REIT affiliates may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our or our REIT affiliates’ investment performance. These requirements include the following:

•

For each of ourselves and our REIT affiliates, at least 75% of total assets and 75% of gross income must be derived from qualifying real estate assets, whether or not such assets would otherwise represent our or our REIT affiliates’ best investment alternative. For example, since neither TruPS nor investments in the debt or equity of securitizations are qualifying real estate assets, to the extent that we have historically invested in such assets, or may do so in the future, Taberna (and we, to the extent that we invest in such assets) must hold substantial investments in qualifying real estate assets, including mortgage loans and CMBS, which may have lower yields than such investments. Also, at least 95% of each of our and our REIT affiliates’ gross income in each taxable year, excluding gross income from prohibited transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of shares or securities, which need not have any relation to real property.

•

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including any mortgage loans, held in inventory or primarily for sale to customers in the ordinary course of business. The prohibited transaction tax may apply to any sale of assets to a securitization and to any sale of securitization securities, and therefore may limit our and our REIT affiliates’ ability to sell assets to or equity in securitizations and other assets.

•

Overall, no more than 25% of the value of a REIT’s assets may consist of securities of one or more taxable REIT subsidiaries, or TRSs. Our TRSs that currently hold assets include: RAIT Jupiter Holdings, LLC (the holding company for our interest in Jupiter Communities), RAIT TRS, LLC (the holding company for advisors of our sponsored companies and Independence Securities), Taberna Capital Management, LLC (the collateral manager for Taberna VIII and Taberna IX), or TCM, and RAIT Funding LLC (the holding company for CRP Commercial Services, the entities that issued our junior subordinated notes, the entities party to our CMBS facilities referred to below), Taberna VIII, Taberna IX and their co-issuers). Our and our REIT affiliates’ ability to grow or expand the fee-generating businesses held in a TRSs, as well as the business of future TRSs we or our REIT affiliates may form, will be limited by our and our REIT affiliates’ need to meet this 25% test.

•

The REIT provisions of the Internal Revenue Code limit our and our REIT affiliates’ ability to hedge mortgage-backed securities, preferred securities and related borrowings. Except to the extent provided by the regulations promulgated by the U.S. Treasury Department, or the Treasury regulations, any income from a hedging transaction we or our REIT affiliates enter into in the normal course of business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in the Treasury regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test (and will generally constitute non-qualifying income for purposes of the 75% gross income test). To the extent that we or our REIT affiliates enter into other types of hedging transactions, the income from those transactions is likely to be treated as non- qualifying income for purposes of both of the gross income tests. As a result, we or our REIT affiliates might have to limit use of advantageous hedging techniques or implement those hedges through TRSs. This could increase the cost of our or our REIT affiliates’ hedging activities or expose it or us to greater risks associated with changes in interest rates than we or it would otherwise want to bear.

There are other risks arising out of our and our REIT affiliates’ need to comply with REIT requirements. See Item 1A—“Risk Factors-Tax Risks” below.

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

•

it neither is engaged nor proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and does not own or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis, which we refer to as the 40% test. “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (relating to issuers whose securities are held by not more than 100 persons or whose securities are held only by qualified purchasers, as defined).

We rely on the 40% test because we are a holding company that conducts our businesses through wholly-owned or majority-owned subsidiaries. As a result, the securities issued by our subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets exclusive of government securities and cash items on an unconsolidated basis. Based on the relative value of our investment in Taberna, on the one hand, and our investment in RAIT Partnership, on the other hand, we can comply with the 40% test only if RAIT Partnership itself complies with the 40% test (or an exemption other than those provided by Sections 3(c)(1) or 3(c)(7)). Because the principal exemptions that RAIT Partnership relies upon to allow it to meet the 40% test are those provided by Sections 3(c)(5)(c) or 3(c)(6) (relating to subsidiaries primarily engaged in specified real estate activities), we are limited in the types of businesses in which we may engage through our subsidiaries.

None of RAIT, RAIT Partnership or any of their subsidiaries has received a no-action letter from the SEC regarding whether it complies with the Investment Company Act or how its investment or financing strategies fit within the exclusions from regulation under the Investment Company Act that it is using. To the extent that the SEC provides more specific or different guidance regarding, for example, the treatment of assets as qualifying real estate assets or real estate-related assets, we may be required to adjust these investment and financing strategies accordingly. See Item 1A—“Risk Factors—Other Regulatory and Legal Risks of Our Business- Loss of our Investment Company Act exemption would affect us adversely.”

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

Employees

As of March 15, 2013, we had 376 employees and believe our relationships with our employees to be good. None of our employees is covered by a collective bargaining agreement.

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

Risks Related to Our Business

The commercial real estate finance industry has been and may continue to be adversely affected by economic conditions in the U.S. and global financial markets generally.

Our business and operations depend on the commercial real estate finance industry generally, which in turn depends upon broad economic conditions in the U.S. and abroad. Despite some recent improvements, the U.S. economy is continuing to experience relatively high unemployment and slow growth. A worsening of economic conditions would likely have a negative impact on the commercial real estate finance industry generally and on our business and operations specifically. Additionally, disruptions in the global economy may also have a negative impact on the commercial real estate market domestically. Adverse conditions in the commercial real estate finance industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, limiting our ability to originate new commercial real estate debt and otherwise negatively impacting our operations.

Liquidity is essential to our businesses and we rely on outside sources of capital that have been negatively impacted by U.S. and global economic conditions.

We require significant outside capital to fund and grow our businesses. A primary source of liquidity for us has been the equity and debt capital markets, including issuances of common equity, preferred equity, trust preferred securities and convertible senior notes. Access to the capital markets and other sources of liquidity was severely disrupted during the U.S. recession that began in 2007 and, despite improvements since the end of the recession, the markets could suffer another severe downturn and another liquidity crisis could emerge. If we fail to secure financing on acceptable terms or in sufficient amounts our taxable income may be reduced by limiting our ability to originate loans and other investments, reducing our fee income and increasing our financing expense. A reduction in our net taxable income could impair our liquidity and our ability to pay distributions to our shareholders. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. For information about our available sources of funds, refer to Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and the notes to the consolidated financial statements located in Part II Item 8. of this Annual Report on Form 10-K.

The price of our common shares and other securities historically has been volatile. This volatility may affect the price at which anyone holding our common shares or other securities could sell them, and the sale of substantial amounts of our common shares or such other securities could adversely affect the price of our common shares or such other securities.

The market price for our common shares has varied between a high of $7.50 on March 15, 2013 and a low of $3.90 on June 4, 2012 in the twelve month period ending on March 15, 2013. This volatility may affect the price at which you could sell the common shares. Other securities we have issued have also had volatile market prices. The market prices of our securities are likely to continue to be volatile and the trading volume subject to significant fluctuations in response to market and other factors, including the other risk factors discussed in this report; variations in our quarterly operating results from our expectations or those of securities analysts or investors, downward revisions in securities analysts’ estimates, and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

Our reliance on debt to finance investments may require us to make balloon payments upon maturity, upon the exercise of any applicable put rights or otherwise, and an increased risk of loss, may reduce our return on investments, reduce our ability to pay distributions to our shareholders and possibly result in the foreclosure of any assets subject to secured financing.

We have historically incurred a debt to finance our investments, which could compound losses and reduce our ability to pay distributions to our shareholders. Our debt service payments could reduce the net income available for distributions to our shareholders and reduce our liquidity available to make distributions to our shareholders each calendar year required for REIT qualification. Most of our assets are pledged as collateral for borrowings. In addition, the assets of the securitizations that we consolidate collateralize the debt obligations of the securitizations and are not available to satisfy our other creditors. To the extent that we fail to meet debt service obligations, we risk the loss of some or all of our respective assets to foreclosure or sale to satisfy these debt obligations. Currently, our declaration of trust and bylaws do not impose any limitations on the extent to which we may leverage our respective assets.

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

Our issuance of Series D preferred shares with mandatory redemption rights and warrants and share appreciation rights with put rights may increase our risk of loss if we need to satisfy these redemption rights and put rights.

We have issued our Series D preferred shares of beneficial interest which provide a holder with redemption rights in defined circumstances and warrants and share appreciation rights which have put rights in defined circumstances. We expect that we may issue additional Series D preferred shares and such warrants and share appreciation rights or similar securities in the future. While these Series D preferred shares and such warrants and share appreciation rights provide that any exercise of such redemption and put rights may be satisfied by RAIT issuing a note, the exercise of these redemption and put rights may adversely affect our liquidity and reduce amounts available for distribution to our shareholders.

We may seek to acquire, redeem, restructure, refinance or otherwise enter into transactions to satisfy our debt which may include any combination of material payments of cash, issuances of our debt and/or equity securities, sales or exchanges of our assets or other methods.

We are aware that our collateralized debt obligation, or CDO, notes payable are currently trading at discounts to their respective face amounts and our other indebtedness may trade at such discounts in the future. In order to reduce future cash interest payments, as well as future principal amounts due upon any applicable put dates, at maturity or upon redemption, or to otherwise benefit RAIT, we may, from time to time, purchase such CDO notes payable or other indebtedness for cash, in exchange for our equity or debt securities, or for any combination of cash and our equity or debt securities, in each case in open market purchases, privately negotiated transactions, exchange offers and consent solicitations or otherwise. We will evaluate any such transactions in light of then-existing market conditions, contractual restrictions and other factors, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material and may materially reduce our liquidity or reduce or eliminate our ability to convert assets into liquidity. Any material issuances of our equity securities may have a material dilutive effect on our current shareholders.

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

The failure of securitizations in which we hold retained interests collateralized primarily by investment in debt securities, Taberna VIII, and Taberna IX, to meet their performance tests has reduced, and we expect will continue to reduce, the cash flow we receive from these securitizations.

Our remaining consolidated securitizations collateralized primarily by investments in debt securities, Taberna VIII and Taberna IX, have not passed some of their over-collateralization tests. As a consequence, distributions to senior debt have been accelerated, resulting in the cessation of distributions on the subordinated debt and equity we hold in these securitizations as well as our subordinated management fees from these securitizations. This has substantially reduced the cash flow we receive from these securitizations. Because we do not expect these securitizations will meet these tests for the foreseeable future, we expect that our cash flows from these transactions will remain limited to the senior management fees received from them.

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

We receive collateral management fees pursuant to collateral management agreements for acting as the collateral manager of RAIT I, RAIT II, Taberna I, Taberna VIII and Taberna IX. If all the notes issued by one of those securitizations are redeemed, or if the collateral management agreement is otherwise terminated, we will no longer receive collateral management fees from that securitization. In general, a collateral management agreement may be terminated both with and without cause at the direction of holders of a specified supermajority in principal amount of the notes issued by the securitization. Furthermore, such fees are based on the total amount of collateral held by the securitizations. If the securities serving as collateral for a securitization are prepaid or go into default, we will receive lower collateral management fees than expected or the collateral management fees may be eliminated.

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

Representations and warranties made by us in connection with loan sales to securitization vehicles may subject us to liability that could result in loan losses and could harm our operating results and, therefore distributions we make to our shareholders.

In connection with loan sales to securitization vehicles, we are required to make representations and warranties regarding, among other things, the borrowers, guarantors, collateral, originators and servicers of the loans sold to the depositor of such assets into securitization trusts. Many of the representations and warranties we are required to make are based on similar representations and warranties made to us by the borrowers and guarantors and/or on opinion letters, reports or insurance policies issued by third party providers. While we have no reason to believe that any of the representations and warranties made to us are inaccurate, untrue or misleading in any material respect, we rely on them in making our representations and warranties without independent verification of such matters.

If any of the representations or warranties that we make are found subsequently to be incorrect, the depositor and certain other principal loan sellers may have recourse against us including, without limitation, requiring us to cure the breach or repurchase the asset(s). While we generally have recourse to loan originators (if not us), borrowers, guarantors and/or other third parties whose representations, warranties, certifications, reports and/or other statements or work product we relied upon in making our representations and warranties, the originators, borrowers, guarantors and other third parties may not be able to honor their obligations to us.

We generally attempt to limit the potential remedies available to the depositor and other indemnified parties to the potential remedies that we have against the originators from whom we acquired the assets or the other responsible parties. However, in some cases, the remedies available to the depositor or other indemnified parties may be broader than those available to us against the originators of the assets or the other responsible parties and, in the event the depositor or other indemnified parties enforces their remedies against us, we may not always be able to enforce whatever remedies are available to us against the originators of the loans or the other responsible parties. Furthermore, if we discover, prior to the securitization of an asset, that there is any fraud or misrepresentation with respect to the origination of such asset and the originator fails to repurchase the asset, then we may not be able to sell the asset or we may have to sell it at a discount.

Our financing arrangements contain covenants that restrict our operations, and any default under these arrangements would inhibit our ability to grow our business, increase revenue and pay distributions to our shareholders.

Our financing arrangements contain restrictions, covenants and events of default. Failure to meet or satisfy any of these covenants could result in an event of default under these agreements. These agreements may contain cross- default provisions so that an event of default under one agreement will trigger an event of default under other agreements. Defaults generally give our lenders the right to declare all amounts outstanding under their particular credit agreement to be immediately due and payable, and enforce their rights by foreclosing on or otherwise liquidating collateral pledged under these agreements. These restrictions may interfere with our ability to obtain financing or to engage in other business activities. Furthermore, our default under any of our financing arrangements could materially reduce our liquidity and our ability to make distributions to our shareholders.

We operate in a highly competitive market which may harm our business, financial condition, liquidity and results of operations.

Historically, we have been subject to significant competition in all of our business lines. We compete with many third parties engaged in finance and real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms and broker-dealers, property managers, investment advisers, lenders, governmental bodies and other entities. With respect to our sponsored companies, we compete with other sponsors of offerings by commercial real estate businesses for access to debt and equity capital. Some of these competitors have, or in the future may have, substantially greater financial resources than we do and generally may be able to accept more risk. As such, they have the ability to make larger loans and to reduce the risk of loss from any one loan by having a more diversified loan portfolio. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies. An increase in the general availability of funds to lenders, or a decrease in the amount of borrowing activity, may increase competition for making loans and may reduce obtainable yields or increase the credit risk inherent in the available loans.

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

Our board of trustees reviews our policies developed by management and, in particular, our investment policies. Our board of trustees may amend our policies or approve transactions that deviate from these policies without a vote of or notice to our shareholders. Policy changes could adversely affect the market price of our shares and our ability to make distributions. Our board of trustees cannot take any action to disqualify us as a REIT or to otherwise revoke our election to be taxed as a REIT without the approval of a majority of our outstanding voting shares.

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

Under our code of business conduct, we have established procedures regarding the review, approval and ratification of transactions which may give rise to a conflict of interest between us and any employee, officer, trustee, their immediate family members, other businesses under their control and other related persons. In the ordinary course of our business operations, we have ongoing relationships and have engaged in transactions with several related entities. These procedures do not guarantee that all potential conflicts will be identified, reviewed or sufficiently addressed.

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

Although we seek to make decisions with respect to our securitization vehicles in a manner that we believe is fair and consistent with the operative legal documents governing these vehicles, perceived or actual conflicts may create dissatisfaction among the other investors in such vehicles or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and our reputation could be damaged if we fail to deal appropriately with one or more perceived or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, such conflicts of interest could materially adversely affect our ability to manage or generate income or cash flow from our securitizations business, cause harm to our reputation and adversely affect our ability to attract investors for future vehicles.

The organization and management of our sponsored companies may create conflicts of interest.

We are currently sponsoring, and may sponsor in the future, the offerings of sponsored companies, including the offering of IRT. We expect the sponsored companies will be managed by us and will not be listed on a major exchange. The sponsored companies currently hold, or may hold in the future, assets that we determine should be acquired by them and doing so may create conflicts of interest, including between investors in any sponsored companies and our shareholders, since many investment opportunities that are suitable for us may also be suitable for one or more of the sponsored companies and other investment vehicles. Additionally, our management and other real estate and debt finance professionals may face conflicts of interest in allocating their time among RAIT and the sponsored companies. Although as a company we will seek to make these decisions in a manner that we believe is fair and consistent with the operative legal documents governing these investment vehicles, the transfer or allocation of these assets may give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our ability to manage or generate income or cash flow from our sponsored companies and our ability to attract investors for future vehicles.

Our ability to raise capital and attract investors in our sponsored companies is critical to their respective success and ability to grow and depends on our ability to attract a sales force in our subsidiary, Independence Securities, our affiliated licensed broker-dealer responsible for such capital raising.

The sponsored companies will depend upon our ability to attract purchasers of equity interests, which will depend largely upon the efforts of the sales force in Independence Securities, our affiliated licensed broker-dealer responsible for such capital raising. Our ability to grow our sponsored companies will depend on our ability to retain and motivate our sales force and other key personnel and to strategically recruit, retain and compensate new personnel. However, we may not be successful in our efforts to recruit, retain and motivate the required personnel as the market for qualified professionals is extremely competitive. If we do not retain an effective sales force, or our sales professionals join competitors or form competing companies, it could limit the ability of our sponsored companies to raise capital, which would reduce their ability to carry out their business strategy and reduce our ability to derive income and other benefits from our sponsored companies.

We are exposed to loss if lenders under our repurchase agreements, warehouse facilities or other short-term debt liquidate the portfolio assets collateralizing or otherwise providing credit support for such debt. Moreover, assets financed by us pursuant to our repurchase agreements, warehouse facilities or other short-term debt may not be suitable for refinancing through, or sales to, future securitization transactions, which may require us to seek more costly financing for these assets, to liquidate assets or to repurchase these assets .

We have entered into repurchase agreements, and may in the future enter into other repurchase agreements, warehouse facilities or other debt with similar terms. Our lenders have the right under our current repurchase agreements, and may have the right under such other debt, to liquidate assets acquired thereunder upon the occurrence of certain events, such as an event of default. We are exposed to loss if the proceeds received by the lender upon any such liquidation are insufficient to satisfy our obligation to the lender. We are also subject to the risk that the assets subject to such repurchase agreements, warehouse facilities or other debt with similar terms might not be suitable for refinancing through, or sales to, future securitization transactions. If we were unable to refinance these assets through, or sell these assets to, future securitization transactions, we might be required to seek more costly financing for these assets, to liquidate assets or to repurchase assets under time constraints that may not produce the optimal return to us.

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

We have entered into and intend to enter into, sale and repurchase agreements under which we nominally sell certain REIT qualifying assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owners of the assets that are the subject of any such agreement notwithstanding that we may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service, or IRS, could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case our ability to qualify as a REIT would be adversely affected because it would reduce the amount of assets that helps us meet relevant REIT asset tests. Similarly, if any of our REIT qualifying assets are subject to a repurchase agreement and are sold by the counterparty in connection with a margin call, the loss of those assets could impair our ability to qualify as a REIT because it would reduce the amount of assets that helps us meet relevant REIT asset tests. Accordingly, unlike other REITs, we may be subject to additional risk regarding our ability to qualify and maintain our qualification as a REIT.

If we deconsolidate any of RAIT I, RAIT II, Taberna VIII or Taberna IX or our sponsored companies, it may have a material effect on our financial statements.

Our consolidated financial statements reflect our accounts and the accounts of our majority-owned and/or controlled subsidiaries and of entities that are variable interest entities, or VIEs, where we have determined that we are the primary beneficiary of such entities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidation.” If we were to cease serving as the collateral manager for any of RAIT I, RAIT II, Taberna VIII or Taberna IX and/or if we determined that our retained interests in any such securitizations no longer made us its primary beneficiary, our determination to consolidate such securitization could change. If we deconsolidate any of these securitizations for these or any other reasons, such deconsolidation would have a material effect on our financial statements, including a material reduction of our assets, liabilities, equity and income. Similarly, we expect that the securities offerings we are sponsoring for our sponsored companies will result in our holding minority interests in the sponsored companies. If we held minority interests, if we were to cease serving as the advisor for any sponsored company for any reason and/or if we determined that our retained interests in any such sponsored company no longer made us its primary beneficiary that could affect our determination to consolidate such sponsored company. We have contributed a substantial amount of assets to IRT and may make similar transfers of our assets to other sponsored companies in the future and IRT and these other sponsored companies may acquire other assets and otherwise engage in significant activity while we consolidate them. If we deconsolidate IRT or any sponsored company that engaged in significant activity while we consolidated it for these or any other reasons, such deconsolidation may have a material effect on our financial statements, including a material reduction of our assets, liabilities, equity and income.

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

Risks Related to Our Investments

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on our financial results.

We maintain loan loss reserves to protect against potential losses and conduct a review of the adequacy of these reserves on a quarterly basis. Our general loan loss reserve reflects management’s then-current estimation of the probability and severity of losses within our portfolio, based on this quarterly review. In addition, our determination of asset-specific loan loss reserves relies on material estimates regarding the fair value of loan collateral. Estimation of ultimate loan losses, provision expenses and loss reserves is a complex and subjective process. As such, there can be no assurance that management’s judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. If our reserves for credit losses prove inadequate we may suffer additional losses which would have a material adverse effect on our financial performance and results of operations.

We may not realize gains or income from investments and have realized, and may continue to realize, losses from some of our investments, including our portfolio of debt securities.

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

Our portfolio of debt securities has been adversely affected by, and may continue to be adversely affected by, economic developments affecting the business sectors in which our borrowers operate, including homebuilders, residential mortgage providers, commercial mortgage providers, office, specialty finance, retail, hospitality and storage, resulting in a substantial reduction in their fair value which adversely affects our financial performance and a substantial decrease in the cash flow we receive from the securitizations holding debt securities. We cannot assure you that the fair value we reflect for any asset or liability in any particular reporting period will not change adversely in a subsequent reporting period.

Uninsured and underinsured losses may affect the value of, or our return from, our real estate.

Our properties, and the properties underlying our loans, have comprehensive insurance in amounts we believe are sufficient to permit the replacement of the properties in the event of a total loss, subject to applicable deductibles. There are, however, certain types of losses, such as earthquakes, sinkholes, floods, hurricanes and terrorism that may be uninsurable or not economically insurable. Also, inflation, changes in building codes and ordinances, environmental considerations and other factors might make it impractical to use insurance proceeds to replace a damaged or destroyed property. If any of these or similar events occurs, it may reduce our return from an affected property and the value of our investment.

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

We invest in mezzanine loans and other forms of subordinated financing, such as investments consisting of preferred equity interests in entities owning real estate. Because of their subordinate position, these subordinated investments carry a greater credit risk than senior lien financing, including a substantially greater risk of non-payment. If a borrower defaults on our subordinated investment or on debt senior to us, our subordinated investment will be satisfied only after the senior debt is paid off, which may result in our being unable to recover the full amount, or any, of our investment. A decline in the real estate market could reduce the value of the property so that the aggregate outstanding balances of senior liens may exceed the value of the underlying property.

Where debt senior to our investment exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process. In the event of a default on a senior loan, we may elect to make payments, if we have the right to do so, in order to prevent foreclosure on the senior loans. When we originate or acquire a subordinated investment, we may not have the right to service senior loans. The servicers of the senior loans are responsible to the holders of those loans, whose interests will likely not coincide with ours, particularly in the event of a default. Accordingly, the senior loans may not be serviced in a manner advantageous to us. It is also possible that, in some cases, a “due on sale” clause included in a senior mortgage, which accelerates the amount due under the senior mortgage in case of the sale of the property, may apply to the sale of the property if we foreclose, increasing our risk of loss.

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

We may not control the special servicing of the mortgage loans or other debt underlying the debt securities in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interest.

In circumstances where we do not maintain a first mortgage position, overall control over the special servicing of the mortgage loans or other debt underlying the debt securities in which we invest may be held by a directing certificate holder which is typically appointed by the holders of the most subordinate class of such debt security then outstanding. We ordinarily do not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced loans, the related special servicer may, at the direction of the directing certificate holder, take actions that could adversely affect our interest.

Acquisitions of discounted loans may involve increased risk of loss.

We may acquire existing loans at a discount from both the outstanding balances of the loans and the appraised value of the properties underlying the loans. These loans typically are in default under the original loan terms or other requirements and are subject to forbearance agreements. A forbearance agreement typically requires a borrower to pay to the lender all revenue from a property after payment of the property’s operating expenses in return for the lender’s agreement to withhold exercising its rights under the loan documents. Acquiring loans at a discount involves a substantially higher degree of risk of non-collection than loans that conform to institutional underwriting criteria. We do not acquire a loan unless material steps have been taken toward resolving problems with the loan, or its underlying property.

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

We have invested, and may continue to invest in preferred securities of REITs and real estate operating companies, depending upon our ability to finance such assets directly or indirectly in accordance with our financing strategy. Preferred equity investments involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to debt and are not secured by property underlying the investment. Furthermore, should an issuer of preferred equity default on our investment, we would only be able to proceed against the issuer, and not the property owned by the issuer. In most cases, a preferred equity holder has no recourse against an issuer for a failure to pay stated dividends; rather, unpaid dividends typically accrue and the preferred shareholder maintains a liquidation preference in the event of a liquidation of the issuer of the preferred securities. An issuer may not have sufficient assets to satisfy any liquidation preference to which we may be entitled. As a result, we may not recover some or all of our investments in preferred equity securities.

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

We have taken control of properties underlying our commercial real estate investments in connection with restructurings, workouts and foreclosures of these investments. If we are unable to improve the performance of these properties from their performance under their prior owners, our cash flow may be adversely affected if the properties’ cash flow is insufficient to support payments due on any related debt and we may not be able to sell these properties at a price that will allow us to recover our investment.

We may need to make significant capital improvements to our properties in order to remain competitive.

Our investments in real estate may face competition from newer, more updated properties. In order to remain competitive, we may need to make significant capital improvements to these properties. In addition, if we need to re-lease a property, we may need to make significant tenant improvements. Any financing of such improvements may reduce our ability to operate the property profitably and, if financing is not available, we may be use our available cash resources which would reduce our cash flow, liquidity and ability to make distributions to shareholders.

Lease expirations, lease defaults and lease terminations may adversely affect our revenue.

Lease expirations, lease defaults and lease terminations may result in reduced revenue from our real estate if the lease payments received from replacement tenants are less than the lease payments received from the expiring, defaulting or terminating tenants. In addition, lease defaults by one or more significant tenants, lease terminations by tenants following events causing significant damage to the property or takings by eminent domain, or the failure of tenants under expiring leases to elect to renew their leases, could cause us to experience long periods with reduced or no revenue from a property and to incur substantial capital expenditures in order to obtain replacement tenants. See Item 2-“Properties,” for a ten-year lease expiration schedule for our non-residential properties as of December 31, 2012.

Risks Relating to the Fair Value of Our Assets and Liabilities

A decline in the market value of the assets we finance pursuant to repurchase agreements or warehouse facilities may result in margin calls that may force us to sell assets under adverse market conditions.

Our current repurchase agreements allow, and we expect any warehouse facilities and repurchase agreements we enter into in the future to allow, our lender to make margin calls that would require us to make cash payments or deliver additional assets to our lender in the event that there is a decline in the market value of the assets that collateralize our repurchase agreements or debt under our warehouse facilities. As a result, a decline in the market value of assets collateralizing any such debt may result in our lenders initiating margin calls and requiring a pledge of additional collateral or cash. Posting additional collateral or cash to support our borrowings would reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. As a result, we could be forced to sell some of our assets in order to maintain liquidity. Forced sales typically result in lower sales prices than do market sales made in the normal course of business. If our investments were liquidated at prices below the amortized cost basis of such investments, we would incur losses, which could result in a rapid deterioration of our financial condition.

A portion of our assets and liabilities are recorded at fair value as determined in good faith by our management and, as a result, there may be uncertainty as to the value of these investments.

We reflect certain investments in securities, certain CDO notes payable, certain derivative instruments and other assets and liabilities at fair value in our balance sheet, with all changes in fair value recorded in earnings. Most of these investments are securities or other assets that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. For further discussion of the fair value of our financial instruments, see Item 8—“Financial Statements and Supplementary Data—Note 2: Summary of Significant Accounting Policies—Fair Value of Financial Investments.” We value these investments quarterly at fair value. Because such valuations are inherently uncertain, may fluctuate over short periods of time and are based on assumptions and estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. If our determinations regarding the fair value of these investments are not realized, we could record a loss upon their disposal.

When we acquire properties through the foreclosure of commercial real estate loans, we may recognize losses if the fair value of the property internally determined upon such acquisition is less than the previous carrying amount of the foreclosed loan.

We periodically acquire properties through the foreclosure of commercial real estate loans. Upon acquisition, we value the property and its related assets and liabilities. We determine the fair values based primarily upon discounted cash flow or capitalization rate models, the use of which requires critical assumptions including discount rates, capitalization rates, vacancy rates and growth rates based, in part, on the properties’ operating history and third party data. We may recognize losses if the fair value of the property internally determined upon acquisition is less than the previous carrying amount of the foreclosed loan.

The fair value of assets that we record at their fair value under the fair value option may decline, which may decrease our net income.

The fair value of investments that we record on our financial statements at their fair value under FASB ASC Topic 825, may decline, which may decrease our net income. These investments consist primarily of our portfolio of TruPS and subordinated debentures.

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

Through December 31, 2012 the cumulative effect of the fair value adjustments recorded on each financial asset and liability selected for the fair value option resulted in a net increase in shareholders’ equity of $359.6 million, principally as a result of adjustments in the fair value of our CDO notes payable and other liabilities. This increase in shareholders’ equity has reversed, and may continue to reverse, through earnings as an unrealized loss in the future. For example, our CDO notes payable have recovered, and may continue to recover, some or all of their value sooner than any recovery of the value of the securities collateralizing them, the net difference in the respective recoveries has materially reduced, and may continue to reduce, earnings and our shareholders’ equity. Under current market conditions and the volatility in interest rates and the credit performance of our underlying collateral, we cannot assure you that there will not be further significant fluctuations in the fair value of our assets and liabilities, which could materially reduce earnings and our shareholders’ equity.

At December 31, 2012, our total investment in Taberna VIII and Taberna IX is approximately $550.0 million which represents both preferred equity and various levels of debt positions. Approximately 87.9% of the investments are in the form of TruPS and TruPS related receivables issued by commercial real estate companies. The typical TruPS instruments are unsecured borrowings with a 30 year maturity and a 5 year no-call provision that prevented prepayments. Beginning in 2012, the no-call provisions for TruPS collateralizing Taberna VIII and Taberna IX started to expire and the TruPS issuers have the option to prepay the instruments on which the no-call provisions have expired. Given the historically low interest rate environment in comparison to when the collateral was originated, together with improving performance for some of these TruPS issuers, we expect some of the TruPS issuers will elect to prepay their TruPS. We expect to use any prepayments to repay the most senior tranches of the non-recourse CDO notes payable issued by Taberna VIII and Taberna IX in accordance with the terms of their respective indentures. We carry these CDO notes payable at their fair market value on our financial statements, which is currently lower than the amount due thereunder, and any negative difference between the amount paid and the carrying amount may result in incremental non-cash charges to our GAAP earnings.

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

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into puts and calls on securities or indices of securities, interest rate swaps, caps and collars, including options and forward contracts, and interest rate lock agreements, principally Treasury lock agreements, to seek to hedge against mismatches between the cash flows from our assets and the interest payments on our liabilities. Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. There are often no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements.

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

The Dodd Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act may impose significant requirements on hedging instruments we use. Our compliance efforts and any need for us to change the manner in which we structure our hedges may result in increased expenses. Also, the Dodd-Frank Act provides for the creation of a clearing house for hedging instruments and require the posting of cash collateral based on the fair value of any hedging instruments. Any such posting requirement could reduce our liquidity or limit our ability to hedge.

Our ability to enter into hedging transactions at commercially reasonable rates may be limited by developments relating to the counterparties we used historically and economic and credit market conditions generally.

Most of the counterparties under our outstanding hedging instruments are affiliates of investment banks that have subsequently been acquired by other financial institutions. We cannot assure you that as our outstanding hedges reach their termination dates or as we seek to enter into new hedging transactions, that our historical counterparties or other institutions with acceptable credit ratings will enter into hedging transactions with us on commercially reasonable terms or at all. If we cannot enter into interest rate hedges on commercially reasonable terms, our exposure to interest rate risk will increase. The risk of defaults by our counterparties may increase in the event the markets for hedging transactions shrink or otherwise become more volatile.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

Part of our investment strategy involves entering into derivative contracts like the interest rate swaps we use to limit our exposure to interest rate movements. Most of our derivative contracts require us to fund cash payments upon the early termination of a derivative agreement caused by an event of default or other early termination event. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. In addition, some of these derivative arrangements require that we maintain specified percentages of cash collateral with the counterparty to fund potential liabilities under the derivative contract. We may have to make cash payments in order to maintain the required percentage of collateral with the counterparty. These economic losses would be reflected in our results of operations, and our ability to fund these obligations would depend on the liquidity of our respective assets and access to capital at the time. The need to fund these obligations could adversely impact our results of operations and liquidity. Our due diligence may not reveal all of an entity’s liabilities and may not reveal other weaknesses in the entity’s business.

Tax Risks

We and our REIT affiliates may fail to qualify as a REIT, and such failure to qualify would have significant adverse consequences on the value of our common shares. In addition, if we fail, or any REIT Affiliate fails, to qualify as a REIT, our respective dividends will not be deductible, and the entity will be subject to corporate-level tax on its net taxable income, which would reduce the cash available to make distributions.

We believe that we have been organized and operated in a manner that will allow us to qualify as a REIT. We have not requested, and do not plan to request, a ruling from the IRS that we and our REIT affiliates qualify as a REIT and any statements in our filings or the filings of our REIT affiliates with the SEC are not binding on the IRS or any court. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions, for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may also affect our abilities and those of our REIT affiliates to qualify as a REIT. In order to qualify as a REIT, we and our REIT affiliates must each satisfy a number of requirements, including requirements regarding the composition of our respective assets and sources of our respective gross income. Also, we must each make distributions to our respective shareholders aggregating annually at least 90% of our respective net taxable incomes, excluding net capital gains. In addition, our respective ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership or REIT for U.S. federal income tax purposes. As an example, to the extent we invest in preferred equity securities of other REIT issuers, our qualification as a REIT will depend upon the continued qualification of such issuers as REITs under the Internal Revenue Code. Accordingly, unlike other REITs, we and our REIT affiliates may be subject to additional risk regarding our respective ability to qualify and maintain our respective qualification as a REIT. The reduction in our rate of originating new assets, operations and liquidity may adversely impact our and our REIT affiliates’ ability to meet REIT requirements and we and our REIT affiliates may be less able to make changes to our respective investment portfolios to adjust our respective REIT qualifying assets and income depending on our respective ability to deploy capital and maintain assets under management.

There can be no assurance that we and our REIT affiliates will be successful in operating in a manner that will allow us to each qualify as a REIT. Because we receive significant distributions from Taberna, and may in the future receive significant distributions from other of our REIT affiliates, the failure of one or more of such REIT affiliates to maintain its REIT status could cause us to lose our REIT status. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our respective ability to qualify as a REIT or the desirability of an investment in a REIT relative to other investments.

If we or any of our REIT affiliates fail to qualify as a REIT or lose our respective qualification as a REIT at any time, we, or such REIT affiliate, would face serious tax consequences that would substantially reduce the funds available for distribution to our respective shareholders for each of the years involved because:

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

To qualify as a REIT, we and our REIT affiliates must each continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to shareholders and the ownership of common shares. In order to satisfy these tests, we and our REIT affiliates may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our and our REIT affiliates’ investment performance.

In particular, at least 75% of our and our REIT affiliates total assets at the end of each calendar quarter must each consist of real estate assets, government securities, and cash or cash items. For this purpose, “real estate assets” generally include interests in real property, such as land, buildings, leasehold interests in real property, stock of other entities that qualify as REITs, interests in mortgage loans secured by real property, investments in stock or debt instruments during the one-year period following the receipt of new capital and regular or residual interests in a real estate mortgage investment conduit, or REMIC. In addition, the amount of securities of a single issuer that we and each of our REIT affiliates hold must generally not exceed either 5% of the value of such issuer’s gross assets or 10% of the vote or value of such issuer’s outstanding securities.

Certain of the assets that we or our REIT affiliates hold or intend to hold, including TruPS and unsecured loans to REITs or other entities, will not be qualified real estate assets for the purposes of the REIT asset tests. In addition, although preferred equity securities of REITs (which would not include TruPS) should generally be treated as qualified real estate assets, this will require that (i) they are treated as equity for U.S. tax purposes, and (ii) their issuers maintain their qualification as REITs. CMBS should generally qualify as real estate assets. However, to the extent that we or our REIT affiliates own non-REMIC collateralized mortgage obligations or other debt instruments secured by mortgage loans (rather than by real property) or secured by non-real estate assets, or debt securities issued by corporations that are not secured by mortgages on real property, those securities will likely not be qualifying real estate assets for purposes of the REIT asset tests.

We and our REIT affiliates generally will be treated as the owner of any assets that collateralize a securitization transaction to the extent that we or such affiliates retain all of the equity of the securitization entity and do not make an election to treat such securitization entity as a TRS, as described in further detail below.

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

It may be possible to reduce the impact of the prohibited transaction tax and the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests by conducting certain activities, holding non-qualifying REIT assets or engaging in securitization transactions through our TRSs, subject to certain limitations as described below. To the extent that we and our REIT affiliates engage in such activities through TRSs, the income associated with such activities may be subject to full U.S. federal corporate income tax.

Neither TruPS nor equity in corporate entities, such as issuers of securitizations that hold TruPS, will qualify as real estate assets for purposes of the REIT asset tests and the income generated by such investments generally will not qualify as real estate-related income for the REIT gross income tests. We and Taberna must continue to invest in qualifying real estate assets, such as mortgage loans, debt securities secured by real estate and interests in real property to maintain our respective REIT qualifications, and these assets typically generate less attractive returns than TruPS which could result in reduced returns to Taberna, and therefore to our shareholders.

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

Each of our and our REIT affiliates’ qualifications as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the issuers of the REIT securities in which we invest maintaining their REIT qualification and the accuracy of legal opinions rendered to or statements made by the issuers of securities, including securitizations, in which we invest.

When purchasing securities issued by REITs, we and our REIT affiliates may each rely on opinions of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such issuer qualifies as a REIT for U.S. federal income tax purposes and whether such securities represent debt or equity securities for U.S. federal income tax purposes, and therefore to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. In addition, when purchasing securitization equity, we and our REIT affiliates may each rely on opinions of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax. The inaccuracy of any such opinions or statements may adversely affect our or our REIT affiliates respective REIT qualification and/or result in significant corporate-level tax. In addition, if the issuer of any REIT equity securities in which we or our REIT affiliates invest were to fail to maintain its qualification as a REIT, the securities of such issuer held by us or such affiliate will fail to qualify as real estate assets for purposes of maintaining REIT qualification and the income generated by such securities will not represent qualifying income for purposes of the 75% REIT gross income test and therefore could cause us or such affiliate to fail to qualify as a REIT.

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

In order to qualify as a REIT, we and our REIT affiliates must each distribute to our respective shareholders each calendar year at least 90% of our respective REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we and our REIT affiliates each satisfy the 90% distribution requirement, but distribute less than 100% of net taxable income, we or such affiliate will be subject to U.S. federal corporate income tax. In addition, we or our REIT affiliates will incur a 4% nondeductible excise tax on the amount, if any, by which our respective distributions in any calendar year are less than the sum of:

•	85% of ordinary income for that year;

•	95% of capital gain net income for that year; and

•	100% undistributed taxable income from prior years.

We and our REIT affiliates each intend to distribute our respective net income to our respective shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. There is no requirement that any TRS of ours or our REIT affiliates distribute their after-tax net income to us or our REIT affiliates and such TRSs may, to the extent consistent with maintaining our or our REIT affiliates’ qualification as a REIT, determine not to make any current distributions to us or our REIT affiliates. However, Taberna’s non-U.S. TRSs, Taberna VIII and Taberna IX, will generally be deemed to distribute their earnings to Taberna on an annual basis for U.S. federal income tax purposes, regardless of whether such TRSs actually distribute their earnings.

Our or our REIT affiliates’ respective taxable income may substantially exceed our or their respective net income as determined by accounting principles generally accepted in the United States, or GAAP, because, for example, expected capital losses will be deducted in determining our respective GAAP net income, but may not be deductible in computing our or their respective taxable income. GAAP net income may also be reduced to the extent we or our REIT affiliates have to “markdown” the value of our respective assets to reflect their current value. Prior to the sale of such assets, those mark-downs do not comparably reduce taxable income. In addition, we or our REIT affiliates may invest in assets including the equity of securitization entities that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. This taxable income may arise for us in the following ways:

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

•

Our or our REIT affiliates’ loan terms may provide for both an interest “pay” rate and “accrual” rate. When this occurs, we recognize interest based on the sum of the pay rate and the accrual rate, but only receive cash at the pay rate until maturity of the loan, at which time all accrued interest is due and payable.

•

Our or our REIT affiliates’ loans or unconsolidated real estate may contain provisions whereby the benefit of any principal amortization of the underlying senior debt inures to us or our REIT affiliates. We or our REIT affiliates recognize this benefit as income as the amortization occurs, with no related cash receipts until repayment of our loan.

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

Taberna’s consolidated foreign securitization subsidiaries, Taberna VIII and Taberna IX, are organized as Cayman Islands companies, and we may own similar foreign securitizations in the future. There is a specific exemption from U.S. federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We and Taberna intend that the consolidated securitization subsidiaries and any other non-U.S. securitizations that are TRSs will rely on that exemption or otherwise operate in a manner so that they will not be subject to U.S. federal income tax on their net income at the entity level. If the IRS were to succeed in challenging the tax treatment of our or Taberna’s securitizations, it could greatly reduce the amount that those securitizations would have available to distribute to their shareholders and to pay to their creditors. Any reduced distributions would reduce amounts available for distribution to our shareholders.

Our and our REIT affiliates’ ownership of and relationship with TRSs will be limited, and a failure to comply with the limits would jeopardize our and its REIT qualification and may result in the application of a 100% excise tax.

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

Any domestic TRSs that we or our REIT affiliates own or that we or our REIT affiliates acquire in the future will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution but will not be required to be distributed.

The value of the securities that we or our REIT affiliates hold in TRSs may not be subject to precise valuation. Accordingly, there can be no assurance that we or our REIT affiliates will be able to comply with the 25% limitation discussed above or avoid application of the 100% excise tax discussed above.

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

Potential regulatory action poses a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States. We operate our business so as to comply with the Internal Revenue Code’s REIT rules and regulations and so as to remain exempt from registration as an investment company under the Investment Company Act. The SEC and the Financial Industry Regulatory Authority, or FINRA, oversee the activities of our broker-dealer subsidiary. In addition, we are subject to regulation under the Exchange Act, the Investment Advisers Act and various other statutes. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses. A failure to comply with the obligations imposed by any of the regulations binding on us or to maintain any of the licenses required to be maintained by us could result in investigations, sanctions, monetary penalties and reputational damage.

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

•

it neither is engaged nor proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and does not own or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis, which we refer to as the 40% test. “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (relating to issuers whose securities are held by not more than 100 persons or whose securities are held only by qualified purchasers, as defined).

We rely on the 40% test because we are a holding company that conducts our businesses through wholly-owned or majority-owned subsidiaries. As a result, the securities issued by our subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets exclusive of government securities and cash items on an unconsolidated basis. Based on the relative value of our investment in Taberna, on the one hand, and our investment in RAIT Partnership, on the other hand, we can comply with the 40% test only if RAIT Partnership itself complies with the 40% test (or an exemption other than those provided by Sections 3(c)(1) or 3(c)(7)). Because the principal exemptions that RAIT Partnership relies upon to allow it to meet the 40% test are those provided by Sections 3(c)(5)(c) or 3(c)(6) (relating to subsidiaries primarily engaged in specified real estate activities), we are limited in the types of businesses in which we may engage through our subsidiaries.

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

If the combined value of the investment securities issued to Taberna by its subsidiaries that are excepted by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities Taberna may own, exceeds 40% of Taberna’s total assets on an unconsolidated basis, Taberna may be required either to substantially change the manner in which it conducts its operations or to rely on Section 3(c)(1) or 3(c)(7) to avoid having to register as an investment company. As a result of the relative values of RAIT Partnership and Taberna, it is likely that Taberna would rely on the Section 3(c)(1) or 3(c)(7) exemptions, which would increase the assets we hold included in the 40% basket for purposes of the 40% test, which would increase the effects that variations in the value of RAIT Partnership’s assets would have on its ability to comply with the 40% test and, accordingly, our ability to remain exempt from registration as an investment company.

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

Our subsidiaries, RAIT Partnership and TCM, are registered investment advisers under the Investment Advisers Act of 1940, or the Investment Advisers Act, and, as such, are supervised by the SEC. We registered RAIT Partnership and TCM under the Investment Advisers Act so that they could manage increasing numbers of securitizations or otherwise provide advisory services. We expect to register additional affiliates of RAIT providing advisory services to our sponsored companies and other public and private investment vehicles we sponsor in the future. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including record-keeping requirements, operational procedures and disclosure obligations. Such subsidiaries may also be registered with various states and, thus, subject to the oversight and regulation by such states’ regulatory agencies. If we do not comply with these requirements, we may not be able to provide management services to our securitizations and provide advisory services to our sponsored companies, to the extent our sponsored companies invest in securities. For a description of an investigation of TCM by the SEC, see “Item 3—Legal Proceedings” below.

Our failure to maintain a broker-dealer license in the various jurisdictions in which we do business could have a material adverse effect on our business, financial condition, liquidity and results of operations.

FINRA has granted our membership application for a broker-dealer license for our subsidiary, Independence Securities. We also are required to maintain licenses with state securities regulators. Failure to maintain Independence Securities’ licenses as a broker-dealer with FINRA and applicable state regulators would prevent it from serving as the dealer-manager for the securities offerings of our sponsored companies and earning related fees or engaging in trading and advisory services. In that event, we may need to engage a third-party broker-dealer to act as a dealer manager. If Independence Securities is unable to receive fees related to its dealer-manager services or engage in trading and advisory services, it would have less cash available for distribution to RAIT. In addition, any failure by Independence Securities to obtain a broker-dealer license in the various jurisdictions relevant to any securities offering by our sponsored companies and any private investment vehicles could have a material adverse effect on such offerings by requiring us to change the manner in which such offerings are made and our ability to derive benefits from our sponsored companies.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

For our investments in real estate, the leases for our multi-family properties are generally one-year or less and leases for our office and retail properties are operating leases. The following table represents a ten-year lease expiration schedule for our non-residential properties as of December 31, 2012.

Year of Lease Expiration (December 31,)	Number of Leases Expiring during the Year	Rentable Square Feet Subject to Expiring Leases	Final Annualized Rent under Expiring Leases (in 000’s) (a)	Final Annualized Rent per Square Foot under Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total
2013	205	628,285	$7,442,108	$11.85	20.9%	20.9%
2014	85	189,222	2,589,720	13.69	7.3%	28.2%
2015	63	490,515	4,200,915	8.56	11.8%	40.0%
2016	30	107,095	1,794,234	16.75	5.0%	45.0%
2017	24	382,501	7,062,713	18.46	19.8%	64.8%
2018	6	72,199	1,334,598	18.48	3.8%	68.6%
2019	6	45,550	506,617	11.12	1.4%	70.0%
2020	6	13,551	226,782	16.74	0.6%	70.6%
2021	5	99,603	1,821,381	18.29	5.1%	75.7%
2022	3	126,229	2,795,411	22.15	7.8%	83.5%
2023 and thereafter	3	353,427	5,865,625	16.60	16.5%	100.0%

Total	436	2,508,177	$35,640,103	$14.21	100.0%

(a)	“Final Annualized Rent” for each lease scheduled to expire represents the cash rental rates of the respective tenants for the final month prior to expiration multiplied by 12.

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

On March 13, 2012, the staff of the SEC notified us that the SEC had initiated a non-public investigation concerning one of our investment adviser subsidiaries, Taberna Capital Management, LLC, or TCM. Based on the notice and other communications with SEC staff, we believe this matter concerns TCM’s compliance with securities laws in connection with transactions since January 1, 2009 involving various Taberna securitizations for which TCM served as collateral manager. The SEC staff has subpoenaed testimony and information and we are cooperating fully. Because this matter is ongoing, we cannot predict the outcome at this time and, as a result, no conclusion can be reached as to what impact, if any, this matter may have on TCM or us.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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

	Price Range of Common Shares		Dividends Declared
	High	Low
2011
First Quarter	$11.34	$6.57	$0.09	(a)
Second Quarter	8.13	5.52	0.06
Third Quarter	7.31	3.12	0.06
Fourth Quarter	5.69	2.90	0.06
2012
First Quarter	$6.28	$4.70	$0.08
Second Quarter	5.20	3.90	0.08
Third Quarter	5.40	4.29	0.09
Fourth Quarter	5.99	4.92	0.10
2013
First Quarter (through March 15, 2013)	$7.50	$5.66

(a)	On January 10, 2011, we declared a 2010 annual cash dividend on our common shares of $0.09 per common share, split adjusted. The dividends were paid on January 31, 2011 to holders of record on January 21, 2011.

As of March 15, 2013, there were 60,720,757 of our common shares outstanding held by 584 holders of record.

Our Series A Cumulative Redeemable Preferred Shares, or Series A Preferred Shares, are listed on the NYSE and traded under the symbol “RAS PrA.” Since their date of original issuance, RAIT has declared and paid all specified quarterly dividends and no dividends are currently in arrears on the Series A Preferred Shares.

Our Series B Cumulative Redeemable Preferred Shares, or Series B Preferred Shares, are listed on the NYSE and traded under the symbol “RAS PrB.” Since their date of original issuance, RAIT has declared and paid all specified quarterly dividends and no dividends are currently in arrears on the Series B Preferred Shares.

Our Series C Cumulative Redeemable Preferred Shares, or Series C Preferred Shares, are listed on the NYSE and traded under the symbol “RAS PrC.” Since their date of original issuance, RAIT has declared and paid all specified quarterly dividends and no dividends are currently in arrears on the Series C Preferred Shares.

See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Series D Preferred Shares” for the terms of the purchase agreement described below limiting our ability to declare dividends.

PERFORMANCE GRAPH

The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period commencing December 31, 2007 and ending December 31, 2012 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Mortgage REIT index, the NAREIT Equity index and the S&P 500 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Item 6.	Selected Financial Data

The following selected financial data information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the notes thereto, included elsewhere herein (dollars in thousands, except share and per share data).

	As of and For the Years Ended December 31
	2012	2011	2010	2009	2008
Operating Data:
Net interest margin	$84,145	$93,995	$110,453	$255,793	$286,308
Rental income	103,872	91,880	72,373	44,637	17,425
Total revenue	200,784	195,798	201,068	326,928	325,090
Interest expense	(42,408)	(51,293)	(53,188)	(135,638)	(81,953)
Real estate operating expenses	(56,443)	(55,285)	(51,276)	(35,179)	(13,135)
Provision for losses	(2,000)	(3,900)	(38,307)	(226,567)	(162,783)
Asset impairments	—	—	—	(46,015)	(67,052)
Total expenses	(170,236)	(181,341)	(218,389)	(513,869)	(399,930)
Operating income (loss)	30,548	14,457	(17,321)	(186,941)	(74,840)
Change in fair value of financial instruments	(201,787)	(75,154)	45,840	1,563	(552,437)
Income (loss) from continuing operations	(168,341)	(38,457)	110,590	(440,141)	(617,130)
Net income (loss)	(168,341)	(37,710)	110,913	(440,981)	(619,185)
Net income (loss) allocable to common shares	(182,805)	(51,130)	98,152	(441,203)	(443,246)
Earnings (loss) per share from continuing operations
Basic	$(3.75)	$(1.35)	$3.38	$(20.26)	$(20.88)
Diluted	$(3.75)	$(1.35)	$3.33	$(20.26)	$(20.88)
Earnings (loss) per share:
Basic	$(3.75)	$(1.33)	$3.39	$(20.30)	$(20.97)
Diluted	$(3.75)	$(1.33)	$3.34	$(20.30)	$(20.97)
Balance Sheet Data:
Investments in mortgages and loans, net	$1,044,729	$950,281	$1,149,419	$1,380,957	$5,468,064
Investments in real estate	918,189	891,502	839,192	737,060	346,396
Investments in securities	655,509	647,461	705,451	694,897	1,920,883
Total assets	2,923,980	2,902,604	2,993,432	3,094,976	8,151,450
Total indebtedness	1,799,595	1,748,274	1,838,177	2,077,123	6,102,890
Total liabilities	2,033,856	1,988,510	2,074,902	2,325,055	6,882,109
Total equity	837,846	914,094	918,530	769,921	1,269,341
Other Data:
Common shares outstanding, at period end (1)	58,913,142	41,289,566	35,300,190	24,806,866	21,614,190
Book value per share (1)	$11.16	$18.04	$21.33	$24.24	$42.27
Ratio of earnings to fixed charges and preferred share dividends	—x (2)	—x (2)	1.9x	—x (2)	—x (2)
Dividends declared per share (1)	$0.35	$0.27	$—	$—	$1.27

(1)	Information presented for 2008 through 2010 have been adjusted to reflect the 1-for-3 reverse stock split in June 2011.
(2)	The ratio of earnings to fixed charges and preferred share dividends for the years ended December 31, 2012, 2011, 2009, and 2008 is deficient by $183.0 million, $52.1 million, $453.8 million, and $630.8 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a multi-strategy commercial real estate company. Our vertically integrated platform originates commercial real estate loans, acquires commercial real estate properties and invests in, manages, services and advises on commercial real estate-related assets. We offer a comprehensive set of debt financing options to the commercial real estate industry along with asset and property management services. We also own and manage a portfolio of commercial real estate properties and manage real estate-related assets for third parties. We are positioning RAIT for future growth in the area of its historical core competency, commercial real estate lending and direct ownership of real estate, while diversifying the revenue generated from our commercial real estate loans and properties and reducing or removing other non-core assets and activities.

In order to take advantage of market opportunities in the future, and to maximize shareholder value over time, we will continue to focus on:

•

expanding RAIT’s commercial real estate revenue by investing in commercial real estate-related assets, managing and servicing investments for our own account or for others, and providing property management services;

•	creating value through investing in our commercial real estate properties and implementing cost savings programs to help maximize property value over time;

•	maintaining and expanding our sources of liquidity;

•	sponsoring REITs and other sponsored companies and generating fee income by advising the sponsored companies and through broker-dealer activities;

•	managing our leverage to provide risk-adjusted returns for our shareholders; and

•	managing our investment portfolios to reposition under-performing assets, increase our cash flows and ultimately recover the value of our assets over time.

Our success to date in implementing these strategies is demonstrated by the significant asset growth and the asset performance we achieved in the year ended December 31, 2012. During the year ended December 31, 2012, we originated $375.5 million of commercial real estate loans, had payoffs totaling $238.0 million, resulting in net loan growth of $137.5 million, which includes CMBS eligible loans. Our business originating CMBS eligible loans continue to develop as indicated by the loan production of $119.3 million during the year ended December 31, 2012. These loans have either been securitized or are awaiting securitization later in 2013. With regards to our owned commercial real estate portfolios, we continue to see improvements in the key measures of their performance: occupancy and rental rates. As a result, the rental income at our owned properties increased to $103.9 million during the year ended December 31, 2012 while real estate operating expenses remained relatively consistent as compared to 2011. Our asset growth and asset performance resulted in growth in our adjusted funds from operations to $53.4 million and growth in our operating income to $30.5 million during the year ended December 31, 2012.

While we generated a GAAP net loss allocable to common shares of $182.8 million, or $3.75 per common share-diluted, during the year ended December 31, 2012, we attribute this loss primarily to continued non-cash negative changes in the fair value of various financial instruments. For the year ended December 31, 2012, the net change in fair value of financial instruments decreased net income by $201.8 million. This is comprised of the change in fair value of financial instruments of $223.5 million associated with an increase in the fair value of non-recourse debt, CDO Notes payable, issued by Taberna VIII and Taberna IX and the associated interest rate hedges. This non-cash mark-to-market reduction to earnings was offset by $23.4 million of non-cash mark-to-market increases in the fair value of trading securities and security related receivables.

The following key statistics illustrate the implementation of our business strategies since 2010 (dollars in thousands, except share and per share data):

	For the Years Ended December 31
	2012	2011	2010
Financial Statistics:
Recourse debt maturing within 1-year (a)	$—	$1,856	$41,489
Assets under management	$3,630,959	$3,517,684	$3,835,230
Debt to equity	2.4x	2.2x	2.3x
Total revenue	$200,784	$195,798	$201,068
Earnings per share, diluted	$(3.75)	$(1.33)	$3.34
Adjusted funds from operations per share,	$1.10	$0.96	$0.44
Common dividend declared per share (b)	$0.35	$0.27	$0.00
Commercial Real Estate (“CRE”) Loan Portfolio (c):
Reported CRE Loans—unpaid principal	$1,068,984	$952,997	$1,173,141
Non-accrual loans—unpaid principal	$69,080	$54,334	$122,306
Non-accrual loans as a % of reported loans	6.5%	5.7%	10.4%
Reserve for losses	$30,400	$40,565	$61,731
Reserves as a % of non-accrual loans	44.0%	74.7%	50.5%
Provision for losses	$2,000	$3,900	$38,307
CRE Property Portfolio:
Reported investments in real estate	$918,189	$891,502	$839,192
Net operating income	$47,429	$36,595	$21,097
Number of properties owned	59	56	47
Multifamily units owned	8,206	8,014	8,311
Office square feet owned	2,015,524	1,786,860	1,632,978
Retail square feet owned	1,422,572	1,358,257	1,116,112
Average Physical Occupancy Data:
Multifamily	90.0%	88.5%	85.5%
Office	72.8%	69.2%	67.8%
Retail	73.2%	68.0%	58.8%

Total	85.1%	83.6%	79.2%

(a)	Excludes $3.6 million of our 6.875% convertible senior notes that have a final maturity in April 2027 but were redeemed in full in April 2012. Includes any principal amortization on recourse debt that is required prior to the stated maturity.
(b)	On January 10, 2011, we declared a 2010 annual cash dividend on our common shares of $0.09 per common share, split adjusted. The dividends were paid on January 31, 2011 to holders of record on January 21, 2011.
(c)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only and does not include other loans. See Note 3—“Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.

Trends That May Affect Our Business

The following trends may affect our business:

Credit, capital markets and liquidity risk. We are seeing increased availability of liquidity to finance assets similar to those in our investment portfolios which has increased our ability to finance new investments in our targeted asset classes. In particular, the availability of financing from CMBS securitizations has been improving. With respect to our borrowers, the market for financing sources, such as CMBS, for commercial real estate has improved. While this reduces the risk of defaults upon the maturity of loans due to the lack of sources of refinancing, it also increases the opportunity for borrowers to prepay our loans and debt securities, as described below.

Interest rate environment. Interest rates were at historically low levels in 2012. We expect market participants believe that the future interest rate environment will be significantly higher. Any volatility may impact the value of our assets, liabilities and interest rate hedges. We use floating rate facilities and long-term floating rate CDO notes payable to finance our investments. To the extent the amount of fixed-rate, commercial loans are not directly offset by matching fixed-rate CDO notes payable, we utilize interest rate derivative contracts to convert our floating rate liabilities into fixed-rate liabilities, effectively match funding our assets with our liabilities. Continued volatility in interest rates may impact the value of our investments, financing arrangements or the interest income or expense generated by those investments/financings in the future. Moreover, due to the general low interest rate environment, we have seen fewer subordinated lending opportunities offering attractive risk-adjusted returns.

Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates on our assets also may be affected by other factors, including, without limitation, conditions in the housing, real estate and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate loans. As a result of the current low interest rate environment, there may be an increase in prepayment rates in our commercial loan portfolio and our net investment income may decrease and there may be an increase in prepayment rates of our debt securities, which may result in our recognizing non-cash expenses due to fair value adjustments.

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

Recognition of Fee and other income. We generate fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, (c) providing property management services to third parties, (d) providing securities brokerage services or other broker-dealer related services, and (e) funding CMBS eligible loans for sale into unaffiliated CMBS securitizations. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the years ended December 31, 2012, 2011, and 2010, we received $5.0 million, $5.2 million, and $6.3 million, respectively, of earned asset management fees associated with consolidated CDOs, of which we eliminated $3.7 million, $3.8 million, and $2.8 million, respectively, of management fee income.

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

In June 2011, the FASB issued an accounting standard classified under FASB ASC Topic 222, “Comprehensive Income”. This accounting standard amends existing guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by requiring entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an accounting standard that deferred the new presentation requirements about reclassification adjustments. Both of these accounting standards are effective for fiscal years, and interim periods with those years, beginning after December 15, 2011. The adoption of these standards did not have a material effect on our consolidated financial statements. In February 2013, the FASB issued an accounting standard that requires an entity to present the amounts reclassified out of accumulated other comprehensive income by component either on the face of the statement of operations or in the notes to the financial statements. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This standard is effective for reporting periods beginning after December 31, 2012. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

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

The table below summarizes our AUM as of December 31, 2012 and December 31, 2011 (dollars in thousands):

	AUM as of December 31, 2012	AUM as of December 31, 2011
Commercial real estate portfolio (1)	$1,993,655	$1,850,390
U.S. TruPS portfolio (2)	1,637,304	1,667,294

Total	$3,630,959	$3,517,684

(1)	As of December 31, 2012 and December 31, 2011, our commercial real estate portfolio was comprised of $1.0 billion and $0.9 billion of assets collateralizing RAIT I and RAIT II, $918.2 million and $891.5 million, respectively, of investments in real estate and $85.9 million and $23.9 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(2)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I, Taberna VIII, and Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

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

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands, except share information):

	For the Year Ended December 31, 2012		For the Year Ended December 31, 2011		For the Year Ended December 31, 2010
	Amount	Per Share (1)	Amount	Per Share (2)	Amount	Per Share (3)
Funds From Operations:
Net income (loss) allocable to common shares	$(182,805)	$(3.75)	$(51,130)	$(1.33)	$98,152	$3.34
Adjustments:
Real estate depreciation and amortization	30,550	0.63	28,407	0.74	28,878	0.98
(Gains) losses on the sale of real estate	—	—	98	—	1,682	0.06

Funds From Operations	$(152,255)	$(3.12)	$(22,625)	$(0.59)	$128,712	$4.38

Adjusted Funds From Operations:
Funds From Operations	$(152,255)	$(3.12)	$(22,625)	$(0.59)	$128,712	$4.38
Adjustments:
Change in fair value of financial instruments	201,787	4.14	75,154	1.96	(45,840)	(1.57)
(Gains) losses on debt extinguishment	(1,574)	(0.03)	(15,001)	(0.39)	(71,575)	(2.43)
Capital expenditures, net of direct financing	(1,250)	(0.03)	(1,868)	(0.05)	(1,233)	(0.04)
Straight-line rental adjustments	(1,831)	(0.04)	(3,227)	(0.08)	(72)	—
Amortization of deferred items and intangible assets	6,323	0.13	3,823	0.10	(65)	—
Share-based compensation	2,208	0.05	541	0.01	2,949	0.10

Adjusted Funds From Operations	$53,408	$1.10	$36,797	$0.96	$12,876	$0.44

(1)	Based on 48,746,761 weighted-average shares outstanding-diluted for the year ended December 31, 2012.
(2)	Based on 38,508,086 weighted-average shares outstanding-diluted for the year ended December 31, 2011.
(3)	Based on 29,417,337 weighted-average shares outstanding-diluted for the year ended December 31, 2010.

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

Set forth below is a reconciliation of adjusted book value to shareholders’ equity as of December 31, 2012 (in thousands, except share information):

	As of December 31, 2012
	Amount	Per Share (1)
Total shareholders’ equity	$833,961	$14.15
Liquidation value of preferred shares characterized as equity (2)	(176,321)	(2.99)

Book value	657,640	11.16
Adjustments:
Taberna VIII and Taberna IX securitizations, net effect	(492,308)	(8.36)
RAIT I and RAIT II derivative liabilities	68,686	1.17
Accumulated depreciation and amortization	116,178	1.97
Valuation of recurring collateral and property management fees	21,040	0.36

Total adjustments	(286,404)	(4.86)

Adjusted book value	$371,236	$6.30

(1)	Based on 58,913,142 common shares outstanding as of December 31, 2012.
(2)	Based on 3,124,288 Series A preferred shares, 2,288,465 Series B preferred shares, and 1,640,100 Series C preferred shares outstanding as of December 31, 2012, all of which have a liquidation preference of $25.00 per share.

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

The table below reconciles the differences between reported net income (loss), total taxable income and estimated REIT taxable income for the three years ended December 31, 2012 (dollars in thousands):

	For the Years Ended December 31
	2012	2011	2010
Net income (loss), as reported	$(168,341)	$(37,710)	$110,913
Add (deduct):
Provision for losses	2,000	3,900	38,307
Charge-offs on allowance for losses	(17,682)	(27,509)	(47,787)
Domestic TRS book-to-total taxable income differences:
Income tax provision (benefit)	(584)	(538)	1,602
Stock compensation, forfeitures and other temporary tax differences	(1,569)	1,893	93
Capital losses not offsetting capital gains and other temporary tax differences	1,682	—	(7,938)
Asset impairments	—	—	—
Capital losses not offsetting capital gains and other temporary tax differences	—	—	108
Change in fair value of financial instruments, net of noncontrolling interests	201,787	75,154	(45,840)
Amortization of intangible assets	332	560	822
CDO investments aggregate book-to-taxable income differences (1)	(38,821)	(49,454)	(50,768)
Accretion of (premiums) discounts	—	—	—
Other book to tax differences	5,237	(237)	5,347

Total taxable income (loss)	(15,959)	(33,941)	4,859
Taxable (income) loss attributable to domestic TRS entities	(1,124)	9,032	6,113
Dividends paid by domestic TRS entities	—	45	14,000
Deductible preferred dividends	—	—	(13,641)

Estimated REIT taxable income (loss) (2)	$(17,083)	$(24,864)	$11,331

(1)	Amounts reflect the aggregate book-to-taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.
(2)	As of December 31, 2012, RAIT has an estimated net operating loss carry-forward of approximately $70,393 million that may be used to offset its REIT taxable income in the future.

For the year ended December 31, 2012, the tax classification of our dividends on common shares was as follows:

Declaration Date	Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Return of Capital
12/15/2011	1/9/2012	1/31/2012	$0.06	$—	$—	$0.06
2/29/2012	3/28/2012	4/27/2012	0.08	—	—	0.08
6/21/2012	7/11/2012	7/31/2012	0.08	—	—	0.08
9/18/2012	10/11/2012	10/31/2012	0.09	—	—	0.09

			$0.31	$—	$—	$0.31

The preferred dividends that we paid in 2012 were classified as a return of capital.

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

CUSIP #	Declaration Date	Record Date	Payment Date	Dividend Paid		Ordinary Income	Qualified Dividend	Return of Capital
749227104	1/10/2011	1/21/2011	1/31/2011	$0.03	(a)	$0.03	$0.03	$—

Total CUSIP # 749227104				$0.03		$0.03	$0.03	$—
749227609	5/17/2011	7/8/2011	7/29/2011	$0.06		$—	$—	$0.06
749227609	9/13/2011	10/7/2011	10/31/2011	0.06		—	—	0.06

Total CUSIP #749227609				$0.12		$—	$—	$0.12

(a)	Included in the dividend paid on January 31, 2011, is a pass through of alternative minimum tax, or AMT, preference items in the amount of $0.01 per share. The AMT preference item should be reported as an adjustment on your appropriate AMT tax form.

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

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

Net interest margin. Net interest margin decreased $9.9 million, or 10%, to $84.1 million for the year ended December 31, 2012 from $94.0 million for the year ended December 31, 2011. Investment interest income has declined for the year ended December 31, 2012, when compared to the year ended December 31, 2011, as a result of a decrease in our average accruing investments in loans and securities to $1.7 billion from $1.9 billion, respectively, as the timing of repayments on our investments outpaced the redeployment of those funds into new investments during the first half of 2012. In addition, investment interest expense decreased $5.4 million, or 14%, to $32.9 million for the year ended December 31, 2012 as compared to $38.3 million for the year ended December 31, 2011. This decrease was primarily attributable to $5.6 million of reduced interest rate hedging costs as these hedges continue to expire in accordance with their terms.

Rental income. Rental income increased $12.0 million to $103.9 million for the year ended December 31, 2012 from $91.9 million for the year ended December 31, 2011. The increase is attributable to $3.6 million of rental income from three new properties acquired or consolidated during the year ended December 31, 2012, $4.3 million from 11 properties acquired during the year ended December 31, 2011 present for a full year of operations, and $4.1 million from improved occupancy and rental rates in 2012 as compared to 2011.

Fee and other income. Fee and other income increased $2.9 million, or 29.3%, to $12.8 million for the twelve-month period ended December 31, 2012 from $9.9 million for the year ended December 31, 2011. The increase is attributable to $6.5 million of CMBS conduit fee income, application and origination fees associated with our lending activities. This increase was partially offset by a decrease of $1.9 million in exchange and collateral management fees associated with our consolidated Taberna securitizations, $1.2 million in property reimbursement income due to lower expenses at managed properties, and $0.6 million in trading commissions and other income.

Expenses

Interest expense. Interest expense decreased $8.9 million, or 17.3%, to $42.4 million for the year ended December 31, 2012 from $51.3 million for the year ended December 31, 2011. The decrease is primarily attributable to the repurchases of our 6.875% convertible senior notes and repayment of our $43.0 million senior secured convertible note during the year ended December 31, 2011.

Real estate operating expense. Real estate operating expense increased $1.1 million to $56.4 million for the year ended December 31, 2012 from $55.3 million for the year ended December 31, 2011. Operating expenses increased by $1.9 million due to the three properties acquired or consolidated during the year ended December 31, 2012 and by $2.2 million due to the 11 properties acquired during the year ended December 31, 2011 present for a full year of operations in 2012. These increases were offset by a reduction of $3.0 million at our other properties driven by lower repairs and maintenance and bad debt expenses.

Compensation expense. Compensation expense decreased $0.8 million, or 3.3%, to $23.2 million for the year ended December 31, 2012 from $24.0 million for the year ended December 31, 2011. This decrease was due to a reduction of salary and benefits of $2.5 million due to the cessation of activities in our broker-dealer subsidiary and a reduction in our TruPS asset management platform and was partially offset by increased salaries and headcount associated with our lending activities & CMBS platform. The decrease in compensation expense was also partially offset by increased stock compensation expense of $1.7 million.

General and administrative expense. General and administrative expense decreased $2.5 million, or 14.4%, to $14.9 million for the year ended December 31, 2012 from $17.4 million for the year ended December 31, 2011. Acquisition expenses decreased $1.2 million due to the three properties acquired during the year ended December 31, 2012 as compared to the 11 properties acquired during the year ended December 31, 2011. Additionally, subscription and license expenses declined $0.6 million, and rent and insurance expenses decreased by $1.0 million.

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan portfolios. The provision for losses decreased by $1.9 million for the year ended December 31, 2012 to $2.0 million as compared to $3.9 million for the year ended December 31, 2011. The decrease is attributable to the improved performance of our investment in loans portfolio during 2012 as compared to 2011. For the year ended December 31, 2012 we had an average of $83.7 million of investment in loans on non-accrual, down from an average of $117.5 million of investment in loans on non-accrual during the year ended December 31, 2011. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.8 million to $31.3 million for the year ended December 31, 2012 from $29.5 million for the year ended December 31, 2011. The increase is attributable to $0.5 million of depreciation expense from three new properties acquired or consolidated during the year ended December 31, 2012, $1.5 million from 11 properties acquired during the year ended December 31, 2011 present for a full year of operations, and $0.4 million from our other consolidated properties. These increases were partially offset by a reduction in corporate depreciation of $0.6 million.

Other income (expense)

Other income (expense). During the year ended December 31, 2012, other income (expense) included a one-time accrual of a $1.7 million loss associated with a sublease on our New York office space. In January 2013, we executed a sub-lease on our New York office space at a monthly rate that is less than our remaining contractual obligation.

Gains (Losses) on assets. During the year ended December 31, 2012, gain on assets included a $2.5 million gain on the conversion of two loans to real estate owned property. The fair value of the real estate acquired was $27.4 million and exceeded the $24.9 million carrying amount of our loans.

Gains on extinguishment of debt. Gains on extinguishment of debt during the year period ended December 31, 2012 are attributable to the repurchase of $2.5 million principal amount of RAIT I debt notes from the market for $0.9 million of cash, resulting in gains on extinguishment of debt of $1.6 million.

Change in fair value of financial instruments. During the year ended December 31, 2012, the change in fair value of financial instruments reduced our net income by $201.8 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Change in fair value of trading securities and security-related receivables	$23,380	$19,281
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(193,451)	(35,491)
Change in fair value of derivatives	(32,016)	(58,944)

Change in fair value of financial instruments	$(201,787)	$(75,154)

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Net interest margin. Net interest margin decreased $16.5 million, or 14.9%, to $94.0 million for the year ended December 31, 2011 from $110.5 million for the year ended December 31, 2010. Investment interest income has declined, when compared to the year ended December 31, 2010, as a result of a decrease in our average investments in loans and securities. This decline was primarily caused by $291.3 million in principal repayments on our investments and was partially offset by the origination of $104.1 million of new investments. In addition, investment interest expense decreased $5.2 million, or 12%, to $38.3 million for the year ended December 31, 2011 as compared to $43.5 million for the year ended December 31, 2010. This decrease was primarily attributable to $3.4 million of reduced interest rate hedging costs, as these hedges continue to terminate in accordance with their terms, and to $1.7 million of reduced interest expense from the repurchases and repayments of our CDO notes payable.

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

Expenses

Interest expense. Interest expense decreased $1.9 million, or 3.6%, to $51.3 million for the year ended December 31, 2011 from $53.2 million for the year ended December 31, 2010. The decrease is primarily attributable to repurchases of $140.0 million of our 6.875% convertible senior notes and the repayment of $64 million of senior secured notes, offset by additional interest cost and discount amortization expense incurred for the issuance of new debt instruments since December 31, 2010. Additionally, we repaid $26.5 million of our secured credit facilities.

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

Other income (expense)

Gains (Losses) on assets. Gains on sale of assets were $6.4 million during the year ended December 31, 2011. The gains relate to $5.2 million from the sale of bonds and other investment securities, $2.9 million from the sale of certain loans to a securitization, and $0.2 million from a sold property. These gains were offset by losses of $1.9 million from the disposition of four loans from our consolidated CRE securitizations.

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

Securitization Performance. Our securitizations contain interest coverage triggers, or IC triggers, and overcollateralization triggers, or OC Triggers, that must be met in order for us to receive our subordinated management fees and our lower-rated debt or residual equity returns. If the IC triggers or OC triggers are not met in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying payment defaults, paying down the CDO notes payable or other actions permitted under the relevant securitization indenture.

As of the most recent payment information, the Taberna I, Taberna VIII and Taberna IX securitizations that we manage were not passing all of their required IC triggers or OC triggers and we received only senior asset management fees. All applicable IC triggers and OC triggers continue to be met for our two commercial real estate securitizations, RAIT I and RAIT II, and we continue to receive all of our management fees, interest and residual returns from these securitizations. During 2010, we reduced the amount of debt issued by our two commercial real estate securitizations, RAIT I and RAIT II, by cancelling $37.5 million in aggregate principal amount of non-recourse debt issued by those securitizations that we held.

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows (dollars in millions):

•

RAIT I—RAIT I has $984.3 million of total collateral, of which $20.2 million is defaulted. The current overcollateralization, or OC test is passing at 126.7% with an OC trigger of 116.2%. We currently own $43.7 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $43.7 million of the securities we own of RAIT I as collateral for a senior secured note we issued.

•

RAIT II—RAIT II has $829.6 million of total collateral, of which $20.9 million is defaulted. The current OC test is passing at 117.7% with an OC trigger of 111.7%. We currently own $108.5 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $104.0 million of the securities we own of RAIT II as collateral for a senior secured note we issued.

•

Taberna VIII—Taberna VIII has $544.6 million of total collateral, of which $55.1 million is defaulted. The current OC test is failing at 81.5% with an OC trigger of 103.5%. We currently own $40.0 million of the securities that were originally rated investment grade and $93.0 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

Taberna IX—Taberna IX has $567.0 million of total collateral, of which $122.8 million is defaulted. The current OC test is failing at 70.2% with an OC trigger of 105.4%. We currently own $89.0 million of the securities that were originally rated investment grade and $97.5 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

Sponsored Companies

We continue to explore opportunities arising from sponsoring non-traded REITs and other sponsored companies due to our capacity to originate and manage commercial real estate-related assets. We believe sponsored companies offer new funding sources to raise equity capital through independent broker-dealer networks which will benefit RAIT primarily by expanding our ability to originate assets that will generate us fee income and returns on our retained interests in these sponsored companies. We expect to benefit from any sponsored company from compensation we would receive in its offering, from managing its operations and in the event of its liquidation and any distributions on, or appreciation of, equity or other securities we may retain in it. We expect that a portion of our new investment activities will be conducted on behalf of these sponsored companies.

Many investment opportunities that are suitable for us may also be suitable for IRT or other sponsored companies which we and our affiliates may sponsor or advise in the future. We will determine the program for which we believe each opportunity is most suitable. In the event that an investment opportunity becomes available that is equally suitable for us or one or more other investment programs managed or advised by us or our affiliates, the investment opportunity will be offered to the program that has investment capital available and has had the longest period of time elapse since it was offered and accepted an investment opportunity. If a subsequent event or development causes any such investment opportunity to be more appropriate for another program, we may offer the investment opportunity to another program. If a program rejects a proposed acquisition, the investment opportunity will be offered to another program and the program rejecting the investment opportunity will be treated for future allocations as if it had not made the investment and will maintain its position as the program that has had the longest period of time elapse since it was offered and accepted an investment opportunity.

To date, RAIT has sponsored IRT, Independence Mortgage Trust, Inc., or IMT, and private offerings by other sponsored companies. Any disclosure concerning IRT or any other sponsored company is neither an offer nor a solicitation to purchase their respective securities. We incurred expenses on behalf of these sponsored companies in connection with their respective offerings. Our ability to be reimbursed for these expenses will depend on the terms and success of their respective offerings. The amounts raised in IRT’s offering are described below and no amounts have been raised in any other sponsored company’s offering as of the date of this filing. We cannot assure you whether IRT will be able to raise sufficient capital to implement its strategy or whether any other sponsored company will be able to capital in its offering and, if so, when and how much.

We acquired IRT in 2011 and paid approximately $2.5 million for IRT and certain of its affiliated entities. IRT is currently a subsidiary of RAIT. We expect IRT to raise capital for investing in multi-family commercial real estate assets and sponsored its public offering of its common stock. IRT is offering a maximum of $1,095,000,000 in shares of its common stock in its offering. These shares are being offered on a best efforts basis and we cannot assure you whether IRT will be able to raise capital in its offering and, if so, when and how much. $3.2 million has been raised in IRT’s offering as of the date of this filing, including $0.2 million from unaffiliated investors. We incurred expenses on IRT’s behalf in connection with this offering. Our ability to be reimbursed for these expenses will depend on the terms and success of the offering. Our subsidiaries serve as the dealer-manager, external advisor and property manager of IRT. In October 2012, IRT completed the acquisition of one multi-family real estate property consisting of 192 units for a purchase price of $15.8 million. IRT obtained a first mortgage from a third party lender that has a principal balance of $10.2 million, matures in November 2022, and has a fixed interest rate of 3.59%. In 2011, we contributed seven multifamily properties with an aggregate purchase price of $133.3 million to IRT in exchange for the assumption by IRT of indebtedness associated with those properties of $64.6 million, $51.1 million of limited partner interests in IRT’s operating partnership, and $17.6 million in cash. Because IRT is currently our subsidiary, all transactions between us and IRT are eliminated in consolidation.

We formed IMT in 2011 to raise capital to originate, acquire and manage a portfolio of commercial real estate loans, CMBS and other commercial real estate related securities. As of the date of this filing, IMT has not commenced offering its securities or made any investments.

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing, redeeming or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $100.0 million as of December 31, 2012;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings, including our CMBS facilities and loan participations; and

•	proceeds from future offerings of our securities, including pursuant to the Series D preferred shares purchase agreement, DRSPP and ATM discussed below.

During 2013, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $58.9 million and a weighted average strike rate of 5.25% as of December 31, 2012, will terminate in accordance with their terms. We expect this will result in increased cash flow to us of $3.1 million during 2013.

Cash Flows

As of December 31, 2012 and 2011, we maintained cash and cash equivalents of $100.0 million and $29.7 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2012	2011	2010
Cash flows from operating activities	$19,470	$(2,012)	$15,448
Cash flows from investing activities	65,088	93,886	62,898
Cash flows from financing activities	(14,237)	(89,384)	(76,150)

Net change in cash and cash equivalents	70,321	2,490	2,196
Cash and cash equivalents at beginning of period	29,720	27,230	25,034

Cash and cash equivalents at end of period	$100,041	$29,720	$27,230

Our principal source of net cash inflow historically has been our investing activities. The increase in cash inflows during the year ended December 31, 2012 as compared to the same period in 2011 was substantially due to the use of restricted cash to repay the most senior note holders of a consolidated securitization. This was offset by cash outflows as new investments in loans of $375.5 million exceeded loan repayments of $238.0 million for the year ended December 31, 2012. During the year ended December 31, 2011, proceeds from loan repayments of $211.3 million outpaced new investment in loans of $104.1 million.

Cash flow from operating activities for the year ended December 31, 2012, as compared to the same period in 2011, has increased due to reduced interest expense and the timing of payments for various accounts payable and accrued liabilities. This was partially offset by an increase in other assets, including prepaid expenses for insurance and real estate taxes, as the size of our portfolio of real estate properties has grown.

The cash outflow from our financing activities during the year ended December 31, 2012 is primarily due to the repayments and repurchases of our CDO notes payable. The cash outflows were partially offset by the inflows from the underwritten public offering of our common shares during the year ended December 31, 2012.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities before changes in assets and liabilities. During 2012, we paid distributions to our shareholders of $32.9 million and generated cash flows from operating activities, before changes in assets and liabilities, of $69.0 million. These distributions paid to our shareholders exceeded our cash flow from operating activities of $19.5 million in 2012 by $13.4 million. The source of funds used to pay this excess was cash flows from operations before changes in assets and liabilities, as mentioned above.

Capitalization

Debt Financing.

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2012 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$109,631	7.0%	Apr. 2031
Secured credit facility	8,090	8,090	3.0%	Dec. 2016
Junior subordinated notes, at fair value (2)	38,052	29,655	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.8%	Apr. 2037

Total recourse indebtedness (3)	186,242	172,476	5.9%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,297,069	1,295,400	0.6%	2045 to 2046
CDO notes payable, at fair value (2)(4)(6)	984,380	187,048	1.0%	2037 to 2038
Loans payable on real estate	144,671	144,671	5.4%	Sept. 2015 to May 2021

Total non-recourse indebtedness	2,426,120	1,627,119	1.1%

Total indebtedness	$2,612,362	$1,799,595	1.4%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $94.0 million with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1.8 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1.1 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2012 was $849.9 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2011 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$107,868	7.0%	Apr. 2031
6.875% convertible senior notes (2)	3,582	3,735	6.9%	Apr. 2027
Secured credit facilities	9,954	9,954	3.2%	Dec. 2016
Junior subordinated notes, at fair value (3)	38,052	22,450	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness (4)	191,688	169,107	6.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,320,904	1,320,904	0.7%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	1,104,084	122,506	1.1%	2037 to 2038
Loans payable on real estate	135,757	135,757	5.6%	Sept. 2015 to May 2021

Total non-recourse indebtedness	2,560,745	1,579,167	1.1%

Total indebtedness	$2,752,433	$1,748,274	1.5%

(1)	Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 6.875% convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $100.0 million which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1.7 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $1.2 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2011 was $855.3 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the year ended December 31, 2012 is as follows:

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

The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 139.5976 common shares per $1,000 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $7.16 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

Secured credit facilities. As of December 31, 2012, we have $8.1 million outstanding under our secured credit facility, which is payable in December 2016 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

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

Senior secured notes. On October 5, 2011, we entered into an exchange agreement with Taberna VIII pursuant to which we issued four senior secured notes, or the senior notes, with an aggregate principal amount equal to $100.0 million to Taberna VIII in exchange for a portfolio of real estate related debt securities, or the exchanged securities, held by Taberna VIII. Taberna VIII is a subsidiary of ours and, as a result, the senior secured notes and their related interest are eliminated in consolidation. The senior notes and the exchanged securities were determined to have approximately equivalent fair market value at the time of the exchange.

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

During the year ended December 31, 2012, we prepaid $6.0 million of the senior notes. As of December 31, 2012 we have $94.0 million of outstanding senior notes. In January 2013, we prepaid an additional $2.0 million of the senior notes and we will consider making similar quarterly prepayments in the future.

Junior subordinated notes, at fair value. On October 16, 2008, we issued two junior subordinated notes with an aggregate principal amount of $38.1 million to a third party and received $15.5 million of net cash proceeds. One junior subordinated note, which we refer to as the first $18.7 million junior subordinated note, has a principal amount of $18.7 million, a fixed interest rate of 8.65% through March 30, 2015 with a floating rate of LIBOR plus 400 basis points thereafter and a maturity date of March 30, 2035. The second junior subordinated note, which we refer to as the $19.4 million junior subordinated note, had a principal amount of $19.4 million, a fixed interest rate of 9.64% and a maturity date of October 30, 2015. At issuance, we elected to record these junior subordinated notes at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings.

On October 25, 2010, pursuant to a securities exchange agreement, we exchanged and cancelled the first $18.7 million junior subordinated note for another junior subordinated note, which we refer to as the second $18.7 million junior subordinated note, in aggregate principal amount of $18.7 million with a reduced interest rate and provided $5.0 million of our 6.875% convertible senior notes as collateral for the second $18.7 million junior subordinated note. The second $18.7 million junior subordinated note has a fixed rate of interest of 0.5% through March 30, 2015, thereafter with a floating rate of three-month LIBOR plus 400 basis points, with such floating rate not to exceed 7.0%. The maturity date remains the same at March 30, 2035. At issuance, we elected to record the second $18.7 million junior subordinated note at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings.

As of December 31, 2012, we have $38.1 million unpaid principal associated with the second $18.7 million junior subordinated note and the $19.4 million junior subordinated note. The fair value, or carrying amount, of this indebtedness was $29.7 million as of December 31, 2012. In January 2013, we prepaid the $19.4 million junior subordinated note. After reflecting the prepayment, only the second $18.7 million junior subordinated note remains outstanding.

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

CMBS Facilities. On October 27, 2011, we entered into a two year CMBS facility, or the $100.0 million CMBS facility, pursuant to which we may sell, and later repurchase, performing whole mortgage loans or senior interests in whole mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. The aggregate principal amount available under the $100.0 million CMBS facility is $100.0 million and incurs interest at LIBOR plus 250 basis points. The purchase price paid for any asset purchased will be equal to 75% of the lesser of the market value (determined by the purchaser in its sole discretion, exercised in good faith) or par amount of such asset on the purchase date. The $100.0 million CMBS facility contains standard margin call provisions and financial covenants. No amounts were outstanding under the $100.0 million CMBS facility at December 31, 2012 and 2011. As of December 31, 2012, we were in compliance with all financial covenants contained in the $100.0 million CMBS facility.

On November 23, 2011, we entered into a one year CMBS facility, or the $150.0 million CMBS facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. On November 28, 2012, we extended the $150.0 million CMBS facility for an additional year. The aggregate principal amount available under the $150.0 million CMBS facility is $150.0 million and incurs interest at LIBOR plus 250 basis points. The purchase price paid for any asset purchased is up to 75% of the lesser of the unpaid principal balance and the market value (determined by the purchaser in its sole discretion, exercised in good faith) of such purchased asset on the purchase date. The $150.0 million CMBS facility contains standard margin call provisions and financial covenants. No amounts were outstanding under the $150.0 million CMBS facility at December 31, 2012 and 2011. As of December 31, 2012, we were in compliance with all financial covenants contained in the $150.0 million CMBS facility.

Commercial Mortgage Facility. On December 14, 2012, we entered into a one year commercial mortgage facility, or the commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its sole discretion. The aggregate principal amount available under the commercial mortgage facility is $150.0 million and incurs interest at LIBOR plus 200 basis points. The purchase price paid for any asset purchased is up to 50% of the lesser of the unpaid principal balance and the market value (determined by the purchaser in its sole good faith discretion) of such purchased asset on the purchase date. The commercial mortgage facility contains standard margin call provisions and financial covenants. No amounts were outstanding under the commercial mortgage facility at December 31, 2012.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of December 31, 2012 and 2011.

During the year ended December 31, 2012, we repurchased, from the market, a total of $2.5 million in aggregate principal amount of CDO notes payable issued by our RAIT I securitization. The aggregate purchase price was $0.9 million and we recorded a gain on extinguishment of debt of $1.6 million.

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

CDO notes payable, at fair value. As of January 1, 2008, we adopted the fair value option, which is now classified under FASB ASC Topic 825, and elected to record CDO notes payable at fair value. These CDO notes payable are collateralized by trading securities, security-related receivables and loans. At adoption, we decreased the carrying amount of these CDO notes payable by $1.5 billion to reflect these liabilities at fair value in our financial statements. The fair value of these CDO notes payable increased by $182.2 million and $17.5 million for the years ended December 31, 2012 and 2011, respectively. The increase was included in the change in fair value of financial instruments in our consolidated statements of operations as an expense.

Both Taberna VIII and Taberna IX are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each securitization requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the year ended December 31, 2012, $119.7 million of cash flows were re-directed from our retained interests in these securitizations and were used to repay the most senior holders of our CDO notes payable.

Loans payable on real estate. As of December 31, 2012 and 2011, we had $144.7 million and $135.8 million, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate and other loans. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheet.

During the year ended December 31, 2012, we obtained one first mortgage on our investments in real estate from a third party lender that has an aggregate principal balance of $10.2 million, matures in 2022, and has an interest rate of 3.59%. During the year ended December 31, 2011, we obtained seven first mortgages on our investments in real estate from third party lenders that have an aggregate principal balance of $81.5 million, mature between 2018 and 2021, and have a weighted average interest rate of 5.29%.

Series D Preferred Shares

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. Under the purchase agreement, we are required to issue and sell to the investor on a private placement basis from time to time in a period up to two years, and the investor will be obligated to purchase from us, for an aggregate purchase price of $100.0 million, or the total commitment, the following securities, in the aggregate: (i) 4,000,000 Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of RAIT, or the Series D preferred shares, (ii) common share purchase warrants, or the warrants, initially exercisable for 9,931,000 of our common shares, or the common shares, and (iii) common share appreciation rights, or the investor SARs initially with respect to up to 6,735,667 common shares. We are not obligated to issue any common shares upon exercise of the warrants if the issuance of such common shares would exceed that number of common shares which we may issue upon exercise of the warrants without requiring shareholder approval under the NYSE listing requirements. We will pay cash or issue a 180 day unsecured promissory note, or a combination of the foregoing, equal to the market value of any common shares it cannot issue as a result of this prohibition. The investor SARs are settled only in cash and not in common shares. These securities will be issued on a pro rata basis based on the percentage of the total commitment drawn down at the relevant closing under the purchase agreement. We expect to use the proceeds received under the purchase agreement to fund our loan origination and investment activities, including CMBS and bridge lending.

We are subject to certain covenants under the purchase agreement in defined periods when the investor and its permitted transferees have defined holdings of the securities issuable under the purchase agreement. These covenants include defined leverage limits on defined financing assets. In addition, commencing on the first draw down and for so long as the investor and its affiliates who are permitted transferees continue to own at least 10% of the outstanding Series D preferred shares or warrants and common shares issued upon exercise of the warrants representing at least 5% of the aggregate amount of common shares issuable upon exercise of the warrants actually issued, the board will include one person designated by the investor. This right is held only by the investor and is not transferable by it. The investor designated Andrew M. Silberstein to serve on our board. The covenants also include our agreement not to declare any extraordinary dividend except as otherwise required for us to continue to satisfy the requirements for qualification and taxation as a REIT. An extraordinary dividend is defined as any dividend or other distribution (a) on common shares other than regular quarterly dividends on the common shares or (b) on our preferred shares other than in respect of dividends accrued in accordance with the terms expressly applicable to the preferred shares.

As of December 31, 2012, the following RAIT securities have been issued and remain issuable pursuant to the purchase agreement, in the aggregate: (i) 2,600,000 Series D preferred shares have been issued and 1,400,000 Series D preferred shares remain issuable; (ii) warrants exercisable for 6,455,150 common shares (which have subsequently adjusted to 6,560,331 shares as of the date of the filing of this report) have been issued and warrants exercisable for 3,475,850 common shares (which have subsequently adjusted to 3,532,486 shares as of the date of the filing of this report) remain issuable; and (iii) investor SARs exercisable with respect to 4,378,183.55 common shares (which have subsequently adjusted to 4,449,521.89 shares as of the date of the filing of this report) have been issued and SARs exercisable for 2,357,483.45 common shares (which have subsequently adjusted to 2,395,896.40 shares as of the date of the filing of this report) remain issuable. The number of common shares underlying the warrants and investor SARs and relevant exercise price are subject to further adjustment in defined circumstances, though RAIT expects such adjustments to occur as a result of the issuance of common shares by RAIT in connection with its offering of common shares beginning December 17, 2012. At December 31, 2012 and as of the date of the filing of this report, the aggregate purchase price paid for the securities issued is $65.0 million and the aggregate purchase price payable for the issuable securities is $35.0 million.

The Series D preferred shares bear a cash coupon rate initially of 7.5%, increasing to 8.5% on October 1, 2015 and increasing on October 1, 2018 and each anniversary thereafter by 50 basis points. They rank on parity with our existing outstanding preferred shares. Their liquidation preference is equal to $26.25 per share for five years and $25.00 per share thereafter. In defined circumstances, the Series D preferred shares are exchangeable for Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of RAIT, or the Series E preferred shares. The rights and preferences of the Series E preferred shares will be similar to those of the Series D preferred shares except, among other differences, the Series E preferred shares will be mandatorily redeemable upon a change of control, will have no put right, will not have the right to designate one trustee to the board except in the event of a payment default under the Series E preferred shares and have defined registration rights.

We have the right in limited circumstances to redeem the Series D preferred shares prior to the October 1, 2017 at a redemption price of $26.25 per share. After October 1, 2017, we may redeem all or a portion of the Series D preferred shares at any time at a redemption price of $25.00 per share. We may satisfy all or a portion of the redemption price for an optional redemption with an unsecured promissory note, or a preferred note, with a maturity date of 180 days from the applicable redemption date. From and after the occurrence of a defined mandatory redemption triggering event, each holder of Series D preferred shares may elect to have all or a portion of such holder’s Series D preferred shares redeemed by us at a redemption price of $26.25 per share prior to October 1, 2017 and $25.00 per share on or after October 1, 2017. We may satisfy all or a portion of the redemption price for certain of the mandatory redemption triggering events with a preferred note. We must redeem the Series D preferred shares with up to $50.0 million of net proceeds received from the loans and other investments made with proceeds of the sales under the investor purchase agreement from and after October 1, 2017 in the case of net proceeds from loans and investments other than CMBS loans and from and after October 1, 2019 in the case of net proceeds from CMBS loans, in each case, at a redemption price of $25.00 per share. All amounts paid in connection with liquidation or for all redemptions of the Series D preferred shares must also include all accumulated and unpaid dividends to, but excluding, the redemption date.

The warrants had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.90. The warrants expire on October 1, 2027. The investor has certain rights to put the warrants to us at a price of $1.23 per warrant beginning on October 1, 2017 or, in defined circumstances, increasing to $1.60 on October 1, 2018 and further increasing to $1.99 on October 1, 2019 and thereafter. From and after the earlier of (i) October 1, 2017 or (ii) the occurrence of a defined mandatory redemption triggering event on the Series D preferred shares, the holders of warrants may put their warrants to us for a put redemption price equal to $1.23 per common share until October 1, 2018 and increasing to set amounts at set intervals thereafter. The put redemption price must be payable in cash or (except in the event of a put for certain of the mandatory redemption triggering events) by way of a three year unsecured promissory note, or a combination of the foregoing.

The investor SARs have a strike price of $6.00, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.90. The investor SARs will be exercisable from October 1, 2014 until October 1, 2027 or in defined circumstances. From and after the earlier of October 1, 2017 or defined circumstances, the investor SARs may be put to us for $1.23 per investor SAR prior to October 1, 2018, increasing to $1.60 on October 1, 2018 and further increasing to $1.99 on October 1, 2019 and thereafter. The investor SARs are callable at our option beginning on October 1, 2014 at a price of $5.00 per investor SAR, increasing to set amounts at set intervals thereafter. We may settle the call in cash or by way of a one year unsecured promissory note, or with a combination of the foregoing. From and after the earlier of (i) the October 1, 2017 or (ii) the occurrence of a defined mandatory redemption triggering event on the Series D preferred shares, the holders of investor SARs may put their investor SARs to us for a put redemption price equal to $1.23 per common share prior to October 1, 2018 and increasing to set amounts at set intervals thereafter. We may settle the exercise of the put in cash or, in the event of certain defined mandatory redemption triggering events, by way of a three year unsecured promissory note, or a combination of the foregoing.

For a discussion of the accounting treatment of the Series D preferred shares, warrants and investor SARs, see Item 8-“Financial Statements and Supplementary Data-Note 10.”

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

-Dividends

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

On October 23, 2012, our board of trustees declared a fourth quarter 2012 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares, and a pro rata dividend of $0.3854167 per share on our Series D Preferred Shares issued on October 17, 2012 in connection with the purchase agreement. The dividends were paid on December 31, 2012 to holders of record on December 3, 2012 and totaled $4.2 million.

On January 29, 2013, our board of trustees declared a first quarter 2013 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares, and $0.4687500 per share on our Series D Preferred Shares. The dividends will be paid on April 1, 2013 to holders of record on March 1, 2013.

-At Market Issuance Sales Agreement (ATM)

On May 21, 2012, we entered into an At Market Issuance Sales Agreement, or Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to 2,000,000 Series A Preferred Shares, up to 2,000,000 Series B Preferred Shares, and up to 2,000,000 Series C Preferred Shares. Unless the Preferred ATM agreement is earlier terminated by MLV or us, the Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the Preferred ATM agreement. During the period from the effective date of the Preferred ATM agreement through December 31, 2012, pursuant to the Preferred ATM agreement we issued a total of:

•	364,288 Series A Preferred Shares at a weighted-average price of $21.96 per share and we received $7.8 million of net proceeds;

•	30,165 Series B Preferred Shares at a weighted-average price of $21.86 per share and we received $0.6 million of net proceeds; and

•	40,100 Series C Preferred Shares at a weighted-average price of $22.37 per share and we received $0.9 million of net proceeds.

From January 1, 2013 through March 15, 2013 we issued a total of 625,000 Series A Preferred Shares pursuant to the ATM at a weighted-average price of $24.00 per share and we received $14.6 million of net proceeds.

After reflecting the preferred shares issued through March 15, 2013, 1,010,712, 1,969,835, and 1,959,900 of Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the Preferred ATM agreement.

Common Shares

-Share Repurchases

On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75,000 of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions. We have not repurchased any common shares under this plan as of December 31, 2012.

On January 25, 2011, the compensation committee approved a cash payment to the board’s eight non-management trustees intended to constitute a portion of their respective 2011 annual non-management trustee compensation. The cash payment was subject to terms and conditions set forth in a letter agreement, or the letter agreement, between each of the non-management trustees and RAIT. The terms and conditions included a requirement that each trustee use a portion of the cash payment to purchase RAIT’s common shares in purchases that, individually and in the aggregate with all purchases made by all the other non-management trustees pursuant to their respective letter agreements, complied with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The aggregate amount required to be used by all of the non-management trustees to purchase common shares is $0.2 million and was used to purchase 18,898 common shares, in the aggregate, in February 2011.

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

On December 12, 2012, the board of trustees declared a $0.10 dividend on our common shares to holders of record as of January 16, 2013. The dividend was paid on January 31, 2013 and totaled $6.0 million.

-Reverse Stock Split

On May 17, 2011, the board of trustees authorized a 1-for-3 reverse stock split of our common shares that became effective on June 30, 2011, or the effective time. At the effective time, every three common shares issued and outstanding were automatically combined into one issued and outstanding new common share. The par value of new common shares changed to $0.03 per share after the reverse stock split from the par value of common shares prior to the reverse stock split of $0.01 per share. The reverse stock split reduced the number of common shares outstanding but did not change the number of authorized common shares. The reverse stock split did not affect our preferred shares of beneficial interest. All references in the accompanying financial statements to the number of common shares and earnings per share data for all periods presented have been adjusted to reflect the reverse stock split.

-Equity Compensation

On January 26, 2010, the compensation committee awarded 500,000 phantom units, valued at $1.9 million using our closing stock price of $3.81 on that date, to our executive officers. Half of these awards vested immediately and the remainder vested on January 26, 2011. On January 26, 2010, the compensation committee awarded 166,667 phantom units, valued at $0.6 million using our closing stock price of $3.81 on that date, to our non-executive officer employees. These awards generally vest over three-year periods.

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

On January 29, 2013, the compensation committee awarded 43,536 restricted common share awards, valued at $0.3 million using our closing stock price of $6.89 to six of the board’s non-management trustees. One quarter of these awards vested immediately and the remainder vest over a nine-month period. On January 29, 2013, the compensation committee awarded 372,500 restricted common share awards, valued at $2.6 million using our closing stock price of $6.89 to our executive officers and non-executive officer employees. These awards generally vest over three-year periods. On January 29, 2013, the compensation committee awarded 1,127,500 SARs, valued at $1.3 million based on a Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 29, 2018, the expiration date of the SARs.

-Dividend Reinvestment and Share Purchase Plan (DRSPP)

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the year ended December 31, 2012, we issued a total of 1,504,102 common shares pursuant to the DRSPP at a weighted-average price of $5.10 per share and we received $7.6 million of net proceeds. As of December 31, 2012, 7,783,480 common shares, in the aggregate, remain available for issuance under the DRSPP.

-COD

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the period from the effective date of the COD sales agreement through December 31, 2012, there were no common shares issued pursuant to this arrangement. As of December 31, 2012, 10,000,000 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

-Common share public offerings

During the first quarter of 2012, we issued 6,950,000 common shares in an underwritten public offering. The public offering price was $5.30 per share and we received $34.8 million of proceeds.

During the fourth quarter of 2012, we issued 9,000,000 common shares in an underwritten public offering. The public offering price was $5.75 per share and we received $49.1 million of proceeds. In January 2013, the underwriters exercised their overallotment option to purchase 1,350,000 additional common shares and we received $7.4 million of proceeds.

Off-Balance Sheet Arrangements and Commitments

As of December 31, 2012 we did not have any off-balance sheet arrangements or commitments.

Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2012 (dollars in thousands):

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Recourse indebtedness:
Convertible senior notes (1)	$115,000	$—	$—	$—	$115,000
Secured credit facility	8,090	1,953	4,216	1,921	—
Junior subordinated notes	63,152	—	19,381	—	43,771

Total recourse indebtedness	186,242	1,953	23,597	1,921	158,771
Non-recourse indebtedness:
CDO notes payable	2,281,449	—	—	—	2,281,449
Loans payable on real estate	144,671	1,634	22,754	36,751	83,532

Total non-recourse indebtedness	2,426,120	1,634	22,754	36,751	2,364,981

Total indebtedness	2,612,362	3,587	46,351	38,672	2,523,752
Interest payable (2)(3)	946,516	92,517	168,890	110,419	574,689
Operating lease obligations	26,710	1,932	2,947	1,370	20,461
Funding commitments to borrowers (4)	46,489	24,006	17,356	5,127	—

Total	$3,632,077	$122,042	$235,544	$155,588	$3,118,902

(1)	Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	All variable-rate indebtedness assumes a 30-day LIBOR rate of 0.21% (the 30-day LIBOR rate at December 31, 2012).
(3)	Interest payable is comprised of interest expense related to our indebtedness and the interest cost of the hedges associated with indebtedness. Interest payments related to recourse indebtedness are due by period as follows: $11.0 million less than one year, $21.6 million one to three years, $19.4 million three to five years and $136.3 million more than five years. Interest payments related to non-recourse indebtedness are due by period as follows: $81.6 million less than one year, $147.3 million one to three years, $91.0 million three to five years and $438.4 million more than five years.
(4)	Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of December 31, 2012.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Credit Summary and Concentrations of Credit Risk

Our investment portfolios had the following key credit statistics as of December 31, 2012:

•

Commercial real estate loans—We had 18 loans on non-accrual, with a carrying value of $69.1 million, or 6.5% of our commercial real estate loan portfolio. Our allowance for losses for our commercial loan portfolio was $30.4 million, or 44.0% of our non-accrual loans and pertained to 15 loans with an unpaid principal balance of $50.2 million.

•

Investments in debt securities—We record our investments in debt securities at fair value in our consolidated financial statements. As of December 31, 2012, we had 20 debt securities on non-accrual, with a carrying amount of $6.3 million and an unpaid principal balance of $153.9 million, or 1.0% of our investments in debt securities, based on carrying value. The unpaid principal balance of our investments in debt securities is $929.8 million, of which our non-accrual debt securities represents approximately 16.6%, based on unpaid principal.

In our normal course of business, we engage in lending activities with borrowers primarily throughout the United States. As of December 31, 2012, no single borrower or collateral issuer represented greater than 10% of our entire portfolio. The largest concentration by property type in our commercial and mezzanine portfolio was office property, which made up approximately 42.7% of our commercial and mezzanine loan portfolio. The largest concentration by borrower type in our TruPS and subordinated debt portfolio was to issuers in the office market, which made up approximately 23.3% of our TruPS and subordinated debt portfolio. For further information on each of our portfolios, please refer to the portfolio summaries in Item 1—“Business”.

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

As of December 31, 2012, we use various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable. These cash flow hedges have an aggregate notional value of $1.1 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable into fixed-rate payments for five- and ten-year periods. As of December 31, 2012, the interest rate swaps had an aggregate liability fair value of $150.3 million. Changes in the fair value of the ineffective portions of interest rate swaps and interest rate swaps that were not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging” are recorded in earnings.

The following table summarizes the interest income and interest expense for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

	Assets (Liabilities) Subject to Interest Rate Sensitivity (Par Amount)	100 Basis Point Increase	100 Basis Point Decrease (a)
Interest income from variable-rate investments	$855,339	$8,553	$(1,811)
Interest expense from variable-rate indebtedness	(969,318)	(9,693)	2,052

Total interest income (expense) from variable-rate instruments	$(113,979)	$(1,140)	$241

Fair value of fixed-rate investments	$1,182,079	$(40,005)	$39,511
Fair value of fixed-rate indebtedness	(1,498,372)	43,681	(28,161)

Net fair value of fixed-rate instruments	$(316,293)	$3,676	$11,350

(a)	Assumes the LIBOR interest rate will not decrease below the quoted 30-day LIBOR rate of 0.21% at December 31, 2012.

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

RAIT FINANCIAL TRUST

Report of Independent Registered Public Accounting Firm

Board of Trustees and Shareholders’

RAIT Financial Trust

We have audited the accompanying consolidated balance sheets of RAIT Financial Trust (a Maryland real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAIT Financial Trust and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 18, 2013

Report of Independent Registered Public Accounting Firm

Board of Trustees and Shareholders’

RAIT Financial Trust

We have audited the internal control over financial reporting of RAIT Financial Trust (a Maryland real estate investment trust) and subsidiaries’ (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 18, 2013

RAIT Financial Trust

Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

	As of December 31
	2012	2011
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,075,129	$996,363
Allowance for losses	(30,400)	(46,082)

Total investments in mortgages and loans	1,044,729	950,281
Investments in real estate, net of accumulated depreciation of $97,392 and $69,372, respectively	918,189	891,502
Investments in securities and security-related receivables, at fair value	655,509	647,461
Cash and cash equivalents	100,041	29,720
Restricted cash	90,641	278,607
Accrued interest receivable	47,335	39,455
Other assets	45,459	39,771
Deferred financing costs, net of accumulated amortization of $15,811 and $11,613, respectively	19,734	23,178
Intangible assets, net of accumulated amortization of $2,976 and $2,337, respectively	2,343	2,629

Total assets	$2,923,980	$2,902,604

Liabilities and Equity
Indebtedness ($216,703 and $144,956 at fair value, respectively)	$1,799,595	$1,748,274
Accrued interest payable	24,129	22,541
Accounts payable and accrued expenses	22,990	20,825
Derivative liabilities	151,438	181,499
Deferred taxes, borrowers’ escrows and other liabilities	35,704	15,371

Total liabilities	2,033,856	1,988,510
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 2,600,000 shares issued and outstanding at December 31, 2012	52,278	0
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,760,000 shares authorized, 3,124,288 and 2,760,000 shares issued and outstanding	31	28
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,288,465 and 2,258,300 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,100 and 1,600,000 shares issued and outstanding	17	16
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized at December 31, 2012	0	0
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 58,913,142 and 41,289,566 issued and outstanding	1,760	1,236
Additional paid in capital	1,837,389	1,735,969
Accumulated other comprehensive income (loss)	(95,173)	(118,294)
Retained earnings (deficit)	(910,086)	(708,671)

Total shareholders’ equity	833,961	910,307
Noncontrolling interests	3,885	3,787

Total equity	837,846	914,094

Total liabilities and equity	$2,923,980	$2,902,604

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31
	2012	2011	2010
Revenue:
Investment interest income	$117,054	$132,351	$153,955
Investment interest expense	(32,909)	(38,356)	(43,502)

Net interest margin	84,145	93,995	110,453
Rental income	103,872	91,880	72,373
Fee and other income	12,767	9,923	18,242

Total revenue	200,784	195,798	201,068
Expenses:
Interest expense	42,408	51,293	53,188
Real estate operating expense	56,443	55,285	51,276
Compensation expense	23,182	23,993	28,732
General and administrative expense	14,866	17,380	18,232
Provision for losses	2,000	3,900	38,307
Depreciation and amortization expense	31,337	29,490	28,654

Total expenses	170,236	181,341	218,389

Operating Income	30,548	14,457	(17,321)
Other income (expense)	(1,789)	348	472
Gains (losses) on assets	2,529	6,353	11,626
Gains (losses) on extinguishment of debt	1,574	15,001	71,575
Change in fair value of financial instruments	(201,787)	(75,154)	45,840

Income (loss) before taxes and discontinued operations	(168,925)	(38,995)	112,192
Income tax benefit (provision)	584	538	(1,602)

Income (loss) from continuing operations	(168,341)	(38,457)	110,590
Income (loss) from discontinued operations	0	747	323

Net income (loss)	(168,341)	(37,710)	110,913
Income (loss) allocated to preferred shares	(14,660)	(13,649)	(13,641)
Income (loss) allocated to noncontrolling interests	196	229	880

Net income (loss) allocable to common shares	$(182,805)	$(51,130)	$98,152

Earnings (loss) per share—Basic:
Continuing operations	$(3.75)	$(1.35)	$3.38
Discontinued operations	0	0.02	0.01

Total earnings (loss) per share—Basic	$(3.75)	$(1.33)	$3.39

Weighted-average shares outstanding—Basic	48,746,761	38,508,086	28,951,422

Earnings (loss) per share—Diluted:
Continuing operations	$(3.75)	$(1.35)	$3.33
Discontinued operations	0	0.02	0.01

Total earnings (loss) per share—Diluted	$(3.75)	$(1.33)	$3.34

Weighted-average shares outstanding—Diluted	48,746,761	38,508,086	29,417,337

Dividends declared per common share	$0.35	$0.27	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31
	2012	2011	2010
Net income (loss)	$(168,341)	$(37,710)	$110,913
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(11,724)	(33,682)	(50,638)
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income (loss)	0	(8)	(46)
Realized (gains) losses on interest rate hedges reclassified to earnings	34,956	42,820	46,111
Change in fair value of available-for-sale securities	(111)	178	(359)
Realized (gains) losses on available-for-sale securities reclassified to earnings	0	0	(3,697)

Total other comprehensive income (loss)	23,121	9,308	(8,629)

Comprehensive income (loss) before allocation to noncontrolling interests	(145,220)	(28,402)	102,284
Allocation to noncontrolling interests	196	229	880

Comprehensive income (loss)	$(145,024)	$(28,173)	$103,164

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Changes in Equity

(Dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	2,760,000	$28	2,258,300	$23	1,600,000	$16	24,806,866	$744	$1,630,428	$(118,973)	$(745,262)	$767,004	$2,917	$769,921

Net income (loss)	0	0	0	0	0	0	0	0	0	0	111,793	111,793	(880)	110,913
Preferred dividends	0	0	0	0	0	0	0	0	0	0	(13,641)	(13,641)	0	(13,641)
Other comprehensive loss, net	0	0	0	0	0	0	0	0	0	(8,629)	0	(8,629)	0	(8,629)
Stock compensation expense	0	0	0	0	0	0	41,957	1	2,856	0	0	2,857	0	2,857
Acquisition of noncontrolling interests	0	0	0	0	0	0	0	0	(332)	0	0	(332)	(1,603)	(1,935)
Common shares issued, net	0	0	0	0	0	0	10,451,367	315	58,729	0	0	59,044	0	59,044

Balance, December 31, 2010	2,760,000	$28	2,258,300	$23	1,600,000	$16	35,300,190	$1,060	$1,691,681	$(127,602)	$(647,110)	$918,096	$434	$918,530

Net income (loss)	0	0	0	0	0	0	0	0	0	0	(37,481)	(37,481)	(229)	(37,710)
Preferred dividends	0	0	0	0	0	0	0	0	0	0	(13,649)	(13,649)	0	(13,649)
Common dividends declared	0	0	0	0	0	0	0	0	0	0	(10,431)	(10,431)	0	(10,431)
Other comprehensive loss, net	0	0	0	0	0	0	0	0	0	9,308	0	9,308	0	9,308
Stock compensation expense	0	0	0	0	0	0	303,138	6	(502)	0	0	(496)	0	(496)
Acquisition of noncontrolling interests	0	0	0	0	0	0	0	0	0	0	0	0	3,582	3,582
Common shares issued, net	0	0	0	0	0	0	5,686,238	170	44,790	0	0	44,960	0	44,960

Balance, December 31, 2011	2,760,000	$28	2,258,300	$23	1,600,000	$16	41,289,566	$1,236	$1,735,969	$(118,294)	$(708,671)	$910,307	$3,787	$914,094

Net income (loss)	0	0	0	0	0	0	0	0	0	0	(168,145)	(168,145)	(196)	(168,341)
Preferred dividends	0	0	0	0	0	0	0	0	0	0	(14,660)	(14,660)	0	(14,660)
Common dividends declared	0	0	0	0	0	0	0	0	0	0	(18,610)	(18,610)	0	(18,610)
Other comprehensive loss, net	0	0	0	0	0	0	0	0	0	23,121	0	23,121	0	23,121
Stock compensation expense	0	0	0	0	0	0	169,474	0	(4,653)	0	0	(4,653)	0	(4,653)
Acquisition of noncontrolling interests	0	0	0	0	0	0	0	0	0	0	0	0	294	294
Stock appreciation rights awarded	0	0	0	0	0	0	0	0	6,091	0	0	6,091	0	6,091
Preferred shares issued, net	364,288	3	30,165	0	40,100	1	0	0	9,127	0	0	9,131	0	9,131
Common shares issued, net	0	0	0	0	0	0	17,454,102	524	90,855	0	0	91,379	0	91,379

Balance, December 31, 2012	3,124,288	$31	2,288,465	$23	1,640,100	$17	58,913,142	$1,760	$1,837,389	$(95,173)	$(910,086)	$833,961	$3,885	$837,846

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31
	2012	2011	2010
Operating activities:
Net income (loss)	$(168,341)	$(37,710)	$110,913
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	2,000	3,900	38,307
Share-based compensation expense	2,208	541	2,949
Depreciation and amortization	31,337	29,490	30,444
Amortization of deferred financing costs and debt discounts	7,103	5,139	2,888
Accretion of discounts on investments	(3,035)	(2,279)	(3,984)
(Gains) losses on assets	(2,529)	(6,353)	(9,944)
(Gains) losses on extinguishment of debt	(1,574)	(15,001)	(71,575)
Change in fair value of financial instruments	201,787	75,154	(45,840)
Other items	0	(8)	(140)
Changes in assets and liabilities:
Accrued interest receivable	(8,281)	(2,645)	(185)
Other assets	(7,192)	(1,607)	8,485
Accrued interest payable	(35,674)	(43,015)	(43,062)
Accounts payable and accrued expenses	1,941	(5,141)	1,940
Deferred taxes, borrowers’ escrows and other liabilities	(280)	(2,477)	(5,748)

Cash flow from operating activities	19,470	(2,012)	15,448
Investing activities:
Proceeds from sales of other securities	15,331	82,600	23,338
Purchase and origination of loans for investment	(356,188)	(104,128)	(26,691)
Principal repayments on loans	238,028	211,271	107,717
Investments in real estate	(29,939)	(25,450)	(20,798)
Proceeds from dispositions of real estate	0	65,750	12,069
Business acquisition	0	(2,578)	0
Proceeds from sale of collateral management rights	0	0	14,105
(Increase) decrease in restricted cash and warehouse deposits	197,856	(133,579)	(46,842)

Cash flow from investing activities	65,088	93,886	62,898
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(3,187)	(3,097)	(18,706)
Proceeds from loans payable on real estate	10,237	37,400	0
Repayments and repurchase of CDO notes payable	(143,909)	(48,104)	(50,683)
Proceeds from issuance of 7.0% convertible senior notes	0	115,000	0
Repayments and repurchase of 6.875% convertible senior notes	(3,582)	(198,345)	(12,187)
Proceeds from repurchase agreements	44,213	0	0
Repayments of repurchase agreements	(44,213)	0	0
Issuance (acquisition) of noncontrolling interests	294	3,582	(1,935)
Payments for deferred costs	(1,044)	(8,560)	(761)
Preferred share issuance, net of costs incurred	69,246	0	0
Common share issuance, net of costs incurred	90,566	30,894	21,763
Distributions paid to preferred shareholders	(17,875)	(10,235)	(13,641)
Distributions paid to common shareholders	(14,983)	(7,919)	0

Cash flow from financing activities	(14,237)	(89,384)	(76,150)

Net change in cash and cash equivalents	70,321	2,490	2,196
Cash and cash equivalents at the beginning of the period	29,720	27,230	25,034

Cash and cash equivalents at the end of the period	$100,041	$29,720	$27,230

Supplemental cash flow information:
Cash paid for interest	$26,393	$36,473	$44,839
Cash paid (refunds received) for taxes	(589)	31	(1,401)
Non-cash increase in investments in real estate from the conversion of loans	27,400	124,743	123,087
Non-cash decrease in indebtedness from conversion to shares or debt extinguishments	(1,574)	(17,384)	(32,934)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2012

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

Certain prior period amounts have been reclassified to conform with the current period presentation. Previously, investment interest expense was included as part of interest expense within total expenses. We have now classified the portion of interest expense that finances our interest bearing assets as a component of net interest margin within total revenue.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

d. Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and highly liquid investments with maturities of three months or less when purchased. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250 per institution. We mitigate credit risk by placing cash and cash equivalents with major financial institutions. To date, we have not experienced any losses on cash and cash equivalents.

e. Restricted Cash

Restricted cash consists primarily of proceeds from the issuance of CDO notes payable by securitizations that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date. As of December 31, 2012 and 2011, we had $51,927 and $235,537, respectively, of restricted cash held by securitizations.

Restricted cash also includes tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. As of December 31, 2012 and 2011, we had $38,714 and $20,995, respectively, of tenant escrows and borrowers’ funds.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

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

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

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

3)

Fee and other income— We generate fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, (c) providing property management services to third parties, (d) providing securities brokerage services or other broker-dealer related services, and (e) funding CMBS eligible loans for sale into unaffiliated CMBS securitizations. We recognize revenue for these activities when the fees are fixed or

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the years ended December 31, 2012, 2011, and 2010, we received $4,959, $5,200, and $6,332, respectively, of earned asset management fees associated with consolidated CDOs, of which we eliminated $3,704, $3,768, and $2,805, respectively, of management fee income.

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

As of December 31, 2012

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

n. Income Taxes

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

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

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” We expect to record amortization expense of intangible assets of $835 for 2013, $560 for each fiscal year for the period from 2014 through 2015 and $388 for 2016.

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

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

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

In June 2011, the FASB issued an accounting standard classified under FASB ASC Topic 222, “Comprehensive Income”. This accounting standard amends existing guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by requiring entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an accounting standard that deferred the new presentation requirements about reclassification adjustments. Both of these accounting standards are effective for fiscal years, and interim periods with those years, beginning after December 15, 2011. The adoption of these standards did not have a material effect on our consolidated financial statements. In February 2013, the FASB issued an accounting standard that requires an entity to present the amounts reclassified out of accumulated other comprehensive income by component either on the face of the statement of operations or in the notes to the financial statements. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This standard is effective for reporting periods beginning after December 31, 2012. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

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

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2012:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$728,774	$(25,807)	$702,967	50	6.4%	Mar. 2013 to Jan. 2023
Mezzanine loans	275,457	(4,355)	271,102	83	9.3%	Mar. 2013 to Nov. 2038
Preferred equity interests	64,752	(1,031)	63,721	15	9.7%	Mar. 2014 to Aug. 2025

Total CRE Loans	1,068,983	(31,193)	1,037,790	148	7.4%
Other loans	38,600	(30)	38,570	2	4.9%	Mar. 2013 to Oct. 2016

Total Loans	1,107,583	(31,223)	1,076,360	150	7.3%

Deferred fees	(1,231)	0	(1,231)

Total investments in loans	$1,106,352	$(31,223)	$1,075,129

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

During the year ended December 31, 2012, we completed the conversion of two commercial real estate loans with a carrying value of $24,871 to real estate owned property and we recorded a gain on asset of $2,529 as the value of the real estate exceeded the carrying amount of the converted loans. During the year ended December 31, 2011, we completed the conversion of six commercial real estate loans with a carrying value of $142,102 to real estate owned property and we charged off $17,359 to the allowance for losses as the carrying amount exceeded the fair value of the real estate properties. See Note 5.

The following table summarizes the delinquency statistics of our commercial real estate loans as of December 31, 2012 and 2011:

Delinquency Status	As of December 31, 2012	As of December 31, 2011
30 to 59 days	$1,974	$3,500
60 to 89 days	5,211	0
90 days or more	37,130	16,857
In foreclosure or bankruptcy proceedings	9,420	10,320

Total	$53,735	$30,677

As of December 31, 2012 and 2011, approximately $69,080 and $54,334, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 8.4% and 9.8%, respectively. As of December 31, 2012 and 2011, one Other loan with a carrying amount of approximately $18,462 and $19,501, respectively, was on non-accrual status and had a weighted-average interest rate of 7.2%.

The following table sets forth the maturities of our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests by year:

2013	$61,032
2014	35,544
2015	126,248
2016	257,579
2017	401,632
Thereafter	225,548

Total	$1,107,583

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Beginning balance	$46,082	$69,691	$86,609
Provision	2,000	3,900	38,307
Charge-offs, net of recoveries	(17,682)	(27,509)	(55,225)

Ending balance	$30,400	$46,082	$69,691

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

As of December 31, 2012 and 2011, we identified 14 and 19, respectively, commercial mortgages, mezzanine loans and other loans with unpaid principal balances of $47,394 and $87,977, respectively, as impaired.

The average unpaid principal balance of total impaired loans was $67,466, $125,263, and $176,484 during the years ended December 31, 2012, 2011, and 2010, respectively. We recorded interest income from impaired loans of $149, $525, and $3,383 for the years ended December 31, 2012, 2011, and 2010, respectively.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring, or TDR, under FASB ASC Topic 310, “Receivables”. During the year ended December 31, 2012, we have determined that there were no modifications to any commercial real estate loans that constituted a TDR. During the year ended December 31, 2011, we have determined that a modification to one commercial real estate loan constituted a TDR as the borrower was experiencing financial difficulties and we, as the lender, granted a concession to the borrower by reducing the interest rate from 10.25% to 0.5%. The outstanding recorded investment was $7,799 both before and after the modification and has been an impaired loan throughout 2011. As of December 31, 2012, there were no TDRs that subsequently defaulted.

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of December 31, 2012:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS and subordinated debentures	$637,376	$(152,173)	$485,203	4.2%	20.9
Other securities	11,584	(11,584)	0	4.8%	39.9

Total trading securities	648,960	(163,757)	485,203	4.2%	21.2
Available-for-sale securities	3,600	(3,598)	2	2.1%	29.9
Security-related receivables
TruPS and subordinated debenture receivables	111,025	(19,877)	91,148	6.5%	9.1
Unsecured REIT note receivables	30,000	2,769	32,769	6.7%	4.1
CMBS receivables (2)	83,342	(39,532)	43,810	5.6%	32.2
Other securities	38,508	(35,931)	2,577	2.8%	37.4

Total security-related receivables	262,875	(92,571)	170,304	5.7%	20.0

Total investments in securities	$915,435	$(259,926)	$655,509	4.6%	21.0

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $8,398 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $26,013 that are rated between “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $8,782 that are rated “CCC” by Standard & Poor’s, and securities with a fair value totaling $617 that are rated “D” by Standard & Poor’s.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

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

The following table summarizes the non-accrual status of our investments in securities:

	As of December 31, 2012			As of December 31, 2011
	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$83,557	1.9%	$5,678	$83,557	1.9%	$5,766
Other securities	35,159	3.2%	2	34,240	3.3%	2
CMBS receivables	35,208	5.9%	642	32,462	5.9%	915

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of December 31, 2012 and 2011, investment in securities of $748,401 and $748,575, respectively,

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

in principal amount of TruPS and subordinated debentures, and $101,021 and $104,122, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	As of December 31, 2012		As of December 31, 2011
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family real estate properties	$613,888	34	$591,915	33
Office real estate properties	271,847	11	251,303	10
Retail real estate properties	82,081	4	71,405	3
Parcels of land	47,765	10	46,251	10

Subtotal	1,015,581	59	960,874	56
Less: Accumulated depreciation and amortization	(97,392)		(69,372)

Investments in real estate	$918,189		$891,502

As of December 31, 2012 and 2011, our investments in real estate were comprised of land of $218,500 and $209,941, respectively, and buildings and improvements of $797,081 and $750,933, respectively.

As of December 31, 2012, our investments in real estate of $918,189 are financed through $144,645 of mortgages held by third parties and $830,077 of mortgages held by our RAIT I and RAIT II CDO securitizations. As of December 31, 2011, our investments in real estate of $891,502 are financed through $135,722 of mortgages held by third parties and $796,177 of mortgages held by our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

For our investments in real estate, the leases for our multi-family properties are generally one-year or less and leases for our office and retail properties are operating leases. The following table represents the minimum future rentals under expiring leases for our non-residential properties as of December 31, 2012.

2013	$7,442,108
2014	2,589,720
2015	4,200,915
2016	1,794,234
2017	7,062,713
2018 and thereafter	12,550,413

Total	$35,640,103

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

Acquisitions:

During the year ended December 31, 2012, we converted two loans into owned real estate and acquired one property. The loans had a carrying value of $24,888 and related to one office property and one retail property. The multi-family property acquired had a purchase price of $15,750. Upon conversion, we recorded the investment in real estate acquired including any related working capital at fair value of $42,797.

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the three properties acquired during the year ended December 31, 2012, on the respective date of each conversion, for the real estate accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$42,797
Cash and cash equivalents	524
Restricted cash	564
Other assets	515

Total assets acquired	44,400
Liabilities assumed:
Indebtedness	10,238
Accounts payable and accrued expenses	520
Other liabilities	363

Total liabilities assumed	11,121

Estimated fair value of net assets acquired	$33,279

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective conversion date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans	$42,797
Other considerations	(9,518)

Total fair value of consideration transferred	$33,279

During the year ended December 31, 2012, these investments contributed revenue of $3,643 and a net income allocable to common shares of $1,204. During the year ended December 31, 2012, we incurred $40 of third-party acquisition-related costs.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

Our consolidated unaudited pro forma information, after including the acquisition of real estate properties, is presented below as if the acquisitions occurred on January 1, 2011. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Total revenue, as reported	$200,784	$195,798
Pro forma revenue	204,230	202,834
Net income (loss) allocable to common shares, as reported	(182,805)	(51,130)
Pro forma net income (loss) allocable to common shares	(181,360)	(48,412)

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

Dispositions:

During the year ended December 31, 2012, we did not dispose of any real estate properties.

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2012:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$109,631	7.0%	Apr. 2031
Secured credit facility	8,090	8,090	3.0%	Dec. 2016
Junior subordinated notes, at fair value (2)	38,052	29,655	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.8%	Apr. 2037

Total recourse indebtedness (3)	186,242	172,476	5.9%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,297,069	1,295,400	0.6%	2045 to 2046
CDO notes payable, at fair value (2)(4)(6)	984,380	187,048	1.0%	2037 to 2038
Loans payable on real estate	144,671	144,671	5.4%	Sept. 2015 to May 2021

Total non-recourse indebtedness	2,426,120	1,627,119	1.1%

Total indebtedness	$2,612,362	$1,799,595	1.4%

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $94,000 with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1,757,789 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1,118,346 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2012 was $849,919. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2011:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$107,868	7.0%	Apr. 2031
6.875% convertible senior notes (2)	3,582	3,735	6.9%	Apr. 2027
Secured credit facilities	9,954	9,954	3.2%	Dec. 2016
Junior subordinated notes, at fair value (3)	38,052	22,450	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	7.7%	Apr. 2037

Total recourse indebtedness (4)	191,688	169,107	6.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,320,904	1,320,904	0.7%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	1,104,084	122,506	1.1%	2037 to 2038
Loans payable on real estate	135,757	135,757	5.6%	Sept. 2015 to May 2021

Total non-recourse indebtedness	2,560,745	1,579,167	1.1%

Total indebtedness	$2,752,433	$1,748,274	1.5%

(1)	Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 6.875% convertible senior notes are redeemable, at par at the option of the holder, in April 2012, April 2017, and April 2022.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $100,000 which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1,669,207 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $1,159,375 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2011 was $855,316. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by us. Non-recourse indebtedness consists of indebtedness of

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

consolidated VIEs (i.e. securitization vehicles) and loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the year ended December 31, 2012 is as follows:

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

The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 139.5976 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $7.16 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

Secured credit facilities. As of December 31, 2012, we have $8,090 outstanding under our secured credit facility, which is payable in December 2016 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

During 2011, we renewed our remaining secured credit facility by repaying $8,993 of the $19,547 outstanding principal amount and amending the terms of the remaining $10,554 balance to extend the maturity

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

date from December 2011 to December 2016 and provide for the full amortization of that balance over that five year period. In addition, the interest rate on our secured credit facility was amended to be a floating interest rate of LIBOR plus 275 basis points.

Senior secured notes. On October 5, 2011, we entered into an exchange agreement with Taberna VIII pursuant to which we issued four senior secured notes, or the senior notes, with an aggregate principal amount equal to $100,000 to Taberna VIII in exchange for a portfolio of real estate related debt securities, or the exchanged securities, held by Taberna VIII. Taberna VIII is a subsidiary of ours and, as a result, the senior secured notes and their related interest are eliminated in consolidation. The senior notes and the exchanged securities were determined to have approximately equivalent fair market value at the time of the exchange.

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

During the year ended December 31, 2012, we prepaid $6,000 of the senior notes. As of December 31, 2012 we have $94,000 of outstanding senior notes.

Junior subordinated notes, at fair value. On October 16, 2008, we issued two junior subordinated notes with an aggregate principal amount of $38,052 to a third party and received $15,459 of net cash proceeds. One junior subordinated note, which we refer to as the first $18,671 junior subordinated note, has a principal amount of $18,671, a fixed interest rate of 8.65% through March 30, 2015 with a floating rate of LIBOR plus 400 basis points thereafter and a maturity date of March 30, 2035. The second junior subordinated note, which we refer to as the $19,381 junior subordinated note, had a principal amount of $19,381, a fixed interest rate of 9.64% and a maturity date of October 30, 2015. At issuance, we elected to record these junior subordinated notes at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings.

On October 25, 2010, pursuant to a securities exchange agreement, we exchanged and cancelled the first $18,671 junior subordinated note for another junior subordinated note, which we refer to as the second $18,671 junior subordinated note, in aggregate principal amount of $18,671 with a reduced interest rate and provided $5,000 of our 6.875% convertible senior notes as collateral for the second $18,671 junior subordinated note. The second $18,671 junior subordinated note has a fixed rate of interest of 0.5% through March 30, 2015, thereafter with a floating rate of three-month LIBOR plus 400 basis points, with such floating rate not to exceed 7.0%. The maturity date remains the same at March 30, 2035. At issuance, we elected to record the second $18,671 junior subordinated note at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings.

As of December 31, 2012, we have $38,052 unpaid principal associated with the second $18,671 junior subordinated note and the $19,381 junior subordinated note. The fair value, or carrying amount, of this indebtedness was $29,655 as of December 31, 2012. In January 2013, we prepaid the $19,381 junior subordinated note. After reflecting the prepayment, only the second $18,671 junior subordinated note remains outstanding.

Junior subordinated notes, at amortized cost. On February 12, 2007, we formed Taberna Funding Capital Trust I which issued $25,000 of trust preferred securities to investors and $100 of common securities to us. The

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

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

CMBS Facilities. On October 27, 2011, we entered into a two year CMBS facility, or the $100,000 CMBS facility, pursuant to which we may sell, and later repurchase, performing whole mortgage loans or senior interests in whole mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. The aggregate principal amount available under the $100,000 CMBS facility is $100,000 and incurs interest at LIBOR plus 250 basis points. The purchase price paid for any asset purchased will be equal to 75% of the lesser of the market value (determined by the purchaser in its sole discretion, exercised in good faith) or par amount of such asset on the purchase date. The $100,000 CMBS facility contains standard margin call provisions and financial covenants. No amounts were outstanding under the $100,000 CMBS facility at December 31, 2012 and 2011. As of December 31, 2012, we were in compliance with all financial covenants contained in the $100,000 CMBS facility.

On November 23, 2011, we entered into a one year CMBS facility, or the $150,000 CMBS facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. On November 28, 2012, we extended the $150,000 CMBS facility for an additional year. The aggregate principal amount available under the $150,000 CMBS facility is $150,000 and incurs interest at LIBOR plus 250 basis points. The purchase price paid for any asset purchased is up to 75% of the lesser of the unpaid principal balance and the market value (determined by the purchaser in its sole discretion, exercised in good faith) of such purchased asset on the purchase date. The $150,000 CMBS facility contains standard margin call provisions and financial covenants. No amounts were outstanding under the $150,000 CMBS facility at December 31, 2012 and 2011. As of December 31, 2012, we were in compliance with all financial covenants contained in the $150,000 CMBS facility.

Commercial Mortgage Facility. On December 14, 2012, we entered into a one year commercial mortgage facility, or the commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its sole discretion. The aggregate principal amount available under the commercial mortgage facility is $150,000 and incurs interest at LIBOR plus 200 basis points. The purchase price paid for any asset purchased is up to 50% of the lesser of the unpaid principal balance and the market value (determined by the purchaser in its sole good faith discretion) of such purchased asset on the purchase date. The commercial mortgage facility contains standard margin call provisions and financial covenants. No amounts were outstanding under the commercial mortgage facility at December 31, 2012.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of December 31, 2012 and 2011.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

During the year ended December 31, 2012, we repurchased, from the market, a total of $2,500 in aggregate principal amount of CDO notes payable issued by our RAIT I securitization. The aggregate purchase price was $926 and we recorded a gain on extinguishment of debt of $1,574.

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

CDO notes payable, at fair value. As of January 1, 2008, we adopted the fair value option, which is now classified under FASB ASC Topic 825, and elected to record CDO notes payable at fair value. These CDO notes payable are collateralized by trading securities, security-related receivables and loans. At adoption, we decreased the carrying amount of these CDO notes payable by $1,520,616 to reflect these liabilities at fair value in our financial statements. The fair value of these CDO notes payable increased by $184,246 and $17,462 for the years ended December 31, 2012 and 2011, respectively. The increase was included in the change in fair value of financial instruments in our consolidated statements of operations as an expense.

Both Taberna VIII and Taberna IX are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each securitization requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the year ended December 31, 2012, $119,704 of cash flows were re-directed from our retained interests in these securitizations and were used to repay the most senior holders of our CDO notes payable.

Loans payable on real estate. As of December 31, 2012 and 2011, we had $144,671 and $135,757, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate and other loans. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheet.

During the year ended December 31, 2012, we obtained one first mortgage on our investments in real estate from a third party lender that has an aggregate principal balance of $10,237, matures in 2022, and has an interest rate of 3.59%. During the year ended December 31, 2011, we obtained seven first mortgages on our investments in real estate from third party lenders that have an aggregate principal balance of $81,500, mature between 2018 and 2021, and have a weighted average interest rate of 5.29%.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate contractual maturities of our indebtedness by year:

2013	$3,587
2014	4,036
2015	42,315
2016	36,881
2017	1,791
Thereafter (1)	2,523,752

Total	$2,612,362

(1)	Includes $115,000 of our 7.0% convertible senior notes which are redeemable, at par at the option of the holder in April 2016, April 2021, and April 2026.

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of December 31, 2012, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2012 and December 31, 2011:

	As of December 31, 2012		As of December 31, 2011
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$1,110,720	$(151,358)	$1,570,787	$(181,499)
Interest rate caps	36,000	1,053	36,000	1,360

Net fair value	$1,146,720	$(150,305)	$1,606,787	$(180,139)

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

During 2013, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $58,850 and a weighted average strike rate of 5.25% as of December 31, 2012, will terminate in accordance with their terms.

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $34,956, $42,820 and $46,111 to earnings for the years ended December 31, 2012, 2011 and 2010, respectively. For interest rate swaps that are considered ineffective hedges, we reclassified unrealized gains of $8 and $46 to earnings for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2012, we had no unrealized gains to reclassify to earnings for interest rate swaps that are considered ineffective.

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. As of December 31, 2012, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $561,151 and had a liability balance with a fair value of $79,462. See Note 8: “Fair Value of Financial Instruments” for the changes in value of these hedges during the years ended December 31, 2012 and 2011. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

Amounts reclassified to earnings associated with effective cash flow hedges are reported in investment interest expense and the fair value of these hedge agreements is included in other assets or derivative liabilities.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgages and loans, investments in securities, CDO notes payable, convertible senior notes, junior subordinated notes and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, secured credit facility, CMBS facilities and loans payable on real estate approximates cost due to the nature of these instruments.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2012:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,075,129	$1,063,716
Investments in securities and security-related receivables	655,509	655,509
Cash and cash equivalents	100,041	100,041
Restricted cash	90,641	90,641
Derivative assets	1,132	1,132
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	109,631	115,230
Secured credit facility	8,090	8,090
Junior subordinated notes, at fair value	29,655	29,655
Junior subordinated notes, at amortized cost	25,100	12,700
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,295,400	722,371
CDO notes payable, at fair value	187,048	187,048
Loans payable on real estate	144,671	156,510
Derivative liabilities	151,438	151,438

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2011:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$996,363	$954,990
Investments in securities and security-related receivables	647,461	647,461
Cash and cash equivalents	29,720	29,720
Restricted cash	278,607	278,607
Derivative assets	1,360	1,360
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	107,868	93,935
6.875% convertible senior notes	3,735	3,594
Secured credit facilities	9,954	9,954
Junior subordinated notes, at fair value	22,450	22,450
Junior subordinated notes, at amortized cost	25,100	14,809
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,320,904	703,611
CDO notes payable, at fair value	122,506	122,506
Loans payable on real estate	135,737	135,737
Derivative liabilities	181,499	181,499

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of December 31, 2012
Trading securities
TruPS	$0	$0	$485,203	$485,203
Other securities	0	0	0	0
Available-for-sale securities	0	2	0	2
Security-related receivables
TruPS receivables	0	0	91,148	91,148
Unsecured REIT note receivables	0	32,769	0	32,769
CMBS receivables	0	43,810	0	43,810
Other securities	0	2,577	0	2,577
Derivative assets	0	1,132	0	1,132

Total assets	$0	$80,290	$576,351	$656,641

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of December 31, 2012
Junior subordinated notes, at fair value	$0	$0	$29,655	$29,655
CDO notes payable, at fair value	0	0	187,048	187,048
Derivative liabilities	0	71,976	79,462	151,438

Total liabilities	$0	$71,976	$296,165	$368,141

(a)	During the year ended December 31, 2012, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of December 31, 2011
Trading securities
TruPS	$0	$0	$481,736	$481,736
Other securities	0	0	0	0
Available-for-sale securities	0	2	0	2
Security-related receivables
TruPS receivables	0	0	82,863	82,863
Unsecured REIT note receivables	0	30,066	0	30,066
CMBS receivables	0	35,117	0	35,117
Other securities	0	17,677	0	17,677
Derivative assets	0	1,360	0	1,360

Total assets	$0	$84,222	$564,599	$648,821

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of December 31, 2011
Junior subordinated notes, at fair value	$0	$0	$22,450	$22,450
CDO notes payable, at fair value	0	0	122,506	122,506
Derivative liabilities	0	91,419	90,080	181,499

Total liabilities	$0	$91,419	$235,036	$326,455

(a)	During the year ended December 31, 2011, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, duration, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Generally, an increase in the yields, credit spreads or estimated duration will decrease the fair value of our financial instruments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value, as determined by management, may fluctuate from period to period and any ultimate liquidation or sale of the investment may result in proceeds that may be significantly different than fair value. The weighted average effective dollar price of our TruPS and TruPS receivables as of December 31, 2012 and 2011 is 77 and 76.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the year ended December 31, 2012:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2011	$481,736	$82,863	$564,599
Change in fair value of financial instruments	3,467	8,459	11,926
Purchases	0	0	0
Sales	0	0	0
Principal repayments	0	(174)	(174)

Balance, as of December 31, 2012	$485,203	$91,148	$576,351

Liabilities	Derivative Liabilities	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2011	$90,080	$122,506	$22,450	$235,036
Change in fair value of financial instruments	(10,618)	184,246	7,205	180,833
Purchases	0	0	0	0
Sales	0	0	0	0
Principal repayments	0	(119,704)	0	(119,704)

Balance, as of December 31, 2012	$79,462	$187,048	$29,655	$296,165

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

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

Our non-recurring fair value measurements relate primarily to our commercial real estate loans that are considered impaired and for which we maintain an allowance for loss. In determining the allowance for losses, we estimate the fair value of the respective commercial real estate loan and compare that fair value to our total investment in the loan. When estimating the fair value of the commercial real estate loan, management uses discounted cash flow analyses and capitalization rates on the underlying property’s net operating income. The discounted cash flow analyses and capitalization rates are based on market information and comparable sales of similar properties.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

The following tables summarize the valuation technique and the level of the fair value hierarchy for financial instruments that are not fair valued in the accompanying consolidated balance sheets but for which fair value is required to be disclosed. The fair value of cash and cash equivalents, restricted cash, secured credit facility, and CMBS facilities approximates cost due to the nature of these instruments and are not included in the tables below.

	Carrying Amount as of December 31, 2012	Estimated Fair Value as of December 31, 2012	Valuation Technique	Fair Value Measurement
				Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,075,129	$1,063,716	Discounted cash flows	$0	$0	$1,063,716
7.0% convertible senior notes	109,631	115,230	Trading price	115,230	0	0
Junior subordinated notes, at amortized cost	25,100	12,700	Discounted cash flows	0	0	12,700
CDO notes payable, at amortized cost	1,295,400	722,371	Discounted cash flows	0	0	722,371
Loans payable on real estate	144,671	156,510	Discounted cash flows	0	0	156,510

				Fair Value Measurement
	Carrying Amount as of December 31, 2011	Estimated Fair Value as of December 31, 2011	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$996,363	$954,990	Discounted cash flows	$0	$0	$954,990
7.0% convertible senior notes	107,868	93,935	Trading price	93,935	0	0
6.875% convertible senior notes	3,735	3,594	Trading price	3,594	0	0
Junior subordinated notes, at amortized cost	25,100	14,809	Discounted cash flows	0	0	14,809
CDO notes payable, at amortized cost	1,320,904	703,611	Discounted cash flows	0	0	703,611
Loans payable on real estate	135,737	135,737	Discounted cash flows	0	0	135,737

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option within FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

Description	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Change in fair value of trading securities and security-related receivables	$23,380	$19,281	$111,874
Change in fair value of CDO notes payable and other liabilities	(193,151)	(35,491)	(26,882)
Change in fair value of derivatives	(32,016)	(58,944)	(39,152)

Change in fair value of financial instruments	$(201,787)	$(75,154)	$45,840

The changes in the fair value for the investment in securities, CDO notes payable, and other liabilities for which the fair value option was elected for the years ended December 31, 2012, 2011 and 2010 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was due to repayments at par because of OC failures when the CDO notes have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the years ended December 31, 2012, 2011 and 2010 was mainly due to changes in interest rates.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date. As of December 31, 2012 and 2011, our consolidated VIEs were: Taberna VIII, Taberna IX, RAIT I, RAIT II, Willow Grove and Cherry Hill.

	As of December 31, 2012	As of December 31, 2011
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,917,925	$1,856,106
Allowance for losses	(17,125)	(36,210)

Total investments in mortgages and loans	1,900,800	1,819,896
Investments in real estate, net of accumulated depreciation of $1,941 and 1,196, respectively	20,609	20,910
Investments in securities and security-related receivables, at fair value	654,795	645,915
Cash and cash equivalents	276	201
Restricted cash	50,203	235,682
Accrued interest receivable	67,271	57,560
Deferred financing costs, net of accumulated amortization of $13,633 and $10,995, respectively	12,741	15,378

Total assets	$2,706,695	$2,795,542

Liabilities and Equity
Indebtedness (including $187,048 and $122,506 at fair value, respectively)	$1,724,356	$1,682,487
Accrued interest payable	59,914	48,417
Accounts payable and accrued expenses	3,335	1,537
Derivative liabilities	151,438	181,499
Deferred taxes, borrowers’ escrows and other liabilities	4,877	4,570

Total liabilities	1,943,920	1,918,510
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(90,954)	(114,186)
RAIT investment	295,641	303,940
Retained earnings (deficit)	558,088	687,278

Total shareholders’ equity	762,775	877,032

Total liabilities and equity	$2,706,695	$2,795,542

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

NOTE 10: SERIES D PREFERRED SHARES

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. Under the purchase agreement, we are required to issue and sell to the investor on a private placement basis from time to time in a period up to two years, and the investor will be obligated to purchase from us, for an aggregate purchase price of $100,000, or the total commitment, the following securities, in the aggregate: (i) 4,000,000 Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of RAIT, or the Series D preferred shares, (ii) common share purchase warrants, or the warrants, initially exercisable for 9,931,000 of our common shares, or the common shares, and (iii) common share appreciation rights, or the investor SARs initially with respect to up to 6,735,667 common shares. We are not obligated to issue any common shares upon exercise of the warrants if the issuance of such common shares would exceed that number of common shares which we may issue upon exercise of the warrants without requiring shareholder approval under the NYSE listing requirements. We will pay cash or issue a 180 day unsecured promissory note, or a combination of the foregoing, equal to the market value of any common shares it cannot issue as a result of this prohibition. The investor SARs are settled only in cash and not in common shares. These securities will be issued on a pro rata basis based on the percentage of the total commitment drawn down at the relevant closing under the purchase agreement. We expect to use the proceeds received under the purchase agreement to fund our loan origination and investment activities, including CMBS and bridge lending.

We are subject to certain covenants under the purchase agreement in defined periods when the investor and its permitted transferees have defined holdings of the securities issuable under the purchase agreement. These covenants include defined leverage limits on defined financing assets. In addition, commencing on the first draw down and for so long as the investor and its affiliates who are permitted transferees continue to own at least 10% of the outstanding Series D preferred shares or warrants and common shares issued upon exercise of the warrants representing at least 5% of the aggregate amount of common shares issuable upon exercise of the warrants actually issued, the board will include one person designated by the investor. This right is held only by the investor and is not transferable by it. The investor designated Andrew M. Silberstein to serve on our board. The covenants also include our agreement not to declare any extraordinary dividend except as otherwise required for us to continue to satisfy the requirements for qualification and taxation as a REIT. An extraordinary dividend is defined as any dividend or other distribution (a) on common shares other than regular quarterly dividends on the common shares or (b) on our preferred shares other than in respect of dividends accrued in accordance with the terms expressly applicable to the preferred shares.

As of December 31, 2012, the following RAIT securities have been issued and remain issuable pursuant to the purchase agreement, in the aggregate: (i) 2,600,000 Series D preferred shares have been issued and 1,400,000 Series D preferred shares remain issuable; (ii) warrants exercisable for 6,455,150 common shares (which have subsequently adjusted to 6,560,331 shares as of the date of the filing of this report) have been issued and warrants exercisable for 3,475,850 common shares (which have subsequently adjusted to 3,532,486 shares as of the date of the filing of this report) remain issuable; and (iii) investor SARs exercisable with respect to 4,378,183.55 common shares (which have subsequently adjusted to 4,449,521.89 shares as of the date of the filing of this report) have been issued and SARs exercisable for 2,357,483.45 common shares (which have subsequently adjusted to 2,395,896.40 shares as of the date of the filing of this report) remain issuable. The number of common shares underlying the warrants and investor SARs and relevant exercise price are subject to further adjustment in defined circumstances, though RAIT expects such adjustments to occur as a result of the issuance of common shares by RAIT in connection with its offering of common shares beginning December 17, 2012. At December 31, 2012 and as of the date of the filing of this report, the aggregate purchase price paid for the securities issued is $65,000 and the aggregate purchase price payable for the issuable securities is $35,000.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

The Series D preferred shares bear a cash coupon rate initially of 7.5%, increasing to 8.5% on October 1, 2015 and increasing on October 1, 2018 and each anniversary thereafter by 50 basis points. They rank on parity with our existing outstanding preferred shares. Their liquidation preference is equal to $26.25 per share for five years and $25.00 per share thereafter. In defined circumstances, the Series D preferred shares are exchangeable for Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of RAIT, or the Series E preferred shares. The rights and preferences of the Series E preferred shares will be similar to those of the Series D preferred shares except, among other differences, the Series E preferred shares will be mandatorily redeemable upon a change of control, will have no put right, will not have the right to designate one trustee to the board except in the event of a payment default under the Series E preferred shares and have defined registration rights.

We have the right in limited circumstances to redeem the Series D preferred shares prior to the October 1, 2017 at a redemption price of $26.25 per share. After October 1, 2017, we may redeem all or a portion of the Series D preferred shares at any time at a redemption price of $25.00 per share. We may satisfy all or a portion of the redemption price for an optional redemption with an unsecured promissory note, or a preferred note, with a maturity date of 180 days from the applicable redemption date. From and after the occurrence of a defined mandatory redemption triggering event, each holder of Series D preferred shares may elect to have all or a portion of such holder’s Series D preferred shares redeemed by us at a redemption price of $26.25 per share prior to October 1, 2017 and $25.00 per share on or after October 1, 2017. We may satisfy all or a portion of the redemption price for certain of the mandatory redemption triggering events with a preferred note. We must redeem the Series D preferred shares with up to $50,000 of net proceeds received from the loans and other investments made with proceeds of the sales under the investor purchase agreement from and after October 1, 2017 in the case of net proceeds from loans and investments other than CMBS loans and from and after October 1, 2019 in the case of net proceeds from CMBS loans, in each case, at a redemption price of $25.00 per share. All amounts paid in connection with liquidation or for all redemptions of the Series D preferred shares must also include all accumulated and unpaid dividends to, but excluding, the redemption date.

The warrants had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.90. The warrants expire on October 1, 2027. The investor has certain rights to put the warrants to us at a price of $1.23 per warrant beginning on October 1, 2017, or in defined circumstances, increasing to $1.60 on October 1, 2018 and further increasing to $1.99 on October 1, 2019 and thereafter. From and after the earlier of (i) October 1, 2017 or (ii) the occurrence of a defined mandatory redemption triggering event on the Series D preferred shares, the holders of warrants may put their warrants to us for a put redemption price equal to $1.23 per common share until October 1, 2018 and increasing to set amounts at set intervals thereafter. The put redemption price must be payable in cash or (except in the event of a put for certain of the mandatory redemption triggering events) by way of a three year unsecured promissory note, or a combination of the foregoing.

The investor SARs have a strike price of $6.00, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.90. The investor SARs will be exercisable from October 1, 2014 until October 1, 2027 or in defined circumstances. From and after the earlier of October 1, 2017 or defined circumstances, the investor SARs may be put to us for $1.23 per investor SAR prior to October 1, 2018, increasing to $1.60 on October 1, 2018 and further increasing to $1.99 on October 1, 2019 and thereafter. The investor SARs are callable at our option beginning on October 1, 2014 at a price of $5.00 per investor SAR, increasing to set amounts at set intervals thereafter. We may settle the call in cash or by way of a one year unsecured promissory note, or with a combination of the foregoing. From and after the earlier of (i) the October 1, 2017 or (ii) the

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

occurrence of a defined mandatory redemption triggering event on the Series D preferred shares, the holders of investor SARs may put their investor SARs to us for a put redemption price equal to $1.23 per common share prior to October 1, 2018 and increasing to set amounts at set intervals thereafter. We may settle the exercise of the put in cash or, in the event of certain defined mandatory redemption triggering events, by way of a three year unsecured promissory note, or a combination of the foregoing.

Accounting Treatment

The accounting treatment for the Series D Preferred Shares differs from the accounting treatment of our other preferred share instruments. Based on accounting standards, the Series D Preferred Shares were determined not be classified as equity as they contain redemption features that are not solely in our control. In addition, the Series D Preferred Shares were considered not to be classified as a liability because they are not mandatorily redeemable. As a result, the Series D Preferred shares are presented in the mezzanine section of the balance sheet, between liabilities and equity. Any costs and the initial value of the warrants and investor SARs are recorded as a discount on the Series D Preferred Shares and that discount will be amortized to earnings over the respective term.

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $9,674, as of December 31, 2012. The warrants contain a put feature which can only be settled by paying cash or issuing a note (i.e. transferring assets). This put feature is a distinguishing characteristic for liability classification. The investor SARs, according to their terms, can only be settled in cash or the issuance of a note payable to the investor. This requirement for cash settlement is also a distinguishing characteristic for liability classification. As a result, the initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

During the period from the effective date of the purchase agreement through December 31, 2012, we sold the following securities to the investor for an aggregate purchase price of $65.0 million: (i) 2,600,000 Series D Preferred Shares, (ii) warrants exercisable for 6,455,150 common shares (which have subsequently adjusted to 6,560,331 shares as of the date of filing this report); and (iii) investor SARs exercisable with respect to 4,378,183.55 common shares (which have subsequently adjusted to 4,449,521.89 shares as of the date of filing this report). As of December 31, 2012, the following securities remain issuable to the investor for an aggregate purchase price of $35.0 million: (i) 1,400,000 Series D Preferred Shares, (ii) warrants exercisable for 3,475,850 common shares (which have subsequently adjusted to 3,532,486 shares as of the date of filing this report), and (iii) investor SARs exercisable for 2,357,483.45 common shares (which have subsequently adjusted to 2,395,896.40 shares as of the date of filing this report). The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through December 31, 2012:

Aggregate purchase price		$65,000
Initial value of warrants and investor SARs issued to-date	(7,973)
Costs incurred	(4,918)

Total discount		(12,891)
Discount amortization to-date		169

Carrying amount of Series D Preferred Shares		$52,278

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

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

At Market Issuance Sales Agreement (ATM)

On May 21, 2012, we entered into an At Market Issuance Sales Agreement, or Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to 2,000,000 Series A Preferred Shares, up to 2,000,000 Series B Preferred Shares, and up to 2,000,000 Series C Preferred Shares. Unless the Preferred ATM agreement is earlier terminated by MLV or us, the Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the Preferred ATM agreement. During the period from the effective date of the Preferred ATM agreement through December 31, 2012, pursuant to the Preferred ATM agreement we issued a total of:

•	364,288 Series A Preferred Shares at a weighted-average price of $21.96 per share and we received $7,754 of net proceeds;

•	30,165 Series B Preferred Shares at a weighted-average price of $21.86 per share and we received $638 of net proceeds; and

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

•	40,100 Series C Preferred Shares at a weighted-average price of $22.37 per share and we received $869 of net proceeds.

From January 1, 2013 through March 15, 2013 we issued a total of 625,000 Series A Preferred Shares pursuant to the ATM at a weighted-average price of $24.00 per share and we received $14,550 of net proceeds.

After reflecting the preferred shares issued through March 15, 2013, 1,010,712, 1,969,835, and 1,959,900 of Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the Preferred ATM agreement.

Common Shares

Reverse Stock Split:

On May 17, 2011, the board of trustees authorized a 1-for-3 reverse stock split of our common shares that became effective on June 30, 2011, or the effective time. At the effective time, every three common shares issued and outstanding were automatically combined into one issued and outstanding new common share. The par value of new common shares changed to $0.03 per share after the reverse stock split from the par value of common shares prior to the reverse stock split of $0.01 per share. The reverse stock split reduced the number of common shares outstanding but did not change the number of authorized common shares. The reverse stock split did not affect our preferred shares of beneficial interest. All references in the accompanying financial statements to the number of common shares and earnings per share data for all periods presented have been adjusted to reflect the reverse stock split.

Share Repurchases:

On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75,000 of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions. We have not repurchased any common shares under this plan as of December 31, 2012.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

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

Share Issuances:

Dividend reinvestment and share purchase plan (DRSPP). We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the year ended December 31, 2012, we issued a total of 1,504,102 common shares pursuant to the DRSPP at a weighted-average price of $5.10 per share and we received $7,632 of net proceeds. As of December 31, 2012, 7,783,480 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD). On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the period from the effective date of the COD sales agreement through December 31, 2012, there were no common shares issued pursuant to this arrangement. As of December 31, 2012, 10,000,000 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Common share public offerings. During the first quarter of 2012, we issued 6,950,000 common shares in an underwritten public offering. The public offering price was $5.30 per share and we received $34,750 of proceeds.

During the fourth quarter of 2012, we issued 9,000,000 common shares in an underwritten public offering. The public offering price was $5.75 per share and we received $49,050 of proceeds. In January 2013, the underwriters exercised their overallotment option to purchase 1,350,000 additional common shares and we received $7,358 of proceeds.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

Dividends

The following tables summarize the dividends we declared or paid during the years ended December 31, 2012 and 2011:

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	For the Year Ended December 31, 2012
Series A Preferred Shares
Date declared	1/24/12	5/1/12	7/24/12	10/23/12
Record date	3/1/12	6/1/12	9/4/12	12/3/12
Date paid	4/2/12	7/2/12	10/1/12	12/31/12
Total dividend amount	$1,337	$1,337	$1,354	$1,491	$5,519
Series B Preferred Shares
Date declared	1/24/12	5/1/12	7/24/12	10/23/12
Record date	3/1/12	6/1/12	9/4/12	12/3/12
Date paid	4/2/12	7/2/12	10/1/12	12/31/12
Total dividend amount	$1,182	$1,182	$1,195	$1,198	$4,757
Series C Preferred Shares
Date declared	1/24/12	5/1/12	7/24/12	10/23/12
Record date	3/1/12	6/1/12	9/4/12	12/3/12
Date paid	4/2/12	7/2/12	10/1/12	12/31/12
Total dividend amount	$888	$888	$910	$910	$3,596
Series D Preferred Shares
Date declared	N/A	N/A	N/A	10/23/12
Record date	N/A	N/A	N/A	12/3/12
Date paid	N/A	N/A	N/A	12/31/12
Total dividend amount	$0	$0	$0	$568	$568
Common shares
Date declared	2/29/12	6/21/12	9/18/12	12/12/12
Record date	3/28/12	7/11/12	10/11/12	1/16/13
Date paid	4/27/12	7/31/12	10/31/12	1/31/13
Dividend per share	$0.08	$0.08	$0.09	$0.10	$0.35
Total dividend declared	$3,992	$3,985	$4,484	$6,018	$18,479

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

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

On January 29, 2013, our board of trustees declared a first quarter 2013 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares, and $0.4687500 per share on our Series D Preferred Shares. The dividends will be paid on April 1, 2013 to holders of record on March 1, 2013.

NOTE 12: STOCK BASED COMPENSATION AND EMPLOYEE BENEFITS

We maintain the RAIT Financial Trust 2008 Incentive Award Plan (the “Incentive Award Plan”). The maximum aggregate number of common shares that may be issued pursuant to the Incentive Award Plan is 4,000,000. As of December 31, 2012, 341,977 common shares are available for issuance under this plan.

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

On January 29, 2013, the compensation committee awarded 43,536 restricted common share awards, valued at $300 using our closing stock price of $6.89 to six of the board’s non-management trustees. One quarter of these awards vested immediately and the remainder vest over a nine-month period. On January 29, 2013, the compensation committee awarded 372,500 restricted common share awards, valued at $2,577 using our closing stock price of $6.89 to our executive officers and non-executive officer employees. These awards generally vest over three-year periods.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

During the years ended December 31, 2012, 2011, and 2010, there were 220,823, 340,649, and 24,475, respectively, phantom units redeemed for common shares and 72,029 phantom units forfeited during the year ended December 31, 2010. There were no phantom units forfeited during the years ended December 31, 2012 and 2011. As of December 31, 2012 and 2011, there were 195,943 and 416,767, respectively, phantom units outstanding.

As of December 31, 2012 and 2011, the deferred compensation cost relating to unvested awards was $180 and $181, respectively, relating to phantom units and restricted stock that had a weighted average remaining vesting period of 1.1 years as of December 31, 2011. As of December 31, 2012, there is no remaining vesting period.

On January 24, 2012, the compensation committee awarded 2,172,000 stock appreciation rights, or SARs, valued at $6,091 based on a Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 24, 2017, the expiration date of the SARs.

On January 29, 2013, the compensation committee awarded 1,127,500 SARs, valued at $1,332 based on a Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 29, 2018, the expiration date of the SARs.

Stock Options

We have granted to our officers, trustees and employees options to acquire common shares. The vesting period is determined by the compensation committee and the option term is generally ten years after the date of grant. As of December 31, 2012 and 2011, there were 32,265 and 38,932 options outstanding.

A summary of the options activity of the Incentive Award Plan is presented below.

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1,	38,932	$68.34	56,267	$67.50	56,267	$67.50
Expired	6,667	58.49	17,335	65.61	0	0
Exercised	0	0	0	0	0	0

Outstanding, December 31,	32,265	$70.38	38,932	$68.34	56,267	$67.50

Options exercisable at December 31,	32,265		38,932		56,267

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Exercise Price
$57.63 – 59.55	0	N/A	$0	6,667	$58.49
$65.43 – 79.20	32,265	0.7 years	70.38	32,265	70.38

	32,265	0.7 years	$70.38	38,932	$68.34

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

We did not grant options during the three years ended December 31, 2012.

During the years ended December 31, 2012, 2011 and 2010, we recorded compensation expense of $2,208, $541, and $2,949, respectively, associated with our stock based compensation.

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

During the years ended December 31, 2012, 2011 and 2010, we recorded $478, $482, and $424 of contributions which is included in compensation expense on the accompanying consolidated statements of operations.

NOTE 13: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three years ended December 31, 2012:

	For the Years Ended December 31
	2012	2011	2010
Income (loss) from continuing operations	$(168,341)	$(38,457)	$110,590
Income allocated to preferred shares	(14,660)	(13,649)	(13,641)
Income allocated to noncontrolling interests	196	229	880

Income (loss) from continuing operations allocable to common shares	(182,805)	(51,877)	97,829
Income (loss) from discontinued operations	0	747	323

Net income (loss) allocable to common shares	$(182,805)	$(51,130)	$98,152

Weighted-average shares outstanding—Basic	48,746,761	38,508,086	28,951,422
Dilutive securities under the treasury stock method	0	0	465,916
Weighted-average shares outstanding—Diluted	48,746,761	38,508,086	29,417,337

Earnings (loss) per share—Basic:
Continuing operations	$(3.75)	$(1.35)	$3.38
Discontinued operations	0	0.02	0.01

Total earnings (loss) per share—Basic	$(3.75)	$(1.33)	$3.39

Earnings (loss) per share—Diluted:
Continuing operations	$(3.75)	$(1.35)	$3.33
Discontinued operations	0	0.02	0.01

Total earnings (loss) per share—Diluted	$(3.75)	$(1.33)	$3.34

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

For the years ended December 31, 2012, 2011 and 2010, securities convertible into 22,282,205, 219,558, and 3,698,272, common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

The components of the provision for income taxes as it relates to our taxable income from domestic TRSs during the years ended December 31, 2012, 2011 and 2010 includes the effects of our performance of a portion of its TRS services in a foreign jurisdiction that does not incur income taxes.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our income on a current basis as SubPart F income, whether or not distributed. Upon distribution of any previously included SubPart F income by these entities, no incremental U.S. federal, state, or local income taxes would be payable by us. Accordingly, no provision for income taxes has been recorded for these foreign TRS entities for the years ended December 31, 2012, 2011 and 2010.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

The components of the income tax benefit (provision) as it relates to our taxable income (loss) from domestic and foreign TRSs during the years ended December 31, 2012, 2011 and 2010 were as follows:

	For the Year Ended December 31, 2012
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(68)	$(13)	$40	$(41)
Deferred benefit (provision)	422	228	(25)	625

Income tax benefit (provision)	$354	$215	$15	$584

	For the Year Ended December 31, 2011
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$0	$0	$(57)	$(57)
Deferred benefit (provision)	595	0	0	595

Income tax benefit (provision)	$595	$0	$(57)	$538

	For the Year Ended December 31, 2010
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(2,844)	$(10)	$(510)	$(3,364)
Deferred benefit (provision)	2,143	162	(543)	1,762

Income tax benefit (provision)	$(701)	$152	$(1,053)	$(1,602)

A reconciliation of the income tax benefit (provision) based upon the statutory tax rates to the effective rates is as follows for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31
	2012	2011	2010
Federal statutory rate	$(598)	$3,762	$22
State statutory, net of federal benefit	139	0	162
Change in valuation allowance	1,380	(2,899)	(50)
Permanent items	(19)	(42)	(53)
Foreign tax effects	0	(283)	803
Transfer pricing adjustment (1)	0	0	(2,503)
Other	(318)	0	17

Income tax benefit (provision)	$584	$538	$(1,602)

(1)	In February 2011, management and the IRS settled tax examinations for 2006, 2007 and 2008 for a total cash payment of $296. These tax examinations related to certain transfer pricing adjustments for transactions between TCM and TCB during those years. While the total transfer pricing adjustment increased our tax expense by $2,503 during 2010, the net cash payment made to the IRS in February 2011 was $296, after utilization of net operating losses in these prior years.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

Significant components of our deferred tax assets (liabilities), at our TRSs, are as follows as of December 31, 2012 and 2011:

Deferred tax assets (liabilities):	As of December 31, 2012	As of December 31, 2011
Net operating losses, at TRSs	$14,537	$20,744
Capital losses	682	662
Unrealized losses	12,162	12,023
Other	1,503	644

Total deferred tax assets	28,884	34,073
Valuation allowance	(23,766)	(29,970)

Net deferred tax assets	$5,118	$4,103

Accrued interest	(980)	(653)
Other	(84)	(48)
Deferred tax (liabilities)	(1,064)	(701)

Net deferred tax assets (liabilities)	$4,054	$3,402

As of December 31, 2012, we had $34,648 of federal net operating losses, $38,136 of state net operating losses, no foreign net operating losses and $1,892 of capital losses. The federal net operating losses will begin to expire in 2028, the state net operating losses will begin to expire in 2017. The capital losses will expire in 2014. We have concluded that it is not more likely than not that $22,365 of federal net operating losses, $31,369 of state net operating losses and all of the capital losses will be utilized during their respective carry forward periods; and as such, we have established a valuation allowance against these deferred tax assets.

The accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides rules on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no uncertain tax positions for the years ending December 31, 2012, 2011 and 2010.

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

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of December 31, 2012 and 2011, we had $239 and $515, respectively, of cash and cash equivalents and $289 and $447, respectively, of restricted cash on deposit at Bancorp. We did not receive any interest income from the Bancorp during the years ended December 31, 2012, 2011 and 2010. Restricted cash held at

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp under a lease agreement extending through August 2014 at an annual rental expense based upon the amount of square footage occupied. We have a sublease agreement with a third party for the remaining term of our sublease. Rent paid to Bancorp was $327, $319, and $304 for the years ended December 31, 2012, 2011 and 2010, respectively. Rent received for our sublease was $174, $170, and $166 for the years ended December 31, 2012, 2011 and 2010.

Andrew M. Silberstein serves as a trustee on our board of trustees, as designated pursuant to the purchase agreement. Mr. Silberstein is an equity owner of Almanac and an officer of the investor and holds indirect equity interests in the investor. The transactions pursuant to the purchase agreement are described above in Note 10. In addition, Almanac receives fees in connection with its investments made pursuant to the purchase agreement. In addition, our subsidiary receives fees for managing a securitization collateralized, in part, by $25.0 million of trust preferred securities issued by Advance Realty Group and an affiliate of Almanac owns an interest in Advance Realty Group and Almanac receives fees in connection with this interest.

NOTE 16: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

As of December 31, 2012 and 2011, we did not have any properties designated as held for sale.

For the years ended December 31, 2012, 2011 and 2010, income (loss) from discontinued operations relates to five real estate properties sold or deconsolidated since January 1, 2009. The following table summarizes revenue and expense information for real estate properties classified as discontinued operations:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Revenue:
Rental income	$2,072	$9,688
Expenses:
Real estate operating expense	1,205	5,895
General and administrative expense	1	0
Depreciation expense	0	1,790

Total expenses	1,206	7,685

Income (loss) before interest and other income	866	2,003
Interest and other income	0	2

Income (loss) from discontinued operations	866	2,005
Gain (loss) from discontinued operations	(119)	(1,682)

Total income (loss) from discontinued operations	$747	$323

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

NOTE 17: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2012:
Total revenue	$45,796	$47,873	$52,193	$54,922
Change in fair value of financial instruments	(108,923)	(11,169)	(24,177)	(57,518)
Net income (loss)	(103,664)	(3,570)	(14,971)	(46,136)
Net income (loss) allocable to common shares	(107,019)	(6,951)	(18,386)	(50,449)
Total earnings (loss) per share—Basic (a)	$(2.42)	$(0.14)	$(0.37)	$(0.99)
Total earnings (loss) per share—Diluted (a)	$(2.42)	$(0.14)	$(0.37)	$(0.99)
2011:
Total revenue	$48,104	$49,564	$50,650	$47,480
Change in fair value of financial instruments	5,611	(25,727)	(34,997)	(20,041)
Net income (loss)	9,131	(16,751)	(17,821)	(12,269)
Net income (loss) allocable to common shares	5,767	(20,098)	(21,169)	(15,630)
Total earnings (loss) per share—Basic (a)	$0.16	$(0.53)	$(0.55)	$(0.39)
Total earnings (loss) per share—Diluted (a)	$0.16	$(0.53)	$(0.55)	$(0.39)

(a)	The summation of quarterly per share amounts do not equal the full year amounts.

NOTE 18: OTHER DISCLOSURES

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

Commitments and Contingencies

Unfunded Loan Commitments

Certain of our commercial mortgages and mezzanine loan agreements contain provisions whereby we are required to advance additional funds to our borrowers for capital improvements and upon the achievement of certain

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012

(Dollars in thousands, except share and per share amounts)

property operating hurdles. As of December 31, 2012, our incremental loan commitments are $46,489, which will be funded from either restricted cash held on deposit or revolving debt capacity dedicated for these purposes.

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

On March 13, 2012, the staff of the SEC notified us that the SEC had initiated a non-public investigation concerning one of our investment adviser subsidiaries, Taberna Capital Management, LLC, or TCM. Based on the notice and other communications with SEC staff, we believe this matter concerns TCM’s compliance with securities laws in connection with transactions since January 1, 2009 involving various Taberna securitizations for which TCM served as collateral manager. The SEC staff has subpoenaed testimony and information and we are cooperating fully. Because this matter is ongoing, we cannot predict the outcome at this time and, as a result, no conclusion can be reached as to what impact, if any, this matter may have on TCM or us.

Lease Obligations

We lease office space in Philadelphia, New York City, and other locations. The annual minimum rent due pursuant to the leases for each of the next five years and thereafter is estimated to be as follows as of December 31, 2012:

2013	$1,932
2014	1,521
2015	1,427
2016	722
2017	647
Thereafter	20,461

Total	$26,710

Rent expense was $1,967, $2,601, and $2,624 for the years ended December 31, 2012, 2011, and 2010, respectively, and has been included in general and administrative expense or property operating expenses in the accompanying consolidated statements of operations.

RAIT Financial Trust

Schedule II

Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2012

(Dollars in thousands)

	Allowance for Losses
	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
For the year ended December 31, 2012	$46,082	$2,000	$(17,682)	$30,400

For the year ended December 31, 2011	$69,691	$3,900	$(27,509)	$46,082

For the year ended December 31, 2010	$86,609	$38,307	$(55,225)	$69,691

RAIT Financial Trust

Schedule III

Real Estate and Accumulated Depreciation

As of December 31, 2012

(Dollars in thousands)

			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount		Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)		Year of Acquisition	Life of Depreciation
Property Name	Description	Location	Land	Building	Land	Building	Land (1)	Building (1)
Willow Grove	Land	Willow Grove, PA	$307	$0	$0	$0	$307	$0	$0	$0		2001	N/A
Cherry Hill	Land	Cherry Hill, NJ	307	0	0	0	307	0	0	0		2001	N/A
Reuss	Office	Milwaukee, WI	4,080	36,720	10	14,612	4,090	51,332	(15,434)	(33,198	) (2)	2004	30
McDowell	Office	Scottsdale, AZ	9,803	55,523	5	4,949	9,808	60,472	(8,846)	(72,753	) (2)	2007	30
Stonecrest	Multi-Family	Birmingham, AL	5,858	23,433	(31)	(105)	5,827	23,328	(3,436)	(26,326	) (3)	2008	30
Crestmont (8)	Multi-Family	Marietta, GA	3,207	12,828	47	360	3,254	13,188	(1,776)	(6,750	) (9)	2008	40
Copper Mill (8)	Multi-Family	Austin, TX	3,420	13,681	52	518	3,472	14,199	(1,927)	(7,350	) (9)	2008	40
Cumberland (8)	Multi-Family	Smyrna, GA	3,194	12,776	(94)	552	3,100	13,328	(1,807)	(6,900	) (9)	2008	40
Heritage Trace (8)	Multi-Family	Newport News, VA	2,642	10,568	31	450	2,673	11,018	(1,489)	(5,500	) (9)	2008	40
Mandalay Bay	Multi-Family	Austin, TX	5,363	21,453	98	704	5,461	22,157	(3,444)	(28,053	) (6)	2008	30
Oyster Point	Multi-Family	Newport News, VA	3,920	15,680	47	488	3,967	16,168	(2,494)	(17,113	) (2)	2008	30
Tuscany Bay	Multi-Family	Orlando, FL	7,002	28,009	121	988	7,123	28,997	(4,496)	(29,721	) (2)	2008	30
Colonial Parc	Multi-Family	Little Rock, AR	910	3,639	0	894	910	4,533	(727)	(9,172	) (2)	2009	30
Corey Landings	Land	St. Pete Beach, FL	21,595	0	0	1,514	21,595	1,514	0	0		2009	N/A
Sharpstown Mall	Retail	Houston, TX	6,737	26,948	(1)	5,769	6,736	32,717	(4,267)	(52,962	) (2)	2009	30
Belle Creek Apartments (8)	Multi-Family	Henderson, CO	1,890	7,562	0	280	1,890	7,842	(893)	(10,575	) (2)	2009	40
Willows	Multi-Family	Las Vegas, NV	2,184	8,737	0	36	2,184	8,773	(1,122)	(11,800	) (2)	2009	30
Regency Meadows	Multi-Family	Las Vegas, NV	1,875	7,499	0	274	1,875	7,773	(1,012)	(10,231	) (2)	2009	30
Executive Center	Office	Milwaukee, WI	1,581	6,324	(51)	1,114	1,530	7,438	(912)	(10,339	) (2)	2009	30
Remington	Multi-Family	Tampa, FL	4,273	17,092	0	2,573	4,273	19,665	(2,713)	(24,750	) (2)	2009	30
Desert Wind	Multi-Family	Phoenix, AZ	2,520	10,080	0	119	2,520	10,199	(1,254)	(12,465	) (2)	2009	30
Eagle Ridge	Multi-Family	Colton, CA	3,198	12,792	0	512	3,198	13,304	(1,675)	(16,994	) (2)	2009	30
Emerald Bay	Multi-Family	Las Vegas, NV	6,500	26,000	0	424	6,500	26,424	(3,252)	(27,947	) (2)	2009	30
Grand Terrace	Multi-Family	Colton, CA	4,619	18,477	0	464	4,619	18,941	(2,323)	(23,847	) (2)	2009	30
Las Vistas	Multi-Family	Phoenix, AZ	2,440	9,760	0	247	2,440	10,007	(1,236)	(12,332	) (2)	2009	30
Penny Lane	Multi-Family	Mesa, AZ	1,540	6,160	0	234	1,540	6,394	(794)	(9,582	) (2)	2009	30
Sandal Ridge	Multi-Family	Mesa, AZ	1,980	7,920	0	363	1,980	8,283	(1,039)	(11,726	) (2)	2009	30
Long Beach Promenade	Office	Long Beach, CA	860	3,440	0	90	860	3,530	(400)	(5,225	) (2)	2009	30
Murrells Retail Associates	Retail	Myrtle Beach, SC	0	2,500	0	8,183	0	10,683	(1,079)	(28,873	) (2)	2009	30
Preserve @ Colony Lakes	Multi-Family	Stafford, TX	6,720	26,880	0	476	6,720	27,356	(2,960)	(34,037	) (4)	2009	30
English Aire/Lafayette Landing	Multi-Family	Austin, TX	3,440	13,760	0	1,926	3,440	15,686	(2,052)	(18,000	) (2)	2009	30
Tresa at Arrowheads (8)	Multi-Family	Phoenix, AZ	7,080	28,320	0	410	7,080	28,730	(2,675)	(27,500	) (2)	2009	40
Madison Park & Southgreen	Multi-Family	Indianapolis, IN	1,260	5,040	0	681	1,260	5,721	(627)	(7,520	) (2)	2009	30
Mineral Business Center	Office	Denver, CO	1,940	7,760	0	260	1,940	8,020	(843)	(11,294	) (2)	2009	30

RAIT Financial Trust

Schedule III—(Continued)

Real Estate and Accumulated Depreciation

As of December 31, 2012

(Dollars in thousands)

			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount		Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)		Year of Acquisition	Life of Depreciation
Property Name	Description	Location	Land	Building	Land	Building	Land (1)	Building (1)
1501 Yamato Road	Office	Boca Raton, FL	8,200	32,800	0	5,053	8,200	37,853	(4,161)	(55,829	) (7)	2009	30
Blair Mill	Office	Willow Grove, PA	2,280	9,120	0	233	2,280	9,353	(963)	(11,246	) (2)	2010	30
Pine Tree	Office	Cherry Hill, NJ	1,980	7,920	0	1,017	1,980	8,937	(977)	(10,275	) (5)	2010	30
Ventura	Multi-Family	Gainesville, FL	1,913	7,650	0	385	1,913	8,035	(844)	(8,607	) (2)	2010	30
Lexington/Trails at Northpoint	Multi-Family	Jackson, MS	4,522	18,086	0	533	4,522	18,619	(1,825)	(26,084	) (2)	2010	30
Silversmith	Multi-Family	Jacksonville, FL	1,048	4,191	0	403	1,048	4,594	(544)	(9,515	) (2)	2010	30
Tiffany Square	Office	Colorado Springs, CO	2,400	9,600	996	2,456	3,396	12,056	(1,065)	(15,955	) (2)	2010	30
Vista Lago	Multi-Family	Kendall, FL	0	10,500	0	550	0	11,050	(877)	(14,972	) (2)	2010	30
Centrepoint (8)	Multi-Family	Tucson, AZ	5,620	22,480	0	339	5,620	22,819	(1,663)	(17,600	) (9)	2010	40
Regency Manor	Multi-Family	Miami, FL	2,320	9,280	0	386	2,320	9,666	(699)	(11,500	) (2)	2010	30
Four Resource Square	Office	Charlotte, NC	4,060	16,240	0	106	4,060	16,346	(1,067)	(22,538	) (2)	2011	30
Somervale Apartments	Multi-Family	Miami Gardens, FL	5,420	5,420	0	17,037	5,420	22,457	(1,170)	(32,514	) (2)	2011	30
Augusta Apartments	Multi-Family	Las Vegas, NV	6,180	24,720	0	183	6,180	24,903	(1,261)	(35,000	) (2)	2011	30
South Plaza	Retail	Las Vegas, NV	4,480	17,920	0	444	4,480	18,364	(785)	(23,046	) (2)	2011	30
Del Aire	Land	Daytona Beach, FL	1,188	0	0	0	1,188	0	0	(1,455	) (2)	2011	N/A
Cardinal Motel	Land	Daytona Beach, FL	884	0	0	0	884	0	0	(1,083	) (2)	2011	N/A
Treasure Island Resort	Land	Daytona Beach, FL	6,230	0	0	0	6,230	0	0	(11,077	) (2)	2011	N/A
Sunny Shores Resort	Land	Daytona Beach, FL	3,379	0	0	0	3,379	0	0	(4,323	) (2)	2011	N/A
MGS Gift Shop	Land	Daytona Beach, FL	409	0	0	0	409	0	0	(520	) (2)	2011	N/A
Saxony Inn	Land	Daytona Beach, FL	1,653	0	0	0	1,653	0	0	(2,594	) (2)	2011	N/A
Beachcomber Beach Resort	Land	Daytona Beach, FL	10,300	0	0	0	10,300	0	0	(12,649	) (2)	2011	N/A
UBS Tower	Office	Minnesota	3,660	14,640	0	66	3,660	14,706	(292)	(16,672	) (2)	2012	30
May’s Crossing	Retail	Texas	1,820	7,280	0	0	1,820	7,280	(142)	(8,600	) (2)	2012	30
Runaway Bay (8)	Multi-Family	Indiana	3,079	12,318	0	5	3,079	12,323	(53)	(10,237	) (9)	2012	40

			$217,270	$717,526	$1,230	$79,555	$218,500	$797,081	$(97,392)	$(974,722)

(1)	The aggregate cost basis for federal income tax purposes of our investments in real estate approximates the carrying amount at December 31, 2012.
(2)	These encumbrances are held by our consolidated securitizations, RAIT I, RAIT II, Taberna VIII, or Taberna IX.
(3)	Of these encumbrances, $19,201 is held by third parties and $7,125 is held by RAIT I.
(4)	Of these encumbrances, $26,012 is held by third parties and $8,025 is held by RAIT I.
(5)	Of these encumbrances, $8,691 is held by third parties and $1,584 is held by RAIT.
(6)	Of these encumbrances, $13,075 is held by third parties and $14,976 is held by Taberna IX and RAIT II.
(7)	Of these encumbrances, $23,329 is held by third parties and $32,500 is held by RAIT I.
(8)	During 2012 and 2011, these properties were acquired by our subsidiary, Independence Realty Trust, Inc.
(9)	These encumbrances are held entirely by third parties.

RAIT Financial Trust

Schedule III—(Continued)

Real Estate and Accumulated Depreciation

As of December 31, 2012

(Dollars in thousands)

Investments in Real Estate	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Balance, beginning of period	$960,874	$885,796
Additions during period:
Acquisitions	42,797	124,743
Improvements to land and building	11,910	20,682
Deductions during period:
Dispositions of real estate	0	(70,347)
Deconsolidation of real estate	0	0

Balance, end of period:	$1,015,581	$960,874

Accumulated Depreciation	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Balance, beginning of period	$69,372	$46,604
Depreciation expense	28,020	25,925
Dispositions of real estate	0	(3,157)

Balance, end of period:	$97,392	$69,372

RAIT Financial Trust

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2012

(Dollars in thousands)

(1) Summary of Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

Description of mortgages	Number of Loans	Interest Rate			Maturity Date		Principal		Carrying Amount of Mortgages
		Lowest		Highest	Earliest	Latest	Lowest	Highest
Commercial mortgages
Multi-family	10	4.7%		7.8%	12/8/13	1/1/23	$4,000	$29,493	$146,777
Office	26	3.2%		8.0%	3/1/13	1/1/23	828	41,897	303,994
Retail	12	4.5%		11.3%	9/9/13	5/1/22	801	82,345	234,471
Other	2	5.0%		6.0%	7/30/14	5/31/17	2,225	15,500	17,725

Subtotal	50	3.2%		11.3%	3/1/13	1/1/23	801	82,345	702,967
Mezzanine loans
Multi-family	33	2.1%		14.5%	3/1/13	11/25/38	100	12,152	67,899
Office	30	7.2%		12.5%	3/11/14	7/1/22	246	25,014	112,948
Retail	13	0.5	%(b)	14.5%	4/1/13	12/1/22	210	25,860	67,239
Other	7	3.7%		12.5%	3/1/13	8/31/21	548	14,932	23,016

Subtotal	83	0.5%		14.5%	3/1/13	11/25/38	100	25,860	271,102
Preferred equity interests
Multi-family	10	4.0%		16.0%	10/1/14	8/18/25	884	8,917	39,311
Office	2	0.0	%(c)	10.5%	5/1/15	1/11/17	4,360	7,750	12,110
Retail	2	9.9%		12.0%	3/1/14	10/11/16	1,300	5,000	6,300
Other	1	14.0%		14.0%	9/4/21	9/4/21	6,000	6,000	6,000

Subtotal	15	0.0%		16.0%	3/1/14	8/18/25	884	8,917	63,721
Other loans
Multi-family	1	7.2%		7.2%	3/1/13	3/1/13	18,462	18,462	18,462
Office	1	2.8%		2.8%	10/30/16	10/30/16	20,138	20,138	20,108

Subtotal	2	2.8%		7.2%	3/1/13	10/30/16	18,462	20,138	38,570
Total commercial mortgages, mezzanine loans, preferred equity interests and other loans	150	0.0%		16.0%	3/1/13	11/25/38	$100	$82,345	$1,076,360

(a)	The tax basis of the commercial mortgages, mezzanine loans, other loans and preferred equity interests approximates the carrying amount.
(b)	Relates to a $7.8 million commercial real estate loan that was restructured in 2011 to reduce the interest rate from 10.25% to 0.5%.
(c)	Relates to a $4.4 million equity investment where there is no contractual interest; however, we receive returns based on the performance of the underlying real estate property.
(d)	Reconciliation of carrying amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Balance, beginning of period	$997,412	$1,220,673
Additions during period:
Additional advances	356,197	104,131
Accretion of discount	3,192	1,753
Deductions during period:
Collections of principal	(238,015)	(214,049)
Conversion of loans to real estate owned property and charge-offs	(42,426)	(115,096)

Balance, end of period:	$1,076,360	$997,412

RAIT Financial Trust

Schedule IV—(Continued)

Mortgage Loans on Real Estate

As of December 31, 2012

(Dollars in thousands)

(a)	Summary of Commercial Mortgages, Mezzanine Loans, Preferred Equity and Other Loans by Geographic Location:

Location by State	Number of Loans	Interest Rate			Principal		Total Carrying Amount of Mortgages (a)
		Lowest		Highest	Lowest	Highest
Various States	9	0.5	%(a)	12.5%	$963	$82,345	$213,457
Texas	29	3.7%		14.5%	350	25,860	177,726
Pennsylvania	14	5.0%		12.5%	595	29,493	115,955
Florida	11	4.1%		12.0%	801	25,014	89,468
California	12	0.0	%(b)	12.5%	246	12,125	66,208
New York	10	3.2%		12.5%	755	26,959	60,478
Ohio	5	6.5%		12.5%	430	41,897	46,364
Oregon	3	6.3%		7.0%	9,450	23,500	42,450
Colorado	4	6.3%		12.0%	3,000	26,085	39,417
Massachusetts	3	5.2%		12.0%	989	18,500	33,405
North Carolina	2	2.1%		7.0%	4,471	28,617	33,124
Wisconsin	8	7.0%		12.5%	250	13,000	25,262
Maryland	6	6.1%		14.5%	337	11,500	24,864
Tennessee	4	4.0%		14.0%	1,230	7,250	20,639
Illinois	2	6.8%		12.5%	210	13,000	13,210
Arizona	3	5.0%		7.0%	100	8,409	12,509
Alabama	2	5.0%		5.0%	2,603	7,195	9,798
Missouri	1	7.0%		7.0%	8,845	8,845	8,845
Connecticut	1	12.0%		12.0%	554	4,000	8,302
Michigan	2	5.4%		12.0%	1,300	5,865	7,165
Idaho	1	7.5%		7.5%	6,500	6,500	6,500
New Jersey	4	11.0%		12.5%	550	4,000	6,460
Georgia	3	11.0%		12.5%	391	2,166	3,858
Indiana	3	12.0%		12.5%	366	1,570	3,008
Nevada	1	4.6%		4.6%	2,730	2,730	2,730
Minnesota	1	16.0%		16.0%	1,955	1,955	1,955
Mississippi	1	12.5%		12.5%	820	820	820
South Dakota	1	12.5%		12.5%	732	732	732
Delaware	1	12.5%		12.5%	669	669	669
Virginia	1	12.5%		12.5%	400	400	399
Louisiana	1	12.5%		12.5%	340	340	340
Kentucky	1	12.5%		12.5%	243	243	243

	150	0.0%		16.0%	$100	$82,345	$1,076,360

(a)	Relates to a $7.8 million commercial real estate loan that was restructured in 2011 to reduce the interest rate from 10.25% to 0.5%.
(b)	Relates to a $4.4 million equity investment where there is no contractual interest, however, we receive returns based on the operating performance of the underlying real estate property.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report is included as part of Item 8 in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Trustees, Executive Officers and Trust Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of shareholders to be filed on or before April 30, 2013, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Trustee Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of shareholders, and is incorporated herein by reference.

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

March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity With RAIT Financial Trust	Date

By:	/s/ SCOTT F. SCHAEFFER Scott F. Schaeffer	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 18, 2013

By:	/s/ JAMES J. SEBRA James J. Sebra	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2013

By:	/s/ ANDREW BATINOVICH Andrew Batinovich	Trustee	March 18, 2013

By:	/s/ EDWARD S. BROWN Edward S. Brown	Trustee	March 18, 2013

By:	/s/ FRANK A. FARNESI Frank A. Farnesi	Trustee	March 18, 2013

By:	/s/ S. KRISTIN KIM S. Kristin Kim	Trustee	March 18, 2013

By:	/s/ ARTHUR MAKADON Arthur Makadon	Trustee	March 18, 2013

By:	/s/ JON C. SARKISIAN Jon C. Sarkisian	Trustee	March 18, 2013

By:	/s/ ANDREW M. SILBERSTEIN Andrew M. Silberstein	Trustee	March 18, 2013

By:	/s/ MURRAY STEMPEL, III Murray Stempel, III	Trustee	March 18, 2013

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1.1	Amended and Restated Declaration of Trust of RAIT Financial Trust (“RAIT”). (1)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. (2)

3.1.3	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. (3)

3.1.4	Certificate of Correction to the Amended and Restated Declaration of RAIT. (4)

3.1.5	Articles of Amendment to Amended and Restated Declaration of RAIT. (5)

3.1.6	Articles of Amendment to Amended and Restated Declaration of RAIT. (6)

3.1.7	Articles Supplementary (the “Series A Articles Supplementary”) relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) of RAIT. (7)

3.1.8	Certificate of Correction to the Series A Articles Supplementary. (7)

3.1.9	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series B Preferred Shares”) of RAIT. (8)

3.1.10	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series C Preferred Shares”) of RAIT. (9)

3.1.11	Articles Supplementary relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (10)

3.1.12	Certificate of Correction relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (11)

3.1.13	Articles Supplementary (the “Series D Articles Supplementary”) relating to the Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”) of RAIT. (12)

3.1.14	Articles Supplementary relating to the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series E Preferred Shares”) of RAIT. (13)

3.1.15	Amendment dated November 30, 2012 to the Series D Articles Supplementary. (13)

3.2	By-laws of RAIT. (14).

4.1.1	Form of Certificate for Common Shares of Beneficial Interest. (6)

4.1.2	Form of Certificate for the Series A Preferred Shares. (15)

4.1.3	Form of Certificate for the Series B Preferred Shares. (8)

4.1.4	Form of Certificate for the Series C Preferred Shares. (9)

4.1.5	Form of Certificate for Series D Preferred Shares. (16)

4.1.6	Form of Certificate for Series E Preferred Shares. (16)

4.2.1	Indenture dated as of April 18, 2007 among RAIT Financial Trust (“RAIT”), as issuer, RAIT Partnership, L.P. (“RAIT Partnership”), and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (17)

4.2.2	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (17)

4.3.1	Base Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (18)

Exhibit Number	Description of Documents

4.3.2	Supplemental Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (18)

4.4	Indenture dated as of October 5, 2011 between RAIT and Wilmington Trust, National Association, as trustee. (19)

4.5.1	Registration Rights Agreement dated as of October 1, 2012 by and among RAIT and ARS VI Investor I, LLC (“ARS VI”). (12)

4.5.2	Common Share Purchase Warrant No.1 dated October 17, 2012 issued by RAIT to ARS VI. (16)

4.5.3	Common Share Appreciation Right No.1 dated October 17, 2012 issued by RAIT to ARS VI. (16)

4.5.4	Common Share Purchase Warrant No. 2 dated November 15, 2012 issued by RAIT to ARS VI. (20)

4.5.5	Common Share Appreciation Right No. 2 dated November 15, 2012 issued by RAIT to ARS VI. (20)

4.5.6	Common Share Purchase Warrant No. 3 dated December 18, 2012 issued by RAIT to ARS VI. (21)

4.5.7	Common Share Appreciation Right No. 3 dated December 18, 2012 issued by RAIT to ARS VI. (21)

10.1.1	Form of Indemnification Agreement. (1)

10.1.2	Indemnification Agreement dated as of October 17, 2012 by and among RAIT, RAIT General, Inc. RAIT Limited, Inc. and RAIT Partnership, L.P. as the indemnitors, and Andrew M. Silberstein, as the indemnitee. (16)

10.2.1	Second Amended and Restated Employment Agreement dated as of December 11, 2006 between RAIT and Scott F. Schaeffer. (5)

10.2.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Scott F. Schaeffer. (22)

10.2.3	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Scott F. Schaeffer. (23)

10.2.4	Third Amended and Restated Employment Agreement dated as of August 4, 2011 between RAIT and Scott F. Schaeffer. (24)

10.3.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Jack E. Salmon and, as to Section 7.14 thereof, Taberna. (25)

10.3.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Jack E. Salmon. (22)

10.3.3	Employment Agreement dated as of October 31, 2012 between RAIT and Jack E. Salmon. (26)

10.3.4	Separation Agreement between Jack E. Salmon and RAIT with an execution date of February 1, 2013. (27)

10.4.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Plamen Mitrikov and, as to Section 7.14 thereof, Taberna. (25)

10.4.2	Letter Agreement dated as of August 7, 2008 by and between RAIT and Plamen M. Mitrikov. (28)

10.4.3	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Plamen Mitrikov. (22)

10.4.4	Separation Agreement dated as of July 15, 2011 between RAIT and Plamen Mitrikov. (24)

10.5.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Raphael Licht and, as to Section 7.14 thereof, Taberna. (25)

Exhibit Number	Description of Documents

10.5.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Raphael Licht. (29)

10.5.3	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Raphael Licht. (23)

10.6.1	Employment Agreement dated as of May 22, 2007, by and between RAIT and James J. Sebra. (30)

10.6.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and James J. Sebra. (29)

10.6.3	Employment Agreement dated as of August 2, 2012 between RAIT and James J. Sebra. (11)

10.7.1	Employment Agreement dated as of February 5, 2008 by and between RAIT and Ken R. Frappier. (31)

10.7.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Ken R. Frappier. (29)

10.7.3	First Amended and Restated Employment Agreement dated as of August 4, 2011 between RAIT and Ken R. Frappier. (24)

10.7.4	August, 2012 Amendment dated as of August 2, 2012 to First Amended and Restated Employment Agreement between RAIT and Ken R. Frappier. (11)

10.8.1	RAIT Phantom Share Plan (As Amended and Restated, Effective July 20, 2004) (the “PSP”). (32)

10.8.2	RAIT Financial Trust 2008 Incentive Award Plan, as Amended and Restated May 20, 2008 (33)

10.8.3	RAIT Financial Trust 2012 Incentive Award Plan, as Amended and Restated May 22, 2012, (the “IAP”). (10)

10.8.4	Form of Letter Agreement between RAIT and each of its Non-Management Trustees dated as of January 24, 2012. (34)

10.8.5	IAP Form of Share Appreciation Rights Award Agreement adopted January 24, 2012. (34)

10.8.6	IAP Form of Share Appreciation Rights Award Agreement adopted January 29, 2013. (27)

10.8.7	IAP Form of Share Award Grant Agreement for participants other than non-management trustees adopted January 29, 2013. (27)

10.8.8	IAP Form of Share Award Grant Agreement for non- management trustees adopted January 29, 2013.*

10.9	Consulting Agreement dated as of December 15, 2011 by and between Daniel Promislo and RAIT. (35)

10.10.1	Assignment of Lease dated December 11, 2006 between RAIT and Taberna Capital Management, LLC. (36)

10.10.2	Amendment No. 2 to lease dated as of November 1, 2005 between 450 Park LLC and Taberna. (36)

10.10.3	Sublease Agreement dated as of April 1, 2006 between Cohen Brothers, LLC and Taberna Capital Management, LLC. (36)

10.11	Notation of Guarantee by RAIT Partnership, L.P. and RAIT Asset Holdings, LLC as guarantors. (17)

10.12.1	Exchange Agreement dated as of October 5, 2011 by and among RAIT and Taberna Preferred Funding VIII, Ltd. (37)

10.12.2	6.75% Senior Secured Note No. 1 due 2017 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. (37)

Exhibit Number	Description of Documents

10.12.3	6.85% Senior Secured Note No. 2 due 2017 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. (37)

10.12.4	7.15% Senior Secured Note No. 3 due 2018 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. (37)

10.12.5	7.25% Senior Secured Note No. 4 due 2019 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. (37)

10.13.1	Master Repurchase Agreement dated as of October 27, 2011, by and among RAIT CMBS Conduit I, LLC and Citibank, N.A. (37)

10.13.2	Guaranty dated October 27, 2011 by RAIT, as guarantor, for the benefit of Citibank, N.A. (37)

10.14.1	Master Repurchase Agreement, dated as of November 23, 2011, among RAIT CMBS Conduit II, LLC and Barclays Bank PLC. (38)

10.14.2	Guaranty Agreement, dated as of November 23, 2011, of RAIT in favor of Barclays Bank PLC. (38)

10.14.3	Notice dated November 28, 2012 from RAIT CMBS Conduit II, LLC to Barclays Bank PLC. (13)

10.15.1	Master Repurchase Agreement, dated as of December 14, 2012 among RAIT CRE Conduit I, LLC, as seller, RAIT Financial Trust, as guarantor, and Column Financial, Inc., as buyer. (21)

10.15.2	Guaranty Agreement, dated as of December 14, 2012, of RAIT Financial Trust in favor of Column Financial, Inc. (21)

10.16	Securities Purchase Agreement dated as of October 1, 2012 by and among RAIT, RAIT Partnership, L.P., Taberna Realty Finance Trust, RAIT Asset Holdings IV, LLC and ARS VI. (12)

12.1	Statements regarding computation of ratios as of December 31, 2012.*

21.1	List of Subsidiaries.*

23.1	Consent of Grant Thornton LLP.*

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT.*

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT.*

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT.*

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT.*

99.1	Material U.S. Federal Income Tax Considerations.*

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Annual Report on Form 10-K for the period ended December 31, 2012 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three years ended December 31, 2012; (ii) Consolidated Balance Sheets as of December 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2012; (iv) Consolidated Statements of Cash Flows for three years ended December 31, 2012; and (v) Notes to Consolidated Financial Statements. The information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.*

*	Filed herewith
(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).

(4)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July, 1 2011 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 25, 2012 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2012 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 4, 2012 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(16)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).
(17)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(18)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).
(19)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No. 1-14760).
(20)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2012 (File No.1-14760).
(21)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2012 (File No.1-14760).
(22)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 19, 2008 (File No. 1-14760).
(23)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 23, 2009 (File No. 1-14760).
(24)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2011 (File No. 1-14760).
(25)	Incorporated by reference to RAIT’s Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on June 13, 2006 (File No. 1-14760).
(26)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2012 (File No. 1-14760).
(27)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 1, 2013. (File No. 1-14760).
(28)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 13, 2008 (File No. 1-14760).
(29)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-14760).
(30)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 24, 2007 (File No. 1-14760).
(31)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 11, 2008 (File No. 1-14760).
(32)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2004 (File No. 1-14760).
(33)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 27, 2008 (File No. 1-14760).
(34)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 26, 2012 (File No.1-14760).
(35)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2011.
(36)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-14760).
(37)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).
(38)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 25, 2011 (File No.1-14760).