Form 10-Q
period 2013-03-31
RAIT Financial Trust
filed 2013-05-07
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

A total of 69,960,454 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of May 3, 2013.

RAIT FINANCIAL TRUST

1

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of March 31, 2013	As of December 31, 2012
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,124,044	$1,075,129
Allowance for losses	(26,206)	(30,400)

Total investments in mortgages and loans	1,097,838	1,044,729
Investments in real estate, net of accumulated depreciation of $104,828 and $97,392, respectively	914,919	918,189
Investments in securities and security-related receivables, at fair value	670,245	655,509
Cash and cash equivalents	63,854	100,041
Restricted cash	88,397	90,641
Accrued interest receivable	49,558	47,335
Other assets	48,184	45,459
Deferred financing costs, net of accumulated amortization of $15,926 and $15,811, respectively	18,834	19,734
Intangible assets, net of accumulated amortization of $2,745 and $2,976, respectively	1,784	2,343

Total assets	$2,953,613	$2,923,980

Liabilities and Equity
Indebtedness ($293,623 and $216,703 at fair value, respectively)	$1,888,850	$1,799,595
Accrued interest payable	27,051	24,129
Accounts payable and accrued expenses	22,056	22,990
Derivative liabilities	141,518	151,438
Deferred taxes, borrowers’ escrows and other liabilities	53,831	35,704

Total liabilities	2,133,306	2,033,856
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 2,600,000 shares issued and outstanding	51,369	52,278
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,760,000 shares authorized, 3,749,288 and 3,124,288 shares issued and outstanding	37	31
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,288,465 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,100 shares issued and outstanding	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	0	0
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 60,758,957 and 58,913,142 issued and outstanding, including 383,384 unvested restricted common share awards at March 31, 2013	1,823	1,760
Additional paid in capital	1,859,449	1,837,389
Accumulated other comprehensive income (loss)	(87,419)	(95,173)
Retained earnings (deficit)	(1,008,952)	(910,086)

Total shareholders’ equity	764,978	833,961
Noncontrolling interests	3,960	3,885

Total equity	768,938	837,846

Total liabilities and equity	$2,953,613	$2,923,980

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended March 31
	2013	2012
Revenue:
Investment interest income	$31,280	$27,956
Investment interest expense	(7,483)	(8,449)

Net interest margin	23,797	19,507
Rental income	27,169	24,831
Fee and other income	7,285	1,458

Total revenue	58,251	45,796
Expenses:
Interest expense	9,666	10,899
Real estate operating expense	14,410	13,797
Compensation expense	6,947	5,738
General and administrative expense	3,776	3,825
Provision for losses	500	500
Depreciation and amortization expense	8,570	7,663

Total expenses	43,869	42,422

Operating Income	14,382	3,374
Interest and other income (expense)	76	33
Gains (losses) on sale of assets	(3)	11
Gains (losses) on extinguishment of debt	0	1,574
Change in fair value of financial instruments	(99,757)	(108,923)

Income (loss) before taxes and discontinued operations	(85,302)	(103,931)
Income tax benefit (provision)	(39)	267

Income (loss) from continuing operations	(85,341)	(103,664)
Income (loss) from discontinued operations	0	0

Net income (loss)	(85,341)	(103,664)
(Income) loss allocated to preferred shares	(5,218)	(3,410)
(Income) loss allocated to noncontrolling interests	27	55

Net income (loss) allocable to common shares	$(90,532)	$(107,019)

Earnings (loss) per share—Basic:
Continuing operations	$(1.50)	$(2.42)
Discontinued operations	0.00	0.00

Total earnings (loss) per share—Basic	$(1.50)	$(2.42)

Weighted-average shares outstanding—Basic	60,363,153	44,150,924

Earnings (loss) per share—Diluted:
Continuing operations	$(1.50)	$(2.42)
Discontinued operations	0.00	0.00

Total earnings (loss) per share—Diluted	$(1.50)	$(2.42)

Weighted-average shares outstanding—Diluted	60,363,153	44,150,924

Distributions declared per common share	$0.12	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2013	2012
Net income (loss)	$(85,341)	$(103,664)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(532)	(2,950)
Realized (gains) losses on interest rate hedges reclassified to earnings	8,286	8,910
Change in fair value of available-for-sale securities	0	50

Total other comprehensive income (loss)	7,754	6,010

Comprehensive income (loss) before allocation to noncontrolling interests	(77,587)	(97,654)
Allocation to noncontrolling interests	27	55

Comprehensive income (loss)	$(77,560)	$(97,599)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2013	2012
Operating activities:
Net income (loss)	$(85,341)	$(103,664)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	500	500
Share-based compensation expense	723	557
Depreciation and amortization	8,570	7,663
Amortization of deferred financing costs and debt discounts	1,575	1,746
Accretion of discounts on investments	(3,037)	(394)
(Gains) losses on assets	3	(11)
(Gains) losses on extinguishment of debt	0	(1,574)
Change in fair value of financial instruments	99,757	108,923
Changes in assets and liabilities:
Accrued interest receivable	(2,845)	(1,761)
Other assets	(3,065)	(2,957)
Accrued interest payable	(4,242)	(7,877)
Accounts payable and accrued expenses	(2,152)	(2,708)
Deferred taxes, borrowers’ escrows and other liabilities	(840)	615

Cash flow from operating activities	9,606	(942)
Investing activities:
Proceeds from sales of other securities	377	1
Purchase and origination of loans for investment	(97,062)	(72,215)
Principal repayments on loans	5,610	29,460
Sales of conduit loans	41,428
Investments in real estate	(4,658)	(3,009)
(Increase) Decrease in restricted cash	5,122	125,797

Cash flow from investing activities	(49,183)	80,034
Financing activities:
Repayments on secured credit facility and loans payable on real estate	(7,502)	(806)
Repayments and repurchase of CDO notes payable	(7,872)	(93,164)
Proceeds from repurchase agreements	5,310	3,471
Repayments of repurchase agreements	(2,060)	0
Issuance (acquisition) of noncontrolling interests	102	0
Payments for deferred costs	57	(257)
Preferred share issuance, net of costs incurred	14,509	101
Common share issuance, net of costs incurred	6,864	41,601
Distributions paid to preferred shareholders	0	(3,414)
Distributions paid to common shareholders	(6,018)	(2,503)

Cash flow from financing activities	3,390	(54,971)

Net change in cash and cash equivalents	(36,187)	24,121
Cash and cash equivalents at the beginning of the period	100,041	29,720

Cash and cash equivalents at the end of the period	$63,854	$53,841

Supplemental cash flow information:
Cash paid for interest	$6,031	$4,808
Cash paid (refunds received) for taxes	132	45
Non-cash decrease in indebtedness from conversion to shares or debt extinguishments	0	(1,574)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2013

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 1: THE COMPANY

RAIT Financial Trust is a multi-strategy commercial real estate company. Our vertically integrated platform originates commercial real estate loans, acquires commercial real estate properties and invests in, manages, services and advises on commercial real estate-related assets. We offer a comprehensive set of debt financing options to the commercial real estate industry along with asset and property management services. We also own and manage a portfolio of commercial real estate properties and manage real estate-related assets for third parties. We are positioning RAIT for future growth in the area of its historical core competency, commercial real estate lending and direct ownership of real estate, while diversifying the revenue generated from our commercial real estate loans and properties and reducing or removing other non-core assets and activities. References to “RAIT”, “we”, “us”, and “our” refer to RAIT Financial Trust and its subsidiaries, unless the context otherwise requires. RAIT is a self-managed and self-advised Maryland real estate investment trust, or REIT.

We finance a substantial portion of our investments through borrowing and securitization strategies seeking to match the maturities and terms of our financings with the maturities and terms of those investments, and to mitigate interest rate risk through derivative instruments.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2012 included in our Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

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

2)	Rental income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multi-family real estate properties, rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, rental income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

3)	Fee and other income— We generate fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, (c) providing property management services to third parties, (d) funding conduit loans for sale into unaffiliated commercial mortgage-backed securities, or CMBS, securitizations. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the three-month periods ended March 31, 2013 and 2012, we received $1,216 and $1,285, respectively, of earned asset management fees, of which we eliminated $882 and $969, respectively, of management fee income associated with consolidated securitizations.

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

Fair value assets and liabilities that are generally included in this category are unsecured REIT note receivables, CMBS receivables and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

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

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of March 31, 2013:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$779,441	$(23,617)	$755,824	58	6.4%	May 2013 to Apr. 2023
Mezzanine loans	274,324	(4,192)	270,132	82	9.3%	May 2013 to Nov. 2038
Preferred equity interests	64,753	(1,009)	63,744	15	9.7%	Mar. 2014 to Aug. 2025

Total CRE Loans	1,118,518	(28,818)	1,089,700	155	7.3%
Other loans	35,020	(63)	34,957	2	4.6%	May 2013 to Oct. 2016

Total Loans	$1,153,538	$(28,881)	$1,124,657	157	7.2%

Deferred fees	(613)	0	(613)

Total investments in loans	$1,152,925	$(28,881)	$1,124,044

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2012:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$728,774	$(25,807)	$702,967	50	6.4%	Mar. 2013 to Jan. 2023
Mezzanine loans	275,457	(4,355)	271,102	83	9.3%	Mar. 2013 to Nov. 2038
Preferred equity interests	64,752	(1,031)	63,721	15	9.7%	Mar. 2014 to Aug. 2025

Total CRE Loans	1,068,983	(31,193)	1,037,790	148	7.4%
Other loans	38,600	(30)	38,570	2	4.9%	Mar. 2013 to Oct. 2016

Total Loans	1,107,583	(31,223)	1,076,360	150	7.3%

Deferred fees	(1,231)	0	(1,231)

Total investments in loans	$1,106,352	$(31,223)	$1,075,129

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

During the three-month periods ended March 31, 2013 and 2012, we did not convert any commercial real estate loans to real estate owned property.

The following table summarizes the delinquency statistics of our commercial real estate loans as of March 31, 2013 and December 31, 2012:

Delinquency Status	As of March 31, 2013	As of December 31, 2012
30 to 59 days	$0	$1,974
60 to 89 days	0	5,211
90 days or more	39,703	37,130
In foreclosure or bankruptcy proceedings	9,420	9,420

Total	$49,123	$53,735

As of March 31, 2013 and December 31, 2012, approximately $68,257 and $69,080, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 8.4%. As of March 31, 2013 and December 31, 2012, 1 Other loan with a carrying amount of approximately $14,882 and $18,462, respectively, was on non-accrual status and had a weighted-average interest rate of 7.2%.

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans, and other loans for the three-month periods ended March 31, 2013 and 2012:

	For the Three-Month Period Ended March 31, 2013	For the Three-Month Period Ended March 31, 2012
Beginning balance	$30,400	$46,082
Provision	500	500
Charge-offs, net of recoveries	(4,694)	(6,867)

Ending balance	$26,206	$39,715

As of March 31, 2013 and December 31, 2012, we identified 15 and 14, respectively, commercial mortgages, mezzanine loans and other loans with unpaid principal balances of $46,677 and $47,394, respectively, as impaired.

The average unpaid principal balance of total impaired loans was $47,036 and $84,694 during the three-month periods ended March 31, 2013 and 2012. We recorded interest income from impaired loans of $19 and $63 for the three-month periods ended March 31, 2013 and 2012.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring (TDR) under FASB ASC Topic 310, “Receivables”. During the three-month period ended March 31, 2013, we have determined that there were no modifications to any commercial real estate loans that constituted a TDR. As of March 31, 2013, there were no TDRs that subsequently defaulted.

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of March 31, 2013:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS	$637,376	$(139,089)	$498,287	3.8%	20.6
Other securities	11,877	(11,877)	0	4.8%	39.6

Total trading securities	649,253	(150,966)	498,287	3.9%	21.0
Available-for-sale securities	3,600	(3,598)	2	2.1%	29.6
Security-related receivables
TruPS receivables	111,025	(19,803)	91,222	6.5%	8.8
Unsecured REIT note receivables	30,000	3,487	33,487	6.7%	3.9
CMBS receivables (2)	83,342	(38,490)	44,852	5.6%	31.6
Other securities	36,739	(34,344)	2,395	2.6%	37.2

Total security-related receivables	261,106	(89,150)	171,956	5.7%	19.2

Total investments in securities	$913,959	$(243,714)	$670,245	4.3%	20.7

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $8,287 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $26,972 that are rated “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $9,057 that are rated “CCC” by Standard & Poor’s and securities with a fair value totaling $536 that are rated “D” by Standard & Poor’s.

All of our gross unrealized losses are greater than 12 months.

The following table summarizes our investments in securities as of December 31, 2012:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS and subordinated debentures	$637,376	$(152,173)	$485,203	4.2%	20.9
Other securities	11,584	(11,584)	0	4.8%	39.9

Total trading securities	648,960	(163,757)	485,203	4.2%	21.2
Available-for-sale securities	3,600	(3,598)	2	2.1%	29.9
Security-related receivables
TruPS and subordinated debenture receivables	111,025	(19,877)	91,148	6.5%	9.1
Unsecured REIT note receivables	30,000	2,769	32,769	6.7%	4.1
CMBS receivables (2)	83,342	(39,532)	43,810	5.6%	32.2
Other securities	38,508	(35,931)	2,577	2.8%	37.4

Total security-related receivables	262,875	(92,571)	170,304	5.7%	20.0

Total investments in securities	$915,435	$(259,926)	$655,509	4.6%	21.0

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $8,398 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $26,013 that are rated between “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $8,782 that are rated “CCC” by Standard & Poor’s, and securities with a fair value totaling $617 that are rated “D” by Standard & Poor’s.

All of our gross unrealized losses are greater than 12 months.

TruPS included above as trading securities include (a) investments in TruPS issued by VIEs of which we are not the primary beneficiary and which we do not consolidate and (b) transfers of investments in TruPS securities to us that were accounted for as a sale pursuant to FASB ASC Topic 860, “Transfers and Servicing.”

The following table summarizes the non-accrual status of our investments in securities:

	As of March 31, 2013			As of December 31, 2012
	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$83,557	1.9%	$5,678	$83,557	1.9%	$5,678
Other securities	40,231	3.1%	2	35,159	3.2%	2
CMBS receivables	28,986	5.9%	557	35,208	5.9%	642

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of March 31, 2013 and December 31, 2012, investment in securities of $748,401 in principal amount of TruPS and subordinated debentures, and $98,599 and $101,021, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	As of March 31, 2013		As of December 31, 2012
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family real estate properties	$615,059	34	$613,888	34
Office real estate properties	273,570	11	271,847	11
Retail real estate properties	83,018	4	82,081	4
Parcels of land	48,100	10	47,765	10

Subtotal	1,019,747	59	1,015,581	59
Less: Accumulated depreciation and amortization	(104,828)		(97,392)

Investments in real estate	$914,919		$918,189

As of March 31, 2013, our investments in real estate of $914,919 are financed through $144,333 of mortgages held by third parties and $833,679 of mortgages held by our consolidated commercial real estate securitizations: RAIT CRE CDO I, Ltd., or RAIT I, and RAIT Preferred Funding II, Ltd., or RAIT II. As of December 31, 2012, our investments in real estate of $918,189 are financed through $144,645 of mortgages held by third parties and $830,077 of mortgages held by RAIT I and RAIT II. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by RAIT I and RAIT II. All intercompany balances and interest charges are eliminated in consolidation.

During the three-month period ended March 31, 2013, we did not acquire or dispose of any real estate properties.

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of March 31, 2013:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$110,035	7.0%	Apr. 2031
Secured credit facility	7,608	7,608	3.1%	Dec. 2016
Junior subordinated notes, at fair value (2)	18,671	11,268	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.8%	Apr. 2037
CMBS facilities	3,250	3,250	2.8%	Oct. 2013 to Nov. 2013
Commercial mortgage facility	12,675	12,675	2.3%	Dec. 2013

Total recourse indebtedness (3)	182,304	169,936	5.2%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,293,796	1,292,202	0.6%	2045 to 2046
CDO notes payable, at fair value (2)(4)(6)	979,780	282,355	1.0%	2037 to 2038
Loans payable on real estate	144,357	144,357	5.4%	Sep. 2015 to Nov. 2022

Total non-recourse indebtedness	2,417,933	1,718,914	1.0%

Total indebtedness	$2,600,237	$1,888,850	1.3%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $92,000 with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1,760,210 principal amount of commercial mortgages, mezzanine loans, other loans, and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1,108,506 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of March 31, 2013 was $859,438. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2012:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$109,631	7.0%	Apr. 2031
Secured credit facility	8,090	8,090	3.0%	Dec. 2016
Junior subordinated notes, at fair value (2)	38,052	29,655	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.8%	Apr. 2037

Total recourse indebtedness (3)	186,242	172,476	5.9%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,297,069	1,295,400	0.6%	2045 to 2046
CDO notes payable, at fair value (2)(4)(6)	984,380	187,048	1.0%	2037 to 2038
Loans payable on real estate	144,671	144,671	5.4%	Sept. 2015 to May 2021

Total non-recourse indebtedness	2,426,120	1,627,119	1.1%

Total indebtedness	$2,612,362	$1,799,595	1.4%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $94,000 with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1,757,789 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1,118,346 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2012 was $849,919. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the three-month period ended March 31, 2013 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 140.1311 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $7.14 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

Secured credit facility. As of March 31, 2013, we have $7,608 outstanding under our secured credit facility, which is payable in December 2016 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

Junior subordinated notes, at fair value. During the three-month period ended March 31, 2013, we prepaid the $19,381 junior subordinated note. After reflecting the prepayment, only the second $18,671 junior subordinated note remains outstanding.

CMBS facilities. We maintain CMBS facilities with two investment banks with total borrowing capacity of $250,000. The CMBS facilities are repurchase agreements that provide for margin calls in the event the conduit loans financed by the facilities change in value. As of March 31, 2013 we had $3,250 of outstanding borrowings under the CMBS facilities. As of March 31, 2013, $246,750 in aggregate principal amount remained available under the CMBS facilities.

Commercial mortgage facility. We maintain a commercial mortgage facility with an investment bank with total borrowing capacity of $150,000. The commercial mortgage facility is a repurchase agreement that provides for margin calls in the event the commercial mortgages financed by the facility change in value. As of March 31, 2013 we had $12,675 of outstanding borrowings under the commercial mortgage facility. As of March 31, 2013, $137,325 in aggregate principal amount remained available under the commercial mortgage facility.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of March 31, 2013.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the three-month period ended March 31, 2013, $4,600 of restricted cash, including cash flow that was re-directed from our retained interests in these CDOs, was used to repay the most senior holders of our CDO notes payable.

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of March 31, 2013, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013		As of December 31, 2012
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$1,123,895	$(141,391)	$1,110,720	$(151,358)
Interest rate caps	36,000	1,031	36,000	1,053

Net fair value	$1,159,895	$(140,360)	$1,146,720	$(150,305)

During the period April 1, 2013 through December 31, 2013, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $43,850 and a weighted average strike rate of 5.25% as of March 31, 2013, will terminate in accordance with their terms.

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $8,286 and $8,910 to earnings for the three-month periods ended March 31, 2013 and 2012.

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. As of March 31, 2013, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $561,151 and had a liability balance with a fair value of $76,112. See Note 8: “Fair Value of Financial Instruments” for the changes in value of these hedges during the three-month periods ended March 31, 2013 and 2012. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

Amounts reclassified to earnings associated with effective cash flow hedges are reported in interest expense and the fair value of these hedge agreements is included in other assets or derivative liabilities.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgages and loans, investments in securities, CDO notes payable, convertible senior notes, junior subordinated notes and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, secured credit facility, CMBS facilities, commercial mortgage facility and loans payable on real estate approximates cost due to the nature of these instruments.

The following table summarizes the carrying amount and the fair value of our financial instruments as of March 31, 2013:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,124,044	$1,103,791
Investments in securities and security-related receivables	670,245	670,245
Cash and cash equivalents	63,854	63,854
Restricted cash	88,397	88,397
Derivative assets	1,158	1,158
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	110,035	148,580
Secured credit facility	7,608	7,608
Junior subordinated notes, at fair value	11,268	11,268
Junior subordinated notes, at amortized cost	25,100	13,570
CMBS facilities	3,250	3,250
Commercial mortgage facility	12,675	12,675
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,292,202	720,138
CDO notes payable, at fair value	282,355	282,355
Loans payable on real estate	144,357	157,431
Derivative liabilities	141,518	141,518

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2012:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,075,129	$1,063,716
Investments in securities and security-related receivables	655,509	655,509
Cash and cash equivalents	100,041	100,041
Restricted cash	90,641	90,641
Derivative assets	1,132	1,132
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	109,631	115,230
Secured credit facility	8,090	8,090
Junior subordinated notes, at fair value	29,655	29,655
Junior subordinated notes, at amortized cost	25,100	12,700
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,295,400	722,371
CDO notes payable, at fair value	187,048	187,048
Loans payable on real estate	144,671	156,510
Derivative liabilities	151,438	151,438

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of March 31, 2013
Trading securities
TruPS	$0	$0	$498,287	$498,287
Other securities	0	0	0	0
Available-for-sale securities	0	2	0	2
Security-related receivables
TruPS receivables	0	0	91,222	91,222
Unsecured REIT note receivables	0	33,487	0	33,487
CMBS receivables	0	44,852	0	44,852
Other securities	0	2,395	0	2,395
Derivative assets	0	1,158	0	1,158

Total assets	$0	$81,894	$589,509	$671,403

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of March 31, 2013
Junior subordinated notes, at fair value	$0	$0	$11,268	$11,268
CDO notes payable, at fair value	0	0	282,355	282,355
Derivative liabilities	0	65,405	76,113	141,518

Total liabilities	$0	$65,405	$369,736	$435,141

(a)	During the three-month period ended March 31, 2013, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

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

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, duration, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Generally, an increase in the yields, credit spreads or estimated duration will decrease the fair value of our financial instruments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value, as determined by management, may fluctuate from period to period and any ultimate liquidation or sale of the investment may result in proceeds that may be significantly different than fair value. The weighted average effective dollar price of our TruPS and TruPS receivables as of March 31, 2013 and December 31, 2012 is 79 and 77.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three-month period ended March 31, 2013:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2012	$485,203	$91,148	$576,351
Change in fair value of financial instruments	13,084	74	13,158
Purchases	0	0	0
Sales	0	0	0

Balance, as of March 31, 2013	$498,287	$91,222	$589,509

Liabilities	Derivative Liabilities	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2012	$79,462	$187,048	$29,655	$296,165
Change in fair value of financial instruments	(3,349)	99,907	994	97,552
Purchases	0	0	0	0
Sales	0	0	0	0
Principal repayments	0	(4,600)	(19,381)	(23,981)

Balance, as of March 31, 2013	$76,113	$282,355	$11,268	$369,736

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

The following tables summarize the valuation technique and the level of the fair value hierarchy for financial instruments that are not fair valued in the accompanying consolidated balance sheets but for which fair value is required to be disclosed. The fair value of cash and cash equivalents, restricted cash, secured credit facility, CMBS facilities and commercial mortgage facility approximates cost due to the nature of these instruments and are not included in the tables below.

	Carrying Amount as of March 31, 2013	Estimated Fair Value as of March 31, 2013	Valuation Technique	Fair Value Measurement
				Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,124,044	$1,103,791	Discounted cash flows	$0	$0	$1,103,791
7.0% convertible senior notes	110,035	148,580	Trading price	148,580	0	0
Junior subordinated notes, at amortized cost	25,100	13,570	Discounted cash flows	0	0	13,570
CDO notes payable, at amortized cost	1,292,202	720,138	Discounted cash flows	0	0	720,138
Loans payable on real estate	144,357	157,431	Discounted cash flows	0	0	157,431

				Fair Value Measurement
	Carrying Amount as of December 31, 2012	Estimated Fair Value as of December 31, 2012	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,075,129	$1,063,716	Discounted cash flows	$0	$0	$1,063,716
7.0% convertible senior notes	109,631	115,230	Trading price	115,230	0	0
Junior subordinated notes, at amortized cost	25,100	12,700	Discounted cash flows	0	0	12,700
CDO notes payable, at amortized cost	1,295,400	722,371	Discounted cash flows	0	0	722,371
Loans payable on real estate	144,671	156,510	Discounted cash flows	0	0	156,510

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three-Month Periods Ended March 31
Description	2013	2012
Change in fair value of trading securities and security-related receivables	$15,113	$6,132
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(109,874)	(108,304)
Change in fair value of derivatives	(4,996)	(6,751)

Change in fair value of financial instruments	$(99,757)	$(108,923)

The changes in the fair value for the investment in securities, CDO notes payable, and other liabilities for which the fair value option was elected for the three-month periods ended March 31, 2013 and 2012 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was due to repayments at par because of OC failures when the CDO notes have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the three-month periods ended March 31, 2013 and 2012 was mainly due to changes in interest rates.

NOTE 9: VARIABLE INTEREST ENTITIES

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date. As of March 31, 2013 and December 31, 2012, our consolidated VIEs were: Taberna Preferred Funding VIII, Ltd., or Taberna VIII, Taberna Preferred Funding IX, Ltd, or Taberna IX, RAIT I, RAIT II, Willow Grove and Cherry Hill.

	As of March 31, 2013	As of December 31, 2012
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,918,046	$1,917,925
Allowance for losses	(18,538)	(17,125)

Total investments in mortgages and loans	1,899,508	1,900,800
Investments in real estate, net of accumulated depreciation of $2,138 and $1,941, respectively	20,444	20,609
Investments in securities and security-related receivables, at fair value	669,495	654,795
Cash and cash equivalents	231	276
Restricted cash	48,667	50,203
Accrued interest receivable	68,801	67,271
Deferred financing costs, net of accumulated amortization of $14,317 and $13,633, respectively	12,057	12,741

Total assets	$2,719,203	$2,706,695

Liabilities and Equity
Indebtedness (including $282,355 and $187,048 at fair value, respectively)	$1,818,456	$1,724,356
Accrued interest payable	63,306	59,914
Accounts payable and accrued expenses	3,236	3,335
Derivative liabilities	141,361	151,438
Deferred taxes, borrowers’ escrows and other liabilities	5,312	4,877

Total liabilities	2,031,671	1,943,920
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(83,200)	(90,954)
RAIT Investment	294,861	295,641
Retained earnings	475,871	558,088

Total shareholders’ equity	687,532	762,775

Total liabilities and equity	$2,719,203	$2,706,695

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

The warrants and investor SARs had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.90.

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $19,898, as of March 31, 2013. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

During the period from the effective date of the purchase agreement through March 31, 2013, we sold the following securities to the investor for an aggregate purchase price of $65,000: (i) 2,600,000 Series D Preferred Shares, (ii) warrants exercisable for 6,455,150 common shares (which have subsequently adjusted to 6,560,331 shares as of the date of filing this report); and (iii) investor SARs exercisable with respect to 4,378,183.55 common shares (which have subsequently adjusted to 4,449,521.89 shares as of the date of filing this report). As of March 31, 2013, the following securities remain issuable to the investor for an aggregate purchase price of $35,000: (i) 1,400,000 Series D Preferred Shares, (ii) warrants exercisable for 3,475,850 common shares (which have subsequently adjusted to 3,532,486 shares as of the date of filing this report), and (iii) investor SARs exercisable for 2,357,483.45 common shares (which have subsequently adjusted to 2,395,896.40 shares as of the date of filing this report). The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through March 31, 2013:

Aggregate purchase price		$65,000
Initial value of warrants and investor SARs issued to-date	(9,222)
Costs incurred	(4,952)

Total discount		(14,174)
Discount amortization to-date		543

Carrying amount of Series D Preferred Shares		$51,369

NOTE 11: EQUITY

Preferred Shares

Dividends:

On January 29, 2013, our board of trustees declared a first quarter 2013 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares, and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on April 1, 2013 to holders of record on March 1, 2013 and totaled $4,840.

At Market Issuance Sales Agreement (ATM):

On May 21, 2012, we entered into an At Market Issuance Sales Agreement, or Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to 2,000,000 Series A Preferred Shares, up to 2,000,000 Series B Preferred Shares, and up to 2,000,000 Series C Preferred Shares. Unless the Preferred ATM agreement is earlier terminated by MLV or us, the Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the Preferred ATM agreement. During the three-month period ended March 31, 2013, pursuant to the Preferred ATM agreement we issued a total of 625,000 Series A Preferred Shares at a weighted-average price of $24.00 per share and we received $14,550 of net proceeds. We did not issue any Series B Preferred Shares or Series C Preferred Shares during the three-month period ended March 31, 2013. As of March 31, 2013, 1,010,712, 1,969,835, and 1,959,900 of Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the Preferred ATM agreement.

Common Shares

Dividends:

On March 15, 2013, the board of trustees declared a $0.12 dividend on our common shares to holders of record as of April 3, 2013. The dividend was paid on April 30, 2013 and totaled $8,334.

Equity Compensation:

During the three-month period ended March 31, 2013, 54,728 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

On January 29, 2013, the compensation committee awarded 43,536 restricted common share awards, valued at $300 using our closing stock price of $6.89, to six of the board’s non-management trustees. One quarter of these awards vested immediately and the remainder vest over a nine-month period. On January 29, 2013, the compensation committee awarded 372,500 restricted common share awards, valued at $2,577 using our closing stock price of $6.89, to our executive officers and non-executive officer employees. These awards generally vest over three-year periods.

On January 29, 2013, the compensation committee awarded 1,127,500 stock appreciation rights, or SARs, valued at $1,332 based on a Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 29, 2018, the expiration date of the SARs.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the three-month period ended March 31, 2013, we issued a total of 1,158 common shares pursuant to the DRSPP at a weighted-average price of $6.89 per share and we received $8 of net proceeds. As of March 31, 2013, 7,782,322 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the three-month period ended March 31, 2013, there were no common shares issued pursuant to this arrangement. As of March 31, 2013, 10,000,000 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Common Share Public Offering:

In January 2013 in connection with an underwritten public offering in the fourth quarter of 2012, the underwriters exercised their overallotment option to purchase 1,350,000 additional common shares and we received $7,358 of proceeds.

In April 2013, we issued 9,200,000 common shares in an underwritten public offering. The public offering price was $7.87 per share and we received $70,196 of proceeds.

NOTE 12: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2013 and 2012:

	For the Three-Month Periods Ended March 31
	2013	2012
Income (loss) from continuing operations	$(85,341)	$(103,664)
(Income) loss allocated to preferred shares	(5,218)	(3,410)
(Income) loss allocated to noncontrolling interests	27	55

Income (loss) from continuing operations allocable to common shares	(90,532)	(107,019)
Income (loss) from discontinued operations	0	0

Net income (loss) allocable to common shares	$(90,532)	$(107,019)

Weighted-average shares outstanding—Basic	60,363,153	44,150,924
Dilutive securities under the treasury stock method	0	0

Weighted-average shares outstanding— Diluted	60,363,153	44,150,924

Earnings (loss) per share—Basic:
Continuing operations	$(1.50)	$(2.42)
Discontinued operations	0.00	0.00

Total earnings (loss) per share—Basic	$(1.50)	$(2.42)

Earnings (loss) per share—Diluted:
Continuing operations	$(1.50)	$(2.42)
Discontinued operations	0.00	0.00

Total earnings (loss) per share—Diluted	$(1.50)	$(2.42)

For the three-month periods ended March 31, 2013 and 2012, securities convertible into 16,021,459 and 15,431,009 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

NOTE 13: RELATED PARTY TRANSACTIONS

In the ordinary course of our business operations, we have ongoing relationships and have engaged in transactions with the related entities described below. All of these relationships and transactions were approved or ratified by our audit committee as being on terms comparable to those available on an arm’s-length basis from an unaffiliated third party or otherwise not creating a conflict of interest.

Scott F. Schaeffer is our Chairman, Chief Executive Officer and President, and is a Trustee. Mr. Schaeffer’s spouse is a director of The Bancorp, Inc., or Bancorp, and she and Mr. Schaeffer own, in the aggregate, less than 1% of Bancorp’s outstanding common shares. Each transaction with Bancorp is described below:

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of March 31, 2013 and December 31, 2012, we had $363 and $239, respectively, of cash and cash equivalents and $283 and $289, respectively, of restricted cash on deposit at Bancorp. We did not receive any interest income from the Bancorp during the three-month periods ended March 31, 2013 and 2012. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp under a lease agreement extending through August 2014 at an annual rental expense based upon the amount of square footage occupied. We have a sublease agreement with a third party for the remaining term of our sublease. Rent paid to Bancorp was $90 and $79 for the three-month periods ended March 31, 2013 and 2012, respectively. Rent received for our sublease was $44 and $43 for the three-month periods ended March 31, 2013 and 2012.

Andrew M. Silberstein serves as a trustee on our board of trustees, as designated pursuant to the purchase agreement. Mr. Silberstein is an equity owner of Almanac and an officer of the investor and holds indirect equity interests in the investor. The transactions pursuant to the purchase agreement are described above in Note 10. Also, Almanac receives fees in connection with its investments made pursuant to the purchase agreement. In addition, our subsidiary receives fees for managing a securitization collateralized, in part, by $25.0 million of trust preferred securities issued by Advance Realty Group. An affiliate of Almanac owns an interest in Advance Realty Group and Almanac receives fees in connection with this interest.

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

Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or similar words. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the “Forward Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2012, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report, except as may be required by applicable law.

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

•	creating value through investing in our commercial real estate properties and implementing cost savings programs to help maximize property value over time;

•	maintaining and expanding our sources of liquidity;

•	sponsoring REITs and other sponsored companies and generating fee income by advising the sponsored companies and through broker-dealer activities;

•	managing our leverage to provide risk-adjusted returns for our shareholders; and

•	managing our investment portfolios to reposition under-performing assets, increase our cash flows and maximize the value of our assets over time.

Our success to date in implementing these strategies is demonstrated by the asset growth and the asset performance we achieved in the three-month period ended March 31, 2013. During the three-month period ended March 31, 2013, we originated $94.9 million of commercial real estate loans, had conduit loan sales of $41.4 million and loan repayments of $5.6 million, resulting in net loan growth of $47.9 million. Our business originating conduit loans continues to grow. With regards to our owned commercial real estate portfolios, we continue to see improvements in the key measures of their performance: occupancy and rental rates. As a result, the rental income at our owned properties increased to $27.2 million during the three-month period ended March 31, 2013 while real estate operating expenses remained relatively consistent as compared to 2012. Our asset growth and asset performance resulted in growth in our adjusted funds from operations to $18.6 million and growth in our operating income to $12.8 million during the three-month period ended March 31, 2013.

While we generated a GAAP net loss allocable to common shares of $90.5 million, or $1.50 per common share-diluted, during the three-month period ended March 31, 2013, we attribute this loss primarily to continued non-cash negative changes in the fair value of various financial instruments. For the three-month period ended March 31, 2013, the net change in fair value of financial instruments decreased net income by $99.8 million. This is comprised of the change in fair value of financial instruments of $105.9 million associated with an increase in the fair value of non-recourse debt, CDO Notes payable issued by Taberna VIII and Taberna IX and the associated interest rate hedges. This non-cash mark-to-market reduction to earnings was partially offset by $15.1 million of non-cash mark-to-market increases in the fair value of trading securities and security related receivables.

Key Statistics

Set forth below are key statistics relating to our business through March 31, 2013 (dollars in thousands, except per share data):

	As of or For the Three-Month Periods Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Financial Statistics:
Assets under management	$3,669,564	$3,630,959	$3,598,503	$3,642,189	$3,549,029
Debt to equity	2.8 x	2.4 x	2.4 x	2.4 x	2.3 x
Total revenue	$58,251	$54,922	$52,193	$47,873	$45,796
Earnings per share, diluted	$(1.50)	$(0.99)	$(0.37)	$(0.14)	$(2.42)
Funds from operations per share, diluted	$(1.37)	$(0.83)	$(0.21)	$0.01	$(2.25)
Adjusted funds from operations per share, diluted	$0.31	$0.33	$0.30	$0.25	$0.21
Common dividend declared	$0.12	$0.10	$0.09	$0.08	$0.08
Commercial Real Estate (“CRE”) Loan Portfolio (a):
Reported CRE Loans—unpaid principal	$1,118,519	$1,068,984	$1,042,047	$1,072,655	$990,321
Non-accrual loans—unpaid principal	$68,257	$69,080	$70,419	$73,592	$56,113
Non-accrual loans as a % of reported loans	6.1%	6.5%	6.8%	6.9%	5.7%
Reserve for losses	$26,206	$30,400	$32,738	$35,426	$35,527
Reserves as a % of non-accrual loans	38.4%	44.0%	46.5%	48.1%	63.3%
Provision for losses	$500	$500	$500	$500	$500
CRE Property Portfolio:
Reported investments in real estate, net	$914,919	$918,189	$906,487	$911,128	$887,130
Number of properties owned	59	59	58	58	56
Multifamily units owned	8,206	8,206	8,014	8,014	8,014
Office square feet owned	2,015,524	2,015,524	2,015,524	2,015,524	1,786,860
Retail square feet owned	1,422,572	1,422,572	1,422,481	1,422,298	1,358,257
Acres of land owned	21.92	21.92	21.92	21.92	21.92
Average physical occupancy data:
Multifamily properties	92.6%	90.0%	90.2%	91.2%	90.4%
Office properties	70.3%	72.8%	71.9%	71.0%	70.7%
Retail properties	68.9%	73.2%	73.2%	70.0%	66.9%

Total	85.9%	85.1%	84.6%	85.2%	85.0%
Average effective rent per unit/square foot (b)
Multifamily (c)	$720	$718	$699	$695	$691
Office (d)	$18.91	$18.82	$19.08	$19.07	$21.53
Retail (d)	$11.95	$12.53	$11.74	$12.44	$10.59

(a)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only and does not include other loans. See Note 3-“Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.
(b)	Based on properties owned as of March 31, 2013.
(c)	Average effective rent is rent per unit per month.
(d)	Average effective rent is rent per square foot per year.

Investors should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, or the Annual Report, for a detailed discussion of the following items:

•	Credit, capital markets and liquidity risk.

•	Interest rate environment.

•	Prepayment rates.

•	Commercial real estate improved performance.

Our Investment Portfolio

Our consolidated investment portfolio is currently comprised of the following asset classes:

Commercial mortgages, mezzanine loans, other loans and preferred equity interests. We originate and own senior long-term mortgage loans, including conduit loans, short-term bridge loans, subordinated, or “mezzanine,” financing and preferred equity interests. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions. We originate loans that are eligible to be sold to securitizations issuing commercial mortgage backed securities, or CMBS, which we refer to as conduit loans. We may from time to time acquire existing commercial real estate loans from third parties who have originated such loans, including banks, other institutional lenders or third-party investors. Where possible, we seek to maintain direct lending relationships with borrowers, as opposed to investing in loans controlled by third party lenders.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of March 31, 2013 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$755,824	6.4%	May 2013 to Apr. 2023	58
Mezzanine loans	270,132	9.3%	May 2013 to Nov. 2038	82
Preferred equity interests	63,744	9.7%	Mar. 2014 to Aug. 2025	15

Total CRE Loans	1,089,700	7.3%		155
Other loans	34,957	4.6%	May 2013 to Oct. 2016	2

Total investments in loans	$1,124,657	7.2%		157

During the three-month period ended March 31, 2013, we originated $94.9 million of new loans and had CMBS loan sales of $41.4 million and loan repayments of $5.6 million, resulting in net loan growth of $47.9 million.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of March 31, 2013:

(a)	Based on book value.

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. The table below describes certain characteristics of our investments in real estate as of March 31, 2013 (dollars in thousands, except average effective rent):

	Investments in Real Estate (a)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	Average Effective Rent (a)
Multi-family real estate properties (b)	$615,059	92.6%	8,206	34	$720
Office real estate properties (c)	273,570	70.3%	2,015,524	11	18.91
Retail real estate properties (c)	83,018	68.9%	1,422,572	4	11.95
Parcels of land	48,100	N/A	21.9	10	N/A

Total	$1,019,747	85.9%		59

(a)	Based on properties owned as of March 31, 2013.
(b)	Average effective rent is rent per unit per month.
(c)	Average effective rent is rent per square foot per year.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of March 31, 2013:

(a)	Based on book value.

Investment in debt securities—TruPS and Subordinated Debentures. Historically, we provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of March 31, 2013, we retained a controlling interest in two such securitizations—Taberna VIII and Taberna IX, which are consolidated entities. We present all of the collateral assets for the debt securities and the related non-recourse securitization financing obligations at fair value in our consolidated financial statements. During the three-month period ended March 31, 2013, due to the credit performance of the underlying collateral, we received only our senior collateral management fees from these two securitizations. We do not expect to add investments in this asset category for the foreseeable future due to market conditions.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of March 31, 2013 (dollars in thousands):

			Issuer Statistics
Industry Sector	Estimated Fair Value	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$109,154	1.5%	60.6%	3.1x
Office	134,158	6.8%	65.8%	1.8x
Residential Mortgage	50,129	2.6%	73.9%	2.0x
Specialty Finance	78,060	4.3%	84.6%	0.7x
Homebuilders	73,416	7.8%	59.7%	1.6x
Retail	76,790	2.4%	61.7%	1.9x
Hospitality	41,899	6.3%	108.4%	2.5x
Storage	25,903	8.0%	76.7%	3.6x

Total	$589,509	4.2%	70.2%	2.0x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of March 31, 2013:

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

The table and the chart below describe certain characteristics of our real estate-related debt securities as of March 31, 2013 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Book Value
Unsecured REIT note receivables	$33,487	6.7%	3.9	$30,000
CMBS receivables	44,852	5.6%	31.6	83,342
Other securities	2,397	2.9%	35.6	52,216

Total	$80,736	4.7%	28.3	$165,558

(a)	S&P Ratings as of March 31, 2013.

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

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows :

•

RAIT I—RAIT I has $982.8 million of total collateral at par value, of which $20.2 million is defaulted. The current overcollateralization, or OC test is passing at 126.8% with an OC trigger of 116.2%. We currently own $43.7 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $43.7 million of the securities we own issued by RAIT I as collateral for a senior secured note we issued.

•

RAIT II—RAIT II has $827.9 million of total collateral at par value, of which $19.2 million is defaulted. The current OC test is passing at 117.7% with an OC trigger of 111.7%. We currently own $108.5 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $104.0 million of the securities we own issued by RAIT II as collateral for a senior secured note we issued.

•

Taberna VIII—Taberna VIII has $542.5 million of total collateral at par value, of which $52.0 million is defaulted. The current OC test is failing at 81.7% with an OC trigger of 103.5%. We currently own $40.0 million of the securities that were originally rated investment grade and $93.0 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

Taberna IX—Taberna IX has $566.3 million of total collateral at par value, of which $122.2 million is defaulted. The current OC test is failing at 70.2% with an OC trigger of 105.4%. We currently own $89.0 million of the securities that were originally rated investment grade and $97.5 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

Sponsored Companies

Through April 8, 2013, IRT had sold shares of its common stock, or the IRT common stock, pursuant to a registered continuous offering carried out in a manner consistent with offerings of non-listed REITs. Subsequently, IRT decided to sell shares of IRT common stock in an underwritten public offering and terminate its continuous offering. Accordingly, IRT amended its registration statement on April 26, 2013 to terminate IRT’s continuous offering and describe the anticipated underwritten public offering. There can be no assurance that IRT will be able to complete the underwritten public offering described in IRT’s amended registration statement. While IRT’s amended registration statement has been filed with the SEC, it has not yet been declared effective by the SEC. The IRT common stock to be registered pursuant to IRT’s amended registration statement may not be sold nor may offers to buy be accepted prior to the time the amended registration statement becomes effective. Any disclosure concerning IRT is neither an offer nor a solicitation to purchase IRT’s securities.

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

The table below summarizes our AUM as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	AUM as of March 31, 2013	AUM as of December 31, 2012
Commercial real estate portfolio (1)	$2,040,870	$1,993,655
U.S. TruPS portfolio (2)	1,628,694	1,637,304

Total	$3,669,564	$3,630,959

(1)	As of March 31, 2013 and December 31, 2012, our commercial real estate portfolio was comprised of $1.0 billion of assets collateralizing RAIT I and RAIT II, $914.9 million and $918.2 million, respectively, of investments in real estate and $137.0 million and $85.9 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(2)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I, Taberna VIII, and Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

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

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the three-month periods ended March 31, 2013 and 2012 (in thousands, except share information):

	For the Three-Month Period Ended March 31, 2013		For the Three-Month Period Ended March 31, 2012
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(90,532)	$(1.50)	$(107,019)	$(2.42)
Adjustments:
Real estate depreciation and amortization	7,973	0.13	7,459	0.17
(Gains) losses on the sale of real estate	0	0.00	0	0.00

Funds From Operations	$(82,559)	$(1.37)	$(99,560)	$(2.25)

Adjusted Funds From Operations:
Funds From Operations	$(82,559)	$(1.37)	$(99,560)	$(2.25)
Adjustments:
Change in fair value of financial instruments	99,757	1.65	108,923	2.48
(Gains) losses on debt extinguishment	0	0.00	(1,574)	(0.04)
Capital expenditures, net of direct financing	(172)	0.00	(248)	(0.01)
Straight-line rental adjustments	(288)	0.00	(306)	(0.01)
Amortization of deferred items and intangible assets	1,133	0.02	1,526	0.03
Share-based compensation	723	0.01	557	0.01

Adjusted Funds From Operations	$18,594	$0.31	$9,318	$0.21

(1)	Based on 60,363,153 weighted-average shares outstanding-diluted for the three-month period ended March 31, 2013.
(2)	Based on 44,150,924 weighted-average shares outstanding-diluted for the three-month period ended March 31, 2012.

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

Set forth below is a reconciliation of adjusted book value to shareholders’ equity as of March 31, 2013 (in thousands, except share information):

	As of March 31, 2013
	Amount	Per Share (1)
Total shareholders’ equity	$764,978	$12.59
Liquidation value of preferred shares (2)	(191,946)	(3.16)

Book value	573,032	9.43
Adjustments:
Taberna VIII and Taberna IX securitizations	(406,898)	(6.70)
RAIT I and RAIT II derivative liabilities	62,144	1.02
Change in fair value for warrants and investor SARs	10,673	0.18
Accumulated depreciation and amortization	123,499	2.03
Valuation of recurring collateral and property management fees	19,180	0.32

Total adjustments	(191,402)	(3.15)

Adjusted book value	$381,630	$6.28

(1)	Based on 60,758,957 common shares outstanding as of March 31, 2013.
(2)	Based on 3,749,288 Series A preferred shares, 2,288,465 Series B preferred shares, and 1,640,100 Series C preferred shares outstanding as of March 31, 2013, all of which have a liquidation preference of $25.00 per share.

Results of Operations

Three-Month Period Ended March 31, 2013 Compared to the Three-Month Period Ended March 31, 2012

Revenue

Net interest margin. Net interest margin increased $4.2 million, or 21.4%, to $23.8 million for the three-month period ended March 31, 2013 from $19.6 million for the three-month period ended March 31, 2012. Investment interest income has increased, when compared to the three-month period ended March 31, 2012, as a result of an increase in our average investments in loans and securities. This increase was primarily caused by the origination of new loans since March 31, 2012. In addition, investment interest expense decreased for the three-month period ended March 31, 2013 as compared to the three-month period ended March 31, 2012 primarily due to the expiration of $59.5 million of interest rate swap agreements associated with our consolidated RAIT I and RAIT II securitizations since March 31, 2012.

Rental income. Rental income increased $2.4 million to $27.2 million for the three-month period ended March 31, 2013 from $24.8 million for the three-month period ended March 31, 2012. The increase is attributable to $1.6 million of rental income from three new properties acquired or consolidated since March 31, 2012 and $0.8 million from improved occupancy and rental rates in 2013 as compared to 2012.

Fee and other income. Fee and other income increased $5.8 million to $7.3 million for the three-month period ended March 31, 2013 from $1.5 million for the three-month period ended March 31, 2012. The increase is attributable to $3.1 million of conduit fee income and structuring fee income and $2.0 million in other income associated with a legal settlement.

Expenses

Interest expense. Interest expense decreased $1.2 million, or 11.0%, to $9.7 million for the three-month period ended March 31, 2013 from $10.9 million for the three-month period ended March 31, 2012. The decrease is primarily attributable to the repayment of $19.4 million of Junior Subordinated Notes during the first quarter of 2013 as well as principal repayments on our secured credit facility and other debt instruments since March 31, 2012.

Real estate operating expense. Real estate operating expense increased $0.6 million to $14.4 million for the three-month period ended March 31, 2013 from $13.8 million for the three-month period ended March 31, 2012. Operating expenses increased by $1.0 million due to the three properties acquired or consolidated since March 31, 2012. These increases were offset by a reduction of $0.4 million at our other properties driven by lower repairs and maintenance and bad debt expenses.

Compensation expense. Compensation expense increased $1.2 million, or 21.1%, to $6.9 million for the three-month period ended March 31, 2013 from $5.7 million for the three-month period ended March 31, 2012. This increase was primarily attributable to $1.1 million of severance paid during the three-month period ended March 31, 2013.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.9 million to $8.6 million for the three-month period ended March 31, 2013 from $7.7 million for the three-month period ended March 31, 2012. The increase is attributable to $0.4 million of depreciation expense from three new properties acquired or consolidated since March 31, 2012, $0.4 million from our other consolidated properties and an increase in corporate depreciation of $0.1 million.

Other income (expense)

Change in fair value of financial instruments. During the three-month period ended March 31, 2013, the change in fair value of financial instruments reduced our net income by $99.8 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three-Month Period Ended March 31, 2013	For the Three-Month Period Ended March 31, 2012
Change in fair value of trading securities and security-related receivables	$15,113	$6,132
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(109,874)	(108,304)
Change in fair value of derivatives	(4,996)	(6,751)

Change in fair value of financial instruments	$(99,757)	$(108,923)

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs. We are seeking to expand our use of short term financing and secured lines of credit while developing other financing resources that will permit us to originate or acquire new investments to generate attractive returns while preserving our capital, such as loan participations and joint venture financing arrangements and opportunities to sell conduit loans to CMBS issuers.

We believe our available cash and restricted cash balances, other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months.

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing, redeeming or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $63.9 million as of March 31, 2013;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings, including our CMBS facilities and loan participations; and

•	proceeds from future offerings of our securities, including pursuant to the Series D preferred shares purchase agreement, DRSPP and ATM discussed below.

During the period April 1, 2013 through December 31, 2013, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $43.9 million and a weighted average strike rate of 5.25% as of March 31, 2013, will terminate in accordance with their terms. We expect this will result in increased cash flow to us of $2.3 million during the remainder of 2013.

Cash Flows

As of March 31, 2013 and 2012, we maintained cash and cash equivalents of approximately $63.9 million and $53.8 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three-Month Periods Ended March 31
	2013	2012
Cash flow from operating activities	$9,606	$(942)
Cash flow from investing activities	(49,183)	80,034
Cash flow from financing activities	3,390	(54,971)

Net change in cash and cash equivalents	(36,187)	24,121
Cash and cash equivalents at beginning of period	100,041	29,720

Cash and cash equivalents at end of period	$63,854	$53,841

The cash outflow for investing activities for the three-month period ended March 31, 2013 is substantially due to new investments in loans of $97.1 million exceeded loan repayments of $47.0 million. The cash inflows during the three-month period ended March 31, 2012 was substantially due to the decrease in our restricted cash to repay the most senior note holders of a consolidated securitization, which was offset by cash outflows as new investments in loans exceeded loan repayments for the three-month period ended March 31, 2012.

Cash flow from operating activities for the three-month period ended March 31, 2013, as compared to the same period in 2012, has increased due to reduced interest expense and the timing of payments for various accounts payable and accrued liabilities. This was partially offset by an increase in other assets, including prepaid expenses for insurance and real estate taxes, as the size of our portfolio of real estate properties has grown.

The cash inflow from our financing activities during the three-month period ended March 31, 2013 is primarily due to the issuance of our preferred shares through our ATM program and the issuance of common shares from the underwriters exercised their overallotment option related to the public offering from the fourth quarter of 2012. The cash inflows were partially offset by the outflows from the repayments and repurchases of our CDO notes payable and the repayment of a junior subordinated note during the three-month period ended March 31, 2013.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities before changes in assets and liabilities. During the three-month period ended March 31, 2013, we paid distributions to our shareholders of $6.0 million and generated cash flows from operating activities, before changes in assets and liabilities, of $22.8 million. The cash flow from operating activities of $9.6 million during three-month period ended March 31, 2013 exceeded these distributions paid to our shareholders by $3.6 million. The source of funds used to pay these distributions was cash flows from operations before changes in assets and liabilities, as mentioned above.

Capitalization

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of March 31, 2013 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$110,035	7.0%	Apr. 2031
Secured credit facility	7,608	7,608	3.1%	Dec. 2016
Junior subordinated notes, at fair value (2)	18,671	11,268	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.8%	Apr. 2037
CMBS facilities	3,250	3,250	2.8%	Oct. 2013 to Nov. 2013
Commercial mortgage facility	12,675	12,675	2.3%	Dec. 2013

Total recourse indebtedness (3)	182,304	169,936	5.2%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,293,796	1,292,202	0.6%	2045 to 2046
CDO notes payable, at fair value (2)(4)(6)	979,780	282,355	1.0%	2037 to 2038
Loans payable on real estate	144,357	144,357	5.4%	Sep. 2015 to Nov. 2022

Total non-recourse indebtedness	2,417,933	1,718,914	1.0%

Total indebtedness	$2,600,237	$1,888,850	1.3%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $92.0 million with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1.8 billion principal amount of commercial mortgages, mezzanine loans, other loans, and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1.1 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of March 31, 2013 was $859.4 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the three-month period ended March 31, 2013 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 140.1311 common shares per $1,000 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $7.14 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

Secured credit facility. As of March 31, 2013, we have $7.6 million outstanding under our secured credit facility, which is payable in December 2016 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

Junior subordinated notes, at fair value. During the three-month period ended March 31, 2013, we prepaid the $19.4 million junior subordinated note. After reflecting the prepayment, only the second $18.7 million junior subordinated note remains outstanding.

CMBS facilities. We maintain CMBS facilities with two investment banks with total borrowing capacity of $250.0 million. The CMBS facilities are repurchase agreements that provide for margin calls in the event the conduit loans financed by the facilities change in value. As of March 31, 2013 we had $3.3 million of outstanding borrowings under the CMBS facilities. As of March 31, 2013, $246.7 million in aggregate principal amount remained available under the CMBS facilities.

Commercial mortgage facility. We maintain a commercial mortgage facility with an investment bank with total borrowing capacity of $150.0 million. The commercial mortgage facility is a repurchase agreement that provides for margin calls in the event the commercial mortgages financed by the facility change in value. As of March 31, 2013 we had $12.7 million of outstanding borrowings under the commercial mortgage facility. As of March 31, 2013, $137.3 million in aggregate principal amount remained available under the commercial mortgage facility.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of March 31, 2013.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the three-month period ended March 31, 2013, $4.6 million of restricted cash, including cash flow that was re-directed from our retained interests in these CDOs, was used to repay the most senior holders of our CDO notes payable.

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

The warrants and investor SARs had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.90.

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $19.9 million, as of March 31, 2013. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

During the period from the effective date of the purchase agreement through March 31, 2013, we sold the following securities to the investor for an aggregate purchase price of $65.0 million: (i) 2,600,000 Series D Preferred Shares, (ii) warrants exercisable for 6,455,150 common shares (which have subsequently adjusted to 6,560,331shares as of the date of filing this report); and (iii) investor SARs exercisable with respect to 4,378,183.55 common shares (which have subsequently adjusted to 4,449,521.89 shares as of the date of filing this report). As of March 31, 2013, the following securities remain issuable to the investor for an aggregate purchase price of $35.0 million: (i) 1,400,000 Series D Preferred Shares, (ii) warrants exercisable for 3,475,850 common shares (which have subsequently adjusted to 3,532,486 shares as of the date of filing this report), and (iii) investor SARs exercisable for 2,357,483.45 common shares (which have subsequently adjusted to 2,395,896.40 shares as of the date of filing this report). The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through March 31, 2013 (dollars in thousands):

Aggregate purchase price		$65,000
Initial value of warrants and investor SARs issued to-date	(9,222)
Costs incurred	(4,952)

Total discount		(14,174)
Discount amortization to-date		543

Carrying amount of Series D Preferred Shares		$51,369

Preferred Shares

Dividends:

On January 29, 2013, our board of trustees declared a first quarter 2013 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares, and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on April 1, 2013 to holders of record on March 1, 2013 and totaled $4.8 million.

At Market Issuance Sales Agreement (ATM):

On May 21, 2012, we entered into an At Market Issuance Sales Agreement, or Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to 2,000,000 Series A Preferred Shares, up to 2,000,000 Series B Preferred Shares, and up to 2,000,000 Series C Preferred Shares. Unless the Preferred ATM agreement is earlier terminated by MLV or us, the Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the Preferred ATM agreement. During the three-month period ended March 31, 2013, pursuant to the Preferred ATM agreement we issued a total of 625,000 Series A Preferred Shares at a weighted-average price of $24.00 per share and we received $14.6 million of net proceeds. We did not issue any Series B Preferred Shares or Series C Preferred Shares during the three-month period ended March 31, 2013. As of March 31, 2013, 1,010,712, 1,969,835, and 1,959,900 of Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the Preferred ATM agreement.

Common Shares

Dividends:

On March 15, 2013, the board of trustees declared a $0.12 dividend on our common shares to holders of record as of April 3, 2013. The dividend was paid on April 30, 2013 and totaled $8.3 million.

Equity Compensation:

During the three-month period ended March 31, 2013, 54,728 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

On January 29, 2013, the compensation committee awarded 43,536 restricted common share awards, valued at $0.3 million using our closing stock price of $6.89, to six of the board’s non-management trustees. One quarter of these awards vested immediately and the remainder vest over a nine-month period. On January 29, 2013, the compensation committee awarded 372,500 restricted common share awards, valued at $2.6 million using our closing stock price of $6.89, to our executive officers and non-executive officer employees. These awards generally vest over three-year periods.

On January 29, 2013, the compensation committee awarded 1,127,500 stock appreciation rights, or SARs, valued at $1.3 million based on a Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 29, 2018, the expiration date of the SARs.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the three-month period ended March 31, 2013, we issued a total of 1,158 common shares pursuant to the DRSPP at a weighted-average price of $6.89 per share and we received $0.1 million of net proceeds. As of March 31, 2013, 7,782,322 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the three-month period ended March 31, 2013, there were no common shares issued pursuant to this arrangement. As of March 31, 2013, 10,000,000 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Common Share Public Offering:

In January 2013 in connection with an underwritten public offering in the fourth quarter of 2012, the underwriters exercised their overallotment option to purchase 1,350,000 additional common shares and we received $7.4 million of proceeds.

In April 2013, we issued 9,200,000 common shares in an underwritten public offering. The public offering price was $7.87 per share and we received $70.2 million of proceeds.

Off-Balance Sheet Arrangements and Commitments

Not applicable.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2012 contains a discussion of our critical accounting policies. On January 1, 2013 we adopted a new accounting pronouncement and revised our accounting policies as described below. See Note 2 in our unaudited consolidated financial statements as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of trustees.

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

There have been no material changes in quantitative and qualitative market risks during the three-month period ended March 31, 2013 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2012. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

RAIT FINANCIAL TRUST (Registrant)

Date: May 7, 2013	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chairman of the Board, Chief Executive Officer and President
(On behalf of the registrant and as its Principal Executive Officer)

Date: May 7, 2013	By:	/s/ James J. Sebra
James J. Sebra, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1.1	Amended and Restated Declaration of Trust of RAIT Financial Trust (“RAIT”). (1)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. (2)

3.1.3	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. (3)

3.1.4	Certificate of Correction to the Amended and Restated Declaration of RAIT. (4)

3.1.5	Articles of Amendment to Amended and Restated Declaration of RAIT. (5)

3.1.6	Articles of Amendment to Amended and Restated Declaration of RAIT. (6)

3.1.7	Articles Supplementary (the “Series A Articles Supplementary”) relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) of RAIT. (7)

3.1.8	Certificate of Correction to the Series A Articles Supplementary. (7)

3.1.9	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series B Preferred Shares”) of RAIT. (8)

3.1.10	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series C Preferred Shares”) of RAIT. (9)

3.1.11	Articles Supplementary relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (10)

3.1.12	Certificate of Correction relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (11)

3.1.13	Articles Supplementary (the “Series D Articles Supplementary”) relating to the Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”) of RAIT. (12)

3.1.14	Articles Supplementary relating to the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series E Preferred Shares”) of RAIT. (13)

3.1.15	Amendment dated November 30, 2012 to the Series D Articles Supplementary. (13)

3.2	By-laws of RAIT. (14).

4.1.1	Form of Certificate for Common Shares of Beneficial Interest. (6)

4.1.2	Form of Certificate for the Series A Preferred Shares. (15)

4.1.3	Form of Certificate for the Series B Preferred Shares. (8)

4.1.4	Form of Certificate for the Series C Preferred Shares. (9)

4.1.5	Form of Certificate for Series D Preferred Shares. (16)

4.1.6	Form of Certificate for Series E Preferred Shares. (16)

4.2.1	Indenture dated as of April 18, 2007 among RAIT Financial Trust (“RAIT”), as issuer, RAIT Partnership, L.P. (“RAIT Partnership”), and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (17)

4.2.2	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (17)

4.3.1	Base Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (18)

4.3.2	Supplemental Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (18)

4.4	Indenture dated as of October 5, 2011 between RAIT and Wilmington Trust, National Association, as trustee. (19)

4.5.1	Registration Rights Agreement dated as of October 1, 2012 by and among RAIT and ARS VI Investor I, LLC (“ARS VI”). (12)

Exhibit Number	Description of Documents

4.5.2	Common Share Purchase Warrant No. 1 dated October 17, 2012 issued by RAIT to ARS VI. (16)

4.5.3	Common Share Appreciation Right No. 1 dated October 17, 2012 issued by RAIT to ARS VI. (16)

4.5.4	Common Share Purchase Warrant No. 2 dated November 15, 2012 issued by RAIT to ARS VI. (20)

4.5.5	Common Share Appreciation Right No. 2 dated November 15, 2012 issued by RAIT to ARS VI. (20)

4.5.6	Common Share Purchase Warrant No. 3 dated December 18, 2012 issued by RAIT to ARS VI. (21)

4.5.7	Common Share Appreciation Right No. 3 dated December 18, 2012 issued by RAIT to ARS VI. (21)

10.1	Separation Agreement between Jack E. Salmon and RAIT with an execution date of February 1, 2013. (22)

10.2.1	IAP Form of Share Appreciation Rights Award Agreement adopted January 29, 2013. (22)

10.2.2	IAP Form of Share Award Grant Agreement for participants other than non-management trustees adopted January 29, 2013. (22)

10.2.3	IAP Form of Share Award Grant Agreement for non- management trustees adopted January 29, 2013.(23)

12.1	Statements regarding computation of ratios as of March 31, 2013. *

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. *

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. *

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. *

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. *

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on

Form 10-Q for the period ended March 31, 2013 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2013 and 2012; (ii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements. The information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document. *

*	Filed herewith
(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July, 1 2011 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 25, 2012 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2012 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 4, 2012 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(16)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).
(17)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(18)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).
(19)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No. 1-14760).
(20)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2012 (File No. 1-14760).
(21)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2012 (File No. 1-14760).
(22)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 1, 2013. (File No. 1-14760).
(23)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-14760).