Form 10-Q
period 2013-06-30
RAIT Financial Trust
filed 2013-08-07
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

A total of 70,249,254 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of August 5, 2013.

RAIT FINANCIAL TRUST

1

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of June 30, 2013	As of December 31, 2012
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,161,766	$1,075,129
Allowance for losses	(24,222)	(30,400)

Total investments in mortgages and loans	1,137,544	1,044,729
Investments in real estate, net of accumulated depreciation of $112,325 and $97,392, respectively	949,649	918,189
Investments in securities and security-related receivables, at fair value	603,173	655,509
Cash and cash equivalents	60,401	100,041
Restricted cash	99,119	90,641
Accrued interest receivable	51,331	47,335
Other assets	54,171	45,459
Deferred financing costs, net of accumulated amortization of $17,080 and $15,811, respectively	17,863	19,734
Intangible assets, net of accumulated amortization of $3,277 and $2,976, respectively	2,324	2,343

Total assets	$2,975,575	$2,923,980

Liabilities and Equity
Indebtedness ($316,620 and $216,703 at fair value, respectively)	$1,919,620	$1,799,595
Accrued interest payable	25,867	24,129
Accounts payable and accrued expenses	26,252	22,990
Derivative liabilities	123,458	151,438
Deferred taxes, borrowers’ escrows and other liabilities	52,951	35,704

Total liabilities	2,148,148	2,033,856
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 2,600,000 shares issued and outstanding	51,282	52,278
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,760,000 shares authorized, 3,749,288 and 3,124,288 shares issued and outstanding	37	31
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,288,465 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,100 shares issued and outstanding	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	0	0
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 69,960,454 and 58,913,142 issued and outstanding, including 391,268 unvested restricted common share awards at June 30, 2013	2,100	1,760
Additional paid in capital	1,929,797	1,837,389
Accumulated other comprehensive income (loss)	(77,527)	(95,173)
Retained earnings (deficit)	(1,083,924)	(910,086)

Total shareholders’ equity	770,523	833,961
Noncontrolling interests	5,622	3,885

Total equity	776,145	837,846

Total liabilities and equity	$2,975,575	$2,923,980

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2013	2012	2013	2012
Revenue:
Investment interest income	$31,256	$28,745	$62,536	$56,701
Investment interest expense	(7,278)	(8,474)	(14,761)	(16,923)

Net interest margin	23,978	20,271	47,775	39,778
Rental income	27,858	25,540	55,027	50,371
Fee and other income	6,786	2,062	14,071	3,520

Total revenue	58,622	47,873	116,873	93,669
Expenses:
Interest expense	9,978	10,764	19,644	21,663
Real estate operating expense	14,911	13,487	29,321	27,284
Compensation expense	6,337	5,246	13,284	10,984
General and administrative expense	3,562	3,783	7,338	7,608
Provision for losses	500	500	1,000	1,000
Depreciation and amortization expense	8,618	7,631	17,188	15,294

Total expenses	43,906	41,411	87,775	83,833

Operating Income	14,716	6,462	29,098	9,836
Other income (expense)	69	(1,471)	145	(1,438)
Gains (losses) on assets	224	2,518	221	2,529
Gains (losses) on extinguishment of debt	0	0	0	1,574
Change in fair value of financial instruments	(76,020)	(11,169)	(175,777)	(120,092)

Income (loss) before taxes and discontinued operations	(61,011)	(3,660)	(146,313)	(107,591)
Income tax benefit (provision)	673	90	634	357

Income (loss) from continuing operations	(60,338)	(3,570)	(145,679)	(107,234)
Income (loss) from discontinued operations	0	0	0	0

Net income (loss)	(60,338)	(3,570)	(145,679)	(107,234)
(Income) loss allocated to preferred shares	(5,589)	(3,419)	(10,807)	(6,829)
(Income) loss allocated to noncontrolling interests	50	38	77	93

Net income (loss) allocable to common shares	$(65,877)	$(6,951)	$(156,409)	$(113,970)

Earnings (loss) per share—Basic:
Continuing operations	$(0.94)	$(0.14)	$(2.40)	$(2.42)
Discontinued operations	0.00	0.00	0.00	0.00

Total earnings (loss) per share—Basic	$(0.94)	$(0.14)	$(2.40)	$(2.42)

Weighted-average shares outstanding—Basic	69,757,807	49,902,247	65,086,432	47,026,586

Earnings (loss) per share—Diluted:
Continuing operations	$(0.94)	$(0.14)	$(2.40)	$(2.42)
Discontinued operations	0.00	0.00	0.00	0.00

Total earnings (loss) per share—Diluted	$(0.94)	$(0.14)	$(2.40)	$(2.42)

Weighted-average shares outstanding—Diluted	69,757,807	49,902,247	65,086,432	47,026,586

Distributions declared per common share	$0.13	$0.08	$0.25	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2013	2012	2013	2012
Net income (loss)	$(60,338)	$(3,570)	$(145,679)	$(107,234)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	1,794	(5,230)	1,262	(8,180)
Realized (gains) losses on interest rate hedges reclassified to earnings	8,098	8,940	16,384	17,850
Change in fair value of available-for-sale securities	0	(147)	0	(97)

Total other comprehensive income (loss)	9,892	3,563	17,646	9,573

Comprehensive income (loss) before allocation to noncontrolling interests	(50,446)	(7)	(128,033)	(97,661)
Allocation to noncontrolling interests	50	38	77	93

Comprehensive income (loss)	$(50,396)	$31	$(127,956)	$(97,568)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six-Month Periods Ended June 30
	2013	2012
Operating activities:
Net income (loss)	$(145,679)	$(107,234)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	1,000	1,000
Share-based compensation expense	1,466	1,106
Depreciation and amortization	17,188	15,294
Amortization of deferred financing costs and debt discounts	3,499	3,321
Accretion of discounts on investments	(5,086)	289
(Gains) losses on assets	(221)	(2,529)
(Gains) losses on extinguishment of debt	0	(1,574)
Change in fair value of financial instruments	175,777	120,092
Changes in assets and liabilities:
Accrued interest receivable	(4,618)	(3,854)
Other assets	(9,322)	(5,372)
Accrued interest payable	(12,710)	(19,684)
Accounts payable and accrued expenses	387	2,907
Deferred taxes, borrowers’ escrows and other liabilities	(571)	3,583

Cash flow from operating activities	21,110	7,345
Investing activities:
Proceeds from sales of other securities	70,501	7,520
Purchase and origination of loans for investment	(251,085)	(242,474)
Principal repayments on loans	9,354	115,847
Sales of conduit loans	120,195	0
Investments in real estate	(11,511)	(7,029)
(Increase) Decrease in restricted cash	(3,777)	186,345

Cash flow from investing activities	(66,323)	60,209
Financing activities:
Repayments on secured credit facility and loans payable on real estate	(8,368)	(1,605)
Repayments and repurchase of CDO notes payable	(72,910)	(95,741)
Repayments and repurchase of 6.875% convertible senior notes	0	(3,582)
Proceeds from repurchase agreements	23,049	22,291
Repayments of repurchase agreements	(8,331)	(3,471)
Issuance (acquisition) of noncontrolling interests	196	0
Payments for deferred costs	(126)	(256)
Preferred share issuance, net of costs incurred	14,506	1,147
Common share issuance, net of costs incurred	76,749	41,535
Distributions paid to preferred shareholders	(4,840)	(6,836)
Distributions paid to common shareholders	(14,352)	(6,491)

Cash flow from financing activities	5,573	(53,009)

Net change in cash and cash equivalents	(39,640)	14,545
Cash and cash equivalents at the beginning of the period	100,041	29,720

Cash and cash equivalents at the end of the period	$60,401	$44,265

Supplemental cash flow information:
Cash paid for interest	$15,962	$13,735
Cash paid (refunds received) for taxes	265	(435)
Non-cash increase in investments in real estate from conversion of loans	36,950	27,400
Non-cash decrease in indebtedness from conversion to shares or debt extinguishments	0	(1,574)
Non-cash increase in non-controlling interests from property acquisition	1,618	0

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2013

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

During the three-month periods ended June 30, 2013 and 2012, we received $1,223 and $1,228, respectively, of earned asset management fees, of which we eliminated $863 and $906, respectively, of management fee income associated with consolidated securitizations.

During the six-month periods ended June 30, 2013 and 2012, we received $2,439 and $2,513, respectively, of earned asset management fees, of which we eliminated $1,746 and $1,876, respectively, of management fee income associated with consolidated CDOs.

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

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of June 30, 2013:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$813,289	$(22,428)	$790,861	60	6.3%	Aug. 2013 to Jul. 2023
Mezzanine loans	276,264	(3,933)	272,331	80	9.4%	Aug. 2013 to Apr. 2024
Preferred equity interests	64,753	(986)	63,767	15	9.8%	Mar. 2014 to Aug. 2025

Total CRE Loans	1,154,306	(27,347)	1,126,959	155	7.2%
Other loans	35,019	(97)	34,922	2	4.6%	Aug. 2013 to Oct. 2016

Total Loans	$1,189,325	$(27,444)	$1,161,881	157	7.1%

Deferred fees	(115)	0	(115)

Total investments in loans	$1,189,210	$(27,444)	$1,161,766

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.

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

During the six-month period ended June 30, 2013, we acquired one multi-family property with a purchase price of $35,400, which consisted of the assumption of two commercial real estate loans and the issuance of limited liability company membership units. These units are redeemable for our common shares in defined circumstances. See Note 5.

During the six-month period ended June 30, 2012, we completed the conversion of two commercial real estate loans with a carrying value of $24,871 to real estate owned properties. We recorded a gain on asset of $2,529 as the value of the real estate exceeded the carrying amount of the converted loans.

The following table summarizes the delinquency statistics of our commercial real estate loans as of June 30, 2013 and December 31, 2012:

Delinquency Status	As of June 30, 2013	As of December 31, 2012
30 to 59 days	$963	$1,974
60 to 89 days	5,211	5,211
90 days or more	24,556	37,130
In foreclosure or bankruptcy proceedings	16,697	9,420

Total	$47,427	$53,735

As of June 30, 2013 and December 31, 2012, approximately $65,597 and $69,080, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 8.2% and 8.4%. As of June 30, 2013 and December 31, 2012, 1 Other loan with a carrying amount of approximately $14,882 and $18,462, respectively, was on non-accrual status and had a weighted-average interest rate of 7.2%.

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans, and other loans for the three-month periods ended June 30, 2013 and 2012:

	For the Three-Month Period Ended June 30, 2013	For the Three-Month Period Ended June 30, 2012
Beginning balance	$26,206	$39,715
Provision	500	500
Charge-offs, net of recoveries	(2,484)	(338)

Ending balance	$24,222	$39,877

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans, and other loans for the six-month periods ended June 30, 2013 and 2012:

	For the Six-Month Period Ended June 30, 2013	For the Six-Month Period Ended June 30, 2012
Beginning balance	$30,400	$46,082
Provision	1,000	1,000
Charge-offs, net of recoveries	(7,178)	(7,205)

Ending balance	$24,222	$39,877

As of June 30, 2013 and December 31, 2012, we identified 15 and 14, respectively, commercial mortgages, mezzanine loans and other loans with unpaid principal balances of $45,280 and $47,394, respectively, as impaired.

The average unpaid principal balance of total impaired loans was $45,979 and $75,728 during the three-month periods ended June 30, 2013 and 2012 and $46,450 and $79,811 during the six-month periods ended June 30, 2013 and 2012. We recorded interest income from impaired loans of $2 and $0 for the three-month periods ended June 30, 2013 and 2012. We recorded interest income from impaired loans of $21 and $62 for the six-month periods ended June 30, 2013 and 2012.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring (TDR) under FASB ASC Topic 310, “Receivables”. During the six-month period ended June 30, 2013, we have determined that a modification to one commercial real estate loan constituted a TDR as the borrower was experiencing financial difficulties and we, as the lender granted a concession to the borrower by extending the maturity date from March 2014 to February 2016. The outstanding recorded investment was $18,995 both before and after the modification. As of June 30, 2013, there were no TDRs that subsequently defaulted.

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of June 30, 2013:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS	$620,376	$(133,387)	$486,989	3.8%	20.9
Other securities	12,015	(12,015)	0	4.8%	39.4

Total trading securities	632,391	(145,402)	486,989	3.8%	21.3
Available-for-sale securities	3,600	(3,598)	2	2.1%	29.4
Security-related receivables
TruPS receivables	57,900	(21,318)	36,582	5.4%	13.0
Unsecured REIT note receivables	30,000	2,564	32,564	6.7%	3.6
CMBS receivables (2)	76,741	(32,192)	44,549	5.6%	31.3
Other securities	36,801	(34,314)	2,487	2.6%	37.0

Total security-related receivables	201,442	(85,260)	116,182	5.2%	23.0

Total investments in securities	$837,433	$(234,260)	$603,173	4.1%	21.8

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $8,176 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $25,992 that are rated “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $9,667 that are rated “CCC” by Standard & Poor’s and securities with a fair value totaling $714 that are rated “D” by Standard & Poor’s.

All of our gross unrealized losses are greater than 12 months.

The following table summarizes our investments in securities as of December 31, 2012:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS and subordinated debentures	$637,376	$(152,173)	$485,203	4.2%	20.9
Other securities	11,584	(11,584)	0	4.8%	39.9

Total trading securities	648,960	(163,757)	485,203	4.2%	21.2
Available-for-sale securities	3,600	(3,598)	2	2.1%	29.9
Security-related receivables
TruPS and subordinated debenture receivables	111,025	(19,877)	91,148	6.5%	9.1
Unsecured REIT note receivables	30,000	2,769	32,769	6.7%	4.1
CMBS receivables (2)	83,342	(39,532)	43,810	5.6%	32.2
Other securities	38,508	(35,931)	2,577	2.8%	37.4

Total security-related receivables	262,875	(92,571)	170,304	5.7%	20.0

Total investments in securities	$915,435	$(259,926)	$655,509	4.6%	21.0

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $8,398 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $26,013 that are rated between “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $8,782 that are rated “CCC” by Standard & Poor’s, and securities with a fair value totaling $617 that are rated “D” by Standard & Poor’s.

All of our gross unrealized losses are greater than 12 months.

TruPS included above as trading securities include (a) investments in TruPS issued by VIEs of which we are not the primary beneficiary and which we do not consolidate and (b) transfers of investments in TruPS securities to us that were accounted for as a sale pursuant to FASB ASC Topic 860, “Transfers and Servicing.”

The following table summarizes the non-accrual status of our investments in securities:

	As of June 30, 2013			As of December 31, 2012
	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$83,557	1.9%	$5,678	$83,557	1.9%	$5,678
Other securities	40,448	3.0%	2	35,159	3.2%	2
CMBS receivables	28,608	5.9%	746	35,208	5.9%	642

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of June 30, 2013 and December 31, 2012, investment in securities of $678,276 in principal amount of TruPS and subordinated debentures, and $98,219 and $101,021, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	As of June 30, 2013		As of December 31, 2012
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family real estate properties	$654,149	35	$613,888	34
Office real estate properties	276,119	11	271,847	11
Retail real estate properties	83,197	4	82,081	4
Parcels of land	48,509	10	47,765	10

Subtotal	1,061,974	60	1,015,581	59
Less: Accumulated depreciation and amortization	(112,325)		(97,392)

Investments in real estate	$949,649		$918,189

As of June 30, 2013, our investments in real estate of $949,649 are financed through $143,957 of mortgages held by third parties and $870,472 of mortgages held by our consolidated commercial real estate securitizations: RAIT CRE CDO I, Ltd., or RAIT I, and RAIT Preferred Funding II, Ltd., or RAIT II. As of December 31, 2012, our investments in real estate of $918,189 are financed through $144,645 of mortgages held by third parties and $830,077 of mortgages held by RAIT I and RAIT II. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by RAIT I and RAIT II. All intercompany balances and interest charges are eliminated in consolidation.

 Acquisitions:

During the six-month period ended June 30, 2013, we acquired one multi-family property with a purchase price of $35,400, which consisted of the assumption of two commercial real estate loans and the issuance of limited liability company membership units. These units are redeemable for our common shares in defined circumstances. Upon acquisition, we recorded the investment in real estate, including any related working capital, at fair value of $36,950 and recorded a gain on asset of $1,550.

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the one property acquired during the six-month period ended June 30, 2013, on the respective date of the acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$36,950
Cash and cash equivalents	35
Restricted cash	350
Other assets	172

Total assets acquired	37,507

Description	Estimated Fair Value
Liabilities assumed:
Accounts payable and accrued expenses	335
Other liabilities	99

Total liabilities assumed	434

Estimated fair value of net assets acquired	$37,073

The following table summarizes the consideration transferred to acquire the real estate property and the amounts of identified assets acquired and liabilities assumed at the respective acquisition date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans	$36,950
Other considerations	123

Total fair value of consideration transferred	$37,073

During the six-month period ended June 30, 2013, this investment did not contribute any revenue and any net income allocable to common shares. During the six-month period ended June 30, 2013, we did not incur any third-party acquisition-related costs.

Our consolidated unaudited pro forma information, after including the acquisition of real estate properties, is presented below as if the acquisition occurred on January 1, 2012. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Six-Month Period Ended June 30, 2013	For the Six-Month Period Ended June 30, 2012
Total revenue, as reported	$116,873	$93,669
Pro forma revenue	118,606	95,396
Net income (loss) allocable to common shares, as reported	(156,409)	(113,970)
Pro forma net income (loss) allocable to common shares	(155,889)	(113,518)

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

Subsequent to June 30, 2013, we completed the conversion of one commercial real estate loan with a carrying value of $15,000, relating to one multi-family real estate property, to owned real estate. We are completing the process of estimating the fair value of the assets acquired.

Dispositions:

During the six-month period ended June 30, 2013, we did not dispose of any real estate properties. Subsequent to June 30, 2013, we sold one multi-family real estate property for a total purchase price of $3,300. We recorded losses on the sale of this asset of $1,326, which is included in the accompanying consolidated statement of operations.

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of June 30, 2013:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$110,437	7.0%	Apr. 2031
Secured credit facility	7,121	7,121	3.0%	Dec. 2016
Junior subordinated notes, at fair value (2)	18,671	11,933	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.8%	Apr. 2037
CMBS facilities	12,569	12,569	2.7%	Oct. 2013 to Nov. 2013
Commercial mortgage facility	14,825	14,825	2.2%	Dec. 2013

Total recourse indebtedness (3)	193,286	181,985	5.0%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,290,484	1,288,968	0.6%	2045 to 2046
CDO notes payable, at fair value (2)(4)(6)	918,055	304,687	1.0%	2037 to 2038
Loans payable on real estate	143,980	143,980	5.4%	Sep. 2015 to Nov. 2022

Total non-recourse indebtedness	2,352,519	1,737,635	1.0%

Total indebtedness	$2,545,805	$1,919,620	1.3%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $90,000 with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1,760,167 principal amount of commercial mortgages, mezzanine loans, other loans, and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1,035,821 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of June 30, 2013 was $791,642. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2012:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$109,631	7.0%	Apr. 2031
Secured credit facility	8,090	8,090	3.0%	Dec. 2016
Junior subordinated notes, at fair value (2)	38,052	29,655	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.8%	Apr. 2037

Total recourse indebtedness (3)	186,242	172,476	5.9%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,297,069	1,295,400	0.6%	2045 to 2046
CDO notes payable, at fair value (2)(4)(6)	984,380	187,048	1.0%	2037 to 2038
Loans payable on real estate	144,671	144,671	5.4%	Sept. 2015 to May 2021

Total non-recourse indebtedness	2,426,120	1,627,119	1.1%

Total indebtedness	$2,612,362	$1,799,595	1.4%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $94,000 with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.

(5)	Collateralized by $1,757,789 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1,118,346 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2012 was $849,919. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the six-month period ended June 30, 2013 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 142.6266 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $7.01 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

Secured credit facility. As of June 30, 2013, we have $7,121 outstanding under our secured credit facility, which is payable in December 2016 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

Junior subordinated notes, at fair value. During the six-month period ended June 30, 2013, we prepaid the $19,381 junior subordinated note. After reflecting the prepayment, only the second $18,671 junior subordinated note remains outstanding.

CMBS facilities. We maintain CMBS facilities with two investment banks with total borrowing capacity of $250,000. The CMBS facilities are repurchase agreements that provide for margin calls in the event the conduit loans financed by the facilities change in value. As of June 30, 2013 we had $12,569 of outstanding borrowings under the CMBS facilities. As of June 30, 2013, $237,431 in aggregate principal amount remained available under the CMBS facilities.

Commercial mortgage facility. We maintain a commercial mortgage facility with an investment bank with total borrowing capacity of $150,000. The commercial mortgage facility is a repurchase agreement that provides for margin calls in the event the commercial mortgages financed by the facility change in value. As of June 30, 2013 we had $14,825 of outstanding borrowings under the commercial mortgage facility. As of June 30, 2013, $135,175 in aggregate principal amount remained available under the commercial mortgage facility.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of June 30, 2013.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the six-month period ended June 30, 2013, $66,325 of restricted cash, including cash flow that was re-directed from our retained interests in these CDOs, was used to repay the most senior holders of our CDO notes payable.

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of June 30, 2013, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013		As of December 31, 2012
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$1,087,770	$(122,936)	$1,110,720	$(151,358)
Interest rate caps	36,000	1,006	36,000	1,053

Net fair value	$1,123,770	$(121,930)	$1,146,720	$(150,305)

During the period July 1, 2013 through December 31, 2013, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $28,100 and a weighted average strike rate of 5.25% as of June 30, 2013, will terminate in accordance with their terms.

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $8,098 and $8,940 to earnings for the three-month periods ended June 30, 2013 and 2012 and $16,384 and $17,850 for the six-month periods ended June 30, 2013 and 2012.

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. As of June 30, 2013, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $561,151 and had a liability balance with a fair value of $67,078. See Note 8: “Fair Value of Financial Instruments” for the changes in value of these hedges during the three-month and six-month periods ended June 30, 2013 and 2012. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

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

The following table summarizes the carrying amount and the fair value of our financial instruments as of June 30, 2013:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,161,766	$1,120,809
Investments in securities and security-related receivables	603,173	603,173
Cash and cash equivalents	60,401	60,401
Restricted cash	99,119	99,119
Derivative assets	1,528	1,528
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	110,437	141,738
Secured credit facility	7,121	7,121
Junior subordinated notes, at fair value	11,933	11,933
Junior subordinated notes, at amortized cost	25,100	13,696
CMBS facilities	12,569	12,569
Commercial mortgage facility	14,825	14,825
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,288,968	781,554
CDO notes payable, at fair value	304,687	304,687
Loans payable on real estate	143,980	152,305
Derivative liabilities	123,458	123,458

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2012:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,075,129	$1,063,716
Investments in securities and security-related receivables	655,509	655,509
Cash and cash equivalents	100,041	100,041
Restricted cash	90,641	90,641
Derivative assets	1,132	1,132
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	109,631	115,230
Secured credit facility	8,090	8,090
Junior subordinated notes, at fair value	29,655	29,655
Junior subordinated notes, at amortized cost	25,100	12,700
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,295,400	722,371
CDO notes payable, at fair value	187,048	187,048
Loans payable on real estate	144,671	156,510
Derivative liabilities	151,438	151,438

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of June 30, 2013
Trading securities
TruPS	$0	$0	$486,989	$486,989
Other securities	0	0	0	0
Available-for-sale securities	0	2	0	2
Security-related receivables
TruPS receivables	0	0	36,582	36,582
Unsecured REIT note receivables	0	32,564	0	32,564
CMBS receivables	0	44,549	0	44,549
Other securities	0	2,487	0	2,487
Derivative assets	0	1,528	0	1,528

Total assets	$0	$81,130	$523,571	$604,701

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of June 30, 2013
Junior subordinated notes, at fair value	$0	$0	$11,933	$11,933
CDO notes payable, at fair value	0	0	304,687	304,687
Derivative liabilities	0	56,380	67,078	123,458

Total liabilities	$0	$56,380	$383,698	$440,078

(a)	During the six-month period ended June 30, 2013, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

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

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, duration, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Generally, an increase in the yields, credit spreads or estimated duration will decrease the fair value of our financial instruments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value, as determined by management, may fluctuate from period to period and any ultimate liquidation or sale of the investment may result in proceeds that may be significantly different than fair value. The weighted average effective dollar price of our TruPS and TruPS receivables as of June 30, 2013 and December 31, 2012 is 77 and 77.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the six-month period ended June 30, 2013:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2012	$485,203	$91,148	$576,351
Change in fair value of financial instruments	18,786	(1,441)	17,345
Purchases	0	0	0
Principal Repayments	(17,000)	(53,125)	(70,125)

Balance, as of June 30, 2013	$486,989	$36,582	$523,571

Liabilities	Derivative Liabilities	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2012	$79,462	$187,048	$29,655	$296,165
Change in fair value of financial instruments	(12,384)	183,964	1,659	173,239
Purchases	0	0	0	0
Sales	0	0	0	0
Principal repayments	0	(66,325)	(19,381)	(85,706)

Balance, as of June 30, 2013	$67,078	$304,687	$11,933	$383,698

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

				Fair Value Measurement
	Carrying Amount as of June 30, 2013	Estimated Fair Value as of June 30, 2013	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,161,766	$1,120,809	Discounted cash flows	$0	$0	$1,120,809
7.0% convertible senior notes	110,437	141,738	Trading price	141,738	0	0
Junior subordinated notes, at amortized cost	25,100	13,696	Discounted cash flows	0	0	13,696
CDO notes payable, at amortized cost	1,288,968	781,554	Discounted cash flows	0	0	781,554
Loans payable on real estate	143,980	152,305	Discounted cash flows	0	0	152,305

				Fair Value Measurement
	Carrying Amount as of December 31, 2012	Estimated Fair Value as of December 31, 2012	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,075,129	$1,063,716	Discounted cash flows	$0	$0	$1,063,716
7.0% convertible senior notes	109,631	115,230	Trading price	115,230	0	0
Junior subordinated notes, at amortized cost	25,100	12,700	Discounted cash flows	0	0	12,700
CDO notes payable, at amortized cost	1,295,400	722,371	Discounted cash flows	0	0	722,371
Loans payable on real estate	144,671	156,510	Discounted cash flows	0	0	156,510

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
Description	2013	2012	2013	2012
Change in fair value of trading securities and security-related receivables	$3,053	$11,712	$18,166	$17,844
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(80,393)	(11,524)	(190,267)	(119,828)
Change in fair value of derivatives	1,320	(11,357)	(3,676)	(18,108)

Change in fair value of financial instruments	$(76,020)	$(11,169)	$(175,777)	$(120,092)

The changes in the fair value for the investment in securities, CDO notes payable, and other liabilities for which the fair value option was elected for the three-month and six-month periods ended June 30, 2013 and 2012 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was due to repayments at par because of OC failures when the CDO notes have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the three-month and six-month periods ended June 30, 2013 and 2012 was mainly due to changes in interest rates.

NOTE 9: VARIABLE INTEREST ENTITIES

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date. As of June 30, 2013 and December 31, 2012, our consolidated VIEs were: Taberna Preferred Funding VIII, Ltd., or Taberna VIII, Taberna Preferred Funding IX, Ltd, or Taberna IX, RAIT I, RAIT II, Willow Grove and Cherry Hill.

	As of June 30, 2013	As of December 31, 2012
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,918,215	$1,917,925
Allowance for losses	(17,125)	(17,125)

Total investments in mortgages and loans	1,901,090	1,900,800
Investments in real estate, net of accumulated depreciation of $2,341 and $1,941, respectively	20,317	20,609
Investments in securities and security-related receivables, at fair value	602,555	654,795
Cash and cash equivalents	273	276
Restricted cash	57,270	50,203
Accrued interest receivable	71,082	67,271
Deferred financing costs, net of accumulated amortization of $15,010 and $13,633, respectively	11,364	12,741

Total assets	$2,663,951	$2,706,695

Liabilities and Equity
Indebtedness (including $304,687 and $187,048 at fair value, respectively)	$1,837,445	$1,724,356
Accrued interest payable	66,500	59,914
Accounts payable and accrued expenses	3,254	3,335
Derivative liabilities	123,458	151,438
Deferred taxes, borrowers’ escrows and other liabilities	5,702	4,877

Total liabilities	2,036,359	1,943,920
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(73,309)	(90,954)
RAIT Investment	292,237	295,641
Retained earnings	408,664	558,088

Total shareholders’ equity	627,592	762,775

Total liabilities and equity	$2,663,951	$2,706,695

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

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $16,095, as of June 30, 2013. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

During the period from the effective date of the purchase agreement through June 30, 2013, we sold the following securities to the investor for an aggregate purchase price of $65,000: (i) 2,600,000 Series D Preferred Shares, (ii) warrants exercisable for 6,455,150 common shares (which have subsequently adjusted to 6,560,331 shares as of the date of filing this report); and (iii) investor SARs exercisable with respect to 4,378,183.55 common shares (which have subsequently adjusted to 4,449,521.89 shares as of the date of filing this report). As of June 30, 2013, the following securities remain issuable to the investor for an aggregate purchase price of $35,000: (i) 1,400,000 Series D Preferred Shares, (ii) warrants exercisable for 3,475,850 common shares (which have subsequently adjusted to 3,532,486 shares as of the date of filing this report), and (iii) investor SARs exercisable for 2,357,483.45 common shares (which have subsequently adjusted to 2,395,896.40 shares as of the date of filing this report). The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through June 30, 2013:

Aggregate purchase price		$65,000
Initial value of warrants and investor SARs issued to-date	(9,751)
Costs incurred	(4,952)

Total discount		(14,703)
Discount amortization to-date		985

Carrying amount of Series D Preferred Shares		$51,282

NOTE 11: EQUITY

Preferred Shares

Dividends:

On January 29, 2013, our board of trustees declared a first quarter 2013 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on April 1, 2013 to holders of record on March 1, 2013 and totaled $4,840.

On May 14, 2013, our board of trustees declared a second quarter 2013 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on July 1, 2013 to holders of record on June 3, 2013 and totaled $5,142.

On July 30, 2013, our board of trustees declared a third quarter 2013 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends will be paid on September 30, 2013 to holders of record on September 3, 2013.

At Market Issuance Sales Agreement (ATM):

On May 21, 2012, we entered into an At Market Issuance Sales Agreement, or Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to 2,000,000 Series A Preferred Shares, up to 2,000,000 Series B Preferred Shares, and up to 2,000,000 Series C Preferred Shares. Unless the Preferred ATM agreement is earlier terminated by MLV or us, the Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the Preferred ATM agreement. During the six-month period ended June 30, 2013, pursuant to the Preferred ATM agreement we issued a total of 625,000 Series A Preferred Shares at a weighted-average price of $24.00 per share and we received $14,550 of net proceeds. We did not issue any Series B Preferred Shares or Series C Preferred Shares during the six-month period ended June 30, 2013. From July 1, 2013 through August 5, 2013 we issued a total of 320,000 Series A Preferred Shares pursuant to the ATM at a weighted-average price of $23.75 per share and we received $7,372 of net proceeds. After reflecting the preferred shares issued through August 5, 2013, 690,712, 1,969,835, and 1,959,900 of Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the Preferred ATM agreement.

Common Shares

Dividends:

On March 15, 2013, the board of trustees declared a $0.12 dividend on our common shares to holders of record as of April 3, 2013. The dividend was paid on April 30, 2013 and totaled $8,334.

On June 20, 2013, the board of trustees declared a $0.13 dividend on our common shares to holders of record as of July 12, 2013. The dividend was paid on July 31, 2013 and totaled $9,032.

Equity Compensation:

During the six-month period ended June 30, 2013, 54,728 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

On July 30, 2013, the compensation committee awarded 6,578 restricted common share awards, valued at $50 using our closing stock price of $7.60, to one of the board’s non-management trustees. Three quarters of this award vested immediately and the remainder vests three months after the award date.

On January 29, 2013, the compensation committee awarded 43,536 restricted common share awards, valued at $300 using our closing stock price of $6.89, to six of the board’s non-management trustees. One quarter of these awards vested immediately and the remainder vest over a nine-month period. On January 29, 2013, the compensation committee awarded 369,500 restricted common share awards, valued at $2,577 using our closing stock price of $6.89, to our executive officers and non-executive officer employees. These awards generally vest over three-year periods.

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

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the six-month period ended June 30, 2013, we issued a total of 2,343 common shares pursuant to the DRSPP at a weighted-average price of $7.81 per share and we received $18 of net proceeds. As of June 30, 2013, 7,781,137 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the six-month period ended June 30, 2013, there were no common shares issued pursuant to this agreement. From July 1, 2013 through August 5, 2013 we issued a total of 287,277 common shares pursuant to this agreement at a weighted-average price of $7.59 per share and we received $2,126 of net proceeds. After reflecting the common shares issued through August 5, 2013, 9,712,723 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

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

NOTE 12: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2013 and 2012:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2013	2012	2013	2012
Income (loss) from continuing operations	$(60,338)	$(3,570)	$(145,679)	$(107,234)
(Income) loss allocated to preferred shares	(5,589)	(3,419)	(10,807)	(6,829)
(Income) loss allocated to noncontrolling interests	50	38	77	93

Income (loss) from continuing operations allocable to common shares	(65,877)	(6,951)	(156,409)	(113,970)
Income (loss) from discontinued operations	0	0	0	0

Net income (loss) allocable to common shares	$(65,877)	$(6,951)	$(156,409)	$(113,970)

Weighted-average shares outstanding—Basic	69,757,807	49,902,247	65,086,432	47,026,586
Dilutive securities under the treasury stock method	0	0	0	0

Weighted-average shares outstanding—Diluted	69,757,807	49,902,247	65,086,432	47,026,586

Earnings (loss) per share—Basic:
Continuing operations	$(0.94)	$(0.14)	$(2.40)	$(2.42)
Discontinued operations	0.00	0.00	0.00	0.00

Total earnings (loss) per share—Basic	$(0.94)	$(0.14)	$(2.40)	$(2.42)

Earnings (loss) per share—Diluted:
Continuing operations	$(0.94)	$(0.14)	$(2.40)	$(2.42)
Discontinued operations	0.00	0.00	0.00	0.00

Total earnings (loss) per share—Diluted	$(0.94)	$(0.14)	$(2.40)	$(2.42)

For the three-month and six-month periods ended June 30, 2013, securities convertible into 32,265 and 16,082,812 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three-month and six-month periods ended June 30, 2012, securities convertible into 15,328,251 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

Scott F. Schaeffer is our Chairman, Chief Executive Officer and President, and is a Trustee. Mr. Schaeffer’s spouse was a director of The Bancorp, Inc., or Bancorp, until her resignation from that position on July 24, 2013. She and Mr. Schaeffer own, in the aggregate, less than 1% of Bancorp’s outstanding common shares. For transactions subsequent to July 24, 2013, we do not expect to treat Bancorp as a related party. Each transaction with Bancorp through June 30, 2013 is described below:

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of June 30, 2013 and December 31, 2012, we had $763 and $239, respectively, of cash and cash equivalents and $433 and $289, respectively, of restricted cash on deposit at Bancorp. We did not receive any interest income from the Bancorp during the three-month and six-month periods ended June 30, 2013 and 2012. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp under a lease agreement extending through August 2014 at an annual rental expense based upon the amount of square footage occupied. We have a sublease agreement with a third party for the remaining term of our sublease. Rent paid to Bancorp was $74 and $53 for the three-month periods ended June 30, 2013 and 2012, respectively, and was $164 and $132 for the six-month periods ended June 30, 2013 and 2012. Rent received for our sublease was $43 and $44 for the three-month periods ended June 30, 2013 and 2012, respectively, and was $87 for the six-month periods ended June 30, 2013 and 2012.

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

NOTE 15: SUBSEQUENT EVENTS

On July 31, 2013, or the closing date, we closed a CMBS securitization transaction structured to be collateralized by $135,000 of floating rate commercial mortgage loans and participation interests, or the FL1 collateral, that we originated. The CMBS securitization transaction is intended to finance the FL1 collateral on a non-recourse basis. In connection with the CMBS securitization transaction, our subsidiaries made certain customary representations, warranties and covenants.

On the closing date, our subsidiary, RAIT 2013-FL1 Trust, or the FL1 issuer, issued classes of investment grade senior notes, or the FL1 senior notes, with an aggregate principal balance of approximately $101,250 to investors, representing an advance rate of approximately 75%. A RAIT subsidiary received the unrated classes of junior notes, or the FL1 junior notes, including a class with an aggregate principal balance of $33,750, and the equity, or the retained interests, of the FL1 issuer. The FL1 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.85%. The stated maturity of the FL1 notes is January 2029, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in August 2015 or upon defined tax events, the FL1 issuer may redeem the FL1 senior notes, in whole but not in part, at the direction of defined holders of FL1 junior notes that we hold.

On the closing date, the FL1 issuer purchased FL1 collateral with an aggregate principal balance of approximately $70,762 and approximately $64,238 was reserved for the expected acquisition by the FL1 issuer of additional collateral meeting defined eligibility criteria during a ramp-up period ending by February 28, 2014, which FL1 Collateral will be originated, selected and serviced by our subsidiary.

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

In order to take advantage of market opportunities in the future, and to maximize shareholder value over time, we will continue to focus on:

•

expanding RAIT’s commercial real estate revenue by originating commercial real estate loans, investing in commercial real estate-related assets, managing and servicing investments for our own account or for others, and providing property management services;

•	creating value through investing in our commercial real estate properties and implementing cost savings programs to help maximize property value over time;

•	maintaining and expanding our sources of liquidity;

•	sponsoring REITs and other sponsored companies and generating fee income by advising the sponsored companies and through broker-dealer activities;

•	managing our leverage to provide risk-adjusted returns for our shareholders; and

•	managing our investment portfolios to reposition our assets, increase our cash flows and maximize the value of our assets over time.

We continue to have success in implementing these strategies as demonstrated by our loan originations and growth in our adjusted funds from operations and operating income. During the six-month period ended June 30, 2013, we originated $265.7 million of commercial real estate loans, had conduit loan sales of $120.2 million and loan repayments of $9.4 million, resulting in net loan growth of $136.1 million. Our business originating conduit loans continues to grow. With regards to our owned commercial real estate portfolios, we continue to see improvements in the key measures of their performance: occupancy and rental rates. As a result, the rental income at our owned properties increased to $55.0 million during the six-month period ended June 30, 2013. Our asset growth and asset performance resulted in growth in our adjusted funds from operations to $40.6 million and growth in our operating income to $29.1 million during the six-month period ended June 30, 2013.

While we generated a GAAP net loss allocable to common shares of $156.4 million, or $2.40 per common share-diluted, during the six-month period ended June 30, 2013, we attribute this loss primarily to continued non-cash negative changes in the fair value of various financial instruments. For the six-month period ended June 30, 2013, the net change in fair value of financial instruments decreased net income by $175.8 million. This is comprised of the change in fair value of financial instruments of $189.3 million associated with an increase in the fair value of non-recourse debt, CDO Notes payable issued by Taberna VIII and Taberna IX and the associated interest rate hedges. This non-cash mark-to-market reduction to earnings was partially offset by $18.2 million of non-cash mark-to-market increases in the fair value of trading securities and security related receivables.

Key Statistics

Set forth below are key statistics relating to our business through June 30, 2013 (dollars in thousands, except per share data):

	As of or For the Three-Month Periods Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Financial Statistics:
Assets under management	$3,692,349	$3,669,564	$3,630,959	$3,598,503	$3,642,189
Debt to equity	2.8 x	2.8 x	2.4 x	2.4 x	2.4 x
Total revenue	$58,622	$58,251	$54,922	$52,193	$47,873
Earnings per share, diluted	$(0.94)	$(1.50)	$(0.99)	$(0.37)	$(0.14)
Funds from operations per share, diluted	$(0.81)	$(1.37)	$(0.83)	$(0.21)	$0.01
Adjusted funds from operations per share, diluted	$0.32	$0.31	$0.33	$0.30	$0.25
Common dividend declared	$0.13	$0.12	$0.10	$0.09	$0.08
Commercial Real Estate (“CRE”) Loan Portfolio (a):
Reported CRE Loans—unpaid principal	$1,154,306	$1,118,519	$1,068,984	$1,042,047	$1,072,655
Non-accrual loans—unpaid principal	$65,597	$68,257	$69,080	$70,419	$73,592
Non-accrual loans as a % of reported loans	5.7%	6.1%	6.5%	6.8%	6.9%
Reserve for losses	$24,222	$26,206	$30,400	$32,738	$35,426
Reserves as a % of non-accrual loans	36.9%	38.4%	44.0%	46.5%	48.1%
Provision for losses	$500	$500	$500	$500	$500
CRE Property Portfolio:
Reported investments in real estate, net	$949,649	$914,919	$918,189	$906,487	$911,128
Net operating income	$12,947	$12,759	$12,184	$12,158	$12,053
Number of properties owned	60	59	59	58	58
Multifamily units owned	8,535	8,206	8,206	8,014	8,014
Office square feet owned	2,015,576	2,015,524	2,015,524	2,015,524	2,015,524
Retail square feet owned	1,421,059	1,422,572	1,422,572	1,422,481	1,422,298
Acres of land owned	21.92	21.92	21.92	21.92	21.92
Average physical occupancy data:
Multifamily properties	92.6%	92.6%	90.0%	90.2%	91.2%
Office properties	74.3%	70.3%	72.8%	71.9%	71.0%
Retail properties	68.7%	68.9%	73.2%	73.2%	70.0%

Total	87.1%	85.9%	85.1%	84.6%	85.2%
Average effective rent per unit/square foot (b)
Multifamily (c)	$727	$720	$718	$699	$695
Office (d)	$18.77	$18.91	$18.82	$19.08	$19.07
Retail (d)	$11.78	$11.95	$12.53	$11.74	$12.44

(a)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only and does not include other loans. See Note 3-“Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.
(b)	Based on properties owned as of June 30, 2013.
(c)	Average effective rent is rent per unit per month.
(d)	Average effective rent is rent per square foot per year.

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

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of June 30, 2013 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$790,861	6.3%	Aug. 2013 to Jul. 2023	60
Mezzanine loans	272,331	9.4%	Aug. 2013 to Apr. 2024	80
Preferred equity interests	63,767	9.8%	Mar. 2014 to Aug. 2025	15

Total CRE Loans	1,126,959	7.2%		155
Other loans	34,922	4.6%	Aug. 2013 to Oct. 2016	2

Total investments in loans	$1,161,881	7.1%		157

During the six-month period ended June 30, 2013, we originated $265.7 million of new loans and had CMBS loan sales of $120.2 million and loan repayments of $9.4 million, resulting in net loan growth of $136.1 million.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of June 30, 2013:

(a)	Based on book value.

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. The table below describes certain characteristics of our investments in real estate as of June 30, 2013 (dollars in thousands, except average effective rent):

	Investments in Real Estate (a)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	Average Effective Rent (a)
Multi-family real estate properties (b)	$654,149	92.6%	8,535	35	$727
Office real estate properties (c)	276,119	74.3%	2,015,576	11	18.77
Retail real estate properties (c)	83,197	68.7%	1,421,059	4	11.78
Parcels of land	48,509	N/A	21.9	10	N/A

Total	$1,061,974	87.1%		60

(a)	Based on properties owned as of June 30, 2013.
(b)	Average effective rent is rent per unit per month.
(c)	Average effective rent is rent per square foot per year.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of June 30, 2013:

(a)	Based on book value.

Investment in debt securities—TruPS and Subordinated Debentures. Historically, we provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of June 30, 2013, we retained a controlling interest in two such securitizations—Taberna VIII and Taberna IX, which are consolidated entities. We present all of the collateral assets for the debt securities and the related non-recourse securitization financing obligations at fair value in our consolidated financial statements. During the six-month period ended June 30, 2013, due to the credit performance of the underlying collateral, we received only our senior collateral management fees from these two securitizations. We do not expect to add investments in this asset category for the foreseeable future due to market conditions.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of June 30, 2013 (dollars in thousands):

			Issuer Statistics
Industry Sector	Estimated Fair Value	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$110,091	1.5%	53.9%	2.9x
Office	134,190	6.7%	60.7%	1.7x
Residential Mortgage	51,563	2.5%	74.8%	4.8x
Specialty Finance	79,681	4.3%	80.2%	1.6x
Homebuilders	18,750	8.0%	86.6%	1.1x
Retail	76,790	2.4%	60.2%	2.4x
Hospitality	26,608	8.7%	141.6%	0.4x
Storage	25,898	8.0%	76.8%	3.2x

Total	$523,571	3.9%	69.4%	2.3x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of June 30, 2013:

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

The table and the chart below describe certain characteristics of our real estate-related debt securities as of June 30, 2013 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Book Value
Unsecured REIT note receivables	$32,564	6.7%	3.6	$30,000
CMBS receivables	44,549	5.6%	31.3	76,741
Other securities	2,489	2.8%	35.3	52,416

Total	$79,602	4.7%	28.1	$159,157

(a)	S&P Ratings as of June 30, 2013.

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

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

•

RAIT I—RAIT I has $977.1 million of total collateral at par value, of which $17.9 million is defaulted. The current overcollateralization, or OC, test is passing at 126.9% with an OC trigger of 116.2%. We currently own $43.7 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $43.7 million of the securities we own issued by RAIT I as collateral for a senior secured note we issued.

•

RAIT II—RAIT II has $827.8 million of total collateral at par value, of which $18.9 million is defaulted. The current OC test is passing at 117.7% with an OC trigger of 111.7%. We currently own $108.5 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $104.0 million of the securities we own issued by RAIT II as collateral for a senior secured note we issued.

•

Taberna VIII—Taberna VIII has $515.1 million of total collateral at par value, of which $52.0 million is defaulted. The current OC test is failing at 80.9% with an OC trigger of 103.5%. We currently own $40.0 million of the securities that were originally rated investment grade and $93.0 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

Taberna IX—Taberna IX has $520.8 million of total collateral at par value, of which $121.8 million is defaulted. The current OC test is failing at 68.5% with an OC trigger of 105.4%. We currently own $89.0 million of the securities that were originally rated investment grade and $97.5 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

RAIT 2013-FL1 Securitization

On July 31, 2013, or the closing date, we closed a CMBS securitization transaction structured to be collateralized by $135.0 million of floating rate commercial mortgage loans and participation interests, or the FL1 collateral, that we originated. The CMBS securitization transaction is intended to finance the FL1 collateral on a non-recourse basis. In connection with the CMBS securitization transaction, our subsidiaries made certain customary representations, warranties and covenants.

On the closing date, our subsidiary, RAIT 2013-FL1 Trust, or the FL1 issuer, issued classes of investment grade senior notes, or the FL1 senior notes, with an aggregate principal balance of approximately $101.2 million to investors, representing an advance rate of approximately 75%. A RAIT subsidiary received the unrated classes of junior notes, or the FL1 junior notes, including a class with an aggregate principal balance of $33.8 million, and the equity, or the retained interests, of the FL1 issuer. The FL1 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.85%. The stated maturity of the FL1 notes is January 2029, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in August 2015 or upon defined tax events, the FL1 issuer may redeem the FL1 senior notes, in whole but not in part, at the direction of defined holders of FL1 junior notes that we hold.

On the closing date, the FL1 issuer purchased FL1 collateral with an aggregate principal balance of approximately $71.8 million and approximately $64.2 million was reserved for the expected acquisition by the FL1 issuer of additional collateral meeting defined eligibility criteria during a ramp-up period ending by February 28, 2014, which FL1 Collateral will be originated, selected and serviced by our subsidiary.

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

The table below summarizes our AUM as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	AUM as of June 30, 2013	AUM as of December 31, 2012
Commercial real estate portfolio (1)	$2,144,471	$1,993,655
U.S. TruPS portfolio (2)	1,547,878	1,637,304

Total	$3,692,349	$3,630,959

(1)	As of June 30, 2013 and December 31, 2012, our commercial real estate portfolio was comprised of $979.3 million and $1.0 billion of assets collateralizing RAIT I and RAIT II, $949.6 million and $918.2 million, respectively, of investments in real estate and $215.5 million and $85.9 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized.
(2)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I, Taberna VIII, and Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

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

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the three-month periods ended June 30, 2013 and 2012 (dollars in thousands, except share information):

	For the Three-Month Period Ended June 30, 2013		For the Three-Month Period Ended June 30, 2012
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(65,877)	$(0.94)	$(6,951)	$(0.14)
Adjustments:
Real estate depreciation and amortization	8,050	0.11	7,449	0.15
(Gains) losses on the sale of real estate	1,326	0.02	0	0.00

Funds From Operations	$(56,501)	$(0.81)	$498	$0.01

Adjusted Funds From Operations:
Funds From Operations	$(56,501)	$(0.81)	$498	$0.01
Adjustments:
Change in fair value of financial instruments	76,020	1.09	11,169	0.23
(Gains) losses on debt extinguishment	0	0.00	0	0.00
Capital expenditures, net of direct financing	(797)	(0.01)	(535)	(0.01)
Straight-line rental adjustments	(678)	(0.01)	(785)	(0.02)
Amortization of deferred items and intangible assets	3,267	0.05	1,516	0.03
Share-based compensation	743	0.01	549	0.01

Adjusted Funds From Operations	$22,054	$0.32	$12,412	$0.25

(1)	Based on 69,757,807 weighted-average shares outstanding-diluted for the three-month period ended June 30, 2013.
(2)	Based on 49,902,247 weighted-average shares outstanding-diluted for the three-month period ended June 30, 2012.

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the six-month periods ended June 30, 2013 and 2012 (dollars in thousands, except share information):

	For the Six-Month Period Ended June 30, 2013		For the Six-Month Period Ended June 30, 2012
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(156,409)	$(2.40)	$(113,970)	$(2.42)
Adjustments:
Real estate depreciation and amortization	16,023	0.24	14,908	0.31
(Gains) losses on the sale of real estate	1,326	0.02	0	0.00

Funds From Operations	$(139,060)	$(2.14)	$(99,062)	$(2.11)

Adjusted Funds From Operations:
Funds From Operations	$(139,060)	$(2.14)	$(99,062)	$(2.11)
Adjustments:
Change in fair value of financial instruments	175,777	2.69	120,092	2.56
(Gains) losses on debt extinguishment	0	0.00	(1,574)	(0.03)
Capital expenditures, net of direct financing	(969)	(0.01)	(783)	(0.02)
Straight-line rental adjustments	(966)	(0.01)	(1,091)	(0.02)
Amortization of deferred items and intangible assets	4,400	0.07	3,042	0.06
Share-based compensation	1,466	0.02	1,106	0.02

Adjusted Funds From Operations	$40,648	$0.62	$21,730	$0.46

(1)	Based on 65,086,432 weighted-average shares outstanding-diluted for the six-month period ended June 30, 2013.
(2)	Based on 47,026,586 weighted-average shares outstanding-diluted for the six-month period ended June 30, 2012.

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

Set forth below is a reconciliation of adjusted book value to shareholders’ equity as of June 30, 2013 (dollars in thousands, except share information):

	As of June 30, 2013
	Amount	Per Share (1)
Total shareholders’ equity	$770,523	$11.01
Liquidation value of preferred shares (2)	(191,946)	(2.74)

Book value	578,577	8.27
Adjustments:
Taberna VIII and Taberna IX securitizations	(334,551)	(4.79)
RAIT I and RAIT II derivative liabilities	53,464	0.76
Change in fair value for warrants and investor SARs	6,342	0.09
Accumulated depreciation and amortization	138,264	1.98
Valuation of recurring collateral and property management fees	19,255	0.28

Total adjustments	(117,226)	(1.68)

Adjusted book value	$461,351	$6.59

(1)	Based on 69,960,454 common shares outstanding as of June 30, 2013.
(2)	Based on 3,749,288 Series A preferred shares, 2,288,465 Series B preferred shares, and 1,640,100 Series C preferred shares outstanding as of June 30, 2013, all of which have a liquidation preference of $25.00 per share.

Results of Operations

Three-Month Period Ended June 30, 2013 Compared to the Three-Month Period Ended June 30, 2012

Revenue

Net interest margin. Net interest margin increased $3.8 million, or 18.8%, to $24.0 million for the three-month period ended June 30, 2013 from $20.2 million for the three-month period ended June 30, 2012. Investment interest income has increased, when compared to the three-month period ended June 30, 2012, as a result of an increase in our average investments in loans and securities. This increase was primarily caused by the origination of new loans since June 30, 2012. In addition, investment interest expense decreased for the three-month period ended June 30, 2013 as compared to the three-month period ended June 30, 2012 primarily attributable to $0.5 million of reduced interest rate hedging costs from the expiration of interest rate swap agreements associated with our consolidated RAIT I and RAIT II securitizations since June 30, 2012 and $0.6 million of reduced interest expense from repurchases and repayments of our CDO notes payable.

Rental income. Rental income increased $2.4 million to $27.9 million for the three-month period ended June 30, 2013 from $25.5 million for the three-month period ended June 30, 2012. The increase is attributable to $0.5 million of rental income from two new properties acquired or consolidated since June 30, 2012, $0.3 million of rental income from two properties acquired during the three-month period ended June 30, 2012 present for a full quarter of operations during the three-month period ended June 30, 2013, and $1.6 million from improved occupancy and rental rates in 2013 as compared to 2012.

Fee and other income. Fee and other income increased $4.7 million to $6.8 million for the three-month period ended June 30, 2013 from $2.1 million for the three-month period ended June 30, 2012. The increase is attributable to $4.1 million of conduit fee income and $0.7 million in other income associated with a legal settlement.

Expenses

Interest expense. Interest expense decreased $0.8 million, or 7.4%, to $10.0 million for the three-month period ended June 30, 2013 from $10.8 million for the three-month period ended June 30, 2012. The decrease is primarily attributable to the repayment of $19.4 million of Junior Subordinated Notes during the first quarter of 2013 as well as an interest rate reduction on the Junior Subordinated Notes as they had a fixed rate during the three-month period ended June 30, 2012 and had a floating rate for the three-month period ended June 30, 2013 which was, during the period, lower than the fixed rate. This was partially offset by an increase in interest expense from the commercial mortgage facility and loans payable on real estate.

Real estate operating expense. Real estate operating expense increased $1.4 million to $14.9 million for the three-month period ended June 30, 2013 from $13.5 million for the three-month period ended June 30, 2012. Operating expenses increased primarily due to the two properties acquired or consolidated since June 30, 2012 and from the two properties acquired during the three-month period ended June 30, 2012 present for a full quarter of operations during the three-month period ended June 30, 2013. In our existing portfolio, real estate tax expenses increased in the three-month period ended June 30, 2013 due real estate property tax refunds received in the three-month period ended June 30, 2012.

Compensation expense. Compensation expense increased $1.1 million, or 21.2%, to $6.3 million for the three-month period ended June 30, 2013 from $5.2 million for the three-month period ended June 30, 2012. This increase was primarily attributable to an increase in stock-based compensation and for new employees hired since June 30, 2012.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.0 million to $8.6 million for the three-month period ended June 30, 2013 from $7.6 million for the three-month period ended June 30, 2012. The increase is attributable to $0.2 million of depreciation expense from two new properties acquired or consolidated since June 30, 2012, $0.4 million of operating expenses from two properties acquired during the three-month period ended June 30, 2012 present for a full quarter of operations during the three-month period ended June 30, 2013, and $0.4 million from our other consolidated properties.

Other income (expense)

Other income (expense). During the three-month period ended June 30, 2012, other income (expense) included a one-time accrual of $1.5 million loss associated with a sublease on our New York office space. In January 2013, we executed a sub-lease on our New York office space at a monthly rate that is less than our remaining contractual obligation.

Gain on assets. During the three-month period ended June 30, 2013, gain on assets included a $1.6 million gain on the acquisition of one multi-family property with a fair value of $37.0 million for a purchase price of $35.4 million. This was partially offset with an accrual of a $1.3 million loss related to the disposition of a real estate property in July 2013. During the three-month period ended June 30, 2012, gain on assets included a $2.5 million gain on the conversion of two loans to real estate owned property as the fair value of the real estate acquired exceeded the carrying amount of our loans.

Change in fair value of financial instruments. During the three-month period ended June 30, 2013, the change in fair value of financial instruments reduced our net income by $76.0 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three-Month Period Ended June 30, 2013	For the Three-Month Period Ended June 30, 2012
Change in fair value of trading securities and security-related receivables	$3,053	$11,712
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(80,393)	(11,524)
Change in fair value of derivatives	1,320	(11,357)

Change in fair value of financial instruments	$(76,020)	$(11,169)

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

Six-Month Period Ended June 30, 2013 Compared to the Six-Month Period Ended June 30, 2012

Revenue

Net interest margin. Net interest margin increased $8.0 million, or 20.1%, to $47.8 million for the six-month period ended June 30, 2013 from $39.8 million for the six-month period ended June 30, 2012. Investment interest income has increased, when compared to the six-month period ended June 30, 2012, as a result of an increase in our average investments in loans and securities. This increase was primarily caused by the origination of new loans since June 30, 2012. In addition, investment interest expense decreased for the six-month period ended June 30, 2013 as compared to the six-month period ended June 30, 2012 primarily attributable to $0.8 million of reduced interest rate hedging costs from the expiration of interest rate swap agreements associated with our consolidated RAIT I and RAIT II securitizations since June 30, 2012, $1.3 million of reduced interest expense from repurchases and repayments of our CDO notes payable.

Rental income. Rental income increased $4.6 million to $55.0 million for the six-month period ended June 30, 2013 from $50.4 million for the six-month period ended June 30, 2012. The increase is attributable to $1.1 million of rental income from two new properties acquired or consolidated since June 30, 2012, $1.4 million from two properties acquired during the six-months ended June 30, 2012 present for a full two quarters of operations in 2013, and $2.1 million from improved occupancy and rental rates in 2013 as compared to 2012.

Fee and other income. Fee and other income increased $10.6 million to $14.1 million for the six-month period ended June 30, 2013 from $3.5 million for the six-month period ended June 30, 2012. The increase is attributable to $7.9 million of conduit fee income and structuring fee income and $2.6 million in other income associated with legal settlements.

Expenses

Interest expense. Interest expense decreased $2.1 million, or 9.7%, to $19.6 million for the six-month period ended June 30, 2013 from $21.7 million for the six-month period ended June 30, 2012. The decrease is attributable to the repayment of $19.4 million of Junior Subordinated Notes during the first quarter of 2013, an interest rate reduction on the Junior Subordinated Notes as they had a fixed rate during the six-month period ended June 30, 2012 and had a floating rate for the six-month period ended June 30, 2013 which was, during the period, lower than the fixed rate, repurchases of our 6.875% convertible senior notes and repayments of our CDO notes payable. This was partially offset by an increase in interest expense from the outstanding borrowings on the commercial mortgage facility during the six-month period ended June 30, 2013 as compared to the same period in 2012 and an increase in loans payable on real estate relating to the acquisition of a real estate property in October 2012.

Real estate operating expense. Real estate operating expense increased $2.0 million to $29.3 million for the six-month period ended June 30, 2013 from $27.3 million for the six-month period ended June 30, 2012. Operating expenses increased primarily due to the two properties acquired or consolidated since June 30, 2012 and from the two properties acquired during the six-months ended June 30, 2012 present for a full two quarters of operations in 2013. In our existing portfolio, operating expenses increased due to increases in utilities, repairs and maintenance, real estate taxes and legal expenses, which were partially offset by lower bad debt expenses.

Compensation expense. Compensation expense increased $2.3 million, or 20.9%, to $13.3 million for the six-month period ended June 30, 2013 from $11.0 million for the six-month period ended June 30, 2012. This increase was due to $1.1 million of severance paid during the six-month period ended June 30, 2013, $0.4 million increase in stock-based compensation, and an increase in salary and benefits for new employees hired since June 30, 2012.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.9 million to $17.2 million for the six-month period ended June 30, 2013 from $15.3 million for the six-month period ended June 30, 2012. The increase is attributable to $0.4 million of depreciation expense from two new properties acquired or consolidated since June 30, 2012, $0.6 million from two properties acquired during the six-months ended June 30, 2012 present for a full two quarters of operations in 2013, $0.8 million from our other consolidated properties, and corporate depreciation of $0.1 million.

Other income (expense)

Other income (expense). During the six-month period ended June 30, 2012, other income (expense) included a one-time accrual of $1.5 million loss associated with a sublease on our New York office space. In January 2013, we executed a sub-lease on our New York office space at a monthly rate that is less than our remaining contractual obligation.

Gain on assets. During the six-month period ended June 30, 2013, gain on assets included a $1.6 million gain on the acquisition of one multi-family property with a fair value of $37.0 million for a purchase price of $35.4 million. This was partially offset with an accrual of a $1.3 million loss related to the disposition of a real estate property in July 2013. During the six-month period ended June 30, 2012, gain on assets included a $2.5 million gain on the conversion of two loans to real estate owned property as the fair value of the real estate acquired exceeded the carrying amount of our loans.

Gains on extinguishment of debt. Gains on extinguishment of debt during the six-month period ended June 30, 2012 are attributable to the repurchase of $2.5 million principal amount of RAIT I debt notes from the market for $0.9 million of cash, resulting in gains on extinguishment of debt of $1.6 million.

Change in fair value of financial instruments. During the six-months ended June 30, 2013, the change in fair value of financial instruments reduced our net income by $175.8 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Six-Month Period Ended June 30, 2013	For the Six-Month Period Ended June 30, 2012
Change in fair value of trading securities and security-related receivables	$18,166	$17,844
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(190,267)	(119,828)
Change in fair value of derivatives	(3,676)	(18,108)

Change in fair value of financial instruments	$(175,777)	$(120,092)

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing, redeeming or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $60.4 million as of June 30, 2013;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings, including our CMBS facilities and loan participations; and

•	proceeds from future offerings of our securities, including pursuant to the Series D preferred shares purchase agreement, DRSPP and ATM discussed below.

During the period July 1, 2013 through December 31, 2013, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $28.1 million and a weighted average strike rate of 5.25% as of June 30, 2013, will terminate in accordance with their terms. We expect this will result in increased cash flow to us of $1.5 million during the remainder of 2013 as compared to the same period in 2012.

Cash Flows

As of June 30, 2013 and 2012, we maintained cash and cash equivalents of approximately $60.4 million and $44.3 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six-Month Periods Ended June 30
	2013	2012
Cash flow from operating activities	$21,110	$7,345
Cash flow from investing activities	(66,323)	60,209
Cash flow from financing activities	5,573	(53,009)

Net change in cash and cash equivalents	(39,640)	14,545
Cash and cash equivalents at beginning of period	100,041	29,720

Cash and cash equivalents at end of period	$60,401	$44,265

The cash outflow for investing activities for the six-month period ended June 30, 2013 is substantially due to new investments in loans of $251.1 million exceeded loan repayments of $129.5 million. These cash outflows were partially offset by payoffs we received for our investment in securities totaling $70.5 million for the six-month period ended June 30, 2013. The cash inflows during the six-month period ended June 30, 2012 was substantially due to the decrease in our restricted cash to repay the most senior note holders of a consolidated securitization, which was offset by cash outflows as new investments in loans exceeded loan repayments for the six-month period ended June 30, 2012.

Cash flow from operating activities for the six-month period ended June 30, 2013, as compared to the same period in 2012, has increased due to reduced interest expense and the timing of payments for various accounts payable and accrued liabilities. This was partially offset by an increase in other assets, including prepaid expenses for insurance and real estate taxes, as the size of our portfolio of real estate properties has grown.

The cash inflow from our financing activities during the six-month period ended June 30, 2013 is primarily due to the issuance of our preferred shares through our ATM program, the issuance of common shares from the underwritten public offering in April 2013 and from the underwriters’ exercise of their overallotment option related to the public offering from the fourth quarter of 2012. These cash inflows were partially offset by the outflows from the repayments and repurchases of our CDO notes payable and the repayment of a junior subordinated note during the six-month period ended June 30, 2013.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities before changes in assets and liabilities. During the six-month period ended June 30, 2013, we paid distributions to our preferred and common shareholders of $19.2 million and generated cash flows from operating activities, before changes in assets and liabilities, of $47.9 million. The cash flow from operating activities of $21.1 million during six-month period ended June 30, 2013 exceeded these distributions paid to our shareholders by $1.9 million. The source of funds used to pay these distributions was cash flows from operations before changes in assets and liabilities, as mentioned above.

Capitalization

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of June 30, 2013 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$110,437	7.0%	Apr. 2031
Secured credit facility	7,121	7,121	3.0%	Dec. 2016
Junior subordinated notes, at fair value (2)	18,671	11,933	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.8%	Apr. 2037
CMBS facilities	12,569	12,569	2.7%	Oct. 2013 to Nov. 2013
Commercial mortgage facility	14,825	14,825	2.2%	Dec. 2013

Total recourse indebtedness (3)	193,286	181,985	5.0%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,290,484	1,288,968	0.6%	2045 to 2046
CDO notes payable, at fair value (2)(4)(6)	918,055	304,687	1.0%	2037 to 2038
Loans payable on real estate	143,980	143,980	5.4%	Sep. 2015 to Nov. 2022

Total non-recourse indebtedness	2,352,519	1,737,635	1.0%

Total indebtedness	$2,545,805	$1,919,620	1.3%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $90.0 million with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1.8 billion principal amount of commercial mortgages, mezzanine loans, other loans, and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1.0 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of June 30, 2013 was $791.6 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the six-month period ended June 30, 2013 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 142.6266 common shares per $1,000 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $7.01 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

Secured credit facility. As of June 30, 2013, we have $7.1 million outstanding under our secured credit facility, which is payable in December 2016 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

Junior subordinated notes, at fair value. During the six-month period ended June 30, 2013, we prepaid the $19.4 million junior subordinated note. After reflecting the prepayment, only the second $18.7 million junior subordinated note remains outstanding.

CMBS facilities. We maintain CMBS facilities with two investment banks with total borrowing capacity of $250.0 million. The CMBS facilities are repurchase agreements that provide for margin calls in the event the conduit loans financed by the facilities change in value. As of June 30, 2013 we had $12.6 million of outstanding borrowings under the CMBS facilities. As of June 30, 2013, $237.4 million in aggregate principal amount remained available under the CMBS facilities.

Commercial mortgage facility. We maintain a commercial mortgage facility with an investment bank with total borrowing capacity of $150.0 million. The commercial mortgage facility is a repurchase agreement that provides for margin calls in the event the commercial mortgages financed by the facility change in value. As of June 30, 2013 we had $14.8 million of outstanding borrowings under the commercial mortgage facility. As of June 30, 2013, $135.2 million in aggregate principal amount remained available under the commercial mortgage facility.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both of our CRE CDOs are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of June 30, 2013.

CDO notes payable, at fair value. Both of our Taberna consolidated CDOs are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the six-month period ended June 30, 2013, $66.3 million of restricted cash, including cash flow that was re-directed from our retained interests in these CDOs, was used to repay the most senior holders of our CDO notes payable.

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

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $16.1 million, as of June 30, 2013. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

During the period from the effective date of the purchase agreement through June 30, 2013, we sold the following securities to the investor for an aggregate purchase price of $65.0 million: (i) 2,600,000 Series D Preferred Shares, (ii) warrants exercisable for 6,455,150 common shares (which have subsequently adjusted to 6,560,331 shares as of the date of filing this report); and (iii) investor SARs exercisable with respect to 4,378,183.55 common shares (which have subsequently adjusted to 4,449,521.89 shares as of the date of filing this report). As of June 30, 2013, the following securities remain issuable to the investor for an aggregate purchase price of $35.0 million: (i) 1,400,000 Series D Preferred Shares, (ii) warrants exercisable for 3,475,850 common shares (which have subsequently adjusted to 3,532,486 shares as of the date of filing this report), and (iii) investor SARs exercisable for 2,357,483.45 common shares (which have subsequently adjusted to 2,395,896.40 shares as of the date of filing this report). The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through June 30, 2013: (dollars in thousands)

Aggregate purchase price		$65,000
Initial value of warrants and investor SARs issued to-date	(9,751)
Costs incurred	(4,952)

Total discount		(14,703)
Discount amortization to-date		985

Carrying amount of Series D Preferred Shares		$51,282

Preferred Shares

Dividends:

On January 29, 2013, our board of trustees declared a first quarter 2013 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on April 1, 2013 to holders of record on March 1, 2013 and totaled $4.8 million.

On May 14, 2013, our board of trustees declared a second quarter 2013 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on July 1, 2013 to holders of record on June 3, 2013 and totaled $5.1 million.

On July 30, 2013, our board of trustees declared a third quarter 2013 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends will be paid on September 30, 2013 to holders of record on September 3, 2013.

At Market Issuance Sales Agreement (ATM):

On May 21, 2012, we entered into an At Market Issuance Sales Agreement, or Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to 2,000,000 Series A Preferred Shares, up to 2,000,000 Series B Preferred Shares, and up to 2,000,000 Series C Preferred Shares. Unless the Preferred ATM agreement is earlier terminated by MLV or us, the Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the Preferred ATM agreement. During the six-month period ended June 30, 2013, pursuant to the Preferred ATM agreement we issued a total of 625,000 Series A Preferred Shares at a weighted-average price of $24.00 per share and we received $14.6 million of net proceeds. We did not issue any Series B Preferred Shares or Series C Preferred Shares during the six-month period ended June 30, 2013. From July 1, 2013 through August 5, 2013 we issued a total of 320,000 Series A Preferred Shares pursuant to the ATM at a weighted-average price of $23.75 per share and we received $7.4 million of net proceeds. After reflecting the preferred shares issued through August 5, 2013, 690,712, 1,969,835, and 1,959,900 of Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the Preferred ATM agreement.

Common Shares

Dividends:

On March 15, 2013, the board of trustees declared a $0.12 dividend on our common shares to holders of record as of April 3, 2013. The dividend was paid on April 30, 2013 and totaled $8.3 million.

On June 20, 2013, the board of trustees declared a $0.13 dividend on our common shares to holders of record as of July 12, 2013. The dividend was paid on July 31, 2013 and totaled $9.0 million.

Equity Compensation:

During the six-month period ended June 30, 2013, 54,728 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

On July 30, 2013, the compensation committee awarded 6,578 restricted common share awards, valued at $0.1 million using our closing stock price of $7.60, to one of the board’s non-management trustees. Three quarters of this award vested immediately and the remainder vests three months after the award date.

On January 29, 2013, the compensation committee awarded 43,536 restricted common share awards, valued at $0.3 million using our closing stock price of $6.89, to six of the board’s non-management trustees. One quarter of these awards vested immediately and the remainder vest over a nine-month period. On January 29, 2013, the compensation committee awarded 369,500 restricted common share awards, valued at $2.6 million using our closing stock price of $6.89, to our executive officers and non-executive officer employees. These awards generally vest over three-year periods.

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

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the six-month period ended June 30, 2013, we issued a total of 2,343 common shares pursuant to the DRSPP at a weighted-average price of $7.81 per share and we received $0.1 million of net proceeds. As of June 30, 2013, 7,781,137 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the six-month period ended June 30, 2013, there were no common shares issued pursuant to this agreement. From July 1, 2013 through August 5, 2013 we issued a total of 287,277 common shares pursuant to this agreement at a weighted-average price of $7.59 per share and we received $2.1 million of net proceeds. After reflecting the common shares issued through August 5, 2013, 9,712,723 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

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

There have been no material changes in quantitative and qualitative market risks during the six-month period ended June 30, 2013 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2012. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2013, or the effective date, we engaged in a “downREIT” transaction whereby we formed a limited liability company subsidiary, or holdco, and holdco issued its managing class A membership units to our subsidiary, or the class A member, and issued class B membership units, or the class B units, to specified individuals, or the class B members. Prior to this transaction, the class B members indirectly controlled a limited liability company, or the borrower, that was the borrower on mortgage loans and mezzanine loans made by our subsidiaries with respect to a property owned by the borrower. As of the effective date, the class B members caused the contribution of the equity of the borrower to holdco and received 213,958 class B units, in the aggregate, and were credited with capital contributions aggregating approximately $1.6 million.

Subsequent to two years after the effective date, the class B members have redemption rights with respect to their class B units. The class A member may elect in its discretion to acquire some or all of the tendered class B units in exchange for our common shares. One of our common shares would be issued for each class B unit in any redemption other than a redemption in connection with a sale of the underlying property. In the case of such a redemption, the number of common shares issued would be equal to the number of tendered class B units plus an additional number of shares with equivalent fair market value to a distribution to be made in defined circumstances in connection with a sale of the property. The class B members received registration rights with respect to any of our common shares issued in connection with a redemption. The class A units and class B units issued in this transaction were issued in private placement transactions exempt from registration under the Securities Act of 1933, as amended.

Item 5.	Other Information.

The disclosure below is intended to be made pursuant to Item 8.01-“Other Events” of Form 8-K.

Arthur Makadon

On July 24, 2013, Arthur Makadon, who had served as a Trustee on the Board of Trustees of RAIT since July 2002, died. The Board of Trustees and management of RAIT extend their condolences to Mr. Makadon’s family.

RAIT 2013-FL1 Securitization

On July 31, 2013, or the closing date, we closed a CMBS securitization transaction structured to be collateralized by $135.0 million of floating rate commercial mortgage loans and participation interests, or the FL1 collateral, that we originated. The CMBS securitization transaction is intended to finance the FL1 collateral on a permanent, non-mark to market and non-recourse basis.

On the closing date, our subsidiary, RAIT 2013-FL1 Trust, or the FL1 issuer, issued classes of investment grade senior notes, or the FL1 senior notes, with an aggregate principal balance of approximately $101.0 million to investors, representing an advance rate of approximately 75%. A RAIT subsidiary received the unrated classes of junior notes, or the FL1 junior notes, including a class with an aggregate principal balance of $34.0 million, and the equity, or the retained interests, of the FL1 issuer. The FL1 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.85%. The stated maturity of the FL1 notes is January 2029, unless redeemed or repaid prior thereto, though we expect the average life of the notes to be less. Subject to certain conditions, beginning in August 2015 or upon defined tax events, the FL1 issuer may redeem the FL1 senior notes, in whole but not in part, at the direction of defined holders of FL1 junior notes that we hold.

On the closing date, the FL1 issuer purchased FL1 collateral with an aggregate principal balance of approximately $71.0 million and approximately $65.0 million was reserved for the expected acquisition by the FL1 issuer of an additional $65.0 million of FL1 collateral meeting defined eligibility criteria during a ramp-up period ending by February 28, 2014, which FL1 Collateral will be originated, selected and serviced by our subsidiary. The FL1 issuer will not make any investments after the termination of the ramp-up period and, if any reserved amounts remain at that time, those amounts would be distributed by the FL1 issuer to pay down the FL1 senior notes. We expect that the FL1 issuer will fully invest the reserved amounts by the end of the ramp-up period resulting in the acquisition of $135.0 million of F1 collateral, in the aggregate, assuming no material market disruptions. The net proceeds we received from this CMBS securitization transaction were used to repay approximately $22.0 million of borrowings primarily under our commercial mortgage facility that had originally financed the FL1 collateral sold on the closing date.

In connection with the CMBS securitization transaction, our subsidiaries made certain customary representations, warranties and covenants. If there is a material breach of those representations and warranties or a material defect in the documentation of any of the FL1 collateral, then our subsidiary may be required to either cure the breach, repurchase the affected FL1 collateral from the FL1 issuer, replace the FL1 collateral with another assets meeting the eligibility criteria of the FL1 collateral or make a loss of value payment, as the case may be. Our retained interests will be subordinate to interests of holders of the FL1 senior notes. Upon the occurrence of defined events, our role as servicer may be terminated.

The notes issued in the CMBS securitization were sold in inside the United States to (1) qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, and (2) to other institutional investors that are accredited investors within the meaning of rule 501(a)(1), (2), (3) or (7) of Regulation D under the Securities Act, and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. These notes were not registered under the Securities Act or applicable state or foreign securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws. An affiliate of the lender under our commercial mortgage facility served as the placement agent in the offering of the FL1 senior notes.

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

RAIT FINANCIAL TRUST (Registrant)

Date: August 7, 2013	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chairman of the Board, Chief Executive Officer and President
(On behalf of the registrant and as its Principal Executive Officer)

Date: August 7, 2013	By:	/s/ James J. Sebra
James J. Sebra, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1.1	Amended and Restated Declaration of Trust of RAIT Financial Trust (“RAIT”). (1)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. (2)

3.1.3	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. (3)

3.1.4	Certificate of Correction to the Amended and Restated Declaration of RAIT. (4)

3.1.5	Articles of Amendment to Amended and Restated Declaration of RAIT. (5)

3.1.6	Articles of Amendment to Amended and Restated Declaration of RAIT. (6)

3.1.7	Articles Supplementary (the “Series A Articles Supplementary”) relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) of RAIT. (7)

3.1.8	Certificate of Correction to the Series A Articles Supplementary. (7)

3.1.9	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series B Preferred Shares”) of RAIT. (8)

3.1.10	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series C Preferred Shares”) of RAIT. (9)

3.1.11	Articles Supplementary relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (10)

3.1.12	Certificate of Correction relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (11)

3.1.13	Articles Supplementary (the “Series D Articles Supplementary”) relating to the Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”) of RAIT. (12)

3.1.14	Articles Supplementary relating to the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series E Preferred Shares”) of RAIT. (13)

3.1.15	Amendment dated November 30, 2012 to the Series D Articles Supplementary. (13)

3.2	By-laws of RAIT. (14).

4.1.1	Form of Certificate for Common Shares of Beneficial Interest. (6)

4.1.2	Form of Certificate for the Series A Preferred Shares. (15)

4.1.3	Form of Certificate for the Series B Preferred Shares. (8)

4.1.4	Form of Certificate for the Series C Preferred Shares. (9)

4.1.5	Form of Certificate for Series D Preferred Shares. (16)

4.1.6	Form of Certificate for Series E Preferred Shares. (16)

4.2.1	Indenture dated as of April 18, 2007 among RAIT Financial Trust (“RAIT”), as issuer, RAIT Partnership, L.P. (“RAIT Partnership”), and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (17)

4.2.2	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (17)

4.3.1	Base Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (18)

4.3.2	Supplemental Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (18)

4.4	Indenture dated as of October 5, 2011 between RAIT and Wilmington Trust, National Association, as trustee. (19)

4.5.1	Registration Rights Agreement dated as of October 1, 2012 by and among RAIT and ARS VI Investor I, LLC (“ARS VI”). (12)

Exhibit Number	Description of Documents

4.5.2	Common Share Purchase Warrant No. 1 dated October 17, 2012 issued by RAIT to ARS VI. (16)

4.5.3	Common Share Appreciation Right No. 1 dated October 17, 2012 issued by RAIT to ARS VI. (16)

4.5.4	Common Share Purchase Warrant No. 2 dated November 15, 2012 issued by RAIT to ARS VI. (20)

4.5.5	Common Share Appreciation Right No. 2 dated November 15, 2012 issued by RAIT to ARS VI. (20)

4.5.6	Common Share Purchase Warrant No. 3 dated December 18, 2012 issued by RAIT to ARS VI. (21)

4.5.7	Common Share Appreciation Right No. 3 dated December 18, 2012 issued by RAIT to ARS VI. (21)

Certain Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1	Separation Agreement between Jack E. Salmon and RAIT with an execution date of February 1, 2013. (22)

10.2.1	IAP Form of Share Appreciation Rights Award Agreement adopted January 29, 2013. (22)

10.2.2	IAP Form of Share Award Grant Agreement for participants other than non-management trustees adopted January 29, 2013. (22)

10.2.3	IAP Form of Share Award Grant Agreement for non- management trustees adopted January 29, 2013.(23)

12.1	Statements regarding computation of ratios as of June 30, 2013. *

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. *

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. *

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. *

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. *

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on

Form 10-Q for the period ended June 30, 2013 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three month and six month periods ended June 30, 2013 and 2012; (ii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three month and six month periods ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the three month and six month periods ended June 30, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements. The information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document. *

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