Form 10-Q
period 2013-09-30
RAIT Financial Trust
filed 2013-11-05
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

A total of 70,255,832 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of November 4, 2013.

RAIT FINANCIAL TRUST

1

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of September 30, 2013	As of December 31, 2012
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,111,313	$1,075,129
Allowance for losses	(23,317)	(30,400)

Total investments in mortgages and loans	1,087,996	1,044,729
Investments in real estate, net of accumulated depreciation of $119,377 and $97,392, respectively	986,296	918,189
Investments in securities and security-related receivables, at fair value	574,576	655,509
Cash and cash equivalents	116,623	100,041
Restricted cash	158,114	90,641
Accrued interest receivable	50,967	47,335
Other assets	51,614	45,459
Deferred financing costs, net of accumulated amortization of $18,656 and $15,811, respectively	18,025	19,734
Intangible assets, net of accumulated amortization of $3,504 and $2,976, respectively	2,097	2,343

Total assets	$3,046,308	$2,923,980

Liabilities and Equity
Indebtedness ($314,275 and $216,703 at fair value, respectively)	$1,978,225	$1,799,595
Accrued interest payable	24,806	24,129
Accounts payable and accrued expenses	32,861	22,990
Derivative liabilities	117,303	151,438
Deferred taxes, borrowers’ escrows and other liabilities	46,000	35,704

Total liabilities	2,199,195	2,033,856
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 2,600,000 shares issued and outstanding	52,498	52,278
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,760,000 shares authorized, 4,069,288 and 3,124,288 shares issued and outstanding	41	31
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,288,465 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,100 shares issued and outstanding	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	0	0
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 70,249,254 and 58,913,142 issued and outstanding, including 385,148 unvested restricted common share awards at September 30, 2013	2,108	1,760
Additional paid in capital	1,940,389	1,837,389
Accumulated other comprehensive income (loss)	(71,129)	(95,173)
Retained earnings (deficit)	(1,111,514)	(910,086)

Total shareholders’ equity	759,935	833,961
Noncontrolling interests	34,680	3,885

Total equity	794,615	837,846

Total liabilities and equity	$3,046,308	$2,923,980

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2013	2012	2013	2012
Revenue:
Investment interest income	$32,730	$30,358	$95,266	$87,059
Investment interest expense	(8,235)	(8,134)	(22,996)	(25,057)

Net interest margin	24,495	22,224	72,270	62,002
Rental income	29,233	26,412	84,260	76,783
Fee and other income	8,667	3,557	22,738	7,077

Total revenue	62,395	52,193	179,268	145,862
Expenses:
Interest expense	10,052	10,233	29,696	31,896
Real estate operating expense	15,521	14,254	44,842	41,538
Compensation expense	6,565	6,031	19,849	17,015
General and administrative expense	3,245	3,790	10,583	11,398
Provision for losses	500	500	1,500	1,500
Depreciation and amortization expense	8,784	7,939	25,972	23,233

Total expenses	44,667	42,747	132,442	126,580

Operating Income	17,728	9,446	46,826	19,282
Other income (expense)	(3,849)	52	(3,704)	(1,386)
Gains (losses) on assets	(191)	0	30	2,529
Gains (losses) on extinguishment of debt	0	0	0	1,574
Change in fair value of financial instruments	(24,659)	(24,177)	(200,436)	(144,269)

Income (loss) before taxes and discontinued operations	(10,971)	(14,679)	(157,284)	(122,270)
Income tax benefit (provision)	(164)	(292)	470	65

Income (loss) from continuing operations	(11,135)	(14,971)	(156,814)	(122,205)
Income (loss) from discontinued operations	0	0	0	0

Net income (loss)	(11,135)	(14,971)	(156,814)	(122,205)
(Income) loss allocated to preferred shares	(6,024)	(3,476)	(16,831)	(10,305)
(Income) loss allocated to noncontrolling interests	53	61	130	154

Net income (loss) allocable to common shares	$(17,106)	$(18,386)	$(173,515)	$(132,356)

Earnings (loss) per share—Basic:
Continuing operations	$(0.24)	$(0.37)	$(2.60)	$(2.76)
Discontinued operations	0.00	0.00	0.00	0.00

Total earnings (loss) per share—Basic	$(0.24)	$(0.37)	$(2.60)	$(2.76)

Weighted-average shares outstanding—Basic	70,192,918	49,908,051	66,807,299	47,994,085

Earnings (loss) per share—Diluted:
Continuing operations	$(0.24)	$(0.37)	$(2.60)	$(2.76)
Discontinued operations	0.00	0.00	0.00	0.00

Total earnings (loss) per share—Diluted	$(0.24)	$(0.37)	$(2.60)	$(2.76)

Weighted-average shares outstanding—Diluted	70,192,918	49,908,051	66,807,299	47,994,085

Distributions declared per common share	$0.15	$0.09	$0.40	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2013	2012	2013	2012
Net income (loss)	$(11,135)	$(14,971)	$(156,814)	$(122,205)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(1,641)	(3,420)	(379)	(11,600)
Realized (gains) losses on interest rate hedges reclassified to earnings	7,946	8,645	24,330	26,495
Change in fair value of available-for-sale securities	93	(14)	93	(111)

Total other comprehensive income (loss)	6,398	5,211	24,044	14,784

Comprehensive income (loss) before allocation to noncontrolling interests	(4,737)	(9,760)	(132,770)	(107,421)
Allocation to noncontrolling interests	53	61	130	154

Comprehensive income (loss)	$(4,684)	$(9,699)	$(132,640)	$(107,267)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine-Month Periods Ended September 30
	2013	2012
Operating activities:
Net income (loss)	$(156,814)	$(122,205)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	1,500	1,500
Share-based compensation expense	2,562	1,656
Depreciation and amortization	25,972	23,233
Amortization of deferred financing costs and debt discounts	5,860	5,249
Accretion of discounts on investments	(5,666)	(1,289)
(Gains) losses on assets	(30)	(2,529)
(Gains) losses on extinguishment of debt	0	(1,574)
Change in fair value of financial instruments	200,436	144,269
Changes in assets and liabilities:
Accrued interest receivable	(4,311)	(4,697)
Other assets	(7,038)	(7,028)
Accrued interest payable	(20,998)	(27,618)
Accounts payable and accrued expenses	8,118	5,801
Deferred taxes, borrowers’ escrows and other liabilities	(4,920)	(2,360)

Cash flow from operating activities	44,671	12,408
Investing activities:
Proceeds from sales of other securities	96,991	15,243
Purchase and origination of loans for investment	(419,661)	(264,410)
Principal repayments on loans	50,851	175,999
Sales of conduit loans	281,959	0
Investments in real estate	(46,725)	(10,073)
Proceeds from the disposition of real estate	3,139	0
(Increase) Decrease in restricted cash	(60,662)	173,722

Cash flow from investing activities	(94,108)	90,481
Financing activities:
Repayments on secured credit facility and loans payable on real estate	(9,268)	(2,347)
Repayments and repurchase of CDO notes payable	(135,947)	(108,689)
Proceeds from the issuance of senior notes from CMBS securitization	101,250	0
Repayments and repurchase of 6.875% convertible senior notes	0	(3,582)
Proceeds from repurchase agreements	156,781	22,291
Repayments of repurchase agreements	(138,780)	(22,291)
Issuance (acquisition) of noncontrolling interests	29,322	146
Payments for deferred costs	(1,864)	(240)
Preferred share issuance, net of costs incurred	21,879	1,997
Common share issuance, net of costs incurred	78,873	41,550
Distributions paid to preferred shareholders	(12,843)	(10,242)
Distributions paid to common shareholders	(23,384)	(10,483)

Cash flow from financing activities	66,019	(91,890)

Net change in cash and cash equivalents	16,582	10,999
Cash and cash equivalents at the beginning of the period	100,041	29,720

Cash and cash equivalents at the end of the period	$116,623	$40,719

Supplemental cash flow information:
Cash paid for interest	$26,494	$18,109
Cash paid (refunds received) for taxes	509	(422)
Non-cash increase in investments in real estate from conversion of loans	51,974	27,400
Non-cash decrease in indebtedness from conversion to shares or debt extinguishments	0	(1,574)
Non-cash increase in non-controlling interests from property acquisition	1,618	0

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

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

As of September 30, 2013

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

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

2)	Rental income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multi-family real estate properties, rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, rental income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, (b) providing or arranging to provide financing to our borrowers, (c) providing property management services to third parties, and (d) funding conduit loans for sale into unaffiliated commercial mortgage-backed securities, or CMBS, securitizations. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated.

During the three-month periods ended September 30, 2013 and 2012, we received $1,143 and $1,232, respectively, of earned asset management fees, of which we eliminated $867 and $897, respectively, of management fee income associated with consolidated securitizations.

During the nine-month periods ended September 30, 2013 and 2012, we received $3,582 and $3,744, respectively, of earned asset management fees, of which we eliminated $2,612 and $2,772, respectively, of management fee income associated with consolidated CDOs.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

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

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of September 30, 2013:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$768,466	$(21,181)	$747,285	59	6.3%	Nov. 2013 to Oct. 2038
Mezzanine loans	271,353	(3,345)	268,008	80	9.5%	Nov. 2013 to Apr. 2024
Preferred equity interests	63,453	(963)	62,490	14	9.8%	Mar. 2014 to Aug. 2025

Total CRE Loans	1,103,272	(25,489)	1,077,783	153	7.3%
Other loans	35,020	(131)	34,889	2	4.6%	Nov. 2013 to Oct. 2016

Total Loans	$1,138,292	$(25,620)	$1,112,672	155	7.2%

Deferred fees	(1,359)	0	(1,359)

Total investments in loans	$1,136,933	$(25,620)	$1,111,313

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.

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

During the nine-month period ended September 30, 2013, we acquired two multi-family properties with a purchase price of $65,400, which consisted of the assumption of three commercial real estate loans and the issuance of limited liability company membership units. These units are redeemable for our common shares in defined circumstances. See Note 5.

During the nine-month period ended September 30, 2012, we completed the conversion of two commercial real estate loans with a carrying value of $24,871 to real estate owned properties. We recorded a gain on asset of $2,529 as the value of the real estate exceeded the carrying amount of the converted loans.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the delinquency statistics of our commercial real estate loans as of September 30, 2013 and December 31, 2012:

Delinquency Status	As of September 30, 2013	As of December 31, 2012
30 to 59 days	$0	$1,974
60 to 89 days	5,211	5,211
90 days or more	5,813	37,130
In foreclosure or bankruptcy proceedings	17,902	9,420

Total	$28,926	$53,735

As of September 30, 2013 and December 31, 2012, approximately $45,337 and $69,080, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 8.4%. As of September 30, 2013 and December 31, 2012, 1 Other loan with a carrying amount of approximately $14,882 and $18,462, respectively, was on non-accrual status and had a weighted-average interest rate of 7.2%.

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans, and other loans for the three-month periods ended September 30, 2013 and 2012:

	For the Three-Month Period Ended September 30, 2013	For the Three-Month Period Ended September 30, 2012
Beginning balance	$24,222	$39,877
Provision	500	500
Charge-offs, net of recoveries	(1,405)	(7,639)

Ending balance	$23,317	$32,738

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans, and other loans for the nine-month periods ended September 30, 2013 and 2012:

	For the Nine-Month Period Ended September 30, 2013	For the Nine-Month Period Ended September 30, 2012
Beginning balance	$30,400	$46,082
Provision	1,500	1,500
Charge-offs, net of recoveries	(8,583)	(14,844)

Ending balance	$23,317	$32,738

As of September 30, 2013 and December 31, 2012, we identified 14 commercial mortgages, mezzanine loans and other loans with unpaid principal balances of $43,907 and $47,394, respectively, as impaired.

The average unpaid principal balance of total impaired loans was $44,594 and $60,275, respectively, during the three-month periods ended September 30, 2013 and 2012 and $45,815 and $72,485, respectively, during the nine-month periods ended September 30, 2013 and 2012. We recorded interest income from impaired loans of $23 and $65, respectively, for the three-month periods ended September 30, 2013 and 2012. We recorded interest income from impaired loans of $44 and $127, respectively, for the nine-month periods ended September 30, 2013 and 2012.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring (TDR) under FASB ASC Topic 310, “Receivables”. During the nine-month period ended September 30, 2013, we have determined that a modification to one commercial real estate loan constituted a TDR as the borrower was experiencing financial difficulties and we, as the lender, granted a concession to the borrower by extending the maturity date from March 2014 to February 2016. The outstanding recorded investment was $18,995 both before and after the modification. As of September 30, 2013, there were no TDRs that subsequently defaulted.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of September 30, 2013:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS	$620,376	$(135,474)	$484,902	3.8%	20.7
Other securities	12,015	(12,015)	0	4.8%	39.1

Total trading securities	632,391	(147,489)	484,902	3.8%	21.0
Available-for-sale securities	3,600	(3,598)	2	2.1%	29.1
Security-related receivables
TruPS receivables	32,900	(22,316)	10,584	3.4%	18.5
Unsecured REIT note receivables	30,000	2,819	32,819	6.7%	3.4
CMBS receivables (2)	76,729	(32,420)	44,309	5.6%	31.1
Other securities	34,711	(32,751)	1,960	2.4%	36.7

Total security-related receivables	174,340	(84,668)	89,672	4.7%	25.1

Total investments in securities	$810,331	$(235,755)	$574,576	3.9%	22.0

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $8,222 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $26,283 that are rated “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $9,053 that are rated “CCC” by Standard & Poor’s and securities with a fair value totaling $751 that are rated “D” by Standard & Poor’s.

All of our gross unrealized losses are greater than 12 months.

The following table summarizes our investments in securities as of December 31, 2012:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS and subordinated debentures	$637,376	$(152,173)	$485,203	4.2%	20.9
Other securities	11,584	(11,584)	0	4.8%	39.9

Total trading securities	648,960	(163,757)	485,203	4.2%	21.2
Available-for-sale securities	3,600	(3,598)	2	2.1%	29.9
Security-related receivables
TruPS and subordinated debenture receivables	111,025	(19,877)	91,148	6.5%	9.1
Unsecured REIT note receivables	30,000	2,769	32,769	6.7%	4.1
CMBS receivables (2)	83,342	(39,532)	43,810	5.6%	32.2
Other securities	38,508	(35,931)	2,577	2.8%	37.4

Total security-related receivables	262,875	(92,571)	170,304	5.7%	20.0

Total investments in securities	$915,435	$(259,926)	$655,509	4.6%	21.0

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $8,398 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $26,013 that are rated between “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $8,782 that are rated “CCC” by Standard & Poor’s, and securities with a fair value totaling $617 that are rated “D” by Standard & Poor’s.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

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

The following table summarizes the non-accrual status of our investments in securities:

	As of September 30, 2013			As of December 31, 2012
	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$83,557	1.9%	$5,678	$83,557	1.9%	$5,678
Other securities	40,574	3.0%	11	35,159	3.2%	2
CMBS receivables	28,597	5.9%	515	35,208	5.9%	642

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of September 30, 2013 and December 31, 2012, investment in securities of $653,276, and $748,401, respectively, in principal amount of TruPS and subordinated debentures, and $98,207 and $101,021, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	As of September 30, 2013		As of December 31, 2012
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family real estate properties (a)	$693,701	36	$613,888	34
Office real estate properties	279,599	11	271,847	11
Retail real estate properties	83,486	4	82,081	4
Parcels of land	48,887	10	47,765	10

Subtotal	1,105,673	61	1,015,581	59
Less: Accumulated depreciation and amortization	(119,377)		(97,392)

Investments in real estate	$986,296		$918,189

(a)	As of September 30, 2013, multi-family real estate properties include nine apartment properties owned by IRT with a book value of $151,860. As of December 31, 2012, multi-family real estate properties include eight apartment properties owned by IRT with a book value of $141,282.

As of September 30, 2013, our investments in real estate of $986,296 are financed through $143,553 of mortgages held by third parties and $878,666 of mortgages held by our consolidated commercial real estate securitizations: RAIT CRE CDO I, Ltd., or RAIT I, and RAIT Preferred Funding II, Ltd., or RAIT II. As of December 31, 2012, our investments in real estate of $918,189 are financed through $144,645 of mortgages held by third parties and $830,077 of mortgages held by RAIT I and RAIT II. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by RAIT I and RAIT II. All intercompany balances and interest charges are eliminated in consolidation.

Acquisitions:

During the nine-month period ended September 30, 2013, we acquired three multi-family properties with a purchase price of $78,650, which consisted of the assumption of three commercial real estate loans and the issuance of limited liability company membership units. These units are redeemable for our common shares in defined circumstances. Upon acquisition, we recorded the investment in real estate, including any related working capital, at fair value of $80,200 and recorded a gain on asset of $1,550.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the three properties acquired during the nine-month period ended September 30, 2013, on the respective date of the acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$80,200
Cash and cash equivalents	187
Restricted cash	1,089
Other assets	309

Total assets acquired	81,785
Liabilities assumed:
Accounts payable and accrued expenses	793
Other liabilities	240

Total liabilities assumed	1,033

Estimated fair value of net assets acquired	$80,752

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective acquisition date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans and cash	$80,200
Other considerations	552

Total fair value of consideration transferred	$80,752

During the nine-month period ended September 30, 2013, this investment contributed revenue of $1,497 and a net income allocable to common shares of $350. During the nine-month period ended September 30, 2013, we incurred $199 of third-party acquisition-related costs.

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

Description	For the Nine-Month Period Ended September 30, 2013	For the Nine-Month Period Ended September 30, 2012
Total revenue, as reported	$179,268	$145,862
Pro forma revenue	184,900	152,667
Net income (loss) allocable to common shares, as reported	(173,515)	(132,356)
Pro forma net income (loss) allocable to common shares	(171,605)	(130,353)

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

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share amounts)

Dispositions:

During the nine-month period ended September 30, 2013, we disposed of one multi-family real estate property for a total purchase price of $3,300. We recorded losses on the sale of this asset of $1,517, which is included in the accompanying consolidated statement of operations.

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of September 30, 2013:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$110,840	7.0%	Apr. 2031
Secured credit facility	6,627	6,627	3.0%	Dec. 2016
Junior subordinated notes, at fair value (2)	18,671	11,795	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	30,676	30,676	2.7%	Nov. 2013 to Oct. 2015

Total recourse indebtedness (3)	196,074	185,038	5.0%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,247,313	1,245,882	0.6%	2045 to 2046
CDO notes payable, at fair value (2)(4)(6)	898,187	302,480	1.0%	2037 to 2038
CMBS securitization	101,250	101,250	2.2%	Jan. 2029
Loans payable on real estate	143,575	143,575	5.4%	Sep. 2015 to Nov. 2022

Total non-recourse indebtedness	2,390,325	1,793,187	1.0%

Total indebtedness	$2,586,399	$1,978,225	1.4%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $88,000 with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1,714,443 principal amount of commercial mortgages, mezzanine loans, other loans, and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1,006,477 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of September 30, 2013 was $762,284. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

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

The current status or activity in our financing arrangements occurring as of or during the nine-month period ended September 30, 2013 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 145.7137 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $6.86 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

Secured credit facility. As of September 30, 2013, we have $6,627 outstanding under our secured credit facility, which is payable in December 2016 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

Junior subordinated notes, at fair value. During the nine-month period ended September 30, 2013, we prepaid the $19,381 junior subordinated note. After reflecting the prepayment, only the second $18,671 junior subordinated note remains outstanding.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share amounts)

CMBS facilities. We maintain CMBS facilities with two investment banks with total borrowing capacity of $250,000. The CMBS facilities are repurchase agreements that provide for margin calls in the event the conduit loans financed by the facilities change in value. On October 11, 2013, we extended the expiration date to October 27, 2015 for one of the CMBS facilities that has an aggregate principal amount available of $100,000. As of September 30, 2013 we had $30,676 of outstanding borrowings under the CMBS facilities. As of September 30, 2013, $219,324 in aggregate principal amount remained available under the CMBS facilities. As of September 30, 2013, we were in compliance with all financial covenants contained in the CMBS facilities.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Two of our consolidated securitizations collateralized primarily by commercial real estate loans, RAIT I and RAIT II, are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of September 30, 2013.

CDO notes payable, at fair value. Both of our consolidated securitizations collateralized primarily by TruPS, Taberna VIII and Taberna IX, are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC test failures are due to defaulted collateral assets and credit risk securities. During the nine-month period ended September 30, 2013, $86,193 of restricted cash, including cash flow that was re-directed from our retained interests in these CDOs, was used to repay the most senior holders of our CDO notes payable.

CMBS securitization. On July 31, 2013, or the closing date, we closed a CMBS securitization transaction structured to be collateralized by $135,000 of floating rate commercial mortgage loans and participation interests, or the FL1 collateral, that we originated. The CMBS securitization transaction is intended to finance the FL1 collateral on a non-recourse basis. In connection with the CMBS securitization transaction, our subsidiaries made certain customary representations, warranties and covenants.

On the closing date, our subsidiary, RAIT 2013-FL1 Trust, or RAIT FL1, issued classes of investment grade senior notes, or the FL1 senior notes, with an aggregate principal balance of approximately $101,250 to investors, representing an advance rate of approximately 75%. A RAIT subsidiary received the unrated classes of junior notes, or the FL1 junior notes, including a class with an aggregate principal balance of $33,750, and the equity, or the retained interests, of RAIT FL1. The FL1 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.85%. The stated maturity of the FL1 notes is January 2029, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in August 2015 or upon defined tax events, RAIT FL1 may redeem the FL1 senior notes, in whole but not in part, at the direction of defined holders of FL1 junior notes that we hold.

On the closing date, RAIT FL1 purchased FL1 collateral with an aggregate principal balance of approximately $70,762 and approximately $64,238 was reserved for the expected acquisition by RAIT FL1 of additional collateral meeting defined eligibility criteria during a ramp-up period ending by February 28, 2014, which FL1 Collateral will be originated, selected and serviced by our subsidiary. During the period from the closing date through November 4, 2013, RAIT FL1 acquired additional collateral of $35,700. As of November 4, 2013, RAIT FL1 held FL1 collateral with an aggregate principal balance of approximately $106,462 and approximately $28,538 remained available for future acquisitions.

Independence Realty Operating Partnership, LP Credit Agreement

On October 25, 2013, our subsidiary, Independence Realty Operating Partnership, LP, or IROP, the operating partnership of Independence Realty Trust, Inc., or IRT, entered into a $20,000 secured revolving credit agreement, or the IROP credit agreement, with The Huntington National Bank to be used to acquire properties, capital expenditures and for general corporate purposes. The IROP credit agreement has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement. IRT guaranteed IROP’s obligations under the IROP credit agreement.

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

Cash Flow Hedges

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share amounts)

measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of September 30, 2013, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013		As of December 31, 2012
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps	$1,096,728	$(117,303)	$1,110,720	$(151,358)
Interest rate caps	36,000	1,020	36,000	1,053

Net fair value	$1,132,728	$(116,283)	$1,146,720	$(150,305)

During the period October 1, 2013 through December 31, 2013, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $18,300 and a weighted average strike rate of 5.25% as of September 30, 2013, will terminate in accordance with their terms.

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $7,946 and $8,645, respectively, to earnings for the three-month periods ended September 30, 2013 and 2012 and $24,330 and $26,495, respectively, for the nine-month periods ended September 30, 2013 and 2012.

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated cash flow hedges associated with these CDO notes payable was discontinued and all changes in fair value of these cash flow hedges are recorded in earnings. As of September 30, 2013, the notional value associated with these cash flow hedges where hedge accounting was discontinued was $553,709 and had a liability balance with a fair value of $65,446. See Note 8: “Fair Value of Financial Instruments” for the changes in value of these hedges during the three-month and nine-month periods ended September 30, 2013 and 2012. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

Amounts reclassified to earnings associated with effective cash flow hedges are reported in interest expense and the fair value of these hedge agreements is included in other assets or derivative liabilities.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgages and loans, investments in securities, CDO notes payable, convertible senior notes, junior subordinated notes and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, secured credit facility, CMBS facilities, CMBS securitization and loans payable on real estate approximates cost due to the nature of these instruments.

The following table summarizes the carrying amount and the fair value of our financial instruments as of September 30, 2013:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,111,313	$1,083,708
Investments in securities and security-related receivables	574,576	574,576
Cash and cash equivalents	116,623	116,623
Restricted cash	158,114	158,114
Derivative assets	1,020	1,020
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	110,840	138,575

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share amounts)

Financial Instrument	Carrying Amount	Estimated Fair Value
Secured credit facility	6,627	6,627
Junior subordinated notes, at fair value	11,795	11,795
Junior subordinated notes, at amortized cost	25,100	13,920
CMBS facilities	30,676	30,676
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,245,882	748,873
CDO notes payable, at fair value	302,480	302,480
CMBS securitization	101,250	101,250
Loans payable on real estate	143,575	151,575
Derivative liabilities	117,303	117,303

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2012:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and other loans	$1,075,129	$1,063,716
Investments in securities and security-related receivables	655,509	655,509
Cash and cash equivalents	100,041	100,041
Restricted cash	90,641	90,641
Derivative assets	1,132	1,132
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	109,631	115,230
Secured credit facility	8,090	8,090
Junior subordinated notes, at fair value	29,655	29,655
Junior subordinated notes, at amortized cost	25,100	12,700
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,295,400	722,371
CDO notes payable, at fair value	187,048	187,048
Loans payable on real estate	144,671	156,510
Derivative liabilities	151,438	151,438

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of September 30, 2013
Trading securities
TruPS	$0	$0	$484,902	$484,902
Other securities	0	0	0	0
Available-for-sale securities	0	2	0	2
Security-related receivables
TruPS receivables	0	0	10,584	10,584
Unsecured REIT note receivables	0	32,819	0	32,819
CMBS receivables	0	44,309	0	44,309
Other securities	0	1,960	0	1,960
Derivative assets	0	1,020	0	1,020

Total assets	$0	$80,110	$495,486	$575,596

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share amounts)

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of September 30, 2013
Junior subordinated notes, at fair value	$0	$0	$11,795	$11,795
CDO notes payable, at fair value	0	0	302,480	302,480
Derivative liabilities	0	51,857	65,446	117,303

Total liabilities	$0	$51,857	$379,721	$431,578

(a)	During the nine-month period ended September 30, 2013, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

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

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, duration, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Generally, an increase in the yields, credit spreads or estimated duration will decrease the fair value of our financial instruments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value, as determined by management, may fluctuate from period to period and any ultimate liquidation or sale of the investment may result in proceeds that may be significantly different than fair value. The weighted average effective dollar price of our TruPS and TruPS receivables as of September 30, 2013 and December 31, 2012 was 76 and 77, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the nine-month period ended September 30, 2013:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2012	$485,203	$91,148	$576,351
Change in fair value of financial instruments	16,699	(2,439)	14,260
Purchases	0	0	0
Principal Repayments	(17,000)	(78,125)	(95,125)

Balance, as of September 30, 2013	$484,902	$10,584	$495,486

Liabilities	Derivative Liabilities	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2012	$79,462	$187,048	$29,655	$296,165
Change in fair value of financial instruments	(14,016)	201,626	1,521	189,131
Purchases	0	0	0	0
Sales	0	0	0	0
Principal repayments	0	(86,194)	(19,381)	(105,575)

Balance, as of September 30, 2013	$65,446	$302,480	$11,795	$379,721

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

The following tables summarize the valuation technique and the level of the fair value hierarchy for financial instruments that are not fair valued in the accompanying consolidated balance sheets but for which fair value is required to be disclosed. The fair value of cash and cash equivalents, restricted cash, secured credit facility, CMBS facilities and CMBS securitization approximates cost due to the nature of these instruments and are not included in the tables below.

				Fair Value Measurement
	Carrying Amount as of September 30, 2013	Estimated Fair Value as of September 30, 2013	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,111,313	$1,083,708	Discounted cash flows	$0	$0	$1,083,708
7.0% convertible senior notes	110,840	138,575	Trading price	138,575	0	0
Junior subordinated notes, at amortized cost	25,100	13,920	Discounted cash flows	0	0	13,920
CDO notes payable, at amortized cost	1,245,882	748,873	Discounted cash flows	0	0	748,873
Loans payable on real estate	143,575	151,575	Discounted cash flows	0	0	151,575

				Fair Value Measurement
	Carrying Amount as of December 31, 2012	Estimated Fair Value as of December 31, 2012	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,075,129	$1,063,716	Discounted cash flows	$0	$0	$1,063,716
7.0% convertible senior notes	109,631	115,230	Trading price	115,230	0	0
Junior subordinated notes, at amortized cost	25,100	12,700	Discounted cash flows	0	0	12,700
CDO notes payable, at amortized cost	1,295,400	722,371	Discounted cash flows	0	0	722,371
Loans payable on real estate	144,671	156,510	Discounted cash flows	0	0	156,510

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share amounts)

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
Description	2013	2012	2013	2012
Change in fair value of trading securities and security-related receivables	$(2,107)	$4,956	$16,059	$22,800
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(14,476)	(19,885)	(204,743)	(139,713)
Change in fair value of derivatives	(8,076)	(9,248)	(11,752)	(27,356)

Change in fair value of financial instruments	$(24,659)	$(24,177)	$(200,436)	$(144,269)

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and other liabilities for which the fair value option was elected for the three-month and nine-month periods ended September 30, 2013 and 2012 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was due to repayments at par because of OC failures when the CDO notes have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the three-month and nine-month periods ended September 30, 2013 and 2012 was mainly due to changes in interest rates.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 9: VARIABLE INTEREST ENTITIES

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date. As of September 30, 2013 and December 31, 2012, our consolidated VIEs were: Taberna Preferred Funding VIII, Ltd., or Taberna VIII, Taberna Preferred Funding IX, Ltd, or Taberna IX, RAIT I, RAIT II, Willow Grove and Cherry Hill.

	As of September 30, 2013	As of December 31, 2012
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,873,516	$1,917,925
Allowance for losses	(16,132)	(17,125)

Total investments in mortgages and loans	1,857,384	1,900,800
Investments in real estate, net of accumulated depreciation of $2,546 and $1,941, respectively	20,382	20,609
Investments in securities and security-related receivables, at fair value	574,298	654,795
Cash and cash equivalents	326	276
Restricted cash	64,210	50,203
Accrued interest receivable	70,107	67,271
Deferred financing costs, net of accumulated amortization of $15,953 and $13,633, respectively	10,422	12,741

Total assets	$2,597,129	$2,706,695

Liabilities and Equity
Indebtedness (including $314,275 and $187,048 at fair value, respectively)	$1,792,036	$1,724,356
Accrued interest payable	69,828	59,914
Accounts payable and accrued expenses	3,402	3,335
Derivative liabilities	116,543	151,438
Deferred taxes, borrowers’ escrows and other liabilities	6,182	4,877

Total liabilities	1,987,991	1,943,920
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(67,003)	(90,954)
RAIT Investment	292,167	295,641
Retained earnings	383,974	558,088

Total shareholders’ equity	609,138	762,775

Total liabilities and equity	$2,597,129	$2,706,695

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share amounts)

shares, or the common shares, and (iii) common share appreciation rights, or the investor SARs with respect to up to 6,735,667 common shares. These securities will be issued on a pro rata basis based on the percentage of the total commitment drawn down at the relevant closing under the purchase agreement.

The warrants and investor SARs had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.87.

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $12,518 as of September 30, 2013. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

During the period from the effective date of the purchase agreement through September 30, 2013, we sold the following securities to the investor for an aggregate purchase price of $65,000: (i) 2,600,000 Series D Preferred Shares, (ii) warrants exercisable for 6,455,150 common shares (which have subsequently adjusted to 6,560,331 shares as of the date of filing this report); and (iii) investor SARs exercisable with respect to 4,378,183.55 common shares (which have subsequently adjusted to 4,449,521.89 shares as of the date of filing this report). As of September 30, 2013, the following securities remain issuable to the investor for an aggregate purchase price of $35,000: (i) 1,400,000 Series D Preferred Shares, (ii) warrants exercisable for 3,475,850 common shares (which have subsequently adjusted to 3,532,486 shares as of the date of filing this report), and (iii) investor SARs exercisable for 2,357,483.45 common shares (which have subsequently adjusted to 2,395,896.40 shares as of the date of filing this report). The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through September 30, 2013:

Aggregate purchase price		$65,000
Initial value of warrants and investor SARs issued to-date	(9,133)
Costs incurred	(4,952)

Total discount		(14,085)
Discount amortization to-date		1,583

Carrying amount of Series D Preferred Shares		$52,498

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

On July 30, 2013, our board of trustees declared a third quarter 2013 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on September 30, 2013 to holders of record on September 3, 2013 and totaled $5,297.

On October 29, 2013, our board of trustees declared a fourth quarter 2013 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends will be paid on December 31, 2013 to holders of record on December 2, 2013.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share amounts)

At Market Issuance Sales Agreement (ATM):

On May 21, 2012, we entered into an At Market Issuance Sales Agreement, or Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to 2,000,000 Series A Preferred Shares, up to 2,000,000 Series B Preferred Shares, and up to 2,000,000 Series C Preferred Shares. Unless the Preferred ATM agreement is earlier terminated by MLV or us, the Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the Preferred ATM agreement. During the nine-month period ended September 30, 2013, pursuant to the Preferred ATM agreement we issued a total of 945,000 Series A Preferred Shares at a weighted-average price of $23.92 per share and we received $21,922 of net proceeds. We did not issue any Series B Preferred Shares or Series C Preferred Shares during the nine-month period ended September 30, 2013. As of September 30, 2013, 690,712, 1,969,835, and 1,959,900 of Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the Preferred ATM agreement.

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

On September 10, 2013, the board of trustees declared a $0.15 dividend on our common shares to holders of record as of October 3, 2013. The dividend was paid on October 31, 2013 and totaled $10,467.

Equity Compensation:

During the nine-month period ended September 30, 2013, 54,728 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

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

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the nine-month period ended September 30, 2013, we issued a total of 3,866 common shares pursuant to the DRSPP at a weighted-average price of $7.72 per share and we received $30 of net proceeds. As of September 30, 2013, 7,779,614 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share amounts)

agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the nine-month period ended September 30, 2013, we issued a total of 287,277 common shares pursuant to this agreement at a weighted-average price of $7.59 per share and we received $2,126 of net proceeds. As of September 30, 2013, 9,712,723 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

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

Noncontrolling Interests

On August 16, 2013, our subsidiary, Independence Realty Trust, Inc., or IRT, completed an underwritten public offering of 4,000,000 shares of IRT common stock at a price of $8.50 per share and received total gross proceeds of $34,000. All of the shares were offered by IRT. The net proceeds of the offering were $31,096 after deducting underwriting discounts and commissions and offering expenses. During the three-month period ended September 30, 2013, IRT used a portion of net proceeds of its offering to redeem all of its and its operating partnership’s outstanding preferred securities, including $3,500 of series B units of IRT’s operating partnership held by us. We currently hold 5,764,900 shares of IRT common stock representing 59.8% percent of the outstanding shares of IRT common stock as of September 30, 2013. We continue to consolidate IRT in our financial results as of September 30, 2013. During the three-month period ended September 30, 2013, we charged off $3,885 of organizational and offering expenses, which is included in Other income (expense) on the accompanying consolidated statements of operations, we incurred with the non-traded offering of IRT prior to its public offering in August 2013.

NOTE 12: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2013 and 2012:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2013	2012	2013	2012
Income (loss) from continuing operations	$(11,135)	$(14,971)	$(156,814)	$(122,205)
(Income) loss allocated to preferred shares	(6,024)	(3,476)	(16,831)	(10,305)
(Income) loss allocated to noncontrolling interests	53	61	130	154

Income (loss) from continuing operations allocable to common shares	(17,106)	(18,386)	(173,515)	(132,356)
Income (loss) from discontinued operations	0	0	0	0

Net income (loss) allocable to common shares	$(17,106)	$(18,386)	$(173,515)	$(132,356)

Weighted-average shares outstanding—Basic	70,192,918	49,908,051	66,807,299	47,994,085
Dilutive securities under the treasury stock method	0	0	0	0

Weighted-average shares outstanding—Diluted	70,192,918	49,908,051	66,807,299	47,994,085

Earnings (loss) per share—Basic:
Continuing operations	$(0.24)	$(0.37)	$(2.60)	$(2.76)
Discontinued operations	0.00	0.00	0.00	0.00

Total earnings (loss) per share—Basic	$(0.24)	$(0.37)	$(2.60)	$(2.76)

Earnings (loss) per share—Diluted:
Continuing operations	$(0.24)	$(0.37)	$(2.60)	$(2.76)
Discontinued operations	0.00	0.00	0.00	0.00

Total earnings (loss) per share—Diluted	$(0.24)	$(0.37)	$(2.60)	$(2.76)

For the three-month and nine-month periods ended September 30, 2013, securities convertible into 16,434,324 common shares were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three-month and nine-month periods ended September 30, 2012, securities convertible into 15,328,251 common shares were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share amounts)

Scott F. Schaeffer is our Chairman, Chief Executive Officer and President, and is a Trustee. Mr. Schaeffer’s spouse was a director of The Bancorp, Inc., or Bancorp, until her resignation from that position on July 24, 2013. She and Mr. Schaeffer own, in the aggregate, less than 1% of Bancorp’s outstanding common shares. For transactions subsequent to July 24, 2013, we do not expect to treat Bancorp as a related party. Each transaction with Bancorp through July 24, 2013 is described below:

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of December 31, 2012, we had $239 of cash and cash equivalents and $289 of restricted cash on deposit at Bancorp. We did not receive any interest income from the Bancorp during the period from January 1, 2013 through July 24, 2013. We did not receive any interest income from the Bancorp during the three-month and nine-month periods ended September 30, 2012. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp under a lease agreement extending through August 2014 at an annual rental expense based upon the amount of square footage occupied. We have a sublease agreement with a third party for the remaining term of our sublease. Rent paid to Bancorp was $164 during the period from January 1, 2013 through July 24, 2013. Rent paid to Bancorp was $80 and $246 for the three-month and nine-month periods ended September 30, 2012. Rent received for our sublease was $99 during the period from January 1, 2013 through July 24, 2013. Rent received for our sublease was $44 and $130 for the three-month and nine-month periods ended September 30, 2012.

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

In order to take advantage of market opportunities in the future, and to maximize shareholder value over time, we will continue to focus on:

•	expanding RAIT’s commercial real estate revenue by originating commercial real estate loans, investing in commercial real estate-related assets, managing and servicing investments for our own account or for others, and providing property management services;

•	expanding RAIT’s origination and sales of conduit loans to securitizations to generate fee income;

•	creating value through investing in our commercial real estate properties and implementing cost savings programs to help maximize property value over time;

•	maintaining and expanding our sources of liquidity;

•	sponsoring REITs and other companies and generating fee income by advising the sponsored companies;

•	managing our leverage to provide risk-adjusted returns for our shareholders; and

•	managing our investment portfolios to reposition our assets, increase our cash flows and maximize the value of our assets over time.

We continue to have success in implementing these strategies as demonstrated by our revenue growth and stable credit performance. Each component of our revenue grew in the nine-month period ended September 30, 2013 as compared to the nine-month period ended September 30, 2012. Our net interest margin grew as we originated more loans and reduced expenses associated with hedges that expired. During the nine-month period ended September 30, 2013, we originated $433.2 million of commercial real estate loans, had conduit loan sales of $281.9 million and loan repayments of $50.9 million, resulting in net loan growth of $100.4 million. Our rental income increased due to the increased number of owned properties in our portfolio and improving occupancy and rental rates. As a result, the rental income at our owned properties increased to $84.3 million during the nine-month period ended September 30, 2013. Our fee income improved primarily due to our increased origination and sale of conduit loans to CMBS securitizations. Our asset growth and asset performance resulted in growth in our adjusted funds from operations to $63.6 million and growth in our operating income to $46.8 million during the nine-month period ended September 30, 2013.

While we generated a GAAP net loss allocable to common shares of $173.5 million, or $2.60 per common share-diluted, during the nine-month period ended September 30, 2013, we attribute this loss primarily to continued non-cash negative changes in the fair value of various financial instruments. For the nine-month period ended September 30, 2013, the net change in fair value of financial instruments decreased net income by $200.4 million. This is comprised of the change in fair value of financial instruments of $214.9 million associated with an increase in the fair value of non-recourse debt, CDO Notes payable issued by Taberna VIII and Taberna IX and the associated interest rate hedges. This non-cash mark-to-market reduction to earnings was partially offset by $16.1 million of non-cash mark-to-market increases in the fair value of trading securities and security related receivables.

Key Statistics

Set forth below are key statistics relating to our business through September 30, 2013 (dollars in thousands, except per share data):

	As of or For the Three-Month Periods Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Financial Statistics:
Assets under management	$3,567,675	$3,616,009	$3,626,523	$3,587,901	$3,554,733
Debt to equity	2.8x	2.8x	2.8x	2.4x	2.4x
Total revenue	$62,395	$58,622	$58,251	$54,922	$52,193
Earnings per share, diluted	$(0.24)	$(0.94)	$(1.50)	$(0.99)	$(0.37)
Funds from operations per share, diluted	$(0.12)	$(0.81)	$(1.37)	$(0.83)	$(0.21)
Adjusted funds from operations per share, diluted	$0.33	$0.32	$0.31	$0.33	$0.30
Common dividend declared	$0.15	$0.13	$0.12	$0.10	$0.09
Commercial Real Estate (“CRE”) Loan Portfolio (a):
Reported CRE Loans—unpaid principal	$1,103,272	$1,154,306	$1,118,519	$1,068,984	$1,042,047
Non-accrual loans—unpaid principal	$45,337	$65,597	$68,257	$69,080	$70,419
Non-accrual loans as a % of reported loans	4.1%	5.7%	6.1%	6.5%	6.8%
Reserve for losses	$23,317	$24,222	$26,206	$30,400	$32,738
Reserves as a % of non-accrual loans	51.4%	36.9%	38.4%	44.0%	46.5%
Provision for losses	$500	$500	$500	$500	$500
CRE Property Portfolio:
Reported investments in real estate, net	$986,296	$949,649	$914,919	$918,189	$906,487
Net operating income	$13,712	$12,947	$12,759	$12,184	$12,158
Number of properties owned	61	60	59	59	58
Multifamily units owned	8,940	8,535	8,206	8,206	8,014
Office square feet owned	2,015,524	2,015,576	2,015,524	2,015,524	2,015,524
Retail square feet owned	1,421,059	1,421,059	1,422,572	1,422,572	1,422,481
Acres of land owned	21.92	21.92	21.92	21.92	21.92
Average physical occupancy data:
Multifamily properties	92.5%	92.6%	92.6%	90.0%	90.2%
Office properties	74.1%	74.3%	70.3%	72.8%	71.9%
Retail properties	68.9%	68.7%	68.9%	73.2%	73.2%
Average effective rent per unit/square foot (c)
Multifamily (d)	$753	$727	$720	$718	$699
Office (e)	$19.45	$18.77	$18.91	$18.82	$19.08
Retail (e)	$12.05	$11.78	$11.95	$12.53	$11.74

(a)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only and does not include other loans. See Note 3-“Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.
(b)	Includes nine apartment properties owned by IRT with 2,358 units and a book value of $151.9 million as of September 30, 2013.
(c)	Based on properties owned as of September 30, 2013.
(d)	Average effective rent is rent per unit per month.
(e)	Average effective rent is rent per square foot per year.

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

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of September 30, 2013 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$747,285	6.3%	Nov. 2013 to Oct. 2038	59
Mezzanine loans	268,008	9.5%	Nov. 2013 to Apr. 2024	80
Preferred equity interests	62,490	9.8%	Mar. 2014 to Aug. 2025	14

Total CRE Loans	1,077,783	7.3%		153
Other loans	34,889	4.6%	Nov. 2013 to Oct. 2016	2

Total investments in loans	$1,112,672	7.2%		155

During the nine-month period ended September 30, 2013, we originated $433.2 million of new loans and had CMBS loan sales of $281.9 million and loan repayments of $50.9 million, resulting in net loan growth of $100.4 million.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of September 30, 2013:

(a)	Based on book value.

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. The table below describes certain characteristics of our investments in real estate as of September 30, 2013 (dollars in thousands, except average effective rent):

	Investments in Real Estate (a)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	Average Effective Rent (a)
Multi-family real estate properties (b)(c)	$693,701	92.5%	8,940	36	$753
Office real estate properties (d)	279,599	74.1%	2,015,524	11	19.45
Retail real estate properties (d)	83,486	68.9%	1,421,059	4	12.05
Parcels of land	48,887	N/A	21.9	10	N/A

Total	$1,105,673			61

(a)	Based on properties owned as of September 30, 2013.
(b)	Includes nine apartment properties owned by IRT with 2,358 units and a book value of $151.9 million as of September 30, 2013.
(c)	Average effective rent is rent per unit per month.
(d)	Average effective rent is rent per square foot per year.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of September 30, 2013:

(a)	Based on book value.

Investment in debt securities—TruPS and Subordinated Debentures. Historically, we provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of September 30, 2013, we retained a controlling interest in two such securitizations—Taberna VIII and Taberna IX, which are consolidated entities. We present all of the collateral assets for the debt securities and the related non-recourse securitization financing obligations at fair value in our consolidated financial statements. During the nine-month period ended September 30, 2013, due to the credit performance of the underlying collateral, we received only our senior collateral management fees from these two securitizations. We do not expect to add investments in this asset category for the foreseeable future due to market conditions.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of September 30, 2013 (dollars in thousands):

			Issuer Statistics
Industry Sector	Estimated Fair Value	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$108,903	1.4%	54.0%	1.5x
Office	134,089	6.7%	62.9%	2.0x
Residential Mortgage	50,488	2.5%	77.2%	4.7x
Specialty Finance	79,533	4.3%	79.9%	1.9x
Homebuilders	18,750	8.0%	86.6%	1.1x
Retail	76,786	2.4%	59.7%	3.3x
Hospitality	26,937	8.7%	146.1%	0.2x

Total	$495,486	3.7%	70.0%	2.2x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of September 30, 2013:

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

The table and the chart below describe certain characteristics of our real estate-related debt securities as of September 30, 2013 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Book Value
Unsecured REIT note receivables	$32,819	6.7%	3.4	$30,000
CMBS receivables	44,309	5.6%	31.1	76,729
Other securities	1,962	2.7%	35.1	50,326

Total	$79,090	4.7%	27.7	$157,055

(a)	S&P Ratings as of September 30, 2013.

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

Performance. Our securitizations listed below contain interest coverage triggers, or IC triggers, and overcollateralization triggers, or OC triggers, that must be met in order for us to receive our subordinated management fees and our lower-rated debt or residual equity returns. If the IC triggers or OC triggers are not met in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying payment defaults, paying down the CDO notes payable or other actions permitted under the relevant securitization indenture.

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

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

•	RAIT I—RAIT I has $947.3 million of total collateral at par value, of which $17.9 million is defaulted. The current overcollateralization, or OC, test is passing at 127.0% with an OC trigger of 116.2%. We currently own $43.7 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $43.7 million of the securities we own issued by RAIT I as collateral for a senior secured note we issued.

•	RAIT II—RAIT II has $808.9 million of total collateral at par value, of which $19.9 million is defaulted. The current OC test is passing at 118.1% with an OC trigger of 111.7%. We currently own $108.5 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $104.0 million of the securities we own issued by RAIT II as collateral for a senior secured note we issued.

•	Taberna VIII—Taberna VIII has $484.0 million of total collateral at par value, of which $49.3 million is defaulted. The current OC test is failing at 80.9% with an OC trigger of 103.5%. We currently own $40.0 million of the securities that were originally rated investment grade and $93.0 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•	Taberna IX—Taberna IX has $517.7 million of total collateral at par value, of which $121.8 million is defaulted. The current OC test is failing at 66.8% with an OC trigger of 105.4%. We currently own $89.0 million of the securities that were originally rated investment grade and $97.5 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

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

On the closing date, our subsidiary, RAIT FL1, issued classes of investment grade senior notes, or the FL1 senior notes, with an aggregate principal balance of approximately $101.2 million to investors, representing an advance rate of approximately 75%. A RAIT subsidiary received the unrated classes of junior notes, or the FL1 junior notes, including a class with an aggregate principal balance of $33.8 million, and the equity, or the retained interests, of RAIT FL1. The FL1 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.85%. The stated maturity of the FL1 notes is January 2029, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in August 2015 or upon defined tax events, RAIT FL1 may redeem the FL1 senior notes, in whole but not in part, at the direction of defined holders of FL1 junior notes that we hold.

On the closing date, RAIT FL1 purchased FL1 collateral with an aggregate principal balance of approximately $70.8 million and approximately $64.2 million was reserved for the expected acquisition by RAIT FL1 of additional collateral meeting defined eligibility criteria during a ramp-up period ending by February 28, 2014, which FL1 Collateral will be originated, selected and serviced by our subsidiary. During the period from the closing date through November 4, 2013, RAIT FL1 acquired additional collateral of $35.7 million. As of November 4, 2013, FL1 issuer held FL1 collateral with an aggregate principal balance of approximately $106.5 million and approximately $28.5 million remained available for future acquisition.

Independence Realty Trust, Inc.

On August 16, 2013, IRT completed an underwritten public offering of 4,000,000 shares of IRT common stock at a price of $8.50 per share and received total gross proceeds of approximately $34.0 million. All of the shares were offered by IRT. The net proceeds of the offering were approximately $31.1 million after deducting underwriting discounts and commissions and offering expenses. In the quarter ended September 30, 2013, IRT used a portion of net proceeds of its offering to redeem all of its and its operating partnership’s outstanding preferred securities, including $3.5 million of series B units of IRT’s operating partnership held by us and to acquire a multifamily property. IRT has reported that it intends to use the remaining net proceeds to acquire additional properties and for general corporate purposes.

The IRT common stock trades on the NYSE MKT under the symbol “IRT” with a closing price of $8.68 as of November 4, 2013. We currently hold 5,764,900 shares of IRT common stock representing 59.7% percent of the outstanding shares of IRT common stock as of November 4, 2013. We continue to consolidate IRT in our financial results as of September 30, 2013. For the three and nine month periods ended September 30, 2013, we reflected IRT’s operating results in our financial results, including $0.3 million and $1.0 million, respectively, of net income. As of September 30, 2013, multifamily properties owned by IRT with a book value of $151.9 million were reflected on our balance sheets. For the three and nine month periods ended September 30, 2013, we received $0.1 million and $0.2 million, respectively, for fees from IRT under our advisory agreement with IRT and $0.9 million and $1.6 million, respectively, for distributions declared on our IRT common stock, both of which were eliminated in consolidation.

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

The table below summarizes our AUM as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	AUM as of September 30, 2013	AUM as of December 31, 2012
Commercial real estate portfolio (1)	$2,053,988	$1,950,597
U.S. TruPS portfolio (2)	1,513,687	1,637,304

Total	$3,567,675	$3,587,901

(1)	As of September 30, 2013 and December 31, 2012, our commercial real estate portfolio was comprised of $836.7 million and $928.5 million of assets collateralizing RAIT I and RAIT II, $986.3 million and $918.2 million, respectively, of investments in real estate and $145.7 million and $103.9 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized. As of September 30, 2013, our commercial real estate portfolio was also comprised of $85.3 million of assets collateralizing RAIT 2013-FL1.
(2)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I, Taberna VIII, and Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

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

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the three-month periods ended September 30, 2013 and 2012 (dollars in thousands, except share information):

	For the Three-Month Period Ended September 30, 2013		For the Three-Month Period Ended September 30, 2012
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(17,106)	$(0.24)	$(18,386)	$(0.37)
Adjustments:
Real estate depreciation and amortization	8,517	0.12	7,738	0.16
(Gains) losses on the sale of real estate	191	0.00	0	0.00

Funds From Operations	$(8,398)	$(0.12)	$(10,648)	$0.21

Adjusted Funds From Operations:
Funds From Operations	$(8,398)	$(0.12)	$(10,648)	$(0.21)
Adjustments:
Change in fair value of financial instruments	24,659	0.35	24,177	0.49
(Gains) losses on debt extinguishment	0	0.00	0	0
Capital expenditures, net of direct financing	(889)	(0.01)	(270)	(0.01)
Straight-line rental adjustments	(428)	(0.01)	(471)	(0.01)
Amortization of deferred items and intangible assets	6,912	0.10	1,555	0.03
Share-based compensation	1,096	0.02	550	0.01

Adjusted Funds From Operations	$22,952	$0.33	$14,893	$0.30

(1)	Based on 70,192,918 weighted-average shares outstanding-diluted for the three-month period ended September 30, 2013.
(2)	Based on 49,908,051 weighted-average shares outstanding-diluted for the three-month period ended September 30, 2012.

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the nine-month periods ended September 30, 2013 and 2012 (dollars in thousands, except share information):

	For the Nine-Month Period Ended September 30, 2013		For the Nine-Month Period Ended September 30, 2012
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(173,515)	$(2.60)	$(132,356)	$(2.76)
Adjustments:
Real estate depreciation and amortization	24,540	0.37	22,646	0.47
(Gains) losses on the sale of real estate	1,517	0.02	0	0.00

Funds From Operations	$(147,458)	$(2.21)	$(109,710)	$(2.29)

Adjusted Funds From Operations:
Funds From Operations	$(147,458)	$(2.21)	$(109,710)	$(2.29)
Adjustments:
Change in fair value of financial instruments	200,436	3.00	144,269	3.00
(Gains) losses on debt extinguishment	0	0.00	(1,574)	(0.03)
Capital expenditures, net of direct financing	(1,858)	(0.03)	(1,053)	(0.02)
Straight-line rental adjustments	(1,394)	(0.02)	(1,562)	(0.03)
Amortization of deferred items and intangible assets	11,312	0.17	4,597	0.10
Share-based compensation	2,562	0.04	1,656	0.03

Adjusted Funds From Operations	$63,600	$0.95	$36,623	$0.76

(1)	Based on 66,807,299 weighted-average shares outstanding-diluted for the nine-month period ended September 30, 2013.
(2)	Based on 47,994,085 weighted-average shares outstanding-diluted for the nine-month period ended September 30, 2012.

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

Set forth below is a reconciliation of adjusted book value to shareholders’ equity as of September 30, 2013 (dollars in thousands, except share information):

	As of September 30, 2013
	Amount	Per Share (1)
Total shareholders’ equity	$759,935	$10.82
Liquidation value of preferred shares (2)	(199,946)	(2.85)

Book value	559,989	7.97
Adjustments:
Taberna VIII and Taberna IX securitizations	(314,690)	(4.48)
RAIT I and RAIT II derivative liabilities	48,370	0.69
Change in fair value for warrants and investor SARs	3,294	0.05
Accumulated depreciation and amortization	147,603	2.10
Valuation of recurring collateral and property management fees	19,550	0.28

Total adjustments	(95,873)	(1.36)

Adjusted book value	$464,116	$6.61

(1)	Based on 70,249,254 common shares outstanding as of September 30, 2013.
(2)	Based on 4,069,288 Series A preferred shares, 2,288,465 Series B preferred shares, and 1,640,100 Series C preferred shares outstanding as of September 30, 2013, all of which have a liquidation preference of $25.00 per share.

Results of Operations

Three-Month Period Ended September 30, 2013 Compared to the Three-Month Period Ended September 30, 2012

Revenue

Net interest margin. Net interest margin increased $2.2 million, or 9.9%, to $24.5 million for the three-month period ended September 30, 2013 from $22.3 million for the three-month period ended September 30, 2012. Investment interest income has increased, when compared to the three-month period ended September 30, 2012, as a result of an increase in our average investments in loans and securities. This increase was primarily caused by the origination of new loans since September 30, 2012. Investment interest expense remained relatively consistent for the three-month period ended September 30, 2013 as compared to the three-month period ended September 30, 2012.

Rental income. Rental income increased $2.8 million to $29.2 million for the three-month period ended September 30, 2013 from $26.4 million for the three-month period ended September 30, 2012. The increase is attributable to $2.0 million of rental income from five new properties acquired or consolidated since September 30, 2012 and $0.9 million from improved occupancy and rental rates in 2013 as compared to 2012. The increase was partially offset by $0.1 million of rental income related to a property that was present for a full quarter of operations during the three-month period ended September 30, 2012 but was disposed of during the three-month period ended September 30, 2013.

Fee and other income. Fee and other income increased $5.1 million to $8.7 million for the three-month period ended September 30, 2013 from $3.6 million for the three-month period ended September 30, 2012. The increase is attributable to conduit fee income generated from increased conduit loan sales during the three-month period ended September 30, 2013 as compared to the same period in 2012.

Expenses

Interest expense. Interest expense decreased $0.1 million, or 1.0%, to $10.1 million for the three-month period ended September 30, 2013 from $10.2 million for the three-month period ended September 30, 2012. The decrease is primarily attributable to the repayment of $19.4 million of Junior Subordinated Notes during the first quarter of 2013. This was partially offset by an increase in interest expense from the loans payable on real estate.

Real estate operating expense. Real estate operating expense increased $1.2 million to $15.5 million for the three-month period ended September 30, 2013 from $14.2 million for the three-month period ended September 30, 2012. Operating expenses increased $0.9 million primarily due to five properties acquired or consolidated since September 30, 2012. In our existing portfolio, payroll, legal, and real estate tax expenses increased in the three-month period ended September 30, 2013 as compared to the three-month period ended September 30, 2012. The increase was partially offset by $0.1 million for a property that was present for a full quarter of operations during the three-month period ended September 30, 2012 but was disposed of during the three-month period ended September 30, 2013.

Compensation expense. Compensation expense increased $0.6 million, or 10.0%, to $6.6 million for the three-month period ended September 30, 2013 from $6.0 million for the three-month period ended September 30, 2012. This increase was primarily attributable to an increase in stock-based compensation and an increase in salary and benefits for new employees hired since September 30, 2012.

General and administrative expense. General and administrative expense decreased $0.6 million, or 15.8%, to $3.2 million for the three-month period ended September 30, 2013 from $3.8 million for the three-month period ended September 30, 2012. This decrease was due to a reduction of legal fees in the three-month period ended September 30, 2013 as compared to the three-month period ended September 30, 2012.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.9 million to $8.8 million for the three-month period ended September 30, 2013 from $7.9 million for the three-month period ended September 30, 2012. The increase is attributable to $0.5 million of depreciation expense from five new properties acquired or consolidated since September 30, 2012 and $0.5 million from our other consolidated properties. This was partially offset by a reduction $0.1 million in corporate depreciation.

Other income (expense)

Other income (expense). During the three-month period ended September 30, 2013, we charged off $3.9 million of organizational and offering expenses we incurred with the non-traded offering of IRT prior to its public offering in August 2013.

Gain (losses) on assets. During the three-month period ended September 30, 2013, gain (losses) on assets included a $0.2 million loss related to the disposition of a real estate property in July 2013.

Change in fair value of financial instruments. During the three-month period ended September 30, 2013, the change in fair value of financial instruments reduced our net income by $24.7 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three-Month Period Ended September 30, 2013	For the Three-Month Period Ended September 30, 2012
Change in fair value of trading securities and security-related receivables	$(2,107)	$4,956
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(14,476)	(19,885)
Change in fair value of derivatives	(8,076)	(9,248)

Change in fair value of financial instruments	$(24,659)	$(24,177)

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

Nine-Month Period Ended September 30, 2013 Compared to the Nine-Month Period Ended September 30, 2012

Revenue

Net interest margin. Net interest margin increased $10.3 million, or 16.6%, to $72.3 million for the nine-month period ended September 30, 2013 from $62.0 million for the nine-month period ended September 30, 2012. Investment interest income has increased, when compared to the nine-month period ended September 30, 2012, as a result of an increase in our average investments in loans and securities. This increase was primarily caused by the origination of new loans since September 30, 2012. In addition, investment interest expense decreased for the nine-month period ended September 30, 2013 as compared to the nine-month period ended September 30, 2012 primarily attributable to $1.4 million of reduced interest rate hedging costs from the expiration of interest rate swap agreements associated with our consolidated RAIT I and RAIT II securitizations since September 30, 2012, $2.1 million of reduced interest expense from repurchases and repayments of our CDO notes payable.

Rental income. Rental income increased $7.5 million to $84.3 million for the nine-month period ended September 30, 2013 from $76.8 million for the nine-month period ended September 30, 2012. The increase is attributable to $3.1 million of rental income from five new properties acquired or consolidated since September 30, 2012, and $1.1 million from two properties acquired during the nine-months ended September 30, 2012 present for a full three quarters of operations in 2013 and $3.4 million from improved occupancy and rental rates in 2013 as compared to 2012. The increase was partially offset by $0.1 million of rental income related to a property that was present for a full three quarters of operations during the nine-month period ended September 30, 2012 but was disposed of during the nine-month period ended September 30, 2013.

Fee and other income. Fee and other income increased $15.6 million to $22.7 million for the nine-month period ended September 30, 2013 from $7.1 million for the nine-month period ended September 30, 2012. The increase is attributable to $12.9 million of conduit fee income and structuring fee income and $2.7 million in other income associated with legal settlements.

Expenses

Interest expense. Interest expense decreased $2.2 million, or 6.9%, to $29.7 million for the nine-month period ended September 30, 2013 from $31.9 million for the nine-month period ended September 30, 2012. The decrease is attributable to the repayment of $19.4 million of Junior Subordinated Notes during the first quarter of 2013, an interest rate reduction on the Junior Subordinated Notes as they had a fixed rate during the nine-month period ended September 30, 2012 and had a floating rate for the nine-month period ended September 30, 2013 which was, during the period, lower than the fixed rate, repurchases of our 6.875% convertible senior notes and repayments of our CDO notes payable. This was partially offset by an increase in loans payable on real estate relating to the acquisition of a real estate property in October 2012.

Real estate operating expense. Real estate operating expense increased $3.3 million to $44.8 million for the nine-month period ended September 30, 2013 from $41.5 million for the nine-month period ended September 30, 2012. Operating expenses increased $1.5 million primarily due to five properties acquired or consolidated since September 30, 2012 and $0.8 million from two properties acquired during the nine-months ended September 30, 2012 present for a full three quarters of operations in 2013. In our existing portfolio, operating expenses increased due to increases in utilities, repairs and maintenance, payroll, real estate taxes and legal expenses, which were partially offset by lower bad debt expenses.

Compensation expense. Compensation expense increased $2.8 million, or 16.5%, to $19.8 million for the nine-month period ended September 30, 2013 from $17.0 million for the nine-month period ended September 30, 2012. This increase was due to $1.1 million of severance paid during the nine-month period ended September 30, 2013, $0.9 million increase in stock-based compensation, and an increase in salary and benefits for new employees hired since September 30, 2012.

General and administrative expense. General and administrative expense decreased $0.8 million, or 7.0%, to $10.6 million for the nine-month period ended September 30, 2013 from $11.4 million for the nine-month period ended September 30, 2012. This decrease was due to a reduction of legal fees and rent expenses during the nine-month period ended September 30, 2013 as compared to the nine-month period ended September 30, 2013, which was partially offset by an increase in acquisition expenses we incurred for real estate property acquisitions during the nine-month period ended September 30, 2013 as compared to the same period in 2012.

Depreciation and amortization expense. Depreciation and amortization expense increased $2.8 million to $26.0 million for the nine-month period ended September 30, 2013 from $23.2 million for the nine-month period ended September 30, 2012. The increase is attributable to $0.9 million of depreciation expense from five new properties acquired or consolidated since September 30, 2012, $0.6 million from two properties acquired during the nine-months ended September 30, 2012 present for a full three quarters of operations in 2013, $1.2 million from our other consolidated properties, and corporate depreciation of $0.1 million.

Other income (expense)

Other income (expense). During the nine-month period ended September 30, 2013, we charged off $3.9 million of organizational and offering expenses we incurred with the non-traded offering of IRT prior to its public offering in August 2013. During the nine-month period ended September 30, 2012, other income (expense) of $1.4 million included a one-time accrual of $1.5 million loss associated with a sublease on our New York office space. In January 2013, we executed a sub-lease on our New York office space at a monthly rate that is less than our remaining contractual obligation.

Gain (losses) on assets. During the nine-month period ended September 30, 2013, gain (losses) on assets included a $1.6 million gain on the acquisition of one multi-family property with a fair value of $37.0 million for a purchase price of $35.4 million. This was partially offset with a $1.5 million loss related to the disposition of a real estate property in July 2013. During the nine-month period ended September 30, 2012, gain (losses) on assets included a $2.5 million gain on the conversion of two loans to real estate owned property as the fair value of the real estate acquired exceeded the carrying amount of our loans.

Gains (losses) on extinguishment of debt. Gains (losses) on extinguishment of debt during the nine-month period ended September 30, 2012 are attributable to the repurchase of $2.5 million principal amount of RAIT I debt notes from the market for $0.9 million of cash, resulting in gains on extinguishment of debt of $1.6 million.

Change in fair value of financial instruments. During the nine-months ended September 30, 2013, the change in fair value of financial instruments reduced our net income by $200.4 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Nine-Month Period Ended September 30, 2013	For the Nine-Month Period Ended September 30, 2012
Change in fair value of trading securities and security-related receivables	$16,059	$22,800
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(204,743)	(139,713)
Change in fair value of derivatives	(11,752)	(27,356)

Change in fair value of financial instruments	$(200,436)	$(144,269)

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing, redeeming or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $116.6 million as of September 30, 2013;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings, including our CMBS facilities and loan participations; and

•	proceeds from future offerings of our securities, including pursuant to the Series D preferred shares purchase agreement, DRSPP and ATM discussed below.

During the period October 1, 2013 through December 31, 2013, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $18.3 million and a weighted average strike rate of 5.25% as of September 30, 2013, will terminate in accordance with their terms. We expect this will result in increased cash flow to us of $0.7 million during the remainder of 2013 as compared to the same period in 2012.

Cash Flows

As of September 30, 2013 and 2012, we maintained cash and cash equivalents of approximately $116.6 million and $40.7 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine-Month Periods Ended September 30
	2013	2012
Cash flow from operating activities	$44,671	$12,408
Cash flow from investing activities	(94,108)	90,481
Cash flow from financing activities	66,019	(91,890)

Net change in cash and cash equivalents	16,582	10,999
Cash and cash equivalents at beginning of period	100,041	29,720

Cash and cash equivalents at end of period	$116,623	$40,719

The cash outflow for investing activities for the nine-month period ended September 30, 2013 is substantially due to new investments in loans of $419.7 million exceeded loan repayments and conduit loan sales of $332.8 million. These cash outflows were partially offset by payoffs we received for our investment in securities totaling $97.0 million for the nine-month period ended September 30, 2013. The cash inflows during the nine-month period ended September 30, 2012 was substantially due to the use in our restricted cash to repay the most senior note holders of a consolidated securitization, which was offset by cash outflows as new investments in loans exceeded loan repayments for the nine-month period ended September 30, 2012.

Cash flow from operating activities for the nine-month period ended September 30, 2013, as compared to the same period in 2012, has increased due to reduced interest expense and the timing of payments for various accounts payable and accrued liabilities. This was partially offset by an increase in other assets, including prepaid expenses for insurance and real estate taxes, as the size of our portfolio of real estate properties has grown.

The cash inflow from our financing activities during the nine-month period ended September 30, 2013 is primarily due to the issuance of our preferred shares through our ATM program, the issuance of common shares from the underwritten public offering in April 2013 and from the underwriters’ exercise of their overallotment option related to the public offering from the fourth quarter of 2012, and the issuance of senior notes related to the CMBS securitization. These cash inflows were partially offset by the outflows from the repayments and repurchases of our CDO notes payable and the repayment of a junior subordinated note during the nine-month period ended September 30, 2013.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities before changes in assets and liabilities. During the nine-month period ended September 30, 2013, we paid distributions to our preferred and common shareholders of $36.2 million and generated cash flows from operating activities, before changes in assets and liabilities, of $73.8 million. The cash flow from operating activities of $44.7 million during nine-month period ended September 30, 2013 exceeded these distributions paid to our shareholders by $8.5 million. The source of funds used to pay these distributions was cash flows from operations before changes in assets and liabilities, as mentioned above.

Capitalization

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of September 30, 2013 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$110,840	7.0%	Apr. 2031
Secured credit facility	6,627	6,627	3.0%	Dec. 2016
Junior subordinated notes, at fair value (2)	18,671	11,795	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	30,676	30,676	2.7%	Nov. 2013 to Oct. 2015

Total recourse indebtedness (3)	196,074	185,038	5.0%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,247,313	1,245,882	0.6%	2045 to 2046
CDO notes payable, at fair value (2)(4)(6)	898,187	302,480	1.0%	2037 to 2038
CMBS securitization	101,250	101,250	2.2%	Jan. 2029
Loans payable on real estate	143,575	143,575	5.4%	Sep. 2015 to Nov. 2022

Total non-recourse indebtedness	2,390,325	1,793,187	1.0%

Total indebtedness	$2,586,399	$1,978,225	1.4%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $88.0 million with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1.7 billion principal amount of commercial mortgages, mezzanine loans, other loans, and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1.0 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of September 30, 2013 was $762.3 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the nine-month period ended September 30, 2013 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 145.7137 common shares per $1,000 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $6.86 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the treasury stock method if the conversion value in excess of the par amount is considered in the money during the respective periods.

Secured credit facility. As of September 30, 2013, we have $6.6 million outstanding under our secured credit facility, which is payable in December 2016 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

Junior subordinated notes, at fair value. During the nine-month period ended September 30, 2013, we prepaid the $19.4 million junior subordinated note. After reflecting the prepayment, only the second $18.7 million junior subordinated note remains outstanding.

CMBS facilities. We maintain CMBS facilities with two investment banks with total borrowing capacity of $250.0 million. The CMBS facilities are repurchase agreements that provide for margin calls in the event the conduit loans financed by the facilities change in value. On October 11, 2013, we extended the expiration date to October 27, 2015 for one of the CMBS facilities that has an aggregate principal amount available of $100.0 million. As of September 30, 2013 we had $30.7 million of outstanding borrowings under the CMBS facilities. As of September 30, 2013, $219.3 million in aggregate principal amount remained available under the CMBS facilities. As of September 30, 2013, we were in compliance with all financial covenants contained in the CMBS facilities.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Two of our consolidated securitizations collateralized primarily by commercial real estate loans, RAIT I and RAIT II, are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of September 30, 2013.

CDO notes payable, at fair value. Both of our consolidated securitizations collateralized primarily by TruPS, Taberna VIII and Taberna IX, are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC test failures are due to defaulted collateral assets and credit risk securities. During the nine-month period ended September 30, 2013, $86.2 million of restricted cash, including cash flow that was re-directed from our retained interests in these CDOs, was used to repay the most senior holders of our CDO notes payable.

Independence Realty Operating Partnership, LP Credit Agreement

On October 25, 2013, our subsidiary, Independence Realty Operating Partnership, LP, or IROP, the operating partnership of Independence Realty Trust, Inc., or IRT, entered into a $20.0 million secured revolving credit agreement, or the IROP credit agreement, with The Huntington National Bank to be used to acquire properties, capital expenditures and for general corporate purposes. The IROP credit agreement has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement. IRT guaranteed IROP’s obligations under the IROP credit agreement.

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

The warrants and investor SARs had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.87.

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $12.5 million as of September 30, 2013. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

During the period from the effective date of the purchase agreement through September 30, 2013, we sold the following securities to the investor for an aggregate purchase price of $65.0 million: (i) 2,600,000 Series D Preferred Shares, (ii) warrants exercisable for 6,455,150 common shares (which have subsequently adjusted to 6,560,331 shares as of the date of filing this report); and (iii) investor SARs exercisable with respect to 4,378,183.55 common shares (which have subsequently adjusted to 4,449,521.89 shares as of the date of filing this report). As of September 30, 2013, the following securities remain issuable to the investor for an aggregate purchase price of $35.0 million: (i) 1,400,000 Series D Preferred Shares, (ii) warrants exercisable for 3,475,850 common shares (which have subsequently adjusted to 3,532,486 shares as of the date of filing this report), and (iii) investor SARs exercisable for 2,357,483.45 common shares (which have subsequently adjusted to 2,395,896.40 shares as of the date of filing this report). The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through September 30, 2013: (dollars in thousands)

Aggregate purchase price		$65,000
Initial value of warrants and investor SARs issued to-date	(9,133)
Costs incurred	(4,952)

Total discount		(14,085)
Discount amortization to-date		1,583

Carrying amount of Series D Preferred Shares		$52,498

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

On July 30, 2013, our board of trustees declared a third quarter 2013 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on September 30, 2013 to holders of record on September 3, 2013 and totaled $5.3 million.

On October 29, 2013, our board of trustees declared a fourth quarter 2013 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends will be paid on December 31, 2013 to holders of record on December 2, 2013.

At Market Issuance Sales Agreement (ATM):

On May 21, 2012, we entered into an At Market Issuance Sales Agreement, or Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to 2,000,000 Series A Preferred Shares, up to 2,000,000 Series B Preferred Shares, and up to 2,000,000 Series C Preferred Shares. Unless the Preferred ATM agreement is earlier terminated by MLV or us, the Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the Preferred ATM agreement. During the nine-month period ended September 30, 2013, pursuant to the Preferred ATM agreement we issued a total of 945,000 Series A Preferred Shares at a weighted-average price of $23.92 per share and we received $21.9 million of net proceeds. We did not issue any Series B Preferred Shares or Series C Preferred Shares during the nine-month period ended September 30, 2013. As of September 30, 690,712, 1,969,835, and 1,959,900 of Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the Preferred ATM agreement.

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

On September 10, 2013, the board of trustees declared a $0.15 dividend on our common shares to holders of record as of October 3, 2013. The dividend was paid on October 31, 2013 and totaled $10.5 million.

Equity Compensation:

During the nine-month period ended September 30, 2013, 54,728 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

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

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the nine-month period ended September 30, 2013, we issued a total of 3,866 common shares pursuant to the DRSPP at a weighted-average price of $7.72 per share and we received $0.1 million of net proceeds. As of September 30, 2013, 7,779,614 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the nine-month period ended September 30, 2013, we issued a total of 287,277 common shares pursuant to this agreement at a weighted-average price of $7.59 per share and we received $2.1 million of net proceeds. As of September 30, 2013, 9,712,723 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

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

There have been no material changes in quantitative and qualitative market risks during the nine-month period ended September 30, 2013 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2012. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine-months ended September 30, 2013, we did not repurchase any of our securities. We previously disclosed our issuances during the nine-months ended September 30, 2013 of equity securities that were not registered under the Securities Act of 1933, as amended, in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2013.

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

RAIT FINANCIAL TRUST (Registrant)

Date: November 5, 2013	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chairman of the Board, Chief Executive Officer and President
(On behalf of the registrant and as its Principal Executive Officer)

Date: November 5, 2013	By:	/s/ James J. Sebra
James J. Sebra, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1.1	Amended and Restated Declaration of Trust of RAIT Financial Trust (“RAIT”). (1)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. (2)

3.1.3	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. (3)

3.1.4	Certificate of Correction to the Amended and Restated Declaration of RAIT. (4)

3.1.5	Articles of Amendment to Amended and Restated Declaration of RAIT. (5)

3.1.6	Articles of Amendment to Amended and Restated Declaration of RAIT. (6)

3.1.7	Articles Supplementary (the “Series A Articles Supplementary”) relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) of RAIT. (7)

3.1.8	Certificate of Correction to the Series A Articles Supplementary. (7)

3.1.9	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series B Preferred Shares”) of RAIT. (8)

3.1.10	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series C Preferred Shares”) of RAIT. (9)

3.1.11	Articles Supplementary relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (10)

3.1.12	Certificate of Correction relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (11)

3.1.13	Articles Supplementary (the “Series D Articles Supplementary”) relating to the Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”) of RAIT. (12)

3.1.14	Articles Supplementary relating to the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series E Preferred Shares”) of RAIT. (13)

3.1.15	Amendment dated November 30, 2012 to the Series D Articles Supplementary. (13)

3.2	By-laws of RAIT. (14).

4.1.1	Form of Certificate for Common Shares of Beneficial Interest. (6)

4.1.2	Form of Certificate for the Series A Preferred Shares. (15)

4.1.3	Form of Certificate for the Series B Preferred Shares. (8)

4.1.4	Form of Certificate for the Series C Preferred Shares. (9)

4.1.5	Form of Certificate for Series D Preferred Shares. (16)

4.1.6	Form of Certificate for Series E Preferred Shares. (16)

4.2.1	Indenture dated as of April 18, 2007 among RAIT Financial Trust (“RAIT”), as issuer, RAIT Partnership, L.P. (“RAIT Partnership”), and RAIT Asset Holdings, LLC, as guarantors, and Wells Fargo Bank, N.A., as trustee. (17)

4.2.2	Registration Rights Agreement dated as of April 18, 2007 between RAIT and Bear, Stearns & Co. Inc. (17)

4.3.1	Base Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (18)

4.3.2	Supplemental Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (18)

4.4	Indenture dated as of October 5, 2011 between RAIT and Wilmington Trust, National Association, as trustee. (19)

4.5.1	Registration Rights Agreement dated as of October 1, 2012 by and among RAIT and ARS VI Investor I, LLC (“ARS VI”). (12)

4.5.2	Common Share Purchase Warrant No. 1 dated October 17, 2012 issued by RAIT to ARS VI. (16)

Exhibit Number	Description of Documents

4.5.3	Common Share Appreciation Right No. 1 dated October 17, 2012 issued by RAIT to ARS VI. (16)

4.5.4	Common Share Purchase Warrant No. 2 dated November 15, 2012 issued by RAIT to ARS VI. (20)

4.5.5	Common Share Appreciation Right No. 2 dated November 15, 2012 issued by RAIT to ARS VI. (20)

4.5.6	Common Share Purchase Warrant No. 3 dated December 18, 2012 issued by RAIT to ARS VI. (21)

4.5.7	Common Share Appreciation Right No. 3 dated December 18, 2012 issued by RAIT to ARS VI. (21)

Certain Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1	Separation Agreement between Jack E. Salmon and RAIT with an execution date of February 1, 2013. (22)

10.2.1	IAP Form of Share Appreciation Rights Award Agreement adopted January 29, 2013. (22)

10.2.2	IAP Form of Share Award Grant Agreement for participants other than non-management trustees adopted January 29, 2013. (22)

10.2.3	IAP Form of Share Award Grant Agreement for non- management trustees adopted January 29, 2013.(23)

10.3	Second Amendment dated as of October 11, 2013 among Citibank, N.A., RAIT CMBS Conduit I, LLC and RAIT Financial Trust to Master Repurchase Agreement dated as of October 27, 2011.(24)

12.1	Statements regarding computation of ratios as of September 30, 2013. *

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. *

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. *

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. *

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. *

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on

Form 10-Q for the period ended September 30, 2013 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2013 and 2012; (ii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three month and nine month periods ended September 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the three month and nine month periods ended September 30, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements. *

*	Filed herewith
(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July, 1 2011 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 25, 2012 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2012 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 4, 2012 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(16)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).
(17)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 18, 2007 (File No. 1-14760).
(18)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).
(19)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No. 1-14760).
(20)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2012 (File No. 1-14760).

(21)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2012 (File No. 1-14760).
(22)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 1, 2013. (File No. 1-14760).
(23)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-14760).
(24)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 18, 2013. (File No. 1-14760).