Form 10-K
period 2013-12-31
RAIT Financial Trust
filed 2014-03-07
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 28, 2013 of $7.52, was approximately $520,000,000.

As of March 6, 2014, 81,865,000 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

Our Company

We are a multi-strategy commercial real estate company utilizing our vertically integrated platform and relationships to originate commercial real estate loans, acquire commercial real estate properties and invest in, manage, service and advise on commercial real estate-related assets. We offer a comprehensive set of debt financing options to the commercial real estate industry along with asset and property management services. We also own and manage a portfolio of commercial real estate properties and manage real estate-related assets for third parties. We are a self-managed and self-advised Maryland real estate investment trust, or REIT, formed in August 1997, that commenced operations in January 1998.

Our current portfolio of investments consists primarily of the following asset classes:

•	commercial real estate mortgages, mezzanine loans, conduit loans, other loans and preferred equity interests;

•	investments in real estate or in entities that own commercial real estate; and

•

investments in debt securities issued by real estate companies, including trust preferred securities, or TruPS, and subordinated debentures, mortgage-backed securities, including commercial mortgage-backed securities, or CMBS, unsecured REIT notes and other real estate-related debt.

Our revenue is generated primarily from:

•	interest income from our investments;

•	rental income from our owned real estate assets; and

•	fee income generated from:

•	originating, servicing and managing assets, and

•	selling conduit loans to CMBS securitizations.

During 2013, we expanded our CRE loan originations, improved occupancy and rental rates in our owned real estate portfolios and attracted capital to RAIT to fuel our growth. Our operating income and adjusted funds from operations, or AFFO, increased 112% and 64% respectively, from 2012. This growth translated directly into an increase in our quarterly dividends by 60% from 2012 to 2013. Although we are reporting a net loss for the year caused primarily by non-cash changes in the fair market value mainly from our non-recourse financial instruments from our legacy Taberna securitizations, we believe RAIT is positioned to take further advantage of opportunities resulting from improved commercial real estate market fundamentals and sources of financing.

Business Strategy

We are focused on investing capital into our core businesses with the goal of providing our shareholders total returns over time, including a recurring and increasing common dividend to our shareholders. The core components of our business strategy are described in more detail below.

Provide commercial real estate financing. We provide a comprehensive set of debt financing options to the commercial real estate industry, including commercial mortgages, mezzanine loans, conduit loans, other loans and preferred equity interests. We expect our origination of conduit loans to generate fee income for us when we sell the conduit loans to securitizations. See “Our Investment Portfolio- Commercial mortgages, mezzanine loans, other loans and preferred equity interests” below for a description of the investment portfolio resulting from this strategy.

Own commercial real estate. We believe our investments in real estate in our portfolio permits us to maximize value over time and adds stability to our overall portfolio mix. As of December 31, 2013, we owned 62 real estate properties throughout the United States with a book value of $1.0 billion. Our portfolio consists of 9,372 multi-family units, 3,430,911 square feet of office and retail and 22 acres of land. As of December 31, 2013, the multi-family properties were 92.2% occupied and the office and retail properties were 72.9% occupied. We manage our own properties. See “Our Investment Portfolio- Investments in Real Estate” below for a description of the investment portfolio resulting from this strategy.

Asset Management and Loan Servicing. We manage a portfolio of real estate related assets. As of December 31, 2013, we had $3.6 billion of assets under management. Assets under management are comprised primarily of our consolidated assets and unconsolidated assets for which we serve as collateral manager. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Assets Under Management” below.

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

Financing Strategy

Investments in Loans and Debt Securities

Our strategy involves using multiple sources of short-term financing to acquire assets with the ultimate goal of financing these investments on a long-term, match-funded basis or selling these assets. Match funding enables us to match the interest rates and maturities of our assets with the interest rates and maturities of our financing, thereby reducing interest rate risk and funding risks in financing our portfolio on a long-term basis. We expect to use a variety of short-term funding sources, including warehouse facilities, repurchase agreements, bank credit facilities and bank participations, until we obtain permanent long-term financing or a buyer for these assets. We currently use short term financing provided by two CMBS facilities to originate conduit loans prior to their ultimate sale to CMBS securitizations and by a commercial mortgage facility to originate bridge loans. We have financed a majority of our commercial real estate loan portfolio through two non-recourse loan securitizations, RAIT CRE CDO I, Ltd., or RAIT I, and RAIT Preferred Funding II, Ltd., or RAIT II. RAIT I and RAIT II are among the five securitizations referenced above where we serve as collateral manager. We may use loan participation arrangements with other lenders whereby such lenders acquire an interest in a loan that we that we have originated. These arrangements may provide equivalent, senior or subordinated interests as between us and the other lender in the loan.

We financed most of our debt securities portfolio in a series of non-recourse debt securities securitizations which provided long-term, interest-only, match funded financing for the TruPS and subordinated debenture investments. As of December 31, 2013, we retained a controlling interest in two securitizations, Taberna Preferred Funding VIII, Ltd., or Taberna VIII, and Taberna Preferred Funding IX, Ltd., or Taberna IX, which are consolidated entities. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary” below.

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

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2013 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$773,269	6.4%	Mar. 2014 to Jan. 2029	59
Mezzanine loans	265,761	9.6%	Mar. 2014 to Jan. 2029	81
Preferred equity interests	53,450	8.6%	May 2015 to Aug. 2025	11

Total CRE Loans	1,092,480	7.3%		151
Other loans	30,697	4.3%	Mar. 2014 to Oct. 2016	2

Total investments in loans	$1,123,177	7.2%		153

During the year ended December 31, 2013, we originated $602.9 million of new loans, had conduit loan sales of $406.9 million and loan repayments of $98.6 million, resulting in net loan growth of $97.4 million.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of December 31, 2013:

(a)	Based on book value.

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. The table below describes certain characteristics of our investments in real estate as of December 31, 2013 (dollars in thousands, except average effective rent):

	Investments in Real Estate	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	Average Effective Rent (a)
					For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Multi-family real estate properties (b)	$716,708	92.2%	9,372	37	$743	$712
Office real estate properties (c)	282,371	75.6%	2,009,852	11	18.88	19.64
Retail real estate properties (c)	83,653	69.0%	1,421,059	4	11.97	12.32
Parcels of land	49,199	N/A	21.92	10	N/A	N/A

Total	$1,131,931	87.8%		62

(a)	Based on properties owned as of December 31, 2013.
(b)	Average effective rent is rent per unit per month.
(c)	Average effective rent is rent per square foot per year.

During the year ended December 31, 2013, we acquired four multi-family properties with a purchase price of $101.7 million and disposed of one multi-family property for a purchase price of $3.3 million.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of December 31, 2013:

(a)	Based on book value.

Investment in debt securities—TruPS and Subordinated Debentures. Historically, we provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of December 31, 2013, we retained a controlling interest in two such securitizations—Taberna VIII and Taberna IX, which are consolidated entities. We present all of the collateral assets for the debt securities and the related non-recourse securitization financing obligations at fair value in our consolidated financial statements. During 2013, due to the credit performance of the underlying collateral, we received only our senior collateral management fees from these two securitizations. We do not expect to add investments in this asset category for the foreseeable future due to market conditions.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of December 31, 2013 (dollars in thousands):

			Issuer Statistics
Industry Sector	Estimated Fair Value	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$106,524	1.5%	48.2%	2.0x
Office	132,586	6.7%	61.4%	2.1x
Residential Mortgage	50,113	2.5%	73.6%	3.7x
Specialty Finance	79,748	4.3%	79.3%	1.5x
Homebuilders	18,750	8.0%	86.3%	1.3x
Retail	76,638	2.4%	60.7%	2.7x
Hospitality	24,697	8.7%	148.5%	0.7x

Total	$489,056	3.7%	68.0%	2.1x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of December 31, 2013:

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

The table and the chart below describe certain characteristics of our real estate-related debt securities as of December 31, 2013 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Book Value
Unsecured REIT note receivables	$33,046	6.7%	3.1	$30,000
CMBS receivables	44,118	5.6%	30.6	69,905
Other securities	1,082	2.7%	34.8	49,056

Total	$78,246	4.7%	27.2	$148,961

(a)	S&P Ratings as of December 31, 2013.

Certain REIT and Investment Company Act Limits On Our Strategies

REIT Limits

We conduct our operations to qualify as a REIT. We also conduct the operations of our subsidiaries, Taberna Realty Finance Trust, or Taberna, Independence Realty Trust, Inc., or IRT, and any REITs we may sponsor in the future, which we collectively refer to as our REIT affiliates, to each qualify as a REIT. For a discussion of the tax implications of our and our REIT affiliates’ REIT status to us and our shareholders, see “Material U.S. Federal Income Tax Considerations” contained in Exhibit 99.1 to this Annual Report on Form 10-K. To qualify as a REIT, we and our REIT affiliates must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to shareholders and the ownership of common shares. In order to satisfy these tests, we and our REIT affiliates may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our or our REIT affiliates’ investment performance. These requirements include the following:

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

•

Overall, no more than 25% of the value of a REIT’s assets may consist of securities of one or more taxable REIT subsidiaries, or TRSs. Our TRSs that currently hold assets include: RAIT Jupiter Holdings, LLC (the holding company for our interest in RAIT Residential, RAIT Commercial, LLC and RAIT Urban Holdings, LLC), RAIT TRS, LLC (the holding company for Independence Realty Advisors, LLC, IRT’s external advisor), Taberna Capital Management, LLC (the collateral manager for Taberna VIII and Taberna IX), or TCM, Taberna Equity Funding, Ltd. (the holding company for bonds and equity issued by Taberna IX) and RAIT Funding LLC (the holding company for the entities that issued our junior subordinated notes and the entities party to our conduit and bridge CMBS facilities referred to below), Taberna VIII, Taberna IX and their co-issuers. Our and our REIT affiliates’ ability to grow or expand the fee-generating businesses held in a TRSs, as well as the business of future TRSs we or our REIT affiliates may form, will be limited by our and our REIT affiliates’ need to meet this 25% test.

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

Competition

We are subject to significant competition in all aspects of our business. Existing industry participants and potential new entrants compete with us for the available supply of investments suitable for origination or acquisition, as well as for debt and equity capital. We are seeing increasing amounts of competition from new entrants in the market to originate conduit loans, which may reduce our return on making new conduit loans. We compete with many third parties engaged in real estate finance and investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. With respect to our investments in real estate, we face significant competition from other owners, operators and developers of properties, many of which own properties similar to ours in markets where we operate. Competition may increase, and other companies and funds with investment objectives similar to ours may be organized in the future. Some of these competitors have, or in the future may have, substantially greater financial resources than we do and generally may be able to accept more risk. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, competition may lead us to pay a greater portion of the origination fees that we expect to collect in our future origination activities to third-party investment banks and brokers that introduce borrowers to us in order to continue to generate new business from these sources.

Employees

As of March 6, 2014, we had 394 employees and believe our relationships with our employees to be good. None of our employees is covered by a collective bargaining agreement.

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

Risks Related to Our Business

The commercial real estate industry has been and may continue to be adversely affected by economic conditions in the U.S. and global financial markets generally.

Our business and operations depend on the commercial real estate industry generally, which in turn depends upon broad economic conditions in the U.S. and abroad. Despite some improvements, the U.S. economy is continuing to experience relatively high unemployment and slow growth. A worsening of economic conditions would likely have a negative impact on the commercial real estate industry generally and on our business and operations specifically. Additionally, disruptions in the global economy may also have a negative impact on the commercial real estate market domestically. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, limiting our ability to originate new commercial real estate debt or acquire or finance investments in real estate and otherwise negatively impacting our operations.

Liquidity is essential to our businesses and we rely on outside sources of capital that have been negatively impacted by U.S. and global economic conditions.

We require significant outside capital to fund and grow our businesses. A primary source of liquidity for us has been the equity and debt capital markets, including sales of loans to securitizations, repurchase agreements, issuances of common equity, preferred equity and convertible senior notes . Access to the capital markets and other sources of liquidity was severely disrupted during the U.S. recession that began in 2007 and, despite improvements since the end of the recession, the markets could suffer another severe downturn and another liquidity crisis could emerge. If we fail to secure financing on acceptable terms or in sufficient amounts our income may be reduced by limiting our ability to originate loans and other investments, reducing our fee income and increasing our financing expense. A reduction in our net income could impair our liquidity and our ability to pay distributions to our shareholders. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. For information about our available sources of funds, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and the notes to the consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K.

The price of our common shares and other securities historically has been volatile. This volatility may affect the price at which anyone holding our common shares or other securities could sell them, and the sale of substantial amounts of our common shares or such other securities could adversely affect the price of our common shares or such other securities.

The market price for our common shares has varied between a high of $9.06 on December 26, 2013 and a low of $6.18 on August 30, 2013 in the twelve month period ending on March 6, 2014. This volatility may affect the price at which you could sell the common shares. Other securities we have issued have also had volatile market prices. The market prices of our securities are likely to continue to be volatile and the trading volume subject to significant fluctuations in response to market and other factors, including the other risk factors discussed in this report; variations in our quarterly operating results from our expectations or those of securities analysts or investors, downward revisions in securities analysts’ estimates, and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

Our reliance on debt to finance investments may require us to make balloon payments upon maturity, upon the exercise of any applicable put rights or otherwise, and an increased risk of loss may reduce our return on investments, reduce our ability to pay distributions to our shareholders and possibly result in the foreclosure of any assets subject to secured financing.

We have historically incurred a debt to finance our investments, which could compound losses and reduce our ability to pay distributions to our shareholders. Our debt service payments could reduce the net income available for distributions to our shareholders and reduce our liquidity available to make distributions to our shareholders each calendar year that are required for REIT qualification. Most of our assets are pledged as collateral for borrowings. In addition, the assets of the securitizations that we consolidate collateralize the debt obligations of the securitizations and are not available to satisfy our other creditors. To the extent that we fail to meet debt service obligations, we risk the loss of some or all of our respective assets to foreclosure or sale to satisfy these debt obligations. Currently, our declaration of trust and bylaws do not impose any limitations on the extent to which we may leverage our respective assets.

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

The accounting method for convertible debt securities that may be settled in cash could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, issued by the Financial Standards Board, or FASB, an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for all of our currently outstanding senior convertible notes is that the equity component is required to be included in the additional paid-in capital section of shareholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of these notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of these notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common shares and the trading price of these notes. We expect that any notes we may issue in the future that are convertible into our common shares would receive similar accounting treatment.

Future sales of our common shares in the public market could lower the market price for our common shares and adversely impact the trading price of the notes.

In the future, we may sell additional common shares to raise capital. In addition, a substantial number of our common shares are reserved for issuance upon the exercise of the issued and issuable warrants, or the warrants, described below (see Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources-Series D preferred shares”) and upon conversion of our outstanding senior convertible notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common shares. The issuance and sale of substantial amounts of common shares, or the perception that such issuances and sales may occur, could adversely affect the market price of our common shares and impair our ability to raise capital through the sale of additional equity securities.

The exercise of our issued and issuable warrants and conversion of our outstanding convertible senior notes may dilute the ownership interest of existing common shareholders.

The exercise of our issued and issuable warrants and conversion of some or all of our outstanding convertible senior notes may dilute the ownership interests of existing shareholders. Any sales in the public market of any of our common shares issuable upon such exercise or conversion could adversely affect prevailing market prices of our common shares or the anticipation of such exercise or conversion could depress the price of our common shares.

We may seek to acquire, redeem, restructure, refinance or otherwise enter into transactions to satisfy our debt which may include any combination of material payments of cash, issuances of our debt and/or equity securities, sales or exchanges of our assets or other methods.

From time to time our collateralized debt obligation, or CDO, notes payable and our other indebtedness may trade at discounts to their respective face amounts. In order to reduce future cash interest payments, as well as future principal amounts due upon any applicable put dates, at maturity or upon redemption, or to otherwise benefit RAIT, we may, from time to time, purchase such CDO notes payable or other indebtedness for cash, in exchange for our equity or debt securities, or for any combination of cash and our equity or debt securities, in each case in open market purchases, privately negotiated transactions, exchange offers and consent solicitations or otherwise. We will evaluate any such transactions in light of then-existing market conditions, contractual restrictions and other factors, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material and may materially reduce our liquidity or reduce or eliminate our ability to convert assets into liquidity. Any material issuances of our equity securities may have a material dilutive effect on our current shareholders.

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

Our remaining consolidated securitizations collateralized primarily by investments in debt securities, Taberna VIII and Taberna IX, have not passed some of their performance tests. As a consequence, distributions to senior debt have been accelerated, resulting in the cessation of distributions on the subordinated debt and equity we hold in these securitizations as well as our subordinated management fees from these securitizations. This has substantially reduced the cash flow we receive from these securitizations. Because we do not expect these securitizations will meet these tests for the foreseeable future, we expect that our cash flows from these transactions will remain limited to the senior management fees received from them.

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

We receive collateral management fees pursuant to collateral management agreements for acting as the collateral manager of RAIT I, RAIT II, Taberna I, Taberna VIII and Taberna IX. If all the notes issued by one of those securitizations are redeemed, or if the collateral management agreement is otherwise terminated, we will no longer receive collateral management fees from that securitization. In general, a collateral management agreement may be terminated both with and without cause at the direction of holders of a specified supermajority in principal amount of the notes issued by the securitization. Furthermore, such fees are based on the total amount of collateral held by the securitizations. If the assets serving as collateral for a securitization are prepaid or go into default, we will receive lower collateral management fees than expected or the collateral management fees may be eliminated.

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

We receive servicing and special servicing fees pursuant to a servicing agreement with our consolidated securitization, RAIT 2013-FL1 Trust, or RAIT FL1, for services we provide as the servicer and special servicer of RAIT FL1 and expect to enter into similar agreements in the future with respect to future similar securitizations . If this or any similar servicing agreement is terminated or if the loans serving as collateral for a securitization are prepaid or go into default, the servicing fees will be reduced or eliminated.

We receive servicing fees pursuant to a servicing agreement for acting as the servicer and special servicer of RAIT FL1. If all the notes issued by RAIT FL1 are redeemed, or if the servicing agreement is otherwise terminated, we will no longer receive servicing fees from RAIT FL1. In general, the servicing agreement may be terminated upon the occurrence of a termination event, which includes our failure to remit required payments, make required advances, material breaches of covenants or representations, defined bankruptcy and insolvency events and a ratings downgrade citing servicing concerns as a material factor. Furthermore, such fees are based on the total amount of collateral held by the securitization. If the assets serving as collateral for a securitization are prepaid or go into default, we will receive lower servicing fees than expected or the servicing fees may be eliminated. We may enter into additional similar servicing agreements in the future in connection with future securitizations.

We receive advisory fees pursuant to an advisory agreement, or the IRT advisory agreement, with IRT for advisory services we provide as the external advisor of IRT. If this advisory agreement is terminated, the advisory fees will be reduced or eliminated.

The IRT advisory agreement provides that IRT may terminate the IRT advisory agreement for cause only upon the affirmative vote of two-thirds of IRT’s independent directors or a majority of IRT’s outstanding common stock or a change of control of RAIT or IRT’s advisor (each as defined in the IRT advisory agreement) if a majority of IRT’s independent directors determine that such a change of control of RAIT or IRT’s advisor is materially detrimental to IRT. If IRT terminates the agreement without cause, or if IRT’s advisor terminates the agreement because of a material breach of the agreement by IRT or as a result of a change of control of IRT, IRT must pay IRT”s advisor a termination fee. If the IRT advisory agreement is terminated, the advisory fees will be reduced or eliminated, even if such termination results in the payment of a termination fee.

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

In connection with loan sales to securitization vehicles, we are required to make representations and warranties regarding, among other things, the borrowers, guarantors, collateral, originators and servicers of the loans sold to the depositor of such assets into securitization trusts. In the event of a breach of such representations or warranties, we may be required to repurchase the affected loans at their face value or otherwise make payments to the owner of the loan. While we may have recourse to loan originators (if not us), borrowers, guarantors and/or other third parties whose representations, warranties, certifications, reports and/or other statements or work product we relied upon in making our representations and warranties, there can be no guaranty that such parties will be able to fully or partially cover any liability we may have in such circumstances. Furthermore, if we discover, prior to the securitization of an asset, that there is any fraud or misrepresentation with respect to the origination of such asset by a third party and are unable to force that third party to repurchase the loan, then we may not be able to sell the loan to a securitization or we may have to sell it at a discount. In any such case, we may incur losses and our cash flows may be impaired.

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

The organization and management of IRT may create conflicts of interest.

Our subsidiary serves as the external advisor of IRT. IRT currently holds, or may hold in the future, assets that we determine should be acquired by it and doing so may create conflicts of interest, including between investors in IRT and our shareholders, since many investment opportunities that are suitable for us may also be suitable for IRT. Additionally, our management and other real estate and debt finance professionals may face conflicts of interest in allocating their time among RAIT and IRT. Although as a company we will seek to make these decisions in a manner that we believe is fair and consistent with the operative legal documents governing us and IRT, including our investment allocation policy, the transfer or allocation of these assets may give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our ability to manage or generate income or cash flow from IRT.

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

We have entered into repurchase agreements, and may in the future enter into other repurchase agreements, warehouse facilities or other short term debt with similar terms. Our lenders have the right under our current repurchase agreements, and may have the right under such other debt, to liquidate assets acquired thereunder upon the occurrence of certain events, such as an event of default. We are exposed to loss if the proceeds received by the lender upon any such liquidation are insufficient to satisfy our obligation to the lender. We are also subject to the risk that the assets subject to such repurchase agreements, warehouse facilities or other debt with similar terms might not be suitable for refinancing through, or sales to, future securitization transactions. If we were unable to refinance these assets through, or sell these assets to, future securitization transactions, we might be required to seek more costly financing for these assets, to liquidate assets or to repurchase assets under time constraints that may not produce the optimal return to us.

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

If we deconsolidate any of RAIT I, RAIT II, RAIT FL1, Taberna VIII or Taberna IX or IRT, it may have a material effect on our financial statements.

Our consolidated financial statements reflect our accounts and the accounts of our majority-owned and/or controlled subsidiaries and of entities that are variable interest entities, or VIEs, where we have determined that we are the primary beneficiary of such entities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidation.” If we were to cease serving as the collateral manager or servicer for any of RAIT I, RAIT II, RAIT FL1, Taberna VIII or Taberna IX and/or if we determined that our retained interests in any such securitizations no longer made us its primary beneficiary, our determination to consolidate such securitization could change. If we deconsolidate any of these securitizations for these or any other reasons, such deconsolidation would have a material effect on our financial statements, including a material reduction of our assets, liabilities, equity and income. Similarly, IRT’s securities offerings have resulted in our holding a minority interest in IRT, while we remain the largest single shareholder. If we held minority interests, if we were to cease serving as the advisor for IRT for any reason and/or if we determined that our retained interests in IRT no longer made us its primary beneficiary that could affect our determination to consolidate IRT. We have contributed a substantial amount of assets to IRT and may make similar transfers of our assets in the future and IRT has acquired other assets and otherwise engage in significant activity while we consolidate it. If we deconsolidate IRT for these or any other reasons, such deconsolidation may have a material effect on our financial statements, including a material reduction of our assets, liabilities, equity and income.

Quarterly results may fluctuate and may not be indicative of future quarterly performance.

Our quarterly operating results could fluctuate; therefore, you should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in our investment origination volume, variations in the timing of repayments of debt financing, variations in the amount of time between our receipt of the proceeds of a securities offering and our investment of those proceeds in loans or real estate, market conditions that result in increased cost of funds or material fluctuations in the fair value of our assets and liabilities, the degree to which we encounter competition in our markets, general economic conditions and other factors referred to elsewhere in this section.

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

Our portfolio of debt securities has been adversely affected by, and may continue to be adversely affected by, economic developments affecting the business sectors in which our borrowers operate, including homebuilders, residential mortgage providers, commercial mortgage providers, office, specialty finance, retail, hospitality and storage, resulting in a substantial reduction in their fair value which adversely affects our financial performance and has substantially decreased the cash flow we receive from the securitizations holding debt securities. We cannot assure you that the fair value we reflect for any asset or liability in any particular reporting period will not change adversely in a subsequent reporting period.

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

Lease expirations, lease defaults and lease terminations may result in reduced revenue from our real estate if the lease payments received from replacement tenants are less than the lease payments received from the expiring, defaulting or terminating tenants. In addition, lease defaults by one or more significant tenants, lease terminations by tenants following events causing significant damage to the property or takings by eminent domain, or the failure of tenants under expiring leases to elect to renew their leases, could cause us to experience long periods with reduced or no revenue from a property and to incur substantial capital expenditures in order to obtain replacement tenants. See Item 2-“Properties,” for a ten-year lease expiration schedule for our non-residential properties as of December 31, 2013.

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

We reflect certain investments in securities, certain CDO notes payable, certain derivative instruments and other assets and liabilities at fair value in our balance sheet, with all changes in fair value recorded in earnings. Most of these investments are securities or other assets that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. For further discussion of the fair value of our financial instruments, see Item 8, “Financial Statements and Supplementary Data—Note 2: Summary of Significant Accounting Policies—Fair Value of Financial Investments.” We value these investments quarterly at fair value. Because such valuations are inherently uncertain, may fluctuate over short periods of time and are based on assumptions and estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. If our determinations regarding the fair value of these investments are not realized, we could record a loss upon their disposal.

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

Through December 31, 2013 the cumulative effect of the fair value adjustments recorded on each financial asset and liability selected for the fair value option resulted in a net increase in shareholders’ equity of $87.0 million, principally as a result of adjustments in the fair value of our CDO notes payable and other liabilities. This increase in shareholders’ equity has reversed, and may continue to reverse, through earnings as an unrealized loss in the future. For example, our CDO notes payable have recovered, and may continue to recover, some or all of their value sooner than any recovery of the value of the securities collateralizing them, the net difference in the respective recoveries has materially reduced, and may continue to reduce, earnings and our shareholders’ equity. Under current market conditions and the volatility in interest rates and the credit performance of our underlying collateral, we cannot assure you that there will not be further significant fluctuations in the fair value of our assets and liabilities, which could materially reduce earnings and our shareholders’ equity.

At December 31, 2013, our total investment in Taberna VIII and Taberna IX is approximately $248.7 million which represents both preferred equity and various levels of debt positions. Approximately 86.2% of the investments are in the form of TruPS and TruPS related receivables issued by commercial real estate companies. The typical TruPS instruments are unsecured borrowings with a 30 year maturity and a 5 year no-call provision that prevented prepayments. Beginning in 2012, the no-call provisions for TruPS collateralizing Taberna VIII and Taberna IX started to expire and the TruPS issuers have the option to prepay the instruments on which the no-call provisions have expired. Given the historically low interest rate environment in comparison to when the collateral was originated, together with improving performance for some of these TruPS issuers, we expect some of the TruPS issuers will elect to prepay their TruPS. We expect to use any prepayments to repay the most senior tranches of the non-recourse CDO notes payable issued by Taberna VIII and Taberna IX in accordance with the terms of their respective indentures. We carry these CDO notes payable at their fair value on our financial statements, which is currently lower than the amount due thereunder, and any negative difference between the amount paid and the carrying amount may result in incremental non-cash charges to our GAAP earnings.

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

The Dodd Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, may impose significant requirements on hedging instruments we use. Our compliance efforts and any need for us to change the manner in which we structure our hedges may result in increased expenses. Also, the Dodd-Frank Act provides for the creation of a clearing house for hedging instruments and require the posting of cash collateral based on the fair value of any hedging instruments. Any such posting requirement could reduce our liquidity or limit our ability to hedge.

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

In particular, at least 75% of our and our REIT affiliates total assets at the end of each calendar quarter must each consist of real estate assets, government securities, and cash or cash items. For this purpose, “real estate assets” generally include interests in real property, such as land, buildings, leasehold interests in real property, stock of other entities that qualify as REITs, interests in mortgage loans secured by real property, investments in stock or debt instruments during the one-year period following the receipt of new capital and regular or residual interests in a real estate mortgage investment conduit, or REMIC. In addition, the amount of securities of a single issuer that we and each of our REIT affiliates hold must generally not exceed either 5% of the value of our gross assets or 10% of the vote or value of the issuer’s outstanding securities.

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

If TCM or any other subsidiary required to register as an investment adviser under the Investment Advisers Act of 1940, or the Investment Advisers Act, fails to comply with the Investment Advisers Act, this could have an adverse effect on its ability to earn related fees.

Our subsidiary, TCM, is a registered investment adviser under the Investment Advisers Act of 1940, or the Investment Advisers Act, and, as such, is supervised by the SEC. We maintain the registration of TCM under the Investment Advisers Act primarily so that it can serve as collateral manager for Taberna I, Taberna VIII and Taberna IX. We may have to register additional affiliates of RAIT providing management or advisory services to other public and private investment vehicles we sponsor in the future. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including record-keeping requirements, operational procedures and disclosure obligations. Such subsidiaries may also be registered with various states and, thus, subject to the oversight and regulation by such states’ regulatory agencies. If we do not comply with these requirements, we may not be able to provide these management or advisory services to Taberna I, Taberna VIII and Taberna IX or other public and private investment vehicles, as applicable, and earn related fees. For a description of an investigation of TCM by the SEC, see “Item 3—Legal Proceedings” below.

If our subsidiaries that are not registered as investment advisers under the Investment Advisers Act that provide collateral management and advisory services to securitizations or other investment vehicles were required to so register, it could hinder our operating performance and negatively impact our business and subject us to additional regulatory burdens and costs that we are not currently subject.

Where our subsidiary provides collateral management or advisory services solely to one or more entities that do not invest in “securities” or regarding assets that are not “securities portfolios” that provide sufficient “regulatory assets under management”, as such terms are defined in the Investment Advisers Act, such subsidiary will not engage in activities that would require it to register as an investment adviser under the Investment Advisers Act. We have determined that neither RAIT Partnership nor IRT’s advisor need to register as an investment adviser for RAIT Partnership’s collateral management services to RAIT I and RAIT II or for the IRT advisor’s advisory services to IRT, respectively. We have not requested the SEC to approve our determination that these subsidiaries do not need to register as investment advisers under the Investment Advisers Act and the SEC has not done so. If the SEC or any applicable state regulatory authority were to disagree with our determination, we would need to register those companies as investment advisers and comply with all applicable requirements, which might require those subsidiaries to adjust the manner in which they provide services which could hinder their respective operating performance and negatively impact their respective business and subject them to additional regulatory burdens and costs that they are not currently subject to.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

For our investments in real estate, the leases for our multi-family properties are generally one-year or less and leases for our office and retail properties are operating leases. The following table represents a ten-year lease expiration schedule for our non-residential properties as of December 31, 2013.

Year of Lease Expiration (December 31,)	Number of Leases Expiring during the Year	Rentable Square Feet Subject to Expiring Leases	Final Annualized Rent under Expiring Leases (in 000’s) (a)	Final Annualized Rent per Square Foot under Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total
2014	201	421,187	$4,388,182	$10.42	13.6%	13.6%
2015	101	534,223	4,990,706	9.34	15.5%	29.1%
2016	57	251,374	3,969,131	15.79	12.3%	41.4%
2017	26	354,673	5,566,211	15.69	17.3%	58.7%
2018	18	113,339	1,656,830	14.62	5.1%	63.8%
2019	15	72,116	661,044	9.17	2.1%	65.9%
2020	10	55,336	392,683	7.10	1.2%	67.1%
2021	5	99,603	1,464,467	14.70	4.5%	71.6%
2022	4	183,431	2,851,472	15.55	8.9%	80.5%
2023	5	221,940	3,863,067	17.41	12.0%	92.5%
2024 and thereafter	6	193,827	2,404,992	12.41	7.5%	100.0%

Total	448	2,501,049	$32,208,785	$12.88	100.0%

(a)	“Final Annualized Rent” for each lease scheduled to expire represents the cash rental rates of the respective tenants for the final month prior to expiration multiplied by 12.

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

Our common shares trade on the New York Stock Exchange, or the NYSE, under the symbol “RAS.” We have adopted a Code of Business Conduct and Ethics, which we refer to as the Code, for our trustees, officers and employees intended to satisfy New York Stock Exchange listing standards and the definition of a “code of ethics” set forth in Item 406 of Regulation S-K. Any information relating to amendments to the Code or waivers of a provision of the Code otherwise required to be disclosed pursuant to Item 5.05 of Form 8-K will be disclosed through our website.

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

	Price Range of Common Shares		Dividends Declared
	High	Low
2012
First Quarter	$6.28	$4.70	$0.08
Second Quarter	5.20	3.90	0.08
Third Quarter	5.40	4.29	0.09
Fourth Quarter	5.99	4.92	0.10
2013
First Quarter	$8.21	$5.66	$0.12
Second Quarter	8.85	7.06	0.13
Third Quarter	7.92	6.16	0.15
Fourth Quarter	9.21	6.50	0.16
2014
First Quarter (through March 6, 2014)	$8.97	$7.90

As of March 6, 2014, there were 81,865,000 of our common shares outstanding held by 479 holders of record.

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

PERFORMANCE GRAPH

The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period commencing December 31, 2008 and ending December 31, 2013 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Mortgage REIT index, the NAREIT Equity index and the S&P 500 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Item 6.	Selected Financial Data

The following selected financial data information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the notes thereto, included elsewhere herein (dollars in thousands, except share and per share data).

	As of and For the Years Ended December 31
	2013	2012	2011	2010	2009
Operating Data:
Net interest margin	$103,852	$84,145	$93,995	$110,453	$255,793
Rental income	114,224	103,872	91,880	72,373	44,637
Total revenue	246,875	200,784	195,798	201,068	326,928
Interest expense	(40,297)	(42,408)	(51,293)	(53,188)	(135,638)
Real estate operating expenses	(60,887)	(56,443)	(55,285)	(51,276)	(35,179)
Provision for losses	(3,000)	(2,000)	(3,900)	(38,307)	(226,567)
Asset impairments	—	—	—	—	(46,015)
Total expenses	(181,972)	(170,236)	(181,341)	(218,389)	(513,869)
Operating income (loss)	64,903	30,548	14,457	(17,321)	(186,941)
Change in fair value of financial instruments	(344,426)	(201,787)	(75,154)	45,840	1,563
Income (loss) from continuing operations	(285,364)	(168,341)	(38,457)	110,590	(440,141)
Net income (loss)	(285,364)	(168,341)	(37,710)	110,913	(440,981)
Net income (loss) allocable to common shares	(308,008)	(182,805)	(51,130)	98,152	(441,203)
Earnings (loss) per share from continuing operations
Basic	$(4.54)	$(3.75)	$(1.35)	$3.38	$(20.26)
Diluted	$(4.54)	$(3.75)	$(1.35)	$3.33	$(20.26)
Earnings (loss) per share:
Basic	$(4.54)	$(3.75)	$(1.33)	$3.39	$(20.30)
Diluted	$(4.54)	$(3.75)	$(1.33)	$3.34	$(20.30)
Balance Sheet Data:
Investments in mortgages and loans, net	$1,099,422	$1,044,729	$950,281	$1,149,419	$1,380,957
Investments in real estate	1,004,186	918,189	891,502	839,192	737,060
Investments in securities	567,302	655,509	647,461	705,451	694,897
Total assets	3,027,237	2,923,980	2,902,604	2,993,432	3,094,976
Total indebtedness	2,086,401	1,799,595	1,748,274	1,838,177	2,077,123
Total liabilities	2,338,577	2,033,856	1,988,510	2,074,902	2,325,055
Total equity	635,690	837,846	914,094	918,530	769,921
Other Data:
Common shares outstanding, at period end (1)	71,447,437	58,913,142	41,289,566	35,300,190	24,806,866
Book value per share (1)	$5.62	$11.16	$18.04	$21.33	$24.24
Ratio of earnings to fixed charges and preferred share dividends	— x (2)	—x (2)	—x (2)	1.9x	—x (2)
Dividends declared per share (1)	$0.56	$0.35	$0.27	$—	$—

(1)	Information presented for 2009 through 2010 have been adjusted to reflect the 1-for-3 reverse stock split in June 2011.
(2)	The ratio of earnings to fixed charges and preferred share dividends for the years ended December 31, 2013, 2012, 2011, and 2009 is deficient by $308.0 million, $183.0 million, $52.1 million, and $453.8 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our success to date in implementing these strategies is demonstrated by the significant asset growth and the asset performance we achieved in the year ended December 31, 2013. During the year ended December 31, 2013, we originated $602.9 million of commercial real estate loans, had conduit loan sales of $406.9 million and loan repayments of $98.6 million, resulting in net loan growth of $97.4 million. In addition, during 2013 we had stable credit performance in our investment in loans, with a $32.0 million decrease in non-accrual loans from December 31, 2012 and RAIT I and RAIT II continuing to satisfy their respective OC triggers and IC triggers as described below. With regards to our owned commercial real estate portfolios, we continue to see improvements in the key measures of their performance: occupancy and rental rates. As a result, the net operating income at our owned properties increased to $53.3 million during the year ended December 31, 2013. Our asset growth and asset performance resulted in growth in our adjusted funds from operations to $87.7 million and growth in our operating income to $64.9 million during the year ended December 31, 2013.

While we generated a GAAP net loss allocable to common shares of $308.0 million, or $4.54 per common share-diluted, during the year ended December 31, 2013, we attribute this loss primarily to continued non-cash negative changes in the fair value mainly from our non-recourse financial instruments from our legacy Taberna securitizations. For the year ended December 31, 2013, the net change in fair value of financial instruments decreased net income by $344.4 million. This is comprised of the change in fair value of financial instruments of $333.2 million associated with an increase in the fair value of non-recourse debt, CDO notes payable, issued by Taberna VIII and Taberna IX and the associated interest rate hedges. This non-cash mark-to-market reduction to earnings was partially offset by $9.2 million of non-cash mark-to-market increases in the fair value of trading securities and security related receivables.

Set forth below are key statistics relating to our business for the years indicated (dollars in thousands, except share and per share data):

	For the Years Ended December 31
	2013	2012	2011
Financial Statistics:
Assets under management	$3,595,530	$3,587,901	$3,517,684
Total revenue	$246,875	$200,784	$195,798
Earnings per share, diluted	$(4.54)	$(3.75)	$(1.33)
Funds from operations per share, diluted	$(3.99)	$(3.12)	$(0.59)
Adjusted funds from operations per share, diluted	$1.29	$1.10	$0.96
Common dividend declared per share (a)	$0.56	$0.35	$0.27
Commercial Real Estate (“CRE”) Loan Portfolio (b):
Reported CRE Loans—unpaid principal	$1,115,949	$1,068,984	$952,997
Non-accrual loans—unpaid principal	$37,073	$69,080	$54,334
Non-accrual loans as a % of reported loans	3.3%	6.5%	5.7%
Reserve for losses	$22,955	$30,400	$40,565
Reserves as a % of non-accrual loans	61.9%	44.0%	74.7%
Provision for losses	$3,000	$2,000	$3,900
CRE Property Portfolio:
Reported investments in real estate	$1,004,186	$918,189	$891,502
Net operating income	$53,337	$47,429	$36,595
Number of properties owned	62	59	56
Multi-family units owned	9,372	8,206	8,014
Office square feet owned	2,009,852	2,015,524	1,786,860
Retail square feet owned	1,421,059	1,422,572	1,358,257
Land acres owned	21.92	21.92	21.92
Average Physical Occupancy Data:
Multi-family	92.2%	90.0%	88.5%
Office	75.6%	72.8%	69.2%
Retail	69.0%	73.2%	68.0%
Average Effective Rent per Unit/Square Foot (c):
Multi-family (d)	$743	$712	$685
Office (e)	$18.88	$19.64	$19.41
Retail (e)	$11.97	$12.32	$9.08

(a)	On January 10, 2011, we declared a 2010 annual cash dividend on our common shares of $0.09 per common share, split adjusted. The dividends were paid on January 31, 2011 to holders of record on January 21, 2011.
(b)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only and does not include other loans. See Note 3—“Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.
(c)	Based on properties owned as of December 31, 2013.
(d)	Average effective rent is rent per unit per month.
(e)	Average effective rent is rent per square foot per year.

Trends That May Affect Our Business

The following trends may affect our business:

Credit, capital markets and liquidity risk. We are seeing increased availability of liquidity to finance assets similar to those in our investment portfolios which has increased our ability to finance new investments in our targeted asset classes. In particular, the availability of financing from CMBS securitizations has been improving. While this reduces the risk of defaults upon the maturity of loans due to the lack of sources of refinancing, it also increases the opportunity for borrowers to prepay our loans and debt securities, as described below. We expect a substantial amount of commercial real estate related debt to mature through 2018 which should create a lending opportunity for us in areas we identify as having a suitable risk-adjusted rate of return. Currently, we expect to originate more bridge loans than conduit loans in 2014 because we believe there has been a substantial increase in the number of conduit loan originators resulting in a reduction in the return we expect from conduit loans and we believe we can achieve greater risk-adjusted returns from originating bridge loans.

Interest rate environment. Interest rates were at historically low levels at the start of 2013 but began to rise in the latter half of 2013. We believe market participants expect that the future interest rate environment may be higher. Any volatility may impact the value of our assets, liabilities and interest rate hedges. We use floating rate facilities and long-term floating rate CDO notes payable to finance our investments. To the extent the amount of fixed-rate, commercial loans are not directly offset by matching fixed-rate CDO notes payable, we may utilize interest rate derivative contracts to convert our floating rate liabilities into fixed-rate liabilities, effectively match funding our assets with our liabilities. Continued volatility in interest rates may impact the value of our investments, financing arrangements or the interest income or expense generated by those investments/financings in the future. Moreover, due to the general low interest rate environment, we have seen fewer subordinated lending opportunities offering attractive risk-adjusted returns.

Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates on our assets also may be affected by other factors, including, without limitation, conditions in the housing, real estate and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate loans. As a result of the current low interest rate environment, there may be an increase in prepayment rates in our commercial loan portfolio, which could decrease our net investment income, and a corresponding increase in prepayment rates of our debt securities, which may result in our recognizing non-cash expenses due to fair value adjustments.

Commercial real estate performance. We are seeing signs of improvement in the commercial real estate markets. The multi-family, office and retail sectors of commercial real estate are experiencing increased occupancy levels and increased rents as compared to historic levels in several markets throughout the United States, including those where we are invested.

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

We recognize interest income from interests in certain securitized financial assets on an effective interest yield method. Management estimates the current yield on the amortized cost of the investment based on estimated cash flows after considering prepayment and credit loss experience.

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

Recognition of Fee and Other Income. We generate fee and other income through our various subsidiaries by (a) funding conduit loans for sale into unaffiliated CMBS securitizations, (b) providing or arranging to provide financing to our borrowers, (c) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (d) providing property management services to third parties. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the years ended December 31, 2013, 2012, and 2011, we received $4.7 million, $5.0 million, and $5.2 million, respectively, of earned asset management fees. We eliminated $3.5 million, $3.7 million, and $3.8 million, respectively, of these earned asset management fees as it was associated with consolidated securitizations.

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

Investments in Securities. We account for our investments in securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, and designate each investment security as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). We classify certain available-for-sale securities as trading securities when we elect to record them under the fair value option in accordance with FASB ASC Topic 825, “Financial Instruments.” See Item 5, “Financial Statements and Supplementary Data, Note 2. m., Fair Value of Financial Instruments.” Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

We account for investments in securities where the transfer meets the criteria as a financing under FASB ASC Topic 860, “Transfers and Servicing”, at fair value. Our investments in security-related receivables represent securities that were transferred to issuers of collateralized debt obligations, or CDOs, in which the transferors maintained some level of continuing involvement. We use our judgment to determine whether an investment in securities has sustained an other-than-temporary decline in value. If management determines that an available-for-sale security has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings, and we establish a new cost basis for the investment. Our evaluation of an other-than-temporary decline is dependent on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the estimated fair value of the investment in relation to our cost basis; the financial condition of the related entity; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery of the fair value of the investment.

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

•

Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Generally, assets and liabilities carried at fair value and included in this category are trust preferred securities, or TruPS, and subordinated debentures, trust preferred obligations and CDO notes payable where observable market inputs do not exist.

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

For further discussion on fair value of our financial instruments, see Item 8, “Financial Statements and Supplementary Data. Note 8: Fair Value of Financial Instruments.”

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

Assets Under Management

Assets under management, or AUM, is an operating measure comprised primarily of our consolidated assets and unconsolidated assets for which we serve as collateral manager earning collateral management fees, as described below. While not all AUM generates fee income, it is an important operating measure to gauge our asset growth, volume of originations, size and scale of our operations and our performance. AUM does not include properties to which we provide property management services where the properties’ owners are not consolidated by us.

The table below summarizes our AUM as of December 31, 2013 and December 31, 2012 (dollars in thousands):

	AUM as of December 31, 2013	AUM as of December 31, 2012
Commercial real estate portfolio (1)	$2,092,810	$1,950,597
U.S. TruPS portfolio (2)	1,502,720	1,637,304

Total	$3,595,530	$3,587,901

(1)	As of December 31, 2013 and December 31, 2012, our commercial real estate portfolio was comprised of $798.8 million and $928.5 million of assets collateralizing RAIT I and RAIT II, respectively, $1.0 billion and $918.2 million, respectively, of investments in real estate and $158.0 million and $103.9 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized. As of December 31, 2013, our commercial real estate portfolio was also comprised of $131.8 million of assets collateralizing RAIT 2013-FL1.
(2)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I, Taberna VIII, and Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.

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

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands, except share information):

	For the Year Ended December 31, 2013		For the Year Ended December 31, 2012		For the Year Ended December 31, 2011
	Amount	Per Share (1)	Amount	Per Share (2)	Amount	Per Share (3)
Funds From Operations:
Net income (loss) allocable to common shares	$(308,008)	$(4.54)	$(182,805)	$(3.75)	$(51,130)	$(1.33)
Adjustments:
Real estate depreciation and amortization	33,538	0.50	30,550	0.63	28,407	0.74
(Gains) losses on the sale of real estate	3,724	0.05	—	—	98	—

Funds From Operations	$(270,746)	$(3.99)	$(152,255)	$(3.12)	$(22,625)	$(0.59)

Adjusted Funds From Operations:
Funds From Operations	$(270,746)	$(3.99)	$(152,255)	$(3.12)	$(22,625)	$(0.59)
Adjustments:
Change in fair value of financial instruments	344,426	5.08	201,787	4.14	75,154	1.96
(Gains) losses on debt extinguishment	1,275	0.02	(1,574)	(0.03)	(15,001)	(0.39)
Capital expenditures, net of direct financing	(2,535)	(0.04)	(1,250)	(0.03)	(1,868)	(0.05)
Straight-line rental adjustments	(1,322)	(0.02)	(1,831)	(0.04)	(3,227)	(0.08)
Amortization of deferred items and intangible assets	13,125	0.19	6,323	0.13	3,823	0.10
Share-based compensation	3,441	0.05	2,208	0.05	541	0.01

Adjusted Funds From Operations	$87,664	$1.29	$53,408	$1.10	$36,797	$0.96

(1)	Based on 67,814,316 weighted-average shares outstanding-diluted for the year ended December 31, 2013.
(2)	Based on 48,746,761 weighted-average shares outstanding-diluted for the year ended December 31, 2012.
(3)	Based on 38,508,086 weighted-average shares outstanding-diluted for the year ended December 31, 2011.

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

Set forth below is a reconciliation of adjusted book value to shareholders’ equity as of December 31, 2013 (in thousands, except share information):

	As of December 31, 2013
	Amount	Per Share (1)
Total shareholders’ equity	$601,563	$8.42
Liquidation value of preferred shares characterized as equity (2)	(199,946)	(2.80)

Book value	401,617	5.62
Adjustments:
Taberna VIII and Taberna IX securitizations, net effect	(196,042)	(2.74)
RAIT I and RAIT II derivative liabilities	42,263	0.59
Change in fair value for warrants and investor SARs	22,080	0.31
Accumulated depreciation and amortization	156,705	2.19
Valuation of recurring collateral and property management fees	18,765	0.26

Total adjustments	(43,771)	0.61

Adjusted book value	$445,388	$6.23

(1)	Based on 71,447,437 common shares outstanding as of December 31, 2013.
(2)	Based on 4,069,288 Series A preferred shares, 2,288,465 Series B preferred shares, and 1,640,100 Series C preferred shares outstanding as of December 31, 2013, all of which have a liquidation preference of $25.00 per share.

REIT Taxable Income

To qualify as a REIT, we are required to make annual dividend payments to our shareholders in an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, to avoid certain U.S. federal excise taxes, we are required to make dividend payments to our shareholders in an amount at least equal to 90% of our REIT taxable income for each year. Because we expect to pay dividends based on the foregoing requirements, and not based on our earnings computed in accordance with GAAP, we expect that our dividends may at times be more or less than our reported earnings as computed in accordance with GAAP.

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

The table below reconciles the differences between reported net income (loss), total taxable income and estimated REIT taxable income for the three years ended December 31, 2013 (dollars in thousands):

	For the Years Ended December 31
	2013	2012	2011
Net income (loss), as reported	$(285,364)	$(168,341)	$(37,710)
Add (deduct):
Provision for losses	3,000	2,000	3,900
Charge-offs on allowance for losses	(10,445)	(17,682)	(27,509)
Domestic TRS book-to-total taxable income differences:
Income tax provision (benefit)	(2,933)	(584)	(538)
Stock compensation, forfeitures and other temporary tax differences	(877)	(1,569)	1,893
Capital losses not offsetting capital gains and other temporary tax differences	0	1,682	—
Gain on conversion of OP units	9,500	—	—
Capital losses not offsetting capital gains and other temporary tax differences	—	—	—
Change in fair value of financial instruments, net of noncontrolling interests	344,426	201,787	75,154
Amortization of intangible assets	597	332	560
CDO investments aggregate book-to-taxable income differences (1)	(33,551)	(38,821)	(49,454)
Convertible debt retirement premium	(21,593)	—	—
Other book to tax differences	(1,619)	5,237	(237)

Total taxable income (loss)	1,141	(15,959)	(33,941)
Taxable (income) loss attributable to domestic TRS entities	(4,138)	(1,124)	9,032
Dividends paid by domestic TRS entities	11,700	—	45
Allocable share of income from OP and tax partnerships	1,989	—	—
Deductible preferred dividends (2)	(10,692)	—	—

Estimated REIT taxable income (loss) (3)	$—	$(17,083)	$(24,864)

(1)	Amounts reflect the aggregate book-to-taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that Taberna consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between Taberna and its CDO investments.
(2)	Dividends paid deduction for preferred dividends is limited to the lesser of (i) REIT taxable income, or (ii) amount of preferred dividends paid.
(3)	As of December 31, 2013, RAIT has an estimated net operating loss carry-forward of approximately $71.6 million that may be used to offset its REIT taxable income in the future.

For the year ended December 31, 2013, the tax classification of our dividends on common shares was as follows:

Declaration Date	Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Return of Capital
12/12/2012	1/16/2013	1/31/2013	$0.10	$—	$—	$0.10
3/15/2013	4/3/2013	4/30/2013	0.12	—	—	0.12
6/20/2013	7/12/2013	7/31/2013	0.13	—	—	0.13
9/10/2013	10/3/2013	10/31/2013	0.15	—	—	0.15

			$0.50	$—	$—	$0.50

The preferred dividends that we paid in 2013 were classified as 57.0% ordinary dividend including 50.5% (of total preferred distributions) that was eligible for qualified dividend treatment. The remaining 43.0% was classified as return of capital.

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

Net interest margin. Net interest margin increased $19.8 million, or 23.5%, to $103.9 million for the year ended December 31, 2013 from $84.1 million for the year ended December 31, 2012. Investment interest income has increased, when compared to the year ended December 31, 2012, as a result of an increase in our average investments in loans and securities. This increase was primarily caused by the origination of new loans since December 31, 2012. During the year ended December 31, 2013, we originated $602.9 million of commercial real estate loans, had conduit loan sales of $406.9 million and loan repayments of $98.6 million, resulting in net loan growth of $97.4 million. In addition, investment interest expense decreased for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily attributable to $2.2 million of reduced interest rate hedging costs from the expiration of interest rate swap agreements associated with our consolidated RAIT I and RAIT II securitizations since December 31, 2012 and $2.7 million of reduced interest expense from repurchases and repayments of our CDO notes payable. This was partially offset by $2.1 million of increased investment interest expense from the RAIT 2013-FL1 securitization issued in July 2013 and from increased activity in the CMBS facilities and commercial mortgage facility as compared to 2012.

Rental income. Rental income increased $10.3 million to $114.2 million for the year ended December 31, 2013 from $103.9 million for the year ended December 31, 2012. The increase is attributable to $4.3 million of rental income from four new properties acquired or consolidated since December 31, 2012, and $2.6 million from three properties acquired during the year ended December 31, 2012 present for a full year of operations in 2013 and $3.8 million from improved occupancy and rental rates in 2013 as compared to 2012. The increase was partially offset by $0.4 million of rental income related to a property that was present for a full year of operations during the year ended December 31, 2012 but was disposed of during the year ended December 31, 2013.

Fee and other income. Fee and other income increased $16.0 million to $28.8 million for the year ended December 31, 2013 from $12.8 million for the year ended December 31, 2012. The increase is attributable to $12.0 million of conduit fee income and structuring fee income and $2.7 million in other income associated with legal settlements.

Expenses

Interest expense. Interest expense decreased $2.1 million, or 5.0%, to $40.3 million for the year ended December 31, 2013 from $42.4 million for the year ended December 31, 2012. The decrease is attributable to the repayment of $19.4 million of Junior Subordinated Notes during the first quarter of 2013, an interest rate reduction on the Junior Subordinated Notes as they by their terms changed from a fixed rate during the year ended December 31, 2012 to a lower floating rate for the year ended December 31, 2013, repurchases of our 6.875% convertible senior notes and repayments of our CDO notes payable. This was partially offset by an increase in loans payable on real estate relating to the acquisition of real estate properties in the fourth quarter of 2012, the third quarter of 2013, and the fourth quarter of 2013.

Real estate operating expense. Real estate operating expense increased $4.5 million to $60.9 million for the year ended December 31, 2013 from $56.4 million for the year ended December 31, 2012. Operating expenses increased $1.9 million primarily due to four properties acquired or consolidated since December 31, 2012 and $1.7 million from three properties acquired during the year ended December 31, 2012 present for a full year of operations in 2013. The increase was partially offset by $0.4 million of real estate operating expenses related to a property that was present for a full year of operations during the year ended December 31, 2012 but was disposed of during the year ended December 31, 2013. In our existing portfolio, operating expenses increased $1.3 million due to increases in utilities, repairs and maintenance, payroll, insurance, real estate taxes and legal expenses, which were partially offset by lower bad debt expenses.

Compensation expense. Compensation expense increased $3.6 million, or 15.5%, to $26.8 million for the year ended December 31, 2013 from $23.2 million for the year ended December 31, 2012. This increase was due to $1.1 million of severance paid during the year ended December 31, 2013, a $1.2 million increase in stock-based compensation and an increase in salary and benefits for new employees hired since December 31, 2012.

General and administrative expense. General and administrative expense remained consistent at $14.9 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan portfolios. The provision for losses increased by $1.0 million for the year ended December 31, 2013 to $3.0 million as compared to $2.0 million for the year ended December 31, 2012. The increase is attributable to the decrease in our expected recovery value for the loans on non-accrual as of December 31, 2013 as compared to 2012. As of December 31, 2013, our non-accrual loans as a percent of our allowance for losses was 61.9% as compared to 44.0% as of December 31, 2012. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Depreciation and amortization expense. Depreciation and amortization expense increased $4.8 million to $36.1 million for the year ended December 31, 2013 from $31.3 million for the year ended December 31, 2012. The increase is attributable to $1.9 million of depreciation expense from four new properties acquired or consolidated since December 31, 2012, $1.2 million from three properties acquired during the year ended December 31, 2012 present for a full year of operations in 2013, and $1.8 million from our other consolidated properties. The increase was partially offset by $0.1 million of depreciation expense related to a property that was present for a full year of operations during the year ended December 31, 2012 but was disposed of during the year ended December 31, 2013.

Other income (expense)

Other income (expense). During the year ended December 31, 2013, we charged off $5.4 million of organizational and offering expenses we incurred with the non-traded offerings of certain of our sponsored companies. During the year ended December 31, 2012, other income (expense) included a one-time accrual of $1.7 million loss associated with a sublease on our New York office space.

Gains (Losses) on assets. During the year ended December 31, 2013, gain (losses) on assets included a $1.5 million loss related to the disposition of a real estate property in July 2013 and an accrual of a $2.2 million loss associated with a property expected to be disposed of in the first quarter of 2014. This was partially offset with a $1.6 million gain on the acquisition of one multi-family property with a fair value of $37.0 million for a purchase price of $35.4 million. During the year ended December 31, 2012, gain (losses) on assets included a $2.5 million gain on the conversion of two loans to real estate owned property as the fair value of the real estate acquired exceeded the carrying amount of our loans.

Gains (Losses) on extinguishment of debt. Gains (losses) on extinguishment of debt during the year ended December 31, 2013 are attributable to the $8.4 million loss on extinguishment of debt related to the repurchase of our 7.0% convertible senior notes in December 2013. This was partially offset with the repurchase of $17.5 million principal amount of RAIT I debt notes from the market for $10.4 million of cash, resulting in gains on extinguishment of debt of $7.1 million. Gains on extinguishment of debt during the year ended December 31, 2012 are attributable to the repurchase of RAIT I debt notes from the market resulting in gains on extinguishment of debt of $1.6 million.

Change in fair value of financial instruments. During the year ended December 31, 2013, the change in fair value of financial instruments reduced our net income by $344.4 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Change in fair value of trading securities and security-related receivables	$9,193	$23,380
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(331,389)	(193,451)
Change in fair value of derivatives	(22,230)	(32,016)

Change in fair value of financial instruments	$(344,426)	$(201,787)

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

Net interest margin. Net interest margin decreased $9.9 million, or 10%, to $84.1 million for the year ended December 31, 2012 from $94.0 million for the year ended December 31, 2011. Investment interest income has declined for the year ended December 31, 2012, when compared to the year ended December 31, 2011, as a result of a decrease in our average accruing investments in loans and securities to 1.7 billion from 1.9 billion, respectively, as the timing of repayments on our investments outpaced the redeployment of those funds into new investments during the first half of 2012. In addition, investment interest expense decreased $5.4 million, or 14%, to $32.9 million for the year ended December 31, 2012 as compared to $38.3 million for the year ended December 31, 2011. This decline was primarily attributable to $5.6 million of reduced interest rate hedging costs as these hedges continue to expire in accordance with their terms.

Rental income. Rental income increased $12.0 million to $103.9 million for the year ended December 31, 2012 from $91.9 million for the year ended December 31, 2011. The increase is attributable to $3.6 million of rental income from three new properties acquired or consolidated since December 31, 2012, $4.3 million from 11 properties acquired during the year ended December 31, 2011 present for a full year of operations, and $4.1 million from improved occupancy and rental rates in 2012 as compared to 2011.

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

Compensation expense. Compensation expense decreased $0.8 million, or 3.3%, to $23.2 million for the year ended December 31, 2012 from $24.0 million for the year ended December 31, 2011. This decrease was due to a reduction of salary and benefits of $2.5 million due to the cessation of activities in our broker-dealer subsidiary and a reduction in our TruPs asset management platform and was partially offset by increased salaries and headcount associated with our lending activities & CMBS platform. The decrease in compensation expense was also partially offset by increased stock compensation expenses of $1.7 million.

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

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan portfolios. The provision for losses decreased by $1.9 million for the year ended December 31, 2012 to $2.0 million as compared to $3.9 million for the year ended December 31, 2011. The decrease is attributable to the improved performance of our investment in loans portfolio during 2012 as compared to 2011. For the year ended December 31, 2012 we had an average of $83.7 million of investment in loans on non-accrual, down from an average of $117.5 million of investments in loans on non-accrual during the year ended December 31, 2011. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.8 million to $31.3 million for the year ended December 31, 2012 from $29.5 million for the year ended December 31, 2011. This increase was attributable to $0.5 million of depreciation expense from three new properties acquired or consolidated during the year ended December 31, 2012, $1.5 million from 11 properties acquired during the year ended December 31, 2011 present for a full year of operations, and $0.4 million from our other consolidated properties. These increases were partially offset by a reduction in corporate depreciation of $0.6 million.

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

Change in fair value of financial instruments. During the year ended December 31, 2012, the change in fair value of financial instruments reduced our net income by $201.8 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Change in fair value of trading securities and security-related receivables	$23,380	$19,281
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(193,451)	(35,491)
Change in fair value of derivatives	(32,016)	(58,944)

Change in fair value of financial instruments	$(201,787)	$75,154

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

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows (dollars in millions):

•

RAIT I—RAIT I has $912.0 million of total collateral, of which $16.0 million is defaulted. The current overcollateralization, or OC test is passing at 128.6% with an OC trigger of 116.2%. We currently own $61.2 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $43.7 million of the securities we own of RAIT I as collateral for a senior secured note we issued.

•

RAIT II—RAIT II has $784.9 million of total collateral, of which $19.9 million is defaulted. The current OC test is passing at 118.7% with an OC trigger of 111.7%. We currently own $108.5 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $104.0 million of the securities we own of RAIT II as collateral for a senior secured note we issued.

•

RAIT FL1—On July 31, 2013, or the closing date, we closed a CMBS securitization transaction structured to be collateralized by $135.0 million of floating rate commercial mortgage loans and participation interests, or the FL1 collateral, that we originated. The CMBS securitization transaction is intended to finance the FL1 collateral on a non-recourse basis. In connection with the CMBS securitization transaction, our subsidiaries made certain customary representations, warranties and covenants. On the closing date, our subsidiary, RAIT FL1, issued classes of investment grade senior notes, or the FL1 senior notes, with an aggregate principal balance of approximately $101.2 million to investors, representing an advance rate of approximately 75%. Our subsidiary received the unrated classes of junior notes, or the FL1 junior notes, including a class with an aggregate principal balance of $33.8 million, and the equity, or the retained interests, of RAIT FL1. The FL1 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.85%. The stated maturity of the FL1 notes is January 2029, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in August 2015 or upon defined tax events, RAIT FL1 may redeem the FL1 senior notes, in whole but not in part, at the direction of defined holders of FL1 junior notes that we hold. On the closing date, RAIT FL1 purchased FL1 collateral with an aggregate principal balance of approximately $70.8 million and approximately $64.2 million was reserved for the acquisition by RAIT FL1 of additional collateral meeting defined eligibility criteria during a ramp-up period which was successfully completed by December 31, 2013. Our subsidiary serves as the servicer and special servicer of RAIT FL1. RAIT FL1 does not have OC triggers or IC triggers.

•

Taberna VIII—Taberna VIII has $478.5 million of total collateral, of which $48.1 million is defaulted. The current OC test is failing at 80.1% with an OC trigger of 103.5%. We currently own $40.0 million of the securities that were originally rated investment grade and $93.0 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•

Taberna IX—Taberna IX has $510.0 million of total collateral, of which $115.9 million is defaulted. The current OC test is failing at 67.4% with an OC trigger of 105.4%. We currently own $89.0 million of the securities that were originally rated investment grade and $97.5 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

Independence Realty Trust, Inc.

IRT is our consolidated subsidiary that seeks to own well-located multi-family properties in geographic submarkets that IRT believes support strong occupancy and have the potential for growth in rental rates. IRT has elected to be taxed as a REIT commencing with its taxable year ended December 31, 2011. One of our subsidiaries serves as IRT’s external advisor and another of our subsidiaries serves as IRT’s property manager. We expect to generate a return on our investment in IRT primarily through any appreciation of, and any distributions paid upon, the shares of IRT common stock we own and payments to us under our advisory agreement and property management agreements with IRT.

We acquired IRT in 2011 and paid approximately $2.5 million for IRT and certain of its affiliated entities. On August 16, 2013, IRT completed an underwritten public offering of 4,000,000 shares of IRT common stock at a price of $8.50 per share and received total gross proceeds of approximately $34.0 million. The net proceeds of the offering were approximately $31.1 million after deducting underwriting discounts and commissions and offering expenses. We purchased 200,000 shares of IRT common stock in this offering. In the quarter ended September 30, 2013, IRT used a portion of net proceeds of its offering to redeem all of its and its operating partnership’s outstanding preferred securities, including $3.5 million of series B units of IRT’s operating partnership held by us. In January 2014, IRT completed another underwritten public offering of 8,050,000 shares of IRT common stock for total gross proceeds of approximately $66.8 million. We purchased 1,204,819 shares of IRT common stock in this offering.

The IRT common stock trades on the NYSE MKT under the symbol “IRT” with a closing price of $8.90 as of March 6, 2014. As of December 31, 2013, we held 5,764,900 shares of IRT common stock representing 59.7% of the outstanding shares of IRT. We currently hold 6,969,719 shares of IRT common stock representing 39.3% of the outstanding shares of IRT common stock as of March 6, 2014. We continued to consolidate IRT in our financial results as of December 31, 2013. For the year ended December 31, 2013, we reflected IRT’s operating results in our financial results, including $1.3 million of net income. As of December 31, 2013, IRT owned ten multi-family properties with 2,790 units and a book value of $174.3 million were reflected on our balance sheet. For the year ended December 31, 2013, we received $0.3 million for fees from IRT under our advisory agreement and $2.5 million of distributions declared on our IRT common stock, both of which were eliminated in consolidation.

We have agreed to an investment allocation methodology with IRT. Before we may take advantage of an investment opportunity for our own account or recommend it to others, we are obligated to present such opportunity to IRT if (a) such opportunity is a fee simple interest in an multi-family property and compatible with IRT’s investment objectives and policies, (b) we do not have an existing investment in the opportunity, (c) such opportunity is of a character which could be taken by IRT, and (d) IRT has financial resources, including cash and available debt financing, that IRT’s board of directors, in consultation with IRT’s advisor, determines would be sufficient to take advantage of such opportunity. In the event we have an existing direct or indirect investment in a property that would otherwise be suitable for IRT, we will have the right to acquire such property, directly or indirectly, without first offering IRT the opportunity to acquire the property. In order to reduce the risks created by conflicts of interest, IRT’s board is comprised of a majority of persons who are independent directors and each of IRT’s standing committees is comprised solely of independent directors.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs. We are seeking to expand our sales of our securities, sales of conduit loans to CMBS securitizations, short term financing and secured lines of credit while developing other financing resources that will permit us to originate or acquire new investments to generate attractive returns while preserving our capital, such as loan participations and joint venture financing arrangements.

We believe our available cash and restricted cash balances, other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months.

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing, redeeming or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $88.8 million as of December 31, 2013;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings, including our CMBS facilities and loan participations; and

•	proceeds from future offerings of our securities, including pursuant to the Series D preferred shares purchase agreement, DRSPP and ATM discussed below.

During 2014, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $89.2 million and a weighted average strike rate of 5.23% as of December 31, 2013, will terminate in accordance with their terms. We expect this will result in increased cash flow to us of $3.9 million during 2014.

Cash Flows

As of December 31, 2013 and 2012, we maintained cash and cash equivalents of $88.8 million and $100.0 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2013	2012	2011
Cash flows from operating activities	$69,645	$19,470	$(2,012)
Cash flows from investing activities	(100,522)	65,088	93,886
Cash flows from financing activities	19,683	(14,237)	(89,384)

Net change in cash and cash equivalents	(11,194)	70,321	2,490
Cash and cash equivalents at beginning of period	100,041	29,720	27,230

Cash and cash equivalents at end of period	$ 88,847	$100,041	$29,720

The cash outflow for investing activities for the year ended December 31, 2013 is substantially due to new investments in loans of $589.8 million exceeded loan repayments and conduit loan sales of $486.4 million. We also had cash outflows of $75.0 million due to the acquisition of real estate properties and capital expenditures in our owned real estate assets. These cash outflows were partially offset by payoffs we received for our investment in securities totaling $97.9 million for the year ended December 31, 2013. The cash inflows during the year ended December 31, 2012 were substantially due to our use of restricted cash to repay the most senior note holders of a consolidated securitization, which was offset by cash outflows as new investments in loans exceeded loan repayments for the year ended December 31, 2012.

Cash flow from operating activities for the year ended December 31, 2013, as compared to the same period in 2012, has increased due to reduced interest expense and the timing of payments for various accounts payable and accrued liabilities. This was partially offset by an increase in other assets, including prepaid expenses for insurance and real estate taxes, as the size of our portfolio of owned real estate properties has grown in 2013.

The cash inflow from our financing activities during the year ended December 31, 2013 is primarily due to the issuance of our preferred shares and common shares, the issuance of senior notes related to RAIT FL1, and the issuance of our 4.0% convertible senior notes. These cash inflows were partially offset by the outflows from the repayments and repurchases of our CDO notes payable and the repurchase of our 7.0% convertible senior notes during the year ended December 31, 2013.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities before changes in assets and liabilities. During the year ended December 31, 2013, we paid distributions to our preferred and common shareholders of $54.4 million and generated cash flows from operating activities, before changes in assets and liabilities, of $105.1 million. The cash flow from operating activities of $69.6 million during the year ended December 31, 2013 exceeded the distributions paid to our shareholders by $15.2 million. The source of funds used to pay the distributions was cash flows from operations before changes in assets and liabilities, as mentioned above.

Capitalization

Debt Financing.

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2013 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$32,938	7.0%	Apr. 2031
4.0% convertible senior notes (2)	125,000	116,184	4.0%	Oct. 2033
Secured credit facilities	11,129	11,129	3.2%	Oct. 2016 to Dec. 2016
Junior subordinated notes, at fair value (3)	18,671	11,911	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	30,618	30,618	2.7%	Nov. 2014 to Oct. 2015
Commercial mortgage facility	7,131	7,131	2.8%	Dec. 2014

Total recourse indebtedness (4)	251,715	235,011	3.8%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,204,117	1,202,772	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	865,199	377,235	0.9%	2037 to 2038
CMBS securitization (8)	100,139	100,139	2.1%	Jan. 2029
Loans payable on real estate	171,244	171,244	5.3%	Sep. 2015 to Dec. 2023

Total non-recourse indebtedness	2,340,699	1,851,390	1.1%

Total indebtedness	$2,592,414	$2,086,401	1.4%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $86.0 million with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1.7 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $989.8 million principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2013 was $746.9 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(8)	Excludes the FL1 junior notes purchased by us which are eliminated in consolidation. Collateralized by $131.8 million principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2012 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$115,000	$109,631	7.0%	Apr. 2031
Secured credit facility	8,090	8,090	3.0%	Dec. 2016
Junior subordinated notes, at fair value (2)	38,052	29,655	5.2%	Oct. 2015 to Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.8%	Apr. 2037

Total recourse indebtedness (3)	186,242	172,476	5.9%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,297,069	1,295,400	0.6%	2045 to 2046
CDO notes payable, at fair value (2)(4)(6)	984,380	187,048	1.0%	2037 to 2038
Loans payable on real estate	144,671	144,671	5.4%	Sept. 2015 to May 2021

Total non-recourse indebtedness	2,426,120	1,627,119	1.1%

Total indebtedness	$2,612,362	$1,799,595	1.4%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(3)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $94.0 million with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1.8 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Collateralized by $1.1 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2012 was $849.9 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the year ended December 31, 2013 is as follows:

Recourse Indebtedness

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

The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 148.3601 common shares per $1,000 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $6.74 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

During the year ended December 31, 2013, we repurchased from the market, a total of $80.9 million in aggregate principal amount of 7.0% convertible senior notes for a total consideration of $112.6 million. The purchase price consisted of cash from the proceeds received from the public offering of the 4.0% Convertible Senior Notes due 2033 that were issued on December 10, 2013. As a result of this transaction, we recorded losses on extinguishment of debt of $8.4 million, inclusive of deferred financing costs and unamortized discounts that were written off, and $29.4 million representing the reacquisition of the equity conversion right that was recorded as a reduction to additional paid in capital.

4.0% convertible senior notes. On December 10, 2013, we issued and sold in a public offering $125.0 million aggregate principal amount of our 4.0% Convertible Senior Notes due 2033, or the 4.0% convertible senior notes. After deducting the underwriting discount and the estimated offering costs, we received approximately $121.3 million of net proceeds. Interest on the 4.0% convertible senior notes is paid semi-annually and the 4.0% convertible senior notes mature on October 1, 2033.

Prior to October 1, 2018, the 4.0% convertible senior notes are not redeemable at our option, except to preserve RAIT’s status as a REIT. On or after October 1, 2018, we may redeem all or a portion of the 4.0% convertible senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 4.0% convertible senior notes may require us to repurchase all or a portion of the 4.0% convertible senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest on October 1, 2018, October 1, 2023, and October 1, 2028, or upon the occurrence of certain defined fundamental changes.

The 4.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 104.4523 common shares per $1,000 principal amount of 4.0% convertible senior notes (equivalent to a current conversion price of $9.57 per common share). Upon conversion of 4.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 4.0% convertible senior notes in earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods.

According to FASB ASC Topic 470, “Debt”, we recorded a discount on our issued and outstanding 4.0% convertible senior notes of $8.8 million. This discount reflects the fair value of the embedded conversion option within the 4.0% convertible senior notes and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in the indenture relating to the 4.0% convertible senior notes agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the 4.0% convertible senior notes were issued. The discount will be amortized to interest expense through October 1, 2018, the date at which holders of our 4.0% convertible senior notes could require repayment.

Concurrent with the offering of the 4.0% convertible senior notes, we used approximately $8.8 million of the proceeds and entered into a capped call transaction with an affiliate of the underwriter. The capped call transaction has a cap price of $11.91, which is subject to certain adjustments, and an initial strike price of $9.57, which is subject to certain adjustments and is equivalent to the conversion price of the 4.0% convertible senior notes. The capped calls expire on various dates ranging from June 2018 to October 2018 and are expected to reduce the potential dilution to holders of our common stock upon the potential conversion of the 4.0% convertible senior notes. The capped call transaction is a separate transaction and is not part of the terms of the 4.0% convertible senior notes and will not affect the holders’ rights under the 4.0% convertible senior notes. The capped call transaction meets the criteria for equity classification and was recorded as a reduction to additional paid in capital. The capped call transaction is excluded from the dilutive EPS calculation as their effect would be anti-dilutive.

In January 2014, the underwriters exercised the overallotment option with respect to an additional $16.8 million aggregate principal amount of the 4.0% convertible senior notes and we received total net proceeds of $16.3 million after deducting underwriting fees and adjusting for accrued interim interest. In the aggregate, we issued $141.8 million aggregate principal amount of the 4.0% convertible senior notes in the offering and raised total net proceeds of approximately $137.2 million after deducting underwriting fees and offering expenses.

Secured credit facilities. As of December 31, 2013, we have $6.1 million outstanding under one of our secured credit facilities, which is payable in December 2016 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

During 2011, we renewed a secured credit facility by repaying $9.0 million of the $19.5 million outstanding principal amount and amending the terms of the remaining $10.6 million balance to extend the maturity date from December 2011 to December 2016 and provide for the full amortization of that balance over that five year period. In addition, the interest rate on this secured credit facility was amended to be a floating interest rate of LIBOR plus 275 basis points.

In January 2014, we prepaid the outstanding $6.1 million under this secured credit facility, including any accrued interest.

On October 25, 2013, our subsidiary, Independence Realty Operating Partnership, LP, or IROP, the operating partnership of IRT, entered into a $20.0 million secured revolving credit agreement, or the IROP credit agreement, with The Huntington National Bank to be used to acquire properties, capital expenditures and for general corporate purposes. The IROP credit agreement has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement. IRT guaranteed IROP’s obligations under the IROP credit agreement. As of December 31, 2013, we have $2.5 million outstanding under the IROP credit agreement.

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

During the year ended December 31, 2013, we prepaid $8.0 million of the senior notes. As of December 31, 2013 we have $86.0 million of outstanding senior notes.

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

During the year ended December 31, 2013, we prepaid the $19.4 million junior subordinated note. After reflecting the prepayment, only the second $18.7 million junior subordinated note remains outstanding as of December 31, 2013. The fair value, or carrying amount, of this indebtedness was $11.9 million as of December 31, 2013.

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

CMBS Facilities. On October 27, 2011, we entered into a two year CMBS facility, or the $100.0 million CMBS facility, pursuant to which we may sell, and later repurchase, performing whole mortgage loans or senior interests in whole mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. The aggregate principal amount available under the $100.0 million CMBS facility is $100.0 million and incurs interest at LIBOR plus 250 basis points. The purchase price paid for any asset purchased will be equal to 75% of the lesser of the market value (determined by the purchaser in its sole discretion, exercised in good faith) or par amount of such asset on the purchase date. On October 11, 2013, we extended the expiration date to October 27, 2015. The $100.0 million CMBS facility contains standard margin call provisions and financial covenants. As of December 31, 2013, we had $30.6 million of outstanding borrowings under the $100.0 million CMBS facility. As of December 31, 2013, we were in compliance with all financial covenants contained in the $100.0 million CMBS facility.

On November 23, 2011, we entered into a one year CMBS facility, or the $150.0 million CMBS facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. On November 21, 2013, we extended the $150.0 million CMBS facility for an additional year. The aggregate principal amount available under the $150.0 million CMBS facility is $150.0 million and incurs interest at LIBOR plus 250 basis points. The purchase price paid for any asset purchased is up to 75% of the lesser of the unpaid principal balance and the market value (determined by the purchaser in its sole discretion, exercised in good faith) of such purchased asset on the purchase date. The $150.0 million CMBS facility contains standard margin call provisions and financial covenants. No amounts were outstanding under the $150.0 million CMBS facility at December 31, 2013. As of December 31, 2013, we were in compliance with all financial covenants contained in the $150.0 million CMBS facility.

Commercial Mortgage Facility. On December 14, 2012, we entered into a one year commercial mortgage facility, or the $150.0 million commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its sole discretion. On December 13, 2013, we extended the $150.0 million commercial mortgage facility for an additional year. The aggregate principal amount available under the $150.0 million commercial mortgage facility is $150.0 million and incurs interest at the greater of LIBOR plus 200 basis points or 0.75% plus 200 basis points. The purchase price paid for any asset purchased is up to 50% of the lesser of the unpaid principal balance and the market value (determined by the purchaser in its sole good faith discretion) of such purchased asset on the purchase date. The $150.0 million commercial mortgage facility contains standard margin call provisions and financial covenants. As of December 31, 2013, we had $7.1 million of outstanding borrowings under the $150.0 million commercial mortgage facility at December 31, 2013. As of December 31, 2013, we were in compliance with all financial covenants contained in the $150.0 million commercial mortgage facility.

On January 27, 2014, we entered into a two year commercial mortgage facility, or the $75.0 million commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its sole discretion. The aggregate principal amount of the $75.0 million commercial mortgage facility is $75.0 million and incurs interest at LIBOR plus 200 basis points. The $75.0 million commercial mortgage facility contains standard margin call provisions and financial covenants.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of December 31, 2013 and 2012.

During the year ended December 31, 2013, we repurchased, from the market, a total of $17.5 million in aggregate principal amount of CDO notes payable issued by our RAIT I securitization. The aggregate purchase price was $10.4 million and we recorded a gain on extinguishment of debt of $7.1 million.

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

CDO notes payable, at fair value. As of January 1, 2008, we adopted the fair value option, which is now classified under FASB ASC Topic 825, and elected to record CDO notes payable at fair value. These CDO notes payable are collateralized by trading securities, security-related receivables and loans. At adoption, we decreased the carrying amount of these CDO notes payable by $1.5 billion to reflect these liabilities at fair value in our financial statements. The fair value of these CDO notes payable increased by $309.4 million and $184.2 million for the years ended December 31, 2013 and 2012, respectively. The increase was included in the change in fair value of financial instruments in our consolidated statements of operations as an expense.

Both Taberna VIII and Taberna IX are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each securitization requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the year ended December 31, 2013, $119.2 million of cash flows, which is comprised of $7.3 million that was re-directed from our retained interests in these securitizations and $111.9 million that was from principal collections on the underlying collateral, were used to repay the most senior holders of our CDO notes payable.

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

On the closing date, our subsidiary, RAIT 2013-FL1 Trust, or the FL1 issuer, issued classes of investment grade senior notes, or the FL1 senior notes, with an aggregate principal balance of approximately $101.2 million to investors, representing an advance rate of approximately 75%. Our subsidiary received the unrated classes of junior notes, or the FL1 junior notes, including a class with an aggregate principal balance of $33.8 million, and the equity, or the retained interests, of the FL1 issuer. The FL1 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.85%. The stated maturity of the FL1 notes is January 2029, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in August 2015 or upon defined tax events, the FL1 issuer may redeem the FL1 senior notes, in whole but not in part, at the direction of defined holders of FL1 junior notes that we hold.

On the closing date, RAIT FL1 purchased FL1 collateral with an aggregate principal balance of approximately $70.8 million and approximately $64.2 million was reserved for the acquisition by RAIT FL1 of additional collateral meeting defined eligibility criteria during a ramp-up period which was successfully completed by December 31, 2013. Our subsidiary serves as the servicer and special servicer of RAIT FL1. RAIT FL1 does not have OC triggers or IC triggers.

Loans payable on real estate. As of December 31, 2013 and 2012, we had $171.2 million and $144.7 million, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the year ended December 31, 2013, we obtained two first mortgages on our investments in real estate from third party lenders that have aggregate principal balances of $19.5 million and $8.6 million, mature in December 2023 and January 2021, and have interest rates of 4.6% and 4.4%, respectively. During the year ended December 31, 2012, we obtained one first mortgage on our investments in real estate from a third party lender that has an aggregate principal balance of $10.2 million, matures in 2022, and has an interest rate of 3.59%.

Subsequent to December 31, 2013, we obtained or assumed two first mortgages on our investments in real estate from third party lenders that have a total aggregate principal balance of $40.7 million, maturity dates ranging from February 2018 to July 2019, and have interest rates ranging from 3.8% to 4.8%.

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

As of December 31, 2013, the following RAIT securities have been issued and remain issuable pursuant to the purchase agreement, in the aggregate: (i) 2,600,000 Series D preferred shares have been issued and 1,400,000 Series D preferred shares remain issuable; (ii) warrants exercisable for 6,455,150 common shares (which have subsequently adjusted to 6,599,559 shares as of the date of the filing of this report) have been issued and warrants exercisable for 3,475,850 common shares (which have subsequently adjusted to 3,553,609 shares as of the date of the filing of this report) remain issuable; and (iii) investor SARs exercisable with respect to 4,378,183.55 common shares (which have subsequently adjusted to 4,476,128.28 shares as of the date of the filing of this report) have been issued and SARs exercisable for 2,357,483.45 common shares (which have subsequently adjusted to 2,410,222.92 shares as of the date of the filing of this report) remain issuable. The number of common shares underlying the warrants and investor SARs and relevant exercise price are subject to further adjustment in defined circumstances At December 31, 2013 and as of the date of the filing of this report, the aggregate purchase price paid for the securities issued is $65.0 million and the aggregate purchase price payable for the issuable securities is $35.0 million.

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

On October 29, 2013, our board of trustees declared a fourth quarter 2013 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on December 31, 2013 to holders of record on December 2, 2013 and totaled $5.3 million.

On January 29, 2014, our board of trustees declared a first quarter 2014 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares, and $0.4687500 per share on our Series D Preferred Shares. The dividends will be paid on March 31, 2014 to holders of record on March 3, 2014.

-At Market Issuance Sales Agreement (ATM)

On May 21, 2012, we entered into an At Market Issuance Sales Agreement, or Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to 2,000,000 Series A Preferred Shares, up to 2,000,000 Series B Preferred Shares, and up to 2,000,000 Series C Preferred Shares. Unless the Preferred ATM agreement is earlier terminated by MLV or us, the Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the Preferred ATM agreement. During the year ended December 31, 2013, pursuant to the Preferred ATM agreement we issued a total of 945,000 Series A Preferred Shares at a weighted-average price of $23.92 per share and we received $21.8 million of net proceeds. We did not issue any Series B Preferred Shares or Series C Preferred Shares during the year ended December 31, 2013. On January 10, 2014, we agreed with MLV to terminate the Preferred ATM agreement. We did not incur any termination penalties as a result of the termination of the Preferred ATM agreement. As of the termination date, pursuant to the Preferred ATM agreement, we had sold 1,309,288 Series A Preferred Shares and 690,712 Series A Preferred Shares remained unsold, we had sold 30,165 Series B Preferred Shares and 1,969,835 Series B Preferred Shares remained unsold and we had sold 40,100 Series C Preferred Shares and 1,959,900 Series C Preferred Shares remained unsold.

Common Shares

-Share Repurchases

On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75.0 million of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions. We have not repurchased any common shares under this plan as of December 31, 2013.

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

On December 12, 2013, the board of trustees declared a $0.16 dividend on our common shares to holders of record as of January 7, 2014. The dividend was paid on January 31, 2014 and totaled $11.4 million.

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

On January 29, 2013, the compensation committee awarded 43,536 restricted common share awards, valued at $0.3 million using our closing stock price of $6.89, to six of the board’s non-management trustees. One quarter of these awards vested immediately and the remainder vested over a nine-month period. On January 29, 2013, the compensation committee awarded 369,500 restricted common share awards, valued at $2.6 million using our closing stock price of $6.89, to our executive officers and non-executive officer employees. These awards generally vest over three-year periods.

On January 29, 2013, the compensation committee awarded 1,127,500 SARs, valued at $1.3 million based on a Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 29, 2018, the expiration date of the SARs.

On July 30, 2013, the compensation committee awarded 6,578 restricted common share awards, valued at $0.1 million using our closing stock price of $7.60, to one of the board’s non-management trustees. Three quarters of this award vested immediately and the remainder vested three months after the award date.

On January 29, 2014, the compensation committee awarded 36,186 common shares, valued at $0.3 million using our closing stock price of $8.29, to the board’s non-management trustees. These awards vested immediately. On January 29, 2014, the compensation committee awarded 293,700 restricted common share awards, valued at $2.4 million using our closing stock price of $8.29, to our executive officers and non-executive officer employees. These awards generally vest over three-year periods.

On January 29, 2014, the compensation committee awarded 891,600 SARs, valued at $1.2 million based on a Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 29, 2019, the expiration date of the SARs.

-Dividend Reinvestment and Share Purchase Plan (DRSPP)

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the year ended December 31, 2013, we issued a total of 5,660 common shares pursuant to the DRSPP at a weighted-average price of $7.61 per share and we received $0.1 million of net proceeds. As of December 31, 2013, 7,777,820 common shares, in the aggregate, remain available for issuance under the DRSPP.

-COD

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the period from the effective date of the COD sales agreement through December 31, 2013, we issued a total of 1,439,942 common shares pursuant to this agreement at a weighted-average price of $7.82 per share and we received $11.0 million of net proceeds. As of December 31, 2013, 8,560,058 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

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

In January 2014, we issued 10,000,000 common shares in an underwritten public offering. The public offering price was $8.52 per share and we received $82.6 million of proceeds.

Off-Balance Sheet Arrangements and Commitments

As of December 31, 2013 we did not have any off-balance sheet arrangements or commitments.

Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2013 (dollars in thousands):

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Recourse indebtedness:
Convertible senior notes (1)	$159,066	$—	$—	$—	$159,066
Secured credit facilities	11,129	8,629	2,500	—	—
Junior subordinated notes	43,771	—	—	—	43,771
CMBS facilities	30,618	—	30,618	—	—
Commercial mortgage facility	7,131	7,131	—	—	—

Total recourse indebtedness	251,715	15,760	33,118	—	202,837
Non-recourse indebtedness:
CDO notes payable	2,069,316	—	—	—	2,069,316
CMBS securitization	100,139	—	—	—	100,139
Loans payable on real estate	171,244	2,003	55,863	15,978	97,400

Total non-recourse indebtedness	2,340,699	2,003	55,863	15,978	2,266,855

Total indebtedness	2,592,414	17,763	88,981	15,978	2,469,692
Interest payable (2)(3)	812,450	88,672	143,323	77,343	503,112
Operating lease obligations	24,769	1,511	2,149	1,569	19,540
Funding commitments to borrowers (4)	24,762	12,142	12,620	—	—

Total	$3,454,395	$120,088	$247,073	$94,890	$2,992,344

(1)	Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2016, April 2021, and April 2026. Our 4.0% convertible senior notes are redeemable, at par at the option of the holder, in October 2018, October 2023, and October 2028.
(2)	All variable-rate indebtedness assumes a 30-day LIBOR rate of 0.17% (the 30-day LIBOR rate at December 31, 2013).
(3)	Interest payable is comprised of interest expense related to our indebtedness and the interest cost of the hedges associated with indebtedness. Interest payments related to recourse indebtedness are due by period as follows: $9.5 million less than one year, $17.5 million one to three years, $16.3 million three to five years and $117.3 million more than five years. Interest payments related to non-recourse indebtedness are due by period as follows: $79.1 million less than one year, $125.8 million one to three years, $61.0 million three to five years and $386.0 million more than five years.
(4)	Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of December 31, 2013.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Credit Summary and Concentrations of Credit Risk

Our investment portfolios had the following key credit statistics as of December 31, 2013:

•

Commercial real estate loans—We had 13 loans on non-accrual, with a carrying value of $37.1 million, or 3.3% of our commercial real estate loan portfolio. Our allowance for losses for our commercial loan portfolio was $23.0 million, or 61.9% of our non-accrual loans and pertained to 10 loans with an unpaid principal balance of $30.1 million.

•

Investments in debt securities—We record our investments in debt securities at fair value in our consolidated financial statements. As of December 31, 2013, we had 19 debt securities on non-accrual, with a carrying amount of $6.1 million and an unpaid principal balance of $147.3 million, or 1.1% of our investments in debt securities, based on carrying value. The unpaid principal balance of our investments in debt securities is $802.2 million, of which our non-accrual debt securities represents approximately 18.4%, based on unpaid principal.

In our normal course of business, we engage in lending activities with borrowers primarily throughout the United States. As of December 31, 2013, no single borrower or collateral issuer represented greater than 10% of our entire portfolio. The largest concentration by property type in our commercial and mezzanine portfolio was office property, which made up approximately 43.3% of our commercial and mezzanine loan portfolio. The largest concentration by borrower type in our TruPS and subordinated debt portfolio was to issuers in the office market, which made up approximately 27.1% of our TruPS and subordinated debt portfolio. For further information on each of our portfolios, please refer to the portfolio summaries in Item 1—“Business”.

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

As of December 31, 2013, we use various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable. These cash flow hedges have an aggregate notional value of $1.1 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable into fixed-rate payments for five- and ten-year periods. As of December 31, 2013, the interest rate swaps had an aggregate liability fair value of $113.1 million. Changes in the fair value of the ineffective portions of interest rate swaps and interest rate swaps that were not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging” are recorded in earnings.

The following table summarizes the interest income and interest expense for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

	Assets (Liabilities) Subject to Interest Rate Sensitivity(Par Amount)	100 Basis Point Increase	100 Basis Point Decrease (a)	200 Basis Point Increase	200 Basis Point Decrease (a)
Interest income from variable-rate investments	$974,375	$9,744	$(1,647)	$19,487	$(1,647)
Interest expense from variable-rate indebtedness	(934,157)	(9,342)	1,579	(18,683)	1,579

Total interest income (expense) from variable-rate instruments	$40,218	$402	$(68)	$804	$(68)

Fair value of fixed-rate investments	$988,836	$(40,907)	$34,137	$(76,693)	$75,042
Fair value of fixed-rate indebtedness	(1,658,237)	44,243	(38,826)	86,579	(61,565)

Net fair value of fixed-rate instruments	$(669,401)	$3,336	$(4,689)	$9,886	$13,477

(a)	Assumes the LIBOR interest rate will not decrease below zero. The quoted 30-day LIBOR rate was 0.17% at December 31, 2013.

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

RAIT FINANCIAL TRUST

Report of Independent Registered Public Accounting Firm

Board of Trustees and Shareholders’

RAIT Financial Trust

We have audited the accompanying consolidated balance sheets of RAIT Financial Trust (a Maryland real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under 15(a)(1). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAIT Financial Trust and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

March 7, 2014

Report of Independent Registered Public Accounting Firm

Board of Trustees and Shareholders’

RAIT Financial Trust

We have audited the internal control over financial reporting of RAIT Financial Trust (a Maryland real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

March 7, 2014

RAIT Financial Trust

Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

	As of December 31
	2013	2012
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,122,377	$1,075,129
Allowance for losses	(22,955)	(30,400)

Total investments in mortgages and loans	1,099,422	1,044,729
Investments in real estate, net of accumulated depreciation of $127,745 and $97,392, respectively	1,004,186	918,189
Investments in securities and security-related receivables, at fair value	567,302	655,509
Cash and cash equivalents	88,847	100,041
Restricted cash	121,589	90,641
Accrued interest receivable	48,324	47,335
Other assets	57,081	45,459
Deferred financing costs, net of accumulated amortization of $17,768 and $15,811, respectively	18,932	19,734
Intangible assets, net of accumulated amortization of $4,564 and $2,976, respectively	21,554	2,343

Total assets	$3,027,237	$2,923,980

Liabilities and Equity
Indebtedness ($389,146 and $216,703 at fair value, respectively)	$2,086,401	$1,799,595
Accrued interest payable	26,936	24,129
Accounts payable and accrued expenses	32,447	22,990
Derivative liabilities	113,331	151,438
Deferred taxes, borrowers’ escrows and other liabilities	79,462	35,704

Total liabilities	2,338,577	2,033,856
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 2,600,000 shares issued and outstanding	52,970	52,278
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,760,000 shares authorized, 4,069,288 and 3,124,288 shares issued and outstanding	41	31
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,288,465 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,100 shares issued and outstanding	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	0	0
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 71,447,437 and 58,913,142 issued and outstanding, including 369,500 unvested restricted common share awards at December 31, 2013	2,143	1,760
Additional paid in capital	1,920,455	1,837,389
Accumulated other comprehensive income (loss)	(63,810)	(95,173)
Retained earnings (deficit)	(1,257,306)	(910,086)

Total shareholders’ equity	601,563	833,961
Noncontrolling interests	34,127	3,885

Total equity	635,690	837,846

Total liabilities and equity	$3,027,237	$2,923,980

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31
	2013	2012	2011
Revenue:
Investment interest income	$134,447	$117,054	$132,351
Investment interest expense	(30,595)	(32,909)	(38,356)

Net interest margin	103,852	84,145	93,995
Rental income	114,224	103,872	91,880
Fee and other income	28,799	12,767	9,923

Total revenue	246,875	200,784	195,798
Expenses:
Interest expense	40,297	42,408	51,293
Real estate operating expense	60,887	56,443	55,285
Compensation expense	26,802	23,182	23,993
General and administrative expense	14,893	14,866	17,380
Provision for losses	3,000	2,000	3,900
Depreciation and amortization expense	36,093	31,337	29, 490

Total expenses	181,972	170,236	181,341

Operating Income	64,903	30,548	14,457
Other income (expense)	(5,233)	(1,789)	348
Gains (losses) on assets	(2,266)	2,529	6,353
Gains (losses) on extinguishment of debt	(1,275)	1,574	15,001
Change in fair value of financial instruments	(344,426)	(201,787)	(75,154)

Income (loss) before taxes and discontinued operations	(288,297)	(168,925)	(38,995)
Income tax benefit (provision)	2,933	584	538

Income (loss) from continuing operations	(285,364)	(168,341)	(38,457)
Income (loss) from discontinued operations	0	0	747

Net income (loss)	(285,364)	(168,341)	(37,710)
Income (loss) allocated to preferred shares	(22,616)	(14,660)	(13,649)
Income (loss) allocated to noncontrolling interests	(28)	196	229

Net income (loss) allocable to common shares	$(308,008)	$(182,805)	$(51,130)

Earnings (loss) per share—Basic:
Continuing operations	$(4.54)	$(3.75)	$(1.35)
Discontinued operations	0	0	0.02

Total earnings (loss) per share—Basic	$(4.54)	$(3.75)	$(1.33)

Weighted-average shares outstanding—Basic	67,814,316	48,746,761	38,508,086

Earnings (loss) per share—Diluted:
Continuing operations	$(4.54)	$(3.75)	$(1.35)
Discontinued operations	0	0	0.02

Total earnings (loss) per share—Diluted	$(4.54)	$(3.75)	$(1.33)

Weighted-average shares outstanding—Diluted	67,814,316	48,746,761	38,508,086

Dividends declared per common share	$0.56	$0.35	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31
	2013	2012	2011
Net income (loss)	$(285,364)	$(168,341)	$(37,710)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(754)	(11,835)	(33,504)
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income (loss)	0	0	(8)
Realized (gains) losses on interest rate hedges reclassified to earnings	32,117	34,956	42,820

Total other comprehensive income (loss)	31,363	23,121	9,308

Comprehensive income (loss) before allocation to noncontrolling interests	(254,001)	(145,220)	(28,402)
Allocation to noncontrolling interests	(28)	196	229

Comprehensive income (loss)	$(254,029)	$(145,024)	$(28,173)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Changes in Equity

(Dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	2,760,000	$28	2,258,300	$23	1,600,000	$16	35,300,190	$1,060	$1,691,681	$(127,602)	$(647,110)	$918,096	$434	$918,530

Net income (loss)	0	0	0	0	0	0	0	0	0	0	(37,481)	(37,481)	(229)	(37,710)
Preferred dividends	0	0	0	0	0	0	0	0	0	0	(13,649)	(13,649)	0	(13,649)
Common dividends declared	0	0	0	0	0	0	0	0	0	0	(10,431)	(10,431)	0	(10,431)
Other comprehensive income (loss) net	0	0	0	0	0	0	0	0	0	9,308	0	9,308	0	9,308
Stock compensation expense	0	0	0	0	0	0	303,138	6	(502)	0	0	(496)	0	(496)
Acquisition of noncontrolling interests	0	0	0	0	0	0	0	0	0	0	0	0	3,582	3,582
Common shares issued, net	0	0	0	0	0	0	5,686,238	170	44,790	0	0	44,960	0	44,960

Balance, December 31, 2011	2,760,000	$28	2,258,300	$23	1,600,000	$16	41,289,566	$1,236	$1,735,969	$(118,294)	$(708,671)	$910,307	$3,787	$914,094

Net income (loss)	0	0	0	0	0	0	0	0	0	0	(168,145)	(168,145)	(196)	(168,341)
Preferred dividends	0	0	0	0	0	0	0	0	0	0	(14,660)	(14,660)	0	(14,660)
Common dividends declared	0	0	0	0	0	0	0	0	0	0	(18,610)	(18,610)	0	(18,610)
Other comprehensive income (loss) net	0	0	0	0	0	0	0	0	0	23,121	0	23,121	0	23,121
Stock compensation expense	0	0	0	0	0	0	169,474	0	(4,653)	0	0	(4,653)	0	(4,653)
Acquisition of noncontrolling interests	0	0	0	0	0	0	0	0	0	0	0	0	294	294
Stock appreciation rights awarded	0	0	0	0	0	0	0	0	6,091	0	0	6,091	0	6,091
Preferred shares issued, net	364,288	3	30,165	0	40,100	1	0	0	9,127	0	0	9,131	0	9,131
Common shares issued, net	0	0	0	0	0	0	17,454,102	524	90,855	0	0	91,379	0	91,379

Balance, December 31, 2012	3,124,288	$31	2,288,465	$23	1,640,100	$17	58,913,142	$1,760	$1,837,389	$(95,173)	$(910,086)	$833,961	$3,885	$837,846

Net income (loss)	0	0	0	0	0	0	0	0	0	0	(285,392)	(285,392)	28	(285,364)
Preferred dividends	0	0	0	0	0	0	0	0	0	0	(22,616)	(22,616)	0	(22,616)
Common dividends declared	0	0	0	0	0	0	0	0	0	0	(39,212)	(39,212)	0	(39,212)
Other comprehensive income (loss), net	0	0	0	0	0	0	0	0	0	31,363	0	31,363	0	31,363
Stock compensation expense	0	0	0	0	0	0	0	0	(351)	0	0	(351)	0	(351)
Acquisition of noncontrolling interests	0	0	0	0	0	0	0	0	0	0	0	0	31,303	31,303
Distribution to noncontrolling interests	0	0	0	0	0	0	0	0	0	0	0	0	(1,089)	(1,089)
Stock appreciation rights awarded	0	0	0	0	0	0	0	0	1,332	0	0	1,332	0	1,332
Preferred shares issued, net	945,000	10	0	0	0	0	0	0	21,819	0	0	21,829	0	21,829
Common shares issued, net	0	0	0	0	0	0	12,534,295	383	89,646	0	0	90,029	0	90,029
4.0% convertible senior notes embedded conversion option	0	0	0	0	0	0	0	0	8,817	0	0	8,817	0	8,817
4.0% convertible senior notes hedge	0	0	0	0	0	0	0	0	(8,838)	0	0	(8,838)	0	(8,838)
Repurchase of equity conversion right of 7.0% convertible senior notes	0	0	0	0	0	0	0	0	(29,359)	0	0	(29,359)	0	(29,359)

Balance, December 31, 2013	4,069,288	$41	2,288,465	$23	1,640,100	$17	71,447,437	$2,143	$1,920,455	$(63,810)	$(1,257,306)	$601,563	$34,127	$635,690

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31
	2013	2012	2011
Operating activities:
Net income (loss)	$(285,364)	$(168,341)	$(37,710)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	3,000	2,000	3,900
Share-based compensation expense	3,441	2,208	541
Depreciation and amortization	36,093	31,337	29,490
Amortization of deferred financing costs and debt discounts	8,312	7,103	5,139
Accretion of discounts on investments	(8,374)	(3,035)	(2,279)
(Gains) losses on assets	2,266	(2,529)	(6,353)
(Gains) losses on extinguishment of debt	1,275	(1,574)	(15,001)
Change in fair value of financial instruments	344,426	201,787	75,154
Provision (benefit) for deferred taxes	(3,335)	(625)	(595)
Other items	0	0	(8)
Changes in assets and liabilities:
Accrued interest receivable	(9,889)	(8,281)	(2,645)
Other assets	(2,445)	(7,192)	(1,607)
Accrued interest payable	(25,946)	(35,674)	(43,015)
Accounts payable and accrued expenses	4,060	1,941	(5,141)
Deferred taxes, borrowers’ escrows and other liabilities	2,125	345	(1,882)

Cash flow from operating activities	69,645	19,470	(2,012)
Investing activities:
Proceeds from sales of other securities	97,895	15,331	82,600
Purchase and origination of loans for investment	(589,840)	(356,188)	(104,128)
Principal repayments on loans	98,504	140,155	211,271
Sales of conduit loans	387,864	97,873	0
Investments in real estate	(74,920)	(29,939)	(25,450)
Proceeds from dispositions of real estate	3,139	0	65,750
Business acquisition	0	0	(2,578)
(Increase) decrease in restricted cash	(23,164)	197,856	(133,579)

Cash flow from investing activities	(100,522)	65,088	93,886
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(30,834)	(3,187)	(3,097)
Proceeds from secured credit facilities and loans payable on real estate	38,562	10,237	37,400
Repayments and repurchase of CDO notes payable	(206,112)	(143,909)	(48,104)
Proceeds from issuance of senior notes from CMBS securitization	101,250	0	0
Proceeds from issuance of 4.0% convertible senior notes	125,000	0	0
Proceeds from issuance of 7.0% convertible senior notes	0	0	115,000
Repayments and repurchase of 7.0% convertible senior notes	(112,559)	0	0
Repayments and repurchase of 6.875% convertible senior notes	0	(3,582)	(198,345)
Proceeds from repurchase agreements	232,856	44,213	0
Repayments of repurchase agreements	(195,107)	(44,213)	0
Issuance (acquisition) of noncontrolling interests	28,611	294	3,582
Payments for deferred costs and convertible senior note hedges	(16,896)	(1,044)	(8,560)
Preferred share issuance, net of costs incurred	21,829	69,246	0
Common share issuance, net of costs incurred	87,513	90,566	30,894
Distributions paid to preferred shareholders	(20,579)	(17,875)	(10,235)
Distributions paid to common shareholders	(33,851)	(14,983)	(7,919)

Cash flow from financing activities	19,683	(14,237)	(89,384)

Net change in cash and cash equivalents	(11,194)	70,321	2,490
Cash and cash equivalents at the beginning of the period	100,041	29,720	27,230

Cash and cash equivalents at the end of the period	$88,847	$100,041	$29,720

Supplemental cash flow information:
Cash paid for interest	$32,662	$26,393	$36,473
Cash paid (refunds received) for taxes	(595)	(589)	31
Non-cash increase in investments in real estate from the conversion of loans	51,974	27,400	124,743
Non-cash decrease in indebtedness from conversion to shares or debt extinguishments	(7,131)	(1,574)	(17,384)
Non-cash increase in non-controlling interests from property acquisition	1,618	0	0
Non-cash increase in other assets from business combination	8,778	0	0
Non-cash increase in intangible assets from business combination	19,050	0	0
Non-cash increase in indebtedness from business combination	2,500	0	0
Non-cash increase in accounts payable and accrued expenses from business combination	4,848	0	0
Non-cash increase in deferred taxes, borrowers’ escrows and other liabilities from business combination	8,502	0	0

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2013

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

In August 2007, we made a $6.0 million preferred equity investment in a retail property management firm. In November 2013, we exercised certain rights under the terms of our investment and as a result, started to consolidate its operations and incurred certain non-cash increases in other assets, intangible assets and various liabilities.

We had a non-cash increase in other assets and intangible assets of $8.8 million and $19.0 million, respectively, resulting from this consolidation. We also had a non-cash increase in various liabilities of $15.9 million. These amounts are provisional and subject to change as we complete the purchase price allocation process.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

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

e. Restricted Cash

Restricted cash consists primarily of proceeds from the issuance of CDO notes payable by securitizations that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date. As of December 31, 2013 and 2012, we had $70,705 and $51,927, respectively, of restricted cash held by securitizations.

Restricted cash also includes tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. As of December 31, 2013 and 2012, we had $50,884 and $38,714, respectively, of tenant escrows and borrowers’ funds.

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

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

See “m. Fair Value of Financial Instruments.” Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

We account for investments in securities where the transfer meets the criteria as a financing under FASB ASC Topic 860, “Transfers and Servicing”, at fair value. Our investments in security-related receivables represent securities that were transferred to issuers of collateralized debt obligations, or CDOs, in which the transferors maintained some level of continuing involvement. We use our judgment to determine whether an investment in securities has sustained an other-than-temporary decline in value. If management determines that an available-for-sale security has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings, and we establish a new cost basis for the investment. Our evaluation of an other-than-temporary decline is dependent on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the estimated fair value of the investment in relation to our cost basis; the financial condition of the related entity; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery of the fair value of the investment.

j. Transfers of Financial Assets

We account for transfers of financial assets under FASB ASC Topic 860, “Transfers and Servicing”, as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is accounted for as a financing. Financial assets that are treated as sales are removed from our accounts with any realized gain (loss) reflected in earnings during the period of sale. Financial assets that are treated as financings are maintained on the balance sheet with proceeds received from the legal transfer reflected as securitized borrowings or security-related receivables.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

We recognize interest income from interests in certain securitized financial assets on an effective interest yield method. Management estimates the current yield on the amortized cost of the investment based on estimated cash flows after considering prepayment and credit loss experience.

2)	Rental income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multi-family real estate properties, rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, rental income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by (a) funding conduit loans for sale into unaffiliated CMBS securitizations, (b) providing or arranging to provide financing to our borrowers, (c) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (d) providing property management services to third parties. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the years ended December 31, 2013, 2012, and 2011, we received $4,732, $4,959, and $5,200, respectively, of earned asset management fees. We eliminated $3,450, $3,704, and $3,768, respectively, of these earned asset management fees as it was associated with consolidated securitizations.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

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

•

Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Generally, assets and liabilities carried at fair value and included in this category are trust preferred securities, or TruPS, and subordinated debentures, trust preferred obligations and CDO notes payable where observable market inputs do not exist.

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

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

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

From time to time, our TRSs generate taxable income from intercompany transactions. The TRS entities generate taxable revenue from fees for services provided to securitizations. Some of these fees paid to the TRS

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

entities are capitalized as deferred financing costs by the securitizations. Certain securitizations may be consolidated in our financial statements pursuant to FASB ASC Topic 810, “Consolidation.” In consolidation, these fees are eliminated when the securitization is included in the consolidated group. Additionally, our TRS entities generate taxable revenue from advisory fees for services provided to IRT. In consolidation, these advisory fees are eliminated as IRT is included in the consolidated group. Nonetheless, all income taxes are expensed and are paid by the TRSs in the year in which the revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

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

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” We expect to record amortization expense of intangible assets of $3,249 for 2014, $2,654 for 2015, $2,411 for 2016, $1,937 for 2017, $1,937 for 2018 and $9,366 thereafter.

q. Recent Accounting Pronouncements

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

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

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2013:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$792,526	$(19,257)	$773,269	59	6.4%	Mar. 2014 to Jan. 2029
Mezzanine loans	269,034	(3,273)	265,761	81	9.6%	Mar. 2014 to Jan. 2029
Preferred equity interests	54,389	(939)	53,450	11	8.6%	May 2015 to Aug. 2025

Total CRE Loans	1,115,949	(23,469)	1,092,480	151	7.3%
Other loans	30,625	72	30,697	2	4.3%	Mar. 2014 to Oct. 2016

Total Loans	1,146,574	(23,397)	1,123,177	153	7.2%

Deferred fees	(800)	0	(800)

Total investments in loans	$1,145,774	$(23,397)	$1,122,377

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

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

During the year ended December 31, 2013, we did not convert any commercial real estate loans to owned real estate property. During the year ended December 31, 2012, we completed the conversion of two commercial real estate loans with a carrying value of $24,871 to real estate owned property and we recorded a gain on asset of $2,529 as the value of the real estate exceeded the carrying amount of the converted loans. See Note 5 for property acquisitions that did not consist of the assumption of commercial real estate loans.

The following table summarizes the delinquency statistics of our commercial real estate loans as of December 31, 2013 and 2012:

Delinquency Status	As of December 31, 2013	As of December 31, 2012
30 to 59 days	$0	$1,974
60 to 89 days	6,441	5,211
90 days or more	2,163	37,130
In foreclosure or bankruptcy proceedings	16,002	9,420

Total	$24,606	$53,735

As of December 31, 2013 and 2012, approximately $37,073 and $69,080, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 6.3% and 8.4%, respectively. As of December 31, 2013 and 2012, 1 Other loan with a carrying amount of approximately $10,487 and $18,462, respectively, was on non-accrual status and had a weighted-average interest rate of 7.2%.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

The following table sets forth the maturities of our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests by year:

2014	$31,928
2015	90,895
2016	327,416
2017	428,372
2018	57,561
Thereafter	210,402

Total	$1,146,574

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Beginning balance	$30,400	$46,082	$69,691
Provision	3,000	2,000	3,900
Charge-offs, net of recoveries	(10,445)	(17,682)	(27,509)

Ending balance	$22,955	$30,400	$46,082

As of December 31, 2013 and 2012, we identified 10 and 14, respectively, commercial mortgages, mezzanine loans and other loans with unpaid principal balances of $30,143 and $47,394, respectively, as impaired.

The average unpaid principal balance of total impaired loans was $42,680, $67,466, and $125,263 during the years ended December 31, 2013, 2012, and 2011, respectively. We recorded interest income from impaired loans of $45, $149, and $525 for the years ended December 31, 2013, 2012, and 2011, respectively.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring (TDR) under FASB ASC Topic 310, “Receivables”. During the year ended December 31, 2013, we have determined that a modification to three commercial real estate loans constituted a TDR as the borrowers were experiencing financial difficulties and we, as the lender, granted a concession to the borrowers by: (a) extending the maturity date from March 2014 to February 2016 in one of the loan modifications, (b) reducing the interest rate from 10.26% to 0% in one of the loan modifications, and (c) extending the maturity date to August 2018 in one of the loan modifications as it had matured. The outstanding recorded investments were $27,168 both before and after the modifications. As of December 31, 2013, there were no TDRs that subsequently defaulted.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of December 31, 2013:

Investment Description	Amortized Cost	Net Fair Value Adjustments	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS and subordinated debentures	$620,376	$(139,531)	$480,845	3.7%	20.4
Other securities	12,312	(12,312)	0	4.7%	38.9

Total trading securities	632,688	(151,843)	480,845	3.8%	20.8
Available-for-sale securities	3,600	(3,598)	2	2.0%	28.9
Security-related receivables
TruPS and subordinated debenture receivables	32,900	(24,689)	8,211	3.4%	18.3
Unsecured REIT note receivables	30,000	3,046	33,046	6.7%	3.1
CMBS receivables (2)	69,905	(25,787)	44,118	5.6%	30.6
Other securities	33,144	(32,064)	1,080	2.2%	36.5

Total security-related receivables	165,949	(79,494)	86,455	4.7%	24.4

Total investments in securities	$802,237	$(234,935)	$567,302	3.9%	21.7

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $8,228 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $26,594 that are rated between “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $8,164 that are rated “CCC” by Standard & Poor’s, and securities with a fair value totaling $1,132 that are rated “D” by Standard & Poor’s.

A substantial portion of our gross unrealized losses at December 31, 2013 were greater than 12 months.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

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

A substantial portion of our gross unrealized losses at December 31, 2012 were greater than 12 months.

TruPS included above as trading securities include (a) investments in TruPS issued by VIEs of which we are not the primary beneficiary and which we do not consolidate and (b) transfers of investments in TruPS securities to us that were accounted for as a sale pursuant to FASB ASC Topic 860, “Transfers and Servicing.”

The following table summarizes the non-accrual status of our investments in securities:

	As of December 31, 2013			As of December 31, 2012
	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$83,557	1.8%	$5,678	$83,557	1.9%	$5,678
Other securities	41,019	3.1%	11	35,159	3.2%	2
CMBS receivables	22,772	5.9%	447	35,208	5.9%	642

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of December 31, 2013 and 2012, investment in securities of $653,276 and $748,401, respectively, in principal amount of TruPS and subordinated debentures, and $91,383 and $101,021, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	As of December 31, 2013		As of December 31, 2012
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family real estate properties	$716,708	37	$613,888	34
Office real estate properties	282,371	11	271,847	11
Retail real estate properties	83,653	4	82,081	4
Parcels of land	49,199	10	47,765	10

Subtotal	1,131,931	62	1,015,581	59
Less: Accumulated depreciation and amortization	(127,745)		(97,392)

Investments in real estate	$1,004,186		$918,189

As of December 31, 2013 and 2012, our investments in real estate were comprised of land of $235,052 and $218,500, respectively, and buildings and improvements of $896,879 and $797,081, respectively.

As of December 31, 2013, our investments in real estate of $1,004,186 are financed through $171,223 of mortgages held by third parties and $864,689 of mortgages held by our RAIT I and RAIT II CDO securitizations. As of December 31, 2012, our investments in real estate of $918,189 are financed through $144,645 of mortgages held by third parties and $830,077 of mortgages held by our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

For our investments in real estate, the leases for our multi-family properties are generally one-year or less and leases for our office and retail properties are operating leases. The following table represents the minimum future rentals under expiring leases for our non-residential properties as of December 31, 2013.

2014	$4,388
2015	4,991
2016	3,969
2017	5,566
2018	1,657
2019 and thereafter	11,638

Total	$32,209

Acquisitions:

During the year ended December 31, 2013, we acquired four multi-family properties with a purchase price of $101,650, which consisted of the assumption of three commercial real estate loans and the issuance of limited liability company membership units. These units are redeemable for our common shares in defined circumstances. Upon acquisition, we recorded the investment in real estate, including any related working capital and intangible assets, at a fair value of $103,200 and recorded a gain on asset of $1,550.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the four properties acquired during the year ended December 31, 2013, on the respective date of each conversion, for the real estate accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$101,733
Cash and cash equivalents	187
Restricted cash	1,089
Other assets	412
Intangible assets	1,467

Total assets acquired	104,888
Liabilities assumed:
Accounts payable and accrued expenses	991
Other liabilities	308

Total liabilities assumed	1,299

Estimated fair value of net assets acquired	$103,589

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective conversion date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans	$101,733
Other considerations	1,856

Total fair value of consideration transferred	$103,589

During the year ended December 31, 2013, these investments contributed revenue of $4,323 and a net income allocable to common shares of $249. During the year ended December 31, 2013, we incurred $263 of third-party acquisition-related costs.

Our consolidated unaudited pro forma information, after including the acquisition of real estate properties, is presented below as if the acquisitions occurred on January 1, 2012. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Total revenue, as reported	$246,875	$200,784
Pro forma revenue	255,992	213,551
Net income (loss) allocable to common shares, as reported	(308,008)	(182,805)
Pro forma net income (loss) allocable to common shares	(304,588)	(178,470)

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

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

Subsequent to December 31, 2013, we acquired three multi-family properties and one office real estate property with a purchase price of $113,601, which consisted of the assumption of three real estate loans. We are completing the process of estimating the fair value of the assets acquired.

Dispositions:

During the year ended December 31, 2013, we disposed of one multi-family real estate property for a total purchase price of $3,300. We recorded losses on the sale of this asset of $1,517, which is included in the accompanying consolidated statement of operations. Subsequent to December 31, 2013, we entered into a purchase and sale agreement for the disposition of one multi-family real estate property. As a result, we have recorded an estimated loss on the sale of this asset of $2,207, which is included in the accompanying consolidated statement of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2013:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$32,938	7.0%	Apr. 2031
4.0% convertible senior notes (2)	125,000	116,184	4.0%	Oct. 2033
Secured credit facilities	11,129	11,129	3.2%	Oct. 2016 to Dec. 2016
Junior subordinated notes, at fair value (3)	18,671	11,911	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	30,618	30,618	2.7%	Nov. 2014 to Oct. 2015
Commercial mortgage facility	7,131	7,131	2.8%	Dec. 2014

Total recourse indebtedness (4)	251,715	235,011	3.8%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,204,117	1,202,772	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	865,199	377,235	0.9%	2037 to 2038
CMBS securitization (8)	100,139	100,139	2.1%	Jan. 2029
Loans payable on real estate	171,244	171,244	5.3%	Sep. 2015 to Dec. 2023

Total non-recourse indebtedness	2,340,699	1,851,390	1.1%

Total indebtedness	$2,592,414	$2,086,401	1.4%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $86,000 with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1,662,537 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $989,781 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2013 was $746,939. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(8)	Excludes the FL1 junior notes purchased by us which are eliminated in consolidation. Collateralized by $131,843 principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

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

The current status or activity in our financing arrangements occurring as of or during the year ended December 31, 2013 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. On March 21, 2011, we issued and sold in a public offering $115,000 aggregate principal amount of our 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

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

The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 148.3601 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $6.74 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

During the year ended December 31, 2013, we repurchased from the market, a total of $80,934 in aggregate principal amount of 7.0% convertible senior notes for a total consideration of $112,559. The purchase price consisted of cash from the proceeds received from the public offering of the 4.0% Convertible Senior Notes due 2033 that were issued on December 10, 2013. As a result of this transaction, we recorded losses on extinguishment of debt of $8,407, inclusive of deferred financing costs and unamortized discounts that were written off, and $29,359 representing the reacquisition of the equity conversion right that was recorded as a reduction to additional paid in capital.

4.0% convertible senior notes. On December 10, 2013, we issued and sold in a public offering $125,000 aggregate principal amount of our 4.0% Convertible Senior Notes due 2033, or the 4.0% convertible senior notes. After deducting the underwriting discount and the estimated offering costs, we received approximately $121,250 of net proceeds. Interest on the 4.0% convertible senior notes is paid semi-annually and the 4.0% convertible senior notes mature on October 1, 2033.

Prior to October 1, 2018, the 4.0% convertible senior notes are not redeemable at our option, except to preserve RAIT’s status as a REIT. On or after October 1, 2018, we may redeem all or a portion of the 4.0% convertible senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 4.0% convertible senior notes may require us to repurchase all or a portion of the 4.0% convertible senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest on October 1, 2018, October 1, 2023, and October 1, 2028, or upon the occurrence of certain defined fundamental changes.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

The 4.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 104.4523 common shares per $1 principal amount of 4.0% convertible senior notes (equivalent to a current conversion price of $9.57 per common share). Upon conversion of 4.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 4.0% convertible senior notes in earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods.

According to FASB ASC Topic 470, “Debt”, we recorded a discount on our issued and outstanding 4.0% convertible senior notes of $8,817. This discount reflects the fair value of the embedded conversion option within the 4.0% convertible senior notes and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in the indenture relating to the 4.0% convertible senior notes agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the 4.0% convertible senior notes were issued. The discount will be amortized to interest expense through October 1, 2018, the date at which holders of our 4.0% convertible senior notes could require repayment.

Concurrent with the offering of the 4.0% convertible senior notes, we used approximately $8,838 of the proceeds and entered into a capped call transaction with an affiliate of the underwriter. The capped call transaction has a cap price of $11.91, which is subject to certain adjustments, and an initial strike price of $9.57, which is subject to certain adjustments and is equivalent to the conversion price of the 4.0% convertible senior notes. The capped calls expire on various dates ranging from June 2018 to October 2018 and are expected to reduce the potential dilution to holders of our common stock upon the potential conversion of the 4.0% convertible senior notes. The capped call transaction is a separate transaction and is not part of the terms of the 4.0% convertible senior notes and will not affect the holders’ rights under the 4.0% convertible senior notes. The capped call transaction meets the criteria for equity classification and was recorded as a reduction to additional paid in capital. The capped call transaction is excluded from the dilutive EPS calculation as their effect would be anti-dilutive.

In January 2014, the underwriters exercised the overallotment option with respect to an additional $16,750 aggregate principal amount of the 4.0% convertible senior notes and we received total net proceeds of $16,300 after deducting underwriting fees and adjusting for accrued interim interest. In the aggregate, we issued $141,750 aggregate principal amount of the 4.0% convertible senior notes in the offering and raised total net proceeds of approximately $137,238 after deducting underwriting fees and offering expenses.

Secured credit facilities. As of December 31, 2013, we have $6,129 outstanding under one of our secured credit facilities, which is payable in December 2016 under the current terms of this facility. Our secured credit facility is secured by designated commercial mortgages and mezzanine loans.

During 2011, we renewed a secured credit facility by repaying $8,993 of the $19,547 outstanding principal amount and amending the terms of the remaining $10,554 balance to extend the maturity date from December 2011 to December 2016 and provide for the full amortization of that balance over that five year period. In addition, the interest rate on this secured credit facility was amended to be a floating interest rate of LIBOR plus 275 basis points.

In January 2014, we prepaid the outstanding $6,143 under this secured credit facility, including any accrued interest.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

On October 25, 2013, our subsidiary, Independence Realty Operating Partnership, LP, or IROP, the operating partnership of IRT, entered into a $20,000 secured revolving credit agreement, or the IROP credit agreement, with The Huntington National Bank to be used to acquire properties, capital expenditures and for general corporate purposes. The IROP credit agreement has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement. IRT guaranteed IROP’s obligations under the IROP credit agreement. As of December 31, 2013, we have $2,500 outstanding under the IROP credit agreement.

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

During the year ended December 31, 2013, we prepaid $8,000 of the senior notes. As of December 31, 2013 we have $86,000 of outstanding senior notes.

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

During the year ended December 31, 2013, we prepaid the $19,381 junior subordinated note. After reflecting the prepayment, only the second $18,671 junior subordinated note remains outstanding as of December 31, 2013. The fair value, or carrying amount, of this indebtedness was $11,911 as of December 31, 2013.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

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

CMBS Facilities. On October 27, 2011, we entered into a two year CMBS facility, or the $100,000 CMBS facility, pursuant to which we may sell, and later repurchase, performing whole mortgage loans or senior interests in whole mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. The aggregate principal amount available under the $100,000 CMBS facility is $100,000 and incurs interest at LIBOR plus 250 basis points. The purchase price paid for any asset purchased will be equal to 75% of the lesser of the market value (determined by the purchaser in its sole discretion, exercised in good faith) or par amount of such asset on the purchase date. On October 11, 2013, we extended the expiration date to October 27, 2015. The $100,000 CMBS facility contains standard margin call provisions and financial covenants. As of December 31, 2013, we had $30,618 of outstanding borrowings under the $100,000 CMBS facility. As of December 31, 2013, we were in compliance with all financial covenants contained in the $100,000 CMBS facility.

On November 23, 2011, we entered into a one year CMBS facility, or the $150,000 CMBS facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. On November 21, 2013, we extended the $150,000 CMBS facility for an additional year. The aggregate principal amount available under the $150,000 CMBS facility is $150,000 and incurs interest at LIBOR plus 250 basis points. The purchase price paid for any asset purchased is up to 75% of the lesser of the unpaid principal balance and the market value (determined by the purchaser in its sole discretion, exercised in good faith) of such purchased asset on the purchase date. The $150,000 CMBS facility contains standard margin call provisions and financial covenants. No amounts were outstanding under the $150,000 CMBS facility at December 31, 2013. As of December 31, 2013, we were in compliance with all financial covenants contained in the $150,000 CMBS facility.

Commercial Mortgage Facility. On December 14, 2012, we entered into a one year commercial mortgage facility, or the $150,000 commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its sole discretion. On December 13, 2013, we extended the $150,000 commercial mortgage facility for an additional year. The aggregate principal amount available under the $150,000 commercial mortgage facility is $150,000 and incurs interest at the greater of LIBOR plus 200 basis points or 0.75% plus 200 basis points. The purchase price paid for any asset purchased is up to 50% of the lesser of the unpaid principal balance and the market value (determined by the purchaser in its sole good faith discretion) of such purchased asset on the purchase date. The $150,000 commercial mortgage facility contains standard margin call provisions and financial covenants. As of December 31, 2013, we had $7,131 of outstanding borrowings under the $150,000 commercial mortgage facility at December 31, 2013. As of December 31, 2013, we were in compliance with all financial covenants contained in the $150,000 commercial mortgage facility.

On January 27, 2014, we entered into a two year commercial mortgage facility, or the $75,000 commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

assets meeting defined eligibility criteria which are approved by the purchaser in its sole discretion. The aggregate principal amount of the $75,000 commercial mortgage facility is $75,000 and incurs interest at LIBOR plus 200 basis points. The $75,000 commercial mortgage facility contains standard margin call provisions and financial covenants.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of December 31, 2013 and 2012.

During the year ended December 31, 2013, we repurchased, from the market, a total of $17,500 in aggregate principal amount of CDO notes payable issued by our RAIT I securitization. The aggregate purchase price was $10,369 and we recorded a gain on extinguishment of debt of $7,131.

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

CDO notes payable, at fair value. As of January 1, 2008, we adopted the fair value option, which is now classified under FASB ASC Topic 825, and elected to record CDO notes payable at fair value. These CDO notes payable are collateralized by trading securities, security-related receivables and loans. At adoption, we decreased the carrying amount of these CDO notes payable by $1,520,616 to reflect these liabilities at fair value in our financial statements. The fair value of these CDO notes payable increased by $309,372 and $184,246 for the years ended December 31, 2013 and 2012, respectively. The increase was included in the change in fair value of financial instruments in our consolidated statements of operations as an expense.

Both Taberna VIII and Taberna IX are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each securitization requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC tests failures are due to defaulted collateral assets and credit risk securities. During the year ended December 31, 2013, $119,180 of cash flows, which is comprised of $7,275 that was re-directed from our retained interests in these securitizations and $111,905 that was from principal collections on the underlying collateral, were used to repay the most senior holders of our CDO notes payable.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

On the closing date, our subsidiary, RAIT 2013-FL1 Trust, or the FL1 issuer, issued classes of investment grade senior notes, or the FL1 senior notes, with an aggregate principal balance of approximately $101,250 to investors, representing an advance rate of approximately 75%. Our subsidiary received the unrated classes of junior notes, or the FL1 junior notes, including a class with an aggregate principal balance of $33,750, and the equity, or the retained interests, of the FL1 issuer. The FL1 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.85%. The stated maturity of the FL1 notes is January 2029, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in August 2015 or upon defined tax events, the FL1 issuer may redeem the FL1 senior notes, in whole but not in part, at the direction of defined holders of FL1 junior notes that we hold.

On the closing date, RAIT FL1 purchased FL1 collateral with an aggregate principal balance of approximately $70,762 and approximately $64,238 was reserved for the acquisition by RAIT FL1 of additional collateral meeting defined eligibility criteria during a ramp-up period which was successfully completed by December 31, 2013. Our subsidiary serves as the servicer and special servicer of RAIT FL1. RAIT FL1 does not have OC triggers or IC triggers.

Loans payable on real estate. As of December 31, 2013 and 2012, we had $171,244 and $144,671, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the year ended December 31, 2013, we obtained two first mortgages on our investments in real estate from third party lenders that have aggregate principal balances of $19,500 and $8,612, matures in December 2023 and January 2021, and have interest rates of 4.6% and 4.4%, respectively. During the year ended December 31, 2012, we obtained one first mortgage on our investments in real estate from a third party lender that has an aggregate principal balance of $10,222, matures in 2022, and has an interest rate of 3.59%.

Subsequent to December 31, 2013, we obtained or assumed two first mortgages on our investments in real estate from third party lenders that have a total aggregate principal balance of $40,724, maturity dates ranging from February 2018 to July 2019, and have interest rates ranging from 3.8% to 4.8%.

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate contractual maturities of our indebtedness by year:

2014 (1)	$17,763
2015	59,666
2016	29,315
2017	1,888
2018	14,090
Thereafter (2)	2,526,687

Total	$2,649,409

(1)	Includes $6,129 of our secured credit facility that was prepaid in January 2014. This was payable in December 2016 under the terms of the secured credit facility.
(2)	Includes $34,066 of our 7.0% convertible senior notes which are redeemable, at par at the option of the holder in April 2016, April 2021, and April 2026. Includes $125,000 of our 4.0% convertible senior notes which are redeemable, at par at the option of the holder in October 2018, October 2023, and October 2028.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

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

Interest Rate Swaps

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term and qualified for the short-cut method.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2013 and December 31, 2012:

	As of December 31, 2013		As of December 31, 2012
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps	$1,071,447	$(113,148)	$1,110,720	$(151,358)
Interest rate caps	36,000	1,122	36,000	1,053

Net fair value	$1,107,447	$(112,026)	$1,146,720	$(150,305)

During 2014, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $89,161 and a weighted average strike rate of 5.23% as of December 31, 2013, will terminate in accordance with their terms.

For interest rate swaps, we reclassified realized losses of $32,117, $34,956 and $42,820 to earnings for the years ended December 31, 2013, 2012 and 2011, respectively. For interest rate swaps that are considered ineffective hedges, we reclassified unrealized gains of $8 to earnings for the year ended December 31, 2011. For the years ended December 31, 2013 and 2012, we had no unrealized gains to reclassify to earnings for interest rate swaps that are considered ineffective.

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated interest rate swaps associated with these CDO notes payable was discontinued and amounts are reclassified from accumulated other comprehensive income to earnings over the remaining life of the interest rate swaps. As of December 31, 2013, the notional value associated with these interest rate swaps where hedge accounting was discontinued was $561,151 and had a net liability balance with a fair value of $67,405. See Note 8: “Fair Value of Financial Instruments” for the changes in value of these hedges

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

during the years ended December 31, 2013 and 2012. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

Effective interest rate swaps are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or derivative liabilities.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgages and loans, investments in securities, CDO notes payable, convertible senior notes, junior subordinated notes and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, secured credit facilities, CMBS facilities and commercial mortgage facility approximates cost due to the nature of these instruments.

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2013:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,122,377	$1,083,118
Investments in securities and security-related receivables	567,302	567,302
Cash and cash equivalents	88,847	88,847
Restricted cash	121,589	121,589
Derivative assets	1,305	1,305
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	32,938	47,778
4.0% convertible senior notes	116,184	124,063
Secured credit facilities	11,129	11,129
Junior subordinated notes, at fair value	11,911	11,911
Junior subordinated notes, at amortized cost	25,100	14,007
CMBS facilities	30,618	30,618
Commercial mortgage facility	7,131	7,131
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,202,772	724,885
CDO notes payable, at fair value	377,235	377,235
CMBS securitization	100,139	100,214
Loans payable on real estate	171,244	176,979
Derivative liabilities	113,331	113,331

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

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

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of December 31, 2013
Trading securities
TruPS	$0	$0	$480,845	$480,845
Other securities	0	0	0	0
Available-for-sale securities	0	2	0	2
Security-related receivables
TruPS receivables	0	0	8,211	8,211
Unsecured REIT note receivables	0	33,046	0	33,046
CMBS receivables	0	44,118	0	44,118
Other securities	0	1,080	0	1,080
Derivative assets	0	1,305	0	1,305

Total assets	$0	$79,551	$489,056	$568,607

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of December 31, 2013
Junior subordinated notes, at fair value	$0	$0	$11,911	$11,911
CDO notes payable, at fair value	0	0	377,235	377,235
Derivative liabilities	0	45,926	67,405	113,331

Total liabilities	$0	$45,926	$456,551	$502,477

(a)	During the year ended December 31, 2013, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, duration, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Generally, an increase in the yields, credit spreads or estimated duration will decrease the fair value of our financial instruments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value, as determined by management, may fluctuate from period to period and any ultimate liquidation or sale of the investment may result in proceeds that may be significantly different than fair value. The weighted average effective dollar price of our TruPS and TruPS receivables as of December 31, 2013 and 2012 is 75 and 77.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the year ended December 31, 2013:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2012	$485,203	$91,148	$576,351
Change in fair value of financial instruments	12,642	(4,812)	7,830
Purchases	0	0	0
Sales	0	0	0
Principal repayments	(17,000)	(78,125)	(95,125)

Balance, as of December 31, 2013	$480,845	$8,211	$489,056

Liabilities	Derivative Liabilities	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2012	$79,462	$187,048	$29,655	$296,165
Change in fair value of financial instruments	(12,057)	309,367	1,637	298,947
Purchases	0	0	0	0
Sales	0	0	0	0
Principal repayments	0	(119,180)	(19,381)	(138,561)

Balance, as of December 31, 2013	$67,405	$377,235	$11,911	$456,551

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

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

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

The following tables summarize the valuation technique and the level of the fair value hierarchy for financial instruments that are not recorded at fair value in the accompanying consolidated balance sheets but for which fair value is required to be disclosed. The fair value of cash and cash equivalents, restricted cash, secured credit facilities, CMBS facilities and commercial mortgage facility approximates cost due to the nature of these instruments and are not included in the tables below.

	Carrying Amount as of December 31, 2013	Estimated Fair Value as of December 31, 2013	Valuation Technique	Fair Value Measurement
				Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,122,377	$1,083,118	Discounted cash flows	$0	$0	$1,083,118
7.0% convertible senior notes	32,938	47,778	Trading price	47,778	0	0
4.0% convertible senior notes	116,184	124,063	Trading price	124,063	0	0
Junior subordinated notes, at amortized cost	25,100	14,007	Discounted cash flows	0	0	14,007
CDO notes payable, at amortized cost	1,202,772	724,885	Discounted cash flows	0	0	724,885
CMBS securitization	100,139	100,214	Discounted cash flows	0	0	100,214
Loans payable on real estate	171,244	176,979	Discounted cash flows	0	0	176,979

				Fair Value Measurement
	Carrying Amount as of December 31, 2012	Estimated Fair Value as of December 31, 2012	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,075,129	$1,063,716	Discounted cash flows	$0	$0	$1,063,716
7.0% convertible senior notes	109,631	115,230	Trading price	115,230	0	0
Junior subordinated notes, at amortized cost	25,100	12,700	Discounted cash flows	0	0	12,700
CDO notes payable, at amortized cost	1,295,400	722,371	Discounted cash flows	0	0	722,371
Loans payable on real estate	144,671	156,510	Discounted cash flows	0	0	156,510

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option within FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

Description	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Change in fair value of trading securities and security-related receivables	$9,193	$23,380	$19,281
Change in fair value of CDO notes payable and other liabilities	(331,389)	(193,151)	(35,491)
Change in fair value of derivatives	(22,230)	(32,016)	(58,944)

Change in fair value of financial instruments	$(344,426)	$(201,787)	$(75,154)

The changes in the fair value for the investment in securities, CDO notes payable, and other liabilities for which the fair value option was elected for the years ended December 31, 2013, 2012 and 2011 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was due to repayments at par because of OC failures when the CDO notes have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the years ended December 31, 2013, 2012 and 2011 was mainly due to changes in interest rates.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

NOTE 9: VARIABLE INTEREST ENTITIES

The determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We evaluated our investments and determined as of December 31, 2013 our consolidated VIEs were: Taberna VIII, Taberna IX, RAIT I, RAIT II, IRT and two investments in real estate. The following table presents the assets and liabilities of our consolidated VIEs as of each respective date.

	As of December 31, 2013	As of December 31, 2012
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,816,507	$1,917,925
Allowance for losses	(17,250)	(17,125)

Total investments in mortgages and loans	1,799,257	1,900,800
Investments in real estate, net of accumulated depreciation of $18,538 and 1,941, respectively	194,648	20,609
Investments in securities and security-related receivables, at fair value	566,577	654,795
Cash and cash equivalents	3,599	276
Restricted cash	40,793	50,203
Accrued interest receivable	68,456	67,271
Deferred financing costs, net of accumulated amortization of $17,107 and $13,633, respectively	10,263	12,741
Intangible assets, net of accumulated amortization of $568 and $0, respectively	517	0

Total assets	$2,684,110	$2,706,695

Liabilities and Equity
Indebtedness (including $377,235 and $187,048 at fair value, respectively)	$1,946,536	$1,724,356
Accrued interest payable	73,122	59,914
Accounts payable and accrued expenses	5,771	3,335
Derivative liabilities	113,323	151,438
Deferred taxes, borrowers’ escrows and other liabilities	5,805	4,877

Total liabilities	2,144,557	1,943,920
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(59,684)	(90,954)
RAIT investment	262,760	295,641
Retained earnings (deficit)	258,270	558,088

Total shareholders’ equity	461,346	762,775
Noncontrolling interests	78,207	0

Total liabilities and equity	$2,684,110	$2,706,695

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

As of December 31, 2013

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

As of December 31, 2013, the following RAIT securities have been issued and remain issuable pursuant to the purchase agreement, in the aggregate: (i) 2,600,000 Series D preferred shares have been issued and 1,400,000 Series D preferred shares remain issuable; (ii) warrants exercisable for 6,455,150 common shares (which have subsequently adjusted to 6,599,559 shares as of the date of the filing of this report) have been issued and warrants exercisable for 3,475,850 common shares (which have subsequently adjusted to 3,553,609 shares as of the date of the filing of this report) remain issuable; and (iii) investor SARs exercisable with respect to 4,378,183.55 common shares (which have subsequently adjusted to 4,476,128.28 shares as of the date of the filing of this report) have been issued and SARs exercisable for 2,357,483.45 common shares (which have subsequently adjusted to 2,410,222.92 shares as of the date of the filing of this report) remain issuable. The number of common shares underlying the warrants and investor SARs and relevant exercise price are subject to further adjustment in defined circumstances At December 31, 2013 and as of the date of the filing of this report, the aggregate purchase price paid for the securities issued is $65,000 and the aggregate purchase price payable for the issuable securities is $35,000.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

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

As of December 31, 2013

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

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $31,304, as of December 31, 2013. The warrants contain a put feature which can only be settled by paying cash or issuing a note (i.e. transferring assets). This put feature is a distinguishing characteristic for liability classification. The investor SARs, according to their terms, can only be settled in cash or the issuance of a note payable to the investor. This requirement for cash settlement is also a distinguishing characteristic for liability classification. As a result, the initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

During the period from the effective date of the purchase agreement through December 31, 2013, we sold the following securities to the investor for an aggregate purchase price of $65.0 million: (i) 2,600,000 Series D Preferred Shares, (ii) warrants exercisable for 6,455,150 common shares (which have subsequently adjusted to 6,599,559 shares as of the date of filing this report); and (iii) investor SARs exercisable with respect to 4,378,183.55 common shares (which have subsequently adjusted to 4,476,128.28 shares as of the date of filing this report). As of December 31, 2013, the following securities remain issuable to the investor for an aggregate purchase price of $35,000: (i) 1,400,000 Series D Preferred Shares, (ii) warrants exercisable for 3,475,850 common shares (which have subsequently adjusted to 3,553,609 shares as of the date of filing this report), and (iii) investor SARs exercisable for 2,357,483.45 common shares (which have subsequently adjusted to 2,410,222.92 shares as of the date of filing this report). The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through December 31, 2013:

Aggregate purchase price		$65,000
Initial value of warrants and investor SARs issued to-date	(9,133)
Costs incurred	(4,952)

Total discount		(14,085)
Discount amortization to-date		2,055

Carrying amount of Series D Preferred Shares		$52,970

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

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

At Market Issuance Sales Agreement (ATM)

On May 21, 2012, we entered into an At Market Issuance Sales Agreement, or Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to 2,000,000 Series A Preferred Shares, up to 2,000,000 Series B Preferred Shares, and up to 2,000,000 Series C Preferred Shares. Unless the Preferred ATM agreement is earlier terminated by MLV or us, the Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the Preferred ATM agreement. During the year ended December 31, 2013, pursuant to the Preferred ATM agreement we issued a total of 945,000 Series A Preferred Shares at a weighted-average price of $23.92 per share and we received $21,829 of net proceeds. We did not issue any Series B Preferred Shares or Series C Preferred Shares during the year ended December 31, 2013. On January 10, 2014, we agreed with MLV to terminate the Preferred ATM agreement. We did not incur any termination penalties as a result of the termination of the Preferred ATM agreement. As of the termination date,

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

pursuant to the Preferred ATM agreement, we had sold 1,309,288 Series A Preferred Shares and 690,712 Series A Preferred Shares remained unsold, we had sold 30,165 Series B Preferred Shares and 1,969,835 Series B Preferred Shares remained unsold and we had sold 40,100 Series C Preferred Shares and 1,959,900 Series C Preferred Shares remained unsold.

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

Share Repurchases:

On July 24, 2007, our board of trustees adopted a share repurchase plan that authorizes us to purchase up to $75,000 of RAIT common shares. Under the plan, we may make purchases, from time to time, through open market or privately negotiated transactions. We have not repurchased any common shares under this plan as of December 31, 2013.

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

Share Issuances:

Dividend reinvestment and share purchase plan (DRSPP). We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the year ended December 31, 2013, we issued a total of 5,660 common shares pursuant to the DRSPP at a weighted-average price of $7.61 per share and we received $43 of net proceeds. As of December 31, 2013, 7,777,820 common shares, in the aggregate, remain available for issuance under the DRSPP.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

Capital on Demand™ Sales Agreement (COD). On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the period from the effective date of the COD sales agreement through December 31, 2013, we issued a total of 1,439,942 common shares pursuant to this agreement at a weighted-average price of $7.82 per share and we received $10,975 of net proceeds. As of December 31, 2013, 8,560,058 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

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

In January 2014, we issued 10,000,000 common shares in an underwritten public offering. The public offering price was $8.52 per share and we received $82,570 of proceeds.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

Dividends

The following tables summarize the dividends we declared or paid during the years ended December 31, 2013 and 2012:

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	For the Year Ended December 31, 2013
Series A Preferred Shares
Date declared	1/29/13	5/14/13	7/30/13	10/29/13
Record date	3/1/13	6/3/13	9/3/13	12/2/13
Date paid	4/1/13	7/1/13	9/30/13	12/31/13
Total dividend amount	$1,513	$1,816	$1,971	$1,971	$7,271
Series B Preferred Shares
Date declared	1/29/13	5/14/13	7/30/13	10/29/13
Record date	3/1/13	6/3/13	9/3/13	12/2/13
Date paid	4/1/13	7/1/13	9/30/13	12/31/13
Total dividend amount	$1,198	$1,198	$1,198	$1,198	$4,792
Series C Preferred Shares
Date declared	1/29/13	5/14/13	7/30/13	10/29/13
Record date	3/1/13	6/3/13	9/3/13	12/2/13
Date paid	4/1/13	7/1/13	9/30/13	12/31/13
Total dividend amount	$910	$910	$910	$910	$3,640
Series D Preferred Shares
Date declared	1/29/13	5/14/13	7/30/13	10/29/13
Record date	3/1/13	6/3/13	9/3/13	12/2/13
Date paid	4/4/13	6/30/13	10/4/13	12/31/13
Total dividend amount	$1,219	$1,219	$1,219	$1,219	$4,876
Common shares
Date declared	3/15/13	6/20/13	9/10/13	12/12/13
Record date	4/3/13	7/12/13	10/3/13	1/7/14
Date paid	4/30/13	7/31/13	10/31/13	1/31/14
Dividend per share	$0.12	$0.13	$0.15	$0.16	$0.56
Total dividend declared	$8,334	$9,032	$10,467	$11,358	$39,191

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

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

On January 29, 2014, our board of trustees declared a first quarter 2014 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares, and $0.4687500 per share on our Series D Preferred Shares. The dividends will be paid on March 31, 2014 to holders of record on March 3, 2014.

Noncontrolling Interests

On August 16, 2013, our subsidiary, Independence Realty Trust, Inc., or IRT, completed an underwritten public offering of 4,000,000 shares of IRT common stock at a price of $8.50 per share and received total gross proceeds of $34,000. All of the shares were offered by IRT. The net proceeds of the offering were $31,096 after deducting underwriting discounts and commissions and offering expenses. During the year ended December 31, 2013, IRT used a portion of net proceeds of its offering to redeem all of its and its operating partnership’s outstanding preferred securities, including $3,500 of series B units of IRT’s operating partnership held by us. We held 5,764,900 shares of IRT common stock representing 59.7% of the outstanding shares of IRT common stock as of December 31, 2013. We continue to consolidate IRT in our financial results as of December 31, 2013. During the year ended December 31, 2013, we charged off $3,885 of organizational and offering expenses, which is included in Other income (expense) on the accompanying consolidated statements of operations, we incurred with the non-traded offering of IRT prior to its public offering in August 2013.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

On January 29, 2014, IRT completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $8.30 per share raising gross proceeds of $66,815. We purchased 1,204,819 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions will be paid to the underwriters. We currently hold 6,969,719 shares of IRT common stock representing 39.3% of the outstanding shares of IRT common stock as of March 6, 2014. See Note 9 for additional disclosures pertaining to VIEs.

NOTE 12: STOCK BASED COMPENSATION AND EMPLOYEE BENEFITS

We maintain the RAIT Financial Trust 2008 Incentive Award Plan (the “Incentive Award Plan”). The maximum aggregate number of common shares that may be issued pursuant to the Incentive Award Plan is 4,000,000. As of December 31, 2013, 2,425,941 common shares are available for issuance under this plan.

On January 29, 2013, the compensation committee awarded 43,536 restricted common share awards, valued at $300 using our closing stock price of $6.89, to six of the board’s non-management trustees. One quarter of these awards vested immediately and the remainder vested over a nine-month period. On January 29, 2013, the compensation committee awarded 369,500 restricted common share awards, valued at $2,577 using our closing stock price of $6.89, to our executive officers and non-executive officer employees. These awards generally vest over three-year periods.

On July 30, 2013, the compensation committee awarded 6,578 restricted common share awards, valued at $50 using our closing stock price of $7.60, to one of the board’s non-management trustees. Three quarters of this award vested immediately and the remainder vested three months after the award date.

On January 29, 2014, the compensation committee awarded 36,186 common shares, valued at $300 using our closing stock price of $8.29, to the board’s non-management trustees. These awards vested immediately. On January 29, 2014, the compensation committee awarded 293,700 restricted common share awards, valued at $2,435 using our closing stock price of $8.29, to our executive officers and non-executive officer employees. These awards generally vest over three-year periods.

During the year ended December 31, 2013, there were no phantom units redeemed for common shares and during the years ended December 31, 2012 and 2011, there were 220,823 and 340,649, respectively, phantom units redeemed for common shares. There were no phantom units forfeited during the years ended December 31, 2013, and 2012, and 2011. As of each of December 31, 2013 and 2012, there were 195,943 phantom units outstanding. As of December 31, 2013, there was no deferred compensation cost relating to unvested awards and there was no remaining vesting period. As of December 31, 2012, the deferred compensation cost relating to unvested awards was $180 relating to phantom units and restricted stock.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 29, 2018, the expiration date of the SARs.

On January 29, 2014, the compensation committee awarded 891,600 SARs, valued at $1,178 based on a Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 29, 2019, the expiration date of the SARs.

Stock Options

We have granted to our officers, trustees and employees options to acquire common shares. The vesting period is determined by the compensation committee and the option term is generally ten years after the date of grant. As of December 31, 2013 and 2012, there were 5,749 and 32,265 options outstanding.

A summary of the options activity of the Incentive Award Plan is presented below.

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1,	32,265	$70.38	38,932	$68.34	56,267	$67.50
Expired	26,516	68.46	6,667	58.49	17,335	65.61
Exercised	0	0	0	0	0	0

Outstanding, December 31,	5,749	$79.20	32,265	$70.38	38,932	$68.34

Options exercisable at December 31,	5,749		32,265		38,932

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Exercise Price
$65.43 – 79.20	5,749	0.1 years	$79.20	32,265	0.7 years

We did not grant options during the three years ended December 31, 2013.

During the years ended December 31, 2013, 2012 and 2011, we recorded compensation expense of $3,441, $2,208, and $541, respectively, associated with our stock based compensation.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

2% of eligible compensation as discretionary cash profit sharing payments. Any matching contribution made by RAIT pursuant to the RAIT 401(k) Plan vests 33% per year of service.

During the years ended December 31, 2013, 2012 and 2011, we recorded $435, $478, and $482 of contributions which is included in compensation expense on the accompanying consolidated statements of operations. During the years ended December 31, 2013, 2012, and 2011, we did not make any discretionary cash profit sharing contributions.

NOTE 13: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three years ended December 31, 2013:

	For the Years Ended December 31
	2013	2012	2011
Income (loss) from continuing operations	$(285,364)	$(168,341)	$(38,457)
Income allocated to preferred shares	(22,616)	(14,660)	(13,649)
Income allocated to noncontrolling interests	(28)	196	229

Income (loss) from continuing operations allocable to common shares	(308,008)	(182,805)	(51,877)
Income (loss) from discontinued operations	0	0	747

Net income (loss) allocable to common shares	$(308,008)	$(182,805)	$(51,130)

Weighted-average shares outstanding—Basic	67,814,316	48,746,761	38,508,086
Dilutive securities under the treasury stock method	0	0	0
Weighted-average shares outstanding—Diluted	67,814,316	48,746,761	38,508,086

Earnings (loss) per share—Basic:
Continuing operations	$(4.54)	$(3.75)	$(1.35)
Discontinued operations	0	0	0.02

Total earnings (loss) per share—Basic	$(4.54)	$(3.75)	$(1.33)

Earnings (loss) per share—Diluted:
Continuing operations	$(4.54)	$(3.75)	$(1.35)
Discontinued operations	0	0	0.02

Total earnings (loss) per share—Diluted	$(4.54)	$(3.75)	$(1.33)

For the years ended December 31, 2013, 2012 and 2011, securities convertible into 18,026,169, 22,282,205, and 219,558, common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

NOTE 14: INCOME TAXES

RAIT, Taberna and IRT have elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code. To maintain qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to shareholders.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

We generally will not be subject to U.S. federal income tax on taxable income that is distributed to our shareholders. If RAIT, Taberna, or IRT fails to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates, and we will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants relief under certain statutory provisions. Such an event could materially adversely affect our net income and cash available for dividends to shareholders. However, we believe that each of RAIT, Taberna and IRT will be organized and operated in such a manner as to qualify for treatment as a REIT, and intend to operate in the foreseeable future in a manner so that each will qualify as a REIT. We may be subject to certain state and local taxes.

Our TRS entities generate taxable revenue from fees for services provided to securitizations. Some of these fees paid to the TRS entities are capitalized as deferred costs by the securitizations. In consolidation, these fees are eliminated when the securitization is included in the consolidated group. Additionally, our TRS entities generate taxable revenue from advisory fees for services provided to IRT. In consolidation, these advisory fees are eliminated as IRT is included in the consolidated group. Nonetheless, all income taxes are expensed and are paid by the TRSs in the year in which the revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

The components of the provision for income taxes as it relates to our taxable income from domestic TRSs during the years ended December 31, 2013, 2012 and 2011 includes the effects of our performance of a portion of its TRS services in a foreign jurisdiction that does not incur income taxes.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our income on a current basis as SubPart F income, whether or not distributed. Upon distribution of any previously included SubPart F income by these entities, no incremental U.S. federal, state, or local income taxes would be payable by us. Accordingly, no provision for income taxes has been recorded for these foreign TRS entities for the years ended December 31, 2013, 2012 and 2011.

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

The components of the income tax benefit (provision) as it relates to our taxable income (loss) from domestic and foreign TRSs during the years ended December 31, 2013, 2012 and 2011 were as follows:

	For the Year Ended December 31, 2013
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(245)	$(157)	$0	$(402)
Deferred benefit (provision)	2,319	1,016	0	3,335

Income tax benefit (provision)	$2,074	$859	$0	$2,933

	For the Year Ended December 31, 2012
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(68)	$(13)	$40	$(41)
Deferred benefit (provision)	422	228	(25)	625

Income tax benefit (provision)	$354	$215	$15	$584

	For the Year Ended December 31, 2011
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$0	$0	$(57)	$(57)
Deferred benefit (provision)	595	0	0	595

Income tax benefit (provision)	$595	$0	$(57)	$538

A reconciliation of the income tax benefit (provision) based upon the statutory tax rates to the effective rates is as follows for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31
	2013	2012	2011
Federal statutory rate	$(3,417)	$(598)	$3,762
State statutory, net of federal benefit	577	139	0
Change in valuation allowance	6,113	1,380	(2,899)
Permanent items	(34)	(19)	(42)
Foreign tax effects	0	0	(283)
Other	(306)	(318)	0

Income tax benefit (provision)	$2,933	$584	$538

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

Significant components of our deferred tax assets (liabilities), at our TRSs, are as follows as of December 31, 2013 and 2012:

Deferred tax assets (liabilities):	As of December 31, 2013	As of December 31, 2012
Net operating losses, at TRSs	$14,832	$14,537
Capital losses	0	682
Unrealized losses	10,731	12,162
Other	1,455	1,503

Total deferred tax assets	27,018	28,884
Valuation allowance	(18,234)	(23,766)

Net deferred tax assets	$8,784	$5,118

Accrued interest	(1,235)	(980)
Other	(161)	(84)

Deferred tax (liabilities)	(1,396)	(1,064)

Net deferred tax assets (liabilities)	$7,388	$4,054

As of December 31, 2013, we had $30,284 of federal net operating losses, $43,315 of state net operating losses, no foreign net operating losses and no capital losses. The federal net operating losses will begin to expire in 2028, the state net operating losses will begin to expire in 2017. Our capital losses expired in 2013. We have concluded that it is not more likely than not that $9,469 of federal net operating losses and $22,317 of state net operating losses will be utilized during their respective carry forward periods and, as such, we have established a valuation allowance against these deferred tax assets.

The accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides rules on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no uncertain tax positions for the years ending December 31, 2013, 2012 and 2011. Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities. We have open tax years from 2010 through 2013 with various jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

transactions subsequent to July 24, 2013, we do not expect to treat Bancorp as a related party. Each transaction with Bancorp through July 24, 2013 is described below:

a). Cash and Restricted Cash—We maintain checking and demand deposit accounts at Bancorp. As of December 31, 2012, we had $239 of cash and cash equivalents and $289 of restricted cash on deposit at Bancorp. We did not receive any interest income from the Bancorp during the period from January 1, 2013 through July 24, 2013. We did not receive any interest income from the Bancorp during the years ended December 31, 2012 and 2011. Restricted cash held at Bancorp relates to borrowers’ escrows for taxes, insurance and capital reserves. Any interest earned on these deposits enures to the benefit of the specific borrower and not to us.

b). Office Leases—We sublease a portion of our downtown Philadelphia office space from Bancorp under a lease agreement extending through August 2014 at an annual rental expense based upon the amount of square footage occupied. We have a sublease agreement with a third party for the remaining term of our sublease. Rent paid to Bancorp was $164 during the period from January 1, 2013 through July 24, 2013. Rent paid to Bancorp was $327 and $319 during the years ended December 31, 2012 and 2011. Rent received for our sublease was $99 during the period from January 1, 2013 through July 24, 2013. Rent received for our sublease was $174 and $170 during the years ended December 31, 2012 and 2011.

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

NOTE 16: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

As of December 31, 2013 and 2012, we did not have any properties designated as held for sale.

For the year ended December 31, 2011, income (loss) from discontinued operations relates to one real estate property sold since January 1, 2010. The following table summarizes revenue and expense information for the real estate property classified as discontinued operations:

For the Year Ended December 31, 2011
Revenue:
Rental income	$2,072
Expenses:
Real estate operating expense	1,205
General and administrative expense	1

Total expenses	1,206

Income (loss) from discontinued operations	866
Gain (loss) from discontinued operations	(119)

Total income (loss) from discontinued operations	$747

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

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

NOTE 17: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2013:
Total revenue	$58,251	$58,622	$62,395	$67,607
Change in fair value of financial instruments	(99,757)	(76,020)	(24,659)	(143,990)
Net income (loss)	(85,341)	(60,338)	(11,135)	(128,550)
Net income (loss) allocable to common shares	(90,532)	(65,877)	(17,106)	(134,493)
Total earnings (loss) per share—Basic (a)	$(1.50)	$(0.94)	$(0.24)	$(1.90)
Total earnings (loss) per share—Diluted (a)	$(1.50)	$(0.94)	$(0.24)	$(1.90)
2012:
Total revenue	$45,796	$47,873	$52,193	$54,922
Change in fair value of financial instruments	(108,923)	(11,169)	(24,177)	(57,518)
Net income (loss)	(103,664)	(3,570)	(14,971)	(46,136)
Net income (loss) allocable to common shares	(107,019)	(6,951)	(18,386)	(50,449)
Total earnings (loss) per share—Basic (a)	$(2.42)	$(0.14)	$(0.37)	$(0.99)
Total earnings (loss) per share—Diluted (a)	$(2.42)	$(0.14)	$(0.37)	$(0.99)

(a)	The summation of quarterly per share amounts do not equal the full year amounts.

NOTE 18: OTHER DISCLOSURES

Segments

We have identified one operating segment; accordingly we have determined that we have one reportable segment. As a group, our executive officers act as the Chief Operating Decision Maker (“CODM”). The CODM reviews operating results to make decisions about all investments and resources and to assess performance for the entire company. Our portfolio consists of one reportable segment, investments in real estate through the mechanism of lending and/or ownership. The CODM manages and reviews our operations as one unit. Resources are allocated without regard to the underlying structure of any investment, but rather after evaluating such economic characteristics as returns on investment, leverage ratios, current portfolio mix, degrees of risk, income tax consequences and opportunities for growth. We have no single customer that accounts for 10% or more of revenue.

Commitments and Contingencies

Unfunded Loan Commitments

Certain of our commercial mortgages and mezzanine loan agreements contain provisions whereby we are required to advance additional funds to our borrowers for capital improvements and upon the achievement of

RAIT Financial Trust

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013

(Dollars in thousands, except share and per share amounts)

certain property operating hurdles. As of December 31, 2013, our incremental loan commitments were $24,762, which will be funded from either restricted cash held on deposit or revolving debt capacity dedicated for these purposes.

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

Lease Obligations

We lease office space in Philadelphia, New York City, and other locations. The annual minimum rent due pursuant to the leases for each of the next five years and thereafter is estimated to be as follows as of December 31, 2013:

2014	$1,511
2015	1,427
2016	722
2017	648
2018	921
Thereafter	19,540

Total	$24,769

Rent expense was $2,045, $1,967, and $2,601 for the years ended December 31, 2013, 2012, and 2011, respectively, and has been included in general and administrative expense or property operating expenses in the accompanying consolidated statements of operations.

RAIT Financial Trust

Schedule II

Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2013

(Dollars in thousands)

	Allowance for Losses
	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
For the year ended December 31, 2013	$30,400	$3,000	$(10,445)	$22,955

For the year ended December 31, 2012	$46,082	$2,000	$(17,682)	$30,400

For the year ended December 31, 2011	$69,691	$3,900	$(27,509)	$46,082

RAIT Financial Trust

Schedule III

Real Estate and Accumulated Depreciation

As of December 31, 2013

(Dollars in thousands)

			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount		Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)		Year of Acquisition	Life of Depreciation
Property Name	Description	Location	Land	Building	Land	Building	Land (1)	Building (1)
Willow Grove	Land	Willow Grove, PA	$307	$0	$0	$0	$307	$0	$0	$0		2001	N/A
Cherry Hill	Land	Cherry Hill, NJ	307	0	0	0	307	0	0	0		2001	N/A
Reuss	Office	Milwaukee, WI	4,080	36,720	10	19,537	4,090	56,257	(17,774)	(35,692	) (2)	2004	30
McDowell	Office	Scottsdale, AZ	9,803	55,523	5	5,877	9,808	61,400	(11,084)	(74,195	) (2)	2007	30
Stonecrest	Multi-Family	Birmingham, AL	5,858	23,433	(31)	(105)	5,827	23,328	(4,217)	(26,069	) (3)	2008	30
Crestmont (8)	Multi-Family	Marietta, GA	3,207	12,828	47	442	3,254	13,270	(2,129)	(6,698	) (10)	2008	40
Copper Mill (8)	Multi-Family	Austin, TX	3,420	13,681	52	623	3,472	14,304	(2,326)	(7,293	) (10)	2008	40
Cumberland (8)	Multi-Family	Smyrna, GA	3,194	12,776	(94)	698	3,100	13,474	(2,180)	(6,846	) (10)	2008	40
Heritage Trace (8)	Multi-Family	Newport News, VA	2,642	10,568	31	543	2,673	11,111	(1,811)	(5,457	) (10)	2008	40
Mandalay Bay	Multi-Family	Austin, TX	5,363	21,453	99	810	5,462	22,263	(4,308)	(27,852	) (6)	2008	30
Oyster Point	Multi-Family	Newport News, VA	3,920	15,680	47	615	3,967	16,295	(3,138)	(17,133	) (2)	2008	30
Tuscany Bay	Multi-Family	Orlando, FL	7,002	28,009	122	1,167	7,124	29,176	(5,648)	(29,721	) (2)	2008	30
Corey Landings	Land	St. Pete Beach, FL	21,595	0	0	2,786	21,595	2,786	0	0		2009	N/A
Sharpstown Mall	Retail	Houston, TX	6,737	26,948	(1)	7,111	6,736	34,059	(5,799)	(52,962	) (2)	2009	30
Belle Creek Apartments (8)	Multi-Family	Henderson, CO	1,890	7,562	0	403	1,890	7,965	(1,123)	(10,575	) (2)	2009	40
Willows	Multi-Family	Las Vegas, NV	2,184	8,737	0	64	2,184	8,801	(1,422)	(11,800	) (2)	2009	30
Regency Meadows	Multi-Family	Las Vegas, NV	1,875	7,499	0	327	1,875	7,826	(1,302)	(10,270	) (2)	2009	30
Executive Center	Office	Milwaukee, WI	1,581	6,324	(51)	2,867	1,530	9,191	(1,408)	(11,750	) (2)	2009	30
Remington	Multi-Family	Tampa, FL	4,273	17,092	0	2,902	4,273	19,994	(3,601)	(24,750	) (2)	2009	30
Desert Wind	Multi-Family	Phoenix, AZ	2,520	10,080	0	202	2,520	10,282	(1,619)	(12,635	) (2)	2009	30
Eagle Ridge	Multi-Family	Colton, CA	3,198	12,792	0	534	3,198	13,326	(2,159)	(16,994	) (2)	2009	30
Emerald Bay	Multi-Family	Las Vegas, NV	6,500	26,000	0	637	6,500	26,637	(4,198)	(27,947	) (2)	2009	30
Grand Terrace	Multi-Family	Colton, CA	4,619	18,477	0	497	4,619	18,974	(2,996)	(23,847	) (2)	2009	30
Las Vistas	Multi-Family	Phoenix, AZ	2,440	9,760	0	377	2,440	10,137	(1,629)	(12,540	) (2)	2009	30
Penny Lane	Multi-Family	Mesa, AZ	1,540	6,160	0	287	1,540	6,447	(1,049)	(9,784	) (2)	2009	30
Sandal Ridge	Multi-Family	Mesa, AZ	1,980	7,920	0	489	1,980	8,409	(1,386)	(11,852	) (2)	2009	30
Long Beach Promenade	Office	Long Beach, CA	860	3,440	0	200	860	3,640	(532)	(5,225	) (2)	2009	30
Murrells Retail Associates	Retail	Myrtle Beach, SC	0	2,500	0	8,486	0	10,986	(1,682)	(29,200	) (2)	2009	30
Preserve @ Colony Lakes	Multi-Family	Stafford, TX	6,720	26,880	0	650	6,720	27,530	(3,962)	(33,719	) (4)	2009	30
English Aire/Lafayette Landing	Multi-Family	Austin, TX	3,440	13,760	0	2,076	3,440	15,836	(2,825)	(18,000	) (2)	2009	30
Tresa at Arrowhead (8)	Multi-Family	Phoenix, AZ	7,080	28,320	0	533	7,080	28,853	(3,455)	(27,500	) (2)	2009	40
Madison Park & Southgreen	Multi-Family	Indianapolis, IN	1,260	5,040	0	1,031	1,260	6,071	(916)	(7,520	) (2)	2009	30
Mineral Business Center	Office	Denver, CO	1,940	7,760	0	401	1,940	8,161	(1,165)	(11,300	) (2)	2009	30
1501 Yamato Road	Office	Boca Raton, FL	8,200	32,800	0	5,146	8,200	37,946	(5,686)	(55,420	) (7)	2009	30
Blair Mill	Office	Willow Grove, PA	2,280	9,120	0	476	2,280	9,596	(1,323)	(11,246	) (2)	2010	30
Pine Tree	Office	Cherry Hill, NJ	1,980	7,920	0	1,397	1,980	9,317	(1,440)	(10,174	) (5)	2010	30
Ventura	Multi-Family	Gainesville, FL	1,913	7,650	0	490	1,913	8,140	(1,185)	(8,872	) (2)	2010	30

RAIT Financial Trust

Schedule III—(Continued)

Real Estate and Accumulated Depreciation

As of December 31, 2013

(Dollars in thousands)

			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount		Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)		Year of Acquisition	Life of Depreciation
Property Name	Description	Location	Land	Building	Land	Building	Land (1)	Building (1)
Lexington/Trails at Northpointe	Multi-Family	Jackson, MS	4,522	18,086	0	842	4,522	18,928	(2,566)	(26,084	) (2)	2010	30
Silversmith	Multi-Family	Jacksonville, FL	1,048	4,191	0	486	1,048	4,677	(771)	(9,441	) (2)	2010	30
Tiffany Square	Office	Colorado Springs, CO	2,400	9,600	996	2,569	3,396	12,169	(1,631)	(16,086	) (2)	2010	30
Vista Lago	Multi-Family	Kendall, FL	0	10,500	0	641	0	11,141	(1,281)	(14,972	) (2)	2010	30
Centrepoint (8)	Multi-Family	Tucson, AZ	5,620	22,480	0	435	5,620	22,915	(2,272)	(17,600	) (10)	2010	40
Regency Manor	Multi-Family	Miami, FL	2,320	9,280	0	562	2,320	9,842	(1,070)	(11,500	) (2)	2010	30
Four Resource Square	Office	Charlotte, NC	4,060	16,240	0	148	4,060	16,388	(1,635)	(22,654	) (2)	2011	30
Somervale Apartments	Multi-Family	Miami Gardens, FL	5,420	5,575	0	19,298	5,420	24,873	(1,954)	(34,041	) (2)	2011	30
Augusta Apartments	Multi-Family	Las Vegas, NV	6,180	24,720	0	252	6,180	24,972	(2,127)	(35,000	) (2)	2011	30
South Plaza	Retail	Nashville, TN	4,480	17,920	0	518	4,480	18,438	(1,479)	(23,160	) (2)	2011	30
Del Aire	Land	Daytona Beach, FL	1,188	0	0	3	1,188	3	0	(1,455	) (2)	2011	N/A
Cardinal Motel	Land	Daytona Beach, FL	884	0	0	3	884	3	0	(1,083	) (2)	2011	N/A
Treasure Island Resort	Land	Daytona Beach, FL	6,230	0	0	110	6,230	110	0	(11,077	) (2)	2011	N/A
Sunny Shores Resort	Land	Daytona Beach, FL	3,379	0	0	38	3,379	38	0	(4,323	) (2)	2011	N/A
MGS Gift Shop	Land	Daytona Beach, FL	409	0	0	1	409	1	0	(520	) (2)	2011	N/A
Saxony Inn	Land	Daytona Beach, FL	1,653	0	0	0	1,653	0	0	(2,594	) (2)	2011	N/A
Beachcomber Beach Resort	Land	Daytona Beach, FL	10,300	0	0	7	10,300	7	0	(12,649	) (2)	2011	N/A
UBS Tower	Office	St. Paul, MN	3,660	13,715	0	2,787	3,660	16,502	(757)	(18,500	) (2)	2012	30
May’s Crossing	Retail	Round Rock, TX	1,820	7,133	0	0	1,820	7,133	(376)	(8,600	) (2)	2012	30
Runaway Bay (9)	Multi-Family	Indianapolis, IN	3,079	12,318	0	192	3,079	12,510	(377)	(10,222	) (10)	2012	40
South Terrace	Multi-Family	Durham, NC	4,210	32,434	0	147	4,210	32,581	(542)	(33,404	) (2)	2013	30
River Park West	Multi-Family	Houston, TX	6,000	23,572	0	11	6,000	23,583	(328)	(19,500	) (10)	2013	30
Berkshire (9)	Multi-Family	Indianapolis, IN	2,650	10,319	0	7	2,650	10,326	(65)	(8,612	) (10)	2013	40
Crossings (9)	Multi-Family	Jackson, MS	4,600	17,948	0	3	4,600	17,951	(37)	0		2013	40

			$233,820	$797,243	$1,232	$99,636	$235,052	$896,879	$(127,745)	$(1,035,912)

(1)	The aggregate cost basis for federal income tax purposes of our investments in real estate approximates the carrying amount at December 31, 2013.
(2)	These encumbrances are held by our consolidated securitizations, RAIT I, RAIT II, Taberna VIII, or Taberna IX.
(3)	Of these encumbrances, $18,944 is held by third parties and $7,125 is held by RAIT I.
(4)	Of these encumbrances, $25,694 is held by third parties and $8,025 is held by RAIT I.
(5)	Of these encumbrances, $8,561 is held by third parties and $1,613 is held by RAIT.
(6)	Of these encumbrances, $12,876 is held by third parties and $14,976 is held by Taberna IX and RAIT II.
(7)	Of these encumbrances, $22,920 is held by third parties and $32,500 is held by RAIT I.
(8)	During 2012 and 2011, these properties were acquired by our subsidiary, Independence Realty Trust, Inc.
(9)	These properties were acquired in the year of acquisition, as noted in the table above, by our subsidiary, Independence Realty Trust, Inc.
(10)	These encumbrances are held entirely by third parties.

RAIT Financial Trust

Schedule III—(Continued)

Real Estate and Accumulated Depreciation

As of December 31, 2013

(Dollars in thousands)

Investments in Real Estate	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Balance, beginning of period	$1,015,581	$960,874
Additions during period:
Acquisitions	101,888	42,797
Improvements to land and building	19,942	11,910
Deductions during period:
Dispositions of real estate	(5,480)	0

Balance, end of period:	$1,131,931	$1,015,581

Accumulated Depreciation	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Balance, beginning of period	$97,392	$69,372
Depreciation expense	31,206	28,020
Dispositions of real estate	(853)	0

Balance, end of period:	$127,745	$97,392

RAIT Financial Trust

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2013

(Dollars in thousands)

(1) Summary of Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

Description of mortgages	Number of Loans	Interest Rate			Maturity Date		Principal		Carrying Amount of Mortgages
		Lowest		Highest	Earliest	Latest	Lowest	Highest
Commercial mortgages
Multi-family	7	5.0%		7.8%	11/30/16	1/1/24	$5,500	$29,493	$105,451
Office	27	5.3%		8.0%	2/9/14	1/1/24	4,575	43,196	320,240
Retail	17	5.0%		11.2%	9/9/14	1/1/29	801	80,179	292,853
Other	8	4.5%		8.0%	7/30/14	1/1/24	2,225	15,500	54,725

Subtotal	59	4.5%		11.2%	2/9/14	1/1/29	801	80,179	773,269
Mezzanine loans
Multi-family	28	4.1%		14.5%	3/1/14	4/1/24	100	12,339	61,099
Office	35	6.0%		12.5%	4/1/14	1/2/29	151	24,909	123,191
Retail	11	0.5	%(b)	14.4%	5/10/15	12/1/22	192	25,860	59,743
Other	7	3.7%		12.5%	9/1/15	8/31/21	545	13,572	21,728

Subtotal	81	0.5%		14.5%	3/1/14	1/2/29	100	25,860	265,761
Preferred equity interests
Multi-family	8	4.0%		16.0%	2/11/16	8/18/25	884	8,917	36,390
Office	2	0.0	%(c)	10.5%	5/1/15	3/11/17	3,650	7,750	15,760
Retail	1	12.0%		12.0%	9/30/16	9/30/16	1,300	1,300	1,300

Subtotal	11	0.0%		16.0%	5/1/15	8/18/25	884	8,917	53,450
Other loans
Multi-family	1	7.2%		7.2%	3/1/14	3/1/14	10,487	10,487	10,487
Office	1	2.8%		2.8%	10/30/16	10/30/16	20,138	20,138	20,210

Subtotal	2	2.8%		7.2%	3/1/14	10/30/16	10,487	20,138	30,697
Total commercial mortgages, mezzanine loans, preferred equity interests and other loans	153	0.0%		16.0%	2/9/14	1/2/29	$100	$80,179	$1,123,177

(a)	The tax basis of the commercial mortgages, mezzanine loans, other loans and preferred equity interests approximates the carrying amount.
(b)	Relates to a $7.8 million commercial real estate loan that was restructured in 2011 to reduce the interest rate from 10.25% to 0.5%.
(c)	Relates to a $3.7 million and a $4.4 million equity investments where there is no contractual interest; however, we receive returns based on the performance of the underlying real estate property.
(d)	Reconciliation of carrying amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Balance, beginning of period	$1,076,360	$997,412
Additions during period:
Investments in loans	589,902	356,197
Accretion of discount	7,828	3,192
Deductions during period:
Collections of principal	(486,369)	(238,015)
Conversion of loans to real estate owned property and charge-offs	(64,544)	(42,426)

Balance, end of period:	$1,123,177	$1,076,360

RAIT Financial Trust

Schedule IV—(Continued)

Mortgage Loans on Real Estate

As of December 31, 2013

(Dollars in thousands)

(a)	Summary of Commercial Mortgages, Mezzanine Loans, Preferred Equity and Other Loans by Geographic Location:

Location by State	Number of Loans	Interest Rate			Principal		Total Carrying Amount of Mortgages (a)
		Lowest		Highest	Lowest	Highest
Various States	8	0.5	%(a)	12.5%	$963	$80,179	$203,363
Texas	31	3.7%		14.5%	244	25,860	190,552
Florida	14	4.1%		12.0%	192	24,974	133,548
Pennsylvania	14	5.0%		12.5%	151	29,493	124,981
California	13	0.0	%(b)	12.5%	245	12,125	69,217
Ohio	5	6.1%		12.5%	430	43,196	64,598
Colorado	3	6.5%		12.0%	3,000	26,085	32,935
Massachusetts	2	5.2%		7.2%	13,572	18,500	31,160
New York	8	8.5%		12.5%	731	7,750	29,916
Wisconsin	12	6.0%		12.5%	249	13,000	28,342
Arizona	6	5.0%		12.1%	100	11,750	27,859
Oregon	1	6.3%		6.3%	23,500	23,500	23,500
Alabama	3	5.0%		7.0%	2,603	13,500	23,298
Minnesota	2	5.5%		16.0%	1,955	21,000	22,955
Tennessee	3	4.0%		11.0%	1,230	7,250	14,639
Maryland	3	6.6%		14.5%	1,373	9,151	18,024
Kentucky	3	5.2%		12.5%	241	12,000	13,441
Illinois	2	6.8%		12.5%	210	13,000	13,210
New Jersey	4	5.7%		12.0%	811	6,750	12,649
Georgia	4	6.0%		12.5%	389	7,000	10,855
Connecticut	1	12.0%		12.0%	8,302	8,302	8,302
Michigan	2	7.3%		12.0%	1,300	6,550	7,850
Idaho	1	7.5%		7.5%	6,500	6,500	6,500
South Carolina	1	7.0%		7.0%	4,000	4,000	4,000
Indiana	3	12.0%		12.5%	363	1,568	2,999
Missouri	1	9.2%		9.2%	2,600	2,600	2,600
Mississippi	1	12.5%		12.5%	820	820	820
Delaware	1	12.5%		12.5%	666	666	666
Virginia	1	12.5%		12.5%	398	398	398

	153	0.0%		16.0%	$100	$80,179	$1,123,177

(a)	Relates to a $7.8 million commercial real estate loan that was restructured in 2011 to reduce the interest rate from 10.25% to 0.5%.
(b)	Relates to a $3.7 million and a $4.4 million equity investments where there is no contractual interest; however, we receive returns based on the performance of the underlying real estate property.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report is included as part of Item 8 in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Trustees, Executive Officers and Trust Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of shareholders to be filed on or before April 30, 2014, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Trustee Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of shareholders, and is incorporated herein by reference.

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
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer

March 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity With RAIT Financial Trust	Date

By:	/s/ SCOTT F. SCHAEFFER Scott F. Schaeffer	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 7, 2014

By:	/s/ JAMES J. SEBRA James J. Sebra	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2014

By:	/s/ ANDREW BATINOVICH Andrew Batinovich	Trustee	March 7, 2014

By:	/s/ EDWARD S. BROWN Edward S. Brown	Trustee	March 7, 2014

By:	/s/ FRANK A. FARNESI Frank A. Farnesi	Trustee	March 7, 2014

By:	/s/ S. KRISTIN KIM S. Kristin Kim	Trustee	March 7, 2014

By:	/s/ JON C. SARKISIAN Jon C. Sarkisian	Trustee	March 7, 2014

By:	/s/ ANDREW M. SILBERSTEIN Andrew M. Silberstein	Trustee	March 7, 2014

By:	/s/ MURRAY STEMPEL, III Murray Stempel, III	Trustee	March 7, 2014

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1.1	Amended and Restated Declaration of Trust of RAIT Financial Trust (“RAIT”). (1)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. (2)

3.1.3	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. (3)

3.1.4	Certificate of Correction to the Amended and Restated Declaration of RAIT. (4)

3.1.5	Articles of Amendment to Amended and Restated Declaration of RAIT. (5)

3.1.6	Articles of Amendment to Amended and Restated Declaration of RAIT. (6)

3.1.7	Articles Supplementary (the “Series A Articles Supplementary”) relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) of RAIT. (7)

3.1.8	Certificate of Correction to the Series A Articles Supplementary. (7)

3.1.9	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series B Preferred Shares”) of RAIT. (8)

3.1.10	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series C Preferred Shares”) of RAIT. (9)

3.1.11	Articles Supplementary relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (10)

3.1.12	Certificate of Correction relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (11)

3.1.13	Articles Supplementary (the “Series D Articles Supplementary”) relating to the Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”) of RAIT. (12)

3.1.14	Articles Supplementary relating to the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series E Preferred Shares”) of RAIT. (13)

3.1.15	Amendment dated November 30, 2012 to the Series D Articles Supplementary. (13)

3.2	By-laws of RAIT. (14).

4.1.1	Form of Certificate for Common Shares of Beneficial Interest. (6)

4.1.2	Form of Certificate for the Series A Preferred Shares. (15)

4.1.3	Form of Certificate for the Series B Preferred Shares. (8)

4.1.4	Form of Certificate for the Series C Preferred Shares. (9)

4.1.5	Form of Certificate for the Series D Preferred Shares. (16)

4.1.6	Form of Certificate for the Series E Preferred Shares. (16)

4.2.1	Base Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (17)

4.2.2	Supplemental Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (17)

4.2.3	Form of RAIT 4.00% Convertible Senior Note due 2033 (included in Exhibit 4.2.2). (17)

Exhibit Number	Description of Documents

4.3.1	Base Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (18)

4.3.2	Supplemental Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (18)

4.4	Indenture dated as of October 5, 2011 between RAIT and Wilmington Trust, National Association, as trustee. (19)

4.5.1	Registration Rights Agreement dated as of October 1, 2012 by and among RAIT and ARS VI Investor I, LLC (“ARS VI”). (12)

4.5.2	Common Share Purchase Warrant No.1 dated October 17, 2012 issued by RAIT to ARS VI. (16)

4.5.3	Common Share Appreciation Right No.1 dated October 17, 2012 issued by RAIT to ARS VI. (16)

4.5.4	Common Share Purchase Warrant No. 2 dated November 15, 2012 issued by RAIT to ARS VI. (20)

4.5.5	Common Share Appreciation Right No. 2 dated November 15, 2012 issued by RAIT to ARS VI. (20)

4.5.6	Common Share Purchase Warrant No. 3 dated December 18, 2012 issued by RAIT to ARS VI. (21)

4.5.7	Common Share Appreciation Right No. 3 dated December 18, 2012 issued by RAIT to ARS VI. (21)

Certain Instruments defining the rights of holders of long-term debt securities of RAIT and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1.1	Form of Indemnification Agreement. (1)

10.1.2	Indemnification Agreement dated as of October 17, 2012 by and among RAIT, RAIT General, Inc. RAIT Limited, Inc. and RAIT Partnership, L.P. as the indemnitors, and Andrew M. Silberstein, as the indemnitee. (16)

10.2.1	Second Amended and Restated Employment Agreement dated as of December 11, 2006 between RAIT and Scott F. Schaeffer. (5)

10.2.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Scott F. Schaeffer. (22)

10.2.3	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Scott F. Schaeffer. (23)

10.2.4	Third Amended and Restated Employment Agreement dated as of August 4, 2011 between RAIT and Scott F. Schaeffer. (24)

10.3.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Jack E. Salmon and, as to Section 7.14 thereof, Taberna. (25)

10.3.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Jack E. Salmon. (22)

10.3.3	Employment Agreement dated as of October 31, 2012 between RAIT and Jack E. Salmon. (26)

10.3.4	Separation Agreement between Jack E. Salmon and RAIT with an execution date of February 1, 2013. (27)

10.4	Employment Agreement dated as of January 29, 2014 between RAIT and Scott L.N. Davidson. (28)

10.5.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Raphael Licht and, as to Section 7.14 thereof, Taberna. (25)

Exhibit Number	Description of Documents

10.5.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Raphael Licht. (29)

10.5.3	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Raphael Licht. (23)

10.6.1	Employment Agreement dated as of May 22, 2007, by and between RAIT and James J. Sebra. (30)

10.6.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and James J. Sebra. (29)

10.6.3	Employment Agreement dated as of August 2, 2012 between RAIT and James J. Sebra. (11)

10.7.1	Employment Agreement dated as of February 5, 2008 by and between RAIT and Ken R. Frappier. (31)

10.7.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Ken R. Frappier. (29)

10.7.3	First Amended and Restated Employment Agreement dated as of August 4, 2011 between RAIT and Ken R. Frappier. (24)

10.7.4	August, 2012 Amendment dated as of August 2, 2012 to First Amended and Restated Employment Agreement between RAIT and Ken R. Frappier. (11)

10.8.1	RAIT Phantom Share Plan (As Amended and Restated, Effective July 20, 2004) (the “PSP”). (32)

10.8.2	RAIT Financial Trust 2008 Incentive Award Plan, as Amended and Restated May 20, 2008 (33)

10.8.3	RAIT Financial Trust 2012 Incentive Award Plan, as Amended and Restated May 22, 2012, (the “IAP”). (10)

10.8.4	IAP Form of Share Appreciation Rights Award Agreement adopted January 24, 2012. (34)

10.8.5	IAP Form of Share Appreciation Rights Award Agreement adopted January 29, 2013. (27)

10.8.6	IAP Form of Share Award Grant Agreement for participants other than non-management trustees adopted January 29, 2013. (27)

10.8.7	IAP Form of Share Award Grant Agreement for non-management trustees adopted January 29, 2013.(35)

10.8.8	IAP Form of Share Award Grant Agreement for non-management trustees adopted January 29, 2014.*

10.9	Consulting Agreement dated as of December 15, 2011 by and between Daniel Promislo and RAIT. (36)

10.10.1	Exchange Agreement dated as of October 5, 2011 by and among RAIT and Taberna Preferred Funding VIII, Ltd. (37)

10.10.2	6.75% Senior Secured Note No. 1 due 2017 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. (37)

10.10.3	6.85% Senior Secured Note No. 2 due 2017 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. (37)

10.10.4	7.15% Senior Secured Note No. 3 due 2018 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. (37)

10.10.5	7.25% Senior Secured Note No. 4 due 2019 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. (37)

Exhibit Number	Description of Documents

10.11.1	Master Repurchase Agreement dated as of October 27, 2011, by and among RAIT CMBS Conduit I, LLC and Citibank, N.A. (37)

10.11.2	Guaranty dated October 27, 2011 by RAIT, as guarantor, for the benefit of Citibank, N.A. (37)

10.11.3	Second Amendment dated as of October 11, 2013 among Citibank, N.A., RAIT CMBS Conduit I, LLC and RAIT to Master Repurchase Agreement dated as of October 27, 2011.(38)

10.12.1	Master Repurchase Agreement, dated as of November 23, 2011, among RAIT CMBS Conduit II, LLC and Barclays Bank PLC. (39)

10.12.2	Guaranty Agreement, dated as of November 23, 2011, of RAIT in favor of Barclays Bank PLC. (39)

10.12.3	Notice dated November 28, 2012 from RAIT CMBS Conduit II, LLC to Barclays Bank PLC. (13)

10.13.1	Master Repurchase Agreement, dated as of December 14, 2012 among RAIT CRE Conduit I, LLC, as seller, RAIT as guarantor, and Column Financial, Inc., as buyer. (21)

10.13.2	Guaranty Agreement, dated as of December 14, 2012, of RAIT in favor of Column Financial, Inc. (21)

10.14.1	Master Repurchase Agreement dated as of January 24, 2014 among RAIT CRE Conduit II, LLC, as seller, RAIT, as guarantor, and UBS Real Estate Securities Inc., as buyer. (40)

10.14.2	Guaranty Agreement, dated as of January 24, 2014, of RAIT in favor of UBS Real Estate Securities Inc. (40)

10.15	Securities Purchase Agreement dated as of October 1, 2012 by and among RAIT, RAIT Partnership, L.P., Taberna Realty Finance Trust, RAIT Asset Holdings IV, LLC and ARS VI. (12)

10.16	Capped Call Confirmation dated December 4, 2013 between RAIT and Barclays Bank PLC. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Securities and Exchange Commission. (41)

10.17	Capped Call Confirmation dated February 28, 2014 between RAIT and Barclays Bank PLC. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Securities and Exchange Commission. (42)

12.1	Statements regarding computation of ratios as of December 31, 2013.*

21.1	List of Subsidiaries.*

23.1	Consent of Grant Thornton LLP.*

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT.*

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT.*

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT.*

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT.*

99.1	Material U.S. Federal Income Tax Considerations.*

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Annual Report on Form 10-K for the period ended December 31, 2013 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three years ended December 31, 2013; (ii) Consolidated Balance Sheets as of December 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2013; (iv) Consolidated Statements of Cash Flows for three years ended December 31, 2013; and (v) Notes to Consolidated Financial Statements.*

*	Filed herewith

(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July, 1 2011 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 25, 2012 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2012 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 4, 2012 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(16)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).
(17)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).
(18)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).
(19)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No. 1-14760).
(20)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2012 (File No.1-14760).
(21)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2012 (File No.1-14760).
(22)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 19, 2008 (File No. 1-14760).
(23)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 23, 2009 (File No. 1-14760).
(24)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2011 (File No. 1-14760).
(25)	Incorporated by reference to RAIT’s Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on June 13, 2006 (File No. 1-14760).
(26)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2012 (File No. 1-14760).
(27)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 1, 2013. (File No. 1-14760).
(28)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 4, 2014 (File No. 1-14760).
(29)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-14760).
(30)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 24, 2007 (File No. 1-14760).
(31)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 11, 2008 (File No. 1-14760).
(32)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2004 (File No. 1-14760).
(33)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 27, 2008 (File No. 1-14760).
(34)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 26, 2012 (File No.1-14760).
(35)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-14760).
(36)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2011(File No. 1-14760).
(37)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).
(38)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 18, 2013. (File No. 1-14760).
(39)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 25, 2011 (File No.1-14760).
(40)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 31, 2014 (File No. 1-14760).
(41)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 10, 2013 (File No. 1-14760).
(42)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 28, 2014 (File No. 1-14760).