Form 10-Q
period 2014-03-31
RAIT Financial Trust
filed 2014-05-12
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

A total of 82,290,907 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of May 9, 2014.

RAIT FINANCIAL TRUST

1

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of March 31, 2014	As of December 31, 2013
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,235,155	$1,122,377
Allowance for losses	(14,279)	(22,955)

Total investments in mortgages and loans	1,220,876	1,099,422
Investments in real estate, net of accumulated depreciation of $135,876 and $127,745, respectively	1,205,995	1,004,186
Investments in securities and security-related receivables, at fair value	573,739	567,302
Cash and cash equivalents	110,072	88,847
Restricted cash	92,497	121,589
Accrued interest receivable	48,181	48,324
Other assets	70,469	57,081
Deferred financing costs, net of accumulated amortization of $19,389 and $17,768, respectively	19,193	18,932
Intangible assets, net of accumulated amortization of $6,511 and $4,564, respectively	23,386	21,554

Total assets	$3,364,408	$3,027,237

Liabilities and Equity
Indebtedness ($411,963 and $389,146 at fair value, respectively)	$2,257,238	$2,086,401
Accrued interest payable	30,213	26,936
Accounts payable and accrued expenses	24,182	32,447
Derivative liabilities	102,796	113,331
Deferred taxes, borrowers’ escrows and other liabilities	121,766	79,462

Total liabilities	2,536,195	2,338,577
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 4,000,000 and 2,600,000 shares issued and outstanding	73,301	52,970
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,760,000 shares authorized, 4,069,288 shares issued and outstanding	41	41
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,288,465 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,100 shares issued and outstanding	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	0	0
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 82,289,029 and 71,447,437 issued and outstanding, including 541,825 and 369,500 unvested restricted common share awards	2,468	2,143
Additional paid in capital	2,005,102	1,920,455
Accumulated other comprehensive income (loss)	(56,825)	(63,810)
Retained earnings (deficit)	(1,285,807)	(1,257,306)

Total shareholders’ equity	665,019	601,563
Noncontrolling interests	89,893	34,127

Total equity	754,912	635,690

Total liabilities and equity	$3,364,408	$3,027,237

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended March 31
	2014	2013
Revenue:
Investment interest income	$34,963	$31,280
Investment interest expense	(7,183)	(7,483)

Net interest margin	27,780	23,797
Rental income	35,176	27,169
Fee and other income	4,352	7,285

Total revenue	67,308	58,251
Expenses:
Interest expense	11,605	9,666
Real estate operating expense	18,083	14,410
Compensation expense	8,555	6,947
General and administrative expense	4,201	3,776
Provision for losses	1,000	500
Depreciation and amortization expense	12,042	8,570

Total expenses	55,486	43,869

Operating Income	11,822	14,382
Other income (expense)	10	76
Gains (losses) on assets	2,224	(3)
Gains (losses) on extinguishment of debt	2,421	0
Change in fair value of financial instruments	(24,139)	(99,757)

Income (loss) before taxes	(7,662)	(85,302)
Income tax benefit (provision)	239	(39)

Net income (loss)	(7,423)	(85,341)
(Income) loss allocated to preferred shares	(5,806)	(5,218)
(Income) loss allocated to noncontrolling interests	(1,358)	27

Net income (loss) allocable to common shares	$(14,587)	$(90,532)

Earnings (loss) per share—Basic:
Earnings (loss) per share—Basic	$(0.18)	$(1.50)

Weighted-average shares outstanding—Basic	79,970,599	60,363,153

Earnings (loss) per share—Diluted:
Earnings (loss) per share—Diluted	$(0.18)	$(1.50)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2014	2013
Net income (loss)	$(7,423)	$(85,341)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(552)	(532)
Realized gains (losses) on interest rate hedges reclassified to earnings	7,537	8,286

Total other comprehensive income (loss)	6,985	7,754

Comprehensive income (loss) before allocation to noncontrolling interests	(438)	(77,587)
Allocation to noncontrolling interests	(1,358)	27

Comprehensive income (loss)	$(1,796)	$(77,560)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statement of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2014	4,069,288	$41	2,288,465	$23	1,640,100	$17	71,447,437	$2,143	$1,920,455	$(63,810)	$(1,257,306)	$601,563	$34,127	$635,690
Net income (loss)	0	0	0	0	0	0	0	0	0	0	(8,781)	(8,781)	1,358	(7,423)
Preferred dividends	0	0	0	0	0	0	0	0	0	0	(5,806)	(5,806)	0	(5,806)
Common dividends declared	0	0	0	0	0	0	0	0	0	0	(13,914)	(13,914)	0	(13,914)
Other comprehensive income (loss), net	0	0	0	0	0	0	0	0	0	6,985	0	6,985	0	6,985
Stock compensation expense	0	0	0	0	0	0	0	0	(5,944)	0	0	(5,944)	0	(5,944)
Issuance of noncontrolling interests	0	0	0	0	0	0	0	0	0	0	0	0	56,360	56,360
Distribution to noncontrolling interests	0	0	0	0	0	0	0	0	0	0	0	0	(1,952)	(1,952)
Common shares issued for equity compensation	0	0	0	0	0	0	413,936	12	4,465	0	0	4,477	0	4,477
Common shares issued, net	0	0	0	0	0	0	10,427,656	313	86,425	0	0	86,738	0	86,738
4.0% convertible senior notes embedded conversion option	0	0	0	0	0	0	0	0	1,182	0	0	1,182	0	1,182
4.0% convertible senior notes capped call	0	0	0	0	0	0	0	0	(1,481)	0	0	(1,481)	0	(1,481)

Balance, March 31, 2014	4,069,288	$41	2,288,465	$23	1,640,100	$17	82,289,029	$2,468	$2,005,102	$(56,825)	$(1,285,807)	$665,019	$89,893	$754,912

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2014	2013
Operating activities:
Net income (loss)	$(7,423)	$(85,341)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	1,000	500
Share-based compensation expense	1,449	723
Depreciation and amortization	12,042	8,570
Amortization of deferred financing costs and debt discounts	1,853	1,575
Accretion of discounts on investments	(275)	(3,037)
(Gains) losses on assets	(2,224)	3
(Gains) losses on extinguishment of debt	(2,421)	0
Change in fair value of financial instruments	24,139	99,757
Provision (benefit for deferred taxes)	(250)	0
Changes in assets and liabilities:
Accrued interest receivable	(2,106)	(2,845)
Other assets	(7,308)	(3,065)
Accrued interest payable	(3,946)	(4,242)
Accounts payable and accrued expenses	(10,570)	(2,152)
Deferred taxes, borrowers’ escrows and other liabilities	18,321	(840)

Cash flow from operating activities	22,281	9,606
Investing activities:
Proceeds from sales of other securities	5	377
Purchase and origination of loans for investment	(225,403)	(97,062)
Principal repayments on loans	18,276	5,610
Sales of conduit loans	72,422	41,428
Investments in real estate	(87,816)	(4,658)
Proceeds from the disposition of real estate	3,820	0
(Increase) Decrease in restricted cash	34,563	5,122

Cash flow from investing activities	(184,133)	(49,183)
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(6,777)	(7,502)
Proceeds from secured credit facilities and loans payable on real estate	18,850	0
Repayments and repurchase of CDO notes payable	(57,097)	(7,872)
Proceeds from issuance of 4.0% convertible senior notes	16,750	0
Proceeds from repurchase agreements	106,652	5,310
Repayments of repurchase agreements	(45,318)	(2,060)
Issuance (acquisition) of noncontrolling interests	51,408	102
Payments for deferred costs and convertible senior note hedges	(2,113)	57
Preferred share issuance, net of costs incurred	33,584	14,509
Common share issuance, net of costs incurred	83,825	6,864
Distributions paid to preferred shareholders	(5,329)	0
Distributions paid to common shareholders	(11,358)	(6,018)

Cash flow from financing activities	183,077	3,390

Net change in cash and cash equivalents	21,225	(36,187)
Cash and cash equivalents at the beginning of the period	88,847	100,041

Cash and cash equivalents at the end of the period	$110,072	$63,854

Supplemental cash flow information:
Cash paid for interest	$6,682	$6,031
Cash paid (refunds received) for taxes	39	132
Non-cash decrease in indebtedness from conversion to shares or debt extinguishments	(2,421)	0
Non-cash increase in indebtedness from the assumption of debt from property acquisitions	111,986	0
Non-cash increase in other assets from business combination	7,302	0

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2013 included in our Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

For the three month period ended March 31, 2014, gains (losses) on assets in the accompanying consolidated statement of operations includes the write-off of assets totaling $3,001 that were associated with property transactions completed in a prior period.

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

We expanded our third party property management platform and now own a retail property management firm, which managed 62 properties representing 16,744,360 square feet in 26 states as of March 31, 2014. As of March 31, 2014, we have goodwill with a balance of $14,752 and identifiable intangibles assets of $19,050.

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

c. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The items that include significant estimates are fair value of financial instruments and allowance for losses. Actual results could differ from those estimates.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

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

Acquisitions of real estate assets and any related intangible assets are recorded initially at fair value under FASB ASC Topic 805, “Business Combinations.” Fair value is determined by appraisals obtained or by management based on market conditions and inputs at the time the asset is acquired. All expenses incurred to acquire a real estate asset are expensed as incurred.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

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

2)	Rental income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multi-family real estate properties, rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, rental income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by (a) funding conduit loans for sale into unaffiliated CMBS securitizations, (b) providing or arranging to provide financing to our borrowers, (c) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (d) providing property management services to third parties. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the three-month periods ended March 31, 2014 and 2013, we received $1,128 and $1,216, respectively, of earned asset management fees. During the three-month periods ended March 31, 2014 and 2013, we eliminated $842 and $882, respectively, of these earned asset management fees as it was associated with consolidated securitizations.

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

As of March 31, 2014

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

Fair value assets and liabilities that are generally included in this category are unsecured REIT note receivables, CMBS receivables and certain financial instruments classified as derivatives where the fair value is based primarily on observable market inputs.

•	Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset. Generally, assets and liabilities carried at fair value and included in this category are trust preferred securities, or TruPS, and subordinated debentures, trust preferred obligations and CDO notes payable where significant observable market inputs do not exist.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

j. Deferred Financing Costs and Intangible Assets

Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our customer relationships was $21,726 as of March 31, 2014 and December 31, 2013, respectively. The gross carrying amount for our in-place leases was $6,671 and $2,892 as of March 31, 2014 and December 31, 2013, respectively. The gross carrying amount for our trade name was $1,500 as of March 31, 2014 and December 31, 2013, respectively. The accumulated amortization for our intangible assets was $6,511 and $4,564 as of March 31, 2014 and December 31, 2013, respectively. We recorded amortization expense of $1,946 and $560 for the three-month periods ended March 31, 2014 and 2013, respectively. We expect to record amortization expense of intangible assets of $4,590 for the remainder of 2014, $2,929 for 2015, $2,686 for 2016, $1,969 for 2017, $1,921 for 2018 and $9,291 thereafter.

k. Recent Accounting Pronouncements

In April 2014, the FASB issued an accounting standard classified under FASB ASC Topic 205, “Presentation of Financial Statements”. This accounting standard amends existing guidance to change reporting requirements for discontinued operations by requiring the disposal of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2014. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of March 31, 2014:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$927,998	$(18,137)	$909,861	73	6.3%	May 2014 to Apr. 2024
Mezzanine loans	257,845	(3,021)	254,824	77	9.5%	Jun. 2014 to Jan. 2029
Preferred equity interests	42,609	(914)	41,695	10	7.7%	May 2015 to Aug. 2025

Total CRE Loans	1,228,452	(22,072)	1,206,380	160	7.0%
Other loans	30,625	66	30,691	2	4.3%	Jun. 2014 to Oct. 2016

Total Loans	$1,259,077	$(22,006)	$1,237,071	162	6.9%

Deferred fees	(1,916)	0	(1,916)

Total investments in loans	$1,257,161	$(22,006)	$1,235,155

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

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

During the three-month period ended March 31, 2014 and 2013, we did not convert any underperforming commercial real estate loans to real estate owned property.

The following table summarizes the delinquency statistics of our commercial real estate loans as of March 31, 2014 and December 31, 2013:

Delinquency Status	As of March 31, 2014	As of December 31, 2013
30 to 59 days	$23,972	$0
60 to 89 days	0	6,441
90 days or more	19,103	2,163
In foreclosure or bankruptcy proceedings	8,916	16,002

Total	$51,991	$24,606

As of March 31, 2014 and December 31, 2013, approximately $28,019 and $37,073, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 4.7% and 6.3%, respectively. As of March 31, 2014 and December 31, 2013, 1 Other loan with a carrying amount of approximately $10,487 was on non-accrual status and had a weighted-average interest rate of 7.2%.

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for the three-month periods ended March 31, 2014 and 2013:

	For the Three-Month Period Ended March 31, 2014	For the Three-Month Period Ended March 31, 2013
Beginning balance	$22,955	$30,400
Provision	1,000	500
Charge-offs	(9,676)	(4,694)

Ending balance	$14,279	$26,206

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

As of March 31, 2014 and December 31, 2013, we identified 8 and 10, respectively, commercial mortgages, mezzanine loans and other loans with unpaid principal balances and recorded investment of $21,089 and $30,143, respectively, as impaired.

The average unpaid principal balance and recorded investment of total impaired loans was $25,616 and $47,036 during the three-month periods ended March 31, 2014 and 2013. As of March 31, 2014, there are no impaired loans in which there is no allowance. We recorded interest income from impaired loans of $1 and $19 for the three-month periods ended March 31, 2014 and 2013.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring (TDR) under FASB ASC Topic 310, “Receivables”. During the three-month periods ended March 31, 2014 and 2013, we have determined that there were no modifications to any commercial real estate loans that constituted a TDR. As of March 31, 2014, there were no TDRs that subsequently defaulted for modifications within the previous 12 months.

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of March 31, 2014:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS and subordinated debentures	$620,376	$0	$(133,628)	$486,748	3.7%	20.2
Other securities	12,460	0	(12,460)	0	4.7%	38.6

Total trading securities	632,836	0	(146,088)	486,748	3.8%	20.5
Available-for-sale securities	3,600	0	(3,598)	2	2.0%	28.6
Security-related receivables
TruPS and subordinated debenture receivables	32,900	0	(24,510)	8,390	3.4%	18.0
Unsecured REIT note receivables	30,000	3,066	0	33,066	6.7%	2.9
CMBS receivables (2)	65,905	1,936	(23,372)	44,469	5.6%	30.1
Other securities	32,972	0	(31,908)	1,064	2.2%	36.2

Total security-related receivables	161,777	5,002	(79,790)	86,989	4.6%	23.8

Total investments in securities	$798,213	$5,002	$(229,476)	$573,739	3.9%	21.4

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $10,167 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $24,902 that are rated “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $8,183 that are rated “CCC” by Standard & Poor’s and securities with a fair value totaling $1,217 that are rated “D” by Standard & Poor’s.

All of our gross unrealized losses at March 31, 2014 were greater than 12 months.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes our investments in securities as of December 31, 2013:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS and subordinated debentures	$620,376	$0	$(139,531)	$480,845	3.7%	20.4
Other securities	12,312	0	(12,312)	0	4.7%	38.9

Total trading securities	632,688	0	(151,843)	480,845	3.8%	20.8
Available-for-sale securities	3,600	0	(3,598)	2	2.0%	28.9
Security-related receivables
TruPS and subordinated debenture receivables	32,900	0	(24,689)	8,211	3.4%	18.3
Unsecured REIT note receivables	30,000	3,046	0	33,046	6.7%	3.1
CMBS receivables (2)	69,905	1,722	(27,509)	44,118	5.6%	30.6
Other securities	33,144	0	(32,064)	1,080	2.2%	36.5

Total security-related receivables	165,949	4,768	(84,262)	86,455	4.7%	24.4

Total investments in securities	$802,237	$4,768	$(239,703)	$567,302	3.9%	21.7

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $8,228 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $26,594 that are rated between “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $8,164 that are rated “CCC” by Standard & Poor’s, and securities with a fair value totaling $1,132 that are rated “D” by Standard & Poor’s.

All of our gross unrealized losses at December 31, 2013 were greater than 12 months.

TruPS included above as trading securities include (a) investments in TruPS issued by VIEs of which we are not the primary beneficiary and which we do not consolidate and (b) transfers of investments in TruPS securities to us that were accounted for as a sale pursuant to FASB ASC Topic 860, “Transfers and Servicing.”

The following table summarizes the non-accrual status of our investments in securities:

	As of March 31, 2014			As of December 31, 2013
	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$83,557	1.8%	$1,450	$83,557	1.8%	$5,678
Other securities	41,299	3.1%	11	41,019	3.1%	11
CMBS receivables	18,772	5.9%	227	22,772	5.9%	447

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of March 31, 2014 and December 31, 2013, investment in securities of $653,276, respectively, in principal amount of TruPS and subordinated debentures, and $87,383 and $91,383, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	As of March 31, 2014		As of December 31, 2013
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family real estate properties	$914,330	45	$716,708	37
Office real estate properties	294,091	12	282,371	11
Retail real estate properties	83,767	4	83,653	4
Parcels of land	49,683	10	49,199	10

Subtotal	1,341,871	71	1,131,931	62
Less: Accumulated depreciation and amortization	(135,876)		(127,745)

Investments in real estate	$1,205,995		$1,004,186

As of March 31, 2014, our investments in real estate of $1,205,995 are financed through $297,082 of mortgages held by third parties and $891,314 of mortgages held by our RAIT I and RAIT II CDO securitizations. As of December 31, 2013, our investments in real estate of $1,004,186 are financed through $171,223 of mortgages held by third parties and $864,689 of mortgages held by our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

Acquisitions:

During the three-month period ended March 31, 2014, we acquired nine multi-family properties and one office property with a combined purchase price of $211,942, which we assumed first mortgages on some of these properties. Upon acquisition, we recorded the investment in real estate, including any related working capital and intangible assets, at fair value of $217,481 and recorded a gain on asset of $5,539. Of these acquisitions, our subsidiary, Independence Realty Trust, Inc., acquired seven properties at a fair value of $132,131.

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the ten properties acquired during the three-month period ended March 31, 2014, on the respective date of each acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$213,703
Cash and cash equivalents	283
Restricted cash	1,436
Other assets	1,457
Deferred financing costs	702
Intangible assets	3,778

Total assets acquired	221,359
Liabilities assumed:
Loans payable on real estate	110,255
Accounts payable and accrued expenses	3,049
Other liabilities	2,481

Total liabilities assumed	115,785
Noncontrolling interests assumed:	3,000

Estimated fair value of net assets acquired	$102,574

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective conversion date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans and cash	$97,680
Other considerations	4,894

Total fair value of consideration transferred	$102,574

During the three-month period ended March 31, 2014, these investments contributed revenue of $3,933 and a net income allocable to common shares of $209. During the three-month period ended March 31, 2014, we incurred $317 of third-party acquisition-related costs, which is included in general and administrative expense in the accompanying consolidated statements of operations.

The table below presents the revenue, net income and earnings per share effect of the acquired properties, as reported in our consolidated financial statements and on a pro forma basis as if the acquisitions occurred on January 1, 2013. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

Description	For the Three-Month Period Ended March 31, 2014	For the Three-Month Period Ended March 31, 2013
Total revenue of real estate properties acquired, as reported	$3,933	$0
Pro forma revenue of real estate properties acquired	7,017	6,733
Net income (loss) allocable to common shares of real estate properties acquired, as reported	209	0
Pro forma net income (loss) allocable to common shares of real estate properties acquired	759	1,274
Earnings (loss) per share attributable to common shareholders of real estate properties acquired
Basic and diluted—as reported	0.00	0.00
Basic and diluted—as pro forma	0.01	0.02

We have not yet completed the process of estimating the fair value of assets acquired and liabilities assumed. Accordingly, our preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as we complete the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in our financial statements retrospectively. During the three-month period ended March 31, 2014, we have not recorded any adjustments for prior period real estate acquisitions.

Subsequent to March 31, 2014, we acquired one office real estate property with a purchase price of $26,085, which consisted of the assumption of one commercial real estate loan. We are completing the process of estimating the fair value of the assets acquired.

Dispositions:

During the three-month period ended March 31, 2014, we disposed of one multi-family real estate property for a total sale price of $4,250. We recorded losses on the sale of this asset of $2,528, of which $321 is included in the accompanying consolidated statements of operations during the three-month period ended March 31, 2014.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of March 31, 2014:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$33,058	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	132,419	4.0%	Oct. 2033
Secured credit facilities	5,000	5,000	3.5%	Oct. 2016
Junior subordinated notes, at fair value (3)	18,671	12,515	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	22,133	22,133	2.7%	Nov. 2014 to Oct. 2015
Commercial mortgage facilities	76,951	76,951	2.4%	Dec. 2014 to Jan. 2016

Total recourse indebtedness (4)	323,671	307,176	3.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,162,992	1,161,735	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	857,616	399,448	0.9%	2037 to 2038
CMBS securitization (8)	89,331	89,331	2.2%	Jan. 2029
Loans payable on real estate	297,100	299,548	5.1%	Sep. 2015 to Mar. 2024

Total non-recourse indebtedness	2,407,039	1,950,062	1.3%

Total indebtedness	$2,730,710	$2,257,238	1.6%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $84,000 with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1,652,296 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $983,429 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of March 31, 2014 was $741,732. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(8)	Excludes the FL1 junior notes purchased by us which are eliminated in consolidation. Collateralized by $123,093 principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2013:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$32,938	7.0%	Apr. 2031
4.0% convertible senior notes (2)	125,000	116,184	4.0%	Oct. 2033
Secured credit facilities	11,129	11,129	3.2%	Oct. 2016 to Dec. 2016
Junior subordinated notes, at fair value (3)	18,671	11,911	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	30,618	30,618	2.7%	Nov. 2014 to Oct. 2015
Commercial mortgage facility	7,131	7,131	2.8%	Dec. 2014

Total recourse indebtedness (4)	251,715	235,011	3.8%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,204,117	1,202,772	0.6%	2045 to 2046

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

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

The current status or activity in our financing arrangements occurring as of or during the three-month period ended March 31, 2014 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 149.7815 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $6.68 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods.

4.0% convertible senior notes. The 4.0% Convertible Senior Notes due 2033, or the 4.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 99.2356 common shares per $1 principal amount of 4.0% convertible senior notes (equivalent to a current conversion price of $10.08 per common share). Upon conversion of 4.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 4.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

According to FASB ASC Topic 470, “Debt”, we recorded a discount on our issued and outstanding 4.0% convertible senior notes of $1,182. This discount reflects the fair value of the embedded conversion option within the 4.0% convertible senior notes and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in the indenture relating to the 4.0% convertible senior notes agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the 4.0% convertible senior notes were issued. The discount will be amortized to interest expense through October 1, 2018, the date at which holders of our 4.0% convertible senior notes could require repayment.

We entered into a second capped call transaction with an affiliate of the underwriter of the 4.0% convertible senior notes to reduce the potential dilution to holders of our common shares upon conversion of the 4.0% convertible senior notes. The second capped call transaction has a cap price of $11.91, which is subject to certain adjustments, and an initial strike price of $9.57, which is subject to certain adjustments and is equivalent to the conversion price of the 4.0% convertible senior notes. The strike price and the cap price of the second capped call transaction are identical to those in the first capped call transaction. The capped calls expire on various dates ranging from June 2018 to October 2018. The capped call transaction is a separate transaction and is not part of the terms of the 4.0% convertible senior notes and will not affect the holders’ rights under the 4.0% convertible senior notes. The capped call transaction meets the criteria for equity classification and was recorded as a reduction to additional paid in capital. The capped call transaction is excluded from the dilutive EPS calculation as their effect would be anti-dilutive.

Secured credit facilities. As of March 31, 2014, we have $2,500 outstanding under the Independence Realty Operating Partnership, LP, or IROP, credit agreement. The IROP credit agreement has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

In January 2014, we repaid the outstanding $6,143 under our other secured credit facility, including any accrued interest.

CMBS facilities. We maintain CMBS facilities with two investment banks with total borrowing capacity of $250,000. The CMBS facilities are repurchase agreements that provide for margin calls in the event the conduit loans financed by the facilities change in value. As of March 31, 2014, we had $22,133 of outstanding borrowings under the CMBS facilities. As of March 31, 2014, $227,867 in aggregate principal amount remained available under the CMBS facilities. As of March 31, 2014, we were in compliance with all financial covenants contained in both CMBS facilities.

Commercial Mortgage Facilities. We maintain a commercial mortgage facility with an investment bank with total borrowing capacity of $150,000, or the $150,000 commercial mortgage facility. The $150,000 commercial mortgage facility is a repurchase agreement that provides for margin calls in the event the commercial mortgages financed by the facility change in value. As of March 31, 2014, we had $26,373 of outstanding borrowings under the $150,000 commercial mortgage facility. As of March 31, 2014, $123,627 in aggregate principal amount remained available under the $150,000 commercial mortgage facility. As of March 31, 2014, we were in compliance with all financial covenants contained in the $150,000 commercial mortgage facility.

On January 27, 2014, we entered into a two year $75,000 commercial mortgage facility, or the $75,000 commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its sole discretion. The aggregate principal amount of the $75,000 commercial mortgage facility is $75,000 and incurs interest at LIBOR plus 200 basis points. The $75,000 commercial mortgage facility contains standard margin call provisions and financial covenants. As of March 31, 2014, we had $50,578 of outstanding borrowings under the $75,000 commercial mortgage facility. As of March 31, 2014, $24,422 in aggregate principal amount remained available under the $75,000 commercial mortgage facility. As of March 31, 2014, we were in compliance with all financial covenants contained in the $75,000 commercial mortgage facility.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Two of our consolidated securitizations collateralized primarily by commercial real estate loans, RAIT I and RAIT II, are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of March 31, 2014.

During the three-month period ended March 31, 2014, we repurchased, from the market, a total of $5,800 in aggregate principal amount of CDO notes payable issued by RAIT I. The aggregate purchase price was $3,379 and we recorded a gain on extinguishment of debt of $2,421.

CDO notes payable, at fair value. Both of our consolidated securitizations collateralized primarily by TruPS, Taberna VIII and Taberna IX, are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC test failures are due to defaulted collateral assets and credit risk securities. During the three month period ended March 31, 2014, $7,584 of cash flows, which is comprised of $1,445 that was re-directed from our retained interests in these securitizations and $6,139 that was from principal collections on the underlying collateral, were used to repay the most senior holders of our CDO notes payable.

CMBS securitization. During the three month period ended March 31, 2014, $10,804 that was from principal collections on the underlying collateral were used to repay the investment grade senior notes issued by the trust.

Loans payable on real estate. As of March 31, 2014 and December 31, 2013, we had $297,100 and $171,244, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the three-month period ended March 31, 2014, we obtained or assumed five first mortgages on our investments in real estate from third party lenders that have a total aggregate principal balance of $126,635, maturity dates ranging from April 2016 to March 2024, and have interest rates ranging from 3.8% to 5.6%.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

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

Interest Rate Swaps and Caps

We have entered into various interest rate swap and cap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of March 31, 2014, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014			As of December 31, 2013
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$1,046,547	$0	$(102,796)	$1,071,447	$183	$(113,331)
Interest rate caps	36,000	946	0	36,000	1,122	0

Net fair value	$1,082,547	$946	$(102,796)	$1,107,447	$1,305	$(113,331)

During the period April 1, 2014 through December 31, 2014, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $67,288 and a weighted average strike rate of 5.25% as of March 31, 2014, will terminate in accordance with their terms.

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $7,537 and $8,286, respectively, to earnings for the three-month periods ended March 31, 2014 and 2013.

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated interest rate swaps associated with these CDO notes payable was discontinued and amounts are reclassified from accumulated other comprehensive income to earnings over the remaining life of the interest rate swaps. As of March 31, 2014, the notional value associated with these interest rate swaps where hedge accounting was discontinued was $561,151 and had a liability balance with a fair value of $62,821. See Note 8: “Fair Value of Financial Instruments” for the changes in value of these hedges during the three-month periods ended March 31, 2014 and 2013. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

Effective interest rate swaps are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or derivative liabilities.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgages and loans, investments in securities, CDO notes payable, convertible senior notes, junior subordinated notes and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, secured credit facilities, CMBS facilities and commercial mortgage facilities approximates cost due to the nature of these instruments.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of March 31, 2014:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans, other loans and preferred equity interests, net	$1,220,876	$1,185,050
Investments in securities and security-related receivables	573,739	573,739
Cash and cash equivalents	110,072	110,072
Restricted cash	92,497	92,497
Derivative assets	946	946
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	33,058	44,626
4.0% convertible senior notes	132,419	137,125
Secured credit facilities	5,000	5,000
Junior subordinated notes, at fair value	12,515	12,515
Junior subordinated notes, at amortized cost	25,100	14,534
CMBS facilities	22,133	22,133
Commercial mortgage facility	76,951	76,951
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,161,735	975,719
CDO notes payable, at fair value	399,448	399,448
CMBS securitization	89,331	89,331
Loans payable on real estate	299,548	303,873
Derivative liabilities	102,796	102,796
Warrants and investor SARs	41,004	41,004

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2013:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,122,377	$1,083,118
Investments in securities and security-related receivables	567,302	567,302
Cash and cash equivalents	88,847	88,847
Restricted cash	121,589	121,589
Derivative assets	1,305	1,305
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	32,938	47,778
4.0% convertible senior notes	116,184	124,063
Secured credit facilities	11,129	11,129
Junior subordinated notes, at fair value	11,911	11,911
Junior subordinated notes, at amortized cost	25,100	14,007
CMBS facilities	30,618	30,618
Commercial mortgage facility	7,131	7,131

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

Financial Instrument	Carrying Amount	Estimated Fair Value
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,202,772	724,885
CDO notes payable, at fair value	377,235	377,235
CMBS securitization	100,139	100,214
Loans payable on real estate	171,244	176,979
Derivative liabilities	113,331	113,331
Warrants and investor SARs	31,304	31,304

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of March 31, 2014
Trading securities
TruPS	$0	$0	$486,748	$486,748
Other securities	0	0	0	0
Available-for-sale securities	0	2	0	2
Security-related receivables
TruPS receivables	0	0	8,390	8,390
Unsecured REIT note receivables	0	33,066	0	33,066
CMBS receivables	0	44,469	0	44,469
Other securities	0	1,064	0	1,064
Derivative assets	0	946	0	946

Total assets	$0	$79,547	$495,138	$574,685

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of March 31, 2014
Junior subordinated notes, at fair value	$0	$0	$12,515	$12,515
CDO notes payable, at fair value	0	0	399,448	399,448
Derivative liabilities	0	39,975	62,821	102,796
Warrants and investor SARs	0	0	41,004	41,004

Total liabilities	$0	$39,975	$515,788	$555,763

(a)	During the three-month period ended March 31, 2014, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of December 31, 2013
Trading securities
TruPS	$0	$0	$480,845	$480,845
Other securities	0	0	0	0
Available-for-sale securities	0	2	0	2
Security-related receivables
TruPS receivables	0	0	8,211	8,211
Unsecured REIT note receivables	0	33,046	0	33,046
CMBS receivables	0	44,118	0	44,118
Other securities	0	1,080	0	1,080
Derivative assets	0	1,305	0	1,305

Total assets	$0	$79,551	$489,056	$568,607

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of December 31, 2013
Junior subordinated notes, at fair value	$0	$0	$11,911	$11,911
CDO notes payable, at fair value	0	0	377,235	377,235
Derivative liabilities	0	45,926	67,405	113,331
Warrants and investor SARs	0	0	31,304	31,304

Total liabilities	$0	$45,926	$487,855	$533,781

(a)	During the year ended December 31, 2013, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, duration, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Generally, an increase in the yields, credit spreads or estimated duration will decrease the fair value of our financial instruments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value, as determined by management, may fluctuate from period to period and any ultimate liquidation or sale of the investment may result in proceeds that may be significantly different than fair value. The weighted average effective dollar price of our TruPS and TruPS receivables as of March 31, 2014 and December 31, 2013 was 76 and 75, respectively.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three-month period ended March 31, 2014:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2013	$480,845	$8,211	$489,056
Change in fair value of financial instruments	5,903	179	6,082
Purchases	0	0	0
Principal Repayments	0	0	0

Balance, as of March 31, 2014	$486,748	$8,390	$495,138

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

Liabilities	Derivative Liabilities	Warrants and investor SARs	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2013	$67,405	$31,304	$377,235	$11,911	$487,855
Change in fair value of financial instruments	(4,584)	(4,041)	29,797	604	21,776
Purchases	0	13,741	0	0	13,741
Sales	0	0	0	0	0
Principal repayments	0	0	(7,584)	0	(7,584)

Balance, as of March 31, 2014	$62,821	$41,004	$399,448	$12,515	$515,788

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

The following tables summarize the valuation technique and the level of the fair value hierarchy for financial instruments that are not fair valued in the accompanying consolidated balance sheets but for which fair value is required to be disclosed. The fair value of cash and cash equivalents, restricted cash, secured credit facilities, CMBS facilities and commercial mortgage facilities approximates cost due to the nature of these instruments and are not included in the tables below.

				Fair Value Measurement
	Carrying Amount as of March 31, 2014	Estimated Fair Value as of March 31, 2014	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,220,876	$1,185,050	Discounted cash flows	$0	$0	$1,185,050
7.0% convertible senior notes	33,058	44,626	Trading price	44,626	0	0
4.0% convertible senior notes	132,419	137,125	Trading price	137,125	0	0
Junior subordinated notes, at amortized cost	25,100	14,534	Discounted cash flows	0	0	14,534
CDO notes payable, at amortized cost	1,161,735	975,719	Discounted cash flows	0	0	975,719
CMBS securitization	89,331	89,331	Discounted cash flows	0	0	89,331
Loans payable on real estate	299,548	303,873	Discounted cash flows	0	0	303,873

				Fair Value Measurement
	Carrying Amount as of December 31, 2013	Estimated Fair Value as of December 31, 2013	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,122,377	$1,083,118	Discounted cash flows	$0	$0	$1,083,118
7.0% convertible senior notes	32,938	47,778	Trading price	47,778	0	0
4.0% convertible senior notes	116,184	124,063	Trading price	124,063	0	0
Junior subordinated notes, at amortized cost	25,100	14,007	Discounted cash flows	0	0	14,007

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

				Fair Value Measurement
	Carrying Amount as of December 31, 2013	Estimated Fair Value as of December 31, 2013	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
CDO notes payable, at amortized cost	1,202,772	724,885	Discounted cash flows	0	0	724,885
CMBS securitization	100,139	100,214	Discounted cash flows	0	0	100,214
Loans payable on real estate	171,244	176,979	Discounted cash flows	0	0	176,979

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” and derivatives as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three-Month Periods Ended March 31
Description	2014	2013
Change in fair value of trading securities and security-related receivables	$6,442	$15,113
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(26,354)	(109,874)
Change in fair value of derivatives	(4,227)	(4,996)

Change in fair value of financial instruments	$(24,139)	$(99,757)

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and other liabilities for which the fair value option was elected for the three-month periods ended March 31, 2014 and 2013 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was due to repayments at par because of OC failures when the CDO notes have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the three-month periods ended March 31, 2014 and 2013 was mainly due to changes in interest rates.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 9: VARIABLE INTEREST ENTITIES

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date. As of March 31, 2014 and December 31, 2013, our consolidated VIEs were: Taberna VIII, Taberna IX, RAIT I, RAIT II, IRT, Willow Grove and Cherry Hill.

	As of March 31, 2014	As of December 31, 2013
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,806,603	$1,816,507
Allowance for losses	(13,511)	(17,250)

Total investments in mortgages and loans	1,793,092	1,799,257
Investments in real estate, net of accumulated depreciation of $20,023 and 18,538, respectively	323,619	194,648
Investments in securities and security-related receivables, at fair value	572,708	566,577
Cash and cash equivalents	24,850	3,599
Restricted cash	24,395	40,793
Accrued interest receivable	75,010	68,456
Deferred financing costs, net of accumulated amortization of $18,034 and $17,107, respectively	10,011	10,263
Intangible assets, net of accumulated amortization of $1,299 and $568, respectively	1,827	517

Total assets	$2,825,512	$2,684,110

Liabilities and Equity
Indebtedness (including $399,448 and $377,235 at fair value, respectively)	$2,022,617	$1,946,536
Accrued interest payable	76,414	73,122
Accounts payable and accrued expenses	8,833	5,771
Derivative liabilities	102,596	113,323
Deferred taxes, borrowers’ escrows and other liabilities	7,230	5,805

Total liabilities	2,217,690	2,144,557
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(52,699)	(59,684)
RAIT investment	331,968	311,635
Retained earnings (deficit)	245,011	258,270

Total shareholders’ equity	524,280	510,221
Noncontrolling interests	83,542	29,332

Total liabilities and equity	$2,825,512	$2,684,110

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

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

The warrants and investor SARs had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.87.

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $41,004 as of March 31, 2014. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

During the period from the effective date of the purchase agreement through March 31, 2014, we sold the following securities to the investor for an aggregate purchase price of $100.0 million: (i) 4,000,000 Series D Preferred Shares, (ii) warrants exercisable for 9,931,000 common shares (which have subsequently adjusted to 10,153,168 shares as of the date of filing this report); and (iii) investor SARs exercisable with respect to 6,735,667 common shares (which have subsequently adjusted to 6,886,351.2 shares as of the date of filing this report). The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through March 31, 2014:

Aggregate purchase price		$100,000
Initial value of warrants and investor SARs issued to-date	(22,874)
Costs incurred	(6,352)

Total discount		(29,226)
Discount amortization to-date		2,527

Carrying amount of Series D Preferred Shares		$73,301

NOTE 11: SHAREHOLDERS’ EQUITY

Preferred Shares

Dividends:

On January 29, 2014, our board of trustees declared a first quarter 2014 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on March 31, 2014 to holders of record on March 3, 2014 and totaled $5,329.

At Market Issuance Sales Agreement (ATM):

On January 10, 2014, we agreed with MLV & Co. LLC, or MLV, to terminate the Preferred ATM agreement. We did not incur any termination penalties as a result of the termination of the Preferred ATM agreement.

Common Shares

Dividends:

On March 18, 2014, the board of trustees declared a $0.17 dividend on our common shares to holders of record as of April 4, 2014. The dividend was paid on April 30, 2014 and totaled $13,914.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

Equity Compensation:

During the three-month period ended March 31, 2014, 20,530 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

On January 29, 2014, the compensation committee awarded 42,217 common share awards, valued at $350 using our closing stock price of $8.29, to the board’s non-management trustees. These awards vested immediately. On January 29, 2014, the compensation committee awarded 293,700 restricted common share awards, valued at $2,435 using our closing stock price of $8.29, to our executive officers and non-executive officer employees. These awards generally vest over three-year periods.

On January 29, 2014, the compensation committee awarded 891,600 stock appreciation rights, or SARs, valued at $1,178 based on a Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 29, 2019, the expiration date of the SARs.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the three-month period ended March 31, 2014, we issued a total of 1,736 common shares pursuant to the DRSPP at a weighted-average price of $8.42 per share and we received $15 of net proceeds. As of March 31, 2014, 7,776,084 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the three-month period ended March 31, 2014, we issued a total of 425,920 common shares pursuant to this agreement at a weighted-average price of $8.36 per share and we received $3,473 of net proceeds. As of March 31, 2014, 8,134,138 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Common Share Public Offering:

In January 2014, we issued 10,000,000 common shares in an underwritten public offering. The public offering price was $8.52 per share and we received $82,570 of proceeds.

Noncontrolling Interests

On January 29, 2014, our subsidiary, Independence Realty Trust, Inc., or IRT, completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $8.30 per share raising gross proceeds of $66,815. We purchased 1,204,819 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. As of March 31, 2014 and December 31, 2013, we held 6,969,719 and 5,764,900 shares, respectively, of IRT common stock representing 39.3% and 59.7%, respectively, of the outstanding shares of IRT common stock. We consolidate IRT as it is a VIE and we are the primary beneficiary. See Note 9 for additional disclosures pertaining to VIEs.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 12: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2014 and 2013:

	For the Three-Month Periods Ended March 31
	2014	2013
Net income (loss)	$(7,423)	$(85,341)
(Income) loss allocated to preferred shares	(5,806)	(5,218)
(Income) loss allocated to noncontrolling interests	(1,358)	27

Net income (loss) allocable to common shares	$(14,587)	$(90,532)

Weighted-average shares outstanding—Basic	79,970,599	60,363,153
Dilutive securities under the treasury stock method	0	0

Weighted-average shares outstanding—Diluted	79,970,599	60,363,153

Earnings (loss) per share—Basic:
Earnings (loss) per share—Basic	$(0.18)	$(1.50)

Earnings (loss) per share—Diluted:
Earnings (loss) per share—Diluted	$(0.18)	$(1.50)

For the three-month periods ended March 31, 2014 and 2013, securities convertible into 14,806,114 and 16,021,459 common shares were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

Andrew M. Silberstein serves as a trustee on our board of trustees, as designated pursuant to the purchase agreement. Mr. Silberstein is an equity owner of Almanac and an officer of the investor and holds indirect equity interests in the investor. The transactions pursuant to the purchase agreement are described above in Note 10. Also, Almanac receives fees in connection with its investments made pursuant to the purchase agreement. In addition, our subsidiary receives fees for managing a securitization collateralized, in part, by $25,000 of trust preferred securities issued by Advance Realty Group. An affiliate of Almanac owns an interest in Advance Realty Group and Almanac receives fees in connection with this interest.

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

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 15: SUBSEQUENT EVENTS

On April 14, 2014, we issued and sold in a public offering $60,000 aggregate principal amount of our 7.625% Senior Notes due 2024, or the 7.625% senior notes. After deducting the underwriting discount and the estimated offering costs, we received approximately $57,500 of net proceeds. Interest on the 7.625% senior notes is paid quarterly with a maturity date of April 15, 2024. The senior notes are not convertible into equity securities of RAIT. They contain financial covenants that are consistent with our other debt agreements.

On April 29, 2014, we closed a CMBS securitization transaction, or RAIT FL2, structured to be collateralized by $196,052 of floating rate commercial mortgage loans and participation interests, or the FL2 collateral, that we originated. The CMBS securitization transaction is intended to finance the FL2 collateral on a non-recourse basis. In connection with the CMBS securitization transaction, our subsidiaries made certain customary representations, warranties and covenants. RAIT FL2 does not have OC triggers or IC triggers.

On the closing date, our subsidiary, RAIT 2014-FL2 Trust, or the FL2 issuer, issued classes of investment grade senior notes, or the FL2 senior notes, with an aggregate principal balance of approximately $155,861 to investors, representing an advance rate of approximately 79.5%. A RAIT subsidiary received the unrated classes of junior notes, or the FL2 junior notes, including a class with an aggregate principal balance of $40,191, and the equity, or the retained interests, of the FL2 issuer. The FL2 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.79%. The stated maturity of the FL2 notes is May 2031, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in April 2016 or upon defined tax events, the FL2 issuer may redeem the FL2 senior notes, in whole but not in part, at the direction of defined holders of FL2 junior notes that we hold.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or similar words. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the “Forward Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2013, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report, except as may be required by applicable law.

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

We continue to have success in implementing these strategies as demonstrated by our revenue growth and stable credit performance. Each component of our revenue grew in the three-month period ended March 31, 2014. Our net interest margin grew as we originated more loans, particularly floating rate bridge loans, and reduced expenses associated with hedges that expired. During the three-month period ended March 31, 2014, we originated $224.5 million of commercial real estate loans, had conduit loan sales of $72.4 million and loan repayments of $18.3 million, resulting in net loan growth of $133.8 million. Our rental income increased due to the increased number of owned properties in our portfolio and improving occupancy and rental rates. As a result, the rental income at our owned properties increased to $35.2 million during the three-month period ended March 31, 2014. Our asset growth and asset performance resulted in growth in our cash available for distribution to $17.2 million and growth in our operating income to $11.8 million during the three-month period ended March 31, 2014.

While we generated a GAAP net loss allocable to common shares of $14.6 million, or $0.18 per common share-diluted, during the three-month period ended March 31, 2014, we attribute this loss primarily to continued non-cash negative changes in the fair value of various financial instruments. For the three-month period ended March 31, 2014, the net change in fair value of financial instruments decreased net income by $24.1 million. This is comprised of the change in fair value of financial instruments of $34.6 million associated with an increase in the fair value of non-recourse debt, CDO Notes payable issued by Taberna VIII and Taberna IX and the associated interest rate hedges. This non-cash mark-to-market reduction to earnings was partially offset by $6.4 million of non-cash mark-to-market increases in the fair value of trading securities and security related receivables.

Key Statistics

Set forth below are key statistics relating to our business through March 31, 2014 (dollars in thousands, except per share data):

	As of or For the Three-Month Periods Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Financial Statistics:
Assets under management	$5,119,805	$3,595,530	$3,567,675	$3,616,009	$3,626,523
Debt to equity	3.4x	3.7x	2.8x	2.8x	2.8x
Total revenue	$67,308	$67,607	$62,395	$58,622	$58,251
Earnings per share, diluted	$(0.18)	$(1.90)	$(0.24)	$(0.94)	$(1.50)
Funds from operations per share, diluted	$(0.07)	$(1.74)	$(0.12)	$(0.81)	$(1.37)
Adjusted funds from operations per share, diluted	$0.29	$0.34	$0.33	$0.32	$0.31
Cash available for distribution per share, diluted	$0.22	$0.27	$0.23	$0.20	$0.18
Common dividend declared	$0.17	$0.16	$0.15	$0.13	$0.12
Commercial Real Estate (“CRE”) Loan Portfolio (a):
Reported CRE Loans—unpaid principal	$1,228,452	$1,115,949	$1,103,272	$1,154,306	$1,118,519
Non-accrual loans—unpaid principal	$28,019	$37,073	$45,337	$65,597	$68,257
Non-accrual loans as a % of reported loans	2.3%	3.3%	4.1%	5.7%	6.1%
Reserve for losses	$14,279	$22,955	$23,317	$24,222	$26,206
Reserves as a % of non-accrual loans	51.0%	61.9%	51.4%	36.9%	38.4%
Provision for losses	$1,000	$1,500	$500	$500	$500
CRE Property Portfolio:
Reported investments in real estate, net	$1,205,995	$1,004,186	$986,296	$949,649	$914,919
Net operating income	$17,093	$13,919	$13,712	$12,947	$12,759
Number of properties owned	71	62	61	60	59
Multifamily units owned	12,014	9,372	8,940	8,535	8,206
Office square feet owned	2,097,022	2,009,852	2,015,524	2,015,576	2,015,524
Retail square feet owned	1,420,909	1,421,059	1,421,059	1,421,059	1,422,572
Acres of land owned	21.92	21.92	21.92	21.92	21.92
Average physical occupancy data:
Multifamily properties	93.3%	92.2%	92.5%	92.6%	92.6%
Office properties	74.8%	75.6%	74.1%	74.3%	70.3%
Retail properties	66.6%	69.0%	68.9%	68.7%	68.9%
Average effective rent per unit/square foot (c)
Multifamily (d)	$767	$763	$761	$743	$736
Office (e)	$18.70	$18.40	$19.45	$18.77	$18.91
Retail (e)	$12.44	$12.11	$12.05	$11.78	$11.95

(a)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only and does not include other loans. See Note 3-“Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.
(b)	Includes 17 apartment properties owned by IRT with 4,970 units and a book value of $303.4 million as of March 31, 2014.
(c)	Based on properties owned as of March 31, 2014.
(d)	Average effective rent is rent per unit per month.
(e)	Average effective rent is rent per square foot per year.

Investors should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or the Annual Report, for a detailed discussion of the following items:

•	Credit, capital markets and liquidity risk.

•	Interest rate environment.

•	Prepayment rates.

•	Commercial real estate performance.

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

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of March 31, 2014 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$909,861	6.3%	May 2014 to Apr. 2024	73
Mezzanine loans	254,824	9.5%	Jun. 2014 to Jan. 2029	77
Preferred equity interests	41,695	7.7%	May 2015 to Aug. 2025	10

Total CRE Loans	1,206,380	7.0%		160
Other loans	30,691	4.3%	Jun. 2014 to Oct. 2016	2

Total investments in loans	$1,237,071	6.9%		162

During the three-month period ended March 31, 2014, we originated $224.5 million of new loans and had conduit loan sales of $72.4 million and loan repayments of $18.3 million, resulting in net loan growth of $133.8 million.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of March 31, 2014:

(a)	Based on book value.

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. The table below describes certain characteristics of our investments in real estate as of March 31, 2014 (dollars in thousands, except average effective rent):

	Investments in Real Estate (a)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	Average Effective Rent (a)
Multi-family real estate properties (b)(c)	$914,330	93.3%	12,014	45	$767
Office real estate properties (d)	294,091	74.8%	2,097,022	12	18.70
Retail real estate properties (d)	83,767	66.6%	1,420,909	4	12.44
Parcels of land	49,683	N/A	21.9	10	N/A

Total	$1,341,871			71

(a)	Based on properties owned as of March 31, 2014.
(b)	Includes 17 apartment properties owned by IRT with 4,970 units and a book value of $303.4 million as of March 31, 2014.
(c)	Average effective rent is rent per unit per month.
(d)	Average effective rent is rent per square foot per year.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of March 31, 2014:

(a)	Based on book value.

Investment in debt securities—TruPS and Subordinated Debentures. Historically, we provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of March 31, 2014, we retained a controlling interest in two such securitizations—Taberna VIII and Taberna IX, which are consolidated entities. We present all of the collateral assets for the debt securities and the related non-recourse securitization financing obligations at fair value in our consolidated financial statements. During the three-month period ended March 31, 2014, due to the credit performance of the underlying collateral, we received only our senior collateral management fees from these two securitizations. We do not expect to add investments in this asset category for the foreseeable future due to market conditions.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of March 31, 2014 (dollars in thousands):

			Issuer Statistics
Industry Sector	Estimated Fair Value	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$107,145	1.5%	43.5%	5.0x
Office	132,765	6.7%	62.3%	2.3x
Residential Mortgage	50,786	2.5%	72.5%	3.3x
Specialty Finance	84,097	4.3%	80.5%	1.7x
Homebuilders	18,750	8.0%	86.5%	1.5x
Retail	76,933	2.4%	60.6%	2.7x
Hospitality	24,662	8.7%	148.9%	0.7x

Total	$495,138	3.7%	67.4%	2.8x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of March 31, 2014:

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

The table and the chart below describe certain characteristics of our real estate-related debt securities as of March 31, 2014 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Book Value
Unsecured REIT note receivables	$33,066	6.7%	2.9	$30,000
CMBS receivables	44,469	5.6%	30.1	65,905
Other securities	1,066	2.6%	34.5	49,032

Total	$78,601	4.6%	26.7	$144,937

(a)	S&P Ratings as of March 31, 2014.

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

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

•	RAIT I—RAIT I has $902.7 million of total collateral at par value, of which $18.1 million is defaulted. The current overcollateralization, or OC, test is passing at 127.0% with an OC trigger of 116.2%. We currently own $67.0 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $36.8 million of the securities we own issued by RAIT I as collateral for a senior secured note we issued.

•	RAIT II—RAIT II has $782.7 million of total collateral at par value, of which $19.9 million is defaulted. The current OC test is passing at 118.8% with an OC trigger of 111.7%. We currently own $108.5 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $87.6 million of the securities we own issued by RAIT II as collateral for a senior secured note we issued.

•	RAIT FL1—RAIT FL1 has $123.1 million of total collateral at par value. RAIT FL1 does not have OC triggers or IC triggers. RAIT FL1, has issued classes of investment grade senior notes with an aggregate principal balance of approximately $89.3 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $33.8 million, and the equity, or the retained interests, of RAIT FL1.

•	Taberna VIII—Taberna VIII has $478.0 million of total collateral at par value, of which $47.8 million is defaulted. The current OC test is failing at 79.9% with an OC trigger of 103.5%. We currently own $40.0 million of the securities that were originally rated investment grade and $93.0 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•	Taberna IX—Taberna IX has $506.0 million of total collateral at par value, of which $111.9 million is defaulted. The current OC test is failing at 66.9% with an OC trigger of 105.4%. We currently own $89.0 million of the securities that were originally rated investment grade and $97.5 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

RAIT 2014-FL2 Securitization

On April 29, 2014, we closed a CMBS securitization transaction, or RAIT FL2, structured to be collateralized by $196.0 million of floating rate commercial mortgage loans and participation interests, or the FL2 collateral, that we originated. The CMBS securitization transaction is intended to finance the FL2 collateral on a non-recourse basis. In connection with the CMBS securitization transaction, our subsidiaries made certain customary representations, warranties and covenants. RAIT FL2 does not have OC triggers or IC triggers.

On the closing date, our subsidiary, RAIT 2014-FL2 Trust, or the FL2 issuer, issued classes of investment grade senior notes, or the FL2 senior notes, with an aggregate principal balance of approximately $155.9 million to investors, representing an advance rate of approximately 79.5%. A RAIT subsidiary received the unrated classes of junior notes, or the FL2 junior notes, including a class with an aggregate principal balance of $40.2 million, and the equity, or the retained interests, of the FL2 issuer. The FL2 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.79%. The stated maturity of the FL2 notes is May 2031, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in April 2016 or upon defined tax events, the FL2 issuer may redeem the FL2 senior notes, in whole but not in part, at the direction of defined holders of FL2 junior notes that we hold.

Independence Realty Trust, Inc.

The IRT common stock trades on the NYSE MKT under the symbol “IRT” with a closing price of $8.92 as of May 9, 2014. We currently hold 6,969,719 shares of IRT common stock representing 39.3% percent of the outstanding shares of IRT common stock as of May 9, 2014. We continue to consolidate IRT in our financial results as of March 31, 2014. For the three-month period ended March 31, 2014, we reflected IRT’s operating results in our financial results, including $2.9 million of net income. As of March 31, 2014, IRT owned 17 multi-family properties with 4,970 units and a book value of $303.4 million were reflected on our balance sheet. For the three-month period ended March 31, 2014, we earned $0.1 million for fees from IRT under our advisory agreement with IRT and received $1.1 million for distributions declared on our IRT common stock, both of which are eliminated in consolidation.

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

The table below summarizes our AUM as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	AUM as of March 31, 2014	AUM as of December 31, 2013
Commercial real estate portfolio (1)	$2,401,401	$2,092,810
U.S. TruPS portfolio (2)	1,488,200	1,502,720
Property management (3)	1,230,204	0

Total	$5,119,805	$3,595,530

(1)	As of March 31, 2014 and December 31, 2013, our commercial real estate portfolio was comprised of $774.9 million and $798.8 million of assets collateralizing RAIT I and RAIT II, $1.2 billion and $1.0 billion, respectively, of investments in real estate and $297.4 million and $158.0 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized. As of March 31, 2014 and December 31, 2013, our commercial real estate portfolio was also comprised of $123.1 million and $131.8 million, respectively, of assets collateralizing RAIT 2013-FL1.

(2)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I, Taberna VIII, and Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.
(3)	We expanded our third party property management platform and now own a retail property management firm, which managed 62 properties representing 16,744,360 square feet in 26 states as of March 31, 2014.

Non-GAAP Financial Measures

Cash Available for Distribution

Cash available for distribution, or CAD, is a non-GAAP financial measure. We believe that CAD provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability and our board of trustees considers CAD in determining our quarterly cash distributions. We also believe that CAD is useful because it adjusts for a variety of noncash items (such as depreciation and amortization, equity-based compensation, realized gain (loss) on assets, provision for loan losses and non-cash interest income and expense items). Furthermore, CAD removes the effect from our consolidation of the legacy Taberna securitizations.

We calculate CAD by subtracting from or adding to net income (loss) attributable to common shareholders the following items: depreciation and amortization items including, depreciation and amortization, straight-line rental income or expense, amortization of in place leases, amortization of deferred financing costs, amortization of discount on financings and equity-based compensation; changes in the fair value of our financial instruments, including such changes reflected in our consolidated Taberna securitizations; net interest income from consolidated Taberna securitizations; realized gain (loss) on assets and other; provision for loan losses; impairment on depreciable property; acquisition gains or losses and transaction costs; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items.

CAD should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the three-month periods ended March 31, 2014 and 2013 (dollars in thousands, except share information):

	For the Three-Month Period Ended March 31, 2014		For the Three-Month Period Ended March 31, 2013
	Amount	Per Share (1)	Amount	Per Share (2)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$(14,587)	$(0.18)	$(90,532)	$(1.50)
Adjustments:
Depreciation and amortization expense	12,042	0.15	8,570	0.14
Change in fair value of financial instruments	24,139	0.30	99,757	1.65
(Gains) losses on assets	(2,224)	(0.03)	3	0.00
(Gains) losses on extinguishment of debt	(2,421)	(0.03)	0	0.00
Taberna VIII and Taberna IX securitizations, net effect	(7,060)	(0.09)	(8,476)	(0.14)
Straight-line rental adjustments	(115)	0.00	(288)	0.00
Share-based compensation	1,449	0.02	723	0.01
Origination fees and other deferred items	4,551	0.06	678	0.01
Provision for losses	1,000	0.01	500	0.01
Noncontrolling interest effect of certain adjustments	460	0.01	0	0.00

Cash Available for Distribution	$17,234	$0.22	$10,935	$0.18

(1)	Based on 79,970,599 weighted-average shares outstanding-diluted for the three-month period ended March 31, 2014.
(2)	Based on 60,363,153 weighted-average shares outstanding-diluted for the three-month period ended March 31, 2013.

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

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the three-month periods ended March 31, 2014 and 2013 (dollars in thousands, except share information):

	For the Three-Month Period Ended March 31, 2014		For the Three-Month Period Ended March 31, 2013
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(14,587)	$(0.18)	$(90,532)	$(1.50)
Adjustments:
Real estate depreciation and amortization	8,819	0.11	7,973	0.13
(Gains) losses on the sale of real estate	321	0.00	0	0.00

Funds From Operations	$(5,447)	$(0.07)	$(82,559)	$(1.37)

Adjusted Funds From Operations:
Funds From Operations	$(5,447)	$(0.07)	$(82,559)	$(1.37)
Adjustments:
Change in fair value of financial instruments	24,139	0.30	99,757	1.65
(Gains) losses on debt extinguishment	(2,421)	(0.03)	0	0.00
Capital expenditures, net of direct financing	(647)	(0.01)	(172)	0.00
Straight-line rental adjustments	(115)	0.00	(288)	0.00
Amortization of deferred items and intangible assets	6,417	0.08	1,133	0.02
Share-based compensation	1,449	0.02	723	0.01

Adjusted Funds From Operations	$23,375	$0.29	$18,594	$0.31

(1)	Based on 79,970,599 weighted-average shares outstanding-diluted for the three-month period ended March 31, 2014.
(2)	Based on 60,363,153 weighted-average shares outstanding-diluted for the three-month period ended March 31, 2013.

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

Set forth below is a reconciliation of adjusted book value to shareholders’ equity as of March 31, 2014 (dollars in thousands, except share information):

	As of March 31, 2014
	Amount	Per Share (1)
Total shareholders’ equity	$665,019	$8.08
Liquidation value of preferred shares characterized as equity(2)	(199,946)	(2.43)

Book value	465,073	5.65
Adjustments:
Taberna VIII and Taberna IX securitizations, net effect	(203,644)	(2.47)
RAIT I and RAIT II derivative liabilities	36,490	0.44
Change in fair value for warrants and investor SARs	18,038	0.22
Accumulated depreciation and amortization	169,050	2.05
Valuation of recurring collateral and property management fees	50,335	0.61

Total adjustments	70,269	0.85

Adjusted book value	$535,342	$6.50

(1)	Based on 82,289,029 common shares outstanding as of March 31, 2014.
(2)	Based on 4,069,288 Series A preferred shares, 2,288,465 Series B preferred shares, and 1,640,100 Series C preferred shares outstanding as of March 31, 2014, all of which have a liquidation preference of $25.00 per share.

Results of Operations

Three-Month Period Ended March 31, 2014 Compared to the Three-Month Period Ended March 31, 2013

Revenue

        Net interest margin. Net interest margin increased $4.0 million, or 16.8%, to $27.8 million for the three-month period ended March 31, 2014 from $23.8 million for the three-month period ended March 31, 2013. Investment interest income has increased, when compared to the three-month period ended March 31, 2013, as a result of an increase in our average investments in loans and securities. This increase was primarily caused by the origination of new loans since March 31, 2013. During the three-month period ended March 31, 2014, we originated $224.5 million of commercial real estate loans, had conduit loan sales of $72.4 million and loan repayments of $18.3 million, resulting in net loan growth of $133.8 million. In addition, investment interest expense decreased for the three-month period ended March 31, 2014 as compared to the three-month period ended March 31, 2013 primarily attributable to $0.8 million of reduced interest rate hedging costs from the expiration of interest rate swap agreements associated with our consolidated RAIT I and RAIT II securitizations since March 31, 2013 and $0.5 million of reduced interest expense from repurchases and repayments of our CDO notes payable. This was partially offset by $1.1 million of increased investment interest expense from the RAIT 2013-FL1 securitization issued in July 2013 and from increased activity in our warehouse facilities as compared to 2013.

Rental income. Rental income increased $8.0 million to $35.2 million for the three-month period ended March 31, 2014 from $27.2 million for the three-month period ended March 31, 2013. The increase is attributable to $7.4 million of rental income from 14 new properties acquired or consolidated since March 31, 2013 and $0.8 million from improved occupancy and rental rates in 2014 as compared to 2013 in the remaining properties. The increase was partially offset by $0.2 million of rental income related to two properties that were disposed of after March 31, 2013.

Fee and other income. Fee and other income decreased $2.9 million to $4.4 million for the three-month period ended March 31, 2014 from $7.3 million for the three-month period ended March 31, 2013. The $2.9 million decrease is attributable to conduit fee income generated during the three-month period ended March 31, 2014 as compared to the same period in 2013. Property management fees increased $2.8 million during the three-month period ended March 31, 2014 as compared to the three-month period ended March 31, 2013; however, this was partially offset by a decrease of $2.7 million in other income associated with legal settlements.

Expenses

Interest expense. Interest expense increased $1.9 million, or 19.6%, to $11.6 million for the three-month period ended March 31, 2014 from $9.7 million for the three-month period ended March 31, 2013. The increase is primarily attributable to $1.5 million of interest expense due to an increase in our loans payable on real estate and $0.4 million due to an increase in the amortization of deferred financing costs related to the 4% convertible senior notes.

Real estate operating expense. Real estate operating expense increased $3.7 million to $18.1 million for the three-month period ended March 31, 2014 from $14.4 million for the three-month period ended March 31, 2013. Operating expenses increased $3.5 million primarily due to 14 properties acquired or consolidated since March 31, 2013. In our existing portfolio, operating expenses increased $0.6 million primarily due to $0.5 million of one-time charges related to real estate tax increases and increased utilities and other severe winter weather related expenses that occurred during the three month period ended March 31, 2014. The increase was partially offset by $0.4 million of real estate operating expenses related to two properties that were disposed of after March 31, 2013.

Compensation expense. Compensation expense increased $1.7 million, or 24.6%, to $8.6 million for the three-month period ended March 31, 2014 from $6.9 million for the three-month period ended March 31, 2013. This increase was primarily attributable to a $0.7 million increase in stock-based compensation and a $1.8 million increase in salary and benefits for new employees hired since March 31, 2013. This increase was partially offset by a decrease in severance of $1.1 million during the three-month period ended March 31, 2013.

General and administrative expense. General and administrative expense increased $0.4 million, or 10.5%, to $4.2 million for the three-month period ended March 31, 2014 from $3.8 million for the three-month period ended March 31, 2013. This increase was primarily attributable to an increase of $0.4 million in acquisition expenses due to ten properties acquired in the three-month period ended March 31, 2014 as there were no property acquisitions in the three-month period ended March 31, 2013 .

Depreciation and amortization expense. Depreciation and amortization expense increased $3.4 million to $12.0 million for the three-month period ended March 31, 2014 from $8.6 million for the three-month period ended March 31, 2013. The increase is attributable to $2.4 million of depreciation expense from 14 new properties acquired or consolidated since March 31, 2013, $0.7 million from our other consolidated properties and an increase in corporate depreciation of $0.4 million. The increase was partially offset by $0.1 million of depreciation expense related to two properties that were disposed of after March 31, 2013.

Other income (expense)

Gains (losses) on assets. During the three-month period ended March 31, 2014, gains (losses) on assets included a $5.5 million gain on the property acquisitions as the fair value of the property acquired exceeded the purchase price. This was partially offset by a $3.0 million charge off for certain assets that were disposed of and a $0.3 million loss related to the disposition of a real estate property.

Gains (losses) on extinguishment of debt. During the three-month period ended March 31, 2014, gains (losses) on extinguishment of debt is due to the repurchase of $5.8 million principal amount of RAIT I debt notes from the market for $3.4 million of cash.

Change in fair value of financial instruments. During the three-month period ended March 31, 2014, the change in fair value of financial instruments reduced our net income by $24.1 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three- Month Period Ended March 31, 2014	For the Three- Month Period Ended March 31, 2013
Change in fair value of trading securities and security-related receivables	$6,442	$15,113
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(26,354)	(109,874)
Change in fair value of derivatives	(4,227)	(4,996)

Change in fair value of financial instruments	$(24,139)	$(99,757)

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing, redeeming or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $110.1 million as of March 31, 2014;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings, including our CMBS facilities and loan participations; and

•	proceeds from future offerings of our securities, including DRSPP and ATM.

During the period April 1, 2014 through December 31, 2014, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $67.3 million and a weighted average strike rate of 5.25% as of March 31, 2014, will terminate in accordance with their terms. We expect this will result in increased cash flow to us of $2.9 million during the remainder of 2014.

Cash Flows

As of March 31, 2014 and 2013, we maintained cash and cash equivalents of approximately $110.1 million and $63.9 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three-Month Periods Ended March 31
	2014	2013
Cash flow from operating activities	$22,281	$9,606
Cash flow from investing activities	(184,133)	(49,183)
Cash flow from financing activities	183,077	3,390

Net change in cash and cash equivalents	21,225	(36,187)
Cash and cash equivalents at beginning of period	88,847	100,041

Cash and cash equivalents at end of period	$110,072	$63,854

The cash outflow for investing activities for the three-month period ended March 31, 2014 is substantially due to new investments in loans of $225.4 million which exceeded loan repayments and conduit loan sales of $90.7 million. We also had cash outflows of $87.8 million due to the acquisition of real estate properties and capital expenditures in our owned real estate assets. The cash outflow for investing activities for the three-month period ended March 31, 2013 is substantially due to new investments in loans of $97.1 million which exceeded loan repayments and conduit loan sales of $47.0 million.

Cash flow from operating activities for the three-month period ended March 31, 2014, as compared to the same period in 2013, has increased due to reduced interest expense and the timing of payments for various accounts payable and accrued liabilities. This was partially offset by an increase in other assets, including prepaid expenses for insurance and real estate taxes, as the size of our portfolio of real estate properties has grown.

The cash inflow from our financing activities during the three-month period ended March 31, 2014 is primarily due to the issuance of our preferred shares and common shares, proceeds from our repurchase agreements, and the issuance of our 4.0% convertible senior notes. These cash inflows were partially offset by the outflows from the repayments and repurchases of our CDO notes payable and the repayment of one of our secured credit facilities during the three-month period ended March 31, 2014.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities before changes in assets and liabilities. During the three-month period ended March 31, 2014, we paid distributions to our preferred and common shareholders of $16.7 million and generated cash flows from operating activities, before changes in assets and liabilities, of $27.9 million. The cash flow from operating activities of $22.3 million during three-month period ended March 31, 2014 exceeded these distributions paid to our shareholders by $5.6 million. The source of funds used to pay these distributions was cash flows from operations before changes in assets and liabilities, as mentioned above.

Capitalization

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of March 31, 2014: (dollars in thousands)

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$33,058	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	132,419	4.0%	Oct. 2033
Secured credit facilities	5,000	5,000	3.5%	Oct. 2016
Junior subordinated notes, at fair value (3)	18,671	12,515	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	22,133	22,133	2.7%	Nov. 2014 to Oct. 2015
Commercial mortgage facilities	76,951	76,951	2.4%	Dec. 2014 to Jan. 2016

Total recourse indebtedness (4)	323,671	307,176	3.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,162,992	1,161,735	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	857,616	399,448	0.9%	2037 to 2038
CMBS securitization (8)	89,331	89,331	2.2%	Jan. 2029
Loans payable on real estate	297,100	299,548	5.1%	Sep. 2015 to Mar. 2024

Total non-recourse indebtedness	2,407,039	1,950,062	1.3%

Total indebtedness	$2,730,710	$2,257,238	1.6%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.

(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $84.0 million with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1.7 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $1.0 billion principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of March 31, 2014 was $741.7 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(8)	Excludes the FL1 junior notes purchased by us which are eliminated in consolidation. Collateralized by $123.1 million principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2013: (dollars in thousands)

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$32,938	7.0%	Apr. 2031
4.0% convertible senior notes (2)	125,000	116,184	4.0%	Oct. 2033
Secured credit facilities	11,129	11,129	3.2%	Oct. 2016 to Dec. 2016
Junior subordinated notes, at fair value (3)	18,671	11,911	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	30,618	30,618	2.7%	Nov. 2014 to Oct. 2015
Commercial mortgage facility	7,131	7,131	2.8%	Dec. 2014

Total recourse indebtedness (4)	251,715	235,011	3.8%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,204,117	1,202,772	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	865,199	377,235	0.9%	2037 to 2038
CMBS securitization (8)	100,139	100,139	2.1%	Jan. 2029
Loans payable on real estate	171,244	171,244	5.3%	Sep. 2015 to Dec. 2023

Total non-recourse indebtedness	2,340,699	1,851,390	1.1%

Total indebtedness	$2,592,414	$2,086,401	1.4%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $86.0 million with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1.7 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $989.8 million principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2013 was $746.9 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(8)	Excludes the FL1 junior notes purchased by us which are eliminated in consolidation. Collateralized by $131.8 million principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the three-month period ended March 31, 2014 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 149.7815 common shares per $1,000 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $6.68 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods.

4.0% convertible senior notes. The 4.0% Convertible Senior Notes due 2033, or the 4.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 99.2356 common shares per $1,000 principal amount of 4.0% convertible senior notes (equivalent to a current conversion price of $10.08 per common share). Upon conversion of 4.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 4.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

According to FASB ASC Topic 470, “Debt”, we recorded a discount on our issued and outstanding 4.0% convertible senior notes of $1.2 million. This discount reflects the fair value of the embedded conversion option within the 4.0% convertible senior notes and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in the indenture relating to the 4.0% convertible senior notes agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the 4.0% convertible senior notes were issued. The discount will be amortized to interest expense through October 1, 2018, the date at which holders of our 4.0% convertible senior notes could require repayment.

We entered into a second capped call transaction with an affiliate of the underwriter of the 4.0% convertible senior notes to reduce the potential dilution to holders of our common shares upon conversion of the 4.0% convertible senior notes. The second capped call transaction has a cap price of $11.91, which is subject to certain adjustments, and an initial strike price of $9.57, which is subject to certain adjustments and is equivalent to the conversion price of the 4.0% convertible senior notes. The strike price and the cap price of the second capped call transaction are identical to those in the first capped call transaction. The capped calls expire on various dates ranging from June 2018 to October 2018. The capped call transaction is a separate transaction and is not part of the terms of the 4.0% convertible senior notes and will not affect the holders’ rights under the 4.0% convertible senior notes. The capped call transaction meets the criteria for equity classification and was recorded as a reduction to additional paid in capital. The capped call transaction is excluded from the dilutive EPS calculation as their effect would be anti-dilutive.

Secured credit facilities. As of March 31, 2014, we have $2.5 million outstanding under the Independence Realty Operating Partnership, LP, or IROP, credit agreement. The IROP credit agreement has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement.

In January 2014, we repaid the outstanding $6.1 million under our other secured credit facility, including any accrued interest.

CMBS facilities. We maintain CMBS facilities with two investment banks with total borrowing capacity of $250.0 million. The CMBS facilities are repurchase agreements that provide for margin calls in the event the conduit loans financed by the facilities change in value. As of March 31, 2014, we had $22.1 million of outstanding borrowings under the CMBS facilities. As of March 31, 2014, $227.9 million in aggregate principal amount remained available under the CMBS facilities. As of March 31, 2014, we were in compliance with all financial covenants contained in both CMBS facilities.

        Commercial Mortgage Facilities. We maintain a commercial mortgage facility with an investment bank with total borrowing capacity of $150.0 million, or the $150.0 million commercial mortgage facility. The $150.0 million commercial mortgage facility is a repurchase agreement that provides for margin calls in the event the commercial mortgages financed by the facility change in value. As of March 31, 2014, we had $26.4 million of outstanding borrowings under the $150.0 million commercial mortgage facility. As of March 31, 2014, $123.6 million in aggregate principal amount remained available under the $150.0 million commercial mortgage facility. As of March 31, 2014, we were in compliance with all financial covenants contained in the $150.0 million commercial mortgage facility.

On January 27, 2014, we entered into a two year $75.0 million commercial mortgage facility, or the $75.0 million commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its sole discretion. The aggregate principal amount of the $75.0 million commercial mortgage facility is $75.0 million and incurs interest at LIBOR plus 200 basis points. The $75.0 million commercial mortgage facility contains standard margin call provisions and financial covenants. As of March 31, 2014, we had $50.6 million of outstanding borrowings under the $75.0 million commercial mortgage facility. As of March 31, 2014, $24.4 million in aggregate principal amount remained available under the $75.0 million commercial mortgage facility. As of March 31, 2014, we were in compliance with all financial covenants contained in the $75.0 million commercial mortgage facility.

Senior Notes. On April 14, 2014, we issued and sold in a public offering $60.0 million aggregate principal amount of our 7.625% Senior Notes due 2024, or the 7.625% senior notes. After deducting the underwriting discount and the estimated offering costs, we received approximately $57.5 million of net proceeds. Interest on the 7.625% senior notes is paid quarterly with a maturity date of April 15, 2024. The senior notes are not convertible into equity securities of RAIT. They contain financial covenants that are consistent with our other debt agreements.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Two of our consolidated securitizations collateralized primarily by commercial real estate loans, RAIT I and RAIT II, are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of March 31, 2014.

During the three-month period ended March 31, 2014, we repurchased, from the market, a total of $5.8 million in aggregate principal amount of CDO notes payable issued by RAIT I. The aggregate purchase price was $3.4 million and we recorded a gain on extinguishment of debt of $2.4 million.

CDO notes payable, at fair value. Both of our consolidated securitizations collateralized primarily by TruPS, Taberna VIII and Taberna IX, are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC test failures are due to defaulted collateral assets and credit risk securities. During the three month period ended March 31, 2014, $7.6 million of cash flows, which is comprised of $1.5 million that was re-directed from our retained interests in these securitizations and $6.1 million that was from principal collections on the underlying collateral, were used to repay the most senior holders of our CDO notes payable.

CMBS securitization. During the three month period ended March 31, 2014, $10.8 million that was from principal collections on the underlying collateral were used to repay the investment grade senior notes issued by the trust.

Loans payable on real estate. As of March 31, 2014 and December 31, 2013, we had $297.1 million and $171.2 million, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the three-month period ended March 31, 2014, we obtained or assumed five first mortgages on our investments in real estate from third party lenders that have a total aggregate principal balance of $126.6 million, maturity dates ranging from April 2016 to March 2024, and have interest rates ranging from 3.8% to 5.6%.

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

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $41.0 million as of March 31, 2014. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

During the period from the effective date of the purchase agreement through March 31, 2014, we sold the following securities to the investor for an aggregate purchase price of $100.0 million: (i) 4,000,000 Series D Preferred Shares, (ii) warrants exercisable for 9,931,000 common shares (which have subsequently adjusted to 10,153,168 shares as of the date of filing this report); and (iii) investor SARs exercisable with respect to 6,735,667 common shares (which have subsequently adjusted to 6,886,351.2 shares as of the date of filing this report). The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through March 31, 2014: (dollars in thousands)

Aggregate purchase price	$100,000
Initial value of warrants and investor SARs issued to-date	(22,874)
Costs incurred	(6,352)

Total discount		(29,226)
Discount amortization to-date		2,527

Carrying amount of Series D Preferred Shares		$73,301

Preferred Shares

Dividends:

On January 29, 2014, our board of trustees declared a first quarter 2014 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on March 31, 2014 to holders of record on March 3, 2014 and totaled $5.3 million.

At Market Issuance Sales Agreement (ATM):

On January 10, 2014, we agreed with MLV & Co. LLC, or MLV, to terminate the Preferred ATM agreement. We did not incur any termination penalties as a result of the termination of the Preferred ATM agreement.

Common Shares

Dividends:

On March 18, 2014, the board of trustees declared a $0.17 dividend on our common shares to holders of record as of April 4, 2014. The dividend was paid on April 30, 2014 and totaled $13.9 million.

Equity Compensation:

During the three-month period ended March 31, 2014, 20,530 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

On January 29, 2014, the compensation committee awarded 42,217 common share awards, valued at $0.4 million using our closing stock price of $8.29, to the board’s non-management trustees. These awards vested immediately. On January 29, 2014, the compensation committee awarded 293,700 restricted common share awards, valued at $2.4 million using our closing stock price of $8.29, to our executive officers and non-executive officer employees. These awards generally vest over three-year periods.

On January 29, 2014, the compensation committee awarded 891,600 stock appreciation rights, or SARs, valued at $1.2 million based on a Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 29, 2019, the expiration date of the SARs.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

        We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the three-month period ended March 31, 2014, we issued a total of 1,736 common shares pursuant to the DRSPP at a weighted-average price of $8.42 per share and we received $0.1 million of net proceeds. As of March 31, 2014, 7,776,084 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the three-month period ended March 31, 2014, we issued a total of 425,920 common shares pursuant to this agreement at a weighted-average price of $8.36 per share and we received $3.5 million of net proceeds. As of March 31, 2014, 8,134,138 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Common Share Public Offering:

In January 2014, we issued 10,000,000 common shares in an underwritten public offering. The public offering price was $8.52 per share and we received $82.6 million of proceeds.

Off-Balance Sheet Arrangements and Commitments

There have been no material changes in off-balance sheet arrangements or commitments during the three-month period ended March 31, 2014 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2013. Reference is made to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2013 contains a discussion of our critical accounting policies. On January 1, 2013 we adopted a new accounting pronouncement and revised our accounting policies as described below. See Note 2 in our unaudited consolidated financial statements as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of trustees.

Recent Accounting Pronouncements

In April 2014, the FASB issued an accounting standard classified under FASB ASC Topic 205, “Presentation of Financial Statements”. This accounting standard amends existing guidance to change reporting requirements for discontinued operations by requiring the disposal of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2014. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in quantitative and qualitative market risks during the three-month period ended March 31, 2014 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2013. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following common shares to satisfy tax withholding obligations during the quarter ending March, 31, 2014 arising from the vesting of restricted share awards made pursuant to the RAIT Financial Trust 2012 Incentive Award Plan. These common shares may be deemed to be “issuer purchases” of common shares that are required to be disclosed pursuant to the item.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/2014 to 01/31/2014	54,756	(1)	$8.29	(1)	54,756	0
02/01/2014 to 02/28/2014	0		0		0	0
03/01/2014 to 03/31/2014	0		0		0	0
Total	54,756	(1)	$8.29	(1)	54,756	0

(1)	The price reported is the price paid per share using our closing stock price on the New York Stock Exchange on the vesting date of the relevant award.

Item 5.	Other Information

The disclosure below is intended to satisfy any obligation of ours to provide disclosure pursuant to clause (e) of Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

On May 8, 2014 and effective January 29, 2014, we entered into an amendment to the employment agreement of our chairman and chief executive officer, Scott F. Schaeffer, which documented Mr. Schaeffer’s consent to surrendering the title of president in connection with his proposal on January 29, 2014, and our board’s approval of such proposal, to promote Scott L.N. Davidson to serve as our president and to have Mr. Schaeffer continue to serve as our chairman of the board and chief executive officer.

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

RAIT FINANCIAL TRUST (Registrant)

Date: May 12, 2014	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chairman of the Board and Chief Executive Officer
(On behalf of the registrant and as its Principal Executive Officer)

Date: May 12, 2014	By:	/s/ James J. Sebra
James J. Sebra, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1.1	Amended and Restated Declaration of Trust of RAIT Financial Trust (“RAIT”). (1)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. (2)

3.1.3	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. (3)

3.1.4	Certificate of Correction to the Amended and Restated Declaration of RAIT. (4)

3.1.5	Articles of Amendment to Amended and Restated Declaration of RAIT. (5)

3.1.6	Articles of Amendment to Amended and Restated Declaration of RAIT. (6)

3.1.7	Articles Supplementary (the “Series A Articles Supplementary”) relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) of RAIT. (7)

3.1.8	Certificate of Correction to the Series A Articles Supplementary. (7)

3.1.9	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series B Preferred Shares”) of RAIT. (8)

3.1.10	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series C Preferred Shares”) of RAIT. (9)

3.1.11	Articles Supplementary relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (10)

3.1.12	Certificate of Correction relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (11)

3.1.13	Articles Supplementary (the “Series D Articles Supplementary”) relating to the Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”) of RAIT. (12)

3.1.14	Articles Supplementary relating to the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series E Preferred Shares”) of RAIT. (13)

3.1.15	Amendment dated November 30, 2012 to the Series D Articles Supplementary. (13)

3.2	By-laws of RAIT. (14).

4.1.1	Form of Certificate for Common Shares of Beneficial Interest. (6)

4.1.2	Form of Certificate for the Series A Preferred Shares. (15)

4.1.3	Form of Certificate for the Series B Preferred Shares. (8)

4.1.4	Form of Certificate for the Series C Preferred Shares. (9)

4.1.5	Form of Certificate for Series D Preferred Shares. (16)

4.1.6	Form of Certificate for Series E Preferred Shares. (16)

4.2.1	Base Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (17)

Exhibit Number	Description of Documents

4.2.2	Supplemental Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (17)

4.2.3	Form of RAIT 4.00% Convertible Senior Note due 2033 (included in Exhibit 4.2.2).

4.3.1	Base Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (18)

4.3.2	Supplemental Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (18)

4.4	Indenture dated as of October 5, 2011 between RAIT and Wilmington Trust, National Association, as trustee. (19)

4.5.1	Registration Rights Agreement dated as of October 1, 2012 by and among RAIT and ARS VI Investor I, LP (f/k/a ARS VI Investor I, LLC) (“ARS VI”). (12)

4.5.2	Amendment No. 1 to Registration Rights Agreement dated as of April 25, 2014 by and among RAIT and ARS VI. (20)

4.5.3	Common Share Purchase Warrant No. 1 dated October 17, 2012 issued by RAIT to ARS VI. (16)

4.5.4	Common Share Appreciation Right No. 1 dated October 17, 2012 issued by RAIT to ARS VI. (16)

4.5.5	Common Share Purchase Warrant No. 2 dated November 15, 2012 issued by RAIT to ARS VI. (21)

4.5.6	Common Share Appreciation Right No. 2 dated November 15, 2012 issued by RAIT to ARS VI. (21)

4.5.7	Common Share Purchase Warrant No. 3 dated December 18, 2012 issued by RAIT to ARS VI. (22)

4.5.8	Common Share Appreciation Right No. 3 dated December 18, 2012 issued by RAIT to ARS VI. (22)

4.5.9	Common Share Purchase Warrant No. 4 dated March 27, 2014 issued by RAIT Financial Trust to ARS VI. (23)

4.5.10	Common Share Appreciation Right No. 4 dated March 27, 2014 issued by RAIT Financial Trust to ARS VI. (23).

4.6.1	Base Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (24)

4.6.2	Supplemental Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (24)

4.6.3	Form of RAIT 4.00% Convertible Senior Note due 2033 (included in Exhibit 4.6.2). (24)

4.6.4	Second Supplemental Indenture, dated as of April 14, 2014, between RAIT Financial Trust, as issuer, and Wells Fargo Bank, National Association, as trustee. (25)

4.6.5	Form of 7.625% Senior Notes due 2024 (included as Exhibit A to Exhibit 4.6.4 hereto).

Certain Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1	Master Repurchase Agreement dated as of January 24, 2014 among RAIT CRE Conduit II, LLC, as seller, RAIT, as guarantor, and UBS Real Estate Securities Inc., as buyer. (26)

Exhibit Number	Description of Documents

10.2	Guaranty Agreement, dated as of January 24, 2014, of RAIT in favor of UBS Real Estate Securities Inc. (26)

10.3	Employment Agreement dated as of January 29, 2014 between RAIT and Scott L.N. Davidson. (27)

10.4	IAP Form of Share Award Grant Agreement for non-management trustees adopted January 29, 2014.9(28)

10.5.1	Capped Call Confirmation dated February 28, 2014 between RAIT and Barclays Bank PLC (“Barclays”). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment. The omitted portions have been filed with the Securities and Exchange Commission. (29)

10.5.2	Amendment Agreement dated February 28, 2014 between RAIT and Barclays to the Capped Call Confirmation dated December 4, 2013 between RAIT and Barclays.*

10.6.1	First Amendment to Master Repurchase Agreement and other transaction documents dated as of June 30, 2013 among RAIT CMBS Conduit I, LLC (“RAIT CMBS I”), Citibank N.A., (“Citibank”) and RAIT. *

10.6.2	Third Amendment to Master Repurchase Agreement dated as of December 9, 2013 among RAIT CMBS I, Citibank and RAIT. *

10.7.1	First Amendment to Master Repurchase Agreement dated as of December 27, 2011 between Barclays and RAIT CMBS Conduit II, LLC (“RAIT CMBS II”). *

10.7.2	Second Amendment to Master Repurchase Agreement dated as of February 16, 2012 between Barclays and RAIT CMBS II. *

10.8	Amendment No. 1 to Master Repurchase Agreement dated as of March 20, 2014 among Column Financial, Inc. (“Column”) and RAIT CRE Conduit I, LLC (“RAIT CRE I”) and RAIT. *

10.9.1	Amendment No. 1 to Master Repurchase Agreement dated as of March 17, 2014 among UBS Real Estate Securities Inc. (“UBS”), RAIT CRE CONDUIT II, LLC (“RAIT CRE II”) and RAIT. *

10.9.2	Amendment No. 2 to Master Repurchase Agreement dated as of March 27, 2014 among UBS, RAIT CRE II and RAIT. *

10.10	Amendment 2014-1 dated May 8, 2014 and effective January 29, 2014 to the Third Amended and Restated Employment Agreement dated as of August 4, 2011 between RAIT and Scott F. Schaeffer.*

12.1	Statements regarding computation of ratios as of March 31, 2013. *

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. *

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. *

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. *

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. *

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three month periods ended March 31, 2014 and 2013; (ii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013; and (v) Notes to Unaudited Consolidated Financial Statements. *

*	Filed herewith
(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).

(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July, 1 2011 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 25, 2012 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2012 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 4, 2012 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(16)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).
(17)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).
(18)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).
(19)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).
(20)	Incorporated by reference to RAIT’s Registration Statement on Form S-3 (Registration No. 333-195547).
(21)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2012 (File No. 1-14760).
(22)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2012 (File No. 1-14760).
(23)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 27, 2014 (File No. 1-14760).
(24)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).
(25)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on April 14, 2014. (File No. 1-14760).
(26)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 31, 2014 (File No. 1-14760).
(27)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 4, 2014 (File No. 1-14760).
(28)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2013 (File No. 1-14760).
(29)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 28, 2014 (File No. 1-14760).