Form 10-Q
period 2014-06-30
RAIT Financial Trust
filed 2014-08-06
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

A total of 82,509,399 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of August 4, 2014.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of June 30, 2014	As of December 31, 2013
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,323,677	$1,122,377
Allowance for losses	(15,336)	(22,955)

Total investments in mortgages and loans	1,308,341	1,099,422
Investments in real estate, net of accumulated depreciation of $145,751 and $127,745, respectively	1,268,769	1,004,186
Investments in securities and security-related receivables, at fair value	574,178	567,302
Cash and cash equivalents	75,079	88,847
Restricted cash	102,189	121,589
Accrued interest receivable	52,857	48,324
Other assets	72,165	57,081
Deferred financing costs, net of accumulated amortization of $21,484 and $17,768, respectively	22,469	18,932
Intangible assets, net of accumulated amortization of $8,960 and $4,564, respectively	23,100	21,554

Total assets	$3,499,147	$3,027,237

Liabilities and Equity
Indebtedness ($425,927 and $389,146 at fair value, respectively)	$2,417,170	$2,086,401
Accrued interest payable	31,177	26,936
Accounts payable and accrued expenses	28,683	32,447
Derivative liabilities	95,974	113,331
Deferred taxes, borrowers’ escrows and other liabilities	128,665	79,462

Total liabilities	2,701,669	2,338,577
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 4,000,000 and 2,600,000 shares issued and outstanding, respectively	74,723	52,970
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 and 4,760,000 shares authorized, respectively, 4,069,288 shares issued and outstanding	41	41
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,288,465 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,100 shares issued and outstanding	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	0	0
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 82,507,410 and 71,447,437 issued and outstanding, respectively, including 541,825 and 369,500 unvested restricted common share awards, respectively	2,474	2,143
Additional paid in capital	2,007,593	1,920,455
Accumulated other comprehensive income (loss)	(50,226)	(63,810)
Retained earnings (deficit)	(1,326,186)	(1,257,306)

Total shareholders’ equity	633,736	601,563
Noncontrolling interests	89,019	34,127

Total equity	722,755	635,690

Total liabilities and equity	$3,499,147	$3,027,237

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2014	2013	2014	2013
Revenue:
Investment interest income	$34,646	$31,256	$69,609	$62,536
Investment interest expense	(7,523)	(7,278)	(14,706)	(14,761)

Net interest margin	27,123	23,978	54,903	47,775
Rental income	39,214	27,858	74,390	55,027
Fee and other income	6,919	6,786	11,271	14,071

Total revenue	73,256	58,622	140,564	116,873
Expenses:
Interest expense	13,241	9,978	24,846	19,644
Real estate operating expense	19,690	14,911	37,773	29,321
Compensation expense	7,376	6,337	15,931	13,284
General and administrative expense	4,874	3,562	9,075	7,338
Provision for losses	1,000	500	2,000	1,000
Depreciation and amortization expense	13,441	8,618	25,483	17,188

Total expenses	59,622	43,906	115,108	87,775

Operating Income	13,634	14,716	25,456	29,098
Other income (expense)	5	69	15	145
Gains (losses) on assets	(7,599)	224	(5,375)	221
Gains (losses) on extinguishment of debt	0	—	2,421	—
Change in fair value of financial instruments	(25,071)	(76,020)	(49,210)	(175,777)

Income (loss) before taxes	(19,031)	(61,011)	(26,693)	(146,313)
Income tax benefit (provision)	21	673	260	634

Net income (loss)	(19,010)	(60,338)	(26,433)	(145,679)
(Income) loss allocated to preferred shares	(7,415)	(5,589)	(13,221)	(10,807)
(Income) loss allocated to noncontrolling interests	775	50	(583)	77

Net income (loss) allocable to common shares	$(25,650)	$(65,877)	$(40,237)	$(156,409)

Earnings (loss) per share—Basic:
Earnings (loss) per share—Basic	$(0.31)	$(0.94)	$(0.50)	$(2.40)

Weighted-average shares outstanding—Basic	81,778,947	69,757,807	80,636,895	65,086,432

Earnings (loss) per share—Diluted:
Earnings (loss) per share—Diluted	$(0.31)	$(0.94)	$(0.50)	$(2.40)

Weighted-average shares outstanding—Diluted	81,778,947	69,757,807	80,636,895	65,086,432

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2014	2013	2014	2013
Net income (loss)	$(19,010)	$(60,338)	$(26,433)	$(145,679)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(644)	1,794	(1,196)	1,262
Realized (gains) losses on interest rate hedges reclassified to earnings	7,243	8,098	14,780	16,384

Total other comprehensive income (loss)	6,599	9,892	13,584	17,646

Comprehensive income (loss) before allocation to noncontrolling interests	(12,411)	(50,446)	(12,849)	(128,033)
Allocation to noncontrolling interests	775	50	(583)	77

Comprehensive income (loss)	$(11,636)	$(50,396)	$(13,432)	$(127,956)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statement of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2014	4,069,288	$41	2,288,465	$23	1,640,100	$17	71,447,437	$2,143	$1,920,455	$(63,810)	$(1,257,306)	$601,563	$34,127	$635,690
Net income (loss)	0	0	0	0	0	0	0	0	0	0	(27,016)	(27,016)	583	(26,433)
Preferred dividends	0	0	0	0	0	0	0	0	0	0	(13,221)	(13,221)	0	(13,221)
Common dividends declared	0	0	0	0	0	0	0	0	0	0	(28,643)	(28,643)	0	(28,643)
Other comprehensive income (loss), net	0	0	0	0	0	0	0	0	0	13,584	0	13,584	0	13,584
Stock compensation expense	0	0	0	0	0	0	0	0	(4,861)	0	0	(4,861)	0	(4,861)
Issuance of noncontrolling interests	0	0	0	0	0	0	0	0	0	0	0	0	58,241	58,241
Distribution to noncontrolling interests	0	0	0	0	0	0	0	0	0	0	0	0	(3,932)	(3,932)
Common shares issued for equity compensation	0	0	0	0	0	0	415,220	12	4,472	0	0	4,484	0	4,484
Common shares issued, net	0	0	0	0	0	0	10,644,753	319	87,826	0	0	88,145	0	88,145
4.0% convertible senior notes embedded conversion option	0	0	0	0	0	0	0	0	1,182	0	0	1,182	0	1,182
4.0% convertible senior notes capped call	0	0	0	0	0	0	0	0	(1,481)	0	0	(1,481)	0	(1,481)

Balance, June 30, 2014	4,069,288	$41	2,288,465	$23	1,640,100	$17	82,507,410	$2,474	$2,007,593	$(50,226)	$(1,326,186)	$633,736	$89,019	$722,755

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six-Month Periods Ended June 30
	2014	2013
Operating activities:
Net income (loss)	$(26,433)	$(145,679)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	2,000	1,000
Share-based compensation expense	2,629	1,466
Depreciation and amortization	25,483	17,188
Amortization of deferred financing costs and debt discounts	4,646	3,499
Accretion of discounts on investments	(1,986)	(5,086)
(Gains) losses on assets	5,375	(221)
(Gains) losses on extinguishment of debt	(2,421)	0
Change in fair value of financial instruments	49,210	175,777
Provision (benefit) for deferred taxes	(288)	0
Changes in assets and liabilities:
Accrued interest receivable	(7,196)	(4,618)
Other assets	(9,246)	(9,322)
Accrued interest payable	(10,298)	(12,710)
Accounts payable and accrued expenses	(6,824)	387
Deferred taxes, borrowers’ escrows and other liabilities	12,578	(571)

Cash flow from operating activities	37,229	21,110
Investing activities:
Proceeds from sales of other securities	1,971	70,501
Purchase and origination of loans for investment	(462,991)	(251,085)
Principal repayments on loans	88,322	9,354
Sales of conduit loans	119,356	120,195
Investments in real estate	(133,596)	(11,511)
Proceeds from the disposition of real estate	3,820	0
(Increase) Decrease in restricted cash	34,739	(3,777)

Cash flow from investing activities	(348,379)	(66,323)
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(12,596)	(8,368)
Proceeds from secured credit facilities and loans payable on real estate	46,313	0
Repayments and repurchase of CDO notes payable	(131,200)	(72,910)
Proceeds from issuance of senior notes from CMBS transaction	155,001	0
Proceeds from issuance of 4.0% convertible senior notes	16,750	0
Proceeds from issuance of 7.625% senior unsecured notes	60,000	0
Proceeds from repurchase agreements	209,605	23,049
Repayments of repurchase agreements	(170,463)	(8,331)
Issuance (acquisition) of noncontrolling interests	49,428	196
Payments for deferred costs and convertible senior note hedges	(7,528)	(126)
Preferred share issuance, net of costs incurred	33,552	14,506
Common share issuance, net of costs incurred	85,051	76,749
Distributions paid to preferred shareholders	(11,291)	(4,840)
Distributions paid to common shareholders	(25,240)	(14,352)

Cash flow from financing activities	297,382	5,573

Net change in cash and cash equivalents	(13,768)	(39,640)
Cash and cash equivalents at the beginning of the period	88,847	100,041

Cash and cash equivalents at the end of the period	$75,079	$60,401

Supplemental cash flow information:
Cash paid for interest	$17,727	$15,962
Cash paid for taxes	62	265
Non-cash increase in investments in real estate from conversion of loans	28,700	36,950
Non-cash increase in non-controlling interests from property acquisition	1,986	1,618
Non-cash decrease in indebtedness from debt extinguishments	(2,421)	0
Non-cash increase in indebtedness from the assumption of debt from property acquisitions	111,986	0
Non-cash increase in other assets from business combination	7,302	0

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

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

For the six-month period ended June 30, 2014, gains (losses) on assets in the accompanying consolidated statement of operations includes the write-off of assets totaling $3,001 that were associated with property transactions completed in a prior period.

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

We expanded our third party property management platform and own a retail property management firm, which managed 63 properties representing 18,235,198 square feet in 25 states as of June 30, 2014. As of June 30, 2014, we have goodwill with a balance of $14,752 and identifiable intangible assets of $19,050.

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

As of June 30, 2014

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

e. Allowance for Losses, Impaired Loans and Non-accrual Status

We maintain an allowance for losses on our investments in commercial mortgages, mezzanine loans and other loans. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. Management reviews loans for impairment and establishes specific reserves when a loss is probable under the provisions of FASB ASC Topic 310, “Receivables.” A loan is impaired when it is probable that we may not collect all principal and interest payments according to the contractual terms. As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. If any trends or characteristics indicate that it is probable that other loans, with similar characteristics to those of impaired loans, have incurred a loss, we consider whether an allowance for loss is needed pursuant to FASB ASC Topic 450, “Contingencies.” Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days. Payments received for non-accrual or impaired loans are applied to principal until the loan is removed from non-accrual status or no longer impaired. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. The allowance for losses is increased by charges to operations and decreased by charge-offs (net of recoveries). Management charges off loans when the investment is no longer realizable and legally discharged.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

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

During the three-month periods ended June 30, 2014 and 2013, we received $1,515 and $1,223, respectively, of earned asset management fees, of which we eliminated $1,180 and $863, respectively, of management fee income associated with consolidated securitizations.

During the six-month periods ended June 30, 2014 and 2013, we received $2,644 and $2,439, respectively, of earned asset management fees, of which we eliminated $2,022 and $1,746, respectively, of management fee income associated with consolidated CDOs.

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

As of June 30, 2014

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

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our customer relationships was $21,726 as of June 30, 2014 and December 31, 2013. The gross carrying amount for our in-place leases was $8,834 and $2,892 as of June 30, 2014 and December 31, 2013, respectively. The gross carrying amount for our trade name was $1,500 as of June 30, 2014 and December 31, 2013, respectively. The accumulated amortization for our intangible assets was $8,960 and $4,564 as of June 30, 2014 and December 31, 2013, respectively. We recorded amortization expense of $2,449 and $531 for the three-month periods ended June 30, 2014 and 2013, respectively, and $4,396 and $1,091 for the six-month periods ended June 30, 2014 and 2013, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $2,989 for the remainder of 2014, $3,438 for 2015, $3,155 for 2016, $2,237 for 2017, $1,988 for 2018 and $9,293 thereafter.

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

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard is effective for annual reporting periods beginning after December 15, 2016. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of June 30, 2014:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages	$1,020,026	$(16,975)	$1,003,051	85	6.0%	Aug. 2014 to Jul. 2044
Mezzanine loans	263,113	(2,793)	260,320	80	9.5%	Sep. 2014 to Jan. 2029
Preferred equity interests	42,609	(888)	41,721	10	7.7%	May 2015 to Aug. 2025

Total CRE Loans	1,325,748	(20,656)	1,305,092	175	6.8%
Other loans	20,138	66	20,204	1	2.8%	Oct. 2016

Total Loans	$1,345,886	$(20,590)	$1,325,296	176	6.7%

Deferred fees	(1,619)	0	(1,619)

Total investments in loans	$1,344,267	$(20,590)	$1,323,677

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.

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

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

During the six-month period ended June 30, 2014, we completed the conversion of one commercial real estate loan with a carrying value of $28,588 to real estate owned property and we recorded a gain on asset of $112 as the value of the real estate exceeded the carrying amount of the converted loan. During the six-month period ended June 30, 2013, we did not convert any commercial real estate loans to owned real estate property.

In June 2014, we sold all of the remaining interests, held by Taberna VIII and Taberna IX, in one of our other investments with an unpaid principal balance of $10,488 for $2,850. We recorded a loss on sale of asset of $7,638 due to the illiquid nature of the investment.

The following table summarizes the delinquency statistics of our commercial real estate loans as of June 30, 2014 and December 31, 2013:

Delinquency Status	As of June 30, 2014	As of December 31, 2013
30 to 59 days	$248	$0
60 to 89 days	5,211	6,441
90 days or more	20,390	2,163
In foreclosure or bankruptcy proceedings	9,879	16,002

Total	$35,728	$24,606

As of June 30, 2014 and December 31, 2013, approximately $30,269 and $37,073, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 6.4% and 6.3%, respectively.

During the three-month period ended June 30, 2014, we removed a loan with an unpaid principal balance of $5,500 from non-accrual status. The carrying amount of this loan is $4,330 as it was acquired at a discount. We recorded $882 of accrued interest which represents the interest during the time the loan was on non-accrual status. Management believes the entire unpaid principal balance and all accrued interest is collectible.

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for our commercial mortgages mezzanine loans, and other loans for the three-month periods ended June 30, 2014 and 2013:

	For the Three-Month Period Ended June 30, 2014	For the Three-Month Period Ended June 30, 2013
Beginning balance	$14,279	$26,206
Provision	1,000	500
Charge-offs, net of recoveries	57	(2,484)

Ending balance	$15,336	$24,222

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans, and other loans for the six-month periods ended June 30, 2014 and 2013:

	For the Six-Month Period Ended June 30, 2014	For the Six-Month Period Ended June 30, 2013
Beginning balance	$22,955	$30,400
Provision	2,000	1,000
Charge-offs, net of recoveries	(9,619)	(7,178)

Ending balance	$15,336	$24,222

As of June 30, 2014 and December 31, 2013, we identified 9 and 10, respectively, commercial mortgages, mezzanine loans and other loans with unpaid principal balances and recorded investment of $21,337 and $30,143, respectively, as impaired.

The average unpaid principal balance and recorded investment of total impaired loans was $21,213 and $45,979 during the three-month periods ended June 30, 2014 and 2013, respectively, and $24,190 and $46,450 during the six-month periods ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there are no impaired loans in which there is no allowance. We recorded interest income from impaired loans of $1 and $2 for the three-month periods ended June 30, 2014 and 2013, respectively. We recorded interest income from impaired loans of $3 and $21 for the six-month periods ended June 30, 2014 and 2013, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring (TDR) under FASB ASC Topic 310, “Receivables”. During the six-month period ended June 30, 2014, we have determined that a modification to one commercial real estate loan constituted a TDR as the borrower was experiencing financial difficulties and we, as the lender granted a concession to the borrower by deferring principal payments to future periods. The outstanding recorded investment was $11,140 both before and after the modification. As of June 30, 2014, there were no TDRs that subsequently defaulted for modifications within the previous 12 months.

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of June 30, 2014:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS and subordinated debentures	$620,376	$0	$(131,818)	$488,558	3.7%	19.9
Other securities	12,604	0	(12,604)	0	4.7%	38.4

Total trading securities	632,980	0	(144,422)	488,558	3.8%	20.3
Available-for-sale securities	3,600	0	(2,970)	630	2.0%	28.4
Security-related receivables
TruPS and subordinated debenture receivables	32,900	0	(25,159)	7,741	3.4%	17.8
Unsecured REIT note receivables	30,000	2,932	0	32,932	6.7%	2.6
CMBS receivables (2)	61,847	2,183	(20,774)	43,256	5.6%	30.3
Other securities	28,336	0	(27,275)	1,061	2.3%	35.8

Total security-related receivables	153,083	5,115	(73,208)	84,990	4.7%	23.2

Total investments in securities	$789,663	$5,115	$(220,600)	$574,178	3.9%	21.0

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $10,134 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $25,181 that are rated “BBB+” and “B-” by Standard & Poor’s, securities with a fair value totaling $6,860 that are rated “CCC” by Standard & Poor’s and securities with a fair value totaling $1,081 that are rated “D” by Standard & Poor’s.

All of our gross unrealized losses at June 30, 2014 were greater than 12 months.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

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

The following table summarizes the non-accrual status of our investments in securities:

	As of June 30, 2014			As of December 31, 2013
	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$83,557	1.8%	$650	$83,557	1.8%	$5,678
Other securities	36,837	3.2%	630	41,019	3.1%	11
CMBS receivables	16,715	5.9%	182	22,772	5.9%	447

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of June 30, 2014 and December 31, 2013, investment in securities of $653,276 in principal amount of TruPS and subordinated debentures, and $85,383 and $91,383, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	As of June 30, 2014		As of December 31, 2013
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family real estate properties (a)	$957,858	47	$716,708	37
Office real estate properties	322,477	13	282,371	11
Retail real estate properties	84,088	4	83,653	4
Parcels of land	50,097	10	49,199	10

Subtotal	1,414,520	74	1,131,931	62
Less: Accumulated depreciation and amortization (a)	(145,751)		(127,745)

Investments in real estate	$1,268,769		$1,004,186

(a)	Includes 19 apartment properties owned by Independence Realty Trust, Inc., with 5,342 units and a book value of $362,323 and accumulated depreciation of $18,804 as of June 30, 2014.

As of June 30, 2014, our investments in real estate of $1,268,769 are financed through $311,576 of mortgages held by third parties and $939,962 of mortgages held by our RAIT I and RAIT II CDO securitizations. As of December 31, 2013, our investments in real estate of $1,004,186 are financed through $171,223 of mortgages held by third parties and $864,689 of mortgages held by our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

Acquisitions:

During the six-month period ended June 30, 2014, we acquired 11 multi-family properties and two office properties with a combined purchase price of $282,280, for which we assumed first mortgages on some of these properties. Upon acquisition, we recorded the investment in real estate, including any related working capital and intangible assets, at fair value of $287,931 and recorded a gain on assets of $5,651. Of these acquisitions, Independence Realty Trust, Inc., or IRT, acquired nine properties at a fair value of $173,881. We consolidate IRT as it is a VIE and we are the primary beneficiary. See Note 9 for additional disclosures pertaining to VIEs.

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the 13 properties acquired during the six-month period ended June 30, 2014, on the respective date of each acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$281,989
Cash and cash equivalents	283
Restricted cash	1,565
Other assets	1,667
Deferred financing costs	711
Intangible assets	5,942

Total assets acquired	292,157
Liabilities assumed:
Loans payable on real estate	126,485
Accounts payable and accrued expenses	3,882
Other liabilities	2,209

Total liabilities assumed	132,576
Noncontrolling interests assumed:	3,000

Estimated fair value of net assets acquired	$156,581

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective conversion date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans and cash	$149,481
Other considerations	7,100

Total fair value of consideration transferred	$156,581

During the six-month period ended June 30, 2014, these investments contributed revenue of $12,003 and a net income allocable to common shares of $996. During the six-month period ended June 30, 2014, we incurred $456 of third-party acquisition-related costs, which is included in general and administrative expense in the accompanying consolidated statements of operations.

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

Description	For the Six-Month Period Ended June 30, 2014	For the Six-Month Period Ended June 30, 2013
Total revenue of real estate properties acquired, as reported	$12,003	$0
Pro forma revenue of real estate properties acquired	17,722	17,406
Net income (loss) allocable to common shares of real estate properties acquired, as reported	996	0
Pro forma net income (loss) allocable to common shares of real estate properties acquired	2,167	3,511
Earnings (loss) per share attributable to common shareholders of real estate properties acquired
Basic and diluted—as reported	0.01	0.00
Basic and diluted—as pro forma	0.03	0.05

We have not yet completed the process of estimating the fair value of assets acquired and liabilities assumed. Accordingly, our preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as we complete the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in our financial statements retrospectively. During the six-month period ended June 30, 2014, we have not recorded any adjustments for prior period real estate acquisitions.

Dispositions:

During the six-month period ended June 30, 2014, we disposed of one multi-family real estate property for a total sale price of $4,250. We recorded a loss on the sale of this asset of $2,528, of which $321 is included in the accompanying consolidated statements of operations during the six-month period ended June 30, 2014.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of June 30, 2014:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$33,178	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	133,086	4.0%	Oct. 2033
7.625% senior notes	60,000	60,000	7.6%	Apr. 2024
Secured credit facilities	12,150	12,150	2.9%	Oct. 2016
Junior subordinated notes, at fair value (3)	18,671	12,740	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	31,194	31,194	2.7%	Nov. 2014 to Oct. 2015
Commercial mortgage facilities	45,697	45,697	2.2%	Dec. 2014 to Jan. 2016

Total recourse indebtedness (4)	368,628	353,145	4.2%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,103,822	1,101,867	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	852,643	413,187	0.9%	2037 to 2038
CMBS securitizations (8)	235,232	235,232	1.9%	Jan. 2029 to May 3031
Loans payable on real estate (9)	311,596	313,739	5.0%	Sep. 2015 to Jun. 2024

Total non-recourse indebtedness	2,503,293	2,064,025	1.4%

Total indebtedness	$2,871,921	$2,417,170	1.7%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $82,000 with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1,600,964 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $968,741 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of June 30, 2014 was $739,773. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(8)	Excludes the FL1 junior notes and the FL2 junior notes purchased by us which are eliminated in consolidation. Collateralized by $304,885 principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(9)	Includes $201,335 of unpaid principal balance with a carrying amount of $203,478 of mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 4.3% and has a range of maturity dates from April 2016 to March 2024.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2013:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$32,938	7.0%	Apr. 2031
4.0% convertible senior notes (2)	125,000	116,184	4.0%	Oct. 2033
Secured credit facilities	11,129	11,129	3.2%	Oct. 2016 to Dec. 2016
Junior subordinated notes, at fair value (3)	18,671	11,911	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	30,618	30,618	2.7%	Nov. 2014 to Oct. 2015
Commercial mortgage facility	7,131	7,131	2.8%	Dec. 2014

Total recourse indebtedness (4)	251,715	235,011	3.8%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,204,117	1,202,772	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	865,199	377,235	0.9%	2037 to 2038
CMBS securitization (8)	100,139	100,139	2.1%	Jan. 2029
Loans payable on real estate (9)	171,244	171,244	5.3%	Sep. 2015 to Dec. 2023

Total non-recourse indebtedness	2,340,699	1,851,390	1.1%

Total indebtedness	$2,592,414	$2,086,401	1.4%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $86,000 with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1,662,537 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $989,781 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2013 was $746,939. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(8)	Excludes the FL1 junior notes purchased by us which are eliminated in consolidation. Collateralized by $131,843 principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(9)	Includes $100,803 of unpaid principal balance and carrying amount of mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.8% and has a range of maturity dates from January 2019 to November 2022.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

The current status or activity in our financing arrangements occurring as of or during the six-month period ended June 30, 2014 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 153.0814 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $6.53 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods. Holders of 7.0% convertible senior notes may require us to repurchase all or a portion of the 7.0% convertible senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest on April 1, 2016, April 1, 2021, and April 1, 2026, or upon the occurrence of certain defined fundamental changes.

4.0% convertible senior notes. The 4.0% Convertible Senior Notes due 2033, or the 4.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 101.2560 common shares per $1 principal amount of 4.0% convertible senior notes (equivalent to a current conversion price of $9.88 per common share). Upon conversion of 4.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 4.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods. Holders of 4.0% convertible senior notes may require us to repurchase all or a portion of the 4.0% convertible senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest on October 1, 2018, October 1, 2023, and October 1, 2028, or upon the occurrence of certain defined fundamental changes.

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

7.625% senior notes. On April 14, 2014, we issued and sold in a public offering $60,000 aggregate principal amount of our 7.625% Senior Notes due 2024, or the 7.625% senior notes. After deducting the underwriting discount and the estimated offering costs, we received approximately $57,500 of net proceeds. Interest on the 7.625% senior notes is paid quarterly with a maturity date of April 15, 2024. The 7.625% senior notes are subject to redemption at our option, in whole or in part, at any time on or after April 15, 2017, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date and are subject to repurchase by us at the option of the holders following a defined fundamental change, at a repurchase price equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The senior notes are not convertible into equity securities of RAIT. They contain financial covenants that are consistent with our other debt agreements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

Secured credit facilities. As of June 30, 2014, we have $12,150 outstanding under the Independence Realty Operating Partnership, LP, or IROP, credit agreement. The IROP credit agreement has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement.

In January 2014, we repaid the outstanding $6,143 under our other secured credit facility, including any accrued interest.

CMBS facilities. We maintain CMBS facilities with two investment banks with total borrowing capacity of $250,000. The CMBS facilities are repurchase agreements that provide for margin calls in the event the conduit loans financed by the facilities change in value. As of June 30, 2014, we had $31,194 of outstanding borrowings under the CMBS facilities. As of June 30, 2014, $218,806 in aggregate principal amount remained available under the CMBS facilities. As of June 30, 2014, we were in compliance with all financial covenants contained in both CMBS facilities.

On July 28, 2014, we entered into an amended and restated master repurchase agreement, or the Amended MRA, with the investment bank for one of our CMBS facilities. The Amended MRA added defined floating-rate whole loans and senior interests in whole loans as eligible purchased assets which we could sell to the investment bank and later repurchase. All eligible purchased assets must be acceptable to the investment bank in its sole discretion. The Amended MRA increased the aggregate principal amount available under the facility to $200,000 from $100,000 provided that the aggregate outstanding purchase price under the Amended MRA at any time for all floating rate loans cannot exceed $100,000. Fixed rate loans incur interest at LIBOR plus 250 basis points and floating rate loans incur interest at LIBOR plus 200 basis points. The Amended MRA contains standard margin call provisions and financial covenants. The expiration date of the Amended MRA is July 28, 2016.

Commercial Mortgage Facilities. On January 27, 2014, we entered into a two year $75,000 commercial mortgage facility, or the $75,000 commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its sole discretion. The aggregate principal amount of the $75,000 commercial mortgage facility is $75,000 and incurs interest at LIBOR plus 200 basis points. The $75,000 commercial mortgage facility contains standard margin call provisions and financial covenants. As of June 30, 2014, we had $45,697 of outstanding borrowings under the $75,000 commercial mortgage facility. As of June 30, 2014, $29,303 in aggregate principal amount remained available under the $75,000 commercial mortgage facility. As of June 30, 2014, we were in compliance with all financial covenants contained in the $75,000 commercial mortgage facility.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Two of our consolidated securitizations collateralized primarily by commercial real estate loans, RAIT I and RAIT II, are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of June 30, 2014.

During the six-month period ended June 30, 2014, we repurchased, from the market, a total of $5,800 in aggregate principal amount of CDO notes payable issued by RAIT I. The aggregate purchase price was $3,379 and we recorded a gain on extinguishment of debt of $2,421.

CDO notes payable, at fair value. Both of our consolidated securitizations collateralized primarily by TruPS, Taberna VIII and Taberna IX, are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC test failures are due to defaulted collateral assets and credit risk securities. During the six-month period ended June 30, 2014, $12,557 of cash flows, which is comprised of $2,800 that was re-directed from our retained interests in these securitizations and $9,757 that was from principal collections on the underlying collateral, were used to repay the most senior holders of our CDO notes payable.

CMBS securitizations. During the six-month period ended June 30, 2014, $20,768 that was from principal collections on the underlying collateral were used to repay the investment grade senior notes issued by RAIT FL1.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

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

Loans payable on real estate. As of June 30, 2014 and December 31, 2013, we had $313,739 and $171,244, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the six-month period ended June 30, 2014, we obtained or assumed six first mortgages on our investments in real estate from third party lenders that have a total aggregate principal balance of $141,948, maturity dates ranging from April 2016 to June 2024, and have interest rates ranging from 3.8% to 5.6%.

Subsequent to June 30, 2014, we obtained two first mortgages on our investments in real estate from third party lenders that have a total aggregate principal balance of $27,385, maturity dates of August 2024, and have interest rates of 3.95%.

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

Interest Rate Swaps and Caps

We have entered into various interest rate swap and cap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of June 30, 2014, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014			As of December 31, 2013
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$1,086,659	$41	$(95,974)	$1,071,447	$183	$(113,331)
Interest rate caps	36,000	713	0	36,000	1,122	0

Net fair value	$1,122,659	$754	$(95,974)	$1,107,447	$1,305	$(113,331)

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

During the period July 1, 2014 through December 31, 2014, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $43,000 and a weighted average strike rate of 5.25% as of June 30, 2014, will terminate in accordance with their terms.

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $7,243 and $8,098, respectively, to earnings for the three-month periods ended June 30, 2014 and 2013 and $14,780 and $16,384 for the six-month periods ended June 30, 2014 and 2013.

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated interest rate swaps associated with these CDO notes payable was discontinued and amounts are reclassified from accumulated other comprehensive income to earnings over the remaining life of the interest rate swaps. As of June 30, 2014, the notional value associated with these interest rate swaps where hedge accounting was discontinued was $561,151 and had a liability balance with a fair value of $61,363. See Note 8: “Fair Value of Financial Instruments” for the changes in value of these hedges during the three-month and six-month periods ended June 30, 2014 and 2013. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

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

The following table summarizes the carrying amount and the fair value of our financial instruments as of June 30, 2014:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans, other loans and preferred equity interests, net	$1,308,341	$1,250,653
Investments in securities and security-related receivables	574,178	574,178
Cash and cash equivalents	75,079	75,079
Restricted cash	102,189	102,189
Derivative assets	754	754
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	33,178	45,819
4.0% convertible senior notes	133,086	137,918
7.625% senior notes	60,000	59,472
Secured credit facilities	12,150	12,150
Junior subordinated notes, at fair value	12,740	12,740
Junior subordinated notes, at amortized cost	25,100	14,468
CMBS facilities	31,194	31,194
Commercial mortgage facility	45,697	45,697

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

Financial Instrument	Carrying Amount	Estimated Fair Value
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,101,867	935,577
CDO notes payable, at fair value	413,187	413,187
CMBS securitizations	235,232	235,004
Loans payable on real estate	313,739	317,005
Derivative liabilities	95,974	95,974
Warrants and investor SARs	41,786	41,786

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

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

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of June 30, 2014
Trading securities
TruPS	$0	$0	$488,558	$488,558
Other securities	0	0	0	0
Available-for-sale securities	0	630	0	630
Security-related receivables
TruPS receivables	0	0	7,741	7,741
Unsecured REIT note receivables	0	32,932	0	32,932
CMBS receivables	0	43,256	0	43,256
Other securities	0	1,061	0	1,061
Derivative assets	0	754	0	754

Total assets	$0	$78,633	$496,299	$574,932

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of June 30, 2014
Junior subordinated notes, at fair value	$0	$0	$12,740	$12,740
CDO notes payable, at fair value	0	0	413,187	413,187
Derivative liabilities	0	34,611	61,363	95,974
Warrants and investor SARs	0	0	41,786	41,786

Total liabilities	$0	$34,611	$529,076	$563,687

(a)	During the six-month period ended June 30, 2014, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, duration, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Generally, an increase in the yields, credit spreads or estimated duration will decrease the fair value of our financial instruments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value, as determined by management, may fluctuate from period to period and any ultimate liquidation or sale of the investment may result in proceeds that may be significantly different than fair value. The weighted average effective dollar price of our TruPS and TruPS receivables as of June 30, 2014 and December 31, 2013 was 76 and 75, respectively.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the six-month period ended June 30, 2014:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2013	$480,845	$8,211	$489,056
Change in fair value of financial instruments	7,713	(470)	7,243
Purchases	0	0	0
Principal Repayments	0	0	0

Balance, as of June 30, 2014	$488,558	$7,741	$496,299

Liabilities	Derivative Liabilities	Warrants and investor SARs	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2013	$67,405	$31,304	$377,235	$11,911	$487,855
Change in fair value of financial instruments	(6,042)	(3,259)	48,506	829	40,034
Purchases	0	13,741	0	0	13,741
Sales	0	0	0	0	0
Principal repayments	0	0	(12,554)	0	(12,554)

Balance, as of June 30, 2014	$61,363	$41,786	$413,187	$12,740	$529,076

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

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

				Fair Value Measurement
	Carrying Amount as of June 30, 2014	Estimated Fair Value as of June 30, 2014	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans, net	$1,308,341	$1,250,653	Discounted cash flows	$0	$0	$1,250,653
7.0% convertible senior notes	33,178	45,819	Trading price	45,819	0	0
4.0% convertible senior notes	133,086	137,918	Trading price	137,918	0	0
7.625% senior notes	60,000	59,472	Trading price	59,472	0	0
Junior subordinated notes, at amortized cost	25,100	14,468	Discounted cash flows	0	0	14,468
CDO notes payable, at amortized cost	1,101,867	935,577	Discounted cash flows	0	0	935,577
CMBS securitizations	235,232	235,004	Discounted cash flows	0	0	235,004
Loans payable on real estate	313,739	317,005	Discounted cash flows	0	0	317,005

				Fair Value Measurement
	Carrying Amount as of December 31, 2013	Estimated Fair Value as of December 31, 2013	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,122,377	$1,083,118	Discounted cash flows	$0	$0	$1,083,118
7.0% convertible senior notes	32,938	47,778	Trading price	47,778	0	0
4.0% convertible senior notes	116,184	124,063	Trading price	124,063	0	0
Junior subordinated notes, at amortized cost	25,100	14,007	Discounted cash flows	0	0	14,007
CDO notes payable, at amortized cost	1,202,772	724,885	Discounted cash flows	0	0	724,885
CMBS securitization	100,139	100,214	Discounted cash flows	0	0	100,214
Loans payable on real estate	171,244	176,979	Discounted cash flows	0	0	176,979

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” and derivatives as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
Description	2014	2013	2014	2013
Change in fair value of trading securities and security-related receivables	$2,132	$3,053	$8,574	$18,166
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(19,719)	(80,393)	(46,073)	(190,267)
Change in fair value of derivatives	(7,484)	1,320	(11,711)	(3,676)

Change in fair value of financial instruments	$(25,071)	$(76,020)	$(49,210)	$(175,777)

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and other liabilities for which the fair value option was elected for the three-month and six-month periods ended June 30, 2014 and 2013 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was due to repayments at par because of OC failures when the CDO notes have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the three-month and six-month periods ended June 30, 2014 and 2013 was mainly due to changes in interest rates.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 9: VARIABLE INTEREST ENTITIES

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date. As of June 30, 2014 and December 31, 2013, our consolidated VIEs were: Taberna VIII, Taberna IX, RAIT I, RAIT II, Independence Realty Trust, Inc., Willow Grove and Cherry Hill.

	As of June 30, 2014	As of December 31, 2013
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,745,612	$1,816,507
Allowance for losses	(13,768)	(17,250)

Total investments in mortgages and loans	1,731,844	1,799,257
Investments in real estate, net of accumulated depreciation of $22,013 and 18,538, respectively	363,697	194,648
Investments in securities and security-related receivables, at fair value	572,634	566,577
Cash and cash equivalents	8,333	3,599
Restricted cash	26,037	40,793
Accrued interest receivable	79,716	68,456
Deferred financing costs, net of accumulated amortization of $19,150 and $17,107, respectively	9,085	10,263
Intangible assets, net of accumulated amortization of $2,513 and $568, respectively	1,126	517

Total assets	$2,792,472	$2,684,110

Liabilities and Equity
Indebtedness (including $413,187 and $377,235 at fair value, respectively)	$2,002,210	$1,946,536
Accrued interest payable	79,669	73,122
Accounts payable and accrued expenses	9,065	5,771
Derivative liabilities	95,319	113,323
Deferred taxes, borrowers’ escrows and other liabilities	7,292	5,805

Total liabilities	2,193,555	2,144,557
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(46,100)	(59,684)
RAIT investment	345,441	311,635
Retained earnings (deficit)	216,988	258,270

Total shareholders’ equity	516,329	510,221
Noncontrolling interests	82,588	29,332

Total liabilities and equity	$2,792,472	$2,684,110

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

As of June 30, 2014

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

The warrants and investor SARs had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.69.

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $41,786 as of June 30, 2014. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

During the period from the effective date of the purchase agreement through June 30, 2014, we sold the following securities to the investor for an aggregate purchase price of $100.0 million: (i) 4,000,000 Series D Preferred Shares, (ii) warrants exercisable for 9,931,000 common shares (which have subsequently adjusted to 10,479,889 shares as of the date of filing this report); and (iii) investor SARs exercisable with respect to 6,735,667 common shares (which have subsequently adjusted to 7,107,948.84 shares as of the date of filing this report). The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through June 30, 2014:

Aggregate purchase price		$100,000
Initial value of warrants and investor SARs issued to-date	(22,874)
Costs incurred	(6,384)

Total discount		(29,258)
Discount amortization to-date		3,981

Carrying amount of Series D Preferred Shares		$74,723

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

On May 13, 2014, our board of trustees declared a second quarter 2014 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on June 30, 2014 to holders of record on June 2, 2014 and totaled $5,962.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

On July 29, 2014, our board of trustees declared a third quarter 2014 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends will be paid on September 30, 2014 to holders of record on September 2, 2014.

At Market Issuance Sales Agreement (ATM):

On June 13, 2014, we entered into an At Market Issuance Sales Agreement, or the Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to $150,000 aggregate amount of preferred shares. With respect to each series of preferred shares, the maximum amount issuable is as follows: 4,000,000 Series A Preferred Shares, 1,000,000 Series B Preferred Shares, and 1,000,000 Series C Preferred Shares. Unless the Preferred ATM agreement is earlier terminated by MLV or us, the Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the Preferred ATM agreement. From the effective date of the Preferred ATM Agreement through June 30, 2014, we did not issue any Series A Preferred Shares, Series B Preferred Shares or Series C Preferred Shares. As of June 30, 2014, 4,000,000, 1,000,000, and 1,000,000 Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the Preferred ATM agreement.

On June 13, 2014, we amended our declaration of trust to reclassify and designate an additional 3,309,288 of our unclassified preferred shares of beneficial interest, par value $0.01 per share, as 3,309,288 Series A Preferred Shares. This reclassification increased the number of shares classified as Series A Preferred Shares from 4,760,000 shares to 8,069,288 shares. This reclassification decreased the number of unclassified preferred shares from 4,340,000 shares to 1,030,712 shares. We engaged in this reclassification in order to authorize additional Series A Preferred Shares issuable under the Preferred ATM Agreement.

Common Shares

Dividends:

On March 18, 2014, the board of trustees declared a $0.17 dividend on our common shares to holders of record as of April 4, 2014. The dividend was paid on April 30, 2014 and totaled $13,914.

On June 12, 2014, the board of trustees declared a $0.18 dividend on our common shares to holders of record as of July 11, 2014. The dividend was paid on July 31, 2014 and totaled $14,729.

Equity Compensation:

During the six-month period ended June 30, 2014, 20,530 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the six-month period ended June 30, 2014, we issued a total of 3,614 common shares pursuant to the DRSPP at a weighted-average price of $8.26 per share and we received $30 of net proceeds. As of June 30, 2014, 7,774,206 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the six-month period ended June 30, 2014, we issued a total of 641,139 common shares pursuant to this agreement at a weighted-average price of $8.26 per share and we received $5,164 of net proceeds. As of June 30, 2014, 7,918,919 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Common Share Public Offering:

In January 2014, we issued 10,000,000 common shares in an underwritten public offering. The public offering price was $8.52 per share and we received $82,570 of proceeds.

Noncontrolling Interests

On January 29, 2014, Independence Realty Trust, Inc., or IRT, completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $8.30 per share raising net proceeds of $62,984. We purchased 1,204,819 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. As of June 30, 2014 and December 31, 2013, we held 6,969,719 and 5,764,900 shares, respectively, of IRT common stock representing 39.3% and 59.7%, respectively, of the outstanding shares of IRT common stock. We consolidate IRT as it is a VIE and we are the primary beneficiary. See Note 9 for additional disclosures pertaining to VIEs.

On July 21, 2014, IRT completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $9.50 per share raising net proceeds of $72,426. We purchased 300,000 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions will be paid to the underwriters. We currently hold 7,269,719 shares of IRT common stock representing 28.2% of the outstanding shares of IRT common stock as of August 4, 2014.

NOTE 12: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2014 and 2013:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2014	2013	2014	2013
Net income (loss)	$(19,010)	$(60,338)	$(26,433)	$(145,679)
(Income) loss allocated to preferred shares	(7,415)	(5,589)	(13,221)	(10,807)
(Income) loss allocated to noncontrolling interests	775	50	(583)	77

Net income (loss) allocable to common shares	$(25,650)	$(65,877)	$(40,237)	$(156,409)

Weighted-average shares outstanding—Basic	81,778,947	69,757,807	80,636,895	65,086,432
Dilutive securities under the treasury stock method	0	0	0	0

Weighted-average shares outstanding—Diluted	81,778,947	69,757,807	80,636,895	65,086,432

Earnings (loss) per share—Basic:
Earnings (loss) per share—Basic	$(0.31)	$(0.94)	$(0.50)	$(2.40)

Earnings (loss) per share—Diluted:
Earnings (loss) per share—Diluted	$(0.31)	$(0.94)	$(0.50)	$(2.40)

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

For the three-month and six-month periods ended June 30, 2014, securities convertible into 30,602,086 and 30,691,078 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three-month and six-month periods ended June 30, 2013, securities convertible into 32,265 and 16,082,812 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

On March 13, 2012, the staff of the SEC notified us that the SEC had initiated a non-public investigation concerning our investment advisory subsidiary, Taberna Capital Management, LLC, or TCM. The investigation relates to TCM’s receipt of approximately $15 million of restructuring fees from issuers of securities collateralizing Taberna securitizations for which TCM served as collateral manager in connection with certain exchange transactions involving these securities and securitizations. TCM participated in these exchange transactions between March 2, 2009 and November 28, 2012 and has not subsequently participated in any exchange transactions in which it has collected a fee. The SEC staff has issued administrative subpoenas seeking testimony and information from us in connection with this matter, and we are cooperating fully in providing such information. SEC staff has verbally informed us through our counsel that they believe that TCM may have violated certain federal securities laws and regulations, primarily the Investment Advisers Act of 1940, as amended, in connection with receiving these restructuring fees. We have engaged in discussions with SEC staff regarding its concerns. Because these discussions are preliminary and ongoing, we are not currently able to determine how this matter will be resolved, or what amounts or remedies associated with, or as a consequence of, this matter are both probable and reasonably estimable or whether any resolution or consequences will have a material adverse effect on us. Accordingly, we have not recorded any liability pertaining to this matter.

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

We continue to have success in implementing these strategies as demonstrated by our revenue growth and stable credit performance. Each component of our revenue grew in the three-month period ended June 30, 2014 as compared to the three-month period ended June 30, 2013. Our net interest margin grew as we originated more loans, particularly floating rate bridge loans, and reduced expenses associated with hedges that expired. During the six-month period ended June 30, 2014, we originated $470.8 million of commercial real estate loans, had conduit loan sales of $119.4 million and CRE loan repayments of $85.5 million, resulting in net loan growth of $265.9 million. Our rental income increased due to the acquisition of 16 properties since June 30, 2013 and improving occupancy and rental rates in our historical portfolio. Rental income includes $19.8 million related to rental income associated with IRT. Our asset growth and asset performance resulted in growth in our cash available for distribution, or CAD, to $37.0 million during the six-month period June 30, 2014 from $22.8 million during the six-month period ended June 30, 2013.

While we generated a GAAP net loss allocable to common shares of $40.2 million, or $0.50 per common share-diluted, during the six-month period ended June 30, 2014, we attribute this loss primarily to continued non-cash negative changes in the fair value of various financial instruments. For the six-month period ended June 30, 2014, the net change in fair value of financial instruments decreased net income by $49.2 million. This is comprised of the change in fair value of financial instruments of $61.0 million associated with an increase in the fair value of non-recourse debt, CDO Notes payable issued by Taberna VIII and Taberna IX and the associated interest rate hedges. This non-cash mark-to-market reduction to earnings was partially offset by $8.6 million of non-cash mark-to-market increases in the fair value of trading securities and security related receivables.

Key Statistics

Set forth below are key statistics relating to our business through June 30, 2014 (dollars in thousands, except per share data):

	As of or For the Three-Month Periods Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Financial Statistics:
Total revenue	$73,256	$67,308	$67,607	$62,395	$58,622
Earnings (loss) per share, diluted	$(0.31)	$(0.18)	$(1.90)	$(0.24)	$(0.94)
Cash available for distribution per share, diluted	$0.24	$0.22	$0.27	$0.23	$0.17
Common dividend declared per share	$0.18	$0.17	$0.16	$0.15	$0.13
Assets under management	$5,266,296	$5,119,805	$3,595,530	$3,567,675	$3,616,009
Funds from operations per share, diluted	$(0.20)	$(0.07)	$(1.74)	$(0.12)	$(0.81)
Commercial Real Estate (“CRE”) Loan Portfolio (a):
Reported CRE Loans—unpaid principal	$1,325,748	$1,228,452	$1,115,949	$1,103,272	$1,154,306
Non-accrual loans—unpaid principal	$30,269	$28,019	$37,073	$45,337	$65,597
Non-accrual loans as a % of reported loans	2.3%	2.3%	3.3%	4.1%	5.7%
Reserve for losses	$15,336	$14,279	$22,955	$23,317	$24,222
Reserves as a % of non-accrual loans	50.7%	51.0%	61.9%	51.4%	36.9%
Provision for losses	$1,000	$1,000	$1,500	$500	$500
CRE Property Portfolio:
Reported investments in real estate, net (b)	$1,268,769	$1,205,995	$1,004,186	$986,296	$949,649
Net operating income	$19,524	$17,093	$13,919	$13,712	$12,947
Number of properties owned (b)	74	71	62	61	60
Multifamily units owned (b)	12,388	12,014	9,372	8,940	8,535
Office square feet owned	2,248,321	2,097,022	2,009,852	2,015,524	2,015,576
Retail square feet owned	1,420,909	1,420,909	1,421,059	1,421,059	1,421,059
Acres of land owned	21.92	21.92	21.92	21.92	21.92
Average physical occupancy data:
Multifamily properties	92.8%	93.3%	92.2%	92.5%	92.6%
Office properties	74.3%	74.8%	75.6%	74.1%	74.3%
Retail properties	67.5%	66.6%	69.0%	68.9%	68.7%
Average effective rent per unit/square foot (c)
Multifamily (d)	$799	$767	$763	$761	$743
Office (e)	$20.10	$18.70	$18.40	$19.45	$18.77
Retail (e)	$12.50	$12.44	$12.11	$12.05	$11.78

(a)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only and does not include other loans. See Note 3-“Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.
(b)	Includes 19 apartment properties owned by IRT with 5,342 units and a book value of $343.5 million as of June 30, 2014.
(c)	Based on properties owned as of June 30, 2014.
(d)	Average effective rent is rent per unit per month.
(e)	Average effective rent is rent per square foot per year.

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

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of June 30, 2014 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$1,003,051	6.0%	Aug. 2014 to Jul. 2044	85
Mezzanine loans	260,320	9.5%	Sep. 2014 to Jan. 2029	80
Preferred equity interests	41,721	7.7%	May 2015 to Aug. 2025	10

Total CRE Loans	1,305,092	6.8%		175
Other loans	20,204	2.8%	Oct. 2016	1

Total investments in loans	$1,325,296	6.7%		176

During the six-month period ended June 30, 2014, we originated $470.8 million of new loans and had conduit loan sales of $119.4 million and CRE loan repayments of $85.5 million, resulting in net loan growth of $265.9 million.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of June 30, 2014:

(a)	Based on book value.

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. The table below describes certain characteristics of our investments in real estate as of June 30, 2014 (dollars in thousands, except average effective rent):

	Investments in Real Estate (a)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	Average Effective Rent (a)
Multi-family real estate properties (b)(c)	$957,858	92.8%	12,388	47	$799
Office real estate properties (d)	322,477	74.3%	2,248,321	13	20.10
Retail real estate properties (d)	84,088	67.5%	1,420,909	4	12.50
Parcels of land	50,097	N/A	21.9	10	N/A

Total	$1,414,520			74

(a)	Based on properties owned as of June 30, 2014.
(b)	Includes 19 apartment properties owned by IRT with 5,342 units and a book value of $343.5 million as of June 30, 2014.
(c)	Average effective rent is rent per unit per month.
(d)	Average effective rent is rent per square foot per year.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of June 30, 2014:

(a)	Based on book value.

Investment in debt securities—TruPS and Subordinated Debentures. Historically, we provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of June 30, 2014, we retained a controlling interest in two such securitizations—Taberna VIII and Taberna IX, which are consolidated entities. We present all of the collateral assets for the debt securities and the related non-recourse securitization financing obligations at fair value in our consolidated financial statements. During the six-month period ended June 30, 2014, due to the credit performance of the underlying collateral, we received only our senior collateral management fees from these two securitizations. We do not expect to add investments in this asset category for the foreseeable future due to market conditions.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of June 30, 2014 (dollars in thousands):

			Issuer Statistics
Industry Sector	Estimated Fair Value	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$106,856	1.5%	45.8%	5.0x
Office	132,116	6.7%	58.6%	3.4x
Residential Mortgage	50,693	2.5%	74.5%	1.6x
Specialty Finance	85,519	4.3%	80.8%	1.6x
Homebuilders	18,750	8.0%	86.7%	1.3x
Retail	77,590	2.3%	61.8%	2.8x
Hospitality	24,775	8.7%	141.7%	0.0x

Total	$496,299	3.7%	67.0%	2.9x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of June 30, 2014:

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

The table and the chart below describe certain characteristics of our real estate-related debt securities as of June 30, 2014 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Amortized Cost
Unsecured REIT note receivables	$32,932	6.7%	2.6	$30,000
CMBS receivables	43,256	5.6%	30.3	61,847
Other securities	1,691	2.7%	34.1	48,140

Total	$77,879	4.7%	26.3	$139,987

(a)	S&P Ratings as of June 30, 2014.

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

Performance. Most of our securitizations listed below contain interest coverage triggers, or IC triggers, and overcollateralization triggers, or OC triggers, that must be met in order for us to receive our subordinated management fees and our lower-rated debt or residual equity returns. If the IC triggers or OC triggers are not met in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying payment defaults, paying down the CDO notes payable or other actions permitted under the relevant securitization indenture.

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

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

•	RAIT I—RAIT I has $898.4 million of total collateral at par value, of which $18.4 million is defaulted. The current overcollateralization, or OC, test is passing at 127.1% with an OC trigger of 116.2%. We currently own $67.0 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $35.9 million of the securities we own issued by RAIT I as collateral for a senior secured note we issued.

•	RAIT II—RAIT II has $727.8 million of total collateral at par value, of which $19.9 million is defaulted. The current OC test is passing at 120.6% with an OC trigger of 111.7%. We currently own $108.5 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $85.5 million of the securities we own issued by RAIT II as collateral for a senior secured note we issued.

•	RAIT FL1—RAIT FL1 has $113.1 million of total collateral at par value. RAIT FL1 does not have OC triggers or IC triggers. RAIT FL1, has issued classes of investment grade senior notes with an aggregate principal balance of approximately $79.4 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $33.7 million, and the equity, or the retained interests, of RAIT FL1.

•	Taberna VIII—Taberna VIII has $466.5 million of total collateral at par value, of which $38.6 million is defaulted. The current OC test is failing at 80.3% with an OC trigger of 103.5%. We currently own $40.0 million of the securities that were originally rated investment grade and $93.0 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•	Taberna IX—Taberna IX has $494.7 million of total collateral at par value, of which $102.6 million is defaulted. The current OC test is failing at 67.0% with an OC trigger of 105.4%. We currently own $89.0 million of the securities that were originally rated investment grade and $97.5 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

RAIT 2014-FL2 Securitization

On April 29, 2014, we closed a CMBS securitization transaction, or RAIT FL2, structured to be collateralized by $196.1 million of floating rate commercial mortgage loans and participation interests, or the FL2 collateral, that we originated. The CMBS securitization transaction is intended to finance the FL2 collateral on a non-recourse basis. In connection with the CMBS securitization transaction, our subsidiaries made certain customary representations, warranties and covenants. RAIT FL2 does not have OC triggers or IC triggers.

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

Independence Realty Trust, Inc.

The IRT common stock trades on the NYSE MKT under the symbol “IRT” with a closing price of $9.89 as of August 4, 2014. We currently hold 7,269,719 shares of IRT common stock representing 28.2% percent of the outstanding shares of IRT common stock as of August 4, 2014. We continue to consolidate IRT in our financial results as of June 30, 2014. For the six-month period ended June 30, 2014, we reflected IRT’s operating results in our financial results, including $2.8 million of net income. As of June 30, 2014, IRT owned 19 multi-family properties with 5,342 units and a book value of $343.5 million were reflected on our balance sheet. For the six-month period ended June 30, 2014, we earned $0.6 million for fees from IRT under our advisory agreement with IRT and received $2.5 million for distributions declared on our IRT common stock, both of which are eliminated in consolidation. On July 21, 2014, IRT completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $9.50 per share raising net proceeds of $72.4 million. We purchased 300,000 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions will be paid to the underwriters.

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

The table below summarizes our AUM as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	AUM as of June 30, 2014	AUM as of December 31, 2013
Commercial real estate portfolio (1)	$2,561,861	$2,092,810
U.S. TruPS portfolio (2)	1,470,783	1,502,720
Property management (3)	1,233,652	0

Total	$5,266,296	$3,595,530

(1)	As of June 30, 2014 and December 31, 2013, our commercial real estate portfolio was comprised of $711.9 million and $798.8 million of assets collateralizing RAIT I and RAIT II, $1.3 billion and $1.0 billion, respectively, of investments in real estate and $276.3 million and $158.0 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized. As of June 30, 2014 and December 31, 2013, our commercial real estate portfolio was also comprised of $108.8 million and $131.8 million, respectively, of assets collateralizing RAIT 2013-FL1. As of June 30, 2014, our commercial real estate portfolio was also comprised of $196.1 million of assets collateralizing RAIT 2014-FL2.
(2)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I, Taberna VIII, and Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans.
(3)	In the fourth quarter of 2013, we exercised our rights under a preferred equity investment we had made in Urban Retail Properties, LLC, or Urban, a retail focused property manager, to assume control of Urban. We completed our acquisition of the equity of Urban in March 2014. Urban manages 63 properties representing 18,235,198 square feet in 25 states as of June 30, 2014.

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

We calculate CAD by subtracting from or adding to net income (loss) attributable to common shareholders the following items: depreciation and amortization items including, depreciation and amortization, straight-line rental income or expense, amortization of in place leases, amortization of deferred financing costs, amortization of discount on financings and equity-based compensation; changes in the fair value of our financial instruments, including such changes reflected in our consolidated Taberna securitizations; net interest income from consolidated Taberna securitizations; realized gain (loss) on assets and other; provision for loan losses; impairment on depreciable property; acquisition gains or losses and transaction costs; certain fee income eliminated in consolidation that is attributable to third parties; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items.

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

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the three-month periods ended June 30, 2014 and 2013 (dollars in thousands, except share information):

	For the Three-Month Period Ended June 30, 2014		For the Three-Month Period Ended June 30, 2013
	Amount	Per Share (1)	Amount	Per Share (2)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$(25,650)	$(0.31)	$(65,877)	$(0.94)
Adjustments:
Depreciation and amortization expense	13,441	0.16	8,618	0.12
Change in fair value of financial instruments	25,071	0.32	76,020	1.09
(Gains) losses on assets	7,599	0.09	(224)	0.00
(Gains) losses on extinguishment of debt	0	0.00	0)	0.00
Taberna VIII and Taberna IX securitizations, net effect	(7,028)	(0.09)	(9,526)	(0.14)
Straight-line rental adjustments	24	0.00	(678)	(0.01)
Share-based compensation	1,180	0.01	743	0.01
Origination fees and other deferred items	5,181	0.06	2,300	0.03
Provision for losses	1,000	0.01	500	0.01
Noncontrolling interest effect of certain adjustments	(1,095)	(0.01)	(9)	0.00

Cash Available for Distribution	$19,723	$0.24	$11,867	$0.17

(1)	Based on 81,778,947 weighted-average shares outstanding-diluted for the three-month period ended June 30, 2014.
(2)	Based on 69,757,807 weighted-average shares outstanding-diluted for the three-month period ended June 30, 2013.

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the six-month periods ended June 30, 2014 and 2013 (dollars in thousands, except share information):

	For the Six-Month Period Ended June 30, 2014		For the Six-Month Period Ended June 30, 2013
	Amount	Per Share (1)	Amount	Per Share (2)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$(40,237)	$(0.50)	$(156,409)	$(2.40)
Adjustments:
Depreciation and amortization expense	25,483	0.32	17,188	0.26
Change in fair value of financial instruments	49,210	0.61	175,777	2.69
(Gains) losses on assets	5,375	0.07	(221)	0.00
(Gains) losses on extinguishment of debt	(2,421)	(0.03)	0	0.00
Taberna VIII and Taberna IX securitizations, net effect	(14,088)	(0.18)	(18,002)	(0.28)
Straight-line rental adjustments	(91)	0.00	(966)	(0.01)
Share-based compensation	2,629	0.03	1,466	0.02
Origination fees and other deferred items	9,732	0.12	2,978	0.05
Provision for losses	2,000	0.03	1,000	0.02
Noncontrolling interest effect of certain adjustments	(635)	(0.01)	(9)	0.00

Cash Available for Distribution	$36,957	$0.46	$22,802	$0.35

(1)	Based on 80,636,895 weighted-average shares outstanding-diluted for the six-month period ended June 30, 2014.
(2)	Based on 65,086,432 weighted-average shares outstanding-diluted for the six-month period ended June 30, 2013.

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

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the three-month periods ended June 30, 2014 and 2013 (dollars in thousands, except share information):

	For the Three-Month Period Ended June 30, 2014		For the Three-Month Period Ended June 30, 2013
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(25,650)	$(0.31)	$(65,877)	$(0.94)
Adjustments:
Real estate depreciation and amortization	9,315	0.11	8,050	0.11
(Gains) losses on the sale of real estate	0	0	1,326	0.02

Funds From Operations	$(16,335)	$(0.20)	$(56,501)	$(0.81)

Adjusted Funds From Operations:
Funds From Operations	$(16,335)	$(0.20)	$(56,501)	$(0.81)
Adjustments:
Change in fair value of financial instruments	25,071	0.32	76,020	1.09
(Gains) losses on debt extinguishment	0	0	0	0.00
Capital expenditures, net of direct financing	(1,295)	(0.02)	(797)	(0.01)
Straight-line rental adjustments	24	0	(678)	(0.01)
Amortization of deferred items and intangible assets	7,414	0.09	3,267	0.05
Share-based compensation	1,180	0.01	743	0.01

Adjusted Funds From Operations	$16,059	$0.20	$22,054	$0.32

(1)	Based on 81,778,947 weighted-average shares outstanding-diluted for the three-month period ended June 30, 2014.
(2)	Based on 69,757,807 weighted-average shares outstanding-diluted for the three-month period ended June 30, 2013.

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the six-month periods ended June 30, 2014 and 2013 (dollars in thousands, except share information):

	For the Six-Month Period Ended June 30, 2014		For the Six-Month Period Ended June 30, 2013
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(40,237)	$(0.50)	$(156,409)	$(2.40)
Adjustments:
Real estate depreciation and amortization	18,134	0.23	16,023	0.24
(Gains) losses on the sale of real estate	321	0.00	1,326	0.02

Funds From Operations	$(21,782)	$(0.27)	$(139,060)	$(2.14)

Adjusted Funds From Operations:
Funds From Operations	$(21,782)	$(0.27)	$(139,060)	$(2.14)
Adjustments:
Change in fair value of financial instruments	49,210	0.61	175,777	2.69
(Gains) losses on debt extinguishment	(2,421)	(0.03)	0	0.00
Capital expenditures, net of direct financing	(1,942)	(0.02)	(969)	(0.01)
Straight-line rental adjustments	(91)	0	(966)	(0.01)
Amortization of deferred items and intangible assets	13,831	0.17	4,400	0.07
Share-based compensation	2,629	0.03	1,466	0.02

Adjusted Funds From Operations	$39,434	$0.49	$40,648	$0.62

(1)	Based on 80,636,895 weighted-average shares outstanding-diluted for the six-month period ended June 30, 2014.
(2)	Based on 65,086,432 weighted-average shares outstanding-diluted for the six-month period ended June 30, 2013.

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

Set forth below is a reconciliation of adjusted book value to shareholders’ equity as of June 30, 2014 (dollars in thousands, except share information):

	As of June 30, 2014
	Amount	Per Share (1)
Total shareholders’ equity	$633,736	$7.68
Liquidation value of preferred shares characterized as equity(2)	(199,946)	(2.42)

Book value	433,790	5.26
Adjustments:
Taberna VIII and Taberna IX securitizations, net effect	(187,864)	(2.29)
RAIT I and RAIT II derivative liabilities	31,102	0.38
Change in fair value for warrants and investor SARs	18,820	0.23
Accumulated depreciation and amortization	183,932	2.23
Valuation of recurring collateral and property management fees	57,479	0.70

Total adjustments	103,469	1.25

Adjusted book value	$537,259	$6.51

(1)	Based on 82,507,410 common shares outstanding as of June 30, 2014.
(2)	Based on 4,069,288 Series A preferred shares, 2,288,465 Series B preferred shares, and 1,640,100 Series C preferred shares outstanding as of June 30, 2014, all of which have a liquidation preference of $25.00 per share.

Results of Operations

Three-Month Period Ended June 30, 2014 Compared to the Three-Month Period Ended June 30, 2013

Revenue

Net interest margin. Net interest margin increased $3.1 million, or 12.9%, to $27.1 million for the three-month period ended June 30, 2014 from $24.0 million for the three-month period ended June 30, 2013. Investment interest income has increased, when compared to the three-month period ended June 30, 2013, as a result of an increase in our average investments in loans and securities. This increase was primarily caused by the origination of new loans since June 30, 2013. From July 1, 2013 through June 30, 2014, we originated $800.5 million of commercial real estate loans, had conduit loan sales of $387.0 million and loan repayments of $185.2 million, resulting in net loan growth of $228.3 million. In addition, investment interest expense increased for the three-month period ended June 30, 2014 as compared to the three-month period ended June 30, 2013 primarily attributable to $1.7 million of increased investment interest expense from the RAIT 2013-FL1 securitization issued in July 2013, the RAIT 2014-FL2 securitization issued in April 2014 and from increased activity in our warehouse facilities as compared to 2013. This was partially offset by $1.0 million of reduced interest rate hedging costs from the expiration of interest rate swap agreements associated with our consolidated RAIT I and RAIT II securitizations since June 30, 2013 and $0.5 million of reduced interest expense from repurchases and repayments of our CDO notes payable.

Rental income. Rental income increased $11.3 million to $39.2 million for the three-month period ended June 30, 2014 from $27.9 million for the three-month period ended June 30, 2013. The increase is attributable to $10.6 million of rental income from 16 new properties acquired or consolidated since June 30, 2013, $0.8 million from one property acquired during the three-month period ended June 30, 2013 present for a full quarter of operations in 2014 and $0.5 million from improved occupancy and rental rates in 2014 as compared to 2013 in the remaining properties. The increase was partially offset by $0.6 million of rental income related to two properties that were disposed of after June 30, 2013.

Fee and other income. Fee and other income increased $0.1 million to $6.9 million for the three-month period ended June 30, 2014 from $6.8 million for the three-month period ended June 30, 2013. The increase is attributable to property management fees, offset by a decrease of conduit fee income during the three-month period ended June 30, 2014 as compared to the same period in 2013.

Expenses

Interest expense. Interest expense increased $3.2 million, or 32.0%, to $13.2 million for the three-month period ended June 30, 2014 from $10.0 million for the three-month period ended June 30, 2013. The increase is primarily attributable to $1.9 million of interest expense from the increase in our loans payable on real estate, $1.0 million from the 7.625% senior notes issued in April 2014 and $0.4 million from the discount amortization on our 4% convertible senior notes issued in December 2013.

Real estate operating expense. Real estate operating expense increased $4.8 million to $19.7 million for the three-month period ended June 30, 2014 from $14.9 million for the three-month period ended June 30, 2013. This increase is primarily due to 16 properties acquired or consolidated since June 30, 2013.

Compensation expense. Compensation expense increased $1.1 million, or 17.5%, to $7.4 million for the three-month period ended June 30, 2014 from $6.3 million for the three-month period ended June 30, 2013. This increase was primarily attributable to a $0.4 million increase in stock-based compensation and a $0.8 million increase in salary and benefits for new employees hired since June 30, 2013.

General and administrative expense. General and administrative expense increased $1.3 million, or 36.1%, to $4.9 million for the three-month period ended June 30, 2014 from $3.6 million for the three-month period ended June 30, 2013. This increase was primarily attributable to $0.9 million of expenses related to the retail property management firm acquired in November 2013 and an increase of $0.2 million in acquisition expenses due to three properties acquired in the three-month period ended June 30, 2014.

Depreciation and amortization expense. Depreciation and amortization expense increased $4.8 million to $13.4 million for the three-month period ended June 30, 2014 from $8.6 million for the three-month period ended June 30, 2013. The increase is attributable to $3.8 million of depreciation expense from 16 new properties acquired or consolidated since June 30, 2013, $0.3 million from one property acquired during the three-month period ended June 30, 2013 present for a full quarter of operations in 2014, $0.4 million from our other consolidated properties and an increase in corporate depreciation of $0.5 million. The increase was partially offset by $0.2 million of depreciation expense related to two properties that were disposed of after June 30, 2013.

Other income (expense)

Gains (losses) on assets. During the three-month period ended June 30, 2014, gains (losses) on assets was substantially due to a $7.7 million loss on sale of asset held by Taberna VIII and Taberna IX. The loss on sale of asset resulted from the illiquid nature of the investment.

Change in fair value of financial instruments. During the three-month period ended June 30, 2014, the change in fair value of financial instruments reduced our net income by $25.1 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three- Month Period Ended June 30, 2014	For the Three- Month Period Ended June 30, 2013
Change in fair value of trading securities and security-related receivables	$2,132	$3,053
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(19,719)	(80,393)
Change in fair value of derivatives	(7,484)	1,320

Change in fair value of financial instruments	$(25,071)	$(76,020)

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

Six-Month Period Ended June 30, 2014 Compared to the Six-Month Period Ended June 30, 2013

Revenue

Net interest margin. Net interest margin increased $7.2 million, or 15.1%, to $54.9 million for the six-month period ended June 30, 2014 from $47.7 million for the six-month period ended June 30, 2013. Investment interest income has increased, when compared to the six-month period ended June 30, 2013, as a result of an increase in our average investments in loans and securities. This increase was primarily caused by the origination of new loans since June 30, 2013. From July 1, 2013 through June 30, 2014, we originated $800.5 million of commercial real estate loans, had conduit loan sales of $387.0 million and loan repayments of $185.2 million, resulting in net loan growth of $228.3 million. In addition, investment interest expense decreased for the six-month period ended June 30, 2014 as compared to the six-month period ended June 30, 2013 primarily attributable to $1.8 million of reduced interest rate hedging costs from the expiration of interest rate swap agreements associated with our consolidated RAIT I and RAIT II securitizations since June 30, 2013 and $1.0 million of reduced interest expense from repurchases and repayments of our CDO notes payable. This was partially offset by $2.7 million of increased investment interest expense from the RAIT 2013-FL1 securitization issued in July 2013, the RAIT 2014-FL2 securitization issued in April 2014 and from increased activity in our warehouse facilities as compared to 2013.

Rental income. Rental income increased $19.4 million to $74.4 million for the six-month period ended June 30, 2014 from $55.0 million for the six-month period ended June 30, 2013. The increase is attributable to $17.0 million of rental income from 16 new properties acquired or consolidated since June 30, 2013, $1.8 million from one property acquired during the six-month period ended June 30, 2013 present for a full two quarters of operations in 2014 and $1.4 million from improved occupancy and rental rates in 2014 as compared to 2013 in the remaining properties. The increase was partially offset by $0.8 million of rental income related to two properties that were disposed of after June 30, 2013.

Fee and other income. Fee and other income decreased $2.8 million to $11.3 million for the six-month period ended June 30, 2014 from $14.1 million for the six-month period ended June 30, 2013. The decrease is attributable to $4.7 million of conduit fee income generated during the six-month period ended June 30, 2014 as compared to the same period in 2013, a decrease of $2.7 million in other income associated with legal settlements received during the six-month period ended June 30, 2013 and a $0.7 million decrease in property reimbursement income as there was a reduction in our property management agreements during the six-month period ended June 30, 2014 as compared to the same period in 2013. This was partially offset by a $5.7 million increase in property management fees increased during the six-month period ended June 30, 2014 as compared to the six-month period ended June 30, 2013.

Expenses

Interest expense. Interest expense increased $5.2 million, or 26.5%, to $24.8 million for the six-month period ended June 30, 2014 from $19.6 million for the six-month period ended June 30, 2013. The increase is primarily attributable to $3.0 million of interest expense from the increase in our loans payable on real estate, $1.0 million from the 7.625% senior notes issued in April 2014, $0.8 million from the discount amortization on our 4% convertible senior notes issued in December 2013 and $0.6 million from the interest expense related to the retail property management firm acquired in November 2013.

Real estate operating expense. Real estate operating expense increased $8.5 million to $37.8 million for the six-month period ended June 30, 2014 from $29.3 million for the six-month period ended June 30, 2013. Operating expenses increased $7.9 million primarily due to 16 properties acquired or consolidated since June 30, 2013 and $0.7 million from one property acquired during the six-month period ended June 30, 2013 present for a full two quarters of operations in 2014. In our existing portfolio, operating expenses increased $0.9 million primarily due to real estate tax increases and increased utilities and other severe winter weather related expenses that occurred during the six-month period ended June 30, 2014. The increase was partially offset by $1.0 million of real estate operating expenses related to two properties that were disposed of after June 30, 2013.

Compensation expense. Compensation expense increased $2.6 million, or 19.5%, to $15.9 million for the six-month period ended June 30, 2014 from $13.3 million for the six-month period ended June 30, 2013. This increase was primarily attributable to a $1.2 million increase in stock-based compensation and a $2.6 million increase in salary and benefits for new employees hired since June 30, 2013. This increase was partially offset by a decrease in severance of $1.1 million during the six-month period ended June 30, 2013.

General and administrative expense. General and administrative expense increased $1.8 million, or 24.7%, to $9.1 million for the six-month period ended June 30, 2014 from $7.3 million for the six-month period ended June 30, 2013. This increase was primarily attributable to $1.2 million of expense related to the retail property management firm acquired in November 2013 and an increase of $0.6 million in acquisition expenses due to 13 properties acquired in the six-month period ended June 30, 2014 as there were one property acquisition in the six-month period ended June 30, 2013.

Depreciation and amortization expense. Depreciation and amortization expense increased $8.3 million to $25.5 million for the six-month period ended June 30, 2014 from $17.2 million for the six-month period ended June 30, 2013. The increase is attributable to $5.9 million of depreciation expense from 16 new properties acquired or consolidated since June 30, 2013, $0.6 million from one property acquired during the six-month period ended June 30, 2013 present for a full two quarters of operations in 2014, $1.2 million from our other consolidated properties and an increase in corporate depreciation of $0.9 million. The increase was partially offset by $0.3 million of depreciation expense related to two properties that were disposed of after June 30, 2013.

Other income (expense)

Gains (losses) on assets. During the six-month period ended June 30, 2014, gains (losses) on assets included a $7.7 million loss on sale of asset held by Taberna VIII and Taberna IX and resulted from the illiquid nature of the investment, a $3.0 million charge off for certain assets that were disposed of and a $0.3 million loss related to the disposition of a real estate property. This was partially offset by an $5.7 million gain on property acquisitions as the fair value of the properties acquired exceeded the purchase price.

Gains (losses) on extinguishment of debt. During the six-month period ended June 30, 2014, gains (losses) on extinguishment of debt is due to the repurchase of $5.8 million principal amount of RAIT I debt notes from the market for $3.4 million of cash.

Change in fair value of financial instruments. During the six-month period ended June 30, 2014, the change in fair value of financial instruments reduced our net income by $49.2 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Six- Month Period Ended June 30, 2014	For the Six- Month Period Ended June 30, 2013
Change in fair value of trading securities and security-related receivables	$8,574	$18,166
Change in fair value of CDO notes payable, trust preferred obligations and other liabilities	(46,073)	(190,267)
Change in fair value of derivatives	(11,711)	(3,676)

Change in fair value of financial instruments	$(49,210)	$(175,777)

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing, redeeming or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $75.1 million as of June 30, 2014;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings, including our CMBS facilities and loan participations; and

•	proceeds from future offerings of our securities, including DRSPP and ATM.

During the period July 1, 2014 through December 31, 2014, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $43.0 million and a weighted average strike rate of 5.25% as of June 30, 2014, will terminate in accordance with their terms. We expect this will result in increased cash flow to us of $2.0 million during the remainder of 2014.

Cash Flows

As of June 30, 2014 and 2013, we maintained cash and cash equivalents of approximately $75.1 million and $60.4 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six-Month Periods Ended June 30
	2014	2013
Cash flow from operating activities	$37,229	$21,110
Cash flow from investing activities	(348,379)	(66,323)
Cash flow from financing activities	297,382	5,573

Net change in cash and cash equivalents	(13,768)	(39,640)
Cash and cash equivalents at beginning of period	88,847	100,041

Cash and cash equivalents at end of period	$75,079	$60,401

The cash outflow for investing activities for the six-month period ended June 30, 2014 is substantially due to new investments in loans of $463.0 million which exceeded loan repayments and conduit loan sales of $207.7 million. We also had cash outflows of $133.6 million due to the acquisition of real estate properties and capital expenditures in our owned real estate assets. The cash outflow for investing activities for the six-month period ended June 30, 2013 is substantially due to new investments in loans of $251.1 million which exceeded loan repayments and conduit loan sales of $129.5. These cash outflows were partially offset by payoffs we received for our investment in securities totaling $70.5 million for the six-month period ended June 30, 2013.

Cash flow from operating activities for the six-month period ended June 30, 2014, as compared to the same period in 2013, has increased due to reduced interest expense and the timing of payments for various accounts payable and accrued liabilities. This was partially offset by an increase in other assets, including prepaid expenses for insurance and real estate taxes, as the size of our portfolio of real estate properties has grown.

The cash inflow from our financing activities during the six-month period ended June 30, 2014 is primarily due to the issuance of our preferred shares and common shares, proceeds from our repurchase agreements, the issuance of our 4.0% convertible senior notes, the issuance of senior notes related to the RAIT FL2 securitization, and the issuance of our 7.625% senior notes. These cash inflows were partially offset by the outflows from the repayments and repurchases of our CDO notes payable and the repayments of our repurchase agreements during the six-month period ended June 30, 2014.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities before changes in assets and liabilities. During the six-month period ended June 30, 2014, we paid distributions to our preferred and common shareholders of $36.5 million and generated cash flows from operating activities, before changes in assets and liabilities, of $58.2 million. The cash flow from operating activities of $37.2 million during six-month period ended June 30, 2014 exceeded these distributions paid to our shareholders by $0.7 million. The source of funds used to pay these distributions was cash flows from operations before changes in assets and liabilities, as mentioned above.

Capitalization

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of June 30, 2014: (dollars in thousands)

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$33,178	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	133,086	4.0%	Oct. 2033
7.625% senior notes	60,000	60,000	7.6%	Apr. 2024
Secured credit facilities	12,150	12,150	2.9%	Oct. 2016
Junior subordinated notes, at fair value (3)	18,671	12,740	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	31,194	31,194	2.7%	Nov. 2014 to Oct. 2015
Commercial mortgage facilities	45,697	45,697	2.2%	Dec. 2014 to Jan. 2016

Total recourse indebtedness (4)	368,628	353,145	4.2%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,103,822	1,101,867	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	852,643	413,187	0.9%	2037 to 2038
CMBS securitizations (8)	235,232	235,232	1.9%	Jan. 2029 to May 3031
Loans payable on real estate (9)	311,596	313,739	5.0%	Sep. 2015 to Jun. 2024

Total non-recourse indebtedness	2,503,293	2,064,025	1.4%

Total indebtedness	$2,871,921	$2,417,170	1.7%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $82.0 million with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1.6 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $968.7 million principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of June 30, 2014 was $739.8 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(8)	Excludes the FL1 junior notes and the FL2 junior notes purchased by us which are eliminated in consolidation. Collateralized by $304.9 million principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(9)	Includes $201.3 of unpaid principal balance with a carrying amount of $203.5 of mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 4.3% and has a range of maturity dates from April 2016 to March 2024.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2013: (dollars in thousands)

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$32,938	7.0%	Apr. 2031
4.0% convertible senior notes (2)	125,000	116,184	4.0%	Oct. 2033
Secured credit facilities	11,129	11,129	3.2%	Oct. 2016 to Dec. 2016
Junior subordinated notes, at fair value (3)	18,671	11,911	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	30,618	30,618	2.7%	Nov. 2014 to Oct. 2015
Commercial mortgage facility	7,131	7,131	2.8%	Dec. 2014

Total recourse indebtedness (4)	251,715	235,011	3.8%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,204,117	1,202,772	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	865,199	377,235	0.9%	2037 to 2038
CMBS securitization (8)	100,139	100,139	2.1%	Jan. 2029
Loans payable on real estate (9)	171,244	171,244	5.3%	Sep. 2015 to Dec. 2023

Total non-recourse indebtedness	2,340,699	1,851,390	1.1%

Total indebtedness	$2,592,414	$2,086,401	1.4%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $86.0 million with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1.7 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $989.8 million principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2013 was $746.9 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(8)	Excludes the FL1 junior notes purchased by us which are eliminated in consolidation. Collateralized by $131.8 million principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(9)	Includes $100.8 of unpaid principal balance and carrying amount of mortgage indebtedness that encumbers properties owned by IRT. The weighted- average interest rate is 3.8% and has a range of maturity dates from January 2019 to November 2022.

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

The current status or activity in our financing arrangements occurring as of or during the six-month period ended June 30, 2014 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 153.0814 common shares per $1,000 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $6.53 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods. Holders of 7.0% convertible senior notes may require us to repurchase all or a portion of the 7.0% convertible senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest on April 1, 2016, April 1, 2021, and April 1, 2026, or upon the occurrence of certain defined fundamental changes.

4.0% convertible senior notes. The 4.0% Convertible Senior Notes due 2033, or the 4.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 101.2560 common shares per $1,000 principal amount of 4.0% convertible senior notes (equivalent to a current conversion price of $9.88 per common share). Upon conversion of 4.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 4.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods. Holders of 4.0% convertible senior notes may require us to repurchase all or a portion of the 4.0% convertible senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest on October 1, 2018, October 1, 2023, and October 1, 2028, or upon the occurrence of certain defined fundamental changes.

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

7.625% senior notes. On April 14, 2014, we issued and sold in a public offering $60.0 million aggregate principal amount of our 7.625% Senior Notes due 2024, or the 7.625% senior notes. After deducting the underwriting discount and the estimated offering costs, we received approximately $57.5 million of net proceeds. Interest on the 7.625% senior notes is paid quarterly with a maturity date of April 15, 2024. The 7.625% senior notes are subject to redemption at our option, in whole or in part, at any time on or after April 15, 2017, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date and are subject to repurchase by us at the option of the holders following a defined fundamental change, at a repurchase price equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The senior notes are not convertible into equity securities of RAIT. They contain financial covenants that are consistent with our other debt agreements.

Secured credit facilities. As of June 30, 2014, we have $12.2 million outstanding under the Independence Realty Operating Partnership, LP, or IROP, credit agreement. The IROP credit agreement has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement.

In January 2014, we repaid the outstanding $6.1 million under our other secured credit facility, including any accrued interest.

CMBS facilities. We maintain CMBS facilities with two investment banks with total borrowing capacity of $250.0 million. The CMBS facilities are repurchase agreements that provide for margin calls in the event the conduit loans financed by the facilities change in value. As of June 30, 2014, we had $31.2 million of outstanding borrowings under the CMBS facilities. As of June 30, 2014, $218.8 million in aggregate principal amount remained available under the CMBS facilities. As of June 30, 2014, we were in compliance with all financial covenants contained in both CMBS facilities.

On July 28, 2014, we entered into an amended and restated master repurchase agreement, or the Amended MRA, with the investment bank for one of our CMBS facilities. The Amended MRA added defined floating-rate whole loans and senior interests in whole loans as eligible purchased assets which we could sell to the investment bank and later repurchase. All eligible purchased assets must be acceptable to the investment bank in its sole discretion. The Amended MRA increased the aggregate principal amount available under the facility to $200.0 million from $100.0 million provided that the aggregate outstanding purchase price under the Amended MRA at any time for all floating rate loans cannot exceed $100.0 million. Fixed rate loans incur interest at LIBOR plus 250 basis points and floating rate loans incur interest at LIBOR plus 200 basis points. The Amended MRA contains standard margin call provisions and financial covenants. The expiration date of the Amended MRA is July 28, 2016.

Commercial Mortgage Facilities. On January 27, 2014, we entered into a two year $75.0 million commercial mortgage facility, or the $75.0 million commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its sole discretion. The aggregate principal amount of the $75.0 million commercial mortgage facility is $75.0 million and incurs interest at LIBOR plus 200 basis points. The $75.0 million commercial mortgage facility contains standard margin call provisions and financial covenants. As of June 30, 2014, we had $45.7 million of outstanding borrowings under the $75.0 million commercial mortgage facility. As of June 30, 2014, $29.3 million in aggregate principal amount remained available under the $75.0 million commercial mortgage facility. As of June 30, 2014, we were in compliance with all financial covenants contained in the $75.0 million commercial mortgage facility.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Two of our consolidated securitizations collateralized primarily by commercial real estate loans, RAIT I and RAIT II, are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of June 30, 2014.

During the six-month period ended June 30, 2014, we repurchased, from the market, a total of $5.8 million in aggregate principal amount of CDO notes payable issued by RAIT I. The aggregate purchase price was $3.4 million and we recorded a gain on extinguishment of debt of $2.4 million.

CDO notes payable, at fair value. Both of our consolidated securitizations collateralized primarily by TruPS, Taberna VIII and Taberna IX, are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC test failures are due to defaulted collateral assets and credit risk securities. During the six-month period ended June 30, 2014, $12.6 million of cash flows, which is comprised of $2.8 million that was re-directed from our retained interests in these securitizations and $9.8 million that was from principal collections on the underlying collateral, were used to repay the most senior holders of our CDO notes payable.

CMBS securitizations. During the six-month period ended June 30, 2014, $20.8 million that was from principal collections on the underlying collateral were used to repay the investment grade senior notes issued by RAIT FL1.

On April 29, 2014, we closed a CMBS securitization transaction, or RAIT FL2, structured to be collateralized by $196.1 million of floating rate commercial mortgage loans and participation interests, or the FL2 collateral, that we originated. The CMBS securitization transaction is intended to finance the FL2 collateral on a non-recourse basis. In connection with the CMBS securitization transaction, our subsidiaries made certain customary representations, warranties and covenants. RAIT FL2 does not have OC triggers or IC triggers.

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

Loans payable on real estate. As of June 30, 2014 and December 31, 2013, we had $313.7 million and $171.2 million, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the six-month period ended June 30, 2014, we obtained or assumed six first mortgages on our investments in real estate from third party lenders that have a total aggregate principal balance of $141.9 million, maturity dates ranging from April 2016 to June 2024, and have interest rates ranging from 3.8% to 5.6%.

Subsequent to June 30, 2014, we obtained two first mortgages on our investments in real estate from third party lenders that have a total aggregate principal balance of $27.4 million, maturity dates of August 2024, and have interest rates of 3.95%.

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

The warrants and investor SARs had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.69.

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $41.8 million as of June 30, 2014. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

During the period from the effective date of the purchase agreement through June 30, 2014, we sold the following securities to the investor for an aggregate purchase price of $100.0 million: (i) 4,000,000 Series D Preferred Shares, (ii) warrants exercisable for 9,931,000 common shares (which have subsequently adjusted to 10,479,889 shares as of the date of filing this report); and (iii) investor SARs exercisable with respect to 6,735,667 common shares (which have subsequently adjusted to 7,107,948.84 shares as of the date of filing this report). The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through June 30, 2014: (dollars in thousands)

Aggregate purchase price		$100,000
Initial value of warrants and investor SARs issued to-date	(22,874)
Costs incurred	(6,384)

Total discount		(29,258)
Discount amortization to-date		3,981

Carrying amount of Series D Preferred Shares		$74,723

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

On May 13, 2014, our board of trustees declared a second quarter 2014 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on June 30, 2014 to holders of record on June 2, 2014 and totaled $6.0 million.

On July 29, 2014, our board of trustees declared a third quarter 2014 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends will be paid on September 30, 2014 to holders of record on September 2, 2014.

At Market Issuance Sales Agreement (ATM):

On June 13, 2014, we entered into an At Market Issuance Sales Agreement, or the Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to $150.0 million aggregate amount of preferred shares. With respect to each series of preferred shares, the maximum amount issuable is as follows: 4,000,000 Series A Preferred Shares, 1,000,000 Series B Preferred Shares, and 1,000,000 Series C Preferred Shares. Unless the Preferred ATM agreement is earlier terminated by MLV or us, the Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the Preferred ATM agreement. From the effective date of the Preferred ATM Agreement through June 30, 2014, we did not issue any Series A Preferred Shares, Series B Preferred Shares or Series C Preferred Shares. As of June 30, 2014, 4,000,000, 1,000,000, and 1,000,000 Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the Preferred ATM agreement.

On June 13, 2014, we amended our declaration of trust to reclassify and designate an additional 3,309,288 of our unclassified preferred shares of beneficial interest, par value $0.01 per share, as 3,309,288 Series A Preferred Shares. This reclassification increased the number of shares classified as Series A Preferred Shares from 4,760,000 shares to 8,069,288 shares. This reclassification decreased the number of unclassified preferred shares from 4,340,000 shares to 1,030,712 shares. We engaged in this reclassification in order to authorize additional Series A Preferred Shares issuable under the Preferred ATM Agreement.

Common Shares

Dividends:

On March 18, 2014, the board of trustees declared a $0.17 dividend on our common shares to holders of record as of April 4, 2014. The dividend was paid on April 30, 2014 and totaled $13.9 million.

On June 12, 2014, the board of trustees declared a $0.18 dividend on our common shares to holders of record as of July 11, 2014. The dividend was paid on July 31, 2014 and totaled $14.7 million.

Equity Compensation:

During the six-month period ended June 30, 2014, 20,530 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

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

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the six-month period ended June 30, 2014, we issued a total of 3,614 common shares pursuant to the DRSPP at a weighted-average price of $8.26 per share and we received $0.1 million of net proceeds. As of June 30, 2014, 7,774,206 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the six-month period ended June 30, 2014, we issued a total of 641,139 common shares pursuant to this agreement at a weighted-average price of $8.26 per share and we received $5.2 million of net proceeds. As of June 30, 2014, 7,918,919 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Common Share Public Offering:

In January 2014, we issued 10,000,000 common shares in an underwritten public offering. The public offering price was $8.52 per share and we received $82.6 million of proceeds.

Off-Balance Sheet Arrangements and Commitments

There have been no material changes in off-balance sheet arrangements or commitments during the six-month period ended June 30, 2014 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2013. Reference is made to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard is effective for annual reporting periods beginning after December 15, 2016. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in quantitative and qualitative market risks during the six-month period ended June 30, 2014 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2013. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 13, 2012, the staff of the SEC notified us that the SEC had initiated a non-public investigation concerning our investment advisory subsidiary, Taberna Capital Management, LLC, or TCM. The investigation relates to TCM’s receipt of approximately $15 million of restructuring fees from issuers of securities collateralizing Taberna securitizations for which TCM served as collateral manager in connection with certain exchange transactions involving these securities and securitizations. TCM participated in these exchange transactions between March 2, 2009 and November 28, 2012 and has not subsequently participated in any exchange transactions in which it has collected a fee. The SEC staff has issued administrative subpoenas seeking testimony and information from us in connection with this matter, and we are cooperating fully in providing such information. SEC staff has verbally informed us through our counsel that they believe that TCM may have violated certain federal securities laws and regulations, primarily the Investment Advisers Act of 1940, as amended, in connection with receiving these restructuring fees. We have engaged in discussions with SEC staff regarding its concerns. Because these discussions are preliminary and ongoing, we are not currently able to determine how this matter will be resolved, or what amounts or remedies associated with, or as a consequence of, this matter are both probable and reasonably estimable or whether any resolution or consequences will have a material adverse effect on us. Accordingly, we have not recorded any liability pertaining to this matter.

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

RAIT FINANCIAL TRUST (Registrant)

Date: August 5, 2014	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chairman of the Board and Chief Executive Officer
(On behalf of the registrant and as its Principal Executive Officer)

Date: August 5, 2014	By:	/s/ James J. Sebra
James J. Sebra, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1.1	Amended and Restated Declaration of Trust of RAIT Financial Trust (“RAIT”). (1)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. (2)

3.1.3	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. (3)

3.1.4	Certificate of Correction to the Amended and Restated Declaration of RAIT. (4)

3.1.5	Articles of Amendment to Amended and Restated Declaration of RAIT. (5)

3.1.6	Articles of Amendment to Amended and Restated Declaration of RAIT. (6)

3.1.7	Articles Supplementary (the “Series A Articles Supplementary”) relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) of RAIT. (7)

3.1.8	Certificate of Correction to the Series A Articles Supplementary. (7)

3.1.9	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series B Preferred Shares”) of RAIT. (8)

3.1.10	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series C Preferred Shares”) of RAIT. (9)

3.1.11	Articles Supplementary relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (10)

3.1.12	Certificate of Correction relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (11)

3.1.13	Articles Supplementary (the “Series D Articles Supplementary”) relating to the Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”) of RAIT. (12)

3.1.14	Articles Supplementary relating to the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series E Preferred Shares”) of RAIT. (13)

3.1.15	Amendment dated November 30, 2012 to the Series D Articles Supplementary. (13)

3.1.16	Articles Supplementary, dated June 13, 2014. (14)

3.2	By-laws of RAIT. (15).

4.1.1	Form of Certificate for Common Shares of Beneficial Interest. (6)

4.1.2	Form of Certificate for the Series A Preferred Shares. (16)

4.1.3	Form of Certificate for the Series B Preferred Shares. (8)

4.1.4	Form of Certificate for the Series C Preferred Shares. (9)

4.1.5	Form of Certificate for Series D Preferred Shares. (17)

4.1.6	Form of Certificate for Series E Preferred Shares. (17)

4.2.1	Base Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (18)

4.2.2	Supplemental Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (18)

4.2.3	Form of RAIT 4.00% Convertible Senior Note due 2033 (included in Exhibit 4.2.2).

4.3.1	Base Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (19)

Exhibit Number	Description of Documents

4.3.2	Supplemental Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (19)

4.4	Indenture dated as of October 5, 2011 between RAIT and Wilmington Trust, National Association, as trustee. (20)

4.5.1	Registration Rights Agreement dated as of October 1, 2012 by and among RAIT and ARS VI Investor I, LP (f/k/a ARS VI Investor I, LLC) (“ARS VI”). (12)

4.5.2	Amendment No. 1 to Registration Rights Agreement dated as of April 25, 2014 by and among RAIT and ARS VI. (21)

4.5.3	Common Share Purchase Warrant No. 1 dated October 17, 2012 issued by RAIT to ARS VI. (17)

4.5.4	Common Share Appreciation Right No. 1 dated October 17, 2012 issued by RAIT to ARS VI. (17)

4.5.5	Common Share Purchase Warrant No. 2 dated November 15, 2012 issued by RAIT to ARS VI. (22)

4.5.6	Common Share Appreciation Right No. 2 dated November 15, 2012 issued by RAIT to ARS VI. (22)

4.5.7	Common Share Purchase Warrant No. 3 dated December 18, 2012 issued by RAIT to ARS VI. (23)

4.5.8	Common Share Appreciation Right No. 3 dated December 18, 2012 issued by RAIT to ARS VI. (23)

4.5.9	Common Share Purchase Warrant No. 4 dated March 27, 2014 issued by RAIT Financial Trust to ARS VI. (24)

4.5.10	Common Share Appreciation Right No. 4 dated March 27, 2014 issued by RAIT Financial Trust to ARS VI. (24).

4.6.1	Base Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (25)

4.6.2	Supplemental Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (25)

4.6.3	Form of RAIT 4.00% Convertible Senior Note due 2033 (included in Exhibit 4.6.2). (25)

4.6.4	Second Supplemental Indenture, dated as of April 14, 2014, between RAIT Financial Trust, as issuer, and Wells Fargo Bank, National Association, as trustee. (26)

4.6.5	Form of 7.625% Senior Notes due 2024 (included as Exhibit A to Exhibit 4.6.4 hereto).

Certain Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1	Master Repurchase Agreement dated as of January 24, 2014 among RAIT CRE Conduit II, LLC, as seller, RAIT, as guarantor, and UBS Real Estate Securities Inc., as buyer. (27)

10.2	Guaranty Agreement, dated as of January 24, 2014, of RAIT in favor of UBS Real Estate Securities Inc. (27)

10.3	Employment Agreement dated as of January 29, 2014 between RAIT and Scott L.N. Davidson. (28)

10.4	IAP Form of Share Award Grant Agreement for non-management trustees adopted January 29, 2014.9(29)

10.5.1	Capped Call Confirmation dated February 28, 2014 between RAIT and Barclays Bank PLC (“Barclays”). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment. The omitted portions have been filed with the Securities and Exchange Commission. (30)

10.5.2	Amendment Agreement dated February 28, 2014 between RAIT and Barclays to the Capped Call Confirmation dated December 4, 2013 between RAIT and Barclays. (31)

10.6.1	First Amendment to Master Repurchase Agreement and other transaction documents dated as of June 30, 2013 among RAIT CMBS Conduit I, LLC (“RAIT CMBS I”), Citibank N.A., (“Citibank”) and RAIT. (31)

10.6.2	Third Amendment to Master Repurchase Agreement dated as of December 9, 2013 among RAIT CMBS I, Citibank and RAIT. (31)

10.6.3	Amended and Restated Master Repurchase Agreement dated as of July 28, 2014 by and among RAIT CMBS Conduit I, LLC, RAIT CRE Conduit III, LLC, collectively as seller, and Citibank, N.A., as buyer. (32)

10.6.4	Guaranty dated July 28, 2014 by RAIT Financial Trust, as guarantor, for the benefit of Citibank, N.A. (32)

Exhibit Number	Description of Documents

10.7.1	First Amendment to Master Repurchase Agreement dated as of December 27, 2011 between Barclays and RAIT CMBS Conduit II, LLC (“RAIT CMBS II”). (31)

10.7.2	Second Amendment to Master Repurchase Agreement dated as of February 16, 2012 between Barclays and RAIT CMBS II. (31)

10.8	Amendment No. 1 to Master Repurchase Agreement dated as of March 20, 2014 among Column Financial, Inc. (“Column”) and RAIT CRE Conduit I, LLC (“RAIT CRE I”) and RAIT. (31)

10.9.1	Amendment No. 1 to Master Repurchase Agreement dated as of March 17, 2014 among UBS Real Estate Securities Inc. (“UBS”), RAIT CRE CONDUIT II, LLC (“RAIT CRE II”) and RAIT. (31)

10.9.2	Amendment No. 2 to Master Repurchase Agreement dated as of March 27, 2014 among UBS, RAIT CRE II and RAIT. (31)

10.10	Amendment 2014-1 dated May 8, 2014 and effective January 29, 2014 to the Third Amended and Restated Employment Agreement dated as of August 4, 2011 between RAIT and Scott F. Schaeffer. (31)

10.11	Amendment 2014-1 dated May 13, 2014 to the Employment Agreement between RAIT Financial Trust and Raphael Licht. (33)

10.12	At the Market Issuance Sales Agreement, dated June 13, 2014, by and between RAIT Financial Trust and MLV & Co. LLC. (14)

12.1	Statements regarding computation of ratios as of June 30, 2014. *

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. *

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. *

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. *

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. *

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three month and six month periods ended June 30, 2014 and 2013; (ii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three month and six month periods ended June 30, 2014 and 2013; (iv) Consolidated Statement of Changes in Equity for the six month period ended June 30, 2015; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements. *

*	Filed herewith
(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July, 1 2011 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 25, 2012 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2012 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 4, 2012 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 13, 2014 (File No. 1-14760).

(15)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).
(16)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(17)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).
(18)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).
(19)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).
(20)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).
(21)	Incorporated by reference to RAIT’s Registration Statement on Form S-3 (Registration No. 333-195547).
(22)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2012 (File No. 1-14760).
(23)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2012 (File No. 1-14760).
(24)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 27, 2014 (File No. 1-14760).
(25)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).
(26)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on April 14, 2014. (File No. 1-14760).
(27)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 31, 2014 (File No. 1-14760).
(28)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 4, 2014 (File No. 1-14760).
(29)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2013 (File No. 1-14760).
(30)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 28, 2014 (File No. 1-14760).
(31)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).
(32)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 1, 2014 (File No. 1-14760).
(33)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 16, 2014 (File No. 1-14760).