Form 10-Q
period 2014-09-30
RAIT Financial Trust
filed 2014-11-10
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

A total of 82,511,313 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of November 6, 2014.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of September 30, 2014	As of December 31, 2013
Assets
Investment in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,369,782	$1,122,377
Allowance for losses	(15,662)	(22,955)

Total investment in mortgages and loans	$1,354,120	1,099,422
Investments in real estate, net of accumulated depreciation of $155,815 and $127,745, respectively	1,400,715	1,004,186
Investments in securities and security-related receivables, at fair value	568,279	567,302
Cash and cash equivalents	116,767	88,847
Restricted cash	133,374	121,589
Accrued interest receivable	54,929	48,324
Other assets	78,948	57,081
Deferred financing costs, net of accumulated amortization of $23,829 and $17,768, respectively	25,141	18,932
Intangible assets, net of accumulated amortization of $10,941 and $4,564, respectively	23,944	21,554

Total assets	$3,756,217	$3,027,237

Liabilities and Equity
Indebtedness ($444,190 and $389,146 at fair value, respectively)	$2,613,317	$2,086,401
Accrued interest payable	34,164	26,936
Accounts payable and accrued expenses	58,579	32,447
Derivative liabilities	81,998	113,331
Deferred taxes, borrowers’ escrows and other liabilities	132,200	79,462

Total liabilities	2,920,258	2,338,577
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 4,000,000 and 2,600,000 shares issued and outstanding, respectively	76,176	52,970
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 and 4,760,000 shares authorized, respectively, 4,075,569 and 4,069,288 shares issued and outstanding	41	41
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,288,465 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,100 shares issued and outstanding	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	—	—
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 82,509,635 and 71,447,437 issued and outstanding, respectively, including 541,575 and 369,500 unvested restricted common share awards, respectively	2,474	2,143
Additional paid in capital	2,008,814	1,920,455
Accumulated other comprehensive income (loss)	(43,039)	(63,810)
Retained earnings (deficit)	(1,364,168)	(1,257,306)

Total shareholders’ equity	604,162	601,563
Noncontrolling interests	155,621	34,127

Total equity	759,783	635,690

Total liabilities and equity	$3,756,217	$3,027,237

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2014	2013	2014	2013
Revenue:
Investment interest income	$33,273	$32,730	$102,882	$95,266
Investment interest expense	(7,636)	(8,235)	(22,342)	(22,996)

Net interest margin	25,637	24,495	80,540	72,270
Rental income	41,814	29,233	116,204	84,260
Fee and other income	7,842	8,667	19,113	22,738

Total revenue	75,293	62,395	215,857	179,268
Expenses:
Interest expense	13,910	10,052	38,756	29,696
Real estate operating expense	20,882	15,521	58,655	44,842
Compensation expense	7,187	6,565	23,118	19,849
General and administrative expense	4,756	3,046	13,239	10,384
Acquisition expense	816	199	1,408	199
Provision for losses	1,500	500	3,500	1,500
Depreciation and amortization expense	13,236	8,784	38,719	25,972

Total expenses	62,287	44,667	177,395	132,442

Operating Income	13,006	17,728	38,462	46,826
Other income (expense)	(21,464)	(3,849)	(21,449)	(3,704)
Gain (losses) on assets	25	(191)	(5,350)	30
Gain (losses) on extinguishment of debt	—	—	2,421	—
Change in fair value of financial instruments	(10,223)	(24,659)	(59,433)	(200,436)

Income (loss) before taxes	(18,656)	(10,971)	(45,349)	(157,284)
Income tax benefit (provision)	2,194	(164)	2,454	470

Net income (loss)	(16,462)	(11,135)	(42,895)	(156,814)
(Income) loss allocated to preferred shares	(7,407)	(6,024)	(20,628)	(16,831)
(Income) loss allocated to noncontrolling interests	603	53	20	130

Net income (loss) allocable to common shares	$(23,266)	$(17,106)	$(63,503)	$(173,515)

Earnings (loss) per share-Basic:
Earnings (loss) per share-Basic	$(0.28)	$(0.24)	$(0.78)	$(2.60)

Weighted-average shares outstanding-Basic	81,967,806	70,192,918	81,111,796	66,807,299

Earnings (loss) per share-Diluted:
Earnings (loss) per share-Diluted	$(0.28)	$(0.24)	$(0.78)	$(2.60)

Weighted average shares outstanding-Diluted	81,967,806	70,192,918	81,111,796	66,807,299

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2014	2013	2014	2013
Net income (loss)	$(16,462)	$(11,135)	$(42,895)	$(156,814)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	221	(1,641)	(975)	(379)
Realized (gains) losses on interest rate hedges reclassified to earnings	6,966	7,946	21,746	24,330
Change in fair value of available-for-sale securities	—	93	—	93

Total other comprehensive income (loss)	7,187	6,398	20,771	24,044

Comprehensive income (loss) before allocation to noncontrolling interests	(9,275)	(4,737)	(22,124)	(132,770)
Allocation to noncontrolling interests	603	53	20	130

Comprehensive income (loss)	$(8,672)	$(4,684)	$(22,104)	$(132,640)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statement of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2014	4,069,288	$41	2,288,465	$23	1,640,100	$17	71,447,437	$2,143	$1,920,455	$(63,810)	$(1,257,306)	$601,563	$34,127	$635,690
Net income (loss)	0	0	0	0	0	0	0	0	0	0	(42,875)	(42,875)	(20)	(42,895)
Preferred dividends	0	0	0	0	0	0	0	0	0	0	(20,628)	(20,628)	0	(20,628)
Common dividends declared	0	0	0	0	0	0	0	0	0	0	(43,359)	(43,359)	0	(43,359)
Other comprehensive income (loss), net	0	0	0	0	0	0	0	0	0	20,771	0	20,771	0	20,771
Share-based compensation	0	0	0	0	0	0	0	0	(642)	0	0	(642)	0	(642)
Issuance of noncontrolling interests	0	0	0	0	0	0	0	0	0	0	0	0	128,851	128,851
Distribution to noncontrolling interests	0	0	0	0	0	0	0	0	0	0	0	0	(7,337)	(7,337)
Preferred shares issued, net	6,281	0	0	0	0	0	0	0	85	0	0	85	0	85
Common shares issued for equity compensation	0	0	0	0	0	0	415,456	12	1,021	0	0	1,033	0	1,033
Common shares issued, net	0	0	0	0	0	0	10,646,742	319	88,194	0	0	88,513	0	88,513
4.0% convertible senior notes embedded conversion option	0	0	0	0	0	0	0	0	1,182	0	0	1,182	0	1,182
4.0% convertible senior notes capped call	0	0	0	0	0	0	0	0	(1,481)	0	0	(1,481)	0	(1,481)

Balance, September 30, 2014	4,075,569	$41	2,288,465	$23	1,640,100	$17	82,509,635	$2,474	$2,008,814	$(43,039)	$(1,364,168)	$604,162	$155,621	$759,783

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine-Month Periods Ended September 30
	2014	2013
Operating activities:
Net income (loss)	$(42,895)	$(156,814)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	3,500	1,500
Share-based compensation expense	3,777	2,562
Depreciation and amortization	38,719	25,972
Amortization of deferred financing costs and debt discounts	7,728	5,860
Accretion of discounts on investments	(4,719)	(5,666)
(Gains) losses on assets	5,350	(30)
(Gains) losses on extinguishment of debt	(2,421)	—
Change in fair value of financial instruments	59,433	200,436
Provision (benefit) for deferred taxes	(2,634)	—
Changes in assets and liabilities:
Accrued interest receivable	(7,882)	(4,311)
Other assets	(15,626)	(7,038)
Accrued interest payable	(14,580)	(20,998)
Accounts payable and accrued expenses	21,611	8,118
Deferred taxes, borrowers’ escrows and other liabilities	14,918	(4,920)

Cash flow from operating activities	64,279	44,671
Investing activities:
Proceeds from sales of other securities	8,973	96,991
Purchase and origination of loans for investment	(695,919)	(419,661)
Principal repayments on loans	134,521	50,851
Sales of conduit loans	238,988	281,959
Investments in real estate	(238,648)	(46,725)
Proceeds from the disposition of real estate	3,821	3,139
(Increase) Decrease in restricted cash	19,627	(60,662)

Cash flow from investing activities	(528,637)	(94,108)
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(25,589)	(9,268)
Proceeds from secured credit facilities and loans payable on real estate	102,318	—
Repayments and repurchase of CDO notes payable	(174,397)	(135,947)
Proceeds from issuance of senior notes from CMBS transaction	155,001	101,250
Proceeds from issuance of 4.0% convertible senior notes	16,750	—
Proceeds from issuance of senior unsecured notes	131,905	—
Proceeds from repurchase agreements	357,550	156,781
Repayments of repurchase agreements	(236,129)	(138,780)
Issuance (acquisition) of noncontrolling interests	115,728	29,322
Payments for deferred costs and convertible senior note hedges	(12,313)	(1,864)
Preferred share issuance, net of costs incurred	33,639	21,879
Common share issuance, net of costs incurred	85,037	78,873
Distributions paid to preferred shareholders	(17,244)	(12,843)
Distributions paid to common shareholders	(39,978)	(23,384)

Cash flow from financing activities	492,278	66,019

Net change in cash and cash equivalents	27,920	16,582
Cash and cash equivalents at the beginning of the period	88,847	100,041

Cash and cash equivalents at the end of the period	$116,767	$116,623

Supplemental cash flow information:
Cash paid for interest	$29,129	$26,494
Cash paid (refunds received) for taxes	191	509
Non-cash increase in investments in real estate from conversion of loans	35,180	51,974
Non-cash increase in non-controlling interests from property acquisition	3,362	1,618
Non-cash decrease in indebtedness from debt extinguishments	(2,421)	—
Non-cash increase in indebtedness from the assumption of debt from property acquisitions	129,660	—
Non-cash increase in other assets from business combination	7,302	—

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

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

For the nine-month period ended September 30, 2014, gains (losses) on assets in the accompanying consolidated statement of operations includes the write-off of assets totaling $3,001 that were associated with property transactions completed in a prior period.

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

We expanded our third party property management platform and own a retail property management firm, which managed 62 properties representing 18,614,490 square feet in 26 states as of September 30, 2014. Upon acquisition in the fourth quarter of 2013, we recorded goodwill with a balance of $14,752 and identifiable intangible assets of $19,050.

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

As of September 30, 2014

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

d. Investments in Loans

We invest in commercial mortgages, mezzanine loans, preferred equity interests, debt securities and other loans. We account for our investments in commercial mortgages, mezzanine loans, preferred equity interests and other loans at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income on a level yield basis over the terms of the loans.

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

Management reviews our investments in real estate for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property.

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

As of September 30, 2014

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

During the three-month periods ended September 30, 2014 and 2013, we received $681 and $1,143, respectively, of earned asset management fees, of which we eliminated $360 and $867, respectively, of management fee income associated with consolidated securitizations.

During the nine-month periods ended September 30, 2014 and 2013, we received $3,325 and $3,582, respectively, of earned asset management fees, of which we eliminated $2,381 and $2,612, respectively, of management fee income associated with consolidated CDOs.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

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

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our customer relationships was $21,726 as of September 30, 2014 and December 31, 2013. The gross carrying amount for our in-place leases was $11,659 and $2,892 as of September 30, 2014 and December 31, 2013, respectively. The gross carrying amount for our trade name was $1,500 as of September 30, 2014 and December 31, 2013, respectively. The accumulated amortization for our intangible assets was $10,941 and $4,564 as of September 30, 2014 and December 31, 2013, respectively. We recorded amortization expense of $1,980 and $228 for the three-month periods ended September 30, 2014 and 2013, respectively, and $6,376 and $1,318 for the nine-month periods ended September 30, 2014 and 2013, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $1,758 for the remainder of 2014, $4,326 for 2015, $3,520 for 2016, $2,522 for 2017, $2,031 for 2018 and $9,788 thereafter.

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

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of September 30, 2014:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages (2)	$1,068,977	$(15,787)	$1,053,190	86	5.9%	Dec. 2014 to Jul. 2044
Mezzanine loans	257,553	(2,576)	254,977	77	9.4%	Dec. 2014 to Jan. 2029
Preferred equity interests	42,608	0	42,608	10	7.7%	May 2015 to Aug. 2025

Total CRE Loans	1,369,138	(18,363)	1,350,775	173	6.6%
Other loans	20,138	53	20,191	1	2.8%	Oct. 2016

Total Loans	$1,389,276	$(18,310)	$1,370,966	174	6.6%

Deferred fees	(1,184)	0	(1,184)

Total investments in loans	$1,388,092	$(18,310)	$1,369,782

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.
(2)	Commercial mortgages includes 11 conduit loans with an unpaid principal balance and carrying amount of $107,164, a weighted-average coupon of 4.6% and maturity dates ranging from September 2021 through July 2044. These commercial mortgages are classified as loans held for sale.

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2013:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE) Loans
Commercial mortgages (2)	$792,526	$(19,257)	$773,269	59	6.4%	Mar. 2014 to Jan. 2029
Mezzanine loans	269,034	(3,273)	265,761	81	9.6%	Mar. 2014 to Jan. 2029
Preferred equity interests	54,389	(939)	53,450	11	8.6%	May 2015 to Aug. 2025

Total CRE Loans	1,115,949	(23,469)	1,092,480	151	7.3%
Other loans	30,625	72	30,697	2	4.3%	Mar. 2014 to Oct. 2016

Total Loans	1,146,574	(23,397)	1,123,177	153	7.2%

Deferred fees	(800)	0	(800)

Total investments in loans	$1,145,774	$(23,397)	$1,122,377

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.
(2)	Commercial mortgages includes six conduit loans with an unpaid principal balance and carrying amount of $61,825, a weighted-average coupon of 5.3% and maturity dates ranging from January 2024 through January 2029. These commercial mortgages are classified as loans held for sale.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

During the nine-month period ended September 30, 2014, we completed the conversion of two commercial real estate loans with a carrying value of $35,404 to real estate owned property. We recorded a gain on asset of $136 on one property as the value of the real estate exceeded the carrying amount of the converted loan and charged off $360 to the allowance for losses as the carrying amount of the other loan exceeded the fair value of the real estate property. During the nine-month period ended September 30, 2013, we did not convert any commercial real estate loans to owned real estate property.

In June 2014, we sold all of the remaining interests, held by Taberna VIII and Taberna IX, in one of our other investments with an unpaid principal balance of $10,488 for $2,850. We recorded a loss on sale of asset of $7,638 due to the illiquid nature of the investment.

The following table summarizes the delinquency statistics of our commercial real estate loans as of September 30, 2014 and December 31, 2013:

Delinquency Status	As of September 30, 2014	As of December 31, 2013
30 to 59 days	$0	$0
60 to 89 days	0	6,441
90 days or more	32,811	13,603
In foreclosure or bankruptcy proceedings	7,930	23,470

Total	$40,741	$43,514

As of September 30, 2014 and December 31, 2013, approximately $40,741 and $37,073, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 7.3% and 6.3%, respectively.

During the nine-month period ended September 30, 2014, we removed a loan with an unpaid principal balance of $5,500 from non-accrual status. The carrying amount of this loan is $4,330 as it was acquired at a discount. We recorded $882 of accrued interest which represents the interest during the time the loan was on non-accrual status. Management believes the entire unpaid principal balance and all accrued interest is collectible.

Allowance For Losses And Impaired Loans

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans and other loans for the three-month periods ended September 30, 2014 and 2013:

	For the Three-Month Period Ended September 30, 2014	For the Three-Month Period Ended September 30, 2013
Beginning balance	$15,336	$24,222
Provision	1,500	500
Charge-offs, net of recoveries	(1,174)	(1,405)

Ending balance	$15,662	$23,317

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans and other loans for the nine-month periods ended September 30, 2014 and 2013:

	For the Nine-Month Period Ended September 30, 2014	For the Nine-Month Period Ended September 30, 2013
Beginning balance	$22,955	$30,400
Provision	3,500	1,500
Charge-offs, net of recoveries	(10,793)	(8,583)

Ending balance	$15,662	$23,317

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

As of September 30, 2014 and December 31, 2013, we identified 14 commercial mortgages and mezzanine loans with unpaid principal balances and recorded investment of $64,741 and $55,573, respectively, as impaired.

The average unpaid principal balance and recorded investment of total impaired loans was $65,129 and $65,199 during the three-month periods ended September 30, 2014 and 2013, respectively, and $58,088 and $67,315 during the nine-month periods ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there are four impaired loans with unpaid principal balances of $20,180 for which there is no allowance. We recorded interest income from impaired loans of $53 and $23 for the three-month periods ended September 30, 2014 and 2013, respectively. We recorded interest income from impaired loans of $938 and $229 for the nine-month periods ended September 30, 2014 and 2013, respectively.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring (TDR) under FASB ASC Topic 310, “Receivables”. During the nine-month period ended September 30, 2014, we have determined that a modification to one commercial real estate loan constituted a TDR as the borrower was experiencing financial difficulties and we, as the lender, granted a concession to the borrower by deferring principal payments to future periods. The outstanding recorded investment was $11,140 both before and after the modification. As of September 30, 2014, there were no TDRs that subsequently defaulted for modifications within the previous 12 months.

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of September 30, 2014:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS and subordinated debentures	$602,376	$0	$(112,438)	$489,938	3.8%	20.2
Other securities	12,604	0	(12,604)	0	4.7%	38.1

Total trading securities	614,980	0	(125,042)	489,938	3.8%	20.5
Available-for-sale securities	3,600	0	(2,970)	630	2.0%	28.1
Security-related receivables
TruPS and subordinated debenture receivables	32,900	0	(25,217)	7,683	3.4%	17.5
Unsecured REIT note receivables	30,000	2,532	0	32,532	6.7%	2.4
CMBS receivables (2)	53,383	1,656	(18,604)	36,435	5.8%	32.0
Other securities	28,328	0	(27,267)	1,061	2.3%	35.6

Total security-related receivables	144,611	4,188	(71,088)	77,711	4.7%	23.3

Total investments in securities	$763,191	$4,188	$(199,100)	$568,279	4.0%	21.2

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.
(2)	CMBS receivables include securities with a fair value totaling $12,122 that are rated between “AAA” and “A-” by Standard & Poor’s, securities with a fair value totaling $22,667 that are rated “BBB+” and “B-” by Standard & Poor’s and securities with a fair value totaling $1,646 that are rated “D” by Standard & Poor’s.

All of our gross unrealized losses at September 30, 2014 were greater than 12 months.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

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

The following table summarizes the non-accrual status of our investments in securities:

	As of September 30, 2014			As of December 31, 2013
	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value	Principal /Par Amount on Non-accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$65,557	2.0%	$650	$83,557	1.8%	$5,678
Other securities	36,842	3.2%	630	41,019	3.1%	11
CMBS receivables	15,250	5.9%	328	22,772	5.9%	447

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of September 30, 2014 and December 31, 2013, investment in securities of $635,276 and $653,276, respectively, in principal amount of TruPS and subordinated debentures, and $78,383 and $91,383, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	As of September 30, 2014		As of December 31, 2013
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family real estate properties (a)	$1,040,808	50	$716,708	37
Office real estate properties	330,725	14	282,371	11
Retail real estate properties	134,341	6	83,653	4
Parcels of land	50,656	10	49,199	10

Subtotal	1,556,530	80	1,131,931	62
Less: Accumulated depreciation and amortization (a)	(155,815)		(127,745)

Investments in real estate	$1,400,715		$1,004,186

(a)	As of September 30, 2014, includes 22 apartment properties owned by Independence Realty Trust, Inc., with 6,470 units and a book value of $444,050 and accumulated depreciation of $20,848. As of December 31, 2013, includes 10 apartment properties owned by Independence Realty Trust, Inc., with 2,790 units and a book value of $190,096 and accumulated depreciation of $15,775.

As of September 30, 2014, our investments in real estate of $1,400,715 were financed through $379,242 of mortgages held by third parties and $944,662 of mortgages held by our RAIT I and RAIT II CDO securitizations. As of December 31, 2013, our investments in real estate of $1,004,186 were financed through $171,223 of mortgages held by third parties and $864,689 of mortgages held by our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

Acquisitions:

During the nine-month period ended September 30, 2014, we acquired 14 multi-family properties, two retail properties and three office properties with a combined purchase price of $421,879. We assumed first mortgages on some of these properties. Upon acquisition, we recorded the investment in real estate, including any related working capital and intangible assets, at fair value of $427,194 and recorded a gain on assets of $5,675. Of these acquisitions, Independence Realty Trust, Inc., or IRT, acquired 12 multi-family properties at a fair value of $255,831. We consolidate IRT as it is a VIE and we are the primary beneficiary. See Note 9 for additional disclosures pertaining to VIEs.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the 19 properties acquired during the nine-month period ended September 30, 2014, on the respective date of each acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$418,427
Cash and cash equivalents	308
Restricted cash	3,094
Other assets	2,590
Deferred financing costs	993
Intangible assets	8,767

Total assets acquired	434,179
Liabilities assumed:
Loans payable on real estate	127,755
Accounts payable and accrued expenses	5,480
Other liabilities	710

Total liabilities assumed	133,945
Noncontrolling interests assumed:	3,000

Estimated fair value of net assets acquired	$297,234

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective conversion date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans and cash	$297,407
Other considerations	(173)

Total fair value of consideration transferred	$297,234

During the nine-month period ended September 30, 2014, these investments contributed revenue of $22,042 and a net income allocable to common shares of $1,813. During the nine-month period ended September 30, 2014, we incurred $1,127 of third-party acquisition-related costs, which is included in general and administrative expense in the accompanying consolidated statements of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

The tables below present the revenue, net income and earnings per share effect of the acquired properties, as reported in our consolidated financial statements and on a pro forma basis as if the acquisitions occurred on January 1, 2013. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

Description	For the Three-Month Period Ended September 30, 2014	For the Three-Month Period Ended September 30, 2013
Total revenue of real estate properties acquired, as reported	$10,039	$0
Pro forma rental income	45,347	42,260
Net income (loss) allocable to common shares of real estate properties acquired, as reported	846	0
Pro forma net income (loss) allocable to common shares	(22,393)	(14,912)
Earnings (loss) per share attributable to common shareholders of real estate properties acquired
Basic and diluted—as reported	0.01	0.00
Basic and diluted—as pro forma	(0.27)	(0.21)

Description	For the Nine-Month Period Ended September 30, 2014	For the Nine-Month Period Ended September 30, 2013
Total revenue of real estate properties acquired, as reported	$22,042	$0
Pro forma rental income	133,861	122,776
Net income (loss) allocable to common shares of real estate properties acquired, as reported	1,813	0
Pro forma net income (loss) allocable to common shares	(59,458)	(166,797)
Earnings (loss) per share attributable to common shareholders of real estate properties acquired
Basic and diluted—as reported	0.02	0.00
Basic and diluted—as pro forma	(0.73)	(2.50)

We have not yet completed the process of estimating the fair value of assets acquired and liabilities assumed. Accordingly, our preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as we complete the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in our financial statements retrospectively. During the nine-month period ended September 30, 2014, we have not recorded any adjustments for prior period real estate acquisitions.

Dispositions:

During the nine-month period ended September 30, 2014, we disposed of one multi-family real estate property for a total sale price of $4,250. We recorded a loss on the sale of this asset of $2,526, of which $319 is included in the accompanying consolidated statements of operations during the nine-month period ended September 30, 2014.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of September 30, 2014:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$33,297	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	133,752	4.0%	Oct. 2033
7.625% senior notes	60,000	60,000	7.6%	Apr. 2024
7.125% senior notes	71,905	71,905	7.1%	Aug. 2019
Secured credit facilities	5,000	5,000	2.7%	Oct. 2016
Junior subordinated notes, at fair value (3)	18,671	13,048	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	159,171	159,171	2.4%	Nov. 2014 to Jul. 2016

Total recourse indebtedness (4)	515,663	501,273	4.4%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,086,038	1,084,289	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	846,941	431,142	1.0%	2037 to 2038
CMBS securitizations (8)	215,518	215,518	1.9%	Jan. 2029 to May 2031
Loans payable on real estate (9)	379,259	381,095	4.7%	Sep. 2015 to Aug. 2024

Total non-recourse indebtedness	2,527,756	2,112,044	1.4%

Total indebtedness	$3,043,419	$2,613,317	1.9%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $80,000 with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1,573,559 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $959,310 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of September 30, 2014 was $731,911. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(8)	Excludes the FL1 junior notes and the FL2 junior notes purchased by us which are eliminated in consolidation. Collateralized by $289,470 principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(9)	Includes $246,997 of unpaid principal balance with a carrying amount of $248,833 of mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.7% and has a range of maturity dates from April 2016 to August 2024.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2013:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$32,938	7.0%	Apr. 2031
4.0% convertible senior notes (2)	125,000	116,184	4.0%	Oct. 2033
Secured credit facilities	11,129	11,129	3.2%	Oct. 2016 to Dec. 2016
Junior subordinated notes, at fair value (3)	18,671	11,911	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	37,749	37,749	2.7%	Nov. 2014 to Oct. 2015

Total recourse indebtedness (4)	251,715	235,011	3.8%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,204,117	1,202,772	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	865,199	377,235	0.9%	2037 to 2038
CMBS securitization (8)	100,139	100,139	2.1%	Jan. 2029
Loans payable on real estate (9)	171,244	171,244	5.3%	Sep. 2015 to Dec. 2023

Total non-recourse indebtedness	2,340,699	1,851,390	1.1%

Total indebtedness	$2,592,414	$2,086,401	1.4%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $86,000 with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1,662,537 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $989,781 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2013 was $746,939. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(8)	Excludes the FL1 junior notes purchased by us which are eliminated in consolidation. Collateralized by $131,843 principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(9)	Includes $100,803 of unpaid principal balance and carrying amount of mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.8% and has a range of maturity dates from January 2019 to November 2022.

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

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

The current status or activity in our financing arrangements occurring as of or during the nine-month period ended September 30, 2014 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 156.8716 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $6.37 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods. Holders of 7.0% convertible senior notes may require us to repurchase all or a portion of the 7.0% convertible senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest on April 1, 2016, April 1, 2021, and April 1, 2026, or upon the occurrence of certain defined fundamental changes.

4.0% convertible senior notes. The 4.0% Convertible Senior Notes due 2033, or the 4.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 105.8429 common shares per $1 principal amount of 4.0% convertible senior notes (equivalent to a current conversion price of $9.45 per common share). Upon conversion of 4.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 4.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods. Holders of 4.0% convertible senior notes may require us to repurchase all or a portion of the 4.0% convertible senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest on October 1, 2018, October 1, 2023, and October 1, 2028, or upon the occurrence of certain defined fundamental changes.

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

As of September 30, 2014

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

7.125% senior notes. In August 2014, we issued and sold in a public offering $71,905 aggregate principal amount of our 7.125% Senior Notes due 2019, or the 7.125% senior notes. After deducting the underwriting discount and the estimated offering costs, we received approximately $69,209 of net proceeds. Interest on the 7.125% senior notes is paid quarterly with a maturity date of August 30, 2019. The 7.125% senior notes are subject to redemption at our option, in whole or in part, at any time on or after August 30, 2017, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date and are subject to repurchase by us at the option of the holders following a defined fundamental change, at a repurchase price equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The senior notes are not convertible into equity securities of RAIT. They contain financial covenants that are consistent with our other debt agreements.

Secured credit facilities. As of September 30, 2014, we have $5,000 outstanding under the Independence Realty Operating Partnership, LP, or IROP, credit agreement. The IROP credit agreement has a 3-year term, bears interest at LIBOR plus 2.50% and contains customary financial covenants for this type of revolving credit agreement.

On September 9, 2014, we entered into an amendment under the IROP credit agreement that modified certain terms within the agreement, including, but not limited to, an increase to the lender’s maximum commitment under the credit agreement from $20,000 to $30,000, a change in the LIBOR interest rate from 2.75% to 2.50% and amendments to certain financial covenants.

In January 2014, we repaid the outstanding $6,143 under our other secured credit facility, including any accrued interest.

CMBS facilities. We maintain various CMBS facilities with investment banks with total borrowing capacity of $575,000. The CMBS facilities are repurchase agreements that provide for margin calls in the event the commercial mortgage loans financed by the facilities change in value. As of September 30, 2014, we had $159,171 of outstanding borrowings under the CMBS facilities. As of September 30, 2014, $415,829 in aggregate principal amount remained available under the CMBS facilities. As of September 30, 2014, we were in compliance with all financial covenants contained in all CMBS facilities.

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

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Two of our consolidated securitizations collateralized primarily by commercial real estate loans, RAIT I and RAIT II, are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of September 30, 2014.

During the nine-month period ended September 30, 2014, we repurchased, from the market, a total of $5,800 in aggregate principal amount of CDO notes payable issued by RAIT I. The aggregate purchase price was $3,379 and we recorded a gain on extinguishment of debt of $2,421.

CDO notes payable, at fair value. Both of our consolidated securitizations collateralized primarily by TruPS, Taberna VIII and Taberna IX, are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC test failures are due to defaulted collateral assets and credit risk securities. During the nine-month period ended September 30, 2014, $18,255 of cash flows, which is comprised of $4,125 that was re-directed from our retained interests in these securitizations and $14,130 that was from principal collections on the underlying collateral, were used to repay the most senior holders of our CDO notes payable.

CMBS securitizations. During the nine-month period ended September 30, 2014, $40,482 that was from principal collections on the underlying collateral were used to repay the investment grade senior notes issued by RAIT FL1.

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

On the closing date, our subsidiary, RAIT 2014-FL2 Trust, or the FL2 issuer, issued classes of investment grade senior notes, or the FL2 senior notes, with an aggregate principal balance of approximately $155,861 to investors, representing an advance rate of approximately 79.5%. A RAIT subsidiary received the unrated classes of junior notes, or the FL2 junior notes, including a class with an aggregate principal balance of $40,191, and the equity, or the retained interests, of the FL2 issuer. The FL2 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.79%. The stated maturity of the FL2 notes is May 2031, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in April 2016 or upon defined tax events, the FL2 issuer may redeem the FL2 senior notes, in whole but not in part, at the direction of holders of FL2 junior notes that we hold.

Loans payable on real estate. As of September 30, 2014 and December 31, 2013, we had $381,095 and $171,244, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the nine-month period ended September 30, 2014, we obtained or assumed 11 first mortgages on our investments in real estate from third party lenders that have a total aggregate principal balance of $210,483, maturity dates ranging from April 2016 to August 2024, and interest rates ranging from 3.4% to 5.6%.

Subsequent to September 30, 2014, we obtained one first mortgage on our investments in real estate from a third party lender that has a total aggregate principal balance of $15,991, a maturity date of November 2021, and an interest rate of 3.7%.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

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

Interest Rate Swaps and Caps

We have entered into various interest rate swap and cap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of September 30, 2014, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014			As of December 31, 2013
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$1,072,409	$46	$(81,998)	$1,071,447	$183	$(113,331)
Interest rate caps	36,000	686	0	36,000	1,122	0

Net fair value	$1,108,409	$732	$(81,998)	$1,107,447	$1,305	$(113,331)

During the period October 1, 2014 through December 31, 2014, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $22,400 and a weighted average strike rate of 5.25% as of September 30, 2014, will terminate in accordance with their terms.

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $6,966 and $7,946, respectively, to earnings for the three-month periods ended September 30, 2014 and 2013 and $21,746 and $24,330 for the nine-month periods ended September 30, 2014 and 2013.

On January 1, 2008, we adopted the fair value option, which has been classified under FASB ASC Topic 825, “Financial Instruments”, for certain of our CDO notes payable. Upon the adoption of this standard, hedge accounting for any previously designated interest rate swaps associated with these CDO notes payable was discontinued and amounts were reclassified from accumulated other comprehensive income to earnings over the remaining life of the interest rate swaps. As of September 30, 2014, the notional value associated with these interest rate swaps where hedge accounting was discontinued was $561,151 and had a liability balance with a fair value of $53,900. See Note 8: “Fair Value of Financial Instruments” for the changes in value of these hedges during the three-month and nine-month periods ended September 30, 2014 and 2013. The change in value of these hedges was recorded as a component of the change in fair value of financial instruments in our consolidated statement of operations.

Effective interest rate swaps are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or derivative liabilities.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgages and loans, investments in securities, CDO notes payable, convertible senior notes, junior subordinated notes and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, secured credit facilities and CMBS facilities approximates cost due to the nature of these instruments.

The following table summarizes the carrying amount and the fair value of our financial instruments as of September 30, 2014:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans, other loans and preferred equity interests, net	$1,354,120	$1,283,719
Investments in securities and security-related receivables	568,279	568,279
Cash and cash equivalents	116,767	116,767
Restricted cash	133,374	133,374
Derivative assets	732	732
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	33,297	40,062
4.0% convertible senior notes	133,752	134,308
7.625% senior notes	60,000	57,624
7.125% senior notes	71,905	71,013
Secured credit facilities	5,000	5,000
Junior subordinated notes, at fair value	13,048	13,048
Junior subordinated notes, at amortized cost	25,100	14,648
CMBS facilities	159,171	159,171
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,084,289	919,924
CDO notes payable, at fair value	431,142	431,142
CMBS securitizations	215,518	215,527
Loans payable on real estate	381,095	398,517
Derivative liabilities	81,998	81,998
Warrants and investor SARs	29,731	29,731

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2013:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,122,377	$1,083,118
Investments in securities and security-related receivables	567,302	567,302
Cash and cash equivalents	88,847	88,847
Restricted cash	121,589	121,589
Derivative assets	1,305	1,305
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	32,938	47,778
4.0% convertible senior notes	116,184	124,063
Secured credit facilities	11,129	11,129
Junior subordinated notes, at fair value	11,911	11,911
Junior subordinated notes, at amortized cost	25,100	14,007
CMBS facilities	37,749	37,749
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,202,772	724,885
CDO notes payable, at fair value	377,235	377,235
CMBS securitization	100,139	100,214
Loans payable on real estate	171,244	176,979
Derivative liabilities	113,331	113,331
Warrants and investor SARs	31,304	31,304

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of September 30, 2014
Trading securities
TruPS	$0	$0	$489,938	$489,938
Other securities	0	0	0	0
Available-for-sale securities	0	630	0	630
Security-related receivables
TruPS receivables	0	0	7,683	7,683
Unsecured REIT note receivables	0	32,532	0	32,532
CMBS receivables	0	36,435	0	36,435
Other securities	0	1,061	0	1,061
Derivative assets	0	732	0	732

Total assets	$0	$71,390	$497,621	$569,011

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of September 30, 2014
Junior subordinated notes, at fair value	$0	$0	$13,048	$13,048
CDO notes payable, at fair value	0	0	431,142	431,142
Derivative liabilities	0	28,098	53,900	81,998
Warrants and investor SARs	0	0	29,731	29,731

Total liabilities	$0	$28,098	$527,821	$555,919

(a)	During the nine-month period ended September 30, 2014, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

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

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, duration, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value, but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Generally, an increase in the yields, credit spreads or estimated duration will decrease the fair value of our financial instruments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value, as determined by management, may fluctuate from period to period and any ultimate liquidation or sale of the investment may result in proceeds that may be significantly different than fair value. The weighted average effective dollar price of our TruPS and TruPS receivables as of September 30, 2014 and December 31, 2013 was 76 and 75, respectively.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the nine-month period ended September 30, 2014:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security-Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2013	$480,845	$8,211	$489,056
Change in fair value of financial instruments	9,093	(528)	8,565
Purchases	0	0	0
Principal Repayments	0	0	0

Balance, as of September 30, 2014	$489,938	$7,683	$497,621

Liabilities	Derivative Liabilities	Warrants and investor SARs	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2013	$67,405	$31,304	$377,235	$11,911	$487,855
Change in fair value of financial instruments	(13,505)	(15,314)	72,162	1,137	44,480
Purchases	0	13,741	0	0	13,741
Sales	0	0	0	0	0
Principal repayments	0	0	(18,255)	0	(18,255)

Balance, as of September 30, 2014	$53,900	$29,731	$431,142	$13,048	$527,821

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

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables summarize the valuation technique and the level of the fair value hierarchy for financial instruments that are not fair valued in the accompanying consolidated balance sheets but for which fair value is required to be disclosed. The fair value of cash and cash equivalents, restricted cash, secured credit facilities and CMBS facilities approximates cost due to the nature of these instruments and are not included in the tables below.

				Fair Value Measurement
	Carrying Amount as of September 30, 2014	Estimated Fair Value as of September 30, 2014	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans, net	$1,354,120	$1,283,719	Discounted cash flows	$0	$0	$1,283,719
7.0% convertible senior notes	33,297	40,062	Trading price	40,062	0	0
4.0% convertible senior notes	133,752	134,308	Trading price	134,308	0	0
7.625% senior notes	60,000	57,624	Trading price	57,624	0	0
7.125% senior notes	71,905	71,013	Trading price	71,013	0	0
Junior subordinated notes, at amortized cost	25,100	14,648	Discounted cash flows	0	0	14,648
CDO notes payable, at amortized cost	1,084,289	919,924	Discounted cash flows	0	0	919,924
CMBS securitizations	215,518	215,527	Discounted cash flows	0	0	215,527
Loans payable on real estate	381,095	398,517	Discounted cash flows	0	0	398,517

				Fair Value Measurement
	Carrying Amount as of December 31, 2013	Estimated Fair Value as of December 31, 2013	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,122,377	$1,083,118	Discounted cash flows	$0	$0	$1,083,118
7.0% convertible senior notes	32,938	47,778	Trading price	47,778	0	0
4.0% convertible senior notes	116,184	124,063	Trading price	124,063	0	0
Junior subordinated notes, at amortized cost	25,100	14,007	Discounted cash flows	0	0	14,007
CDO notes payable, at amortized cost	1,202,772	724,885	Discounted cash flows	0	0	724,885
CMBS securitization	100,139	100,214	Discounted cash flows	0	0	100,214
Loans payable on real estate	171,244	176,979	Discounted cash flows	0	0	176,979

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” and derivatives as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
Description	2014	2013	2014	2013
Change in fair value of trading securities and security-related receivables	$2,386	$(2,107)	$10,960	$16,059
Change in fair value of CDO notes payable and trust preferred obligations	(23,961)	(17,524)	(73,294)	(203,149)
Change in fair value of derivatives	(702)	(8,076)	(12,413)	(11,752)
Change in fair value of warrants and investors SARs	12,054	3,048	15,314	(1,594)

Change in fair value of financial instruments	$(10,223)	$(24,659)	$(59,433)	$(200,436)

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and other liabilities for which the fair value option was elected for the three-month and nine-month periods ended September 30, 2014 and 2013 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was due to repayments at par because of OC failures when the CDO notes have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the three-month and nine-month periods ended September 30, 2014 and 2013 was mainly due to changes in interest rates.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 9: VARIABLE INTEREST ENTITIES

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date. As of September 30, 2014 and December 31, 2013, our consolidated VIEs were: Taberna VIII, Taberna IX, RAIT I, RAIT II, Independence Realty Trust, Inc., Willow Grove and Cherry Hill.

	As of September 30, 2014	As of December 31, 2013
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,718,528	$1,816,507
Allowance for losses	(16,205)	(17,250)

Total investments in mortgages and loans	1,702,323	1,799,257
Investments in real estate, net of accumulated depreciation of $24,290 and 18,538, respectively	443,428	194,648
Investments in securities and security-related receivables, at fair value	566,330	566,577
Cash and cash equivalents	35,051	3,599
Restricted cash	30,898	40,793
Accrued interest receivable	80,240	68,456
Deferred financing costs, net of accumulated amortization of $19,993 and $17,107, respectively	8,857	10,263
Intangible assets, net of accumulated amortization of $3,495 and $568, respectively	1,327	517

Total assets	$2,868,454	$2,684,110

Liabilities and Equity
Indebtedness (including $431,142 and $377,235 at fair value, respectively)	$2,044,328	$1,946,536
Accrued interest payable	83,059	73,122
Accounts payable and accrued expenses	10,767	5,771
Derivative liabilities	81,653	113,323
Deferred taxes, borrowers’ escrows and other liabilities	8,634	5,805

Total liabilities	2,228,441	2,144,557
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(38,912)	(59,684)
RAIT investment	340,609	311,635
Retained earnings (deficit)	188,809	258,270

Total shareholders’ equity	490,506	510,221
Noncontrolling interests	149,507	29,332

Total liabilities and equity	$2,868,454	$2,684,110

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

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 10: SERIES D PREFERRED SHARES

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. Under the purchase agreement, we are required to issue and sell to the investor on a private placement basis from time to time in a period up to two years, and the investor will be obligated to purchase from us, for an aggregate purchase price of $100,000, or the total commitment, the following securities, in the aggregate: (i) 4,000,000 Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of RAIT, or the Series D Preferred Shares, (ii) common share purchase warrants, or the warrants, exercisable for 9,931,000 of our common shares, or the common shares, and (iii) common share appreciation rights, or the investor SARs, with respect to up to 6,735,667 common shares. These securities will be issued on a pro rata basis based on the percentage of the total commitment drawn down at the relevant closing under the purchase agreement.

The warrants and investor SARs had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.69.

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $29,731 as of September 30, 2014. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

During the period from the effective date of the purchase agreement through September 30, 2014, we sold the following securities to the investor for an aggregate purchase price of $100.0 million: (i) 4,000,000 Series D Preferred Shares, (ii) warrants exercisable for 9,931,000 common shares (which have subsequently adjusted to 10,479,889 shares as of the date of filing this report); and (iii) investor SARs exercisable with respect to 6,735,667 common shares (which have subsequently adjusted to 7,107,948.84 shares as of the date of filing this report). The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through September 30, 2014:

Aggregate purchase price		$100,000
Initial value of warrants and investor SARs issued to-date	(22,874)
Costs incurred	(6,384)

Total discount		(29,258)
Discount amortization to-date		5,434

Carrying amount of Series D Preferred Shares		$76,176

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

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

On July 29, 2014, our board of trustees declared a third quarter 2014 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on September 30, 2014 to holders of record on September 2, 2014 and totaled $5,953.

On October 28, 2014, our board of trustees declared a fourth quarter 2014 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends will be paid on December 31, 2014 to holders of record on December 1, 2014.

At Market Issuance Sales Agreement (ATM):

On June 13, 2014, we entered into an At Market Issuance Sales Agreement, or the Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to $150,000 aggregate amount of preferred shares. With respect to each series of preferred shares, the maximum amount issuable is as follows: 4,000,000 Series A Preferred Shares, 1,000,000 Series B Preferred Shares, and 1,000,000 Series C Preferred Shares. Unless the Preferred ATM agreement is earlier terminated by MLV or us, the Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the Preferred ATM agreement. From the effective date of the Preferred ATM Agreement through September 30, 2014, we issued a total of 6,281 Series A Preferred Shares pursuant to this agreement at a weighted-average price of $24.57 and we received $150 of proceeds. From the effective date of the Preferred ATM Agreement through September 30, 2014, we did not issue any Series B Preferred Shares or Series C Preferred Shares. As of September 30, 2014, 3,993,719, 1,000,000, and 1,000,000 Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the Preferred ATM agreement.

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

On September 15, 2014, the board of trustees declared a $0.18 dividend on our common shares to holders of record as of October 7, 2014. The dividend was paid on October 31, 2014 and totaled $14,716.

Equity Compensation:

During the nine-month period ended September 30, 2014, 20,530 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

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

As of September 30, 2014

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

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the nine-month period ended September 30, 2014, we issued a total of 5,603 common shares pursuant to the DRSPP at a weighted-average price of $8.09 per share and we received $45 of net proceeds. As of September 30, 2014, 7,772,217 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the nine-month period ended September 30, 2014, we issued a total of 641,139 common shares pursuant to this agreement at a weighted-average price of $8.26 per share and we received $5,164 of net proceeds. As of September 30, 2014, 7,918,819 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Common Share Public Offering:

In January 2014, we issued 10,000,000 common shares in an underwritten public offering. The public offering price was $8.52 per share and we received $82,570 of proceeds.

Noncontrolling Interests

On January 29, 2014, Independence Realty Trust, Inc., or IRT, completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $8.30 per share raising net proceeds of $62,984. We purchased 1,204,819 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. On July 21, 2014, IRT completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $9.50 per share raising net proceeds of $72,426. We purchased 300,000 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions will be paid to the underwriters. As of September 30, 2014 and December 31, 2013, we held 7,269,719 and 5,764,900 shares, respectively, of IRT common stock representing 28.2% and 59.7%, respectively, of the outstanding shares of IRT common stock. We consolidate IRT as it is a VIE and we are the primary beneficiary. See Note 9 for additional disclosures pertaining to VIEs.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 12: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2014 and 2013:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2014	2013	2014	2013
Net income (loss)	$(16,462)	$(11,135)	$(42,895)	$(156,814)
(Income) loss allocated to preferred shares	(7,407)	(6,024)	(20,628)	(16,831)
(Income) loss allocated to noncontrolling interests	603	53	20	130

Net income (loss) allocable to common shares	$(23,266)	$(17,106)	$(63,503)	$(173,515)

Weighted-average shares outstanding—Basic	81,967,806	70,192,918	81,111,796	66,807,299
Dilutive securities under the treasury stock method	0	0	0	0

Weighted-average shares outstanding—Diluted	81,967,806	70,192,918	81,111,796	66,807,299

Earnings (loss) per share—Basic:
Earnings (loss) per share—Basic	$(0.28)	$(0.24)	$(0.78)	$(2.60)

Earnings (loss) per share—Diluted:
Earnings (loss) per share—Diluted	$(0.28)	$(0.24)	$(0.78)	$(2.60)

For the three-month and nine-month periods ended September 30, 2014, securities convertible into 31,456,338 and 31,539,962 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three-month and nine-month periods ended September 30, 2013, securities convertible into 16,434,324 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

Andrew M. Silberstein serves as a trustee on our board of trustees, as designated pursuant to the purchase agreement with ARS VI Investor I, LLC. Mr. Silberstein is an equity owner of Almanac and an officer of the investor and holds indirect equity interests in the investor. The transactions pursuant to the purchase agreement are described above in Note 10. Also, Almanac receives fees in connection with its investments made pursuant to the purchase agreement. In addition, our subsidiary receives fees for managing a securitization collateralized, in part, by $25,000 of trust preferred securities issued by Advance Realty Group. An affiliate of Almanac owns an interest in Advance Realty Group and Almanac receives fees in connection with this interest.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2014

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

On March 13, 2012, the staff of the SEC notified us that they had initiated a non-public investigation concerning our investment advisory subsidiary, Taberna Capital Management, LLC, or TCM. The investigation relates to TCM’s receipt of approximately $15,000 of restructuring fees from issuers of securities collateralizing Taberna securitizations for which TCM served as collateral manager in connection with certain exchange transactions involving these securities and securitizations. TCM participated in these exchange transactions between March 2, 2009 and November 28, 2012 and has not subsequently participated in any exchange transactions in which it has collected a fee. The SEC staff has issued administrative subpoenas seeking testimony and information from us in connection with this matter, and we are cooperating fully in providing such information.

On September 16, 2014, an agreement in principle with SEC staff was reached to resolve this investigation which remains subject to final documentation and approval by the SEC. The settlement will be entered into by TCM without admitting or denying the allegations and will resolve all violations alleged by the SEC relating to this investigation against TCM under the Investment Advisers Act of 1940, or the Investment Advisers Act, and the Securities Exchange Act of 1934, or the Exchange Act. Under the terms of the agreement in principle, among other things, TCM will pay $21,500 and RAIT will guarantee this payment obligation. This non-recurring settlement charge is included as a component of other liabilities in the accompanying consolidated balance sheet as of September 30, 2014 and other income (expense) in the accompanying consolidated statements of operations for the three-month and nine-month periods ended September 30, 2014. We cannot assure you that the settlement with the SEC will be finalized and/or approved or that any final settlement will not have different or additional material terms.

On October 8, 2014, two executive officers and one former employee of RAIT each received a written “Wells Notice” from the SEC staff. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any of the recipients violated any law. Rather, it provides a recipient an opportunity to respond to issues raised by the SEC staff and to present any reasons of law, policy or fact why the SEC staff should not recommend that the SEC initiate an enforcement action prior to the SEC staff making such a recommendation. The Wells Notices in this matter indicate the SEC staff has made a preliminary determination to recommend to the SEC that the SEC file an action against each of the named individuals relating to the individuals’ activities on behalf of TCM in connection with the matters that were the subject of the investigation described above. One of these executive officers is our Managing Director-Business Development, General Counsel and Secretary and the other of these executive officers is our Executive Vice President-Portfolio and Risk Management. The former employee left RAIT in 2010.

NOTE 15: SUBSEQUENT EVENTS

        On October 20, 2014, IRT entered into five purchase and sale agreements to acquire an apartment residential portfolio with a total of 1,549 units located in Louisville, KY. Pursuant to the terms and conditions of the purchase and sale agreements, the aggregate purchase price is $162,500. The closing is subject to customary terms and conditions and IRT may terminate any of the purchase agreements with or without cause prior to the expiration of the due diligence period.

On October 29, 2014, we closed a CMBS securitization transaction, or RAIT FL3, structured to be collateralized by $219,378 of floating rate commercial mortgage loans and participation interests, or the FL3 collateral, that we originated. The CMBS securitization transaction is intended to finance the FL3 collateral on a non-recourse basis. In connection with the CMBS securitization transaction, our subsidiaries made certain customary representations, warranties and covenants. RAIT FL3 does not have OC triggers or IC triggers.

On the closing date, our subsidiary, RAIT 2014-FL3 Trust, or the FL3 issuer, issued classes of investment grade senior notes, or the FL3 senior notes, with an aggregate principal balance of approximately $181,261 to investors, representing an advance rate of approximately 82.6%. A RAIT subsidiary received the unrated classes of junior notes, or the FL3 junior notes, including a class with an aggregate principal balance of $38,117, and the equity, or the retained interests, of the FL3 issuer. The FL3 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.75%. The stated maturity of the FL3 notes is December 2031, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in October 2016 or upon defined tax events, the FL3 issuer may redeem the FL3 senior notes, in whole but not in part, at the direction of holders of FL3 junior notes that we hold.

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

We continue to have success in implementing these strategies as demonstrated by our revenue growth and stable credit performance. Our net interest margin grew as we originated more loans, particularly floating rate bridge loans, and reduced expenses associated with hedges that expired. During the nine-month period ended September 30, 2014, we originated $726.5 million of commercial real estate loans, had conduit loan sales of $239.0 million and CRE loan repayments of $142.2 million, resulting in net loan growth of $345.3 million. Our rental income increased due to the acquisition of 20 properties since September 30, 2013 and improving occupancy and rental rates in our historical portfolio. Rental income includes $32.8 million related to rental income associated with IRT. Due to the impact of the previously announced $21.5 million non-recurring settlement charge relating to an agreement in principle, or the settlement agreement, among the SEC staff and TCM and us to resolve a non-public investigation (see Part II. Other Information—Item 1. Legal Proceedings), our cash available for distribution, or CAD, per share for the three-month period ended September 30, 2014 was $0.00. Excluding the impact of this charge, our asset growth and asset performance would have resulted in growth in our CAD, to $36.6 million during the nine-month period September 30, 2014 from $38.7 million during the nine-month period ended September 30, 2013.

While we generated a GAAP net loss allocable to common shares of $63.5 million, or $0.78 per common share-diluted, during the nine-month period ended September 30, 2014, we attribute this loss to the $21.5 million SEC settlement charge relating to the settlement agreement and the continued non-cash negative changes in the fair value of various financial instruments. For the nine-month period ended September 30, 2014, the net change in fair value of financial instruments decreased net income by $59.4 million. This is comprised of the change in fair value of financial instruments of $85.7 million associated with an increase in the fair value of non-recourse debt, CDO Notes payable issued by Taberna VIII and Taberna IX and the associated interest rate hedges. This non-cash mark-to-market reduction to earnings was partially offset by $11.0 million of non-cash mark-to-market increases in the fair value of trading securities and security related receivables.

We are undertaking to exit our Taberna business, including TCM’s management of our two consolidated Taberna securitizations, Taberna VIII and Taberna IX by December 31, 2014. We expect such exit will result, at the appropriate time, in a one-time, non-cash charge to GAAP earnings of approximately $227.1 million and a one-time reduction to total GAAP equity of $214.0 million, resulting from our deconsolidation of these securitizations. This charge equals the adjustment for the net effect of the Taberna VIII and Taberna IX securitizations included in our calculation of adjusted book value as of September 30, 2014. This deconsolidation will not have a material impact on our adjusted book value or our CAD. In addition, we expect such deconsolidation to remove a source of volatility from our earnings because we carry the Taberna securitizations’ assets and liabilities at their fair market value which has had substantial fluctuations historically resulting in negative charges to our earnings. See “Securitization Summary” below for further information about the potential impact of any such exit.

Key Statistics

Set forth below are key statistics relating to our business through September 30, 2014 (dollars in thousands, except per share data):

	As of or For the Three-Month Periods Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013
Financial Statistics:
Total revenue	$75,293	$73,256	$67,308	$67,607	$62,395
Earnings (loss) per share, diluted	$(0.28)	$(0.31)	$(0.18)	$(1.90)	$(0.24)
Cash available for distribution per share, diluted	$0.00 (a)	$0.24	$0.22	$0.27	$0.23
Common dividend declared per share	$0.18	$0.18	$0.17	$0.16	$0.15
Assets under management	$5,417,579	$5,266,296	$5,119,805	$3,595,530	$3,567,675
Funds from operations per share, diluted	$(0.17)	$(0.20)	$0.07	$(1.74)	$(0.12)
Commercial Real Estate (“CRE”) Loan Portfolio (b):
Reported CRE Loans—unpaid principal	$1,369,138	$1,325,748	$1,228,452	$1,115,949	$1,103,272
Non-accrual loans—unpaid principal	$40,741	$30,269	$28,019	$37,073	$45,337
Non-accrual loans as a % of reported loans	3.0%	2.3%	2.3%	3.3%	4.1%
Reserve for losses	$15,662	$15,336	$14,279	$22,955	$23,317
Reserves as a % of non-accrual loans	38.4%	50.7%	51.0%	61.9%	51.4%
Provision for losses	$1,500	$1,000	$1,000	$1,500	$500
CRE Property Portfolio:
Reported investments in real estate, net (c)	$1,400,715	$1,268,769	$1,205,995	$1,004,186	$986,296
Net operating income	$20,932	$19,524	$17,093	$13,919	$13,712
Number of properties owned (c)	80	74	71	62	61
Multifamily units owned (c)	13,516	12,388	12,014	9,372	8,940
Office square feet owned	2,286,284	2,248,321	2,097,022	2,009,852	2,015,524
Retail square feet owned	1,790,969	1,420,909	1,420,909	1,421,059	1,421,059
Acres of land owned	21.92	21.92	21.92	21.92	21.92
Average physical occupancy data:
Multifamily properties	92.7%	92.8%	93.3%	92.2%	92.5%
Office properties	75.0%	74.3%	74.8%	75.6%	74.1%
Retail properties	73.3%	67.5%	66.6%	69.0%	68.9%
Average effective rent per unit/square foot (d)
Multifamily (e)	$811	$799	$767	$763	$761
Office (f)	$19.64	$20.10	$18.70	$18.40	$19.45
Retail (f)	$12.68	$12.50	$12.44	$12.11	$12.05

(a)	Includes $21.5 million, or $0.26 per share, of the previously announced non-recurring settlement charge relating to the settlement agreement (see Part II. Other Information—Item 1. Legal Proceedings).
(b)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only and does not include other loans. See Note 3-“Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.
(c)	Includes 22 apartment properties owned by IRT with 6,470 units and a book value of $423.2 million as of September 30, 2014.
(d)	Based on properties owned as of September 30, 2014.
(e)	Average effective rent is rent per unit per month.
(f)	Average effective rent is rent per square foot per year.

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

Our Investment Portfolio

Our consolidated investment portfolio is currently comprised of the following asset classes:

Commercial mortgages, mezzanine loans, other loans and preferred equity interests. We originate and own commercial senior long-term mortgage loans, including conduit loans, short-term bridge loans, subordinated, or “mezzanine,” financing and preferred equity interests. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions. We originate loans that are eligible to be sold to securitizations issuing commercial mortgage backed securities, or CMBS, which we refer to as conduit loans. We may from time to time acquire existing commercial real estate loans from third parties who have originated such loans, including banks, other institutional lenders or third-party investors. Where possible, we seek to maintain direct lending relationships with borrowers, as opposed to investing in loans controlled by third party lenders.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of September 30, 2014 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$1,053,190	5.9%	Dec. 2014 to Jul. 2044	86
Mezzanine loans	254,977	9.4%	Dec. 2014 to Jan. 2029	77
Preferred equity interests	42,608	7.7%	May 2015 to Aug. 2025	10

Total CRE Loans	1,350,775	6.6%		173
Other loans	20,191	2.8%	Oct. 2016	1

Total investments in loans	$1,370,966	6.6%		174

During the nine-month period ended September 30, 2014, we originated $726.5 million of new loans and had conduit loan sales of $239.0 million and CRE loan repayments of $142.2 million, resulting in net loan growth of $345.3 million.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of September 30, 2014:

(a)	Based on book value.

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. The table below describes certain characteristics of our investments in real estate as of September 30, 2014 (dollars in thousands, except average effective rent):

	Investments in Real Estate (a)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	Average Effective Rent (a)
Multi-family real estate properties (b)(c)	$1,040,808	92.7%	13,516	50	$811
Office real estate properties (d)	330,725	75.0%	2,286,284	14	19.64
Retail real estate properties (d)	134,341	73.3%	1,790,969	6	12.68
Parcels of land	50,656	N/A	21.9	10	N/A

Total	$1,556,530			80

(a)	Based on properties owned as of September 30, 2014.
(b)	Includes 22 apartment properties owned by IRT with 6,470 units and a book value of $423.2 million as of September 30, 2014.
(c)	Average effective rent is rent per unit per month.
(d)	Average effective rent is rent per square foot per year.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of September 30, 2014:

(a)	Based on book value.

Investment in debt securities—TruPS and Subordinated Debentures. Historically, we provided REITs and real estate operating companies the ability to raise subordinated debt capital through TruPS and subordinated debentures. TruPS are long-term instruments, with maturities ranging from 5 to 30 years, which are priced based on short-term variable rates, such as the three-month London Inter-Bank Offered Rate, or LIBOR. TruPS are unsecured and generally contain minimal financial and operating covenants. We financed most of our debt securities portfolio in a series of non-recourse securitizations which provided long-dated, interest-only, match funded financing to the TruPS and subordinated debenture investments. As of September 30, 2014, we retained a controlling interest in two such securitizations—Taberna VIII and Taberna IX, which are consolidated entities. We present all of the collateral assets for the debt securities and the related non-recourse securitization financing obligations at fair value in our consolidated financial statements. During the nine-month period ended September 30, 2014, due to the credit performance of the underlying collateral, we received only our senior collateral management fees from these two securitizations. We do not expect to add investments in this asset category for the foreseeable future due to market conditions and previously announced our undertaking to exit these securitizations.

The table below describes our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of September 30, 2014 (dollars in thousands):

			Issuer Statistics
Industry Sector	Estimated Fair Value	Weighted- Average Coupon	Weighted Average Ratio of Debt to Total Capitalization	Weighted Average Interest Coverage Ratio
Commercial Mortgage	$106,592	1.5%	34.0%	8.7x
Office	132,058	6.7%	61.2%	3.2x
Residential Mortgage	51,477	2.5%	76.4%	1.7x
Specialty Finance	86,935	4.3%	79.9%	1.4x
Homebuilders	18,750	8.0%	87.5%	1.9x
Retail	77,098	2.3%	61.5%	3.0x
Hospitality	24,711	8.7%	144.3%	0.8x

Total	$497,621	3.7%	65.4%	3.7x

The chart below describes the equity capitalization of our investment in TruPS and subordinated debentures as included in our consolidated financial statements as of September 30, 2014:

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

The table and the chart below describe certain characteristics of our real estate-related debt securities as of September 30, 2014 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Amortized Cost
Unsecured REIT note receivables	$32,532	6.7%	2.4	$30,000
CMBS receivables	36,435	5.8%	32.0	53,383
Other securities	1,691	2.7%	33.8	44,532

Total	$70,658	4.7%	26.5	$127,915

(a)	S&P Ratings as of September 30, 2014.

Securitization Summary

Overview. We have used securitizations to match fund the interest rates and maturities of our assets with the interest rates and maturities of the related financing. This strategy has helped us reduce interest rate and funding risks on our portfolios for the long term. A securitization is a structure in which multiple classes of debt and equity are issued by a special purpose entity to finance a portfolio of assets. Cash flow from the portfolio of assets is used to repay the securitization liabilities sequentially, in order of seniority. The most senior classes of debt typically have credit ratings of “AAA” through “BBB–” and therefore can be issued at yields that are lower than the average yield of the securities backing the securitization. The debt tranches are typically rated based on portfolio quality, diversification and structural subordination. The equity securities issued by the securitization are the “first loss” piece of the capital structure, but they are entitled to all residual amounts available for payment after the obligations to the debt holders have been satisfied.

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

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

•	RAIT I—RAIT I has $888.0 million of total collateral at par value, of which $18.4 million is defaulted. The current overcollateralization, or OC, test is passing at 127.5% with an OC trigger of 116.2%. We currently own $67.0 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $35.1 million of the securities we own issued by RAIT I as collateral for a senior secured note we issued.

•	RAIT II—RAIT II has $720.5 million of total collateral at par value, of which $19.9 million is defaulted. The current OC test is passing at 120.8% with an OC trigger of 111.7%. We currently own $108.5 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $83.5 million of the securities we own issued by RAIT II as collateral for a senior secured note we issued.

•	RAIT FL1—RAIT FL1 has $93.4 million of total collateral at par value, of which there is no collateral that is in default. RAIT FL1 does not have OC triggers or IC triggers. RAIT FL1, has issued classes of investment grade senior notes with an aggregate principal balance of approximately $59.7 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $33.7 million, and the equity, or the retained interests, of RAIT FL1.

•	RAIT FL2—RAIT FL2 has $196.1 million of total collateral at par value, of which there is no collateral that is in default. RAIT FL2 does not have OC triggers or IC triggers. RAIT FL2, has issued classes of investment grade senior notes with an aggregate principal balance of approximately $155.9 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $40.2 million, and the equity, or the retained interests, of RAIT FL2.

•	Taberna VIII—Taberna VIII has $464.1 million of total collateral at par value, of which $39.9 million is defaulted. The current OC test is failing at 80.1% with an OC trigger of 103.5%. We currently own $40.0 million of the securities that were originally rated investment grade and $93.0 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

•	Taberna IX—Taberna IX has $487.7 million of total collateral at par value, of which $102.6 million is defaulted. The current OC test is failing at 66.6% with an OC trigger of 105.4%. We currently own $89.0 million of the securities that were originally rated investment grade and $97.5 million of the non-investment grade securities issued by this securitization. We do not expect to receive any distributions from this securitization other than our senior management fees for the foreseeable future.

RAIT 2014-FL3 Securitization

On October 29, 2014, we closed a CMBS securitization transaction, or RAIT FL3, structured to be collateralized by $219.4 million of floating rate commercial mortgage loans and participation interests, or the FL3 collateral, that we originated. The CMBS securitization transaction is intended to finance the FL3 collateral on a non-recourse basis. In connection with the CMBS securitization transaction, our subsidiaries made certain customary representations, warranties and covenants. RAIT FL3 does not have OC triggers or IC triggers.

On the closing date, our subsidiary, RAIT 2014-FL3 Trust, or the FL3 issuer, issued classes of investment grade senior notes, or the FL3 senior notes, with an aggregate principal balance of approximately $181.3 million to investors, representing an advance rate of approximately 82.6%. A RAIT subsidiary received the unrated classes of junior notes, or the FL3 junior notes, including a class with an aggregate principal balance of $38.1 million, and the equity, or the retained interests, of the FL3 issuer. The FL3 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.75%. The stated maturity of the FL3 notes is December 2031, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in October 2016 or upon defined tax events, the FL3 issuer may redeem the FL3 senior notes, in whole but not in part, at the direction of holders of FL3 junior notes that we hold.

Taberna Exit

Our undertaking to exit the Taberna business referenced above in “Overview” may include, without limitation, any or all of the following: the assignment or delegation of TCM’s rights and obligations under the collateral management agreements to which it is party, TCM’s resignation as collateral manager, the termination of TCM’s advisory business and/or our sale or transfer of any securities issued by Taberna securitizations that we own. We cannot assure you that we will be able to commit to or complete exiting the Taberna business. The actual impact on RAIT’s financial results, CAD, or adjusted book value of any such exit may be materially different from what we have projected, depending on market conditions for similar securitizations and securities generally and the timing and actual terms and circumstances of any such exit.

The following table represents the pro-forma summarized consolidated balance sheet information as of September 30, 2014 assuming the deconsolidation of the Taberna securitizations occurred on September 30, 2014.

Pro-Forma Consolidated Balance Sheet

(Unaudited, in thousands except shares and per share data)

	As of September 30, 2014
	Historical	Adjustments (a)	Pro Forma
Assets
Total investments in mortgages and loans, net	$1,354,120	$(42,694)	$1,311,426
Investments in real estate, net	1,400,715	—	1,400,715
Investments in securities, at fair value	568,279	(530,312)	37,967
Cash and cash equivalents	116,767	—	116,767
Restricted cash	133,374	(11,147)	122,227
Accrued interest receivable	54,929	(6,310)	48,619
Other assets	78,948	(630)	78,318
Deferred financing costs, net	25,141	—	25,141
Intangible assets, net	23,944	—	23,944

Total assets	$3,756,217	$(591,093)	$3,165,124

Liabilities and Equity
Indebtedness	$2,613,317	$(297,251)	$2,316,066
Accrued interest payable	34,164	(23,226)	10,938
Accounts payable and accrued expenses	58,579	(81)	58,498
Derivative liabilities	81,998	(56,526)	25,472
Deferred taxes, borrowers’ escrows and other liabilities	132,200	—	132,200

Total liabilities	2,920,258	(377,084)	2,543,174

Series D cumulative redeemable preferred shares	76,176	—	76,176

Total shareholders’ equity	604,162	(214,009)	390,153

Total equity	759,783	(214,009)	545,774

Total liabilities and equity	$3,756,217	$(591,093)	$3,165,124

(a)	RAIT is undertaking to exit the Taberna business. RAIT expects that any such exit will require RAIT to deconsolidate the assets, liabilities and impact on shareholders’ equity of RAIT’s consolidated Taberna securitizations: Taberna VIII and IX. These adjustments reflect the removal of these items from our consolidated balance sheet as of September 30, 2014. These adjustments do not assume the sale or other transfer of the collateral management agreements associated with any Taberna securitizations or the receipt of any proceeds for such sale or other transfer.

The following tables represent the pro-forma summarized consolidated statements of operations for the nine-month period ended September 30, 2014 and for the year ended December 31, 2013 assuming the deconsolidation of the Taberna securitizations occurred on January 1 of each period.

Pro-Forma Consolidated Statement of Operations

(Unaudited, in thousands except shares and per share data)

	For the Nine-Month Period Ended September 30, 2014
	Historical	Adjustments (a)	Pro Forma
Revenue:
Net interest margin	$80,540	$(15,297)	$65,243
Rental income	116,204	—	116,204
Fee and other income	19,113	967	20,080

Total revenue	215,857	(14,330)	201,527
Expenses:
Interest expense	38,756	9,570	48,326
Real estate operating expense	58,655	—	58,655
Compensation expense	23,118	—	23,118
General and administrative expense	13,239	(596)	12,643
Acquisition expenses	1,408	—	1,408
Provision for losses	3,500	—	3,500
Depreciation and amortization expense	38,719	—	38,719

Total expenses	177,395	8,974	186,369

Operating income (loss)	38,462	(23,304)	15,158
Other income (expense)	(21,449)	—	(21,449)
Gains (losses) on assets	(5,350)	7,712	2,362
Gains (losses) on extinguishment of debt	2,421	—	2,421
Change in fair value of financial instruments	(59,433)	75,379	15,946

Income (loss) before taxes	(45,349)	59,787	14,438
Income tax benefit (provision)	2,454	—	2,454

Net income (loss)	(42,895)	59,787	16,892
(Income) loss allocated to preferred shares	(20,628)	—	(20,628)
(Income) loss allocated to noncontrolling interests	20	—	20

Net income (loss) available to common shares	$(63,503)	$59,787	$(3,716)

Earnings (loss) per share - Basic:
Earnings (loss) per share - Basic	$(0.78)	$0.73	$(0.05)

Weighted-average shares outstanding - Basic	81,111,796	81,111,796	81,111,796

Earnings (loss) per share - Diluted:
Earnings (loss) per share - Diluted	$(0.78)	$0.73	$(0.05)

Weighted-average shares outstanding - Diluted	81,111,796	81,111,796	81,111,796

(a)	RAIT is undertaking to exit the Taberna business. RAIT expects that any such exit will require RAIT to deconsolidate the assets, liabilities and impact on shareholders’ equity of RAIT’s consolidated Taberna securitizations: Taberna VIII and IX. These adjustments reflect the removal of the revenue, expenses, gains and losses and changes in fair value derived from these items from our results of operations for the nine-month period ended September 30, 2014. These adjustments reflect the collateral management fees for the consolidated Taberna securitizations previously eliminated in consolidation and do not assume the sale or other transfer of the collateral management agreements associated with any Taberna securitizations or the receipt of any proceeds for such sale or other transfer.

Pro-Forma Consolidated Statement of Operations

(Unaudited, in thousands except shares and per share data)

	For the Year Ended December 31, 2013
	Historical	Adjustments (a)	Pro Forma
Revenue:
Net interest margin	$103,852	$(24,820)	$79,032
Rental income	114,224	—	114,224
Fee and other income	28,799	1,200	29,999

Total revenue	246,875	(23,620)	223,255
Expenses:
Interest expense	40,297	13,712	54,009
Real estate operating expense	60,887	—	60,887
Compensation expense	26,802	—	26,802
General and administrative expense	14,496	(737)	13,759
Acquisition expense	397	—	397
Provision for losses	3,000	—	3,000
Depreciation and amortization expense	36,093	—	36,093

Total expenses	181,972	12,975	194,947

Operating income (loss)	64,903	(36,595)	28,308
Other income (expense)	(5,233)	—	(5,233)
Gains (losses) on assets	(2,266)	90	(2,176)
Gains (losses) on extinguishment of debt	(1,275)	—	(1,275)
Change in fair value of financial instruments	(344,426)	323,938	(20,488)

Income (loss) before taxes	(288,297)	287,433	(864)
Income tax benefit (provision)	2,933	—	2,933

Net income (loss)	(285,364)	287,433	2,069
(Income) loss allocated to preferred shares	(22,616)	—	(22,616)
(Income) loss allocated to noncontrolling interests	(28)	—	(28)

Net income (loss) allocable to common shares	$(308,008)	$287,433	$(20,575)

Earnings (loss) per share - Basic:
Earnings (loss) per share - Basic	$(4.54)	$4.24	$(0.30)

Weighted-average shares outstanding - Basic	67,814,316	67,814,316	67,814,316

Earnings (loss) per share - Diluted:
Earnings (loss) per share - Diluted	$(4.54)	$4.24	$(0.30)

Weighted-average shares outstanding - Diluted	67,814,316	67,814,316	67,814,316

(a)	RAIT is undertaking to exit the Taberna business. RAIT expects that any such exit will require RAIT to deconsolidate the assets, liabilities and impact on shareholders’ equity of RAIT’s consolidated Taberna securitizations: Taberna VIII and IX. These adjustments reflect the removal of the revenue, expenses, gains and losses and changes in fair value derived from these items from our results of operations for the year ended December 31, 2013. These adjustments reflect the collateral management fees for the consolidated Taberna securitizations previously eliminated in consolidation and do not assume the sale or other transfer of the collateral management agreements associated with any Taberna securitizations or the receipt of any proceeds for such sale or other transfer.

The following table represents the pro-forma adjusted book value information as of September 30, 2014 assuming the deconsolidation of the Taberna securitizations occurred on September 30, 2014.

Pro-Forma Adjusted Book Value (a)

(Unaudited, in thousands except shares and per share data)

	As of September 30, 2014
	Pro-Forma Amount	Pro Forma Per Share (b)
Pro-forma total shareholders’ equity (c)	$390,153	$4.73
Liquidation value of preferred shares characterized as equity (d)	(200,103)	(2.42)

Book value	190,050	2.31

Adjustments:
RAIT I and RAIT II derivative liabilities	25,127	0.30
Change in fair value for warrants and investor SARs	6,766	0.08
Accumulated depreciation and amortization	198,901	2.41
Valuation of recurring collateral, property management fees and other items (e)	88,827	1.08

Total adjustments	319,621	3.87

Adjusted book value	$509,671	$6.18

(a)	Management views adjusted book value as a useful and appropriate supplement to shareholders’ equity and book value per share. The measure serves as an additional measure of our value because it facilitates evaluation of us without the effects of various items that we are required to record in accordance with GAAP but which have limited economic impact on our business. Those adjustments primarily reflect the effect of consolidated securitizations where we do not currently receive cash flows on our retained interests, accumulated depreciation and amortization, the valuation of long-term derivative instruments and a valuation of our recurring collateral and property management fees. Adjusted book value is a non-GAAP financial measurement, and does not purport to be an alternative to reported shareholders’ equity, determined in accordance with GAAP, as a measure of book value. Adjusted book value should be reviewed in connection with shareholders’ equity as set forth in our consolidated balance sheets, to help analyze our value to investors. Adjusted book value may be defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted book value to that of other REITs.
(b)	Based on 82,509,635 common shares outstanding as of September 30, 2014.
(c)	RAIT is undertaking to exit the Taberna business. RAIT expects that any such exit will require RAIT to deconsolidate the assets, liabilities and impact on shareholders’ equity of RAIT’s consolidated Taberna securitizations: Taberna VIII and IX. Does not assume the sale or other transfer of the collateral management agreements associated with any Taberna securitizations or the receipt of any proceeds for such sale or other transfer.
(d)	Based on 4,075,569 Series A preferred shares, 2,288,465 Series B preferred shares, and 1,640,100 Series C preferred shares outstanding as of September 30, 2014, all of which have a liquidation preference of $25.00 per share.
(e)	Includes the estimated value of the (1) property management and collateral management fees to be received by RAIT as of September 30, 2014 from RAIT Residential and Urban Retail, and the Taberna I, Taberna VIII, Taberna IX, RAIT I and RAIT II securitizations and (2) advisory fees to be received by RAIT from IRT as of September 30, 2014 assuming the full deployment of IRT’s July 2014 common stock offering. The other item included is the incremental market value of RAIT’s ownership of 7.3 million shares of IRT common stock over RAIT’s book value for these shares at September 30, 2014.

The following table represents the pro-forma cash available for distribution information for the nine-month period ended September 30, 2014 assuming the deconsolidation of the Taberna securitizations occurred on January 1, 2014.

Pro-Forma Cash Available for Distribution (a)

(Unaudited, in thousands except shares and per share data)

	For the Nine-Month Period Ended September 30, 2014
	Pro-Forma Amount (b)	Pro-Forma Per Share (c)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$(3,716)	$(0.05)
Adjustments:
Depreciation and amortization expense	38,719	0.48
Change in fair value of financial instruments	(15,946)	(0.20)
Gains (losses) on assets	(2,362)	(0.03)
Gains (losses) on extinguishment of debt	(2,421)	(0.03)
Straight-line rental adjustments	(329)	—
Share-based compensation	3,777	0.05
Origination fees and other deferred items	17,691	0.22
Provision for losses	3,500	0.04
Noncontrolling interest effect from certain adjustments	(2,351)	(0.03)

Cash Available for Distribution	$36,562	$0.45

(a)	Cash available for distribution, or CAD, is a non-GAAP financial measure. We believe that CAD provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability and our board of trustees considers CAD in determining our quarterly cash distributions. We also believe that CAD is useful because it adjusts for a variety of non-cash items (such as depreciation and amortization, equity-based compensation, realized gain (loss) on assets, provision for loan losses and non-cash interest income and expense items). Furthermore, CAD removes the effect from our consolidation of the legacy Taberna securitizations. We calculate CAD by subtracting from or adding to net income (loss) attributable to common shareholders the following items: depreciation and amortization items including, depreciation and amortization, straight-line rental income or expense, amortization of in-place leases, amortization of deferred financing costs, amortization of discount on financings and equity-based compensation; changes in the fair value of our financial instruments, including such changes reflected in our consolidated Taberna securitizations; net interest income from consolidated Taberna securitizations; realized gain (loss) on assets and other; provision for loan losses; impairment on depreciable property; acquisition gains or losses and transaction costs; certain fee income eliminated in consolidation that is attributable to third parties; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. CAD should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.
(b)	RAIT is undertaking to exit the Taberna business. These pro-forma adjustments remove the effect of the assets, liabilities and impact on shareholders’ equity of RAIT’s consolidated securitizations; Taberna VIII and IX. This pro-forma CAD does not assume the sale or other transfer of the collateral management contracts for RAIT’s managed Taberna securitizations: Taberna I, VIII and IX or the receipt of any proceeds for such sale or other transfer.
(c)	Based 81,111,796 weighted-average shares outstanding-diluted for the nine-month period ended September 30, 2014.

Independence Realty Trust, Inc.

The IRT common stock trades on the NYSE MKT under the symbol “IRT” with a closing price of $9.57 as of November 6, 2014. We currently hold 7,269,719 shares of IRT common stock representing 28.2% percent of the outstanding shares of IRT common stock as of November 6, 2014. We continue to consolidate IRT in our financial results as of September 30, 2014. For the nine-month period ended September 30, 2014, we reflected IRT’s operating results in our financial results, including $2.7 million of net income. As of September 30, 2014, IRT owned 22 multi-family properties with 6,470 units and a book value of $423.2 million were reflected on our balance sheet. As of December 31, 2013, IRT owned 10 multi-family properties with 2,790 units and a book value of $174.3 million were reflected on our balance sheet. For the nine-month period ended September 30, 2014, we earned $1.1 million for fees from IRT under our advisory agreement with IRT and received $3.8 million for distributions declared on our IRT common stock, both of which are eliminated in consolidation. On July 21, 2014, IRT completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $9.50 per share raising net proceeds of $72.4 million. We purchased 300,000 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions will be paid to the underwriters.

On October 20, 2014, IRT entered into five purchase and sale agreements to acquire an apartment residential portfolio with a total of 1,549 units located in Louisville, KY. Pursuant to the terms and conditions of the purchase and sale agreements, the aggregate purchase price is $162,500. The closing is subject to customary terms and conditions and IRT may terminate any of the purchase agreements with or without cause prior to the expiration of the due diligence period.

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

The table below summarizes our AUM as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	AUM as of September 30, 2014	AUM as of December 31, 2013
Commercial real estate portfolio (1)	$2,737,620	$2,092,810
U.S. TruPS portfolio (2)	1,446,307	1,502,720
Property management (3)	1,233,652	0

Total	$5,417,579	$3,595,530

(1)	As of September 30, 2014 and December 31, 2013, our commercial real estate portfolio was comprised of $681.0 million and $798.8 million of assets collateralizing RAIT I and RAIT II, $1.4 billion and $1.0 billion, respectively, of investments in real estate and $366.4 million and $158.0 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized. As of September 30, 2014 and December 31, 2013, our commercial real estate portfolio was also comprised of $93.4 million and $131.8 million, respectively, of assets collateralizing RAIT 2013-FL1. As of September 30, 2014, our commercial real estate portfolio was also comprised of $196.1 million of assets collateralizing RAIT 2014-FL2.
(2)	Our U.S. TruPS portfolio is comprised of assets collateralizing Taberna I, Taberna VIII, and Taberna IX, and includes TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans. We are undertaking to exit our Taberna business by December 31, 2014, including TCM’s management of our two consolidated Taberna securitizations, Taberna VIII and Taberna IX, and also TCM’s management of Taberna I which we do not consolidate. See “Securitization Summary” for further information about the potential impact of any such exit.
(3)	In the fourth quarter of 2013, we exercised our rights under a preferred equity investment we had made in Urban Retail Properties, LLC, or Urban, a retail focused property manager, to assume control of Urban. We completed our acquisition of the equity of Urban in March 2014. Urban manages 62 properties representing 18,614,490 square feet in 26 states as of September 30, 2014.

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

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the three-month periods ended September 30, 2014 and 2013 (dollars in thousands, except share information):

	For the Three-Month Period Ended September 30, 2014		For the Three-Month Period Ended September 30, 2013
	Amount	Per Share (1)	Amount	Per Share (2)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$(23,266)	$(0.28)	$(17,106)	$(0.24)
Adjustments:
Depreciation and amortization expense	13,236	0.16	8,784	0.13
Change in fair value of financial instruments	10,223	0.13	24,659	0.35
(Gains) losses on assets	(25)	0.00	191	0.00
(Gains) losses on extinguishment of debt	0	0.00	0	0.00
Taberna VIII and Taberna IX securitizations, net effect	(6,975)	(0.09)	(8,176)	(0.12)
Straight-line rental adjustments	(238)	0.00	(428)	(0.01)
Share-based compensation	1,148	0.01	1,096	0.02
Origination fees and other deferred items	5,718	0.07	6,807	0.10
Provision for losses	1,500	0.02	500	0.01
Noncontrolling interest effect of certain adjustments	(1,716)	(0.02)	(405)	(0.01)

Cash Available for Distribution (3)	$(395)	$0.00	$15,922	$0.23

(1)	Based on 81,967,806 weighted-average shares outstanding-diluted for the three-month period ended September 30, 2014.
(2)	Based on 70,192,918 weighted-average shares outstanding-diluted for the three-month period ended September 30, 2013.
(3)	Includes $21.5 million, or $0.26 per share, of the previously announced non-recurring settlement charge relating to the settlement agreement (see Part II. Other Information—Item 1. Legal Proceedings).

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the nine-month periods ended September 30, 2014 and 2013 (dollars in thousands, except share information):

	For the Nine-Month Period Ended September 30, 2014		For the Nine-Month Period Ended September 30, 2013
	Amount	Per Share (1)	Amount	Per Share (2)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$(63,503)	$(0.78)	$(173,515)	$(2.60)
Adjustments:
Depreciation and amortization expense	38,719	0.47	25,972	0.39
Change in fair value of financial instruments	59,433	0.73	200,436	3.00
(Gains) losses on assets	5,350	0.07	(30)	0.00
(Gains) losses on extinguishment of debt	(2,421)	(0.03)	0	0.00
Taberna VIII and Taberna IX securitizations, net effect	(21,063)	(0.26)	(26,178)	(0.39)
Straight-line rental adjustments	(329)	0.00	(1,394)	(0.02)
Share-based compensation	3,777	0.05	2,562	0.04
Origination fees and other deferred items	15,450	0.19	9,785	0.15
Provision for losses	3,500	0.04	1,500	0.02
Noncontrolling interest effect of certain adjustments	(2,351)	(0.03)	(414)	(0.01)

Cash Available for Distribution (3)	$36,562	$0.45	$38,724	$0.58

(1)	Based on 81,111,796 weighted-average shares outstanding-diluted for the nine-month period ended September 30, 2014.
(2)	Based on 66,807,299 weighted-average shares outstanding-diluted for the nine-month period ended September 30, 2013.
(3)	Includes $21.5 million, or $0.26 per share, of the previously announced non-recurring settlement charge relating to the settlement agreement (see Part II. Other Information—Item 1. Legal Proceedings).

Funds from Operations and Adjusted Funds from Operations

We believe that funds from operations, or FFO, and adjusted funds from operations, or AFFO, each of which is a non-GAAP measure, are additional appropriate measures of the operating performance of a REIT and us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss allocated to common shares (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles.

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

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the three-month periods ended September 30, 2014 and 2013 (dollars in thousands, except share information):

	For the Three-Month Period Ended September 30, 2014		For the Three-Month Period Ended September 30, 2013
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(23,266)	$(0.28)	$(17,106)	$(0.24)
Adjustments:
Real estate depreciation and amortization	9,116	0.11	8,517	0.12
(Gains) losses on the sale of real estate	(2)	0.00	191	0.00

Funds From Operations	$(14,152)	$(0.17)	$(8,398)	$(0.12)

Adjusted Funds From Operations:
Funds From Operations	$(14,152)	$(0.17)	$(8,398)	$(0.12)
Adjustments:
Change in fair value of financial instruments	10,223	0.12	24,659	0.35
(Gains) losses on debt extinguishment	0	0.00	0	0.00
Capital expenditures, net of direct financing	(1,754)	(0.02)	(889)	(0.01)
Straight-line rental adjustments	(238)	0.00	(428)	(0.01)
Amortization of deferred items and intangible assets	7,394	0.09	6,912	0.10
Share-based compensation	1,148	0.01	1,096	0.02

Adjusted Funds From Operations	$2,621	$0.03	$22,952	$0.33

(1)	Based on 81,967,806 weighted-average shares outstanding-diluted for the three-month period ended September 30, 2014.
(2)	Based on 70,192,918 weighted-average shares outstanding-diluted for the three-month period ended September 30, 2013.

Set forth below is a reconciliation of FFO and AFFO to net income (loss) allocable to common shares for the nine-month periods ended September 30, 2014 and 2013 (dollars in thousands, except share information):

	For the Nine-Month Period Ended September 30, 2014		For the Nine-Month Period Ended September 30, 2013
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(63,503)	$(0.78)	$(173,515)	$(2.60)
Adjustments:
Real estate depreciation and amortization	27,250	0.34	24,540	0.37
(Gains) losses on the sale of real estate	319	0.00	1,517	0.02

Funds From Operations	$(35,934)	$(0.44)	$(147,458)	$(2.21)

Adjusted Funds From Operations:
Funds From Operations	$(35,934)	$(0.44)	$(147,458)	$(2.21)
Adjustments:
Change in fair value of financial instruments	59,433	0.73	200,436	3.00
(Gains) losses on debt extinguishment	(2,421)	(0.03)	0	0.00
Capital expenditures, net of direct financing	(3,696)	(0.05)	(1,858)	(0.03)
Straight-line rental adjustments	(329)	0.00	(1,394)	(0.02)
Amortization of deferred items and intangible assets	21,225	0.26	11,312	0.17
Share-based compensation	3,777	0.05	2,562	0.04

Adjusted Funds From Operations	$42,055	$0.52	$63,600	$0.95

(1)	Based on 81,111,796 weighted-average shares outstanding-diluted for the nine-month period ended September 30, 2014.
(2)	Based on 66,807,299 weighted-average shares outstanding-diluted for the nine-month period ended September 30, 2013.

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

Set forth below is a reconciliation of adjusted book value to shareholders’ equity as of September 30, 2014 (dollars in thousands, except share information):

	As of September 30, 2014
	Amount	Per Share (1)
Total shareholders’ equity	$604,162	$7.32
Liquidation value of preferred shares characterized as equity(2)	(200,103)	(2.42)

Book value	404,059	4.90
Adjustments:
Taberna VIII and Taberna IX securitizations, net effect	(214,101)	(2.59)
RAIT I and RAIT II derivative liabilities	25,127	0.30
Change in fair value for warrants and investor SARs	6,766	0.08
Accumulated depreciation and amortization	198,901	2.41
Valuation of recurring collateral, property management fees and other items	88,827	1.08

Total adjustments	105,520	1.28

Adjusted book value	$509,579	$6.18

(1)	Based on 82,509,635 common shares outstanding as of September 30, 2014.
(2)	Based on 4,075,569 Series A preferred shares, 2,288,465 Series B preferred shares, and 1,640,100 Series C preferred shares outstanding as of September 30, 2014, all of which have a liquidation preference of $25.00 per share.
(3)	Includes the estimated value of the (1) property management and collateral management fees to be received by RAIT as of September 30, 2014 from RAIT Residential and Urban Retail, and the Taberna I, Taberna VIII, Taberna IX, RAIT I and RAIT II securitizations and (2) advisory fees to be received by RAIT from IRT as of September 30, 2014 assuming the full deployment of IRT’s July 2014 common stock offering. The other item included is the incremental market value of RAIT’s ownership of 7.3 million shares of IRT common stock over RAIT’s book value for these shares at September 30, 2014.

Results of Operations

Three-Month Period Ended September 30, 2014 Compared to the Three-Month Period Ended September 30, 2013

Revenue

Net interest margin. Net interest margin increased $1.2 million, or 4.9%, to $25.7 million for the three-month period ended September 30, 2014 from $24.5 million for the three-month period ended September 30, 2013. Investment interest income has increased, when compared to the three-month period ended September 30, 2013, as a result of an increase in our average investments in loans and securities. This increase was primarily caused by the origination of new loans since September 30, 2013. From October 1, 2013 through September 30, 2014, we originated $896.3 million of commercial real estate loans, had conduit loan sales of $344.9 million and loan repayments of $189.9 million, resulting in net loan growth of $361.4 million. In addition, investment interest expense decreased for the three-month period ended September 30, 2014 as compared to the three-month period ended September 30, 2013 primarily attributable to $0.9 million of reduced interest rate hedging costs from the expiration of interest rate swap agreements associated with our consolidated RAIT I and RAIT II securitizations since September 30, 2013, $0.4 million of reduced interest expense from repurchases and repayments of our CDO notes payable and $0.5 million from decreased activity in our warehouse facilities as compared to 2013. This was partially offset by $1.3 million of increased investment interest expense from the RAIT 2013-FL1 securitization issued in July 2013 and the RAIT 2014-FL2 securitization issued in April 2014.

Rental income. Rental income increased $12.6 million to $41.8 million for the three-month period ended September 30, 2014 from $29.2 million for the three-month period ended September 30, 2013. The increase is attributable to $11.0 million of rental income from 20 new properties acquired or consolidated since September 30, 2013, $0.8 million of rental income from two properties acquired during the three-month period ended September 30, 2013 present for a full quarter of operations in 2014 and $1.1 million of rental income from improved occupancy and rental rates in 2014 as compared to 2013 in the remaining properties. The increase was partially offset by a $0.3 million decrease of rental income related to one property that was disposed of after September 30, 2013.

Fee and other income. Fee and other income decreased $0.9 million to $7.8 million for the three-month period ended September 30, 2014 from $8.7 million for the three-month period ended September 30, 2013. The decrease is attributable to a decrease of $3.6 million in conduit fee income due to reduced CMBS profitability during the three-month period ended September 30, 2014 as compared to the same period in 2013 and a $0.5 million decrease in property reimbursement income as there was a reduction in our property management agreements during the three-month period ended September 30, 2014 as compared to the same period in 2013. This was partially offset by a $3.0 million increase in property management fees related to the retail property management firm acquired in the fourth quarter of 2013.

Expenses

Interest expense. Interest expense increased $3.8 million, or 37.6%, to $13.9 million for the three-month period ended September 30, 2014 from $10.1 million for the three-month period ended September 30, 2013. The increase is primarily attributable to $2.2 million of interest expense from the increase in our loans payable on real estate, $1.1 million from the 7.625% senior notes issued in April 2014 and $0.7 million from the 7.125% senior notes issued in August 2014.

Real estate operating expense. Real estate operating expense increased $5.4 million to $20.9 million for the three-month period ended September 30, 2014 from $15.5 million for the three-month period ended September 30, 2013. The increase is attributable to $4.9 million of real estate operating expenses from 20 properties acquired or consolidated since September 30, 2013 and $0.5 million from two properties acquired during the three-month period ended September 30, 2013 present for a full quarter of operations in 2014.

Compensation expense. Compensation expense increased $0.6 million, or 9.1%, to $7.2 million for the three-month period ended September 30, 2014 from $6.6 million for the three-month period ended September 30, 2013. This increase was primarily attributable to salary and benefits for new employees hired since September 30, 2013.

General and administrative expense. General and administrative expense increased $1.8 million, or 60.0%, to $4.8 million for the three-month period ended September 30, 2014 from $3.0 million for the three-month period ended September 30, 2013. This increase was primarily attributable to $0.6 million of expenses related to the retail property management firm acquired in November 2013 and an increase of $1.0 million in professional service fees in the three-month period ended September 30, 2014 as compared to the same period in 2013.

Acquisition expense. Acquisition expense increased $0.6 million to $0.8 million for the three-month period ended September 30, 2014 from $0.2 million for the three-month period ended September 30, 2013. This increase was primarily attributable to five properties acquired in the three-month period ended September 30, 2014 as there were three properties acquired in the three-month period ended September 30, 2013.

Depreciation and amortization expense. Depreciation and amortization expense increased $4.4 million to $13.2 million for the three-month period ended September 30, 2014 from $8.8 million for the three-month period ended September 30, 2013. The increase is attributable to $3.3 million of depreciation and amortization expense from 20 new properties acquired or consolidated since September 30, 2013, $0.2 million from two properties acquired during the three-month period ended September 30, 2013 present for a full quarter of operations in 2014, $0.5 million from our other consolidated properties and an increase in corporate depreciation and amortization of $0.5 million. The increase was partially offset by $0.1 million of depreciation expense related to one property that was disposed of after September 30, 2013.

Other income (expense)

Other income (expense). During the three-month period ended September 30, 2014, other income (expense) included a $21.5 million settlement charge relating to the settlement agreement. See Part II. Other Information—Item 1. Legal Proceedings.

Change in fair value of financial instruments. During the three-month period ended September 30, 2014, the change in fair value of financial instruments reduced our net income by $10.2 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three- Month Period Ended September 30, 2014	For the Three- Month Period Ended September 30, 2013
Change in fair value of trading securities and security-related receivables	$2,386	$(2,107)
Change in fair value of CDO notes payable and trust preferred obligations	(23,961)	(17,524)
Change in fair value of derivatives	(702)	(8,076)
Change in fair value of warrants and investor SARs	12,054	3,048

Change in fair value of financial instruments	$(10,223)	$(24,659)

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

Income tax benefit (provision). Income tax benefit (provision) increased as we expect the taxable REIT subsidiary that conducts our conduit loan operations to have taxable income for the foreseeable future and we removed the valuation allowance against a portion of its net operating loss carryforwards.

Nine-Month Period Ended September 30, 2014 Compared to the Nine-Month Period Ended September 30, 2013

Revenue

Net interest margin. Net interest margin increased $8.3 million, or 11.5%, to $80.6 million for the nine-month period ended September 30, 2014 from $72.3 million for the nine-month period ended September 30, 2013. Investment interest income has increased, when compared to the nine-month period ended September 30, 2013, as a result of an increase in our average investments in loans and securities. This increase was primarily caused by the origination of new loans since September 30, 2013. From October 1, 2013 through September 30, 2014, we originated $896.3 million of commercial real estate loans, had conduit loan sales of $344.9 million and loan repayments of $189.9 million, resulting in net loan growth of $361.4 million. In addition, investment interest expense decreased for the nine-month period ended September 30, 2014 as compared to the nine-month period ended September 30, 2013 primarily attributable to $2.7 million of reduced interest rate hedging costs from the expiration of interest rate swap agreements associated with our consolidated RAIT I and RAIT II securitizations since September 30, 2013 and $1.4 million of reduced interest expense from repurchases and repayments of our CDO notes payable. This was partially offset by $3.6 million of increased investment interest expense from the RAIT 2013-FL1 securitization issued in July 2013, the RAIT 2014-FL2 securitization issued in April 2014 and from increased activity in our warehouse facilities as compared to 2013.

Rental income. Rental income increased $31.9 million to $116.2 million for the nine-month period ended September 30, 2014 from $84.3 million for the nine-month period ended September 30, 2013. The increase is attributable to $24.9 million of rental income from 20 new properties acquired or consolidated since September 30, 2013, $5.8 million from three properties acquired during the nine-month period ended September 30, 2013 present for a full three quarters of operations in 2014 and $2.5 million from improved occupancy and rental rates in 2014 as compared to 2013 in the remaining properties. The increase was partially offset by $0.6 million of rental income related to one property that was disposed of after September 30, 2013 and $0.7 million of rental income related to one property that was disposed of during the nine-month period ended September 30, 2013.

Fee and other income. Fee and other income decreased $3.6 million to $19.1 million for the nine-month period ended September 30, 2014 from $22.7 million for the nine-month period ended September 30, 2013. The decrease is attributable to $8.3 million of less conduit fee income generated during the nine-month period ended September 30, 2014 as compared to the same period in 2013, a decrease of $2.7 million in other income associated with legal settlements received during the nine-month period ended September 30, 2013 and a $1.2 million decrease in property reimbursement income as there was a reduction in our property management agreements during the nine-month period ended September 30, 2014 as compared to the same period in 2013. This was partially offset by an $8.7 million increase in property management fees related to the retail property management firm acquired in the fourth quarter of 2013.

Expenses

Interest expense. Interest expense increased $9.1 million, or 30.6%, to $38.8 million for the nine-month period ended September 30, 2014 from $29.7 million for the nine-month period ended September 30, 2013. The increase is primarily attributable to $5.2 million of interest expense from the increase in our loans payable on real estate, $2.1 million from the 7.625% senior notes issued in April 2014, $0.7 million from the 7.125% senior notes issued in August 2014 and $0.9 million from the interest expense related to the retail property management firm acquired in November 2013.

Real estate operating expense. Real estate operating expense increased $13.9 million to $58.7 million for the nine-month period ended September 30, 2014 from $44.8 million for the nine-month period ended September 30, 2013. Operating expenses increased $11.3 million primarily due to 20 properties acquired or consolidated since September 30, 2013 and $2.8 million from three properties acquired during the nine-month period ended September 30, 2013 present for a full three quarters of operations in 2014. In our existing portfolio, operating expenses increased $1.2 million primarily due to real estate tax increases and increased utilities and other severe winter weather related expenses that occurred during the nine-month period ended September 30, 2014. The increase was partially offset by $0.7 million of real estate operating expenses related to one property that was disposed of after September 30, 2013 and $0.7 million of real estate operating expenses related to one property that was disposed of during the nine-month period ended September 30, 2013.

Compensation expense. Compensation expense increased $3.3 million, or 16.7%, to $23.1 million for the nine-month period ended September 30, 2014 from $19.8 million for the nine-month period ended September 30, 2013. This increase was primarily attributable to a $1.2 million increase in stock-based compensation and a $3.3 million increase in salary and benefits for new employees hired since September 30, 2013. This increase was partially offset by a decrease in severance of $1.1 million during the nine-month period ended September 30, 2013.

General and administrative expense. General and administrative expense increased $2.8 million, or 26.9%, to $13.2 million for the nine-month period ended September 30, 2014 from $10.4 million for the nine-month period ended September 30, 2013. This increase was primarily attributable to $1.8 million of expense related to the retail property management firm acquired in November 2013 and an increase of $1.2 million in professional service fees in the nine-month period ended September 30, 2014 as compared to the same period in 2013.

Acquisition expense. Acquisition expense increased $1.2 million to $1.4 million for the nine-month period ended September 30, 2014 from $0.2 million for the nine-month period ended September 30, 2013. This increase was primarily attributable to 17 properties acquired in the nine-month period ended September 30, 2014 as compared to three properties acquired in the nine-month period ended September 30, 2013.

Depreciation and amortization expense. Depreciation and amortization expense increased $12.7 million to $38.7 million for the nine-month period ended September 30, 2014 from $26.0 million for the nine-month period ended September 30, 2013. The increase is attributable to $8.4 million of depreciation and amortization expense from 20 new properties acquired or consolidated since September 30, 2013, $1.6 million from three properties acquired during the nine-month period ended September 30, 2013 present for a full three quarters of operations in 2014, $1.7 million from our other consolidated properties and an increase in corporate depreciation and amortization of $1.4 million. The increase was partially offset by $0.2 million of depreciation expense related to one property that was disposed of after September 30, 2013 and $0.2 million of depreciation expense related to one property that was disposed of during the nine-month period ended September 30, 2013.

Other income (expense)

Other income (expense). During the nine-month period ended September 30, 2014, other income (expense) included a $21.5 million settlement charge relating to the settlement agreement. See Part II. Other Information – Item 1. Legal Proceedings.

Gains (losses) on assets. During the nine-month period ended September 30, 2014, gains (losses) on assets included a $7.7 million loss on sale of asset held by Taberna VIII and Taberna IX which resulted from the illiquid nature of the investment, a $3.0 million charge off for certain assets that were disposed of and a $0.3 million loss related to the disposition of a real estate property. This was partially offset by a $5.7 million gain on property acquisitions as the fair value of the properties acquired exceeded the purchase price.

Gains (losses) on extinguishment of debt. During the nine-month period ended September 30, 2014, gains (losses) on extinguishment of debt is due to the repurchase of $5.8 million principal amount of RAIT I debt notes from the market for $3.4 million of cash.

Change in fair value of financial instruments. During the nine-month period ended September 30, 2014, the change in fair value of financial instruments reduced our net income by $59.4 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Nine- Month Period Ended September 30, 2014	For the Nine- Month Period Ended September 30, 2013
Change in fair value of trading securities and security-related receivables	$10,960	$16,059
Change in fair value of CDO notes payable and trust preferred obligations	(73,294)	(203,149)
Change in fair value of derivatives	(12,413)	(11,752)
Change in fair value of warrants and investor SARs	15,314	(1,594)

Change in fair value of financial instruments	$(59,433)	$(200,436)

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

Income tax benefit (provision). Income tax benefit (provision) increased as we expect the taxable REIT subsidiary that conducts our conduit loan operations to have taxable income for the foreseeable future and we removed the valuation allowance against a portion of its net operating loss carryforwards.

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing, redeeming or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our taxable REIT subsidiary, or TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $116.8 million as of September 30, 2014;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings, including our CMBS facilities and loan participations; and

•	proceeds from future offerings of our securities, including DRSPP and ATM.

During the period October 1, 2014 through December 31, 2014, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $22.4 million and a weighted average strike rate of 5.25% as of September 30, 2014, will terminate in accordance with their terms. We expect this will result in increased cash flow to us of $1.1 million during the remainder of 2014.

The timing and amounts of payments under the settlement agreement (see Part II. Other Information—Item 1. Legal Proceedings) are being negotiated and are uncertain at this time. Any payments we make pursuant to the settlement agreement will reduce our liquidity at the relevant time.

Cash Flows

As of September 30, 2014 and 2013, we maintained cash and cash equivalents of approximately $116.8 million and $116.6 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine-Month Periods Ended September 30
	2014	2013
Cash flow from operating activities	$64,279	$44,671
Cash flow from investing activities	(528,637)	(94,108)
Cash flow from financing activities	492,278	66,019

Net change in cash and cash equivalents	27,920	16,582
Cash and cash equivalents at beginning of period	88,847	100,041

Cash and cash equivalents at end of period	$116,767	$116,623

The cash outflow for investing activities for the nine-month period ended September 30, 2014 is substantially due to new investments in loans of $726.5 million which exceeded loan repayments and conduit loan sales of $381.2 million. We also had cash outflows of $237.2 million due to the acquisition of real estate properties and capital expenditures in our owned real estate assets. The cash outflow for investing activities for the nine-month period ended September 30, 2013 is substantially due to new investments in loans of $419.7 million which exceeded loan repayments and conduit loan sales of $332.8 million. These cash outflows were partially offset by payoffs we received for our investment in securities totaling $97.0 million for the nine-month period ended September 30, 2013.

Cash flow from operating activities for the nine-month period ended September 30, 2014, as compared to the same period in 2013, has increased due to reduced interest expense and the timing of payments for various accounts payable and accrued liabilities. This was partially offset by an increase in other assets, including prepaid expenses for insurance and real estate taxes, as the size of our portfolio of real estate properties has grown.

The cash inflow from our financing activities during the nine-month period ended September 30, 2014 is primarily due to the issuance of our preferred shares and common shares, proceeds from our repurchase agreements, the issuance of our 4.0% convertible senior notes, the issuance of senior notes related to the RAIT FL2 securitization, the issuance of our 7.625% senior notes, and the issuance of our 7.125% senior notes. These cash inflows were partially offset by the outflows from the repayments and repurchases of our CDO notes payable and the repayments of our repurchase agreements during the nine-month period ended September 30, 2014.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities before changes in assets and liabilities. During the nine-month period ended September 30, 2014, we paid distributions to our preferred and common shareholders of $57.2 million and generated cash flows from operating activities, before changes in assets and liabilities, of $65.8 million. The cash flow from operating activities of $64.3 million during nine-month period ended September 30, 2014 exceeded these distributions paid to our shareholders by $7.1 million. The source of funds used to pay these distributions was cash flows from operations before changes in assets and liabilities, as mentioned above.

Capitalization

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of September 30, 2014: (dollars in thousands)

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$33,297	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	133,752	4.0%	Oct. 2033
7.625% senior notes	60,000	60,000	7.6%	Apr. 2024
7.125% senior notes	71,905	71,905	7.1%	Aug. 2019
Secured credit facilities	5,000	5,000	2.7%	Oct. 2016
Junior subordinated notes, at fair value (3)	18,671	13,048	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	159,171	159,171	2.4%	Nov. 2014 to Jul. 2016

Total recourse indebtedness (4)	515,663	501,273	4.4%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,086,038	1,084,289	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	846,941	431,142	1.0%	2037 to 2038
CMBS securitizations (8)	215,518	215,518	1.9%	Jan. 2029 to May 2031
Loans payable on real estate (9)	379,259	381,095	4.7%	Sep. 2015 to Aug. 2024

Total non-recourse indebtedness	2,527,756	2,112,044	1.4%

Total indebtedness	$3,043,419	$2,613,317	1.9%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $80.0 million with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1.6 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $959.3 million principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of September 30, 2014 was $731.9 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(8)	Excludes the FL1 junior notes and the FL2 junior notes purchased by us which are eliminated in consolidation. Collateralized by $289.5 million principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(9)	Includes $247.0 million of unpaid principal balance with a carrying amount of $248.8 million of mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.7% and has a range of maturity dates from April 2016 to August 2024.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2013: (dollars in thousands)

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$32,938	7.0%	Apr. 2031
4.0% convertible senior notes (2)	125,000	116,184	4.0%	Oct. 2033
Secured credit facilities	11,129	11,129	3.2%	Oct. 2016 to Dec. 2016
Junior subordinated notes, at fair value (3)	18,671	11,911	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	37,749	37,749	2.7%	Nov. 2014 to Oct. 2015

Total recourse indebtedness (4)	251,715	235,011	3.8%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,204,117	1,202,772	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	865,199	377,235	0.9%	2037 to 2038
CMBS securitization (8)	100,139	100,139	2.1%	Jan. 2029
Loans payable on real estate (9)	171,244	171,244	5.3%	Sep. 2015 to Dec. 2023

Total non-recourse indebtedness	2,340,699	1,851,390	1.1%

Total indebtedness	$2,592,414	$2,086,401	1.4%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $86.0 million with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1.7 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $989.8 million principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2013 was $746.9 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(8)	Excludes the FL1 junior notes purchased by us which are eliminated in consolidation. Collateralized by $131.8 million principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(9)	Includes $100.8 million of unpaid principal balance and carrying amount of mortgage indebtedness that encumbers properties owned by IRT. The weighted- average interest rate is 3.8% and has a range of maturity dates from January 2019 to November 2022.

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

The current status or activity in our financing arrangements occurring as of or during the nine-month period ended September 30, 2014 is as follows:

Recourse Indebtedness

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% Convertible Senior Notes due 2031, or the 7.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 156.8716 common shares per $1,000 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $6.37 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods. Holders of 7.0% convertible senior notes may require us to repurchase all or a portion of the 7.0% convertible senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest on April 1, 2016, April 1, 2021, and April 1, 2026, or upon the occurrence of certain defined fundamental changes.

4.0% convertible senior notes. The 4.0% Convertible Senior Notes due 2033, or the 4.0% convertible senior notes, are convertible at the option of the holder at a current conversion rate of 105.8429 common shares per $1,000 principal amount of 4.0% convertible senior notes (equivalent to a current conversion price of $9.45 per common share). Upon conversion of 4.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 4.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods. Holders of 4.0% convertible senior notes may require us to repurchase all or a portion of the 4.0% convertible senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest on October 1, 2018, October 1, 2023, and October 1, 2028, or upon the occurrence of certain defined fundamental changes.

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

7.125% senior notes. In August 2014, we issued and sold in a public offering $71.9 million aggregate principal amount of our 7.125% Senior Notes due 2019, or the 7.125% senior notes. After deducting the underwriting discount and the estimated offering costs, we received approximately $69.2 million of net proceeds. Interest on the 7.125% senior notes is paid quarterly with a maturity date of August 30, 2019. The 7.125% senior notes are subject to redemption at our option, in whole or in part, at any time on or after August 30, 2017, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date and are subject to repurchase by us at the option of the holders following a defined fundamental change, at a repurchase price equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The senior notes are not convertible into equity securities of RAIT. They contain financial covenants that are consistent with our other debt agreements.

Secured credit facilities. As of September 30, 2014, we have $5.0 million outstanding under the Independence Realty Operating Partnership, LP, or IROP, credit agreement. The IROP credit agreement has a 3-year term, bears interest at LIBOR plus 2.50% and contains customary financial covenants for this type of revolving credit agreement.

On September 9, 2014, we entered into an amendment under the IROP credit agreement that modified certain terms within the agreement, including, but not limited to, an increase to the lender’s maximum commitment under the credit agreement from $20.0 million to $30.0 million, a change in the LIBOR interest rate from 2.75% to 2.50% and amendments to certain financial covenants.

In January 2014, we repaid the outstanding $6.1 million under our other secured credit facility, including any accrued interest.

CMBS facilities. We maintain various CMBS facilities with investment banks with total borrowing capacity of $575.0 million. The CMBS facilities are repurchase agreements that provide for margin calls in the event the commercial mortgage loans financed by the facilities change in value. As of September 30, 2014, we had $159.2 million of outstanding borrowings under the CMBS facilities. As of September 30, 2014, $415.8 million in aggregate principal amount remained available under the CMBS facilities. As of September 30, 2014, we were in compliance with all financial covenants contained in all CMBS facilities.

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

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO entities which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Two of our consolidated securitizations collateralized primarily by commercial real estate loans, RAIT I and RAIT II, are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of September 30, 2014.

During the nine-month period ended September 30, 2014, we repurchased, from the market, a total of $5.8 million in aggregate principal amount of CDO notes payable issued by RAIT I. The aggregate purchase price was $3.4 million and we recorded a gain on extinguishment of debt of $2.4 million.

CDO notes payable, at fair value. Both of our consolidated securitizations collateralized primarily by TruPS, Taberna VIII and Taberna IX, are failing OC trigger tests which cause a change to the priority of payments to the debt and equity holders of the respective securitizations. Upon the failure of an OC test, the indenture of each CDO requires cash flows that would otherwise have been distributed to us as equity distributions, or in some cases interest payments on our retained CDO notes payable, be used to pay down sequentially the outstanding principal balance of the most senior note holders. The OC test failures are due to defaulted collateral assets and credit risk securities. During the nine-month period ended September 30, 2014, $18.3 million of cash flows, which is comprised of $4.1 million that was re-directed from our retained interests in these securitizations and $14.1 million that was from principal collections on the underlying collateral, were used to repay the most senior holders of our CDO notes payable.

CMBS securitizations. During the nine-month period ended September 30, 2014, $40.5 million that was from principal collections on the underlying collateral were used to repay the investment grade senior notes issued by RAIT FL1.

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

On the closing date, our subsidiary, RAIT 2014-FL2 Trust, or the FL2 issuer, issued classes of investment grade senior notes, or the FL2 senior notes, with an aggregate principal balance of approximately $155.9 million to investors, representing an advance rate of approximately 79.5%. A RAIT subsidiary received the unrated classes of junior notes, or the FL2 junior notes, including a class with an aggregate principal balance of $40.2 million, and the equity, or the retained interests, of the FL2 issuer. The FL2 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.79%. The stated maturity of the FL2 notes is May 2031, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in April 2016 or upon defined tax events, the FL2 issuer may redeem the FL2 senior notes, in whole but not in part, at the direction of holders of FL2 junior notes that we hold.

Loans payable on real estate. As of September 30, 2014 and December 31, 2013, we had $381.1 million and $171.2 million, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the nine-month period ended September 30, 2014, we obtained or assumed 11 first mortgages on our investments in real estate from third party lenders that have a total aggregate principal balance of $210.5 million, maturity dates ranging from April 2016 to August 2024, and interest rates ranging from 3.4% to 5.6%.

Subsequent to September 30, 2014, we obtained one first mortgage on our investments in real estate from a third party lender that has a total aggregate principal balance of $16.0 million, a maturity date of November 2021, and an interest rate of 3.7%.

Series D Preferred Shares

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. Under the purchase agreement, we are required to issue and sell to the investor on a private placement basis from time to time in a period up to two years, and the investor will be obligated to purchase from us, for an aggregate purchase price of $100.0 million, or the total commitment, the following securities, in the aggregate: (i) 4,000,000 Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of RAIT, or the Series D Preferred Shares, (ii) common share purchase warrants, or the warrants, exercisable for 9,931,000 of our common shares, or the common shares, and (iii) common share appreciation rights, or the investor SARs, with respect to up to 6,735,667 common shares. These securities will be issued on a pro rata basis based on the percentage of the total commitment drawn down at the relevant closing under the purchase agreement.

The warrants and investor SARs had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.69.

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $29.7 million as of September 30, 2014. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

During the period from the effective date of the purchase agreement through September 30, 2014, we sold the following securities to the investor for an aggregate purchase price of $100.0 million: (i) 4,000,000 Series D Preferred Shares, (ii) warrants exercisable for 9,931,000 common shares (which have subsequently adjusted to 10,479,889 shares as of the date of filing this report); and (iii) investor SARs exercisable with respect to 6,735,667 common shares (which have subsequently adjusted to 7,107,948.84 shares as of the date of filing this report). The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through September 30, 2014: (dollars in thousands)

Aggregate purchase price		$100,000
Initial value of warrants and investor SARs issued to-date	(22,874)
Costs incurred	(6,384)

Total discount		(29,258)
Discount amortization to-date		5,434

Carrying amount of Series D Preferred Shares		$76,176

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

On July 29, 2014, our board of trustees declared a third quarter 2014 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on September 30, 2014 to holders of record on September 2, 2014 and totaled $6.0 million.

On October 28, 2014, our board of trustees declared a fourth quarter 2014 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends will be paid on December 31, 2014 to holders of record on December 1, 2014.

At Market Issuance Sales Agreement (ATM):

On June 13, 2014, we entered into an At Market Issuance Sales Agreement, or the Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to $150.0 million aggregate amount of preferred shares. With respect to each series of preferred shares, the maximum amount issuable is as follows: 4,000,000 Series A Preferred Shares, 1,000,000 Series B Preferred Shares, and 1,000,000 Series C Preferred Shares. Unless the Preferred ATM agreement is earlier terminated by MLV or us, the Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the Preferred ATM agreement. From the effective date of the Preferred ATM Agreement through September 30, 2014, we issued a total of 6,281 Series A Preferred Shares pursuant to this agreement at a weighted-average price of $24.57 and we received $0.1 million of proceeds. From the effective date of the Preferred ATM Agreement through September 30, 2014, we did not issue any Series B Preferred Shares or Series C Preferred Shares. As of September 30, 2014, 3,993,719, 1,000,000, and 1,000,000 Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the Preferred ATM agreement.

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

On September 15, 2014, the board of trustees declared a $0.18 dividend on our common shares to holders of record as of October 7, 2014. The dividend was paid on October 31, 2014 and totaled $14.7 million.

Equity Compensation:

During the nine-month period ended September 30, 2014, 20,530 phantom unit awards were redeemed for common shares, a portion of which was withheld in order to satisfy the applicable withholding taxes. These phantom units were fully vested at the time of redemption.

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

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the nine-month period ended September 30, 2014, we issued a total of 5,603 common shares pursuant to the DRSPP at a weighted-average price of $8.09 per share and we received $0.1 million of net proceeds. As of September 30, 2014, 7,772,217 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the nine-month period ended September 30, 2014, we issued a total of 641,139 common shares pursuant to this agreement at a weighted-average price of $8.26 per share and we received $5.2 million of net proceeds. As of September 30, 2014, 7,918,919 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Common Share Public Offering:

In January 2014, we issued 10,000,000 common shares in an underwritten public offering. The public offering price was $8.52 per share and we received $82.6 million of proceeds.

Off-Balance Sheet Arrangements and Commitments

There have been no material changes in off-balance sheet arrangements or commitments during the nine-month period ended September 30, 2014 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2013. Reference is made to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

There have been no material changes in quantitative and qualitative market risks during the nine-month period ended September 30, 2014 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2013. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three-month period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 13, 2012, the staff of the SEC notified us that they had initiated a non-public investigation concerning our investment advisory subsidiary, Taberna Capital Management, LLC, or TCM. The investigation relates to TCM’s receipt of approximately $15 million of restructuring fees from issuers of securities collateralizing Taberna securitizations for which TCM served as collateral manager in connection with certain exchange transactions involving these securities and securitizations. TCM participated in these exchange transactions between March 2, 2009 and November 28, 2012 and has not subsequently participated in any exchange transactions in which it has collected a fee. The SEC staff has issued administrative subpoenas seeking testimony and information from us in connection with this matter, and we are cooperating fully in providing such information.

On September 16, 2014, an agreement in principle with SEC staff was reached to resolve this investigation which remains subject to final documentation and approval by the SEC. The settlement will be entered into by TCM without admitting or denying the allegations and will resolve all violations alleged by the SEC relating to this investigation against TCM under the Investment Advisers Act and the Exchange Act. Under the terms of the agreement in principle, among other things, TCM will pay $21.5 million and RAIT will guarantee this payment obligation. We cannot assure you that the settlement with the SEC will be finalized and/or approved or that any final settlement will not have different or additional material terms.

On October 8, 2014, two executive officers and one former employee of RAIT each received a written “Wells Notice” from the SEC staff. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any of the recipients violated any law. Rather, it provides a recipient an opportunity to respond to issues raised by the SEC staff and to present any reasons of law, policy or fact why the SEC staff should not recommend that the SEC initiate an enforcement action prior to the SEC staff making such a recommendation. The Wells Notices in this matter indicate the SEC staff has made a preliminary determination to recommend to the SEC that the SEC file an action against each of the named individuals relating to the individuals’ activities on behalf of TCM in connection with the matters that were the subject of the investigation described above. One of these executive officers is our Managing Director-Business Development, General Counsel and Secretary and the other of these executive officers is our Executive Vice President-Portfolio and Risk Management. The former employee left RAIT in 2010.

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

RAIT FINANCIAL TRUST (Registrant)

Date: November 7, 2014	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chairman of the Board and Chief Executive Officer
(On behalf of the registrant and as its Principal Executive Officer)

Date: November 7, 2014	By:	/s/ James J. Sebra
James J. Sebra, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1.1	Amended and Restated Declaration of Trust of RAIT Financial Trust (“RAIT”). (1)

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. (2)

3.1.3	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. (3)

3.1.4	Certificate of Correction to the Amended and Restated Declaration of RAIT. (4)

3.1.5	Articles of Amendment to Amended and Restated Declaration of RAIT. (5)

3.1.6	Articles of Amendment to Amended and Restated Declaration of RAIT. (6)

3.1.7	Articles Supplementary (the “Series A Articles Supplementary”) relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) of RAIT. (7)

3.1.8	Certificate of Correction to the Series A Articles Supplementary. (7)

3.1.9	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series B Preferred Shares”) of RAIT. (8)

3.1.10	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series C Preferred Shares”) of RAIT. (9)

3.1.11	Articles Supplementary relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (10)

3.1.12	Certificate of Correction relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. (11)

3.1.13	Articles Supplementary (the “Series D Articles Supplementary”) relating to the Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”) of RAIT. (12)

3.1.14	Articles Supplementary relating to the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series E Preferred Shares”) of RAIT. (13)

3.1.15	Amendment dated November 30, 2012 to the Series D Articles Supplementary. (13)

3.1.16	Articles Supplementary, dated June 13, 2014. (14)

3.2	By-laws of RAIT. (15).

4.1.1	Form of Certificate for Common Shares of Beneficial Interest. (6)

4.1.2	Form of Certificate for the Series A Preferred Shares. (16)

4.1.3	Form of Certificate for the Series B Preferred Shares. (8)

4.1.4	Form of Certificate for the Series C Preferred Shares. (9)

4.1.5	Form of Certificate for Series D Preferred Shares. (17)

4.1.6	Form of Certificate for Series E Preferred Shares. (17)

4.2.1	Base Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (18)

4.2.2	Supplemental Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (18)

4.2.3	Form of RAIT 4.00% Convertible Senior Note due 2033 (included in Exhibit 4.2.2).

4.3.1	Base Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (19)

4.3.2	Supplemental Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (19)

Exhibit Number	Description of Documents

4.4	Indenture dated as of October 5, 2011 between RAIT and Wilmington Trust, National Association, as trustee. (20)

4.5.1	Registration Rights Agreement dated as of October 1, 2012 by and among RAIT and ARS VI Investor I, LP (f/k/a ARS VI Investor I, LLC) (“ARS VI”). (12)

4.5.2	Amendment No. 1 to Registration Rights Agreement dated as of April 25, 2014 by and among RAIT and ARS VI. (21)

4.5.3	Common Share Purchase Warrant No. 1 dated October 17, 2012 issued by RAIT to ARS VI. (17)

4.5.4	Common Share Appreciation Right No. 1 dated October 17, 2012 issued by RAIT to ARS VI. (17)

4.5.5	Common Share Purchase Warrant No. 2 dated November 15, 2012 issued by RAIT to ARS VI. (22)

4.5.6	Common Share Appreciation Right No. 2 dated November 15, 2012 issued by RAIT to ARS VI. (22)

4.5.7	Common Share Purchase Warrant No. 3 dated December 18, 2012 issued by RAIT to ARS VI. (23)

4.5.8	Common Share Appreciation Right No. 3 dated December 18, 2012 issued by RAIT to ARS VI. (23)

4.5.9	Common Share Purchase Warrant No. 4 dated March 27, 2014 issued by RAIT to ARS VI. (24)

4.5.10	Common Share Appreciation Right No. 4 dated March 27, 2014 issued by RAIT to ARS VI. (24).

4.6.1	Base Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (25)

4.6.2	Supplemental Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. (25)

4.6.3	Form of RAIT 4.00% Convertible Senior Note due 2033 (included in Exhibit 4.6.2). (25)

4.6.4	Second Supplemental Indenture, dated as of April 14, 2014, between RAIT, as issuer, and Wells Fargo Bank, National Association, as trustee. (26)

4.6.5	Form of 7.625% Senior Notes due 2024 (included as Exhibit A to Exhibit 4.6.4 hereto).

4.6.6	Third Supplemental Indenture, dated as of August 14, 2014, between RAIT, as Issuer, and Wells Fargo Bank, National Association, as trustee. (27)

4.6.7	Form of 7.125% Senior Notes due 2019 (included as Exhibit A to Exhibit 4.6.6 hereto).

Certain Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1	Master Repurchase Agreement dated as of January 24, 2014 among RAIT CRE Conduit II, LLC, as seller, RAIT, as guarantor, and UBS Real Estate Securities Inc., as buyer. (28)

10.2	Guaranty Agreement, dated as of January 24, 2014, of RAIT in favor of UBS Real Estate Securities Inc. (28)

10.3	Employment Agreement dated as of January 29, 2014 between RAIT and Scott L.N. Davidson. (29)

10.4	IAP Form of Share Award Grant Agreement for non-management trustees adopted January 29, 2014.9(30)

10.5.1	Capped Call Confirmation dated February 28, 2014 between RAIT and Barclays Bank PLC (“Barclays”). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment. The omitted portions have been filed with the Securities and Exchange Commission. (31)

10.5.2	Amendment Agreement dated February 28, 2014 between RAIT and Barclays to the Capped Call Confirmation dated December 4, 2013 between RAIT and Barclays. (32)

10.6.1	First Amendment to Master Repurchase Agreement and other transaction documents dated as of June 30, 2013 among RAIT CMBS Conduit I, LLC (“RAIT CMBS I”), Citibank N.A., (“Citibank”) and RAIT. (32)

10.6.2	Third Amendment to Master Repurchase Agreement dated as of December 9, 2013 among RAIT CMBS I, Citibank and RAIT. (32)

10.6.3	Amended and Restated Master Repurchase Agreement dated as of July 28, 2014 by and among RAIT CMBS Conduit I, LLC, RAIT CRE Conduit III, LLC, collectively as seller, and Citibank, N.A., as buyer. (33)

10.6.4	Guaranty dated July 28, 2014 by RAIT, as guarantor, for the benefit of Citibank, N.A. (33)

10.7.1	First Amendment to Master Repurchase Agreement dated as of December 27, 2011 between Barclays and RAIT CMBS Conduit II, LLC (“RAIT CMBS II”). (32)

Exhibit Number	Description of Documents

10.7.2	Second Amendment to Master Repurchase Agreement dated as of February 16, 2012 between Barclays and RAIT CMBS II. (32)

10.8	Amendment No. 1 to Master Repurchase Agreement dated as of March 20, 2014 among Column Financial, Inc. (“Column”) and RAIT CRE Conduit I, LLC (“RAIT CRE I”) and RAIT. (32)

10.9.1	Amendment No. 1 to Master Repurchase Agreement dated as of March 17, 2014 among UBS Real Estate Securities Inc. (“UBS”), RAIT CRE CONDUIT II, LLC (“RAIT CRE II”) and RAIT. (32)

10.9.2	Amendment No. 2 to Master Repurchase Agreement dated as of March 27, 2014 among UBS, RAIT CRE II and RAIT. (32)

10.10	Amendment 2014-1 dated May 8, 2014 and effective January 29, 2014 to the Third Amended and Restated Employment Agreement dated as of August 4, 2011 between RAIT and Scott F. Schaeffer. (32)

10.11	Amendment 2014-1 dated May 13, 2014 to the Employment Agreement between RAIT and Raphael Licht. (34)

10.12	At the Market Issuance Sales Agreement, dated June 13, 2014, by and between RAIT and MLV & Co. LLC. (14)

12.1	Statements regarding computation of ratios as of September 30, 2014. *

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. *

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. *

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. *

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. *

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2014 and 2013; (ii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three month and nine month periods ended September 30, 2014 and 2013; (iv) Consolidated Statement of Changes in Equity for the nine month period ended September 30, 2014; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements. *

*	Filed herewith
(1)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).
(2)	Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).
(3)	Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).
(4)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).
(5)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).
(6)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July, 1 2011 (File No. 1-14760).
(7)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).
(8)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).
(9)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).
(10)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 25, 2012 (File No. 1-14760).
(11)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2012 (File No. 1-14760).
(12)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 4, 2012 (File No. 1-14760).
(13)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No. 1-14760).
(14)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 13, 2014 (File No. 1-14760).
(15)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).
(16)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).
(17)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).
(18)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).
(19)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).
(20)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).
(21)	Incorporated by reference to RAIT’s Registration Statement on Form S-3 (Registration No. 333-195547).
(22)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2012 (File No. 1-14760).
(23)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2012 (File No. 1-14760).

(24)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 27, 2014 (File No. 1-14760).
(25)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).
(26)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on April 14, 2014. (File No. 1-14760).
(27)	Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on August 14, 2014.
(28)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 31, 2014 (File No. 1-14760).
(29)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 4, 2014 (File No. 1-14760).
(30)	Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2013 (File No. 1-14760).
(31)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 28, 2014 (File No. 1-14760).
(32)	Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).
(33)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 1, 2014 (File No. 1-14760).
(34)	Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 16, 2014 (File No. 1-14760).